Form 10-Q
period 1997-10-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 1997-12-15
CIK 1014052

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


(MARK ONE)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 1997

                                        or
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from     to

                         Commission File Number 0-23007

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                CANADA                                      74-2698095
     (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


                         12500 NETWORK BLVD., SUITE 407
                            SAN ANTONIO, TEXAS 78249
                                 (210) 558-6090
   (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES
                   AND TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes      No X
                                                      ---
         The number of shares outstanding of the registrant's common stock, at December 10, 1997, was 38,259,235.


--------------------------------------------------------------------------------

                     AMERICAN TELESOURCE INTERNATIONAL INC
                                AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1997

                                     INDEX


PART I   FINANCIAL INFORMATION

                                                                                                                      Page
Item 1.  Interim Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets as of July 31, 1997 and October 31, 1997 . . . . . . . . . . . . . . . . . .       3
         Consolidated Statements of Loss for the Three Months Ended October 31, 1996 and 1997 . . . . . . . . . .       4
         Consolidated Statements of Cash Flows for the Three Months Ended October 31, 1996 and 1997 . . . . . . .       5
         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

                     AMERICAN TELESOURCE INTERNATIONAL INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (Presented in U.S. dollars)

                                                                                      July 31,        October 31,
                                                                                       1997             1997
                                                                                   -------------     ------------
                                                                                    (audited)         (unaudited)
ASSETS
CURRENT ASSETS:
 Cash                                                                              $  1,921,426      $  1,497,965
 Accounts receivable, net of allowance of $ 187,457
    and $ 162,017, respectively                                                       2,207,917         1,617,033
 Stock subscriptions receivable                                                       1,113,170            21,025
 Prepaid expenses                                                                       461,920           418,094
 Other                                                                                  284,173           330,596
                                                                                   ------------      ------------
     Total current assets                                                             5,988,606         3,884,713
                                                                                   ------------      ------------

PROPERTY AND EQUIPMENT (At cost):                                                     7,498,589         8,867,923
 Less - Accumulated depreciation and amortization                                      (926,601)       (1,215,790)
                                                                                   ------------      ------------
     Net property and equipment                                                       6,571,988         7,652,133
                                                                                   ------------      ------------

OTHER ASSETS, net
 Goodwill, net                                                                        2,264,986         4,569,839
 Organization costs, net                                                                 63,277            56,567
 Other                                                                                  931,851         1,336,952
                                                                                   ------------      ------------
     Total assets                                                                  $ 15,820,708      $ 17,500,204
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                   $  1,932,174      $  2,909,910
Accrued liabilities                                                                   2,285,601         1,910,223
Current portion of notes payable                                                        316,425           516,532
Current portion of convertible long-term debt                                           100,000           100,000
Current portion of obligations under capital leases                                     695,742           858,494
Deferred revenue                                                                        463,788           112,258
                                                                                   ------------      ------------
     Total current liabilities                                                        5,793,730         6,407,417
                                                                                   ------------      ------------

LONG-TERM LIABILITIES:
Obligations under capital leases, less current portion                                1,005,256         1,282,320
Notes payable, less current portion                                                     498,053           973,033
Convertible long-term debt, less current portion                                      1,296,560         1,820,459
Other long-term liabilities                                                             597,053           129,316
                                                                                   ------------      ------------
     Total long-term liabilities                                                      3,396,922         4,205,128
                                                                                   ------------      ------------

MINORITY INTEREST                                                                      (305,780)               --
                                                                                   ------------      ------------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Preferred shares, no par value, unlimited shares authorized, no shares issued and outstanding at July 31, 1997 and
  October 31, 1997
  Common shares, no par value, unlimited shares authorized,                                  --                --
  36,787,105 issued and outstanding at July 31, 1997,
  38,258,315 issued and outstanding at October 31, 1997                              16,221,856        17,465,538
  Accumulated deficit                                                                (9,302,375)      (10,599,924)
  Cumulative translation adjustment                                                      16,355            22,045
                                                                                   ------------      ------------
     Total stockholders' equity                                                       6,935,836         6,887,659

     Total liabilities and stockholders' equity                                    $ 15,820,708      $ 17,500,204
                                                                                   ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN TELESOURCE INTERNATIONAL INC.
                                AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS
                           (Presented in U.S. dollars)
                                   (unaudited)


                                          Three months ended October 31,
                                              1996              1997
                                          ------------      ------------
OPERATING REVENUES:
  Long distance services                  $  2,580,929      $  4,433,435
  Network management services                  387,521         1,597,884
                                          ------------      ------------

     Total operating revenues                2,968,450         6,031,319
                                          ------------      ------------

OPERATING EXPENSES:
  Cost of services                           2,594,083         3,876,081
  Selling, general and administrative        1,155,086         2,792,532
  Depreciation and amortization                128,629           338,552
                                          ------------      ------------

     Total operating expenses                3,877,798         7,007,165
                                          ------------      ------------

Operating loss                                (909,348)         (975,846)

OTHER INCOME(EXPENSE):
  Interest income                                  729            15,975
  Other income                                   1,349            27,282
  Interest expense                             (43,697)         (364,960)
                                          ------------      ------------

     Total other income                        (41,619)         (321,703)
                                          ------------      ------------

NET LOSS                                  $   (950,967)     $ (1,297,549)
                                          ============      ============

NET LOSS PER SHARE                               (0.04)            (0.04)
                                          ============      ============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING             23,779,005        37,068,013
                                          ============      ============

    The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN TELESOURCE INTERNATIONAL INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Presented in U.S. dollars)
                                   (unaudited)

                                                          Three months ended October 31,
                                                              1996             1997
                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $  (950,967)     $(1,297,549)
  Adjustments to reconcile net loss to net
   cash used in operating activities-
     Depreciation and amortization                            128,630          338,552
     Amortization of debt discount                                 --           73,899
     Deferred compensation                                      8,334          124,464
     Provision for losses on accounts receivable              136,007          187,251
     Changes in operating assets and liabilities
       net of effects from acquisition of Computel
       (Increase) Decrease in accounts receivable            (103,032)         403,633
       Increase in other assets-current and long-term         (43,877)        (433,990)
       Increase in accounts payable                           735,117        1,104,519
       Decrease in accrued liabilities                       (106,265)        (375,378)
       Increase (Decrease) in deferred revenue                  1,930         (351,530)
       Other                                                    9,370            5,690
                                                          -----------      -----------
Net cash used in operating activities                        (184,753)        (220,439)
                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                        (154,840)      (1,619,540)
  Net cash paid in Computel acquisition                            --       (1,088,775)
  Payments received on note receivable                         11,516               --
                                                          -----------      -----------
Net cash used in investing activities                        (143,324)      (2,708,315)
                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                  --          675,087
   Capital lease payments                                     (45,741)        (360,812)
   Proceeds from issuance of common stock, net
   of issuance costs                                          117,450        2,191,018
                                                          -----------      -----------
Net cash provided by financing activities                      71,709        2,505,293
                                                          -----------      -----------

Net decrease in cash                                         (256,368)        (423,461)

Cash, beginning of period                                     655,955        1,921,426
                                                          -----------      -----------

Cash, end of period                                       $   399,587      $ 1,497,965
                                                          ===========      ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN TELESOURCE INTERNATIONAL INC.
                                AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         The financial information utilized in the following Notes is presented in U.S. dollars.

         1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of ATSI-Canada, ATSI-Texas, ATSI-Mexico, GlobalSCAPE and Computel for the first quarter of fiscal 1997, have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements,"and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries ("ATSI" or the "Company") as of July 31, 1997 and October 31, 1997 and the results of their operations and cash flows for the three months ended October 31, 1996 and 1997. All adjustments are of a normal recurring nature. There are no significant differences related to the Company's financial position or results of operations for the periods ended July 31, 1997 and October 31, 1996 and 1997 between U.S. generally accepted accounting principles and those of Canada. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 1997 included in the Company's Amendment No. 1 to the Form 10 filed with the SEC on October 22, 1997. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.


         2.  FUTURE OPERATIONS

         The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from inception to October 31, 1997, the Company has incurred cumulative net losses of $10,545,100. Further, the Company has a working capital deficit of $2,522,704 at October 31, 1997. Although the Company has capital resources available to it, these resources are limited and may not be available to support its ongoing operations until such time as the Company is able to generate positive cash flow from operations. There is no assurance the Company will be able to achieve future revenue levels sufficient to support operations or recover its investment in property and equipment. The Company's future ability to generate revenues is also subject to uncertainty with regards to certain regulatory matters. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders and customers, its ability to obtain capital resources to support operations, the ultimate outcome of certain regulatory matters and its ability to successfully market its services.

         The Company is likely to require additional financial resources in the near term and could require additional financial resources in the long term to support its ongoing operations. The Company's strategic growth plan includes securing funds through equity offerings and entering into lease or long term debt financing agreements to raise capital. There can be no assurances, however, that such equity offerings or other financing arrangements will actually be consummated or that such funds, if received, will be sufficient to support existing operations until revenue levels are achieved sufficient to generate positive cash flow from operations. If the Company is not successful in completing additional equity offerings or entering into other financial arrangements, or if the funds raised in such stock offerings or other financial arrangements are not adequate to support the Company until a successful level of operations is attained, the Company has limited additional sources of debt or equity capital and would likely be unable to continue operating as a going concern.

         3.  ACQUISITION

         In May 1997, the Company entered into an agreement to purchase up to 100% of the outstanding shares of Sistema de Telefonia Computarizada, S.A. de C.V. ("Computel"), a privately owned caseta (public calling station) operator in Mexico. Computel, based in Guadalajara, Mexico owns and operates 134 casetas in 72 cities throughout Mexico. Under the terms of the agreement, the Company acquired 55% of the shares of Computel effective May 1, 1997. The total purchase price for the acquisition of Computel was approximately $3.6 million, of which $1.1 million was to be paid in cash, $700,000 in a note receivable forgiven by the Company and the balance in common stock. On August 28, 1997, the Company acquired the remaining 45% ownership interest in Computel in exchange for the aforementioned cash payment of approximately $1.1 million and the aforementioned note receivable. The Company has accounted for this acquisition as a "purchase".

         The following unaudited pro forma results of operations for the three months ended October 31, 1996 assumes the acquisition had occurred as of the beginning of the period. Such pro forma information is not necessarily indicative of the results of future operations. Pro forma results of operations for the quarter ended October 31, 1997, have been omitted as pro forma results would not materially differ from actual results of operations for the period ended.

                                                     Three Months Ended
                                                      October 31, 1996

 Operating Revenues                                    $ 4,799,267
                                                       ===========
 Net Loss                                              $(1,293,748)
                                                       ===========
 Net Loss per Share                                    $     (0.05)
                                                       ===========



         4. NOTES PAYABLE

         During October 1997, the Company entered into a note payable with a company in the amount of $1,000,000. The note calls for quarterly payments of principal and interest beginning in January 1998 and continuing until October 2004. Interest accrues on the unpaid principal at the rate of 13% per year.
At October 31, 1997, the Company had received approximately $450,000 related to said note. Subsequent to the end of the quarter, the Company received the additional balance consisting of $550,000. The Company also issued 250,000 warrants to the noteholder which carry an exercise price of $3.56. These warrants expire in October 2000. The amount of debt discount recorded by the Company related to the issuance of these warrants is immaterial.


         5.  REGISTRATION STATEMENT

         The Company filed a Form 10 Registration Statement ("Form 10") and Amendment No.1 thereto with the United States Securities and Exchange Commission ("SEC") on August 21, 1997 and October 22, 1997, respectively, for the purpose of registering its shares of common stock under the Securities Exchange Act of 1934, as amended. Such Registration Statement became effective on October 20, 1997.

         The Company filed a Form S-4 Registration Statement ("S-4"), No. 333-5557, with the SEC on June 7, 1996, Amendment No.1 to the S-4 on November 20, 1996, Amendment No.2 to the S-4 on September 11, 1997, Amendment No. 3 to the S-4 on December 3, 1997 and Amendment No. 4 to the S-4 on December 11, 1997. Such Registration Statement became effective on December 11, 1997. The S-4 filings are in conjunction with a proposed "Plan of Arrangement." The Plan of Arrangement contemplates a share exchange with ATSI-Canada. If all requisite approvals are obtained, this share exchange will result in the current stockholders of ATSI-Canada exchanging their shares on a one-for-one basis for shares of ATSI-Delaware, and ATSI-Delaware will become the publicly-traded parent entity of the Company. The Plan of Arrangement must be approved by the Canadian court system and the Company's stockholders before it can be effected. The shares of ATSI-Delaware to be issued in the Plan of Arrangement will be registered pursuant to the Form S-4.

         The Company filed Amendment No.3 to the S-4 with the Ontario Securities Commission ("OSC") on December 5, 1997 in order to comply with the preliminary prospectus requirements of the OSC.


         6.  SUBSEQUENT EVENTS

         During the month of November, the Company purchased certain assets of Comunicaciones del Caribe, S.A. de C.V. (CDC), one of the Company's independent marketing representatives in the Cancun/Cozumel area of Mexico. Under the purchase agreement, the Company paid $600,000 in cash and agreed to pay another $450,000 to CDC in equal monthly installments over a twelve-month period. The Company will make the monthly payments with shares of the Company's Common Stock. The number of shares issued will equal the monthly payment divided by the fair value of the Company's stock on the date of payment. The assets purchased consist primarily of contracts with private property owners under which ATSI will provide call services over a three year period. The cost of these contracts will be amortized over their contract period.

         In November 1997, the Company exercised the call feature on approximately 2.8 million warrants which were outstanding. Each warrant holder must exercise the warrant on or before February 28, 1998 or the Company may redeem the warrants at $0.01 per warrant. If all of the warrants are exercised, an additional $2.0 million in cash proceeds will be available to the Company.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A. of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in the report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "could," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, the operation of the Company's network, transmission costs, product introductions and acceptance, technological change, changes in industry practices, on-time events and other factors described herein ("cautionary statements"). Although the Company believes that the expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

GENERAL

         The Company is principally engaged in providing call services within and between the United States and Mexico, utilizing its own satellite network infrastructure where possible in order to transport calls. Although the Company processes calls for private property and telephone owners in the United States, the focus of its retail business is on generating local, domestic long distance and international calls through its own distribution channels within Mexico, such as public telephones and casetas. The Company also utilizes its own infrastructure to serve as a facilities-based provider of network services for other telecommunications companies, as well as for providing private communication network services for corporate clients operating in Latin America.

         The Company's intent is to provide reliable and affordable services to areas in Latin America that have been under served by telecommunications monopolies. Although the Company's revenues have historically been produced principally from calls going to or from Mexico, the Company also provides services to and/or from Jamaica, Brazil and Costa Rica, and is positioning itself in other Latin American countries to provide services in the future.

RESULTS OF OPERATIONS

         The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the three month periods ended October 31, 1996 and 1997.

                                                       Three Months Ended October 31,
                                                       ------------------------------
                                                                (unaudited)
                                                   1996                              1997
                                                   ----                              ----
                                            $                %                 $               %
                                          ------          ------            -------          ------
 Operating revenues
 ------------------
 Operator services                        $2,581              93%            $2,863              47%
 Direct dial services                          -               0%             1,571              26%
 Network management services                 388               7%             1,597              26%
                                          ------          ------            -------          ------

 Total operating revenues                  2,969             100%             6,031             100%
                                          ------          ------            -------          ------

 Cost of services                          2,594              87%             3,876              64%
                                          ------          ------            -------          ------
 Gross margin                                375              13%             2,155              36%

 Selling, general and
 administrative expense                    1,181              40%             2,792              46%

 Depreciation and amortization               129               4%               339               6%
                                          ------          ------            -------          ------

 Operating loss                             (935)            (31%)             (976)            (16%)
 Other, net                                  (16)             (1%)             (322)             (5%)
                                          ------          ------            -------          ------

 Net loss                                $  (951)            (32%)         $ (1,298)            (22%)
                                          ======          ======            =======          ======


         Revenues more than doubled in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997, primarily as a result of the purchase of Computel, which was completed on August 28, 1997. Computel, which provides direct dial services from casetas, (public calling stations) located throughout Mexico in exchange for cash payment, generated approximately $1.4 million of direct dial revenues in the quarter ended October 31, 1997. Computel also generates operator assisted international calls to the United States, which are processed and billed by

ATSI-Texas. Operator assisted revenues increased approximately 11%, or $282,000, between the first quarters of fiscal 1996 and 1997 as the Company's mix of calls changed significantly. The Company experienced an increase in the number of international calls which originated in Mexico and were terminated and billed in the United States from approximately 34,500 calls during the first quarter of 1996 to approximately 57,000 calls in the first quarter of 1997. These additional calls were attributable from new public telephones installed by ATSI in resort areas of Mexico, as well as from the casetas owned by Computel.

         As the Company focused more on the production of calls from within Mexico between quarters, it decreased its focus on calls originating from within the United States and other countries. As a result, the number of calls processed from these areas decreased.

         Network management services revenues increased approximately $1.2 million, or 312% from the first quarter of fiscal 1996 to the first quarter of fiscal 1997. The number of private network customers nearly doubled from 10 to 18 between quarters, and the Company sold approximately $200,000 of equipment to one of its customers during October 1997. In addition, the Company began providing network services to other telecommunications companies during the 1997 quarter, which accounted for approximately $380,000 in additional revenues over the same quarter in the previous year.

         Cost of Services. Cost of services increased approximately 49% between quarters, but decreased as a percentage of total revenues from 87% to 64%. The increase in cost of services is attributable to the increased volume of business handled by the Company as discussed above. The improvement in the Company's gross margin from 13% in the period ending October 1996 to 36% in the quarter ended October 1997 is the result of the change in mix of the Company's revenues, and the Company's ability to lower the cost of providing call services from within Mexico. The Company is able to provide direct dial services from Computel's casetas and from its coin-operated public telephones at higher margins than its operator services. With the recent changes in the regulatory environment in Mexico, and the receipt of its comercializadora license, the Company has been able to enter into agreements with newly formed carriers within Mexico which allow the Company to transmit its calls made from within Mexico at lower per minute costs. The Company is also able to take advantage of volume related discounts as a result of the purchase of Computel, which produces a large volume of calls within Mexico. As previously mentioned, the Company began utilizing its own network infrastructure to provide network services to other telecommunications companies, and increased the number of private communications network customers that is services. By utilizing its own infrastructure for the production of revenues, rather than network owned by third parties, the Company was able to improve its margins.

         Selling, General and Administrative (SG&A). SG&A expenses rose 136%, or approximately $1.6 million between quarters. Approximately half of this increase is due to the acquisition of Computel. Computel operates approximately 134 retail-based casetas in approximately sixty cities throughout Mexico, and employs in excess of 400 people. With the receipt of its comercializadora license in February 1997, ATSI-Mexico extended its operations to include the procuring of contracts to install and operate public telephones within Mexico. ATSI-Mex also began installing coin-operated public telephones in August 1997. New employees were hired to procure the contracts, and to assist in the installation and maintenance of the telephones, thus increasing the personnel and related costs of ATSI-Mexico. The Company anticipates that SG&A expenses will grow at a slower rate than revenues over the last three quarters of fiscal 1998, due in part to the seasonal fluctuations of the Company's revenues, and the increased revenues from network services provided to other telecommunication companies. Management anticipates that these additional network services revenues can be provided with relatively little additional overhead expenses.

         Depreciation and Amortization. Depreciation and amortization rose approximately $210,000, or 163%, between quarters, and rose slightly as a percentage of revenues from 4% to 6%. This increase was caused by the addition of approximately $6.1 million in equipment between October 31, 1996 and October 31, 1997, of which approximately $1.7 million was added with the acquisition of Computel.

         Operating Loss. The Company's operating loss increased slightly from the first quarter of fiscal 1997 to the first quarter of fiscal 1998, due primarily to increased selling, general and administrative expenses discussed above. With the acquisition of Computel in August 1998, these expenses increased at a faster rate than revenues did.

However, the effect of these additional expenses on the Company's earnings is magnified during the first quarter of fiscal 1998 because the Company's revenue levels are affected by seasonality factors. The Company's revenues are at their lowest levels in the months of August, September and October because fewer tourists are visiting the resort areas of Mexico during these months.

         Other Income (Expense). Other income (expense) increased to a net expense of approximately $322,000 during the quarter ended October 31, 1997 as opposed to net expense of approximately $42,000 during the quarter ended October 31, 1996. This was primarily attributable to an increase in interest expense as a result of increased levels of indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position at October 31, 1997 was approximately $1.5 million as compared to $1.9 million at July 31, 1997. The Company's working capital position declined from approximately $205,000 at July 31, 1997 to a deficit of $2.5 million at October 31, 1997. The Company continued to suffer monthly cash flow deficits from operations, but these deficits were partially offset with proceeds it received from the exercise of warrants. The Company received approximately $1.1 million from the exercise of such warrants during the quarter. During the quarter ended October 31, 1997, the Company received an additional $1.1 million in cash in exchange for stock which had been subscribed for as of July 31, 1997. These proceeds were used during the quarter to purchase the remaining 45% of Computel on August 28, 1997. The net result of this acquisition was the recording of additional goodwill on ATSI's books, as Computel's liabilities exceeded its net assets at the acquisition date. In addition, during the first quarter of fiscal 1998 the Company committed to purchase approximately $1.5 million in equipment under short-term vendor financing arrangements. This equipment was installed during the quarter in order to begin providing network services to other telecommunications companies. Approximately half of the amount of equipment financed with vendors had been paid for as of October 31, 1997 utilizing funds received from the exercise of the warrants mentioned above.

         During October and November 1997, the Company borrowed a total of $1.0 million from a shareholder. The Company used approximately half of the proceeds to pay down on balances owed to vendors for the purchase of the equipment mentioned above. The remainder of the cash borrowed from the investor was used to purchase certain assets of Comunicaciones del Caribe
(CDC), one of the Company's independent marketing representatives in the Cancun and cozumel area of Mexico, on November 1, 1997. Under the purchase agreement, the Company paid $600,000 in cash and agreed to pay another $450,000 to CDC over a twelve-month period. The Company will make the monthly payments with shares of the Company's common stock. The number of shares will equal the monthly payment divided by the fair value of the Company's stock on the date of payment. The assets purchased consist primarily of contracts with private property owners under which ATSI will provide call services over a three year period. The cost of these contracts will be amortized over their contract period. By purchasing the assets of CDC, the Company lowered its monthly cash cost of providing services in the Cancun/Cozumel area of Mexico, which has historically been the region of Mexico which has produced the most revenues for the Company. The amount borrowed from the shareholder is payable by the Company over a seven year period in quarterly payments of principal and interest, which accrues at the rate of 13% annually. Upon funding of the note, the Company also issued the shareholder 250,000 warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $3.56 which was above the trading price of the Company's stock on the date the agreement was made.

         The Company continued to expand its customer base in Mexico during the quarter ended October 31, 1997. Overall, long distance services revenues were up 11% over the same period in the prior year, but the amount of revenues generated out of Mexico increased in excess of 50%. The Company considers this to be a positive trend, as it has taken steps to improve the profitability of providing services from within Mexico by reducing the cost of transporting calls to its switching facilities in San Antonio, and has reduced its commission cost by purchasing the customer base of CDC. In addition, the Company began providing network services to telecommunications companies during the quarter ended October 31, 1997, and believes that this revenue base will continue to expand throughout the current fiscal year.

         Based upon the anticipated improved results in its Mexico operations, and new network services provided to other telecommunications companies, the Company believes that cash flows anticipated to be generated by operations in the last three quarters of fiscal 1998 could be sufficient to meet its anticipated operating cash needs over that period. In addition, in November 1997 the Company exercised the call feature on approximately 2.8 million warrants which were outstanding. Each warrant holder must exercise the warrant on or before February 28, 1998 or the Company may redeem the warrants at $0.01 per warrant. If all of the warrants are exercised, an additional $2.0 million in cash proceeds will be available to the Company. The Company anticipates that the majority of the warrants will be exercised on or before February 28, 1998.

         Until the Company is able to generate positive cash flows from operations or to obtain a credit facility with a financial institution, on acceptable terms, to provide sufficient working capital to attain positive cash flows, the Company will remain dependent upon private sales of debt and/or equity securities to fund its working capital and expansion needs. There can be no assurance that the Company will ever be able to generate positive cash flows from operations or obtain a credit facility which would provide sufficient working capital to attain positive cash flows from operations, or that it will be able to sell equity or debt securities sufficient to fund such working capital and expansion needs.

INFLATION/FOREIGN CURRENCY

         Inflation has not had a significant impact on the Company's operations. With the exception of a portion of the contract entered into with the Mexican milk producer in April 1996 and a portion of the services provided by Computel, all of the Company's contracts to date have been denominated in, and have called for payment in, U.S. dollars. Some expenses directly related to certain contracts have been denominated in foreign currencies, primarily Mexican pesos. Such expenses consist primarily of costs incurred in transmitting long distance calls from Mexico to the Company's switching facilities in San Antonio, Texas, and payroll and other administrative costs associated with ATSI-Mexico. The devaluation of the Mexican peso over the past two years has not had a material adverse effect on the Company's financial condition or operating results. In fact, the devaluation has had certain positive effects such as favorable conversion rates in connection with the payment of certain expenses and stimulated tourism, which is a principal source of the Company's call services revenues.

SEASONALITY

         The Company's call services revenues are typically higher on a per phone basis during January through July, the peak tourism months in Mexico.


PART II OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

         The exhibits listed below are filed as part of this report.

EXHIBIT
NUMBER
------
11               Computation of Earnings per Share (filed herewith)
27               Financial Data Schedule (filed herewith)

         (b)     Current Reports on Form 8-K.

                 None.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                     AMERICAN TELESOURCE INTERNATIONAL INC.
                                  (Registrant)




Date:  December 15, 1997                By:       /s/ H. Douglas Saathoff
                                                  -------------------------
                                        Name:     H. Douglas Saathoff
                                        Title:    Chief Financial Officer

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBIT
------           ----------------------
11               Computation of Earnings per Share (filed herewith)
27               Financial Data Schedule (filed herewith)