Form 10-Q
period 1998-01-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 1998-03-17
CIK 1014052

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


(MARK ONE)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 1998

                                       or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

                         Commission File Number 0-23007

                     AMERICAN TELESOURCE INTERNATIONAL INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




          CANADA                                                   74-2698095
 (STATE OR OTHER JURISDICTION                                    (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


                         12500 NETWORK BLVD., SUITE 407
                            SAN ANTONIO, TEXAS 78249
                                 (210) 558-6090
                 (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S
                        PRINCIPAL EXECUTIVE OFFICES AND
                     TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         The number of shares outstanding of the registrant's common stock at March 17, 1998 were 44,365,257.

--------------------------------------------------------------------------------

                     AMERICAN TELESOURCE INTERNATIONAL INC.
                                AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1998

                                     INDEX


PART I   FINANCIAL INFORMATION


                                                                                                                       Page
                                                                                                                       ----
Item 1.  Interim Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets as of July 31, 1997 and January 31, 1998.........................................    3
         Consolidated Statements of Loss for the Three and Six Months Ended January 31, 1997 and 1998.................    4
         Consolidated Statements of Cash Flows for the Six Months Ended January 31, 1997 and 1998.....................    5
         Notes to Consolidated Financial Statements ..................................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .......................    8

PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K.............................................................................   14




                     AMERICAN TELESOURCE INTERNATIONAL INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)


                                                                        July 31,    January 31,
                                                                          1997         1998
                                                                       ----------  ------------
                                                                        (audited)   (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash                                                                     $  1,921    $  1,355
 Accounts receivable, net of allowance of $ 187 and $ 302, respectively      2,208       3,154
 Stock subscriptions receivable                                              1,113           -
 Prepaid expenses                                                              462         410
 Other                                                                         285         716
                                                                          --------    --------
     Total current assets                                                    5,989       5,635
                                                                          --------    --------

PROPERTY AND EQUIPMENT (At cost):                                            7,499      11,425
 Less - Accumulated depreciation and amortization                             (927)     (1,674)
                                                                          --------    --------
     Net property and equipment                                              6,572       9,751
                                                                          --------    --------

OTHER ASSETS, net
 Goodwill, net                                                               2,265       4,228
 Contracts, net                                                                  -         883
 Other                                                                         995         801
                                                                          --------    --------
     Total assets                                                         $ 15,821    $ 21,298
                                                                          ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                         $  1,932    $  4,082
 Accrued liabilities                                                         2,286       2,911
 Current portion of notes payable                                              316       1,484
 Current portion of convertible long-term debt                                 100           -
 Current portion of obligations under capital leases                           696         784
 Deferred revenue                                                              464         260
                                                                          --------    --------
     Total current liabilities                                               5,794       9,521
                                                                          --------    --------

LONG-TERM LIABILITIES:
 Obligations under capital leases, less current portion                      1,005       1,176
 Notes payable, less current portion                                           498         976
 Convertible long-term debt, less current portion                            1,297       1,447
 Other                                                                         597         533
                                                                          --------    --------
     Total long-term liabilities                                             3,397       4,132
                                                                          --------    --------

MINORITY INTEREST                                                             (306)          -
                                                                          --------    --------

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY:
 Preferred shares, no par value, unlimited shares authorized, no shares
     issued and outstanding at July 31, 1997 and January 31, 1998                -           -
 Common shares, no par value, unlimited shares authorized,
      36,787,105 issued and outstanding at July 31, 1997,
      39,001,641 issued and outstanding at January 31, 1998                 16,222      18,723
 Accumulated deficit                                                        (9,302)    (11,115)
 Cumulative translation adjustment                                              16          37
                                                                          --------    --------
     Total shareholders' equity                                              6,936       7,645
                                                                          --------    --------

     Total liabilities and shareholders' equity                           $ 15,821    $ 21,298
                                                                          ========    ========



              The accompanying notes are an integral part of these
                      consolidated financial statements.

                     AMERICAN TELESOURCE INTERNATIONAL INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF LOSS
                    (In thousands, except per share amounts)
                                  (unaudited)



                                          Three Months Ended        Six Months Ended
                                             January 31,               January 31,
                                        --------------------      ------------------
                                          1997        1998         1997        1998
                                        ---------   --------    ----------  --------
OPERATING REVENUES:
  Call services                         $  2,781    $  3,644    $  5,362    $  6,506
  Direct dial services                         -       1,570           -       3,141
  Network management services                399       3,490         815       5,088
                                        --------    --------    --------    --------

     Total operating revenues              3,180       8,704       6,177      14,735
                                        --------    --------    --------    --------

OPERATING EXPENSES:
  Cost of services                         2,622       5,027       5,240       8,903
  Selling, general and administrative      1,399       3,293       2,558       6,085
  Depreciation and amortization              118         541         247         880
                                        --------    --------    --------    --------

     Total operating expenses              4,139       8,861       8,045      15,868
                                        --------    --------    --------    --------

Operating loss                              (959)       (157)     (1,868)     (1,133)

OTHER INCOME(EXPENSE):
  Interest income                              -          13           -          29
  Other income                                 3           -           5          27
  Other expense                              (10)         (7)        (10)         (7)
  Interest expense                           (51)       (364)        (95)       (729)
                                        --------    --------    --------    --------

     Total other income (expense)            (58)       (358)       (100)       (680)
                                        --------    --------    --------    --------

NET LOSS                                $ (1,017)   $   (515)   $ (1,968)   $ (1,813)
                                        ========    ========    ========    ========

NET LOSS PER SHARE                      $  (0.04)   $  (0.01)   $  (0.08)   $  (0.05)
                                        ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING           23,944      38,446      23,862      37,757
                                        ========    ========    ========    ========




                The accompanying notes are an integral part of
                   these consolidated financial statements.



                     AMERICAN TELESOURCE INTERNATIONAL INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)


                                                              Six Months Ended
                                                                  January 31,
                                                              ------------------
                                                               1997        1998
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(1,968)   $(1,813)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities-
     Depreciation and amortization                                247        880
     Amortization of debt discount                                  -        150
     Deferred compensation                                         17        249
     Provision for losses on accounts receivable                  275        464
     Changes in operating assets and liabilities
           net of effects from acquisitions
       Increase in accounts receivable                           (707)    (1,392)
       Increase in other assets-current and long-term             (12)      (418)
       Increase in accounts payable                               488      2,105
       Increase (Decrease) in accrued liabilities                (233)       632
       Increase (Decrease) in deferred revenue                     47       (204)
       Other                                                        7        (25)
                                                              -------    -------
Net cash provided by (used in) operating activities            (1,839)       628
                                                              -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (273)    (3,560)
  Net cash paid in acquisitions                                     -     (1,724)
  Payments received on note receivable                             13          -
                                                              -------    -------
Net cash used in investing activities                            (260)    (5,284)
                                                              -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares, net
    of issuance costs                                             171      2,612
   Proceeds from issuance of debt                               1,491      2,366
   Capital lease payments                                         (92)      (657)
   Payments on debt                                                 -       (231)
   Deposits                                                       250          -
                                                              -------    -------
Net cash provided by financing activities                       1,820      4,090
                                                              -------    -------

Net decrease in cash                                             (279)      (566)

Cash, beginning of period                                         656      1,921
                                                              -------    -------

Cash, end of period                                           $   377    $ 1,355
                                                              =======    =======



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

         1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of ATSI-Canada, ATSI-Texas, ATSI-Mexico, GlobalSCAPE and Computel for the first six months of fiscal 1998, have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries ("ATSI" or "the Company") as of July 31, 1997 and January 31, 1998 and the results of their operations and cash flows for the three and six months ended January 31, 1997 and 1998. All adjustments are of a normal recurring nature. There are no significant differences related to the Company's financial position or results of operations for the periods ended July 31, 1997 and January 31, 1997 and 1998 between U.S. generally accepted accounting principles and those of Canada. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 1997 included in the Company's Amendment No. 1 to the Form 10 filed with the SEC on October 22, 1997. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.


         2.  FUTURE OPERATIONS

         The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from inception to January 31, 1998, the Company has incurred cumulative net losses of $11,060,340. Further, the Company has a working capital deficit of $3,885,805 at January 31, 1998. Although the Company has capital resources available to it, these resources are limited and may not be available to support its ongoing operations until such time as the Company is able to maintain positive cash flow from operations. There is no assurance the Company will be able to achieve future revenue levels sufficient to support operations or recover its investment in property and equipment. The Company's future ability to generate revenues is also subject to uncertainty with regards to certain regulatory matters. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders and customers, its ability to obtain capital resources to support operations, the ultimate outcome of certain regulatory matters and its ability to successfully market its services.

         The Company is likely to require additional financial resources in the near term and could require additional financial resources in the long term to support its ongoing operations. The Company's strategic growth plan includes entering into lease or long term debt financing agreements to raise capital. There can be no assurances, however, that such financing arrangements will actually be consummated or that such funds, if received, will be sufficient to support existing operations until revenue levels are achieved sufficient to maintain positive cash flow from operations. If the Company is not successful in entering into other financial arrangements, or if the funds raised in such financial arrangements are not adequate to support the Company until a successful level of operations is attained, the Company has limited additional sources of debt or equity capital and would likely be unable to continue operating as a going concern.


         3.  ACQUISITION

         In August 1997, the Company completed its acquisition of Sistema de Telefonia Computarizada, S.A. de C.V. ("Computel"), a privately owned caseta (public calling station) operator in Mexico. The Company acquired 45% of Computel in exchange for a cash payment of approximately $1.1 million and the forgiveness of a $700,000 note receivable held by the Company. The Company previously acquired 55% of the shares of Computel, in May 1997, in exchange for common stock valued at approximately $1.8 million.

         The following unaudited pro forma results of operations for the six months ended January 31, 1997 assume the acquisition had occurred as of the beginning of the period. Such pro forma information is not necessarily indicative of the results of future operations. Pro forma results of operations for the six months ended January 31, 1998, have been omitted, as pro forma results would not materially differ from actual results of operations for the period ended.



                                                           Six Months Ended
                                                           January 31, 1997
                                                           ----------------
Operating Revenues                                            $   9,400,000


Net Loss                                                      $  (2,580,000)


Net Loss per Share                                            $       (0.10)


         During the month of November, the Company purchased certain assets of Comunicaciones del Caribe, S.A. de C.V. ("CDC"), one of the Company's independent marketing representatives in the Cancun/Cozumel area of Mexico. Under the purchase agreement, the Company paid $600,000 in cash and $100,000 in Common Stock and agreed to pay another $200,000 in cash and $350,000 in Common Stock, during the following twelve months. The number of shares issued will equal the monthly payment divided by the fair value of the Company's stock on the date of payment. The assets purchased consist primarily of contracts with private property owners under which ATSI will provide call services over a three-year period. The cost of these contracts will be amortized over their contract period.


         4. NOTES PAYABLE

         In November 1997, the Company received approximately $550,000 related to a $1,000,000 note it had entered into in October, $450,000 of which had been funded during the month of October. The note calls for quarterly payments of principal and interest beginning in January 1998 and continuing until October 2004. Interest accrues on the unpaid principal at the rate of 13% per year. In January 1998, the noteholder exercised previously issued warrants, unrelated to this note, and called by the Company, by an approximate $500,000 reduction in the amount due under the note.

         In November 1997, the Company entered into a short-term note payable with one of its shareholders in the amount of approximately $360,000. Interest accrues at the rate of 10% per year. Subsequent to January 31, 1998, the note and accrued interest were paid in full.

         In December 1997, the Company entered into a short-term note payable with a company in the amount of $574,000. The note accrues interest at 13% per year and is payable in full in February 1998. In February 1998, the noteholder exercised previously issued warrants, unrelated to this note, by canceling all outstanding principal and interest due on the note.


         5.    REGISTRATION STATEMENT

         The Company filed Amendment No. 3 to the S-4 Registration Statement on December 3, 1997 and Amendment No. 4 to the S-4 on December 11, 1997. Such Registration Statement, as amended, became effective on December 11, 1997. On March 6, 1998, the Company filed a new Registration Statement on Form S-4, containing a combined prospectus, pursuant to Rule 429 (b) under the Securities Act of 1933, as amended, which also relates to the previously filed Registration Statement (No. 333-05557). Such Registration Statement became effective on March 13, 1998. No shares were sold under Registration Statement No. 333-05557.

         6.  SUBSEQUENT EVENTS

         In November 1997, the Company exercised the call feature on approximately 2.8 million outstanding warrants. Subsequent to January 31, 1998, all such warrants were exercised, resulting in cash proceeds of approximately $1.5 million and an approximate $500,000 reduction of indebtedness.

         In February 1998, the Company ceased providing network services between Mexico and the United States to other telecommunication carriers for a period of approximately three weeks, as the Company took steps to ensure compliance with Mexican regulations. Such services were resumed after the three week period utilizing the Company's existing Secretaria de Comunicaciones y Transportes ("SCT") licenses.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in the report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "could," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the inability to obtain capital, changes in the Mexican political or economic environment; the adoption by Mexico of new laws or regulations, or changes effected by Mexico to existing laws affecting the communications industry generally or the Company specifically; increased or redirected competition efforts, targeting the Company's services or operations, by competitors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, seasonality, the operation of the Company's network, the ability of the Company's direct sales force to successfully replace its independent marketing representatives or the failure of said direct sales force to produce anticipated results, transmission costs, product introductions and acceptance, the inability to continue to generate new sources of revenue, technological change, changes in industry practices, on-time events and other factors described herein ("cautionary statements"). Reference is made to the risks and uncertainties contained in the Company's Form 10 and Registration Statement on Form S-4, as amended. Although the Company believes that the expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

GENERAL

         The Company is principally engaged in providing call services within and between the United States and Mexico, utilizing its own satellite network infrastructure where possible in order to transport calls. Although the Company processes calls for private payphone owners in the United States, the focus of its retail business is on generating local, domestic long distance and international calls through its own distribution channels within Mexico, such as public telephones and casetas. The Company also utilizes its own infrastructure to serve as a facilities-based provider of network services for other telecommunications companies, as well as for providing private communication network services for corporate clients operating in Latin America.

         The Company's intent is to provide reliable and affordable services to areas in Latin America that have been under served by telecommunications monopolies. Although the Company's revenues have historically been produced principally from calls going to or from Mexico, the Company also provides services to and/or from Jamaica, Brazil, Costa Rica, El Salvador and
Guatemala.

         The Company's historical consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has a working capital deficit as of January 31, 1998. Additionally, the Company has had recurring negative cash flows from operations with the exception of the three-month period ended January 31, 1998. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources the Company expects improved results of operations and liquidity in fiscal 1998.

RESULTS OF OPERATIONS

         The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the three and six-month periods ended January 31, 1997 and 1998.


                                     Three Months Ended January 31,                     Six Months Ended January 31,
                                     ------------------------------                     ----------------------------

                                     1997                     1998                      1997                     1998
                                     ----                     ----                      ----                     ----
                                                                       (unaudited)

                                    $           %            $           %            $           %            $           %
                                --------    --------     --------    --------     --------    --------     --------    --------
Operating revenues
Call services ................  $  2,781          87%    $  3,644          42%    $  5,362          87%    $  6,506          44%
Direct dial services .........         -           0%       1,570          18%           -           0%       3,141          21%
Network management services...       399          13%       3,490          40%         815          13%       5,088          35%
                                --------    --------     --------    --------     --------    --------     --------    --------

Total operating revenues .....     3,180         100%       8,704         100%       6,177         100%      14,735         100%
                                --------    --------     --------    --------     --------    --------     --------    --------

Cost of services .............     2,622          82%       5,027          58%       5,240          85%       8,903          60%
                                --------    --------     --------    --------     --------    --------     --------    --------

Gross Margin .................       558          18%       3,677          42%         937          15%       5,832          40%

Selling, general and
administrative expense .......     1,399          44%       3,293          38%       2,558          41%       6,085          41%

Depreciation and
amortization .................       118           4%         541           6%         247           4%         880           6%
                                --------    --------     --------    --------     --------    --------     --------    --------

Operating loss ...............      (959)        (30)%       (157)         (2)%     (1,868)        (30)%     (1,133)         (7)%

Other, net ...................       (58)         (2)%       (358)         (4)%       (100)         (2)%       (680)         (5)%
                                --------    --------     --------    --------     --------    --------     --------    --------
Net loss .....................  $ (1,017)        (32)%   $   (515)         (6)%   $ (1,968)        (32)%   $ (1,813)        (12)%
                                ========    ========     ========    ========     ========    ========     ========    ========


THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

         Operating revenues. Operating revenues increased approximately $5.5 million or 174%, due to growth in the Company's call services, direct dial services and network management customer bases.

         Call service revenues increased approximately $900,000 or 31%, primarily due to growth in the Company's customer base in Mexico that produces calls to the United States from hotels, public telephones and casetas. Through the implementation of a direct sales strategy, the Company has been able to increase its presence in the resort areas of Mexico. The Company began processing calls for several hotels in Mexico subsequent to January 1997, including those operated by Grupo Posadas, the largest operator of hotels in Latin America. The Company also began installing intelligent public telephones in Puerto Vallarta and Acapulco during this time. In addition, the Company began processing international calls for Computel in January 1997. As a result of these factors, the Company processed 81,000 international calls originating in Mexico during the three months ended January 31, 1998 as compared to approximately 37,000 calls in the same period of the prior year. As the Company increased its focus on Mexico, it has decreased its focus on domestic and international calls originated within the United States and other countries, resulting in decreased calls and revenues from these areas.

         Direct dial services, calls processed in exchange for cash without utilizing the Company's operator center, increased to $1.6 million primarily due to the acquisition of Computel in August 1997. The Company also began processing domestic long distance and local calls within Mexico during the latter half of 1997 from intelligent public telephones installed in Puerto Vallarta and Acapulco. These calls are made by depositing coins (pesos or quarters) in the Company's phones.

         Network management services increased approximately $3.1 million or 775%, principally due to the growth of the Company's provision of network services to other telecommunications companies. The Company began providing these services between the United States and Mexico in October 1997. In February 1998, the Company ceased providing such services for a period of approximately three weeks while it took steps to ensure compliance with Mexican regulations. The services were resumed utilizing the Company's existing Secretaria de Comunicaciones y Transportes ("SCT") licenses.

         Cost of Services. Cost of services increased approximately $2.4 million or 92% between quarters, but decreased as a percentage of total revenues from 82% to 58%. The increase in cost of services was attributable to the increased volume of business handled by the Company as discussed above. The improvement in the Company's gross profit margin resulted from the implementation of the Company's plan to decrease costs subsequent to the demonopolization of Telefonos de Mexico (Telmex), which took place in January 1, 1997. Subsequent to that date, the Company was able to negotiate with newly concessioned competitors of Telmex to transport its calls originating in Mexico, which has lowered the associated per minute rate to carry those calls. In addition, the Company was one of the first four companies to receive a public payphone comercializadora license from the SCT in February 1997, which has allowed the Company to provide local, domestic and international calls from public telephones in Mexico. In November, the Company purchased the customer contracts of an independent marketing representative in the Cancun/Cozumel area of Mexico which did not have a payphone comercializadora license, and which had been utilizing the Company's operator center for processing international calls. By purchasing the customer base, the Company was able to eliminate a layer of expense associated with the traffic and effectively lower its overall commission rate paid to public telephone location owners in Mexico. The Company has also improved its gross margin by utilizing its own existing satellite network infrastructure and licenses to provide network services to other telecommunication companies.

         Selling, General and Administrative (SG&A). SG&A expenses rose 135%, or approximately $1.9 million between quarters, but decreased as a percentage of revenues from 44% to 38%. This increase was caused by the acquisition of Computel, the growth of the Company's ATSI-Mexico operations and the expensing of costs related to certain SEC filings. Approximately, $970,000 of the increase was due to the acquisition of Computel. Computel operates approximately 134 retail-based casetas in approximately sixty cities throughout Mexico, and employs in excess of 400 people. With the receipt of its comercializadora license in February 1997, ATSI-Mexico extended its operations to include the procuring of contracts to install and operate public telephones within Mexico. ATSI-Mexico also began installing coin-operated public telephones in August 1997. New employees were hired to procure the contracts, and to assist in the installation and maintenance of the telephones, thus increasing personnel and related costs. In the three months ended January 31, 1998, the Company expensed approximately $290,000 of costs incurred relative to certain SEC filings.

         Depreciation and Amortization. Depreciation and amortization rose approximately $423,000, or 358%, between quarters, and rose slightly as a percentage of revenues from 4% to 6%. This increase was caused by the addition of approximately $8.6 million in equipment between January 31, 1997 and January 31, 1998, of which approximately $1.7 million was added with the acquisition of Computel. Additional equipment additions included the Company's purchase of 450 public payphones, which the Company began installing in August 1997, and the acquisition of equipment for the Company's teleport facilities in Mexico City and Monterrey. The Company also began amortizing goodwill related to its acquisition of 45% of the shares of Computel in May 1997.


         Operating Loss. The Company's operating loss decreased $802,000, or 84%, between quarters and improved as a percentage of revenues from 30% to 2%, primarily due to increased sales volumes and improvements in the Company's gross margins.

         Other Income (Expense). Other income (expense) increased approximately $300,000. This increase was primarily attributable to an increase in interest expense as a result of increased indebtedness and capital leases.

SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1997

         Operating revenues. Operating revenues increased approximately $8.6 million or 139%, due to growth in the Company's call services, direct dial services and network management customer bases.

         Call service revenues increased approximately $1.1 million or 21%, primarily due to growth in the Company's customer base in Mexico that produces calls to the United States from hotels, public telephones and casetas. Through the implementation of a direct sales strategy, the Company has been able to increase its presence in the resort areas of Mexico. The Company began processing calls for several hotels in Mexico subsequent to January 1997, including those operated by Grupo Posadas, the largest operator of hotels in Latin America. The Company also began installing intelligent public telephones in Puerto Vallarta and Acapulco during this time. In addition, the Company began processing international calls for Computel in January 1997. As a result of these factors, the Company processed 138,000 international calls originating in Mexico during the six months ended January 31, 1998 as compared to approximately 71,500 calls in the same period of the prior year. As the Company increased its focus on Mexico, it has decreased its focus on domestic and international calls originated within the United States and other countries, resulting in decreased calls and revenues from these areas.

         Direct dial services, calls processed in exchange for cash without utilizing the Company's operator center, increased to $3.1 million primarily due to the acquisition of Computel in August 1997. The Company also began processing domestic long distance and local calls within Mexico during the latter half of 1997 from intelligent public telephones installed in Puerto Vallarta and Acapulco. These calls are made by depositing coins (pesos or quarters) in the Company's phones.

         Network management services increased approximately $4.3 million or 524%, principally due to the growth of the Company's provision of network services to other telecommunications companies. The Company began providing these services between the United States and Mexico in October 1997. In February 1998, the Company ceased providing such services for a period of approximately three weeks while it took steps to ensure compliance with Mexican regulations. The services were resumed utilizing the Company's existing Secretaria de Comunicaciones y Transportes ("SCT") licenses.

         Cost of Services. Cost of services increased approximately $3.7 million or 70% between periods, but decreased as a percentage of total revenues from 85% to 60%. The increase in cost of services was attributable to the increased volume of business handled by the Company as discussed above. The improvement in the Company's gross profit margin resulted from the implementation of the Company's plan to decrease costs subsequent to the demonopolization of Telefonos de Mexico (Telmex), which took place in January 1, 1997. Subsequent to that date, the Company was able to negotiate with newly concessioned competitors of Telmex to transport its calls originating in Mexico, which has lowered the associated per minute rate to carry those calls. In addition, the Company was one of the first four companies to receive a public payphone comercializadora license from the SCT in February 1997, which has allowed the Company to provide local, domestic and international calls from public telephones in Mexico. In November, the Company purchased the customer contracts of an independent marketing representative in the Cancun/Cozumel area of Mexico which did not have a comercializadora license, and which had been utilizing the Company's operator center for processing international calls. By purchasing the customer base, the Company was able to eliminate a layer of expense associated with the traffic and effectively lower its overall commission rate paid to public telephone location owners in Mexico. The Company has also improved its gross margin by utilizing its own existing satellite network infrastructure and licenses to provide network services to other telecommunication companies.

         Selling, General and Administrative (SG&A). SG&A expenses rose 138%, or approximately $3.5 million between periods, but remained constant at 41% as a percentage of revenues. This increase was caused by the acquisition of Computel, the growth of the Company's ATSI-Mexico operations and the expensing of costs related to certain SEC filings. Approximately $2.0 million of the increase was due to the acquisition of Computel. Computel operates approximately 134 retail-based casetas in approximately sixty cities throughout Mexico, and employs in excess of 400 people. With the receipt of its payphone comercializadora license in February 1997, ATSI-Mexico extended its operations to include the procuring of contracts to install and operate public telephones within Mexico. ATSI-Mexico also began installing coin-operated public telephones in August 1997. New employees were hired to procure the contracts, and to assist in the installation and maintenance of the telephones, thus increasing personnel and related costs. In the six months ended January 31, 1998, the Company expensed approximately $310,000 of costs incurred relative to certain SEC filings.

         Depreciation and Amortization. Depreciation and amortization rose approximately $633,000, or 256%, between periods, and rose slightly as a percentage of revenues from 4% to 6%. This increase was caused by the addition of approximately $8.6 million in equipment between January 31, 1997 and January 31, 1998, of which approximately $1.7 million was added with the acquisition of Computel. Additional equipment additions included the Company's purchase of 450 public payphones, which the Company began installing in August 1997, and the acquisition of equipment for the Company's teleport facilities in Mexico City and Monterrey. The Company also began amortizing goodwill related to its acquisition of 45% of the shares of Computel in May 1997.

         Operating Loss. The Company's operating loss decreased $735,000, or 39%, between periods and improved as a percentage of revenues from 30% to 7%, primarily due to increased sales volumes and improvements in the Company's gross margins.

         Other Income (Expense). Other income (expense) increased approximately $580,000. This increase was primarily attributable to an increase in interest expense as a result of increased indebtedness and capital leases.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended January 31, 1998, the Company generated positive cash flows from operations of approximately $630,000. These cash flows were the result of the increased volume of business handled by the Company, coupled with improved gross margins on that business as mentioned earlier. Although the Company ceased providing some network services for approximately a three week period during February 1998 as mentioned above, management anticipates that its existing customer base should allow the Company to maintain positive cash flows on a quarterly basis going forward. However, there can be no assurances that this will occur.

         The positive cash flows generated by the Company were used to fund working capital needs of the Company during the period. In order to further implement its growth strategy in Mexico, the Company purchased approximately $3.6 million in equipment during the six months ended January 31, 1998. The majority of the equipment purchased is used to support the Company's network services business provided to other telecommunications companies.

         The Company used approximately $1.1 million in cash to complete the acquisition of Computel in August 1997. Additionally, the Company used approximately $600,000 in cash to acquire the customer base of the independent marketing representative mentioned above.

         The Company used proceeds from equity and debt issuances to pay for the acquisitions previously mentioned. The Company received $1.1 million in cash proceeds from an equity offering which was subscribed to on July 31, 1997 in order to fund the acquisition of Computel. To fund the acquisition of the independent marketing representative, the Company issued a $1.0 million long-term note to a shareholder. The note accrues interest at the annual rate of 13%, and is payable in equal quarterly installments of principal and interest over a seven-year period. In connection with the loan, the shareholder received warrants to purchase 250,000 shares of Common Stock at a price of $3.56 per share. Subsequent to January 31, 1998, the shareholder effectively converted approximately $490,000 in outstanding principal under this note to equity by exercising outstanding warrants, unrelated to this note.

         The Company used proceeds from debt issuances, vendor financing, and proceeds from warrant exercises to fund its working capital needs and capital expenditures during the period. The Company borrowed approximately $574,000 from the same shareholder mentioned above during the period under a short-term note, which was also effectively converted to equity subsequent to January 31, 1998 through the exercise of outstanding warrants. In October and November 1997, the Company borrowed approximately $200,000 and $360,000, respectively, from a shareholder under short-term notes. The notes, which accrued interest at the annual rate of 10%, were paid in full by the Company in November 1997 and February 1998, respectively. During the six-month period, the Company received cash proceeds of approximately $1.2 million from the exercise of warrants and options.

         The net result of the Company's operating, financing and investing activities of the Company during the period was a working capital deficit of approximately $3.9 million and cash on hand of approximately $1.4 million at January 31, 1998. Approximately $1.0 million of this deficit was in the form of short-term debt, which was effectively converted to equity subsequent to January 31, 1998. The Company also owed approximately $2.0 million to vendors under short-term financing arrangements at January 31, 1998, and had accrued approximately $1.7 million to cover costs to its carriers in Mexico.

         Subsequent to January 31, 1998, the Company has received approximately $1.6 million in cash proceeds from the exercise of warrants and an additional $1.1 million reduction in indebtedness from the exercise of warrants. The majority of these proceeds were used to pay the Company's carriers in Mexico. The Company is currently negotiating with several parties in order to finance the $2.0 million in equipment purchased under the short-term vendor arrangements, and to finance future capital expenditures necessary for the Company to continue the expansion of its services. No assurance can be given that the Company will be able to obtain such necessary capital.

        Although the Company has shown the ability to increase revenues, it has yet to obtain profitable operations. However, the Company did begin to produce positive cash flows from operations during the period ending January 31, 1998. This is largely due to the implementation of its plan within Mexico, which called for increased revenues and lowering of the associated direct costs subsequent to the demonopolization of Telmex in January 1997.

         The Company anticipates that it will be able to continue to produce positive cash flows from operations on a quarterly basis from its existing customer basis for the remainder of fiscal 1998, although no such assurance can be given, that this will occur. The Company believes that cash on hand; the anticipated cash flows from operations, and anticipated financing arrangements could be sufficient to fund its cash needs for the remainder of fiscal 1998. Subject to obtaining financing arrangements, the Company believes that it can continue to grow its customer base and improve its margins. However, no assurances can be given that such financing arrangements will be available, or that favorable operating results will be attained as a result.

         Unless the Company is able to maintain positive cash flows from operations or to obtain a credit facility with a financial institution, on acceptable terms, to provide sufficient working capital to maintain its positive cash flows, the Company will remain dependent upon private sales of debt and/or equity securities and borrowings from stockholders and others to fund its working capital and expansion needs. There can be no assurance that the Company will be able to maintain positive cash flows from operations or obtain a credit facility which would provide sufficient working capital to maintain positive cash flows from operations, or that it will be able to sell equity or debt securities or obtain borrowings sufficient to fund such working capital and expansion needs.

INFLATION/FOREIGN CURRENCY

Inflation has not had a significant impact on the Company's operations. With the exception of a portion of the contract entered into with the Mexican milk producer in April 1996 and a portion of the services provided by Computel, all of the Company's contracts to date have been denominated in, and have called for payment in, U.S. dollars. Some expenses directly related to certain contracts have been denominated in foreign currencies, primarily Mexican pesos. Such expenses consist primarily of costs incurred in transmitting long distance calls from Mexico to the Company's switching facilities in San Antonio, Texas, and payroll and other administrative costs associated with ATSI-Mexico and Computel. The devaluation of the Mexican peso over the past two years has not had a material adverse effect on the Company's financial condition or operating results. In fact, the devaluation has had certain positive effects such as favorable conversion rates in connection with the payment of certain expenses and stimulated tourism, which is a principal source of the Company's call services revenues.

SEASONALITY

The Company's call services revenues are typically higher on a per phone basis during January through July, the peak tourism months in Mexico.


PART II OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         The exhibits listed below are filed as part of this report.

EXHIBIT
NUMBER
11                Computation of Earnings per Share (filed herewith)

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


                     AMERICAN TELESOURCE INTERNATIONAL INC.
                                  (Registrant)




Date:    March 17, 1998             By:               /s/ H. DOUGLAS SAATHOFF
                                                      -------------------------
                                    Name:             H. Douglas Saathoff
                                    Title:            Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                  Description
------                  -----------
Ex. 11                  Computation of Earnings per Share
Ex. 27                  Financial Data Schedule