Form 10-Q
period 1998-04-30
AMERICAN TELESOURCE INTERNATIONAL INC
filed 1998-06-15
CIK 1014052

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(MARK ONE)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 1998

                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                              ------  ------

                         Commission File Number 0-23007

                     AMERICAN TELESOURCE INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                 74-2849995
      (STATE OR OTHER JURISDICTION                     (IRS EMPLOYER
    OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                         12500 NETWORK BLVD., SUITE 407
                            SAN ANTONIO, TEXAS 78249
                                 (210) 558-6090
                  (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S
                         PRINCIPAL EXECUTIVE OFFICES AND
                     TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---
         The number of shares outstanding of the registrant's common stock at June 8, 1998 were 45,540,156.


--------------------------------------------------------------------------------

                     AMERICAN TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1998

                                      INDEX


PART I   FINANCIAL INFORMATION

                                                                                                                          Page
                                                                                                                          ----
Item 1.  Interim Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets as of July 31, 1997 and April 30, 1998..........................................     3
         Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 1997 and 1998...........     4
         Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 1997 and 1998.....................     5
         Notes to Consolidated Financial Statements .................................................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......................     8

PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K............................................................................    14

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                                       July 31,          April 30,
                                                                                         1997              1998
                                                                                     ------------      ------------
                                                                                       (audited)        (unaudited)
ASSETS
CURRENT ASSETS:
 Cash                                                                                $      1,921      $      1,844
 Accounts receivable, net of allowance of $ 190 and $ 215, respectively                     2,208             2,911
 Stock subscriptions receivable                                                             1,113                --
 Prepaid expenses                                                                             462               438
 Other                                                                                        285               629
                                                                                     ------------      ------------
     Total current assets                                                                   5,989             5,822
                                                                                     ------------      ------------

PROPERTY AND EQUIPMENT (At cost):                                                           7,499            13,365
 Less - Accumulated depreciation and amortization                                            (927)           (2,181)
                                                                                     ------------      ------------
     Net property and equipment                                                             6,572            11,184
                                                                                     ------------      ------------

OTHER ASSETS, net
 Goodwill, net                                                                              2,265             4,508
 Contracts, net                                                                                --             1,244
 Other                                                                                        995             1,235
                                                                                     ------------      ------------
     Total assets                                                                    $     15,821      $     23,993
                                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                    $      1,932      $      4,133
 Accrued liabilities                                                                        2,286             2,171
 Current portion of notes payable                                                             316               928
 Current portion of convertible long-term debt                                                100                --
 Current portion of obligations under capital leases                                          696             2,217
 Deferred revenue                                                                             464               290
                                                                                     ------------      ------------
     Total current liabilities                                                              5,794             9,739
                                                                                     ------------      ------------

LONG-TERM LIABILITIES:
 Obligations under capital leases, less current portion                                     1,005             3,035
 Notes payable, less current portion                                                          498               908
 Convertible long-term debt, less current portion                                           1,297             1,525
 Other                                                                                        597               702
                                                                                     ------------      ------------
     Total long-term liabilities                                                            3,397             6,170
                                                                                     ------------      ------------

MINORITY INTEREST                                                                            (306)               --
                                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY:
 Preferred shares, no par value, unlimited shares authorized, no shares
     issued and outstanding at July 31, 1997 and April 30, 1998                                --                --
 Common shares, no par value, unlimited shares authorized,
      36,787,105 issued and outstanding at July 31, 1997,
      44,943,002 issued and outstanding at April 30, 1998                                  16,222            21,129
 Accumulated deficit                                                                       (9,302)          (13,038)
 Cumulative translation adjustment                                                             16                (7)
                                                                                     ------------      ------------
     Total shareholders' equity                                                             6,936             8,084
                                                                                     ------------      ------------

     Total liabilities and shareholders' equity                                      $     15,821      $     23,993
                                                                                     ============      ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AMERICAN TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)



                                                        Three Months Ended                   Nine Months Ended
                                                             April 30,                           April 30,
                                                  ------------------------------      ------------------------------
                                                      1997              1998              1997              1998
                                                  ------------      ------------      ------------      ------------
OPERATING REVENUES:
  Call services                                   $      3,568      $      3,875      $      8,958      $     10,382
  Direct dial services                                      --             1,516                --             4,657
  Network management services                              673             3,442             1,460             8,530
                                                  ------------      ------------      ------------      ------------

     Total operating revenues                            4,241             8,833            10,418            23,569
                                                  ------------      ------------      ------------      ------------

OPERATING EXPENSES:
  Cost of services                                       3,532             5,532             8,773            14,435
  Selling, general and administrative                    1,446             4,154             4,004            10,240
  Depreciation and amortization                            187               628               433             1,508
                                                  ------------      ------------      ------------      ------------

     Total operating expenses                            5,165            10,314            13,210            26,183
                                                  ------------      ------------      ------------      ------------

Operating loss                                            (924)           (1,481)           (2,792)           (2,614)

OTHER INCOME (EXPENSE):
  Interest income                                            4                64                 5                94
  Other income                                               1                 3                 5                23
  Other expense                                             --              (152)              (10)             (152)
  Interest expense                                        (115)             (357)             (210)           (1,086)
                                                  ------------      ------------      ------------      ------------

     Total other income (expense)                         (110)             (442)             (210)           (1,121)
                                                  ------------      ------------      ------------      ------------

NET LOSS                                          $     (1,034)     $     (1,923)     $     (3,002)     $     (3,735)
                                                  ============      ============      ============      ============

BASIC AND DILUTED LOSS PER SHARE                  $      (0.04)     $      (0.04)     $      (0.12)     $      (0.09)
                                                  ============      ============      ============      ============

WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                            27,009            43,447            24,980            39,612
                                                  ============      ============      ============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AMERICAN TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                             Nine Months Ended
                                                                                 April 30,
                                                                      ------------------------------
                                                                           1997              1998
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $     (3,002)     $     (3,735)
  Adjustments to reconcile net loss to net cash
   used in operating activities--
     Depreciation and amortization                                             433             1,508
     Amortization of debt discount                                              16               228
     Deferred compensation                                                      25               373
     Provision for losses on accounts receivable                               503               739
     Changes in operating assets and liabilities
      net of effects from acquisitions
       Increase in accounts receivable                                        (937)           (1,443)
       Increase in other assets-current and long-term                         (108)             (635)
       Increase in accounts payable                                            643             2,133
       Increase (Decrease) in accrued liabilities                               65              (196)
       Decrease in deferred revenue                                             --              (174)
       Other                                                                     6                82
                                                                      ------------      ------------
Net cash used in operating activities                                       (2,356)           (1,120)
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (531)           (2,890)
  Net cash paid in acquisitions                                                 --            (2,111)
  Issuance of notes receivable                                                (518)               --
  Payments received on note receivable                                          13                --
                                                                      ------------      ------------
Net cash used in investing activities                                       (1,036)           (5,001)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares, net
    of issuance costs                                                        2,105             4,271
   Proceeds from issuance of debt                                            2,125             3,122
   Capital lease payments                                                     (139)             (949)
   Payments on debt                                                             --              (400)
                                                                      ------------      ------------
Net cash provided by financing activities                                    4,091             6,044
                                                                      ------------      ------------

Net increase (decrease) in cash                                                699               (77)

Cash, beginning of period                                                      656             1,921
                                                                      ------------      ------------

Cash, end of period                                                   $      1,355      $      1,844
                                                                      ============      ============

Supplemental Cash Flow Disclosure
      Capital lease obligations incurred                              $         97      $      3,107



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AMERICAN TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The financial information utilized in the following Notes is presented in U.S. dollars.

         1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of ATSI-Canada, ATSI-Texas, ATSI-Mexico, Telespan, GlobalSCAPE and Computel for the first nine months of fiscal 1998, have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries ("ATSI" or "the Company") as of July 31, 1997 and April 30, 1998, the results of their operations for the three and nine months ended April 30, 1998 and cash flows for the nine months ended April 30, 1997 and 1998. All adjustments are of a normal recurring nature. There are no significant differences related to the Company's financial position or results of operations for the periods ended July 31, 1997 and April 30, 1997 and 1998 between U.S. generally accepted accounting principles and those of Canada. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 1997 included in the Company's Amendment No. 1 to the Form 10 filed with the SEC on October 22, 1997. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of Primary Earnings Per Share
(EPS) with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the consolidated statements of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS No. 128 is effective for financial statements issued after December 15, 1997 and, accordingly, the accompanying financial statements reflect the adoption of SFAS No. 128. As the Company had a net loss for the three and nine months ended April 30, 1997 and 1998, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods. Prior period EPS data has been restated as required by SFAS No. 128.

         2.  FUTURE OPERATIONS

         The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from inception to April 30, 1998, the Company has incurred cumulative net losses of approximately $13.0 million. Further, the Company has a working capital deficit of approximately $3.9 million at April 30, 1998. Although the Company has capital resources available to it, these resources are limited and may not be available to support its ongoing operations until such time as the Company is able to maintain positive cash flow from operations. There is no assurance the Company will be able to achieve future revenue levels sufficient to support operations or recover its investment in property and equipment. The Company's future ability to generate revenues is also subject to uncertainty with regards to certain regulatory matters. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders and customers, its ability to obtain capital resources to support operations, the ultimate outcome of certain regulatory matters and its ability to successfully market its services.

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

         The following unaudited pro forma results of operations for the nine months ended April 30, 1997 assume the acquisition had occurred as of the beginning of the period. Such pro forma information is not necessarily indicative of the results of future operations. Pro forma results of operations for the nine months ended April 30, 1998, have been omitted, as pro forma results would not materially differ from actual results of operations for the period ended.

                                                          Nine Months Ended
                                                           April 30, 1997
                                                          -----------------
Operating Revenues                                           $15,163,000
                                                             ===========

Net Loss                                                     $(3,738,000)
                                                             ============

Net Loss per Share                                             $(0.13)
                                                               =======

         During the month of November, the Company purchased certain assets of Communications del Caribe, S.A. de C.V. ("CDC"), one of the Company's independent marketing representatives in the Cancun/Cozumel area of Mexico. Under the purchase agreement, the Company originally paid $600,000 in cash and $100,000 in Common Stock and agreed to pay another $200,000 in cash and $350,000 in Common Stock, during the following twelve months. The number of shares issued will equal the monthly payment divided by the fair value of the Company's stock on the date of payment. The assets purchased consisted primarily of contracts with private property owners under which ATSI will provide call services over a three-year period. The cost of these contracts will be amortized over their contract period. During the quarter ended April 30, 1998, the Company agreed to amend the purchase agreement to reflect total cash obligations of $935,000, $600,000 of which was paid at the date of acquisition and $335,000 of which was paid during the quarter ended April 30, 1998. No payments have been made to date related to the additional $350,000 in Common Stock due under the purchase agreement.

         4. CAPITAL LEASES

         In April 1998, the Company, through ATSI-Mexico secured an approximate $2.9 million capital lease facility with IBM de Mexico to increase network capacity and to fund the purchase and installation of public telephones in Mexico. The lease facility calls for monthly principal and interest payments beginning in April 1998 and continuing through March 2001. Interest accrues on the facility at an interest rate of approximately 11% per year.

         5.    PLAN OF ARRANGEMENT

         The Company filed Amendment No. 3 and Amendment No. 4 to the S-4 Registration Statement (No. 333-05557) during December 1997. Amendment No. 4 was declared effective by the SEC on December 11, 1997. The S-4 filings were made in conjunction with the Company's plan to effect a "Plan of Arrangement" whereby current stockholders of ATSI-Canada would, on a one-for-one basis, exchange their shares for shares of American TeleSource International, Inc. (ATSI-Delaware), a Delaware Corporation. The Plan of Arrangement would result in ATSI-Delaware becoming the publicly-traded parent of the Company, and ATSI-Canada becoming a wholly-owned subsidiary of ATSI-Delaware.

         Subsequent to December 11, 1997, the Company received comments from the Ontario Securities Commission related to the prospectus included in the effective S-4. As a result of addressing those comments, and to register additional shares issued by the Company subsequent to December 11, 1997, the Company filed a new Registration Statement on Form S-4 (No. 333-47511) on March 6, 1998. This Registration Statement was declared effective on March 13, 1998. No shares were sold under either S-4 Registration Statement. During December 1997, the shares of ATSI-Canada began trading on the NASD OTC Bulletin Board under the symbol "AMTI", and continued to be traded on the Canadian Dealing Network under the symbol "ATIL".

         On April 30, 1998, the Plan of Arrangement was approved by the Company's shareholders, and the Plan of Arrangement was declared effective by Canadian regulatory authorities on May 11, 1998. During May 1998, the Company delisted the shares of ATSI-Delaware from the Canadian Dealing Network.

         6. SHARE CAPITAL

            During the nine months ended April 30, 1998, the Company issued 8,155,897 shares of common stock. Of this total, 7,302,405 were issued for approximately $2.8 million in cash and reductions in indebtedness of approximately $1.1 million through the exercise of 7,302,405 warrants and options, 200,000 were issued resulting from the conversion of a $100,000 convertible note, 606,271 were issued for approximately $333,000 in net cash proceeds and 47,221 were issued for services rendered to the Company.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in the report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "could," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the inability to obtain capital, changes in the Mexican political or economic environment; the adoption by Mexico of new laws or regulations, or changes effected by Mexico to existing laws affecting the communications industry generally or the Company specifically; increased or redirected competition efforts, targeting the Company's services or operation, by competitors; general economic conditions, customer relations, relationships with vendors, the interest rate environment, seasonality, the operation of the Company's network, the ability of the Company's direct sales force to successfully replace its independent marketing representatives or the failure of said direct sales force to produce anticipated results, transmission costs, product introductions and acceptance, the inability to continue to generate new sources of revenue, technological change, changes in industry practices, on-time events and other factors described herein ("cautionary statements"). Reference is made to the risks and uncertainties contained in the Company's Form 10 and Registration Statement on Form S-4, as amended. Although the Company believes that the expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

         The Company's intent is to provide reliable and affordable services to areas in Latin America that have been under served by telecommunications monopolies. Although the Company's revenues have historically been produced principally from calls going to or from Mexico, the Company also provides services to and/or from Jamaica, Brazil, Costa Rica, El Salavador and Guatemala.

         The Company's historical consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has a working capital deficit as of April 30, 1998. Additionally, the Company has had recurring negative cash flows from operations with the exception of the three-month period ended January 31, 1998. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources the Company expects improved results of operations and liquidity in the last quarter of fiscal 1998 and fiscal 1999.

RESULTS OF OPERATIONS

         The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the three and nine-month periods ended April 30, 1997 and 1998.


                                         Three Months Ended April 30,                      Nine Months Ended April 30,
                                ---------------------------------------------     ---------------------------------------------
                                        1997                     1998                     1997                     1998
                                --------------------     --------------------     --------------------     --------------------
                                                                          (unaudited)
                                   $            %           $            %           $            %           $            %
                                --------    --------     --------    --------     --------    --------     --------    --------
Operating revenues
Call services                   $  3,568          84%    $  3,875          44%    $  8,958          86%    $ 10,382          44%
Direct dial services                  --           0%       1,516          17%          --           0%       4,657          20%
Network management services          673          16%       3,442          39%       1,460          14%       8,530          36%
                                --------    --------     --------    --------     --------    --------     --------    --------

Total operating revenues           4,241         100%       8,833         100%      10,418         100%      23,569         100%

Cost of services                   3,532          83%       5,532          63%       8,773          84%      14,435          61%
                                --------    --------     --------    --------     --------    --------     --------    --------

Gross Margin                         709          17%       3,301          37%       1,645          16%       9,134          39%

Selling, general and
administrative expense             1,446          34%       4,154          47%       4,004          39%      10,240          44%

Depreciation and amortization        187           4%         628           7%         433           4%       1,508           6%
                                --------    --------     --------    --------     --------    --------     --------    --------

Operating loss                      (924)        (21)%     (1,481)        (17)%     (2,792)        (27)%     (2,614)        (11)%

Other, net                          (110)         (3)%       (442)         (5)%       (210)         (2)%     (1,121)         (5)%
                                --------    --------     --------    --------     --------    --------     --------    --------

Net loss                        $ (1,034)        (24)%   $ (1,923)        (22)%   $ (3,002)        (29)%   $ (3,735)        (16)%
                                ========    ========     ========    ========     ========    ========     ========    ========

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

         Operating revenues. Operating revenues increased approximately $4.6 million, or 108%, due to growth in the Company's call services, direct dial services and network management customer bases.

         Call service revenues increased approximately $300,000, or 9%, primarily due to growth in the Company's customer base in Mexico that produces calls to the United States from hotels, public telephones and casetas. Through the implementation of a direct sales strategy, the Company has been able to increase its presence in the resort areas of Mexico. The Company processed 100,000 international calls originating in Mexico during the three months ended April 30, 1998 as compared to approximately 60,500 calls in the same period of the prior year. As the Company increased its focus on Mexico, it has decreased its focus on domestic and international calls originated within the United States and other countries, resulting in decreased calls and revenues from these areas.

         Direct dial services, calls processed in exchange for cash without utilizing the Company's operator center, increased to $1.5 million primarily due to the acquisition of Computel in August 1997. The Company also began processing domestic long distance and local calls within Mexico during the latter half of 1997 from intelligent public telephones installed in Puerto Vallarta and Acapulco. These calls are made by depositing coins (pesos or quarters) in the Company's phones.

         Network management services increased approximately $2.8 million, or 411%, principally due to the growth of the Company's provision of network services to other telecommunications companies. The Company began providing these services between the United States and Mexico in the first quarter of fiscal 1998. In February 1998, the Company ceased providing such services for a period of approximately three weeks while it took steps to ensure compliance with Mexican regulations. The services were resumed during the quarter utilizing the Company's existing Secretaria de Comunicaciones y Transportes ("SCT") licenses.

         Cost of Services. Cost of services increased approximately $2.0 million, or 57%, between quarters, but decreased as a percentage of total revenues from 83% to 63%. The increase in cost of services was attributable to the increased volume of business handled by the Company as discussed above. The improvement in the Company's gross profit margin resulted from its continuing efforts to decrease costs subsequent to the demonopolization of Telefonos de Mexico (Telmex), which took place in January 1, 1997. Subsequent to Telmex's demonopolization, the Company was able to negotiate with newly concessioned competitors of Telmex to transport its calls originating in Mexico, which has lowered the associated per minute rate to carry those calls. Additionally, the Company was one of the first four companies to receive a public payphone comercializadora license from the SCT in February 1997, which has allowed the Company to provide local, domestic and international calls from public telephones in Mexico. In November 1997, the Company purchased the customer contracts of an independent marketing representative in the Cancun/Cozumel area of Mexico which did not have a comercializadora license, and which had been utilizing the Company's operator center for processing international calls. By purchasing the customer base, the Company was able to eliminate a layer of expense associated with the traffic and effectively lower its overall commission rate paid to public telephone location owners in Mexico. The Company has also improved its gross margin by utilizing its own existing satellite network infrastructure and licenses to provide network services to other telecommunication companies.

         Selling, General and Administrative (SG&A). SG&A expenses rose 187%, or approximately $2.7 million, between quarters. This increase was caused by the acquisition of Computel, the continuing growth of the Company's ATSI-Mexico operations, the expensing of costs related to the Company's planned acquisition of additional concessions from the Mexican regulatory authorities and the expensing of costs related to the Company's reincorporation from Canada to Delaware, which was approved by the Company's shareholders on April 30, 1998 and declared effective by regulators on May 11, 1998. Approximately $890,000 of the increase was due to the acquisition of Computel. Computel operates approximately 134 retail-based casetas in approximately sixty cities throughout Mexico, and employs in excess of 400 people. With the receipt of its payphone comercializadora license in February 1997, ATSI-Mexico extended its operations to include the procuring of contracts to install and operate public telephones within Mexico. ATSI-Mexico also began installing coin-operated public telephones in August 1997. New employees were hired to procure the contracts, and to assist in the installation and maintenance of the telephones, thus increasing personnel and related costs. In the three months ended April 30, 1998, the Company expensed approximately $225,000 of costs incurred relative to the Company's reincorporation.

         SG&A expenses also rose as a percentage of revenues, increasing from 34% to 47% between quarters, partially as a result of the factors mentioned above. Also, management estimates indicate that SG&A expenses would have been approximately 40% of revenue during the quarter ended April 30, 1998 had the Company not ceased providing network services for a portion of the period as discussed above.

         Depreciation and Amortization. Depreciation and amortization rose approximately $441,000, or 236%, between quarters, and rose slightly as a percentage of revenues from 4% to 7%. This increase was caused by the addition of approximately $10.6 million in equipment between April 30, 1997 and April 30, 1998, of which approximately $1.7 million was added with the acquisition of Computel. Additional equipment additions included the Company's purchase of 450 public payphones, which the Company began installing in August 1997, and the acquisition of equipment for the Company's teleport facilities in Mexico City and Monterrey. The Company also began amortizing goodwill related to its acquisition of 45% of the shares of Computel in May 1997.

         Operating Loss. The Company's operating loss increased $557,000, or 60%, between quarters but improved as a percentage of revenues from 21% to 17%, primarily due to increased sales volumes and improvements in the Company's gross margins.

         Other Income (Expense). Other income (expense) increased approximately $330,000. This increase was primarily attributable to an increase in interest expense as a result of increased indebtedness and capital leases.

NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO NINE MONTHS ENDED APRIL 30, 1997

         Operating revenues. Operating revenues increased approximately $13.2 million, or 126%, due to growth in the Company's call services, direct dial services and network management customer bases.

         Call service revenues increased approximately $1.4 million, or 16%, primarily due to growth in the Company's customer base in Mexico that produces calls to the United States from hotels, public telephones and casetas. Through the implementation of a direct sales strategy, the Company has been able to increase its presence in the resort areas of Mexico. The Company processed 238,000 international calls originating in Mexico during the nine months ended April 30, 1998 as compared to approximately 132,000 calls in the same period of the prior year. As the Company increased its focus on Mexico, it has decreased its focus on domestic and international calls originated within the United States and other countries, resulting in decreased calls and revenues from these areas.

         Direct dial services, calls processed in exchange for cash without utilizing the Company's operator center, increased to $4.7 million primarily due to the acquisition of Computel in August 1997. The Company also began processing domestic long distance and local calls within Mexico during the latter half of 1997 from intelligent public telephones installed in Puerto Vallarta and Acapulco. These calls are made by depositing coins (pesos or quarters) in the Company's phones.

         Network management services increased approximately $7.1 million, or 484%, principally due to the growth of the Company's provision of network services to other telecommunications companies. The Company began providing these services between the United States and Mexico in the first quarter of fiscal 1998. In February 1998, the Company ceased providing such services for a period of approximately three weeks while it took steps to ensure compliance with Mexican regulations. The services were resumed utilizing the Company's existing Secretaria de Comunicaciones y Transportes ("SCT") licenses.

         Cost of Services. Cost of services increased approximately $5.7 million, or 64%, between periods, but decreased as a percentage of total revenues from 84% to 61%. The increase in cost of services was attributable to the increased volume of business handled by the Company as discussed above. The improvement in the Company's gross profit margin resulted from its continuing efforts to decrease costs subsequent to the demonopolization of Telefonos de Mexico (Telmex), which took place in January 1, 1997. Subsequent to Telmex's demonopolization, the Company was able to negotiate with newly concessioned competitors of Telmex to transport its calls originating in Mexico, which has lowered the associated per minute rate to carry those calls. In addition, the Company was one of the first four companies to receive a public payphone comercializadora license from the SCT in February 1997, which has allowed the Company to provide local, domestic and international calls from public telephones in Mexico. In November 1997, the Company purchased the customer contracts of an independent marketing representative in the Cancun/Cozumel area of Mexico which did not have a comercializadora license, and which had been utilizing the Company's operator center for processing international calls. By purchasing the customer base, the Company was able to eliminate a layer of expense associated with the traffic and effectively lower its overall commission rate paid to public telephone location owners in Mexico. The Company has also improved its gross margin by utilizing its own existing satellite network infrastructure and licenses to provide network services to other telecommunication companies.

         Selling, General and Administrative (SG&A). SG&A expenses rose 156%, or approximately $6.2 million, between periods and increased from 39% to 44% as a percentage of revenues. This increase was caused by the acquisition of Computel, the continuing growth of the Company's ATSI-Mexico operations, the expensing of costs related to the Company's planned acquisition of additional concessions from the Mexican regulatory authorities and the expensing of costs related to the Company's reincorporation from Canada to Delaware, which was approved by the Company's shareholders on April 30, 1998 and declared effective by regulators on May 11,1998. Approximately $2.9 million of the increase was due to the acquisition of Computel. Computel operates approximately 134 retail-based casetas in approximately sixty cities throughout Mexico, and employs in excess of 400 people. With the receipt of its payphone comercializadora license in February 1997, ATSI-Mexico extended its operations to include the procuring of contracts to install and operate public telephones within Mexico. ATSI-Mexico also began installing coin-operated public telephones in August 1997. New employees were hired to procure the contracts, and to assist in the installation and maintenance of the telephones, thus increasing personnel and related costs. In the nine months ended April 30, 1998, the Company expensed approximately $535,000 of costs incurred relative to the Company's reincorporation.

         SG&A expenses also rose as a percentage of revenues, increasing from 34% to 47% between quarters, partially as a result of the factors mentioned above. Also, management estimates indicate that SG&A expenses would have been approximately 41% of revenue during the quarter ended April 30, 1998 had the Company not ceased providing network services for a portion of the period as discussed above.

         Depreciation and Amortization. Depreciation and amortization rose approximately $1.1 million, or 248%, between periods, and rose slightly as a percentage of revenues from 4% to 6%. This increase was caused by the addition of approximately $10.6 million in equipment between April 30, 1997 and April 30, 1998, of which approximately $1.7 million was added with the acquisition of Computel. Additional equipment additions included the Company's purchase of 450 public payphones, which the Company began installing in August 1997, and the acquisition of equipment for the Company's teleport facilities in Mexico City and Monterrey. The Company also began amortizing goodwill related to its acquisition of 45% of the shares of Computel in May 1997.

         Operating Loss. The Company's operating loss decreased $178,000, or 6%, between periods and improved as a percentage of revenues from 27% to 11%, primarily due to increased sales volumes and improvements in the Company's gross margins.

         Other Income (Expense). Other income (expense) increased approximately $911,000. This increase was primarily attributable to an increase in interest expense as a result of increased indebtedness and capital leases.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended April 30, 1998, the Company generated negative cash flows from operations of approximately $1.1 million. This compares favorably to the negative cash flows from operations of $2.4 million produced during the same period a year earlier. The improvement is the result of the increased revenue levels and improved margins discussed earlier.

         The Company purchased approximately $2.9 million in equipment during the nine-month period ending April 30, 1998, and added approximately $3.0 million more under capital lease arrangements, allowing the Company to further implement its growth strategy in Mexico. The majority of the equipment purchased has been used to support the Company's network services business and for additional intelligent payphone installations in Mexico.

         The Company used proceeds of approximately $2.8 million from the exercise of warrants and options for the purchase of the aforementioned equipment, and to fund working capital needs. As of April 30, 1998, approximately $717,000 in capitalized costs related to the completion of the Company's Monterrey teleport facility remained under short-term vendor financing arrangements.

         In August 1997, the Company used $1.1 million in proceeds from an equity offering, which was subscribed to on July 31, 1997 to complete the purchase of Computel. To fund the acquisition of the customer base of an independent marketing representative in November 1997, the Company issued a $1.0 million long-term note to a shareholder. The note accrues interest at an annual rate of 13%, and is payable in equal quarterly installments of principal and interest over a seven-year period. In connection with this note, the shareholder received warrants to purchase 250,000 shares of common stock of the Company at a price of $3.56 per share. In February 1998, the shareholder converted approximately $490,000 in outstanding principal under this note to equity by exercising warrants which had been issued previously.

         The net result of the Company's operating, financing and investing activities during the nine months was a was a working capital deficit of approximately $3.9 million and cash on hand of $1.8 million as of April 30, 1998.

         Although the Company has continued to use more cash in its operations than it has produced from its operations, it has reduced the rate at which is doing so. Although no assurance can be given, the Company believes that this positive trend will continue. For this to happen, management must be able to continue to increase revenue levels, maintain or improve gross margins, and reduce SG&A expenses as a percentage of revenue.

         The Company currently has the infrastructure and capacity available to increase revenues, but will need to continue to find long-term sources of funds in order to sustain its historical revenue growth rates and to improve its current working capital position. Unless the Company is able to achieve and maintain positive cash flows from operations or to obtain a credit facility with a financial institution, on acceptable terms, to provide sufficient working capital to maintain its operations, the Company will remain dependent upon private sales of debt and/or equity securities and borrowings from stockholders and others to fund its working capital and expansion needs. There can be no assurance that the Company will be able to achieve and maintain positive cash flows from operations or obtain a credit facility which would provide sufficient working capital to maintain positive cash flows from operations, or that it will be able to see equity or debt securities or obtain borrowings sufficient to fund such working capital and expansion needs.

INFLATION/FOREIGN CURRENCY

Inflation has not had a significant impact on the Company's operations. With the exception of a portion of the contract entered into with a Mexican milk producer in April 1996 and a portion of the services provided by Computel, all of the Company's contracts to date have been denominated in, and have called for payment in, U.S. dollars. Some expenses directly related to certain contracts have been denominated in foreign currencies, primarily Mexican pesos. Such expenses consist primarily of costs incurred in transmitting long distance calls from Mexico to the Company's switching facilities in San Antonio, Texas, and payroll and other administrative costs associated with ATSI-Mexico and Computel. The devaluation of the Mexican peso over the past two years has not had a material adverse effect on the Company's financial condition or operating results. In fact, the devaluation has had certain positive effects such as favorable conversion rates in connection with the payment of certain expenses and stimulated tourism, which is a principal source of the Company's call services revenues.

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

EXHIBIT
NUMBER

11                Computation of Earnings per Share (filed herewith)
27                Financial Data Schedule (filed herewith)

         (b)      Current Reports on Form 8-K.

         The Company filed a report on Form 8-K on May 11, 1998, related to the effectiveness of its Plan of Arrangement and the registration of the securities of American TeleSource International, Inc., a Delaware corporation, a "successor issuer" within the meaning of Rule 12g-3(a).

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      AMERICAN TELESOURCE INTERNATIONAL INC.
                                                    (Registrant)




Date:    June 15, 1998                By:      /s/ H. DOUGLAS SAATHOFF
                                               --------------------------------
                                      Name:    H. Douglas Saathoff
                                      Title:   Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
11            Computation of Earnings per Share (filed herewith)
27            Financial Data Schedule (filed herewith)