Form 10-K
period 1998-07-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 1998-10-29
CIK 1014052

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended  July 31, 1998

                                      OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM                 TO

                            COMMISSION FILE NUMBER:

                              AMERICAN TELESOURCE
                              INTERNATIONAL, INC.
            (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                     74-2849995
    (State of Incorporation)                          (I.R.S. Employer
                                                     Identification No.)

12500 NETWORK BLVD.  SUITE 407,
      SAN ANTONIO, TEXAS
     (Address of Principal                                  78249
       Executive Office)                                 (Zip Code)

                                 (210) 558-6090
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)

                            _______________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes                 No      X
                                              ------------       ------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [    ]
                                               ----

     The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant at October 27, 1998, was approximately
                                                    --
$52,300,000.  There were 45,637,316 shares of Common Stock outstanding at
-----------              ----------
October 27, 1998, and the closing sales price on the NASDAQ/OTCB for the
        --
Company's Common Stock was $1.23 on such date.
                           -----

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held in December 1998, are incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----
                                    PART I

Item 1.   Business......................................................   2
           Overview.....................................................   2
           Strategy and Competitive Conditions..........................   3
           Direct Dial Services.........................................   3
           Call Services................................................   5
           Network Management Services..................................   7
           Electronic Commerce Via Internet.............................   8
           Network......................................................   8
           Licenses/Regulatory..........................................  10
           Employees....................................................  12
           Financial Information About Foreign and Domestic Operations..  12
           Additional Risk Factors......................................  12
Item 2.   Properties....................................................  16
Item 3.   Legal Proceedings.............................................  16
Item 4.   Submission of Matters to a Vote of Security Holders...........  16

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters..........................................  16
Item 6.   Selected Financial and Operating Data.........................  17
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  18
            General.....................................................  18
            Liquidity and Capital Resources.............................  22
            Inflation/Foreign Currency..................................  23
            Seasonality.................................................  23
Item 8.   Financial Statements and Supplementary Data...................  24
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures.........................  46

                                  PART III

Item 10.  Directors and Officers of the Registrant......................  46
Item 11.  Executive Compensation........................................  46
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management...............................................  46
Item 13.  Certain Relationships and Related Transactions................  46

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K..........................................  46

     This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements and based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. If used in this report, the words "anticipate," "believe," "could," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain facts including, without limitation, the inability to obtain capital, changes in the Mexican political or economic environment, the adoption by Mexico of new laws or regulations, or changes effected by Mexico to existing laws affecting the communications industry generally or the Company specifically, increased or redirected competition efforts, targeting of the Company's services or operation by competitors, general U.S., Mexican and International economic conditions, customer relations, relationships with vendors, the interest rate environment, seasonality, the operation of the Company's network, damage, loss or malfunction of satellites, the service interruptions or equipment failures, the failure of the Company's sales force to produce anticipated results, transmission costs, product introductions and acceptance, the inability to continue to generate new sources of revenue, technological change, unavailability of leased transmission facilities, changes in industry practices, one time events, failure to achieve anticipated growth, loss of key personnel, technological changes, and other factors described herein ("cautionary statements"). Reference is made to the risks and uncertainties contained in Additional Risk Factors on page 12 of this Annual Report on Form 10-K. Although the Company believes that the expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.

                                    PART I.
                                    ------

ITEM I.    BUSINESS

OVERVIEW

     The Company is a telecommunications provider, focusing on the market for direct dial long distance, call services, and network management services
between the United States and Latin America, and within Latin America.   Most of
the Company's current operations involve services between the U.S. and Mexico or within Mexico. The Company owns various transmission facilities, including teleports and switching facilities, and leases facilities of other providers as necessary to complete its network. The Company's subsidiary GlobalSCAPE, Inc., ("GlobalSCAPE") distributes software via the Internet.

     The Company was formed on June 6, 1996 as a Delaware corporation under the name of ATSI Merger Corp. The Company completed a Plan of Arrangement on May 11, 1998, by which the outstanding common shares of American TeleSource International Inc., an Ontario, Canada, corporation were exchanged on a one-for-one basis for the shares of the Company, resulting in ATSI-Canada becoming the wholly-owned subsidiary of the Company.

     The Company commenced operations in December 1993. The Company has six principal operating subsidiaries, American TeleSource International, Inc., a Texas corporation ("ATSI-Texas") and American TeleSource International de Mexico, S.A. de C.V., a Mexican corporation ("ATSI-Mexico"), Sistema de Telefonia Computarizada, S.A. de C.V., a Mexican corporation ("Computel"), Servicios de Infraestructura, S.A. de C.V., a Mexican Corporation ("Sinfra"), TeleSpan, Inc., a Texas corporation ("TeleSpan"), and GlobalSCAPE, a Texas corporation.

Recent Developments

     In August 1997, the Company completed the acquisition of Computel, thereby significantly expanding its retail distribution channels in Mexico (see Casetas). In May 1998, the Company signed an interconnection agreement with Miditel S.A. de C.V. ("Miditel") pursuant to which Miditel will provide transmission services for the Company's Mexico-originated calls. The Company's teleport facility in Costa Rica began operations in September 1997. The facility was constructed through a joint agreement between the Company and Radiografica Costarricense, S.A. ("RACSA"), a telecommunications company owned by the Costa Rican government. The Company signed a new satellite agreement with Satelites Mexicanos, S.A. de C.V. ("SATMEX") in July 1998, which secured the Company's current and planned satellite transmission needs for at least the next two fiscal years.

     During fiscal year 1999, the Company intends to consolidate operations of Computel and ATSI-Mexico.

STRATEGY AND COMPETITIVE CONDITIONS

     The Company's mission is to become a full service international telecommunications provider between niche markets in the United States and Latin America and within Latin America. The Company has positioned itself to take advantage of the deregulation and de-monopolization of the Latin American telecommunications market, as well as the increasing demand for services in this market. The Company has focused most of its initial efforts in Mexico, and from inception through fiscal year 1997 has focused on a positioning strategy.
Fiscal year 1998 was the Company's first full year of operations in a de-monopolized market in Mexico, and the first year of focusing on a growth (rather than a positioning) strategy. The Company has some operations in Central America as well, and intends to expand its operations in that region and the rest of Latin America as the regulatory environment permits.

     Less than a decade ago, all Latin American telecommunications services were provided by state-run companies operating with large numbers of employees, poorly developed infrastructures, and long lists of individuals waiting to obtain services. Many of the Latin American countries have now revamped and are in various stages of migration toward competitive, multi-carrier markets. Prior to June 1995, Telefonos de Mexico ("Telmex") had a legal franchise to control the entire market for local and long distance communications in Mexico. Any foreign carrier desiring to terminate or originate traffic in Mexico was faced with regulatory and competitive conditions that worked overwhelmingly in favor of Telmex. As a result, the Company experienced high and unstable rates for transmission services in Mexico from inception through fiscal 1997. Mexico has made significant progress toward telecom liberalization since new laws began to open the market to competition in June 1995. Since August 1996, at least thirteen concessions for long distance services have been granted to Mexican companies, creating conditions for long distance competition for the first time. Recently concluded auctions resulted in eight new concessionaires for local service which could begin operating as early as the fourth quarter of 1998.

     At the same time that Latin American markets have been opening up, the demand for telecommunications services between the United States and Latin America (particularly Mexico) has been strengthened by the rapid growth of the Hispanic segment of the United States population and the increase in trade between Latin America and the United States. Mexico is the second ranking country for all U.S. international outbound calls, and the U.S. is home to several large Hispanic markets with ties to Mexico.

     The Company has positioned itself to take advantage of these changing market conditions. In 1994, the Company established its San Antonio International Teleport and began providing telecommunications services between the U.S. and Mexico via satellite. ATSI-Mexico was established in June 1995 to support the Company's operations in Mexico and performs regulatory, sales, marketing, planning, and technical maintenance services. The Company has also obtained key licenses in Mexico during its positioning phase (see Licenses), and believes that the significant time involved in obtaining these licenses is an effective entry barrier to new competition. The Company has acquired additional facilities and has contracted with three of the new long distance providers or "Concesionarios" to complete its network in Mexico (see Network). The Company believes that its owned network facilities give it an advantage over those competitors who rely solely on leased transmission facilities in that it provides the Company greater pricing flexibility. Increased competition among long distance Concesionarios has resulted in lower costs to the Company, and as the Company obtains additional interconnection agreements it should gain leverage from a pricing standpoint. The Company has expanded its retail distribution outlets through the acquisition of Computel and by adding pay telephones (See Casetas, Pay Telephones). The Company is now focused on a growth strategy in Mexico. During fiscal year 1999, the Company will apply for its own concession which, if obtained, will give it the opportunity to interconnect directly with local providers, and transport its own traffic at a lower cost.

     There is a similar trend toward deregulation in other Latin American countries. Many commitments by Latin American governments, if fulfilled, will likely lead to a substantially liberalized set of markets offering multiple opportunities. Implementation dates for improved market access are being challenged and renegotiated. The Company expects progress to continue unevenly among various countries. The Company has established some operations in Costa Rica, El Salvador, and Guatamala with the goal of expanding its services as regulatory and market conditions permit. Ultimately the Company would like to provide services throughout Latin America. (See Business -- Direct Dial Services-Competitive Conditions, Business-Call Services-Competitive Conditions, Business-Network Management Services-Competitive Conditions)

DIRECT DIAL SERVICES

     During fiscal 1998, Company's direct dial services (calls not requiring live or automated operator assistance) catered to Mexican citizens and tourists in Mexico who needed access to telephones for making local and long distance calls, and who also desired the convenience of paying for such calls with cash. Utilizing its comercializadora license (see Licenses), ATSI-Mexico was one of the first companies to install and operate pay telephones (see Call Services -- Pay Telephones) in

Mexico. With its purchase of Computel, the Company owns and operates approximately 134 casetas (see Call Services -- Casetas) in Mexico which allow callers to place local, long distance or international calls in exchange for a cash payment.

     During the latter portion of fiscal 1998, the Company developed the following direct dial long distance services in an effort to cater to the Hispanic/Latino community in the U.S., and to further utilize available capacity on its own international network infrastructure.

MEXICOnnect/(SM)/

     MEXICOnnect (10-10-624) is offered to residential and business customers allowing them to dial-around their presubscribed carrier by dialing 10-10-624 + the area code + the telephone number. MEXICOnnect service is currently being offered in the San Antonio metropolitan area with plans for expansion into several other major Texas markets during fiscal year 1999.

1+Residential and Business

     The Company began offering 1+ residential long distance service in October 1998, and intends to offer business service in fiscal year 1999. Under the 1+ program, customers presubscribe to the Company's network for all long distance calls (domestic and international) made from their telephone number, eliminating the need to dial any extra digits to reach the Company's network. The Company is entering the market as a "switchless" reseller of 1+ service, but is evaluating the purchase or partitioning of a tandem/gateway switch.

Competitive Conditions

     Other telecommunications companies have paved the way for MEXICOnnect and all other dial-around services. Currently, Telecom* USA and VarTec Telecom Inc. ("VarTec") are the Company's primary competitors in its target markets. Americatel, S.A. de C.V. ("Americatel") and Telmex/Sprint Communications L.L.C. ("TSC") have announced that they plan to enter the major Hispanic markets in the U.S. with long distance services. However, only Americatel has operational services in a limited number of cities. Although TSC has been granted approval to operate in the U.S. by the FCC, both AT&T and MCI/Worldcom have launched efforts to have such approval set aside. TSC has been classified "dominant" on its U.S.-Mexico route, and certain market entry conditions have been imposed by the FCC which may inhibit TSC's ability to buy the market through pricing. Telmex also has a negative public image to overcome with those Hispanics who have immigrated to the U.S. In time, TSC will likely become ATSI's most
significant competitor.   Many dial-around products are directed to high volume
users exceeding 20 minutes of usage per call. FCC statistics indicate the average international call does not meet this minimum. Currently, the Company's MEXICOnnect traffic to Mexico averages approximately 4 minutes per call. There are numerous dial-around products on the market, offered by small and large companies, and by long distance resellers as well as facilities-based carriers. MEXICOnnect's competitive advantage is its focus on the Hispanic market, and the elimination of per call minimums, monthly access fees, surcharges, and other types of restrictions and small print that make dial-around discounts deceiving. In comparison to long distance resellers, the Company has greater flexibility in adjusting rates, as it has greater control over its own network.

     The Company competes with the large carriers American Telephone & Telegraph ("AT&T"), MCI/WorldCom, and Sprint Communications Company, L.P. ("Sprint") as well as numerous smaller companies for presubscribed long distance. In order to capture and retain 1+customers, the Company is entering the market with a reduced rate to Mexico. Price remains a primary concern for many consumers since the technology is not distinguishable from one provider to another. The Company's strengths include competitive domestic rates, as well as aggressive international rates to Mexico. The Company is able to offer these rates and still maintain profitability on this product as a result of its owned facilities. Unlike some other providers, the Company's charges are included on the customer's bill from the local phone company. The Company also offers the convenience of bilingual customer service.

Sales and Marketing

     Direct dial sales are supervised by the Senior Vice President, Sales and Marketing based in San Antonio. The Company uses public media advertising to market MEXICOnnect. The 1+ services are offered through outbound telemarketing and direct sales.

Operations

     Although the marketing for 1+ services is targeted to customers with a higher demand for international direct dial calls, the customers' telephones are presubscribed to the Company for all long distance services, including domestic direct dial and operator-assisted long distance. The Company's call center (see Call Center) provides operator-assisted calling for these customers.

     The Company bills MEXICOnnect and 1+ customers through a billing clearinghouse that arranges for the Company's calls to be included on the customer's bill from the local phone company. The billing clearinghouse collects the payments due the Company as the local company collects the payments from the customers.

CALL SERVICES

     The Company's principal call service product is operator-assisted calling for international calls originating in Mexico. The Company also owns pay telephones and casetas in Mexico which the Company views primarily as distribution channels for its direct dial and operator-assisted calling products. The Company's services to Latin American travelers in the U.S. generate additional revenue.

     As of July 16, 1998, the Company ceased providing operator services for domestic U.S. calls and international calls originating in Jamaica and the Dominican Republic in order to focus on more profitable services.

Operator-Assisted Calling

     The Company operates a call services center in San Antonio, Texas, 24 hours a day, 365 days per year capable of processing collect, person-to-person, third-party, calling card, and credit card calls. The operators speak English, Spanish, and Portuguese. As of August 1, 1998, the Company employed 10 full-time and 11 part-time operators. The primary sources of demand for call center services are pay telephones and casetas in Mexico, hotel and resort operators, and other call aggregators in Mexico, including independent marketing representatives (see Hospitality and Other Call Aggregators).

     In May 1998, the Company executed a facilities-based interconnection agreement with Miditel S.A. de C.V., which, among other things, allows the Company to use its teleport facilities to provide operator services for calls
made from Miditel payphones installed in rural communities.   The Company
anticipates that as many as 5000 telephones could be connected to its network under this agreement; however the number of phones that will actually be connected and the timing of connections are uncertain at this time.

Pay Telephones

     The Company owns pay telephones in various Mexican cities and resort areas, including Cancun, Cozumel, Mazatlan, Puerto Vallarta, Acapulco, and Cabo San Lucas. All of the Company's pay telephones are "intelligent" phones, meaning that certain features are fully automated, reducing operating costs. The Company's telephones accept pesos and U.S. quarters. Customers may also access a Company operator for assistance in placing collect, third party, person-to-person calls or credit card calls. Some of the Company's telephones are also equipped with card readers, which will allow calls to be made with Mexican credit cards, as well as Company-provided calling cards. However, such services are not yet being offered.

     During fiscal year 1998, the Company executed agreements with several Mexican municipalities and resort communities for the installation of pay telephones in public areas, including Puerto Vallarta, Acapulco, Cancun, Tijuana, Cabo San Lucas, Huatulco, Puerto Escondido, and Puerto Angel in Oaxaca. In May 1997, the Company signed an agreement to install pay telephones in the Mexico City airport, and in November 1997, the Company completed the acquisition of 300 pay telephones in Mexico from an independent marketing representative that had been under contract with the Company for operator services, Communicaciones del Caribe, S.A. de C.V. The Company is currently installing payphones in Mexico City's mass transit metro system transfer stations pursuant to an agreement with the transit authority.

     In October 1998, the Company signed an agreement with AT&T under which the Company's public pay telephones and casetas in Mexico will be programmed with a "hot button" allowing callers to quickly access certain AT&T services. The Company will receive a commission from each call processed by AT&T.

     Payphones also generate some direct dial long distance revenue (users who pay the entire cost of the call with coins) (see Direct Dial Services).

     As of January 1997, the Company owned approximately 500 "charge-a-call" telephones. These phones accessed a Company operator when the handset was lifted, and permitted customers to place calls only through the Company's call center. To increase revenue, the Company began replacing these telephones with "intelligent" phones in July 1997. Intelligent phones are software driven phones which are less expensive to operate and permit payment through a variety of means. In June 1998 the Company was required to immediately decommission its 300 remaining "charge-a-call" pay telephones in response to charges made by the Comision Federal de Telecomunicaciones ("COFETEL") that the charge-a-call phones were not authorized. Although the Company has completed the replacement of these phones, the Company suffered lost revenue during the replacement period, both from the immediate decommissioning of the 300 charge-a-call phones and the diversion of pay telephone equipment that would have generated new revenue if it had been installed at new sites.

Casetas

     The Company's subsidiary Computel operates approximately 134 casetas in 70 cities in Mexico. Casetas are indoor calling centers strategically located to serve travelers and the large population of the country who do not have personal telephones. The Caseta utilizes an average of four telephone lines, with six to eight telephones. Every location employs at least one attendant, who processes calls, monitors call duration, collects money and runs daily reports on call activity. In addition to local telephone call services, casetas offer domestic Mexico and international long distance calling. Casetas also serve as a point-of-sale for additional services such as fax and Internet.

     Computel has established a highly recognized, positive corporate image in Mexico, and is a leader in caseta-based services in Mexico.

Hospitality and Other Call Aggregators

     The Company contracts for call services for international calls with hotel and resort owners and other call "aggregators" (persons who control the rights to direct operator-assisted calling from groups of telephones) in Mexico. The Company pays the hospitality providers and aggregators a commission based on the revenue generated by the telephones they control.

Other Services

     The Company also provides certain call services for Latin Americans traveling in the U.S. The Company offers a service by which pin numbers are issued to Latin American travelers which enable them to use their credit cards to place calls through the Company's Call Services Center. (Latin Americans frequently do not have travel calling cards.) The Company also offers travel cards which enable Mexican travelers to use their cellular phones to place international calls to Mexico while in the United States.

Competitive Conditions

     As of August 1998, there were 26 authorized payphone providers in Mexico, of which Telmex is the largest. The Company believes it is the second largest provider after Telmex in the tourist markets, where it has focused its efforts. The Company's multi-pay payphones give it a significant advantage over its largest competitor, Telmex, which accepts only pre-paid Telmex calling cards. Vendors of the cards are often difficult to locate and denominations tend to be higher than needed by consumers. Although other companies have plans to install pay telephones, the Company believes that it will be one of the few providers with its own network, allowing it to maintain flexibility with respect to rates.

     Computel is the largest private caseta operator in Mexico with approximately 134 casetas in 70 cities. As of August 1998, there were twelve other caseta operators, with the next largest operator having 70 casetas. Key factors favoring the Company's Casetas are the well recognized "Computel" name, a reliable platform and billing system, and the provision of fax services which are not offered by most competitors. As compared to pay telephones, casetas offer privacy and comfort, as well as personalized attention needed by customers who are not accustomed to using a telephone.

     Competition in the hospitality/aggregator market revolves largely around the amount of commission the telecommunications provider is willing to pay the hotel or resort owner. The Company is currently focusing more on improving its profitability rather than simply generating additional revenues, and it has therefore lost ground to competitors willing to accept lower profit margins by paying higher commissions. However, the Company believes it has a reputation as a reliable provider, and it is also able to offer the value-added service of intelligent pay telephones in hotel lobbies.

     Seasonal variation in call volume is expected for hospitality and payphone traffic, with peak months during the "tourist" season from January through July.

Sales and Marketing

     The Company markets its pay telephone services in Mexico through direct sales efforts as well as some independent marketing representatives working on a commission basis. The Company has targeted a significant portion of its pay telephone marketing efforts toward various resort areas in Mexico, specifically on locations with high tourist-traffic such as airports, ship ports and marinas, restaurants and bars. Approximately 16 million U.S. tourists visit Mexico each year, and the country's vacation destinations are major hubs for northern visitors via major U.S. airline carriers, and cruise ships. These destinations are visited by students during school vacations, are retirement homes for many North Americans, and are becoming more popular as convention sites. Although the Company targets the tourist market for payphones and operator-assisted calling, these services are available for Mexican nationals as well.

     Casetas are marketed through public media advertising such as billboards and radio.

     Payphone, hospitality and aggregator sales are managed from ATSI-Mexico with supervision from the Senior Vice President, Sales and Marketing in San Antonio. Caseta sales efforts are managed from Computel's offices in Guadalajara with oversight from ATSI-Mexico in Mexico City, and ultimate supervision from the Senior Vice President of Sales and Marketing in San Antonio.

Operations

     Installation and maintenance of pay telephones as well as customer service are performed at the local level with support from ATSI-Mexico and ATSI-Texas. The number of personnel required to maintain phones and collect coins on pay telephone routes is dependent on the number of telephones, frequency of use and geographical dispersion. The Company bills collect, third-party and person-to-person calls made to the U.S. and Canada through a billing clearinghouse that arranges for the Company's calls to be included on the customer's bill from the local phone company. The billing clearinghouse collects the payments due the Company as the local company collects the payments from the customers. Calls billed to U.S. dollar-denominated credit cards are billed for the Company by a credit card processing company.


NETWORK MANAGEMENT SERVICES

     The Company offers international and domestic private network telecommunications services between the United States and Latin America and within Latin America.

Carrier Services

     In October 1997, the Company began offering wholesale network services to U.S. and Latin American carriers who lack transmission facilities or require additional capacity. Growth from this service has been substantial, and accounted for approximately 29% of overall Company revenues in fiscal 1998. Revenues in fiscal 1998 were generated predominantly by U.S. carriers seeking capacity from the U.S. to Mexico.

Private Networks

     The Company offers private communications links for multi-national and Latin American customers who use a high volume of telecommunications services and need greater dependability than is available through public networks. These services include data, voice, and fax transmission as well as videoconferencing and Internet.

     During fiscal year 1998, the Company executed an agreement to provide the Canadian government with a private network connecting Mexico City with embassies in eight Central and South American countries.

     In fiscal 1999, the Company will only add new private network customers where it is able to provide the service through its existing network, or as an entry into new markets in preparation for long distance competition and the introduction of its retail services. The Company will continue to service its current customer base operating with VSAT antennas.

Competitive Conditions

     The Company competes with numerous large and small companies in the carrier market. The Company has focused its carrier services sales efforts on traffic to Mexico and Central America where it has installed teleport facilities or has access to such facilities through interconnection agreements with long distance carriers. Price and quality of service are the primary competitive factors in this market. Although many of the Company's competitors (e.g. AT&T, Sprint, MCIWorldcom) have much more extensive networks, the Company's network of owned facilities and favorable interconnection agreements allow it to offer competitive rates.

     The Company competes with MCI/Worldcom, Americatel, Pointe Communications Corporation, and Telscape International Inc., among others, in providing network management services. Factors contributing to the Company's competitiveness in the private network business include reliability, network quality, speed of installation, and in some cases, geography, network size, and hauling capacity. The Company believes it has the reputation as being a responsive service provider capable of processing all types of network traffic.

Sales and Marketing

     U.S. domestic carrier sales are supervised by the Senior Vice President, Sales and Marketing in San Antonio. Mexican carrier sales are supervised by the Director General (President) of ATSI-Mexico. The Director of Central American operations, based in San Jose, Costa Rica, manages the Central American carrier and private network accounts under the supervision of the Senior Vice President, Sales and Marketing in San Antonio.

ELECTRONIC COMMERCE VIA INTERNET

     GlobalSCAPE was formed in April 1996 to implement Internet related strategies which may or may not be complementary to the Company's core business of telecommunications. GlobalSCAPE's revenues are primarily attributable to electronic software distribution, primarily sales of Internet productivity tools (such as CuteFTP, a copyrighted file transfer protocol software). Although GlobalSCAPE assists the Company with maintenance of its Web page and other Internet related activities, it is the Company's present intention that GlobalSCAPE operate autonomously, generating substantially all funds for its development and expansion internally from its own operations or externally from independent third parties.

NETWORK

     The Company owns various transmission facilities, including teleports and switching facilities, and contracts to use facilities of other providers as necessary to complete its network.

Teleports and Network Control Centers

     The Company has established international teleports and earth stations in various countries for transporting telecommunication services, including voice and data, between Mexico, Central America, and the U.S. The U.S. gateway is the San Antonio International Teleport, located in San Antonio, Texas. The Company also owns and/or has rights to facilities in 1) Mexico City, Monterrey, and Cancun, Mexico, 2) Guatemala City, Guatemala, 3) San Salvador, El Salvador, and
4) San Jose, Costa Rica. The teleports utilize single carrier per channel ("SCPC") satellite technology and were engineered and designed modularly, providing for simple and straightforward expansion.

     The San Antonio International Teleport provides network integration into U.S. based private and public telecommunication networks via direct SONET Fiber Ring from SBC Communications, Inc., MCI/WorldCom, and Time Warner, Inc. Stratum-1 timing is provided to all networks from San Antonio. The Company uses Telecom Solutions equipment, which incorporates the U.S. Government's Global Positioning System.

     During the design phase, special emphasis was placed on the architecture of Mexico's Solidaridad Satellite System ("Solidaridad"). The Solidaridad System is of the latest technological design and has twice the capacity of its predecessor, the Morelos System. Being a hybrid satellite, Solidaridad's transponders are divided among 3 operating frequency bands, L, C, & Ku. The Company's San Antonio Teleport facility contains a 6.1M C and a 6.1M Ku band earth station with fully redundant electronics capable of "seeing" across the full 500 MHz of the C and Ku satellite bands in both horizontal and vertical polarization schemes.

     All of the Company's major Network Control Centers have uninterruptible power systems.

Planned Network Enhancements

     The Company is currently in the process of enhancing its network to allow for packet-switching capabilities (i.e. IP Telephony). The heart of the network will utilize Frame Relay and Asynchronous Transfer Mode ("ATM") architecture. Frame Relay is developed on an international scale and allows for immediate application using packet technology, and the Company is currently testing Frame Relay configurations for network expansion. ATM is closely associated with SONET and both are being used by major carriers to support high-speed transmission systems. ATM can emulate circuit-switched connections at a DS-1 or DS-3 level, given the proper bandwidth, and can transmit and switch constant length cells with highly variable frame alignment. This is unlike older Public Switched Telephone Networks that used dedicated switched circuits. The Company's goal is to attain peak efficiency and use packet oriented protocols to transmit voice and data over emerging IP-based networks.

     The Company plans to lease a fiber optic backbone between San Antonio and major cities in Mexico to serve as a redundant route to the Company's primary network. The Company's expects this alternate fiber route to be operational during fiscal year 1999.


Switching and Operator Equipment

     The Company's call center platform consists of a fully redundant digital Summa Four Switch interlinked with a Digital Equipment Corporation VAX 4000, which utilizes Micro-Dimensions software to interconnect the computerized operator terminal work stations. The call center platform enables the Company to process calling card calls, collect calls, person-to-person, third party and credit card calls.

     The Company has installed an Intellicall switching platform in San Antonio, Monterrey, and Mexico City. Intellicall's "INP" technology provides enhanced public access services to network operators. Platform applications include prepaid cellular service and enhanced public phone management, in addition to prepaid calling services. The platform can also provide automated credit card validation, calling card and voice recognition validation in conjunction with the public access services.

Caseta Call Accounting Platform

     The caseta call accounting platform uses proprietary software developed specifically for the Company's casetas. The program is currently being upgraded to automate the transfer of data from all casetas to the central office in Guadalajara. The Company has a patent application pending in Mexico for its proprietary software.


Intelligent Pay Telephones

     The Company is using intelligent pay telephones with prepaid, credit card, calling card, and coin acceptance technology. Hardware for these locations typically includes pedestals, enclosures and specialized phone booths. Intelligent phones utilize PC based reporting software which enable the Company to perform daily monitoring from the corporate office of the amount of coins in the cash box, the number and type of calls made, the service condition of the phone, and communication of audit information on demand from the corporate office. Each telephone also contains a programmable chip for on-site or remote programming of various options, updated rates, free and emergency telephone numbers, and detection and reporting of various out-of-service conditions.

Service and Maintenance

     As of October 1, 1998 the Company employed 5 Network Control Center technicians that maintained the Company's teleport facilities, including network and switching equipment in the U.S., Mexico, and Costa Rica. The Company employed 18 field service technicians based in the Company's primary retail markets, which include Cancun, Cozumel, Puerto Vallarta, Cabo San Lucas, and Mexico City. Field technicians are dispatched to correct technical problems with pay telephones, and are also responsible for daily routine maintenance including cleaning, keypad repair, and touch-up painting.

Leased Transmission Facilities and Interconnection Agreements

     Through its agreements with SATMEX, the Company offers services on the new Mexican satellites, Solidaridad I and II, which replaced the older Mexican Morelos Satellite system. Solidaridad I was successfully launched in November 1993, and Solidaridad II was launched during the fourth quarter of 1994. SATMEX has reserved additional capacity for the Company on the upcoming SATMEX V. SATMEX V is more advanced and will offer a host of new telecommunication services beginning in early 1999. The Mexican satellites have increased capacity for services ("C", "Ku", and "L" bands), and enhance the Company's market size by covering the Southern United States, Mexico, Central and South America, and the Carribean Basin.

     The Company purchases local line access in Mexico from Telmex, and various cellular companies including SOS Telecomunicaciones, S.A. de C.V., Portatel del Sureste, S.A. de C.V., Movitel del Noreste, S.A. de C.V, and Baja Celular Mexicana, S.A. de C.V.

     The Company's traffic is carried to and from locations in Mexico to the Company's teleports in Mexico pursuant to interconnection and service agreements with three Concesionarios: Operadora Protel, S.A. de C.V., Avantel, S.A. de C.V., and Miditel, S.A. de C.V. The Company intends to pursue licensing as a Concesionario on its own behalf in fiscal 1999, which will allow it to interconnect directly with Telmex and other local carriers, thereby lowering its transmission costs. The Company also has interconnection agreements with Radiografica Costarricense, S.A., FT&T, S.A. , and Solares, S.A. de C.V. for transmission services in Costa Rica, Guatemala and El Salvador, respectively. The Company purchases long distance service in the U.S. from various companies, including MCI/Worldcom, CapRock Communications Corp., Qwest Communications Corp., and VarTec.


Year 2000 Issue

     The Company recognizes the serious nature of the Year 2000 Issue ("Y2K") and the negative impact any non-compliant hardware or software could impose on its customers. The Company has developed a comprehensive plan to address ongoing Y2K issues.

     Based on the nature of its business, the Company relies heavily on outside vendors for hardware and software solutions performing day-to-day functions for its core operations. Numerous vendors have provided Y2K compliance for off-the-shelf hardware and software applied by the Company. Certain customized applications are currently under evaluation and testing for Y2K compliance. All of the Company's vendors are committed to finish all testing and provide full Y2K compliance no later than June 1999.

     All of the Company's corporate information system (IS) infrastructure is currently under a rigorous evaluation and testing program. Due to the fact that all of the Company's corporate computing hardware and software is not older than 4 years, all Y2K non-compliant hardware and software will be a) fixed to be fully Y2K compliant via software patches and upgrades, or b) phased out completely prior to December 31, 1999.

     In certain instances, the Company is faced with the external depiction of time. These include the use of two digit year fields in communicating with other organizations, such as billing companies through the use of the industry wide "EMI" standard record format. As of the most recent EMI specifications, the year field continues to be two fields and the Company's responsibility simply lies in the proper population of these fields.

     The Company will continue to monitor and test all of its hardware and software, including servers, routers, switches, HUB's, workstations and other peripherals on an ongoing basis to ensure full Y2K compliance.



LICENSES/REGULATORY

     The Company's operations are subject to federal, state and foreign laws and regulations. Federal laws and regulations apply to the Company's provisions of interstate service (including international service that originates or terminates in the U.S.). State laws and regulations govern telecommunications services originating or terminating in that state. The laws of Mexico and other foreign countries govern the Company's provision of services within those countries as well as international service originating or terminating within those countries.

Federal

     Pursuant to Section 214 of the Communications Act of 1934, the Federal Trade Commission ("FCC") has granted the Company licenses to provide switched international telecommunications services between the U.S. and certain other countries through the resale of switched services of U.S. facilities-based carriers and to provide certain international telecommunications services by acquiring circuits on various undersea cables or leasing certain satellite
facilities.   The majority of these licenses have a term of six years with an option to renew, and the remainder have a term of ten years. The Company intends to seek renewal of the licenses and anticipates that the renewals will be granted in the ordinary course.

     The Company is not required to have a license to provide U.S. domestic interstate service. Under FCC rules, the Company is a "non-dominant interexchange carrier" and is therefore required to maintain informational tariffs on file with the FCC. In October 1996, the FCC issued an order that non-dominant interexchange carriers will no longer be required to file tariffs for interstate domestic long distance services. Under the terms of the FCC order, detariffing would be mandatory after a nine-month transition period. Interexchange carriers would still be required to retain and make available information as to the rates and terms of the services they offer. The FCC's order was appealed by several parties and, in February 1997, the D.C. Circuit issued a stay preventing the rules from taking effect pending judicial review. The Company is currently unable to predict what impact the FCC's order will have on the Company.

     The Telecommunications Act of 1996 ("Telecom Act"), which became law in February 1996, was designed to promote competition in all aspects of telecommunications. The FCC has promulgated and continues to promulgate major changes to their telecommunications regulations, many of which will have an impact on the Company. The Company cannot predict the ultimate effect of these various changes. One aspect of the Telecom Act that is of particular importance to the Company is that it allows Bell Operating Companies (BOCs) to offer in-region long distance service once they meet certain requirements. The rules for competition are still being decided by regulators and the courts, and at this time no BOCs have been permitted to provide in-region long distance service. However, given their extensive resources and established customer bases, the entry of the BOCs into the long distance market, specifically the international market, will create increased competition for the Company.

     The International Settlements Policy (the "ISP") governs settlements between U.S. carriers and foreign carriers of the cost of terminating traffic over each others' networks. The FCC recently enacted certain changes in its rules designed to allow U.S. carriers to propose methods to pay for international call termination that deviate from traditional accounting rates and the ISP. The FCC has also established lower benchmarks for the rates that U.S. carriers can pay foreign carriers for the termination of international services. To the extent that these rule changes lower the costs of the Company's competitors whose Mexico-terminated traffic has been subject to the ISP, the Company will face increased price competition.

     The Company issues 800 numbers to customers who participate in its travel card program. (See Call Services-Other Services.) In connection with the Telecom Act, the FCC has established rules by which providers of 800 numbers must compensate payphone providers for toll free calls made from their telephones. The FCC has established a rate of .284 per call for the period October 7, 1997 through October 6, 1999. After October 6, 1999, the rate will be the market-based local coin rate. The Company does not believe the amount of compensation it will be required to pay to payphone providers will be substantial.

State

     Many states require providers of operator-assisted calling services to maintain certificates and tariffs with the state regulatory agencies, and to meet various other requirements (e.g. reporting, consumer protection, notification of corporate events). The Company currently provides only a small volume of U.S. domestic operator-assisted calling as an incidental service in connection with its other products, and believes it is in compliance with all applicable State laws and regulations governing this service.

Mexico

     The Secretaria de Comunicaciones y Transportes ("SCT") and COFETEL have issued the Company's Mexican subsidiaries the following licenses:

     Comercializadora License - a 20-year license allowing for nationwide resale of local calling and long distance services from public pay telephones and casetas.

     Teleport and Satellite Network License - a 20-year license allowing for transport of voice, data, and video services domestically and internationally. The license allows for the operation of a network utilizing stand-alone VSAT terminals and/or teleport facilities, and interconnection to the public switched network via other licensed carriers. A shared teleport facility enables the Company to provide services to multiple users/customers through a single centralized satellite earth station.

     Packet Switching Network License - a 15-year license allowing for the installation and operation of a network interconnecting packet switching nodes via the Company's proprietary network or circuits leased from other licensed carriers. The license supports any type of packet switching technology, and can be utilized in conjunction with the Teleport and Satellite Network License to build a hybrid nationwide network with international access to the U.S.

     Value-Added Service License - an indefinite license allowing the Company to provide a value added network service, such as delivering public access to the Internet.

     Mexico has undergone substantial liberalization in its telecommunications market since June 7, 1995 (see Strategy). Various technical and pricing issues related to interconnections between carriers are the subject of regulatory actions which will effect the competitive environment in ways the Company is not able to determine at this time.

Other Foreign Countries

     The Company currently has operations in Costa Rica, El Salvador, and Guatemala. The telecommunications markets in these countries are in transition from monopolies to functioning, competitive markets. The Company has established a presence in those countries by providing a limited range of services, and intends to expand the services it offers as regulatory conditions permit. The Company does not believe that any of its current operations in those countries requires licensing, and it believes it is in compliance with applicable laws and regulations governing its operations in those countries.

EMPLOYEES

     At October 1, 1998, the Company (excluding Computel) had 142 full-time employees, of whom 10 were operators, 33 were sales and marketing personnel, and 99 performed operational, technical and administrative functions, and 10 part-time employees, all of whom were operators. Of the foregoing, 43 were employed by ATSI-Mexico, 18 were employed by GlobalSCAPE, and 5 were employed by Sinfra. The Company believes its future success will depend to a large extent on its continued ability to attract and retain highly skilled and qualified employees. The company considers its employee relations to be good. None of the aforementioned employees belong to labor unions.

     At October 1, 1998, Computel had 425 full-time employees of whom 228 were operators. A portion of Computel's employees, chiefly operators, belong to a union.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     Information about revenue, operating losses, and identifiable assets attributable to the U.S. and Latin America is included in footnote 11 of the Notes to Consolidated Financial Statements.



                            ADDITIONAL RISK FACTORS

Risks Relating to the Company:

Limited Operating History; History of Losses; Need for Capital; Report of Independent Public Accountants.
     The Company has a limited operating history, has incurred significant losses from operations since its inception and has a working capital deficit as of July 31, 1998. In addition, the Company had negative cash flows from operations during fiscal 1994, 1995, 1996, 1997, and 1998. Since its formation, the Company has financed its operations almost exclusively through private sales of securities. There can be no assurance that the Company will ever attain profitable operations or will be able to generate future revenue levels to support operations or recover its investment in property and equipment. Financing from private sources will be required to fund the Company's capital commitments and operations and is likely to continue to be required to fund the Company's expansion. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders and customers and could continue to be dependent upon its ability to obtain financing from private sources. There can be no assurance that additional capital will be available to the Company from any source or that, if available, it will be on terms acceptable to the Company. The unavailability of capital could materially and adversely affect the Company's ability to implement development plans for its operations and could result in the Company's inability to continue as a going concern. The independent public accountant's report on the Company's consolidated financial statements appearing elsewhere in this Report contains an explanatory paragraph regarding the Company's ability to continue as a going concern. See "Report of Independent Public Accountants" contained in, and Note 2 to, the Financial Statements for the year ended July 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Failure to Achieve Anticipated Growth.
     Although the Company believes that its infrastructure relative to direct dial services, call services and network management services is relatively complete and capable of handling substantial amounts of traffic, the Company's business development plans are currently in the initial stages. The Company believes that the markets it serves with respect to these services have the potential to grow significantly in the future. Accordingly, the Company expects that the volume of international long distance calls handled, the volume utilization relative to its network management services, and the volume of local direct dial calls handled within Mexico and the United States will increase as its development plans are implemented. There can be no assurance such market growth will occur and, due to its limited liquidity and capital resources and other matters affecting operations, there can be no assurance that such volume increases will be realized and, if so, when.

Competition.
      The direct dial and call services market is intensely competitive and is significantly affected by new service introductions and the market activities of major industry participants. Competition in this market is based upon pricing, customer service, network quality and value-added services. The Company competes in the United States with AT&T, MCI/Worldcom, Sprint and others, many of which have been in business longer than the Company, have greater name recognition, more extensive transmission networks and greater engineering and marketing capabilities than the Company and have, or have access to, substantially greater financial and personnel resources than those available to the Company. The Company anticipates that it will compete in the direct dial and call services market in Mexico with Telmex and newly licensed companies. Some of these companies, again, have considerably greater financial and other resources than the Company. The ability of the Company to compete effectively in the telecommunications industry will depend upon its continued ability to maintain quality services at prices generally equal to or below those charged by its competitors. There can be no assurance that the Company will be able to compete successfully with existing or future competitors.

      The Company competes with MCI/Worldcom, Americatel, Pointe Communications Corporation, and Telscape International Inc., among others, in providing network management services. As the Company's network management services expand to serve a broader range of users, the Company expects to encounter increasing competition from major domestic and international communications companies, including the foregoing carriers, most of which have significantly greater resources and more extensive domestic and international satellite and fiber optic communications networks than the Company. In addition, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, results of operations or financial condition. See "Business--Direct Dial Services--Competition," "Business-Call Services - Competition" and "Business-- Network Management-Competition."

Reliance on Key Personnel.
      The Company's success depends to a significant extent on a small number of key technical and managerial personnel, the loss of any one of which could have a material adverse effect on the Company's operations. The Company believes that its future success will also depend in part upon its ability to attract and retain highly skilled technical and managerial personnel. Competition for such personnel is intense. On May 10, 1994, the Company purchased a $500,000 life insurance policy on Arthur L. Smith, naming the Company as beneficiary. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to grow and attain profitability.

Possible Unavailability of Leased Transmission Facilities.
      The Company owns only a portion of the transmission facilities needed to complete long distance calls. Therefore, the Company's direct dial, call services and network management business is dependent upon contractual arrangements, both long and short-term, with carriers for the transmission of calls. The Company believes it has ample access to leased transmission facilities at cost-effective rates and expects to continue to have such access in the foreseeable future because technological improvements in recent years have increased the capacity of existing digital fiber optic and satellite-based transmission facilities. There can be no assurance, however, that such leased facilities will be available to the Company at cost-effective rates in the future.

Risk of Damage, Loss or Malfunction of Satellite.
      The loss, damage or destruction of any of the Solidaridad satellites as a result of military actions or acts of war, anti-satellite devices, electrostatic storm or collision with space debris, or a temporary or permanent malfunction of any of the Solidaridad satellites, would likely result in a short-term interruption of service which could adversely effect the Company's operations, possibly materially. The Company believes that suitable arrangements could be obtained with other satellite or fiber optic operators to provide transmission capacity, although there can be no assurance that the interruption of service would not have a materially adverse effect on the Company's operations.

Technological Change and New Services.
      The telecommunications industry has been characterized by steady technological change, frequent new service introductions and evolving industry standards. The Company believes that its future success will depend on its ability to anticipate such changes and to offer on a timely basis market responsive services that meet these evolving industry standards. The Company has constructed its San Antonio International Teleport using state-of-the-art digital satellite communications equipment, and built the network operating system modularly to enable it to expand telecommunications capacity quickly, on an as-needed basis. However, there can be no assurance that the Company will have sufficient resources to make the investments necessary to acquire new technology or to introduce new services that would satisfy an expanded range of customer needs.

Service Interruptions; Equipment Failures.
      The Company's business requires that transmission and switching facilities and other equipment be operational

24 hours per day, 365 days per year. The Company may experience service interruptions, equipment failures or other problems that affect the quality of voice and data transmission, in many cases resulting from causes beyond its control. The Company's ability to achieve planned expansion depends on its ability to expand its network and integrate new technologies into its network, which is likely to increase the risk of such events. Any such event experienced by the Company would impair the Company's ability to service its customers and could have a material adverse effect on the Company's operations.

Increased Expenditures for Anticipated Expansion.
      To facilitate and support the growth anticipated in its business, the Company anticipates that it will be required to spend increased amounts on personnel, equipment and facilities. There can be no assurance that the Company will have sufficient funds to support any such growth or expansion, which could adversely affect the Company's operations.

Customer Attrition.
      The Company believes that a certain level of customer attrition is common in the direct dial and call services industry. Although the Company has not experienced significant attrition in its various businesses, the Company's historical levels of customer attrition may not be indicative of future attrition levels, and there can be no assurance that any steps taken by the Company to counter increased customer attrition would accomplish the Company's objectives. In addition, recent acquisitions and consolidations in the telecommunications industry have resulted in, and may in the future result in, the loss of customers by the Company because of the acquisition of these customers by large companies that have existing contractual relationships with the Company's competitors.

Pricing Pressure.
      Since the AT&T Corp. divestiture in 1984, the long distance transmission industry has generally been characterized by over-capacity and declining prices. The Company anticipates that prices for its services will continue to decline as its competitors create additional capacity by constructing new networks using fiber optic cable. If industry capacity exceeds demand in the United States and Latin America (or if capacity along the Company's routes exceeds demand along those routes) severe pricing pressure could develop which could have a material adverse effect on the Company.

Regulations.
     Changes in the federal, state or foreign laws and regulations governing the Company's telecommunications operations can have positive or negative effects on the Company by increasing or decreasing the Company's costs, placing the Company at a cost advantage or disadvantage in relative terms with respect to larger or smaller providers, permitting competition from new sources, or restricting or enhancing the Company's ability to expand its operations (see Business, Regulatory). There can be no assurance that future judicial and legislative changes will not have a material adverse effect on the Company, that regulators or third parties will not raise material issues with regard to the Company's compliance with applicable regulations, or that regulatory activities will not have a material adverse effect on the Company.

     The Company believes it has all federal, state and foreign licenses necessary to operate its current business, but there can be no assurance that the Company will receive all licenses necessary for new services or that delays in the licensing process will not adversely affect the Company's business. In addition, there can be no assurance that such authorizations will not be rescinded, although such action is unlikely.

      The Company's transmitting equipment must comply with FCC technical standards, which are subject to change and can result in the premature obsolescence of equipment. The Company monitors its compliance with federal, state, and local regulations governing the discharge and disposal of hazardous and environmentally sensitive materials including, but not limited to, the emission of electromagnetic radiation. Although the Company believes it is in compliance with such regulations, there can be no assurance that any such discharge, disposal or emission will not expose the Company to claims or actions that could have a material adverse effect on the Company's financial results.

      As a result of the passage of the Telecommunications Act of 1996 and the resultant growth in competition, the FCC has issued, and continues to issue major changes to their telecommunications regulations. Many of these regulatory changes may substantially impact the Company's service offerings. At this time, however, the Company cannot predict the ultimate effect of these changes on its revenues or expenses.

      Agreements with foreign carriers are also subject to FCC regulations, foreign laws, and the terms of international treaties. If these regulations, laws or treaties are construed in such fashion to require changes to the Company's current agreements, such changes could have a material adverse effect on the Company.

Year 2000 Compliance

     The Company has initiated a program to identify and address issues associated with the ability of its date-sensitive information, telephony and business systems to properly recognize the year 2000 in order to avoid interruption of the operation of these systems at the turn of the century. This program is being conducted by the Company's

Engineering/Management Information Systems group, which is coordinating the efforts of internal resources as well as third party vendors in making all necessary changes to the Company's systems. The Company plans to have completed all necessary testing and deployment by mid-1999. Some of these changes are being made as a part of larger systems upgrades. The Company expects to avoid disruption of its information, telephony and business systems as a result of these efforts.



Risks of Latin American Operations:

General.
     Government enforcement and interpretation of the laws and agreements which govern the Company's foreign operations can be unpredictable and are often subject to informal views of government officials and ministries that regulate telecommunications in each country. In certain countries, including Mexico and certain of the Company's target Latin American markets, such government officials and ministries may be subject to influence by the former monopoly (e.g. Telmex). The Company has pursued and expects to continue to pursue a strategy of providing its services to the maximum extent it believes to be permissible under applicable laws and regulations. To the extent that the interpretation or enforcement of applicable laws and regulations is uncertain, the Company may be found to be in violation of the laws or regulations of those countries where it operates. There can be no assurance that the Company will not be subject to fines, penalties or other sanctions, including being denied the ability to offer its services, as a result of violations, regardless of whether such violations are knowing or willful and regardless of whether such violations are corrected. To the Company's knowledge, it is not currently subject to any regulatory inquiry or investigation.

     The majority of the Company's foreign and international operations are currently being conducted in Mexico. These operations are subject to political, economic and other uncertainties, including, among others, risk of war, revolution, expropriation, renegotiation or modification of existing contracts, licenses, communications regulations, standards and tariffs, trade disputes, taxation policies, licensing requirements, and other uncertainties and trade barriers. In particular, the Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy.
Actions taken or policies established by legislative, executive or judicial authorities in Mexico that effect the economy of Mexico could have material adverse effects on private sector entities in general and on the Company in particular, including impairing the Company's access to needed financing. The Company also conducts limited operations in other countries within Latin American and, as the Company expands further in these and other Latin American markets, all of the foregoing factors and risks set forth above could also apply to a greater or lesser extent to operations conducted by the Company in such other countries.

Exchange Rates.
     The Company's international operations will subject it to various government regulations, export controls, and the normal risk involved in international operations and sales. Approximately 82% of the Company's revenue during fiscal 1998 was billed in U.S. dollars. ATSI-Mexico conducts some limited business in Mexican pesos and Computel conducts substantially all of its direct dial business in Mexican pesos. Any decline in the value of the Mexican peso against the U.S. dollar will have the effect of decreasing the Company's earnings when stated in U.S. dollars. The Company currently does not engage in any hedging transactions that might have the effect of minimizing the consequences of currency fluctuations (which are presently immaterial) and does not intend to do so in the immediate future.

Exchange Controls.
     The Mexican government does not currently restrict the ability of Mexican or foreign persons or entities to convert pesos to dollars or to transfer dollars outside Mexico. If the Mexican government institutes a restrictive exchange control policy in the future, it could have a material adverse affect on the Company's financial condition.

Legal Framework Governing Communications Operations.
     There can be no assurance that the deregulation of the Mexican telecommunications industry will continue and, if so, that such deregulation will occur to an extent that will provide the Company with sustained lower costs or opportunities to provide additional telecommunications services within Mexico and between Mexico and other countries.

Changes in Laws.
     Changes in laws applicable to the Company's business, including income tax laws, communications laws, foreign investment laws and currency exchange laws could materially adversely affect the Company's operations.

Uncertain Operating Conditions.
     The Company believes that, through its own resources and those of potential joint venture partners and available independent contractors, it will have adequate access to the equipment, personnel, communications service organizations and technical expertise necessary to conduct future operations in Mexico and other countries in Latin America. However, if any of the Company's understandings or assumptions change or prove inaccurate, the Company's operations could be materially adversely affected.



ITEM 2.  PROPERTIES

      The Company's executive offices, principal teleport facility and control center are located at its leased facility in San Antonio, Texas, consisting of 11,819 square feet. The lease expires August 2002, and has two five-year renewal options. The Company pays annual rent of $75,287 under the lease and is responsible for taxes and insurance. GlobalSCAPE, Inc.'s offices are located at its leased facility in San Antonio, Texas, consisting of 5,401 square feet. The lease expires January 31, 2001. GlobalSCAPE, Inc. pays annual rent of $77,774 (increasing to $87,496 per year for the last two years of the three year lease) and is responsible for taxes and insurance. Management believes its leased facilities are suitable and adequate for their intended use.

      Computel's principal offices are located in Colina Teranova in Guadalajara, Mexico, and consist of approximately 3,330 square feet. Computel has purchased the premises at a price of $880,000 payable in 20 annual payments of approximately $44,000.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor any subsidiary is a party to any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The shareholders approved a Plan of Arrangement (the "Arrangement") under the Business Corporations Act (Ontario) at a special meeting held on April 30, 1998. The Arrangement became effective on May 11, 1998. Pursuant to the Arrangement, the outstanding common shares of American TeleSource International, Inc., an Ontario, Canada corporation (ATSI-Canada) were exchanged on a one-for-one basis for the shares of the Company, resulting in ATSI-Canada becoming the wholly-owned subsidiary of the Company.

                                    PART II.
                                    --------



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the NASD: OTCBB under the symbol "AMTI". Prior to December 1997, the Company's Common Stock was traded on the Canadian Dealing Network under the symbol ATIL.CDN. The table below sets forth the high and low bid prices for the Common Stock from August 1, 1996 through December 21, 1997 as reported by the Canadian Dealing Network and from December 22, 1997 through October 26, 1998 as reported by NASD: OTCBB. These price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

          FISCAL 1997                             HIGH      LOW
          --------------------------------------------------------
          FIRST - ................................$0.80    $0.55
          SECOND - .............................. $ .69    $ .60
          THIRD - ................................$ .70    $ .47
          FOURTH - ...............................$2.26    $ .61

          FISCAL 1998                             HIGH      LOW
          --------------------------------------------------------
          FIRST - ................................$3 1/4   $1 3/8
          SECOND - .............................. $3 7/16  $2
          THIRD - ................................$3 1/2   $1 5/7
          FOURTH - ...............................$2 1/4   $  3/4

          FISCAL 1999                             HIGH      LOW
          --------------------------------------------------------
          FIRST - (through October 27, 1998)..... $ 1.23   $0.39

     At October 27, 1998, the closing price of the Company's Common Stock as reported by NSD:OTCBB was $1.23 per share. As of October 27, 1998, the Company had approximately 3,000 stockholders, including both beneficial and registered owners. ATSI has not paid dividends on its common stock the past three years and does not expect to do so in the foreseeable future. There have been no sales of unregistered securities since the registration of the Company's securities on Form S-4, declared effective March 13, 1998.



ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.

      The following selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere herein.

                                                                          Years ended July 31,
                                                          -------------------------------------------------
                                                          1994       1995        1996        1997      1998
                                                          ----       ----        ----        ----      ----
                                                               (In thousands of $, except per share data)
Consolidated Statement of Operations
Data:
Operating revenues:
 Call services                                              $110      $4,470     $10,807    $12,545    $13,547
 Direct dial services                                          -           -           -      1,421      6,085
 Network management services                                 132         318       2,614      1,698     13,362
 Internet e-commerce                                           -           -          54        564      1,526
                                                          ------     -------     -------    -------    -------
 Total operating revenues                                    242       4,788      13,475     16,228     34,520
Operating expenses:
 Cost of services                                            201       4,061      10,833     12,792     22,287
 Selling, general and administrative                         373       2,536       4,430      7,047     13,877
 Depreciation and amortization                                11         141         281        591      1,822
                                                          ------     -------     -------    -------    -------
 Total operating expenses                                    585       6,738      15,544     20,430     37,986
                                                          ------     -------     -------    -------    -------
 Loss from operations                                       (343)     (1,950)     (2,069)    (4,202)    (3,466)
                                                          ------     -------     -------    -------    -------
 Net loss                                                  $(343)    $(2,004)    $(2,205)   $(4,695)   $(5,094)
                                                          ------     -------     -------    -------    -------
Per share information:
 Net loss                                                 $(0.04)    $ (0.14)    $ (0.11)   $ (0.18)   $ (0.12)
                                                          ------     -------     -------    -------    -------
 Weighted average common shares outstanding                9,146      13,922      19,928     26,807     41,093
                                                          ------     -------     -------    -------    -------

Consolidated Balance Sheet Data:
 Working capital (deficit)                                $  114      $ (446)     $ (592)   $   195    $(5,687)
 Current assets                                              344       1,088       1,789      5,989      5,683
 Total assets                                              1,049       2,766       4,348     15,821     24,251
 Long-term obligations, including current portion              0         133         604      3,912      8,303
 Total stockholders' equity                                  819       1,231       1,629      6,936      7,087

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: Certain Statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Securities Act. See page 2 for additional factors relating to such statements.

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the three fiscal years ended July 31, 1996, 1997, and 1998. It should be read in conjunction with the Consolidated Financial Statements of the Company, the Notes thereto and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended July 31.

GENERAL

     The Company is principally engaged in providing retail and wholesale communications services within and between the United States and select markets within Latin America. In December of 1993, utilizing a bilingual and bicultural team, the Company began assembling a framework of licenses, interconnection and service agreements, network facilities, and distribution channels (collectively referred to hereinafter as "framework") in Mexico and the United States. The Company feels that this framework will allow it to provide domestic and international communications services with U.S. standards of reliability to the Mexican market which has historically been underserved by the national telephone monopoly, Telefonos de Mexico ("Telmex"). The Company also plans to establish a framework in other Latin American countries as the regulatory environments in those countries allow. In addition to the United States and Mexico, the Company currently has rights to use facilities and has strategic relationships with domestic carriers in Costa Rica, El Salvador and Guatemala.

     Utilizing the framework described above, the Company provides local, domestic long distance and international calls from its own public telephones and casetas within Mexico, and provides similar services to the third party-owned casetas, public telephones and hotels in Mexico as well. Consumers visiting a Company-owned caseta or public telephone may dial directly to the desired party in exchange for cash payment, or can charge the call to a U.S. address (collect, person-to-person, etc.) or calling card, or to a U.S. dollar-denominated credit card with the assistance of an operator. In July 1998, the Company began providing domestic U.S. and international call services to Mexico to residential customers in the U.S., and intends to provide services to business customers in the U.S. in fiscal 1999. Callers may either pre-subscribe to the Company's one-plus residential service, or dial around their pre-subscribed carrier by dialing 10-10-624, plus the area code and desired number. Where possible, these retail calls are transported over the Company's own network infrastructure.

     Utilizing the same framework described above, the Company also serves as a retail and wholesale facilities-based provider of network services for corporate clients and U.S. and Latin American telecommunications carriers. These customers typically lack transmission facilities into certain markets, or require additional capacity into certain markets. The Company currently provides these services to and from the United States, Mexico, Costa Rica, El Salvador and Guatemala.

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has a working capital deficit as of July 31, 1998. Additionally, the Company has had recurring negative cash flows from operations with the exception of a three month period ended January 31, 1998. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital, the Company expects improved results of operations and liquidity in fiscal 1999.

RESULTS OF OPERATIONS


     The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the years ended July 31, 1996, 1997 and 1998.


                                    1996              1997             1998
                                --------------   --------------   --------------
                                  $         %      $         %      $        %
OPERATING REVENUES
Call services                   $ 10,807   80%   $ 12,545   77%   $ 13,547   39%
Direct dial services            $   --      0%   $  1,421    9%   $  6,085   18%
Network management services     $  2,614   20%   $  1,698   11%   $ 13,362   39%
Internet e-commerce             $     54    0%   $    564    3%   $  1,526    4%
                                --------         --------         --------
Total operating revenues        $ 13,475  100%   $ 16,228  100%   $ 34,520  100%

Cost of services                $ 10,833   80%   $ 12,792   79%   $ 22,287   65%
                                --------         --------         --------

Gross margin                    $  2,642   20%   $  3,436   21%   $ 12,233   35%

Selling, general and
  administrative expenses       $  4,430   33%   $  7,047   43%   $ 13,877   40%

Depreciation and amortization   $    281    2%   $    591    4%   $  1,822    5%
                                --------         --------         --------

Operating loss                  $ (2,069) -15%   $ (4,202) -26%   $ (3,466) -10%

Other, net                      $   (136)  -1%   $   (493)  -3%   $ (1,628)  -5%
                                --------         --------         --------

Net loss                        $ (2,205) -16%   $ (4,695) -29%   $ (5,094) -15%
                                ========         ========         ========


YEAR ENDED JULY 31, 1998 COMPARED TO YEAR ENDED JULY 31, 1997

     Operating Revenues. Operating revenues increased approximately $18.3 million, or 113%, as the Company experienced growth in each service category.

     Call services revenue increased approximately $1.0 million, or 8%, primarily due to growth in the Company's customer base in Mexico that produces calls to the United States from hotels, public telephones and casetas. As a result of the installation of public telephones, the implementation of a direct sales strategy, and the purchase of Computel in August 1997, the Company processed approximately 314,000 international calls originating in Mexico during fiscal 1998. This compares to approximately 200,000 calls processed the year before. This increase in international calls from Mexico was offset to a large extent by a decrease in domestic and international operator-assisted calls originating in the United States and Jamaica. During 1998, the Company de-emphasized these services due to relatively lower profit margins on this business. On July 16, 1998, the Company ceased providing these services altogether. Revenues from these services decreased from approximately $3.9 million in 1997 to approximately $2.9 million in 1998. The Company does not anticipate producing significant revenues from such services, if any, during fiscal 1999.

     Direct dial services, calls processed in exchange for cash without utilizing the company's operator center in San Antonio, Texas, increased 328% from approximately $1.4 million in fiscal 1997 to approximately $6.1 million in fiscal 1998. This increase was primarily due to the acquisition in May and August 1997 of Computel, the largest private caseta operator in Mexico. The Company also began processing local and domestic long distance calls within Mexico during the latter half of 1997 from its own intelligent payphones installed in resort areas of Mexico. These calls are made by depositing coins (pesos or quarters) in the Company's phones to initiate service.

     Network management services increased 687% from $1.7 million in 1997 to $13.4 million in 1998. The majority of this growth was due to the amount of wholesale network services provided to other carriers seeking transmission facilities or additional capacity for their services. The Company began providing these services in October 1997, and produced approximately $10 million in revenues from this service during 1998.

     Cost of Services. Cost of services increased approximately $9.5 million, or 74% between years, but decreased as a percentage of revenues from 79% to 65%. The increase in cost of services is attributable to the increased volume of business handled by the Company during 1998, as discussed above. The improvement in the Company's gross profit margin resulted from the change in the mix of services it provided during 1998 as described above, and its continuing efforts to decrease costs subsequent to the demonopolization of Telmex, which took place January 1, 1997. Subsequent to Telmex's demonopolization, the Company was able to negotiate with newly concessioned carriers in Mexico to transport its calls originating and terminating in Mexico, which has lowered the associated per minute rate to carry those calls. Additionally, the Company was one of the first four companies to receive a public payphone comercializadora license from the SCT in February 1997, which has allowed the Company to provide local, domestic and international calls from public telephones in Mexico. In November 1997, the Company purchased the customer base of Comunicaciones del Caribe, S.A. de C.V., an independent marketing representative in the Cancun/Cozumel area of Mexico which did not have a comercializadora license, and which had been utilizing the Company's operator center for processing international calls. By purchasing the customer base, the Company was able to eliminate a layer of expense associated with the traffic and effectively lower its overall commission rate paid to public telephone location owners in Mexico. The Company has also improved its gross margin by utilizing its own existing satellite network infrastructure and licenses to provide network services to other carriers seeking transmission facilities or extra capacity for their own services.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses rose 97%, or approximately $6.8 million, from 1997 to 1998. As a percentage of revenue, these expenses decreased from 43% to 40% between years. The growth in dollars between years was caused by the acquisition of Computel, the continued growth of the Company's ATSI-Mexico operations, the expenseing of costs related to the Company's planned acquisition of additional concessions from the Mexican regulatory authorities, and the expensing of costs related to the Company's reincorporation from Canada to Delaware. Approximately $890,000 of the increase was due to the acquisition of Computel, which operates approximately 134 retail-based casetas in approximately sixty cities throughout Mexico, and employs in excess of 400 people. In August 1997, ATSI-Mexico expanded its operations and began procuring, installing, operating and maintaining coin-operated, intelligent payphones. During 1998, the Company expensed $631,000 in costs incurred relative to the Company's reincorporation. Approximately $268,000 in expenses were incurred during 1997 relative to the reincorporation.

     Depreciation and Amortization. Depreciation and amortization rose approximately $1.2 millon, or 208%, and rose as a percentage of revenues from 4% to 5% between years. From July 31, 1997 through July 31, 1998, the Company acquired approximately $7.9 million in equipment. Approximately $4.6 million of these assets were acquired through capital lease arrangements. The majority of the assets consisted of equipment which added capacity to the Company's existing international network infrastructure, and intelligent coin telephones which were installed in Mexico. Approximately $1.4 million in fixed assets were acquired subsequent to July 31, 1997 with the acquisition of Computel. The Company also recognized $2.8 million of goodwill during 1998 associated with the purchase of Computel, which is being amortized over a forty year period.

     Operating Loss. The Company's operating loss improved $736,000 to approximately $3.5 million for 1998. Increased revenue levels and improved gross margins more than offset increases in selling, general and administrative expenses and depreciation and amortization, allowing for the improvement.

     Other Income (expense). Other income (expense) rose approximately 230%, or $1.1 million, between years. This increase was due almost exclusively to increased interest expense levels. During 1998, the Company incurred capital lease obligations of approximately $4.6 million related to the purchase of equipment mentioned above, and issued notes payable in the amount of approximately $3.1 million.

YEAR ENDED JULY 31, 1997 COMPARED TO YEAR ENDED JULY 31, 1996

     Operating Revenues. Operating revenues increased approximately $2.8 million or 20%, due mainly to increased revenues from call services. Approximately $1.4 million of revenues in fiscal 1996 were attributable to the sale and installation of a large network in Mexico to one of Mexico's largest milk producers. Subsequent to completing the sale and installation of the network, the Company began recognizing monthly revenues from the management of the network. The sale and installation of such a large network is not considered to be of a recurring nature by the Company; however, management of this and other networks is considered to be a recurring source of revenues for the Company. GlobalSCAPE had revenue of $500,000 in fiscal 1997, representing less than 4% of the Company's consolidated revenue.

     Operating revenues from call services increased 29%, or approximately $3.2 million, due almost entirely to increased call volumes from international call services provided from hotels and resorts in Jamaica, increased call volumes attributable to the Company's Brazilian calling card product, and the inclusion of Computel's revenues attributable to call services provided by Computel during the last quarter of fiscal 1997 (which represented approximately $1.4 million of consolidated revenues in fiscal 1997). Revenues from international calls originating in Mexico increased 5%, while call volumes and related revenues from calls originating in Mexico and from calls originating and terminating domestically within the U.S. remained relatively constant between periods. Although the Company continued to install Charge-a-Call telephones in Mexico throughout fiscal 1997, the number of calls per phone decreased slightly. The Company believes this was due to increasing costs to the consumer. The Company began to lower the price per call to the consumer from certain telephones in the first quarter of fiscal 1998 based on the decrease in the Company's cost of providing these calls through its agreement with Investcom. The increased volume of calls relating to Jamaica and Brazil increased the number of international calls processed by the Company as compared to domestic calls processed entirely within the United States. Because international calls typically generate higher revenues on a per call basis than domestic calls, the average revenue per completed call processed by the Company increased from $14.93 for fiscal 1996 to $17.88 for fiscal 1997.

     Excluding the $1.4 million of revenues recognized in fiscal 1996 attributable to the sale and installation of the network to the Mexican milk producer, revenues from network management services increased approximately $596,000, or 67%. This increase was largely due to recurring revenues from the Mexican milk producer and Investcom commencing in the early and latter part, respectively, of fiscal 1997.

     Cost of Services. Cost of services increased approximately $2.0 million, or 18%, resulting in an increase in the Company's overall gross margin from 20% in fiscal 1996 to 21% in fiscal 1997. If the approximately $1.4 million in revenues and the $960,000 in costs related to the sale and installation of the network to the Mexican milk producer were excluded from the Company's results for fiscal 1996, the Company's gross profit percentage would have been 18% for fiscal 1996. The increase in cost of services was primarily attributable to the increased volume of calls handled by the Company from Jamaica to the U.S. and from the U.S. to Brazil, the inclusion of Computel's cost of services for the last quarter of fiscal 1997, and rising costs associated with transporting calls from Mexico to the Company's Switching/Operator Facility in San Antonio, Texas. Although Telmex officially lost its status as a monopoly on August 10, 1996, Investcom was not allowed connectivity to Telmex's local network in Mexico until January 1997 and did not have the switch capacity in Mexico to process the Company's traffic until May 1997. As a result, the Company was unable to commence processing any of its traffic at lower per-minute costs until May 1997. Subsequent to May 1997, the public phones serviced by the Company in Mexico were frequently only able to access the Company's operator center utilizing a cellular connection, since local connectivity had not yet been provided by Telmex. This added a per-minute air time charge to the Company's cost of transmitting calls from Mexico, resulting in a decline in the gross profit margin on international calls transmitted from the Company's public phones in Mexico.

     Selling, General and Administrative Expenses. SG&A expenses rose 58%, or approximately $2.6 million. If the revenues related to the sale and installation of the network to the Mexican milk producer in fiscal 1996 were excluded, SG&A expenses would have increased as a percentage of overall revenues from 37% to 43%. The increase in SG&A expense is almost entirely due to expanded operations within Mexico and the inclusion of Computel's SG&A expense for the last quarter of fiscal 1997. ATSI-Mexico had less than five employees at the beginning of fiscal 1996 as compared to 36 employees at the end of fiscal 1997. Computel operates 134 casetas in approximately 72 cities throughout Mexico, and has approximately 430 employees.

     Depreciation and Amortization. Depreciation and amortization increased approximately $310,000, or 110%, due primarily to approximately $2.1 million in fixed asset additions principally for the development of the Company's teleport facilities in San Antonio, Texas, Cancun and Mexico City, Mexico, and San Jose, Costa Rica; the acquisition of intelligent payphones; and the inclusion of Computel's depreciation attributable to the acquisition of Computel.

     Other income (expense). Other income (expense) increased to a net expense of approximately $445,000 primarily as a result of interest expense incurred on capital lease obligations and convertible notes issued in 1997.

YEAR ENDED JULY 31, 1996 COMPARED TO YEAR ENDED JULY 31, 1995

     Operating revenues. Operating revenues increased approximately $8.7 million, or 181%, due largely to increased revenues from call services.

     Operating revenues attributable to call services represented approximately $6.3 million, or 72%, of the approximate $8.7 million increase in operating revenues. The number of operator service calls handled by the Company increased to approximately 724,000, as compared to approximately 311,000, representing an overall increase in call volume of 133%. The number of calls handled by the Company which originated in Mexico and terminated in the United States and which originated and terminated in the United States decreased slightly as a percentage of total calls from 29% and 70%, respectively, to 26% and 66%, respectively. These decreases were offset by growth attributable to other call services, including call services to Brazil and from Jamaica, some of which were offered for the first time during fiscal 1996.

     In June 1995, the Company began distributing calling cards to Visa cardholders issued by the Bank of Brazil. These cards may be used by Brazilians traveling outside of their native country, but primarily in the United States, for calling within the United States or to other world-wide destinations. Additionally, in November 1995 the Company began providing service to cellular telephone customers of a Mexican-based cellular company with in excess of 40,000 subscribers, which service enables subscribers to access the Company's network when traveling in the United States for the purpose of placing cellular calls domestically within the United States or internationally to Mexico. The Company also expanded its international operator services to locations in Jamaica in October 1995. Collectively, the foregoing services accounted for approximately 8% of all calls handled, and 9% of all long distance operating revenue generated, by the Company in fiscal 1996.

     Due to rising retail rates charged by Telmex during the majority of fiscal 1996 in connection with the processing of calls out of Mexico, the Company raised per minute rates charged to callers from some locations in Mexico. As a result, the average revenue per call originating in Mexico increased from $33 to $36.

     Revenues from network management services increased $2.4 million, or 739%, principally due to the sale and installation of two networks in Mexico and, to a lesser extent, to services rendered under long-term maintenance contracts.

     Cost of services. Cost of services increased approximately $6.8 million, or 167%, but decreased as a percentage of operating revenues. As a result, the Company's gross margin increased from 15% to 20%.

     Commissions paid to independent marketing representatives in Mexico, which were based on revenues, increased significantly as a result of increased revenues. In addition, the Company raised per minute rates at some locations in Mexico which resulted in a higher commission cost per call. Transmission costs were incurred on each minute of traffic carried by the Company. Although transmission costs for transporting calls from Mexico to San Antonio varied widely throughout fiscal 1996, the overall average transmission cost per call paid by the Company during fiscal 1996 as compared to fiscal 1995 decreased due to volume discounts obtained on calls regardless of their country of origin. In addition, increased call volume resulted in a greater number of calls processed per shift, thereby lowering the Company's operator cost per call.

     In fiscal 1996, the average revenue per call increased from $14.39 to $14.92, the average cost per call increased from $12.52 to $12.63, and the gross margin per call increased from $1.87 to $2.29.

     The Company's improved gross margin was also attributable to the sale and installation of two networks in Mexico, which accounted for approximately 12% of total revenues for fiscal 1996.

     Selling, General and Administrative Expenses. SG&A expenses rose 75%, or approximately $1.9 million; however, these expenses decreased as a percentage of operating revenues from 53% to 33%. The increase in SG&A expenses was largely attributable to an increase in the number of its employees and the acquisition of equipment and additional office space.

     Also contributing to the increase in SG&A expenses was the provision for bad debts relating to the Company's long distance revenues; however, the rate at which the Company provides for it's uncollectible long distance revenues was decreased from 8% to approximately 6.5% . Actual historical results from the local exchange carriers ("LECs"), which ultimately bill and collect the calls on behalf of the Company, indicated that bad debts were being incurred at a lesser rate than was being recorded by the Company. As a result, the rate was reduced.

     Depreciation and Amortization. Depreciation and amortization increased approximately $140,000, or 99%, due to approximately $1.0 million in capital expenditures in fiscal 1996 principally for the completion of the Company's teleport facility in San Antonio, Texas and for telecommunications equipment used in connection with international call services.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended July 31, 1998, the Company generated negative cash flows from operations of approximately $622,000. This compares favorably to the negative cash flows from operations of $5.5 million generated during the prior year. The improvement is partially the result of higher revenues and improved margins, but also due to an increase in days' payables outstanding between July 31, 1997 and 1998.

     The Company purchased approximately $3.3 million in equipment during 1998, and added approximately $4.6 million more under capital lease arrangements, allowing the Company to further implement its growth strategy in Mexico.

The equipment obtained consisted primarily of equipment to support the Company's network management services business and coin operated intelligent payphones.

     The Company used proceeds of approximately $3.5 million from the exercise of warrants and options for the purchase of the aforementioned equipment, and to fund working capital needs. In August 1997, the Company used $1.1 million in proceeds from an equity offering that was subscribed to on July 31, 1997 to complete the purchase of Computel. To fund the acquisition of Comunicaciones del Caribe, S.A. de C.V. in November 1997, the Company issued a $1.0 million long-term note to a shareholder. The note accrues interest at an annual rate of 13%, and is payable in equal quarterly installments of principal and interest over a seven year period. In connection with this note, the shareholder received warrants to purchase 250,000 shares of common stock of the Company at a price of $3.56 per share. In February 1998, the shareholder converted approximately $490,000 in outstanding principal under this note to equity by exercising warrants which had been issued previously.

     The net result of the Company's operating, financing and investing activities during the year was a working capital deficit of approximately $5.7 million as of July 31, 1998. In order to meet its debt and capital lease obligations during the year, the Company has had to extend payment terms to some vendors and to develop payment plans with some vendors.

     Although the Company has continued to use more cash in its operations that it has produced from its operations, it has reduced the rate at which it is doing so. Although no assurance can be given, the Company expects that this positive trend will continue. For this to happen, management must be able to continue to increase revenue levels, maintain or improve gross margins, and maintain or reduce selling, general and administrative expenses as a percentage of revenues.

     Management believes that revenues will continue to grow as the Company continues to offer new direct dial and wholesale services during fiscal 1999, but that such growth may be at slower annual rates than have been experienced in the past. In July 1998, the Company stopped processing of domestic and international operator-assisted calls originating in the United States and Jamaica in an effort to increase overall company margins. Depending upon the mix of retail and wholesale business processed by the Company in fiscal 1999, management anticipates that gross margins on its business will remain relatively stable throughout the year. In an effort to control selling, general and administrative expenses and produce better cash flows from operations, in July 1998 management developed a cost reduction program. Among other things, the program analyzes personnel-related costs and duties among all of the Company's subsidiaries. No assurance may be given, however, that the Company's revenues will increase, that gross margins will remain stable, or that selling, general and administrative costs will decrease during fiscal 1999.

     The Company currently has the infrastructure and capacity available to increase revenues, but will need to continue to find additional sources of funds in order to produce additional revenue growth rates. In order to meet it current obligations and debt service requirements, the Company will need to find additional long-term sources of working capital, or will need to produce enough positive cash flow from its operations to satisfy those obligations. As of July 31, 1998, the Company has approximately 3.4 million warrants outstanding which expire on or prior to July 31, 1999. If exercised, these warrants would provide approximately $3.4 million in cash proceeds to the Company during fiscal 1999. In July 1998, the Company engaged the investment banking firm of Houlihan Lokey Howard & Zukin Capital to assist it in, among other things, arranging financing to support the Company's current and future operations. However, there can be no assurance that such financing will be arranged, that the Company will be able to achieve and warrant exercises will take place in an amount sufficient for the Company to meet its working capital and expansion needs.

INFLATION/FOREIGN CURRENCY

     Inflation has not had a significant impact on the Company's operations. With the exception of a portion of the contract entered into with the Mexican milk producer in April 1996 and direct dial services from the Company's casetas and coin operated public telephones, almost all of the Company's contracts to date have been denominated in, and have called for payment in, U.S. dollars. Some expenses directly related to certain contracts have been denominated in foreign currencies, primarily Mexican pesos. Such expenses consist primarily of costs incurred in transmitting calls via Mexican carriers, and payroll and other administrative costs associated with ATSI-Mexico. The devaluation of the Mexican peso over the past two years has not had a material adverse effect on the Company's financial condition or operating results. In fact, the devaluation has had certain positive effects such as favorable conversion rates in connection with the payment of certain expenses and stimulated tourism, which is a principal source of the Company's call services revenues. Although the Company maintains several bank accounts in Mexico which are denominated in Mexican pesos, balances in such accounts are kept at minimum levels.

SEASONALITY

     The Company's call service revenues are typically higher on a per phone basis during January through July, the peak tourism months in Mexico.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page


CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN TELESOURCE INTERNATIONAL, INC., AND SUBSIDIARIES

Report of Independent Public Accountant................................      25

Consolidated Balance Sheets as of July 31, 1997 and 1998...............      26

Consolidated Statements of Operations for the Years Ended
July 31, 1996, 1997 and 1998...........................................      27

Consolidated Statements of Stockholders' Equity for the Years
Ended July 31, 1996, 1997 and 1998.....................................      28

Consolidated Statements of Cash Flows for the Years Ended
July 31, 1996, 1997 and 1998...........................................      29

Notes to Consolidated Financial Statements.............................      30

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To American TeleSource International, Inc.:


We have audited the accompanying consolidated balance sheets of American TeleSource International, Inc. (a Delaware corporation) and subsidiaries (the Company) as of July 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 1996, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American TeleSource International, Inc. and subsidiaries as of July 31, 1997 and 1998, and the results of their operations and their cash flows for the years ended July 31, 1996, 1997 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit, has suffered recurring losses from operations since inception, has negative cash flows from operations and has limited capital resources available to support further development of its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to these matters are also described in Note 2.
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts including goodwill and other intangibles or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                         /s/ ARTHUR ANDERSEN LLP


San Antonio, Texas
October 2, 1998

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)

                                                                             July 31,    July 31,
                                                                               1997        1998
                                                                             --------    --------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                   $  1,921    $  1,091
 Accounts receivable, net of allowance of $187 and $209, respectively           2,208       3,748
 Stock subscriptions receivable                                                 1,113        --
 Prepaid expenses and other assets                                                747         844
                                                                             --------    --------
     Total current assets                                                       5,989       5,683
                                                                             --------    --------

PROPERTY AND EQUIPMENT (At cost):                                               7,499      14,233
 Less - Accumulated depreciation and amortization                                (927)     (2,418)
                                                                             --------    --------
     Net property and equipment                                                 6,572      11,815
                                                                             --------    --------

OTHER ASSETS, net
 Goodwill, net                                                                  2,265       5,091
 Contracts, net                                                                  --         1,173
 Other assets                                                                     995         489
                                                                             --------    --------
     Total assets                                                            $ 15,821    $ 24,251
                                                                             ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                            $  1,932    $  5,683
 Accrued liabilities                                                            2,286       2,113
 Current portion of notes payable                                                 316         688
 Current portion of convertible long-term debt                                    100        --
 Current portion of obligations under capital leases                              696       2,351
 Deferred revenue                                                                 464         535
                                                                             --------    --------
     Total current liabilities                                                  5,794      11,370
                                                                             --------    --------

LONG-TERM LIABILITIES:
 Notes payable, less current portion                                              498         719
 Convertible long-term debt, less current portion                               1,297       1,604
 Obligations under capital leases, less current portion                         1,005       2,941
 Other                                                                            597         530
                                                                             --------    --------
     Total long-term liabilities                                                3,397       5,794
                                                                             --------    --------

MINORITY INTEREST                                                                (306)       --
                                                                             --------    --------

COMMITMENTS AND CONTINGENCIES: (Note 6, 14, 15)

STOCKHOLDERS' EQUITY:
 Preferred shares, no par value, unlimited shares authorized, no shares
     issued and outstanding at July 31, 1997                                     --          --
 Preferred stock, $0.001par value, 10,000,000 shares authorized, no shares
     issued and outstanding at July 31, 1998                                     --          --
 Common shares, no par value, unlimited shares authorized,
      36,787,105 issued and outstanding at July 31, 1997                       17,376        --
 Common stock, $0.001 par value, 100,000,000 shares authorized,
      45,603,566 issued and outstanding at July 31, 1998                         --            46
 Additional paid in capital                                                      --        22,248
 Accumulated deficit                                                           (9,302)    (14,396)
 Deferred compensation                                                         (1,154)       (667)
 Cumulative translation adjustment                                                 16        (144)
                                                                             --------    --------
     Total stockholders' equity                                                 6,936       7,087
                                                                             --------    --------

     Total liabilities and stockholders' equity                              $ 15,821    $ 24,251
                                                                             ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)



                                          For the Years Ended July 31,
                                          1996        1997        1998
                                        --------    --------    --------
OPERATING REVENUES:
  Call services                         $ 10,807    $ 12,545    $ 13,547
  Direct dial services                      --         1,421       6,085
  Network management services              2,614       1,698      13,362
  Internet e-commerce                         54         564       1,526
                                        --------    --------    --------

     Total operating revenues             13,475      16,228      34,520
                                        --------    --------    --------

OPERATING EXPENSES:
  Cost of services                        10,833      12,792      22,287
  Selling, general and administrative      4,430       7,047      13,877
  Depreciation and amortization              281         591       1,822
                                        --------    --------    --------

     Total operating expenses             15,544      20,430      37,986
                                        --------    --------    --------

OPERATING LOSS                            (2,069)     (4,202)     (3,466)

OTHER INCOME (EXPENSE):
  Interest income                              7          27          76
  Other income                                 7          68          32
  Other expense                             --           (27)        (24)
  Interest expense                          (150)       (513)     (1,573)
                                        --------    --------    --------

     Total other income (expense)           (136)       (445)     (1,489)
                                        --------    --------    --------

LOSS BEFORE INCOME TAX EXPENSE
   AND MINORITY INTEREST                  (2,205)     (4,647)     (4,955)

FOREIGN INCOME TAX EXPENSE                  --          --          (139)
MINORITY INTEREST                           --           (48)       --
                                        --------    --------    --------

NET LOSS                                 ($2,205)    ($4,695)    ($5,094)
                                        ========    ========    ========

BASIC AND DILUTED LOSS PER SHARE          ($0.11)     ($0.18)     ($0.12)
                                        ========    ========    ========

WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING              19,928      26,807      41,093
                                        ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                      Preferred Shares      Common Stock
                                     ------------------  ------------------       Additional
                                     Shares    Amount    Shares      Amount     Paid In Capital
                                     ------    ------    ------      ------     ---------------
BALANCE, July 31, 1995                 -         -       18,197      $3,723            -
  Issuances of common shares
   for cash                            -         -        4,516       2,253            -
  Issuances of common shares
   for services                        -         -        1,062         312            -
  Compensation expense                 -         -         -           -               -
  Cumulative effect of translation
   adjustment                          -         -         -           -               -
  Net loss                                       -         -           -               -
                                     ------    ------    ------      ------     ---------------
BALANCE, July 31, 1996                 -         -       23,775       6,288            -
  Issuances of common shares
   for cash                            -         -        5,760       4,736            -
  Conversion of convertible debt
   to common shares                    -         -        3,612       1,967            -
  Issuance of common shares for
   acquisition                         -         -        2,716       1,847            -
  Issuances of common shares
   for services                        -         -          925         154            -
  Deferred compensation                -         -         -          1,394            -
  Compensation expense                 -         -         -           -               -
  Warrants issued with
   convertible long term debt          -         -         -            990            -
  Cumulative effect of
   translation adjustment              -         -         -           -               -
  Net loss                             -         -         -           -               -
                                     ------    ------    ------      ------     ---------------
BALANCE, July 31, 1997                 -         -       36,788     $17,376            -
  Issuances of common shares
   for cash                            -         -        5,500       3,496            -
  Issuances of common shares
   for reduction in indebtedness       -         -        2,871       1,076            -
  Conversion of convertible debt
   to common shares                    -         -          200         100            -
  Issuances of common shares for
   services                            -         -          245         246            -
  Compensation expense                 -         -         -           -               -
  Cumulative effect of
   translation adjustment              -         -         -           -               -
  Exchange of common shares
   for common stock                    -         -         -        (22,248)         22,248
  Net loss                                       -         -           -               -
                                     ------    ------    ------      ------     ---------------
BALANCE, July 31, 1998                 -         -       45,604         $46         $22,248
                                     ======    ======    ======      ======     ===============

                                                    Cumulative                       Total
                                     Accumulated    Translation      Deferred     Stockholders'
                                       Deficit      Adjustment     Compensation      Equity
                                     -----------    -----------    ------------   ------------
BALANCE, July 31, 1995                 ($2,402)          -              ($89)        $1,232
  Issuances of common shares
   for cash                               -              -              -             2,253
  Issuances of common shares
   for services                           -              -              -               312
  Compensation expense                    -              -                34             34
  Cumulative effect of translation
   adjustment                             -                 4           -                 4
  Net loss                              (2,205)          -              -            (2,205)
                                     -----------    -----------    ------------   ------------
BALANCE, July 31, 1996                  (4,607)             4            (55)         1,630
  Issuances of common shares
   for cash                               -              -              -             4,736
  Conversion of convertible debt
   to common shares                       -              -              -             1,967
  Issuance of common shares for
   acquisition                            -              -              -             1,847
  Issuances of common shares
   for services                           -              -              -               154
  Deferred compensation                   -              -            (1,394)             0
  Compensation expense                    -              -               295            295
  Warrants issued with
   convertible long term debt             -              -              -               990
  Cumulative effect of
   translation adjustment                 -                12           -                12
  Net loss                              (4,695)          -              -            (4,695)
                                     -----------    -----------    ------------   ------------
BALANCE, July 31, 1997                 ($9,302)           $16        ($1,154)        $6,936
  Issuances of common shares
   for cash                               -              -              -             3,496
  Issuances of common shares
   for reduction in indebtedness          -              -              -             1,076
  Conversion of convertible debt
   to common shares                       -              -              -               100
  Issuances of common shares for
   services                               -              -              -               246
  Compensation expense                    -              -               487            487
  Cumulative effect of
   translation adjustment                 -              (160)          -              (160)
  Exchange of common shares
   for common stock                       -              -              -                 0
  Net loss                              (5,094)          -              -            (5,094)
                                     -----------    -----------    ------------   ------------
BALANCE, July 31, 1998                ($14,396)         ($144)         ($667)       $ 7,087
                                     ===========    ===========    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                   For the Years Ended July 31,
                                                                    1996       1997       1998
                                                                  --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        ($2,205)   ($4,695)   ($5,094)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                    281        591      1,822
     Amortization of debt discount                                   --           87        307
     Deferred compensation                                             33        295        487
     Cumulative translation adjustment                               --           12       (160)
     Provision for losses on accounts receivable                      554        735      1,024
     Minority interest                                               --           48       --
     Changes in operating assets and liabilities-
       Increase in accounts receivable                               (724)    (1,983)    (2,723)
       (Increase) decrease in prepaid expenses and other assets       (10)      (861)       357
       Increase (decrease) in accounts payable                        420     (1,025)     3,479
       Increase (decrease) in accrued liabilities                     342        884       (192)
       Increase (decrease) in deferred revenue                        (65)       378         71
       Other                                                           22          4       --
                                                                  -------    -------    -------
Net cash used in operating activities                              (1,352)    (5,530)      (622)
                                                                  -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (475)      (590)    (3,297)
  Acquisition of business, net of cash acquired                      --           73     (2,112)
  Issuance of notes receivable                                        (88)      --         --
  Payments received on notes receivable                                42        101       --
                                                                  -------    -------    -------
Net cash used in investing activities                                (521)      (416)    (5,409)
                                                                  -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                    --        3,913      2,547
   Payments on debt                                                   (33)      --         (788)
   Capital lease payments                                             (68)      (401)    (1,044)
   Payments on long-term liabilities                                 --         --          (67)
   Proceeds from issuance of common stock,
     net of issuance costs                                          2,528      3,699      4,553
                                                                  -------    -------    -------
Net cash provided by financing activities                           2,427      7,211      5,201
                                                                  -------    -------    -------

NET INCREASE (DECREASE) IN CASH                                       554      1,265       (830)

CASH AND CASH EQUIVALENTS, beginning of period                        102        656      1,921
                                                                  -------    -------    -------

CASH AND CASH EQUIVALENTS, end of period                          $   656    $ 1,921    $ 1,091
                                                                  =======    =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements are those of American TeleSource International, Inc. ("ATSI" or the "Company"). The Company was formed on June 6, 1996 under the laws of the state of Delaware for the express purpose of effecting a "Plan of Arrangement" with American TeleSource International, Inc., which was incorporated under the laws of the province of Ontario, Canada (hereinafter referred to as "ATSI-Canada"). The Plan of Arrangement called for the stockholders of ATSI-Canada to exchange their shares on a one-for-one basis for shares of the Company. On April 30, 1998, shareholders of ATSI-Canada approved the Plan of Arrangement, and on May 11, 1998, ATSI-Canada became a wholly owned subsidiary of the Company. The Company is publicly traded on the OTC Bulletin Board under the symbol "AMTI".

     The accompanying consolidated financial statements reflect the financial position of ATSI-Canada and subsidiaries as of July 31, 1997, and the results of their operations and cash flows for the years ended July 31, 1996 and 1997. The accompanying consolidated balance sheet dated July 31, 1998 includes the assets, liabilities and shareholders' equity of ATSI-Canada which were transferred to the Company on May 11, 1998, and the accompanying statement of operations for the year ended July 31, 1998 includes the consolidated operations of ATSI-Canada through May 11, 1998.

     In May 1997, ATSI-Canada entered into an agreement to purchase up to 100% of the outstanding shares of Sistema de Telefonia Computarizada, S.A. de C.V. ("Computel"), the largest privately-owned operator of casetas (public calling stations) in Mexico. Under the terms of the agreement, ATSI-Canada acquired 55% of the shares of Computel effective May 1, 1997 and the remaining 45% effective August 28, 1997. As ATSI-Canada acquired majority ownership effective May 1, 1997, the Company has recorded 100% of the net assets and liabilities of Computel as of that date. The Company's consolidated financial statements for the period May 1, 1997 to July 31, 1997 include the impact of the 45% minority ownership interest. For the year ended July 31, 1998, the Company's consolidated financial statements include 100% of the activities of Computel.

     In July 1997, American TeleSource International de Mexico, S.A. de C.V. ("ATSI-Mexico") acquired 100% of the outstanding stock of Servicios de Infraestructura, S.A. de C.V. ("Sinfra"). In April 1998, TeleSpan purchased 100% of the outstanding stock of Sinfra from ATSI-Mexico.

     Through its subsidiaries, the Company provides retail and wholesale communications services within and between the United States and select markets within Latin America. Utilizing a framework of licenses, interconnection and service agreements, network facilities and distribution channels, the Company aims to provide U.S standards of reliability to Mexico and other markets within Latin America which have historically been underserved by telecommunications monopolies. As of July 31, 1998, the Company's operating subsidiaries are as follows:

     American TeleSource International, Inc. ("ATSI-Texas" a Texas corporation)

     ATSI-Texas owns and operates a switching facility and multilingual call center in San Antonio, Texas. This facility provides U.S. based call services to public telephones owned by ATSI-Mexico and casetas owned by Computel in Mexico, as well as to third party-owned public telephones, casetas and hotels in Mexico. Although these calls originate in Mexico, they are terminated and billed in the United States and Mexico by ATSI-Texas. In July 1998, ATSI-Texas also began providing domestic U.S. and international call services to residential customers in the U.S.

     American TeleSource International de Mexico, S.A. de C.V.
          ("ATSI-Mexico" a Mexican corporation)

     ATSI-Mexico owns and operates coin-operated public telephones in Mexico. Utilizing its 20-year comercializadora license, ATSI purchases telephone lines and resells local, long distance and international calls from public telephones connected to the lines. Direct dial calls may be made from the telephones using pesos or quarters, and users may use the services of ATSI-Texas to place calls to the U.S. by billing calls to valid third parties, credit cards or calling cards.

     Computel (a Mexican corporation)

     Computel is the largest private operator of casetas in Mexico, operating approximately 134 casetas in 70 cities. Direct dial calls may be made from the casetas using cash or credit cards, and users may use the services of ATSI-Texas to place calls to the U.S. by billing calls to valid third parties, credit cards or calling cards. Computel utilizes telephone lines owned by ATSI-Mexico.

     Sinfra (a Mexican corporation)

     Utilizing its 20-year Teleport and Satellite Network license, Sinfra owns and operates the Company's teleport facilities in Cancun, Monterrey and Mexico City, Mexico. These facilities are used for the provision of international private network services. Sinfra also owns a 15-year Packet Switching Network license which is not currently being utilized by the Company. However, the Company's business plan calls this license to be utilized in fiscal 1999.

     TeleSpan, Inc.("TeleSpan" a Texas corporation)

     TeleSpan owns and operates the Company's teleport facilities in the United States and Costa Rica. TeleSpan contracts with U.S.-based entities and carriers seeking facilities or increased capacity into Mexico, Costa Rica, El Salvador and Guatemala. For network services into Mexico, TeleSpan utilizes facilities owned by Sinfra.

     GlobalScape, Inc. ("GlobalSCAPE" a Texas corporation)

     GlobalSCAPE markets CuteFTP and other digitally downloadable software products and distributes them over the Internet utilizing electronic software distribution ("ESD").


     2. FUTURE OPERATIONS, LIQUIDITY, CAPITAL RESOURCES AND VULNERABILITY DUE TO CERTAIN CONDITIONS

     The accompanying consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to July 31, 1998, the Company has incurred cumulative net losses of $14.3 million. Further, the Company had a working capital balance of $194,876 at July 31, 1997 and a working capital deficit of $5.7 million at July 31, 1998. Further, the Company had negative cash flows from operations of $1.4 million, $5.5 million and $.6 million for the years ended July 31, 1996, 1997 and 1998, respectively. The Company has limited capital resources available to it, and these resources may not be available to support its ongoing operations until such time as the Company is able to generate positive cash flow from operations. There is no assurance the Company will be able to achieve future revenue levels sufficient to support operations or recover its investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders and customers, its ability to obtain capital resources to support operations and its ability to successfully market its services.

     The Company is likely to require additional financial resources in the near term and could require additional financial resources in the long-term to support its ongoing operations. The Company has retained various financial advisers to assist it in refining its strategic growth plan, defining its capital needs and obtaining the funds required to meet those needs. The plan includes securing funds through equity offerings and entering into lease or long-term debt financing agreements to raise capital. There can be no assurances, however, that such equity offerings or other financing arrangements will actually be consummated or that such funds, if received, will be sufficient to support existing operations until revenue levels are achieved sufficient to generate positive cash flow from operations. If the Company is not successful in completing additional equity offerings or entering into other financial arrangements, or if the funds raised in such stock offerings or other financial arrangements are not adequate to support the Company until a successful level of operations is attained, the Company has limited additional sources of debt or equity capital and would likely be unable to continue operating as a going concern.


     3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared on the accrual basis of accounting under generally accepted accounting principles of the U.S. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

     Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     Revenue Recognition Policies

     The Company recognizes revenue from its call services and direct dial services as such services are performed, net of unbillable calls. Revenue from network management service contracts is recognized when service commences for service commencement fees and monthly thereafter as services are provided. The Company recognizes revenue from equipment sales when the title for the equipment transfers to the customer and from equipment installation projects when they are completed. Revenues related to the Company's Internet product are recognized at the point of sale, as the Company bears no additional obligation beyond the provision of its software product.

     Foreign Currency Translation

     Mexico's economy has been designated as highly inflationary. GAAP requires the functional currency of highly inflationary economies to be the same as the reporting currency. Accordingly, the consolidated financial statements of ATSI-Mexico and Computel, whose functional currency is the peso, are remeasured from the peso into the U.S. dollar for consolidation. Monetary and nonmonetary assets and liabilities are remeasured into U.S. dollars using current and historical exchange rates, respectively. The operating activities of ATSI-Mexico and Computel are remeasured into U.S. dollars using a weighted-average exchange rate. The resulting translation gains and losses are charged directly to cumulative translation adjustment, a component of shareholders' equity, and are not included in net loss until realized through sale or liquidation of the investment.

ACCOUNTS RECEIVABLE

     The Company utilizes the services of credit card processing companies for the billing of commercial credit card calls. The Company receives cash from these calls, net of transaction and billing fees, generally within 20 days from the dates the calls are delivered. All other calls (calling card, collect, person-to-person and third-party billed) are billed under an agreement between the Company and a billing clearinghouse. This agreement allows ATSI to submit call detail records to the clearinghouse, which in turn forwards these records to the local telephone company to be billed. The clearinghouse collects the funds from the local telephone company and then remits the funds, net of charges, to ATSI. Because this collection process can take up to 90 days to complete, ATSI participates in an advance funding program offered by the clearinghouse whereby 100% of the call records are purchased for 75% of their value within five days of presentment. The remaining 25% value of the call records are remitted to ATSI, net of interest and billing charges and an estimate for uncollectible calls, as the clearinghouse collects the funds from the local telephone companies. Under the advanced funding agreement, the collection clearinghouse has a security interest in the unfunded portion of the receivables as well as future receivables generated by the Company's long distance business. The allowance for doubtful accounts reflects the Company's estimate of uncollectible calls at July 31, 1997 and 1998. ATSI currently pays a funding charge of prime plus 4% per annum on the amounts which are advanced to ATSI. Receivables sold with recourse during fiscal years 1996, 1997, and 1998 were $7,673,091, $8,530,665 and $11,127,221 respectively. At July 31, 1996,
1997 and 1998, $499,986, $577,256 and $484,381 of such receivables were uncollected, respectively. See Note 5 for additional disclosure regarding advanced funding.

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. The adoption of these statements has not had a material impact on the financial position or results of operations of the Company.

     Loss Per Share

     Loss per share was calculated using the weighted average number of common shares outstanding for the years ended July 31, 1996, 1997 and 1998. Common stock equivalents, which consist of the stock purchase warrants and options described in Note 9, were excluded from the computation of the weighted average number of common shares outstanding because their effect was antidilutive.

     In Fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting earning per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15,

"Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from five to fifteen years. Expenditures for maintenance and repairs are charged to expense as incurred. Direct installation costs and major improvements are capitalized.

     Effective for the fiscal years beginning after July 31, 1996, the Company follows as prescribed under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires an assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss be recognized when the future cash flows are less than the carrying value of such assets. As of July 31, 1998, the Company has determined that the estimated future cash flows associated with its long-lived assets are greater than the carrying value of such assets and that no impairment loss needs to be recognized.

GOODWILL, CONTRACTS AND OTHER ASSETS

     Other assets include organization costs as of July 31, 1996, 1997, and 1998 of $219,217, $145,373 and $146,597, respectively, net of accumulated amortization of $55,505, $82,096 and $108,895, respectively. Organization costs have an estimated useful life of 5 years. As of the years ended July 31, 1997 and July 31, 1998, other assets also include goodwill related to the purchase of Computel of $2,279,231 and $5,216,646, respectively, net of accumulated amortization of $14,245 and $126,668, respectively. Goodwill is amortized over 40 years. As of July 31, 1997 and 1998 other assets include acquisition costs of $399,596, and $1,417,870, respectively, related to the Company's acquisitions of several of its independent marketing representatives, net of accumulated amortization of $14,655, and $244,652, respectively. These acquisition costs are being amortized over the life of the contracts, which approximates three years. Additionally, as it relates to SFAS 121, as of July 31, 1998, the Company has determined that the estimated future cash flows associated with its goodwill and other intangible assets are greater than the carrying value of such assets and that no impairment loss needs to be recognized.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Under the provisions of SFAS 109, the Company recognizes deferred tax liabilities and assets based on enacted income tax rates that are expected to be in effect in the period in which the deferred tax liability or asset is expected to be settled or realized. A change in the tax laws or rates results in adjustments in the period in which the tax laws or rates are changed.

     Statements of Cash Flows

     Cash payments and non-cash investing and financing activities during the periods indicated were as follows:


                                              For the Years Ended July 31,
                                              ----------------------------------

                                              1996        1997        1998
                                              ----------  ----------  ----------

Cash payments for interest                    $  150,231  $  416,756  $1,349,679

Cash payments for taxes                       $      -    $       -   $  148,097

Common shares issued for services             $  312,009  $  153,885  $  246,591
Common shares issued for acquisition of
 Computel                                     $      -    $1,846,569  $      -

Assets acquired in acquisition of Computel
                                              $      -    $3,418,753  $      -
Liabilities assumed in acquisition of
 Computel                                     $      -    $4,205,404  $      -

Conversion of convertible debt to common
 shares                                       $      -    $1,966,531  $  100,000

Capital lease obligations incurred            $  572,268  $1,521,875  $4,635,693

One-for-one exchange of shares of
 ATSI-Canada for stock of ATSI-Delaware       $     -     $      -    $      -

Common share subscriptions sold               $     -     $1,113,170  $      -


     For purposes of determining cash flows, the Company considers all temporary cash investments with an original maturity of three months or less to be cash and cash equivalents.

     New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components in a full set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of comparative financial statements for earlier periods. Management of the Company believes that the adoption of SFAS No. 130 will result in the presentation of comprehensive income (loss) that differs from net income (loss) as presented in the accompanying financial statements to the extent of foreign currency translation adjustments as shown in the accompanying consolidated statements of stockholders' equity.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. While the exact impact is not readily discernible, management of the Company believes that the adoption of SFAS No. 131 may effect its segment disclosures.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

          Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

          Long-term debt and convertible debt: Since the Company's debt is not quoted, estimates are based on each obligations' characteristics, including remaining maturity, interest rate, credit rating, collateral, amortization schedule and liquidity (without consideration for the convertibility of the notes). The Company believes that the carrying amount does not differ materially from the fair value.


     4.   PROPERTY AND EQUIPMENT, NET (at cost)

     Following is a summary of property and equipment at July 31, 1997 and 1998:

                                                               July 31,
                                                               -------

                                                         1997           1998
                                                         ----           ----

          Telecommunications equipment                $2,575,531    $ 6,084,771

          Land and buildings                           1,912,310        892,507

          Furniture and fixtures                         186,231        882,449

          Equipment under capital leases               2,084,528      5,585,291

          Leasehold improvements                         240,137        281,014

          Other                                          499,852        517,192
                                                      ----------    -----------
                                                       7,498,589     14,233,224

          Less: accumulated depreciation and
           amortization                                 (926,601)    (2,418,514)
                                                      ----------    -----------

          Total  property and equipment, net          $6,571,988    $11,814,710
                                                      ==========    ===========


     Depreciation expense as reported in the Company's consolidated statements of operations includes depreciation expense related to the Company's capital leases.


     5.   NOTES PAYABLE AND CONVERTIBLE DEBT

NOTES PAYABLE

     Notes payable are comprised of the following:
                                                               July 31,
                                                               -------

                                                          1997           1998
                                                          ----           ----

Note payable to a company, see terms below.            $ 256,366     $  625,320

Notes payable to various banks, see terms below.         558,112        416,846

Note payable to a company, net of discount, see terms
below.                                                       -          364,803
                                                        --------     ----------
                                                        $814,478     $1,406,969
                                                        ========     ==========


     During November 1996, the Company entered into an agreement with a company under which the Company is advanced an additional 13.75% of its receivables sold to a billing clearinghouse, as discussed in Note 3. These advances are typically outstanding for periods of less than 90 days, and are repaid, including accrued interest, by the clearinghouse on behalf of the Company as its receivables from long distance call services are collected. The

Company is charged 4% per month for these fundings. The agreement expires in November 1998 and is collateralized by the Company's general assets, rights and interests.

     As of July 31, 1997 and July 31, 1998, the Company through its acquisition of Computel had approximately $558,000 and $417,000, respectively, of bank notes payable to various banks in Mexico. The notes have interest rates ranging from 8% to 15%, with monthly principal and interest payments of approximately $7,500. The notes mature between October 1999 and December 2015 and are collaterized by the assets of Computel.

     During October 1997, the Company entered into a note payable with a company in the amount of $1,000,000. The note calls for quarterly payments of principal and interest beginning in January 1998 and continuing until October 2004. Interest accrues on the unpaid principal at the rate of 13% per year. The Company also issued 250,000 warrants to the note holder which carry an exercise price of $3.56. These warrants expire in October 2000. The amount of debt discount recorded by the Company related to the issuance of these warrants was $103,333. The fair value of the warrants was based on the date of issuance using an option pricing model with the following assumptions: Dividend yield of 0.0%, expected volatility of 30%, risk-free interest rate of 6.00%, and an expected life of three years. The warrants expire three years from their date of issuance, and are not exercisable for a period of one year after their initial issuance.

     In January 1998, the noteholder exercised 700,000 warrants at an exercise price of $0.70, unrelated to the warrants noted above, called by the Company, in consideration of an approximate $500,000 reduction of the Company's debt due the noteholder.


CONVERTIBLE DEBT

     In March and May 1997, the Company issued $2.2 million in convertible notes, interest at 10%. The principal and interest, which accrues quarterly, is due and payable three years from the date of issuance. The convertible notes convert into fully redeemable preferred stock at the Company's option. In addition, for each $50,000 unit of convertible debt, each holder was issued 108,549 warrants to purchase an equal number of shares of common stock at $0.27 per share. The fair value of the warrants was determined to be $0.37 per share and the Company assigned $990,000 to the value of the warrants in stockholders' equity. The fair value of the warrants was based on the date of issuance using an option pricing model with the following assumptions: Dividend yield of 0.0%, expected volatility of 62%, risk-free interest rate of 6.35%, and an expected life of three years. The warrants expire three years from their date of issuance, and are not exercisable for a period of one year after their initial issuance. The Company has recorded the $990,000 as debt discount and is amortizing the discount over the term of the debt based on the effective interest method. Principal outstanding as of July 31, 1997 and July 31, 1998, net of debt discount, was $1,296,560 and $1,603,802, respectively.

     Maturities of notes payable and convertible debt as of July 31, 1998 were as follows:


1999                                    $  688,005

2000                                     1,710,398

2001                                       101,806

2002                                       109,695

2003                                       118,661

Thereafter                                 282,206
                                        ----------
Total                                   $3,010,771
                                        ==========

     6.   LEASES

     Operating Leases

     The Company leases office space, furniture, equipment and network capacity under noncancelable operating leases and certain month-to-month leases. During fiscal 1997 and 1998, the Company also leased equipment under capital leasing arrangements. Rental expense under the operating leases for the years ended July 31, 1996, 1997 and 1998, was $136,107, $176,700 and $942,750, respectively.
Future minimum lease payments under the noncancelable operating leases at July 31, 1998, are as follows:

           1999                                           $2,645,522
           2000                                            2,646,057
           2001                                            2,007,262
           2002                                              107,844
           2003                                                8,987
           Thereafter                                              0
                                                          ----------
           Total minimum lease payments                   $7,415,672
                                                          ==========

     Capital Leases

     Future minimum lease payments under the capital leases together with the present value of the net minimum lease payments at July 31, 1998, are as follows:

           1999                                           $2,415,339
           2000                                            2,099,153
           2001                                            1,086,644
           2002                                               25,152
           2003                                                2,096
                                                          ----------
           Total minimum lease payments                    5,628,384
           Less: Amount representing taxes                   (69,731)
                                                          ----------
           Net minimum lease payments                      5,558,653
           Less: Amount representing interest               (266,257)
                                                          ----------
           Present value of net minimum lease payments     $5,292,396
                                                           ==========

     In April 1997, the Company, through ATSI-Mexico secured a capital lease facility with IBM de Mexico to purchase intelligent pay telephones for installation in Mexico. The capital lease facility of approximately $1.725 million has allowed the Company to install U.S. standard intelligent pay telephones in various Mexican markets. In April 1998, the Company through ATSI-Mexico secured an additional capital lease facility with IBM de Mexico for approximately $2.9 million to increase network capacity and to fund the purchase and installation of public telephones in Mexico. The lease facility calls for monthly principal and interest payments of approximately $100,000 beginning in April 1998 and continuing through March 2001. Interest accrues on the facility at an interest rate of approximately 11% per year. The obligation outstanding under said facilities at July 31, 1997 and July 31, 1998 was approximately $1,108,000, and $4,272,000, respectively. The Company's capital leases have interest rates ranging from approximately 11% to 14%.


     7.   DEFERRED REVENUE

     The Company records deferred revenue related to the private network services it provides. Customers may be required to advance cash to the Company prior to service commencement to partially cover the cost of equipment and related installation costs. Any cash received prior to the actual commencement of services is recorded as deferred revenue until services are provided by the Company, at which time the Company recognizes service commencement revenue.

     8.   SHARE CAPITAL

     As discussed in Note 1, in May 1998, the Company completed its Plan of Arrangement whereby the shareholders of ATSI-Canada exchanged their shares on a one-for-one basis for shares of ATSI-Delaware stock. The exchange of shares resulted in the recording on the Company's books of $0.001 par value stock and additional paid-in capital.

     During the year ended July 31, 1996, the Company issued 5,577,210 Common shares. Of this total, 4,515,500 shares were issued for approximately $2,250,000 of net cash proceeds and 1,061,710 shares were issued for services rendered to the Company.

     During the year ended July 31, 1997, the Company issued 13,012,448 Common shares. Of this total, 5,760,355 shares were issued for approximately $4,737,000 of net cash proceeds, 924,761 shares were issued for services rendered to the Company, 3,611,786 shares were issued for the conversion of convertible debt to common shares, and 2,715,546 shares were issued related to the Company's acquisition of Computel. (See Note 10).

     During the year ended July 31, 1998, the Company issued 8,816,461 of its common shares. Of this total, 7,765,174 shares were issued for approximately $3.2 million of net cash proceeds and reductions in indebtedness of approximately $1.1 million through the exercise of 7,765,174 warrants and options, 245,016 shares were issued for services rendered to the Company, 200,000 were issued resulting from the conversion of a $100,000 convertible note and 606,271 shares were issued for approximately $333,000 in net cash proceeds.

     At July 31, 1997 and 1998, stock subscription receivables of $1,113,170 and $0, respectively, were outstanding related to sales of common stock. Such amounts were collected by the Company subsequent to the related periods ended. No dividends were paid on the Company's stock during the years ended July 31, 1997 and 1998.

     The shareholders of ATSI-Canada approved the creation of a class of preferred stock at the Company's annual shareholders meeting on May 21, 1997. Effective June 25, 1997, the class of preferred stock was authorized under the Ontario Business Corporations Act. According to the Company's amended Articles of Incorporation, the Company's Board of Directors may issue, in series, an unlimited number of preferred shares, without par value. No preferred shares have been issued as of July 31, 1998.

Pursuant to ATSI-Delaware's Certificate of Incorporation, the Company's Board of Directors may issue, in series, an unlimited number of preferred shares, with a par value of $0.001. No preferred shares have been issued as of July 31, 1998.


     9.   STOCK PURCHASE WARRANTS AND STOCK OPTIONS

     For the period ending July 31, 1998, certain shareholders and holders of convertible debt of the Company were issued warrants to purchase shares of common stock at exercise prices ranging from $0.75 to $3.56 per share. Following is a summary of warrant activity from July 31, 1996 through July 31, 1998:



                                           JULY 31, 1997       JULY 31, 1998
Warrants outstanding, beginning              8,097,463           14,489,942
Warrants issued                              9,931,854              667,400
Warrants expired                              (777,200)                   -
Warrants exercised                          (2,762,175)          (7,595,174)
                                            ----------           ----------
Warrants outstanding, ending                14,489,942            7,562,168
                                            ==========           ==========

Warrants outstanding at July 31, 1998 expire as follows:

NUMBER OF WARRANTS         Exercise Price           EXPIRATION DATE
------------------         --------------           ---------------
342,210                    $1.00                    November 14, 1998
518,815                    $0.85                    November 21, 1998
47,000                     $0.85                    November 21, 1998
895,290                    $1.00                    December 15, 1998
50,000                     $3.09                    March 9, 1999
100,000                    $2.00                    May 30, 1999
1,060,400                  $0.85                    July 31, 1999
200,000                    $1.45                    July 31, 1999
200,000                    $1.45                    July 31, 1999
30,000                     $0.50                    December 31, 1999
367,400                    $0.85                    January 1, 2000
558,824                    $0.85                    February 7, 2000
1,050,000                  $0.70                    February 28, 2000
1,649,975                  $0.27                    February 17, 2000
192,254                    $0.75                    April 7, 2000
50,000                     $2.00                    June 20, 2000
250,000                    $3.56                    October 14, 2000

     The Company had two fixed stock plans during 1997. The Company had a stock option plan that was in existence since May 1994 (the Canadian Plan). No options were ever issued as part of the Canadian Plan, even though the Company had the ability to issue options to acquire approximately 2,800,000 shares of the Company's common stock. In February 1997, the Company's Board of Directors adopted the 1997 Stock Option Plan, which replaced the Canadian Plan. Under the 1997 Stock Option Plan, options to purchase up to 5,000,000 shares of common stock may be granted to employees, directors, consultants and advisers. The 1997 Stock Option Plan is intended to permit the Company to retain and attract qualified individuals who will contribute to the Company's overall success. The exercise price of all of the options is equal to the market price of the shares of common stock as of the date of grant. The options vest pursuant to the individual stock option agreements, usually 33 percent per year beginning one year from the grant date with unexercised options expiring ten years after the date of the grant. On February 10, 1997, the Board of Directors granted a total of 4,488,000 options to purchase Common Shares to directors and employees of the Company. Certain grants were considered vested based on past service as of February 10, 1997. The 1997 Stock Option Plan was approved by a vote of the stockholders at the Company's Annual Meeting of Shareholders on May 21, 1997.

     A summary of the status of the Company's 1997 Stock Option Plan for the years ended July 31, 1997 and 1998 and changes during the periods are presented below:
                                                     July 31, 1997
                                                     -------------

                                                               Weighted Average
                                                 Shares        Exercise Price

Outstanding, beginning of year                           -         -

Granted                                          4,488,000     $0.58

Exercised                                                -         -

Forfeited                                           (5,000)    $0.58

Outstanding, end of year                         4,483,000     $0.58
                                                 =========     =====

Options exercisable at end of year               1,786,332     $0.58
                                                 =========     =====

Weighted average fair value of options granted
during the year                                                $0.45
                                                               =====


                                                     July 31, 1997
                                                     -------------

                                                               Weighted Average
                                                 Shares        Exercise Price

Outstanding, beginning of year                   4,483,000     $0.58

Granted                                            429,000     $2.33

Exercised                                         (245,000)    $0.58

Forfeited                                          (11,667)    $1.28

Outstanding, end of year                         4,655,333     $0.74
                                                 =========     =====

Options exercisable at end of year               2,571,332     $0.58
                                                 =========     =====

Weighted average fair value of options granted
during the year                                                $1.50
                                                               =====


     The weighted average remaining contractual life of the stock options outstanding at July 31, 1998 is approximately 8.5 years.


          In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted SFAS 123 effective August 1, 1996, and has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by SFAS 123.

     In accordance with APB 25, the Company recorded approximately $1.4 million in deferred compensation expense related to approximately 1.5 million of the options granted based on the increase in the Company's stock price from February 10, 1997 when the options were granted, to May 21, 1997, when the underlying 1997 Stock Option Plan was approved by the Company's shareholders. As of July 31, 1997 and July 31, 1998, the Company had $1,132,000 and $666,899,
respectively, of deferred compensation expense related to options granted.

     Because the Company has elected to remain with the accounting prescribed by APB 25, no compensation cost has been recognized for its fixed stock option plan based on SFAS 123. Had compensation cost for the Company's stock-based compensation plans been determined on the fair value of the grant dates for awards under the fixed stock option plans consistent with the method of SFAS 123, the Company's net loss (in thousands) and loss per share would have been increased to the pro forma amounts indicated below:

                                  Year Ended           Year Ended
                                 July 31, 1997        July 31, 1998
                                 -------------        -------------

     Net Loss

       As reported                  $(4,695)             $(5,094)

       Pro forma                    $(5,235)             $(5,936)

     Loss per share

       As reported                  $ (0.18)             $ (0.12)

       Pro forma                    $ (0.20)             $ (0.14)


     The fair value of the option grant is estimated based on the date of grant using an option pricing model with the following assumptions used for the grants in 1997 and 1998: Dividend yield of 0.0%, expected volatility of 60% and 46%, respectively, risk-free interest rate of 6.41% and 5.10%, respectively, and an expected life of ten years. No disclosure is presented for the period ended July 31, 1996, as no options were issued at that date.


     10.  ACQUISITION

     As discussed in Note 1, the Company acquired 55% of Computel in May 1997 and acquired the remaining shares in August 1997. The total purchase price for the acquisition of Computel was approximately $3.6 million, of which $1.1 million was paid in cash, $700,000 in a note receivable forgiven by the Company and approximately $1.8 million in common stock, representing 2,715,546 shares. The Company recorded the assets and liabilities of Computel as of May 1, 1997. As Computel had net liabilities at May 1, 1997, the Company recorded goodwill of $2,279,231 related to the acquisition. The remaining 45% ownership interest is reflected as minority interest at July 31, 1997. Per the terms of the agreement, the remaining shares of Computel were acquired in August 1997 for the previously mentioned cash payment of approximately $1.1 million and forgiveness of the aforementioned note receivable. The Company recorded additional goodwill of $2,329,075. The Company has accounted for this acquisition as a "purchase".

     The following unaudited pro forma results of operations for the year ended July 31, 1997, assumes the acquisition of Computel occurred as of the beginning of the period. Such pro forma information is not necessarily indicative of the results of future operations.

     Pro forma results of operations for the year ended July 31, 1998 have been omitted, as pro forma results would not materially differ from actual results of operations for the period ended.

                                       Year Ended July 31, 1997
                                       ------------------------

                                             (Unaudited)

Operating revenues                           $ 20,312,000

Net loss                                     ($5,408,000)

Net loss per share                              ($0.19)


     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization of goodwill as a result of the acquisition, and the elimination of intercompany transactions. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had such transactions actually taken place at the beginning of the period specified nor does such information purport to project the results of operations for any future date or period.


     11.  INTERNATIONAL OPERATIONS

     The Company focuses on providing international satellite-based private networks and international call services between the United States, Mexico, Central and South America, and the Caribbean Basin. With the exception of a portion of a $1.4 million contract which was completed in April 1996, the cash revenues generated by Computel, and the revenues generated by the Company's coin operated public telephones, all of the Company's contracts to date have been denominated in, and have called for payment in U.S. dollars, even though some of the contracts have been signed with foreign entities. The Company's contracts are U.S. dollar denominated in order to reduce risks of transacting business in foreign currencies, particularly with regard to Mexican pesos.

     The Company provides long distance services for many hotels, resorts and other properties in other countries, primarily Mexico. Although these services pertain to calls originating in Mexico, they are limited to telephone calls charged to billing addresses primarily within the United States, or calls billed to U.S. dollar denominated credit cards. However, a portion of the expenses associated with processing these calls is incurred within Mexico and, as such, is paid to Mexican entities. Because calls originating from Mexico and the United States are terminated over shared lines within the United States, the Company has no exact method of segregating all costs related solely to calls originating in Mexico as of July 31, 1997 and 1998. Because the calls are billed and collected on behalf of the Company within the United States, the Company considers the associated revenues to be generated within the United States and has reported them as such below.

     With the acquisition of Computel in May 1997, the Company began providing domestic call services in exchange for cash payment within Mexico, through Computel's casetas. Computel also provides international call services through ATSI-Texas. In fiscal 1998, the Company also began providing direct dial services in Mexico through its coin operated public telephones.

     International networks effectively establish a communications "pipe" through which voice, data, fax messages and video signals may be sent both to and from a customer's desired location in the United States, Mexico, Central and South America, and the Caribbean Basin. At the customer's discretion, the Company may contract with either the domestic (U.S.- based) or the foreign entity in order to provide such services. As of July 31, 1998, the Company had several contracts with foreign entities in Mexico. If a contract is signed with a foreign entity, the Company considers the network management associated revenues to be generated in the country where the foreign entity is domiciled. All entities under contract for network management services, whether foreign or domestic, are pre-billed on a monthly basis for services to be performed.

     The following table presents long distance services, network management services, operating loss and identifiable assets by geographic area. The identifiable assets of ATSI-Texas parent company, ATSI-Canada, have been included in the caption headed United States as they are immaterial in amount. The table includes revenues and operating income of Computel since May 1, 1997 and the identifiable assets of Computel as of July 31, 1997:



                                                    For the Years Ended July 31,
                                                    ----------------------------

                                                    1996                1997                 1998
                                                    ----                ----                 ----
Operating revenues from unaffiliated
 customers:

Long distance services

United States                                       $ 10,806,586         $ 12,544,732        $ 13,530,771

Mexico and other                                               -            1,421,249           6,101,669
                                                    ------------         ------------        ------------

Total long distance services                        $ 10,806,586         $ 13,965,981        $ 19,632,440
                                                    ============         ============        ============

Network management services

United States                                       $  1,762,971         $  2,064,262        $ 14,715,436

Mexico and other                                         905,127              198,144             196,951
                                                    ------------         ------------        ------------

Total network management services                   $  2,668,098         $  2,262,406        $ 14,912,387
                                                    ============         ============        ============

Operating income (loss)

United States                                        ($2,079,456)         ($3,927,977)        ($1,539,062)

Mexico and other                                          10,855             (273,740)         (1,927,928)
                                                    ------------         ------------        ------------

Total operating loss                                 ($2,068,601)         ($4,201,717)        ($3,466,990)
                                                    ============         ============        ============

Property, Plant and Equipment (net of
 Accumulated Depreciation and Amortization)

United States                                       $  1,915,401         $  2,513,186        $  3,790,975

Mexico and other                                         231,746            4,058,802           8,023,735
                                                    ------------         ------------        ------------

Total property, plant and equipment                 $  2,147,147         $  6,571,988        $ 11,814,710
                                                    ============         ============        ============

Identifiable assets

United States                                       $  3,790,354         $  6,659,651        $  6,953,113

Mexico and other                                         394,138            6,832,794          12,169,799
                                                    ------------         ------------        ------------

Total identifiable assets                           $  4,184,492         $ 13,492,445        $ 19,122,912
                                                    ============         ============        ============

     12.  INCOME TAXES

     As of July 31,1998, the Company had net operating loss carryforwards of approximately $8,584,000 for U.S. federal income tax purposes which are available to reduce future taxable income of which $767,000 will expire in 2009, $2,385,000 will expire in 2010, $2,083,000 will expire in 2011, $2,894,000 will expire in 2012 and $455,000 will expire in 2018. The availability of the net operating loss (NOL) carryforwards to reduce U.S. federal taxable income is subject to various limitations in the event of an ownership change as defined in
Section 382 of the Internal Revenue Code of 1986 (the "Code"). The Company experienced a change in ownership in excess of 50 percent, as defined in the Code, during the year ended July 31, 1998. This change in ownership limits the annual utilization of NOL under the Code to $1,284,000 per year, but does not impact its ability to utilize its NOL's because the annual limitation under the Code would allow full utilization within the statutory carryforward period.

     The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows as of July 31, 1997 and 1998:

                                                                      July 31, 1997        July 31,1998

        Net operating loss carryforward                                $ 2,764,000         $ 2,919,000

        Other tax differences, net                                        (315,000)            628,000

        Valuation allowance                                             (2,449,000)         (3,547,000)
                                                                       -----------         -----------

        Total deferred income tax assets                               $      -            $      -
                                                                       ===========         ===========

     Income tax expense (all foreign) for the fiscal year ended July 31, 1998, was approximately $139,000 and relates to the Company's Computel subsidiary since the date of acquisition.

     A valuation reserve of $2,449,000 and $3,547,000, as of July 31, 1997 and 1998, respectively, representing the total of net deferred tax assets has been recognized by the Company as it cannot determine that it is more likely than not that all of the deferred tax assets will be realized.

  Additionally, the Company's effective tax rate differs from the statutory rate as the tax benefits have not been recorded on the losses incurred for the years ended July 31, 1996, 1997 and 1998.


     13.  SHARES HELD IN TRUST

     In May 1994, 300,000 of ATSI-Canada's shares were issued to a trust. These shares were to be held for future award to employees in return for services to be rendered to the Company. Because the shares held in trust held no voting rights, the shares were considered to be issued, but not outstanding, until awarded and earned by specific employees. As of July 31, 1996 a total of 225,000 of these shares had been awarded to employees for services to be provided to the Company. During fiscal 1997, the additional 75,000 shares were awarded to employees. At July 31, 1997 and 1998, the Company had deferred compensation expense of $22,232 and $0, respectively, associated with the shares.


     14.  COMMITMENTS AND CONTINGENCIES

     Effective January and February 1997, five officers of the Company entered into employment agreements with ATSI-Texas, each for a period of three years (with automatic one-year extensions) unless earlier terminated in accordance with the terms of the respective agreements. The annual base salary under such agreements for each of these five officers may not be less than $100,000, $95,000, $92,000, $92,000 and $92,000, respectively, per annum, and is subject to increase within the discretion of the Board. In addition, each of these officers is eligible to receive a bonus in such amount as may be determined by the Board of Directors from time to time. Bonuses may not exceed 50% of the executive's base salary in any fiscal year.

     The Company is also a party to additional claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party, including those described above, would have a material adverse effect on the Company's financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations.


     15.  RISKS AND UNCERTAINTIES

     The Company's business is dependent upon key pieces of equipment, switching and transmission facilities and the Solaridad satellites. Should the Company experience service interruptions from its underlying carriers, equipment failures or should there be damage or destruction to the Solaridad satellites there would likely be a temporary interruption of the Company's services which could adversely or materially affect the Company's operations. The Company believes that suitable arrangements could be obtained with other satellite or fiber optic network operators to provide transmission capacity. Additionally, the Company's Network Control Center is protected through an uninterruptible power supply system which, upon commercial power failure, utlilizes battery back-up until an on-site generator is automatically triggered to supply power.


     16.  RELATED PARTY TRANSACTIONS

     In January 1997, ATSI-Canada entered into an agreement with an international consulting firm, of which ATSI-Delaware director Carlos K. Kauachi is president, for international business development support. Under the terms of the agreement, the Company paid the consulting firm $8,000 per month for a period of twelve months. In January 1998, the agreement was renewed at $10,000 per month for a period of twelve months.

     In April 1998, the Company engaged two companies for billing and administrative services related to network management services it provides. The companies, which are owned by Tomas Revesz, an ATSI-Delaware director, were paid approximately $140,000 for their services during fiscal 1998. Subsequent to year-end, the Company entered into an agreement with the two companies capping their combined monthly fees at $18,500 per month.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXEUCTIVE OFFICERS OF THE REGISTRANT

The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in the Company' Proxy Statement of the 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Financial Statements
      Index to Financial Statements appears on Page 24

(b)   Reports on Form 8-K
      Form 8-K submitted on May 22, 1998 regarding the Company's Plan of Arrangement.

(c)   Exhibits

2     Plan of Arrangement between ATSI-Canada and ATSI-Delaware***
3.1   Articles of Amalgamation of ATSI-Canada*
3.2   Bylaws of ATSI-Canada*
3.3   Amended and restated Certificate of Incorporation of ATSI-Delaware***
3.4   Bylaws of ATSI-Delaware*
4     Form of Private Placement Warrant*
10.1  Form of Customer Service Agreement for Private Networks*
10.2 Telecommunications Agreement between ATSI-Texas and Long Distance Exchange Corp.*
10.3 Compensation Agreement between ATSI-Texas and James McCourt relating to Guarantee of Equipment Line of Credit by James McCourt**
10.4 Agreement for Investment Banking Services between ATSI-Texas and Joseph Charles & Associates, Inc.**
10.6  1997 Option Plan**
10.7  Form of Option Agreement**

10.8 Credit Card Processing Agreements with TBR Transaction Billing Resources and Card Service International*
10.9 Financing Agreement with Roger G. Watt and Convertible Notes issued to Robert G. Watt*
10.10  FCC Radio Station Authorization-C Band*
10.11  FCC Radio Station Authorization-Ku Band*
10.12  Section 214 Certification from FCC*
10.13 Carrier Termination Services Agreement between U.S. Long Distance, Inc. and ATSI-Texas*
10.14  Office Space Lease Agreement*
10.15  Amendment to Office Lease Agreement****
10.16  Employment Agreement with Arthur L. Smith**
10.17  Employment Agreement with H. Douglas Saathoff**
10.18  Employment Agreement with Craig K. Clement**
10.19  Employment Agreement with Everett L. Waller**
10.20  Employment Agreement with Charles R. Poole**
10.21  Lease/Finance Agreements between IBM de Mexico and ATSI-Mexico****
10.22  Primary Agreement with Computel**
10.23  Agreement with Investcom****
10.24  Payphone License issued to ATSI-Mexico**
10.25  Shared Teleport/Network Resale License issued to ATSI-Mexico**
10.26  Agreement with Avantel**
10.27  Registration Rights Agreement between ATSI-Canada and James R.
       Leininger, M.D.**
10.28  Modification Agreement with Computel****
10.29  Office Space Lease Agreement of GlobalSCAPE*****
10.30  Amended and Restated 1997 Option Plan*****
10.31 Agreement with SATMEX (Agreement #095-1)****** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR SPECIFIC PORTIONS OF THE AGREEMENT.
10.32 Agreement with SATMEX (Agreement #094-1) CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR SPECIFIC PORTIONS OF THE AGREEMENT.
11     Statement of Computation of Per Share Earnings******
22     Subsidiaries of the Company******
23     Consent of Arthur Andersen LLP******
24 Power of Attorney (included on Signature Page to the Registration Statement)*****
27     Financial Data Schedule******
99.1   Ruling issued by Ontario Securities Commission*****

* Contained in exhibits to Registration Statement on Form S-4 (No. 333-05557) of the Company filed June 7, 1996.
** Contained in exhibits to Registration Statement on Form 10 (No. 000-23007) of the Company filed on August 22, 1997.
*** Contained in exhibits to Amendment No. 2 to Registration Statement on FormS-4 (No. 333-05557) of the Company filed September 11, 1997.
**** Contained in exhibits to Amendment No. 1 to Registration Statement on Form 10 (No. 023007) of the Company filed October 22, 1997.
***** Contained in exhibits to Registration Statement on Form S-4 (No. 333-47511) of the Company filed March 6, 1998.
****** filed herewith

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized., in San Antonio, Texas on October 29, 1998.

                AMERICAN TELESOURCE INTERNATIONAL, INC.


                By:/s/   Arthur L. Smith
                   ---------------------------------
                         Arthur L. Smith
                         Chief Executive Officer



                By:/s/   H. Douglas Saathoff
                   ---------------------------------
                         H. Douglas Saathoff
                         Senior Vice President, Chief
                         Financial Officer and
                         Corporate Secretary


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on October 29, 1998.

             SIGNATURE                                  TITLE
             ---------                                  -----

       /s/ ARTHUR L. SMITH               Chairman of the Board, Chief Executive
----------------------------------                 Officer, Director
           Arthur L. Smith



       /s/ H. DOUGLAS SAATHOFF           Chief Financial Officer, Senior Vice
----------------------------------        President, and Corporate Secretary
           H. Douglas Saathoff



       /s/ RICHARD C. BENKENDORF                        Director
----------------------------------
           Richard C. Benkendorf



       /s/ CARLOS K. KAUACHI                            Director
----------------------------------
           Carlos K. Kauachi



       /s/ MURRAY R. NYE                                Director
----------------------------------
           Murray R. Nye



       /s/ TOMAS REVESZ                                 Director
----------------------------------
           Tomas Revesz



       /s/ ROBERT B. WERNER                             Director
----------------------------------
           Robert B. Werner

                                 EXHIBIT INDEX

3      Plan of Arrangement between ATSI-Canada and ATSI-Delaware***
3.1    Articles of Amalgamation of ATSI-Canada*
3.2    Bylaws of ATSI-Canada*
3.3    Amended and restated Certificate of Incorporation of ATSI-Delaware***
3.4    Bylaws of ATSI-Delaware*
4      Form of Private Placement Warrant*
10.1   Form of Customer Service Agreement for Private Networks*
10.2 Telecommunications Agreement between ATSI-Texas and Long Distance Exchange Corp.*
10.3 Compensation Agreement between ATSI-Texas and James McCourt relating to Guarantee of Equipment Line of Credit by James McCourt**
10.4 Agreement for Investment Banking Services between ATSI-Texas and Joseph Charles & Associates, Inc.**
10.6   1997 Option Plan**
10.7   Form of Option Agreement**

10.8 Credit Card Processing Agreements with TBR Transaction Billing Resources and Card Service International*
10.9 Financing Agreement with Roger G. Watt and Convertible Notes issued to Robert G. Watt*
10.10  FCC Radio Station Authorization-C Band*
10.11  FCC Radio Station Authorization-Ku Band*
10.12  Section 214 Certification from FCC*
10.13 Carrier Termination Services Agreement between U.S. Long Distance, Inc. and ATSI-Texas*
10.14  Office Space Lease Agreement*
10.15  Amendment to Office Lease Agreement****
10.16  Employment Agreement with Arthur L. Smith**
10.17  Employment Agreement with H. Douglas Saathoff**
10.18  Employment Agreement with Craig K. Clement**
10.19  Employment Agreement with Everett L. Waller**
10.20  Employment Agreement with Charles R. Poole**
10.21  Lease/Finance Agreements between IBM de Mexico and ATSI-Mexico****
10.22  Primary Agreement with Computel**
10.23  Agreement with Investcom****
10.24  Payphone License issued to ATSI-Mexico**
10.25  Shared Teleport/Network Resale License issued to ATSI-Mexico**
10.26  Agreement with Avantel**
10.27  Registration Rights Agreement between ATSI-Canada and James R.
       Leininger, M.D.**
10.28  Modification Agreement with Computel****
10.29  Office Space Lease Agreement of GlobalSCAPE*****
10.30  Amended and Restated 1997 Option Plan*****
10.31 Agreement with SATMEX (Agreement #095-1)****** CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR SPECIFIC PORTIONS OF THE AGREEMENT.
10.32 Agreement with SATMEX (Agreement #094-1) CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR SPECIFIC PORTIONS OF THE AGREEMENT.
11     Statement of Computation of Per Share Earnings******
22     Subsidiaries of the Company******
23     Consent of Arthur Andersen LLP******
24 Power of Attorney (included on Signature Page to the Registration Statement)*****
27     Financial Data Schedule******
99.1   Ruling issued by Ontario Securities Commission*****

* Contained in exhibits to Registration Statement on Form S-4 (No. 333-05557) of the Company filed June 7, 1996.
** Contained in exhibits to Registration Statement on Form 10 (No. 000-23007) of the Company filed on August 22, 1997.

*** Contained in exhibits to Amendment No. 2 to Registration Statement on FormS-4 (No. 333-05557) of the Company filed September 11, 1997.
**** Contained in exhibits to Amendment No. 1 to Registration Statement on Form 10 (No. 023007) of the Company filed October 22, 1997.
***** Contained in exhibits to Registration Statement on Form S-4 (No. 333-47511) of the Company filed March 6, 1998.
****** filed herewith