Form 10-Q
period 1998-10-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 1998-12-15
CIK 1014052

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q


(MARK ONE)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934
For the quarterly period ended October 31, 1998

                                      or
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

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

     The number of shares outstanding of the registrant's common stock at December 11, 1998 were 46,214,526.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED OCTOBER 31, 1998

                                     INDEX


PART I   FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1.  Interim Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets as of July 31, 1998 and
          October 31, 1998..............................................   3
         Consolidated Statements of Operations for the Three Months
          Ended October 31, 1997 and 1998...............................   4
         Consolidated Statements of Cash Flows for the Three Months
          Ended October 31, 1997 and 1998...............................   5
         Notes to Consolidated Financial Statements.....................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   7

PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K...............................  11

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)

                                                                               July 31,       October 31,
                                                                                 1998            1998
                                                                             ------------    ------------
                                                                                              (unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                         $1,091            $319
 Accounts receivable, net of allowance of $ 209 and $ 278, respectively             3,748           3,617
 Prepaid expenses and other assets                                                    844             656
                                                                             ------------    ------------
     Total current assets                                                           5,683           4,592
                                                                             ------------    ------------

PROPERTY AND EQUIPMENT (At cost):                                                  14,233          14,458
 Less - Accumulated depreciation and amortization                                  (2,418)         (2,696)
                                                                             ------------    ------------
     Net property and equipment                                                    11,815          11,762
                                                                             ------------    ------------

OTHER ASSETS, net
 Goodwill, net                                                                      5,091           5,057
 Contracts, net                                                                     1,173           1,041
 Other assets                                                                         489             423
                                                                             ------------    ------------
     Total assets                                                                 $24,251         $22,875
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                  $5,683          $5,527
 Accrued liabilities                                                                2,113           1,956
 Current portion of notes payable                                                     688             460
 Current portion of obligations under capital leases                                2,351           2,568
 Deferred revenue                                                                     535             465
                                                                             ------------    ------------
     Total current liabilities                                                     11,370          10,976
                                                                             ------------    ------------

LONG-TERM LIABILITIES:
 Notes payable, less current portion                                                  719             662
 Convertible long-term debt, less current portion                                   1,604           1,685
 Obligations under capital leases, less current portion                             2,941           2,352
 Other long-term liabilities                                                          530             583
                                                                             ------------    ------------
     Total long-term liabilities                                                    5,794           5,282
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
 Preferred shares, no par value, unlimited shares authorized,
 no shares issued and outstanding at July 31, 1998 and October 31, 1998                --              --
 Common stock, $0.001 par value, 100,000,000 shares authorized, 45,603,566 issued and outstanding at July 31, 1998,
 45,687,316 issued and outstanding at October 31, 1998                                 46              46
 Additional paid in capital                                                        22,248          22,272
 Accumulated deficit                                                              (14,396)        (15,038)
 Deferred compensation                                                               (667)           (551)
 Cumulative translation adjustment                                                   (144)           (112)
                                                                             ------------    ------------
     Total stockholders' equity                                                     7,087           6,617

     Total liabilities and stockholders' equity                                   $24,251         $22,875
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

                     AMERICAN TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                                         Three months ended October 31,
                                                          1997                    1998
                                                       ----------              ----------
OPERATING REVENUES:
  Call services                                          $2,863                  $1,553
  Direct dial services                                    1,571                   1,340
  Network management services                             1,352                   6,788
  Internet E-commerce                                       245                     555
                                                       ----------              ----------

     Total operating revenues                             6,031                  10,236
                                                       ----------              ----------

OPERATING EXPENSES:
  Cost of services                                        3,876                   6,501
  Selling, general and administrative                     2,792                   3,333
  Depreciation and amortization                             339                     649
                                                       ----------              ----------

     Total operating expenses                             7,007                  10,483
                                                       ----------              ----------

Operating loss                                             (976)                   (247)

OTHER INCOME(EXPENSE):
  Interest income                                            16                      13
  Other income                                               27                      18
  Interest expense                                         (365)                   (415)
                                                       ----------              ----------

     Total other income (expense)                          (322)                   (384)
                                                       ----------              ----------

LOSS BEFORE INCOME TAX EXPENSE                           (1,298)                   (631)

FOREIGN INCOME TAX EXPENSE                                    -                     (11)

NET LOSS                                                ($1,298)                  ($642)
                                                       ==========              ==========

BASIC AND DILUTED LOSS PER SHARE                         ($0.04)                 ($0.01)
                                                       ==========              ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                     37,068                  45,627
                                                       ==========              ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                         Three months ended October 31,
                                                                           1997                 1998
                                                                         ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 ($1,298)               ($642)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities-
     Depreciation and amortization                                             339                  649
     Amortization of debt discount                                              74                   82
     Deferred compensation                                                     124                  116
     Cumulative translation adjustment                                           6                   32
     Provision for losses on accounts receivable                               187                  224
     Changes in operating assets and liabilities
       (Increase) Decrease in accounts receivable                              404                  (94)
       Increase in other assets                                               (435)                 274
       Increase (Decrease) in accounts payable                               1,105                 (156)
       Increase (Decrease) in accrued liabilities                             (375)                (157)
       Decrease in deferred revenue                                           (351)                 (70)
                                                                         ----------           ----------
Net cash provided by (used in) operating activities                           (220)                 258
                                                                         ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                       (1,619)                (297)
  Acquisition of business, net of cash acquired                             (1,089)                   -
                                                                         ----------           ----------
Net cash used in investing activities                                       (2,708)                (297)
                                                                         ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                               645                   59
  Net increase (decrease) in short-term borrowings                              30                 (188)
  Payments on debt                                                               -                  (49)
  Capital lease payments                                                      (361)                (525)
  Payments on long-term liabilities                                              -                  (53)
  Proceeds from issuance of common stock, net
   of issuance costs                                                         2,191                   23
                                                                         ----------           ----------
Net cash provided by (used in) financing activities                          2,505                 (733)
                                                                         ----------           ----------

Net decrease in cash                                                          (423)                (772)

Cash, beginning of period                                                    1,921                1,091
                                                                         ----------           ----------

Cash, end of period                                                         $1,498                 $319
                                                                         ==========           ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                   (In thousands, except per share amounts)


     1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the accounts of ATSI-Delaware, ATSI-Canada, ATSI-Texas, ATSI-Mexico, Computel, Telespan, Sinfra and GlobalSCAPE have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries ("ATSI" or "the Company") as of July 31, 1998 and October 31, 1998, the results of their operations for the three months ended October 31, 1997 and 1998 and cash flows for the three months ended October 31, 1997 and 1998. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.
It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 1998 included in the Company's annual report on Form 10-K filed with the SEC on October 29, 1998. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Because the Company's component of comprehensive income, foreign currency translation adjustment, is immaterial to the financial condition or results of operations for the three months ended October 31, 1998 and 1997, the amounts are not reported or displayed in a separate financial statement.

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes standards for computing and presenting earning per share ("EPS") with entities with publicly
held common stock or potential common stock.   SFAS No. 128 simplifies the
standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share, " and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure. As the Company had a net loss for the three months ended October 31, 1997 and 1998, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods. Prior period EPS data has been restated as required by SFAS No. 128.


     2.  FUTURE OPERATIONS

     The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to October 31, 1998, the Company has incurred
cumulative net losses of approximately $14,984.   Further, the Company has a
working capital deficit of approximately $6,384 at October 31, 1998. Although the Company has capital resources available to it, these resources are limited and may not be available to support its ongoing operations until such time as the Company is able to maintain positive cash flow from operations. There is no assurance the Company will be able to achieve future revenue levels sufficient to support operations or recover its investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders and customers, its ability to obtain capital resources to support operations and its ability to successfully market its services.

     The Company is likely to require additional financial resources in the near term and could require additional financial resources in the long-term to support its ongoing operations. The Company has retained various financial advisers to assist it in refining its strategic growth plan, defining its capital needs and obtaining the funds required to meet those needs. The plan includes securing funds through equity offerings and entering into lease or long-term debt financing agreements to raise capital. There can be no assurances, however, that such equity offerings or other long-term debt financing arrangements will actually be consummated or that such funds, if received, will be sufficient to support existing operations until revenue levels are achieved sufficient to maintain positive cash flow from operations. If the Company is not successful in completing additional equity offerings or entering into other financial arrangements, or if the funds raised in such stock offerings or other financial arrangements are not adequate to support the Company until a successful level of operations is attained, the Company has limited additional sources of debt or equity capital and would likely be unable to continue operating as a going concern.


     3.  ACQUISITION

     In August 1997, the Company completed its acquisition of Sistema de Telefonia Computarizada, S.A. de C.V. ("Computel"), a privately owned caseta (public calling station) operator in Mexico. The Company acquired 45% of Computel in exchange for a cash payment of approximately $1.1 million and the forgiveness of a $700,000 note receivable held by the Company. The Company previously acquired 55% of the shares of Computel, in May 1997, in exchange for 2,715,546 shares of common stock valued at approximately $1.8 million.


     4.  SUBSEQUENT EVENTS

     In December 1998, the Company signed an agreement with Network Equipment Technologies, Inc. (N.E.T.) for the purchase, financing and installation of an ATM (asynchronous transfer mode) "next generation" network between the U.S. and Mexico. This equipment is being purchased through a capital lease transaction covering thirty-six months and carrying an interest rate of 9.5%. Monthly payments of principal and interest total approximately $26,000.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in the report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "could," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the inability to obtain capital, changes in the Mexican political or economic environment; the adoption by Mexico of new laws or regulations, or changes effected by Mexico to existing laws affecting the communications industry generally or the Company specifically; increased or redirected competition efforts, targeting the Company's services or operation, by competitors; general economic conditions, customer relations, relationships with vendors, the interest rate environment, seasonality, the operation of the Company's network, the ability of the Company's direct sales force to successfully replace its independent marketing representatives or the failure of said direct sales force to produce anticipated results, transmission costs, product introductions and acceptance, the inability to continue to generate new sources of revenue, technological change, changes in industry practices, on-time events and other factors described herein ("cautionary statements"). Reference is made to the risks and uncertainties contained in the Company's annual report
on Form 10-K.   Although the Company believes that the expectations are
reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has a working capital deficit as of October 31, 1998. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital, the Company expects improved results of operations and liquidity in fiscal 1999.

RESULTS OF OPERATIONS

     The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the three-month periods ended October 31, 1997 and 1998.


                                                                       Three Months Ended October 31,
                                                                       -----------------------------
                                                                   1997                                  1998
                                                                   ----                                  ----
                                                       $                   %                    $                   %
                                                 -------------       ------------         -------------        ----------
Operating revenues
-----------------
Call services                                         $  2,863                 48%              $ 1,553                15%
Direct dial services                                     1,571                 26%                1,340                13%
Network management services                              1,352                 22%                6,788                66%
Internet e-commerce                                        245                  4%                  555                 6%
                                                 -------------       ------------         -------------        ----------

Total operating revenues                                 6,031                100%               10,236               100%

Cost of services                                         3,876                 64%                6,501                64%
                                                 -------------       ------------         -------------        ----------


Gross Margin                                             2,155                 36%                3,735                36%

Selling, general and administrative expense
                                                         2,792                 46%                3,333                33%

Depreciation and amortization                              339                  6%                  649                 6%
                                                 -------------       ------------         -------------        ----------

Operating loss                                            (976)               (16%)                (247)               (3%)

Other, net                                                (322)                (5%)                (395)               (3%)
                                                 -------------       ------------         -------------        ----------

Net loss                                               ($1,298)               (21%)               ($642)               (6%)
                                                 =============       ============         =============        ==========



THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997


     Operating revenues. Operating revenues increased approximately $4.2 million, or 70%, due to growth in the Company's network management and internet e-commerce services. This growth was offset by declines in the Company's call services and direct dial services.

     Call service revenues decreased approximately $1.3 million, or 46%, primarily due to the cessation of domestic and international operator-assisted calls originating in the United States and Jamaica in late July 1998. These calls generated approximately $826,000 in revenues during the quarter ended
October 31, 1997.   The Company ceased providing these services due to
relatively low profit margins realized on the services.   The revenue per call
on operator-assisted calls originating in Mexico and terminating in the U.S. also declined period to period, in part as a result of the Company's purchase of Communicaciones del Caribe ("CDC") in November 1997. The purchase of CDC allowed the Company to eliminate a layer of expense associated with calls from CDC-operated properties, and the Company also lowered rates to consumers at these locations.

     Direct dial services, calls processed in exchange for cash without utilizing the Company's operator center, decreased to $1.3 million from $1.6 million for the periods ended October 31, 1998 and October 31, 1997, respectively. The calls are paid for almost exclusively in pesos, and the resulting revenues are translated to U.S. dollars in the accompanying consolidated financial statements. The average conversion rate of pesos to dollars during the quarters ended October 31, 1997 and October 31, 1998, was 7.8 and 9.9 respectively. Although call volumes remained relatively even between periods, the pesos generated converted to fewer U.S. dollars.

     Network management services increased approximately $5.4 million, or 402%. This growth was principally due to the amount of wholesale network services provided to other carriers seeking transmission facilities or additional capacity. The Company processed approximately 1.8 million minutes of traffic for other carriers during the quarter ended October 31, 1997, as compared to approximately 26.9 million minutes during the quarter ended October 31, 1998.

     Cost of Services. Cost of services increased approximately $2.6 million, or 68%, between quarters, but remained constant as a percentage of total revenues at 64%. The increase in cost of services was attributable to the increased volume of business handled by the Company as discussed above. The Company was able to maintain its gross margin percentage by eliminating services provided in the United States and Jamaica, which produced lower relative margins as discussed above.

     Selling, General and Administrative (SG&A). SG&A expenses rose 19%, or approximately $540,000, between quarters. As a percentage of revenues, these expenses decreased from 46% to 33% between quarters. The increase in SG&A was attributable to the hiring of additional sales, marketing and technical personnel, between quarters, as well as increases in other personnel related expenses. In July 1998, the Company implemented a company-wide cost reduction program designed to reduce SG&A expenses as a percentage of revenues.

     Depreciation and Amortization. Depreciation and amortization rose approximately $310,000, or 91%, between quarters, but remained steady as a percentage of revenues at 6%. This increase was caused by the addition of approximately $5.6 million in equipment between October 31, 1997 and October 31, 1998. The majority of the assets purchased consisted of equipment that added capacity to the Company's international network infrastructure and intelligent coin telephones, which were installed in Mexico.

     Operating Loss. The Company's operating loss improved $729,000, or 75%, between quarters and improved as a percentage of revenues from 16% to 3%, primarily due to increased sales volumes and improvements in the Company's SG&A expenses as a percentage of revenues.

     Other Income (Expense). Other income (expense) increased approximately ($73,000). This increase was primarily attributable to an increase in interest expense as a result of increased indebtedness and capital leases.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended October 31, 1998, the Company generated cash
flows from operations of approximately $258,000.   This compares favorably to
the negative cash flows from operations of $220,000 produced during the same period a year earlier. The improvement is the result of the increased revenue levels and reductions in SG&A expenses discussed earlier.

     The Company purchased approximately $300,000 in equipment during the three
months ended October 31, 1998.   Additional uses of cash during the quarter
ended October 31, 1998, included capital lease payments and net reductions in debt instruments of approximately $756,000.

     The net result of the Company's operating, financing and investing activities during the three months was a working capital deficit of approximately $6.4 million and cash on hand of $319,000 as of October 31, 1998.

     As a result of the increased revenue and reduced SG&A expenses, the Company was able to generate positive cash flows from operations during the quarter. Although no assurance can be given, the Company believes that this positive trend will continue. For this to happen, management must be able to continue to increase revenue levels, maintain or improve gross margins, and reduce SG&A expenses as a percentage of revenue.

     Management believes that the offering of new direct dial and wholesale services during the remaining nine months of fiscal 1999 will allow it to maintain revenue growth, although it may be slower than historical growth rates. Additionally, the Company believes the recent reductions in SG&A expenses can be maintained and that SG&A expenses will continue to be reduced as a percentage of revenues. The Company has continued to analyze and monitor SG&A costs and will do so on an ongoing basis. No assurances, may be given, however, that the Company's revenue levels will continue, that gross margins will remain constant, or that selling, general and administrative expenses will decrease during the rest of fiscal 1999.

     In order to meet its current obligations and debt service requirements, the Company will likely need to find additional long-term sources of working capital or produce adequate positive cash flows from operations to satisfy those
obligations.   As of October 31, 1998, the Company has approximately 3.4 million warrants outstanding which expire on or before July 31, 1999. If exercised, these options will provide approximately $3.6 million in additional cash proceeds to the Company. In July 1998, the Company engaged the investment banking firm of Houlihan Lokey Howard & Zukin Capital to assist it in arranging financing to support the Company's current and future operations. The Company is currently attempting to obtain a senior debt facility to assist it with its working capital needs, and is exploring opportunities with potential financial partners.

     During December 1998, the Company agreed to purchase approximately $900,000 of equipment from Network Equipment Technologies, Inc. (NET) which will transform the Company's current network to a packet-switching network. A leading provider of this type of "next generation" networking equipment, NET analyzed the Company's strategic business plan and assisted the Company in obtaining financing for the purchase. The Company expects to utilize financing from these "technical/financial partners" for major equipment purchases related to its network in the future. The Company also contracted for fiber capacity between the United States and Mexico in

December 1998, which will allow the Company to operate a fully-redundant, hybrid network between the United States and Mexico beginning in January 1999.

     As a result of the above-mentioned upgrades to the Company's international network, in December 1998 the Company signed contracts with two major U.S. carriers that were seeking transmission facilities into Mexico from the U.S. Although these contracts contain cancellation clauses, these contracts call for the carriers to provide the Company with a minimum of $14.4 million revenues over a one-year period beginning in January 1999. The Company will incur minimal additional selling, general and administrative costs related to these contracts. As a result, these contracts are expected to generate cash flows for the Company in excess of any related debt service related to the equipment purchases described above. The Company also anticipates that the upgrading of its facilities will also allow it to attract additional carrier customers.

     No assurance may be given that the Company will obtain any financing to assist it in meeting its short term and long term obligations, or that the Company will generate cash flows sufficient to meet those obligations, or that any of the warrants outstanding as of October 31, 1998 will be exercised.


INFLATION/FOREIGN CURRENCY

     Inflation has not had a significant impact on the Company's operations. With the exception of a portion of the contract entered into with a Mexican milk producer in April 1996 and direct dial services from the Company's casetas and coin operated public telephones, almost all of the Company's contracts to date have been denominated in, and have called for payment in, U.S. dollars. Some expenses directly related to certain contracts have been denominated in foreign currencies, primarily Mexican pesos. Such expenses consist primarily of costs incurred in transmitting long distance calls from Mexico to the Company's switching facilities in San Antonio, Texas, and payroll and other administrative costs associated with ATSI-Mexico and Computel. The devaluation of the Mexican peso over the past two years has not had a material adverse effect on the Company's financial condition or operating results. In fact, the devaluation has had certain positive effects such as favorable conversion rates in connection with the payment of certain expenses and stimulated tourism, which is a principal source of the Company's call services revenues. The Company maintains balances in several bank accounts in Mexico, which are denominated in Mexican pesos, however, such balances are kept at minimum levels.


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


                    AMERICAN TELESOURCE INTERNATIONAL INC.
                                 (Registrant)



Date:   December 15, 1998              By:       /s/ H. Douglas Saathoff
                                                 -----------------------------
                                       Name:     H. Douglas Saathoff
                                       Title:    Chief Financial Officer