Form 10-Q
period 1999-01-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 1999-03-17
CIK 1014052

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q


(MARK ONE)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
 -
ACT OF 1934
For the quarterly period ended January 31, 1999

                                      or
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No
                                                -
     The number of shares outstanding of the registrant's common stock at March 11, 1999 was 46,805,599.

--------------------------------------------------------------------------------

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED JANUARY 31, 1999

                                     INDEX

PART I   FINANCIAL INFORMATION

                                                                                                                          Page
                                                                                                                          ----
Item 1.  Interim Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets as of July 31, 1998 and January 31, 1999............................................    3
         Consolidated Statements of Operations for the Three and Six Months Ended January 31, 1998 and 1999..............    4
         Consolidated Statements of Cash Flows for the Six Months Ended January 31, 1998 and 1999........................    5
         Notes to Consolidated Financial Statements .....................................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..........................    8

PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K................................................................................   14

           American TeleSource International, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                   (In thousands, except share information)

                                                                                         July 31,     January 31,
                                                                                           1998          1999
                                                                                       ------------  -------------
                                                                                                      (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                             $   1,091    $     240
 Accounts receivable, net of allowance of $ 209 and $315, respectively                     3,748        3,667
 Prepaid expenses and other assets                                                           844          895
                                                                                       ---------    ---------
     Total current assets                                                                  5,683        4,802
                                                                                       ---------    ---------
PROPERTY AND EQUIPMENT (At cost):                                                         14,233       16,203
   Less - Accumulated depreciation and amortization                                      (2,418)      (3,208)
                                                                                       ---------    ---------
     Net property and equipment                                                           11,815       12,995
                                                                                       ---------    ---------
OTHER ASSETS, net:
 Goodwill, net                                                                             5,091        5,103
 Contracts, net                                                                            1,173          908
 Trademark, net                                                                                -          930

  Other assets                                                                               489          317
                                                                                       ---------    ---------
     Total assets                                                                      $  24,251    $  25,055
                                                                                       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                      $   5,683    $   4,310
 Accrued liabilities                                                                       2,113        3,775
 Current portion of notes payable                                                            688        1,337
 Current portion of obligations under capital leases                                       2,351        2,475
 Deferred revenue                                                                            535          455
                                                                                       ---------    ---------
     Total current liabilities                                                            11,370       12,352
                                                                                       ---------    ---------
LONG-TERM LIABILITIES:
 Notes payable, less current portion                                                         719        2,185
 Convertible long-term debt, less current portion                                          1,604        1,769
 Obligations under capital leases, less current portion                                    2,941        1,995
 Other long-term liabilities                                                                 530          535
                                                                                       ---------    ---------
     Total long-term liabilities                                                           5,794        6,484
                                                                                       ---------    ---------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
 Preferred shares, no par value, unlimited shares authorized, no shares issued and outstanding at July 31, 1998 and January 31, 1999
 Common stock, $0.001 par value, 100,000,000 shares authorized,
  45,603,566 issued and outstanding at July 31, 1998,
  46,501,169 issued and outstanding at January 31, 1999                                       46           47
 Additional paid in capital                                                               22,248       23,165
 Accumulated deficit                                                                     (14,396)     (16,127)
 Deferred compensation                                                                      (667)        (779)
 Cumulative translation adjustment                                                          (144)         (87)
                                                                                       ---------    ---------
     Total stockholders' equity                                                            7,087        6,219
                                                                                       ---------    ---------

     Total liabilities and stockholders' equity                                        $  24,251    $  25,055
                                                                                       =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

           American TeleSource International, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (unaudited)

                                            Three months ended January 31,    Six months ended January 31,
                                            ------------------------------    ----------------------------
                                                 1998             1999           1998              1999
                                            -------------     ------------    -----------       ----------
OPERATING REVENUES:
  Call services                                 $  3,644          $ 1,719        $ 6,506          $ 3,272
  Direct dial services                             1,570            1,486          3,141            2,826
  Network management services                      3,174            4,299          4,527           11,087
  Internet E-commerce                                316              621            561            1,176
                                                --------          -------        -------          -------

     Total operating revenues                      8,704            8,125         14,735           18,361
                                                --------          -------        -------          -------

OPERATING EXPENSES:
  Cost of services                                 5,027            4,824          8,903           11,325
  Selling, general and administrative              3,293            3,240          6,085            6,573
  Depreciation and amortization                      541              758            880            1,407
                                                --------          -------        -------          -------

          Total operating expenses                 8,861            8,822         15,868           19,305
                                                --------          -------        -------          -------

  Operating loss                                    (157)            (697)        (1,133)            (944)

OTHER INCOME(EXPENSE)
  Interest income                                     13               17             29               30
  Other income (expense)                              (7)               8             20               26
  Interest expense                                  (364)            (365)          (729)            (780)
                                                --------          -------        -------          -------
     Total other income (expense)                   (358)            (340)          (680)            (724)
                                                --------          -------        -------          -------

   Loss before income tax expense                   (515)          (1,037)        (1,813)          (1,668)

   Foreign income tax expense                          -              (52)             -              (63)

   Net loss                                        ($515)         ($1,089)       ($1,813)         ($1,731)
                                                ========          =======        =======          =======

   Net loss per share                             ($0.01)          ($0.02)        ($0.05)          ($0.04)
                                                ========          =======        =======          =======

   Weighted average common shares
   outstanding                                    38,446           46,324         37,757           45,976
                                                ========          =======        =======          =======

  The accompanying notes are an integral part of these consolidated financial statements.

           American TeleSource International, Inc. and Subsidiaries
                     Consolidated Statement of Cash Flows
                                (In thousands)
                                  (unaudited)

                                                                   Six months ended January 31,
                                                                ----------------------------------
                                                                       1998             1999
                                                                ----------------   ---------------
Cash flows from operating activities:
 Net loss                                                               ($1,813)         ($1,731)
 Adjustments to reconcile net loss to net cash provided by
  operating activities-
   Depreciation and amortization                                            880            1,407
   Amortization of debt discount                                            150              165
   Deferred compensation                                                    249              232
   Cumulative translation adjustment                                         21               57
   Provision for losses on accounts receivable                              464              387
   Changes in operating assets and liabilities-
    Increase in accounts receivable                                      (1,392)            (306)
    Increase in other assets - current and long-term                       (418)            (125)
    Increase (decrease) in accounts payable                               2,105           (1,372)
    Increase in accrued liabilities                                         632            1,566
    Increase in deferred revenue                                           (204)             (80)
                                                                       --------         --------
Net cash provided by operating activities                                   674              200
                                                                       --------         --------

Cash flows from investing activities:
 Purchases of property and equipment                                     (3,560)            (641)
 Net cash paid in acquisitions                                           (1,724)            (171)
                                                                       --------         --------
Net cash used in investing activities                                    (5,284)            (812)
                                                                       --------         --------

Cash flows from financing activities:
 Proceeds from issuance of debt                                           1,950              180
 Net increase (decrease) in short-term borrowings                           199             (112)
 Payments on debt                                                           (14)            (183)
 Capital lease payments                                                    (657)            (682)
 Payments on long-term liabilities                                          (46)               -
 Proceeds from issuance of common stock,
   net of issuance costs                                                  2,612              558
                                                                       --------         --------
Net cash provided by (used in) financing activities                       4,044             (239)
                                                                       --------         --------

Net decrease in cash                                                       (566)            (851)

Cash, beginning of period                                                 1,921            1,091
                                                                       --------         --------
Cash, end of period                                                    $  1,355         $    240
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


     1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the accounts of ATSI-Delaware, ATSI-Canada, ATSI-Texas, ATSI-Mexico, Computel, Telespan, Sinfra and GlobalSCAPE have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries ("ATSI" or "the Company") as of July 31, 1998 and January 31, 1999, the results of their operations for the three and six months ended January 31, 1998 and 1999 and cash flows for the six months ended January 31, 1998 and 1999. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 1998 included in the Company's annual report on Form 10-K filed with the SEC on October 29, 1998. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Because the Company's component of comprehensive income, foreign currency translation adjustment, is immaterial to the financial condition or results of operations for the three and six months ended January 31, 1999 and 1998, the amounts are not reported or displayed in a separate financial statement.

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes standards for computing and presenting earning per share ("EPS") with entities with publicly
held common stock or potential common stock.   SFAS No. 128 simplifies the
standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure. As the Company had a net loss for the three and six months ended January 31, 1998 and 1999, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods. Prior period EPS data has been restated as required by SFAS No. 128.


     2.   FUTURE OPERATIONS

     The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to January 31, 1999, the Company has incurred
cumulative net losses of approximately $16,073.   Further, the Company has a
working capital deficit of approximately $7,550 at January 31, 1999. Although the Company has capital resources available to it, these resources are limited and may not be available to support its ongoing operations until such time as the Company is able to maintain positive cash flow from operations. There is no assurance the Company will be able to achieve future revenue levels sufficient to support operations or recover its investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders and customers, its ability to obtain capital resources to support operations and its ability to successfully market its services.

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


     3.   ACQUISITION

     In January 1999, the Company acquired the rights to a computer software program known as "CuteFTP". Prior to January 1999, the Company had been the distributor of this software under an Exclusive Distribution Agreement executed in June 1996 with the software's creator. The Company acquired the rights to CuteFTP in exchange for cash payments totaling approximately $190 in January and February 1999 and a note payable in the amount of $756 to be paid in twelve monthly installments.


     4.   PROPERTY, PLANT AND EQUIPMENT

     In December 1998, the Company signed an agreement with Network Equipment Technologies, Inc. (N.E.T.) for the purchase, financing and installation of an ATM (asynchronous transfer mode) "next generation" network between the U.S. and Mexico. This equipment is being purchased through a capital lease transaction covering thirty-six months and carrying an interest rate of 9.5%. Monthly payments of principal and interest total approximately $26,000. As of January 31, 1999, the network was not fully operational and the Company has not yet made its first monthly payment.

     Additionally, in December 1998, the Company signed an agreement with Northern Telecom "Nortel" for the purchase and installation of a Nortel DMS 250/300 International Gateway switch. In February 1999, the Company accepted a proposal from a company, subject to due diligence, to finance approximately $2 million in equipment through a note to be paid in twenty (20) quarterly payments beginning approximately six months following the closing date of this transaction. Interest accrues monthly at a fixed rate equal to the five year bank swap rate as reported on Telerate, plus 4.95%. The Company has recorded the purchase of the Nortel switch as both an increase in property and equipment and notes payable, and has accounted for the purchase as a non-cash transaction.


     5.   STOCK OPTIONS

     On September 9, 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan. Under the 1998 Stock Option Plan, options to purchase up to two million incentive stock options and non-qualified stock options may be granted to employees, directors and certain other persons. The Board concurrently granted options to purchase 1,499,000 shares of Common Stock at an exercise price of $0.55 per share subject to stockholder approval of the 1998 Stock Option Plan. The options vest pursuant to the individual stock option agreements, usually 33 percent per year beginning one year from the date of grant. The exercise price of these options is equal to the market price of the shares of the common stock as of the date of grant. On December 16, 1998, the Board approved the granting of an additional 289,800 in stock options at an exercise price of $0.78 per share. On December 17, 1998, the Company's stockholders overwhelmingly approved the 1998 Stock Option Plan. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company recorded approximately $400 in deferred compensation expense related to approximately 1.5 million of the options granted based on the increase in the Company's stock price from September 9, 1998 to December 17, 1998, when the underlying 1998 Stock Option Plan was approved by the Company's shareholders.

     6. YEAR 2000 COMPLIANCE

     The Company has initiated a program to identify and address issues associated with the ability of its date-sensitive information, telephony and business systems to properly recognize the year 2000 in order to avoid interruption of the operation of these systems at the turn of the century. This program is being conducted by the Company's Engineering/Management Information Systems group, which is coordinating the efforts of internal resources as well as third party vendors in making all necessary changes to the Company's systems. The Company plans to have completed all necessary testing and deployment by mid-1999. Some of these changes are being made as a part of larger system upgrades. The Company expects to avoid disruption of its information, telephony and business systems as a result of these efforts.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in the report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "could," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the inability to obtain capital, changes in the Mexican political or economic environment, the adoption by Mexico of new laws or regulations, or changes effected by Mexico to existing laws affecting the communications industry generally or the Company specifically, increased or redirected competition efforts, targeting the Company's services or operation, by competitors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, seasonality, the operation of the Company's network, the ability of the Company's direct sales force to successfully replace its independent marketing representatives or the failure of its direct sales force to produce anticipated results, transmission costs, product introductions and acceptance, the inability to continue to generate new sources of revenue, technological change, changes in industry practices, one-time events and other factors described herein ("cautionary statements"). Reference is made to the risks and uncertainties described in the Company's
annual report on Form 10-K.   Although the Company believes that the
expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has a working capital deficit as of January 31, 1999. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital, the Company expects improved results of operations and liquidity in the last six months of fiscal 1999.

RESULTS OF OPERATIONS

     The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the three and six-month periods ended January 31, 1998 and 1999.

                                      Three Months Ended January 31,             Six Months Ended January 31,
                                 ----------------------------------------  ----------------------------------------
                                        1998                 1999                  1998                 1999
                                 ------------------  --------------------  --------------------  ------------------
                                                                   (unaudited)

                                   $         %          $          %          $          %          $          %
                               ---------  --------  --------   --------   ---------   -------   ----------  -------
Operating revenues
------------------
Call services                    $3,644      42%     $  1,719      21%     $  6,506      44%     $  3,272      18%
Direct dial services              1,570      18%        1,486      18%        3,141      21%        2,826      15%
Network management services       3,174      36%        4,299      53%        4,527      31%       11,087      60%
Internet E-commerce                 316       4%          621       8%          561       4%        1,176       7%
                                 ------     ----     --------     ----     --------     ----     --------     ----

Total operating revenues          8,704     100%        8,125     100%       14,735     100%       18,361     100%
                                 ------     ----     --------     ----     --------     ----     --------     ----

Cost of services                  5,027      58%        4,824      59%        8,903      60%       11,325      62%
                                 ------     ----     --------     ----     --------     ----     --------     ----

Gross Margin                      3,677      42%        3,301      41%        5,832      40%        7,036      38%

Selling, general and
 administrative expense           3,293      38%        3,240      40%        6,085      41%        6,573      36%

Depreciation and amortization       541       6%          758       9%          880       6%        1,407       7%
                                 ------     ----     --------     ----     --------     ----     --------     ----

Operating loss                     (157)     (2%)        (697)     (8%)      (1,133)     (7%)        (944)     (5%)

Other, net                         (358)     (4%)        (392)     (5%)        (680)     (5%)        (787)     (4%)
                                 ------     ----     --------     ----     --------     ----     --------     ----

Net loss                          ($515)     (6%)     ($1,089)    (13%)     ($1,813)    (12%)     ($1,731)     (9%)
                                 ======     ====     ========     ====     ========     ====     ========     ====

THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

     Operating revenues. Operating revenues decreased approximately $579,000, or 7%, due to declines in the Company's call services and direct dial services. This decline was offset to some extent by growth in the Company's network management and Internet e-commerce services.

     Call service revenues decreased approximately $1.9 million, or 53%, due to the Company's decision to cease providing domestic and international operator-assisted calls originating in the United States and Jamaica in late July 1998 and lower volumes of operator-assisted calls originating in Mexico and terminating in the U.S. Both of the above factors, were a direct result of the Company's emphasis on providing call services from its own pay telephones and casetas in Mexico. Historically, the Company provided call services to third-party owned or controlled pay telephones and hotels in the United States, Jamaica and the Dominican Republic. During the quarter ended January 31, 1998, these calls generated approximately $788,000 in revenues. During the quarter ended January 31, 1999, the Company processed approximately 42,000 operator-assisted calls originating in Mexico and terminating in the U.S. as compared to approximately 81,000 calls processed in the quarter ending January 31, 1998. This decline resulted from the Company carrying less agent traffic during the quarter than it had in the previous period. Similar to the call services provided by third-party owned or controlled pay telephones and hotels in the United States, Jamaica and the Dominican Republic, this traffic had relatively low gross margins and high overhead costs.

     Direct dial services, calls processed in exchange for cash without utilizing the Company's operator center, decreased to $1.5 million from $1.6 million for the periods ended January 31, 1999 and January 31, 1998, respectively. The calls are paid for almost exclusively in pesos, and the resulting revenues are translated to U.S. dollars in the accompanying consolidated financial statements. The average conversion rate of pesos to dollars during the quarters ended January 31, 1998 and January 31, 1999, was 8.2 and 10.0 respectively. Although call volumes remained relatively even between periods, the pesos generated converted to fewer U.S. dollars.

     Network management services increased approximately $1.1 million, or 35%. This growth was principally due to the additional minutes processed for other carriers during the quarter ended January 31, 1999. The Company processed approximately 12.0 million minutes of traffic for other carriers during the quarter ended January 31, 1998, as compared to approximately 16.1 million minutes during the quarter ended January 31, 1999. In April 1998, the Company completed its Monterrey Hub facility, which significantly increased the Company's ability to process additional carrier traffic.

     The Company's Internet e-commerce services increased approximately $305,000, or 97% between quarters. This growth was due primarily to the increased number of downloads of the Company's CuteFTP product from January 1998 to January 1999. Monthly downloads grew from nearly 100,000 in January 1998 to nearly 200,000 in January 1999. The increase in downloads has resulted in a corresponding increase in the Company's revenues as approximately 3% of the total downloads translate into actual sales of CuteFTP.

     Cost of Services. Cost of services decreased approximately $200,000, or 4%, between quarters, but rose slightly as a percentage of total revenues from 58% to 59%. The decrease in cost of services was primarily attributable to the decreased volume of business handled by the Company as discussed above. The increase in cost of sales, as a percentage of revenues, was due primarily to the increased network management services traffic, which has slightly lower gross margins but significantly lower overhead costs, offset by the elimination of operator-assisted calls provided in the United States and Jamaica. The operator-assisted calls historically provided in the United States and Jamaica did not fully utilize the Company's network and the Company incurred relatively high commissions related to the traffic, as well as high overhead costs.

     Selling, General and Administrative (SG&A). SG&A expenses declined 2%, or approximately $53,000, between quarters. As a percentage of revenues, these expenses increased from 38% to 40% between quarters. The increase in SG&A, as a percentage of revenues, was primarily attributable to the decreased volume of business processed by the Company during the quarter ended January 31, 1999.

     Depreciation and Amortization. Depreciation and amortization rose approximately $217,000, or 40%, between quarters and increased as a percentage of revenues from 6% to 9%. This increase was caused by the addition of approximately $4.8 million in equipment between January 31, 1998 and January 31, 1999. The majority of the assets purchased consisted of equipment that added capacity to the Company's international network infrastructure including the Monterrey Hub installed in April 1998, the Network Equipment Technologies (N.E.T.) equipment purchased in December 1998 and the Company's new Nortel DMS 250/300 International Gateway switch purchased in January 1999.

     Operating Loss. The Company's operating loss declined $540,000 between quarters and increased as a percentage of revenues from 2% to 8%, due to decreased sales volumes, higher cost of services and SG&A as a percentage of revenues, and increased depreciation and amortization.

     Other Income (Expense). Other income (expense) increased approximately ($34,000). This increase was primarily attributable to an increase in interest expense as a result of increased indebtedness and capital leases.

SIX MONTHS ENDED JANUARY 31, 1999 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1998

     Operating revenues. Operating revenues increased approximately $3.6 million, or 25%, due to growth in the Company's network management and Internet e-commerce services. This growth was partially offset by declines in the Company's call services and direct dial services.

     Call service revenues decreased approximately $3.2 million, or 50%, due to the Company's decision to cease providing domestic and international operator-assisted calls originating in the United States and Jamaica in late July 1998 and lower volumes of operator-assisted calls originating in Mexico and terminating in the U.S. Both of the above factors, were a direct result of the Company's emphasis on providing call services from its own pay telephones and casetas in Mexico. Historically, the Company provided call services to third-party owned or controlled pay telephones and hotels in the United States, Jamaica and the Dominican Republic. These calls generated approximately $1.8 million in revenues during the six months ended January 31, 1998. During the six months ended January 31, 1999, the Company processed approximately 83,000 operator-assisted calls originating in Mexico and terminating in the U.S. as compared to approximately 136,000 calls processed in the six months ending January 31, 1998. This decline resulted from the Company carrying less agent traffic during the current period than it had in the previous period. Similar to the call services provided by third-party owned or controlled pay telephones and hotels in the United States, Jamaica and the Dominican Republic, this traffic had relatively low gross margins and high overhead costs.

     Direct dial services, calls processed in exchange for cash without utilizing the Company's operator center, decreased to $2.8 million from $3.1 million for the period ended January 31, 1999 and January 31, 1998, respectively. The calls are paid for almost exclusively in pesos, and the resulting revenues are translated to U.S. dollars in the accompanying consolidated financial statements. The average conversion rate of pesos to dollars during the six months ended January 31, 1998 and January 31, 1999, was
8.0 and 10.0 respectively. Although call volumes remained relatively even between periods, the pesos generated converted to fewer U.S. dollars.

     Network management services increased approximately $6.6 million, or 145%. This growth was principally due to the amount of wholesale network services provided to other carriers seeking transmission facilities or additional capacity. The Company processed approximately 13.8 million minutes of traffic for other carriers during the six months ended January 31, 1998, as compared to approximately 43.0 million minutes during the period ended January 31, 1999. In April 1998, the Company completed its Monterrey Hub facility, which significantly increased the Company's ability to process additional carrier traffic.

     The Company's Internet E-commerce revenues increased approximately $615,000, or 110% between periods. This growth was primarily due to the increase in monthly downloads of CuteFTP from approximately 100,000 per month in January 1998 to approximately 200,000 per month in January 1999. The increase in downloads has resulted in a corresponding increase in the Company's revenues as approximately 3% of the total downloads translate into actual sales of CuteFTP.

     Cost of Services. Cost of services increased approximately $2.4 million, or 27%, between quarters, but rose slightly as a percentage of total revenues from 60% to 62%. The increase in cost of services was attributable to the increased volume of business handled by the Company as discussed above. The increase in cost of sales, as a percentage of revenues, was due primarily to the increased network management services traffic, which has slightly lower gross margins but significantly lower overhead costs, offset by the elimination of operator-assisted calls provided in the United States and Jamaica. The operator-assisted calls historically provided in the United States and Jamaica did not fully utilize the Company's network and the Company incurred relatively high commissions related to the traffic, as well as high overhead costs.

     Selling, General and Administrative (SG&A). SG&A expenses rose 8%, or approximately $488,000, between periods. As a percentage of revenues, these expenses decreased from 41% to 36%. The increase in SG&A was attributable to the hiring of additional sales, marketing and technical personnel, between periods, as well as increases in other personnel related expenses. In July 1998, the Company implemented a company-wide cost reduction program designed to reduce SG&A expenses as a percentage of revenues.

     Depreciation and Amortization. Depreciation and amortization rose approximately $527,000, or 60%, between periods, but remained relatively unchanged as a percentage of revenues at 7%. This increase was caused by the addition of approximately $4.8 million in equipment between January 31, 1998 and January 31, 1999. The majority of the assets purchased consisted of equipment that added capacity to the Company's international network infrastructure including the Monterrey Hub installed in April 1998, the Network Equipment Technologies (N.E.T.) equipment purchased in December 1998 and the Company's new Nortel DMS 250/300 International Gateway switch purchased in January 1999.

     Operating Loss. The Company's operating loss improved $189,000, or 17%, between periods and improved as a percentage of revenues from 7% to 5%, primarily due to increased sales volumes and improvements in the Company's SG&A expenses as a percentage of revenues.

     Other Income (Expense). Other income (expense) increased approximately ($107,000). This increase was primarily attributable to an increase in interest expense as a result of increased indebtedness and capital leases.

LIQUIDITY AND CAPITAL RESOURCES

     During the six month period ended January 31, 1999, the Company generated
cash flows from operations of approximately $200,000.   This compares with the
$674,000 in cash flows from operations produced during the same time frame a year earlier. The positive cash flows from operations for the six months ended January 31, 1999 were the result of increased revenues and a reduction in SG&A expenses as a percentage of revenues. Earnings before interest, taxes, depreciation and amortization (EBITDA) improved from a negative $253,000 during the six month period ending January 31, 1998 to $463,000 during the six month period ending January 31, 1999.

     The Company purchased approximately $640,000 in equipment during the six-month period ended January 31, 1999. This equipment was paid for in part from cash flows generated internally by the Company, and in part from the approximately $558,000 in cash proceeds generated by the exercise of options and warrants during the period. The Company also made approximately $977,000 in net payments on borrowings and capital lease arrangements outstanding during the period.

     On January 16, 1999, the Company's wholly-owned subsidiary, GlobalSCAPE, Inc. (GlobalSCAPE), purchased the rights to CuteFTP, a file transfer protocol software that it sells and distributes. Terms of the purchase called for a cash payment of approximately $171,000 to be made by January 31, 1999, and for monthly payments of $63,000 for a twelve-month period starting in February 1999. In order to make the cash payment due in January, GlobalSCAPE borrowed $180,000 from a bank, at an interest rate of prime plus 1%, to be paid back over a twenty-four month period with principal payments of $5,000 a month for the first twelve months and $10,000 a month for the second twelve months.

     During December 1998, the Company ordered a DMS 250/300 international gateway switch from Northern Telecom, Inc. at a cost of approximately $1.9 million. ATSI has received a proposal to finance the purchase of this switch over a five-year period. This proposal does not represent a commitment, and is subject to, among other things, satisfactory completion of due diligence procedures. In accordance with current accounting literature the Company has recorded the switch as an addition to property and equipment and an increase in notes payable in the accompanying financial statements as of January 31, 1999. Additionally, the Company has accounted for this transaction as a non-cash transaction. The Company also committed to purchase approximately $500,000 in equipment from Network Equipment Technologies, Inc. (NET) during the period which will be used to transform the Company's current network to a packet-switching environment. In conjunction with this purchase, and expected future purchases, NET has underwritten approximately $900,000 in available lease financing. As of January 31, 1999, the Company had not accepted the equipment, and no obligation has been recorded in the accompanying financial statements.

     The net result of the above-described operating, investing and financing activities during the six month period was a working capital deficit of approximately $7.6 million and cash on hand of $240,000 as of January 31, 1999.

     Although the Company was able to generate positive cash flows from operations for the six-month period ended January 31, 1999; the amount was not sufficient to cover capital expenditures and debt service requirements during the period. As a result, cash on hand decreased during the period. Although no assurances can be given, the Company believes that it will be able to generate monthly cash flows from operations by July 1999 sufficient to meet existing debt service and working capital requirements. The Company believes that the recent installation of the international gateway switch in Dallas and the upgrade of the Company's network to include the latest in packet switching technology provides a foundation for efficient, rapid revenue growth.

     The Company anticipates near-term revenue growth to be derived from increased traffic from U.S. carriers seeking termination services into Mexico. The Company's current licenses allow the Company to transport such traffic into Mexico and to deliver that traffic to concessioned carriers within Mexico for final termination. The Company currently transports this traffic over its own satellite-based network between San Antonio and Mexico City and Monterrey, Mexico on a fixed cost basis, and contracts with various carriers in Mexico to terminate the traffic on a per-minute basis. Although the Company believes that wholesale prices for such traffic will continue to decrease due to competitive pressures, it believes that its current cost structure will allow it to achieve margins which, when combined with margins from call services and direct dial services, will be sufficient to produce positive cash flows in excess of its debt service requirements. However, no assurance can be given that this will be the case.

     In an effort to maintain and/or increase overall margins, the Company has applied for a 50-year long distance concession from the Mexican government. The Company believes that his concession, if received, will allow the Company to transport its own traffic within Mexico and to interconnect with the local access provider in Mexico, thereby minimizing the need to utilize other carriers within Mexico and decreasing costs associated with transporting traffic within Mexico. Although the Company anticipates that this concession will be received in the current calendar year, no assurances may be given as to when, if at all, it will be received, or that the Company will be able to reduce its costs if it receives the concession.

     Subsequent to July 1999, the Company expects to invest funds, if available, into the marketing of retail products targeting Latinos in the United States who frequently place calls to Mexico and other Latin American countries serviced by the Company. By doing so, the Company believes that it will maximize margins on calls that it transports from the United States to Latin America. The Company also believes that it is important to generate brand loyalty with consumers in the United States in an effort to gain a sustainable, subscribed customer base. No assurances may be given, however, that the Company will have the funds available to market such products.

     In an effort to alleviate its working capital deficit, the Company is seeking to raise from $1.0 to $5.0 million through the private placement of convertible preferred stock, and is also seeking to secure up to a $5.0 million senior debt facility.

     In an effort to raise funds and increase overall shareholder value, the Company is also considering several alternatives relating to the possible spin-off of GlobalSCAPE. Although no assurances may be given that any course of action will actually occur, strategic alternatives include, among other things, the potential distribution of GlobalSCAPE shares to ATSI stockholders and/or a public or private offering of GlobalSCAPE shares.

INFLATION/FOREIGN CURRENCY

     Inflation has not had a significant impact on the Company's operations. With the exception of direct dial services from the Company's casetas and coin operated public telephones, almost all of the Company's contracts to date have been denominated in, and have called for payment in, U.S. dollars. Some expenses directly related to certain contracts have been denominated in foreign currencies, primarily Mexican pesos. Such expenses consist primarily of costs incurred in transmitting long distance calls from Mexico to the Company's switching facilities in San Antonio, Texas, and payroll and other administrative costs associated with ATSI-Mexico and Computel. The devaluation of the Mexican peso over the past two years has not had a material adverse effect on the Company's financial condition or operating results. In fact, the devaluation has had certain positive effects such as favorable conversion rates in connection with the payment of certain expenses and stimulated tourism, which is a principal source of the Company's call services revenues. The Company maintains balances in several bank accounts in Mexico, which are denominated in Mexican pesos, however, such balances are kept at minimum levels.

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


                     AMERICAN TELESOURCE INTERNATIONAL INC.
                                  (Registrant)



Date:   March 17, 1999             By:    /s/ H. Douglas Saathoff
                                          ---------------------------
                                   Name:      H. Douglas Saathoff
                                   Title:     Chief Financial Officer