Form 10-Q
period 1999-04-30
AMERICAN TELESOURCE INTERNATIONAL INC
filed 1999-06-14
CIK 1014052

________________________________________________________________________________
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
-
ACT OF 1934
For the quarterly period ended April 30, 1999

                                       or
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

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

     The number of shares outstanding of the registrant,s common stock at June 9, 1999 was 48,390,703.
________________________________________________________________________________

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1999

                                     INDEX

Part I    FINANCIAL INFORMATION
                                                                                              Page
                                                                                              ----
Item 1.   Interim Consolidated Financial Statements (Unaudited)
          Consolidated Balance Sheets as of July 31, 1998 and April 30, 1999...................  3
          Consolidated Statements of Operations for the Three and Nine
          Months Ended April 30, 1998 and 1999.................................................  4
          Consolidated Statements of Cash Flows for the Nine Months Ended
          April 30, 1998 and 1999..............................................................  5
          Notes to Consolidated Financial Statements...........................................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations...........................................................................  8

Part II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K..................................................... 15

           American TeleSource International, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                   (In thousands, except share information)

                                                                                 July 31,       April 30,
                                                                                   1998           1999
                                                                                ----------     ----------
                                                                                               (unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                      $    1,091     $      216
 Accounts receivable, net of allowance of $ 209 and $434, respectively               3,748          3,863
 Prepaid expenses and other assets                                                     649          2,638
                                                                                ----------     ----------
     Total current assets                                                            5,488          6,717
                                                                                ----------     ----------

PROPERTY AND EQUIPMENT (At cost):                                                   14,233         16,956
 Less - Accumulated depreciation and amortization                                   (2,418)        (4,040)
                                                                                ----------     ----------
     Net property and equipment                                                     11,815         12,916
                                                                                ----------     ----------

OTHER ASSETS, net:
 Goodwill, net                                                                       5,091          5,066
 Contracts, net                                                                      1,173            934
 Trademark, net                                                                          -            883
 Other assets                                                                          489            352
                                                                                ----------     ----------
     Total assets                                                               $   24,056     $   26,868
                                                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                               $    5,683     $    4,773
 Accrued liabilities                                                                 1,918          2,979
 Current portion of notes payable                                                      688          1,448
 Current portion of convertible debt                                                     -          1,855
 Current portion of obligations under capital leases                                 2,351          1,334
 Deferred revenue                                                                      535            492
                                                                                ----------     ----------
     Total current liabilities                                                      11,175         12,881
                                                                                ----------     ----------

LONG-TERM LIABILITIES:
---------------------
 Notes payable, less current portion                                                   719          2,130
 Convertible long-term debt, less current portion                                    1,604              -
 Obligations under capital leases, less current portion                              2,941          3,742
 Other long-term liabilities                                                           530            555
                                                                                ----------     ----------
     Total long-term liabilities                                                     5,794          6,427
                                                                                ----------     ----------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
 Preferred shares, $0.001 par value, 10,000,000 shares authorized,
   Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 0 shares issued and outstanding at July 31, 1998,
   21,245 shares issued and outstanding at April 30, 1999                                -              -
 Common stock, $0.001 par value, 100,000,000 shares authorized,
   45,603,566 issued and outstanding at July 31, 1998,
   48,098,087 issued and outstanding at April 30, 1999                                  46             48
 Stock subscriptions receivable, 0 shares outstanding
   at July 31, 1998, 4,200 shares outstanding at April 30, 1999                          -           (420)
 Additional paid-in capital                                                         22,248         26,199
 Accumulated deficit                                                               (14,396)       (17,470)
 Deferred compensation                                                                (667)          (622)
 Cumulative translation adjustment                                                    (144)          (175)
                                                                                ----------     ----------
     Total stockholders' equity                                                      7,087          7,560
                                                                                ----------     ----------

     Total liabilities and stockholders' equity                                 $   24,056     $   26,868
                                                                                ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

           American TeleSource International, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                    Three months ended April 30,               Nine months ended April 30,
                                                  --------------------------------           --------------------------------
                                                     1998                  1999                 1998                  1999
                                                  ----------            ----------           ----------            ----------
OPERATING REVENUES:
  Network management services                     $    2,950            $    3,307           $    7,477            $   14,319
  Call services                                        3,875                 1,816               10,382                 5,143
  Direct dial services                                 1,515                 1,629                4,657                 4,474
  Internet E-commerce                                    493                   679                1,053                 1,856
                                                  ----------            ----------           ----------            ----------

     Total operating revenues                          8,833                 7,431               23,569                25,792
                                                  ----------            ----------           ----------            ----------

OPERATING EXPENSES:
  Cost of services                                     5,532                 4,142               14,435                15,467
  Selling, general and administrative                  4,154                 3,240               10,240                 9,814
  Depreciation and amortization                          628                   942                1,508                 2,349
                                                  ----------            ----------           ----------            ----------

     Total operating expenses                         10,314                 8,324               26,183                27,630
                                                  ----------            ----------           ----------            ----------

  Operating loss                                      (1,481)                 (893)              (2,614)               (1,838)

OTHER INCOME(EXPENSE)
  Interest income                                         64                    11                   94                    41
  Other income (expense)                                   3                   (50)                  23                   (23)
  Interest expense                                      (357)                 (398)              (1,086)               (1,178)
                                                  ----------            ----------           ----------            ----------

     Total other income (expense)                       (290)                 (437)                (969)               (1,160)
                                                  ----------            ----------           ----------            ----------

  Loss before income tax expense                      (1,771)               (1,330)              (3,583)               (2,998)

  Foreign income tax expense                            (152)                   17                 (152)                  (45)
                                                  ----------            ----------           ----------            ----------

  Net loss                                           ($1,923)              ($1,313)             ($3,735)              ($3,043)

  Less: Preferred stock dividends                          -                  ($31)                   -                  ($31)
                                                  ----------            ----------           ----------            ----------

  Net loss to common shareholders                    ($1,923)              ($1,344)             ($3,735)              ($3,074)
                                                  ==========            ==========           ==========            ==========

  Net loss per common share                           ($0.04)               ($0.03)              ($0.09)               ($0.07)
                                                  ==========            ==========           ==========            ==========
  Weighted average common shares
  outstanding                                         43,447                46,844               39,612                46,259
                                                  ==========            ==========           ==========            ==========


  The accompanying notes are an integral part of these consolidated financial statements.

           American TeleSource International, Inc. and Subsidiaries
                     Consolidated Statement of Cash Flows
                                (In thousands)
                                  (unaudited)

                                                                                    Nine months ended April 30,
                                                                                 -------------------------------
                                                                                   1998                    1999
                                                                                 -------                 -------
Cash flows from operating activities:
  Net loss                                                                       ($3,735)                ($3,074)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                                 1,508                   2,349
     Amortization of debt discount                                                   228                     254
     Amortization of discount on preferred equity                                      -                      21
     Deferred compensation                                                           373                     395
     Cumulative translation adjustment                                               (23)                    129
     Provision for losses on accounts receivable                                     739                     627
     Changes in operating assets and liabilities-
       Increase in accounts receivable                                            (1,443)                   (742)
       Increase in other assets - current and long-term                             (635)                   (815)
       Increase (decrease) in accounts payable                                     2,133                    (818)
       Increase in accrued liabilities                                              (196)                    758
       Increase in deferred revenue                                                 (174)                    (42)
                                                                                 -------                 -------
Net cash used in operating activities                                             (1,225)                   (958)
                                                                                 -------                 -------

Cash flows from investing activities:
  Purchases of property and equipment                                             (2,890)                   (866)
  Cash paid in acquisitions                                                       (2,111)                   (171)
                                                                                 -------                 -------
Net cash used in investing activities                                             (5,001)                 (1,037)
                                                                                 -------                 -------

Cash flows from financing activities:
  Proceeds from issuance of debt                                                   2,913                     489
  Net increase (decrease) in short-term borrowings                                   314                    (306)
  Payments on debt                                                                  (400)                   (385)
  Capital lease payments                                                            (949)                   (774)
  Proceeds from issuance of preferred stock,
     net of issuance costs                                                             -                   1,133
  Proceeds from issuance of common stock,
     net of issuance costs                                                         4,271                     963
                                                                                 -------                 -------
Net cash provided by financing activities                                          6,149                   1,120
                                                                                 -------                 -------

Net decrease in cash                                                                 (77)                   (875)

Cash, beginning of period                                                          1,921                   1,091
                                                                                 -------                 -------

Cash, end of period                                                              $ 1,844                 $   216
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


     1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the accounts of American TeleSource International, Inc. and its subsidiaries ("ATSI" or "the Company"), as defined in the Company's annual report on Form 10-K, have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI as of July 31, 1998 and April 30, 1999, the results of their operations for the three and nine months ended April 30, 1998 and 1999 and cash flows for the nine months ended April 30, 1998 and 1999. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.
It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 1998 included in the Company's annual report on Form 10-K filed with the SEC on October 29, 1998. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes standards for computing and presenting earning per share ("EPS") with entities with publicly
held common stock or potential common stock.   SFAS No. 128 simplifies the
standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure. As the Company had a net loss for the three and nine months ended April 30, 1998 and 1999, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods. Prior period EPS data has been restated as required by SFAS No. 128.


     2.  FUTURE OPERATIONS

     The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to April 30, 1999, the Company has incurred
cumulative net losses of approximately $17,416.   Further, the Company has a
working capital deficit of approximately $6,164 at April 30, 1999. Although the Company has capital resources available to it, these resources are limited and may not be available to support its ongoing operations until such time as the Company is able to maintain positive cash flow from operations. There is no assurance the Company will be able to achieve future revenue levels sufficient to support operations or recover its investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders and customers, its ability to obtain capital resources to support operations and its ability to successfully market its services.

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


     3.  PROPERTY, PLANT AND EQUIPMENT

     In December 1998, the Company signed an agreement with Network Equipment Technologies, Inc. (N.E.T.) for the purchase, financing and installation of ATM (asynchronous transfer mode) equipment in the U.S. and Mexico. This equipment is being purchased through a capital lease transaction covering thirty-six months and carrying an interest rate of 9.5%. Monthly payments of principal and interest total approximately $29,000. The Company commenced making capital lease payments in May 1999.

     Additionally, in December 1998, the Company signed an agreement with Northern Telecom "Nortel" for the purchase and installation of a Nortel DMS 250/300 International Gateway switch. The Company has received a commitment from a company, subject to the completion of satisfactory documentation, to finance the purchase of the switch through a note to be paid in twenty (20) quarterly payments beginning approximately six months following the closing date of this transaction. Interest accrues monthly at a fixed rate equal to the five year bank swap rate as reported on Telerate, plus 4.95%. The Company has recorded the purchase of the Nortel switch as both an increase in property and equipment and notes payable.


     4. PRIVATE PLACEMENTS

     Effective March 25, 1999, the "Date of Closing", the Company issued approximately $1.1 million, representing 11,329 shares at a stated value of $100 per share, in $0.001 par value Convertible Preferred Stock ("Preferred Stock") through a private placement to accredited investors. The Preferred Stock accrue cumulative dividends at the rate of 10% per annum and are payable quarterly. The Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at approximately $0.77, the average closing price of the Common Stock for twenty (20) trading days preceding the Date of Closing (the "Initial Conversion Price"). The Preferred Stock may not be converted for a period of ninety (90) days following the Date of Closing except in the event of a change in control of the Company or an offering of securities by the Company or a subsidiary of the Company. On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than the Initial Conversion Price. As this conversion feature is considered to be a "beneficial conversion feature" to the holder, the Company has allocated $234,397 of the approximate $1.1 million in proceeds to additional paid-in capital as a discount to be amortized over a twelve month period, using the effective interest method. The Preferred Stock is callable and redeemable by the Company at 100% of its face value, plus any accumulated, unpaid dividends at the Company's option any time after the Common Stock of the Company has traded at 200% or more of the Conversion Price in effect for at least twenty (20) consecutive trading days, so long as the Company does not call the Preferred Stock prior to the first anniversary date of the Date of Closing.

      Effective April 23, 1999, the "Date of Closing", the Company issued approximately $1.0 million, representing 9,916 shares at a stated value of $100 per share, in $0.001 par value Convertible Preferred Stock ("Preferred Stock") through a private placement to accredited investors. The Preferred Stock issued effective April 23, 1999 was identical to that issued effective March 25, 1999, with the exception of the Initial Conversion price which is $0.71, the average closing price of the Common Stock for twenty (20) days preceding the Date of Closing. Accordingly, the conversion feature was considered to be a "beneficial conversion feature" to the holder and the Company has allocated all of the approximate $1.0 million in proceeds to additional paid-in capital as a discount to be amortized over a twelve month period, using the effective interest period. As of the date of this filing, approximately $420,000 of the $1.0 million in proceeds represents a subscription receivable outstanding. The company has properly accounted for this portion of the proceeds as a non-cash transaction in its accompanying consolidated financial statements.

     In April 1999, the Company issued 1,003,387 shares of Common Stock through a private placement to accredited investors at a price of $0.60 per share. Additionally, each shareholder received a warrant to purchase an additional share of Common Stock at a price of $0.70 per share for a period of one year from the date of the private placement.


     5. YEAR 2000 COMPLIANCE

     The Company has initiated a program to identify and address issues associated with the ability of its date-sensitive information, telephony and business systems to properly recognize the year 2000 in order to avoid interruption of the operation of these systems at the turn of the century. This program is being conducted by the Company's Management Information Systems group, which is coordinating the efforts of internal resources as well as third party vendors in making all of the necessary changes for all management systems and product related infrastructure for the Company's divisions and subsidiaries. The Company has completed substantially all of the necessary testing and deployment with final completion planned for September 1999. However, the Company must rely on the representations and warranties of third parties, including domestic U.S. and foreign carriers of its traffic, in testing for readiness for year 2000 issues and cannot ensure compliance by these parties. The Company expects to avoid disruption of its owned information, telephony and business systems as a result of these efforts.


     6. LEGAL PROCEEDINGS

     On January 29, 1999, one of the Company's customers filed a Demand for Arbitration seeking damages for breach of contract. The customer claims that the Company wrongfully terminated an International Carrier Services Agreement executed by the parties in June 1998 under which the Company provided wholesale carrier services from June 1998 to January 1999. The customer's claims for damages represent amounts that it claims it had to pay in order to replace the service provided by the Company. The Company asserts that the customer breached the agreement by failing to pay for services rendered and by intentionally making false representation regarding its traffic patterns and on March 3, 1999 filed a Demand for Arbitration seeking damages for breach of contract in an amount equal to the amounts due to the Company for services rendered plus interest, plus additional damages for fraud. The parties are in the process of selecting an arbitration panel. No reserve has been established for the amounts owed to the Company by the customer, in the amount of $846,000, in the accompanying consolidated financial statements.

     The Company believes that it has a justifiable basis for its arbitration demand and that it will be able to settle the dispute without a material adverse effect on the Company's financial statements; however, until the arbitration proceedings take place, the Company can not reasonably estimate the possible loss, if any, and there can be no assurance that the resolution of this dispute would not have an adverse effect on the Company's results of operations.


     7. SUBSEQUENT EVENTS

     In May 1999, the Company restructured its capital lease obligation with IBM de Mexico by extending the payment of its total obligation over a forty-eight
(48) month period. The net result of the restructuring was a shift of approximately $1.3 million in the Company's capital lease obligation from current to long-term in the accompanying consolidated financial statements. The restructured lease facility calls for monthly payments of principal and interest of approximately $108,000 beginning in July 1999 and extending through June 2003.


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

General

     The Company's mission is to become a full-service international telecommunications carrier, providing direct dial and operator assisted call services and network services on both a retail and wholesale basis within and between select markets in Latin America and the United States. Utilizing a framework of licenses, interconnection and service agreements, network facilities and retail distribution channels (hereinafter collectively referred to as the "framework"), the Company is primarily focused on capturing market share in the international telecommunications corridor between the United States and Mexico. Even with poor phone-line penetration, the Company's research indicates that Mexico may exchange more international traffic with the U.S. than any other country in the world within the next two years. As the regulatory environments allow, the Company also plans to establish framework in other Latin American countries as well. In addition to the U.S. and Mexico, the Company currently owns or has rights to use facilities in and has strategic relationships with carriers in Costa Rica, El Salvador, and Guatemala.

     Utilizing the framework described above, the Company provides local, domestic long distance and international calls from its own public telephones and casetas within Mexico, and provides similar services to some third party-owned casetas, public telephones and hotels in Mexico as well. Consumers visiting a Company-owned caseta or public telephone may dial directly to the desired party in exchange for cash payment, or can charge the call to a U.S. address (collect, person-to-person, etc.) or calling card, or to a U.S. dollar-denominated credit card with the assistance of an operator. In July 1998, the Company began providing domestic U.S. and international call services to Mexico to residential customers on a limited basis in the U.S. Callers may either pre-subscribe to the Company's one-plus residential service, or dial around their pre-subscribed carrier by dialing 10-10-624, plus the area code and desired
number.   Where possible, these retail calls are transported over the Company's own network infrastructure.

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

     The Company is also the sole owner of GlobalSCAPE, Inc., which is rapidly becoming a leader in electronic commerce of top Internet-based software, utilizing the Web as an integral component of its development, marketing, distribution and customer relationship strategies. Utilizing CuteFTP as its flagship product, GlobalSCAPE has a user base of approximately 7.5 million users as of May 31, 1999.

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has a working capital deficit as of April 30, 1999. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital, the Company expects improved results of operations and liquidity in the last three months of fiscal 1999.

Results of Operations

     The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the three and nine-month periods ended April 30, 1998 and 1999.


                                         Three Months Ended April 30,               Nine Months Ended April 30,
                                         ----------------------------               ---------------------------
                                          1998                  1999                  1998                 1999
                                          ----                  -----                 ----                 ----
                                                                       (unaudited)

                                     $          %          $          %          $          %          $          %
                                -----------  ---------  --------- ---------  ----------  ---------  ----------  --------
Operating revenues
------------------
Network management services       $  2,950      33%     $  3,307      45%     $  7,477      32%     $ 14,319      56%
Call services                        3,875      44%        1,816      24%       10,382      44%        5,143      20%
Direct dial services                 1,515      17%        1,629      22%        4,657      20%        4,474      17%
Internet E-commerce                    493       6%          679       9%        1,053       4%        1,856       7%
                                -----------  ---------  --------- ---------  ----------  ---------  ----------  --------

Total operating revenues             8,833     100%        7,431     100%       23,569     100%       25,792     100%

Cost of services                     5,532      63%        4,142      56%       14,435      61%       15,467      60%
                                -----------  ---------  --------- ---------  ----------  ---------  ----------  --------

Gross Margin                         3,301      37%        3,289      44%        9,134      39%       10,325      40%

Selling, general and
 administrative expense              4,154      47%        3,240      44%       10,240      43%        9,814      38%
                                -----------  ---------  --------- ---------  ----------  ---------  ----------  --------

Depreciation and amortization          628       7%          942      12%        1,508       7%        2,349       9%
                                -----------  ---------  --------- ---------  ----------  ---------  ----------  --------

Operating loss                      (1,481)    (17%)        (893)    (12%)      (2,614)    (11%)      (1,838)     (7%)

Other, net                            (442)     (5%)        (420)     (6%)      (1,121)     (5%)      (1,205)     (5%)
                                -----------  ---------  --------- ---------  ----------  ---------  ----------  --------

Net loss                           ($1,923)    (22%)     ($1,313)    (18%)     ($3,735)    (16%)     ($3,043)    (12%)

Less: Preferred stock dividends          -       0%          (31)      0%            -       0%          (31)      0%
                                -----------  ---------  --------- ---------  ----------  ---------  ----------  --------
Net loss to common shareholders    ($1,923)    (22%)     ($1,344)    (18%)     ($3,735)    (16%)     ($3,074)    (12%)
                                ====================================================================================

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

     Operating revenues. Operating revenues decreased approximately $1.4 million, or 16%, due primarily to declines in the Company's call services. This decline was somewhat offset by growth in the Company's network management, direct dial and Internet e-commerce services.

     Network Management Services, which includes both retail and wholesale transport services, increased approximately 12%, or $360,000, between periods. In July 1998, the Company signed an agreement with Satelites Mexicanos, S.A. de C.V. ("SATMEX"), under which the Company was able to secure satellite capacity for resale purposes. The ability to manage and resell this capacity allowed the Company to increase billings to existing corporate clients who previously dealt directly with SATMEX, and to add additional retail, corporate customers more quickly. Revenues from the wholesale transport of traffic for U.S.-based carriers into Mexico decreased slightly between periods. Although the Company processed approximately the same amount of traffic between periods, competitive and other market factors caused the Company to decrease the price at which it did so.

     Call Service revenues decreased approximately $2.1 million, or 53%, between periods. This decline is principally the result of the Company's strategy to focus on core product offerings which best utilize its own network infrastructure. In an effort to improve overall gross margins and reduce selling, general and administrative costs, the Company ceased providing U.S.- based call services in July of last year, and decreased the level of call services business with third-party owned telephones and hotels in Mexico, Jamaica and the Dominican Republic. During the quarter ending April 30, 1999, the Company's operator center in San Antonio processed approximately 45,000 calls from Mexico, as compared to approximately 100,000 calls in the same period in 1998.

     Direct dial services revenues, which are generated by calls processed by the Company without live or automated operator assistance, increased approximately $114,000, or 7.5%, between periods. The majority of these revenues, which are stated in U.S. dollars in the accompanying financial statements, are generated by the Company's public telephones and casetas in Mexico in exchange for immediate cash payment in pesos. Although the number of these calls increased slightly between periods, the increase was offset somewhat by weakening of the peso vs. the dollar between periods from 8.5 pesos to the dollar to 9.7 pesos to the dollar.

     Revenues from GlobalSCAPE, Inc., the Company's e-commerce subsidiary, increased approximately $186,000, or 38%, between periods. In January 1999, GlobalSCAPE purchased the rights to the source code of CuteFTP, the company's flagship product. An enhanced version of CuteFTP was subsequently released which increased the number of downloads and subsequent purchases of CuteFTP, increasing revenues.

     Cost of Services. Cost of services decreased from $5.5 million in the previous year's quarter to $4.1 million in the current year's quarter, and also decreased as a percentage of revenues from 63% to 56%, respectively. The decrease was partially due to the Company's decision to cease providing U.S.- based call services in July of last year, and decreased the level of call services business with third-party owned telephones and hotels in Mexico, Jamaica and the Dominican Republic. Such calls did not fully utilize the Company's owned network and therefore produced relatively lower gross margins.

     The aforementioned purchase of the source code for CuteFTP by GlobalSCAPE also contributed to the decline in cost of services as a percentage of revenues. Prior to the purchase, the Company had an obligation to pay royalties to CuteFTP's original author in return for the right to sell and distribute CuteFTP. The purchase of the source code eliminated such royalty fees.

          Selling, General and Administrative (SG&A) expenses. SG&A expenses declined 22%, or approximately $914,000, between periods. By decreasing the volume of retail call services traffic processed, the Company was able to eliminate overhead costs associated with the traffic. In addition, the Company continued to implement cost-cutting measures, consisting primarily of reductions in staff, which was initiated in July 1998. The period ending April 30, 1998 also contained one-time charges of approximately $225,000 incurred in the Company's re-incorporation in Delaware.

     Depreciation and Amortization. Depreciation and amortization rose approximately $314,000, or 50%, between quarters and increased as a percentage of revenues from 7% to 12%. This increase was caused by the addition of approximately $3.4 million in equipment between April 30, 1998 and April 30, 1999. The majority of the assets purchased consisted of equipment that added capacity to the Company's international network infrastructure including the Monterrey Hub installed in April 1998, the Network Equipment Technologies (N.E.T.) equipment purchased in December 1998 and the Company's new Nortel DMS 250/300 International Gateway switch purchased in January 1999.

     Operating Loss. The Company's operating loss improved $588,000 between quarters and decreased as a percentage of revenues from 17% to 12%, due to greater margins and decreased sales volumes offset to some degree by increased depreciation and amortization.

     Other Income (Expense). Other income (expense) decreased approximately ($22,000). This improvement was attributable to decreased foreign income tax expense; offset by increased interest expense and reduced interest income.

Nine Months Ended April 30, 1999 Compared to Nine Months Ended April 30, 1998

     Operating revenues. Operating revenues increased approximately $2.2 million, or 9%, due to growth in the

Company's network management and Internet e-commerce services. This growth was partially offset by declines in the Company's call services and direct dial services.

     Network management services, which includes both retail and wholesale transport services, increased approximately $6.8 million, or 92% between periods. This growth was principally due to the amount of wholesale network services provided to other carriers seeking transmission facilities or additional capacity. The Company processed approximately 25.2 million minutes of traffic for other carriers during the nine months ended April 30, 1998, as compared to approximately 53.1 million minutes during the period ended April 30, 1999. In April 1998, the Company completed its Monterrey Hub facility, which significantly increased the Company's ability to process additional carrier traffic. Additionally, in July 1998, the Company signed an agreement with Satelites Mexicanos, S.A. de C.V. ("SATMEX"), under which the Company was able to secure satellite capacity for resale purposes. The ability to manage and resell this capacity allowed the Company to increase billings to existing corporate clients who previously dealt directly with SATMEX, and to add additional retail, corporate customers more quickly.

     Call service revenues decreased approximately $5.2 million, or 50% between periods. This decline is principally the result of the Company's strategy to focus on core product offerings which best utilize its own network
infrastructure.   In an effort to improve overall gross margins and reduce
selling, general and administrative costs, the Company ceased providing U.S.- based call services in July of last year, and decreased the level of call services business with third-party owned telephones and hotels in Mexico, Jamaica and the Dominican Republic. During the nine months ending April 30, 1999, the Company's operator center in San Antonio processed approximately 128,000 calls from Mexico, as compared to approximately 238,000 calls in the same period in 1998.

     Direct dial services revenues, which are generated by calls processed by the Company without live or automated operator assistance, decreased approximately $183,000, or 4%, between periods. The majority of these revenues, which are stated in U.S. dollars in the accompanying financial statements, are generated by the Company's public telephones and casetas in Mexico in exchange for immediate cash payment in pesos. While the number of these calls remained relatively flat between periods the pesos generated converted to fewer U.S. dollars due to the weakening of the peso vs. the dollar between periods from 8.2 pesos to the dollar to 9.9 pesos to the dollar.

     Revenues from GlobalSCAPE, Inc., the Company's e-commerce subsidiary increased approximately $803,000, or 76% between periods. This growth was primarily due to the increase in the number of downloads and subsequent purchases of CuteFTP, increasing revenues. In January 1999, GlobalSCAPE purchased the rights to the source code of CuteFTP, the company's flagship product. An enhanced version of CuteFTP was subsequently released which resulted in increased downloads and purchases of CuteFTP.

     Cost of Services. Cost of services increased from $14.4 million to $15. 5 million or 7% but decreased slightly as a percentage of total revenues from 61% to 60%. The increase in cost of services was attributable to the increased volume of business handled by the Company as discussed above. The decrease in cost of services, as a percentage of revenues was partially due to the Company's decision to cease providing U.S.-based call services in July of last year, and decrease the level of call services business with third-party owned telephones and hotels in Mexico, Jamaica and the Dominican Republic. Such calls did not fully utilize the Company's owned network and therefore produced relatively lower gross margins.

     The aforementioned purchase of the source code for CuteFTP by GlobalSCAPE also contributed to the decline in cost of services as a percentage of revenues. Prior to the purchase, the Company had an obligation to pay royalties to CuteFTP's original author in return for the right to sell and distribute CuteFTP. The purchase of the source code eliminated such royalty fees.

     Selling, General and Administrative (SG&A). SG&A expenses decreased 4%, or approximately $426,000, between periods. As a percentage of revenues, these expenses decreased from 43% to 38%. By decreasing the volume of retail call services traffic processed, the Company was able to eliminate overhead costs associated with the traffic. In addition, the Company continued to implement cost-cutting measures, consisting primarily of reductions in staff, which was initiated in July 1998. For the nine months ending April 30, 1998, the Company incurred approximately $500,000 of charges related to the Company's re-incorporation in Delaware.

     Depreciation and Amortization. Depreciation and amortization rose approximately $841,000, or 56%, between periods, and increased as a percentage of revenues from 7% to 9%. This increase was caused by the addition of approximately $3.4 million in equipment between April 30, 1998 and April 30, 1999. The majority of the assets purchased consisted of equipment that added capacity to the Company's international network infrastructure including the Monterrey Hub installed in April 1998, the Network Equipment Technologies (N.E.T.) equipment purchased in December 1998 and the Company's new Nortel DMS 250/300 International Gateway switch purchased in January 1999.

     Operating Loss. The Company's operating loss improved $776,000, or 30%, between periods and improved as a percentage of revenues from 11% to 7%, primarily due to increased sales volumes, improved gross margins and reductions in the Company's SG&A expenses.

     Other Income (Expense). Other income (expense) increased approximately ($84,000). This increase was primarily attributable to an increase in interest expense and reduced interest income offset by reduced foreign income tax expense.

Liquidity and Capital Resources

     During the nine month period ended April 30, 1999, the Company generated negative cash flows from operations of approximately $958,000. This compares with the approximate $1.2 million in negative cash flows from operations produced during the same time period in the prior year. Although the Company produced positive EBITDA of approximately $511,000 during the nine-month period ending April 30, 1999, it did not produce positive cash flows from operations principally because the rate at which it reduced payables exceeded the rate at which it collected on receivables.

     The Company purchased approximately $866,000 in equipment during the nine-month period ending April 30, 1999, primarily related to the expansion and upgrading of its international satellite-based network between the U.S. and Mexico. The equipment was partially paid for from cash flows generated internally by the Company, as well as some of the cash proceeds of $359,000 generated from the exercise of options and warrants during the period. A portion of the proceeds from the options and warrants was also applied to working capital needs during the period.

     On January 16, 1999, GlobalSCAPE purchased the rights to the source code for CuteFTP, the company's flagship product. Terms of the purchase called for a cash payment of approximately $171,000 to be made by January 31, 1999, and for monthly payments of $63,000 for a twelve-month period starting in February 1999. In order to make the cash payment due in January, GlobalSCAPE borrowed $180,000 from a bank at an interest rate of prime plus 1%. The note is to be paid back over a two year period in monthly principal installments of $5,000 plus interest for an initial twelve-month period, and in monthly principal amounts of $10,000, plus interest, over a subsequent twelve-month period.

     During December 1998, the Company ordered a DMS 250/300 international gateway switch from Northern Telecom, Inc. at a cost of approximately $1.8 million. In June 1999, the Company received a commitment to finance the purchase of this switch from a company over a five and one-half year period. The commitment is subject to, among other things, the completion of legal documents satisfactory to both the lender and the Company. In accordance with current accounting literature, the Company has recorded the obligation for the switch as a long-term note payable in the accompanying consolidated balance sheet and has treated the purchase of the switch as a non-cash transaction for cash flow purposes. Also during December 1998, the Company secured $500,000 in ATM equipment under another capital lease transaction.

     In an effort to improve its working capital position, the Company issued approximately $2.1 million in 10% Series A Cumulative Convertible Preferred Stock ("Preferred Stock") during March and April 1999. The Company also generated approximately $602,000 in proceeds during April 1999 through the private sale of common stock to various individuals. In May 1999, the Company restructured its capital lease arrangement with IBM de Mexico, extending payment of the total obligation owed as of June 30, 1999 over a 48 month period.

     The Company has $2.2 million of notes outstanding to various individuals that become due in March 2000. The notes, which total approximately $1.9 million net of unamortized debt discount in the accompanying balance sheet, plus accrued interest have been classified as a current liability in the accompanying balance sheet.

     The net result of the above-described operating, investing and financing activities during the nine-month period was a working capital deficit of approximately $6.2 million and a cash balance of approximately $216,000 as of April 30, 1999. The Company's current ratio was .52:1 at April 30, 1999, compared to .49:1 at July 31, 1998.

     The Company did not generate sufficient cash flows from operations or financings to cover working capital, capital expenditure needs and debt service requirements during the nine-month period ending April 30, 1999 and keep the amount of cash maintained by the Company from decreasing. In an effort to alleviate its working capital deficit, the Company anticipates raising additional funds through the sale of equity securities. Dependent upon its ability to meet debt service requirements, the Company is also seeking additional debt financing which would enable it to shift short-term obligations to long-term. The Company believes that operating results in the near term will also allow it to obtain financing for needed capital expenditures from manufacturers of the equipment in the form of capital leases, similar to arrangements already obtained to finance the purchase of the Company's ATM equipment from NET.

     The Company is also considering the sale of all or a part of its ownership in GlobalSCAPE via a private or a public offering of GlobalSCAPE shares. No assurances may be given, however, that the Company will be able to generate additional cash proceeds through the above-mentioned debt and equity scenarios, or that the Company will be able to generate cash proceeds through the divestiture of any or all of its ownership position in GlobalSCAPE.

     In an effort to improve internal cash flows and to improve operating results, the Company's focus continues to be on generating traffic that will flow through its international network infrastructure between the U.S. and Mexico. The Company anticipates that the majority of near-term growth will be derived from providing wholesale network transport services from the U.S. to Mexico for carriers seeking termination of their traffic in Mexico. Historically, the Company has provided these services strictly through the utilization of its satellite-based infrastructure. In an effort to increase the capacity available for resale, and to enhance the reliability and quality of its infrastructure, in June 1999 the Company secured a fiber route between its international switching facilities in Dallas, Texas and its facilities in Mexico City, Mexico. Once operational, the Company will operate an international, hybrid (satellite and fiber-based) and redundant network which, when combined with its international gateway switch in Dallas, Texas, it believes will give it a foundation for near-term growth. However, no assurances may be given that the Company will be able to grow revenues in the near term.

     Although the Company believes that wholesale prices for such traffic between the U.S. and Mexico may continue to be volatile and may continue to decline, it believes that its current framework of licenses, agreements and infrastructure will allow it to achieve margins which, when combined with margins from call services and direct dial services, will produce positive cash flows sufficient to meet its debt service requirements. However, no assurances may be given that this will be the case.

     In an effort to continue to maintain overall corporate margins and to secure a less volatile overall customer base, the Company believes that it will need to continue to invest in the build-out of network infrastructure, primarily in Mexico, and that it must eventually grow a retail-oriented customer base. By continuing to build network to support its traffic patterns in Mexico, the Company believes it can reduce its costs by reducing its reliance on third-party vendors. Under its current licensing, the Company is able to transport traffic to, from and within Mexico, but must deliver or receive that traffic from a concessioned carrier that has the ability to interconnect into Mexico's local telecommunications infrastructure. The Company has applied for, and expects to receive, a 50-year long distance concession from the Mexican government that would give it the capability of interconnecting to the local infrastructure in Mexico. However, no assurances may be given that the Company will be able to obtain the financing or the concession necessary to further establish network infrastructure in Mexico.

     Subsequent to July 1999, the Company expects to invest funds, if available, into marketing retail services targeting Latinos in the U.S. and Mexico who frequently make international calls between the U.S. and Mexico. The Company feels that it is important to capture a portion of this market not only to generate higher retail revenues on a per-minute basis as compared to wholesale services, but to establish brand-name recognition among the consumers frequently making calls in the U.S.-Mexican corridor. By doing do, the Company feels that it can secure a less volatile, protectable customer base. No assurances may be given, however, that the Company will be able to obtain or generate the funds necessary to do so, or that the Company will be able to successfully market such services if the funds are available.

Inflation/Foreign Currency

     Inflation has not had a significant impact on the Company's operations. With the exception of direct dial services provided from the Company's casetas and public telephones, almost all of the Company's revenues are generated and collected in U.S. dollars. Direct dial services from the Company's casetas and public telephones are generally provided on a "sent-paid" basis at the time of the call in exchange for cash payment, so the Company does not maintain receivables on its books that are denominated in pesos. In an effort to reduce foreign currency risk, the Company attempts to convert pesos collected to U.S. dollars quickly, and attempts to maintain minimal cash balances denominated in pesos. Some expenses related to certain services provided by the Company are incurred in foreign currencies, primarily in pesos. The devaluation of the Mexican peso over the past several years has not had a material adverse impact on the Company's financial condition or operating results.


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


                     AMERICAN TELESOURCE INTERNATIONAL INC.
                                  (Registrant)



Date:   June 14, 1999         By:  /s/ H. Douglas Saathoff
                                  --------------------------
                              Name:  H. Douglas Saathoff
                              Title: Chief Financial Officer