Form 10-K
period 1999-07-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 1999-10-26
CIK 1014052

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------

                             Washington, D.C. 20549

                            _______________________

                                   FORM 10-K
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended  July 31, 1999

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

                            _______________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                              -----        -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                                               --
     The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant at October 25, 1999, was approximately
                                                    --
$41,558,696.  There were 48,685,287 shares of Common Stock outstanding at
-----------
October 25, 1999, and the closing sales price on the NASDAQ/OTCB for the Company's Common Stock was $0.92 on such date.
                           -----

               DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held in December 1999, are incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I


Item 1.  Business.........................................................   3
          Overview and Recent Developments................................   3
          Strategy and Competitive Conditions.............................   4
          Retail Distribution Network.....................................   5
          Services and Products...........................................   6
                Network Management Services...............................   6
                Call Services.............................................   6
                Direct Dial Services......................................   7
                Sales.....................................................   8
                Electronic Commerce Via Internet..........................   8
          Network.........................................................   9
          Year 2000 Issue.................................................   9
          Licenses/Regulatory.............................................  10
          Employees.......................................................  11
          Additional Risk Factors.........................................  11
Item 2.  Properties.......................................................  15
Item 3.  Legal Proceedings................................................  15
Item 4.  Submission of Matters to a Vote of Security Holders..............  16

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters..............................................  16
Item 6.  Selected Financial and Operating Data............................  17
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  17
          General.........................................................  17
          Results of Operations...........................................  19
          Liquidity and Capital Resources.................................  23
          Inflation/Foreign Currency......................................  25
          Seasonality.....................................................  25
          Year 2000 Compliance............................................  25
Item 8.  Financial Statements and Supplementary Data......................  26
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures...........................................  52

                                    PART III

Item 10.  Directors and Officers of the Registrant........................  52
Item 11.  Executive Compensation..........................................  52
Item 12.  Security Ownership of Certain Beneficial Owners and Management..  52
Item 13.  Certain Relationships and Related Transactions..................  52

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K........................................................  52

     This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. "Forward looking statements" are those statements that describe management's beliefs and expectations about the future. We have identified forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "may," "expect," and "intend." Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the Additional Risk Factors section of this Annual Report and other documents filed with the Securities and Exchange Commission. Therefore, these types of statements may prove to be incorrect. We do not promise to update any forward-looking statements, even if new information or future events indicate that these statements will prove to be incorrect.

                                    PART I.
                                    -------

ITEM I.    BUSINESS
-------    ---------

Overview and Recent Developments
--------------------------------

     The Company is a telecommunications provider, focusing on the market for wholesale and retail services between the United States and Latin America, and within Latin America. Most of the Company's current operations involve services between the U.S. and Mexico or within Mexico. The Company owns various transmission facilities, including teleports and switching facilities, and leases facilities of other providers as necessary to complete its network. The Company's subsidiary GlobalSCAPE, Inc. distributes Internet productivity software.

     The Company began operations in 1994 as a Canadian holding company, Latcomm International, Inc. with a Texas operating subsidiary, Latin America Telecomm,
Inc.   Both corporations were renamed "American TeleSource International, Inc."
in 1994.   In May 1998, the Canadian corporation completed a share exchange with a newly formed Delaware corporation, also called American TeleSource International, Inc., which resulted in the Canadian corporation becoming the wholly owned subsidiary of the Delaware corporation. The Company's principal operating subsidiaries are:

     . American TeleSource International de Mexico, S.A. de C.V. ("ATSI Mexico"), which was formed in 1995 to support the Company's operations in Mexico, and performs regulatory, sales, marketing, planning, and technical maintenance services.

     . Sistema de Telefonia Computarizada, S.A. de C.V. ("Sistecom"), which the Company acquired in August, 1997; this subsidiary owns 126 casetas in 66 cities in Mexico;

     . Servicios de Infraestructura, S.A. de C.V. ("Sinfra"), which the Company acquired in June, 1997; this subsidiary owns certain transmission equipment and valuable long term licenses in Mexico;

     . TeleSpan, Inc. ("TeleSpan"), which was formed in February, 1998 to carry the Company's wholesale and private network services traffic between the U.S. and Latin America; and

     . GlobalSCAPE, Inc. ("GlobalSCAPE"), which was formed in April 1996 to implement Internet strategies which are not currently consistent with the Company's core business.

Recent Developments
-------------------

     During its fiscal year ending July 31, 1999, the Company:

     . executed a Marketing Agreement with American Telephone and Telegraph Company ("AT&T"), providing for the Company's pay telephones in Mexico to be programmed with an AT&T "hot button." The Company receives a commission each time a pay telephone customer uses the hot button to access the AT&T network;

     . signed an Interconnection Agreement with Bestel S.A. de C.V., further diversifying the Company's route choices in Mexico;

     . secured a three year lease of fiber optic cable from Bestel S.A. de C.V. and began transporting increased wholesale volume over this route;

     . commissioned its new Nortel/TM/ International Gateway DMS 300/250 switch located in Dallas;

     . executed an interconnection agreement with Radiografica Costarricense, S.A. ("RACSA"), a division of Instituto Costarricense de Electricidad, the Costa Rican telephone company enabling the Company to interconnect to the RACSA frame relay network "cloud" in Costa Rica, and provide high quality, low cost connectivity via this protocol throughout the Central American Region, Mexico and the United States

     . applied for a long distance concession from the Mexican government which, if granted, will permit the Company to carry its own intra-Mexico long distance traffic and interconnect directly with the local Mexican network, thereby substantially reducing costs

     In fiscal year 1999 GlobalSCAPE acquired the ownership of its flagship software product, CuteFTP/TM,, from its original author, and subsequently executed an agreement with Tech Data Corporation for distribution of CuteFTP in 209 CompUSA stores nationwide. GlobalSCAPE also released two new Internet productivity software products, CuteHTML/TM/ and CuteMAP/TM/. Subsequent to July 31, 1999, GloblaSCAPE signed an agreement with Lycos, Inc. ("Lycos") to distribute CuteFTP over the Lycos network.

Strategy and Competitive Conditions
-----------------------------------

     The Company's strategy is to position itself to take advantage of the de-monopolization of the Latin American telecommunications market, as well as the
increasing demand for services in this market.   Historically,
telecommunications services in Latin America have been provided by state-run companies operating as a legal or de facto monopoly. Although these companies failed to satisfy the demand for services in their countries, the regulatory scheme effectively precluded competition by foreign carriers. Currently, there is a trend toward demonopolization of the telecommunications industry in Latin America, and many of these countries are in various stages of migration toward a competitive, multi-carrier market.

     At the same time that Latin American markets have been opening up, the demand for telecommunications services between the United States and Latin America (particularly Mexico) has been strengthened by:

     .  rapid growth of the Latino segment of the United States population
     . increase in trade and travel between Latin America and the United States . increase in "line density" (the build out of local networks and corresponding increase in the number of telephones in homes and businesses) in Latin countries
     . proliferation of communications devices such as faxes, mobile phones, pagers, and personal computers
     .  declining rates for services as a result of increased competition.

     In addition, technological advances have provided emerging carriers with the means to provide high quality transmission on a cost-effective basis. "Packet switching" networks, which allow voice and data to be carried on the same network, are replacing traditional circuit-switched systems.

     The Company has focused most of its efforts on Mexico, but has some operations in Costa Rica, El Salvador, and Guatemala and intends to expand its services as regulatory and market conditions permit. Ultimately the Company would like to provide services throughout Latin America.

     Strategy and Competitive Conditions - Mexican Market. Telefonos de Mexico ("Telmex") had a legal franchise to control the entire market for local and long distance telecommunications in Mexico until June of 1995, when new laws began to open the market to effective competition. In January 1997, the Mexican government began granting concessions to provide long distance service to competing companies, and has licensed at least 15 new long distance providers. Several of these new concessionaires are Mexican based affiliates of top tier U.S. Carriers (e.g. MCI/Worldcom, Inc. and AT&T). Although the Mexican government has also licensed nine new local competitors, the build out of additional local infrastructure is just beginning, and the local network in Mexico is still dominated by Telmex. The Company began assembling a framework of licenses, interconnection and service agreements, network facilities, and distribution channels in Mexico in 1994 in anticipation of the demonoplization of this market. In 1994, the Company began providing private network services between the U.S. and Mexico via satellite. Since then, the Company has established a retail distribution network in Mexico through the acquisition of public payphones and casetas, has entered the U.S. wholesale market for termination services to Mexico, and has begun implementation of a U.S. retail strategy through the introduction of its presubscribed and dial around services
targeted to the Latino market in the U.S.   The Company has also invested in its
own
transmission facilities, beginning in 1994 with satellite teleport equipment, and most recently with the acquisition of a new Nortel International Gateway Switch and the deployment of packet switching technology in its network. As true competition has emerged, the Company has been able to negotiate increasingly more favorable rates for local network interconnection and long distance services with the newly licensed long distance carriers. In fiscal year 1999 the Company applied for its own long distance concession, which, if granted, will permit the Company to interconnect directly with the local network and build out its own long distance network, thereby reducing costs further. The Company believes that its establishment of a solid framework of licenses, proprietary network and favorable interconnection agreements has positioned it to take advantage of the benefits to be reaped as the Mexican telecommunications industry enters a truly competitive phase. The Company believes that it has a clear competitive advantage over pure resellers, and that it has overcome significant hurdles that are a barrier to entry in this market even for large carriers. The Company intends to use its framework to capture increased amounts of the communications traffic in the Mexican market.

       Retail. Although Telmex and several large U.S. based carriers (with their Mexican affiliates) are active participants in the Mexican retail market, the Company believes that these carriers will focus on the most lucrative sectors of the market, leaving many opportunities to further develop the large portion of the market that continues to be underserved, both in the U.S. and Mexico. The Company will devote most of its new resources on deploying innovative new public and prepaid services targeted to the consumer market, and in particular services which incorporate the Company's "borderless" concept of seamless function, regardless of the user's location north or south of the U.S./Mexico border. The Company will use its existing retail distribution network, and may pursue acquisitions of established distribution channels from others. The Company believes that its focus on a retail strategy, combined with the cost reductions that will follow the grant of a Mexican long distance license, will permit it to improve overall corporate profit margins and secure a stable customer base.

       Wholesale. The U.S. wholesale market for termination to Mexico has become increasingly dynamic as competition, call volumes and industry capacity
along U.S. -Mexico routes have all increased.   Although the Company increased
the volume of wholesale minutes it transmitted to Mexico during fiscal year 1999, downward pricing pressure in this market resulted in little additional revenue for these minutes. The Company expects its wholesale volume of traffic transported to increase during the upcoming year as a result of the inauguration of its high quality ATM based fiber route to Mexico in July, 1999. In addition, the Company plans to explore ways to exploit its wholesale operation with out the investment of significant new resources (see Network Management Services-Carrier Services).

       Although the Company has succeeded in obtaining interconnection agreements with various Mexican-based providers that permit the Company to terminate northbound traffic in the U.S., it has not realized substantial revenue from these arrangements. The Company believes that the long distance concession, if obtained, will permit it to lower costs significantly, improving its competitive position in the wholesale market for both north and south bound services.

Retail Distribution Network

     The Company's Mexican retail distribution network consists of communication centers, formerly referred to as casetas, and public pay telephones.

     Casetas. Casetas are indoor calling centers strategically located to serve travelers and the large population of the country who do not have personal telephones. Casetas are a widely recognized and utilized medium in Mexico, but do not currently have a real equivalent in the U.S. The Company's casetas offer local, domestic Mexico and international long distance calling, as well as facsimile service. The Company is the largest caseta operator in Mexico with approximately 126 casetas in 66 cities operating under the trade name
"ComputelTM".   Each location employs at least one attendant, who processes calls, monitors call duration, collects money and runs daily reports on call activity. As compared to public pay telephones, casetas offer privacy and comfort as well as the personalized attention needed by customers who are not accustomed to using a telephone. Key factors favoring the Company over competing caseta operators are the well-recognized Computel name, a reliable platform and billing system, the provision of facsimile services (which are not offered by many other operators) and a larger distribution network. The next largest competitor in Mexico has only 70 locations.

     Using these casetas as the cornerstone, the Company intends to further increase its retail presence in Mexico and the U.S. The next generation caseta will be a "Communication Center" and will offer additional services, such as Internet access and prepaid services. The Company intends to bring the Communication Center concept to strategic markets in the U.S., targeting Mexican nationals and U.S. citizens of Mexican origin who are familiar with the caseta concept and the ComputelTM name. The Communication Centers will be used to distribute "borderless" products that function in the same manner regardless of the users location north or south of the U.S./Mexico border. These products will be targeted to established Latino households, as well as to recent immigrants and transient Latinos who may have acculturation issues, or identity, credit or economic challenges. ATSI believes it will capture customer loyalty by serving these challenged consumers, and will keep their business as they establish households in the U.S.

     The main source of competition for Communication Centers on both sides of the border will be prepaid card services, payphone and prepaid cellular, which are essentially designed for the same target market. There is already a robust market for prepaid calling cards in the U.S. Regulations in Mexico have only recently permitted the use of dial around products from payphones, and the Company expects many more prepaid card vendors to enter that market. The Company is aware of only a limited number of caseta-style call centers in the U.S. located on the East Coast, in Miami and Los Angeles.

     Pay Telephones. The Company also owns and operates approximately 574 pay telephones in various Mexican cities and resort areas, including Acapulco, Cancun, Cozumel, Mazatlan, Puerto Vallarta, Tijuana, Huatulco, Puerto Escondido, Cabo San Lucas, and Puerto Angel. The Company also has pay telephones in the Mexico City airport and Mexico City's mass transit metro system transfer stations. All of the Company's pay telephones are "intelligent" phones, meaning that certain features are fully automated, reducing operating costs. The Company's telephones accept pesos and U.S. quarters. Customers may also access a Company operator for assistance in placing collect, third party, person-to person calls or credit card calls.

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

     As of October 1, 1999, there were 31 authorized payphone providers in Mexico, of which Telmex is the largest. The Company believes it is the second largest provider after Telmex in the tourist markets, where it has focused its efforts. The Company's multi-pay payphones give it a significant advantage over its largest competitor, Telmex, which accepts only pre-paid Telmex calling cards. Vendors of the cards are often difficult to locate and denominations tend to be higher than needed by consumers. Although other companies have plans to install pay telephones, the Company believes that it will be one of the few providers with its own network, allowing it to maintain flexibility with respect to rates.

Services and Products
---------------------

     In the presentation of its financial results, the Company divides its revenues into four categories: Network Management Services, Call Services, Direct Dial Services and Electronic Commerce.

Network Management Services
---------------------------

     The Company offers private network telecommunications services between the United States and Latin America and within Latin America.

Carrier Services
----------------

     The Company offers wholesale termination services to U.S. and Latin American carriers who lack transmission facilities or require additional capacity. Revenues from this service accounted for approximately 41% of overall Company revenues in fiscal 1999. This market experienced tremendous downward pricing pressure during fiscal year 1999 due to a combination of several factors, most notably an increase in the activation of fiber optic cable along U.S.-Mexico routes and regulatory changes which permitted the top tier carriers to lower their international wholesale rates. Therefore, although the Company experienced increased volumes in this line of business during the year, it realized little additional revenue. The Company has seen a substantial increase in volume since it activated its high-quality fiber route in July, 1999, and believes this fiber network will continue to attract increased volumes from top tier carriers. In addition, the Company believes it will generate opportunities to transport traffic for Mexican carriers. The Company should be able to use the increased volumes to negotiate more favorable termination costs in Mexico, and if the Company receives a Mexican long distance concession, it will be able to substantially cut its costs for carrying this traffic.

Private Networks

     The Company offers private communications links for multi-national and Latin American customers who use a high volume of telecommunications services and need greater dependability than is available through public networks. These services include data, voice, and fax transmission as well as videoconferencing and Internet. During fiscal 1999, the Company did not devote significant resources toward the development of this business in Mexico. However, expansion of this line of business is consistent with the Company's plans to build out its network in Mexico, since many of the same facilities that would be used for delivery of retail consumer products could be used for private network services as well.

     The Company has and will continue to use the provision of private network services as an entry into new Latin markets that are in the process of migrating from state-run systems to competitive systems.

The Company competes with MCI/Worldcom, Americatel, Pointe Communications Corporation, and Telscape International Inc., among others, in providing private network services. Factors contributing to the Company's competitiveness in the private network business include reliability, network quality, speed of installation, and in some cases, geography, network size, and hauling capacity. The Company believes it has the reputation as being a responsive service provider capable of processing all types of network traffic.

Call Services
-------------

     The Company's principal Call Service is operator-assistance for international collect, person-to-person, third party, calling card and credit card calls originating in Mexico. The primary source of demand for operator assistance are the Company's pay telephones and casetas in Mexico. The Company also provides operator services for calls originating from payphones and casetas owned by others, hotel and resort operators, and others who control the right to direct operator-assisted calling from groups of telephones. The Company pays these third parties a commission based on the revenue generated by the call traffic they send.

       The Company offers a service by which pin numbers are issued to Latin American travelers that enable them to use their credit cards to place calls through the Company's Call Services Center. (Latin Americans frequently do not have travel calling cards.) The Company also offers travel cards that enable Mexican travelers to use their cellular phones to place international calls to Mexico while in the United States.

     As part of its ongoing efforts to minimize costs, the Company began outsourcing its live operator services in July 1999, and executed an agreement with another operator service provider to handle the Company's call services traffic on a transaction basis. The vendor will continue the Company's practice of providing bilingual service 24 hours per day, 7 days per week.

     As of July 16, 1998, the Company ceased providing operator services for domestic U.S. calls and international calls originating in Jamaica and the Dominican Republic in order to focus on the more profitable Mexican market.

     The Company's owned retail distribution network will continue to generate call services traffic. Competition for traffic from third parties in this market revolves largely around the amount of commissions the operator services provider is willing to pay. The Company is currently focusing more on improving its profitability rather than simply generating additional revenues, and it has therefore lost ground to competitors willing to accept lower profit margins by paying higher commissions. However, the Company believes it has a reputation as a reliable provider, and it is also able to offer the value-added service of intelligent pay telephones in hotel lobbies.

Direct Dial Services

     During fiscal 1999, the Company provided direct dial services (long distance calls which do not require live or automated operator assistance) in both Mexico and, to a lesser extent, the United States. Direct dial calls were generated in Mexico from the Company's own Communications Centers and pay telephones. Consumers visiting these locations can make calls on a "sent paid" basis by making a cash payment at the time the call is placed. In the U.S., the Company provided 1+ and MEXICOnnect (SM) service to residential and business customers in the San Antonio metropolitan area. MEXICOnnect allows customer to dial-around their presubscribed carrier by dialing 10-10-624 + the area code + the telephone number. Under the 1+ program, customers presubscribe to the Company's network for all long distance calls made from their telephone number, eliminating the need to dial any extra digits to reach the Company's network.

     In Mexico, the Company competes with other companies who have a comercializadora license for sent paid traffic. The comercializadora allows companies to interconnect with the local telecommunications infrastructure in order to resell local and long distance services from public telephones. In the U.S., the Company competes with large carriers such as AT&T, MCI/Worldcom, and Sprint Communications Company, L.P. ("Sprint") as well as numerous smaller companies for presubscribed long distance. Price remains a primary concern for many consumers since the technology is not distinguishable from one provider to another. The Company is focused on the Latino market and offers an aggressive international rate to Mexico as well as competitive domestic rates. Unlike many other long distance providers, the Company's charges are included on the customer's bill from the local phone company. The Company also offers the convenience of bilingual customer service. The Company believes that it will be able to expand its presubscribed customer base by using U.S. Communication Centers as magnets to attract underserved Latino customers to the Company's products.

     There are numerous dial-around products on the market, offered by small and large companies, and by long distance resellers as well as facilities-based carriers. MEXICOnnect's competitive advantage is its focus on the Latino market, and the elimination of per call minimums, monthly access fees, surcharges, and other types of restrictions and small print that make dial-around discounts deceiving. In comparison to long distance resellers, the Company has greater flexibility in adjusting rates, as it has greater control over its own network.


Sales

     Direct dial sales are supervised by the Senior Vice President, Sales and Marketing based in San Antonio. U.S. domestic carrier sales are supervised by the Senior Vice President, Sales and Marketing in San Antonio. Mexican carrier sales are also supervised by the Senior Vice President, Sales and Marketing in San Antonio, who is assisted by the Director General (President) of ATSI-Mexico. The Director of Central American operations, based in San Jose, Costa Rica, manages the Central American carrier and private network accounts under the supervision of the Senior Vice President, Sales and Marketing in San Antonio. Payphone, hospitality and aggregator sales are managed from ATSI-Mexico with supervision from the Senior Vice President, Sales and Marketing in San Antonio. Communication center's sales efforts are managed from Computel's offices in Guadalajara with oversight from ATSI-Mexico in Mexico City. The Company is in the process of consolidating the operations of Computel and ATSI-Mexico.

Electronic Commerce via Internet

     GlobalSCAPE was formed in April 1996 to implement Internet related strategies that are not complementary to the Company's core business. GlobalSCAPE's revenues are attributable to sales of Internet productivity software, primarily its flagship product CuteFTP/TM/ which it has historically distributed via its web site. GlobalSCAPE operates autonomously, generating substantially all funds for its development and expansion internally from its own operations. In January 1999 GlobalSCAPE acquired ownership of CuteFTP from its original author, and subsequently released an enhanced new version. GlobalSCAPE also released two new products, CuteHTML/TM/ and CuteMAP/TM/. Also in fiscal 1999, GlobalSCAPE began distributing CuteFTP in CompUSA stores, and began realizing revenue from advertisements placed in its software. Subsequent to July 31, 1999, GlobalSCAPE has executed an agreement with Lycos to distribute a branded version of CuteFTP over the Lycos network.

     The Company announced in February, 1999 that it was considering a spin off or public offering of GlobalSCAPE's stock, and the Company has retained an investment banking firm to assist it in evaluating these options and other options to finance GlobalSCAPE's continued growth.

     GlobalSCAPE's market includes all computer users on the Internet. GlobalSCAPE's products are distributed as shareware, meaning that users may download and use the products for free on a trial basis for a limited time. After the expiration of the trial period, the user must register the product to be in compliance with the license and to obtain product support. GlobalSCAPE's primary source of revenue is generated through product registration, with additional revenues generated by advertising in the form of ad banners and sponsorships in its "live" software products and on its web site. On a monthly basis, GlobalSCAPE receives approximately 1.2 million unique visitors to its web site and displays more than 15 million in-product and web site ad banners.

     The Company's flagship product, CuteFTP, is a Windows-based file transfer protocol (FTP) utility allowing users the ability to transfer and manage files via the Internet, including MP3's, web pages, software, videos and graphics. The Company believes that CuteFTP has 30% of the U.S. market share for FTP programs. The Company's portfolio of products also includes CuteHTML, an advanced HTML editor for developing web sites, and CuteMAP, an image mapping utility for graphic navigation through web sites, and others in various stages of alpha and beta testing. GlobalSCAPE intends to leverage its strong brand recognition into a full suite of "Cute" products.

     GlobalSCAPE operates in a highly competitive environment with respect to all its products. CuteFTP's primary competitors are WSFTP, FTP Voyager and Bulletproof FTP. While many FTP products have mimicked CuteFTP's features, they are not commercially successful due to their late arrival to the marketplace and lack of support infrastructure. CuteHTML and CuteMAP, although relatively new to the market, have the advantage of being able to piggyback on the success of CuteFTP through product integration and cross-marketing efforts.

Network
--------

     The Company has established a technologically advanced network having an ATM backbone with satellite and fiber optic arms. ATM (or Asynchronous Transfer
Mode) is a packet switching technology that allocates bandwidth on demand for high-speed connection of voice, data and video services. This technology allows the Company to use its switch capacity more efficiently than a circuit-switched system that requires capacity to be dedicated to certain customers regardless of whether they are using it fully. The Company's network also employs compression technology to carry greater volumes on the same facilities. ATM is compatible with Internet protocols and Frame Relay, permitting the Company to explore even more cost-effective transmission methods in the future.

     Generally, the Company's strategy is to use the fiber optic arm to access major metropolitan areas in Mexico and the satellite arm to access semi-rural and smaller metropolitan areas. This hybrid network also offers redundancy that can minimize service interruptions. The Company's fiber route runs from its facility at the Infomart in Dallas, Texas to Mexico City, Mexico. The Company has satellite transmission and receiving equipment in 1) San Antonio, Texas, 2) Mexico City, Monterrey, and Cancun, Mexico, 3) Guatemala City, Guatemala, 4) San Salvador, El Salvador, and 5) San Jose, Costa Rica.

     The Company leases fiber capacity from third parties, primarily Bestel. The Company leases satellite capacity on the Mexican satellites Solidaridad I and II, from Satelites Mexicanos, S.A. de C.V. ("SATMEX").

     The Company owns switching and other equipment in the U.S. and Mexico. In April 1999, the Company began using its new Nortel DMS 300/250 International Gateway Switch in its Dallas location. This advanced switch will permit the Company to deploy the new retail and wholesale products that are key to its competitive strategy.

     All aspects of the Company's owned network facilities are designed to allow for modular expansion, permitting the Company to increase capacity as needed.

     The Company must contract with others to complete the intra-Mexico and domestic U.S. portions of its network. The Company has interconnection and service agreements in place with four Mexican long distance concessionaires, Operadora Protel, S.A. de C.V., Avantel, S.A. de C.V., Miditel, S.A. de C.V. and Bestel, S.A. de C.V. The Company has applied for its own Mexican long distance concession, which will allow it to build out its network in Mexico and to interconnect directly with Telmex and other local carriers, thereby lowering its transmission costs. The Company has interconnection agreements with Radiografica Costarricense, S.A., FT&T, S.A. , and Corporacion Solares, S.A. de C.V. for transmission services in Costa Rica, Guatemala and El Salvador, respectively. In the U.S., the Company purchases long distance capacity from various companies.

     The Company purchases local line access in Mexico for its payphones and casetas from Telmex, and various cellular companies including SOS
Telecomunicaciones, S.A. de C.V., Portatel del Sureste, S.A. de C.V., Movitel del Noreste, S.A. de C.V, and Baja Celular Mexicana, S.A. de C.V.

Year 2000 Issue

     The Company initiated a program to identify and address issues associated with the ability of its date-sensitive information, telephony and business systems to properly recognize the year 2000 in order to avoid interruption of the operation of these systems at the turn of the century. This program is being conducted by the Company's Management Information Systems group, which is coordinating the efforts of internal resources as well as third party vendors in making all of the necessary changes for all management systems and product related infrastructure for the Company's divisions and subsidiaries. The Company believes it is 96% complete in achieving Year 2000 readiness, and will be Year 2000 ready by November 30, 1999. The only significant remaining item is an outstanding issue related to the payroll systems of the Company's Mexican subsidiaries. The Company expects to avoid disruption of its owned information, telephony and business systems as a result of these efforts. However, the Company must rely on the representations and warranties of third parties, including domestic U.S. and foreign carriers of its traffic, in testing for readiness for year 2000 issues and cannot ensure compliance by these parties. The Company has developed contingency plans in areas where it believes there is any significant risk or where a third party has not adequately responded to the Company's inquiries, which includes transitions to other providers.

     The Company believes that a worst case scenario resulting from a Year 2000 related failure would be a temporary disruption of normal business operations. Based upon the work completed to date, the Company believes that such an occurrence is unlikely. However, as stated above, the Company is relying on representations and warranties of third parties who are beyond the Company's control. A disruption of business operations could have a material adverse effect on the Company's financial performance.

     The Company has expended approximately $100,000 in its Year 2000 program to date, and does not expect to experience any material additional cost.

Licenses/Regulatory
--------------------

     The Company's operations are subject to federal, state and foreign laws and regulations.

Federal
-------

     Pursuant to Section 214 of the Communications Act of 1934, the Federal Communications Commission ("FCC") has granted the Company global authority to provide switched international telecommunications services between the U.S. and certain other countries. The Company maintains informational tariffs on file with the FCC for its international retail rates and charges.

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

     The Telecommunications Act of 1996 ("Telecom Act"), which became law in February 1996, was designed to promote competition in all aspects of telecommunications. The FCC has promulgated and continues to promulgate major changes to their telecommunications regulations, many of which will have an impact on the Company. The Company cannot predict the ultimate effect of these various changes. One aspect of the Telecom Act that is of particular importance to the Company is that it allows Bell Operating Companies (BOCs) to offer in-region long distance service once they meet certain requirements. The rules for competition are still being decided by regulators and the courts. Although no BOCs has been permitted to provide in-region long distance service at this time, the Company anticipates that Southwestern Bell may be granted permission in the near term. Given their extensive resources and established customer bases, the entry of the BOCs into the long distance market, specifically the international market, will create increased competition for the Company.

       The International Settlements Policy (the "ISP") governs settlements between U.S. carriers and foreign carriers of the cost of terminating traffic over each other's networks. The FCC recently enacted certain changes in its rules designed to allow U.S. carriers to propose methods to pay for international call termination that deviate from traditional accounting rates and the ISP. The FCC has also established lower benchmarks for the rates that U.S. carriers can pay foreign carriers for the termination of international services. These rule changes have lowered the costs of the Company's top tier competitors and are contributing to the substantial downward pricing pressure facing the Company in the wholesale carrier market.

State

     Many states require telecommunications providers operating within the state to maintain certificates and tariffs with the state regulatory agencies, and to meet various other requirements (e.g. reporting, consumer protection, notification of corporate events). The Company believes it is in compliance with all applicable State laws and regulations governing its services.

Mexico

     The Secretaria de Comunicaciones y Transportes ("SCT") and COFETEL have issued the Company's Mexican subsidiaries the following licenses:

     Comercializadora License - a 20-year license issued in February 1997allowing for nationwide resale of local calling and long distance services from public pay telephones and casetas.

     Teleport and Satellite Network License - a 15-year license issued in May 1994 allowing for transport of voice, data, and video services domestically and internationally. The license allows for the operation of a network utilizing stand-alone VSAT terminals and/or teleport facilities, and interconnection to the public switched network via other licensed carriers. A shared teleport facility enables the Company to provide services to multiple users/customers through a single centralized satellite earth station.

     Packet Switching Network License - a 20-year license issued in October 1994 allowing for the installation and operation of a network interconnecting packet switching nodes via the Company's proprietary network or circuits leased from other licensed carriers. The license supports any type of packet switching technology, and can be utilized in conjunction with the Teleport and Satellite Network License to build a hybrid nationwide network with international access to the U.S.

     Value-Added Service License - an indefinite license allowing the Company to provide a value added network service, such as delivering public access to the Internet.

     Mexico is in the process of revising its regulatory scheme consistent with its new competitive market. Various technical and pricing issues related to interconnections between carriers are the subject of regulatory actions which will effect the competitive environment in ways the Company is not able to determine at this time.


Other Foreign Countries

     In addition to Mexico, the Company currently has operations in Costa Rica, El Salvador, and Guatemala. The telecommunications markets in these countries are in transition from monopolies to functioning, competitive markets. The Company has established a presence in those countries by providing a limited range of services, and intends to expand the services it offers as regulatory
conditions permit.    The Company does not believe that any of its current
operations in those countries requires licensing, and it believes it is in compliance with applicable laws and regulations governing its operations in those countries.

Employees
---------

     At September 1, 1999, the Company (excluding ATSI-Mexico) had 85 full-time employees, of whom 10 were operators, 11 were sales and marketing personnel, and 64 performed operational, technical and administrative functions, and 9 part-time employees, 5 of whom were operators. Of the foregoing, 22 were employed by GlobalSCAPE, and 5 were employed by Sinfra. The Company believes its future success will depend to a large extent on its continued ability to attract and retain highly skilled and qualified employees. The Company considers its employee relations to be good. None of the aforementioned employees belong to labor unions.

       At September 1, 1999, ATSI-Mexico had 465 full-time employees of whom 375 were operators and 90 performed sales, marketing, operational, technical and administrative functions. A portion of ATSI-Mexico's employees, chiefly operators, belong to a union.

                            ADDITIONAL RISK FACTORS
                            -----------------------

       In addition to the risks described above, management of the Company believes the following additional factors are significant.

 . The Company will probably incur losses

  The Company has never been profitable and will probably not become profitable in the near future. The Company has invested and will continue to invest significant amounts of money in its network and personnel in order to maintain and develop the infrastructure it needs to compete in its target markets. The Company must improve cash flow from operations to generate a profit, either by increasing sales or decreasing expenses, or both.

 . The Company may not achieve anticipated sales

  The Company has made a substantial investment in personnel and network equipment to position itself in its target markets and will continue to do so. The Company may not be able to achieve the sales volume needed to make this investment profitable.

 . The Company may not be able to raise additional capital

  In the past the Company has financed its operations almost exclusively through the private sales of securities. Since the Company is losing money, the Company must raise the money it needs to continue operations and expand its network either by selling more securities or borrowing money. The Company may not be able to sell additional securities or borrow money on acceptable terms. Without these additional funds, the Company will not be able to implement its strategy as described in this Annual Report on Form 10K for the future, and the Company will either have to scale back or cease operations. If the Company sells more common stock (or convertible preferred stock) the interest of our existing shareholders will be diluted.

 . The Company's auditors have questioned its viability

  The auditors' opinion on the Company's financial statements as of July 31, 1999, calls attention to substantial doubts as to the Company's ability to continue as a going concern. Our financial statements are prepared on the assumption that the Company will continue in business. They do not contain any adjustments to reflect the uncertainty over our continuing in business.

 . The Company does not expect to pay dividends

  The Company has no plan to pay dividends in the near future.

 . The Company's stock has been a penny stock which is more difficult to sell

  The Company's common stock is a "penny stock," which is relatively more difficult for an investor to sell.

  A "penny stock" is any stock that falls below a selling price of $5.00 per share in the public market. Our common stock has traded below $5.00 per share since it began trading on the NASD Over-the-Counter Bulletin Board in January 1998. It is much more difficult to sell a penny stock than stock that trades on a national market or stock exchange because of the extra steps the broker/dealer must take before selling the stock. A sale of penny stock does not usually take place as quickly as a sale of shares that trade on a national market or stock exchange. An investor may decide to sell stock at a certain price, but by the time the sale is complete, the price of the stock may have fallen to the point that the investor does not achieve the desired result. Also, because of the difficulty in dealing in penny stocks, many broker/dealers are unwilling to participate in buying and selling these shares.

 . The Company's common stock price is volatile

  The Company's common stock price has historically been volatile. Volatility makes it more difficult for a shareholder to sell shares at the desired time and price.

 . The Company's stock price may fall if the Company fails to spin off
  GlobalSCAPE

  The Company announced it is considering a spin off or public offering (or combination of the two) of GlobalSCAPE, and the Company has retained an investment banking firm to evaluate the alternatives in achieving the
  appropriate value for GlobalSCAPE.   If the Company does not complete this
  type of transaction (or if the Company takes too long to complete this
  transaction) the Company's stock price could fall.   This transaction could be
  delayed or cancelled if the Company is unable to find an underwriter, is unable to negotiate a favorable offering price for the stock of GlobalSCAPE, there is a lack of public interest in such a transaction, or management and the Board determine that this transaction involves excessive operational and economic risk.

 . The Company may not successfully compete with others in the industry

  All of the Company's target markets are very competitive.

  The market for wholesale network services is very particularly competitive on the basis of price. The Company currently has seven customers for this service. The volume of business sent by each customer fluctuates, but this traffic is often heavily concentrated among three or four customers. In the past, two of these customers have been responsible for 50% of this traffic. If the Company is not able to continue to offer competitive prices, these customers will find some other suppliers, and the Company will lose a substantial portion of its revenue very quickly. Many of our competitors in this market have more extensive networks than the Company, as well as substantially greater financial, technical and marketing resources. For example, the Company competes with AT&T, MCI/WorldCom and Sprint Communications Company, L.P. ("Sprint") in this market, as well as numerous other large and small companies. Large competitors are able to take advantage of their established customer base to generate economies of scale, substantially lowering their costs. In addition, prices for this service have fallen dramatically in the recent past, and these pricing pressures could continue.

  The Company expects there will continue to be mergers, acquisitions, and joint ventures in our industry creating more large and well-positioned competitors reducing the number of potential customers for the wholesale network services.

  The market for retail services is also extremely competitive. The Company competes with many other companies in this market, including AT&T, MCI/Worlcomm and Sprint. These companies have stronger name recognition and brand loyalty as well as a broader portfolio of services. The Company believes it can successfully compete by targeting the Latino population in the U.S. and by introducing innovative services. Certain larger companies, however, have also announced they intend to enter the Latino market in the U.S. as well. In Mexico, the Company will compete with Telmex which has substantially greater resources than the Company does.

  The telecommunications industry has been characterized by steady technological
  change.   The Company may not be able to raise the money it needs to acquire the new technology necessary to keep its services competitive.

 . The Company may not be able to collect large receivables

  Wholesale network customers generate large receivable balances, often over $500,000 for a two-week period. The Company incurs substantial direct costs to provide this service. since the Company must pay its long distance carriers
  in Mexico to terminate these calls.   If a customer fails to pay a large
  balance on time, the Company will have difficulty paying its carrier in Mexico on time. If long distance providers suspend services, the Company's retail services will be affected as well.

 . Reliance on key personnel

  The Company depends on a small number of key technical and managerial personnel. The Company may not be able to retain these personnel or attract the new personnel the Company needs to attain profitability.

 . The Company may not be able to lease transmission facilities

  The Company does not own all of the transmission facilities it needs to complete calls. For example, although the Company owns the switching and transport equipment needed to receive and transmit calls via satellite and fiber optic cable, the Company neither owns a satellite nor any fiber optic cable, and it must therefore lease transmission capacity from other companies. The Company may not be able to lease facilities at cost-effective rates in the future or enter into contractual arrangements necessary to expand or improve its network as necessary to keep up with technological change.

  There are a limited number of suppliers for the products and services the Company needs to complete its network. The Company may have difficulty finding alternate suppliers if any existing suppliers go out of business or are acquired by the Company's competitors.

  Also if certain current suppliers fail to honor their contractual commitments, the Company could be seriously affected.

 . The Company may not be able to pay suppliers on time

  The Company has not always paid all of its suppliers on time due to temporary cash shortfalls. These suppliers have given payment extensions in the past, but critical suppliers may discontinue service if the Company is not able to make payments on time in the future. In addition, equipment vendors may refuse to provide critical technical support for their products if they are not paid on time under the terms of support arrangements. The Company's ability to make payments on time depends on its ability to raise additional capital or improve cash flow from operations.

 . The Company may not be able to make debt payments on time

  The Company has borrowed money to purchase some of its significant equipment. The lenders have a security interest in the equipment to secure repayment of the debt. This means that the lenders may take possession of the equipment and sell it to repay the debt if the Company does not make payments on time. The Company has not always paid all of its equipment lenders on time due to temporary cash shortfalls. These lenders have given payment extensions in the past, but they may exercise their right to take possession of certain critical equipment if the Company is not able to make payments on time in the future. The Company's ability to make our payments on time depends on its ability to raise additional capital or improve cash flow from operations.

 . The Company may have service interruptions and problems with the quality of transmission

  To retain and attract customers, the Company must keep its network operational 24 hours per day, 365 days per year. The Company has experienced service interruptions and other problems affecting the quality of voice and data transmission. To date, these problems have been temporary. The Company may experience more serious problems. In addition to the normal risks any telecommunications company faces (such fire, flood, power failure, equipment failure), the Company may have a serious problem if a meteor or space debris strikes the satellite that transmits our traffic, or a volcanic eruption or earthquake interferes with our operations in Mexico City. The Company has the ability to transmit calls via either the satellite or fiber optic portion of its network, and this redundancy should provide protection if there is a problem with one portion of the network. However, a significant amount of time could pass before the Company could re-route traffic from one portion of the network to the other, and there may not be sufficient capacity on only one portion of the network to carry all of the Company's traffic at any given time.

  To stay competitive, the Company will continue to integrate the latest technologies into its network. The risk of network problems increases during periods of expansion and transition to new technologies.

 . Changes in telecommunications regulations may harm our competitive position

  The telecommunications industry in the United States is regulated by the FCC and by the public utilities commissions in the various states. As a result of the deregulation required by the Telecommunications Act of 1996, the FCC has issued, and continues to issue, major changes to their regulations. These new regulations have significantly changed and will continue to change the competitive environment. For example, FCC regulations now permit the regional Bell operating companies (former local telephone monopolies such as Southwestern Bell) to enter the long distance market if certain conditions are met. The entry of these formidable competitors into the long distance market will make it more difficult for us to establish a retail customer base. Other new regulations affect the pricing for services the Company purchases from others. Pricing changes could put us at a relative disadvantage to larger
  competitors.   The Company cannot predict what other changes there may be in the regulations or what effect these changes will have on the Company's targeted markets.

  The Mexican telecommunications industry has gone through the process of de-monopolization, and ongoing regulatory changes, and new laws and regulations there could affect the Company's target markets. These regulatory changes may not continue to improve market conditions and, even if they do, the Company may not have the opportunity to provide additional telecommunications services within Mexico and between Mexico and other countries. The international telecommunications industry is also governed by foreign laws and treaties between the United States and other countries. Changes in these laws or treaties may also affect the competitive environment.

 . Compliance with laws and regulations could be challenged

  The Company believes it and its subsidiaries are in compliance with all domestic and foreign telecommunications laws governing our current business. Government enforcement and interpretation of the telecommunications laws and licenses is, however, unpredictable and is often based on informal views of
  government officials and ministries.   This is particularly true in Mexico and
  certain of our target Latin American markets, where government officials and ministries may be subject to influence by the former telecommunications monopoly, such as Telmex. This means compliance with the laws may be challenged. It could be very expensive to defend this type of challenge, and the Company might not win. If the Company were found to have violated the laws governing our business, the Company could be fined or denied the right to offer services. To our knowledge, the Company is not currently subject to any regulatory inquiry or investigation.

 . The Company may not be able to obtain new licenses the Company needs to reduce costs and expand our network

  Complete fulfillment of the Company's strategy requires a long distance concession from the Mexican government. The Company may not be able to obtain this concession, and if the Company does not obtain this concession, the Company may not be able to fully implement its strategy for the future or continue to offer services at competitive prices. The Company's strategy is to expand into other Latin American countries as regulatory conditions in those countries in permit. The Company may not be able to obtain the licenses the Company needs for this expansion.

 . Operations may be interrupted by the Year 2000 problem

  The Year 2000 problem is the result of computer programs that were designed to use two digits rather than four to specify the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in miscalculations or major system failures that could cause disruptions in our operations, including the inability to process call billing records. The Company has implemented a comprehensive Year 2000 plan to assess our internal readiness and the readiness of our suppliers. The Company has identified some software applications that must be upgraded to avoid a disruption in our operations, but the Company expects to have those upgrades installed by November 30, 1999. Although the Company has received satisfactory responses from our suppliers regarding their Year 2000 readiness, the Company does not control them. Their systems may be affected by the Year 2000 problem. If any of our critical suppliers fails to perform because of the Year 2000 problem, the Company could suffer a serious interruption in service.

 . Operations may be affected by political changes in Mexico and other Latin
  American countries

  The majority of our foreign operations are in Mexico. The political and economic climate in Mexico and other Latin American countries is more uncertain than in the United States and unfavorable changes could have a direct impact on our operations in Mexico. For example, a newly elected set of government officials could decide to quickly reverse the deregulation of the Mexican telecommunications industry economy and take steps such as seizing our property, revoking our licenses, or modifying our contracts with Mexican suppliers. A period of poor economic performance could reduce the demand for our services in Mexico. There might be trade disputes between the United States and Mexico that result in trade barriers such as additional taxes on
  our services.   The Mexican government might also decide to restrict the
  conversion of pesos into dollars or restrict the transfer of dollars out of Mexico.

  These types of changes, whether they occur or are only threatened, would also make it more difficult for us to obtain financing in the United States.

 . If the value of the Mexican Peso declines relative to the Dollar, the Company will have decreased earnings as stated Dollars

  Approximately 20% of ATSI's revenue is collected in Mexican Pesos. If the value of the Peso relative to the Dollar declines, (that is if Pesos are convertible into fewer Dollars) then our earnings, which are stated in dollars, will decline. The Company does not engage in any type of hedging transactions to minimize this risk and does not intend to do so.


ITEM 2.  PROPERTIES

  The Company's executive offices, principal teleport facility and control center are located at its leased facility in San Antonio, Texas, consisting of 11,819 square feet. The lease expires August 2002, and has two five-year renewal options. The Company pays annual rent of $98,452 (increasing to $107,789 per year for the last year) under the lease and is responsible for taxes and insurance. GlobalSCAPE, Inc.'s offices are located at its leased facility in San Antonio, Texas, consisting of 5,401 square feet. The lease expires January 31, 2001. GlobalSCAPE, Inc. pays annual rent of $87,496 per year and is responsible for taxes and insurance.

  Subsequent to year-end, the Company and GlobalSCAPE entered into agreements for new office space beginning in December of 1999. Both agreements are for a period of eight and a half-years with rent deferred for the first six months of the agreement. The Company's facility will consist of 26,250 square feet with annual rent of $311,850 per year while GlobalSCAPE's facility will consist of 14,553 square feet with annual rent of $174,636 per year. Management believes its leased facilities are suitable and adequate for their intended use.


ITEM 3.  LEGAL PROCEEDINGS

     On January 29, 1999, one of the Company's customers, Twister Communications, Inc. filed a Demand for Arbitration seeking damages for breach of contract. The customer claims that the Company wrongfully terminated an International Carrier Services Agreement executed by the parties in June 1998 under which the Company provided wholesale carrier services from June 1998 to January 1999. The customer's claims for damages represent amounts that it claims it had to pay in order to replace the service provided by the Company. The Company disputes that it terminated the contract wrongfully and asserts that the customer breached the agreement by failing to pay for services rendered and by intentionally making false representation regarding its traffic patterns and on March 3, 1999 filed a Demand for Arbitration seeking damages for breach of contract in an amount equal to the amounts due to the Company for services rendered plus interest, plus additional damages for fraud. An arbitration panel was selected and the parties are now completing written discovery.

     While the Company believes that it has a justifiable basis for its arbitration demand and that it will be able to resolve the dispute without a material adverse effect on the Company's financial condition; until the arbitration proceedings take place, the Company can not reasonably estimate the possible loss, if any, and there can be no assurance that the resolution of this dispute would not have an adverse effect on the Company's results of operations.

     On June 16, 1999, the Company initiated a lawsuit against one of its vendors claiming misrepresentation and breach of conduct. Under an agreement the Company signed in late 1998, the vendor was to provide quality fiber optic capacity in January 1999. The delivery of the route in early 1999 was a significant component of the Company's operational and sales goal for the year and the failure of its vendor to provide the capacity led to the Company negotiating an alternative agreement with Bestel, S.A. de C.V. at a higher cost. While the total economic impact is still being assessed, the Company believes lost revenues and incremental costs are in excess of $15 million. While the Company's contract contains certain limitations regarding the type and amounts of damages that can be pursued, the Company has authorized its attorneys to pursue all relief to which it is entitled under law. As such, the Company can not reasonably estimate the ultimate outcome of this lawsuit nor the additional costs that may be incurred in the pursuit of its case.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submission of matters to a vote of security holders during the fourth quarter of the Company's fiscal year.

                                    PART II.
                                    --------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the NASD: OTCBB under the symbol "AMTI". Prior to December 1997, the Company's Common Stock was traded on the Canadian Dealing Network under the symbol ATIL.CDN. The table below sets forth the high and low bid prices for the Common Stock from August 1, 1997 through December 21, 1997 as reported by the Canadian Dealing Network and from December 22, 1997 through October 25, 1999 as reported by NASD: OTCBB. These price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

          Fiscal 1998             High       Low
          ----------------------------------------
          First - .............$ 3 1/4      $ 1 3/8
          Second - ............$ 3 7/16     $ 2
          Third - .............$ 3 1/2      $ 1 5/7
          Fourth - ............$ 2 1/4      $ 3/4

          Fiscal 1999             High        Low
          ----------------------------------------
          First - .............$ 1 1/8      $ 15/32
          Second - ............$ 1 9/32     $ 3/4
          Third - .............$ 1 13/64    $ 5/8
          Fourth - ............$ 1 53/64    $ 1 1/32

          Fiscal 2000              High       Low
          ----------------------------------------
          First - through
          October 25, 1999)......$ 1 11/32   $ 45/64

     At October 25, 1999 the closing price of the Company's Common Stock as reported by NSD:OTCBB was $0.92 per share. As of October 25, 1999, the Company had approximately 5,000 stockholders, including both beneficial and registered owners. ATSI has not paid dividends on its common stock the past three years and does not expect to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.

  The following selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere herein.

                                                                        Years ended July 31,
                                                                        --------------------
                                                         1995        1996        1997       1998       1999
                                                      ----------  ----------  ----------  ---------  ---------
                                                            (In thousands of $, except per share data)
Consolidated Statement of Operations
Data:
Operating revenues:
 Call services                                             $4,470     $10,807     $12,545     $13,547      $ 6,602
 Direct dial services                                           -           -       1,421       6,085        6,024
 Network management services                                  318       2,614       1,698      13,362       19,250
 Internet e-commerce                                            -          54         564       1,526        2,642
 Total operating revenues                                   4,788      13,475      16,228      34,520       34,518
                                                       ----------  ----------  ----------   ---------    ---------
Operating expenses:
 Cost of services                                           4,061      10,833      12,792      22,287       21,312
 Selling, general and administrative                        2,196       3,876       6,312      12,853       12,652
 Bad debt                                                     340         554         735       1,024        2,346
 Depreciation and amortization                                141         281         591       1,822        3,248
                                                       ----------  ----------  ----------   ---------    ---------
 Total operating expenses                                   6,738      15,544      20,430      37,986       39,558
 Loss from operations                                      (1,950)     (2,069)     (4,202)     (3,466)      (5,040)
                                                       ----------  ----------  ----------   ---------    ---------
 Net loss                                                 $(2,004)    $(2,205)    $(4,695)    $(5,094)     $(7,591)
                                                       ----------  ----------  ----------   ---------    ---------
Per share information:
 Net loss                                                 $ (0.14)    $ (0.11)    $ (0.18)    $ (0.12)     $ (0.16)
                                                       ----------  ----------  ----------   ---------    ---------
 Weighted average common shares outstanding                13,922      19,928      26,807      41,093       47,467
                                                       ----------  ----------  ----------   ---------    ---------
Consolidated Balance Sheet Data:
 Working capital (deficit)                                 $ (446)     $ (592)    $   195     $(5,687)     $(6,910)
 Current assets                                             1,088       1,789       5,989       5,683        5,059
 Total assets                                               2,766       4,348      15,821      24,251       24,154
 Long-term obligations, including current portion             133         604       3,912       8,303       10,168
 Total stockholders' equity                                 1,231       1,629       6,936       7,087        6,137



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: Certain Statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Securities Act. See page 2 for additional factors relating to such statements.

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the three fiscal years ended July 31, 1997, 1998, and 1999. It should be read in conjunction with the Consolidated Financial Statements of the Company, the Notes thereto and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, references to year periods refer to the Company's fiscal year ended July 31.

General

     The Company's mission is to employ leading-edge technologies for delivery of exceptional telecommunication services to underserved Latino markets in the U.S. and Latin America emphasizing convenience, accessibility, quality, reliability, and affordability, while continually seeking to add value through
new and innovative products and services.   Utilizing a framework of licenses,
interconnection and service agreements, network facilities and retail distribution channels (hereinafter collectively referred to as the "framework"), the Company is primarily focused on capturing market share in the international telecommunications corridor between the United States and Mexico. Even with poor phone-line penetration, the Company's research indicates that Mexico may exchange more international traffic with the U.S. than any other country in the world within the next two years. As the regulatory environments allow, the Company also plans to establish framework in other Latin American countries as well. In addition to the U.S. and Mexico, the Company currently owns or has rights to use facilities in and has strategic relationships with carriers in Costa Rica, El Salvador, and Guatemala.

     Utilizing the framework described above, the Company provides local, domestic long distance and international calls from its own public telephones and casetas within Mexico, and provides similar services to some third party-owned casetas, public telephones and hotels in Mexico. Consumers visiting a Company-owned communication center or public telephone may dial directly to the desired party in exchange for cash payment, or can charge the call to a U.S. address (collect, person-to-person, etc.) or calling card, or to a U.S. dollar-denominated credit card with the assistance of an operator. In July 1998, the Company began providing domestic U.S. and international call services to Mexico to residential customers on a limited basis in the U.S. Callers may either pre-subscribe to the Company's one-plus residential service, or dial around their pre-subscribed carrier by dialing 10-10-624, plus the area code and desired
number.   Where possible, these retail calls are transported over the Company's own network infrastructure.

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

     The Company is also the sole owner of GlobalSCAPE, Inc., which is rapidly becoming a leader in electronic commerce of top Internet-based software, utilizing the Web as an integral component of its development, marketing, distribution and customer relationship strategies. Utilizing CuteFTP as its flagship product, GlobalSCAPE has a user base of approximately 7.5 million users as of July 31, 1999.

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has a working capital deficit as of July 31, 1999. Additionally, the Company has had recurring negative cash flows from operations with the exception of a three month period ended January 31, 1998. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, the Company expects improved
results of operations and liquidity in fiscal 2000.   However, no assurance may
be given that this will be the case.

Results of Operations

     The following table sets forth certain items included in the Company's results of operations in thousands of dollar amounts and as a percentage of total revenues for the years ended July 31, 1997, 1998 and 1999.

                                                                                Year Ended July 31,
                                               -----------------------------------------------------------------------------------
                                                       1997                            1998                           1999
                                               ----------------------       ------------------------      -----------------------
                                                  $             %               $             %               $            %
                                                 ---           ---             ---           ---             ---          ---
Operating revenues
------------------
Network management services                     $ 1,698          11%          $13,362           39%        $19,250          56%
Call services                                   $12,545          77%          $13,547           39%        $ 6,602          19%
Direct dial services                            $ 1,421           9%          $ 6,085           18%        $ 6,024          17%
Internet e-commerce                             $   564           3%          $ 1,526            4%        $ 2,642           8%
                                             ----------                    ----------                   ----------
Total operating revenues                        $16,228         100%          $34,520          100%        $34,518         100%

Cost of services                                $12,792          79%          $22,287           65%        $21,312          62%
                                             ----------                    ----------                   ----------

Gross margin                                    $ 3,436          21%          $12,233           35%        $13,206          38%

Selling, general and
  Administrative expenses                       $ 6,312          39%          $12,853           37%        $12,652          37%

Bad debt expenses                               $   735           4%          $ 1,024            3%        $ 2,346           6%

Depreciation and amortization                   $   591           4%          $ 1,822            5%        $ 3,248          10%
                                             ----------                    ----------                   ----------

Operating loss                                  $(4,202)        -26%          $(3,466)         -10%        $(5,040)        -15%

Other, net                                      $  (493)         -3%          $(1,628)          -5%        $(1,696)         -5%
                                             ----------                    ----------                   ----------

Net loss                                        $(4,695)        -29%          $(5,094)         -15%        $(6,736)        -20%

Less: preferred stock dividends                 $     -           0%          $     -            0%        $  (855)         -2%
                                             ----------                    ----------                   ----------

Net loss to common shareholders                 $(4,695)        -29%          $(5,094)         -15%        $(7,591)        -22%
                                             ==========                    ==========                   ==========


Year ended July 31, 1999 Compared to Year Ended July 31, 1998

     Operating Revenues. Operating revenues were flat between years, due primarily to declines in the Company's call services revenues offset by the growth in the Company's network management and Internet e-commerce services.

     Network management services, which includes both retail and wholesale transport services increased 44%, or $5.9 million from 1998 to 1999. Revenues from the wholesale transport of traffic for U.S.-based carriers increased as the Company processed approximately 78.6 million minutes in 1999 as compared to 46.1 million minutes in 1998. The 70% increase in minutes did not result in a corresponding increase in revenues as competitive and other market factors caused the Company's revenue per minute to decline from period to period. The Company's agreement with Satelites Mexicanos, S.A. de C.V. ("SATMEX"), secured in the fourth quarter of fiscal 1998 allowed the Company to secure and resell additional bandwidth capacity. This increased capacity and flexibility allowed the Company to increase billings to existing corporate clients who previously dealt with SATMEX directly and to add additional retail, corporate clients more quickly.

     Call services revenue decreased approximately $6.9 million, or 51%, between years. This decline is principally attributable to the Company's strategy to focus on providing international call services from its own payphones and communication centers (casetas). In July 1998, the Company ceased providing call services for third-party owned payphones and hotels in the U.S., Jamaica and the Dominican Republic and decreased the level of services provided to third-party owned telephones and hotels in Mexico, as these services did not utilize the Company's core business and the costs associated with further provision of services did not justify keeping the business. For the year ended July 31, 1999, the Company processed approximately 160,000 calls from Mexico as compared to approximately 314,000 for the same period in 1998 and no calls for third-party owned telephones and hotels in the U.S., Jamaica and the Dominican Republic as compared to approximately 350,000 calls in 1998.

     Direct dial service revenues, which are generated by calls processed by the Company without live or automated operator assistance, declined slightly between years. A majority of these revenues, stated in U.S. dollars in the accompanying consolidated financial statements are generated by calls processed by the Company's public telephones and casetas in Mexico in exchange for immediate cash payment in pesos, the local Mexican currency. While the number of these calls and consequently the pesos collected increased between years, those pesos converted into fewer U.S. dollars as the average exchange rate between years went from 8.33 pesos to the dollar for fiscal 1998 to 9.77 pesos to the dollar for fiscal 1999.

     Revenues from GlobalSCAPE, Inc., the Company's e-commerce subsidiary increased approximately $1.1 million or 73% between years. GlobalSCAPE's purchase of the rights to the source code of CuteFTP, its flagship product in January 1999, resulted in an enhanced version of CuteFTP which increased the number of downloads and subsequent purchases. Additionally, GlobalSCAPE began using its Internet presence to produce ad revenues in the fourth quarter of 1999.

     Cost of Services. Cost of services decreased approximately $975,000, or 4% between years, and decreased as a percentage of revenues from 65% to 62%. The decline in cost of services between years was primarily a result of the contributions of GlobalSCAPE. Prior to GlobalSCAPE's purchase of CuteFTP, it was obligated to pay royalties to CuteFTP's original author for the right to sell and distribute CuteFTP. The purchase of the source code eliminated such royalty fees and improved GlobalSCAPE's and the Company's gross margins. Gross margins for the Company's telco operations remained flat at 34% between years, in spite of intense market pressures in the Company's wholesale network transport services. By eliminating and reducing certain call services, such as those offered to third-party owned payphones and hotels in the U.S., Jamaica, the Dominican Republic and Mexico, which did not fully utilize the Company's own network infrastructure, the Company was able to move toward vertical integration of its services and operations and maximize its gross margins using its own network where possible.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased 2%, or approximately $200,000 between year, as the Company did not incur expenses incurred in the prior year associated with its Plan of Arrangement. As a percentage of revenue, these expenses remained flat at 37%. The Company had anticipated that these expenses would decline as a percentage of revenues, but they did not do so in light of the circumstances surrounding the delay of fiber capacity available to the Company. In the fourth quarter of 1999, the Company began to further integrate its two primary operating subsidiaries in Mexico, Computel and ATSI-Mexico as the Company continues to seek ways to lower its SG&A expense levels. Net of non-cash expenses, related to the Company's option plans, SG&A expenses decreased approximately $300,000.

     Bad Debt Expense. Bad Debt Expense increased $1.3 million from fiscal 1998 to fiscal 1999. During the fourth quarter of 1999, the Company established specific bad debt reserves of approximately $1.5 million related to retail and wholesale transport of network management services. While the Company has reserved for these customers, it is actively pursuing collection of amounts owed including legal proceedings specifically related to approximately $1.2 million of the accounts reserved. Excluding these specific reserves, bad debt expense declined both as a % of revenues and in actual dollars between years.

     Depreciation and Amortization. Depreciation and amortization rose approximately $1.4 millon, or 78%, and rose as a percentage of revenues from 5% to 10% between years. The increased depreciation and amortization is attributable to an approximate $2.4 million increase in fixed assets between years as well as increased amortization related to acquisition costs, trademarks and goodwill. The majority of the assets purchased consisted of equipment which added capacity to the Company's existing international network infrastructure including the Network Technologies (N.E.T.) equipment purchased in December 1998 and the Company's new Nortel DMS 250/300 International Gateway switch purchased in January 1999.

     Operating Loss. The Company's operating loss increased $1.6 million from 1998 primarily due to increased depreciation and amortization and increased bad debt expense which more than offset the improvements in gross margin dollars produced from 1998 to 1999.

     Other Income(expense). Other income (expense) decreased approximately $70,000 between years. This decrease was principally attributable to the increase in interest expense from approximately $1.6 million for 1998 to approximately $1.7 million for 1999.

     Preferred Stock Dividends. During fiscal 1999, the Company recorded approximately $855,000 of expense related to cumulative convertible preferred stock. In addition to cumulative dividends on its Series A and Series B Preferred Stock, which are accrued at 10% and 6%, respectively per month, the Company has recorded a discount or "beneficial conversion feature" associated with the issuance of its preferred stock of approximately $1.6 million related to Series A Preferred Stock, which is being amortized over a twelve-month period and $1.1 million related to Series B Preferred Stock, which is being amortized over a three-month period.

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

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses rose 104%, or approximately $6.5 million, from 1997 to 1998. As a percentage of revenue, these expenses decreased from 39% to 37% between years. The growth in dollars between years was caused by the acquisition of Computel, the continued growth of the Company's ATSI-Mexico operations, the expensing of costs related to the Company's planned acquisition of additional concessions from the Mexican regulatory authorities, and the expensing of costs related to the Company's reincorporation from Canada to Delaware. Approximately $890,000 of the increase was due to the acquisition of Computel, which operates approximately 134 retail-based casetas in approximately sixty cities throughout Mexico, and employs in excess of 400 people. In August 1997, ATSI-Mexico expanded its operations and began procuring, installing, operating and maintaining coin-operated, intelligent payphones. During 1998, the Company expensed $631,000 in costs incurred relative to the Company's reincorporation. Approximately $268,000 in expenses were incurred during 1997 relative to the reincorporation.

     Bad Debt Expense. Bad Debt expense increased approximately $300,000 between years but decreased as a % of revenues from 4% to 3%. The principal reason for the improved bad debt expense as a percentage of revenues was the increase in network management services revenues between years.

     Depreciation and Amortization. Depreciation and amortization rose approximately $1.2 millon, or 208%, and rose as a percentage of revenues from 4% to 5% between years. From July 31, 1997 through July 31, 1998, the Company acquired approximately $7.9 million in equipment. Approximately $4.6 million of these assets were acquired through capital lease arrangements. The majority of the assets consisted of equipment that added capacity to the Company's existing international network infrastructure, and intelligent coin telephones that were installed in Mexico. Approximately $1.4 million in fixed assets were acquired subsequent to July 31, 1997 with the acquisition of Computel. The Company also recorded $2.8 million of goodwill during 1998 associated with the purchase of Computel, which is being amortized over a forty-year period.

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

     Selling, General and Administrative Expenses.   SG&A expenses rose 63%, or
approximately $2.4 million between years. If the revenues related to the sale and installation of the network to the Mexican milk producer in fiscal 1996 were excluded, SG&A expenses would have increased as a percentage of overall revenues from 29% to 32%. The increase in SG&A expense is almost entirely due to expanded operations within Mexico and the inclusion of Computel's SG&A expense for the last quarter of fiscal 1997. ATSI-Mexico had less than five employees at the beginning of fiscal 1996 as compared to 36 employees at the end of fiscal 1997. Computel operates 134 casetas in approximately 72 cities throughout Mexico, and has approximately 430 employees.

     Bad Debt Expense. Bad debt expense increased approximately $180,000 between years and remained flat as a percentage of revenues at 4%. The Company incurred greater bad debt expense due to the higher revenue levels between years.

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

Liquidity and Capital Resources

  Because the Company did not produce sufficient gross margin dollars to cover its selling, general and administrative costs, the Company generated negative cash flows from operations during the year ended July 31, 1999 of approximately $3.6 million. This shortfall includes the $1.5 million provision for specific accounts receivable generated during the year for which the Company may not receive any funds.

  The Company's payable and accrued liability position increased from July 31, 1998 to July 31, 1999 as the Company often utilized cash flows produced from financing activities to pay down debt and capital lease obligations before paying vendors or suppliers of services to the Company.

  When possible, the Company arranged capital lease obligations in order to obtain equipment necessary to expand or maintain its operations. During fiscal 1999, the Company was able to secure long-term capital lease arrangements of $2.0 million from NTFC Capital Corporation to cover the acquisition of its Nortel DMS 250/300 switch and $900,000 from Bank Boston Leasing to cover the cost of ATM equipment needed to upgrade its network to a packet-switching environment. As of July 31, 1999 the Company has only utilized approximately $500,000 of the Bank Boston Leasing facility. During the year ended July 31, 1999 the Company acquired approximately $1.0 million in equipment which was not financed. The majority of this equipment was used to maintain or upgrade its network between the U.S. and Mexico.

  In January 1999, GlobalSCAPE purchased the rights to the source code for CuteFTP, its flagship product. Terms of the purchase called for a cash payment of approximately $171,000, which the Company financed through a bank note of $180,000 at an interest rate of prime plus 1%, and twelve monthly payments of principal and interest of $63,000 beginning February 1999. The terms of the note called for principal and interest payments over a two-year period, comprised initially of twelve monthly principal payments of $5,000 plus interest to be followed by twelve monthly principal payments of $10,000 plus interest. GlobalSCAPE paid the monthly amounts owed for these obligations out of recurring cash flows produced from its operations during fiscal 1999, and management anticipates that it will continue to be able to do so during the next fiscal year.

  In addition to the financing by GlobalSCAPE, the Company borrowed $250,000 from officers and directors of the Company that was used for working capital purposes. As of July 31, 1999, a total of $100,000 remained outstanding to two officers of the Company.

  During 1999, the Company stopped factoring a portion of its receivables. At that point, the Company had accumulated an approximate $319,000 balance due to the factoring company. As of July 31, 1999 approximately $137,000 remains outstanding on this balance, which is being paid monthly from cash generated by the Company's call services business.

  The Company paid approximately $941,000 toward its capital lease obligations during fiscal 1999. In an effort to reduce its cash outflows, in May 1999 the Company restructured its capital lease obligation with IBM de Mexico, extending payment of the total obligation over a forty-eight (48) month period. Monthly payments due under the facility with NTFC Capital Corporation are deferred until January 2000.

  In an effort to improve its working capital position, the Company raised approximately $4.2 million from March 1999 through July 1999, net of issuance costs, in private placements of preferred stock, and another $302,000 in a private placement of common stock. Exercises of warrants and options during fiscal 1999 generated an additional approximate $1.3 million in cash proceeds during the year. The majority of the proceeds from these private placements and warrant and option exercises were used to pay vendors and suppliers of services to the Company.

  The net result of the Company's operating, investing and financing activities during the year was a working capital deficit at July 31, 1999 of approximately $6.9 million and cash on hand of approximately $379,000. Included in the Company's current obligations, net of the associated debt discount, are notes payable of $2.2 million which will be due and payable, along with accrued interest of approximately $760,000 in March 2000.

  Although the Company generated cash flows from financings in excess of $6.2 million during fiscal 1999, these proceeds were not sufficient to cover the net cash used in operations, capital expenditures and debt service requirements of approximately $6.9 million incurred during the year. As planned, the Company shifted its focus during the year away from traffic generated outside of its core market of Mexico, and focused on generating and transporting traffic over its own international network infrastructure in order to produce better cash flow results. The result was an increase in wholesale network transport traffic
flowing over the Company's network.   Overall, network services contributed
approximately 56% of overall corporate revenues during the year, as opposed to approximately 39% in fiscal 1998. However, market pressures caused the price at which wholesale network transport services could be sold to decline
approximately 40% during fiscal 1999.   Although the Company was able to reduce
its costs associated with transporting the traffic, the Company produced less dollars of gross margin on a per minute basis than it had in fiscal 1998. GlobalSCAPE's gross margins increased during the year with the purchase of the source code to CuteFTP, but on a consolidated basis the Company was unable to generate the gross margin dollars necessary to cover SG&A costs and all of its debt service requirements.

  As of October 1999, the Company is continuing to experience market pressures on its wholesale network transport services business. In order to produce better cash flows, the Company must focus on keeping its international network between Mexico and the U.S. optimally utilized with a blend of retail and wholesale traffic. Because the Company upgraded its network during fiscal 1999 to an ATM packet-switching environment, the Company feels that it can transport traffic as efficiently as possible in an effort to minimize costs. However, the Company anticipates that pricing pressures will continue in its wholesale transport market, so it will focus its efforts on implementing a retail strategy which targets the growing and underserved Latino markets in both the U.S. and Mexico. Although management does not expect improved results from this effort until the latter stages of fiscal 2000, it believes that its retail strategy combined with the deployment of leading edge technology for communications transport will ultimately bring about improved profitability and sustainable growth in the future.

  In the near term, the Company must continue to manage its costs of providing services and overhead costs as it begins focusing on optimizing use of its network. The Company has applied for a long distance concession in Mexico which, if obtained, the Company believes will eventually allow it to significantly reduce its cost of transporting services. In order for it to significantly reduce costs with the concession, the Company would need to purchase a significant amount of hardware and software, allowing it to expand and operate its own network in Mexico.

  Until the Company is able to produce positive cash flows from operations in an amount sufficient to meet its debt service and capital expenditure requirements, it must be able to access debt and/or equity capital to assist it in doing so, although no assurance may be given that it will be able to do so. In September 1999, the Company issued approximately $500,000 of 6% Series C Preferred Stock on terms substantially similar to those of the Series B Preferred Stock. In an effort to meet its financial needs going forward, the Company has engaged the investment banking firm of Gerard, Klauer Mattison

& Co. ("GKM"). GKM will assist the Company in finding and securing financial and strategic relationships. The Company has also engaged the investment banking firm of SunTrust Equitable Securities to assist it in, among other things, raising private or public funds for GlobalSCAPE. However, there can be no assurance that such funds will be raised.

Inflation/Foreign Currency

     Inflation has not had a significant impact on the Company's operations. With the exception of direct dial services from the Company's casetas and coin operated public telephones, almost all of the Company's revenues are generated and collected in U.S. dollars. Direct dial services from the Company's casetas and public telephones are generally provided on a "sent-paid" basis at the time of the call in exchange for cash payment, so the Company does not maintain receivables on its books that are denominated in pesos. In an effort to reduce foreign currency risk, the Company attempts to convert pesos collected to U.S. dollars quickly and attempts to maintain minimal cash balances denominated in pesos. Some expenses related to certain services provided by the Company are incurred in foreign currencies, primarily Mexican pesos. The devaluation of the Mexican peso over the past several years has not had a material adverse effect on the Company's financial condition or operating results.

Seasonality

     The Company's call service revenues are typically higher on a per phone basis during January through July, the peak tourism months in Mexico.

Year 2000 Compliance

     The Company initiated a program to identify and address issues associated with the ability of its date-sensitive information, telephony and business systems to properly recognize the year 2000 in order to avoid interruption of the operation of these systems at the turn of the century. This program is being conducted by the Company's Management Information Systems group, which is coordinating the efforts of internal resources as well as third party vendors in making all of the necessary changes for all management systems and product related infrastructure for the Company's divisions and subsidiaries. The Company believes it is 96% complete in achieving Year 2000 readiness, and will be Year 2000 ready by November 30, 1999. The only significant remaining item is an outstanding issue related to the payroll systems of the Company's Mexican subsidiaries. The Company expects to avoid disruption of its owned information, telephony and business systems as a result of these efforts. However, the Company must rely on the representations and warranties of third parties, including domestic U.S. and foreign carriers of its traffic, in testing for readiness for year 2000 issues and cannot ensure compliance by these parties. The Company has developed contingency plans in areas where it believes there is any significant risk or where a third party has not adequately responded to the Company's inquiries, which includes transitions to other providers.

     The Company believes that a worst case scenario resulting from a Year 2000 related failure would be a temporary disruption of normal business operations. Based upon the work completed to date, the Company believes that such an occurrence is unlikely. However, as stated above, the Company is relying on representations and warranties of third parties who are beyond the Company's control. A disruption of business operations could have a material adverse effect on the Company's financial performance.

     The Company has expended approximately $100,000 in its Year 2000 program to date, and does not expect to experience any material additional cost.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Consolidated Financial Statements of American TeleSource International, Inc. and Subsidiaries

Report of Independent Public Accountants..................................  27

Consolidated Balance Sheets as of July 31, 1998 and 1999..................  28

Consolidated Statements of Operations for the Years Ended July 31, 1997,
1998 and 1999.............................................................  29

Consolidated Statements of Comprehensive Income (Loss) for the Years
Ended July 31, 1997, 1998 and 1999........................................  30

Consolidated Statements of Stockholders' Equity for the Years Ended
July 31, 1997, 1998 and 1999..............................................  31

Consolidated Statements of Cash Flows for the Years Ended July 31, 1997,
1998 and 1999.............................................................  32

Notes to Consolidated Financial Statements................................  33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of American TeleSource International, Inc.:


We have audited the accompanying consolidated balance sheets of American TeleSource International, Inc. (a Delaware corporation) and subsidiaries (the Company) as of July 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years ended July 31, 1997, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American TeleSource International, Inc. and subsidiaries as of July 31, 1998 and 1999, and the results of their operations and their cash flows for the years ended July 31, 1997, 1998 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit, has suffered recurring losses from operations since inception, has negative cash flows from operations and has limited capital resources available to support further development of its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts including goodwill and other intangibles or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                         /s/ ARTHUR ANDERSEN LLP


San Antonio, Texas
October 5, 1999

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)

                                                                                                        July 31,
                                                                                              ---------------------------
                                                                                                  1998           1999
                                                                                              ------------   ------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                                         $1,091            $379
 Accounts receivable, net of allowance of $209 and $1,600, respectively                             3,748           3,693
 Prepaid expenses and other                                                                           844             987
                                                                                              ------------   ------------
     Total current assets                                                                           5,683           5,059
                                                                                              ------------   ------------

PROPERTY AND EQUIPMENT (At cost):                                                                  14,233          16,669
 Less - Accumulated depreciation and amortization                                                  (2,418)         (4,713)
                                                                                              ------------   ------------
     Net property and equipment                                                                    11,815          11,956
                                                                                              ------------   ------------

OTHER ASSETS, net
 Goodwill, net                                                                                      5,091           5,032
 Contracts, net                                                                                     1,173             703
 Trademarks, net                                                                                        -             789
 Other assets                                                                                         489             615
                                                                                              ------------   ------------
     Total assets                                                                                 $24,251         $24,154
                                                                                              ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                                  $5,683          $4,164
 Accrued liabilities                                                                                2,113           3,239
 Current portion of notes payable                                                                     688             961
 Current portion of convertible long-term debt                                                          -           1,942
 Current portion of obligations under capital leases                                                2,351           1,430
 Deferred revenue                                                                                     535             233
                                                                                              ------------   ------------
     Total current liabilities                                                                     11,370          11,969
                                                                                              ------------   ------------

LONG-TERM LIABILITIES:
 Notes payable, less current portion                                                                  719             312
 Convertible long-term debt, less current portion                                                   1,604               -
 Obligations under capital leases, less current portion                                             2,941           5,523
 Other                                                                                                530             213
                                                                                              ------------   ------------
     Total long-term liabilities                                                                    5,794           6,048
                                                                                              ------------   ------------

COMMITMENTS AND CONTINGENCIES: (See Note 13)

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, no shares issued and outstanding at July 31, 1998
    24,145 shares issued and outstanding at July 31, 1999                                               -               -
    Series B Cumulative Convertible Preferred Stock, 2,000 shares authorized, no shares issued and outstanding at July 31, 1998
    2,000 shares issued and outstanding at July 31, 1999                                                -               -
 Common stock, $0.001 par value, 100,000,000 shares authorized,
      45,603,566 issued and outstanding at July 31, 1998
      48,685,287 issued and outstanding at July 31, 1999                                               46              49
 Additional paid in capital                                                                        22,248          29,399
 Accumulated deficit                                                                              (14,396)        (21,987)
 Deferred compensation                                                                               (667)           (466)
 Cumulative translation adjustment                                                                   (144)           (858)
                                                                                              ------------   ------------
     Total stockholders' equity                                                                     7,087           6,137
                                                                                              ------------   ------------
     Total liabilities and stockholders' equity                                                  $ 24,251        $ 24,154
                                                                                              ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                                          For the Years Ended July 31,
                                                                                1997                1998                 1999
                                                                           -------------         -----------           ---------
OPERATING REVENUES:
  Network management services                                                  $  1,698            $ 13,362            $ 19,250
  Call services                                                                  12,545              13,547               6,602
  Direct dial services                                                            1,421               6,085               6,024
  Internet e-commerce                                                               564               1,526               2,642
                                                                           -------------         -----------           ---------
     Total operating revenues                                                    16,228              34,520              34,518
                                                                           -------------         -----------           ---------

OPERATING EXPENSES:
  Cost of services                                                               12,792              22,287              21,312
  Selling, general and administrative                                             6,312              12,853              12,652
  Bad debt expense                                                                  735               1,024               2,346
  Depreciation and amortization                                                     591               1,822               3,248
                                                                           -------------         -----------           ---------
     Total operating expenses                                                    20,430              37,986              39,558
                                                                           -------------         -----------           ---------

OPERATING LOSS                                                                   (4,202)             (3,466)             (5,040)

OTHER INCOME (EXPENSE):
  Interest income                                                                    27                  76                  59
  Other income                                                                       68                  32                   -
  Other expense                                                                     (27)                (24)                (10)
  Interest expense                                                                 (513)             (1,573)             (1,745)
                                                                           -------------         -----------           ---------
     Total other income (expense)                                                  (445)             (1,489)             (1,696)
                                                                           -------------         -----------           ---------

LOSS BEFORE INCOME TAX EXPENSE
   AND MINORITY INTEREST                                                         (4,647)             (4,955)             (6,736)

FOREIGN INCOME TAX EXPENSE                                                            -                (139)                  -
MINORITY INTEREST                                                                   (48)                  -                   -
                                                                           -------------         -----------           ---------

NET LOSS                                                                        ($4,695)            ($5,094)            ($6,736)

LESS: PREFERRED STOCK DIVIDENDS                                                       -                   -                (855)
                                                                           -------------         -----------           ---------

NET LOSS TO COMMON SHAREHOLDERS                                                 ($4,695)            ($5,094)            ($7,591)
                                                                           =============         ===========           =========

BASIC AND DILUTED LOSS PER SHARE                                                 ($0.18)             ($0.12)             ($0.16)
                                                                           =============         ===========           =========

WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                                                     26,807              41,093              47,467
                                                                           =============         ===========           =========


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (In thousands)

                                                                                   For the Years Ended July 31,
                                                              ----------------------------------------------------------------
                                                                  1997                       1998                     1999
                                                              ------------               ------------             ------------
Net loss                                                           ($4,695)                   ($5,094)                 ($7,591)

     Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                          $12                      ($160)                   ($714)

Comprehensive loss to common stockholders                          ($4,683)                   ($5,254)                 ($8,305)


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                Preferred Shares              Common Stock
                                                            -----------------------      ----------------------     Additional
                                                              Shares        Amount         Shares      Amount    Paid In Capital
                                                            ---------     ---------      ----------   ---------  ---------------
BALANCE, July 31, 1996                                              -     $       -          23,775   $   6,288  $             -
     Issuances of common shares for cash                            -             -           5,760       4,736                -
     Conversion of convertible debt to common shares                -             -           3,612       1,967                -
     Issuance of common shares for acquisition                      -             -           2,716       1,847                -
     Issuances of common shares for services                        -             -             925         154                -
     Deferred compensation                                          -             -               -       1,394                -
     Compensation expense                                           -             -               -           -                -
     Warrants issued with convertible long term debt                -             -               -         990                -
     Cumulative effect of translation adjustment                    -             -               -           -                -
     Net loss                                                       -             -               -           -                -
                                                            ---------     ---------      ----------   ---------  ---------------

BALANCE, July 31, 1997                                              -             -          36,788   $  17,376                -
     Issuances of common shares for cash                            -             -           5,500       3,496                -
     Issuances of common shares for reduction in indebtedness       -             -           2,871       1,076                -
     Conversion of convertible debt to common shares                -             -             200         100                -
     Issuances of common shares for services                        -             -             245         246                -
     Compensation expense                                           -             -               -           -                -
     Cumulative effect of translation adjustment                    -             -               -           -                -
     Exchange of common shares for common stock                     -             -               -     (22,248)          22,248
     Net loss                                                       -             -               -           -                -
                                                            ---------     ---------      ----------   ---------  ---------------

BALANCE, July 31, 1998                                              -             -          45,604   $      46  $        22,248
     Issuances of common shares for cash                            -             -           2,706           3            1,637
     Issuances of common shares for services                        -             -              96           -               40
     Issuances of common shares for acquisition                     -             -             279           -              179
     Issuances of preferred stock                                  26             -               -           -            4,176
     Deferred compensation                                          -             -               -           -              344
     Dividend expense                                               -             -               -           -                -
     Amortization of equity discount                                -             -               -           -              775
     Compensation expense                                           -             -               -           -                -
     Cumulative effect of translation adjustment                    -             -               -           -                -
     Net loss                                                       -             -               -           -                -
                                                            ---------     ---------      ----------   ---------  ---------------
BALANCE, July 31, 1999                                             26             -          48,685   $      49  $        29,399

                                                                                     Cumulative                          Total
                                                                     Accumulated     Translation       Deferred       Stockholders'
                                                                       Deficit       Adjustment      Compensation        Equity
                                                                     -----------     -----------     ------------     -------------
BALANCE, July 31, 1996                                                   ($4,607)    $         4             ($55)    $       1,630
     Issuances of common shares for cash                                       -               -                -             4,736
     Conversion of convertible debt to common shares                           -               -                -             1,967
     Issuance of common shares for acquisition                                 -               -                -             1,847
     Issuances of common shares for services                                   -               -                -               154
     Deferred compensation                                                     -               -           (1,394)                0
     Compensation expense                                                      -               -              295               295
     Warrants issued with convertible long term debt                           -               -                -               990
     Cumulative effect of translation adjustment                               -              12                -                12
     Net loss                                                             (4,695)              -                -            (4,695)
                                                                     -----------     -----------     ------------     -------------

BALANCE, July 31, 1997                                                   ($9,302)    $        16          ($1,154)    $       6,936
     Issuances of common shares for cash                                       -               -                -             3,496
     Issuances of common shares for reduction in indebtedness                  -               -                -             1,076
     Conversion of convertible debt to common shares                           -               -                -               100
     Issuances of common shares for services                                   -               -                -               246
     Compensation expense                                                      -               -              487               487
     Cumulative effect of translation adjustment                               -            (160)               -              (160)
     Exchange of common shares for common stock                                -               -                -                 0
     Net loss                                                             (5,094)              -                -            (5,094)
                                                                     -----------     -----------     ------------     -------------

BALANCE, July 31, 1998                                                  ($14,396)          ($144)           ($667)    $       7,087
     Issuances of common shares for cash                                       -               -                -             1,640
     Issuances of common shares for services                                   -               -                -                40
     Issuances of common shares for acquisition                                -               -                -               179
     Issuances of preferred stock                                              -               -                -             4,176
     Deferred compensation                                                     -               -             (344)                0
     Dividend expense                                                        (80)              -                -               (80)
     Amortization of equity discount                                        (775)              -                -                 0
     Compensation expense                                                      -               -              545               545
     Cumulative effect of translation adjustment                               -            (714)               -              (714)
                                                                     -----------     -----------     ------------     -------------
     Net loss                                                             (6,736)              -                -            (6,736)
BALANCE, July 31, 1999                                                  ($21,987)          ($858)           ($466)    $       6,137
                                                                     ===========     ===========     ============     =============

  The accompanying notes are an integral part of consolidated these financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                               For the Years Ended July 31,
                                                                                         1997            1998            1999
                                                                                     -----------      ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              ($4,695)        ($5,094)         ($6,736)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                                          591           1,822            3,248
     Amortization of debt discount                                                           87             307              346
     Deferred compensation                                                                  295             487              545
     Provision for losses on accounts receivable                                            735           1,024            2,346
     Minority interest                                                                       48               -                -
     Changes in operating assets and liabilities-
       Increase in accounts receivable                                                   (1,983)         (2,723)          (2,207)
       (Increase) decrease in prepaid expenses and other                                   (849)            197           (1,632)
       Increase (decrease) in accounts payable                                           (1,025)          3,479           (1,139)
       Increase (decrease) in accrued liabilities                                           884            (192)           1,857
       Increase (decrease) in deferred revenue                                              378              71             (191)
       Other                                                                                  4               -                -
                                                                                     ----------        --------       ----------
Net cash used in operating activities                                                    (5,530)           (622)          (3,563)
                                                                                     ----------        --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                       (590)         (3,297)            (956)
  Acquisition of business, net of cash acquired                                              73          (2,112)            (171)
  Payments received on notes receivable                                                     101               -                -
                                                                                     ----------        --------       ----------
Net cash used in investing activities                                                      (416)         (5,409)          (1,127)
                                                                                     ----------        --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                                         3,632           2,547              437
   Net increase (decrease) in short-term borrowings                                         281             353             (488)
   Payments on debt                                                                           -          (1,141)            (679)
   Capital lease payments                                                                  (401)         (1,044)            (941)
   Payments on long-term liabilities                                                          -             (67)            (123)
   Proceeds from issuance of preferred stock,
     net of issuance costs                                                                    -               -            4,176
   Proceeds from issuance of common stock,
     net of issuance costs                                                                3,699           4,553            1,596
                                                                                     ----------        --------       ----------
Net cash provided by financing activities                                                 7,211           5,201            3,978
                                                                                     ----------        --------       ----------

NET INCREASE (DECREASE) IN CASH                                                           1,265            (830)            (712)

CASH AND CASH EQUIVALENTS, beginning of period                                              656           1,921            1,091
                                                                                     ----------        --------       ----------
CASH AND CASH EQUIVALENTS, end of period                                                 $1,921          $1,091             $379
                                                                                     ==========        ========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements are those of American TeleSource International, Inc. and its subsidiaries ("ATSI" or the "Company"). The Company was formed on June 6, 1996 under the laws of the state of Delaware for the express purpose of effecting a "Plan of Arrangement" with American TeleSource International, Inc., which was incorporated under the laws of the province of Ontario, Canada (hereinafter referred to as "ATSI-Canada"). The Plan of Arrangement called for the stockholders of ATSI-Canada to exchange their shares on a one-for-one basis for shares of the Company. On April 30, 1998, shareholders of ATSI-Canada approved the Plan of Arrangement, and on May 11, 1998, ATSI-Canada became a wholly owned subsidiary of the Company. The Company is publicly traded on the OTC Bulletin Board under the symbol "AMTI".

     The accompanying consolidated balance sheet dated July 31, 1998 includes the assets, liabilities and shareholders' equity of ATSI-Canada which were transferred to the Company on May 11, 1998, and the accompanying statements of operations for the years ended July 31, 1997 and 1998 include the consolidated operations of ATSI-Canada through May 11, 1998.

     In May 1997, ATSI-Canada entered into an agreement to purchase up to 100% of the outstanding shares of Sistema de Telefonia Computarizada, S.A. de C.V. ("Computel"), the largest privately owned operator of casetas (public calling stations) in Mexico. Under the terms of the agreement, ATSI-Canada acquired 55% of the shares of Computel effective May 1, 1997 and the remaining 45% effective August 28, 1997. As ATSI-Canada acquired majority ownership effective May 1, 1997, the Company has recorded 100% of the net assets and liabilities of Computel as of that date. The Company's consolidated financial statements for the period May 1, 1997 to July 31, 1997 include the impact of the 45% minority ownership interest. For the years ended July 31, 1998 and July 31, 1999, the Company's consolidated financial statements include 100% of the activities of Computel.

     In July 1997, American TeleSource International de Mexico, S.A. de C.V. ("ATSI-Mexico") acquired 100% of the outstanding stock of Servicios de Infraestructura, S.A. de C.V. ("Sinfra"). In April 1998, TeleSpan, Inc. ("Telespan") purchased 100% of the outstanding stock of Sinfra from ATSI-Mexico. In March 1998, ATSI-Delaware acquired 100% of the outstanding stock of Soluciones Internactionales de Mercadeo, S.A. and subsequently changed the name to ATSI de CentroAmerica, S.A.

     Through its subsidiaries, the Company provides retail and wholesale communications services within and between the United States and select markets within Latin America. Utilizing a framework of licenses, interconnection and service agreements, network facilities and distribution channels, the Company aims to provide U.S standards of reliability to Mexico and other markets within Latin America which have historically been underserved by telecommunications monopolies. As of July 31, 1999, the Company's operating subsidiaries are as follows:

     American TeleSource International, Inc. ("ATSI-Texas" a Texas corporation)
     --------------------------------------------------------------------------

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

     American TeleSource International de Mexico, S.A. de C.V.
     ---------------------------------------------------------
             ("ATSI-Mexico" a Mexican corporation)
             -------------------------------------

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

   Computel (a Mexican corporation)
   --------------------------------

   Computel is the largest private operator of casetas in Mexico, operating approximately 126 casetas in 66 cities. Direct dial calls may be made from the casetas using cash or credit cards, and users may use the services of ATSI-Texas to place calls to the U.S. by billing calls to valid third parties, credit cards or calling cards. Computel utilizes telephone lines owned by ATSI-Mexico.

   Sinfra (a Mexican corporation)
   -------------------------------

   Utilizing its 20-year Teleport and Satellite Network license, Sinfra owns and operates the Company's teleport facilities in Cancun, Monterrey and Mexico City, Mexico. These facilities are used for the provision of international private network services. Sinfra also owns a 15-year Packet Switching Network license.

   TeleSpan, Inc. ("TeleSpan" a Texas corporation)
   -----------------------------------------------

   TeleSpan owns and operates the Company's teleport facilities in the United States and Costa Rica. TeleSpan contracts with U.S. based entities and carriers seeking facilities or increased capacity into Mexico, Costa Rica, El Salvador and Guatemala. For network services into Mexico, TeleSpan utilizes facilities owned by Sinfra.

   GlobalScape, Inc. ("GlobalSCAPE" a Texas corporation)
   -----------------------------------------------------

   GlobalSCAPE markets CuteFTP and other digitally downloadable software products and distributes them over the Internet utilizing electronic software distribution ("ESD").

   ATSI de CentroAmerica (a Costa Rican corporation)
   -------------------------------------------------

   ATSI de CentroAmerica markets international private network services in Costa Rica and other Latin American countries and looks to develop corporate development opportunities in Latin American countries through joint ventures and interconnection agreements with existing telecommunication monopolies.


     2. FUTURE OPERATIONS, LIQUIDITY, CAPITAL RESOURCES AND VULNERABILITY DUE TO CERTAIN CONDITIONS

     The accompanying consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to July 31, 1999, the Company has incurred cumulative net losses of $21.9 million. Further, the Company had a working capital deficit of $5.7 million at July 31, 1998 and $6.7 million at July 31, 1999. Further, the Company had negative cash flows from operations of $5.5 million, $.6 million and $3.6 million for the years ended July 31, 1997, 1998 and 1999, respectively. The Company has limited capital resources available to it, and these resources may not be available to support its ongoing operations until such time as the Company is able to generate positive cash flow from operations. There is no assurance the Company will be able to achieve future revenue levels sufficient to support operations or recover its investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders and customers, its ability to obtain capital resources to support operations and its ability to successfully market its services.

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

     Estimates in Financial Statements
     ---------------------------------

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

     Revenue Recognition Policies
     ----------------------------

     The Company recognizes revenue from its call services and direct dial services as such services are performed, net of unbillable calls. Revenue from network management service contracts is recognized when service commences for service commencement fees and monthly thereafter as services are provided. The Company recognizes revenue from equipment sales when the title for the equipment transfers to the customer and from equipment installation projects when they are completed. Revenues related to the Company's Internet product are recognized at the point of delivery, as the Company bears no additional obligation beyond the provision of its software product other than post-contract customer service.

     Foreign Currency Translation
     ----------------------------

     Until January 1, 1999, Mexico's economy was designated as highly inflationary. Generally Accepted Accounting Principles, "GAAP" require the functional currency of highly inflationary economies to be the same as the reporting currency. Accordingly, the consolidated financial statements of ATSI-Mexico and Computel, whose functional currency is the peso, were remeasured from the peso into the U.S. dollar for consolidation. Monetary and nonmonetary assets and liabilities were remeasured into U.S. dollars using current and historical exchange rates, respectively. The operating activities of ATSI-Mexico and Computel were remeasured into U.S. dollars using a weighted-average exchange rate. The resulting translation gains and losses were charged directly to operations. As of January 1, 1999, Mexico's economy was deemed to be no longer highly inflationary. According to GAAP requirements the change from highly inflationary to non-highly inflationary requires that the nonmonetary assets be remeasured using not the historical exchange rates, but the exchange rate in place as of the date the economy changes from highly inflationary to non-highly inflationary. As such, the Company's non-monetary assets in ATSI-Mexico and Computel have been remeasured using the exchange rate as of January 1, 1999. Subsequent to January 1, 1999, monetary assets and non-monetary assets are translated using current exchange rates and operating activity of ATSI-Mexico and Computel are remeasured in to U.S. dollars using a weighted average exchange rate. The effect of these translation adjustments are reflected in the cumulative translation account shown in equity.

     Accounts Receivable
     -------------------

     The Company utilizes the services of credit card processing companies for the billing of commercial credit card calls. The Company receives cash from these calls, net of transaction and billing fees, generally within 20 days from the dates the calls are delivered. All other calls (calling card, collect, person-to-person and third party billed) are billed under an agreement between the Company and a billing clearinghouse. This agreement allows ATSI to submit call detail records to the clearinghouse, which in turn forwards these records to the local telephone company to be billed. The clearinghouse collects the funds from the local telephone company and then remits the funds, net of charges, to ATSI. Because this collection process can take up to 90 days to complete, ATSI participates in an advance funding program offered by the clearinghouse whereby 100% of the call records are purchased for 75% of their value within five days of presentment. The remaining 25% value of the call records are remitted to ATSI, net of interest and billing charges and an estimate for uncollectible calls, as the clearinghouse collects the funds from the local telephone companies. Under the advanced funding agreement, the collection clearinghouse has a security interest in the unfunded portion of the receivables as well as future receivables generated by the Company's long distance business. The allowance for doubtful accounts reflects the Company's estimate of uncollectible calls at July 31, 1998 and 1999 and includes $1.5 million of specific accounts identified by the Company as potentially uncollectible. ATSI currently pays a funding charge of prime plus 4% per annum on the amounts that are advanced to ATSI. Receivables sold with recourse during fiscal years 1997, 1998, and 1999 were $8,530,665, $11,127,221 and $6,138,549 respectively.  At July 31, 1997, 1998 and 1999, $577,256, $484,381 and $444,398
of such receivables were uncollected, respectively. See Note 5 for additional disclosure regarding advanced funding.

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

     Impuesto al Valor Agregado (Value-Added Tax) ("IVA")
     ----------------------------------------------------

     The Company's Mexican subsidiaries are required to report a value-added tax related to both purchases and sales of services and assets, for local tax reporting. Accordingly, each subsidiary maintains both an IVA receivable and IVA payable account on their subsidiary ledgers. For consolidated reporting purposes, the Company nets its Mexican subsidiaries IVA receivable and IVA payable accounts as allowed by regulatory requirements in Mexico. For the years ended July 31, 1998 and 1999, this netting of IVA accounts resulted in the elimination of IVA payable and a corresponding reduction in IVA receivable of approximately $197,000 and $1.2 million, respectively.

     Basic and Diluted Loss Per Share
     --------------------------------

     Loss per share was calculated using the weighted average number of common shares outstanding for the years ended July 31, 1997, 1998 and 1999. Common stock equivalents, which consist of the stock purchase warrants and options described in Note 9, were excluded from the computation of the weighted average number of common shares outstanding because their effect was antidilutive. Additionally, the Company has excluded the convertible preferred stock described in Note 8, from the computation of the weighted average number of common shares outstanding as their effect will also be antidilutive.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from five to fifteen years. Expenditures for maintenance and repairs are charged to expense as incurred. Direct installation costs and major improvements are capitalized.

     Effective for the fiscal years beginning after July 31, 1996, the Company follows rules as prescribed under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires an assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss be recognized when the undiscounted future cash flows are less than the carrying value of such assets. As of July 31, 1999, the Company has determined that the estimated undiscounted future cash flows associated with its long-lived assets are greater than the carrying value of such assets and that no impairment loss needs to be recognized.

     Goodwill, Trademarks, Contracts and Other Assets
     ------------------------------------------------

     As of the years ended July 31, 1998 and 1999, other assets include goodwill, primarily related to the purchase of Computel, of $5,216,646 and $5,296,646, respectively, net of accumulated amortization of $126,668 and $265,089, respectively. Goodwill is amortized over 40 years. As of July 31, 1998 and 1999 other assets include acquisition costs of $1,417,870, and $1,596,620, respectively, related to the Company's acquisitions of several of its independent marketing representatives, net of accumulated amortization of $244,652, and $893,212, respectively. These acquisition costs are being amortized over the life of the contracts, which approximates three years. As of July 31, 1999, other assets include $898,943 related to the purchase of the rights to CuteFTP, net of accumulated amortization of $110,352. This trademark
is being amortized over an estimated five-year life.   Additionally, as of July
31, 1998 and 1999, other assets include approximately $489,000 and $615,000 of other assets, not specifically identified as goodwill, acquisition costs or trademarks. As it relates to SFAS 121, as of July 31, 1999, the Company has determined that the estimated future cash flows associated with its goodwill and other intangible assets are greater than the carrying value of such assets and that no impairment loss needs to be recognized. For the years ended July 31, 1997, 1998 and 1999, the Company recorded amortization expense of $55,491, $369,219 and $925,440, respectively related to its other assets.

     Income Taxes
     ------------

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the provisions of SFAS 109, the Company recognizes deferred tax liabilities and assets based on enacted income tax rates that are expected to be in effect in the period in which the deferred tax liability or asset is expected to be settled or realized. A change in the tax laws or rates results in adjustments in the period in which the tax laws or rates are changed.

     Statements of Cash Flows
     ------------------------

     Cash payments and non-cash investing and financing activities during the periods indicated were as follows:


                                                                  For the Years Ended July 31,
                                                                 -----------------------------
                                                            1997             1998             1999
                                                       ---------------  ---------------  ---------------
Cash payments for interest                                  $  416,756       $1,349,679       $1,101,771

Cash payments for taxes                                     $        -       $  148,097       $        -

Common shares issued for services                           $  153,885       $  246,591       $   40,000

Common shares issued for acquisition of Computel and
 other                                                      $1,846,569       $        -       $  178,750

Assets acquired in acquisition of Computel                  $3,418,753       $        -       $        -

Liabilities assumed in acquisition of Computel              $4,205,404       $        -       $        -

Conversion of convertible debt to common shares             $1,966,531       $  100,000       $        -

Capital lease obligations incurred                          $1,521,875       $4,635,693       $        -

Common share subscriptions sold                             $1,113,170       $        -       $   42,500

     For purposes of determining cash flows, the Company considers all temporary cash investments with an original maturity of three months or less to be cash and cash equivalents.

   New Accounting Pronouncements
   -----------------------------

   In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components in a full set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of comparative financial statements for earlier periods. The adoption of SFAS No. 130 has resulted in the presentation of comprehensive income (loss) that differs from net income (loss) as presented in the accompanying financial statements to the extent of foreign currency translation adjustments as shown in the accompanying consolidated statements of comprehensive income (loss). The Company presentation of its comprehensive income component, foreign currency translation adjustments, is presented net of tax, which is $0 for all periods presented, in light of the Company's current net operating loss carryforward position.

     Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

     Current assets and liabilities: The carrying value approximates fair value due to the short maturity of these items.

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

     4.  PROPERTY AND EQUIPMENT, NET (at cost)

     Following is a summary of the Company's property and equipment at July 31, 1998 and 1999:

                                                                 July 31, 1998       July 31, 1999
                                                             -------------------  ------------------
Telecommunications equipment                                         $ 6,084,771         $ 6,476,395
Land and buildings                                                       892,507             447,748
Furniture and fixtures                                                   882,449             902,873
Equipment under capital leases                                         5,585,291           7,758,739
Leasehold improvements                                                   281,014             474,748
Other                                                                    517,192             608,914
                                                                     -----------         -----------
                                                                      14,233,224          16,669,417
Less: accumulated depreciation and amortization                       (2,418,514)         (4,712,671)
                                                                     -----------         -----------
Total - property and equipment, net                                  $11,814,710         $11,956,746
                                                                     ===========         ===========

     Depreciation expense as reported in the Company's Consolidated Statements of Operations includes depreciation expense related to the Company's capital leases. For the years ended July 31, 1997, 1998 and 1999, the Company recorded approximately $536,000, $1,453,000 and $2,323,0000, respectively of depreciation expense related to its fixed assets.


     5.  NOTES PAYABLE AND CONVERTIBLE DEBT


Notes Payable
-------------
Notes payable are comprised of the following:                              July 31,
                                                                       ---------------
                                                                     1998             1999
                                                                ---------------  ---------------

Note payable to a company, see terms below.                          $   25,320       $  137,071

Note payable to an individual, see terms below.                               -          150,000

Note payable to a bank, see terms below.                                      -          150,000

Notes payable to related parties, see terms below.                            -          100,000

Note payable to an individual, see terms below.                               -          368,768

Notes payable to various banks, see terms below.                        416,846           56,878

Notes payable to a company, net of discount, see terms below.           364,803          309,588
                                                                     ----------       ----------
                                                                     $1,406,969       $1,272,305

Less: current portion                                                $  688,005       $  960,523
                                                                     ----------       ----------
                                                                     $  718,964       $  311,782
Total non-current notes payable                                      ==========       ==========

     During November 1996, the Company entered into an agreement with a financing company under which the Company is advanced an additional 13.75% of its receivables sold to a billing clearinghouse, as discussed in Note 3. These advances are typically outstanding for periods of less than 90 days, and are repaid, including accrued interest, by the clearinghouse on behalf of the Company as its receivables from long distance call services are collected. The Company was charged 4% per month for these fundings. When the agreement with the financing company expired in November 1998, it was renewed on a month-to-month basis, and the Company ceased using the factoring arrangement altogether in April 1999 as part of its ongoing effort to minimize costs. The approximate $137,000 outstanding represents advances to be repaid by the clearinghouse to the financing company upon its subsequent collection of its receivables from long distance call services.

     During February 1999, the Company entered into a note payable with an individual, for working capital purposes, in the amount of $150,000. Interest accrues at an interest rate of 12% per year, principal and interest due at maturity. The note originally matured in May 1999, but the Company has extended the note with the individual for an additional six months.

     During January 1999, one of the Company's subsidiaries entered into a note payable with a bank in the amount of $180,000 related to its acquisition of a computer software program known as "CuteFTP". (See Note 10). The note calls for principal payments of $5,000 per month for twelve months and $10,000 per month for twelve months. Interest accrues monthly at an interest rate of the Lender's "Prime Rate" plus 1%. At July 31, 1999, the Lender's "Prime Rate" was 8.00%.

     In February 1999, the Company entered into notes payable with related parties, all of whom were officers or directors of the Company in the amount of $250,000. The notes accrue interest at a rate of 12% per year until paid in full. As of July 31, 1999, $100,000 of the notes remain outstanding.

     In January 1999, one of the Company's subsidiaries entered into an agreement with an individual related to its acquisition of a computer software program known as "CuteFTP". (See Note 10). The agreement calls for twelve principal and interest payments of $63,000 per month beginning February 28, 1999. The Company has imputed interest using an interest rate of 12% per annum.

     As of July 31, 1998 and July 31, 1999, the Company through its acquisition of Computel had approximately $416,846 and $56,878, respectively, of bank notes payable to various banks in Mexico. The notes have interest rates ranging from 8% to 15%, with monthly principal and interest payments of approximately $7,500. The notes mature between October 1999 and December 2015 and are collaterized by the assets of Computel. In the year ended July 31, 1999, the Company through Computel exchanged certain assets collaterized by the notes for a reduction in its indebtedness. The notes remaining mature during the year ended July 2000.

     During October 1997, the Company entered into a note payable with a company in the amount of $1,000,000. The note calls for quarterly payments of principal and interest beginning in January 1998 and continuing until October 2004. Interest accrues on the unpaid principal at the rate of 13% per year. The Company also issued 250,000 warrants to the note holder which carry an exercise price of $3.56 per warrant. These warrants expire in October 2000. The amount of debt discount recorded by the Company related to the issuance of these warrants was $103,333. The fair value of the warrants was calculated on the date of issuance using an option pricing model with the following assumptions:
Dividend yield of 0.0%, expected volatility of 30%, risk-free interest rate of 6.00%, and an expected life of three years. The warrants expire three years from their date of issuance, and are not exercisable for a period of one year after their initial issuance. In January 1998, the noteholder exercised 700,000 warrants at an exercise price of $0.70, unrelated to the warrants noted above, in consideration of a $490,000 reduction of the principal balance outstanding on the note.

Convertible Debt
----------------

   In March and May 1997, the Company issued $2.2 million in convertible notes, interest at 10%. The principal and interest, which accrues quarterly, is due and payable three years from the date of issuance. The convertible notes convert into fully redeemable preferred stock at the Company's option. In addition, for each $50,000 unit of convertible debt, each holder was issued 108,549 warrants to purchase an equal number of shares of common stock at $0.27 per share. The fair value of the warrants was determined to be $0.37 per share and the Company assigned $990,000 to the value of the warrants in stockholders' equity. The fair value of the warrants was calculated on the date of issuance using an option pricing model with the following assumptions: Dividend yield of 0.0%, expected volatility of 62%, risk-free interest rate of 6.35%, and an expected life of three years. The warrants expire three years from their date of issuance, and were not exercisable for a period of one year after their initial issuance. The Company has recorded the $990,000 as debt discount and is amortizing the discount over the term of the debt based on the effective interest method. Principal outstanding as of July 31, 1998 and July 31, 1999, net of debt discount, was $1,603,802 and $1,942,614, respectively. All of the outstanding principal at July 31, 1999, is reflected in the current portion of convertible long-term debt.

Maturities of notes payable and convertible debt as of July 31, 1999 were as follows:

Year Ending July 31,   2000                        $2,903,137

                       2001                           107,983

                       2002                            56,949

                       2003                            67,138

                       2004                            78,718

                 Thereafter                               994
                                                   ----------
                      Total                        $3,214,919
                                                   ==========

     6.  LEASES

     Operating Leases
     ----------------

     The Company leases office space, furniture, equipment and network capacity under noncancelable operating leases and certain month-to-month leases. During fiscal 1997, 1998 and 1999, the Company also leased certain equipment under capital leasing arrangements. Rental expense under operating leases for the years ended July 31, 1997, 1998 and 1999, was $176,700, $942,750 and $2,952,710,
respectively. Future minimum lease payments under the noncancelable operating leases at July 31, 1999, are as follows:


           2000                            $ 2,929,328
           2001                              3,284,740
           2002                              2,598,753
           2003                                583,524
           2004                                574,542
           Thereafter                        1,864,863
                                           -----------
           Total minimum lease payments    $11,835,750
                                           ===========

     Capital Leases
     --------------

     Future minimum lease payments under the capital leases together with the present value of the net minimum lease payments at July 31, 1999 are as follows:

        2000                                      $ 2,295,036
        2001                                        2,246,127
        2002                                        2,022,825
        2003                                        1,758,391
        2004                                          562,335
        Thereafter                                    277,435
                                                  -----------
        Total minimum lease payments                9,162,149
        Less: Amount representing taxes               (45,302)
                                                  -----------
        Net minimum lease payments                  9,116,847
        Less: Amount representing interest         (2,164,572)
                                                  -----------
        Present value of minimum lease payments   $ 6,952,275
                                                  ===========

     In April 1997, the Company, through ATSI-Mexico secured a capital lease facility with IBM de Mexico to purchase intelligent pay telephones for installation in Mexico. The capital lease facility of approximately $1.725 million has allowed the Company to install U.S. standard intelligent pay telephones in various Mexican markets. In April 1998, the Company through ATSI-Mexico secured an additional capital lease facility with IBM de Mexico for approximately $2.9 million to increase network capacity and to fund the purchase and installation of public telephones in Mexico. In May 1999, the Company restructured its capital lease obligation with IBM de Mexico by extending the payment of its total obligation. The restructured lease facility calls for monthly payments of principal and interest of approximately $108,000 beginning in July 1999 and extending through June 2003. Interest accrues on the facility at an interest rate of approximately 13% per year. The obligation outstanding under said facility at July 31, 1998 and July 31, 1999 was approximately $4,272,000 and $3,826,000, respectively.

     In December 1998, the Company ordered a DMS 250/300 International gateway switch from Northern Telecom, Inc. at a cost of approximately $1.8 million. As of July 31, 1999, the Company entered into a capital lease transaction with NTFC Capital Corporation, ("NTFC") to finance the switch and an additional approximate $200,000 of equipment over a five and a half-year period with payments delayed for six months. Quarterly payments approximate $139,000 and the capital lease has an interest rate of approximately 11%. The lease facility requires that the Company meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, EBITDA results and debt to equity ratios. Due primarily to pricing pressures in the Company's network transport services business, the Company may not be able to meet some of the financial covenants in the facility, which, if not cured, would allow NTFC to demand payment in full of the amount outstanding. However, because management does not believe that non-compliance is a certainty, the majority of the amount outstanding under the facility has been classified as non-current in the accompanying balance sheet. The Company also has certain affirmative covenants under the facility, including a covenant on Year 2000 compliance, under which the Company gives assurance that the Company's systems will be able to process transactions effectively before, on and after January 1, 2000.

     The Company secured a capital lease for approximately $500,000 in December 1998 for the purchase of ATM equipment from Network Equipment Technologies ("N.E.T"). The capital lease is for thirty-six months with monthly payments of approximately $16,000 a month. The Company's capital leases have interest rates ranging from 11% to 14%.


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

     During the year ended July 31, 1998, the Company issued 8,816,461 common shares. Of this total, 7,765,174 shares were issued for approximately $3.2 million of net cash proceeds and reductions in indebtedness of approximately $1.1 million through the exercise of 7,765,174 warrants and options, 245,016 shares were issued for services rendered to the Company, 200,000 were issued resulting from the conversion of a $100,000 convertible note and 606,271 shares were issued for approximately $333,000 in net cash proceeds.

     During the year ended July 31, 1999, the Company issued 3,081,721 common shares. Of this total, 2,203,160 shares were issued for approximately $1.3 million of net cash through the exercise of 2,203,160 warrants and options, 36,643 shares were issued for consulting services rendered to the Company, 59,101 shares were issued to a shareholder in exchange for a guarantee of up to $500,000 of Company debt, 503,387 shares and an equal number of warrants to purchase the Company's common stock for $0.70 per share were issued in exchange for approximately $300,000 in net cash proceeds and 279,430 shares were issued related to the Company's acquisition of certain customer contracts in previous years. The shares issued for services rendered , the guarantee of Company debt, and the shares issued for the $300,000 in cash proceeds (including the shares underlying the warrants issued) have not been registered by the Company, nor does the Company have any obligation to register such shares.

     At July 31, 1999, stock subscription receivables of $42,500, were outstanding related to sales of common stock. Such amounts were collected by the Company subsequent to said date. No dividends were paid on the Company's stock during the years ended July 31, 1997, 1998 and 1999.

     The shareholders of ATSI-Canada approved the creation of a class of preferred stock at the Company's annual shareholders meeting on May 21, 1997. Effective June 25, 1997, the class of preferred stock was authorized under the Ontario Business Corporations Act. According to the Company's amended Articles of Incorporation, the Company's Board of Directors may issue, in series, an unlimited number of preferred shares, without par value. No preferred shares have been issued as of July 31, 1999.

     Pursuant to ATSI-Delaware's Certificate of Incorporation, the Company's Board of Directors may issue, in series, an unlimited number of preferred shares, with a par value of $0.001. In March and April 1999, the Company issued a total of 24,146 shares of Series A Preferred Stock for cash proceeds of approximately $2.4 million and in July 1999 the Company issued 2,000 shares of Series B Preferred Stock for cash proceeds of approximately $2.0 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum payable quarterly, while the Series B Preferred Stock accrues cumulative dividends at the rate of 6% per annum.

     In September 1999, the Company issued 500 shares of Series C Preferred Stock for cash proceeds of approximately $500,000. The Series C Preferred Stock accrues cumulative dividends at the rate of 6% per annum.

     The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) trading days preceding the Date of Closing (the "Initial Conversion Price"). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. The Series B Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 78% of the five lowest closing bid prices on the ten days preceding conversion. As these conversion features are considered a "beneficial conversion feature" to the holder, the Company allocated approximately $1.6 million and $1.1 million, respectively of the approximate $2.4 million and $2.0 million, respectively, in proceeds to additional paid-in capital as a discount to be amortized over a twelve month and three month period, respectively. The Series A Preferred Stock is callable and redeemable by the Company at 100% of its face value, plus any accumulated, unpaid dividends at the Company's option any time after the Common Stock of the Company has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as the Company does not call the Preferred Stock prior to the first anniversary date of the Date of Closing. The Series B Preferred Stock is callable and redeemable by the Company at 127% of its face value, plus any accumulated, unpaid dividends at the Company's option any time prior to the second anniversary date of the Date of Closing.

     The Series C Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 78% of the five lowest closing bid prices on the ten days preceding conversion. Consistent with the accounting for the Company's Series A and Series B Preferred Stock, this is considered a "beneficial conversion feature" to the holder. The Company will allocate approximately $139,000 of the proceeds to additional paid-in capital as a discount to be amortized over a three-month period.

     The terms of the Company's Series A, Series B and Series C Preferred Stock restrict the Company from declaring and paying on its common stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock.


     9.   STOCK PURCHASE WARRANTS AND STOCK OPTIONS

     During the year ended July 31, 1999, certain shareholders and holders of convertible debt of the Company were issued warrants to purchase shares of common stock at exercise prices ranging from $0.70 to $1.06 per share. Following is a summary of warrant activity from August 1, 1996 through July 31, 1999:


                                                         Year Ending July 31,
                                   -------------------------------------------------------------
                                             1997                1998                1999
                                   -------------------------------------------------------------
Warrants outstanding, beginning                8,097,463         14,489,942            7,562,168
Warrants issued                                9,931,854            667,400              933,387
Warrants expired                                (777,200)                 -           (2,386,470)
Warrants exercised                            (2,762,175)        (7,595,174)          (1,905,160)
                                              ----------         ----------           ----------
Warrants outstanding, ending                  14,489,942          7,562,168            4,203,925
                                              ==========         ==========           ==========


Warrants outstanding at July 31, 1999 expire as follows:

Number of Warrants                Exercise Price             Expiration Date
------------------                --------------             ---------------
80,000                            $1.06                      November 6, 1999
30,000                            $0.50                      December 31, 1999
367,400                           $0.85                      January 1, 2000
550,824                           $0.85                      February 7, 2000
1,030,060                         $0.27                      February 17, 2000
1,000,000                         $0.70                      February 28, 2000
192,254                           $0.75                      April 7, 2000
503,387                           $0.70                      April 13, 2000
50,000                            $2.00                      June 20, 2000
250,000                           $3.56                      October 14, 2000
50,000                            $3.09                      March 9, 2002
100,000                           $1.25                      July 2, 2004

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

     In September 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan. Under the 1998 Stock Option Plan, options to purchase up to 2,000,000 shares of common stock may be granted to employees, directors and
certain other persons.   The 1997 and 1998 Stock Option Plans are intended to
permit the Company to retain and attract qualified individuals who will contribute to the Company's overall success. The exercise price of all of the options is equal to the market price of the shares of common stock as of the date of grant. The options vest pursuant to the individual stock option agreements, usually 33 percent per year beginning one year from the grant date with unexercised options expiring ten years after the date of the grant. On September 9, 1998, the Board of Directors granted a total of 1,541,000 options to purchase common stock to directors and employees of the Company. On December 16, 1998, the Board approved the granting of an additional 302,300 in options to employees of the Company. The 1998 Stock Option Plan was approved by a vote of the stockholders at the Company's Annual Meeting of Shareholders on December 17, 1998.

     A summary of the status of the Company's 1997 and 1998 Stock Option Plans for the years ended July 31, 1997, 1998 and 1999 and changes during the periods are presented below:

                                                                    Years Ended July 31,
                                           ---------------------------------------------------------------------
1997 Stock Option Plan                                     1997                               1998
                                           ---------------------------------------------------------------------
                                                               Weighted                             Weighed
                                                                Average                             Average
                                                Shares        Exercise Price        Shares      Exercise Price
Outstanding, beginning of year                          -                -        4,483,000               $0.58
Granted                                         4,488,000            $0.58          429,000               $2.33
Exercised                                               -                -         (245,000)              $0.58
Forfeited                                          (5,000)           $0.58          (11,667)              $1.28
Outstanding, end of year                        4,483,000            $0.58        4,655,333               $0.74
                                                =========            =====        =========               =====
Options exercisable at end of year              1,786,332            $0.58        2,571,332               $0.58
                                                =========            =====        =========               =====
Weighted average fair value of options
 granted during the year                                             $0.45                                $1.50
                                                                     =====                                =====


                                                    Year Ended July 31,
                                           -----------------------------------
1997 Stock Option Plan                                     1999
                                           -----------------------------------
                                                                Weighted
                                                                 Average
                                                Shares        Exercise Price
Outstanding, beginning of year                  4,655,333            $0.74
Granted                                                 -                -
Exercised                                        (298,000)           $0.58
Forfeited                                        (134,666)           $0.71
Outstanding, end of year                        4,222,667            $0.75
                                                =========            =====
Options exercisable at end of year              3,271,333            $0.60
                                                =========            =====
Weighted average fair value of options
 granted during the year                                             $0.00
                                                                     =====

                                                    Year Ended July 31,
                                           -----------------------------------
                                                           1999
                                           -----------------------------------
1998 Stock Option Plan
                                                                 Weighted
                                                                 Average
                                                Shares        Exercise Price
Outstanding, beginning of year                     -                -
Granted                                         1,843,300         $0.60
Exercised                                          -                -
Forfeited                                         (57,500)        $0.78
Outstanding, end of year                        1,785,800         $0.60
                                                =========         =====
Options exercisable at end of year                 -                -
Weighted average fair value of options
 granted during the year                                          $0.64
                                                                  =====

     The weighted average remaining contractual life of the stock options outstanding at July 31, 1999 is approximately 7.5 years for options granted under the 1997 Stock Option Plan and approximately 9 years for options granted under the 1998 Stock Option Plan.

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted SFAS 123 effective August 1, 1996, and has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by SFAS 123.

     In accordance with APB 25, the Company recorded approximately $1.4 million in deferred compensation related to approximately 1.5 million of the options granted based on the increase in the Company's stock price from February 10, 1997 when the options were granted, to May 21, 1997, when the underlying 1997 Stock Option Plan was approved by the Company's shareholders. Additionally, the Company recorded approximately $340,000 in deferred compensation related to approximately 1.5 million of the options granted based on the increase in the Company's stock price from September 9, 1998 to December 17, 1998, when the underlying 1998 Stock Option Plan was approved by the Company's shareholders.

     As of July 31, 1998 and July 31, 1999, the Company had $666,899 and $465,487, respectively, of deferred compensation related to options granted.

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

                                                  Year Ended        Year Ended          Year Ended
                                                July 31, 1997     July 31, 1998        July 31, 1999
                                                --------------  ------------------  -------------------
Net Loss to common stockholders
-------------------------------
   As reported                                        $(4,695)            $(5,094)             $(7,591)

   Pro forma                                          $(5,235)            $(5,936)             $(7,312)

Basic and Diluted Loss per share
--------------------------------
   As reported                                        $ (0.18)            $ (0.12)             $ (0.16)

   Pro forma                                          $ (0.20)            $ (0.14)             $ (0.15)

     The fair value of the option grant is estimated based on the date of grant using an option pricing model with the following assumptions used for the grants in 1997, 1998 and 1999: Dividend yield of 0.0%, expected volatility of 60%, 46% and 62%, respectively, risk-free interest rate of 6.41%, 5.10% and 6.50%, respectively, and an expected life of ten years.


     10.  ACQUISITIONS

     As discussed in Note 1, the Company acquired 55% of Computel in May 1997 and acquired the remaining shares in August 1997. The total purchase price for the acquisition of Computel was approximately $3.6 million, of which $1.1 million was paid in cash, $700,000 in a note receivable forgiven by the Company and approximately $1.8 million in common stock, representing 2,715,546 shares. The Company recorded the assets and liabilities of Computel as of May 1, 1997. As Computel had net liabilities at May 1, 1997, the Company recorded goodwill of $2,279,231 related to the acquisition. The remaining 45% ownership interest is reflected as minority interest at July 31, 1997. Per the terms of the agreement, the remaining shares of Computel were acquired in August 1997 for the previously mentioned cash payment of approximately $1.1 million and forgiveness of the aforementioned note receivable. The Company recorded additional goodwill of approximately $2,857,000.

     The following unaudited pro forma results of operations for the year ended July 31, 1997, assumes the acquisition of Computel occurred as of the beginning of the period. Such pro forma information is not necessarily indicative of the results of future operations.


                                                            Year Ended July 31,
                                                         -------------------------
                                                                   1997
                                                                   ----
                                                                (Unaudited)
Operating revenues                                             $ 20,312,000
Net loss                                                        ($5,408,000)
Basic and Diluted net loss per share                                 ($0.19)


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

     Pro forma results of operations for the year ended July 31, 1998 have been omitted, as pro forma results would not materially differ from actual results of operations for the period.

     In January 1999, the Company acquired the rights to the source code of a computer software program known as "CuteFTP". Prior to January 1999, the Company had been the distributor of this software under an exclusive distribution agreement executed in June 1996 with the software's author. The Company acquired the rights to CuteFTP in exchange for cash payments totaling approximately $190,000 in January and February 1999 and an additional $756,000 to be paid in twelve monthly installments.


     11.   SEGMENT REPORTING

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company has three reportable operating segments: (1) U.S. Telco; (2) Mexico Telco; and (3) Internet e-commerce. The Company has included the operations of ATSI-Canada, ATSI-Delaware and all businesses falling below the reporting threshold in the "Other" segment. The "Other" segment also includes intercompany eliminations.

                                                             As of and for the years ending
                                               --------------------------------------------------------
                                                   July 31, 1997      July 31, 1998      July 31, 1999
U.S. Telco
-------------------------------------------------------------------------------------------------------
External revenues                                    $ 13,714,251       $ 26,695,690       $ 25,516,665
Intercompany revenues                                $    330,362       $  1,300,000       $    800,012
                                                     ------------       ------------       ------------
        Total revenues                               $ 14,044,613       $ 27,995,690       $ 26,316,677
                                                     ============       ============       ============

Earnings before interest, taxes, depreciation
 and amortization (EBITDA)                            ($3,131,841)          ($16,807)       ($1,485,045)

Operating loss                                        ($3,603,447)       ($1,294,037)       ($3,342,035)

Net loss                                              ($3,806,889)       ($1,819,986)       ($3,866,051)

Total assets                                         $  6,450,033       $ 10,049,021       $  9,606,263

Mexico Telco
-------------------------------------------------------------------------------------------------------
External revenues                                    $  1,949,755       $  6,298,620       $  6,359,238
Intercompany revenues                                $  1,359,891       $  5,136,541       $  5,052,890
                                                     ------------       ------------       ------------
Total revenues                                       $  3,309,646       $ 11,435,161       $ 11,412,128
                                                     ============       ============       ============

EBITDA                                                  ($183,002)       ($1,434,261)       ($1,071,502)

Operating loss                                          ($273,740)       ($1,927,928)       ($2,253,037)

Net loss                                                ($364,402)       ($2,564,103)       ($2,691,450)

Total assets                                         $  9,097,780       $ 17,228,025       $ 13,236,868

Internet  e-commerce
-------------------------------------------------------------------------------------------------------
External revenues                                    $    564,381       $  1,525,517       $  2,642,376
Intercompany revenues                                           -             25,000                  -
                                                     ------------       ------------       ------------
  Total revenues                                     $    564,381       $  1,550,517       $  2,642,376
                                                     ============       ============       ============

EBITDA                                               $     39,197       $    215,051       $  1,052,015

Operating income                                     $     36,483       $    188,658       $    873,832

Net income                                           $     38,282       $    197,698       $    854,068

Total assets                                         $    266,955       $    537,289       $  1,222,238


Other
-------------------------------------------------------------------------------------------------------
External revenues                                               -                  -                  -
Intercompany revenues                                 ($1,690,253)       ($6,461,541)       ($5,852,902)
                                                     ------------       ------------       ------------
  Total revenues                                      ($1,690,253)       ($6,461,541)       ($5,852,902)
                                                     ============       ============       ============

EBITDA                                                  ($335,325)         ($408,783)         ($287,110)

Operating loss                                          ($361,013)         ($433,683)         ($318,274)

Net loss                                                ($562,119)         ($907,570)       ($1,887,651)

Total assets                                         $      5,940        ($3,563,743)      $     88,924


Total
-------------------------------------------------------------------------------------------------------
External revenues                                    $ 16,228,387       $ 34,519,827       $ 34,518,279
Intercompany revenues                                           -                  -                  -
                                                     ------------       ------------       ------------
  Total revenues                                     $ 16,228,387       $ 34,519,827       $ 34,518,279
                                                     ============       ============       ============

EBITDA                                                ($3,610,971)       ($1,644,800)       ($1,791,642)

Depreciation, Depletion and Amortization                ($590,746)       ($1,822,190)       ($3,247,872)

Operating loss                                        ($4,201,717)       ($3,466,990)       ($5,039,514)

Net loss                                              ($4,695,128)       ($5,093,961)       ($7,591,084)

Total assets                                         $ 15,820,708       $ 24,250,592       $ 24,154,293


     12.  INCOME TAXES

     As of July 31,1999, the Company had net operating loss carryforwards of approximately $9,335,000 for U.S. federal income tax purposes which are available to reduce future taxable income of which $534,000 will expire in 2009, $2,385,000 will expire in 2010, $2,083,000 will expire in 2011, $2,894,000 will expire in 2012 and $1,439,000 will expire in 2019. The availability of the net operating loss (NOL) carryforwards to reduce U.S. federal taxable income is subject to various limitations in the event of an ownership change as defined in
Section 382 of the Internal Revenue Code of 1986 (the "Code"). The Company experienced a change in ownership in excess of 50 percent, as defined in the Code, during the year ended July 31, 1998. This change in ownership limits the annual utilization of NOL under the Code to $1,284,000 per year, but does not impact its ability to utilize its NOL's because the annual limitation under the Code would allow full utilization within the statutory carryforward period.

     The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows as of July 31, 1998 and 1999:

                                                           July 31, 1998        July 31,1999

Net operating loss carryforward                                $ 2,919,000         $ 3,174,000

Other tax differences, net                                         628,000             839,000

Valuation allowance                                             (3,547,000)         (4,013,000)
                                                              ------------        ------------
Total deferred income tax assets                              $          -        $          -
                                                              ============        ============


     A valuation reserve of $3,547,000 and $4,013,000, as of July 31, 1998 and 1999, respectively, representing the total of net deferred tax assets has been recognized by the Company as it cannot determine that it is more likely than not that all of the deferred tax assets will be realized.

     Additionally, the Company's effective tax rate differs from the statutory rate as the tax benefits have not been recorded on the losses incurred for the years ended July 31, 1997, 1998 and 1999.


     13.  COMMITMENTS AND CONTINGENCIES

     During the years ended July 31, 1998 and 1999, nine officers of the Company entered into employment agreements with ATSI-Texas or ATSI-Delaware, generally for periods of up to three years (with automatic one-year extensions) unless terminated earlier in accordance with the terms of the respective agreements. The annual base salary under such agreements for each of these nine officers range from $75,000 to $100,000 per annum, and is subject to increase within the discretion of the Board. In addition, each of these officers is eligible to receive a bonus in such amount as may be determined by the Board of Directors from time to time. Bonuses may not exceed 50% of the executive's base salary in
any fiscal year.   No bonuses were paid during fiscal 1999.

     Effective August 1998, two of the aforementioned officers entered into employment agreements with ATSI-Delaware, which superceded their previous agreements, each for a period of three years (with automatic one-year extensions) unless terminated earlier in accordance with the terms of the respective agreements. The annual base salary under such agreements for each of these two officers may not be less than $127,000 and $130,000, respectively, per annum, and is subject to increase within the discretion of the Board. In addition, each of these officers is eligible to receive a bonus in such amount as may be determined by the Board of Directors from time to time. Bonuses may not exceed 50% of the executive's base salary in any fiscal year. No such bonuses were awarded for fiscal 1999.

    Subsequent to July 31, 1999, three officers whose employment agreements were to expire January 1, 2000 were informed that their agreements would not be renewed under the current terms and conditions. Two of the three officers have since entered into new employment agreements with ATSI-Delaware, each for a period of one year unless earlier terminated in accordance with the terms of the respective agreements. The annual base salaries under such agreements may not be less than approximately $101,000 and $105,000, respectively, per annum, and is subject to increase within the discretion of the Board. In addition, each of these officers is eligible to receive a bonus in such amount as may be determined by the Board of Directors from time to time. Bonuses may not exceed 50% of the executive's base salary in any fiscal year.


     14.  RISKS AND UNCERTAINTIES AND CONCENTRATIONS

     The Company's business is dependent upon key pieces of equipment, switching and transmission facilities, fiber capacity and the Solaridad satellites.
Should the Company experience service interruptions from its underlying carriers, equipment failures or should there be damage or destruction to the Solaridad satellites or leased fiber lines there would likely be a temporary interruption of the Company's services which could adversely or materially affect the Company's operations. The Company believes that suitable arrangements could be obtained with other satellite or fiber optic network operators to provide transmission capacity. Additionally, the Company's network control center is protected by an uninterruptible power supply system which, upon commercial power failure, utilizes battery back-up until an on-site generator is automatically triggered to supply power.

     During the year ended July 31, 1999, the Company's wholesale transport business had two customers, whose aggregated revenues approximated 10% of the Company's total revenues for the year. No other customer generated revenues individually greater than 5% during the year.


     15.  RELATED PARTY TRANSACTIONS

     In January 1997, ATSI-Canada entered into an agreement with an international consulting firm, of which ATSI-Delaware director Carlos K. Kauachi is president, for international business development support. Under the terms of the agreement, the Company paid the consulting firm $8,000 per month for a period of twelve months. In January 1998, the agreement was renewed at $10,000 per month for a period of twelve months. In March 1999, the agreement was renewed at $6,000 per month for a period of twelve months.

     In April 1998, the Company engaged two companies for billing and administrative services related to network management services it provides. The companies, which are owned by Tomas Revesz, an ATSI-Delaware director, were paid approximately $140,000 for their services during fiscal 1998. Subsequent to year-end, the Company entered into an agreement with the two companies capping their combined monthly fees at $18,500 per month. For fiscal 1999, the companies were paid approximately $180,000 for their services. Additionally, the Company has a payable to Mr. Revesz of $90,000.

     In February 1999, the Company entered into notes payable with related parties, all of whom were officers or directors of the Company in the amount of $250,000. The notes accrue interest at a rate of 12% per year until paid in full. As of July 31, 1999, $100,000 of the notes remain outstanding.

     The Company has entered into a month-to-month agreement with Technology Impact Partners, a consulting firm of which Company director Richard C. Benkendorf, is principal and owner. Under the agreement, Technology Impact Partners provides the Company with various services that include strategic planning, business development and financial advisory services. Under the terms of the agreement, the Company pays the consulting firm $3,750 per month plus expenses. At July 31, 1999, the Company has a payable to Technology Impact Partners of approximately $74,000.


     16.  LEGAL PROCEEDINGS

     On January 29, 1999, one of the Company's customers, Twister Communications, Inc. filed a Demand for Arbitration seeking damages for breach of contract. The customer claims that the Company wrongfully terminated an International Carrier Services Agreement executed by the parties in June 1998 under which the Company provided wholesale carrier services from June 1998 to January 1999. The customer's claims for damages represent amounts that it claims it had to pay in order to replace the service provided by the Company. The Company disputes that it terminated the contract wrongfully and asserts that the customer breached the agreement by failing to pay for services rendered and by intentionally making false representation regarding its traffic patterns and on March 3, 1999 filed a Demand for Arbitration seeking damages for breach of contract in an amount equal to the amounts due to the Company for services rendered plus interest, plus additional damages for fraud. An arbitration panel was selected and the parties are now completing written discovery.

     While the Company believes that it has a justifiable basis for its arbitration demand and that it will be able to resolve the dispute without a material adverse effect on the Company's financial condition; until the arbitration proceedings take place, the Company can not reasonably estimate the possible loss, if any, and there can be no assurance that the resolution of this dispute would not have an adverse effect on the Company's results of operations.

     On June 16, 1999, the Company initiated a lawsuit against one of its vendors claiming misrepresentation and breach of contract. Under an agreement the Company signed in late 1998, the vendor was to provide quality fiber optic capacity in January 1999. The delivery of the route in early 1999 was a significant component of the Company's operational and sales goal for the year and the failure of its vendor to provide the capacity led to the Company negotiating an alternative agreement with Bestel, S.A. de C.V. at a higher cost, in addition to the lost revenues and incremental costs incurred. While the total economic impact is still being assessed, the Company believes lost revenues and incremental costs total well in excess of $15 million. While the Company's contract contains certain limitations regarding the type and amounts of damages that can be pursued, the Company has authorized its attorneys to pursue all relief to which it is entitled under law. As such, the Company can not reasonably estimate the ultimate outcome of this lawsuit nor the additional costs that may be incurred in the pursuit of its case.

     The Company is also a party to additional claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company's financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations in the period in which it occurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in the Company' Proxy Statement of the 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

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

10.9 Financing Agreement with Roger G. Watt and Convertible Notes issued to Robert G. Watt*
10.10 FCC Radio Station Authorization-C Band*
10.11 FCC Radio Station Authorization-Ku Band*
10.12 Section 214 Certification from FCC*
10.13 Carrier Termination Services Agreement between U.S. Long Distance, Inc. and ATSI-Texas*
10.14 Office Space Lease Agreement*
10.15 Amendment to Office Lease Agreement****
10.16 Employment Agreement with Arthur L. Smith**
10.17 Employment Agreement with H. Douglas Saathoff**
10.18 Employment Agreement with Craig K. Clement**
10.19 Employment Agreement with Everett L. Waller**
10.20 Employment Agreement with Charles R. Poole**
10.21 Lease/Finance Agreements between IBM de Mexico and ATSI-Mexico****
10.22 Primary Agreement with Computel**
10.23 Agreement with Investcom****
10.24 Payphone License issued to ATSI-Mexico**
10.25 Shared Teleport/Network Resale License issued to ATSI-Mexico**
10.26 Agreement with Avantel**
10.27 Registration Rights Agreement between ATSI-Canada and James R. Leininger, M.D.**
10.28 Modification Agreement with Computel****
10.29 Office Space Lease Agreement of GlobalSCAPE*****
10.30 Amended and Restated 1997 Option Plan*****
10.31 Agreement with SATMEX (Agreement #095-1)******
10.32 Agreement with SATMEX (Agreement #094-1) ******
10.33 Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999*******
10.34 Certificate of Designation, Preferences and Rights of 6% Series B Cumulative Convertible Preferred Stock of American TeleSource International, Inc.*******
10.35 Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by American TeleSource International, Inc. dated July 2, 1999*******
10.36 Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999*******
10.37 Warrant issued to Gary Wright dated November 6, 1998*******
10.38 Warrant issued to Gary Wright dated November 6, 1998*******
10.39 Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999********
10.40 Certificate of Designation, Preferences and Rights of 6% Series C Cumulative Convertible Preferred Stock of American TeleSource International, Inc.********
10.41 Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by American TeleSource International, Inc. dated September 24, 1999********
10.42 Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999********
10.43 Certificate of Designation, Preferences and Rights of 10% Series A Cumulative Convertible Preferred Stock of American TeleSource International, Inc.*********
10.44 Agreement with Bestel, S.A. de C.V.*********
11    Statement of Computation of Per Share Earnings*********
22    Subsidiaries of the Company*********
23    Consent of Arthur Andersen LLP*********
24 Power of Attorney (included on Signature Page to the Registration Statement)*********
27    Financial Data Schedule*********
99.1  Ruling issued by Ontario Securities Commission*****
99.2  ATSI Shareholder Newsletter*********
* Contained in exhibits to Registration Statement on Form S-4 (No. 333-05557) of the Company filed June 7, 1996.

**        Contained in exhibits to Registration Statement on Form 10 (No.
          000-23007) of the Company filed on August 22, 1997.
*** Contained in exhibits to Amendment No. 2 to Registration Statement on FormS-4 (No. 333-05557) of the Company filed September 11, 1997.
**** Contained in exhibits to Amendment No. 1 to Registration Statement on Form 10 (No. 023007) of the Company filed October 22, 1997.
***** Contained in exhibits to Registration Statement on Form S-4 (No. 333-47511) of the Company filed March 6, 1998.
****** Contained in exhibits to Registration Statement on Form 10-K (No. 000-23007) of the Company filed October 29, 1998.
******* Contained in exhibits to Registration Statement on Form S-3 (No. 333-84115) filed August 18, 1999
******** Contained in exhibits to Registration Statement on Form S-3 dated October 26,1999
********* filed herewith


                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, in San Antonio, Texas on October 26, 1999.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.


              By:/s/   Arthur L. Smith                    /
                -----------------------------------------------
                     Arthur L. Smith
                     Chief Executive Officer



            By:/s/ H. Douglas Saathoff                    /
              ---------------------------------------------------
                   H. Douglas Saathoff
                   Senior Vice President, Chief Financial Officer and Corporate Secretary


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on October 26, 1999.

               Signature                                Title
               ---------                                 ----

       /s/ ARTHUR L. SMITH              Chairman of the Board, Chief Executive
       -------------------                       Officer, Director

       /s/ H. DOUGLAS SAATHOFF          Chief Financial Officer, Senior Vice
       -----------------------           President, and Corporate Secretary

       /s/ RICHARD C. BENKENDORF                      Director
       -------------------------

       /s/ CARLOS K. KAUACHI                          Director
       ---------------------

       /s/ MURRAY R. NYE                              Director
       -----------------

       /s/ TOMAS REVESZ                               Director
       ----------------

       /s/ ROBERT B. WERNER                           Director
       --------------------

                                 EXHIBIT INDEX

3     Plan of Arrangement between ATSI-Canada and ATSI-Delaware***
3.1   Articles of Amalgamation of ATSI-Canada*
3.2   Bylaws of ATSI-Canada*
3.3   Amended and restated Certificate of Incorporation of ATSI-Delaware***
3.4   Bylaws of ATSI-Delaware*
4     Form of Private Placement Warrant*
10.1  Form of Customer Service Agreement for Private Networks*
10.2 Telecommunications Agreement between ATSI-Texas and Long Distance Exchange Corp.*
10.3 Compensation Agreement between ATSI-Texas and James McCourt relating to Guarantee of Equipment Line of Credit by James McCourt**
10.4 Agreement for Investment Banking Services between ATSI-Texas and Joseph Charles & Associates, Inc.**
10.6  1997 Option Plan**
10.7  Form of Option Agreement**
10.8 Credit Card Processing Agreements with TBR Transaction Billing Resources and Card Service International*
10.9 Financing Agreement with Roger G. Watt and Convertible Notes issued to Robert G. Watt*
10.10 FCC Radio Station Authorization-C Band*
10.11 FCC Radio Station Authorization-Ku Band*
10.12 Section 214 Certification from FCC*
10.13 Carrier Termination Services Agreement between U.S. Long Distance, Inc. and ATSI-Texas*
10.14 Office Space Lease Agreement*
10.15 Amendment to Office Lease Agreement****
10.16 Employment Agreement with Arthur L. Smith**
10.17 Employment Agreement with H. Douglas Saathoff**
10.18 Employment Agreement with Craig K. Clement**
10.19 Employment Agreement with Everett L. Waller**
10.20 Employment Agreement with Charles R. Poole**
10.21 Lease/Finance Agreements between IBM de Mexico and ATSI-Mexico****
10.22 Primary Agreement with Computel**
10.23 Agreement with Investcom****
10.24 Payphone License issued to ATSI-Mexico**
10.25 Shared Teleport/Network Resale License issued to ATSI-Mexico**
10.26 Agreement with Avantel**
10.27 Registration Rights Agreement between ATSI-Canada and James R.
      Leininger, M.D.**
10.28 Modification Agreement with Computel****
10.29 Office Space Lease Agreement of GlobalSCAPE*****
10.30 Amended and Restated 1997 Option Plan*****
10.31 Agreement with SATMEX (Agreement #095-1)******
10.32 Agreement with SATMEX (Agreement #094-1) ******
10.33 Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999*******
10.34 Certificate of Designation, Preferences and Rights of 6% Series B Cumulative Convertible Preferred Stock of American TeleSource International, Inc.*******
10.35 Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by American TeleSource International, Inc. dated July 2, 1999*******
10.36 Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999*******
10.37 Warrant issued to Gary Wright dated November 6, 1998*******
10.38 Warrant issued to Gary Wright dated November 6, 1998*******
10.39 Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999********
10.40 Certificate of Designation, Preferences and Rights of 6% Series C Cumulative Convertible Preferred Stock of American TeleSource International, Inc.********
10.41 Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by American TeleSource International, Inc. dated September 24, 1999********

10.42 Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999********
10.43 Certificate of Designation, Preferences and Rights of 10% Series A Cumulative Convertible Preferred Stock of American TeleSource International, Inc.*********
10.44     Agreement with Bestel, S.A. de C.V.*********
11        Statement of Computation of Per Share Earnings*********
22        Subsidiaries of the Company*********
23        Consent of Arthur Andersen LLP*********
24 Power of Attorney (included on Signature Page to the Registration Statement)*********
27        Financial Data Schedule*********
99.1      Ruling issued by Ontario Securities Commission*****
99.2      ATSI Shareholder Newsletter*********
*         Contained in exhibits to Registration Statement on Form S-4 (No.
          333-05557) of the Company filed June 7, 1996.
**        Contained in exhibits to Registration Statement on Form 10 (No.
          000-23007) of the Company filed on August 22, 1997.
*** Contained in exhibits to Amendment No. 2 to Registration Statement on FormS-4 (No. 333-05557) of the Company filed September 11, 1997.
**** Contained in exhibits to Amendment No. 1 to Registration Statement on Form 10 (No. 023007) of the Company filed October 22, 1997.
***** Contained in exhibits to Registration Statement on Form S-4 (No. 333-47511) of the Company filed March 6, 1998.
****** Contained in exhibits to Registration Statement on Form 10-K (No. 000-23007) of the Company filed October 29, 1998.
******* Contained in exhibits to Registration Statement on Form S-3 (No. 333-84115) filed August 18, 1999
******** Contained in exhibits to Registration Statement on Form S-3 dated October 26,1999
********* filed herewith