Form 10-Q
period 1999-10-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 1999-12-15
CIK 1014052

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-
EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 1999

                                      or
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

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

     The number of shares outstanding of the registrant's common stock at December 10, 1999 were 49,115,545.

--------------------------------------------------------------------------------

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED OCTOBER 31, 1999

                                     INDEX


Part I    FINANCIAL INFORMATION

                                                                                                                  Page
                                                                                                                  ----
Item 1.   Interim Consolidated Financial Statements (Unaudited)
          Consolidated Balance Sheets as of July 31, 1999 and October 31, 1999....................................  3
          Consolidated Statements of Operations for the Three Months Ended October 31, 1998 and 1999..............  4
          Consolidated Statements of Comprehensive Loss for the Three Months Ended October 31, 1998 and 1999......  5
          Consolidated Statements of Cash Flows for the Three Months Ended October 31, 1998 and 1999..............  6
          Notes to Consolidated Financial Statements..............................................................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations................... 10

Part II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K........................................................................ 15

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)

                                                                                     July 31,           October 31,
                                                                                       1999                1999
                                                                                    ----------          ----------
                                                                                                        (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                           $   379             $   513
 Accounts receivable, net of allowance of $ 1,600 and $ 1,547, respective              3,693               3,373
 Prepaid expenses and other assets                                                       755               1,301
                                                                                     -------             -------
     Total current assets                                                              4,827               5,187
                                                                                     -------             -------

PROPERTY AND EQUIPMENT (At cost):                                                     16,669              17,317
 Less - Accumulated depreciation and amortization                                     (4,713)             (5,312)
                                                                                     -------             -------
     Net property and equipment                                                       11,956              12,005
                                                                                     -------             -------

OTHER ASSETS, net
 Goodwill, net                                                                         5,032               4,997
 Contracts, net                                                                          703                 539
 Trademarks, net                                                                         789                 741
 Other assets                                                                            615                 749
                                                                                     -------             -------
     Total assets                                                                    $23,922             $24,218
                                                                                     =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                    $ 4,004             $ 5,866
 Accrued liabilities                                                                   3,167               3,264
 Current portion of notes payable                                                        961                 699
 Current portion of convertible long-term debt                                         1,942               2,033
 Current portion of obligations under capital leases                                   1,430               3,417
 Deferred revenue                                                                        233                 176
                                                                                     -------             -------
     Total current liabilities                                                        11,737              15,455
                                                                                     -------             -------

LONG-TERM LIABILITIES:
 Notes payable, less current portion                                                     312                 308
 Obligations under capital leases, less current portion                                5,523               3,334
 Other long-term liabilities                                                             213                 182
                                                                                     -------             -------
     Total long-term liabilities                                                       6,048               3,824
                                                                                     -------            --------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized,
  Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 24,145 shares issued and outstanding at July 31, 1999 and
  October 31, 1999                                                                         -                   -
  Series B Cumulative Convertible Preferred Stock, 2,000 shares authorized, 2,000 shares issued and outstanding at July 31, 1999,
  1,925 shares issued and outstanding at October 31, 1999                                  -                   -
  Series C Cumulative Convertible Preferred Stock, 500 shares authorized, no shares issued and outstanding at July 31, 1999,
  500 shares issued and outstanding at October 31, 1999                                    -                   -
 Common stock, $0.001 par value, 100,000,000 shares authorized,
 48,685,287 issued and outstanding at July 31, 1999,
 48,814,561 issued and outstanding at October 31, 1999                                    49                  49
 Additional paid in capital                                                           29,399              31,013
 Accumulated deficit                                                                 (21,987)            (25,194)
 Deferred compensation                                                                  (466)               (309)
 Cumulative translation adjustment                                                      (858)               (620)
                                                                                     -------             -------
     Total stockholders' equity                                                        6,137               4,939

     Total liabilities and stockholders' equity                                      $23,922             $24,218
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

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                 Three months ended October 31,
                                                      1998               1999
                                                   ----------        -----------
OPERATING REVENUES:
  Network Services
      Carrier                                     $ 5,626             $ 5,368
      Private Network                               1,087                 737
  Call Services
      Integrated Prepaid                            1,268               1,401
      Postpaid                                      1,699               1,175
  Internet e-commerce                                 558                 773
                                                  -------             -------

     Total operating revenues                      10,236               9,454
                                                  -------             -------

OPERATING EXPENSES:
  Cost of services                                  6,501               6,526
  Selling, general and administrative               3,109               3,374
  Bad debt expense                                    224                 120
  Depreciation and amortization                       649                 908
                                                  -------             -------

     Total operating expenses                      10,483              10,928
                                                  -------             -------

Operating loss                                       (247)             (1,474)

OTHER INCOME(EXPENSE):
  Interest income                                      13                   5
  Other income                                         18                  10
  Interest expense                                   (415)               (488)
                                                  -------             -------

     Total other income (expense)                    (384)               (473)
                                                  -------             -------

LOSS BEFORE INCOME TAX EXPENSE                       (631)             (1,947)

FOREIGN INCOME TAX EXPENSE                            (11)                  0

NET LOSS                                            ($642)            ($1,947)

LESS: PREFERRED DIVIDENDS                               0              (1,260)
                                                  -------             -------

NET LOSS TO COMMON STOCKHOLDERS                     ($642)            ($3,207)
                                                  =======             =======

BASIC AND DILUTED LOSS PER SHARE                   ($0.01)             ($0.07)
                                                  =======             =======

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              45,627              48,687
                                                  =======             =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (In thousands)

                                                                         For the three months ended
                                                                     -----------------------------------
                                                                                October 31,
                                                                     -----------------------------------
                                                                        1998                     1999
                                                                     ---------                ----------
Net loss to common stockholders                                       ($642)                   ($3,207)

     Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                         $  32                    $   238
                                                                      -----                    -------

Comprehensive loss to common stockholders                             ($610)                   ($2,969)
                                                                      =====                    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                          Three months ended October 31,
                                                                             1998                1999
                                                                          ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  ($642)              ($1,947)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities-
     Depreciation and amortization                                            649                   908
     Amortization of debt discount                                             82                    94
     Deferred compensation                                                    116                   157
     Provision for losses on accounts receivable                              224                   120
     Changes in operating assets and liabilities
       (Increase) Decrease in accounts receivable                            (476)                  124
       (Increase) Decrease in other assets                                    306                  (752)
       Increase (Decrease) in accounts payable                               (156)                1,769
       Increase (Decrease) in accrued liabilities                            (157)                   27
       Decrease in deferred revenue                                           (70)                  (56)
                                                                           ------              --------
Net cash provided by (used in) operating activities                          (124)                  444
                                                                           ------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                        (297)                 (248)
                                                                           ------              --------
Net cash used in investing activities                                        (297)                 (248)
                                                                           ------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                              59                     -
   Net decrease in short-term borrowings                                     (188)                  (97)
   Net increase from advanced funding arrangements                            382                    33
   Payments on debt                                                           (49)                 (170)
   Capital lease payments                                                    (525)                 (276)
   Payments on long-term liabilities                                          (53)                  (11)
   Proceeds from issuance of preferred stock, net
    of issuance costs                                                           -                   417
   Proceeds from issuance of common stock, net
    of issuance costs                                                          23                    42
                                                                           ------              --------
Net cash used in financing activities                                        (351)                  (62)
                                                                           ------              --------

Net increase (decrease) in cash                                              (772)                  134

Cash, beginning of period                                                   1,091                   379
                                                                           ------              --------

Cash, end of period                                                        $  319                  $513
                                                                           ======              ========

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

     1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the accounts of ATSI-Delaware, ATSI-Canada, ATSI-Texas, ATSI-Mexico, Computel, ATSI de CentroAmerica, Telespan, Sinfra and GlobalSCAPE have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries ("ATSI" or "the Company") as of July 31, 1999 and October 31, 1999, the results of their operations for the three months ended October 31, 1998 and 1999 and cash flows for the three months ended October 31, 1998 and 1999. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 1999 included in the Company's annual report on Form 10-K filed with the SEC on October 26, 1999. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of comparative financial statements for earlier periods. The adoption of SFAS No. 130 has resulted in the presentation of comprehensive income (loss) that differs from net income (loss) as presented in the accompanying financial statements to the extent of foreign currency translation adjustments as shown in the accompanying consolidated statements of comprehensive income (loss). The Company presentation of its comprehensive income component, foreign currency translation adjustments, is presented net of tax, which is $0 for all periods presented, in light of the Company's current net operating loss carryforward position.

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes standards for computing and presenting earning per share ("EPS") with entities with publicly
held common stock or potential common stock.   SFAS No. 128 simplifies the
standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure. As the Company had a net loss for the three months ended October 31, 1998 and 1999, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods.

     2.   FUTURE OPERATIONS

     The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to October 31, 1999, the Company has incurred
cumulative net losses of approximately $25,140.   Further, the Company has a
working capital deficit of approximately $10,268 at October 31, 1999. Although the Company has capital resources available to it, these resources are limited and may not be available to support its ongoing operations until such time as the Company is able to maintain positive cash flow from operations. There is no assurance the Company will be able to achieve future revenue levels sufficient to support operations or recover its investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders and customers, its ability to obtain capital resources to support operations and its ability to successfully market its services.

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

     3.   PRIVATE PLACEMENTS

     In September 1999, the Company issued 500 shares of Series C Preferred Stock for cash proceeds of approximately $500,000. The Series C Preferred Stock accrues cumulative dividends at the rate of 6% per annum.

     The Series C Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 78% of the five lowest closing bid prices on the ten days preceding conversion. As this conversion feature is considered a "a beneficial conversion feature" to the holder the Company has allocated approximately $130,000 of the approximate $500,000 in proceeds to additional paid-in capital as a discount to be amortized over a three-month period. The terms of the Company's Series C Preferred Stock restrict the Company from declaring and paying dividends on its common stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock.

     4.   CAPITAL LEASES

     As of July 31, 1999, the Company entered into a capital lease transaction with NTFC Capital Corporation, ("NTFC") to finance the purchase of a DMS 250/3000 International gateway switch from Northern Telecom, Inc. at a cost of approximately $1.8 million and additional equipment totaling approximately $200,000 over a five and a half-year period with payments delayed for six months. The lease facility requires that the Company meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, EBITDA results and debt to equity ratios. As of October 31, 1999, the Company did not meet certain of its financial covenants related to EBITDA results. While the Company has requested a waiver from NTFC for not meeting all of its financial covenants, there is no guarantee it will receive it. Should the company be unable to cure its default related to non-compliance within the time period called for in the debt facility, one of the options available to NTFC Capital Corporation would be to call the debt. Accordingly, the Company has classified the total amount outstanding under said lease as current in the accompanying balance sheet.

     5.   SEGMENT REPORTING

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

                                                        For the three months ended
                                                      October 31,         October 31,
U.S. Telco                                               1998                1999
-----------------------------------------------------------------------------------------
External revenues                                      $ 8,284,135         $ 7,020,757
Intercompany revenues                                            -         $   279,188
                                                       -----------         -----------
     Total revenues                                    $ 8,284,135         $ 7,299,945
                                                       ===========         ===========

Earnings before interest, taxes, depreciation and
 amortization (EBITDA)                                 $   857,765           ($279,311)


Operating income (loss)                                $   425,613           ($820,284)

Net income (loss)                                      $   970,063         ($1,138,539)

Total assets                                           $10,209,509         $ 9,568,399

Mexico Telco
--------------------------------------------------------------------------------------
External revenues                                      $ 1,396,678         $ 1,661,037
Intercompany revenues                                  $   898,916         $   985,000
                                                       -----------         -----------
     Total revenues                                    $ 2,295,594         $ 2,646,037
                                                       ===========         ===========

EBITDA                                                   ($577,851)          ($478,808)

Operating loss                                           ($769,627)          ($768,878)

Net loss                                                 ($893,687)        ($1,009,550)

Total assets                                           $16,314,093         $12,968,251

Internet  e-commerce
--------------------------------------------------------------------------------------
External revenues                                      $   555,466         $   772,590
Intercompany revenues                                            -                   -
                                                       -----------         -----------
     Total revenues                                    $   555,466         $   772,590
                                                       ===========         ===========

EBITDA                                                 $   124,192         $   273,028

Operating income                                       $   105,016         $   194,200

Net income                                             $   110,938         $   195,256

Total assets                                           $   442,972         $ 1,372,837

Other
--------------------------------------------------------------------------------------
External revenues                                                -                   -
Intercompany revenues                                    ($898,916)        ($1,264,188)
                                                       -----------         -----------
     Total revenues                                      ($898,916)        ($1,264,188)
                                                       ===========         ===========

EBITDA                                                     ($2,510)           ($71,077)

Operating loss                                             ($8,725)           ($78,733)

Net loss                                                 ($829,197)        ($1,254,122)

Total assets                                           ($4,365,007)        $   307,706

Total
---------------------------------------------------------------------------------------
External revenues                                      $10,236,279         $ 9,454,384
Intercompany revenues                                            -                   -
                                                       -----------         -----------
     Total revenues                                    $10,236,279         $ 9,454,384
                                                       ===========        ============

EBITDA                                                 $   401,616           ($556,168)

Depreciation, Depletion and Amortization                 ($649,339)          ($907,527)

Operating loss                                           ($247,723)        ($1,473,695)

Net loss                                                 ($642,383)        ($3,206,955)

Total assets                                           $22,601,567         $24,217,193

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

General

     The Company's mission is to employ leading-edge technologies for delivery of exceptional telecommunication services to underserved Latino markets in the U.S. and Latin America emphasizing convenience, accessibility, quality, reliability, and affordability, while continually seeking to add value through new and innovative products and services. Utilizing a framework of licenses, interconnection and service agreements, network facilities and retail distribution channels (hereinafter collectively referred to as the "framework"), the Company is primarily focused on capturing market share in the international telecommunications corridor between the United States and Mexico. Even with poor phone-line penetration, the Company's research indicates that Mexico may exchange more international traffic with the U.S. than any other country in the world within the next two years. As the regulatory environments allow, the Company plans to establish framework in other Latin American countries as well. In addition to the U.S. and Mexico, the Company currently owns or has rights to use facilities in and has strategic relationships with carriers in Costa Rica, El Salvador, and Guatemala.

     Utilizing the framework described above, the Company provides local, domestic long distance and international calls from its own public telephones and communication centers within Mexico, and provides similar services to some third party-owned casetas, public telephones and hotels in Mexico. Consumers visiting a Company-owned communication center or public telephone may dial directly to the desired party in exchange for cash payment, or can charge the call to a U.S. address (collect, person-to-person, etc.) or calling card, or to a U.S. dollar-denominated credit card with the assistance of an operator. In July 1998, the Company began providing domestic U.S. and international call services to Mexico to residential customers on a limited basis in the U.S. Callers may either pre-subscribe to the Company's one-plus residential service, or dial around their pre-subscribed carrier by dialing 10-10-624, plus the area
code and desired number.   Where possible, these retail calls are transported
over the Company's own network infrastructure.

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

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has a working capital deficit as of October 31, 1999. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital, the Company expects improved results of operations and liquidity in the rest of fiscal 2000.

Results of Operations

     The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the three-month periods ended October 31, 1998 and 1999.

                                                                     Three Months Ended October 31,
                                                                     ------------------------------
                                                                  1998                          1999
                                                                  ----                          ----

                                                          $               %              $                 %
                                                      ---------      ----------     -----------         --------
Operating revenues
------------------
Network management services
    Carrier services                                   $ 5,626           55%         $ 5,368                57%
    Private network                                      1,087           11%             737                 8%
Call services
    Integrated Prepaid                                   1,268           12%           1,401                15%
    Postpaid                                             1,699           17%           1,175                12%
Internet e-commerce                                        556            5%             773                 8%
                                                       -------         ----          -------               ---

Total operating revenues                                10,236          100%           9,454               100%

Cost of services                                         6,501           64%           6,526                69%
                                                       -------         ----          -------               ---

Gross Margin                                             3,735           36%           2,928                31%

Selling, general and administrative expense
                                                         3,109           30%           3,374                36%

Bad debt expense                                           224            2%             120                 1%

Depreciation and amortization                              649                 6%                  908                10%
                                                       -------              ----               -------               ---

Operating loss                                            (247)               (2%)              (1,474)              (16%)

Other, net                                                (395)               (4%)                (473)               (5%)
                                                       -------              ----               -------               ---

Net loss                                                  (642)               (6%)              (1,947)              (21%)

Less: preferred stock dividends                              -                 0%               (1,260)              (13%)
                                                       -------              ----               -------               ---

Net loss                                                 ($642)               (6%)               ($642)              (34%)
                                                       =======              ====               =======               ===

Three Months ended October 31, 1999 Compared to Three Months ended October 31, 1998

     Operating Revenues. Operating revenues were down 8% between periods, due primarily to declines in the Company's network management services and postpaid call services revenues offset somewhat by the growth in the Company's integrated prepaid call services revenue and its Internet e-commerce services revenue.

     Network management services, which includes both carrier services and private network services declined approximately $610,000 from $6.7 million to $6.1 million. During the quarter ended October 31, 1999, the Company processed more minutes in its carrier services business than it had in any previous quarter and transported 56% more minutes than it had in the first quarter of fiscal 1999. In spite of this increase in volumes, the Company's carrier services revenues declined from $5.6 million to $5.4 million, between quarters, due to pricing and other market pressures, which resulted in the Company's revenue per minute declining significantly between periods. The Company's private network services declined from $1.1 million to $737,000 between periods due to the loss of a customer upon expiration of its contract as well as the termination of several customers with poor credit histories.

     Call services revenue, which is comprised of both integrated prepaid revenues, generated from calls paid for before or at the time the call is placed, and postpaid calling services, which represent calls subsequently billed to the consumer or other appropriate party, declined approximately $390,000 between quarters. This decline was the result of an approximate $130,000 increase in integrated prepaid revenues offset by an approximate $525,000 decline in postpaid revenues. The approximate 15% increase in integrated prepaid revenues between periods came from calls generated from the Company's payphones and communication centers in Mexico, which continue to be one of the Company's competitive advantages in Mexico. The Company's decline in postpaid revenues was a result of several factors. As the Company continued its focus of providing revenues from its own payphones and communication centers, it de-emphasized revenues generated from third-party owned premises, because of higher costs associated with these calls. The Company also experienced a decline in its operator services calls as new services such as prepaid cellular were introduced into the market by the Company's competitors and Mexican cellular providers recently introduced "calling party pays". These two factors led to a tremendous increase in cellular traffic in Mexico and the resultant congestion hindered the ability of the Company to complete operator assisted calls from certain of its payphones, which use cellular access to transport calls.

     Revenues from the Company's e-commerce subsidiary GlobalSCAPE, Inc. increased 39% between quarters from approximately $556,000 to approximately $773,000 as GlobalSCAPE continued to increase the rate at which users download its products. Each month during the quarter ended October 31, 1999, the Company produced an all-time record number of downloads culminating with a record 740,000 downloads in October. Downloads serve not only as the primary driver for product registration revenues but increase GlobalSCAPE's targeted audience for banner advertisements. GlobalSCAPE began selling banner advertisements in April 1999, and for the quarter ended October 31, 1999, advertising revenues represented approximately 15% of the total e-commerce revenues.

     Cost of Services. Cost of services remained flat at $6.5 million between quarters but increased as a percentage of revenues from 64% to 69% between quarters. Cost of services on the Company's e-commerce subsidiary declined from 28% to 3% between quarters, due to its purchase of the source code to CuteFTP in January 1998, which resulted in the elimination of royalty payments associated with its sale and distribution. Cost of services on the Company's telco business increased from 66% to 75% between quarters. This increase was primarily due to the pricing pressures related to the Company's carrier services business as well as costs related to reserve capacity held by the Company during the period. The completion of the Company's fiber-based international network in July 1999 left the Company with excess satellite capacity during the quarter. Effective October 1999 the Company restructured its satellite bandwidth contract resulting in lower short-term financial obligations while still allowing the Company the flexibility and additional capacity it will need in both the near and long-term to achieve its business plan. The Company experienced a slight decline in the cost of services percentage related to its call services business as it has continued to challenge underlying carrier costs. Management believes that the further build-out of its network, its increased focus on retail-based call services and by shifting traffic from third-party owned networks to its own networks that it will be able to maintain a competitive advantage over its competitors in its targeted markets. The Company's telco gross margins remain well above that of the average of the companies in its peer group.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased 9%, or approximately $265,000 between periods, due primarily to increased personnel and costs related to the Company's e-commerce subsidiary GlobalSCAPE subsequent to October 1998, related to the introduction of new products and the enhancement of its current products. As mentioned earlier, downloads of its products, the primary driver for both its product registration and advertising revenues continued to increase throughout the year with October's downloads of 740,000 representing the fourth consecutive month of record downloads. SG&A expenses related to the Company's telco operations remained flat between periods as the Company incurred non-recurring costs related to the integration of its Mexican operations. This integration has resulted in the termination of approximately 40 employees to date, each of whom must be paid three months of severance in accordance with Mexican law. The Company expects to have completed the integration of its Mexican operations and the close of its Guadalajara office by December 31, 1999.

     Bad Debt Expense. Bad debt expense declined from $224,000 to $120,000 between periods due to the decline in the Company's postpaid call services business between quarters.

     Depreciation and Amortization. Depreciation and amortization rose approximately $259,000 between periods, The increased depreciation and amortization is attributable to an approximate $2.7 million increase in fixed assets between October 31, 1998 and October 31, 1999 as well as increased amortization related to the Company's acquisition of the source code to CuteFTP.


     Operating Loss. The Company's operating loss increased $1.2 million from the first quarter of fiscal 1999 to the first quarter of fiscal 2000 primarily due to decreased revenues, increased selling, general and administrative expenses and increased depreciation and amortization.

     Other Income(expense). Other income (expense) decreased approximately $90,000 between years. This decrease was principally attributable to the increase in interest expense from approximately $415,000 for the quarter ended October 31, 1998 to approximately $488,000 for the quarter ended October 31, 1999.

     Preferred Stock Dividends. During the first quarter of fiscal 2000, the Company recorded approximately $1.3 million of expense related to cumulative convertible preferred stock. In addition to cumulative dividends on its Series A, Series B and Series C Preferred Stock, which are accrued at 10%, 6% and 6%, respectively, per month the Company has recorded amortization related to a discount or "beneficial conversion feature" associated with the issuance of its preferred stock of approximately $1.6 million related to its Series A Preferred Stock, which is being amortized over a twelve-month period, $1.1 million related to its Series B Preferred Stock, which is being amortized over a three-month period and approximately $130,000 related to its Series C Preferred Stock, which is being amortized over a three-month period. The Company completed the amortization of the discount related to its Series B Preferred Stock in the first quarter of fiscal 2000.

Liquidity and Capital Resources

     During the quarter ended October 31, 1999, the Company produced positive cash flows from operations of approximately $444,000 as compared to negative cash flows from operations of approximately $124,000 for the previous year's quarter. The positive cash flows from operations were primarily a result of an increase in the Company's payable and accrued liability position from July 31, 1999 to October 31, 1999 as the Company often utilized cash flows produced from financing activities to pay down debt and capital lease obligations before paying vendors or suppliers of services to the Company.

     During the quarter ended October 31, 1999, the Company acquired approximately $248,000 in equipment which was not financed through capital lease or financing arrangements. Additionally, the Company paid approximately $276,000 towards its capital lease obligations and an additional $170,000 towards its note payables during the three months ended October 31, 1999.

     In an effort to improve its working capital position, the Company raised approximately $420,000 in September 1999, net of issuance costs, in a private placement of preferred stock, and an additional $42,000 was raised through the exercise of warrants and options.

     The net result of the Company's operating, investing and financing activities during the quarter was a working capital deficit at July 31, 1999 of approximately $10.3 million and cash on hand of approximately $513,000.
Included in the Company's current obligations, net of the associated debt discount, are notes payable of $2.2 million which will be due and payable, along with accrued interest of approximately $760,000 in March 2000. The Company anticipates converting the total liability including accrued interest to equity prior to its maturity. The Company's current obligations also include the total obligation under its debt facility with NTFC Capital Corporation because of the Company's non-compliance with the EBITDA covenant of the debt facility as of October 31, 1999. Although the Company does not anticipate NTFC Capital Corporation calling the amounts due under the debt facility, the Company has classified the debt as being current in accordance with generally accepted accounting principles. The Company is currently in the process of obtaining a formal waiver from the lender, and is also reviewing the covenant requirements in the future for possible adjustment.

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

     Until the Company is able to produce positive cash flows from operations in an amount sufficient to meet its debt service and capital expenditure requirements, it must be able to access debt and/or equity capital to assist it in doing so, although no assurance may be given that it will be able to do so. In an effort to meet its financial needs going forward, the Company has engaged the investment banking firm of Gerard, Klauer Mattison & Co. ("GKM"). GKM will assist the Company in finding and securing financial and strategic relationships. The Company has also engaged the investment banking firm of SunTrust Equitable Securities to assist it in, among other things, raising private or public funds for GlobalSCAPE. However, there can be no assurance that such funds will be raised. While the Company to work with both GKM and SunTrust Equitable Securities in forming medium and long-term financing solutions, it may be necessary for the Company to continue to access debt and/or equity capital in the near-term.

Inflation/Foreign Currency

     Inflation has not had a significant impact on the Company's operations. With the exception of integrated prepaid revenues from the Company's communication centers and payphones, almost all of the Company's revenues are generated and collected in U.S. dollars. Integrated prepaid services from the Company's communication centers and payphones are provided at the time of the call in exchange for cash payment, so the Company does not maintain receivables on its books that are denominated in pesos. In an effort to reduce foreign currency risk, the Company attempts to convert pesos collected to U.S. dollars quickly and attempts to maintain minimal cash balances denominated in pesos. Some expenses related to certain services provided by the Company are incurred in foreign currencies, primarily Mexican pesos. The devaluation of the Mexican peso over the past several years has not had a material adverse effect on the Company's financial condition or operating results.

Seasonality

     The Company's call service revenues are typically higher on a per phone basis during January through July, the peak tourism months in Mexico.

Year 2000 Compliance

     The Company initiated a program to identify and address issues associated with the ability of its date-sensitive information, telephony and business systems to properly recognize the year 2000 in order to avoid interruption of the operation of these systems at the turn of the century. This program is being conducted by the Company's Management Information Systems group, which is coordinating the efforts of internal resources as well as third party vendors in making all of the necessary changes for all management systems and product related infrastructure for the Company's divisions and subsidiaries. The Company believes it is 99% complete in achieving Year 2000 readiness, and will be Year 2000 ready before the end of December 1999. The only significant remaining item is an outstanding issue related to the payroll systems of the Company's Mexican subsidiaries. The Company expects to avoid disruption of its owned information, telephony and business systems as a result of these efforts. However, the Company must rely on the representations and warranties of third parties, including domestic U.S. and foreign carriers of its traffic, in testing for readiness for year 2000 issues and cannot ensure compliance by these parties. The Company has developed contingency plans in areas where it believes there is any significant risk or where a third party has not adequately responded to the Company's inquiries, which includes transitions to other providers.

     The Company believes that a worst case scenario resulting from a Year 2000 related failure would be a temporary disruption of normal business operations. Based upon the work completed to date, the Company believes that such an occurrence is unlikely. However, as stated above, the Company is relying on representations and warranties of third parties that are beyond the Company's control. A disruption of business operations could have a material adverse effect on the Company's financial performance.

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


                    AMERICAN TELESOURCE INTERNATIONAL INC.
                                 (Registrant)



Date:   December 15, 1999              By:       /s/ H. Douglas Saathoff
                                                 -------------------------
                                       Name:     H. Douglas Saathoff
                                       Title:    Chief Financial Officer