Form 10-Q
period 2000-01-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 2000-03-16
CIK 1014052

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
-
ACT OF 1934
For the quarterly period ended January 31, 2000

                                       or
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

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

     The number of shares outstanding of the registrant's common stock at March 14, 2000 was 62,187,572.

--------------------------------------------------------------------------------

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED JANUARY 31, 2000

                                     INDEX

Part I   FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.   Interim Consolidated Financial Statements (Unaudited)
          Consolidated Balance Sheets as of July 31, 1999 and January 31, 2000..............................     3
          Consolidated Statements of Operations for the Three and Six Months Ended January 31, 1999 and
          2000..............................................................................................     4
          Consolidated Statements of Comprehensive Loss for the Three and Six Months ended January 31, 1999
          and 2000..........................................................................................     5
          Consolidated Statements of Cash Flows for the Six Months Ended January 31, 1999 and 2000..........     6
          Notes to Consolidated Financial Statements........................................................     7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............    12

Part II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K..................................................................    19

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)

                                                                                      July 31,     January 31,
                                                                                        1999          2000
                                                                                     ------------  ------------
                                                                                                    (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                           $       379   $       663
 Accounts receivable, net of allowance of $ 1,600 and $ 1,470, respectively                3,693         4,439
 Prepaid expenses and other assets                                                           755         1,009
                                                                                     -----------   -----------
     Total current assets                                                                  4,827         6,111
                                                                                     -----------   -----------

PROPERTY AND EQUIPMENT (At cost):                                                         16,669        17,690
 Less - Accumulated depreciation and amortization                                         (4,713)       (6,622)
                                                                                     -----------   -----------
     Net property and equipment                                                           11,956        11,068
                                                                                     -----------   -----------

OTHER ASSETS, net
 Goodwill, net                                                                             5,032         4,963
 Contracts, net                                                                              703           374
 Trademarks, net                                                                             789           699
 Other assets                                                                                615           732
                                                                                     -----------   -----------
     Total assets                                                                    $    23,922   $    23,947
                                                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                    $     4,004   $     5,765
 Accrued liabilities                                                                       3,167         2,275
 Current portion of notes payable                                                            961           339
 Current portion of convertible long-term debt                                             1,942             -
 Current portion of obligations under capital leases                                       1,430         1,476
 Deferred revenue                                                                            233           185
                                                                                     -----------   -----------
     Total current liabilities                                                            11,737        10,040
                                                                                     -----------   -----------

LONG-TERM LIABILITIES:
 Notes payable, less current portion                                                         312            11
 Obligations under capital leases, less current portion                                    5,523         4,900
 Other long-term liabilities                                                                 213           160
                                                                                     -----------   -----------
     Total long-term liabilities                                                           6,048         5,071
                                                                                     -----------   -----------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized, Series A
  Cumulative Convertible Preferred Stock, 50,000 shares authorized, 24,145 shares issued and outstanding at July 31, 1999,
  38,400 shares issued and outstanding at January 31, 2000                                     -             -
  Series B Cumulative Convertible Preferred Stock, 2,000 shares authorized, 2,000 shares issued and outstanding at July 31, 1999,
  no shares issued and outstanding at January 31, 2000                                         -             -
  Series C Cumulative Convertible Preferred Stock, 500 shares authorized, no shares issued and outstanding at July 31, 1999,
  500 shares issued and outstanding at January 31, 2000                                        -             -
 Common stock, $0.001 par value, 100,000,000 shares authorized, 48,685,287 issued and outstanding at July 31, 1999,
 56,254,894 issued and outstanding at January 31, 2000                                        49            56
 Additional paid in capital                                                               29,399        37,442
 Accumulated deficit                                                                     (21,987)      (27,640)
 Deferred compensation                                                                      (466)         (182)
 Cumulative translation adjustment                                                          (858)         (840)
                                                                                     -----------   -----------
     Total stockholders' equity                                                            6,137         8,836

     Total liabilities and stockholders' equity                                      $    23,922   $    23,947
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

                   AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)
                                  (unaudited)

                                                Three months ended January 31,                Six months ended January 31,
                                                   1999                2000                     1999               2000
                                               ----------          -------------           ---------------     --------------
OPERATING REVENUES:
 Network Services
  Carrier                                         $ 3,118                $ 8,290                   $ 8,743            $11,658
  Private Network                                   1,181                    602                     2,269              1,339
 Call Services
  Integrated Prepaid                                1,356                  1,515                     2,624              2,916
  Postpaid                                          1,849                    992                     3,548              2,167
Internet e-commerce                                   621                  1,281                     1,177              2,054
                                               ----------              ---------              ------------        -----------
  Total operating revenues                          8,125                 10,680                    18,361             20,134
                                               ----------              ---------              ------------        -----------

OPERATING EXPENSES:
 Cost of services                                   4,824                  7,104                    11,325             13,631
 Selling, general and administrative                3,077                  3,252                     6,186              6,627
 Bad debt expense                                     163                     93                       387                212
 Depreciation and amortization                        758                  1,427                     1,407              2,335
                                               ----------              ---------              ------------        -----------
  Total operating expenses                          8,822                 11,876                    19,305             22,805
                                               ----------              ---------              ------------        -----------

Operating loss                                       (697)                (1,196)                     (944)            (2,671)

OTHER INCOME (EXPENSE):
 Other income (expense)                               (27)                    10                        (7)                26
 Interest expense                                    (365)                  (626)                     (780)            (1,114)
                                               ----------              ---------              ------------        -----------
  Total other income (expense)                       (392)                  (616)                     (787)            (1,088)
                                               ----------              ---------              ------------        -----------

NET LOSS                                          ($1,089)               ($1,812)                  ($1,731)           ($3,759)

LESS: PREFERRED DIVIDENDS                               0                   (634)                        0             (1,894)
                                               ----------              ---------              ------------        -----------

NET LOSS TO COMMON STOCKHOLDERS                   ($1,089)               ($2,446)                  ($1,731)           ($5,653)
                                               ==========              =========              ============        ===========

BASIC AND DILUTED LOSS PER SHARE                   ($0.02)                ($0.05)                   ($0.04)            ($0.11)
                                               ==========              =========              ============        ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                46,324                 50,058                    45,976             49,372
                                               ==========              =========              ============        ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (In thousands)

                                                          For the three months ended           For the six months ended
                                                       ---------------------------------   ---------------------------------
                                                                 January 31,                         January 31,
                                                       ---------------------------------   ---------------------------------
                                                          1999                   2000         1999                   2000
                                                       ----------             ----------   ----------             ----------
Net loss to common stockholders                           ($1,089)               ($2,446)     ($1,731)               ($5,653)

     Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                  25                   (220)          57                     18
                                                       ----------             ----------   ----------             ----------

Comprehensive loss to common stockholders                 ($1,064)               ($2,666)     ($1,674)               ($5,635)
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

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                         Six months ended January 31,
                                                                          1999                  2000
                                                                   ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    ($1,731)              ($3,759)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities-
     Depreciation and amortization                                              1,407                 2,335
     Amortization of debt discount                                                165                   353
     Deferred compensation                                                        232                   283
     Provision for losses on accounts receivable                                  387                   213
     Changes in operating assets and liabilities
       (Increase) Decrease in accounts receivable                                (602)                 (863)
       (Increase) Decrease in other assets-current and long-term                  (68)                 (555)
       Increase (Decrease) in accounts payable                                 (1,372)                1,293
       Increase (Decrease) in accrued liabilities                               1,566                   232
       Decrease in deferred revenue                                               (80)                  (47)
                                                                   ------------------    ------------------
Net cash used in operating activities                                             (96)                 (515)
                                                                   ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (641)                 (688)
  Net cash paid in acquisitions                                                  (171)                    -
                                                                   ------------------    ------------------
Net cash used in investing activities                                            (812)                 (688)
                                                                   ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                                 180                   106
   Net decrease in short-term borrowings                                         (112)                 (306)
   Net increase from advanced funding arrangements                                296                   161
   Payments on debt                                                              (183)                 (503)
   Capital lease payments                                                        (682)                 (678)
   Payments on long-term liabilities                                                -                   (34)
   Proceeds from issuance of preferred stock, net
    of issuance costs                                                               -                 1,821
   Proceeds from issuance of common stock, net
    of issuance costs                                                             558                   920
                                                                   ------------------    ------------------
Net cash provided by financing activities                                          57                 1,487
                                                                   ------------------    ------------------

Net (decrease) increase in cash                                                  (851)                  284

Cash, beginning of period                                                       1,091                   379
                                                                   ------------------    ------------------

Cash, end of period                                                            $  240                $  663
                                                                   ==================    ==================

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


     1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the accounts of ATSI-Delaware, ATSI-Canada, ATSI-Texas, ATSI-Mexico, ATSI de CentroAmerica, Computel, Telespan, Sinfra, and GlobalSCAPE have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI, Inc. and its subsidiaries ("ATSI" or "the Company") as of July 31, 1999 and January 31, 2000, the results of their operations for the three and six months ended January 31, 1999 and 2000 and cash flows for the six months ended January 31, 1999 and 2000. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 1999 included in the Company's annual report on Form 10-K filed with the SEC on October 26, 1999. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. However, in June 1999, FASB issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 delays the effective date of SFAS 133 to June 15, 2000. The Company believes the adoption of this statement will not have a material effect on the financial condition or results of operations of the Company.


     2.  FUTURE OPERATIONS

     The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to January 31, 2000, the Company has incurred
cumulative net losses of approximately $27.6 million.   Further, the Company has
a working capital deficit of approximately $3.9 million at January 31, 2000. Although the Company has capital resources available to it, these resources are limited and may not be available to support its ongoing operations until such time as the Company is able to maintain positive cash flow from operations. There is no assurance the Company will be able to achieve future revenue levels sufficient to support operations or recover its investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders and customers, its ability to obtain capital resources to support operations and its ability to successfully market its services.

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

     On February 17, 2000, the Company announced plans to capitalize on the value of its wholly owned subsidiary, GlobalSCAPE, Inc. by spinning out a portion of its ownership in GlobalSCAPE to its shareholders, and offering additional

GlobalSCAPE shares to ATSI shareholders and the GlobalSCAPE customer base. Shareholders of ATSI will be allowed to participate in these transactions, which are designed to accomplish three goals: 1) To increase ATSI shareholder value;
2) to raise funds necessary for further growth at GlobalSCAPE, and 3) to raise funds necessary for further growth at ATSI. Management anticipates that the transaction will provide cash to ATSI to reduce or eliminate its working capital deficit. In addition, the transactions should also provide an ongoing benefit to ATSI, as it will realize a stepped-up benefit through its retained ownership in GlobalSCAPE, enhancing its own financial position and its ability to act on or finance opportunities going forward.

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


     3. CAPITAL LEASES

     As of July 31, 1999, the Company entered into a capital lease transaction with NTFC Capital Corporation, ("NTFC") to finance the purchase of a DMS 250/3000 International gateway switch from Northern Telecom, Inc. and additional equipment totaling approximately $2,000,000 over a five and a half-year period with payments delayed for six months. The lease facility requires that the Company meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, earnings before interest, taxes and depreciation and amortization (EBITDA) results and debt to equity ratios. As of October 31, 1999 and January 31, 2000, the Company was in default of quarterly financial covenants related to revenues, gross margins and EBITDA. The Company has received a waiver from NTFC stating that it waived the Company's compliance requirements as of those dates. However, based upon the Company's results before and after the period ended January 31, 2000, the Company will most likely be in default of these same covenants at the end of its next fiscal quarter, April 30, 2000. As such, the Company has requested that NTFC review the Company's current business plan, including expected results and capital requirements, in order to re-set the financial covenants applicable to its capital lease obligation and prevent events of default from occurring on a quarterly basis going forward. Based on discussions with NTFC, management believes it is probable that NTFC will re-set the financial covenants such that the Company will be in compliance as of April 30, 2000. NTFC is in the process of reviewing this information, and the Company anticipates receiving the results of this review prior to April 30, 2000. As such, the Company has classified its obligation to NTFC as long-term. However, should the Company not receive revised financial covenants from NTFC, it is likely that the Company will be required to classify its entire obligation to NTFC as current as of April 30, 2000.


     4. NOTES PAYABLE

     In January 2000, the note holder converted a note payable into Common Stock. The note payable balance inclusive of principal, interest and other fees was approximately $439,000. At issuance, the note payable had 250,000 warrants to the note holder at an exercise price of $3.56 per share. Unamortized debt discount associated with the warrants at the time of conversion was approximately $87,000, which the Company fully expensed in January 2000. The note payable balance inclusive of principal, accrued interest and other fees was converted into 370,603 shares of Common Stock.

     The Company utilizes the services of a billing clearinghouse to process and collect receivables related to its long distance call services. As part of a factoring arrangement, the clearinghouse advances 75% of these receivables within five days of presentment. Under a separate agreement with a financing company, the Company was advanced an additional 13.75% of these receivables through April 1999. As part of a tri-party agreement between the Company, the billing clearinghouse and the financing company, the financing company was repaid by the billing clearinghouse from payments arising from the ultimate collection of the Company's long distance call services receivables. In November 1999, the Company, under the tri-party agreement, paid off the note payable to the financing company. The financing company now claims that the Company owes an approximate $600,000. The Company believes that the amount claimed by the financing company is in error and that the billing clearinghouse has, in fact, paid the financing company approximately $160,000 more than what it is owed, which the Company has reflected in the accompanying consolidated balance sheets as a note receivable. The billing clearinghouse has agreed not to transmit any additional funds to the financing company until this dispute is resolved. The Company is attempting to work with the financing company to resolve this dispute and obtain a release of the funds held by the billing clearinghouse.


     5. CONVERTIBLE DEBT

     In January 2000, the note holders converted $2.2 million of convertible notes, originally issued in March and May of 1997, which would have been due in March 2000. The convertible notes' face value and accrued interest at the time of conversion was approximately $2.2 million and $700,000, respectively. At issuance, the convertible notes had 4,776,176 warrants to the convertible debt holders at an exercise price of $0.27 per share. Unamortized debt discount associated with the warrants at the time of conversion was approximately $106,000, which the Company fully expensed in January 2000. In January 2000, conversion of the notes resulted in the issuance of 726,257 shares of Common Stock related to the warrants, 716,424 of which were the aforementioned $0.27 warrants and 9,833 of unrelated $0.85 warrants against the face value and accrued interest owed them. The remaining convertible notes and accrued interest were converted into 2,262,329 shares of Common Stock.


     6. PREFERRED STOCK

     In December 1999, the Company issued 1,425 shares of Series A Preferred Stock for cash proceeds of approximately $1.4 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

     The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) days preceding the Date of Closing (the "Initial Conversion Price"). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. As this conversion feature is considered a "a beneficial conversion feature" to the holder, the Company has allocated approximately $943,000 of the approximate $1.4 million in proceeds to additional paid-in capital as a discount to be amortized over a one year period. The Series A Preferred Stock is callable and redeemable by the Company at 100% of its face value, plus any accumulated, unpaid dividends at the Company's option any time after the Common Stock of the Company has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as the Company does not call the Preferred Stock prior to the first anniversary date of the Date of Closing. The terms of the Company's Series A Preferred Stock restrict the Company from declaring and paying dividends on its common stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock.

     During the quarter, the holder of the Company's Series B Preferred Stock elected to convert the remaining 1,925 shares into Common Stock of the Company. This conversion resulted in the issuance of approximately 2,525,308 shares of the Company's Common Stock during the quarter. An additional 75 shares of Series B Preferred Stock had previously been converted during the quarter ending October 31, 1999 resulting in the issuance of approximately 99,906 shares of Common Stock.


     7. SEGMENT REPORTING

     The Company has three reportable operating segments: (1) U.S. Telco; (2) Mexico Telco; and (3) Internet e-commerce. The Company has included the operations of ATSI-Canada, ATSI-Delaware and all businesses falling below the reporting threshold in the "Other" segment. The "Other" segment also includes intercompany eliminations.

                                                         For the three months ended             For the six months ended
                                                     January 31,            January 31,    January 31,             January 31,
                                                        1999                   2000           1999                    2000
U.S. Telco
------------------------------------------------------------------------------------------------------------------------------
External revenues                                       $  5,942,131       $  7,622,248       $ 14,226,266       $ 14,643,005

Intercompany revenues                                              -       $    320,677                  -       $    599,864
                                                        ------------       ------------       ------------       ------------
                 Total revenues                         $  5,942,131       $  7,942,925       $ 14,226,266       $ 15,242,869
                                                        ============       ============       ============       ============

Earnings before interest, taxes, depreciation and
 amortization (EBITDA)                                  $    122,493          ($176,045)      $    980,259          ($455,355)


Operating income (loss)                                    ($342,784)         ($478,453)      $     82,830        ($1,298,737)

Net income (loss)                                          ($987,681)         ($584,364)          ($17,618)       ($1,722,904)

Total assets                                            $ 12,413,385       $  9,526,524       $ 12,413,385       $  9,526,524

Mexico Telco
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                       $  1,561,356       $  1,776,530       $  2,958,032       $  3,437,567
Intercompany revenues                                   $  1,110,730       $  1,008,167       $  2,009,648       $  1,993,167
                                                        ------------       ------------       ------------       ------------
                 Total revenues                         $  2,672,086       $  2,784,697       $  4,967,680       $  5,430,734
                                                        ============       ============       ============       ============

EBITDA                                                     ($397,187)         ($288,932)         ($975,038)         ($767,741)

Operating loss                                             ($652,973)       ($1,331,323)       ($1,422,600)       ($2,100,202)

Net loss                                                   ($786,193)       ($1,520,040)       ($1,679,880)       ($2,529,591)

Total assets                                            $ 16,566,813       $ 12,139,941       $ 16,566,813       $ 12,139,941

Internet  e-commerce
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                       $    621,410       $  1,281,034       $  1,176,876       $  2,053,624
Intercompany revenues                                              -                  -                  -                  -
                                                        ------------       ------------       ------------       ------------
                 Total revenues                         $    621,410       $  1,281,034       $  1,176,876       $  2,053,624
                                                        ============       ============       ============       ============

EBITDA                                                  $    335,461       $    722,478       $    459,663       $    985,505

Operating income                                        $    304,682       $    646,450       $    409,698       $    840,650

Net income                                              $    308,220       $    643,056       $    419,158       $    838,311

Total assets                                            $  1,277,083       $  1,816,530       $  1,277,083       $  1,816,530

Other
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                                  -                  -                  -                  -
Intercompany revenues                                    ($1,110,730)       ($1,394,224)       ($2,009,648)       ($2,658,411)
                                                        ------------       ------------       ------------       ------------
                 Total revenues                          ($1,110,730)       ($1,394,224)       ($2,009,648)       ($2,658,411)
                                                        ============       ============       ============       ============

EBITDA                                                             -           ($27,123)           ($2,500)          ($98,199)

Operating loss                                               ($6,225)          ($33,581)          ($14,950)         ($112,313)

Net income (loss)                                       $    377,585          ($984,368)         ($452,111)       ($2,238,489)

Total assets                                             ($5,202,066)      $    463,661        ($5,202,066)      $    463,661

Total
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                       $  8,124,897       $ 10,679,812       $ 18,361,174       $ 20,134,196
Intercompany revenues                                              -                  -                  -                  -
                                                        ------------       ------------       ------------       ------------
                 Total revenues                         $  8,124,897       $ 10,679,812       $ 18,361,174       $ 20,134,196
                                                        ============       ============       ============       ============

EBITDA                                                  $     60,767       $    230,378       $    462,384          ($335,790)

Depreciation, Depletion and Amortization                   ($758,066)       ($1,427,285)       ($1,407,406)       ($2,334,812)

Operating loss                                             ($697,299)       ($1,196,907)         ($945,022)       ($2,670,602)

Net loss                                                 ($1,088,068)       ($2,445,717)       ($1,730,451)       ($5,652,673)

Total assets                                            $ 25,055,215       $ 23,946,656       $ 25,055,215       $ 23,946,656


     8. LEGAL PROCEEDINGS

     On February 11, 2000, the Company filed a Petition and Application for TRO and Temporary Injunctive Relief in district court in Bexar County, Texas (Cause Number 2000CI02032) against the former manager of its Costa Rican operations, Alejandro Filloy, a former private network customer, Simple Communications Technologies, Inc. and two other defendants, Gammacom Communicaciones, S.A. and American Teleport Services, Inc. The Company alleges that Alejandro Filloy and Simple Communications used ATSI's assets to establish a competing business under the names Gammacom (a Costa Rican corporation) and American Teleport Services (a Florida corporation). The Company has asserted claims for conversion, fraud, and tortious interference with contractual relations and conspiracy. The Company has also asked for payment of unpaid amounts due from Simple Communications Technologies, Inc. under its agreement for private network services.

     In addition, the Company has filed a demand for payment against another former private network customer for services used and services which continue to accrue under the terms of agreement. The former customer has asserted that it did not have a binding written contract and does not owe the Company for any service not used.

     The Company has outstanding receivables related to these private network customers for both services used and services which continue to accrue under the terms of the respective agreements. While the Company can not estimate the possible loss, if any related to these receivables, there can be no assurance that the resolutions of both of these disputes would not have a material effect on the Company's results of operations. As such, the Company has established a reserve for the amounts related to services, which continue to accrue under the agreements.


     9. RELATED PARTY TRANSACTIONS

     In February 2000, the Company's Board of Directors approved a plan to lend approximately $1.4 million, at a market interest rate, in the aggregate to certain key executive officers to allow them to exercise approximately 2,250,000 of their vested options. The executive officers who borrowed under the plan must adhere to the following conditions: 1) they must contribute 10% in cash of the amount borrowed; 2) the stock obtained with the exercises must be escrowed under a twelve month standstill agreement or until such time as the note is paid; and
3) any derivative equity obtained from the stock's ownership must be escrowed for a six-month period.


     10. SUBSEQUENT EVENTS

     In February 2000, the Company issued 3,000 shares of Series D Preferred Stock for cash proceeds of approximately $3,000,000. The Series D Preferred Stock accrues cumulative dividends at the rate of 6% per annum.

     The Series D Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 83% of the five lowest closing bid prices on the ten days preceding conversion. As this conversion feature is considered a " beneficial conversion feature" to the holder, the Company will allocate a portion of the proceeds to additional paid-in capital as a discount to be amortized over the lesser of the period most beneficial to the holder or upon exercise of the conversion feature. The terms of the Company's Series D Preferred Stock restrict the Company from declaring and paying dividends on its common stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock.

     In March 2000, the Company issued 1,000 shares of Series A Preferred Stock for cash proceeds of approximately $1.0 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

     The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) days preceding the Date of Closing (the "Initial Conversion Price"). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. As this conversion feature is considered a " beneficial conversion feature" to the holder, the Company will allocate a portion of the proceeds to additional paid-in capital as a discount to be amortized over the lesser of one year or upon exercise of the conversion feature. The Series A Preferred Stock is callable and redeemable by the Company at 100% of its face value, plus any accumulated, unpaid dividends at the Company's option any time after the Common Stock of the Company has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as the Company does not call the Preferred Stock prior to the first anniversary date of the Date of Closing. The terms of the Company's Series A Preferred Stock restrict the Company from declaring and paying dividends on its common stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock.


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

     Utilizing the framework described above, the Company provides local, domestic long distance and international calls from its own public telephones and communication centers within Mexico. Consumers visiting a Company-owned communication center or public telephone may dial directly to the desired party in exchange for cash payment, or can charge the call to a U.S. address (collect, person-to-person, etc.) or calling card, or to a U.S. dollar-denominated credit card with the assistance of an operator. In July 1998, the Company began providing domestic U.S. and international call services to Mexico to residential customers on a limited basis in the U.S. Callers may either pre-subscribe to the Company's one-plus residential service, or dial around their pre-subscribed
carrier by dialing 10-10-624, plus the area code and desired number.   Where
possible, these retail calls are transported over the Company's own network infrastructure.

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

     The Company is also the sole owner of GlobalSCAPE, Inc., which is rapidly becoming a leader in electronic commerce of top Internet-based software, utilizing the Web as an integral component of its development, marketing, distribution and customer relationship strategies. Utilizing CuteFTP as its flagship product, GlobalSCAPE has a user base of approximately 10 million users as of January 31, 2000.

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has a working capital deficit as of January 31, 2000. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital, the Company expects improved results of operations and liquidity in the rest of fiscal 2000.

Results of Operations

     The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the three and six month periods ended January 31, 1999 and 2000.


                                       Three months ended January 31,               Six months ended January 31,
                                       ------------------------------               ----------------------------
                                         1999                  2000                   1999                2000
                                       --------              --------               --------            --------
                                                                       (unaudited)
                                      $          %          $           %           $          %          $          %
                                  --------   --------    --------   --------    --------   --------   --------   --------
Operating revenues:
-------------------
  Network Services
     Carrier                      $  3,118         38%   $  6,290         59%   $  8,743         48%  $ 11,658         58%
     Private Network                 1,181         14%        602          6%      2,269         12%     1,339          7%
  Call Services
     Integrated Prepaid              1,356         17%      1,515         14%      2,624         14%     2,916         14%
     Postpaid                        1,849         23%        992          9%      3,548         19%     2,167         11%
  Internet e-commerce                  621          8%      1,281         12%      1,177          7%     2,054         10%
                                  --------   --------    --------   --------    --------   --------   --------   --------

Total operating revenues             8,125        100%     10,680        100%     18,361        100%    20,134        100%
                                  --------   --------    --------   --------    --------   --------   --------   --------

Cost of services                     4,824         59%      7,104         67%     11,325         62%    13,631         68%
                                  --------   --------    --------   --------    --------   --------   --------   --------

Gross margin                         3,301         41%      3,576         33%      7,036         38%     6,503         32%

Selling, general and
 administrative expense              3,077         38%      3,252         30%      6,186         34%     6,627         33%

Bad debt expense                       163          2%         93          1%        387          2%       212          1%

Depreciation and amortization          758          9%      1,427         13%      1,407          7%     2,335         11%
                                  --------   --------    --------   --------    --------   --------   --------   --------

Operating loss                        (697)        (8%)    (1,196)       (11%)      (944)        (5%)   (2,671)       (13%)

Other, net                            (392)        (5%)      (616)        (6%)      (787)        (4%)   (1,088)        (6%)
                                  --------   --------    --------   --------    --------   --------   --------   --------

Net loss                            (1,089)       (13%)    (1,812)       (17%)    (1,731)        (9%)   (3,759)       (19%)

Less: preferred dividends                0          0%       (634)        (6%)         0          0%    (1,894)        (9%)
                                  --------   --------    --------   --------    --------   --------   --------   --------

Net loss to common stockholders    ($1,089)       (13%)   ($2,446)       (23%)   ($1,731)        (9%)  ($5,653)       (28%)
                                  ========   ========    ========   ========    ========   ========   ========   ========



Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

     Operating revenues. Operating revenues increased approximately $2.6 million, or 31%, due to increases in the Company's carrier, integrated prepaid and Internet e-commerce services. This increase was offset to some extent by the decline in the Company's private network and postpaid services.

     Network management services increased approximately $2.6 million, or 60%. This growth was principally due to the additional minutes processed for other carriers during the quarter ended January 31, 2000. The Company processed approximately 16.1 million minutes of traffic for other carriers during the quarter ended January 31, 1999, as compared to approximately 44.0 million minutes during the quarter ended January 31, 2000. In the fourth quarter ended July 31, 1999, the Company's alternate fiber route became fully operational enabling the Company to increase its volume of carrier traffic. While the volume of carrier traffic will most likely increase as compared to previous years, the Company may not be able to maintain this growth trend as the Company continues to increase its focus on retail-based call services, which tend to be less volatile than wholesale traffic. The Company's private network revenues declined from $1.2 million to $602,000 between periods due to the loss of customers upon expiration or termination of their contracts. The Company has shifted its focus away from the provision of these private network services to public traffic in the U.S.-Mexican corridor.

     Call service revenues decreased approximately $698,000, or 22% between quarters. The decline was principally attributable to lower volumes of operator-assisted calls originating in Mexico and terminating in the U.S, new services such as prepaid cellular being introduced into the market by the Company's competitors, and Mexican cellular providers recently introducing the concept of "calling party pays". During the quarter ended January 31, 2000, the Company processed approximately 14,000 operator-assisted calls originating in Mexico and terminating in the U.S. as compared to approximately 42,000 calls processed in the quarter ending January 31, 1999. The Company now provides these services almost exclusively from its own communication centers and payphones, due to the added expenses associated with third party owned locations. As the Company believes this call volume trend may continue, it has recently begun utilizing the services of third-party owned operator centers to further reduce the cost of providing these calls. Integrated prepaid services, calls processed in exchange for cash without utilizing the Company's operator center, increased to $1.5 million from $1.4 million for the periods ended January 31, 2000 and January 31, 1999, respectively. The calls are paid for almost exclusively in pesos, and the resulting revenues are translated to U.S. dollars in the accompanying consolidated financial statements. The average conversion rate of pesos to dollars during the quarters ended January 31, 1999 and January 31, 2000, was 10.0 and 9.4 respectively. While call volumes increased slightly between periods, the pesos generated converted to more U.S. dollars, period to period.

     The Company's Internet e-commerce services increased approximately $660,000, or 106% between quarters. This growth was due primarily to the increased number of downloads of the Company's CuteFTP product between quarters. Downloads grew from nearly 605,000 in the quarter ended January 1999 to nearly
2.32 million in the quarter ended January 2000. The increase in downloads has resulted in a corresponding increase in the Company's revenues as downloads serve as the primary driver of revenues in coming months as well as increasing the target audience for banner advertisements. The Company began selling banner advertisements in April 1999 and advertising revenues produced approximately 18% of overall e-commerce revenues during the quarter ended January 31, 2000.

     Cost of Services. Cost of services increased approximately $2.3 million, or 47%, between quarters and increased as a percentage of revenues from 59% to 67%, between quarters. The increase in cost of services was principally attributable to the increased volume of business handled by the Company as discussed above. The increase in cost of sales, as a percentage of revenues, was due primarily to the percentage of lower margin carrier services traffic increasing from 38% to 59% of overall corporate revenues, quarter to quarter. The resultant change in the Company's traffic mix led to an increase in the combined telco operations cost of services from 65% to 75% for the quarter.

     Selling, General and Administrative (SG&A) Expense. SG&A expenses increased 6%, or approximately $175,000, between quarters. As a percentage of revenues, these expenses decreased from 38% to 30% between quarters. This increase in SG&A was primarily due to added SG&A costs at the Company's Internet e-commerce subsidiary to support the introduction of new products into the market. SG&A costs associated with the Company's telco businesses remained relatively flat between periods due to cost reduction efforts and in spite of expenses incurred with the completion of the Company's plan to consolidate its Mexico City and Guadalajara operations into one office in Mexico City. The decrease in SG&A, as a percentage of revenues, was principally attributable to the increased volume of carrier services business generated by the Company during the quarter ended January 31, 2000, which generated significantly lower overhead costs relative to other services provided by the Company.

     Depreciation and Amortization. Depreciation and amortization rose approximately $669,000, or 88%, between quarters and increased as a percentage of revenues from 9% to 13%. The increase was primarily related to purchases of property, plant and equipment of approximately $1.4 million between January 31, 1999 and January 31, 2000 and the purchase of the rights to the source code of CuteFTP in January 1999. The Company also began providing additional depreciation expense as a result of a change in accounting estimate for useful lives within its Mexican subsidiaries. The Company also fully depreciated approximately $165,000 of the Company's fixed assets for which it believes there are no associated future benefits.

     Operating Loss. The Company's operating loss increased approximately $499,000 between quarters and increased as a percentage of revenues from 8% to 11%, due to higher cost of services and selling, general and administrative expenses as a percentage of revenues, and increased depreciation and amortization.

     Other Income (Expense). Other income (expense) increased approximately $224,000 between quarters. This increase was principally attributable to additional debt discount expense associated with the Company's conversion of convertible notes and a note payable during the quarter. Other increases in interest expense are a result of increased indebtedness and capital leases.

     Preferred Dividends. During the second quarter of fiscal 2000, the Company recorded approximately $634,000 of non-cash dividends related to cumulative convertible preferred stock. In addition to cumulative dividends on its Series A, Series B and Series C Preferred Stock, which are accrued at 10%, 6% and 6%, respectively, per month the Company has recorded amortization related to a discount or "beneficial conversion feature" associated with the issuance of its various preferred stock issuances. The Company's preferred stock issuances issued between March 1999 and December 1999 were approximately $6.3 million.

     Net loss. The net loss between quarters increased by approximately $1.3 million from $1.1 million to $2.4 million due primarily to increased depreciation and amortization, increased interest expense and preferred stock dividends.

Six Months Ended January 31, 2000 Compared to Six Months Ended January 31, 1999

     Operating revenues. Operating revenues increased approximately $1.8 million, or 10%, due to growth in the Company's carrier, integrated prepaid and Internet e-commerce services. This increase was offset to some extent by the decline in the Company's private network and postpaid services.

     Network management services increased approximately $2.0 million, or 18%. This growth was principally due to the additional minutes processed for other carriers during the quarter ended January 31, 2000. The Company processed approximately 43.0 million minutes of traffic for other carriers during the six months ended January 31, 1999, as compared to approximately 87.0 million minutes during the six months ended January 31, 2000. While the volume of carrier traffic will most likely increase as compared to previous years, the Company may not be able to maintain this growth trend as the Company continues to increase its focus on retail-based call services, which tend to be less volatile than wholesale traffic. The Company's private network revenues declined from $2.3 million to $1.3 between periods due to the loss of customers upon expiration or termination of their contracts. The Company has shifted its focus away from the provision of these private network services to public traffic in the U.S.- Mexican corridor.

     Call service revenues decreased approximately $1.1 million, or 18% between periods. The decline was principally attributable to lower volumes of operator-assisted calls originating in Mexico and terminating in the U.S, new services such as prepaid cellular being introduced into the market by the Company's competitors, and Mexican cellular providers recently introducing the concept of "calling party pays". During the six months ended January 31, 2000, the Company processed approximately 32,000 operator-assisted calls originating in Mexico and terminating in the U.S. as compared to approximately 83,000 calls processed in the six months ending January 31, 1999. The Company now provides these services almost exclusively from its own communication centers and payphones, due to the added expenses associated with third party owned locations. As the Company believes this call volume trend may continue, it has recently begun utilizing the services of third-party owned operator centers to further reduce the cost of providing these calls. Integrated prepaid services, calls processed in exchange for cash without utilizing the Company's operator center, increased to $2.9 million from $2.6 million for the periods ended January 31, 2000 and January 31, 1999, respectively. The calls are paid for almost exclusively in pesos, and the resulting revenues are translated to U.S. dollars in the accompanying consolidated financial statements. The average conversion rate of pesos to dollars during the periods ended January 31, 1999 and January 31, 2000, was 10.0 and 9.4 respectively. While call volumes increased slightly between periods, the pesos generated converted to more U.S. dollars, period to period.

     The Company's Internet e-commerce services increased approximately $877,000, or 75% between periods. This growth was due primarily to the increased number of downloads of the Company's CuteFTP product between periods. Downloads grew from nearly 1.2 million in the six months ended January 31, 1999 to approximately 4.3 million in the six months ended January 31, 2000. The increase in downloads has resulted in a corresponding increase in the Company's revenues as downloads serve as the primary driver of revenues in coming months as well as increasing the target audience for banner advertisements.

     Cost of Services. Cost of services increased approximately $2.3 million, or 20%, between periods and increased as a percentage of revenues from 62% to 68%, between periods. The increase in cost of services was principally attributable to the increased volume of business handled by the Company as discussed above. The increase in cost of sales, as a percentage of revenues, was due primarily to the percentage of lower margin carrier services traffic increasing from 48% to 58% of overall corporate revenues, period to period. The resultant change in the Company's traffic mix led to an increase in the combined telco operations cost of services from 65% to 75% for the period.

     Selling, General and Administrative (SG&A) Expense. SG&A expenses increased 7%, or approximately $440,000, between periods. As a percentage of revenues, these expenses remained relatively constant. The increase in SG&A was primarily due to added SG&A costs at the Company's Internet e-commerce subsidiary to support the introduction of new products into the market. SG&A costs associated with the Company's telco businesses remained relatively flat between periods due to cost reduction efforts and in spite of expenses incurred with the completion of the Company's plan to consolidate its Mexico City and Guadalajara operations into one office in Mexico City.

     Depreciation and Amortization. Depreciation and amortization rose approximately $928,000, or 66%, between periods and increased as a percentage of revenues from 7% to 11%. The increase was primarily related to purchases of property, plant and equipment of approximately $1.4 million between January 31, 1999 and January 31, 2000 and the purchase of the rights to the source code of CuteFTP in January 1999, The Company also began providing additional depreciation expense as a result of a change in accounting estimate for useful lives within its Mexican subsidiaries. Additionally, the Company fully depreciated approximately $165,000 of its fixed assets for which it believes there are no associated future benefits.

     Operating Loss. The Company's operating loss increased approximately $1.7 million between periods and increased as a percentage of revenues from 5% to 13%, due to higher cost of services and increased depreciation and amortization.

     Other Income (Expense). Other income (expense) increased approximately $201,000 between periods. This increase was principally attributable to additional debt discount expense associated with the Company's conversion of convertible notes and a note payable in January 2000. Additional increases in interest expense are a result of increased indebtedness and capital leases.

     Preferred Dividends. During the six months ending January 31, 2000, the Company recorded approximately $1.9 million of non-cash dividends related to cumulative convertible preferred stock. In addition to cumulative dividends on its Series A, Series B and Series C Preferred Stock, which are accrued at 10%, 6% and 6%, respectively, per month the Company has recorded amortization related to a discount or "beneficial conversion feature" associated with the issuance of its various preferred stock issuances. The proceeds of the preferred stock issuances were approximately $6.3 million.

     Net loss. The net loss for the six months ended January 31, 2000 increased approximately $4.0 million to $5.7 million from the $1.7 million net loss for the six months ended January 31, 1999. The increased net loss was due primarily to increased selling, general and administrative expenses, increased depreciation and amortization expense, increased interest expense and the preferred stock dividends.

Liquidity and Capital Resources

     During the six-month period ended January 31, 2000, the Company generated negative cash flows from operations of $515,000. The amount of cash used in the Company's operations is a result of the net loss incurred during the period, as well as activities related to payments to vendors. The Company has historically operated with negative cash flows and negative working capital, and has sought to fund those losses and deficits by completing private equity placements.

     For the six month period ended January 31, 2000, the Company's net loss, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation and the provision for losses on accounts receivable) was approximately $575,000. Management of the operating assets and liabilities, which consists mainly of collections on accounts receivable and payments made on outstanding payables, produced positive cash flows of approximately $60,000, resulting in the negative cash flows for the period of $515,000.

     For the three month period ended January 31, 2000, the Company's produced positive income, after adjustments for the same non-cash items mentioned above, of approximately $94,000. However, management of its operating assets and liabilities resulted in a net amount of cash being used of $1.1 million. During this period, the Company's accounts receivable balance increased approximately $1.0 million due to increased business. Although the increased business translated to increased expenses during the period, the Company reduced its payables balance by approximately $476,000 utilizing cash produced by private equity issuances. Primarily as a result of these activities, the Company used approximately $959,000 million in cash in its operating activities during the three months ended January 31, 2000.

     Until the Company is able to produce positive cash flows from operations on a recurring basis, and reduce or eliminate its working capital deficit, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service its debt requirements, or to purchase equipment to be used in the growth of the Company's business. Until then, the Company's operating activities may result in net cash being used, or provided, during quarterly periods, regardless of the Company's income statement results for the periods.

     During the six month period ended January 31, 2000, the Company received net cash proceeds of $1.8 million from the issuance of preferred stock, and $920,000 from the issuance of common stock as a result of warrant and option
exercises.   These funds were used to pay down outstanding payables balances as mentioned above, to make payments on the Company's debt and capital lease obligations, and to purchase approximately $688,000 in equipment used in the Company's network operations. The net result of the Company's operating, investing and financing activities was an increase in cash during the period of $284,000, and a working capital deficit as of January 31, 2000 of approximately $3.9 million. This represents a $3.0 million improvement over the Company's working capital deficit of $6.9 million as of July 31, 1999 and a $6.4 million improvement over the working capital deficit of $10.3 million as of October 31, 1999.

     Although the Company produced positive net cash flows during the six month period ending January 31, 2000, the improvement in working capital was primarily due to the conversion of approximately $2.9 million in outstanding notes and accrued interest into common stock of the Company which had been scheduled to mature in March 2000. As of January 31, 2000, the Company has also classified approximately $1.9 of its capital lease obligation to NTFC Capital

Corporation ("NTFC") as long-term. This obligation was classified as a current liability as of October 31, 1999. Although the Company was in default of financial covenants related to revenues, gross margins and EBITDA, the Company received a waiver from NTFC stating that it waived the Company's compliance requirements as of those dates. Based upon the Company's results before and after the period ended January 31, 2000, the Company will most likely be in default of these same covenants at the end of its next fiscal quarter, April 30, 2000. As such, the Company has requested that NTFC review the Company's current business plan, including expected results and capital requirements, in order to re-set the financial covenants applicable to its capital lease obligation and prevent events of default from occurring on a quarterly basis going forward. Based on discussions with NTFC, management believes it is probable that NTFC will re-set the financial covenants such that the Company will be in compliance as of April 30, 2000. NTFC is in the process of reviewing this information, and the Company anticipates receiving the results of this review prior to April 30, 2000. As such, the Company has classified its obligation to NTFC as long-term. However, should the Company not receive revised financial covenants from NTFC, it is likely that the Company will be required to classify its entire obligation to NTFC as current as of April 30, 2000.

     Until the Company is able to produce positive cash flows from operations on a recurring basis, it will need to continue to seek outside sources of funds to continue operations on a long-term basis. Subsequent to January 31, 2000, the Company has raised an additional $4,000,000 in private placements of preferred stock; $3,000,000 of 6% Series D Preferred Stock and an additional $1,000,000 of 10% Series A Preferred Stock.

     On February 17, 2000, the Company announced plans to capitalize on the value of its wholly owned subsidiary, GlobalSCAPE, Inc. by spinning out a portion of its ownership in GlobalSCAPE to its shareholders, and offering additional GlobalSCAPE shares to ATSI shareholders and the GlobalSCAPE customer base. Shareholders of ATSI will be allowed to participate in these transactions, which are designed to accomplish three goals: 1) To increase ATSI shareholder value; 2) to raise funds necessary for further growth at GlobalSCAPE, and 3) to raise funds necessary for further growth at ATSI. Management anticipates that the transaction will provide cash to ATSI to reduce or eliminate its working capital deficit. In addition, the transactions should also provide an ongoing benefit to ATSI, as it will realize a stepped-up benefit through its retained ownership in GlobalSCAPE, enhancing its own financial position and its ability to act on or finance opportunities going forward.

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

     Until the Company is able to produce positive cash flows from operations in an amount sufficient to meet its debt service and capital expenditure requirements, it must be able to access debt and/or equity capital to assist it in doing so, although no assurance may be given that it will be able to do so. In an effort to meet its financial needs going forward, the Company has engaged the investment banking firm of Gerard, Klauer Mattison & Co. ("GKM"). GKM will assist the Company in finding and securing financial and strategic relationships. While the Company will continue to work with GKM in forming medium and long-term financing solutions, it may be necessary for the Company to continue to access debt and/or equity capital in the near-term.

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


                    AMERICAN TELESOURCE INTERNATIONAL INC.
                                 (Registrant)



Date:   March 16, 2000        By:    /s/ H. Douglas Saathoff
                                     -----------------------
                              Name:  H. Douglas Saathoff
                              Title: Chief Financial Officer