Form 10-Q/A
period 1999-10-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 2000-04-13
CIK 1014052

-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QA


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
-
ACT OF 1934
For the quarterly period ended October 31, 1999

                                      or
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

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

     The number of shares outstanding of the registrant's common stock at December 10, 1999 were 49,115,545.
-------------------------------------------------------------------------------

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED OCTOBER 31, 1999

                                     INDEX


Part I   FINANCIAL INFORMATION


                                                                      Page
                                                                      ----
Item 1. Interim Consolidated Financial Statements (Unaudited) Consolidated Balance Sheets as of July 31, 1999 and
           October 31, 1999............................................  3
         Consolidated Statements of Operations for the Three
           Months Ended October 31, 1998 and 1999......................  4
         Consolidated Statements of Comprehensive Loss for the
           Three Months Ended October 31, 1998 and 1999................  5
         Consolidated Statements of Cash Flows for the Three
           Months Ended October 31, 1998 and 1999......................  6
         Notes to Consolidated Financial Statements....................  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................... 11


Part II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K.............................. 18

                   AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)

                                                                                               July 31,             October 31,
                                                                                                 1999                   1999
                                                                                               --------             ----------
                                                                                                                    (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                                     $    379               $    513
 Accounts receivable, net of allowance of $ 1,600 and $ 1,547, respectively                       3,693                  3,373
 Prepaid expenses and other assets                                                                  755                  1,301
                                                                                               --------               --------
     Total current assets                                                                         4,827                  5,187
                                                                                               --------               --------

PROPERTY AND EQUIPMENT (At cost):                                                                16,669                 17,317
 Less - Accumulated depreciation and amortization                                                (4,713)                (5,312)
                                                                                               --------               --------
     Net property and equipment                                                                  11,956                 12,005
                                                                                               --------               --------
OTHER ASSETS, net
 Goodwill, net                                                                                    5,032                  4,997
 Contracts, net                                                                                     703                    539
 Trademarks, net                                                                                    789                    741
 Other assets                                                                                       615                    749
                                                                                               --------               --------
     Total assets                                                                              $ 23,922               $ 24,218
                                                                                               ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                              $  4,004               $  5,866
 Accrued liabilities                                                                              3,167                  3,264
 Current portion of notes payable                                                                   961                    699
 Current portion of convertible long-term debt                                                    1,942                  2,033
 Current portion of obligations under capital leases                                              1,430                  3,417
 Deferred revenue                                                                                   233                    176
                                                                                               --------               --------
     Total current liabilities                                                                   11,737                 15,455
                                                                                               --------               --------
LONG-TERM LIABILITIES:
 Notes payable, less current portion                                                                312                    308
 Obligations under capital leases, less current portion                                           5,523                  3,334
 Other long-term liabilities                                                                        213                    182
                                                                                               --------               --------
     Total long-term liabilities                                                                  6,048                  3,824
                                                                                               --------               --------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized,
  Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 24,145 shares issued and outstanding at July 31,
  1999 and October 31, 1999                                                                           -                      -
  Series B Cumulative Convertible Preferred Stock, 2,000 shares authorized, 2,000 shares issued and outstanding at July 31, 1999,
  1,925 shares issued and outstanding at October 31, 1999                                             -                      -
  Series C Cumulative Convertible Preferred Stock, 500 shares authorized, no shares issued and outstanding at July 31, 1999,
  500 shares issued and outstanding at October 31, 1999                                               -                      -
 Common stock, $0.001 par value, 100,000,000 shares authorized,
 48,685,287 issued and outstanding at July 31, 1999,
 48,814,561 issued and outstanding at October 31, 1999                                               49                     49
 Additional paid in capital                                                                      29,399                 31,013
 Accumulated deficit                                                                            (21,987)               (25,194)
 Deferred compensation                                                                             (466)                  (309)
 Accumulated other comprehensive income                                                            (858)                  (620)
                                                                                               --------               --------
     Total stockholders' equity                                                                   6,137                  4,939

     Total liabilities and stockholders' equity                                                $ 23,922               $ 24,218
                                                                                               ========               ========

                      The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                             Three months ended October 31,
                                                                             1998                       1999
                                                                          ---------                  ---------
OPERATING REVENUES:
  Network Services
      Carrier                                                               $ 5,626                   $  5,368
      Private Network                                                         1,087                        737
  Call Services
      Integrated Prepaid                                                      1,268                      1,401
      Postpaid                                                                1,699                      1,175
  Internet e-commerce                                                           556                        773
                                                                          ---------                  ---------

     Total operating revenues                                                10,236                      9,454
                                                                          ---------                  ---------

OPERATING EXPENSES:
  Cost of services                                                            6,501                      6,526
  Selling, general and administrative                                         3,109                      3,374
  Bad debt expense                                                              224                        120
  Depreciation and amortization                                                 649                        908
                                                                          ---------                  ---------

     Total operating expenses                                                10,483                     10,928
                                                                          ---------                  ---------

Operating loss                                                                 (247)                    (1,474)

OTHER INCOME(EXPENSE):
  Interest income                                                                13                          5
  Other income                                                                   18                         10
  Interest expense                                                             (415)                      (488)
                                                                          ---------                  ---------

     Total other income (expense)                                              (384)                      (473)
                                                                          ---------                  ---------

LOSS BEFORE INCOME TAX EXPENSE                                                 (631)                    (1,947)

FOREIGN INCOME TAX EXPENSE                                                      (11)                         0

NET LOSS                                                                      ($642)                   ($1,947)

LESS: PREFERRED DIVIDENDS                                                         0                     (1,260)
                                                                          ---------                  ---------

NET LOSS TO COMMON STOCKHOLDERS                                               ($642)                   ($3,207)
                                                                          =========                  =========

BASIC AND DILUTED LOSS PER SHARE                                             ($0.01)                    ($0.07)
                                                                          =========                  =========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                                          45,627                     48,687
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

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (In thousands)



                                                    For the three months ended
                                                    --------------------------
                                                            October 31,
                                                    --------------------------
                                                       1998            1999
                                                    ----------      ----------
Net loss to common stockholders                          ($642)        ($3,207)

  Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustments              $   32         $   238
                                                    ----------      ----------
Comprehensive loss to common stockholders                ($610)        ($2,969)
                                                    ==========      ==========



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                           Three months ended October 31,
                                                                                           1998                       1999
                                                                                        ----------                 ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  ($642)                   ($1,947)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities-
     Depreciation and amortization                                                            649                        908
     Amortization of debt discount                                                             82                         94
     Deferred compensation                                                                    116                        157
     Provision for losses on accounts receivable                                              224                        120
     Changes in operating assets and liabilities
       (Increase) Decrease in accounts receivable                                            (476)                       124
       (Increase) Decrease in other assets                                                    306                       (752)
       Increase (Decrease) in accounts payable                                               (156)                     1,769
       Increase (Decrease) in accrued liabilities                                            (157)                        27
       Decrease in deferred revenue                                                           (70)                       (56)
                                                                                        ----------                 ----------
Net cash provided by (used in) operating activities                                          (124)                       444
                                                                                        ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                        (297)                      (248)
                                                                                        ----------                 ----------
Net cash used in investing activities                                                        (297)                      (248)
                                                                                        ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                                              59                          -
   Net decrease in short-term borrowings                                                     (188)                       (97)
   Net increase from advanced funding arrangements                                            382                         33
   Payments on debt                                                                           (49)                      (170)
   Capital lease payments                                                                    (525)                      (276)
   Payments on long-term                                                                      (53)                       (11)
    liabilities
   Proceeds from issuance of preferred stock, net
    of issuance costs                                                                           -                        417
   Proceeds from issuance of common stock, net
    of issuance costs                                                                          23                         42
                                                                                        ----------                 ----------
Net cash used in financing activities                                                        (351)                       (62)
                                                                                        ----------                 ----------

Net increase (decrease) in cash                                                              (772)                       134

Cash, beginning of period                                                                   1,091                        379
                                                                                        ----------                 ----------

Cash, end of period                                                                          $319                     $  513
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

     5.  SEGMENT REPORTING

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. In an attempt to identify its reportable operating segments, the Company considered a number of factors or criteria. These criteria included segmenting based upon geographic boundaries only, segmenting based on the products and services provided, segmenting based on legal entity and segmenting by business focus. Based on these criteria or factors the Company has determined that it has three reportable operating segments: (1) U.S. Telco; (2) Mexico Telco; and (3) Internet e-commerce. Clearly, the Company's Internet e-commerce subsidiary, GlobalSCAPE, Inc. and its operations can be differentiated from the telecommunication focus of the rest of the Company. Additionally, the Company believes that its U.S. and Mexican subsidiaries should be separate segments in spite of the fact that many of the products are borderless. Both, the U.S. Telco and Mexican Telco segments include revenues generated from Integrated Prepaid, Postpaid, and Private Network Services. The Company's Carrier Services revenues, generated as a part of its U.S. Telco segment, are the only revenues not currently generated by both the U.S. Telco and Mexico Telco segments. The Company has included the operations of ATSI-Canada, ATSI-Delaware and all businesses falling below the reporting threshold in the "Other" segment. The "Other" segment also includes intercompany eliminations.

                                                   For the three months ended
                                                   October 31,    October 31,
                                                     1998           1999
U.S. Telco
-----------------------------------------------------------------------------
External revenues                                  $ 8,284,135    $ 7,020,757
Intercompany revenues                                        -    $   279,188
                                                   -----------    -----------
           Total revenues                          $ 8,284,135    $ 7,299,945
                                                   ===========    ===========

Earnings before interest, taxes, depreciation
and amortization (EBITDA)                          $   857,765      ($279,311)

Operating income (loss)                            $   425,613      ($820,284)

Net income (loss)                                  $   970,063    ($1,138,539)

Total assets                                       $10,209,509    $ 9,568,399

Mexico Telco
-----------------------------------------------------------------------------
External revenues                                  $ 1,396,678    $ 1,661,037
Intercompany revenues                              $   898,916    $   985,000
                                                   -----------    -----------
           Total revenues                          $ 2,295,594    $ 2,646,037
                                                   ===========    ===========

EBITDA                                               ($577,851)     ($478,808)

Operating loss                                       ($769,627)     ($768,878)

Net loss                                             ($893,687)   ($1,009,550)

Total assets                                       $16,314,093    $12,968,251

Internet  e-commerce
-----------------------------------------------------------------------------
External revenues                                  $   555,466    $   772,590
Intercompany revenues                                        -              -
                                                   -----------    -----------
           Total revenues                          $   555,466    $   772,590
                                                   ===========    ===========

EBITDA                                             $   124,192    $   273,028

Operating income                                   $   105,016    $   194,200

Net income                                         $   110,938    $   195,256

Total assets                                       $   442,972    $ 1,372,837

Other
-----------------------------------------------------------------------------
External revenues                                            -              -
Intercompany revenues                                ($898,916)   ($1,264,188)
                                                   -----------    -----------
           Total revenues                            ($898,916)   ($1,264,188)
                                                   ===========    ===========

EBITDA                                                 ($2,510)      ($71,077)

Operating loss                                         ($8,725)      ($78,733)

Net loss                                             ($829,197)   ($1,254,122)

Total assets                                       ($4,365,007)   $   307,706

Total
-----------------------------------------------------------------------------
External revenues                                  $10,236,279    $ 9,454,384
Intercompany revenues                                        -              -
                                                   -----------    -----------

           Total revenues                          $10,236,279    $ 9,454,384
                                                   ===========    ===========

EBITDA                                             $   401,616      ($556,168)

Depreciation, Depletion and Amortization             ($649,339)     ($907,527)

Operating loss                                       ($247,723)   ($1,473,695)

Net loss                                             ($642,383)   ($3,206,955)

Total assets                                       $22,601,567    $24,217,193


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


                                              Three Months Ended October 31,
                                              ------------------------------
                                                 1998                1999
                                                 ----                ----

                                                          $                     %                       $                  %
                                                      --------               --------               --------           --------
Operating revenues
------------------
Network management services
    Carrier services                                   $ 5,626                 55%                  $  5,368              57%
    Private network                                      1,087                 11%                       737               8%
Call services
    Integrated Prepaid                                   1,268                 12%                     1,401              15%
    Postpaid                                             1,699                 17%                     1,175              12%
Internet e-commerce                                        556                  5%                       773               8%
                                                      --------               --------               --------           --------

Total operating revenues                                10,236                100%                     9,454             100%

Cost of services                                         6,501                 64%                     6,526              69%
                                                      --------               --------               --------           --------

Gross Margin                                             3,735                 36%                     2,928              31%

Selling, general and administrative expense              3,109                 30%                     3,374              36%

Bad debt expense                                           224                  2%                       120               1%

Depreciation and amortization                              649                  6%                       908              10%
                                                      --------               --------               --------           --------

Operating loss                                            (247)                (2%)                   (1,474)            (16%)

Other, net                                                (395)                (4%)                     (473)             (5%)
                                                      --------               --------               --------           --------

Net loss                                                  (642)                (6%)                   (1,947)            (21%)

Less: preferred stock dividends                              -                  0%                    (1,260)            (13%)
                                                      --------               --------               --------           --------

Net loss                                                 ($642)                (6%)                  ($3,207)            (34%)
                                                      ========               ========               ========           ========

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

     Cost of Services. Cost of services remained flat at $6.5 million between quarters but increased as a percentage of revenues from 64% to 69% between quarters. Cost of services on the Company's e-commerce subsidiary declined from 28% to 3% between quarters, due to its purchase of the source code to CuteFTP in January 1998, which resulted in the elimination of royalty payments associated with its sale and distribution. Cost of services on the Company's telco business increased from 66% to 75% between quarters. This increase was primarily due to the pricing pressures related to the Company's carrier services business as well as costs related to reserve capacity held by the Company during the period. The completion of the Company's fiber-based international network in July 1999 left the Company with excess satellite capacity during the quarter. Effective October 1999 the Company restructured its satellite bandwidth contract resulting in lower short-term financial obligations while still allowing the Company the flexibility and additional capacity it will need in both the near and long-term to achieve its business plan. The Company experienced a slight decline in the cost of services percentage related to its call services business as it has continued to challenge underlying carrier costs. Management believe that the further build-out of its network, its increased focus on retail-based call services and by shifting traffic from third-party owned networks to its own networks that it will be able to maintain a competitive advantage over its competitors in its targeted markets. The Company's telco gross margins remain well above that of the average of the companies in its peer group.

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

     Preferred Stock Dividends. During the first quarter of fiscal 2000, the Company recorded approximately $1.3 million of expense related to cumulative convertible preferred stock. In addition to cumulative dividends on its Series A, Series B and Series C Preferred Stock, which are accrued at 10%, 6% and 6%, respectively, per month the Companyhas recorded amortization related to a discount or "beneficial conversion feature" associated with the issuance of its preferred stock of approximately $1.6 million related to its Series A Preferred Stock, which is being amortized over a twelve-month period, $1.1 million related to its Series B Preferred Stock, which is being amortized over a three-month period and approximately $130,000 related to its Series C Preferred Stock, which is being amortized over a three-month period. The Company completed the amortization of the discount related to its Series B Preferred Stock in the first quarter of fiscal 2000.

     Net Loss. The net loss for the three months ended October 31, 1999 increased approximately $2.6 million from $642,000 to $3.2 million. The increased net loss was due to decreased revenues, increased selling, general and administrative expenses, increased depreciation and amortization and the preferred stock dividends.

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

Exhibit
Number
------

11 Computation of Earnings per Share (Exhibit to Form 10-Q filed December 15, 1999)

27      Financial Data Schedule (Exhibit to Form 10-Q filed December 15,
        1999)

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


                    AMERICAN TELESOURCE INTERNATIONAL INC.
                                 (Registrant)



Date:   April 13, 2000        By:       /s/ H. Douglas Saathoff
                                        ------------------------
                              Name:     H. Douglas Saathoff
                              Title:    Chief Financial Officer