Form 10-Q/A
period 2000-01-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 2000-04-13
CIK 1014052

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

     The number of shares outstanding of the registrant's common stock at April 10, 2000 was 64,646,831.
-------------------------------------------------------------------------------

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 2000

                                     INDEX


Part I  FINANCIAL INFORMATION

                                                                      Page
                                                                      ----
Item 1. Interim Consolidated Financial Statements (Unaudited)
        Consolidated Balance Sheets as of July 31, 1999 and
          January 31, 2000.............................................  3
        Consolidated Statements of Operations for the Three and
          Six Months Ended January 31, 1999 and 2000...................  4
        Consolidated Statements of Comprehensive Loss for the
          Three and Six Months ended January 31, 1999and 2000..........  5
        Consolidated Statements of Cash Flows for the Six Months
          Ended January 31, 1999 and 2000..............................  6
        Notes to Consolidated Financial Statements.....................  7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................ 13

Part II OTHER INFORMATION

Item 2  Change in Securities and Use of Proceeds....................... 22

Item 6  Exhibits and Reports on Form 8-K............................... 23

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                   July 31,     January 31,
                                                     1999          2000
                                                  ----------    ----------
                                                                (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                        $      379    $      663
 Accounts receivable, net of allowances
  of $ 1,600 and $ 1,470, respectively                 3,693         4,439
 Prepaid expenses and other assets                       755         1,009
                                                  ----------    ----------
     Total current assets                              4,827         6,111
                                                  ----------    ----------


PROPERTY AND EQUIPMENT (At cost)                      16,669        17,690
 Less - Accumulated depreciation and
  amortization                                        (4,713)       (6,622)
                                                  ----------    ----------
     Net property and equipment                       11,956        11,068
                                                  ----------    ----------

OTHER ASSETS, net
 Goodwill, net                                         5,032         4,963
 Contracts, net                                          703           374
 Trademarks, net                                         789           699
 Other assets                                            615           732
                                                  ----------    ----------
     Total assets                                 $   23,922    $   23,947
                                                  ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                 $    4,004    $    5,765
 Accrued liabilities                                   3,167         2,275
 Current portion of notes payable                        961           339
 Current portion of convertible long-term debt         1,942           -
 Current portion of obligations under
   capital leases                                      1,430         1,476
 Deferred revenue                                        233           185
                                                  ----------    ----------
     Total current liabilities                        11,737        10,040
                                                  ----------    ----------

LONG-TERM LIABILITIES:
 Notes payable, less current portion                     312            11
 Obligations under capital leases, less
  current portion                                      5,523         4,900
 Other long-term liabilities                             213           160
                                                  ----------    ----------
     Total long-term liabilities                       6,048         5,071
                                                  ----------    ----------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value,
  10,000,000 shares authorized, Series
  A Cumulative Convertible Preferred
  Stock, 50,000 shares authorized,
  24,145 shares issued and outstanding
  at July 31, 1999, 38,400 shares issued
  and outstanding at January 31, 2000                   -             -
  Series B Cumulative Convertible Preferred
  Stock, 2,000 shares authorized, 2,000
  shares issued and outstanding at July 31,
  1999, no shares issued and outstanding
  at January 31, 2000                                   -             -
  Series C Cumulative Convertible Preferred
  Stock, 500 shares authorized, no shares
  issued and outstanding at July 31, 1999,
  500 shares issued and outstanding at
  January 31, 2000                                      -             -
 Common stock, $0.001 par value, 100,000,000
  shares authorized, 48,685,287 issued and
  outstanding at July 31, 1999, 56,254,894
  issued and outstanding at January 31, 2000              49            56
 Additional paid in capital                           29,399        37,442
 Accumulated deficit                                 (21,987)      (27,640)
 Deferred compensation                                  (466)         (182)
 Accumulated other comprehensive income                 (858)         (840)
                                                  ----------    ----------
     Total stockholders' equity                        6,137         8,836

     Total liabilities and stockholders' equity   $   23,922    $   23,947
                                                  ==========    ==========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)


                                                    Three months ended January 31,         Six months ended January 31,
                                                        1999              2000               1999               2000
                                                   --------------    --------------     --------------    --------------
OPERATING REVENUES:
  Network Services
      Carrier                                            $  3,118          $  6,290           $  8,743          $ 11,658
      Private Network                                       1,181               602              2,269             1,339
  Call Services
      Integrated Prepaid                                    1,356             1,515              2,624             2,916
      Postpaid                                              1,849               992              3,548             2,167
  Internet e-commerce                                         621             1,281              1,177             2,054
                                                   --------------    --------------     --------------    --------------

     Total operating revenues                               8,125            10,680             18,361            20,134
                                                   --------------    --------------     --------------    --------------

OPERATING EXPENSES:
  Cost of services                                          4,824             7,104             11,325            13,631
  Selling, general and administrative                       3,077             3,252              6,186             6,627
  Bad debt expense                                            163                93                387               212
  Depreciation and amortization                               758             1,427              1,407             2,335
                                                   --------------    --------------     --------------    --------------

     Total operating expenses                               8,822            11,876             19,305            22,805
                                                   --------------    --------------     --------------    --------------

Operating loss                                               (697)           (1,196)              (944)           (2,671)

OTHER INCOME(EXPENSE):
  Other income (expense)                                      (27)               10                 (7)               26
  Interest expense                                           (365)             (626)              (780)           (1,114)
                                                   --------------    --------------     --------------    --------------

     Total other income (expense)                            (392)             (616)              (787)           (1,088)
                                                   --------------    --------------     --------------    --------------

NET LOSS                                                  ($1,089)          ($1,812)           ($1,731)          ($3,759)

LESS: PREFERRED DIVIDENDS                                       0              (634)                 0            (1,894)
                                                   --------------    --------------     --------------    --------------

NET LOSS TO COMMON STOCKHOLDERS                           ($1,089)          ($2,446)           ($1,731)          ($5,653)
                                                   ==============    ==============     ==============    ==============

BASIC AND DILUTED LOSS PER SHARE                           ($0.02)           ($0.05)            ($0.04)           ($0.11)
                                                   ==============    ==============     ==============    ==============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                      46,324            50,058             45,976            49,372
                                                   ==============    ==============     ==============    ==============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (In thousands)

                                                             For the three months ended          For the six months ended
                                                           -----------------------------       ----------------------------
                                                                    January 31,                         January 31,
                                                           -----------------------------       ----------------------------
                                                               1999              2000              1999             2000
                                                           -----------       -----------       -----------      -----------
Net loss to common stockholders                                ($1,089)          ($2,446)          ($1,731)         ($5,653)

     Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                       25              (220)               57               18
                                                           -----------       -----------       -----------      -----------

Comprehensive loss to common stockholders                      ($1,064)          ($2,666)          ($1,674)         ($5,635)
                                                           ===========       ===========       ===========      ===========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                           Six months ended January 31,
                                                                                         1999                        2000
                                                                                     ------------                ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                               ($1,731)                    ($3,759)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities-
     Depreciation and amortization                                                         1,407                       2,335
     Amortization of debt discount                                                           165                         353
     Deferred compensation                                                                   232                         283
     Provision for losses on accounts receivable                                             387                         213
     Changes in operating assets and liabilities
       (Increase) Decrease in accounts receivable                                           (602)                       (863)
       (Increase) Decrease in other assets-current and long-term                             (68)                       (555)
       Increase (Decrease) in accounts payable                                            (1,372)                      1,293
       Increase (Decrease) in accrued liabilities                                          1,566                         232
       Decrease in deferred revenue                                                          (80)                        (47)
                                                                                     ------------                ------------
Net cash used in operating activities                                                        (96)                       (515)
                                                                                     ------------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                       (641)                       (688)
  Net cash paid in acquisitions                                                             (171)                          -
                                                                                     ------------                ------------
Net cash used in investing activities                                                       (812)                       (688)
                                                                                     ------------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                                             180                         106
  Net decrease in short-term borrowings                                                     (112)                       (306)
  Net increase from advanced funding arrangements                                            296                         161
  Payments on debt                                                                          (183)                       (503)
  Capital lease payments                                                                    (682)                       (678)
  Payments on long-term                                                                        -                         (34)
   liabilities
  Proceeds from issuance of preferred stock, net
   of issuance costs                                                                           -                       1,821
  Proceeds from issuance of common stock, net
   of issuance costs                                                                         558                         920
                                                                                     ------------                ------------
Net cash provided by financing activities                                                     57                       1,487
                                                                                     ------------                ------------

Net (decrease) increase in cash                                                             (851)                        284

Cash, beginning of period                                                                  1,091                         379
                                                                                     ------------                ------------

Cash, end of period                                                                     $    240                    $    663
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

                                                           For the three months ended             For the six months ended
                                                         January 31,        January 31,        January 31,        January 31,
                                                            1999               2000               1999               2000
U.S. Telco
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                       $  5,942,131       $  7,622,248       $ 14,226,266       $ 14,643,005
Intercompany revenues                                              -       $    320,677                  -       $    599,864
         Total revenues                                 $  5,942,131       $  7,942,925       $ 14,226,266       $ 15,242,869
                                                        ============       ============       ============       ============

Earnings before interest, taxes, depreciation and
 amortization (EBITDA)                                  $    122,493          ($176,045)      $    980,259          ($455,355)

Operating income (loss)                                    ($342,784)         ($478,453)      $     82,830        ($1,298,737)

Net income (loss)                                          ($987,681)         ($584,364)          ($17,618)       ($1,722,904)

Total assets                                            $ 12,413,385       $  9,526,524       $ 12,413,385       $  9,526,524

Mexico Telco
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                       $  1,561,356       $  1,776,530       $  2,958,032       $  3,437,567
Intercompany revenues                                   $  1,110,730       $  1,008,167       $  2,009,648       $  1,993,167
                                                        ------------       ------------       ------------       ------------
         Total revenues                                 $  2,672,086       $  2,784,697       $  4,967,680       $  5,430,734
                                                        ============       ============       ============       ============

EBITDA                                                     ($397,187)         ($288,932)         ($975,038)         ($767,741)

Operating loss                                             ($652,973)       ($1,331,323)       ($1,422,600)       ($2,100,202)

Net loss                                                   ($786,193)       ($1,520,040)       ($1,679,880)       ($2,529,591)

Total assets                                            $ 16,566,813       $ 12,139,941       $ 16,566,813       $ 12,139,941

Internet  e-commerce
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                       $    621,410       $  1,281,034       $  1,176,876       $  2,053,624
Intercompany revenues                                              -                  -                  -                  -
         Total revenues                                 $    621,410       $  1,281,034       $  1,176,876       $  2,053,624
                                                        ============       ============       ============       ============

EBITDA                                                  $    335,461       $    722,478       $    459,663       $    985,505

Operating income                                        $    304,682       $    646,450       $    409,698       $    840,650

Net income                                              $    308,220       $    643,056       $    419,158       $    838,311

Total assets                                            $  1,277,083       $  1,816,530       $  1,277,083       $  1,816,530

Other
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                                  -                  -                  -                  -
Intercompany revenues                                    ($1,110,730)       ($1,394,224)       ($2,009,648)       ($2,658,411)
                                                        ------------       ------------       ------------       ------------
         Total revenues                                  ($1,110,730)       ($1,394,224)       ($2,009,648)       ($2,658,411)
                                                        ============       ============       ============       ============

EBITDA                                                             -           ($27,123)           ($2,500)          ($98,199)

Operating loss                                               ($6,225)          ($33,581)          ($14,950)         ($112,313)

Net income (loss)                                       $    377,585          ($984,368)         ($452,111)       ($2,238,489)

Total assets                                             ($5,202,066)      $    463,661        ($5,202,066)      $    463,661

Total
-----------------------------------------------------------------------------------------------------------------------------

External revenues                                       $  8,124,897       $ 10,679,812       $ 18,361,174       $ 20,134,196
Intercompany revenues                                              -                  -                  -                  -
                                                        ------------       ------------       ------------       ------------
         Total revenues                                 $  8,124,897       $ 10,679,812       $ 18,361,174       $ 20,134,196
                                                        ============       ============       ============       ============

EBITDA                                                  $     60,767       $    230,378       $    462,384          ($335,790)

Depreciation, Depletion and Amortization                   ($758,066)       ($1,427,285)       ($1,407,406)       ($2,334,812)

Operating loss                                             ($697,299)       ($1,196,907)         ($945,022)       ($2,670,602)

Net loss                                                 ($1,088,068)       ($2,445,717)       ($1,730,451)       ($5,652,673)

Total assets                                            $ 25,055,215       $ 23,946,656       $ 25,055,215       $ 23,946,656



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

     The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) days preceding the Date of Closing (the "Initial Conversion Price"). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. As this conversion feature is considered a "beneficial conversion feature" to the holder, the Company will allocate a portion of the proceeds to additional paid-in capital as a discount to be amortized over the lesser of one year or upon exercise of the conversion feature. The Series A Preferred Stock is callable and redeemable by the Company at 100% of its face value, plus any accumulated, unpaid dividends at the Company's option any time after the Common Stock of the Company has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as the Company does not call the Preferred Stock prior to the first anniversary date of the Date of Closing. The terms of the Company's Series A Preferred Stock restrict the Company from declaring and paying dividends on its common stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock.

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


                                       Three months ended January 31,               Six months ended January 31,
                                       ------------------------------               ----------------------------
                                         1999                  2000                   1999                2000
                                         ----                  ----                   ----                ----
                                                                      (unaudited)
                                      $          %           $          %           $          %          $          %
                                  --------    -------    --------    -------    --------    -------   --------    -------
Operating revenues:
-------------------
  Network Services
     Carrier                      $  3,118      38%      $  6,290      59%      $  8,743      48%     $ 11,658      58%
     Private Network                 1,181      14%           602       6%         2,269      12%        1,339       7%
  Call Services
     Integrated Prepaid              1,356      17%         1,515      14%         2,624      14%        2,916      14%
     Postpaid                        1,849      23%           992       9%         3,548      19%        2,167      11%
  Internet e-commerce                  621       8%         1,281      12%         1,177       7%        2,054      10%
                                  --------    -------    --------    -------    --------    -------   --------    -------

Total operating revenues             8,125     100%        10,680     100%        18,361     100%       20,134     100%
                                  --------    -------    --------    -------    --------    -------   --------    -------

Cost of services                     4,824      59%         7,104      67%        11,325      62%       13,631      68%
                                  --------    -------    --------    -------    --------    -------   --------    -------

Gross margin                         3,301      41%         3,576      33%         7,036      38%        6,503      32%

Selling, general and
 administrative expense              3,077      38%         3,252      30%         6,186      34%        6,627      33%


Bad debt expense                       163       2%            93       1%           387       2%          212       1%

Depreciation and amortization          758       9%         1,427      13%         1,407       7%        2,335      11%
                                  --------    -------    --------    -------    --------    -------   --------    -------

Operating loss                        (697)     (8%)       (1,196)    (11%)         (944)     (5%)      (2,671)    (13%)

Other, net                            (392)     (5%)         (616)     (6%)         (787)     (4%)      (1,088)     (6%)
                                  --------    -------    --------    -------    --------    -------   --------    -------

Net loss                            (1,089)    (13%)       (1,812)    (17%)       (1,731)     (9%)      (3,759)    (19%)

Less: preferred dividends                0       0%          (634)     (6%)            0       0%       (1,894)     (9%)
                                  --------    -------    --------    -------    --------    -------   --------    -------

Net loss to common stockholders    ($1,089)    (13%)      ($2,446)    (23%)      ($1,731)     (9%)     ($5,653)    (28%)
                                  ========    =======    ========    =======    ========    =======   ========    =======

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

     For the six-month period ended January 31, 2000, the Company's net loss, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation and the provision for losses on accounts receivable) was approximately $575,000. Management of the operating assets and liabilities, which consists mainly of collections on accounts receivable and payments made on outstanding payables, produced positive cash flows of approximately $60,000, resulting in the negative cash flows for the period of $515,000.

     For the three-month period ended January 31, 2000, the Company's produced positive income, after adjustments for the same non-cash items mentioned above, of approximately $94,000. However, management of its operating assets and liabilities resulted in a net amount of cash being used of $1.1 million. During this period, the Company's accounts receivable balance increased approximately $1.0 million due to increased business. Although the increased business translated to increased expenses during the period, the Company reduced its payables balance by approximately $476,000 utilizing cash produced by private equity issuances. Primarily as a result of these activities, the Company used approximately $959,000 million in cash in its operating activities during the three months ended January 31, 2000.

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

     On February 17, 2000, the Company announced plans to capitalize on the value of its wholly owned subsidiary, GlobalSCAPE, Inc. by spinning out a portion of its ownership in GlobalSCAPE to its shareholders, and offering additional GlobalSCAPE shares to ATSI shareholders and the GlobalSCAPE customer base. Shareholders of ATSI will be allowed to participate in these transactions, which are designed to accomplish three goals: 1) To increase ATSI shareholder value; 2) to raise funds necessary for further growth at GlobalSCAPE, and 3) to raise funds necessary for further growth at ATSI. Management anticipates that the transaction will provide cash to ATSI to reduce or eliminate its working capital deficit. In addition, the transactions should also provide an ongoing benefit to ATSI, as it will realize a stepped-up benefit through its retained ownership in GlobalSCAPE, enhancing its own financial position and its ability to act on or finance opportunities going forward. However, depending on the percentage of its ownership to be retained after the spin-off and offering, GlobalSCAPE will contribute less profits and cash flows to ATSI. Because GlobalSCAPE currently contributes significantly to the Company's consolidated EBITDA results, the Company expects its consolidated operating and cash flow results to decline after the spin-off and offering.

     In the near term, the Company must continue to manage its costs of providing services and overhead costs as it begins focusing on optimizing use of its network. The Company has applied for a long distance concession in Mexico which, if obtained, the Company believes will eventually allow it to significantly reduce its cost of transporting services. In order for it to significantly reduce costs with the concession, the Company would need to purchase a significant amount of hardware and software, allowing it to expand and operate its own network in Mexico. The Company believes that these capital expenditures may approximate $60 million over a five-year period. Should the Company be granted this concession it would likely need to raise these funds through additional debt and/or equity capital. While the Company believes that it would be able to raise these funds upon the granting of a concession, it can give no assurance that it will be able to do so.

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

PART II OTHER INFORMATION

Item 2 Change in Securities and Use of Proceeds

     The Company's registration statement on form S-3, File No. 333-84115, on which the Company registered 3,198,054 shares of common stock, became effective on August 19, 1999. This common stock was issuable under the terms of the Company's 6% Series B Cumulative Convertible Preferred Stock and a warrant for the purchase of 50,000 shares of common stock both issued to The Shaar Fund on July 2, 1999 and under the terms of two warrants for the purchase of common stock issued to Gary Wright and Rocky Dazzo each on November 6, 1998.

     The warrants held by Gary Wright and Rocky Dazzo expired before they were exercised.

     The Shaar Fund converted all of its series B preferred stock into common stock between October 5, 1999 and January 24, 2000 resulting in the issuance of 2,541,734 shares of common stock. The Company also issued The Shaar Fund 29,368 shares and 12,372 shares, respectively of common stock in payment of dividends due on the series B preferred stock on September 29, 1999 and December 31, 1999, respectively. The Shaar Fund exercised its warrant for 50,000 shares of common stock on February 10, 2000. The Shaar Fund has informed the Company that it has sold all of the shares of common stock resulting from the conversion of the series B preferred stock, the issuance of dividends on the series B preferred stock, and the exercise of the warrant.

The Company did not receive any of the proceeds of the sale of the common stock registered on this

Form S-3. The Company received $2,000,000 of proceeds upon the issuance of the series B preferred stock on July 2, 1999. The Company incurred expenses in connection with the issuance of the series B preferred stock and registration of the underlying common stock as follows (approximate amounts):


         Legal fees:                 $ 50,000.00
         Registration fees:            11,677.55
         Printing & Miscellaneous:      5,000.00
         Placement Fee:               200,000.00 (plus warrant described below)
         ---------------------------------------
         Total:                       266,677.55


     The Company's placement fee to Corporate Capital Management LLC for services in connection with the series B preferred stock consisted of the $200,000 cash listed above and a warrant for the purchase of 50,000 shares of the Company's common stock at an exercise price of $1.25 per share. None of these expenses were paid directly or indirectly to any officer or director or affiliate of the Company, or any person owning ten (10) percent or more of the Company's common stock, or any of their associates.

     The Company used the $1,734,000 remaining after payment of expenses for
working capital purposes.   Of this amount, $14, 855.71 was paid to two
companies controlled by the Company's director, Tomas Revesz as fees due under services agreements. No other proceeds were paid directly or indirectly to any officer or director or affiliate of the Company, or any person owning ten (10) percent or more of the Company's common stock, or any of their associates.

Item 6  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     The exhibits listed below are filed as part of this report.

Exhibit
Number
------

  11 Computation of Earnings per Share (Exhibit to Form 10-Q filed March 16, 2000)

  27      Financial Data Schedule (Exhibit to Form 10-Q filed March 16,
          2000)

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