Form 10-K/A
period 1999-07-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 2000-04-14
CIK 1014052

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            _______________________

                                  FORM 10-KA
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended July 31, 1999

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

                            _______________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant at October 25, 1999, was approximately $41,558,696. There were 48,685,287 shares of Common Stock outstanding at October 25, 1999, and the closing sales price on the NASDAQ/OTCB for the Company's Common Stock was $0.92 on such date.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held in December 1999, are incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
                                          PART I
Item 1.   Business..................................................................  3
            Overview and Recent Developments........................................  3
            Strategy and Competitive Conditions.....................................  5
          Retail Distribution Network...............................................  7
          Services and Products.....................................................  8
            Network Management Services.............................................  8
              Call Services.........................................................  9
              Direct Dial Services.................................................. 10
              Sales................................................................. 11
              Electronic Commerce Via Internet...................................... 11
          Network................................................................... 12
            Year 2000 Issue......................................................... 13
            Licenses/Regulatory..................................................... 13
            Employees............................................................... 15
            Additional Risk Factors................................................. 16
Item 2.   Properties................................................................ 25
Item 3.   Legal Proceedings......................................................... 26
Item 4.   Submission of Matters to a Vote of Security Holders....................... 26

                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..... 27
Item 6.   Selected Financial and Operating Data..................................... 28
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................... 28
            General................................................................. 29
            Results of Operations................................................... 30
            Liquidity and Capital Resources......................................... 36
            Inflation/Foreign Currency.............................................. 38
            Seasonality............................................................. 38
            Year 2000 Compliance.................................................... 38
Item 8.   Financial Statements and Supplementary Data............................... 40
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures..................................................... 71

                                      PART III

Item 10.  Directors and Officers of the Registrant.................................. 71
Item 11.  Executive Compensation.................................................... 71
Item 12.  Security Ownership of Certain Beneficial Owners and Management............ 71
Item 13.  Certain Relationships and Related Transactions............................ 71

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......... 72

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

                                    PART I.
                                    -------

ITEM I.   BUSINESS

Overview and Recent Developments

     The Company is a telecommunications provider, focusing on the market for wholesale and retail services between the United States and Latin America, and within Latin America. Most of the Company's current operations involve services between the U.S. and Mexico or within Mexico. The Company owns various transmission facilities and leases facilities of other providers as necessary to complete its network. Specifically, the Company owns teleports, which are the earth stations where satellite transmission and receiving equipment are located, and switches, which are computers which route calls to their intended destination by opening and closing appropriate circuits. The Company leases fiber optic cable and satellite capacity to connect its teleports and switches in the United States to its teleports and switches in Mexico, and relies on other carriers to complete the long distance portion of its traffic within the U.S. and Mexico.

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

    The Company has had operating losses for almost every quarter since it began operations in 1994. The auditor's opinion on the Company's financial statements as of July 31, 1999 calls attention to substantial doubts about the Company's ability to continue as a going concern. This means that they question whether the Company can continue in business. The Company has experienced difficulty in paying our vendors and lenders on time in the past, and may experience difficulty in the future. If the Company is unable to pay its vendors and lenders on time, they may stop providing critical services or repossess critical equipment that the Company needs to stay in business.

    The Company's principal operating subsidiaries are:

  .       American TeleSource International de Mexico, S.A. de C.V. or ATSI
     Mexico, which was formed in 1995 to support the Company's operations in Mexico, and performs regulatory, sales, marketing, planning, and technical maintenance services.

  .       Sistema de Telefonia Computarizada, S.A. de C.V. or Sistecom, which the Company acquired in August, 1997; this subsidiary owns 126 casetas in 66 cities in Mexico;

  .       Servicios de Infraestructura, S.A. de C.V. or Sinfra, which the
     Company acquired in June, 1997; this subsidiary owns certain transmission equipment and valuable long term licenses in Mexico;

  .       TeleSpan, Inc. which was formed in February1998 to carry the Company's wholesale and private network services traffic between the U.S. and Latin America; and

  .       GlobalSCAPE, Inc. which was formed in April 1996 to implement Internet strategies which are not currently consistent with the Company's core business.

Recent Developments

     During its fiscal year ending July 31, 1999, the Company:

     . executed a Marketing Agreement with AT&T providing for the Company's pay telephones in Mexico to be programmed with an AT&T "hot button." The Company receives a commission each time a pay telephone customer uses the hot button to access the AT&T network;

     . signed a reciprocal services agreement with Bestel S.A. de C.V., further diversifying the Company's route choices in Mexico for intra-Mexico long distance;

     . secured a three year lease of fiber optic cable from Bestel S.A. de C.V. and began transporting increased wholesale volume over this route;

     . commissioned its new Nortel(TM) International Gateway DMS 300/250 switch located in Dallas;

     . executed a reciprocal services agreement with Radiografica Costarricense, S.A. or RACSA), a division of Instituto Costarricense de Electricidad, the Costa Rican telephone company enabling the Company to connect to the RACSA network in Costa Rica, and provide high quality, low cost transmission services throughout Central America, Mexico and the United States

     . applied for a long distance license from the Mexican government which, if granted, will permit the Company to carry its own intra-Mexico long distance traffic and interconnect directly with the local Mexican network, thereby substantially reducing costs

     In fiscal year 1999 GlobalSCAPE acquired the ownership of its flagship software product, CuteFTP(R)/1/ from its original author, and subsequently executed an agreement with Tech Data Corporation for distribution of CuteFTP in 209 CompUSA stores nationwide. GlobalSCAPE also released two new Internet productivity software products, CuteHTML(R) and CuteMAP(R). Subsequent to

July 31, 1999, GloblaSCAPE signed an agreement with Lycos, Inc. to distribute CuteFTP over the Lycos network.

Strategy and Competitive Conditions

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

     At the same time that Latin American markets have been opening up, the demand for telecommunications services between the United States and Latin America (particularly Mexico) has been strengthened by:

     .  rapid growth of the Latino segment of the United States population
     .  increase in trade and travel between Latin America and the United States

     . the build out of local networks and corresponding increase in the number of telephones in homes and businesses in Latin countries
     . proliferation of communications devices such as faxes, mobile phones, pagers, and personal computers
     .  declining rates for services as a result of increased competition.

     In addition, technological advances have provided emerging carriers with the means to provide high quality transmission on a cost-effective basis. Most notably, the Company and other emerging carriers now use packet switching technology, which is a method of transmitting telecommunications traffic by breaking the information into packets. The packets can then be organized in a way that permits the information to be transmitted over long distances more quickly and with less capacity than traditional methods. The packets are reassembled at the receiving end to re-create the message. The Company has also incorporated asynchronous transfer mode or "ATM" technology into its network. ATM is a high-speed, packet-switching technology that allows voice, facsimile, video and data packets to be carried simultaneously on the same network.

     The Company has focused most of its efforts on Mexico, but has some operations in Costa Rica, El Salvador, and Guatemala and intends to expand its services as regulatory and market conditions permit. Ultimately the Company would like to provide services throughout Latin America.

     Strategy and Competitive Conditions - Mexican Market. Telefonos de Mexico (or Telmex) had a legal franchise to control the entire market for local and long distance telecommunications in Mexico until June of 1995, when new laws began to open the market to effective competition. This means that Telmex owned or controlled all of the physical infrastructure needed to transport telecommunications traffic, including the local network of telephone lines to homes and business in a given area, and the long distance network of lines between the local networks. In January 1997, the Mexican government began granting licenses to provide long distance service to competing companies, and has licensed at least 15 new long distance providers. Two l of these new license holders are Mexican based affiliates of top tier U.S. carriers MCI/Worldcom and AT&T. Although the Mexican government has also licensed nine new local competitors, the build out of additional local infrastructure is just beginning, and the local network in Mexico is still dominated by Telmex. The Company began assembling a framework of licenses, reciprocal services agreements with other carriers, other service agreements, network facilities, and distribution channels in Mexico in 1994 in anticipation of the demonoplization of this market. In 1994, the Company began providing private network services between the U.S. and Mexico via satellite. Since then, the Company has established a retail distribution network in Mexico through the acquisition of public payphones and casetas, has entered the U.S. wholesale market for termination services to Mexico, and has begun implementation of a U.S. retail strategy through the introduction of its presubscribed and dial around services targeted to the Latino market in the U.S. The Company has also invested in its own transmission facilities, beginning in 1994 with satellite teleport equipment, and most recently with the acquisition of a new Nortel International Gateway Switch and the deployment of packet switching technology in its network. As true competition has emerged, the Company has been able to negotiate increasingly more favorable rates for local network access and long distance services with the newly licensed long distance carriers. In fiscal year 1999 the Company applied for its own long distance license, which, if granted, will permit the Company to interconnect directly with the local network and build out its own long distance network, thereby reducing costs further. The Company believes that its establishment of a solid framework of licenses, proprietary network and favorable reciprocal services agreements has positioned it to take advantage of the benefits to be reaped as the Mexican telecommunications industry enters a truly competitive phase. The Company believes that it has a clear competitive advantage over pure resellers, and that it has overcome significant hurdles that are a barrier to entry in this market even for large carriers. The Company intends to use its framework to capture increased amounts of the communications traffic in the Mexican market.

     Retail. Although Telmex and the Mexican affiliates of several large U.S. based carriers are active participants in the Mexican retail market, the Company believes that these carriers will focus on the most lucrative sectors of the market, leaving many opportunities to further develop the large portion of the market that continues to be underserved, both in the U.S. and Mexico. The Company will devote most of its new resources on deploying innovative new public and prepaid services that will function in the same manner regardless of the consumer's location north or south of the U.S./Mexico border, such as enhanced prepaid calling services. Our marketing term for these types of services is "borderless." The Company will use its existing retail distribution network, and may pursue acquisitions of established distribution channels from others. The Company believes that its focus on a retail strategy, combined with the cost reductions that will follow the grant of a Mexican long distance license, will permit it to improve overall corporate profit margins and secure a stable customer base.

     Wholesale. The U.S. wholesale market for termination to Mexico has become increasingly dynamic as competition, call volumes and industry capacity along U.S. -Mexico routes have all increased. Although the Company increased the volume of wholesale minutes it transmitted to Mexico during fiscal year 1999, downward pricing pressure in this market resulted in little additional revenue for these minutes. The Company expects its wholesale volume of traffic transported to increase during the upcoming year as a result of the inauguration of its high quality ATM based fiber route to Mexico in July, 1999. In addition, the Company plans to explore ways to exploit its wholesale operation without the investment of significant new resources (see Network Management Services - Carrier Services).

     Although the Company has succeeded in obtaining reciprocal services agreements with various Mexican-based providers that permit the Company to terminate northbound traffic in the U.S., it has not realized substantial revenue from these arrangements. The Company believes that the long distance license, if obtained, will permit it to lower costs significantly, improving its competitive position in the wholesale market for both north and southbound services.

Retail Distribution Network

     The Company's Mexican retail distribution network consists of communication centers, formerly referred to as casetas, and public pay telephones.

     Casetas. Casetas are indoor calling centers strategically located to serve travelers and the large population of the country who do not have personal telephones. Casetas are a widely recognized and utilized medium in Mexico, but do not currently have a real equivalent in the U.S. The Company's casetas offer local, domestic Mexico and international long distance calling, as well as facsimile service. The Company is the largest caseta operator in Mexico with approximately 126 casetas in 66 cities operating under the trade name
"Computel(TM)".   Each location employs at least one attendant, who processes calls, monitors call duration, collects money and runs daily reports on call activity. As compared to public pay telephones, casetas offer privacy and comfort as well as the personalized attention needed by customers who are not accustomed to using a telephone. Key factors favoring the Company over competing caseta operators are the well-recognized Computel name, a reliable platform and billing system, the provision of facsimile services (which are not offered by many other operators) and a larger distribution network. The next largest competitor in Mexico has only 70 locations.

     Using these casetas as the cornerstone, the Company intends to further increase its retail presence in Mexico and the U.S. The next generation caseta will be a "Communication Center" and will offer additional services, such as Internet access and prepaid services. The Company intends to bring the Communication Center concept to strategic markets in the U.S., targeting Mexican nationals and U.S. citizens of Mexican origin who are familiar with the caseta concept and the Computel(TM)name. The Communication Centers will be used to distribute "borderless" products that function in the same manner regardless of the users location north or south of the U.S./Mexico border. ATSI will target these products to established Latino households, and on a prepaid basis to recent immigrants and transient Latinos who may have acculturation issues, or identity, credit or economic challenges. ATSI believes it will capture customer loyalty by serving these challenged consumers, and will keep their business as they establish households in the U.S.

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

Carrier Services

     The Company offers wholesale termination services to U.S. and Latin American carriers who lack transmission facilities or require additional capacity. Revenues from this service accounted for approximately 41% of overall Company revenues in fiscal 1999. This market experienced tremendous downward pricing pressure during fiscal year 1999 due to a combination of several factors, most notably an increase in the activation of fiber optic cable along U.S.-Mexico routes and regulatory changes which permitted the top tier carriers to lower their international wholesale rates. Therefore, although the Company experienced increased volumes in this line of business during the year, it realized little additional revenue. The Company has seen a substantial increase in volume since it activated its high-quality fiber route in July, 1999, and believes this fiber network will continue to attract increased volumes from top tier carriers. In addition, the Company believes it will generate opportunities to transport traffic for Mexican carriers. The Company should be able to use the increased volumes to negotiate more favorable termination costs in Mexico, and if the Company receives a Mexican long distance license, it will be able to substantially cut its costs for carrying this traffic.

     The Company occupies a unique position in the market for wholesale services. Its unique licenses from the Mexican government allow it to transport traffic from the United States to Mexico outside of the International Settlement Policy, which is the international accounting and settlements policy governing the methods that U.S. and foreign carriers use to settle the cost of carrying traffic over each other's network. The International Settlements Policy causes MCI/Worldcom and AT&T to charge higher rates than they might otherwise charge. However, the Company is at a disadvantage with respect to these large carriers because it does not currently have a Mexican license to carry its own long distance traffic within Mexico and must pay a licensed carrier, such as the Mexican affiliate of MCI/Worldcom or AT&T, to carry its traffic from its Mexican teleports to its final destination. At the other end of the spectrum, the Company competes with numerous small companies who illegally carry traffic into and within Mexico. These companies do not pay the fees charged by Mexican-licensed carriers and are therefore able to offer very competitive prices. However, these companies do not typically own their own transmission facilities, and are not able to control costs effectively as the Company. They are also subject to regulatory action shutting down their operations in Mexico.

     The Company believes that it has less than 1% of the market for wholesale termination services. See our Risk Factor captioned "The Company may not successfully compete with others in the industry" for additional description of the competition in this market.

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

The Company competes with MCI/Worldcom, Americatel, Pointe Communications Corporation, and Telscape International Inc., as well as the former telecommunication monopolies in the Latin American countries in providing private network services. Factors contributing to the Company's competitiveness include reliability, network quality, speed of installation, and in some cases, geography, network size, and hauling capacity. The Company believes it has a reputation as a responsive service provider capable of processing all types of network traffic. The Company is at a competitive disadvantage with respect to larger carriers who are able to provide networks for countries for corporations that encompass more countries in Latin America, as well as Europe, Asia and other parts of the globe. Prices in this market are also generally declining as fiber optic cable is activated.

     The Company believes that it has less than 1% of the market for private network services.

Call Services

     The Company's principal Call Service is operator-assistance for international collect, person-to-person, third party, calling card and credit card calls originating in Mexico. The primary sources of demand for operator assistance are the Company's pay telephones and casetas in Mexico. The Company also provides operator services for calls originating from payphones and casetas owned by others, hotel and resort operators, and others who control the right to direct operator-assisted calling from groups of telephones. The Company pays these third parties a commission based on the revenue generated by the call traffic they send.

     During the year ended July 31, 1999the Company offered a service by which pin numbers are issued to Latin American travelers that enable them to use their credit cards to place calls through the Company's Call Services Center. (Latin Americans frequently do not have travel calling cards.) The Company also offered travel cards that enable Mexican travelers to use their cellular phones to place international calls to Mexico while in the United States. The Company has ceased providing these services in order to devote more resources to higher margin products.

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

     In Mexico, the Company competes with other companies who have a comercializadora license for sent paid traffic. The comercializadora allows companies to interconnect with the local telecommunications infrastructure in order to resell local and long distance services from public telephones. In the U.S., the Company competes with large carriers such as AT&T, MCI/Worldcom, and Sprint as well as numerous smaller companies for presubscribed long distance. Price remains a primary concern for many consumers since the technology is not distinguishable from one provider to another. The Company is focused on the Latino market and offers an aggressive international rate to Mexico as well as competitive domestic rates. Unlike many other long distance providers, the Company's charges are included on the customer's bill from the local phone company. The Company also offers the convenience of bilingual customer service. The Company believes that it will be able to expand its presubscribed customer base by using U.S. Communication Centers as magnets to attract underserved Latino customers to the Company's products.

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

Electronic Commerce via Internet

     GlobalSCAPE was formed in April 1996 to implement Internet related strategies that are not complementary to the Company's core business. GlobalSCAPE's revenues are attributable to sales of Internet productivity software, primarily its flagship product CuteFTP(TM)which it has historically distributed via its web site. GlobalSCAPE operates autonomously, generating substantially all funds for its development and expansion internally from its own operations. In January 1999 GlobalSCAPE acquired ownership of CuteFTP from its original author, and subsequently released an enhanced new version. GlobalSCAPE also released two new products, CuteHTML(TM) and CuteMAP(TM). Also in fiscal 1999, GlobalSCAPE began distributing CuteFTP in CompUSA stores, and began realizing revenue from advertisements placed in its software. Subsequent to July 31, 1999, GlobalSCAPE has executed an agreement with Lycos to distribute a branded version of CuteFTP over the Lycos network.

     The Company announced in February, 1999 that it was considering a spin off or public offering of GlobalSCAPE's stock, and the Company has retained an investment banking firm to assist it in evaluating these options and other options to finance GlobalSCAPE's continued growth.

     GlobalSCAPE's market includes all computer users on the Internet. GlobalSCAPE's products are distributed as shareware, meaning that users may download and use the products for free on a trial basis for a limited time. After the expiration of the trial period, the user must register the product to be in compliance with the license and to obtain product support. GlobalSCAPE's primary source of revenue is generated through product registration, with additional revenues generated by advertising in the form of ad banners and sponsorships in its "live" software products and on its web site. On a monthly basis, GlobalSCAPE receives approximately 1.2 million unique visitors to its web site and displays more than 15 million in-product and web site ad banners. For the year ended July 31, 1999, approximately 4,000,000 copies of software products were downloaded from GlobalSCAPE's servers, of which approximately 92,000 copies were registered (including approximately 7,000 upgrades of previously registered products).

     The Company's flagship product, CuteFTP(R), is a Windows(R)-based file transfer protocol (FTP) utility allowing users the ability to transfer and manage files via the Internet, including MP3's, web pages, software, videos and graphics. The Company believes that CuteFTP(R) has 30% of the U.S. market share for FTP programs. The Company's portfolio of products also includes CuteHTML(R), an advanced HTML editor for developing web sites, and CuteMAP(R), an image mapping utility for graphic navigation through web sites, and others in various stages of alpha and beta testing.

     GlobalSCAPE intends to leverage its strong brand recognition into a full suite of "Cute" products, and to use its products in order to attract advertising revenue and to market products of other on-line retailers and service providers on a revenue sharing basis.

     GlobalSCAPE operates in a highly competitive environment with respect to all its products. CuteFTP's primary competitors are WS_FTP, FTP Voyager and Bulletproof FTP. While many FTP products have mimicked CuteFTP's features, they are not commercially successful due to their late arrival to the marketplace and lack of support infrastructure. CuteHTML and CuteMAP, although relatively new to the market, have the advantage of being able to piggyback on the success of CuteFTP through product integration and cross-marketing efforts.

Network

     The Company has established a technologically advanced network which uses both satellite and fiber optic cable to transmit telecommunications traffic between the U.S. and Mexico. The Company's network incorporates ATM technology, which is compatible with other transmission technologies such as frame relay and Internet protocols, permitting the Company to explore even more cost-effective transmission methods in the future. See page 5, "Strategy and Competitive Conditions" for a description of ATM technology. Frame relay is a method of allocating capacity on demand so that a customer's needs may be filled with less capacity than the traditional system of dedicating a certain amount of capacity to a particular purpose. Internet protocol refers to a method of organizing
information such that it may be carried on the Internet.   The Company's network
also employs compression technology to carry greater volumes on the same facilities.

     Generally, the Company's strategy is to use the fiber optic arm to access major metropolitan areas in Mexico and the satellite arm to access semi-rural and smaller metropolitan areas. If there is a problem in either the satellite portion of the network, the Company will be able to minimize service interruptions by transferring traffic to the other portion until the problem is resolved. The Company's fiber route runs from its facility at the Infomart in Dallas, Texas to Mexico City, Mexico. The Company has satellite transmission and receiving equipment in 1) San Antonio, Texas, 2) Mexico City, Monterrey, and Cancun, Mexico, 3) Guatemala City, Guatemala, 4) San Salvador, El Salvador, and
5) San Jose, Costa Rica.

     The Company leases fiber capacity from third parties, primarily Bestel USA, Inc. with whom it has a 3-year lease for fiber optic cable from San Antonio, Texas to Laredo, Texas until March 2002. The Company leases satellite capacity on the Mexican satellites Solidaridad I and II, from Satelites Mexicanos, S.A. de C.V. or "SATMEX, with whom it has an agreement for capacity through April 2001. ATSI has leased a fixed amount of capacity from each of these vendors for a fixed monthly price. Each of these vendors has the right to terminate service for non-payment. During 1999, ATSI was unable to make payments to SATMEX on time. SATMEX agreed not to suspend service under the terms of a payment plan calling for ATSI to bring its account current by December 15, 1999. ATSI has met the terms of the payment plan, and is now current in its payments to both of these vendors.

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

     The Company must contract with others to complete the intra-Mexico and domestic U.S. portions of its network. The Company has reciprocal services agreements in place with four Mexican long distance license holders, Operadora Protel, S.A. de C.V., Avantel, S.A. de C.V., Miditel, S.A. de C.V. and Bestel, S.A. de C.V. The Company has applied for its own Mexican long distance license, which will allow it to build out its network in Mexico and to interconnect directly with Telmex and other local carriers, thereby lowering its transmission costs. The Company has reciprocal services agreements with Radiografica Costarricense, S.A., FT&T, S.A., and Corporacion Solares, S.A. de C.V. for transmission services in Costa Rica, Guatemala and El Salvador, respectively.
In the U.S., the Company purchases long distance capacity from various companies.

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

     The Telecommunications Act of 1996 , which became law in February 1996, was designed to dismantle the monopoly system and promote competition in all aspects of telecommunications. The FCC has promulgated and continues to promulgate
major changes to their telecommunications regulations.   One aspect of the
Telecom Act that is of particular importance to the Company is that it allows Bell Operating Companies or BOCs to offer in-region long distance service once they have taken certain steps to open their local service monopoly to
competition.   Given their extensive resources and established customer bases, the entry of the BOCs into the long distance market, specifically the international market, will create increased competition for the Company. Southwestern Bell's application to offer in region long distance is expected to be approved in April 2000.

     Although the Company does not know of any other specific new or proposed regulations that will affect its business directly, the regulatory scheme for competitive telecommunications market is still evolving and there could be unanticipated changes in the competitive environment for communications in general. For example, the FCC is currently considering rules that govern how Internet providers share telephone lines with local telephone companies and compensate local telephone companies. These rules could affect the role that the Internet ultimately plays in the telecommunications market.

The International Settlements Policy governs settlements between top tier U.S. carriers and foreign carriers of the cost of terminating traffic over each other's networks. The FCC recently enacted certain changes in its rules designed to allow U.S. carriers to propose methods to pay for international call termination that deviate from traditional accounting rates and the International Settlement Policy. The FCC has also established lower benchmarks for the rates that U.S. carriers can pay foreign carriers for the termination of international services and these benchmarks may continue to decline. These rule changes have lowered the costs of the Company's top tier competitors and are contributing to the substantial downward pricing pressure facing the Company in the wholesale carrier market.

State

     Many states require telecommunications providers operating within the state to maintain certificates and tariffs with the state regulatory agencies, and to meet various other requirements (e.g. reporting, consumer protection, notification of corporate events). The Company believes it is in compliance with all applicable State laws and regulations governing its services.

Mexico

     The Secretaria de Comunicaciones y Transportes or the SCT and COFETEL have issued the Company's Mexican subsidiaries the following licenses:

     Comercializadora License - a 20-year license issued in February 1997allowing for nationwide resale of local calling and long distance services from public pay telephones and casetas.

     Teleport and Satellite Network License - a 15-year license issued in May 1994 allowing for transport of voice, data, and video services domestically and internationally. The license allows for the operation of a network utilizing stand-alone VSAT terminals and/or teleport facilities, and connection to the local network via carriers having a long distance license. A shared teleport facility enables the Company to provide services to multiple customers through a single teleport.

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

     Like the United States, Mexico is in the process of revising its regulatory scheme consistent with its new competitive market. Various technical and pricing issues related to connections between carriers are the subject of regulatory actions which will effect the competitive environment in ways the Company is not able to determine at this time.

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

Employees

     At September 1, 1999, the Company (excluding ATSI-Mexico) had 85 full-time employees, of whom 10 were operators, 11 were sales and marketing personnel, and 64 performed operational, technical and administrative functions, and 9 part-time employees, 5 of whom were operators. Of the foregoing, 22 were employed by GlobalSCAPE, and 5 were employed by Sinfra. The Company believes its future success will depend to a large extent on its continued ability to attract and retain highly skilled and qualified employees. The Company considers its employee relations to be good. None of these aforementioned employees belong to labor unions.

     At September 1, 1999, ATSI-Mexico had 465 full-time employees of whom 375 were operators and 90 performed sales, marketing, operational, technical and administrative functions. A portion of ATSI-Mexico's employees, chiefly operators, belong to a union.

ADDITIONAL RISK FACTORS

     The purchase of our common stock is very risky. You should not invest any money that you cannot afford to lose. Before you buy our stock, you should carefully read this entire prospectus. We have highlighted for you below all of the material risks to our business that we are aware of.

                          RISKS RELATED TO OPERATIONS

 .  Our auditors have questioned our viability

   Our auditors' opinion on our financial statements as of July 31, 1999 calls attention to substantial doubts as to our ability to continue as a going concern. This means that they question whether we can continue in business. If we cannot continue in business, our common stockholders would likely lose their entire investment. Our financial statements are prepared on the assumption that we will continue in business. They do not contain any adjustments to reflect the uncertainty over our continuing in business.

 . We expect to incur losses, so if we do not raise additional capital we may go out of business

   We have never been profitable and do not expect to become profitable in the near future. We have invested and will continue to invest significant amounts of money in our network and personnel in order to maintain and develop the infrastructure we need to compete in the markets for our services and achieve profitability. In the past we have financed our operations almost exclusively through the private sales of securities. Since we are losing money, we must raise the money we need to continue operations and expand our network either by selling more securities or borrowing money. We are not able to sell additional securities or borrow money on terms as desirable as those available to profitable companies, and may not be able to raise money on any acceptable terms. If we are not able to raise additional money, we will not be able to implement our strategy for the future, and we will either have to scale back our operations or stop operations.

   In the near term we expect to sell additional common stock or securities convertible into common stock, which will dilute our existing shareholders' percentage ownership of ATSI and depress the price of our common stock. See the risk factors below under the heading "Risks Related to Market for Common Stock."

   If we sell more common stock our existing shareholders will be diluted, meaning that their percentage of ownership of ATSI will be reduced, and the price of our common stock may go down.

 . It is difficult for us to compete with much larger companies such as AT&T, Sprint, MCI-Worldcom and Telmex

   The large carriers such as AT&T, Sprint and MCI/Worldcom in the U.S., and Telmex in Mexico, have more extensive owned networks than we do, which enables them to control costs more easily than we can. They are also able to take advantage of their large customer base to generate economies of scale, substantially lowering their per-call costs. Therefore, they are better able than we are to lower their prices as needed to retain customers. In addition, these companies have stronger name recognition and brand loyalty, as well as a broader portfolio of services, making it difficult for us to attract new customers. Our competitive strategy in the U.S. revolves around targeting markets that are largely underserved by the big carriers. However, some larger companies are beginning efforts or have announced that they plan to begin efforts to capture these markets.

   Mergers, acquisitions and joint ventures in our industry have created and may continue to create more large and well-positioned competitors.

 . The market for wholesale services is extremely price sensitive and there is downward pricing pressure in this market making it difficult for us to retain customers and generate adequate profit from this service

   Industry capacity along the routes serviced by ATSI is generally growing as fiber optic cable is activated. There have also been changes in the international regulatory scheme that have permitted large carriers such as AT&T and MCI/WorldCom to reduce the amount they may charge for international services. These factors, along with intense competition among carriers in this market, have created severe downward pricing pressure. For example, from October 1998 to October 1999, the prevailing price per minute to carry traffic from the U.S. to Mexico declined by approximately 45%. Although we carried almost twice as much wholesale traffic in fiscal year 1999 than in fiscal year 1998, we recognized about the same amount of revenue. If these pricing pressures continue, the Company must continue to lower its costs in order to maintain sufficient profits to continue in this market.

 . We may not be able to collect large receivables, which could create serious cash flow problems

   Our wholesale network customers generate large receivable balances, often over $500,000 for a two week period. We incur substantial direct costs to provide this service since we must pay our carriers in Mexico to terminate these calls. If a customer fails to pay a large balance on time, we will have difficulty paying our carriers in Mexico on time. If our carriers suspend services to us, it may affect all our customers.

 . We may not be able to pay our suppliers on time, causing them to discontinue critical services

   We have not always paid all of our suppliers on time due to temporary cash shortfalls. Our critical suppliers are SATMEX for satellite transmission capacity and Bestel for fiber optic cable. We also rely on various Mexican and U.S. long distance companies to complete the intra-Mexico and intra-U.S. long distance portion of our calls. For the first two quarters of fiscal 2000, the monthly average amount due to these suppliers as a group was approximately $1,722,000. We currently have overdue outstanding balances with long distance carriers for the first two quarters of fiscal 2000 of approximately $2,135,800 on which we are making payments. During the third quarter we began paying the current portion of our long distance needs on a weekly basis, so do not expect to accrue a large overdue balance as we did in the first and second quarters. Although these suppliers have given us payment extensions in the past, critical suppliers may discontinue service if we are not able to make payments on time in the future. In addition, equipment vendors may refuse to provide critical technical support for their products if they are not paid on time under the terms of support arrangements. Our ability to make payments on time depends on our ability to raise additional capital or improve our cash flow from operations.

 . We may not be able to make our debt payments on time or meet financial covenants in our loan agreements, causing our lenders to repossess critical equipment

   We purchased some of our significant equipment with borrowed money, including a substantial number of our payphones located in Mexico, our DMS 250/350 International gateway switch from Nortel, and packet-switching equipment from Network Equipment Technologies. We pay these three lenders approximately $171,165 on a monthly basis. Our amended 10-K, which is incorporated by reference in this prospectus, includes more information about our equipment, equipment debt and capital lease obligations - see footnote 6 to financial statements. The lenders have a security interest in the equipment to secure repayment of the debt. This means that the lenders may take possession of the equipment and sell it to repay the debt if we do not make our payments on time. We are currently up to date in our payments to our lenders, but we have not always paid all of our equipment lenders on time due to temporary cash shortfalls. These lenders have given us payment extensions in the past, but they may exercise their right to take possession of certain critical equipment if we are not able to make payments on time in the future. Our ability to make our payments on time depends on our ability to raise additional capital or improve our cash flow from operations. We are not currently in compliance with the financial covenants in our Nortel switch loan agreement. Footnote 3 of our financial statements in our amended 10-Q for the period ended January 31, 2000 contains more detail on our non-compliance with those financial covenants, and footnotes 4 and 5 of our financial statements in our amended 10-K for the year ended July 31, 1999 contains more information on our secured loans and capital leases.

 . A large portion of our revenue is concentrated among a few customers, making us vulnerable to sudden revenue declines.

   Our revenues from wholesale services currently comprise about 60% of our total revenues. The volume of business sent by each customer fluctuates, but this traffic is often heavily concentrated among three or four customers. During some periods in the past, two of these customers have been responsible for 50% of this traffic. Generally, our wholesale customers are able to re-route their traffic to other carriers very quickly in response to price changes. If we are not able to continue to offer competitive prices, these customers will find some other supplier and we will lose a substantial portion of our revenue very quickly. In addition, mergers and acquisitions in our industry may reduce the already limited number of customers for our wholesale services.

 . The telecommunications industry has been characterized by steady technological change. We may not be able to raise the money we need to acquire the new technology necessary to keep our services competitive.

   To compete successfully in the wholesale and retail markets, we must maintain the highest quality of service. Therefore, we must continually upgrade our network to keep pace with technological change. This is expensive, and we do not have the substantial resources that our large competitors have.

 .  We may not be able to attract and retain qualified personnel

   We compete for technical and managerial personnel with other telecommunications companies. Many of these have greater resources than we do and are able to offer more attractive compensation packages, as well as the security of working for an established company.

 . We may not be able to generate the sales volume we need to recover our substantial capital investment in our infrastructure.

   We have made a substantial investment in our network and personnel to position the company in our target markets and will continue to do so. Therefore, we must achieve a high volume of sales to make this investment worth while. We compete for wholesale and retail customers with larger, and better known companies making it relatively more difficult for us to attract new customers for our services.

 . We may not be able to lease transmission facilities we need at cost-effective rates

   We do not own all of the transmission facilities we need to complete calls. Therefore, we depend on contractual arrangements with other telecommunications companies to complete our network. For example, although we own the switching and transport equipment needed to receive and transmit calls via satellite and fiber optic lines, we do not own a satellite or any fiber optic lines and must therefore lease transmission capacity from other companies. We may not be able to lease facilities at cost-effective rates in the future or enter into contractual arrangements necessary to expand our network or improve our network as necessary to keep up with technological change.

   In 1999 we experienced difficulty in obtaining fiber optic cable due to a supplier's default under the terms of a lease agreement. This difficulty was central to our failure to meet our revenue goals for 1999 since our goals were based on implementing a new fiber optic route in January of 1999. We were required to lease fiber optic lines from a different supplier at a higher price, with the alternative fiber becoming operational in June 1999 - delaying the new revenues by six months. This difficulty is described in more detail in Legal Proceedings.

 . The carriers on whom we rely for intra-Mexico long distance may not stay in business leaving us fewer and more expensive options to complete calls

   There are only 15 licensed Mexican long distance companies, and we currently have agreements with four of them. One of these, Avantel, S.A. de C.V. has said publicly that it may not continue in the business because of its difficulty in achieving a desired profit margin. If the number of carriers who provide intra-Mexico long distance is reduced, we will have fewer route choices and may have to pay more for this service.

 . We may have service interruptions and problems with the quality of transmission, causing us to lose call volumes and customers

   To retain and attract customers, we must keep our network operational 24 hours per day, 365 days per year. We have experienced service interruptions and other problems that affect the quality of voice and data transmission. To date, these problems have been temporary. We may experience more serious problems. In addition to the normal risks that any telecommunications company faces (such as fire, flood, power failure, equipment failure), we may have a serious problem if a meteor or space debris strikes the satellite that transmits our traffic, or a volcanic eruption or earthquake interferes with our operations in Mexico City. We have the ability to transmit calls via either the satellite or fiber optic portion of our network, and this redundancy should protect us if there is a problem with one portion of our network. However, a significant amount of time could pass before we could re-route traffic from one portion of our network to the other, and there may not be sufficient capacity on only one portion of the network to carry all of our traffic at any given time.

   To stay competitive, we will attempt to integrate the latest technologies into our network. We are currently implementing "packet switching" transport capabilities such as Asynchronous Transfer Mode and we will continue to explore new technologies as they are developed. The risk of network problems increases during periods of expansion and transition to new technologies.

 .  Changes in telecommunications regulations may harm our competitive position

   Historically, telecommunications in the U.S. and Mexico have been closely regulated under a monopoly system. As a result of the Telecommunications Act of 1996 in the U.S. and new Mexican laws enacted in the 1990's, the telecommunications industry in the U.S. and Mexico are in the process of a revolutionary change to a fully competitive system. U.S. and Mexican regulations governing competition are evolving as the market evolves. For example, FCC regulations now permit the regional Bell operating companies (former local telephone monopolies such as Southwestern Bell) to enter the long distance market if certain conditions are met. The entry of these formidable competitors into the long distance market will make it more difficult for us to establish a retail customer base. There may be significant regulatory changes that we cannot even predict at this time. We cannot be sure that the governments of the U.S. and Mexico will even continue to support a migration toward a competitive telecommunications market.

 . Regulators may challenge our compliance with laws and regulations causing us considerable expense and possibly leading to a temporary or permanent shut down of some operations

   We believe that we are in compliance with all domestic and foreign telecommunications laws that govern our current business. However, government enforcement and interpretation of the telecommunications laws and licenses is unpredictable and is often based on informal views of government officials and ministries. This is particularly true in Mexico and certain of our target Latin American markets, where government officials and ministries may be subject to influence by the former telecommunications monopoly, such as Telmex. This means that our compliance with the laws may be challenged. It could be very expensive to defend this type of challenge and we might not win. If we were found to have violated the laws that govern our business, we could be fined or denied the right to offer services. To our knowledge, we are not currently subject to any regulatory inquiry or investigation.

 . If we are not able to obtain a long distance license from the Mexican government, we may not be able to achieve profitability

   The ultimate fulfillment of our strategy for the future depends on obtaining a long distance license from the Mexican government so that we no longer have to pay other companies who have a Mexican long distance license to complete our calls in Mexico. If we do not obtain this license, we may not be able to reduce our costs sufficiently that we earn a profit. We have applied for a long distance license and we are also in negotiations to acquire a Mexican company, which holds a long distance license. We have obtained preliminary regulatory approval from the Mexican government to acquire this company, but we may not be able to acquire this company or obtain this license in some other manner.

 .  Our operations may be affected by political changes in Mexico and other Latin
   American countries

   The majority of our foreign operations are in Mexico. The political and economic climate in Mexico is more uncertain than in the United States and unfavorable changes could have a direct impact on our operations in Mexico. For example, a newly elected set of government officials could decide to quickly reverse the deregulation of the Mexican telecommunications industry economy and take steps such as seizing our property, revoking our licenses, or modifying our contracts with Mexican suppliers. The next elections in Mexico are scheduled for August 2000. A period of poor economic performance could reduce the demand for our services in Mexico. There might be trade disputes between the United States and Mexico which result in trade barriers such as additional taxes on our services. The Mexican government might also decide to restrict the conversion of pesos into dollars or restrict the transfer of dollars out of Mexico. These types of changes, whether they occur or are only threatened, would also make it more difficult for us to obtain financing in the United States.

 . If the value of the Mexican Peso declines relative to the Dollar, we will have decreased earnings as stated Dollars

   Approximately 20% of ATSI's revenue is collected in Mexican Pesos. If the value of the Peso relative to the Dollar declines, that is, if Pesos are convertible into fewer Dollars, then our earnings, which are stated in dollars, will decline. We do not engage in any type of hedging transactions to minimize this risk and do not intend to do so.

                          RISKS RELATED TO FINANCING

 .  If we do not raise additional capital we may go out of business

   In the past we have financed our operations almost exclusively through the private sales of securities. In the near term we expect to sell additional common stock or securities convertible into common stock, which will dilute our existing shareholders' percentage ownership of ATSI and depress the price of our common stock. See the risk factors in the section captioned "Risk Related to Market for Common Stock," below. Since we are not a profitable company, it is difficult for us to raise money on terms we find acceptable. The terms we are able to arrange may be more costly than the terms that profitable companies could obtain, and may place significant restrictions on our operations.

 . We owe $160,000 to the holder of our series D preferred stock for taking too long to obtain an effective registration statement, and we will owe it even more money if the registration statement is not declared effective soon.

   Under the terms of registration rights agreements we signed with The Shaar Fund at the time we issued our series C preferred stock on September 24, 1999 we are required to pay liquidated damages to The Shaar Fund of $25,000 for failing to file a registration statement for the underlying common stock by October 24, 2000 or failing to obtain effectiveness by December 23, 2000, and an additional $25,000 for each subsequent 30 day period that we fail to meet those targets. We initially filed our registration statement for the common stock underlying the series C preferred stock on October 26, 2000, 2 days late. The Shaar Fund has waived the penalty resulting from that late filing. As of April 1, 2000, we have not obtained effectiveness of the registration statement, resulting in liquidated damages owing to The Shaar Fund of $100,000, with another $25,000 to accrue if the registration statement is not effective by April 21, 2000.

   Under the terms of registration rights agreements we signed with The Shaar Fund at the time we issued our series D preferred stock on February 22, 2000 we are required to pay liquidated damages to The Shaar Fund of $60,000 for failing to file a registration statement for the underlying common stock by April 1, 2000 or failing to obtain effectiveness by June 1, 2000 and an additional $60,000 for each subsequent 30 day period that we fail to meet those targets. We filed the registration statement late, and if we fail to obtain effectiveness, we may incur substantial additional liquidated damages.

 . The terms of our preferred stock includes disincentives to a merger or other change of control of the company, which could discourage a transaction that would otherwise be in the interest of our stockholders.

   In the event of a change of control of ATSI, the terms of the series D preferred stock permit The Shaar Fund to choose either to receive whatever cash or stock the common stockholders receive in the change of control as if the series D stock had been converted, or to require us to redeem the series D preferred stock at $1560 per share. If all 3,000 shares of the series D preferred stock were outstanding at the time of a change of control, this could result in a payment to The Shaar Fund of $4,680,000. The possibility that we might have to pay this large amount of cash would make it more difficult for us to agree to a merger or other opportunity that might arise even though it would otherwise be in the best interest of the shareholders.

 . We may have to redeem the series D preferred stock for a substantial amount of cash, which would severely restrict the amount of cash available for our operations.

   The terms of the series D preferred stock require us to redeem the stock for cash in two circumstances in addition to the change of control situation described in the immediately preceding risk factor.

   First, the terms of the series D preferred stock prohibits The Shaar Fund from acquiring more than 11,509,944 shares of our common stock, which is 20% of the amount of shares of common stock outstanding at the time we issued the series D preferred stock. The terms of the series D preferred stock also prohibit The Shaar Fund from holding more than 5% of our common stock at any given time. Due to the floating conversion rate, the number of shares of common stock that may be issued on the conversion of the series D stock increases as the price of our common stock decreases, so we do not know the actual number of shares of common stock that the series D preferred stock will be convertible into. On the second anniversary of the issuance of the series D preferred stock we are required to convert all remaining unconverted series D preferred stock. If this conversion would cause The Shaar Fund to exceed these limits, then we must redeem the excess shares of Series D preferred stock for cash equal to $1270 per share, plus accrued but unpaid dividends.

   Second, if we refuse to honor a conversion notice or a third party challenges our right to honor a conversion notice by filing a lawsuit, The Shaar fund may require us to redeem any shares it then holds for $1270 per share. If all 3,000 shares were outstanding at the time of a redemption, this would result in a cash payment of $3,810,000 plus accrued and unpaid dividends. If we were required to make a cash payment of this size, it would severely restrict our ability to fund our operations.

 . We may redeem our preferred stock only under certain circumstances, and redemption requires us to pay a significant amount of cash and issue additional warrants; therefore we are limited as to what steps we may take to prevent further dilution to the common stock if we find alternative forms of financing

   We may redeem the series A preferred stock only after the first anniversary of the issue date, and only if the market price for our common stock is 200% or more of conversion price for the series A preferred stock. The redemption price for the series A stock is $100 per share plus accrued and unpaid dividends. We may redeem the series D preferred stock only if the price of our common stock falls below $9.00, the price on the date of closing the series D preferred stock. The redemption price is $1270 per share, plus accrued but unpaid dividends, plus an additional warrant for the purchase of 150,000 shares of common stock. In the event that we are able to find replacement financing that does not require dilution of the common stock, these restrictions would make it difficult for us to "refinance" the preferred stock and prevent dilution to the common stock.

 .  The partial spin-off and public offering of shares of our subsidiary
   GlobalSCAPE will have a negative impact on our operating results and cash flows

   Because GlobalSCAPE currently contributes significantly to the Company's consolidated EBITDA results, the Company expects its consolidated operating and cash flow results to decline after the spin-off and offering.

                 RISKS RELATING TO MARKET FOR OUR COMMON STOCK

 . We expect the holders of our preferred stock and warrants and our employees who have stock options to convert their stock and exercise their warrants and options, which will result in significant dilution to the common stock

   The Potential Dilution Chart included as Exhibit 99.10 in this registration statement shows all of the outstanding securities that are convertible into or exercisable for ATSI's common stock. The table included as Exhibit 99.11 describes the features of the preferred stock in more detail. Given the current market price of our stock, the holders of each of most of these securities will realize a financial benefit by converting or exercising their securities, so we expect that almost all of the common stock that may be issued under the terms of each of these securities will be issued. Even if the holders of the preferred stock do not elect to convert, the terms of the preferred stock require conversion after a certain time. Since the conversion price of our preferred stock floats at a discount to market price, we do not know how many shares will ultimately be issued.

 . The sale of the common stock issued upon conversion of preferred stock and exercise of the warrants will put downward pricing pressure on ATSI's common stock; any potential short sales by those converting will also put downward pressure on ATSI's common stock

   Most of the common stock that is included in the Potential Dilution Chart has been or will be registered with the SEC, meaning that the common stock will be freely tradeable in the near term. We expect many of the stockholders will sell their holdings in the near term, and in particular we expect The Shaar Fund to sell its shares of common stock resulting from the conversion of the series C stock very shortly after the effectiveness of the registration statement of which this prospectus is a part, and its shares of common stock resulting from the conversion of the series D preferred stock very shortly after it is issued to them. The addition of this substantial number of shares of common stock to the market will put downward pricing pressure on out stock.

 . We will likely continue to issue common stock or securities convertible into common stock to raise funds we need, which will further dilute your ownership of ATSI and may put additional downward pricing pressure on the common stock

   Since we continue to operate at a loss, we will continue to need additional funds to stay in business. At this time, we are not likely to be able to borrow enough money to continue operations on terms we find acceptable so we expect to have to sell more shares of common stock or more securities convertible in common stock. Convertible securities will likely have similar features to our existing preferred stock, including conversion at a discount to market. The sale of additional securities will further dilute your ownership of ATSI and put additional downward pricing pressure on the stock.

 . The potential dilution of your ownership of ATSI will increase as our stock price goes down, since our preferred stock is convertible at a floating rate that is a discount to the market price.

   Our series A and D preferred stock is convertible into common stock based on a conversion price that is a discount to the market price for ATSI's common stock. The conversion price for the series A stock is reset each year on the anniversary of the issuance of the stock, and the conversion price for the series D preferred stock floats with the market on a day-to-day basis. For each series, the number of shares of common stock that will be issued on conversion increases as the price of our common stock decreases. Therefore, as our stock price falls, the potential dilution to the common stock increases, and the amount of pricing pressure on the stock resulting from the entry of the new common stock into the market increases.

 . Sales of common stock by the preferred holders may cause the stock price to decrease, allowing the preferred stock holders to convert their preferred stock into even greater amounts of common stock, the sales of which would further depress the stock price.

   The terms of the preferred stock may amplify a decline in the price of our common stock since sales of the common stock by the preferred holders may cause the stock price to fall, allowing them to convert into even more shares of common stock, the sales of which would further depress the stock price.

 . The potential dilution of your ownership of ATSI resulting from our series D preferred stock will increase if we sell additional common stock for less than the conversion price applicable to the series D preferred stock.

   The terms of the series D preferred stock require us to adjust the conversion price if we sell common stock or securities convertible into common stock at a greater discount to market than provided for the series D preferred stock. Therefore, if we sell common stock or securities convertible into common stock in the future on more favorable terms than the discounted terms, we will have to issue even more shares of common stock to The Shaar Fund than initially agreed on.

 . We expect to issue additional shares of common stock to pay dividends on the preferred stock, further diluting your ownership of ATSI and putting additional downward pricing pressure on the common stock.

   The series A stock requires quarterly dividends of 10% per annum, and the series D stock requires quarterly dividends of 6% per annum. We have the option of paying these dividends in shares of common stock instead of cash and we expect to use that option. The issuance of these additional shares of common stock will further dilute your ownership of ATSI and put additional downward pricing pressure on the common stock.

 . We have agreed to register additional unregistered shares of common stock, which will put further pressure on the price of the common stock.

   We have agreed to register 3,003,532 shares of common stock in addition to the shares covered by this prospectus, which includes 506,330 shares for the conversion of the 10,000 shares of series A preferred stock issued on February 4, 2000 as described in our potential dilution chart on page 3 of this prospectus, and 2,632,929 shares of common stock that were issued to holders of convertible debt in exchange for their shares of convertible debt in January 2000 as described in footnote 4 to our financial statements appearing in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2000. We expect that much of this stock will be sold upon registration, which will put downward pressure on the price of our stock.

 . You will almost certainly not receive any cash dividends on the common stock in the foreseeable future.

   Sometimes investors buy common stock of companies with the goal of generating periodic income in the form of dividends. You may receive dividends from time to time on stock you own in other companies. We have no plan to pay dividends in the near future.

 .  Our common stock price is volatile.

   Our stock price has historically been volatile. Volatility makes it more difficult for you to sell shares when you choose, at prices you find attractive. The risk factors described above relating to the probable dilution of the common stock will tend to increase volatility in the price of our common stock.

 .  The partial spin-off and public offering of shares of our subsidiary
   GlobalSCAPE will tend to decrease the price of our stock.

   On February 17, 2000 we announced that the Board of Directors had approved a partial spin of GlobalSCAPE and a public offering of those shares to our shareholders and GlobalSCAPE's customers. Completion of these transactions separates the value of GlobalSCAPE that is currently inherent in our common stock and tend to reduce the price of our stock.


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

ITEM 3.   LEGAL PROCEEDINGS

     On January 29, 1999, one of the Company's customers, Twister Communications, Inc. filed a Demand for Arbitration seeking damages for breach of contract before the American Arbitration Association. The customer claims that the Company wrongfully terminated an International Carrier Services Agreement executed by the parties in June 1998 under which the Company provided wholesale carrier services from June 1998 to January 1999. The customer's claims for damages represent amounts that it claims it had to pay in order to replace the service provided by the Company. The Company disputes that it terminated the contract wrongfully and asserts that the customer breached the agreement by failing to pay for services rendered and by intentionally making false representation regarding its traffic patterns and on March 3, 1999 filed a Demand for Arbitration seeking damages for breach of contract in an amount equal to the amounts due to the Company for services rendered plus interest, plus additional damages for fraud. An arbitration panel was selected and the parties are now completing written discovery.

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

     On June 16, 1999, the Company's subsidiary, ATSI Texas initiated a lawsuit in District Court, Bexar County, Texas against PrimeTEC International, Inc., Mike Moehle and Vartec Telecom, Inc. claiming misrepresentation and breach of conduct. Under an agreement the Company signed in late 1998, PrimeTEC was to provide quality fiber optic capacity in January 1999. Mike Moehle is PrimeTEC's former president who negotiated the fiber lease and Vartec is PrimeTEC's parent. The delivery of the route in early 1999 was a significant component of the Company's operational and sales goal for the year and the failure of its vendor to provide the capacity led to the Company negotiating an alternative agreement with Bestel, S.A. de C.V. at a higher cost. While the total economic impact is still being assessed, the Company believes lost revenues and incremental costs are in excess of $15 million. While the Company's contract contains certain limitations regarding the type and amounts of damages that can be pursued, the Company has authorized its attorneys to pursue all relief to which it is entitled under law. As such, the Company can not reasonably estimate the ultimate outcome of neither this lawsuit nor the additional costs that may be incurred in the pursuit of its case.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matters to a vote of security holders during the fourth quarter of the Company's fiscal year.

                                   PART II.
                                   --------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the AMEX under the symbol "AI". From December 1997 to February 14, 2000 the Company's Common Stock was traded on the NASD: OTCBB under the symbol "AMTI". Prior to December 1997, the Company's Common Stock was traded on the Canadian Dealing Network under the symbol ATIL.CDN. The table below sets forth the high and low bid prices for the Common Stock from August 1, 1997 through December 21, 1997 as reported by the Canadian Dealing Network, from December 22, 1997 through February 14, 2000 as reported by
NASD: OTCBB and from February 15, 2000 through April 10, 2000. These price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

          Fiscal 1998                        High         Low
          ---------------------------------------------------
          First - ......................... $ 3 1/4     $ 1 3/8
          Second - ........................ $ 3 7/16    $ 2
          Third - ......................... $ 3 1/2     $ 1 5/7
          Fourth - ........................ $ 2 1/4     $   3/4

          Fiscal 1999                        High         Low
          ---------------------------------------------------
          First - ......................... $ 1 1/8     $   15/32
          Second - ........................ $ 1 9/32    $   3/4
          Third - ......................... $ 1 13/64   $   5/8
          Fourth - ........................ $ 1 53/64   $ 1 1/32

          Fiscal 2000                          High       Low
          ---------------------------------------------------
          First - ......................... $ 1 11/32   $   45/64
          Second - ........................ $ 2 29/32   $   45/64
          Third - (through April 10, 2000). $ 9 7/16    $ 2 1/2


     At April 10, 2000 the closing price of the Company's Common Stock as reported by AMEX was $6.0625 per share. As of April 10, 2000, the Company had approximately 5,000 stockholders, including both beneficial and registered owners. The terms of the Company's Series A, Series B, Series C and Series D Preferred Stock restrict the Company from paying dividends on its Common Stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock. ATSI has not paid dividends on its common stock the past three years and does not expect to do so in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL AND OPERATING DATA.

     The following selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere herein.

                                                                Years ended July 31,
                                                                --------------------
                                                1995        1996        1997        1998        1999
                                                ----        ----        ----        ----        ----
                                                     (In thousands of $, except per share data)
Consolidated Statement of Operations
Data:
Operating revenues:
 Call services                                 $ 4,470     $10,807     $12,545     $13,547      $ 6,602
 Direct dial services                                -           -       1,421       6,085        6,024
 Network management services                       318       2,614       1,698      13,362       19,250
 Internet e-commerce                                 -          54         564       1,526        2,642
 Total operating revenues                        4,788      13,475      16,228      34,520       34,518
Operating expenses:
 Cost of services                                4,061      10,833      12,792      22,287       21,312
 Selling, general and administrative             2,196       3,876       6,312      12,853       12,652
 Bad debt                                          340         554         735       1,024        2,346
 Depreciation and amortization                     141         281         591       1,822        3,248
 Total operating expenses                        6,738      15,544      20,430      37,986       39,558
 Loss from operations                           (1,950)     (2,069)     (4,202)     (3,466)      (5,040)
 Net loss                                      $(2,004)    $(2,205)    $(4,695)    $(5,094)     $(7,591)
Per share information:
 Net loss                                      $ (0.14)    $ (0.11)    $ (0.18)    $ (0.12)     $ (0.16)
 Weighted average common shares                 13,922      19,928      26,807      41,093       47,467
  outstanding

Consolidated Balance Sheet Data:
 Working capital (deficit)                     $  (446)    $  (592)    $   195     $(5,687)     $(6,910)
 Current assets                                  1,088       1,789       5,989       5,683        5,059
 Total assets                                    2,766       4,348      15,821      24,251       24,154
 Long-term obligations, including                  133         604       3,912       8,303       10,168
  current portion
 Total stockholders' equity                      1,231       1,629       6,936       7,087        6,137

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

                                                                     Year Ended July 31,
                                              ----------------------------------------------------------------
                                                     1997                   1998                   1999
                                              -------------------    -----------------    --------------------
                                                  $         %            $         %           $           %
                                                  -         -            -         -           -           -
Operating revenues
------------------
Network management services                    $ 1,698     11%        $13,362     39%       $19,250       56%
Call services                                  $12,545     77%        $13,547     39%       $ 6,602       19%
Direct dial services                           $ 1,421      9%        $ 6,085     18%       $ 6,024       17%
Internet e-commerce                            $   564      3%        $ 1,526      4%       $ 2,642        8%
                                               -------                -------               -------
Total operating revenues                       $16,228    100%        $34,520    100%       $34,518      100%

Cost of services                               $12,792     79%        $22,287     65%       $21,312       62%
                                               -------                -------               -------

Gross margin                                   $ 3,436     21%        $12,233     35%       $13,206       38%

Selling, general and
  Administrative expenses                      $ 6,312     39%        $12,853     37%       $12,652       37%

Bad debt expenses                              $   735      4%        $ 1,024      3%       $ 2,346        6%

Depreciation and amortization                  $   591      4%        $ 1,822      5%       $ 3,248       10%
                                               -------                -------               -------

Operating loss                                 $(4,202)   -26%        $(3,466)   -10%       $(5,040)     -15%

Other, net                                     $  (493)    -3%        $(1,628)    -5%       $(1,696)      -5%
                                               -------                -------               -------

Net loss                                       $(4,695)   -29%        $(5,094)   -15%       $(6,736)     -20%

Less: preferred stock dividends                $     -      0%        $     -      0%       $  (855)      -2%
                                               -------                -------               -------

Net loss to common shareholders                $(4,695)   -29%        $(5,094)   -15%       $(7,591)     -22%
                                               =======                =======               =======

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

     Depreciation and Amortization. Depreciation and amortization rose approximately $1.4 million, or 78%, and rose as a percentage of revenues from 5% to 10% between years. The increased depreciation and amortization is attributable to an approximate $2.4 million increase in fixed assets between years as well as increased amortization related to acquisition costs, trademarks and goodwill. The majority of the assets purchased consisted of equipment which added capacity to the Company's existing international network infrastructure including the Network Technologies (N.E.T.) equipment purchased in December 1998 and the Company's new Nortel DMS 250/300 International Gateway switch purchased in January 1999.

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

     Net income (loss.) Net loss increased from approximately $5.1 million to $7.6 million between years. The increase in net loss was due primarily to increased bad debt expense, depreciation and amortization and preferred stock dividends between the year ended July 31, 1998 and the year ended July 31, 1999.

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

     Depreciation and Amortization. Depreciation and amortization rose approximately $1.2 million, or 208%, and rose as a percentage of revenues from 4% to 5% between years. From July 31, 1997 through July 31, 1998, the Company acquired approximately $7.9 million in equipment. Approximately $4.6 million of these assets were acquired through capital lease arrangements. The majority of the assets consisted of equipment that added capacity to the Company's existing international network infrastructure, and intelligent coin telephones that were installed in Mexico. Approximately $1.4 million in fixed assets were acquired subsequent to July 31, 1997 with the acquisition of Computel. The Company also recorded $2.8 million of goodwill during 1998 associated with the purchase of Computel, which is being amortized over a forty-year period.

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

     Net income (loss). Net loss increased from approximately $4.7 million to approximately $5.1 million due primarily to increased depreciation and amortization and increased interest expenses, offset to some extent by increased revenues, increased gross margin dollars and improved SG&A as a % of revenues.

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

     Net income (loss).   The net loss increased from approximately $2.2 million
for the year ended July 31, 1996 to approximately $4.7 million for the year ended July 31, 1997 primarily as a result of increased SG&A expense and increased interest expense between years.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
Consolidated Financial Statements of American TeleSource International, Inc. and Subsidiaries

Report of Independent Public Accountants.............................................................   41

Consolidated Balance Sheets as of July 31, 1998 and 1999.............................................   42

Consolidated Statements of Operations for the Years Ended July 31, 1997, 1998 and 1999...............   43

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended July 31, 1997,
1998 and 1999........................................................................................   44

Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 1997, 1998 and 1999.....   45

Consolidated Statements of Cash Flows for the Years Ended July 31, 1997, 1998 and 1999...............   46

Notes to Consolidated Financial Statements...........................................................   47

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


                                         /s/ ARTHUR ANDERSEN LLP


San Antonio, Texas
October 5, 1999

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)

                                                                                            July 31,
                                                                             -------------------------------------
                                                                                   1998                   1999
                                                                              -----------             ------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                    $     1,091             $        379
 Accounts receivable, net of allowance of $209 and $1,600, respectively             3,748                    3,693
 Prepaid expenses and other                                                           844                      987
                                                                              -----------             ------------
     Total current assets                                                           5,683                    5,059
                                                                              -----------             ------------

PROPERTY AND EQUIPMENT (At cost):                                                  14,233                   16,669
 Less - Accumulated depreciation and amortization                                  (2,418)                  (4,713)
                                                                              -----------             ------------
     Net property and equipment                                                    11,815                   11,956
                                                                              -----------             ------------
OTHER ASSETS, net
 Goodwill, net                                                                      5,091                    5,032
 Contracts, net                                                                     1,173                      703
 Trademarks, net                                                                        -                      789
 Other assets                                                                         489                      615
                                                                              -----------             ------------
     Total assets                                                             $    24,251             $     24,154
                                                                              ===========             ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                             $     5,683             $      4,164
 Accrued liabilities                                                                2,113                    3,239
 Current portion of notes payable                                                     688                      961
 Current portion of convertible long-term debt                                          -                    1,942
 Current portion of obligations under capital leases                                2,351                    1,430
 Deferred revenue                                                                     535                      233
                                                                              -----------             ------------
     Total current liabilities                                                     11,370                   11,969
                                                                              -----------             ------------
LONG-TERM LIABILITIES:
 Notes payable, less current portion                                                  719                      312
 Convertible long-term debt, less current portion                                   1,604                        -
 Obligations under capital leases, less current portion                             2,941                    5,523
 Other                                                                                530                      213
                                                                              -----------             ------------
     Total long-term liabilities                                                    5,794                    6,048
                                                                              -----------             ------------
COMMITMENTS AND CONTINGENCIES: (See Note 13)

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 10,000,000 shares
authorized,
    Series A Cumulative Convertible Preferred Stock, 50,000
    authorized, no shares issued and outstanding at July 31,
    24,145 shares issued and outstanding at July 31, 1999                               -                        -
    Series B Cumulative Convertible Preferred Stock, 2,000
    authorized, no shares issued and outstanding at July 31,
    2,000 shares issued and outstanding at July 31, 1999                                -                        -
 Common stock, $0.001 par value, 100,000,000 shares authorized,
      45,603,566 issued and outstanding at July 31, 1998
      48,685,287 issued and outstanding at July 31, 1999                               46                       49
 Additional paid in capital                                                        22,248                   29,399
 Accumulated deficit                                                              (14,396)                 (21,987)
 Deferred compensation                                                               (667)                    (466)
 Other comprehensive income                                                          (144)                    (858)
                                                                              -----------             ------------
     Total stockholders' equity                                                     7,087                    6,137
                                                                              -----------             ------------

     Total liabilities and stockholders' equity                               $    24,251             $     24,154
                                                                              ===========             ============

 The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                             For the Years Ended July 31,
                                            1997          1998          1999
                                        ------------  ------------  ------------
OPERATING REVENUES:
  Network management services               $  1,698      $ 13,362      $ 19,250
  Call services                               12,545        13,547         6,602
  Direct dial services                         1,421         6,085         6,024
  Internet e-commerce                            564         1,526         2,642
                                        ------------  ------------  ------------

    Total operating revenues                  16,228        34,520        34,518
                                        ------------  ------------  ------------

OPERATING EXPENSES:
  Cost of services                            12,792        22,287        21,312
  Selling, general and administrative          6,312        12,853        12,652
  Bad debt expense                               735         1,024         2,346
  Depreciation and amortization                  591         1,822         3,248
                                        ------------  ------------  ------------

    Total operating expenses                  20,430        37,986        39,558
                                        ------------  ------------  ------------

OPERATING LOSS                                (4,202)       (3,466)       (5,040)

OTHER INCOME (EXPENSE):
  Interest income                                 27            76            59
  Other income                                    68            32
  Other expense                                  (27)          (24)          (10)
  Interest expense                              (513)       (1,573)       (1,745)
                                        ------------  ------------  ------------

    Total other income (expense)                (445)       (1,489)       (1,696)
                                        ------------  ------------  ------------

LOSS BEFORE INCOME TAX EXPENSE
 AND MINORITY INTEREST                        (4,647)       (4,955)       (6,736)

FOREIGN INCOME TAX EXPENSE                         -          (139)            -
MINORITY INTEREST                                (48)            -             -
                                        ------------  ------------  ------------

NET LOSS                                     ($4,695)      ($5,094)      ($6,736)

LESS: PREFERRED STOCK DIVIDENDS                    -             -          (855)
                                        ------------  ------------  ------------

NET LOSS TO COMMON SHAREHOLDERS              ($4,695)      ($5,094)      ($7,591)
                                        ============  ============  ============

BASIC AND DILUTED LOSS PER SHARE              ($0.18)       ($0.12)       ($0.16)
                                        ============  ============  ============

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                    26,807        41,093        47,467
                                        ============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (In thousands)

                                                                                For the Years Ended July 31,
                                                                          ----------------------------------------
                                                                              1997         1998          1999
                                                                          -----------   ------------   -----------
Net loss                                                                      ($4,695)      ($5,094)      ($7,591)

     Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                                  $   12       ($160)          ($714)
                                                                          -----------   -----------    -----------

Comprehensive loss to common stockholders                                     ($4,683)      ($5,254)      ($8,305)
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

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)


                                  Preferred Shares        Common Stock                                     Cumulative
                                  ----------------    --------------------      Additional    Accumulated Translation   Deferred
                                   Shares   Amount    Shares       Amount    Paid In Capital    Deficit    Adjustment  Compensation
                                  -------   ------    ------      --------   ---------------  -----------  ----------  ------------
BALANCE, July 31, 1996                                23,775      $  6,288          $            ($ 4,607)       $  4       ($   55)
  Issuances of common shares
   for cash                             -      -       5,760         4,736
  Conversion of convertible
   dept to common shares                -      -       3,612         1,967
  Issuance of common shares for
   acquisition                          -      -       2,716         1,847
  Issuances of common shares
   for services                         -      -         925           154
  Deferred compensation                 -      -           -         1,394                                                   (1,394)
  Compensation expense                  -      -           -                                                                    295
  Warrants issued with
   restoration long term debt           -      -           -           990
  Cumulative effect of
   translation adjustment               -      -           -                                                       12
  Net loss                              -      -           -                                       (4,695)
                                  ------- ------      ------      --------          --------     --------       -----       -------

BALANCE, July 31, 1997                  -      -      36,788      $ 17,376                       ($ 9,302)       $ 16       ($1,154)

  Issuances of common shares
   for cash                             -      -       5,500         3,496
  Issuances of common shares
   for reduction in indebtedness        -      -       2,871         1,076
  Conversion of convertible
   debt to common shares                -      -         200           100
  Issuances of common shares
   for services                         -      -         245           246
  Compensation expense                  -      -           -                                                                    487
  Cumulative effect of
   transition adjustments               -      -           -                                                     (160)
  Exchange of common shares for
   common stock                         -      -           -       (22,248)           22,248
  Net loss                              -      -           -                                       (5,094)
                                  ------- ------      ------      --------          --------     --------       -----       -------
BALANCE, July 31, 1998                  -      -      45,604      $     46          $ 22,248     ($14,396)      ($144)      ($  667)

  Issuances of common shares
   for cash                             -      -       2,706             3             1,037
  Issuances of common shares
   for services                         -      -          96                              40
  Issuances of common shares
   for acquisition                      -      -         279                             179
  Issuances of preferred stock         26      -           -                           1,176
  Deferred compensation                 -      -           -                             344                                   (344)
  Dividend expense                      -      -           -                                          (80)
  Amortization of equity amount         -      -           -                             775         (775)
  Compensation expense                  -      -           -                                                                    545
  Cumulative effect of
   transition adjustment                -      -           -                                                     (714)
  Net loss                              -      -           -                                       (6,736)                   (6,736)
                                  ------- ------      ------      --------          --------     --------       -----       -------
BALANCE, July 31, 1999                 26      -      48,685      $     49          $ 29,399     ($21,987)      ($858)      ($  466)
                                  ======= ======      ======      ========          ========     ========       =====       =======


                                         Total
                                     Stockholders'
                                         Equity
                                     -------------
BALANCE, July 31, 1996                      $1,630

  Issuances of common shares
   for cash                                  4,736
  Conversion of convertible
   dept to common shares                     1,967
  Issuance of common shares for
   acquisition                               1,847
  Issuances of common shares
   for services                                154
  Deferred compensation                          0
  Compensation expense                         295
  Warrants issued with
   restoration long term debt                  990
  Cumulative effect of
   translation adjustment                       12
  Net loss                                  (4,695)
                                            ------
BALANCE, July 31, 1997                      $6,936

  Issuances of common shares
   for cash                                  3,496
  Issuances of common shares
   for reduction in indebtedness             1,076
  Conversion of convertible
   debt to common shares                       100
  Issuances of common shares
   for services                                246
  Compensation expense                         487
  Cumulative effect of
   transition adjustments                     (160)
  Exchange of common shares for
   common stock                                  0
  Net loss                                  (5,094)
                                            ------
BALANCE, July 31, 1998                      $7,087

  Issuances of common shares
   for cash                                  1,640
  Issuances of common shares
   for services                                 40
  Issuances of common shares
   for acquisition                             179
  Issuances of preferred stock               4,176
  Deferred compensation                          0
  Dividend expense                             (80)
  Amortization of equity amount                  0
  Compensation expense                         545
  Cumulative effect of
   transition adjustment                      (714)
  Net loss                                  (6,736)
                                            ------
BALANCE, July 31, 1999                      $6,137
                                            ======

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                      For the Years Ended July 31,
                                                                       1997                     1998                   1999
                                                                ---------------------     ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    ($4,695)                ($5,094)             ($6,736)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                                591                   1,822                3,248
     Amortization of debt discount                                                 87                     307                  346
     Deferred compensation                                                        295                     487                  545
     Provision for losses on accounts receivable                                  735                   1,024                2,346
     Minority interest                                                             48                       -                    -
     Changes in operating assets and liabilities-
       Increase in accounts receivable                                         (1,983)                 (2,723)              (2,207)
       (Increase) decrease in prepaid expenses and other                         (849)                    197               (1,632)
       Increase (decrease) in accounts payable                                 (1,025)                  3,479               (1,139)
       Increase (decrease) in accrued liabilities                                 884                    (192)               1,857
       Increase (decrease) in deferred revenue                                    378                      71                 (191)
       Other                                                                        4                       -                    -
                                                               ----------------------     -------------------    -----------------
Net cash used in operating activities                                          (5,530)                   (622)              (3,563)
                                                               ----------------------     --------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (590)                  (3,297)               (956)
  Acquisition of business, net of cash acquired                                    73                   (2,112)               (171)
  Payments received on notes receivable                                           101                        -                   -
                                                               ----------------------     --------------------   -----------------
Net cash used in investing activities                                            (416)                  (5,409)             (1,127)
                                                               ----------------------     --------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                               3,632                    2,547                 437
   Net increase (decrease) in short-term borrowings                               281                      353                (488)
   Payments on debt                                                                 -                   (1,141)               (679)
   Capital lease payments                                                        (401)                  (1,044)               (941)
   Payments on long-term liabilities                                                -                      (67)               (123)
   Proceeds from issuance of preferred stock,
     net of issuance costs                                                          -                        -               4,176
   Proceeds from issuance of common stock,
     net of issuance costs                                                      3,699                    4,553               1,596
                                                               ----------------------     --------------------   -----------------
Net cash provided by financing activities                                       7,211                    5,201               3,978
                                                               ----------------------     --------------------   -----------------

NET INCREASE (DECREASE) IN CASH                                                 1,265                     (830)               (712)

CASH AND CASH EQUIVALENTS, beginning of period                                    656                    1,921               1,091
                                                               ----------------------     --------------------   -----------------

CASH AND CASH EQUIVALENTS, end of period                                       $1,921                   $1,091             $   379
                                                               ======================     ====================   =================

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

     Basic and Diluted Loss Per Share
     --------------------------------

     Loss per share was calculated using the weighted average number of common shares outstanding for the years ended July 31, 1997, 1998 and 1999. Common stock equivalents, which consist of the stock purchase warrants and options described in Note 9, were excluded from the computation of the weighted average number of common shares outstanding because their effect was antidilutive. Additionally, the Company has excluded the convertible preferred stock described in Note 8, from the computation of the weighted average number of common shares outstanding, as their effect will also be antidilutive.

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

     Statements of Cash Flows
     ------------------------

     Cash payments and non-cash investing and financing activities during the periods indicated were as follows:

                                                                             For the Years Ended July 31,
                                                                     --------------------------------------------
                                                                          1997           1998           1999
                                                                          ----           ----           ----
Cash payments for interest                                             $  416,756     $1,349,679     $1,101,771

Cash payments for taxes                                                $        -     $  148,097     $        -

Common shares issued for services                                      $  153,885     $  246,591     $   40,000

Common shares issued for acquisition of Computel and other             $1,846,569     $        -     $  178,750

Assets acquired in acquisition of Computel                             $3,418,753     $        -     $        -

Liabilities assumed in acquisition of Computel                         $4,205,404     $        -     $        -

Conversion of convertible debt to common shares                        $1,966,531     $  100,000     $        -

Capital lease obligations incurred      $1,521,875  $4,635,693   $        -

Common share subscriptions sold         $1,113,170  $        -   $   42,500


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


     4.   PROPERTY AND EQUIPMENT, NET (at cost)

     Following is a summary of the Company's property and equipment at July 31, 1998 and 1999:



                                            July 31,          July 31,
                                            -------           -------
                                              1998              1999
                                              ----              ----

Telecommunications equipment               $ 6,084,771      $ 6,476,395
Land and buildings                             892,507          447,748
Furniture and fixtures                         882,449          902,873

Equipment under capital leases                   5,585,291        7,758,739
Leasehold improvements                             281,014          474,748
Other                                              517,192          608,914
                                               -----------      -----------
                                                14,233,224       16,669,417

Less: accumulated depreciation and
 amortization                                   (2,418,514)      (4,712,671)
                                               -----------      -----------

Total - property and equipment, net            $11,814,710      $11,956,746
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


     5.   NOTES PAYABLE AND CONVERTIBLE DEBT

Notes Payable
-------------

Notes payable are comprised of the following:                July 31,
                                               -------------------------------

                                                    1998             1999
                                               ---------------  --------------

Note payable to a company, see terms below.         $   25,320      $  137,071

Note payable to an individual, see terms below.              -         150,000

Note payable to a bank, see terms below.                     -         150,000

Notes payable to related parties, see terms                  -         100,000
 below.

Note payable to an individual, see terms below.              -         368,768

Notes payable to various banks, see terms below        416,846          56,878

Notes payable to a company, net of discount, see
 terms below.                                          364,803         309,588
                                                    ----------      ----------

                                                    $1,406,969      $1,272,305



Less: current portion                               $  688,005      $  960,523
                                                    ----------      ----------
Total non-current notes payable
                                                    $  718,964      $  311,782
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

Convertible Debt
----------------

          In March and May 1997, the Company issued $2.2 million in convertible notes, interest at 10%. The principal and interest, which accrues quarterly, is due and payable three years from the date of issuance. The convertible notes convert into fully redeemable preferred stock at the Company's option. In addition, for each $50,000 unit of convertible debt, each holder was issued 108,549 warrants to purchase an equal number of shares of common stock at $0.27 per share. The fair value of the warrants was determined to be $0.37 per share and the Company assigned $990,000 to the value of the warrants in stockholders' equity. The fair value of the warrants was calculated on the date of issuance using an option pricing model with the following assumptions: Dividend yield of 0.0%, expected volatility of 62%, risk-free interest rate of 6.35%, and an expected life of three years. The warrants expire three years from their date of issuance, and were not exercisable for a period of one year after their initial issuance. The Company has recorded the $990,000 as debt discount and is amortizing the discount over the term of the debt based on the effective interest method. Principal outstanding as of July 31, 1998 and July 31, 1999, net of debt discount, was $1,603,802 and $1,942,614, respectively. All of the outstanding principal at July 31, 1999 is reflected in the current portion of convertible long-term debt.

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
                                        ==========


     6.   LEASES

     Operating Leases
     ----------------

     The Company leases office space, furniture, equipment and network capacity under noncancelable operating leases and certain month-to-month leases. During fiscal 1997, 1998 and 1999, the Company also leased certain equipment under capital leasing arrangements. Rental expense under operating leases for the years ended July 31, 1997, 1998 and 1999, was $176,700, $942,750 and $2,952,710,
respectively. Future minimum lease payments under the noncancelable operating leases at July 31, 1999 are as follows:

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
                                           ===========


     Capital Leases
     --------------

     Future minimum lease payments under the capital leases together with the present value of the net minimum lease payment at July 31, 1999 are as follows:



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

     During the year ended July 31, 1999, the Company issued 3,081,721 common shares. Of this total, 2,203,160 shares were issued for approximately $1.3 million of net cash through the exercise of 2,203,160 warrants and options, 36,643 shares were issued for consulting services rendered to the Company, 59,101 shares were issued to a shareholder in exchange for a guarantee of up to $500,000 of Company debt, 503,387 shares and an equal number of warrants to purchase the Company's common stock for $0.70 per share were issued in exchange for approximately $300,000 in net cash proceeds and 279,430 shares were issued related to the Company's acquisition of certain customer contracts in previous years. The shares issued for services rendered, the guarantee of Company debt, and the shares issued for the $300,000 in cash proceeds (including the shares underlying the warrants issued) have not been registered by the Company, nor does the Company have any obligation to register such shares.

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


          9.   STOCK PURCHASE WARRANTS AND STOCK OPTIONS

          During the year ended July 31, 1999, certain shareholders and holders of convertible debt of the Company were issued warrants to purchase shares of common stock at exercise prices ranging from $0.70 to $1.06 per share. Following is a summary of warrant activity from August 1, 1996 through July 31, 1999:


                                                 Year Ending July 31,
                                     -------------------------------------------
                                      1997             1998              1999
                                     -------------------------------------------
Warrants outstanding, beginning       8,097,463     14,489,942        7,562,168

Warrants issued                       9,931,854        667,400          933,387

Warrants expired                       (777,200)             -       (2,386,470)
Warrants exercised                   (2,762,175)    (7,595,174)      (1,905,160)
                                     ----------     ----------       ----------
                                     14,489,942      7,562,168        4,203,925
Warrants outstanding, ending         ==========     ==========       ==========

Warrants outstanding at July 31, 1999 expire as follows:

     Number of Warrants              Exercise Price                 Expiration Date
     -----------------------         --------------                 ---------------
                     80,000              $1.06                       November 6, 1999
                     30,000              $0.50                      December 31, 1999
                    367,400              $0.85                        January 1, 2000
                    550,824              $0.85                       February 7, 2000
                  1,030,060              $0.27                      February 17, 2000
                  1,000,000              $0.70                      February 28, 2000
                    192,254              $0.75                          April 7, 2000
                    503,387              $0.70                         April 13, 2000
                     50,000              $2.00                          June 20, 2000
                    250,000              $3.56                       October 14, 2000
                     50,000              $3.09                          March 9, 2002
                    100,000              $1.25                           July 2, 2004

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

     A summary of the status of the Company's 1997 and 1998 Stock Option Plans for the years ended July 31, 1997, 1998 and 1999 and changes during the periods are presented below:

                                                             Years Ended July 31,

                                           ----------------------------------------------------------
     1997 Stock Option Plan                         1997                            1998
                                           ----------------------------------------------------------
                                                          Weighted                       Weighed
                                                           Average                       Average
                                           Shares         Exercise        Shares        Exercise
                                                            Price                         Price
     Outstanding, beginning of year                -             -      4,483,000         $0.58
     Granted                               4,488,000         $0.58        429,000         $2.33
     Exercised                                     -             -       (245,000)        $0.58
     Forfeited                                (5,000)        $0.58        (11,667)        $1.28
     Outstanding, end of year              4,483,000         $0.58      4,655,333         $0.74
                                           =========         =====      =========         =====
     Options exercisable at end of
      year                                 1,786,332         $0.58      2,571,332         $0.58
                                           =========         =====      =========         =====
     Weighted average fair value of
      options granted during the year                        $0.45                        $1.50
                                                             =====                        =====


                                             Year Ended July 31,
                                      -------------------------------
   1997 Stock Option Plan                            1999
                                      -------------------------------
                                                          Weighted
                                                           Average
                                                          Exercise
                                            Shares          Price
   Outstanding, beginning of year         4,655,333          $0.74
   Granted                                        -              -
   Exercised                               (298,000)         $0.58
   Forfeited                               (134,666)         $0.71
   Outstanding, end of year               4,222,667          $0.75
                                          =========          =====
   Options exercisable at end of
    year                                  3,271,333          $0.60
                                          =========          =====
   Weighted average fair value of
    options granted during the year                          $0.00
                                                             =====

                                            Year Ended July 31,
                                      ------------------------------
                                                   1999
                                      ------------------------------
   1998 Stock Option Plan
                                                         Weighted
                                                          Average
                                                         Exercise
                                          Shares          Price
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

                                                          Year Ended         Year Ended          Year Ended
                                                         July 31, 1997      July 31, 1998      July 31, 1999
                                                       -----------------  -----------------  ------------------
          Net Loss to common stockholders
          -------------------------------

             As reported                                    $(4,695)           $(5,094)            $(7,591)

             Pro forma                                      $(5,235)           $(5,936)            $(7,312)

          Basic and Diluted Loss per share
          --------------------------------

             As reported                                    $ (0.18)           $ (0.12)            $ (0.16)

             Pro forma                                      $ (0.20)           $ (0.14)            $ (0.15)

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

                                                         Year Ended July 31,
                                                         -------------------
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

                                                    As of and for the years ending
                                      ------------------------------------------------------
                                             July 31,           July 31,          July 31,
                                                1997              1998              1999
U.S. Telco
--------------------------------------------------------------------------------------------
External revenues                           $ 13,714,251      $ 26,695,690      $ 25,516,665
Intercompany revenues                       $    330,362      $  1,300,000      $    800,012
                                            ------------      ------------      ------------
Total revenues                              $ 14,044,613      $ 27,995,690      $ 26,316,677
                                            ============      ============      ============

Earnings before interest, taxes,
 depreciation and amortization (EBITDA)
                                             ($3,131,841)         ($16,807)      ($1,485,045)

Operating loss                               ($3,603,447)      ($1,294,037)      ($3,342,035)

Net loss                                     ($3,806,889)      ($1,819,986)      ($3,866,051)

Total assets                                $  6,450,033      $ 10,049,021      $  9,606,263

Mexico Telco
--------------------------------------------------------------------------------------------
External revenues                           $  1,949,755      $  6,298,620      $  6,359,238
Intercompany revenues                       $  1,359,891      $  5,136,541      $  5,052,890
                                            ------------      ------------      ------------
Total revenues                              $  3,309,646      $ 11,435,161      $ 11,412,128
                                            ============      ============      ============

EBITDA                                         ($183,002)      ($1,434,261)      ($1,071,502)

Operating loss                                 ($273,740)      ($1,927,928)      ($2,253,037)

Net loss                                       ($364,402)      ($2,564,103)      ($2,691,450)

Total assets                                $  9,097,780      $ 17,228,025      $ 13,236,868

Internet  e-commerce
--------------------------------------------------------------------------------------------
External revenues                           $    564,381      $  1,525,517      $  2,642,376
Intercompany revenues                                  -            25,000                 -
                                            ------------      ------------      ------------
Total revenues                              $    564,381      $  1,550,517      $  2,642,376
                                            ============      ============      ============

EBITDA                                      $     39,197      $    215,051      $  1,052,015

Operating income                            $     36,483      $    188,658      $    873,832

Net income                                  $     38,282      $    197,698      $    854,068

Total assets                                $    266,955      $    537,289      $  1,222,238

Other
---------------------------------------------------------------------------------------------
External revenues                                      -                 -                 -
Intercompany revenues                        ($1,690,253)      ($6,461,541)      ($5,852,902)
                                            ------------      ------------      ------------
Total revenues                               ($1,690,253)      ($6,461,541)      ($5,852,902)
                                            ============      ============      ============

EBITDA                                        ($ 335,325)        ($408,783)        ($287,110)

Operating loss                                 ($361,013)        ($433,683)        ($318,274)

Net loss                                       ($562,119)        ($907,570)      ($1,887,651)

Total assets                                $      5,940       ($3,563,743)     $     88,924

Total
---------------------------------------------------------------------------------------------
External revenues                           $ 16,228,387      $ 34,519,827      $ 34,518,279
Intercompany revenues                                  -                 -                 -
                                            ------------      ------------      ------------
Total revenues                              $ 16,228,387      $ 34,519,827      $ 34,518,279
                                            ============      ============      ============

EBITDA                                      ($3,610,971)      ($1,644,800)       ($1,791,642)

Depreciation, Depletion and                  ($590,746)       ($1,822,190)       ($3,247,872)
 Amortization

Operating loss                              ($4,201,717)      ($3,466,990)       ($5,039,514)

Net loss                                    ($4,695,128)      ($5,093,961)       ($7,591,084)

Total assets                                $15,820,708       $24,250,592        $24,154,293


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

     The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows as of July 31, 1998 and 1999:


                                            July 31, 1998   July 31,1999

        Net operating loss carryforward       $ 2,919,000    $ 3,174,000

        Other tax differences, net                628,000        839,000

        Valuation allowance                    (3,547,000)    (4,013,000)
                                              -----------    -----------

        Total deferred income tax assets      $         -    $         -
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


     16.  LEGAL PROCEEDINGS

     On January 29, 1999, one of the Company's customers, Twister Communications, Inc. filed a Demand for Arbitration seeking damages for breach of contract before the American Arbitration Association. The customer claims that the Company wrongfully terminated an International Carrier Services Agreement executed by the parties in June 1998 under which the Company provided wholesale carrier services from June 1998 to January 1999. The customer's claims for damages represent amounts that it claims it had to pay in order to replace the service provided by the Company. The Company disputes that it terminated the contract wrongfully and asserts that the customer breached the agreement by failing to pay for services rendered and by intentionally making false representation regarding its traffic patterns and on March 3, 1999 filed a Demand for Arbitration seeking damages for breach of contract in an amount equal to the amounts due to the Company for services rendered plus interest, plus additional damages for fraud. An arbitration panel was selected and the parties are now completing written discovery.

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

     On June 16, 1999, the Company's subsidiary, ATSI Texas initiated a lawsuit in District Court, Bexar County, Texas against PrimeTEC International, Inc., Mike Moehle and Vartec Telecom, Inc. claiming misrepresentation and breach of conduct. Under an agreement the Company signed in late 1998, PrimeTEC was to provide quality fiber optic capacity in January 1999. Mike Moehle is PrimeTEC's former president who negotiated the fiber lease and Vartec is PrimeTEC's parent. The delivery of the route in early 1999 was a significant component of the Company's operational and sales goal for the year and the failure of its vendor to provide the capacity led to the Company negotiating an alternative agreement with Bestel, S.A. de C.V. at a higher cost. While the total economic impact is still being assessed, the Company believes lost revenues and incremental costs are in excess of $15 million. While the Company's contract contains certain limitations regarding the type and amounts of damages that can be pursued, the Company has authorized its attorneys to pursue all relief to which it is entitled under law. As such, the Company can not reasonably estimate the ultimate outcome of neither this lawsuit nor the additional costs that may be incurred in the pursuit of its case.

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

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements
     Index to Financial Statements appears on Page 40.

(b)  Reports on Form 8-K
     None.

(c)  Exhibits

3.1 Amended and Restated Certificate of Incorporation of American TeleSource International, Inc., a Delaware corporation (Exhibit 3.3 to Amendment No. 2 to Registration Statement on Form 10 (No. 333-05557) of ATSI filed on September 11, 1997)

3.2 Amended and Restated Bylaws of American TeleSource International, Inc. (Exhibit to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

4.1 Certificate of Designation, Preferences and Rights of 10% Series A Cumulative Convertible Preferred Stock (Exhibit 10.43 to Annual Report on Form 10-K for year ending July 31, 1999 filed on October 26, 1999)

4.2 Certificate of Designation, Preferences and Rights of 6% Series B Cumulative Convertible Preferred Stock (Exhibit 10.34 to Registration Statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.3 Certificate of Designation, Preferences and Rights of 6% Series C Cumulative Convertible Preferred Stock (Exhibit 10.40 to Registration Statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.4 Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999 (Exhibit 10.33 to Registration Statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.5 Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated July 2, 1999 (Exhibit 10.35 to Registration Statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.6 Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999 (Exhibit 10.36 to Registration Statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.7 Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999 (Exhibit 10.39 to Registration Statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.8 Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated September 24, 1999 (Exhibit 10.41 to Registration Statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.9 Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999 (Exhibit 10.42 to Registration Statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.10 Amended and Restated 1997 Option Plan (Exhibit 10.30 to Registration Statement on Form S-4 (No. 333-47511) filed March 6, 1998)

4.11 Form of 1997 Option Plan Agreement (Exhibit 10.7 to Registration Statement on Form 10 (No. 000-23007) filed August 22, 1997)

4.12 American TeleSource International, Inc. 1998 Stock Option Plan (Exhibit 4.7 to Registration Statement on Form S-8 filed January 11, 2000)

10.1 Agreement with SATMEX (Agreement #095-1) (Exhibit 10.31 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007))

10.2 Agreement with SATMEX (Agreement #094-1) (Exhibit 10.32 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007))

10.3 Amendment to Agreement #094-1 with SATMEX (Exhibit to this Amended Annual Report on Form 10-K for year ended July31, 1999 filed April 13, 2000) Confidential treatment requested for portions of this document

10.4 Amendment to Agreement #095-1 with SATMEX (Exhibit to this Amended Annual Report on Form 10-K for year ended July31, 1999 filed April 13, 2000) Confidential treatment requested for portions of this document

10.5 Bestel Fiber Lease (Exhibit to this Amended Annual Report on Form 10-K for year ended July31, 1999 filed April 13, 2000)

10.6 Amendment to Private Line Agreement with Bestel, S.A. de C.V. (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

10.7 Lease Finance Agreements between IBM de Mexico and ATSI-Mexico (Exhibit
     10.21 to Amendment No. 1 to Registration Statement on Form 10 (No. 023007) filed September 11, 1997)

10.8 Telecommunications Services Agreement with Best Marketing and Natta Marketing (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

10.9 Master Lease Agreement with NTFC (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

10.10 BancBoston Master Lease Agreement (Exhibit to this Amended Annual Report on Form 10-K for year ended July31, 1999 filed April 13, 2000)

10.11 Employment Agreement with Arthur L. Smith dated - February 28, 1997(Exhibit 10.16 to Registration Statement on Form 10 (No. 333-05557) filed August 22, 1997)

10.12 Employment Agreement with Arthur L. Smith dated September 24, 1998 (Exhibit to this Amended Annual Report on Form 10-K filed April 13, 2000)

10.13 Employment Agreement with Craig K. Clement dated February 28, 1997 (Exhibit 10.18 to Registration Statement on Form 10 (No. 333-05557) filed August 22, 1997)

10.14 Employment Agreement with Craig K. Clement dated January 1, 2000 (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

10.15 Employment Agreement with Sandra Poole-Christal dated January 1, 1998 (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

10.16 Employment Agreement with Charles R. Poole dated February 28, 1997 (Exhibit 10.20 to Registration Statement on Form 10 (No. 333-05557) filed August 22, 1997)

10.17 Employment Agreement with Charles R. Poole dated September 24, 1998 (Exhibit to this Amended Annual Report on Form 10-K filed April 13, 2000)

10.18 Employment Agreement with H. Douglas Saathoff dated February 28, 1997(Exhibit 10.17 to Registration Statement on Form 10 (No. 333-05557) filed August 22, 1997)

10.19 Employment Agreement with H. Douglas Saathoff dated January 1, 2000 (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

10.20 Office Space Lease Agreement (Exhibit 10.14 to Registration Statement on Form S-4 (No. 333-05557) filed June 7, 1996)

10.21 Amendment to Office Space Lease Agreement (Exhibit 10.14 to Registration Statement on Form S-4 (No. 333-05557) filed June 7, 1996)

10.22 Office Space Lease Agreement for GlobalSCAPE (Exhibit 10.29 to Registration Statement on Form S-4 (No. 333-47511) filed on March 6,
       1998)

10.23 Commercial Lease with ACLP University Park SA, L.P. (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

10.24 Amendment to Commercial Lease with ACLP University Park SA, L.P. (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

10.25 Commercial Lease between GlobalSCAPE, Inc. and ACLP University Park SA, L.P (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

10.26 Amendment to Commercial Lease between GlobalSCAPE, Inc. and ACLP University Park SA, L.P (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

10.27 Compensation Agreement between ATSI-Texas and James McCourt relating to Guarantee of Equipment Line of Credit by James McCourt (Exhibit 10.3 to Registration Statement on Form 10 (No. 000-23007) filed on August 22,
       1997)

10.28 Consulting Agreement with KAWA Consultores, S.A. de C.V. (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

11 Statement of Computation of Per Share Earnings (Exhibit 11 to Annual Report on Form 10-K for year ended July 31, 1999 filed October 26, 1999)

22 Subsidiaries of ATSI (Exhibit 22 to Annual Report on Form 10-K for year ended July 31, 1999 filed October 26, 1999)

23 Consent of Arthur Andersen LLP) (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

27 Financial Data Schedule (Exhibit 27 to Annual Report on Form 10-K for year ended July 31, 1999 filed October 26, 1999)

99.1 ATSI Shareholder Newsletter (Exhibit 99.1 to Annual Report on Form 10-K for year ended July 31, 1999(File No. 000-23007) filed October 26, 1999)

99.2 FCC Radio Station Authorization - C Band (Exhibit 10.10 to Registration Statement on Form S-4 (No. 333-05557) filed June 7, 1996)

99.3 FCC Radio Station Authorization - Ku Band (Exhibit 10.11 to Registration Statement on Form 10 (No. 333-05557) filed June 7, 1996)

99.4 Section 214 Certification from FCC (Exhibit 10.12 to Registration Statement on Form 10 (No. 333-05557) filed June 7, 1996)

99.5 Comercializadora License (Payphone License) issued to ATSI-Mexico (Exhibit 10.24 to Registration Statement on Form 10 (No. 000-23007) filed August 22, 1997)

99.6 Network Resale License issued to ATSI-Mexico (Exhibit 10.25 to Registration Statement on Form 10 (No. 000-23007) filed August 22, 1997)

99.7 Shared Teleport License issued to Sinfra (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

99.8 Packet Switching Network License issued to SINFRA (Exhibit 10.26 to Registration Statement on Form 10 (No. 000-23007) filed August 22, 1997)

99.9 Value-Added Service License issued to SINFRA(Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13,
       2000)

99.10 Potential Dilution Chart (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

99.11 Preferred Stock Features (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, in San Antonio, Texas on April 13, 2000.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.


                         By:  /s/ Arthur L. Smith
                              -------------------
                              Arthur L. Smith
                              Chief Executive Officer


                         By:  /s/ H. Douglas Saathoff
                              -------------------------
                              H. Douglas Saathoff
                              Senior Vice President, Chief Financial Officer and Corporate Secretary


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on April 13, 2000.

          Signature                              Title
          ---------                              -----

     /s/ ARTHUR L. SMITH               Chairman of the Board, Chief
     -------------------
                                       Executive Officer, Director

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

     /s/ CARLOS K. KAUACHI                         Director
     ---------------------

     /s/ MURRAY R. NYE                             Director
     -----------------

     /s/ TOMAS REVESZ                              Director
     ----------------

     /s/ ROBERT B. WERNER                          Director
     --------------------

                             Exhibit List for 10-K

3.1 Amended and Restated Certificate of Incorporation of American TeleSource International, Inc., a Delaware corporation (Exhibit 3.3 to Amendment No. 2 to Registration Statement on Form 10 (No. 333-05557) of ATSI filed on September 11, 1997)

3.2 Amended and Restated Bylaws of American TeleSource International, Inc. (Exhibit to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11, 2000)

4.1 Certificate of Designation, Preferences and Rights of 10% Series A Cumulative Convertible Preferred Stock (Exhibit 10.43 to Annual Report on Form 10-K for year ending July 31, 1999 filed on October 26, 1999)

4.2 Certificate of Designation, Preferences and Rights of 6% Series B Cumulative Convertible Preferred Stock (Exhibit 10.34 to Registration Statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.3 Certificate of Designation, Preferences and Rights of 6% Series C Cumulative Convertible Preferred Stock (Exhibit 10.40 to Registration Statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.4 Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999 (Exhibit 10.33 to Registration Statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.5 Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated July 2, 1999 (Exhibit 10.35 to Registration Statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.6 Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999 (Exhibit 10.36 to Registration Statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.7 Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999 (Exhibit 10.39 to Registration Statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.8 Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated September 24, 1999 (Exhibit 10.41 to Registration Statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.9 Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999 (Exhibit 10.42 to Registration Statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.10 Amended and Restated 1997 Option Plan (Exhibit 10.30 to Registration Statement on Form S-4 (No. 333-47511) filed March 6, 1998)

4.11 Form of 1997 Option Plan Agreement (Exhibit 10.7 to Registration Statement on Form 10 (No. 000-23007) filed August 22, 1997)

4.12    American TeleSource International, Inc. 1998 Stock Option Plan (Exhibit
        4.7 to Registration Statement on Form S-8 filed January 11, 2000)

10.1 Agreement with SATMEX (Agreement #095-1) (Exhibit 10.31 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007))

10.2 Agreement with SATMEX (Agreement #094-1) (Exhibit 10.32 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007))

10.3 Amendment to Agreement #094-1 with SATMEX (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11,
        2000)

10.4 Amendment to Agreement #095-1 with SATMEX (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11,
        2000)

10.5 Bestel Fiber Lease (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11, 2000)

10.6 Amendment to Private Line Agreement with Bestel, S.A. de C.V. (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11, 2000)

10.7    Lease Finance Agreements between IBM de Mexico and ATSI-Mexico (Exhibit
        10.21 to Amendment No. 1 to Registration Statement on Form 10 (No. 023007) filed September 11, 1997)

10.10 BancBoston Master Lease Agreement (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11, 2000)

10.11 Employment Agreement with Arthur L. Smith dated - February 28, 1997 (Exhibit 10.16 to Registration Statement on Form 10 (No. 333-05557) filed August 22, 1997)

10.12 Employment Agreement with Arthur L. Smith dated September 24, 1998 (Exhibit to this Amended Annual Report on Form 10-K filed April 11,
        2000)

10.13 Employment Agreement with Craig K. Clement dated February 28, 1997 (Exhibit 10.18 to Registration Statement on Form 10 (No. 333-05557) filed August 22, 1997)

     10.14 Employment Agreement with Craig K. Clement dated January 1, 2000 (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11, 2000)


     10.15 Employment Agreement with Sandra Poole-Christal dated January 1, 1998 (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11, 2000)

     10.16 Employment Agreement with Charles R. Poole dated February 28, 1997 (Exhibit 10.20 Registration Statement on Form 10 (No. 333-05557) filed August 22, 1997)

     10.17 Employment Agreement with Charles R. Poole dated September 24, 1998 (Exhibit to this Amended Annual Report on Form 10-K filed April 11, 2000)

     10.18 Employment Agreement with H. Douglas Saathoff dated February 28, 1997 (Exhibit 10.17 to Registration Statement on Form 10
               (No. 333-05557) filed August 22, 1997)

     10.19 Employment Agreement with H. Douglas Saathoff dated January 1, 2000 (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11, 2000)

     10.20 Office Space Lease Agreement (Exhibit 10.14 to Registration Statement on Form S-4 (No. 333-05557) filed June 7, 1996)

     10.21 Amendment to Office Space Lease Agreement (Exhibit 10.14 to Registration Statement on Form S-4 (No. 333-05557) filed June 7,
               1996)

     10.22 Office Space Lease Agreement for GlobalSCAPE (Exhibit 10.29 to Registration Statement on Form S-4 (No. 333-47511) filed on March 6, 1998)

     10.23 New Office Space Lease Agreement for American TeleSource International, Inc. (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11, 2000)


     10.24 Amendment to New Office Space Lease Agreement for American TeleSource International, Inc. (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed
               April 11, 2000)

     10.25 New Office Space Lease Agreement for GlobalSCAPE, Inc. (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11, 2000)

     10.26 Amendment to New Office Space Lease Agreement for GlobalSCAPE, Inc. (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11, 2000)

     10.26 Compensation Agreement between ATSI-Texas and James McCourt relating to Guarantee of Equipment Line of Credit by James McCourt (Exhibit 10.3 to Registration Statement on Form 10 (No. 000-23007) filed on August 22, 1997)

     10.28 Consulting Agreement with KAWA Consultores, S.A. de C.V. (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11, 2000)

     11 Statement of Computation of Per Share Earnings (Exhibit 11 to Annual Report on Form 10-K for year ended July 31, 1999 filed October 26, 1999)

     22 Subsidiaries of ATSI (Exhibit 22 to Annual Report on Form 10-K for year ended July 31, 1999 filed October 26, 1999)

     23 Consent of Arthur Andersen LLP (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11,
               2000)

     27 Financial Data Schedule (Exhibit 27 to Annual Report on Form 10-K for year ended July 31, 1999 filed October 26, 1999)

     99.1 ATSI Shareholder Newsletter (Exhibit 99.1 to Annual Report on Form 10-K for year ended July 31, 1999 (File No. 000-23007) filed October 26, 1999)

     99.2 FCC Radio Station Authorization - C Band (Exhibit 10.10 to Registration Statement on Form S-4 (No. 333-05557) filed June 7,
               1996)

     99.3 FCC Radio Station Authorization - Ku Band (Exhibit 10.11 to Registration Statement on Form 10 (No. 333-05557) filed June 7,
               1996)

     99.4 Section 214 Certification from FCC (Exhibit 10.12 to Registration Statement on Form 10 (No. 333-05557) filed June 7, 1996)

     99.5 Comercializadora License (Payphone License) issued to ATSI-Mexico (Exhibit 10.24 to Registration Statement on Form 10 (No. 000-23007) filed August 22, 1997)

     99.6 Network Resale License issued to ATSI-Mexico (Exhibit 10.25 to Registration Statement on Form 10 (No. 000-23007) filed August 22, 1997)

     99.7 Shared Teleport License issued to Sinfra (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11, 2000

99.8 Packet Switching Network License issued to SINFRA (Exhibit 10.26 to Registration Statement on Form 10 (No. 000-23007) filed August 22, 1997)

99.9 Value-Added Service License issued to SINFRA (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 11,
        2000)