Form 10-Q
period 2000-04-30
AMERICAN TELESOURCE INTERNATIONAL INC
filed 2000-06-14
CIK 1014052

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
-
ACT OF 1934
For the quarterly period ended April 30, 2000

                                       or
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes X   No
                                                --

     The number of shares outstanding of the registrant's common stock at June 12, 2000 was 66,642,415.

--------------------------------------------------------------------------------

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2000

                                     INDEX


Part I   FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.  Interim Consolidated Financial Statements (Unaudited)
     Consolidated Balance Sheets as of
      July 31, 1999 and April 30, 2000.....................................  3
     Consolidated Statements of
      Operations for the Three and Nine
      Months Ended April 30, 1999 and 2000.................................  4
     Consolidated Statements of
      Comprehensive Loss for the Three
      and Nine Months Ended April 30, 1999 and 2000........................  5
     Consolidated Statements of Cash
      Flows for the Nine Months Ended
      April 30, 1999 and 2000..............................................  6
     Notes to Consolidated Financial
      Statements...........................................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 13

Part II. OTHER INFORMATION

Item 2   Change in Securities and Use of Proceeds.......................... 23
Item 6.  Exhibits and Reports on Form 8-K ................................. 23

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)

                                                                              July 31,               April 30,
                                                                                1999                    2000
                                                                            -----------             -----------
                                                                                                    (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                    $    379               $  3,947
 Accounts receivable, net of allowance of $ 1,600
  and $1,613, respectively                                                       3,693                  4,059
 Notes receivable, current                                                           -                    169
 Inventory                                                                           -                     72
 Prepaid expenses and other assets                                                 755                    734
                                                                             ---------               --------
     Total current assets                                                        4,827                  8,981
                                                                             ---------               --------

PROPERTY AND EQUIPMENT (At cost):                                               16,669                 18,469
 Less - Accumulated depreciation and amortization                               (4,713)                (7,482)
                                                                             ---------               --------
     Net property and equipment                                                 11,956                 10,987
                                                                             ---------               --------

OTHER ASSETS, net
 Goodwill, net                                                                   5,032                  4,928
 Contracts, net                                                                    703                    199
 Trademarks, net                                                                   789                    655
 Other assets                                                                      615                    846
                                                                             ---------               --------
     Total assets                                                             $ 23,922               $ 26,596
                                                                             =========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                             $  4,004              $  4,109
 Accrued liabilities                                                             3,167                 1,900
 Current portion of notes payable                                                  961                   223
 Current portion of convertible long-term debt                                   1,942                     -
 Current portion of obligations under capital leases                             1,430                 1,434
 Deferred revenue                                                                  233                   123
                                                                             ---------               --------
         Total current liabilities                                              11,737                 7,789
                                                                             ---------               --------

  LONG-TERM LIABILITIES:
   Notes payable, less current portion                                             312                      -
   Obligations under capital leases, less current portion                        5,523                  4,652
   Other long-term liabilities                                                     213                     28
                                                                             ---------               --------
     Total long-term liabilities                                                 6,048                  4,680
                                                                             ---------               --------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized,
  Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 24,145 shares issued and outstanding at July 31, 1999,
  24,255 shares issued and outstanding at April 30, 2000                             -                      -
  Series B Cumulative Convertible Preferred Stock, 2,000 shares authorized, 2,000 shares issued and outstanding at July 31, 1999,
  no shares issued and outstanding at April 30, 2000                                 -                      -
  Series D Cumulative Convertible Preferred Stock, 3,000 shares authorized, no shares issued and outstanding at July 31, 1999,
  3,000 shares issued and outstanding at April 30, 2000                              -                      -
 Common stock, $0.001 par value, 100,000,000 shares authorized,
  48,685,287 issued and outstanding at July 31, 1999,
  66,639,081 issued and outstanding at April 30, 2000                               49                     67
 Additional paid in capital                                                     29,399                 50,211
 Accumulated deficit                                                           (21,987)               (34,169)
 Notes receivable from shareholders                                                  -                 (1,158)
 Deferred compensation                                                            (466)                  (149)
 Accumulated other comprehensive income                                           (858)                  (675)
                                                                             ---------               --------
     Total stockholders' equity                                                  6,137                 14,127

     Total liabilities and stockholders' equity                               $ 23,922               $ 26,596
                                                                             =========               ========


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                Three months ended April 30,          Nine months ended April 30,
                                                  1999              2000                1999               2000
                                                --------          ----------          ---------          ---------
OPERATING REVENUES:
  Network Services
      Carrier                                   $  1,877          $  5,362            $ 10,621          $  17,019
      Private Network                              1,430               488               3,698              1,828
  Call Services
      Integrated Prepaid                           1,399             1,590               4,023              4,511
      Postpaid                                     2,046               690               5,594              2,853
  Internet e-commerce                                679             1,387               1,856              3,440
                                                --------           -------            --------          ---------

     Total operating revenues                      7,431             9,517              25,792             29,651
                                                --------           -------            --------          ---------

OPERATING EXPENSES:
  Cost of services                                 4,142             6,723              15,467             20,353
  Selling, general and administrative              3,000             3,755               9,187             10,382
  Bad debt expense                                   240               172                 627                385
  Depreciation and amortization                      942             1,129               2,349              3,464
                                                --------           -------            --------          ---------

     Total operating expenses                      8,324            11,779              27,630             34,584
                                                --------           -------            --------          ---------

Operating loss                                      (893)           (2,262)             (1,838)            (4,933)

OTHER INCOME(EXPENSE):
  Other income (expense)                             (33)               13                 (68)                33
  Interest expense                                  (387)             (363)             (1,137)            (1,471)
                                                --------           -------            --------          ---------

     Total other income (expense)                   (420)             (350)             (1,205)            (1,438)
                                                --------           -------            --------          ---------

NET LOSS                                        $ (1,313)          $(2,612)           $ (3,043)         $  (6,371)

LESS: PREFERRED DIVIDENDS                            (31)           (3,917)                (31)            (5,811)
                                                --------           -------            --------          ---------

NET LOSS TO COMMON STOCKHOLDERS                 $ (1,344)          $(6,529)           $ (3,074)         $ (12,182)
                                                ========           =======            ========          =========

BASIC AND DILUTED LOSS PER SHARE                $  (0.03)          $ (0.11)           $  (0.07)         $   (0.23)
                                                ========           =======            ========          =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             46,844            61,780              46,259             53,448
                                                ========           =======            ========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (In thousands)


                                                             For the three months ended            For the nine months ended
                                                             --------------------------            -------------------------
                                                                       April 30,                            April 30,
                                                             --------------------------            --------------------------
                                                               1999               2000               1999              2000
                                                             -------            -------            -------           --------

Net loss to common stockholders                              $(1,344)           $(6,529)           $(3,074)          $(12,182)

     Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                    (88)               165                (31)               183
                                                             -------            -------            -------           --------

Comprehensive loss to common stockholders                    $(1,432)           $(6,364)           $(3,105)          $(11,999)
                                                             =======            =======            =======           ========

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)



                                                                                           Nine months ended April 30,
                                                                                            1999                 2000
                                                                                         -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  $(3,043)            $(6,371)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                                            2,349               3,464
     Amortization of debt discount                                                              254                 353
     Deferred compensation                                                                      395                 317
     Provision for losses on accounts receivable                                                627                 385
     Changes in operating assets and liabilities
       Increase in accounts                                                                  (1,074)               (758)
        receivable
       Increase in other assets-current and                                                    (815)               (263)
        long-term
       Decrease in accounts payable                                                            (688)               (818)
       Increase (Decrease) in accrued liabilities                                               747                 (29)
       Decrease in deferred revenue                                                             (42)               (110)
                                                                                            -------             -------
Net cash used in operating activities                                                        (1,290)             (3,830)
                                                                                            -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                          (866)             (1,206)
  Net cash paid in acquisitions                                                                (171)                  -
                                                                                            -------             -------
Net cash used in investing activities                                                        (1,037)             (1,206)
                                                                                            -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                                               489                 237
   Net decrease in short-term borrowings                                                       (306)               (306)
   Increase (decrease) from advanced funding arrangements                                       332                 (40)
   Payments on debt                                                                            (385)               (723)
   Capital lease payments                                                                      (774)             (1,021)
   Proceeds from issuance of preferred stock, net
    of issuance costs                                                                         1,133               5,683
   Proceeds from issuance of common stock, net
    of issuance costs                                                                           963               4,774
                                                                                            -------             -------
Net cash provided by financing activities                                                     1,452               8,604
                                                                                            -------             -------

Net (decrease) increase in cash                                                                (875)              3,568

Cash, beginning of period                                                                     1,091                 379
                                                                                            -------             -------

Cash, end of period                                                                         $   216             $ 3,947
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


     1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the accounts of ATSI-Delaware, ATSI-Canada, ATSI-Texas, ATSI-Mexico, ATSI de CentroAmerica, Computel, Telespan, Sinfra and GlobalSCAPE have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI, Inc. and its subsidiaries ("ATSI" or "the Company") as of July 31, 1999 and April 30, 2000, the results of their operations for the three and nine months ended April 30, 1999 and 2000 and cash flows for the nine months ended April 30, 1999 and 2000. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 1999 included in the Company's annual report as amended on Form 10-K/A filed with the SEC on April 14, 2000. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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


     2.  FUTURE OPERATIONS

     The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. As of April 30, 2000, the Company had positive working capital of approximately $1.2 million. For the period from December 17, 1993 to April 30, 2000, the Company has incurred cumulative net losses of approximately $34.2 million. Although the Company has capital resources available to it, these resources are limited and may not be available to support its ongoing operations until such time as the Company is able to maintain positive cash flow from operations. There is no assurance the Company will be able to achieve future revenue levels sufficient to support operations or recover its investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders and customers, its ability to obtain capital resources to support operations and its ability to successfully market its services.

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


     3. CAPITAL LEASES

     As of July 31, 1999, the Company entered into a capital lease transaction with NTFC Capital Corporation, ("NTFC") to finance the purchase of a DMS 250/3000 International gateway switch from Northern Telecom, Inc. and additional equipment totaling approximately $2.0 million over a five and a half-year period with payments delayed for six months. The lease facility requires that the Company meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, earnings before interest, taxes and depreciation and amortization (EBITDA) results and debt to equity ratios. As of April 30, 2000, the Company was in default of quarterly financial covenants related to revenues, gross margins and EBITDA. The Company has received a waiver from NTFC stating that it waived the Company's compliance requirements as of April 30, 2000. However, based upon the Company's results before and after the period ended April 30, 2000, the Company will most likely be in default of these same covenants at the end of its next fiscal quarter and year end, July 31, 2000. As such, the Company has requested that NTFC review the Company's current business plan, including expected results and capital requirements, in order to re-set the financial covenants applicable to its capital lease obligation and prevent events of default from occurring on a quarterly basis going forward. Based on discussions with NTFC, management believes it is probable that NTFC will re-set the financial covenants such that the Company will be in compliance as of July 31, 2000. NTFC is in the process of reviewing this information, and the Company anticipates receiving the results of this review prior to July 31, 2000. As such, the Company has classified its obligation to NTFC as long-term. However, should the Company not receive revised financial covenants from NTFC, it is likely that the Company will be required to classify its entire obligation to NTFC as current as of July 31, 2000.


     4.  PREFERRED STOCK

     In February 2000, the Company issued 1,000 shares of Series A Preferred Stock for cash proceeds of approximately $1.0 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

     The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) days preceding the Date of Closing (the "Initial Conversion Price"). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. As this conversion feature is considered a " beneficial conversion feature" to the holder, the Company allocated all of the proceeds to additional paid-in capital as a discount to be amortized over the lesser of one year or upon exercise of the conversion feature. The Series A Preferred Stock is callable and redeemable by the Company at 100% of its face value, plus any accumulated, unpaid dividends at the Company's option any time after the Common Stock of the Company has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as the Company does not call the Preferred Stock prior to the first anniversary date of the Date of Closing. The terms of the Company's Series A Preferred Stock restrict the Company from declaring and paying dividends on its common stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock.

     In February 2000, the Company also issued 3,000 shares of Series D Preferred Stock for cash proceeds of approximately $3.0 million. The Series D Preferred Stock accrues cumulative dividends at the rate of 6% per annum.

     The Series D Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 83% of the five lowest closing bid prices on the ten days preceding conversion. As this conversion feature is considered a " beneficial conversion feature" to the holder, the Company allocated all of the proceeds to additional paid-in capital as a discount to be amortized over the lesser of the period most beneficial to the holder or upon exercise of the conversion feature. The discount was amortized in its entirety during the quarter ended April 30, 2000. The terms of the Company's Series D Preferred Stock restrict the Company from declaring and paying dividends on its common stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock.

     During the quarter, the holders of the Company's Series A Preferred Stock first and second closings elected to convert 2,414 shares into Common Stock of the Company. This conversion resulted in the issuance of 3,287,478 shares of the Company's Common Stock during the quarter. Accumulated dividends approximating $241,000 associated with the Series A Preferred Stock mentioned above converted to 328,753 shares of the Company's Common Stock. In addition, the holder of the Company's Series C Preferred Stock elected to convert 500 shares into Common Stock of the Company. This conversion resulted in the issuance of 484,872 shares of the Company's Common Stock during the quarter. Accumulated dividends of approximately $8,000 associated with the Series C Preferred Stock mentioned above converted to 7,436 shares of the Company's Common Stock.


     5. SEGMENT REPORTING

     In an attempt to identify its reportable operating segments, the Company considered a number of factors or criteria. These criteria included segmenting based upon geographic boundaries only, segmenting based on the products and services provided, segmenting based on legal entity and segmenting by business focus. Based on these criteria or factors, the Company has determined that it has three reportable operating segments: (1) U.S. Telco; (2) Mexico Telco; and
(3) Internet e-commerce. Clearly, the Company's Internet e-commerce subsidiary, GlobalSCAPE, Inc. and its operations can be differentiated from the telecommunication focus of the rest of the Company. Additionally, the Company believes that its U.S. and Mexican subsidiaries should be separate segments in spite of the fact that many of the products are borderless. Both, the U.S. Telco and Mexico Telco segments include revenues generated from Integrated Prepaid, Postpaid, and Private Network Services. The Company's Carrier Services revenues, generated as a part of its U.S. Telco segment, are the only revenues not
currently generated by both the U.S. Telco and Mexico Telco segments.      The
Company has included the operations of ATSI-Canada, ATSI-Delaware and all businesses falling below the reporting threshold in the "Other" segment. The "Other" segment also includes intercompany eliminations.

                                                         For the three months ended            For the nine months ended
                                                      April 30, 1999     April 30, 2000     April 30, 1999     April 30, 2000
U.S. Telco
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                       $  5,044,718       $  6,278,920       $ 19,270,984      $  20,921,925
Intercompany revenues                                   $    456,663       $    243,210       $    456,663      $     843,074
                                                        ------------       ------------       ------------      -------------
        Total revenues                                  $  5,501,381       $  6,522,130       $ 19,727,647      $  21,764,999
                                                        ============       ============       ============      =============

Earnings before interest, taxes, depreciation and
 amortization (EBITDA)                                  $   (240,204)      $ (1,613,292)      $    740,055      $  (2,374,649)


Operating loss                                          $   (707,537)      $ (2,143,688)      $   (624,708)     $  (3,748,425)

Net loss                                                $ (1,384,639)      $ (2,470,456)      $ (1,402,257)     $  (4,499,360)

Total assets                                            $ 12,796,280       $ 12,588,829       $ 12,796,280      $  12,588,829

Mexico Telco
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                       $  1,707,355       $  1,851,603       $  4,665,387      $   5,289,170
Intercompany revenues                                   $  1,896,427       $    925,030       $  3,906,073      $   2,918,198
                                                        ------------       ------------       ------------      -------------
        Total revenues                                  $  3,603,782       $  2,776,633       $  8,571,460      $   8,207,368
                                                        ============       ============       ============      =============

EBITDA                                                  $    230,592       $    (40,194)      $   (744,446)     $    (539,934)

Operating loss                                          $   (170,076)      $   (543,150)      $ (1,592,676)     $  (2,375,351)

Net loss                                                $   (263,056)      $   (717,894)      $ (1,942,936)     $  (2,979,484)

Total assets                                            $ 14,332,122       $ 11,226,584       $ 14,332,122      $  11,226,584

Internet  e-commerce
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                       $    679,172       $  1,386,756       $  1,856,048      $   3,440,380
Intercompany revenues                                              -                  -                  -                  -
                                                        ------------       ------------       ------------      -------------
        Total revenues                                  $    679,172       $  1,386,756       $  1,856,048      $   3,440,380
                                                        ============       ============       ============      =============

EBITDA                                                  $    264,675       $    549,533       $    724,338      $   1,573,038

Operating income                                        $    202,241       $    455,034       $    611,939      $   1,333,684

Net income                                              $    205,589       $    444,358       $    624,747      $   1,320,670

Total assets                                            $  1,266,299       $  2,467,180       $  1,266,299      $   2,467,180

Other
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                                  -                  -                  -                  -
Intercompany revenues                                   $ (2,353,090)      $ (1,168,240)      $ (4,362,736)     $  (3,761,272)
                                                        ------------       ------------       ------------      -------------

[CAPTION]

        Total revenues                                  $ (2,353,090)      $ (1,168,240)      $ (4,362,736)     $  (3,761,272)
                                                        ============       ============       ============      =============

EBITDA                                                  $   (206,145)      $    (29,088)      $   (208,645)     $    (127,287)

Operating loss                                          $   (217,799)      $    (30,402)      $   (232,749)     $    (142,715)

Net income (loss)                                       $     98,239       $ (3,784,935)      $   (353,872)     $  (6,023,423)

Total assets                                            $ (1,526,827)      $  1,471,339       $ (1,526,827)     $   1,471,339

Total
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                       $  7,431,245       $  9,517,279       $ 25,792,419      $  29,651,475
Intercompany revenues                                              -                  -                  -                  -
                                                        ------------       ------------       ------------      -------------
        Total revenues                                  $  7,431,245       $  9,517,279       $ 25,792,419      $  29,651,475
                                                        ============       ============       ============      =============

EBITDA                                                  $     48,918       $ (1,133,041)      $    511,302      $  (1,468,832)

Depreciation, Depletion and Amortization                $   (942,089)      $ (1,129,165)      $ (2,349,496)     $  (3,463,975)

Operating loss                                          $   (893,171)      $ (2,262,206)      $ (1,838,194)     $  (4,932,807)

Net loss                                                $ (1,343,867)      $ (6,528,927)      $ (3,074,318)     $ (12,181,597)

Total assets                                            $ 26,867,874       $ 27,753,932       $ 26,867,874      $  27,753,932


     8. LEGAL PROCEEDINGS

     On February 11, 2000, the Company filed a Petition and Application for TRO and Temporary Injunctive Relief in district court in Bexar County, Texas (Cause Number 2000CI02032) against the former manager of its Costa Rican operations, Alejandro Filloy, a former private network customer, Simple Communications Technologies, Inc. and two other defendants, Gammacom Communicaciones, S.A. and American Teleport Services, Inc. The Company alleges that Alejandro Filloy and Simple Communications used ATSI's assets to establish a competing business under the names Gammacom (a Costa Rican corporation) and American Teleport Services (a Florida corporation). The Company has asserted claims for conversion, fraud, and tortious interference with contractual relations and conspiracy. The Company has also asked for payment of unpaid amounts due from Simple Communications Technologies, Inc. under its agreement for private network services. This action was moved to federal court on March 6, 2000 and is now pending in the U.S. District Court for the Western District of San Antonio, Civil Action No. SA 00CA-302-OG.

     In addition, the Company has filed a petition for payment against another private network customer, International Telecommunications Systems, Inc. ("ITS"), in the district court in Bexar County, Texas (Cause Number 2000CIO5482). The petition demands payment of charges for services used and for charges which continue to accrue under the terms of the three-year agreement between the Company and ITS. ITS has asserted that it did not have a binding written contract and does not owe the Company for any service not used.

     The Company has outstanding receivables related to these private network customers for both services used and services which continue to accrue under the terms of the respective agreements. While the Company can not estimate the possible loss, if any, related to these receivables, there can be no assurance that the resolutions of both of these disputes would not have a material effect on the Company's results of operations. As such, the Company has established a reserve for the amounts related to services, which continue to accrue under the agreements.

          On January 29, 1999 and March 3, 1999, respectively, one of the Company's customer Twister Communications, Inc. and the Company filed Demands for Arbitration seeking damages for breach of contract before the American Arbitration Association. An arbitration panel was selected and the companies began the process of completing written discovery. On May 23, 2000, Twister Communications, Inc. was placed in involuntary Chapter 7 bankruptcy by three of its other creditors (U.S. Bankruptcy Court for the Southern District of Texas, Houston Division, Case No. 00-34799-H1-7). The bankruptcy trustee's initial report to the court indicates that Twister does not possess sufficient assets to pay any meaningful portion of its debt.

          In light of the recent events, the Company believes it is unlikely that it will be able to recover any portion of its debt and will write off the approximate $846,000 receivable from its customer. Because the Company had previously allowed for this receivable in its entirety, the write-off will have no impact on the earnings of the Company but will reduce both the Company's Accounts Receivable and its Allowance for Doubtful Accounts.


     9. RELATED PARTY TRANSACTIONS

     In February 2000, the Company's Board of Directors approved a plan to lend approximately $1.4 million, at a market interest rate, in the aggregate to certain key executive officers to allow them to exercise approximately 2,250,000 of their vested options. The executive officers who borrowed under the plan must adhere to the following conditions: 1) they must contribute 10% in cash of the amount borrowed; 2) the stock obtained with the exercises must be escrowed under a twelve month standstill agreement or until such time as the note is paid; and
3) any derivative equity obtained from the stock's ownership must be escrowed for a six-month period. As of April 30, 2000, the Company had lent approximately $1.2 million to key executive officers allowing them to exercise vested options. The Company recognized the transaction by recording a note receivable for each executive officer.


     10. SUBSEQUENT EVENTS

     On June 8, 2000 the Company announced that it had signed a definitive agreement to acquire a Mexican company which holds a long distance concession license in that country. The terms of the agreement call for the Company and its Mexican affiliates to purchase 100% of the stock of Grupo Intelcom de Mexico, S.A. de C.V. from Alfonso Torres Roqueni (a 51% stockholder) and COMSAT Mexico, S.A. de C.V. (a 49% stockholder) for a total of approximately $755,500 in cash, $500,000 in the form of a note payable and 400,000 shares of American TeleSource International, Inc. stock. Additionally, Mr. Torres will receive 100,000 warrants exercisable at $6.00 for a period of three years. As previously announced, the transfer of the long distance concession license has already been approved by Mexico's telecommunications regulator, Comision Federal de Telecomunicaciones ("Cofetel"). Final regulatory authorization from the Secretaria de Comunicaciones y Transportes ("SCT"), a process required in any telecommunications business combination in Mexico, is pending.

     On June 14, 2000 the Company announced that it had signed a definitive agreement to acquire privately-held San Diego, California-based Genesis Communications International, Inc. ("Genesis") in exchange for approximately $37.3 million in shares of ATSI common stock. Closing of the transaction is contingent on required U.S. regulatory approval and other customary conditions. In accordance with the agreement, the number of shares to be issued upon consummation of the transaction will be within a range of approximately 4.7 million to 9.6 million shares, depending upon ATSI's stock price at closing.

     Genesis is certified as an inter-exchange carrier ("IXC") in California, Colorado, New Jersey, Nevada, New Mexico, Oregon, Illinois, Florida, New York, Utah and Texas. Genesis is also certified as a local exchange carrier ("CLEC") in California, Arizona, Nevada, New Mexico, New Jersey, Oregon, Florida, New York and Texas.

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

     In June 2000, the Company announced that it had signed a definitive agreements to purchase Grupo Intelcom, S.A. de C.V., a Mexican entity which holds a 30-year long distance concession in that country. Upon consummation of the transaction, the Company intends to extend its network in Mexico beyond its backbone network, interconnecting into the local telephone infrastructure in targeted markets in Mexico. By doing so, the Company hopes to ultimately process the majority of its telecommunications traffic "on-net", reducing its direct cost of doing business.

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

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company has positive working capital of approximately $2.4 million at April 30, 2000, the Company has incurred losses since inception and has not been able to generate positive cash flows from operations on a consistent basis. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, the Company expects improved results of operations and liquidity during the next twelve months.

Results of Operations

     The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the three and nine-month periods ended April 30, 1999 and 2000.

                                        Three months ended April 30,                 Nine months ended April 30,
                                  -----------------------------------------  --------------------------------------------
                                        1999                   2000                   1999                    2000
                                      --------               --------               ---------               ---------
                                                                       (unaudited)
                                     $          %           $          %           $          %           $          %
                                  --------     ---       --------     ---       --------     ---      ---------     ---
Operating revenues:
-------------------
  Network Services
     Carrier                      $  1,877      25 %     $  5,362      56 %     $ 10,621      41 %    $  17,019      57 %
     Private Network                 1,430      19 %          488       5 %        3,698      14 %        1,828       6 %
  Call Services
     Integrated Prepaid              1,399      19 %        1,590      17 %        4,023      16 %        4,511      15 %
     Postpaid                        2,046      28 %          690       7 %        5,594      22 %        2,853      10 %
  Internet e-commerce                  679       9 %        1,387      15 %        1,856       7 %        3,440      12 %
                                  --------     ---       --------     ---       --------     ---      ---------     ---

Total operating revenues             7,431     100 %        9,517     100 %       25,792     100 %       29,651     100 %

Cost of services                     4,142      56 %        6,723      71 %       15,467      60 %       20,353      69 %
                                  --------     ---       --------     ---       --------     ---      ---------     ---

Gross margin                         3,289      44 %        2,794      29 %       10,325      40 %        9,298      31 %

Selling, general and
 administrative expense              3,000      40 %        3,755      39 %        9,187      36 %       10,382      35 %


Bad debt expense                       240       3 %          172       2 %          627       2 %          385       1 %

Depreciation and amortization          942      13 %        1,129      12 %        2,349       9 %        3,464      12 %
                                  --------     ---       --------     ---       --------     ---      ---------     ---

Operating loss                        (893)    (12)%       (2,262)    (24)%       (1,838)     (7)%       (4,933)    (17)%

Other, net                            (420)     (6)%         (350)     (4)%       (1,205)     (5)%       (1,438)     (5)%
                                  --------     ---       --------     ---       --------     ---      ---------     ---

Net loss                            (1,313)    (18)%       (2,612)    (28)%       (3,043)    (12)%       (6,371)    (22)%

Less: preferred dividends              (31)      0 %       (3,917)    (41)%          (31)      0 %       (5,811)    (20)%
                                  --------     ---       --------     ---       --------     ---      ---------     ---

Net loss to common stockholders   $ (1,344)    (18)%     $ (6,529)    (69)%     $ (3,074)    (12)%    $ (12,182)    (42)%
                                  ========     ===       ========     ===       ========     ===      =========     ===

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

     Operating revenues. Operating revenues increased approximately $2.1 million, or 28%, due to increases in the Company's carrier, integrated prepaid and Internet e-commerce services. This increase was offset to some extent by the decline in the Company's private network and postpaid services.

     Network management services increased approximately $2.5 million, or 77%. This growth was principally due to the additional minutes processed for third party carriers during the quarter ended April 30, 2000. The Company processed approximately 50.5 million minutes of traffic for these carriers during the quarter ended April 30, 2000, as compared to approximately 8.7 million minutes during the quarter ended April 30, 1999. In the fourth quarter ended July 31, 1999, the Company's alternate fiber route became fully operational enabling the Company to increase its volume of carrier traffic over the quarter ended April 30, 1999. Due to pricing and other market pressures, the Company's revenues per minute for carrier services declined significantly between quarters resulting in revenue increases far less than the associated volume increases. As the Company continues to shift its focus towards retail-based call services, it is likely that the growth trend in its third party carrier volumes will slow. The Company's research indicates that nearly 80% of international traffic with Mexico goes to/from six markets in the United States (Southern California, Dallas, Houston, South Texas, Chicago and New
York). It is our desire to implement a paired market strategy by introducing retail based products in these markets to complement the products to be offered in Mexico. Communication centers are expected to be the magnets for these services just as they are in Mexico. It is the Company's stated goal to grow retail revenue as opposed to wholesale carrier revenues because retail revenues are typically less volatile and produce better margins. The Company's private network revenues declined from $1.4 million to $488,000 between periods due to the loss of customers upon expiration or termination of their contracts. The Company has shifted its focus away from the provision of these private network services to public traffic in the U.S.-Mexican corridor. All of the above revenues are included in the Company's U.S. Telco results in Footnote 5 in the accompanying financial statements as external revenues with the exception of approximately $107,000 of private network revenues included in the Company's external Mexico Telco results.

     Call service revenues decreased approximately $1.2 million, or 34% between quarters. The decline was principally attributable to lower volumes of operator-assisted calls originating in Mexico and terminating in the U.S, new services such as prepaid cellular being introduced into the market by the Company's competitors, and Mexican cellular providers recently introducing the concept of "calling party pays". During the quarter ended April 30, 2000, the Company processed approximately 10,000 operator-assisted calls originating in Mexico and terminating in the U.S. as compared to approximately 45,000 calls processed in the quarter ending April 30, 1999. The Company now provides these services almost exclusively from its own communication centers and payphones, due to the added expenses associated with third party owned locations. As the Company believes this downturn in operator-assisted call volume trend may continue, it has recently begun utilizing the services of third party owned operator centers to further reduce the cost of providing these calls. The Company receives a commission from these third-party operator centers on a per-call basis, which recognizes as revenue. In the past, the Company recognized revenue on the gross value of a call when it was processed by its own inhouse operator center. As such, the amount of revenue now being recognized per call is lower than it used to be. Integrated prepaid services, calls processed in exchange for cash without utilizing the Company's operator center, increased to $1.6 million from $1.4 million for the periods ended April 30, 2000 and April 30, 1999, respectively. The calls are paid for almost exclusively in pesos, and the resulting revenues are translated to U.S. dollars in the accompanying consolidated financial statements. The average conversion rate of pesos to dollars during the quarters ended April 30, 1999 and April 30, 2000, was 9.7 and
9.4 respectively. While call volumes increased slightly between periods, the pesos generated converted to more U.S. dollars, period to period. During the quarter ended April 30, 2000, the Company generated approximately $13,000 in revenues from the sale of retail services, primarily prepaid calling cards and cellular phones. These revenues, included in the integrated prepaid services' section, were generated in the U.S. and Mexico communication centers. With the exception of approximately $4,000 of retail services generated by the U.S. communication centers, all of the integrated prepaid revenue is included in the Company's external Mexico Telco results in Footnote 5 in the accompanying financial statements. Approximately $160,000 of the Company's postpaid revenues are included in the Company's Mexico Telco results, while the approximate $530,000 of postpaid revenues remaining are included in the Company's U.S. Telco results.

     The Company's Internet e-commerce services increased approximately $708,000, or 104% between quarters. This growth was due primarily to the increased number of downloads of the Internet e-commerce's products between quarters. Downloads grew from nearly
1.4 million in the quarter ended April 1999 to nearly 3.1 million in the quarter ended April 2000. The increase in downloads has resulted in a corresponding increase in the Company's revenues as downloads serve as the primary driver of revenues in coming months as well as increasing the target audience for banner advertisements. The Company began selling banner advertisements in April 1999 and advertising revenues produced approximately 10% of overall e-commerce revenues during the quarter ended April 30, 2000.

     Cost of Services. Cost of services increased approximately $2.6 million, or 62%, between quarters and increased as a percentage of revenues from 56% to 71%, between quarters. The increase in cost of services was principally attributable to the increased volume of carrier services business handled by the Company as discussed above. The increase in cost of sales, as a percentage of revenues, was due primarily to the percentage of lower margin carrier services traffic increasing from 25% to 56% of overall corporate revenues, quarter to quarter. This resultant change in the Company's traffic mix was the primary contributor to an increase in the combined telco operations cost of services from 61% to 82% for the quarter. As long as wholesale carrier services comprise a large percentage of the Company's revenues the telco operations cost of services will be approximately 80%. As such the Company continues to focus on retail growth with an ultimate retail/wholesale mix of 70% retail and 30% wholesale. The Company can not estimate when it will be able to achieve this desired mix.

     Selling, General and Administrative (SG&A) Expense. SG&A expenses increased 25%, or approximately $755,000, between quarters. As a percentage of revenues, these expenses remained relatively constant. This increase in SG&A was primarily due to added SG&A costs at the Company's Internet e-commerce subsidiary to support the introduction of new products into the market and growth within GlobalSCAPE as it prepares to spin-off from the parent company. GlobalSCAPE's SG&A costs increased approximately $380,000 between quarters. SG&A costs associated with the Company's telco businesses increased between periods primarily due to the opening of two communication centers in the U.S., as well as costs incurred related to future openings subsequent to April 30th. Additionally, the Company incurred costs related to its American Stock Exchange listing in February 2000, including a listing fee of approximately $50,000.

     Depreciation and Amortization. Depreciation and amortization increased approximately $187,000, or 20%, between quarters and decreased slightly as a percentage of revenues from 13% to 12%. The increase was primarily related to purchases of property, plant and equipment of approximately $1.4 million during the twelve months between April 30, 1999 and April 30, 2000.

     Operating Loss. The Company's operating loss increased approximately $1.4 million between quarters and increased as a percentage of revenues from 12% to 24%, due to higher cost of services, increased selling, general and administrative expenses, and increased depreciation and amortization.

     Other Income (Expense). Other income (expense) decreased approximately $70,000 between quarters. This decrease was principally attributable to the Company conversion of convertible notes and a note payable subsequent to January 31 for which the Company incurred additional debt discount expenses.

     Preferred Dividends. During the third quarter of fiscal 2000, the Company recorded approximately $147,000 of dividend expense related to cumulative convertible preferred stock. In addition to cumulative dividends on its Series A, Series C, and Series D Preferred Stock, which are accrued at 10%, 6% and 6%, respectively, the Company has recorded approximately $3.8 million related to the discount or "beneficial conversion feature" associated with its various preferred stock issuances. Accounting rules call for the Company to amortize as a discount the difference between the market price and the most beneficial conversion price to the holder over the lesser of the period most beneficial to the holder or upon exercise of the conversion feature. Due to increases in the Company's stock price at the time such issuances occurred, this "beneficial conversion feature" has in some instances been substantial. The period over which this amortization is recorded ranges from immediately for the Company's Series D Preferred Stock to one year for the Company's various Series A Preferred Stock issuances. The Company's preferred stock issuances between February 2000 and April 2000 were approximately $4.0 million. As of April 30, 2000 the Company has approximately $1.4 million of discount recorded related to the beneficial conversion features of its December 1999 and February 2000 Series A Preferred Stock which will be amortized over the next eight and ten months.

     Net loss. The net loss between quarters increased by approximately $5.2 million from $1.3 million to $6.5 million due primarily to increased cost of services as a percentage of revenues, increased selling, general and administrative expenses, and preferred stock dividends and discounts.

Nine Months Ended April 30, 2000 Compared to Nine Months Ended April 30, 1999

     Operating revenues. Operating revenues increased approximately $3.9 million, or 15%, due to growth in the Company's carrier, integrated prepaid and Internet e-commerce services. This increase was offset to some extent by the decline in the Company's private network and postpaid services.

     Network management services increased approximately $4.5 million, or 32%. This growth was principally due to the additional minutes processed for other carriers during the nine months ended April 31, 2000. The Company processed approximately 51.7 million minutes of traffic for other carriers during the nine months ended April 30, 1999, as compared to approximately 137.5 million minutes during the nine months ended April 30, 2000. Due to pricing and other market pressures, the Company's revenues per minute for carrier services declined significantly between periods resulting in revenue increases far less than the associated volume increases. As the Company continues to shift its focus towards retail-based call services, it is likely that the growth trend in its third party carrier volumes will slow. The Company's research indicates that nearly 80% of international traffic with Mexico goes to/from six markets in the United States (Southern California, Dallas, Houston, South Texas, Chicago and New
York). It is our desire to implement a paired market strategy by introducing retail based products in these markets to complement the products to be offered in Mexico. Communication centers are expected to be the magnets for these services just as they are in Mexico. It is the Company's stated goal to grow retail revenue as opposed to wholesale carrier revenues because retail revenues are typically less volatile and produce better margins. The Company's private network revenues declined from $3.7 million to $1.8 between periods due to the loss of customers upon expiration or termination of their contracts. The Company has shifted its focus away from the provision of these private network services to public traffic in the U.S.-Mexican corridor. All of the above revenues are included in the Company's U.S. Telco results in Footnote 5 in the accompanying financial statements as external revenues with the exception of approximately $380,000 of private network revenues included in the Company's external Mexico Telco results.

     Call service revenues decreased approximately $2.3 million, or 23% between periods. The decline was principally attributable to lower volumes of operator-assisted calls originating in Mexico and terminating in the U.S, new services such as prepaid cellular being introduced into the market by the Company's competitors, and Mexican cellular providers recently introducing the concept of "calling party pays". During the nine months ended April 30, 2000, the Company processed approximately 42,000 operator-assisted calls originating in Mexico and terminating in the U.S. as compared to approximately 128,000 calls processed in the nine months ending April 30, 1999. The Company now provides these services almost exclusively from its own communication centers and payphones, due to the added expenses associated with third party owned locations. As the Company believes this downturn in operator-assisted call volume trend may continue, it has recently begun utilizing the services of third party owned operator centers to further reduce the cost of providing these calls. The Company receives a commission from these third-party operator centers on a per-call basis, which recognizes as revenue. In the past, the Company recognized revenue on the gross value of a call when it was processed by its own in-house operator center. As such, the amount of revenue now being recognized per call is lower than it used to be. Integrated prepaid services, calls processed in exchange for cash without utilizing the Company's operator center, increased to $4.5 million from $4.0 million for the periods ended April 30, 2000 and April 30, 1999, respectively. The calls are paid for almost exclusively in pesos, and the resulting revenues are translated to U.S. dollars in the accompanying consolidated financial statements. The average conversion rate of pesos to dollars during the periods ended April 30, 1999 and April 30, 2000, was 9.9 and 9.4 respectively. While call volumes increased slightly between periods, the pesos generated converted to more U.S. dollars, period to period. During the nine months ended April 30, 2000, the Company generated approximately $18,000 in revenues from the sale of retail services, primarily prepaid calling cards and cellular phones. These revenues, included in integrated prepaid, were generated in the U.S. and Mexico communication centers. With the exception of approximately $4,000 of retail services generated by the U.S. communication centers, all of the integrated prepaid revenue is included in the Company's external Mexico Telco results in Footnote 5 in the accompanying financial statements. Approximately, $400,000 of the Company's postpaid revenues are included in the Company's Mexico Telco results, while the approximate $2.4 million of postpaid revenues remaining are included in the Company's U.S. Telco results.

     The Company's Internet e-commerce services increased approximately $1.6 million, or 85% between periods. This growth was due primarily to the increased number of downloads of the Internet e-commerce's products between periods. Downloads grew from nearly 2.6 million in the nine months ended April 30, 1999 to approximately 7.4 million in the nine months ended April 30, 2000. The increase in downloads has resulted in a corresponding increase in the Company's revenues as downloads serve as the primary driver of revenues in coming months as well as increasing the target audience for banner advertisements.

     Cost of Services. Cost of services increased approximately $4.9 million, or 32%, between periods and increased as a percentage of revenues from 60% to 69%, between periods. The increase in cost of services was principally attributable to the increased volume of business handled by the Company as discussed above. The increase in cost of sales, as a percentage of revenues, was due primarily to the percentage of lower margin carrier services traffic increasing from 41% to 57% of overall corporate revenues, period to period. This resultant change in the Company's traffic mix was the primary contributor to an increase in the combined telco operations cost of services from 64% to 77% for the period. As long as wholesale carrier services comprise a large percentage of the Company's revenues the telco operations cost of services will be approximately 80%. As such the Company continues to focus on retail growth with an ultimate retail/wholesale mix of 70% retail and 30% wholesale. The Company can not estimate when it will be able to achieve this desired mix.

     Selling, General and Administrative (SG&A) Expense. SG&A expenses increased 13%, or approximately $1.2 million, between periods. As a percentage of revenues, these expenses remained relatively constant. The increase in SG&A was primarily due to added SG&A costs at the Company's Internet e-commerce subsidiary to support the introduction of new products into the market and growth within GlobalSCAPE as it prepares to spin-off from the parent company. GlobalSCAPE's increase in SG&A costs period to period was approximately $740,000. SG&A costs associated with the Company's telco businesses increased between periods primarily due to the opening of two communication centers in the U.S. as well as costs incurred related to future openings subsequent to April 30th. Additionally, the Company incurred costs related to its American Stock Exchange listing in February 2000, including a listing fee of approximately $50,000.

     Depreciation and Amortization. Depreciation and amortization increased approximately $1.1 million, or 47%, between periods and increased as a percentage of revenues from 9% to 12%. The increase was primarily related to purchases of property, plant and equipment of approximately $1.4 million for the nine months ended April 30, 2000.

     Operating Loss. The Company's operating loss increased approximately $3.1 million between periods and increased as a percentage of revenues from 7% to 17%, due to higher cost of services, increased selling, general and administrative expenses, and increased depreciation and amortization.

     Other Income (Expense). Other income (expense) increased approximately $233,000 between periods. This increase was principally attributable to additional debt discount expense associated with the Company's conversion of convertible notes and a note payable in January 2000. Additional increases in interest expense are a result of increased indebtedness and capital leases.

     Preferred Dividends. During the nine months ending April 30, 2000, the Company recorded approximately $325,000 of dividend expense related to cumulative convertible preferred stock. In addition to cumulative dividends on its Series A, Series B, Series C, and Series D Preferred Stock, which are accrued at 10%, 6%, 6%, and 6%, respectively, the Company has recorded approximately $5.5 million related to the discount or "beneficial conversion feature" associated with its various preferred stock issuances. Accounting rules call for the Company to amortize as a discount the difference between the market price and the most beneficial conversion price to the holder over the lesser of the period most beneficial to the holder or upon exercise of the conversion feature. Due to increases in the Company's stock price at the time such issuances occurred this "beneficial conversion feature" has in some instances been substantial. The period over which this amortization is recorded ranges from immediately for the Company's Series D Preferred Stock to one year for the Company's various Series A Preferred Stock issuances. The proceeds of the preferred stock issuances during the nine months ended April 30, 2000 were approximately $5.8 million. As of April 30, 2000, the Company has approximately $1.4 million of discount recorded related to the beneficial conversion features of its December 1999 and February 2000 Series A Preferred Stock which will be amortized over the next eight and ten months.

     Net loss. The net loss for the nine months ended April 30, 2000 increased approximately $9.1 million to $12.2 million from the $3.1 million net loss for the nine months ended April 30, 1999. The increased net loss was due primarily to increased cost of services as a percentage of revenues, increased selling, general and administrative expenses, increased depreciation and amortization expense, increased interest expense and the preferred stock dividends and discounts.

Liquidity and Capital Resources

     During the nine months ended April 30, 2000, the Company generated negative cash flows from operations of approximately $3.8 million. The amount of cash used in the Company's operations is a result of the net loss incurred during the period, as well as activities related to payments to vendors. The Company has historically operated with negative cash flows and has sought to fund those losses and deficits by completing private equity placements.

     For the nine months ended April 30, 2000, the Company's net loss, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation and the provision for losses on accounts receivable) was approximately $1.8 million. Management of the operating assets and liabilities, which consists mainly of collections on accounts receivable and payments made on outstanding payables and accrued liabilities, produced negative cash flows of approximately $2.0 million, resulting in the negative cash flows for the period of $3.8 million. For the three months ended April 30, 2000, the Company's net loss, after adjustments for the same non-cash items mentioned above, was approximately $1.3 million. Management of its operating assets and liabilities resulted in a net amount of cash being used of $2.0 million. Although the Company has produced negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of approximately $1.5 million during the nine month period ending April 30, 2000, cash raised from private equity issuances (discussed below) has allowed the Company to reduce its combined accounts payable/accrued liabilities balance by approximately $1.2 million between July 31, 1999 and April 30, 2000.

     Until the Company is able to produce positive cash flows from operations on a recurring basis, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service its debt requirements, or to purchase equipment to be used in the growth of the Company's business. Until then, the Company's operating activities may result in net cash being used, or provided, during quarterly periods, regardless of the Company's income statement results for the periods.

     During the nine months ended April 30, 2000, the Company received cash proceeds, net of issuance costs, of $5.7 million from the issuance of preferred stock, and $4.8 million from the issuance of common stock as a result of warrant
and option exercises.   These funds were used to pay down outstanding payables
balances as mentioned above, to make payments on the Company's debt and capital lease obligations, and to purchase approximately $1.2 million in equipment used in the Company's network operations. On January 31, 2000, the Company converted approximately $2.9 million in outstanding notes and accrued interest which had been classified as a current liability into common stock of the Company. The net result of the Company's operating, investing and financing activities was an increase in cash during the period of $3.6 million and positive working capital at April 30, 2000 of approximately $1.2 million. This represents a $8.1 million improvement over the Company's working capital deficit of $6.9 million at July 31, 1999 and a $5.1 million improvement over the working capital deficit of $3.9 million at January 31, 2000.

     As of April 30, 2000, the Company was in default of financial covenants related to revenues, gross margins and EBITDA with NTFC Capital Corporation, which provided a long-term capital lease of approximately $2.0 million for the Company's international gateway switch in Dallas, Texas. The Company requested and received a waiver of its requirements as of that date. Based upon the Company's results before and after the period ended April 30, 2000, the Company will most likely be in default of these same covenants at the end of its next fiscal quarter and year end, July 31, 2000. As such, the Company has requested that NTFC review the Company's current business plan, including expected results and capital requirements, in order to re-set the financial covenants applicable to its capital lease obligation and prevent events of default from occurring on a quarterly basis going forward. Based on discussions with NTFC, management believes it is probable that NTFC will re-set the financial covenants such that the Company will be in compliance as of July 31, 2000. NTFC is in the process of reviewing this information, and the Company anticipates receiving the results of this review prior to July 31, 2000. As such, the Company has classified its obligation to NTFC as long-term. However, should the Company not receive revised financial covenants from NTFC, it is likely that the Company will be required to classify its entire obligation to NTFC as current as of July 31, 2000.

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

     In the near term, the Company must continue to manage its costs of providing services and overhead costs as it begins focusing on optimizing use of its network. On June 8, 2000, the Company announced that it had secured a long distance concession in Mexico which it believes will eventually allow it to significantly reduce its cost of transporting services. In order for it to significantly reduce costs with the concession, the Company would need to purchase a significant amount of hardware and software, allowing it to expand and operate its own network in Mexico. The Company believes that these capital expenditures may approximate $60 million over a five-year period. Should the Company be granted this concession it would likely need to raise these funds through additional debt and/or equity capital. On April 14, 2000, in anticipation of these funding requirements, and to meet its current cash flow needs, the Company signed an agreement with a private equity fund, under which the fund agreed to purchase up to 5,000,000 shares of the Company's common stock over an eighteen month period. The Company has no initial commitment to draw on the facility, but may do so based upon average trading volumes on an as-needed basis as often as every twenty days, subject to certain restrictions. The amount of funds to be generated under the facility for Company use will depend on the
price of ATSI's common stock at the time each draw is executed.    Before the
Company can draw on the facility, any shares to be issued under the facility must be registered with the Securities and Exchange Commission. As of June 14, no registration statement had been filed to do so.

     On June 14, 2000, the Company announced that it signed a definitive agreement to acquire privately-held San Diego, California-based Genesis Communications International, Inc. ("Genesis") in exchange for approximately $37.3 million in shares of ATSI common stock. Closing of the transaction is contingent upon, among other things, required U.S. regulatory approval. In accordance with the agreement, the number of shares to be issued upon consummation of the transaction will be within a range of approximately 4.7 million to 9.6 million shares, depending upon ATSI's stock price at closing.

     Over the past five years, Genesis has successfully penetrated the Latino markets in the United States and has captured a customer base consisting of 65,000 long distance customers and 10,000 local service customers.

     Genesis is certified as an inter-exchange carrier("IXC") in California, Colorado, New Jersey, Nevada, New Mexico, Oregon, Illinois, Florida, New York, Utah and Texas. Genesis is also certified as a local exchange carrier ("CLEC") in California, Arizona, Nevada, New Mexico, New Jersey, Oregon, Florida, New York and Texas. For the year ended December 31, 1999, Genesis produced revenues of approximately $24.1 million, EBITDA of approximately $1.6 million and net income before taxes of approximately $570,000. Through May 30, 2000, the Company has continued to produce positive EBITDA. No assurances may be given that it will continue to produce positive EBITDA. ATSI management believes that, if the transaction is consummated, the acquisition of Genesis will enhance the Company's cash flows and will be accretive to earnings.

     Until the Company is able to produce positive cash flows from operations in an amount sufficient to meet its debt service and capital expenditure requirements, it must be able to access debt and/or equity capital to assist it in doing so, although no assurance may be given that it will be able to do so. In an effort to meet its financial needs going forward, the Company has engaged the investment banking firm of Gerard, Klauer Mattison & Co. ("GKM"). GKM is assisting the Company in finding and securing financial and strategic relationships. While the Company will continue to work with GKM in forming medium and long-term financing solutions, it may be necessary for the Company to continue to access debt and/or equity capital in the near-term.

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

        None.

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        The exhibits listed below are filed as part of this report.

Exhibit
Number
------
4.1 Securities Purchase Agreement between COMSAT Mexico, S.A. de C.V. and ATSI (Exhibit to this Form 10-Q filed June 14, 2000)
4.2 Escrow Agreement between COMSAT Mexico, S.A. de C.V. and ATSI (Exhibit to this Form 10-Q filed June 14, 2000)

4.3 Securities Purchase Agreement between Alfonso Torres Roqueni and ATSI (Exhibit to this Form 10-Q filed June 14, 2000)
4.4 Escrow Agreement between Alfonso Torres Roqueni and ATSI (Exhibit to this Form 10-Q filed June 14, 2000)
4.5 Warrant Agreement between Alfonso Torres Roqueni and ATSI (Exhibit to this Form 10-Q filed June 14, 2000)
4.6 Promissory Note between Alfonso Torres Roqueni and ATSI (Exhibit to this Form 10-Q filed June 14, 2000)
11 Computation of Earnings per Share (Exhibit to this Form 10-Q filed June 14, 2000)
27      Financial Data Schedule (Exhibit to this Form 10-Q filed June 14, 2000)

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


                    AMERICAN TELESOURCE INTERNATIONAL INC.
                                 (Registrant)



Date:   June 14, 2000                   By:       /s/ H. Douglas Saathoff
                                                  -----------------------
                                        Name:     H. Douglas Saathoff
                                        Title:    Chief Financial Officer