Form 10-K/A
period 1999-07-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 2000-08-25
CIK 1014052

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                             Washington, D.C. 20549

                             _______________________


                                   FORM 10-KA
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended  July 31, 1999

                                       OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from        to

                            Commission File Number:

                              AMERICAN TELESOURCE
                              INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                               74-2849995
       (State of Incorporation)                    (I.R.S.Employer
                                                   Identification No.)

          6000 Northwest Parkway, Suite 110
                 San Antonio, Texas
                (Address of Principal                     78249
                  Executive Office)                     (Zip Code)


                                 (210) 547-1000
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $0.001 Per Share
                                (Title of Class)

                            _______________________
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant at October 25, 1999, was approximately $41,558,696. There were 48,685,287 shares of Common Stock outstanding at October 25, 1999, and the closing sales price on the NASDAQ/OTCB for our Common Stock was $0.92 on such date.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held in December 1999, are incorporated by reference in Part III hereof.

                                     TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
                                                       PART I
Item 1.  Business..............................................................................................   3
           Overview and Recent Developments....................................................................   3
           Strategy and Competitive Conditions.................................................................   4
         Retail Distribution Network...........................................................................   6
         Services and Products.................................................................................   8
                  Network Management Services..................................................................   8
                     Call Services.............................................................................   9
                     Direct Dial Services......................................................................  10
                     Sales.....................................................................................  10
                     Electronic Commerce Via Internet..........................................................  11
         Network...............................................................................................  12
           Year 2000 Issue.....................................................................................  13
           Licenses/Regulatory.................................................................................  13
           Employees...........................................................................................  15
           Additional Risk Factors.............................................................................  16
Item 2.  Properties............................................................................................  25
Item 3.  Legal Proceedings.....................................................................................  25
Item 4.  Submission of Matters to a Vote of Security Holders...................................................  26

                                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................................  26
Item 6.  Selected Financial and Operating Data.................................................................  28
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................  29
           General.............................................................................................  29
           Results of Operations...............................................................................  30
           Liquidity and Capital Resources.....................................................................  37
           Inflation/Foreign Currency..........................................................................  39
           Seasonality.........................................................................................  39
           Year 2000 Compliance................................................................................  39
Item 8.  Financial Statements and Supplementary Data...........................................................  41
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.................  71

                                                      PART III

Item 10. Directors and Officers of the Registrant..............................................................  71
Item 11. Executive Compensation................................................................................  71
Item 12. Security Ownership of Certain Beneficial Owners and Management........................................  72
Item 13. Certain Relationships and Related Transactions........................................................  72

                                                       PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................  72

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

                                    PART I.
                                    -------

ITEM I.    BUSINESS

Overview and Recent Developments

     We are a telecommunications provider, focusing on the market for wholesale and retail services between the United States and Latin America, and within Latin America. Most of our current operations involve services between the U.S. and Mexico or within Mexico. We own various transmission facilities and leases facilities of other providers as necessary to complete our network. Specifically, we own teleports, which are the earth stations where satellite transmission and receiving equipment are located, and switches, which are computers which route calls to their intended destination by opening and closing appropriate circuits. We lease fiber optic cable and satellite capacity to connect our teleports and switches in the United States to our teleports and switches in Mexico, and rely on other carriers to complete the long distance portion of our traffic within the U.S. and Mexico.

     Our subsidiary GlobalSCAPE, Inc. distributes Internet productivity software.

     We began operations in 1994 as a Canadian holding company, Latcomm International, Inc. with a Texas operating subsidiary, Latin America Telecomm, Inc. Both corporations were renamed "American TeleSource International, Inc." in 1994. In May 1998, the Canadian corporation completed a share exchange with a newly formed Delaware corporation, also called American TeleSource International, Inc., which resulted in the Canadian corporation becoming the wholly owned subsidiary of the Delaware corporation.

     We have had operating losses for almost every quarter since we began operations in 1994. The auditor's opinion on our financial statements as of July 31, 1999 calls attention to substantial doubts about our ability to continue as a going concern. This means that they question whether we can continue in business. We have experienced difficulty in paying our vendors and lenders on time in the past, and may experience difficulty in the future. If we are unable to pay our vendors and lenders on time, they may stop providing critical services or repossess critical equipment that we need to stay in business.

     Our principal operating subsidiaries are:

  .      American TeleSource International de Mexico, S.A. de C.V. or ATSI
     Mexico, which was formed in 1995 to support our operations in Mexico, and perform regulatory, sales, marketing, planning, and technical maintenance services.

  .      Sistema de Telefonia Computarizada, S.A. de C.V. or Sistecom, which we acquired in August, 1997; this subsidiary owns 126 casetas in 66 cities in Mexico;

  .      Servicios de Infraestructura, S.A. de C.V. or Sinfra, which we acquired in June, 1997; this subsidiary owns certain transmission equipment and valuable long term licenses in Mexico;

  .      TeleSpan, Inc. which was formed in February 1998 to carry our wholesale and private network services traffic between the U.S. and Latin America;
     and

  .      GlobalSCAPE, Inc. which was formed in April 1996 to implement Internet strategies which are not currently consistent with our core business.

Recent Developments

     During our fiscal year ending July 31, 1999, we:

     . executed a Marketing Agreement with AT&T providing for our pay telephones in Mexico to be programmed with an AT&T "hot button." We receive a commission each time a pay telephone customer uses the hot button to access the AT&T network;

     . signed a reciprocal services agreement with Bestel S.A. de C.V., further diversifying our route choices in Mexico for intra-Mexico long distance;

     . secured a three year lease of fiber optic cable from Bestel S.A. de C.V. and began transporting increased wholesale volume over this route;

     . commissioned our new Nortel(TM) International Gateway DMS 300/250 switch located in Dallas;

     . executed a reciprocal services agreement with Radiografica Costarricense, S.A. or RACSA), a division of Instituto Costarricense de Electricidad, the Costa Rican telephone company enabling us to connect to the RACSA network in Costa Rica, and provide high quality, low cost transmission services throughout Central America, Mexico and the United States

     . applied for a long distance license from the Mexican government which, if granted, will permit us to carry our own intra-Mexico long distance traffic and interconnect directly with the local Mexican network, thereby substantially reducing costs

     In fiscal year 1999 GlobalSCAPE acquired the ownership of its flagship software product, CuteFTP(R), from its original author, and subsequently executed an agreement with Tech Data Corporation for distribution of CuteFTP in 209 CompUSA stores nationwide. GlobalSCAPE also released two new Internet productivity software products, CuteHTML(R) and CuteMAP(R). Subsequent to July 31, 1999, GloblaSCAPE signed an agreement with Lycos, Inc. to distribute CuteFTP over the Lycos network.

Strategy and Competitive Conditions

     Our strategy is to position ourselves to take advantage of the de-monopolization of the Latin American telecommunications market, as well as the increasing demand for services in this market.

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

     In addition, technological advances have provided emerging carriers with the means to provide high quality transmission on a cost-effective basis. Most notably, we as well as other emerging carriers now use packet switching technology, which is a method of transmitting telecommunications traffic by breaking the information into packets. The packets can then be organized in a way that permits the information to be transmitted over long distances more quickly and with less capacity than traditional methods. The packets are reassembled at the receiving end to re-create the message. We have also incorporated asynchronous transfer mode or "ATM" technology into our network. ATM is a high-speed, packet-switching technology that allows voice, facsimile, video and data packets to be carried simultaneously on the same network.

     We have focused most of our efforts on Mexico, but have some operations in Costa Rica, El Salvador, and Guatemala and intend to expand our services as regulatory and market conditions permit. Ultimately we would like to provide services throughout Latin America.

     Strategy and Competitive Conditions - Mexican Market. Telefonos de Mexico (or Telmex) had a legal franchise to control the entire market for local and long distance telecommunications in Mexico until June of 1995, when new laws began to open the market to effective competition. This means that Telmex owned or controlled all of the physical infrastructure needed to transport telecommunications traffic, including the local network of telephone lines to homes and business in a given area, and the long distance network of lines between the local networks. In January 1997, the Mexican government began granting licenses to provide long distance service to competing companies, and has licensed at least 15 new long distance providers. Two of these new license holders are Mexican based affiliates of top tier U.S. carriers MCI/Worldcom and AT&T. Although the Mexican government has also licensed nine new local competitors, the build out of additional local infrastructure is just beginning, and the local network in Mexico is still dominated by Telmex. We began assembling a framework of licenses, reciprocal services agreements with other carriers, other service agreements, network facilities, and distribution channels in Mexico in 1994 in anticipation of the demonoplization of this market. In 1994, we began providing private network services between the U.S. and Mexico via satellite. Since then, we have established a retail distribution network in Mexico through the acquisition of public payphones and casetas, have entered the U.S. wholesale market for termination services to Mexico, and have begun implementation of a U.S. retail strategy through the introduction of our presubscribed and dial around services targeted to the Latino market in the U.S. We have also invested in our own transmission facilities, beginning in 1994 with satellite teleport equipment and most recently with the acquisition of a new Nortel International Gateway Switch and the deployment of packet switching technology in our network. As true competition has emerged, we have been able to negotiate increasingly more favorable rates for local network access and long distance services with the newly licensed long distance carriers. In fiscal year 1999 we applied for our own long distance license, which, if granted, will permit us to interconnect directly with the local network and build out our own long distance network, thereby reducing costs further. We believe that our establishment of a solid framework of licenses, proprietary network and favorable reciprocal services agreements have positioned us to take advantage of the benefits to be reaped as the Mexican telecommunications industry enters a truly competitive phase. We believe that we have a clear competitive advantage over pure resellers, and that we have overcome significant hurdles that are a barrier to entry in this market even for large carriers. We intend to use our framework to capture increased amounts of the communications traffic in the Mexican market.

       Retail. Although Telmex and the Mexican affiliates of several large U.S. based carriers are active participants in the Mexican retail market, we believe that these carriers will focus on the most lucrative sectors of the market, leaving many opportunities to further develop the large portion of the market that continues to be underserved, both in the U.S. and Mexico. We will devote most of our new resources on deploying innovative new public and prepaid services that will function in the same manner regardless of the consumer's location north or south of the U.S./Mexico border, such as enhanced prepaid calling services. Our marketing term for these types of services is "borderless." We will use our existing retail distribution network, and may pursue acquisitions of established distribution channels from others. We believe that our focus on a retail strategy, combined with the cost reductions that will follow the grant of a Mexican long distance license, will permit us to improve overall corporate profit margins and secure a stable customer base.

       Wholesale. The U.S. wholesale market for termination to Mexico has become increasingly dynamic as competition, call volumes and industry capacity along U.S. -Mexico routes have all increased. Although we increased the volume of wholesale minutes we transmitted to Mexico during fiscal year 1999, downward pricing pressure in this market resulted in little additional revenue for these minutes. We expect our wholesale volume of traffic transported to increase during the upcoming year as a result of the inauguration of our high quality ATM based fiber route to Mexico in July 1999. In addition, we plan to explore ways to exploit our wholesale operation without the investment of significant new resources (see Network Management Services - Carrier Services).

     Although we have succeeded in obtaining reciprocal services agreements with various Mexican-based providers that permit us to terminate northbound traffic in the U.S., we have not realized substantial revenue from these arrangements. We believe that the long distance license, if obtained, will permit us to lower costs significantly, improving our competitive position in the wholesale market for both north and southbound services.

Retail Distribution Network

     Our Mexican retail distribution network consists of communication centers, formerly referred to as casetas, and public pay telephones.

     Casetas. Casetas are indoor calling centers strategically located to serve travelers and the large population of the country who do not have personal telephones. Casetas are a widely recognized and utilized medium in Mexico, but do not currently have a real equivalent in the U.S. Our casetas offer local, domestic Mexico and international long distance calling, as well as facsimile service. We are the largest caseta operator in Mexico with approximately 126 casetas in 66 cities operating under the trade name "Computel(TM)". Each location employs at least one attendant, who processes calls, monitors call duration, collects money and runs daily reports on call activity. As compared to public pay telephones, casetas offer privacy and comfort as well as the personalized attention needed by customers who are not accustomed to using a telephone. Key factors favoring us over competing caseta operators are the well-recognized Computel name, a reliable platform and billing system, the provision of facsimile services (which are not offered by many other operators) and a larger distribution network. The next largest competitor in Mexico has only 70 locations.

     Using these casetas as the cornerstone, we intend to further increase our retail presence in Mexico and the U.S. The next generation caseta will be a "Communication Center" and will offer additional services, such as Internet access and prepaid services. We intend to bring the Communication Center concept to strategic markets in the U.S., targeting Mexican nationals and U.S. citizens of Mexican origin who are familiar with the caseta concept and the ComputelTM name. The Communication Centers will be used to distribute "borderless" products that function in the same manner regardless of the users location north or south of the U.S./Mexico border. We will target these products to established Latino households, and on a prepaid basis to recent immigrants and transient Latinos who may have acculturation issues, or identity, credit or economic challenges. We believe we will capture customer loyalty by serving these challenged consumers, and will keep their business as they establish households in the U.S.

     The main source of competition for Communication Centers on both sides of the border will be prepaid card services, payphone and prepaid cellular, which are essentially designed for the same target market. There is already a robust market for prepaid calling cards in the U.S. Regulations in Mexico have only recently permitted the use of dial around products from payphones, and we expect many more prepaid card vendors to enter that market. We are aware of only a limited number of caseta-style call centers in the U.S. located on the East Coast, in Miami and Los Angeles.

     Pay Telephones. We also own and operate approximately 574 pay telephones in various Mexican cities and resort areas, including Acapulco, Cancun, Cozumel, Mazatlan, Puerto Vallarta, Tijuana, Huatulco, Puerto Escondido, Cabo San Lucas, and Puerto Angel. We also have pay telephones in the Mexico City airport and Mexico City's mass transit metro system transfer stations. All of our pay telephones are "intelligent" phones, meaning that certain features are fully automated, reducing operating costs. Our telephones accept pesos and U.S. quarters.

     We market our pay telephone services in Mexico through direct sales efforts as well as some independent marketing representatives working on a commission basis. We have targeted a significant portion of our pay telephone marketing efforts toward various resort areas in Mexico, specifically on locations with high tourist-traffic such as airports, ship ports and marinas, restaurants and bars. Approximately 16 million U.S. tourists visit Mexico each year, and the country's vacation destinations are major hubs for northern visitors via major U.S. airline carriers, and cruise ships. Although we target the tourist market for payphones and operator-assisted calling, these services are available for Mexican nationals as well.

     As of October 1, 1999, there were 31 authorized payphone providers in Mexico, of which Telmex is the largest. We believe we are the second largest provider after Telmex in the tourist markets, where we have focused our efforts. Our multi-pay payphones give us a significant advantage over our largest competitor, Telmex, which accepts only pre-paid Telmex calling cards. Vendors of the cards are often difficult to locate and denominations tend to be higher than needed by consumers. Although other companies have plans to install pay telephones, we believe that we will be one of the few providers with our own network, allowing us to maintain flexibility with respect to rates.

Services and Products

     In the presentation of our financial results, we divide our revenues into four categories: Network Management Services, Call Services, Direct Dial Services and Electronic Commerce.

Network Management Services

     Our offers private network telecommunications services between the United States and Latin America and within Latin America.

Carrier Services


     We offer wholesale termination services to U.S. and Latin American carriers who lack transmission facilities or require additional capacity. Revenues from this service accounted for approximately 41% of our overall revenues in fiscal 1999. The percentage of our total volume of wholesale traffic sent by customer fluctuates dramatically, on a quarterly, and sometimes, daily basis. Although two customers may make up 50% of this volume at a given time, a month later the volumes sent by these two customers may be less than 5%. In general, our agreements with these customers do not require significant volume commitments from them, so they are free to re-route their traffic away from us to a lower priced carrier at will. While we are the primary route choice for certain customers and certain segments of some customer's traffic we are the second or third route choice for some of these customers, meaning that they send us their overflow traffic if their primary route choice does not have sufficient capacity to meet their demand. The volume of this overflow traffic may fluctuate dramatically from day to day. For fiscal 1999, we had two customers whose traffic accounted for more than 10% of our consolidated revenues. This market experienced tremendous downward pricing pressure during fiscal year 1999 due to a combination of several factors, most notably an increase in the activation of fiber optic cable along U.S.-Mexico routes and regulatory changes which permitted the top tier carriers to lower their international wholesale rates. Therefore, although we experienced increased volumes in this line of business during the year, we realized little additional revenue. We have seen a substantial increase in volume since we activated our high-quality fiber route in July 1999, and believe this fiber network will continue to attract increased volumes from top tier carriers. In addition, we believe it will generate opportunities to transport traffic for Mexican carriers. We should be able to use the increased volumes to negotiate more favorable termination costs in Mexico, and if we receive a Mexican long distance license, we will be able to substantially cut our costs for carrying this traffic.

     We occupy a unique position in the market for wholesale services. Our unique licenses from the Mexican government allow us to transport traffic from the United States to Mexico outside of the International Settlement Policy, which is the international accounting and settlements policy governing the methods that U.S. and foreign carriers use to settle the cost of carrying traffic over each other's network. The International Settlements Policy causes MCI/Worldcom and AT&T to charge higher rates than they might otherwise charge. However, we are at a disadvantage with respect to these large carriers because we do not currently have a Mexican license to carry our own long distance traffic within Mexico and must pay a licensed carrier, such as the Mexican affiliate of MCI/Worldcom or AT&T, to carry our traffic from our Mexican teleports to our final destination. At the other end of the spectrum, we compete with numerous small companies who illegally carry traffic into and within Mexico. These companies do not pay the fees charged by Mexican-licensed carriers and are therefore able to offer very competitive prices. However, these companies do not typically own their own transmission facilities, and are not able to control costs effectively as us. They are also subject to regulatory action shutting down their operations in Mexico.

     We believe that we have less than 1% of the market for wholesale termination services. See our Risk Factor captioned "We may not successfully compete with others in the industry" for additional description of the competition in this market.

Private Networks

     We offer private communications links for multi-national and Latin American customers who use a high volume of telecommunications services and need greater dependability than is available through public networks. These services include data, voice, and fax transmission as well as videoconferencing and Internet. During fiscal 1999, we did not devote significant resources toward the development of this business in Mexico. However, expansion of this line of business is consistent with our plans to build out our network in Mexico, since many of the same facilities that would be used for delivery of retail consumer products could be used for private network services as well.

     We have and will continue to use the provision of private network services as an entry into new Latin markets that are in the process of migrating from state-run systems to competitive systems.

We compete with MCI/Worldcom, Americatel, Pointe Communications Corporation, and Telscape International Inc., as well as the former telecommunication monopolies in the Latin American countries in providing private network services. Factors contributing to our competitiveness include reliability, network quality, speed of installation, and in some cases, geography, network size, and hauling capacity. We believe we have a reputation as a responsive service provider capable of processing all types of network traffic. We are at a competitive disadvantage with respect to larger carriers who are able to provide networks for countries for corporations that encompass more countries in Latin America, as well as Europe, Asia and other parts of the globe. Prices in this market are also generally declining as fiber optic cable is activated.

     We believe that we have less than 1% of the market for private network services.

Call Services

     Our principal Call Service is operator-assistance for international collect, person-to-person, third party, calling card and credit card calls originating in Mexico. The primary sources of demand for operator assistance are our pay telephones and casetas in Mexico. We also provide operator services for calls originating from payphones and casetas owned by others, hotel and resort operators, and others who control the right to direct operator-assisted calling from groups of telephones. We pay these third parties a commission based on the revenue generated by the call traffic they send.

     During the year ended July 31, 1999 we offered a service by which pin numbers are issued to Latin American travelers that enable them to use their credit cards to place calls through our Call Services Center. (Latin Americans frequently do not have travel calling cards.) We also offered travel cards that enable Mexican travelers to use their cellular phones to place international calls to Mexico while in the United States. We have ceased providing these services in order to devote more resources to higher margin products.

     As part of our ongoing efforts to minimize costs, we began outsourcing our live operator services in July 1999, and executed an agreement with another operator service provider to handle our call services traffic on a transaction basis. The vendor will continue our practice of providing bilingual service 24 hours per day, 7 days per week.

     As of July 16, 1998, we ceased providing operator services for domestic U.S. calls and international calls originating in Jamaica and the Dominican Republic in order to focus on the more profitable Mexican market.

     Our owned retail distribution network will continue to generate call services traffic. Competition for traffic from third parties in this market revolves largely around the amount of commissions the operator services provider is willing to pay. We are currently focusing more on improving our profitability rather than simply generating additional revenues, and it has therefore lost ground to competitors willing to accept lower profit margins by paying higher commissions. However, we believe we have a reputation as a reliable provider, and we are also able to offer the value-added service of intelligent pay telephones in hotel lobbies.

     Other than Telmex we compete with BBG Communications, Helix Communications and International Communication Services in the Call Services area.

     We believe that we have less than 1% of the market for call services.

Direct Dial Services

     During fiscal 1999, we provided direct dial services (long distance calls which do not require live or automated operator assistance) in both Mexico and, to a lesser extent, the United States. Direct dial calls were generated in Mexico from our own Communications Centers and pay telephones. Consumers visiting these locations can make calls on a "sent paid" basis by making a cash payment at the time the call is placed. In the U.S., we provided 1+ and MEXICOnnect (SM) service to residential and business customers in the San Antonio metropolitan area. MEXICOnnect allows customer to dial-around their presubscribed carrier by dialing 10-10-624 + the area code + the telephone number. Under the 1+ program, customers presubscribe to our network for all long distance calls made from their telephone number, eliminating the need to dial any extra digits to reach our network.

     In Mexico, we compete with other companies who have a comercializadora license for sent paid traffic. The comercializadora allows companies to interconnect with the local telecommunications infrastructure in order to resell local and long distance services from public telephones. In the U.S., we compete with large carriers such as AT&T, MCI/Worldcom, and Sprint as well as numerous smaller companies for presubscribed long distance. Price remains a primary concern for many consumers since the technology is not distinguishable from one provider to another. We are focused on the Latino market and offer an aggressive international rate to Mexico as well as competitive domestic rates. Unlike many other long distance providers, our charges are included on the customer's bill from the local phone company. We also offer the convenience of bilingual customer service. We believe that we will be able to expand our presubscribed customer base by using U.S. Communication Centers as magnets to attract underserved Latino customers to our products.

     There are numerous dial-around products on the market, offered by small and large companies, and by long distance resellers as well as facilities-based carriers. MEXICOnnect's competitive advantage is its focus on the Latino market, and the elimination of per call minimums, monthly access fees, surcharges, and other types of restrictions and small print that make dial-around discounts deceiving. In comparison to long distance resellers, we have greater flexibility in adjusting rates, as it has greater control over our own network.

Sales

     Direct dial sales are supervised by the Senior Vice President, Sales and Marketing based in San Antonio. U.S. domestic carrier sales are supervised by the Senior Vice President, Sales and Marketing in San Antonio. Mexican carrier sales are also supervised by the Senior Vice President, Sales and Marketing in San Antonio, who is assisted by the Director General (President) of ATSI-Mexico. The Director of Central American operations, based in San Jose, Costa Rica, manages the Central American carrier and private network accounts under the supervision of the Senior Vice President, Sales and Marketing in San Antonio. Payphone, hospitality and aggregator sales are managed from ATSI-Mexico with supervision from the Senior Vice President, Sales and Marketing in San Antonio. Communication center's sales efforts are managed from Computel's offices in Guadalajara with oversight from ATSI-Mexico in Mexico City. We are in the process of consolidating the operations of Computel and ATSI-Mexico.

Electronic Commerce via Internet

     GlobalSCAPE was formed in April 1996 to implement Internet related strategies that are not complementary to our core business. GlobalSCAPE's revenues are attributable to sales of Internet productivity software, primarily its flagship product CuteFTP(TM) which it has historically distributed via its web site. GlobalSCAPE operates autonomously, generating substantially all funds for its development and expansion internally from its own operations. In January 1999 GlobalSCAPE acquired ownership of CuteFTP from its original author, and subsequently released an enhanced new version. GlobalSCAPE also released two new products, CuteHTML(TM) and CuteMAP(TM). Also in fiscal 1999, GlobalSCAPE began distributing CuteFTP in CompUSA stores, and began realizing revenue from advertisements placed in its software. Subsequent to July 31, 1999, GlobalSCAPE has executed an agreement with Lycos to distribute a branded version of CuteFTP over the Lycos network.

     We announced in February, 1999 that we were considering a spin off or public offering of GlobalSCAPE's stock, and we have retained an investment banking firm to assist us in evaluating these options and other options to finance GlobalSCAPE's continued growth.

     GlobalSCAPE's market includes all computer users on the Internet. GlobalSCAPE's products are distributed as shareware, meaning that users may download and use the products for free on a trial basis for a limited time. After the expiration of the trial period, the user must register the product to be in compliance with the license and to obtain product support. GlobalSCAPE's primary source of revenue is generated through product registration, with additional revenues generated by advertising in the form of ad banners and sponsorships in its "live" software products and on our web site. On a monthly basis, GlobalSCAPE receives approximately 1.2 million unique visitors to its web site and displays more than 15 million in-product and web site ad banners. For the year ended July 31, 1999, approximately 4,000,000 copies of software products were downloaded from GlobalSCAPE's servers, of which approximately 92,000 copies were registered (including approximately 7,000 upgrades of previously registered products).

     GlobalSCAPE's's flagship product, CuteFTP(R), is a Windows(R)-based file transfer protocol (FTP) utility allowing users the ability to transfer and manage files via the Internet, including MP3's, web pages, software, videos and graphics. We believe that CuteFTP(R) has 30% of the U.S. market share for FTP programs. Our portfolio of products also includes CuteHTML(R), an advanced HTML editor for developing web sites, and CuteMAP(R), an image mapping utility for graphic navigation through web sites, and others in various stages of alpha and beta testing.

     GlobalSCAPE intends to leverage its strong brand recognition into a full suite of "Cute" products, and to use its products in order to attract advertising revenue and to market products of other on-line retailers and service providers on a revenue sharing basis.

     GlobalSCAPE operates in a highly competitive environment with respect to all its products. CuteFTP(TM)'s primary competitors are WSFTP, FTP Voyager and Bulletproof FTP. While many FTP products have mimicked CuteFTP(TM)'s features, they are not commercially successful due to their late arrival to the marketplace and lack of support infrastructure. CuteHTML(TM) and CuteMAP(TM), although relatively new to the market, have the advantage of being able to piggyback on the success of CuteFTP(TM) through product integration and cross-marketing efforts.

Network

     We have established a technologically advanced network which uses both satellite and fiber optic cable to transmit telecommunications traffic between the U.S. and Mexico. Our network incorporates ATM technology, which is compatible with other transmission technologies such as frame relay and Internet protocols, permitting us to explore even more cost-effective transmission methods in the future. See page 5, "Strategy and Competitive Conditions" for a description of ATM technology. Frame relay is a method of allocating capacity on demand so that a customer's needs may be filled with less capacity than the traditional system of dedicating a certain amount of capacity to a particular purpose. Internet protocol refers to a method of organizing information such
that it may be carried on the Internet.   Our network also employs compression
technology to carry greater volumes on the same facilities.

     Generally, our strategy is to use the fiber optic arm to access major metropolitan areas in Mexico and the satellite arm to access semi-rural and smaller metropolitan areas. If there is a problem in either the satellite portion of the network, we will be able to minimize service interruptions by transferring traffic to the other portion until the problem is resolved. Our fiber route runs from our facility at the Infomart in Dallas, Texas to Mexico City, Mexico. We have satellite transmission and receiving equipment in 1) San Antonio, Texas, 2) Mexico City, Monterrey, and Cancun, Mexico, 3) Guatemala City, Guatemala, 4) San Salvador, El Salvador, and 5) San Jose, Costa Rica.

     We lease fiber capacity from third parties, primarily Bestel USA, Inc. with whom it has a 3-year lease for fiber optic cable from San Antonio, Texas to Laredo, Texas until March 2002. We lease satellite capacity on the Mexican satellites Solidaridad I and II, from Satelites Mexicanos, S.A. de C.V. or "SATMEX, with whom it has an agreement for capacity through April 2001. ATSI has leased a fixed amount of capacity from each of these vendors for a fixed monthly price. Each of these vendors has the right to terminate service for non-payment. During 1999, ATSI was unable to make payments to SATMEX on time. SATMEX agreed not to suspend service under the terms of a payment plan calling for ATSI to bring our account current by December 15, 1999. ATSI has met the terms of the payment plan, and is now current in our payments to both of these vendors.

     We own switching and other equipment in the U.S. and Mexico. In April 1999, we began using our new Nortel DMS 300/250 International Gateway Switch in our Dallas location. This advanced switch will permit us to deploy the new retail and wholesale products that are key to our competitive strategy.

     All aspects of our owned network facilities are designed to allow for modular expansion, permitting us to increase capacity as needed.

     We must contract with others to complete the intra-Mexico and domestic U.S. portions of our network. We have reciprocal service agreements in place with four Mexican long distance license holders, Operadora Protel, S.A. de C.V., Avantel, S.A. de C.V., Miditel, S.A. de C.V. and Bestel, S.A. de C.V. We have applied for our own Mexican long distance license, which will allow us to build out our network in Mexico and to interconnect directly with Telmex and other local carriers, thereby lowering our transmission costs. We have reciprocal service agreements with Radiografica Costarricense, S.A., FT&T, S.A., and Corporacion Solares, S.A. de C.V. for transmission services in Costa Rica, Guatemala and El Salvador, respectively. In the U.S., we purchase long distance capacity from various companies.

     We purchase local line access in Mexico for our payphones and casetas from Telmex, and various cellular companies including SOS Telecomunicaciones, S.A. de C.V., Portatel del Sureste, S.A. de C.V., Movitel del Noreste, S.A. de C.V, and Baja Celular Mexicana, S.A. de C.V.

Year 2000 Issue

     We initiated a program to identify and address issues associated with the ability of our date-sensitive information, telephony and business systems to properly recognize the year 2000 in order to avoid interruption of the operation of these systems at the turn of the century. This program is being conducted by our Management Information Systems group, which is coordinating the efforts of internal resources as well as third party vendors in making all of the necessary changes for all management systems and product related infrastructure for our divisions and subsidiaries. We believe we are 96% complete in achieving Year 2000 readiness, and will be Year 2000 ready by November 30, 1999. The only significant remaining item is an outstanding issue related to the payroll systems of our Mexican subsidiaries. We expect to avoid disruption of our owned information, telephony and business systems as a result of these efforts. However, we must rely on the representations and warranties of third parties, including domestic U.S. and foreign carriers of our traffic, in testing for readiness for year 2000 issues and cannot ensure compliance by these parties.
We have developed contingency plans in areas where it believes there is any significant risk or where a third party has not adequately responded to our inquiries, which includes transitions to other providers.

     We believe that a worst case scenario resulting from a Year 2000 related failure would be a temporary disruption of normal business operations. Based upon the work completed to date, we believe that such an occurrence is unlikely. However, as stated above, we are relying on representations and warranties of third parties that are beyond our control. A disruption of business operations could have a material adverse effect on our financial performance.

     We have expended approximately $100,000 in our Year 2000 program to date, and do not expect to experience any material additional cost.

Licenses/Regulatory

     Our operations are subject to federal, state and foreign laws and regulations.

Federal

     Pursuant to Section 214 of the Communications Act of 1934, the Federal Communications Commission ("FCC") has granted us global authority to provide switched international telecommunications services between the U.S. and certain other countries. We maintain informational tariffs on file with the FCC for our international retail rates and charges.

     In October 1996, the FCC issued an order that non-dominant interexchange carriers will no longer be required to file tariffs for interstate domestic long distance services. Under the terms of the FCC order, detariffing would be mandatory after a nine-month transition period. Interexchange carriers would still be required to retain and make available information as to the rates and terms of the services they offer. The FCC's order was appealed by several parties and, in February 1997, the D.C. Circuit issued a stay preventing the rules from taking effect pending judicial review. We are currently unable to predict what impact the FCC's order will have on us.

     The Telecommunications Act of 1996, which became law in February 1996, was designed to dismantle the monopoly system and promote competition in all aspects of telecommunications. The FCC has promulgated and continues to promulgate major changes to their telecommunications regulations. One aspect of the Telecom Act that is of particular importance to us is that it allows Bell Operating Companies or BOCs to offer in-region long distance service once they have taken certain steps to open their local service monopoly to competition. Given their extensive resources and established customer bases, the entry of the BOCs into the long distance market, specifically the international market, will create increased competition for us. Southwestern Bell's application to offer in region long distance is expected to be approved in April 2000.

     Although we do not know of any other specific new or proposed regulations that will affect our business directly, the regulatory scheme for competitive telecommunications market is still evolving and there could be unanticipated changes in the competitive environment for communications in general. For example, the FCC is currently considering rules that govern how Internet providers share telephone lines with local telephone companies and compensate local telephone companies. These rules could affect the role that the Internet ultimately plays in the telecommunications market.

The International Settlements Policy governs settlements between top tier U.S. carriers and foreign carriers of the cost of terminating traffic over each other's networks. The FCC recently enacted certain changes in our rules designed to allow U.S. carriers to propose methods to pay for international call termination that deviate from traditional accounting rates and the International Settlement Policy. The FCC has also established lower benchmarks for the rates that U.S. carriers can pay foreign carriers for the termination of international services and these benchmarks may continue to decline. These rule changes have lowered the costs of our top tier competitors and are contributing to the substantial downward pricing pressure facing us in the wholesale carrier market.

State

     Many states require telecommunications providers operating within the state to maintain certificates and tariffs with the state regulatory agencies, and to meet various other requirements (e.g. reporting, consumer protection, notification of corporate events). We believe we are in compliance with all applicable State laws and regulations governing our services.

Mexico

     The Secretaria de Comunicaciones y Transportes or the SCT and COFETEL have issued our Mexican subsidiaries the following licenses:

     Comercializadora License - a 20-year license issued in February 1997 allowing for nationwide resale of local calling and long distance services from public pay telephones and casetas.

     Teleport and Satellite Network License - a 15-year license issued in May 1994 allowing for transport of voice, data, and video services domestically and internationally. The license allows for the operation of a network utilizing stand-alone VSAT terminals and/or teleport facilities, and connection to the local network via carriers having a long distance license. A shared teleport facility enables us to provide services to multiple customers through a single teleport.

     Packet Switching Network License - a 20-year license issued in October 1994 allowing for the installation and operation of a network interconnecting packet switching nodes via our proprietary network or circuits leased from other licensed carriers. The license supports any type of packet switching technology, and can be utilized in conjunction with the Teleport and Satellite Network License to build a hybrid nationwide network with international access to the U.S.

     Value-Added Service License - an indefinite license allowing us to provide a value added network service, such as delivering public access to the Internet.

     Like the United States, Mexico is in the process of revising its regulatory scheme consistent with its new competitive market. Various technical and pricing issues related to connections between carriers are the subject of regulatory actions which will effect the competitive environment in ways we are not able to determine at this time.

Other Foreign Countries

     In addition to Mexico, We currently have operations in Costa Rica, El Salvador, and Guatemala. The telecommunications markets in these countries are in transition from monopolies to functioning, competitive markets. We have established a presence in those countries by providing a limited range of services, and intend to expand the services it offers as regulatory conditions permit. We do not believe that any of our current operations in those countries requires licensing, and we believe we will be in compliance with applicable laws and regulations governing our operations in those countries.

Employees

     At September 1, 1999, we (excluding ATSI-Mexico) had 85 full-time employees, of whom 10 were operators, 11 were sales and marketing personnel, and 64 performed operational, technical and administrative functions, and 9 part-time employees, 5 of who were operators. Of the foregoing, 22 were employed by GlobalSCAPE, and 5 were employed by Sinfra. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

     At September 1, 1999, ATSI-Mexico had 465 full-time employees of whom 375 were operators and 90 performed sales, marketing, operational, technical and administrative functions. A portion of ATSI-Mexico's employees, chiefly operators, belong to a union.

ADDITIONAL RISK FACTORS

     The purchase of our common stock is very risky. You should not invest any money that you cannot afford to lose. Before you buy our stock, you should carefully read our entire 10-K. We have highlighted for you below all of the material risks to our business that we are aware of.

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

 . The market for wholesale services is extremely price sensitive and there is downward pricing pressure in this market making it difficult for us to retain customers and generate adequate profit from this service

  Industry capacity along the routes serviced by ATSI is generally growing as fiber optic cable is activated. There have also been changes in the international regulatory scheme that have permitted large carriers such as AT&T and MCI/WorldCom to reduce the amount they may charge for international services. These factors, along with intense competition among carriers in this market, have created severe downward pricing pressure. For example, from October 1998 to October 1999, the prevailing price per minute to carry traffic from the U.S. to Mexico declined by approximately 45%. Although we carried almost twice as much wholesale traffic in fiscal year 1999 than in fiscal year 1998, we recognized about the same amount of revenue. If these pricing pressures continue, we must continue to lower our costs in order to maintain sufficient profits to continue in this market.

 . We may not be able to collect large receivables, which could create serious cash flow problems

  Our wholesale network customers generate large receivable balances, often over $500,000 for a two-
  week period. We incur substantial direct costs to provide this service since we must pay our carriers in Mexico to terminate these calls. If a customer fails to pay a large balance on time, we will have difficulty paying our carriers in Mexico on time. If our carriers suspend services to us, it may affect all our customers.

 . We may not be able to pay our suppliers on time, causing them to discontinue critical services

  We have not always paid all of our suppliers on time due to temporary cash shortfalls. Our critical suppliers are SATMEX for satellite transmission capacity and Bestel for fiber optic cable. We also rely on various Mexican and U.S. long distance companies to complete the intra-Mexico and intra-U.S. long distance portion of our calls. For the first three quarters of fiscal 2000, the monthly average amount due to these suppliers as a group was approximately $1,724,000. We currently have overdue outstanding balances with long distance carriers for the first three quarters of fiscal 2000 of approximately $1.1 million on which we are making payments. Critical suppliers may discontinue service if we are not able to make payments on time in the future. In addition, equipment vendors may refuse to provide critical technical support for their products if they are not paid on time under the terms of support arrangements. Our ability to make payments on time depends on our ability to raise additional capital or improve our cash flow from operations.

 . We may not be able to make our debt payments on time or meet financial covenants in our loan agreements, causing our lenders to repossess critical equipment

  We purchased some of our significant equipment with borrowed money, including a substantial number of our payphones located in Mexico, our DMS 250/350 International gateway switch from Nortel, and packet-switching equipment from Network Equipment Technologies. We pay these three lenders approximately $171,165 on a monthly basis. See footnote 6 to the financial statements of this amended 10-K, which includes more information about our equipment, equipment debt and capital lease obligations. The lenders have a security interest in the equipment to secure repayment of the debt. This means that the lenders may take possession of the equipment and sell it to repay the debt if we do not make our payments on time. These lenders may exercise their right to take possession of certain critical equipment if we are not able to make payments on time in the future. Our ability to make our payments on time depends on our ability to raise additional capital or improve our cash flow from operations. We are not currently in compliance with the financial covenants in our Nortel switch loan agreement. Footnote 3 of our financial statements in our amended 10-Q for the period ended January 31, 2000 contains more detail on our non-compliance with those financial covenants, and footnotes 4 and 5 of the financial statements in this amended 10-K for the year ended July 31, 1999 contains more information on our secured loans and capital leases.

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

  We have made a substantial investment in our network and personnel to position us in our target markets and will continue to do so. Therefore, we must achieve a high volume of sales to make this investment worth while. We compete for wholesale and retail customers with larger, and better known companies making it relatively more difficult for us to attract new customers for our services.

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

 . If the value of the Mexican Peso declines relative to the Dollar, we will have decreased earnings as stated Dollars

  Approximately 20% of ATSI's revenue are collected in Mexican Pesos. If the value of the Peso relative to the Dollar declines, that is, if Pesos are convertible into fewer Dollars, then our earnings, which are stated in dollars, will decline. We do not engage in any type of hedging transactions to minimize this risk and do not intend to do so.


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

 . We owe $330,000 to the holder of our series D preferred stock for taking too long to obtain an effective registration statement, and we will owe it even more money if the registration statement is not declared effective soon.

  Under the terms of registration rights agreements we signed with The Shaar Fund at the time we issued our series C preferred stock on September 24, 1999 we are required to pay liquidated damages to The Shaar Fund of $25,000 for failing to file a registration statement for the underlying common stock by October 24, 2000 or failing to obtain effectiveness by December 23, 2000, and an additional $25,000 for each subsequent 30 day period that we fail to meet
  those targets.   We initially filed our registration statement for the common stock underlying the series C preferred stock on October 26, 2000, 2 days late. The Shaar Fund has waived the penalty resulting from that late filing. As of June 30, 2000, we have not obtained effectiveness of the registration statement, resulting in liquidated damages owing to The Shaar Fund of $150,000, with another $25,000 to accrue if the registration statement is not effective by July 20, 2000.

  Under the terms of registration rights agreements we signed with The Shaar Fund at the time we issued our series D preferred stock on February 22, 2000 we are required to pay liquidated damages to The Shaar Fund of $60,000 for failing to file a registration statement for the underlying common stock by April 1, 2000 or failing to obtain effectiveness by June 1, 2000 and an additional $60,000 for each subsequent 30 day period that we fail to meet those targets. We filed a registration statement including the common stock underlying the series D preferred stock late resulting in liquidated damages of $60,000. As of July 1, 2000 we have not obtained effectiveness of the registration statement resulting in an additional $120,000 of damages.

 . The terms of our preferred stock includes disincentives to a merger or other change of control of ATSI, which could discourage a transaction that would otherwise be in the interest of our stockholders.

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

  Second, if we refuse to honor a conversion notice or a third party challenges our right to honor a conversion notice by filing a lawsuit, The Shaar fund may require us to redeem any shares it then holds for $1270 per share. If all 3,000 shares were outstanding at the time of redemption, this would result in a cash payment of $3,810,000 plus accrued and unpaid dividends. If we were required to make a cash payment of this size, it would severely restrict our ability to fund our operations.

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

 . The partial distribution and public offering of shares of our subsidiary
  GlobalSCAPE will have a negative impact on our operating results and cash flows

  Because GlobalSCAPE currently contributes significantly to our consolidated EBITDA results, we expect our consolidated operating and cash flow results to decline after the distibution and offering.



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

 . The sale of the common stock issued upon conversion of preferred stock and exercise of the warrants will put downward pricing pressure on ATSI's common stock; any potential short sales by those converting will also put downward pressure on ATSI's common stock

  Most of the common stock issued upon conversion of preferred stock has been or will be registered with the SEC, meaning that the common stock will be freely tradable in the near term. We expect many of the stockholders will sell their holdings in the near term, and in particular we expect The Shaar Fund to sell its shares of common stock resulting from the conversion of the series C stock very shortly after the effectiveness of the registration statement of which this prospectus is a part, and its shares of common stock resulting from the conversion of the series D preferred stock very shortly after it is issued to them. The addition of this substantial number of shares of common stock to the market will put downward pricing pressure on out stock.

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

  From January 1, 1999 to August 22, 2000, we issued 14,355,475 new shares of common stock on a fully diluted basis, which represents approximately 18% of our fully diluted outstanding common stock. The fully diluted outstanding common stock includes an assumed number of shares of common stock that have not yet been issued, but are issuable upon conversion of convertible preferred stock, warrants and stock options. Our convertible preferred stock has a conversion price that floats with the market price of our common stock. We calculated the number of shares included in this amount by using an assumed conversion price based on our market price as of August 22, 2000. The actual number of shares that may be issued may be materially higher or lower.

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

 . We have signed an agreement for a private equity line of credit.

  We signed an agreement on April 10, 2000 with an investor under which we may require the investor to purchase up to 5 million shares of common stock over an eighteen month period at 92% of the market price for our common stock at the time of purchase. We are not required to use this credit line facility, but if we do use this facility, we must issue common stock for an aggregate investment of at least $1.5 million over the term of the facility. If ATSI elects to use this facility, it must issue to the investor warrants for 1,500 shares of common stock for every $100,000 that is invested at an exercise price of 120% of the average of the five closing sale prices preceding the date of the investment, and an additional 1,000 warrants per 100,000 invested as a finder's fee on the same terms. To use this facility, we must file a registration statement for the common stock that we would issue and obtain effectiveness of the registration statement.

  If we elect to raise funds by selling shares of common stock under our 5 million share credit line facility described above, those shares will be issued at an 8% discount to the market price for our common stock

 . Sales of common stock by the preferred holders may cause the stock price to decrease, allowing the preferred stock holders to convert their preferred stock into even greater amounts of common stock, the sales of which would further depress the stock price.

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

 . The issuance of our convertible preferred stock may violate the rules of The
  American Stock Exchange, which could result in the delisting of our common stock

  The rules of The American Stock Exchange, or the Amex, require that the voting rights of existing shareholders may not be disparately reduced or restricted through any corporate action or issuance. The Amex has stated in its interpretive materials relating to the exchange rules that floating priced convertible securities that vote on an as converted basis, such as our series A preferred stock, raise voting rights concerns because of the possibility that, due to a decline it the price of the underlying common stock the preferred stock holder will having voting rights disproportionate to its investment in our company. These interpretive materials also indicate that the Amex may view the issuance of floating rate convertible securities, such as our series A or D preferred stock as a violation of their rule against engaging in operations which are contrary to the public interest since the returns on securities of this type may become excessive compared with those of public investors in our common stock.

 . We have agreed to issue additional shares as consideration for the purchase of Genesis Communications International, Inc.

  We will have to issue up to an additional 9.6 million shares upon the closing of this transaction. The entry of these shares will put further market pressure on the price of common stock.

 . You will almost certainly not receive any cash dividends on the common stock in the foreseeable future.

  Sometimes investors buy common stock of companies with the goal of generating periodic income in the form of dividends. You may receive dividends from time to time on stock you own in other companies. We have no plan to pay dividends in the near future.

 . If the price of common stock falls to a low price for a substantial period of time, the Amex may delist our common stock

  The Amex has in the past delisted stock that fell below $4 per share for an extended period of time. If our common stock falls to this level and is delisted, trading in our common stock would be conducted in the over-the-counter market on the electronic bulletin board or in the pink sheets administered by the NASD. This would likely adversely affect the liquidity of the common stock because it would be more difficult for stockholders to obtain accurate stock quotations. In addition, if our stock were not traded on a national exchange, sales of our stock would likely be subject to the SEC's penny stock rules which generally create a delay between the time that a stockholder decides to sell shares and the time that the sale may be completed.

 . A delay or failure to complete a public offering may have a negative impact on us

  If we experience a delay or fail to complete a public offering we may inhibit GlobalSCAPE's ability to accelerate the implementation of their business plan. Additionally, a delay or failure to complete a public offering may adversely impact the influx of further capital into ATSI and/or GlobalSCAPE.

ITEM 2.  PROPERTIES

Our executive offices, principal teleport facility and control center are located at our leased facility in San Antonio, Texas, consisting of 11,819 square feet. The lease expires August 2002, and has two five-year renewal options. We pays annual rent of $98,452 (increasing to $107,789 per year for the last year) under the lease and are responsible for taxes and insurance. GlobalSCAPE, Inc.'s offices are located at its leased facility in San Antonio, Texas, consisting of 5,401 square feet. The lease expires January 31, 2001. GlobalSCAPE, Inc. pays annual rent of $87,496 per year and is responsible for taxes and insurance.

     Subsequent to year-end, ATSI and GlobalSCAPE entered into agreements for new office space beginning in December of 1999. Both agreements are for a period of eight and a half-years with rent deferred for the first six months of the agreement. Our facility will consist of 26,250 square feet with annual rent of $311,850 per year while GlobalSCAPE's facility will consist of 14,553 square feet with annual rent of $174,636 per year. Management believes our leased facilities are suitable and adequate for their intended use.

ITEM 3.  LEGAL PROCEEDINGS

     On January 29, 1999, one of our customers, Twister Communications, Inc. filed a Demand for Arbitration seeking damages for breach of contract before the American Arbitration Association. The customer claims that we wrongfully terminated an International Carrier Services Agreement executed by the parties in June 1998 under which we provided wholesale carrier services from June 1998 to January 1999. The customer's claims for damages represent amounts that it claims it had to pay in order to replace the service provided by us. We dispute that we terminated the contract wrongfully and assert that the customer breached the agreement by failing to pay for services rendered and by intentionally making false representation regarding our traffic patterns and on March 3, 1999 filed a Demand for Arbitration seeking damages for breach of contract in an amount equal to the amounts due to us for services rendered plus interest, plus additional damages for fraud. An arbitration panel was selected and the parties are now completing written discovery.

     While we believe that we have a justifiable basis for our arbitration demand and that we will be able to resolve the dispute without a material adverse effect on our financial condition; until the arbitration proceedings take place, we can not reasonably estimate the possible loss, if any, and there can be no assurance that the resolution of this dispute would not have an adverse effect on our results of operations.

     On June 16, 1999, our subsidiary, ATSI Texas initiated a lawsuit in District Court, Bexar County, Texas against PrimeTEC International, Inc., Mike Moehle and Vartec Telecom, Inc. claiming misrepresentation and breach of conduct. Under an agreement Our signed in late 1998, PrimeTEC was to provide quality fiber optic capacity in January 1999. Mike Moehle is PrimeTEC's former president who negotiated the fiber lease and Vartec is PrimeTEC's parent. The delivery of the route in early 1999 was a significant component of our operational and sales goal for the year and the failure of our vendor to provide the capacity led to our negotiating an alternative agreement with Bestel, S.A. de C.V. at a higher cost. While the total economic impact is still being assessed, we believe lost revenues and incremental costs are in excess of $15 million. While our contract contains certain limitations regarding the type and amounts of damages that can be pursued, we have authorized our attorneys to pursue all relief to which we are entitled under law. As such, we can not reasonably estimate the ultimate outcome of neither this lawsuit nor the additional costs that may be incurred in the pursuit of our case.

     We are also a party to additional claims and legal proceedings arising in the ordinary course of business. We believe it is unlikely that the final outcome of any of the claims or proceedings to which we are a party would have a material adverse effect on our financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on our results of operations in the period in which it occurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matters to a vote of security holders during the fourth quarter of our fiscal year.

                                   PART II.
                                   --------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Our Common Stock is quoted on the AMEX under the symbol "AI". From December 1997 to February 14, 2000 our Common Stock was traded on the NASD: OTCBB under the symbol "AMTI". Prior to December 1997, our Common Stock was traded on the Canadian Dealing Network under the symbol ATIL.CDN. The table below sets forth the high and low bid prices for the Common Stock from August 1, 1997 through December 21, 1997 as reported by the Canadian Dealing Network, from December 22, 1997 through February 14, 2000 as reported by NASD: OTCBB and from February 15, 2000 through August 22, 2000. These price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

          Fiscal 1998                      High      Low
          --------------------------------------------------
          First - ........................ $ 3 1/4   $ 1 3/8
          Second - ....................... $ 3 7/16  $ 2
          Third - ........................ $ 3 1/2   $ 1 5/7
          Fourth - ....................... $ 2 1/4   $ 3/4

          Fiscal 1999                      High      Low
          --------------------------------------------------
          First - ........................ $ 1 1/8   $ 15/32
          Second - ....................... $ 1 9/32  $ 3/4
          Third - ........................ $ 1 13/64 $ 5/8

          Fourth - .......................... $1 53/64 $ 1 1/32

          Fiscal 2000                         High      Low
          -----------------------------------------------------
          First - ........................... $ 1 11/32 $ 45/64
          Second - .......................... $ 2 29/32 $ 45/64

          Third - ........................... $ 9 7/16  $2 1/2

          Fourth - .......................... $ 6 5/16  $4 1/2


          Fiscal 2001                         High      Low
          -----------------------------------------------------
          First - (through August 22, 2000).. $ 4      $2 15/16


     At August 22, 2000 the closing price of our Common Stock as reported by AMEX was $3.00 per share. As of August 22, 2000, we had approximately 15,000 stockholders, including both beneficial and registered owners. The terms of our Series A, Series B, Series C and Series D Preferred Stock restrict us from paying dividends on our Common Stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock. ATSI has not paid dividends on our common stock the past three years and does not expect to do so in the foreseeable future.

     Since the filing of our Registration Statement on Form S-4 on March 6, 1998 we have had several sales of unregistered securities. They are as follows:

     On January 6, 1999 we issued 20,000 shares of our common stock for services related to a previous private placement. We also issued 16,643 shares to an individual for consulting services provided for the month of January in the amount of $7,500.

     In February 1999 we issued 279,430 shares of our common stock with a market value of approximately $203,750 in completion of our acquisition in 1998 of certain customer contracts.

     In March 1999 we issued 11,330 shares of Series A preferred stock for approximately $1,133,000. Additionally, we issued 1,141 shares of Series A preferred stock to a company for services rendered in connection with placement of the Series A preferred stock. As noted in Note 8 of the accompanying financial statements, the Series A preferred stock converts to common stock at a discount to market at an Initial Conversion Price calculated at closing. The conversion price is reset each anniversary date at the lower of 75% of the then calculated conversion price or 75% of the initial conversion price. At no time can the conversion price be reset lower than 75% of the initial conversion price. The Series A preferred stock accrues dividends at the rate of 10% per annum.

     In April 1999 we issued 12,416 shares of Series A preferred stock for approximately $1.2 million. Additionally, we issued 700 shares of Series A preferred stock and paid $14,556 to two companies for services rendered in connection with the placement of the Series A preferred stock. As noted above the Series A preferred stock converts at a discount to market at an Initial Conversion Price calculated at closing. The conversion price is reset each anniversary date at the lower of 75% of the then calculated conversion price or 75% of the initial conversion price. At no time can the conversion price be reset lower than 75% of the initial conversion price. The Series A preferred stock accrues dividends at the rate of 10% per annum. In April 1999 we also issued 59,101 shares in lieu of $25,000 cash to an individual in accordance with an agreement signed previously in which he guaranteed up to $500,000 of our debt. Lastly we issued 503,387 shares of common stock in a private placement at a price of $0.60 per share on April 13, 1999. For each share purchased the investors received a warrant entitling them to purchase an additional share at an exercise price of $0.70 per share for a period of one year. In conjunction with this private placement we issued 58,339 to two companies for services rendered in connection with the private placement of common stock.

     In July 1999 we issued 2,000 shares of Series B preferred stock for approximately $2 million. Additionally, we issued a warrant for 50,000 shares of common stock at an exercise price of $1.25 to the purchaser of the Series B preferred stock. We also issued a warrant for an additional 50,000 shares of common stock at an exercise price of $1.25 and paid $200,000 to a company as a finder's fee for introducing us to the investor. As noted in Note 8 the Series B preferred stock also converts to common stock at a discount to market at the lower of an initial conversion price or 78% of the five lowest closing bid prices of the ten days preceding conversion. The Series B preferred stock accrues dividends at the rate of 6% per annum. Subsequent to year-end the Series B preferred stock was registered with the SEC in a Registration Statement on Form S-3 (File No. 333-84115) filed August 19, 1999.


     For those securities not registered with the SEC exemptions are claimed according to Section 4(2) of the Securities Act of 1933 and SEC Regulation
(D).

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.

The following selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and The Company's Consolidated Financial Statements and the Notes thereto included elsewhere herein.

                                                            Years ended July 31,
                                                            --------------------
                                                  1995       1996       1997       1998       1999
                                                  ----       ----       ----       ----       ----
                                                      (In thousands of $, except per share data)
Consolidated Statement of Operations
Data:
Operating revenues:
 Call services                                 $ 4,470    $10,807    $12,545    $13,547    $ 6,602
 Direct dial services                                -          -      1,421      6,085      6,024
 Network management services                       318      2,614      1,698     13,362     19,250
 Internet e-commerce                                 -         54        564      1,526      2,642
                                                ------     ------     ------     ------     ------
 Total operating revenues                        4,788     13,475     16,228     34,520     34,518
Operating expenses:
 Cost of services                                4,061     10,833     12,792     22,287     21,312
 Selling, general and administrative             2,196      3,876      6,312     12,853     12,652
 Bad debt                                          340        554        735      1,024      2,346
 Depreciation and amortization                     141        281        591      1,822      3,248
                                                ------     ------     ------     ------     ------
 Total operating expenses                        6,738     15,544     20,430     37,986     39,558
 Loss from operations                           (1,950)    (2,069)    (4,202)    (3,466)    (5,040)
                                                ------     ------     ------     ------     ------
 Net loss                                      $(2,004)   $(2,205)   $(4,695)   $(5,094)   $(7,591)
                                                ------     ------     ------     ------     ------
Per share information:
 Net loss                                      $ (0.14)   $ (0.11)   $ (0.18)   $ (0.12)   $ (0.16)
                                                ------     ------     ------     ------     ------
 Weighted average common shares                 13,922     19,928     26,807     41,093     47,467
                                                ------     ------     ------     ------     ------
 outstanding

Consolidated Balance Sheet Data:
 Working capital (deficit)                     $  (446)   $  (592)   $   195    $(5,687)   $(6,910)
 Current assets                                  1,088      1,789      5,989      5,683      5,059
 Total assets                                    2,766      4,348     15,821     24,251     24,154

 Long-term obligations, including                  133        604      3,912      8,303     10,168
 current portion
 Total stockholders' equity                      1,231      1,629      6,936      7,087      6,137

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: Certain Statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Securities Act. See page 2 for additional factors relating to such statements.

     The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three fiscal years ended July 31, 1997, 1998, and 1999. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, references to year periods refer to our fiscal year ended July 31.

General

     Our mission is to employ leading-edge technologies for delivery of exceptional telecommunication services to underserved Latino markets in the U.S. and Latin America emphasizing convenience, accessibility, quality, reliability, and affordability, while continually seeking to add value through new and
innovative products and services.   Utilizing a framework of licenses,
interconnection and service agreements, network facilities and retail distribution channels (hereinafter collectively referred to as the "framework"), we are primarily focused on capturing market share in the international telecommunications corridor between the United States and Mexico. Even with poor phone-line penetration, our research indicates that Mexico may exchange more international traffic with the U.S. than any other country in the world within the next two years. As the regulatory environments allow, We also plan to establish framework in other Latin American countries as well. In addition to the U.S. and Mexico, we currently own or have rights to use facilities in and have strategic relationships with carriers in Costa Rica, El Salvador, and Guatemala.

     Utilizing the framework described above, we provide local, domestic long distance and international calls from our own public telephones and casetas within Mexico, and provide similar services to some third party-owned casetas, public telephones and hotels in Mexico. Consumers visiting a Company-owned communication center or public telephone may dial directly to the desired party in exchange for cash payment, or can charge the call to a U.S. address (collect, person-to-person, etc.) or calling card, or to a U.S. dollar-denominated credit card with the assistance of an operator. In July 1998, we began providing domestic U.S. and international call services to Mexico to residential customers on a limited basis in the U.S. Callers may either pre-subscribe to our one-plus residential service, or dial around their pre-subscribed carrier by dialing 10-
10-624, plus the area code and desired number.   Where possible, these retail
calls are transported over our own network infrastructure.

     Utilizing the same framework described above, we also serve as a retail and wholesale facilities-based provider of network services for corporate clients and U.S. and Latin American telecommunications carriers. These customers typically lack transmission facilities into certain markets, or require additional capacity into certain markets. We currently provide these services to and from the United States, Mexico, Costa Rica, El Salvador and Guatemala.

     We are also the sole owner of GlobalSCAPE, Inc., which is rapidly becoming a leader in electronic commerce of top Internet-based software, utilizing the Web as an integral component of its development, marketing, distribution and customer relationship strategies. Utilizing CuteFTP as its flagship product, GlobalSCAPE has a user base of approximately 7.5 million users as of July 31, 1999.


     As discussed in Note 11 to our consolidated financial statements we have determined that we have three reportable operating segments: 1) U.S Telco; 2) Mexico Telco; and 3) Internet e-commerce.


     Additionally, we have determined that our U.S. and Mexican subsidiaries should be separate segments in spite of the fact that many of our products are borderless. Both the U.S. Telco and Mexico Telco segments include revenues generated from Network Management Services and Direct Dial Services. For the three years presented all of the call services revenues were generated by our U.S. Telco segment. Our wholly-owned subsidiary GlobalSCAPE, Inc. and its operations are accounted for exclusively as a part of the Internet e-commerce operating segment.

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of July 31, 1999. Additionally, We have had recurring negative cash flows from operations with the exception of a three-month period ended January 31, 1998. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we expect improved results of operations and liquidity in fiscal 2000. However, no assurance may be given that this will be the case.

Results of Operations

     The following table sets forth certain items included in our results of operations in thousands of dollar amounts and as a percentage of total revenues for the years ended July 31, 1997, 1998 and 1999.

                                                                         Year Ended July 31,
                                     --------------------------------------------------------------------------------------------
                                                   1997                          1998                          1999
                                     ----------------------------    ----------------------------    ----------------------------
                                             $             %                $             %                 $            %
                                             -             -                -             -                 -            -
Operating revenues
------------------
Network management services               $     1,698        11%         $  13,362        39%           $  19,250       56%
Call services                             $    12,545        77%         $  13,547        39%           $   6,602       19%
Direct dial services                      $     1,421         9%         $   6,085        18%           $   6,024       17%
Internet e-commerce                       $       564         3%         $   1,526         4%           $   2,642        8%
                                         ------------                   ----------                     ----------
Total operating revenues                  $    16,228       100%         $  34,520       100%           $  34,518      100%

Cost of services                          $    12,792        79%         $  22,287        65%           $  21,312       62%
                                         ------------                   ----------                     ----------

Gross margin                              $     3,436        21%         $  12,233        35%           $  13,206       38%

Selling, general and
  Administrative expenses                 $     6,312        39%         $  12,853        37%           $  12,652       37%

Bad debt expenses                         $       735         4%         $   1,024         3%           $   2,346        6%

Depreciation and amortization             $       591         4%         $   1,822         5%           $   3,248       10%
                                         ------------                   ----------                     ----------

Operating loss                            $    (4,202)      -26%         $  (3,466)      -10%           $  (5,040)     -15%

Other, net                                $      (493)       -3%         $  (1,628)       -5%           $  (1,696)      -5%
                                         ------------                   ----------                     ----------

Net loss                                  $    (4,695)      -29%         $  (5,094)      -15%           $  (6,736)     -20%

Less: preferred stock dividends           $         -         0%         $       -         0%           $    (855)      -2%
                                         ------------                   ----------                     ----------

Net loss to common shareholders           $    (4,695)      -29%         $  (5,094)      -15%           $  (7,591)     -22%
                                         ============                   ==========                     ==========

Year ended July 31, 1999 Compared to Year Ended July 31, 1998


     Operating Revenues. Operating revenues were flat between years, due primarily to declines in call services revenues offset by the growth in network management and Internet e-commerce services.

     Network management services, which includes both retail and wholesale transport services increased 44%, or $5.9 million from 1998 to 1999. Revenues from the wholesale transport of traffic for U.S.-based carriers increased as we processed approximately 78.6 million minutes in 1999 as compared to 46.1 million minutes in 1998. The 70% increase in minutes did not result in a corresponding increase in revenues as competitive and other market factors caused our revenue per minute to decline from period to period. Our agreement with Satelites Mexicanos, S.A. de C.V. ("SATMEX"), secured in the fourth quarter of fiscal 1998 allowed us to secure and resell additional bandwidth capacity. This increased capacity and flexibility allowed us to increase billings to existing corporate clients who previously dealt with SATMEX directly and to add additional retail, corporate clients more quickly. All of the above revenues are included in our U.S. Telco results in Footnote 11 in the accompanying financial statements as external revenues with the exception of approximately $460,000 of network management service revenues included in our external Mexico Telco results.

     Call services revenue decreased approximately $6.9 million, or 51%, between years. This decline is principally attributable to our strategy to focus on providing international call services from our own payphones and communication centers (casetas). In July 1998, we ceased providing call services for third-party owned payphones and hotels in the U.S., Jamaica and the Dominican Republic and decreased the level of services provided to third-party owned telephones and hotels in Mexico, as these services did not utilize our core business and the costs associated with further provision of services did not justify keeping the business. For the year ended July 31, 1999, we processed approximately 160,000 calls from Mexico as compared to approximately 314,000 for the same period in 1998 and no calls for third-party owned telephones and hotels in the U.S., Jamaica and the Dominican Republic as compared to approximately 350,000 calls in 1998. All of the above revenue is included in our U.S. Telco results in Footnote 11 in the accompanying consolidated financial statements.

     Direct dial service revenues, which are generated by calls processed by us without live or automated operator assistance, declined slightly between years. A majority of these revenues, stated in U.S. dollars in the accompanying consolidated financial statements are generated by calls processed by Our public telephones and casetas in Mexico in exchange for immediate cash payment in pesos, the local Mexican currency. While the number of these calls and consequently the pesos collected increased between years, those pesos converted into fewer U.S. dollars as the average exchange rate between years went from
8.33 pesos to the dollar for fiscal 1998 to 9.77 pesos to the dollar for fiscal 1999. With the exception of approximately $136,000 of direct dial revenues included in our U.S. Telco results as external revenues, all of the above revenues are included in our Mexico Telco results.

     Revenues from GlobalSCAPE, Inc., our e-commerce subsidiary increased approximately $1.1 million or 73% between years. GlobalSCAPE's purchase of the rights to the source code of CuteFTP, its flagship product in January 1999, resulted in an enhanced version of CuteFTP which increased the number of downloads and subsequent purchases. Additionally, GlobalSCAPE began using its Internet presence to produce ad revenues in the fourth quarter of 1999.


     Cost of Services. Cost of services decreased approximately $975,000, or 4% between years, and decreased as a percentage of revenues from 65% to 62%. The decline in cost of services between years was primarily a result of the contributions of GlobalSCAPE. Prior to GlobalSCAPE's purchase of CuteFTP, it was obligated to pay royalties to CuteFTP's original author for the right to sell and distribute CuteFTP. The purchase of the source code eliminated such royalty fees and improved GlobalSCAPE's and ATSI's gross margins. Gross margins for our combined telco operations remained flat at 34% between years, in spite of intense market pressures in our wholesale network transport services, which is accounted for in our U.S. Telco segment. By eliminating and reducing certain call services, such as those offered to third-party owned payphones and hotels in the U.S., Jamaica, the Dominican Republic and Mexico, which did not fully utilize our own network infrastructure, we were able to move toward vertical integration of our services and operations and maximize our gross margins using our own network where possible. As noted previously our call services products are accounted for exclusively in our U.S. Telco segment.


     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased 2%, or approximately $200,000 between years, as we did not incur expenses incurred in the prior year associated with our Plan of Arrangement. As a percentage of revenue, these expenses remained flat at 37%. We had anticipated that these expenses would decline as a percentage of revenues, but they did not do so in light of the circumstances surrounding the delay of fiber capacity available to us. In the fourth quarter of 1999, we began to further integrate the two primary operating subsidiaries in our Mexico Telco segment, Computel and ATSI-Mexico, as we continue to seek ways to lower our SG&A expense levels. Net of non-cash expenses, related to our option plans, SG&A expenses decreased approximately $300,000.

     Bad Debt Expense. Bad Debt Expense increased $1.3 million from fiscal 1998 to fiscal 1999. During the fourth quarter of 1999, we established specific bad debt reserves of approximately $1.5 million related to retail and wholesale transport of network management services. While We has reserved for these customers, it is actively pursuing collection of amounts owed including legal proceedings specifically related to approximately $1.2 million of the accounts reserved. Excluding these specific reserves, bad debt expense declined both as a % of revenues and in actual dollars between years.

     Depreciation and Amortization. Depreciation and amortization rose approximately $1.4 million, or 78%, and rose as a percentage of revenues from 5% to 10% between years. The increased depreciation and amortization is attributable to an approximate $2.4 million increase in fixed assets between years as well as increased amortization related to acquisition costs, trademarks and goodwill. The majority of the assets purchased consisted of equipment which added capacity to our existing international network infrastructure including the Network Technologies (N.E.T.) equipment purchased in December 1998 and our new Nortel DMS 250/300 International Gateway switch purchased in January 1999.

     Operating Loss. Our operating loss increased $1.6 million from 1998 primarily due to increased depreciation and amortization and increased bad debt expense which more than offset the improvements in gross margin dollars produced from 1998 to 1999.

     Other Income(expense). Other income (expense) decreased approximately $70,000 between years. This decrease was principally attributable to the increase in interest expense from approximately $1.6 million for 1998 to approximately $1.7 million for 1999.

     Preferred Stock Dividends. During fiscal 1999, we recorded approximately $855,000 of expense related to cumulative convertible preferred stock. In addition to cumulative dividends on our Series A and Series B Preferred Stock, which are accrued at 10% and 6%, respectively per month, we have recorded a discount or "beneficial conversion feature" associated with the issuance of our preferred stock of approximately $1.6 million related to Series A Preferred Stock, which is being amortized over a twelve-month period and $1.1 million related to Series B Preferred Stock, which is being amortized over a three-month period.


     Net income (loss.) Net loss increased from approximately $5.1 million to $7.6 million between years. The increase in net loss was due primarily to increased bad debt expense, depreciation and amortization and preferred stock dividends between years.

Year ended July 31, 1998 Compared to Year Ended July 31, 1997

     Operating Revenues. Operating revenues increased approximately $18.3 million, or 113%, as we experienced growth in each service category.

     Network management services increased 687% from $1.7 million in 1997 to $13.4 million in 1998. The majority of this growth was due to the amount of wholesale network services provided to other carriers seeking transmission facilities or additional capacity for their services. We began providing these services in October 1997, and produced approximately $10 million in revenues from this service during 1998. All of the above revenues are included as external revenues in our U.S. Telco results in the accompanying financial statements with the exception of approximately $33,000 included as private network revenues in our Mexico Telco results.

     Call services revenue increased approximately $1.0 million, or 8%, primarily due to growth in our customer base in Mexico that produces calls to the United States from hotels, public telephones and casetas. As a result of the installation of public telephones, the implementation of a direct sales strategy, and the purchase of Computel in August 1997, we processed approximately 314,000 international calls originating in Mexico during fiscal 1998. This compares to approximately 200,000 calls processed the year before. This increase in international calls from Mexico was offset to a large extent by a decrease in domestic and international operator-assisted calls originating in the United States and Jamaica. During 1998, we de-emphasized these services due to relatively lower profit margins on this business. On July 16, 1998, we ceased providing these services altogether. Revenues from these services decreased from approximately $3.9 million in 1997 to approximately $2.9 million in 1998. We do not anticipate producing significant revenues from such services, if any, during fiscal 1999. With the exception of approximately $16,000 of revenues included in Mexico Telco results, all of the remaining revenues are included as external revenues in our U.S. Telco results.

     Direct dial services, calls processed in exchange for cash without utilizing our operator center in San Antonio, Texas, increased 328% from approximately $1.4 million in fiscal 1997 to approximately $6.1 million in fiscal 1998. This increase was primarily due to the acquisition in May and August 1997 of Computel, the largest private caseta operator in Mexico. We also began processing local and domestic long distance calls within Mexico during the latter half of 1997 from our own intelligent payphones installed in resort areas of Mexico. These calls are made by depositing coins (pesos or quarters) in our phones to initiate service. All of the above revenues are included in our Mexico Telco results.

     Cost of Services. Cost of services increased approximately $9.5 million, or 74% between years, but decreased as a percentage of revenues from 79% to 65%. The increase in cost of services is attributable to the increased volume of business handled by us during 1998, as discussed above, primarily in our wholesale carrier services product which is accounted for in our U.S. Telco segment. The improvement in our gross profit margin resulted from the change in the mix of services we provided during 1998 as described above, and our continuing efforts to decrease costs subsequent to the demonopolization of Telmex, which took place January 1, 1997. Subsequent to Telmex's demonopolization, we were able to negotiate with newly concessioned carriers in Mexico to transport our calls originating and terminating in Mexico, which has lowered the associated per minute rate to carry those calls. Additionally, we were one of the first four companies to receive a public payphone comercializadora license from the SCT in February 1997, which has allowed us to provide local, domestic and international calls from public telephones in Mexico. In November 1997, we purchased the customer base of Comunicaciones del Caribe, S.A. de C.V., an independent marketing representative in the Cancun/Cozumel area of Mexico which did not have a comercializadora license, and which had been utilizing our operator center for processing international calls. By purchasing the customer base, we were able to eliminate a layer of expense associated with the traffic and effectively lower our overall commission rate paid to public telephone location owners in Mexico. We have also improved our gross margin by utilizing our own existing satellite network infrastructure and licenses to provide network services to other carriers seeking transmission facilities or extra capacity for their own services.


     Selling, General and Administrative (SG&A) Expenses. SG&A expenses rose 104%, or approximately $6.5 million, from 1997 to 1998. As a percentage of revenue, these expenses decreased from 39% to 37% between years. The growth in dollars between years was caused by the acquisition of Computel, the continued growth of our ATSI-Mexico operations, the expensing of costs related to our planned acquisition of additional concessions from the Mexican regulatory authorities, and the expensing of costs related to our reincorporation from Canada to Delaware. Approximately $890,000 of the increase was due to the acquisition of Computel, which operates approximately 134 retail-based casetas in approximately sixty cities throughout Mexico, and employs in excess of 400 people. In August 1997, ATSI-Mexico expanded our operations and began procuring, installing, operating and maintaining coin-operated, intelligent payphones. During 1998, we expensed $631,000 in costs incurred relative to our reincorporation. Approximately $268,000 in expenses were incurred during 1997 relative to the reincorporation. All of the costs associated with our ATSI-Mexico operations are included in our Mexico Telco segment while the reincorporation costs have been included in the segment defined as Other as they are corporate in nature.

     Bad Debt Expense. Bad Debt expense increased approximately $300,000 between years but decreased as a % of revenues from 4% to 3%. The principal reason for the improved bad debt expense as a percentage of revenues was the increase in network management services revenues between years.

     Depreciation and Amortization. Depreciation and amortization rose approximately $1.2 million, or 208%, and rose as a percentage of revenues from 4% to 5% between years. From July 31, 1997 through July 31, 1998, we acquired approximately $7.9 million in equipment. Approximately $4.6 million of these assets were acquired through capital lease arrangements. The majority of the assets consisted of equipment that added capacity to our existing international network infrastructure, and intelligent coin telephones that were installed in Mexico. Approximately $1.4 million in fixed assets were acquired subsequent to July 31, 1997 with the acquisition of Computel. We also recorded $2.8 million of goodwill during 1998 associated with the purchase of Computel, which is being amortized over a forty-year period.

     Operating Loss. Our operating loss improved $736,000 to approximately $3.5 million for 1998. Increased revenue levels and improved gross margins more than offset increases in selling, general and administrative expenses and depreciation and amortization, allowing for the improvement.

     Other Income (expense). Other income (expense) rose approximately 230%, or $1.1 million, between years. This increase was due almost exclusively to increased interest expense levels. During 1998, we incurred capital lease obligations of approximately $4.6 million related to the purchase of equipment mentioned above, and issued notes payable in the amount of approximately $3.1 million.

     Net income (loss). Net loss increased from approximately $4.7 million to approximately $5.1 million due primarily to increased depreciation and amortization and increased interest expenses, offset to some extent by increased revenues, increased gross margin dollars and improved SG&A as a % of revenues.

Year Ended July 31, 1997 Compared to Year Ended July 31, 1996

     Operating Revenues. Operating revenues increased approximately $2.8 million or 20%, due mainly to increased revenues from call services. Approximately $1.4 million of revenues in fiscal 1996 were attributable to the sale and installation of a large network in Mexico to one of Mexico's largest milk producers. Subsequent to completing the sale and installation of the network, we began recognizing monthly revenues from the management of the network. The sale and installation of such a large network is not considered to be of a recurring nature by Us; however, management of this and other networks is considered to be a recurring source of revenues for Us. GlobalSCAPE had revenue of $500,000 in fiscal 1997, representing less than 4% of our consolidated revenue.

     Operating revenues from call services increased 29%, or approximately $3.2 million, due almost entirely to increased call volumes from international call services provided from hotels and resorts in Jamaica, increased call volumes attributable to our Brazilian calling card product, and the inclusion of Computel's revenues attributable to call services provided by Computel during the last quarter of fiscal 1997 (which represented approximately $1.4 million of consolidated revenues in fiscal 1997). Revenues from international calls originating in Mexico increased 5%, while call volumes and related revenues from calls originating in Mexico and from calls originating and terminating domestically within the U.S. remained relatively constant between periods. Although we continued to install Charge-a-Call telephones in Mexico throughout fiscal 1997, the number of calls per phone decreased slightly. We believe this was due to increasing costs to the consumer. We began to lower the price per call to the consumer from certain telephones in the first quarter of fiscal 1998 based on the decrease in our cost of providing these calls through our agreement with Investcom. The increased volume of calls relating to Jamaica and Brazil increased the number of international calls processed by us as compared to domestic calls processed entirely within the United States. Because international calls typically generate higher revenues on a per call basis than domestic calls, the average revenue per completed call processed by Us increased from $14.93 for fiscal 1996 to $17.88 for fiscal 1997.


     Excluding the previously mentioned $1.4 million of revenues, revenues from network management services increased approximately $596,000, or 67%. This increase was largely due to recurring revenues from the Mexican milk producer and Investcom commencing in the early and latter part, respectively, of fiscal 1997.
     In fiscal 1997, all of our revenues were included as external revenues in our U.S. Telco results with the exception of approximately $564,000 included in our Internet e-commerce segment and approximately $1.9 million included in our Mexico Telco results. The approximate $1.9 million consisted of approximately $200,000 of private network revenues, $1.4 million of direct dial revenues and approximately $300,000 of call services revenues.


     Cost of Services. Cost of services increased approximately $2.0 million, or 18%, resulting in an increase in our overall gross margin from 20% in fiscal 1996 to 21% in fiscal 1997. If the approximately $1.4 million in revenues and the $960,000 in costs related to the sale and installation of the network to the Mexican milk producer were excluded from our results for fiscal 1996, our gross profit percentage would have been 18% for fiscal 1996. The increase in cost of services was primarily attributable to the increased volume of calls handled by us from Jamaica to the U.S. and from the U.S. to Brazil, included in our U.S. Telco segment and the inclusion of Computel's cost of services for the last quarter of fiscal 1997, as included in our Mexico Telco segment, and rising costs associated with transporting calls from Mexico to our Switching/Operator Facility in San Antonio, Texas. These increased origination costs have been captured in both our U.S. Telco and Mexico Telco segments. Although Telmex officially lost its status as a monopoly on August 10, 1996, Investcom was not allowed connectivity to Telmex's local network in Mexico until January 1997 and did not have the switch capacity in Mexico to process our traffic until May 1997. As a result, were unable to commence processing any of our traffic at lower per-minute costs until May 1997. Subsequent to May 1997, the public phones serviced by us in Mexico were frequently only able to access our operator center utilizing a cellular connection, since local connectivity had not yet been provided by Telmex. This added a per-minute air time charge to our cost of transmitting calls from Mexico, resulting in a decline in the gross profit margin on international calls transmitted from our public phones in Mexico.


     Selling, General and Administrative Expenses.   SG&A expenses rose 63%, or
approximately $2.4 million between years. If the revenues related to the sale and installation of the network to the Mexican milk producer in fiscal 1996 were excluded, SG&A expenses would have increased as a percentage of overall revenues from 29% to 32%. The increase in SG&A expense is almost entirely due to expanded operations within Mexico and the inclusion of Computel's SG&A expense for the last quarter of fiscal 1997. These costs are included in our Mexico Telco segment. ATSI-Mexico had less than five employees at the beginning of fiscal 1996 as compared to 36 employees at the end of fiscal 1997. Computel operates 134 casetas in approximately 72 cities throughout Mexico, and has approximately 430 employees.

     Bad Debt Expense. Bad debt expense increased approximately $180,000 between years and remained flat as a percentage of revenues at 4%. We incurred greater bad debt expense due to the higher revenue levels between years.

     Depreciation and Amortization. Depreciation and amortization increased approximately $310,000, or 110%, due primarily to approximately $2.1 million in fixed asset additions principally for the development of our teleport facilities in San Antonio, Texas, Cancun and Mexico City, Mexico, and San Jose, Costa Rica; the acquisition of intelligent payphones; and the inclusion of Computel's depreciation attributable to the acquisition of Computel.

     Other income (expense). Other income (expense) increased to a net expense of approximately $445,000 primarily as a result of interest expense incurred on capital lease obligations and convertible notes issued in 1997.


     Net income (loss).   The net loss increased from approximately $2.2 million
for the year ended 1996 to approximately $4.7 million for the year ended July 31, 1997 primarily as a result of increased SG&A expense and increased interest expense between years.

Liquidity and Capital Resources

     Because we did not produce sufficient gross margin dollars to cover our selling, general and administrative costs, we generated negative cash flows from operations during the year ended July 31, 1999 of approximately $3.6 million. This shortfall includes the $1.5 million provision for specific accounts receivable generated during the year for which we may not receive any funds.

     Our payable and accrued liability position increased from July 31, 1998 to July 31, 1999 as we often utilized cash flows produced from financing activities to pay down debt and capital lease obligations before paying vendors or suppliers of services. As a result we have not always paid all of our suppliers on time. Some of these suppliers are critical to our operations. These suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future. Our ability to continue to make payments to these suppliers is dependent on our ability to continue to raise additional capital and improve our cash flows from operations.

     When possible, we arranged capital lease obligations in order to obtain equipment necessary to expand or maintain our operations. During fiscal 1999, we were able to secure long-term capital lease arrangements of $2.0 million from NTFC Capital Corporation to cover the acquisition of our Nortel DMS 250/300 switch and $900,000 from Bank Boston Leasing to cover the cost of ATM equipment needed to upgrade our network to a packet-switching environment. As of July 31, 1999 we have only utilized approximately $500,000 of the Bank Boston Leasing facility. During the year ended July 31, 1999 we acquired approximately $1.0 million in equipment which was not financed. The majority of this equipment was used to maintain or upgrade our network between the U.S. and Mexico.

     In January 1999, GlobalSCAPE purchased the rights to the source code for CuteFTP, its flagship product. Terms of the purchase called for a cash payment of approximately $171,000, which Our financed through a bank note of $180,000 at an interest rate of prime plus 1%, and twelve monthly payments of principal and interest of $63,000 beginning February 1999. The terms of the note called for principal and interest payments over a two-year period, comprised initially of twelve monthly principal payments of $5,000 plus interest to be followed by twelve monthly principal payments of $10,000 plus interest. GlobalSCAPE paid the monthly amounts owed for these obligations out of recurring cash flows produced from its operations during fiscal 1999, and management anticipates that it will continue to be able to do so during the next fiscal year.

     In addition to the financing by GlobalSCAPE, we borrowed $250,000 from officers and directors of ATSI that was used for working capital purposes. As of July 31, 1999, a total of $100,000 remained outstanding to two of our officers.

     During 1999, we stopped factoring a portion of our receivables. At that point, we had accumulated an approximate $319,000 balance due to the factoring company. As of July 31, 1999 approximately $137,000 remains outstanding on this balance, which is being paid monthly from cash generated by our call services business.

     We paid approximately $941,000 toward our capital lease obligations during fiscal 1999. In an effort to reduce our cash outflows, in May 1999 we restructured our capital lease obligation with IBM de Mexico, extending payment of the total obligation over a forty-eight (48) month period. Monthly payments due under the facility with NTFC Capital Corporation are deferred until January 2000.

     In an effort to improve our working capital position, we raised approximately $4.2 million from March 1999 through July 1999, net of issuance costs, in private placements of preferred stock, and another $302,000 in a private placement of common stock. Exercises of warrants and options during fiscal 1999 generated an additional approximate $1.3 million in cash proceeds during the year. The majority of the proceeds from these private placements and warrant and option exercises were used to pay vendors and suppliers of services. As noted in note 8 to our consolidated financial statements these private placements consisted of Series A, B and C preferred stock which convert to common stock at a discount to market. See Note 8 of our Form 10-K/A for the material terms of these various issuances.

     The net result of our operating, investing and financing activities during the year was a working capital deficit at July 31, 1999 of approximately $6.9 million and cash on hand of approximately $379,000. Our current liabilities as of July 31, 1999 are approximately $12 million. Included in our current obligations, net of the associated debt discount, are notes payable of $2.2 million which will be due and payable, along with accrued interest of approximately $760,000 in March 2000. Additionally we have approximately $1.4 million of current capital leases and approximately $7.4 million of accounts payable and accrued liabilities. In order for us to meet all of our current obligations it will be necessary for us to raise additional capital through debt or equity financings.

     Although we generated cash flows from financings in excess of $6.2 million during fiscal 1999, these proceeds were not sufficient to cover the net cash used in operations, capital expenditures and debt service requirements of approximately $6.9 million incurred during the year. As planned, we shifted our focus during the year away from traffic generated outside of our core market of Mexico, and focused on generating and transporting traffic over our own international network infrastructure in order to produce better cash flow results. The result was an increase in wholesale network transport traffic
flowing over our network.   Overall, network services contributed approximately
56% of overall corporate revenues during the year, as opposed to approximately 39% in fiscal 1998. However, market pressures caused the price at which wholesale network transport services could be sold to decline approximately 40%
during fiscal 1999.   Although we were able to reduce our costs associated with
transporting the traffic, we produced less dollars of gross margin on a per minute basis than it had in fiscal 1998. GlobalSCAPE's gross margins increased during the year with the purchase of the source code to CuteFTP, but on a consolidated basis we were unable to generate the gross margin dollars necessary to cover SG&A costs and all of our debt service requirements.

     As of October 1999, we are continuing to experience market pressures on our wholesale network transport services business. In order to produce better cash flows, we must focus on keeping our international network between Mexico and the U.S. optimally utilized with a blend of retail and wholesale traffic. Because we upgraded our network during fiscal 1999 to an ATM packet-switching environment, we feel that we can transport traffic as efficiently as possible in an effort to minimize costs. However, we anticipate that pricing pressures will continue in our wholesale transport market, so it will focus our efforts on implementing a retail strategy which targets the growing and underserved Latino markets in both the U.S. and Mexico. Although management does not expect improved results from this effort until the latter stages of fiscal 2000, it believes that our retail strategy combined with the deployment of leading edge technology for communications transport will ultimately bring about improved profitability and sustainable growth in the future.

     In the near term, we must continue to manage our costs of providing services and overhead costs as it begins focusing on optimizing use of our network. We have applied for a long distance concession in Mexico which, if obtained, we believe will eventually allow us to significantly reduce our cost of transporting services. In order for it to significantly reduce costs with the concession, we would need to purchase a significant amount of hardware and software, allowing it to expand and operate our own network in Mexico.

     Until we are able to produce positive cash flows from operations in an amount sufficient to meet our debt service and capital expenditure requirements, we must be able to access debt and/or equity capital to assist us in doing so, although no assurance may be given that it will be able to do so. In September 1999, we issued approximately $500,000 of 6% Series C Preferred Stock on terms substantially similar to those of the Series B Preferred Stock. The terms of the series C preferred stock and the related warrants include many potentially adverse effects for us and our shareholders as described in the Risk Factors section of this Form 10-K/A. However, as described in our risk factor captioned, "If we do not raise additional capital, we may go out of business," we are not able to raise funds on terms as favorable as those available to profitable companies. At the time these issuances were made, we needed funds to continue operations and were not able to find financing on more favorable terms. Our board of directors believed it to be in the best interest of the shareholders to raise the funds needed to continue operations.

     In an effort to meet our financial needs going forward, we have engaged the investment banking firm of Gerard, Klauer Mattison & Co. ("GKM"). GKM will assist us in finding and securing financial and strategic relationships. We have also engaged the investment banking firm of SunTrust Equitable Securities to assist us in, among other things, raising private or public funds for GlobalSCAPE. However, there can be no assurance that such funds will be raised.

Inflation/Foreign Currency

     Inflation has not had a significant impact on our operations. With the exception of direct dial services from our casetas and coin operated public telephones, almost all of our revenues are generated and collected in U.S. dollars. Direct dial services from our casetas and public telephones are generally provided on a "sent-paid" basis at the time of the call in exchange for cash payment, so we do not maintain receivables on our books that are denominated in pesos. In an effort to reduce foreign currency risk, We attempts to convert pesos collected to U.S. dollars quickly and attempts to maintain minimal cash balances denominated in pesos. Some expenses related to certain services provided by us are incurred in foreign currencies, primarily Mexican pesos. The devaluation of the Mexican peso over the past several years has not had a material adverse effect on our financial condition or operating results.

Seasonality

     Our call service revenues are typically higher on a per phone basis during January through July, the peak tourism months in Mexico.

Year 2000 Compliance

     We initiated a program to identify and address issues associated with the ability of our date-sensitive information, telephony and business systems to properly recognize the year 2000 in order to avoid interruption of the operation of these systems at the turn of the century. This program is being conducted by our Management Information Systems group, which is coordinating the efforts of internal resources as well as third party vendors in making all of the necessary changes for all management systems and product related infrastructure for our divisions and subsidiaries. We believes we are 96% complete in achieving Year 2000 readiness, and will be Year 2000 ready by November 30, 1999. The only significant remaining item is an outstanding issue related to the payroll systems of our Mexican subsidiaries. We expect to avoid disruption of our owned information, telephony and business systems as a result of these efforts. However, we must rely on the representations and warranties of third parties, including domestic U.S. and foreign carriers of our traffic, in testing for readiness for year 2000 issues and cannot ensure compliance by these parties.
We have developed contingency plans in areas where we believe there is any significant risk or where a third party has not adequately responded to our inquiries, which includes transitions to other providers.

     We believe that a worst case scenario resulting from a Year 2000 related failure would be a temporary disruption of normal business operations. Based upon the work completed to date, we believe that such an occurrence is unlikely. However, as stated above, we are relying on representations and warranties of third parties that are beyond our control. A disruption of business operations could have a material adverse effect on our financial performance.

     We have expended approximately $100,000 in our Year 2000 program to date, and do not expect to experience any material additional cost.

     Market Risk

     We are subject to several market risks. Specifically, we face commodity price risks, equity price risks and foreign currency exchange risk.

     Certain of our businesses, namely wholesale carrier services, operate in an extremely price sensitive environment. The wholesale business over the past twelve months has seen significant reductions in the price per minute charged for transporting minutes of traffic. While we have been able to withstand these pricing pressures, certain of our competitors are much larger and greater positioned to continue to withstand these price reductions. Our ability to further absorb these price reductions may be dependent on our ability to further reduce our costs of transporting these minutes.

     Until such time as we are able to consistently produce positive cash flows from operations it will be dependent on our ability to continue to access debt and equity sources of capital. While recent history has shown us capable of raising equity sources of capital; future equity financings and the terms of those financings will be largely dependent on our stock price, our operations and the future dilution to our shareholders.

     We face two distinct risks related to foreign currency exchange risk; transaction risk and translation risk.

     As previously discussed under the caption "Inflation", we face risks related to certain of our revenue streams, namely, direct dial or integrated prepaid services from our own Mexican communication centers and payphones and the transacting of business in pesos as opposed to U.S. dollars. Historically, we have been able to minimize foreign currency exchange risk by converting from pesos to U.S. dollars quickly and by maintaining minimal cash balances denominated in pesos. As we grow our retail business in Mexico it is likely that we will face increasing foreign currency transaction risks.

     Historically, we have recorded foreign currency translation gains/losses due to the volatility of the peso exchange rate as compared to the U.S. dollar over time. We anticipate we will continue to experience translation gains/losses in our assets and liabilities, specifically in fixed assets which are accounted for at historical pesos amounts on the books of our Mexican subsidiaries but converted to U.S. dollars for consolidation purposes at current exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Consolidated Financial Statements of American TeleSource International, Inc. and
Subsidiaries

Report of Independent Public Accountants.......................................................... 42

Consolidated Balance Sheets as of July 31, 1998 and 1999.......................................... 43

Consolidated Statements of Operations for the Years Ended July 31, 1997, 1998 and 1999............ 44

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended July 31, 1997,
1998 and 1999..................................................................................... 45

Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 1997, 1998 and 1999.. 46

Consolidated Statements of Cash Flows for the Years Ended July 31, 1997, 1998 and 1999............  47

Notes to Consolidated Financial Statements........................................................  48

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of American TeleSource International, Inc.:


We have audited the accompanying consolidated balance sheets of American TeleSource International, Inc. (a Delaware corporation) and subsidiaries (ATSI) as of July 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years ended July 31, 1997, 1998 and 1999. These financial statements are the responsibility of our management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that ATSI will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, ATSI has a working capital deficit, has suffered recurring losses from operations since inception, has negative cash flows from operations and has limited capital resources available to support further development of its operations. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts including goodwill and other intangibles or the amount and classification of liabilities that might result should It be unable to continue as a going concern.


                                         /s/ ARTHUR ANDERSEN LLP



San Antonio, Texas
October 5, 1999

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)


                                                                                                    July 31,
                                                                                  -------------------------------------
                                                                                     1998                       1999
                                                                                  ----------                 ----------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                        $    1,091                 $      379
 Accounts receivable, net of allowance of $209 and $1,600, respectively                3,748                      3,693
 Prepaid expenses and other                                                              844                        987
                                                                                  ----------                 ----------
     Total current assets                                                              5,683                      5,059
                                                                                  ----------                 ----------

PROPERTY AND EQUIPMENT (At cost):                                                     14,233                     16,669
 Less - Accumulated depreciation and amortization                                     (2,418)                    (4,713)
                                                                                  ----------                 ----------
     Net property and equipment                                                       11,815                     11,956
                                                                                  ----------                 ----------
OTHER ASSETS, net
 Goodwill, net                                                                         5,091                      5,032
 Contracts, net                                                                        1,173                        703
 Trademarks, net                                                                           -                        789
 Other assets                                                                            489                        615
                                                                                  ----------                 ----------
     Total assets                                                                 $   24,251                 $   24,154
                                                                                  ==========                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                 $    5,683                 $    4,164
 Accrued liabilities                                                                   2,113                      3,239
 Current portion of notes payable                                                        688                        961
 Current portion of convertible long-term debt                                             -                      1,942
 Current portion of obligations under capital leases                                   2,351                      1,430
 Deferred revenue                                                                        535                        233
                                                                                  ----------                 ----------
     Total current liabilities                                                        11,370                     11,969
                                                                                  ----------                 ----------
LONG-TERM LIABILITIES:
 Notes payable, less current portion                                                     719                        312
 Convertible long-term debt, less current portion                                      1,604                          -
 Obligations under capital leases, less current portion                                2,941                      5,523
 Other                                                                                   530                        213
                                                                                  ----------                 ----------
     Total long-term liabilities                                                       5,794                      6,048
                                                                                  ----------                 ----------
COMMITMENTS AND CONTINGENCIES: (See Note 13)

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, no shares issued and outstanding at July 31, 1998
    24,145 shares issued and outstanding at July 31, 1999                                  -                          -
    Series B Cumulative Convertible Preferred Stock, 2,000 shares authorized, no shares issued and outstanding at July 31, 1998
    2,000 shares issued and outstanding at July 31, 1999                                   -                          -
 Common stock, $0.001 par value, 100,000,000 shares authorized,
      45,603,566 issued and outstanding at July 31, 1998
      48,685,287 issued and outstanding at July 31, 1999                                  46                         49
 Additional paid in capital                                                           22,248                     29,399
 Accumulated deficit                                                                 (14,396)                   (21,987)
 Deferred compensation                                                                  (667)                      (466)
 Other comprehensive income                                                             (144)                      (858)
                                                                                  ----------                 ----------
     Total stockholders' equity                                                        7,087                      6,137
                                                                                  ----------                 ----------
     Total liabilities and stockholders' equity                                   $   24,251                 $   24,154
                                                                                  ==========                 ==========
The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                                             For the Years Ended July 31,
                                                                     1997                1998                1999
                                                                 -----------         ------------        -----------
OPERATING REVENUES:
  Network management services                                    $     1,698         $     13,362        $    19,250
  Call services                                                       12,545               13,547              6,602
  Direct dial services                                                 1,421                6,085              6,024
  Internet e-commerce                                                    564                1,526              2,642
                                                                 -----------         ------------        -----------

     Total operating revenues                                         16,228               34,520             34,518
                                                                 -----------         ------------        -----------
OPERATING EXPENSES:
  Cost of services                                                    12,792               22,287             21,312
  Selling, general and administrative                                  6,312               12,853             12,652
  Bad debt expense                                                       735                1,024              2,346
  Depreciation and amortization                                          591                1,822              3,248
                                                                 -----------         ------------        -----------

     Total operating expenses                                         20,430               37,986             39,558
                                                                 -----------         ------------        -----------

OPERATING LOSS                                                        (4,202)              (3,466)            (5,040)

OTHER INCOME (EXPENSE):
  Interest income                                                         27                   76                 59
  Other income                                                            68                   32                  -
  Other expense                                                          (27)                 (24)               (10)
  Interest expense                                                      (513)              (1,573)            (1,745)
                                                                 -----------         ------------        -----------

     Total other income (expense)                                       (445)              (1,489)            (1,696)
                                                                 -----------         ------------        -----------

LOSS BEFORE INCOME TAX EXPENSE
   AND MINORITY INTEREST                                              (4,647)              (4,955)            (6,736)

FOREIGN INCOME TAX EXPENSE                                                 -                 (139)                 -
MINORITY INTEREST                                                        (48)                   -                  -
                                                                 -----------         ------------        -----------

NET LOSS                                                             ($4,695)             ($5,094)           ($6,736)

LESS: PREFERRED STOCK DIVIDENDS                                            -                    -               (855)
                                                                 -----------         ------------        -----------

NET LOSS TO COMMON SHAREHOLDERS                                      ($4,695)             ($5,094)           ($7,591)
                                                                 ===========         ============        ===========

BASIC AND DILUTED LOSS PER SHARE                                      ($0.18)              ($0.12)            ($0.16)
                                                                 ===========         ============        ===========

WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                                          26,807               41,093             47,467
                                                                 ===========         ============        ===========

             The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (In thousands)

                                                                                 For the Years Ended July 31,
                                                             --------------------------------------------------------------------
                                                                1997                      1998                           1999
                                                             --------                  ----------                    -----------
Net loss                                                      ($4,695)                     ($5,094)                      ($7,591)

   Other comprehensive income (loss), net of tax:

   Foreign currency translation adjustments                       $12                        ($160)                        ($714)
                                                             --------                    ---------                    ----------
Comprehensive loss to common stockholders                     ($4,683)                     ($5,254)                      ($8,305)
                                                             ========                   ==========                    ==========




    The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.

                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (in thousands)

                                                           Preferred Shares        Common Stock            Additional    Accumulated
                                                          ------------------  ---------------------
                                                           Shares    Amount    Shares       Amount      Paid in Capital    Deficit
                                                          --------  --------  --------     --------    ----------------- -----------
BALANCE, July 31, 1996                                        -       $    -       23,775     $  6,288     $               ($4,607)
  Issuances of common shares for cash                         -            -        5,760        4,736
  Conversion of convertible debt to common shares             -            -        3,812        1,967
  Issuance of common shares for acquisition                   -            -        2,716        1,847
  Issuances of common shares for services                     -            -          925          154
  Deferred compensation                                       -            -            -        1,394
  Compensation expense
  Warrants issued with convertible long term debt             -            -            -          990
  Cumulative effect of translation adjustment                 -            -            -
  Net loss                                                    -            -            -                                   (4,695)
                                                           ----       ------       ------     --------     --------       --------
BALANCE, July 31, 1997                                        -            -       36,788     $ 17,375                     ($9,302)
  Issuances of common shares for cash                         -            -        5,500        3,496
  Issuances of common shares for reduction in indebtedness    -            -        2,871        1,076
  Conversion of convertible debt to common shares             -            -          200          100
  Issuances of common shares for services                     -            -          245          246
  Compensation expense                                        -            -            -
  Cumulative effect of translation adjustment                 -            -            -
  Exchange of common shares for common stock                  -            -            -      (22,248)      22,248
  Net loss                                                    -            -            -                                   (5,094)
                                                           ----       ------       ------     --------     --------       --------
BALANCE, July 31, 1998                                        -            -       45,604     $     46     $ 22,248       ($14,396)
  Issuances of common shares for cash                         -            -        2,706            3        1,637
  Issuances of common shares for services                     -            -           96                        40
  Issuances of common shares for acquisition                  -            -          279                       179
  Issuances of preferred stock                               26            -            -                     4,176
  Deferred compensation                                       -            -            -                       344
  Dividend expense                                            -            -            -                                      (80)
  Amortization of equity discount                             -            -            -                       775           (775)
  Compensation expense                                        -            -            -
  Cumulative effect of translation adjustment                 -            -            -
  Net loss                                                    -            -            -                                   (6,736)
                                                           ----       ------       ------     --------     --------       --------
BALANCE, July 31, 1999                                       26            -       48,685     $     49     $ 29,399       ($21,987)
                                                           ====       ======       ======     ========     ========       ========
                                                              Cumulative                    Total
                                                             Translation     Deferred   Stockholders'

                                                              Adjustment   Compensation    Equity
                                                            ------------- -------------- ------------
BALANCE, July 31, 1996                                          $    4          ($55)        $ 1,630
  Issuances of common shares for cash                                                          4,736
  Conversion of convertible debt to common shares                                              1,967
  Issuance of common shares for acquisition                                                    1,847
  Issuances of common shares for services                                                        154
  Deferred compensation                                                       (1,394)              0
  Compensation expense                                                           295             295
  Warrants issued with convertible long term debt                                                990
  Cumulative effect of translation adjustment                       12                            12
  Net loss                                                                                    (4,695)
                                                                ------       -------         -------
BALANCE, July 31, 1997                                          $   16       ($1,154)        $ 6,936
  Issuances of common shares for cash                                                          3,496
  Issuances of common shares for reduction in indebtedness                                     1,076
  Conversion of convertible debt to common shares                                                100
  Issuances of common shares for services                                                        246
  Compensation expense                                                           487             487
  Cumulative effect of translation adjustment                     (160)                         (160)
  Exchange of common shares for common stock                                                       0
  Net loss                                                                                    (5,094)
                                                                ------       -------         -------
BALANCE, July 31, 1998                                           ($144)        ($667)        $ 7,087
  Issuances of common shares for cash                                                          1,640
  Issuances of common shares for services                                                         40
  Issuances of common shares for acquisition                                                     179
  Issuances of preferred stock                                                                 4,176
  Deferred compensation                                                         (344)              0
  Dividend expense                                                                               (80)
  Amortization of equity discount                                                                  0
  Compensation expense                                                           545             545
  Cumulative effect of translation adjustment                     (714)                         (714)
  Net loss                                                                                    (6,736)
                                                                ------       -------         -------
BALANCE, July 31, 1999                                           ($858)        ($466)        $ 6,137
                                                                ======       =======         =======

      The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                           For the Years Ended July 31,

                                                                            1997                     1998                   1999
                                                                       -------------             -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                ($4,695)                 ($5,094)               ($6,736)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                            591                    1,822                  3,248
     Amortization of debt discount                                             87                      307                    346
     Deferred compensation                                                    295                      487                    545
     Provision for losses on accounts receivable                              735                    1,024                  2,346
     Minority interest                                                         48                        -                      -
     Changes in operating assets and liabilities-
       Increase in accounts receivable                                     (1,983)                  (2,723)                (2,207)
       (Increase) decrease in prepaid expenses and other                     (849)                     197                 (1,632)
       Increase (decrease) in accounts payable                             (1,025)                   3,479                 (1,139)
       Increase (decrease) in accrued liabilities                             884                     (192)                 1,857
       Increase (decrease) in deferred revenue                                378                       71                   (191)
       Other                                                                    4                        -                      -
                                                                     -------------            -------------          -------------
Net cash used in operating activities                                      (5,530)                    (622)                (3,563)
                                                                     -------------            -------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (590)                  (3,297)                  (956)
  Acquisition of business, net of cash acquired                                73                   (2,112)                  (171)
  Payments received on notes receivable                                       101                        -                      -
                                                                     -------------            -------------          -------------
Net cash used in investing activities                                        (416)                  (5,409)                (1,127)
                                                                     -------------            -------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                           3,632                    2,547                    437
   Net increase (decrease) in short-term borrowings                           281                      353                   (488)
   Payments on debt                                                             -                   (1,141)                  (679)
   Capital lease payments                                                    (401)                  (1,044)                  (941)
   Payments on long-term liabilities                                            -                      (67)                  (123)
   Proceeds from issuance of preferred stock,
     net of issuance costs                                                      -                        -                  4,176
   Proceeds from issuance of common stock,
     net of issuance costs                                                  3,699                    4,553                  1,596
                                                                     -------------            -------------          -------------
Net cash provided by financing activities                                   7,211                    5,201                  3,978
                                                                     -------------            -------------          -------------

NET INCREASE (DECREASE) IN CASH                                             1,265                     (830)                  (712)

CASH AND CASH EQUIVALENTS, beginning of period                                656                    1,921                  1,091
                                                                     -------------            -------------          -------------

CASH AND CASH EQUIVALENTS, end of period                                  $ 1,921                 $  1,091               $    379
                                                                     =============            =============          =============

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements are those of American TeleSource International, Inc. and our subsidiaries ("ATSI" or the "Company"). We were formed on June 6, 1996 under the laws of the state of Delaware for the express purpose of effecting a "Plan of Arrangement" with American TeleSource International, Inc., which was incorporated under the laws of the province of Ontario, Canada (hereinafter referred to as "ATSI-Canada"). The Plan of Arrangement called for the stockholders of ATSI-Canada to exchange their shares on a one-for-one basis for shares of ATSI. On April 30, 1998, shareholders of ATSI-Canada approved the Plan of Arrangement, and on May 11, 1998, ATSI-Canada became a wholly owned subsidiary of ATSI. ATSI is publicly traded on the OTC Bulletin Board under the symbol "AMTI".

     The accompanying consolidated balance sheet dated July 31, 1998 includes the assets, liabilities and shareholders' equity of ATSI-Canada which were transferred to ATSI on May 11, 1998, and the accompanying statements of operations for the years ended July 31, 1997 and 1998 include the consolidated operations of ATSI-Canada through May 11, 1998.

     In May 1997, ATSI-Canada entered into an agreement to purchase up to 100% of the outstanding shares of Sistema de Telefonia Computarizada, S.A. de C.V. ("Computel"), the largest privately owned operator of casetas (public calling stations) in Mexico. Under the terms of the agreement, ATSI-Canada acquired 55% of the shares of Computel effective May 1, 1997 and the remaining 45% effective August 28, 1997. As ATSI-Canada acquired majority ownership effective May 1, 1997, ATSI has recorded 100% of the net assets and liabilities of Computel as of that date. Our consolidated financial statements for the period May 1, 1997 to July 31, 1997 include the impact of the 45% minority ownership interest. For the years ended July 31, 1998 and July 31, 1999, our consolidated financial statements include 100% of the activities of Computel.

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

     Through our subsidiaries, we provide retail and wholesale communications services within and between the United States and select markets within Latin America. Utilizing a framework of licenses, interconnection and service agreements, network facilities and distribution channels, we aims to provide U.S standards of reliability to Mexico and other markets within Latin America which have historically been underserved by telecommunications monopolies. As of July 31, 1999, our operating subsidiaries are as follows:

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

     American TeleSource International de Mexico, S.A. de C.V.
     ---------------------------------------------------------
          ("ATSI-Mexico" a Mexican corporation)
          -------------------------------------

     ATSI-Mexico owns and operates coin-operated public telephones in Mexico. Utilizing our 20-year comercializadora license, ATSI purchases telephone lines and resells local, long distance and international calls from public telephones connected to the lines. Direct dial calls may be made from the telephones using pesos or quarters, and users may use the services of ATSI-Texas to place calls to the U.S. by billing calls to valid third parties, credit cards or calling cards.

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

     Sinfra (a Mexican corporation)
     -------------------------------

     Utilizing our 20-year Teleport and Satellite Network license, Sinfra owns and operates our teleport facilities in Cancun, Monterrey and Mexico City, Mexico. These facilities are used for the provision of international private network services. Sinfra also owns a 15-year Packet Switching Network license.

     TeleSpan, Inc. ("TeleSpan" a Texas corporation)
     -----------------------------------------------

     TeleSpan owns and operates our teleport facilities in the United States and Costa Rica. TeleSpan contracts with U.S. based entities and carriers seeking facilities or increased capacity into Mexico, Costa Rica, El Salvador and Guatemala. For network services into Mexico, TeleSpan utilizes facilities owned by Sinfra.

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

     2. FUTURE OPERATIONS, LIQUIDITY, CAPITAL RESOURCES AND VULNERABILITY DUE TO CERTAIN CONDITIONS

     The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to July 31, 1999, we have incurred cumulative net losses of $21.9 million. Further, we had a working capital deficit of $5.7 million at July 31, 1998 and $6.7 million at July 31, 1999. Further, we had negative cash flows from operations of $5.5 million, $.6 million and $3.6 million for the years ended July 31, 1997, 1998 and 1999, respectively. We have limited capital resources available to us, and these resources may not be available to support our ongoing operations until such time as we are able to generate positive cash flow from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

     We are likely to require additional financial resources in the near term and could require additional financial resources in the long-term to support our ongoing operations. We have retained various financial advisers to assist us in refining our strategic growth plan, defining our capital needs and obtaining the funds required to meet those needs. The plan includes securing funds through equity offerings and entering into lease or long-term debt financing agreements to raise capital. There can be no assurances, however, that such equity offerings or other financing arrangements will actually be consummated or that such funds, if received, will be sufficient to support existing operations until revenue levels are achieved sufficient to generate positive cash flow from operations. If we are not successful in completing additional equity offerings or entering into other financial arrangements, or if the funds raised in such stock offerings or other financial arrangements are not adequate to support Us until a successful level of operations is attained, we have limited additional sources of debt or equity capital and would likely be unable to continue operating as a going concern.


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

     Revenue Recognition Policies
     ----------------------------

     We recognize revenue from our call services and direct dial services as such services are performed, net of unbillable calls. Revenue from network management service contracts is recognized when service commences for service commencement fees and monthly thereafter as services are provided. We recognize revenue from equipment sales when the title for the equipment transfers to the customer and from equipment installation projects when they are completed. Revenues related to our Internet product are recognized at the point of delivery, as we bear no additional obligation beyond the provision of our software product other than post-contract customer service.

     Foreign Currency Translation
     ----------------------------

     Until January 1, 1999, Mexico's economy was designated as highly inflationary. Generally Accepted Accounting Principles, "GAAP" require the functional currency of highly inflationary economies to be the same as the reporting currency. Accordingly, the consolidated financial statements of ATSI-Mexico and Computel, whose functional currency is the peso, were remeasured from the peso into the U.S. dollar for consolidation. Monetary and nonmonetary assets and liabilities were remeasured into U.S. dollars using current and historical exchange rates, respectively. The operating activities of ATSI-Mexico and Computel were remeasured into U.S. dollars using a weighted-average exchange rate. The resulting translation gains and losses were charged directly to operations. As of January 1, 1999, Mexico's economy was deemed to be no longer highly inflationary. According to GAAP requirements the change from highly inflationary to non-highly inflationary requires that the nonmonetary assets be remeasured using not the historical exchange rates, but the exchange rate in place as of the date the economy changes from highly inflationary to non-highly inflationary. As such, our non-monetary assets in ATSI-Mexico and Computel have been remeasured using the exchange rate as of January 1, 1999. Subsequent to January 1, 1999, monetary assets and non-monetary assets are translated using current exchange rates and operating activity of ATSI-Mexico and Computel are remeasured in to U.S. dollars using a weighted average exchange rate. The effect of these translation adjustments are reflected in the cumulative translation account shown in equity.

     Accounts Receivable
     -------------------

     We utilize the services of credit card processing companies for the billing of commercial credit card calls. We receive cash from these calls, net of transaction and billing fees, generally within 20 days from the dates the calls are delivered. All other calls (calling card, collect, person-to-person and third party billed) are billed under an agreement between a billing clearinghouse and us. This agreement allows ATSI to submit call detail records to the clearinghouse, which in turn forwards these records to the local telephone company to be billed. The clearinghouse collects the funds from the local telephone company and then remits the funds, net of charges, to ATSI. Because this collection process can take up to 90 days to complete, ATSI participates in an advance funding program offered by the clearinghouse whereby 100% of the call records are purchased for 75% of their value within five days of presentment. The remaining 25% value of the call records are remitted to ATSI, net of interest and billing charges and an estimate for uncollectible calls, as the clearinghouse collects the funds from the local telephone companies. Under the advanced funding agreement, the collection clearinghouse has a security interest in the unfunded portion of the receivables as well as future receivables generated by our long distance business. The allowance for doubtful accounts reflects our estimate of uncollectible calls at July 31, 1998 and 1999 and includes $1.5 million of specific accounts identified by our as potentially uncollectible. ATSI currently pays a funding charge of prime plus 4% per annum on the amounts that are advanced to ATSI. Receivables sold with recourse during fiscal years 1997, 1998, and 1999 were $8,530,665, $11,127,221 and $6,138,549 respectively.  At July 31, 1997, 1998 and 1999, $577,256,
$484,381 and $444,398 of such receivables were uncollected, respectively.  See
Note 5 for additional disclosure regarding advanced funding.

     In fiscal 1998, we adopted Statement of Financial Accounting Standards
(SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. The adoption of these statements has not had a material impact on our financial position or results of operations.

     Impuesto al Valor Agregado (Value-Added Tax) ("IVA")
     ----------------------------------------------------

     Our Mexican subsidiaries are required to report a value-added tax related to both purchases and sales of services and assets, for local tax reporting. Accordingly, each subsidiary maintains both an IVA receivable and IVA payable account on their subsidiary ledgers. For consolidated reporting purposes, we net our Mexican subsidiaries IVA receivable and IVA payable accounts as allowed by regulatory requirements in Mexico. For the years ended July 31, 1998 and 1999, this netting of IVA accounts resulted in the elimination of IVA payable and a corresponding reduction in IVA receivable of approximately $197,000 and $1.2 million, respectively.

     Basic and Diluted Loss Per Share
     --------------------------------

     Loss per share was calculated using the weighted average number of common shares outstanding for the years ended July 31, 1997, 1998 and 1999. Common stock equivalents, which consist of the stock purchase warrants and options described in Note 9, were excluded from the computation of the weighted average number of common shares outstanding because their effect was antidilutive. Additionally, we have excluded the convertible preferred stock described in Note 8, from the computation of the weighted average number of common shares outstanding, as their effect will also be antidilutive.

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

     Effective for the fiscal years beginning after July 31, 1996, we follow rules as prescribed under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires an assessment of the recoverability of our investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets are estimated over their remaining useful lives and an impairment loss is recognized when the undiscounted future cash flows are less than the carrying value of such assets. As of July 31, 1999, we have determined that the estimated undiscounted future cash flows associated with our long-lived assets are greater than the carrying value of such assets and that no impairment loss needs to be recognized.

     Goodwill, Trademarks, Contracts and Other Assets
     ------------------------------------------------

     As of the years ended July 31, 1998 and 1999, other assets include goodwill, primarily related to the purchase of Computel, of $5,216,646 and $5,296,646, respectively, net of accumulated amortization of $126,668 and $265,089, respectively. Goodwill is amortized over 40 years. As of July 31, 1998 and 1999 other assets include acquisition costs of $1,417,870, and $1,596,620, respectively, related to our acquisitions of several of our independent marketing representatives, net of accumulated amortization of $244,652, and $893,212, respectively. These acquisition costs are being amortized over the life of the contracts, which approximates three years. As of July 31, 1999, other assets include $898,943 related to the purchase of the rights to

CuteFTP, net of accumulated amortization of $110,352. This trademark is being amortized over an estimated five-year life. Additionally, as of July 31, 1998 and 1999, other assets include approximately $489,000 and $615,000 of other assets, not specifically identified as goodwill, acquisition costs or trademarks. As it relates to SFAS 121, as of July 31, 1999, we have determined that the estimated future cash flows associated with our goodwill and other intangible assets are greater than the carrying value of such assets and that no impairment loss needs to be recognized. For the years ended July 31, 1997, 1998 and 1999, we recorded amortization expense of $55,491, $369,219 and $925,440 respectively related to our other assets.

     Income Taxes
     ------------

     We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the provisions of SFAS 109, we recognize deferred tax liabilities and assets based on enacted income tax rates that are expected to be in effect in the period in which the deferred tax liability or asset is expected to be settled or realized. A change in the tax laws or rates results in adjustments in the period in which the tax laws or rates are changed.

     Statements of Cash Flows
     ------------------------

     Cash payments and non-cash investing and financing activities during the periods indicated were as follows:

                                               For the Years Ended July 31,
                                               ----------------------------
                                                    1997           1998           1999
                                               --------------  -------------  -------------

Cash payments for interest                         $  416,756     $1,349,679     $1,101,771

Cash payments for taxes                            $     -        $  148,097     $     -

Common shares issued for services                  $  153,885     $  246,591     $   40,000

Common shares issued for acquisition of
 Computel and other                                $1,846,569     $     -        $  178,750

Assets acquired in acquisition of Computel         $3,418,753     $     -        $     -

Liabilities assumed in acquisition of
 Computel                                          $4,205,404     $     -        $     -

Conversion of convertible debt to common
 shares                                            $1,966,531     $  100,000     $     -

Capital lease obligations incurred                 $1,521,875     $4,635,693     $     -

Common share subscriptions sold                    $1,113,170     $     -        $   42,500

     For purposes of determining cash flows, we consider all temporary cash investments with an original maturity of three months or less to be cash and cash equivalents.

     New Accounting Pronouncements
     -----------------------------

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components in a full set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of comparative financial statements for earlier periods. The adoption of SFAS No. 130 has resulted in the presentation of comprehensive income (loss) that differs from net income (loss) as presented in the accompanying financial statements to the extent of foreign currency translation adjustments as shown in the accompanying consolidated statements of comprehensive income (loss). Our presentation of our comprehensive income component, foreign currency translation adjustments, is presented net of tax, which is $0 for all periods presented, in light of our current net operating loss carryforward position.

     Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by us:

     Current assets and liabilities: The carrying value approximates fair value due to the short maturity of these items.

     Long-term debt and convertible debt: Since our debt is not quoted, estimates are based on each obligations' characteristics, including remaining maturity, interest rate, credit rating, collateral, amortization schedule and liquidity (without consideration for the convertibility of the notes). We believe that the carrying amount does not differ materially from the fair value.


     4.  PROPERTY AND EQUIPMENT, NET (at cost)

     Following is a summary of our property and equipment at July 31, 1998 and 1999:

                                                          July 31,         July 31,
                                                          --------         --------
                                                            1998             1999
                                                            ----             ----

Telecommunications equipment                            $ 6,084,771      $ 6,476,395
Land and buildings                                          892,507          447,748
Furniture and fixtures                                      882,449          902,873
Equipment under capital leases                            5,585,291        7,758,739
Leasehold improvements                                      281,014          474,748
Other                                                       517,192          608,914
                                                        -----------      -----------
                                                         14,233,224       16,669,417
Less: accumulated depreciation and amortization          (2,418,514)      (4,712,671)
                                                        -----------      -----------
Total - property and equipment, net                     $11,814,710      $11,956,746
                                                        ===========      ===========

     Depreciation expense as reported in our Consolidated Statements of Operations includes depreciation expense related to our capital leases. For the years ended July 31, 1997, 1998 and 1999, we recorded approximately $536,000, $1,453,000 and $2,323,0000, respectively of depreciation expense related to our fixed assets.


     5.   NOTES PAYABLE AND CONVERTIBLE DEBT

Notes Payable
-------------
Notes payable are comprised of the following:                   July 31,
                                                                --------
                                                          1998           1999
                                                          ----           ----
Note payable to a company, see terms below.           $   25,320      $  137,071

Note payable to an individual, see terms below.                -         150,000

Note payable to a bank, see terms below.                       -         150,000

Notes payable to related parties, see terms below.             -         100,000

Note payable to an individual, see terms below.                -         368,768

Notes payable to various banks, see terms below.         416,846          56,878

Notes payable to a company, net of discount, see      ----------      ----------
 terms below.                                            364,803         309,588
                                                      ----------      ----------

                                                      $1,406,969      $1,272,305

                                                      $  688,005      $  960,523
Less: current portion                                 ----------      ----------
                                                      $  718,964      $  311,782
Total non-current notes payable                       ==========      ==========

     During November 1996, we entered into an agreement with a financing company under which we are advanced an additional 13.75% of our receivables sold to a billing clearinghouse, as discussed in Note 3. These advances are typically outstanding for periods of less than 90 days, and are repaid, including accrued interest, by the clearinghouse on behalf of us as our receivables from long distance call services are collected. We were charged 4% per month for these fundings. When the agreement with the financing company expired in November 1998, it was renewed on a month-to-month basis, and we ceased using the factoring arrangement altogether in April 1999 as part of our ongoing effort to minimize costs. The approximate $137,000 outstanding represents advances to be repaid by the clearinghouse to the financing company upon our subsequent collection of our receivables from long distance call services.

     During February 1999, we entered into a note payable with an individual, for working capital purposes, in the amount of $150,000. Interest accrues at an interest rate of 12% per year, principal and interest due at maturity. The note originally matured in May 1999, but we have extended the note with the individual for an additional six months.

     During January 1999, one of our subsidiaries entered into a note payable with a bank in the amount of $180,000 related to our acquisition of a computer software program known as "CuteFTP". (See Note 10). The note calls for principal payments of $5,000 per month for twelve months and $10,000 per month for twelve months. Interest accrues monthly at an interest rate of the Lender's "Prime Rate" plus 1%. At July 31, 1999, the Lender's "Prime Rate" was 8.00%.

     In February 1999, we entered into notes payable with related parties, all of whom were officers or directors of ATSI in the amount of $250,000. The notes accrue interest at a rate of 12% per year until paid in full. As of July 31, 1999, $100,000 of the notes remain outstanding.

     In January 1999, one of our subsidiaries entered into an agreement with an individual related to its acquisition of a computer software program known as "CuteFTP". (See Note 10). The agreement calls for twelve principal and interest payments of $63,000 per month beginning February 28, 1999. We have imputed interest using an interest rate of 12% per annum.

     As of July 31, 1998 and July 31, 1999, we through our acquisition of Computel had approximately $416,846 and $56,878, respectively, of bank notes payable to various banks in Mexico. The notes have interest rates ranging from 8% to 15%, with monthly principal and interest payments of approximately $7,500. The notes mature between October 1999 and December 2015 and are collaterized by the assets of Computel. In the year ended July 31, 1999, we through Computel exchanged certain assets collaterized by the notes for a reduction in our indebtedness. The notes remaining mature during the year ended July 2000.

     During October 1997, we entered into a note payable with a company in the amount of $1,000,000. The note calls for quarterly payments of principal and interest beginning in January 1998 and continuing until October 2004. Interest accrues on the unpaid principal at the rate of 13% per year. We also issued 250,000 warrants to the note holder which carry an exercise price of $3.56 per warrant. These warrants expire in October 2000. The amount of debt discount recorded by us related to the issuance of these warrants was $103,333. The fair value of the warrants was calculated on the date of issuance using an option pricing model with the following assumptions: Dividend yield of 0.0%, expected volatility of 30%, risk-free interest rate of 6.00%, and an expected life of three years. The warrants expire three years from their date of issuance, and are not exercisable for a period of one year after their initial issuance. In January 1998, the noteholder exercised 700,000 warrants at an exercise price of $0.70, unrelated to the warrants noted above, in consideration of a $490,000 reduction of the principal balance outstanding on the note.

Convertible Debt
----------------

     In March and May 1997, we issued $2.2 million in convertible notes, interest at 10%. The principal and interest, which accrues quarterly, is due and payable three years from the date of issuance. The convertible notes convert into fully redeemable preferred stock at our option. In addition, for each $50,000 unit of convertible debt, each holder was issued 108,549 warrants to purchase an equal number of shares of common stock at $0.27 per share. The fair value of the warrants was determined to be $0.37 per share and we assigned $990,000 to the value of the warrants in stockholders' equity. The fair value of the warrants was calculated on the date of issuance using an option pricing model with the following assumptions: Dividend yield of 0.0%, expected volatility of 62%, risk-free interest rate of 6.35%, and an expected life of three years. The warrants expire three years from their date of issuance, and were not exercisable for a period of one year after their initial issuance. We have recorded the $990,000 as debt discount and is amortizing the discount over the term of the debt based on the effective interest method. Principal outstanding as of July 31, 1998 and July 31, 1999, net of debt discount, was $1,603,802 and $1,942,614, respectively. All of the outstanding principal at July 31, 1999 is reflected in the current portion of convertible long-term debt.

Maturities of notes payable and convertible debt as of July 31, 1999 were as follows:


  Year Ending July 31, 2000        $2,903,137

  2001                                107,983

  2002                                 56,949

  2003                                 67,138

  2004                                 78,718

  Thereafter                              994
                                          ---

  Total                            $3,214,919
                                   ==========


     6.   LEASES

     Operating Leases
     ----------------

     We lease office space, furniture, equipment and network capacity under noncancelable operating leases and certain month-to-month leases. During fiscal 1997, 1998 and 1999, we also leased certain equipment under capital leasing arrangements. Rental expense under operating leases for the years ended July 31, 1997, 1998 and 1999, was $176,700, $942,750 and $2,952,710, respectively. Future minimum lease payments under the noncancelable operating leases at July 31, 1999 are as follows:

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
                                                         ===========

     In April 1997, we, through ATSI-Mexico secured a capital lease facility with IBM de Mexico to purchase intelligent pay telephones for installation in Mexico. The capital lease facility of approximately $1.725 million has allowed us to install U.S. standard intelligent pay telephones in various Mexican markets. In April 1998, we through ATSI-Mexico secured an additional capital lease facility with IBM de Mexico for approximately $2.9 million to increase network capacity and to fund the purchase and installation of public telephones in Mexico. In May 1999, we restructured our capital lease obligation with IBM de Mexico by extending the payment of our total obligation. The restructured lease facility calls for monthly payments of principal and interest of approximately $108,000 beginning in July 1999 and extending through June 2003. Interest accrues on the facility at an interest rate of approximately 13% per year. The obligation outstanding under said facility at July 31, 1998 and July 31, 1999 was approximately $4,272,000 and $3,826,000, respectively.

     In December 1998, we ordered a DMS 250/300 International gateway switch from Northern Telecom, Inc. at a cost of approximately $1.8 million. As of July 31, 1999, we entered into a capital lease transaction with NTFC Capital Corporation, ("NTFC") to finance the switch and an additional approximate $200,000 of equipment over a five and a half-year period with payments delayed for six months. Quarterly payments approximate $139,000 and the capital lease has an interest rate of approximately 11%. The lease facility requires that we meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, EBITDA results and debt to equity ratios. Due primarily to pricing pressures in our network transport services business, we may not be able to meet some of the financial covenants in the facility, which, if not cured, would allow NTFC to demand payment in full of the amount outstanding. However, because management does not believe that non-compliance is a certainty, the majority of the amount outstanding under the facility has been classified as non-current in the accompanying balance sheet. We also have certain affirmative covenants under the facility, including a covenant on Year 2000 compliance, under which we give assurance that our systems will be able to process transactions effectively before, on and after January 1, 2000.

     We secured a capital lease for approximately $500,000 in December 1998 for the purchase of ATM equipment from Network Equipment Technologies ("N.E.T"). The capital lease is for thirty-six months with monthly payments of approximately $16,000 a month. Our capital leases have interest rates ranging from 11% to 14%.


     7.   DEFERRED REVENUE

     We record deferred revenue related to the private network services it provide. Customers may be required to advance cash to us prior to service commencement to partially cover the cost of equipment and related installation costs. Any cash received prior to the actual commencement of services is recorded as deferred revenue until services are provided by us, at which time we recognizes service commencement revenue.


     8.   SHARE CAPITAL

     As discussed in Note 1, in May 1998, we completed our Plan of Arrangement whereby the shareholders of ATSI-Canada exchanged their shares on a one-for-one basis for shares of ATSI-Delaware stock. The exchange of shares resulted in the recording on our books of $0.001 par value stock and additional paid-in capital.

     During the year ended July 31, 1997, we issued 13,012,448 common shares. Of this total, 5,760,355 shares were issued for approximately $4,737,000 of net cash proceeds, 924,761 shares were issued for services rendered to us, 3,611,786 shares were issued for the conversion of convertible debt to common shares, and 2,715,546 shares were issued related to our acquisition of Computel. (See Note
10).

     During the year ended July 31, 1998, we issued 8,816,461 common shares. Of this total, 7,765,174 shares were issued for approximately $3.2 million of net cash proceeds and reductions in indebtedness of approximately $1.1 million through the exercise of 7,765,174 warrants and options, 245,016 shares were issued for services rendered to us, 200,000 were issued resulting from the conversion of a $100,000 convertible note and 606,271 shares were issued for approximately $333,000 in net cash proceeds.

     During the year ended July 31, 1999, we issued 3,081,721 common shares. Of this total, 2,203,160 shares were issued for approximately $1.3 million of net cash through the exercise of 2,203,160 warrants and options, 36,643 shares were issued for consulting services rendered to us, 59,101 shares were issued to a shareholder in exchange for a guarantee of up to $500,000 of Company debt, 503,387 shares and an equal number of warrants to purchase our common stock for $0.70 per share were issued in exchange for approximately $300,000 in net cash proceeds and 279,430 shares were issued related to our acquisition of certain customer contracts in previous years. The shares issued for services rendered, the guarantee of Company debt, and the shares issued for the $300,000 in cash proceeds (including the shares underlying the warrants issued) have not been registered by us, nor do we have any obligation to register such shares.

     As noted in the previous paragraphs we have on occasion granted shares of our common stock in lieu of cash for services rendered by both employees and non-employees. These services have included bonuses, employee commissions and professional fees. The fair value of these services was determined using invoiced amounts and in lieu of cash, we distributed shares to these parties based upon the market price of our common stock when the services were rendered. These services were expensed in the period in which the services were performed according to the terms of invoices and/or contracted agreements in compliance with generally accepted accounting principles.

     Additionally, we have from time to time issued shares in lieu of cash for services rendered related to private equity placements. The contracts with the various parties called for a designated number of shares to be issued based upon the total shares distributed in the private placements.

     At July 31, 1999, stock subscription receivables of $42,500, were outstanding related to sales of common stock. We collected such amounts subsequent to said date. No dividends were paid on our stock during the years ended July 31, 1997, 1998 and 1999.

     The shareholders of ATSI-Canada approved the creation of a class of preferred stock at our annual shareholders meeting on May 21, 1997. Effective June 25, 1997, the class of preferred stock was authorized under the Ontario Business Corporations Act. According to our amended Articles of Incorporation, our Board of directors may issue, in series, an unlimited number of preferred shares, without par value. No preferred shares have been issued as of July 31, 1999.

     Pursuant to ATSI-Delaware's Certificate of Incorporation, our Board of directors may issue, in series, an unlimited number of preferred shares, with a par value of $0.001. In March and April 1999, we issued a total of 24,146 shares of Series A Preferred Stock for cash proceeds of approximately $2.4 million and in July 1999 we issued 2,000 shares of Series B Preferred Stock for cash proceeds of approximately $2.0 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum payable quarterly, while the Series B Preferred Stock accrues cumulative dividends at the rate of 6% per annum.

     In September 1999, we issued 500 shares of Series C Preferred Stock for cash proceeds of approximately $500,000. The Series C Preferred Stock accrues cumulative dividends at the rate of 6% per annum.

     The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) trading days preceding the Date of Closing (the "Initial Conversion Price"). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. The Series B Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 78% of the five lowest closing bid prices on the ten days preceding conversion. As these conversion features are considered a "beneficial conversion feature" to the holder, we allocated approximately $1.6 million and $1.1 million, respectively of the approximate $2.4 million and $2.0 million, respectively, in proceeds to additional paid-in capital as a discount to be amortized over a twelve month and three month period, respectively. The Series A Preferred Stock is callable and redeemable by us at 100% of its face value, plus any accumulated, unpaid dividends at our option any time after the Common Stock of ATSI has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as we do not call the Preferred Stock prior to the first anniversary date of the Date of Closing. The Series B Preferred Stock is callable and redeemable by us at 127% of its face value, plus any accumulated, unpaid dividends at our option any time prior to the second anniversary date of the Date of Closing.

     The Series C Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 78% of the five lowest closing bid prices on the ten days preceding conversion. Consistent with the accounting for our Series A and Series B Preferred Stock, this is considered a "beneficial conversion feature" to the holder. We will allocate approximately $139,000 of the proceeds to additional paid-in capital as a discount to be amortized over a three-month period.

     The terms of our Series A, Series B and Series C Preferred Stock restrict us from declaring and paying on our common stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock.


     9.   STOCK PURCHASE WARRANTS AND STOCK OPTIONS

     During the year ended July 31, 1999, certain shareholders and holders of convertible debt were issued warrants to purchase shares of common stock at exercise prices ranging from $0.70 to $1.06 per share. Following is a summary of warrant activity from August 1, 1996 through July 31, 1999:

                                                   Year Ending July 31,
                                  ---------------------------------------------------
                                         1997             1998              1999
                                  ---------------------------------------------------
Warrants outstanding, beginning          8,097,463       14,489,942         7,562,168

Warrants issued                          9,931,854          667,400           933,387

Warrants expired                          (777,200)               -        (2,386,470)
Warrants exercised                      (2,762,175)      (7,595,174)       (1,905,160)
                                        ----------       ----------        ----------
                                        14,489,942
                                        ==========
Warrants outstanding, ending                              7,562,168         4,203,925
                                                         ==========        ==========

Warrants outstanding at July 31, 1999 expire as follows:

     Number of Warrants       Exercise Price        Expiration Date
     ------------------       --------------        ---------------
                 80,000           $1.06             November 6, 1999
                 30,000           $0.50            December 31, 1999
                367,400           $0.85              January 1, 2000

                550,824           $0.85             February 7, 2000
              1,030,060           $0.27            February 17, 2000
              1,000,000           $0.70            February 28, 2000
                192,254           $0.75                April 7, 2000
                503,387           $0.70               April 13, 2000
                 50,000           $2.00                June 20, 2000
                250,000           $3.56             October 14, 2000
                 50,000           $3.09                March 9, 2002
                100,000           $1.25                 July 2, 2004

     We had two fixed stock plans during 1997. We had a stock option plan that was in existence since May 1994 (the Canadian Plan). No options were ever issued as part of the Canadian Plan, even though we had the ability to issue options to acquire approximately 2,800,000 shares of our common stock. In February 1997, our Board of directors adopted the 1997 Stock Option Plan, which replaced the Canadian Plan. Under the 1997 Stock Option Plan, options to purchase up to 5,000,000 shares of common stock may be granted to employees, directors, consultants and advisers. The 1997 Stock Option Plan is intended to permit us to retain and attract qualified individuals who will contribute to our overall success. The exercise price of all of the options is equal to the market price of the shares of common stock as of the date of grant. The options vest pursuant to the individual stock option agreements, usually 33 percent per year beginning one year from the grant date with unexercised options expiring ten years after the date of the grant. On February 10, 1997, the Board of directors granted a total of 4,488,000 options to purchase Common Shares to directors and employees of ATSI. Certain grants were considered vested based on past service as of February 10, 1997. The 1997 Stock Option Plan was approved by a vote of the stockholders at our Annual Meeting of Shareholders on May 21, 1997.

     In September 1998, our Board of directors adopted the 1998 Stock Option Plan. Under the 1998 Stock Option Plan, options to purchase up to 2,000,000 shares of common stock may be granted to employees, directors and certain other persons. The 1997 and 1998 Stock Option Plans are intended to permit us to retain and attract qualified individuals who will contribute to our overall success. The exercise price of all of the options is equal to the market price of the shares of common stock as of the date of grant. The options vest pursuant to the individual stock option agreements, usually 33 percent per year beginning one year from the grant date with unexercised options expiring ten years after the date of the grant. On September 9, 1998, the Board of directors granted a total of 1,541,000 options to purchase common stock to directors and employees of ATSI. On December 16, 1998, the Board approved the granting of an additional 302,300 in options to employees of ATSI. The 1998 Stock Option Plan was approved by a vote of the stockholders at our Annual Meeting of Shareholders on December 17, 1998.

     A summary of the status of our 1997 and 1998 Stock Option Plans for the years ended July 31, 1997, 1998 and 1999 and changes during the periods are presented below:

                                                     Years Ended July 31,
                                           -------------------------------------
    1997 Stock Option Plan                        1997                  1998
                                           -------------------------------------

                                                       Weighted                         Weighed
                                                        Average                         Average
                                         Shares        Exercise          Shares         Exercise
                                                         Price                           Price

Outstanding, beginning of year           -               -               4,483,000       $0.58
Granted                                  4,488,000       $0.58           429,000         $2.33
Exercised                                -               -               (245,000)       $0.58
Forfeited                                (5,000)         $0.58           (11,667)        $1.28
Outstanding, end of year                 4,483,000       $0.58           4,655,333       $0.74
                                         =========       =====           =========       =====
Options exercisable at end of year
                                         1,786,332       $0.58           2,571,332       $0.58
                                         =========       =====           =========       =====
Weighted average fair value of
 options granted during the year
                                                         $0.45                           $1.50
                                                         =====                           =====

                                          Year Ended July 31,
                                    ------------------------------
1997 Stock Option Plan                            1999
                                    ------------------------------
                                                        Weighted
                                                        Average
                                          Shares        Exercise
                                                         Price
Outstanding, beginning of year            4,655,333      $0.74
Granted                                   -              -
Exercised                                 (298,000)      $0.58
Forfeited                                 (134,666)      $0.71
Outstanding, end of year                  4,222,667      $0.75
                                          =========      =====
Options exercisable at end of year        3,271,333      $0.60
                                          =========      =====
Weighted average fair value of
 options granted during the year                         =====
                                                         $0.00
                                                         =====

                                            Year Ended July 31,
                                    ---------------------------------
                                                   1999
                                    ---------------------------------
1998 Stock Option Plan
                                                           Weighted
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

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). We have adopted SFAS 123 effective August 1, 1996, and have elected to remain with the accounting prescribed by APB 25. We have made the required disclosures prescribed by SFAS 123.

     In accordance with APB 25, we recorded approximately $1.4 million in deferred compensation related to approximately 1.5 million of the options granted based on the increase in our stock price from February 10, 1997 when the options were granted, to May 21, 1997, when the underlying 1997 Stock Option Plan was approved by our shareholders. Additionally, We recorded approximately $340,000 in deferred compensation related to approximately 1.5 million of the options granted based on the increase in our stock price from September 9, 1998 to December 17, 1998, when the underlying 1998 Stock Option Plan was approved by our shareholders.

     As of July 31, 1998 and July 31, 1999, we had $666,899 and $465,487,
respectively, of deferred compensation related to options granted.

     Because we have elected to remain with the accounting prescribed by APB 25, no compensation cost has been recognized for our fixed stock option plan based on SFAS 123. Had compensation cost for our stock-based compensation plans been determined on the fair value of the grant dates for awards under the fixed stock option plans consistent with the method of SFAS 123, our net loss (in thousands) and loss per share would have been increased to the pro forma amounts indicated below:

                                                            Year Ended        Year Ended        Year Ended
                                                            July 31, 1997     July 31, 1998     July 31, 1999
                                                            -------------     -------------     -------------
               Net Loss to common stockholders
               -------------------------------

                  As reported                                 $(4,695)          $(5,094)           $(7,591)

                  Pro forma                                   $(5,235)          $(5,936)           $(7,312)

               Basic and Diluted Loss per share
               --------------------------------

                  As reported                                 $ (0.18)          $ (0.12)           $ (0.16)
                  Pro forma                                   $ (0.20)          $ (0.14)           $ (0.15)

     The fair value of the option grant is estimated based on the date of grant using an option pricing model with the following assumptions used for the grants in 1997, 1998 and 1999: Dividend yield of 0.0%, expected volatility of 60%, 46% and 62%, respectively, risk-free interest rate of 6.41%, 5.10% and 6.50%, respectively, and an expected life of ten years.

     10.  ACQUISITIONS

     As discussed in Note 1, we acquired 55% of Computel in May 1997 and acquired the remaining shares in August 1997. The total purchase price for the acquisition of Computel was approximately $3.6 million, of which $1.1 million was paid in cash, $700,000 in a note receivable forgiven by us and approximately $1.8 million in common stock, representing 2,715,546 shares. We recorded the assets and liabilities of Computel as of May 1, 1997. As Computel had net liabilities at May 1, 1997, we recorded goodwill of $2,279,231 related to the acquisition. The remaining 45% ownership interest is reflected as minority interest at July 31, 1997. Per the terms of the agreement, the remaining shares of Computel were acquired in August 1997 for the previously mentioned cash payment of approximately $1.1 million and forgiveness of the aforementioned note receivable. We recorded additional goodwill of approximately $2,857,000.

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

     In January 1999, GlobalSCAPE acquired the rights to the source code of a computer software program known as "CuteFTP". Prior to January 1999, it had been the distributor of this software under an exclusive distribution agreement executed in June 1996 with the software's author. They acquired the rights to CuteFTP in exchange for cash payments totaling approximately $190,000 in January and February 1999 and an additional $756,000 to be paid in twelve monthly installments.


     11.   SEGMENT REPORTING

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. In an attempt to identify its reportable operating segments, we considered a number of factors or criteria. These criteria included segmenting based upon geographic boundaries only, segmenting based on the products and services provided, segmenting based on legal entity and segmenting by business focus. Based on these criteria or factors we have determined that we have three reportable operating segments: (1) U.S. Telco; (2) Mexico Telco; and (3) Internet e-commerce. Clearly, our Internet e-commerce subsidiary, GlobalSCAPE, Inc. and its operations can be differentiated from the telecommunication focus of the rest of ATSI. Additionally, we believe that our U.S. and Mexican subsidiaries should be separate segments in spite of the fact that many of the products are borderless. Both, the U.S. Telco and Mexican Telco segments include revenues generated from Integrated Prepaid, Postpaid, and Private Network Services. Our Carrier Services revenues, generated as a part of our U.S. Telco segment, are the only revenues not currently generated by both the U.S. Telco and Mexico Telco segments. We have included the operations of ATSI-Canada, ATSI-Delaware and all businesses falling below the reporting threshold in the "Other" segment. The "Other" segment also includes intercompany eliminations. We have used earnings before interest, taxes, depreciation and amortization (EBITDA) in our segment reporting as it is the chief measure of profit or loss used in assessing the performance of each of our segments.

                                        As of and for the years ending
                           --------------------------------------------------
                              July 31, 1997    July 31, 1998   July 31, 1999
U.S. Telco
-----------------------------------------------------------------------------
External revenues               $ 13,714,251     $ 26,695,690    $ 25,516,665
Intercompany revenues           $    330,362     $  1,300,000    $    800,012
                                ------------     ------------    ------------
Total revenues                  $ 14,044,613     $ 27,995,690    $ 26,316,677
                                ============     ============    ============

EBITDA                           ($3,131,841)        ($16,807)    ($1,485,045)

Operating loss                   ($3,603,447)     ($1,294,037)    ($3,342,035)

Net loss                         ($3,806,889)     ($1,819,986)    ($3,866,051)

Total assets                    $  6,450,033     $ 10,049,021    $  9,606,263

Mexico Telco
-----------------------------------------------------------------------------
External revenues               $  1,949,755     $  6,298,620    $  6,359,238
Intercompany revenues           $  1,359,891     $  5,136,541    $  5,052,890
                                ------------     ------------    ------------
Total revenues                  $  3,309,646     $ 11,435,161    $ 11,412,128
                                ============     ============    ============

EBITDA                             ($183,002)     ($1,434,261)    ($1,071,502)

Operating loss                     ($273,740)     ($1,927,928)    ($2,253,037)

Net loss                           ($364,402)     ($2,564,103)    ($2,691,450)

Total assets                    $  9,097,780     $ 17,228,025    $ 13,236,868

Internet  e-commerce
-----------------------------------------------------------------------------
External revenues               $    564,381     $  1,525,517    $  2,642,376
Intercompany revenues                      -           25,000               -
                                ------------     ------------    ------------
Total revenues                  $    564,381     $  1,550,517    $  2,642,376
                                ============     ============    ============

EBITDA                          $     39,197     $    215,051    $  1,052,015

Operating income                $     36,483     $    188,658    $    873,832

Net income                      $     38,282     $    197,698    $    854,068

Total assets                    $    266,955     $    537,289    $  1,222,238

Other
-----------------------------------------------------------------------------
External revenues                          -                -               -
Intercompany revenues            ($1,690,253)     ($6,461,541)    ($5,852,902)
                                ------------     ------------    ------------
Total revenues                   ($1,690,253)     ($6,461,541)    ($5,852,902)
                                ============     ============    ============

EBITDA                             ($335,325)       ($408,783)      ($287,110)

Operating loss                     ($361,013)       ($433,683)      ($318,274)

Net loss                           ($562,119)       ($907,570)    ($1,887,651)

Total assets                    $      5,940      ($3,563,743)   $     88,924

Total
-----------------------------------------------------------------------------
External revenues               $ 16,228,387     $ 34,519,827    $ 34,518,279
Intercompany revenues                      -                -               -
                                ------------     ------------    ------------
Total revenues                  $ 16,228,387     $ 34,519,827    $ 34,518,279
                                ============     ============    ============

EBITDA                           ($3,610,971)     ($1,644,800)    ($1,791,642)

Depreciation, Depletion and        ($590,746)     ($1,822,190)    ($3,247,872)
 Amortization

Operating loss                   ($4,201,717)     ($3,466,990)    ($5,039,514)

Net loss                         ($4,695,128)     ($5,093,961)    ($7,591,084)

Total assets                    $ 15,820,708     $ 24,250,592    $ 24,154,293


     12.    INCOME TAXES

     As of July 31,1999, we had net operating loss carryforwards of approximately $9,335,000 for U.S. federal income tax purposes which are available to reduce future taxable income of which $534,000 will expire in 2009, $2,385,000 will expire in 2010, $2,083,000 will expire in 2011, $2,894,000 will expire in 2012 and $1,439,000 will expire in 2019. The availability of the net operating loss (NOL) carryforwards to reduce U.S. federal taxable income is subject to various limitations in the event of an ownership change as defined in
Section 382 of the Internal Revenue Code of 1986 (the "Code"). We experienced a change in ownership in excess of 50 percent, as defined in the Code, during the year ended July 31, 1998. This change in ownership limits the annual utilization of NOL under the Code to $1,284,000 per year, but does not impact our ability to utilize our NOL's because the annual limitation under the Code would allow full utilization within the statutory carryforward period.

     The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows as of July 31, 1998 and 1999:

                                               July 31, 1998   July 31,1999

          Net operating loss carryforward        $ 2,919,000    $ 3,174,000

          Other tax differences, net                 628,000        839,000

          Valuation allowance                     (3,547,000)    (4,013,000)
                                                 -----------     ----------

          Total deferred income tax assets       $         -     $        -
                                                 ===========     ==========

     A valuation reserve of $3,547,000 and $4,013,000, as of July 31, 1998 and 1999, respectively, representing the total of net deferred tax assets has been recognized by us as it cannot determine that it is more likely than not that all of the deferred tax assets will be realized.

     Additionally, our effective tax rate differs from the statutory rate as the tax benefits have not been recorded on the losses incurred for the years ended July 31, 1997, 1998 and 1999.

     13.  COMMITMENTS AND CONTINGENCIES

     During the years ended July 31, 1998 and 1999, nine of our officers entered into employment agreements with ATSI-Texas or ATSI-Delaware, generally for periods of up to three years (with automatic one-year extensions) unless terminated earlier in accordance with the terms of the respective agreements. The annual base salary under such agreements for each of these nine officers range from $75,000 to $100,000 per annum, and is subject to increase within the discretion of the Board. In addition, each of these officers is eligible to receive a bonus in such amount as may be determined by the Board of directors from time to time. Bonuses may not exceed 50% of the executive's base salary in any fiscal year. No bonuses were paid during fiscal 1999.

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


     14.  RISKS AND UNCERTAINTIES AND CONCENTRATIONS

     Our business is dependent upon key pieces of equipment, switching and transmission facilities, fiber capacity and the Solaridad satellites. Should we experience service interruptions from our underlying carriers, equipment failures or should there be damage or destruction to the Solaridad satellites or leased fiber lines there would likely be a temporary interruption of our services which could adversely or materially affect our operations. We believe that suitable arrangements could be obtained with other satellite or fiber optic network operators to provide transmission capacity. Additionally, our network control center is protected by an uninterruptible power supply system which, upon commercial power failure, utilizes battery back up until an on-site generator is automatically triggered to supply power.

     During the year ended July 31, 1999, our wholesale transport business had two customers, whose aggregated revenues approximated 10% of our total revenues for the year. No other customer generated revenues individually greater than 5% during the year.


     15.  RELATED PARTY TRANSACTIONS

     In January 1997, ATSI-Canada entered into an agreement with an international consulting firm, of which ATSI-Delaware director Carlos K. Kauachi is president, for international business development support. Under the terms of the agreement, we paid the consulting firm $8,000 per month for a period of twelve months. In January 1998, the agreement was renewed at $10,000 per month for a period of twelve months. In March 1999, the agreement was renewed at $6,000 per month for a period of twelve months.

     In April 1998, we engaged two companies for billing and administrative services related to network management services we provide. The companies, which are owned by Tomas Revesz, an ATSI-Delaware director, were paid approximately $140,000 for their services during fiscal 1998. Subsequent to year-end, we entered into an agreement with the two companies capping their combined monthly fees at $18,500 per month. For fiscal 1999, the companies were paid approximately $180,000 for their services. Additionally, we have a payable to Mr. Revesz of $90,000.

     In February 1999, we entered into notes payable with related parties, all of whom were officers or directors of ATSI in the amount of $250,000. The notes accrue interest at a rate of 12% per year until paid in full. As of July 31, 1999, $100,000 of the notes remain outstanding.

     We have entered into a month-to-month agreement with Technology Impact Partners, a consulting firm of which Company director Richard C. Benkendorf, is principal and owner. Under the agreement, Technology Impact Partners provides us with various services that include strategic planning, business development and financial advisory services. Under the terms of the agreement, We pay the consulting firm $3,750 per month plus expenses. At July 31, 1999, we had a payable to Technology Impact Partners of approximately $74,000.


     16.  LEGAL PROCEEDINGS

     On January 29, 1999, one of our customers, Twister Communications, Inc. filed a Demand for Arbitration seeking damages for breach of contract before the American Arbitration Association. The customer claims that we wrongfully terminated an International Carrier Services Agreement executed by the parties in June 1998 under which we provided wholesale carrier services from June 1998 to January 1999. The customer's claims for damages represent amounts that it claims it had to pay in order to replace the service provided by us. We dispute that it terminated the contract wrongfully and asserts that the customer breached the agreement by failing to pay for services rendered and by intentionally making false representation regarding our traffic patterns and on March 3, 1999 filed a Demand for Arbitration seeking damages for breach of contract in an amount equal to the amounts due to us for services rendered plus interest, plus additional damages for fraud. An arbitration panel was selected and the parties are now completing written discovery.

     While we believe that we have a justifiable basis for our arbitration demand and that we will be able to resolve the dispute without a material adverse effect on our financial condition; until the arbitration proceedings take place, we can not reasonably estimate the possible loss, if any, and there can be no assurance that the resolution of this dispute would not have an adverse effect on our results of operations.

     On June 16, 1999, our subsidiary, ATSI Texas initiated a lawsuit in District Court, Bexar County, Texas against PrimeTEC International, Inc., Mike Moehle and Vartec Telecom, Inc. claiming misrepresentation and breach of conduct. Under an agreement we signed in late 1998, PrimeTEC was to provide quality fiber optic capacity in January 1999. Mike Moehle is PrimeTEC's former president who negotiated the fiber lease and Vartec is PrimeTEC's parent. The delivery of the route in early 1999 was a significant component of our operational and sales goal for the year and the failure of our vendor to provide the capacity led to Us negotiating an alternative agreement with Bestel, S.A. de C.V. at a higher cost. While the total economic impact is still being assessed, we believe lost revenues and incremental costs are in excess of $15 million. While our contract contains certain limitations regarding the type and amounts of damages that can be pursued, we have authorized our attorneys to pursue all relief to which it is entitled under law. As such, we can not reasonably estimate the ultimate outcome of neither this lawsuit nor the additional costs that may be incurred in the pursuit of our case.

  We are also a party to additional claims and legal proceedings arising in the ordinary course of business. We believe it is unlikely that the final outcome of any of the claims or proceedings to which we are a party would have a material adverse effect on our financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on our results of operations in the period in which it occurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement of the 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 1999 Annual Meeting of Stockholders.

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

4.11 Form of 1997 Option Plan Agreement (Exhibit 10.7 to Registration statement on Form 10 (No. 000-23007) filed August 22, 1997)

4.12 American TeleSource International, Inc. 1998 Stock Option Plan (Exhibit 4.7 to Registration statement on Form S-8 filed January 11, 2000)

10.1 Agreement with SATMEX (Agreement #095-1) (Exhibit 10.31 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007))

10.2 Agreement with SATMEX (Agreement #094-1) (Exhibit 10.32 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007))

10.3 Amendment to Agreement #094-1 with SATMEX (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25, 2000) Confidential treatment requested for portions of this document omitted materials have been filed separately with the Commission.

10.4 Amendment to Agreement #095-1 with SATMEX (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25, 2000) Confidential treatment requested for portions of this document. Omitted materials have been filed separately with the Commission.

10.5 Bestel Fiber Lease (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.6 Addendum to Fiber Lease with Bestel, S.A. de C.V. (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25,
      2000) Confidential treatment requested for portions of this document. Omitted materials filed separately with the Commission.

10.7  Lease Finance Agreements between IBM de Mexico and ATSI-Mexico (Exhibit
      10.21 to Amendment No. 1 to Registration statement on Form 10 (No. 023007) filed September 11, 1997)

10.8 Amendments to Lease Finance Agreements between IBM de Mexico and ATSI-Mexico (to be filed)

10.9 Master Lease Agreement with NTFC (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.10 BancBoston Master Lease Agreement (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25, 2000) Confidential treatment requested for portions of this document. Omitted materials filed separately with the Commission.

10.11 Employment Agreement with Arthur L. Smith dated - February 28, 1997(Exhibit 10.16 to Registration statement on Form 10 (No. 333-05557) filed August 22, 1997)

10.12 Employment Agreement with Arthur L. Smith dated September 24, 1998 (Exhibit to this Amended Annual Report on Form 10-K filed April 14,
      2000)

10.13 Employment Agreement with Craig K. Clement dated February 28, 1997 (Exhibit 10.18 to Registration statement on Form 10 (No. 333-05557) filed August 22, 1997)

10.14 Employment Agreement with Craig K. Clement dated January 1, 2000 (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.15 Employment Agreement with Sandra Poole-Christal dated January 1, 1998 (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.16 Employment Agreement with Charles R. Poole dated February 28, 1997 (Exhibit 10.20 to Registration statement on Form 10 (No. 333-05557) filed August 22, 1997)

10.17 Employment Agreement with Charles R. Poole dated September 24, 1998 (Exhibit to this Amended Annual Report on Form 10-K filed April 14,
      2000)

10.18 Employment Agreement with H. Douglas Saathoff dated February 28, 1997(Exhibit 10.17 to Registration statement on Form 10 (No. 333-05557) filed August 22, 1997)

10.19 Employment Agreement with H. Douglas Saathoff dated January 1, 2000 (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.20 Office Space Lease Agreement (Exhibit 10.14 to Registration statement on Form S-4 (No. 333-05557) filed June 7, 1996)

10.21 Amendment to Office Space Lease Agreement (Exhibit 10.14 to Registration statement on Form S-4 (No. 333-05557) filed June 7, 1996)

10.22 Office Space Lease Agreement for GlobalSCAPE (Exhibit 10.29 to Registration statement on Form S-4 (No. 333-47511) filed on March 6,
       1998)

10.23 Commercial Lease with ACLP University Park SA, L.P. (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.24 Amendment to Commercial Lease with ACLP University Park SA, L.P. (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.25 Commercial Lease between GlobalSCAPE, Inc. and ACLP University Park SA, L.P (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.26 Amendment to Commercial Lease between GlobalSCAPE, Inc. and ACLP University Park SA, L.P (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.27 Compensation Agreement between ATSI-Texas and James relating to Guarantee of Equipment Line of Credit by James McCourt (Exhibit 10.3 to Registration statement on Form 10 (No. 000-23007) filed on August 22,
       1997)

10.28 Consulting Agreement with KAWA Consultores, S.A. de C.V. (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

11 Statement of Computation of Per Share Earnings (Exhibit 11 to Annual Report on Form 10-K for year ended July 31, 1999 filed October 26, 1999)

22 Subsidiaries of ATSI (Exhibit 22 to Annual Report on Form 10-K for year ended July 31, 1999 filed October 26, 1999)

23 Consent of Arthur Andersen LLP) (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25, 2000)

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

99.7 Shared Teleport License issued to Sinfra (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14,
       2000)

99.8 Packet Switching Network License issued to SINFRA (Exhibit 10.26 to Registration statement on Form 10 (No. 000-23007) filed August 22, 1997)

99.9 Value-Added Service License issued to SINFRA(Exhibit to this Amended Annual Report on Form 10-K for year ended July 14, 1999 filed April 13,
       2000)

99.10 Potential Dilution Chart (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

99.11 Preferred Stock Features (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, in San Antonio, Texas on August 25, 2000.

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

          Signature                                     Title
          ---------                                     -----

     /s/ ARTHUR L. SMITH                   Chairman of the Board, Chief
     -------------------                   Executive Officer, Director
                                           (Principal Executive Officer)

     /s/ H. DOUGLAS SAATHOFF               Chief Financial Officer, Senior Vice
     -----------------------               President, and Corporate Secretary
                                           (Principal Accounting and Finance
                                           Officer)

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