Form 10-Q/A
period 2000-01-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 2000-08-25
CIK 1014052

 _______________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



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



                       6000 Northwest Parkway, Suite 110
                            San Antonio, Texas 78249

                                (210) 547-1000
   (Address, including zip code, of registrant's principal executive offices and telephone number, including area code)

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

                                     INDEX


Part I FINANCIAL INFORMATION

                                                                                                               Page
                                                                                                               ----
Item 1. Interim Consolidated Financial Statements (Unaudited)
        Consolidated Balance Sheets as of July 31, 1999 and January 31, 2000..................................    3
        Consolidated Statements of Operations for the Three and Six Months Ended January 31, 1999
        and 2000..............................................................................................    4
        Consolidated Statements of Comprehensive Loss for the Three and Six Months ended January
        31, 1999 and 2000.....................................................................................    5
        Consolidated Statements of Cash Flows for the Six Months Ended January 31, 1999 and 2000..............    6
        Notes to Consolidated Financial Statements............................................................    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................   13

Part II OTHER INFORMATION

Item 2  Change in Securities and Use of Proceeds..............................................................   24
Item 6  Exhibits and Reports on Form 8-K......................................................................   26

                      AMERICAN TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share information)


                                                                                    July 31,     January 31,
                                                                                     1999          2000
                                                                              -------------     ------------
                                                                                                 (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                    $         379    $         663
 Accounts receivable, net of allowance of $ 1,600 and $ 1,470, respectively           3,693            4,439
 Prepaid expenses and other assets                                                      755            1,009
                                                                              -------------    -------------
     Total current assets                                                             4,827            6,111
                                                                              -------------    -------------

PROPERTY AND EQUIPMENT (At cost):                                                    16,669           17,690
 Less - Accumulated depreciation and amortization                                    (4,713)          (6,622)
                                                                              -------------    -------------
     Net property and equipment                                                      11,956           11,068
                                                                              -------------    -------------

OTHER ASSETS, net
 Goodwill, net                                                                        5,032            4,963
 Contracts, net                                                                         703              374
 Trademarks, net                                                                        789              699
 Other assets                                                                           615              732
                                                                              -------------    -------------
     Total assets                                                             $      23,922    $      23,947
                                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                             $       4,004    $       5,765
 Accrued liabilities                                                                  3,167            2,275
 Current portion of notes payable                                                       961              339
 Current portion of convertible long-term debt                                        1,942               --
 Current portion of obligations under capital leases                                  1,430            1,476
 Deferred revenue                                                                       233              185
                                                                              -------------    -------------
     Total current liabilities                                                       11,737           10,040
                                                                              -------------    -------------

LONG-TERM LIABILITIES:
 Notes payable, less current portion                                                    312               11
 Obligations under capital leases, less current portion                               5,523            4,900
 Other long-term liabilities                                                            213              160
                                                                              -------------    -------------
     Total long-term liabilities                                                      6,048            5,071
                                                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized,
 Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 24,145 shares issued and outstanding at July 31, 1999,
 38,400 shares issued and outstanding at January 31, 2000                                 -                -
 Series B Cumulative Convertible Preferred Stock, 2,000 shares authorized, 2,000 shares issued and outstanding at July 31, 1999,
 no shares issued and outstanding at January 31, 2000                                     -                -
 Series C Cumulative Convertible Preferred Stock, 500 shares authorized, no shares issued and outstanding at July 31, 1999,
 500 shares issued and outstanding at January 31, 2000                                    -                -
 Common stock, $0.001 par value, 100,000,000 shares authorized,
 48,685,287 issued and outstanding at July 31, 1999,
 56,254,894 issued and outstanding at January 31, 2000                                   49               56
 Additional paid in capital                                                          29,399           37,599
 Accumulated deficit                                                                (21,987)         (27,797)
 Deferred compensation                                                                 (466)            (182)
 Accumulated other comprehensive income                                                (858)            (840)
                                                                              -------------    -------------
     Total stockholders' equity                                                       6,137            8,836

     Total liabilities and stockholders' equity                               $      23,922    $      23,947
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

                     AMERICAN TELESOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                   Three months ended January 31,         Six months ended January 31,
                                                       1999               2000               1999               2000
                                                 -----------------  -----------------  -----------------  -----------------
OPERATING REVENUES:
  Network Services
      Carrier                                              $3,118             $6,290             $8,743            $11,658
      Private Network                                       1,181                602              2,269              1,339
  Call Services
      Integrated Prepaid                                    1,356              1,515              2,624              2,916
      Postpaid                                              1,849                992              3,548              2,167
  Internet e-commerce                                         621              1,281              1,177              2,054
                                                 ----------------   ----------------   ----------------   ----------------
      Total operating revenues                              8,125             10,680             18,361             20,134
                                                 ----------------   ----------------   ----------------   ----------------
OPERATING EXPENSES:
  Cost of services                                          4,824              7,104             11,325             13,631
  Selling, general and administrative                       3,077              3,252              6,186              6,627
  Bad debt expense                                            163                 93                387                212
  Depreciation and amortization                               758              1,427              1,407              2,335
                                                 ----------------   ----------------   ----------------   ----------------
      Total operating expenses                              8,822             11,876             19,305             22,805
                                                 ----------------   ----------------   ----------------   ----------------

Operating loss                                               (697)            (1,196)              (944)            (2,671)

OTHER INCOME(EXPENSE):
  Other income (expense)                                      (27)                10                 (7)                26
  Interest expense                                           (365)              (626)              (780)            (1,114)
                                                 ----------------   ----------------   ----------------   ----------------

      Total other income (expense)                           (392)              (616)              (787)            (1,088)
                                                 ----------------   ----------------   ----------------   ----------------

NET LOSS                                                  ($1,089)           ($1,812)           ($1,731)           ($3,759)

LESS: PREFERRED DIVIDENDS                                       0               (791)                 0             (2,051)
                                                 ----------------   ----------------   ----------------   ----------------
NET LOSS TO COMMON STOCKHOLDERS                           ($1,089)           ($2,603)           ($1,731)           ($5,810)
                                                 ================   ================   ================   ================
BASIC AND DILUTED LOSS PER SHARE                           ($0.02)            ($0.05)            ($0.04)            ($0.12)
                                                 ================   ================   ================   ================

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                       46,324             50,058             45,976             49,372
                                                 ================   ================   ================   ================

              The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (In thousands)

                                                       For the three months ended        For the six months ended
                                                       --------------------------        ------------------------
                                                             January 31,                        January 31,
                                                       --------------------------        ------------------------
                                                         1999              2000          1999             2000
                                                       -------            -------        -------        ---------
Net loss to common stockholders                        ($1,089)          ($2,603)        ($1,731)         ($5,810)

   Other comprehensive income (loss), net of tax:

   Foreign currency translation adjustments                 25              (220)             57               18
                                                       -------            ------        --------         ---------
Comprehensive loss to common stockholders              ($1,064)          ($2,823)        ($1,674)         ($5,792)
                                                       =======           =======        ========         ========






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
                                                                         ============   ============

  The accompanying notes are an integral part of these consolidated financial statements

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                   (In thousands, except per share amounts)


     1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION


     The accompanying unaudited consolidated financial statements, which include the accounts of ATSI-Delaware, ATSI-Canada, ATSI-Texas, ATSI-Mexico, ATSI de CentroAmerica, Computel, Telespan, Sinfra, and GlobalSCAPE have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI, Inc. and its subsidiaries ("ATSI" or "the Company") as of July 31, 1999 and January 31, 2000, the results of their operations for the three and six months ended January 31, 1999 and 2000 and cash flows for the six months ended January 31, 1999 and 2000. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 1999 included in our amended annual report on Form 10-K filed with the SEC on April 13, 2000 and August 25, 2000. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. However, in June 1999, FASB issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 delays the effective date of SFAS 133 to June 15, 2000. We believe the adoption of this statement will not have a material effect on our financial condition or results of operations.


     2.  FUTURE OPERATIONS

     Our consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to January 31, 2000, we have incurred cumulative net losses of
approximately $27.8 million.   Further, we have a working capital deficit of
approximately $3.9 million at January 31, 2000. Although we have capital resources available to it, these resources are limited and may not be available to support our ongoing operations until such time as we are able to maintain positive cash flow from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

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

     On February 17, 2000, we announced plans to capitalize on the value of our wholly owned subsidiary, GlobalSCAPE, Inc. by spinning out a portion of our ownership in GlobalSCAPE to our shareholders, and offering additional GlobalSCAPE shares to ATSI shareholders and the GlobalSCAPE customer base. Shareholders of ATSI will be allowed to participate in these transactions, which are designed to accomplish three goals: 1) To increase ATSI shareholder value;
2) to raise funds necessary for further growth at GlobalSCAPE, and 3) to raise funds necessary for further growth at ATSI. Management anticipates that the transaction will provide cash to ATSI to reduce or eliminate our working capital deficit. In addition, the transactions should also provide an ongoing benefit to ATSI, as it will realize a stepped-up benefit through our retained ownership in GlobalSCAPE, enhancing our own financial position and our ability to act on or finance opportunities going forward.

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


     3. CAPITAL LEASES

     As of July 31, 1999, we entered into a capital lease transaction with NTFC Capital Corporation, ("NTFC") to finance the purchase of a DMS 250/3000 International gateway switch from Northern Telecom, Inc. and additional equipment totaling approximately $2,000,000 over a five and a half-year period with payments delayed for six months. The lease facility requires that we meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, earnings before interest, taxes and depreciation and amortization (EBITDA) results and debt to equity ratios. As of October 31, 1999 and January 31, 2000, we were in default of quarterly financial covenants related to revenues, gross margins and EBITDA. We have received a waiver from NTFC stating that it waived our compliance requirements as of those dates. However, based upon our results before and after the period ended January 31, 2000, we will most likely be in default of these same covenants at the end of our next fiscal quarter, April 30, 2000. As such, we have requested that NTFC review our current business plan, including expected results and capital requirements, in order to re-set the financial covenants applicable to our capital lease obligation and prevent events of default from occurring on a quarterly basis going forward. Based on discussions with NTFC, management believes it is probable that NTFC will re-set the financial covenants such that we will be in compliance as of April 30, 2000. NTFC is in the process of reviewing this information, and we anticipate receiving the results of this review prior to April 30, 2000. As such, we have classified our obligation to NTFC as long-term. However, should we not receive revised financial covenants from NTFC, it is likely that we will be required to classify our entire obligation to NTFC as current as of April 30, 2000.


     4.  NOTES PAYABLE

     In January 2000, the note holder converted a note payable into Common Stock. The note payable balance inclusive of principal, interest and other fees was approximately $439,000. At issuance, the note payable had 250,000 warrants to the note holder at an exercise price of $3.56 per share. Unamortized debt discount associated with the warrants at the time of conversion was approximately $87,000, which we fully expensed in January 2000. The note payable balance inclusive of principal, accrued interest and other fees was converted into 370,603 shares of Common Stock.

     We utilize the services of a billing clearinghouse to process and collect receivables related to our long distance call services. As part of a factoring arrangement, the clearinghouse advances 75% of these receivables within five days of presentment. Under a separate agreement with a financing company, we were advanced an additional 13.75% of these receivables through April 1999. As part of a tri-party agreement between us, the billing clearinghouse and the financing company, the financing company was repaid by the billing clearinghouse from payments arising from the ultimate collection of our long distance call services receivables. In November 1999, we, under the tri-party agreement, paid off the note payable to the financing company. The financing company now claims that we owe an approximate $600,000. We believe that the amount claimed by the financing company is in error and that the billing clearinghouse has, in fact, paid the financing company approximately $160,000 more than what it is owed, which we have reflected in the accompanying consolidated balance sheets as a note receivable. The billing clearinghouse has agreed not to transmit any additional funds to the financing company until this dispute is resolved. We are attempting to work with the financing company to resolve this dispute and obtain a release of the funds held by the billing clearinghouse.

     Subsequent to the end of the quarter, we have been able to obtain a release of funds held by the billing clearinghouse. Additionally, the financing company has lowered the amount they claim we owe them to approximately $14,000. We still believe that the financing company has been paid approximately $160,000 more than what was owed and continue to resolve this dispute.


     5. CONVERTIBLE DEBT

     In January 2000, the note holders converted $2.2 million of convertible notes, originally issued in March and May of 1997, which would have been due in March 2000. The convertible notes' face value and accrued interest at the time of conversion was approximately $2.2 million and $700,000, respectively. At issuance, the convertible notes had 4,776,176 warrants to the convertible debt holders at an exercise price of $0.27 per share. Unamortized debt discount associated with the warrants at the time of conversion was approximately $106,000, which we fully expensed in January 2000. In January 2000, conversion of the notes resulted in the issuance of 726,257 shares of Common Stock related to the warrants, 716,424 of which were the aforementioned $0.27 warrants and 9,833 of unrelated $0.85 warrants against the face value and accrued interest owed them. The remaining convertible notes and accrued interest were converted into 2,262,329 shares of Common Stock.

     6.  PREFERRED STOCK

     In December 1999, we issued 1,425 shares of Series A Preferred Stock for cash proceeds of approximately $1.4 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.


     The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) days preceding the Date of Closing (the "Initial Conversion Price"). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. As this conversion feature is considered a "a beneficial conversion feature" to the holder, we have allocated approximately $603,000 of the approximate $1.4 million in proceeds to additional paid-in capital as a discount to be amortized over a period of one year. An additional approximate $380,000 of discount, which represents the difference between the Initial Conversion Price and the market price on the Commitment Date, will be amortized over a shorter ninety day period as this represents the initial beneficial conversion feature realizable by the investor after ninety days. The Company adjusted its preferred dividend expense to $791,000 and $2.0 million for the three and six months ended January 31, 2000 from $634,000 and $1.9 million in its previously filed 2nd Quarter 10-Q. The Series A Preferred Stock is callable and redeemable by us at 100% of its face value, plus any accumulated, unpaid dividends at our option any time after our Common Stock has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as we does not call the Preferred Stock prior to the first anniversary date of the Date of Closing. The terms of our Series A Preferred Stock restrict us from declaring and paying dividends on our common stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock.

     During the quarter, the holder of our Series B Preferred Stock elected to convert the remaining 1,925 shares into our Common Stock. This conversion resulted in the issuance of approximately 2,525,308 shares of our Common Stock during the quarter. An additional 75 shares of Series B Preferred Stock had previously been converted during the quarter ending October 31, 1999 resulting in the issuance of approximately 99,906 shares of Common Stock.


     7. SEGMENT REPORTING

  In an attempt to identify our reportable operating segments, we considered a number of factors or criteria. These criteria included segmenting based upon geographic boundaries only, segmenting based on the products and services provided, segmenting based on legal entity and segmenting by business focus. Based on these criteria or factors we have determined that it has three reportable operating segments: (1) U.S. Telco; (2) Mexico Telco; and (3) Internet e-commerce. Clearly, our Internet e-commerce subsidiary, GlobalSCAPE, Inc. and its operations can be differentiated from the telecommunication focus of the rest of the Company. Additionally, we believe that our U.S. and Mexican subsidiaries should be separate segments in spite of the fact that many of the products are borderless. Both, the U.S. Telco and Mexican Telco segments include revenues generated from Integrated Prepaid, Postpaid, and Private Network Services. Our Carrier Services revenues, generated as a part of our U.S. Telco segment, are the only revenues not currently generated by both the U.S. Telco and Mexico Telco segments. We have included the operations of ATSI-Canada, ATSI-Delaware and all businesses falling below the reporting threshold in the "Other" segment. The "Other" segment also includes intercompany eliminations. We have used earnings before interest, taxes, depreciation and amortization (EBITDA) in our segment reporting as it is the chief measure of profit or loss used in assessing the performance of each of our segments.

                                           For the three months ended             For the six months ended
                                           January 31,    January 31,            January 31,     January 31,
                                               1999           2000                   1999            2000
U.S. Telco
---------------------------------------------------------------------------------------------------------------
External revenues                             $5,942,131        $7,622,248       $14,226,266       $14,643,005
Intercompany revenues                                  -          $320,677                 -          $599,864
                                             ------------      ------------      ------------      ------------
               Total revenues                 $5,942,131        $7,942,925       $14,226,266       $15,242,869
                                             ============      ============      ============      ============

EBITDA                                          $122,493         ($176,045)         $980,259         ($455,355)

Operating income (loss)                        ($342,784)        ($478,453)          $82,830       ($1,298,737)

Net income (loss)                              ($987,681)        ($584,364)         ($17,618)      ($1,722,904)

Total assets                                 $12,413,385        $9,526,524       $12,413,385        $9,526,524

Mexico Telco
---------------------------------------------------------------------------------------------------------------
External revenues                             $1,561,356        $1,776,530        $2,958,032        $3,437,567
Intercompany revenues                         $1,110,730        $1,008,167        $2,009,648        $1,993,167
                                             ------------      ------------      ------------      ------------
               Total revenues                 $2,672,086        $2,784,697        $4,967,680        $5,430,734
                                             ============      ============      ============      ============

EBITDA                                         ($397,187)        ($288,932)        ($975,038)        ($767,741)

Operating loss                                 ($652,973)      ($1,331,323)      ($1,422,600)      ($2,100,202)

Net loss                                       ($786,193)      ($1,520,040)      ($1,679,880)      ($2,529,591)

Total assets                                 $16,566,813       $12,139,941       $16,566,813       $12,139,941

Internet  e-commerce
---------------------------------------------------------------------------------------------------------------
External revenues                               $621,410        $1,281,034        $1,176,876        $2,053,624
Intercompany revenues                                  -                 -                 -
                                           -------------      ------------      ------------      ------------
               Total revenues                   $621,410        $1,281,034        $1,176,876        $2,053,624
                                             ============      ============      ============      ============

EBITDA                                          $335,461          $722,478          $459,663          $985,505

Operating income                                $304,682          $646,450          $409,698          $840,650

Net income                                      $308,220          $643,056          $419,158          $838,311

Total assets                                  $1,277,083        $1,816,530        $1,277,083        $1,816,530

Other
---------------------------------------------------------------------------------------------------------------
External revenues                                      -                 -                 -                 -
Intercompany revenues                        ($1,110,730)      ($1,394,224)      ($2,009,648)      ($2,658,411)
                                             ------------      ------------      ------------      ------------
               Total revenues                ($1,110,730)      ($1,394,224)      ($2,009,648)      ($2,658,411)
                                             ============      ============      ============      ============

EBITDA                                                 -          ($27,123)          ($2,500)         ($98,199)

Operating loss                                   ($6,225)         ($33,581)         ($14,950)        ($112,313)

Net income (loss)                               $377,585       ($1,141,175)        ($452,111)      ($2,395,296)

Total assets                                 ($5,202,066)         $463,661       ($5,202,066)         $463,661

Total
---------------------------------------------------------------------------------------------------------------
External revenues                             $8,124,897       $10,679,812       $18,361,174       $20,134,196
Intercompany revenues                                  -                 -                 -                 -
                                             -----------       -----------       -----------       -----------
               Total revenues                 $8,124,897       $10,679,812       $18,361,174       $20,134,196
                                             ===========       ===========       ===========       ===========

EBITDA                                           $60,767          $230,378          $462,384         ($335,790)

Depreciation, Depletion and Amortization       ($758,066)      ($1,427,285)      ($1,407,406)      ($2,334,812)

Operating loss                                 ($697,299)      ($1,196,907)        ($945,022)      ($2,670,602)

Net loss                                     ($1,088,068)      ($2,602,523)      ($1,730,451)      ($5,809,480)

Total assets                                 $25,055,215       $23,946,656       $25,055,215       $23,946,656


     8. LEGAL PROCEEDINGS

     On February 11, 2000, we filed a Petition and Application for TRO and Temporary Injunctive Relief in district court in Bexar County, Texas (Cause Number 2000CI02032) against the former manager of our Costa Rican operations, Alejandro Filloy, a former private network customer, Simple Communications Technologies, Inc. and two other defendants, Gammacom Communicaciones, S.A. and American Teleport Services, Inc. We allege that Alejandro Filloy and Simple Communications used ATSI's assets to establish a competing business under the names Gammacom (a Costa Rican corporation) and American Teleport Services (a Florida corporation). We have asserted claims for conversion, fraud, and tortious interference with contractual relations and conspiracy. We have also asked for payment of unpaid amounts due from Simple Communications Technologies, Inc. under its agreement for private network services.

     In addition, we have filed a demand for payment against another former private network customer for services used and services which continue to accrue under the terms of agreement. The former customer has asserted that it did not have a binding written contract and does not owe us for any service not used.

     We have outstanding receivables related to these private network customers for both services used and services which continue to accrue under the terms of the respective agreements. While we can not estimate the possible loss, if any related to these receivables, there can be no assurance that the resolutions of both of these disputes would not have a material effect on our results of operations. As such, we have established a reserve for the amounts related to services, which continue to accrue under the agreements.

     9. RELATED PARTY TRANSACTIONS

     In February 2000, our Board of Directors approved a plan to lend approximately $1.4 million, at a market interest rate, in the aggregate to certain key executive officers to allow them to exercise approximately 2,250,000 of their vested options. The executive officers who borrowed under the plan must adhere to the following conditions: 1) they must contribute 10% in cash of the amount borrowed; 2) the stock obtained with the exercises must be escrowed under a twelve month standstill agreement or until such time as the note is paid; and 3) any derivative equity obtained from the stock's ownership must be escrowed for a six-month period.


     10. SUBSEQUENT EVENTS

     In February 2000, we issued 3,000 shares of Series D Preferred Stock for cash proceeds of approximately $3,000,000. The Series D Preferred Stock accrues cumulative dividends at the rate of 6% per annum.

     The Series D Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 83% of the five lowest closing bid prices on the ten days preceding conversion. As this conversion feature is considered a "beneficial conversion feature" to the holder, we will allocate a portion of the proceeds to additional paid-in capital as a discount to be amortized over the lesser of the period most beneficial to the holder or upon exercise of the conversion feature. The terms of our Series D Preferred Stock restrict us from declaring and paying dividends on our common stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock.

     In February 2000, we issued 1,000 shares of Series A Preferred Stock for cash proceeds of approximately $1.0 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

     The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) days preceding the Date of Closing (the "Initial Conversion Price"). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. The initial beneficial conversion feature which represents the difference between the Initial Conversion Price and the market price on the Commitment Date is $1,000,000, therefore, we will allocate all of the proceeds to additional paid-in capital as a discount to be amortized over a ninety day period the earliest period at which the beneficial conversion feature could be realized. The Series A Preferred Stock is callable and redeemable by us at 100% of its face value, plus any accumulated, unpaid dividends at our option any time after our Common Stock has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as we does not call the Preferred Stock prior to the first anniversary date of the Date of Closing. The terms of our Series A Preferred Stock restrict us from declaring and paying dividends on our common stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock.

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

General

     Our mission is to employ leading-edge technologies for delivery of exceptional telecommunication services to underserved Latino markets in the U.S. and Latin America emphasizing convenience, accessibility, quality, reliability, and affordability, while continually seeking to add value through new and innovative products and services. Utilizing a framework of licenses, interconnection and service agreements, network facilities and retail distribution channels (hereinafter collectively referred to as the "framework"), we are primarily focused on capturing market share in the international telecommunications corridor between the United States and Mexico. Even with poor phone-line penetration, our research indicates that Mexico may exchange more international traffic with the U.S. than any other country in the world within the next two years. As the regulatory environments allow, we plan to establish framework in other Latin American countries as well. In addition to the U.S. and Mexico, we currently own or have rights to use facilities in and have strategic relationships with carriers in Costa Rica, El Salvador, and Guatemala.

     Utilizing the framework described above, we provide local, domestic long distance and international calls from our own public telephones and communication centers within Mexico. Consumers visiting a Company-owned communication center or public telephone may dial directly to the desired party in exchange for cash payment, or can charge the call to a U.S. address (collect, person-to-person, etc.) or calling card, or to a U.S. dollar-denominated credit card with the assistance of an operator. In July 1998, we began providing domestic U.S. and international call services to Mexico to residential customers on a limited basis in the U.S. Callers may either pre-subscribe to our one-plus residential service, or dial around their pre-subscribed carrier by dialing 10-10-624, plus the area code and desired number. Where possible, these retail calls are transported over our own network infrastructure.

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

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of January 31, 2000. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital, we expect improved results of operations and liquidity in the rest of fiscal 2000.

Results of Operations

     The following table sets forth certain items included in our results of operations in dollar amounts and as a percentage of total revenues for the three and six-month periods ended January 31, 1999 and 2000.

                                       Three months ended January 31,               Six months ended January 31,
                                       -----------------------------                ----------------------------
                                        1999                   2000                   1999                  2000
                                        ----                   ----                   ----                  ----
                                                                      (unaudited)
                                     $          %            $          %          $         %           $         %
                                  --------     ---         ------     ----       -----      ---       -------     ----
Operating revenues:
-------------------
  Network Services
     Carrier                        $3,118      38%        $6,290      59%       $8,743      48%      $11,658      58%
     Private Network                 1,181      14%           602       6%        2,269      12%        1,339       7%
  Call Services
     Integrated Prepaid              1,356      17%         1,515      14%        2,624      14%        2,916      14%
     Postpaid                        1,849      23%           992       9%        3,548      19%        2,167      11%
  Internet e-commerce                  621       8%         1,281      12%        1,177       7%        2,054      10%
                                    ------     ---         ------     ---        ------     ---       -------     ---

Total operating revenues             8,125     100%        10,680     100%       18,361     100%       20,134     100%
                                    ------     ---         ------     ---        ------     ---       -------     ---

Cost of services                     4,824      59%         7,104      67%       11,325      62%       13,631      68%
                                    ------     ---         ------     ---        ------     ---       -------     ---

Gross margin                         3,301      41%         3,576      33%        7,036      38%        6,503      32%

Selling, general and
administrative expense               3,077      38%         3,252      30%        6,186      34%        6,627      33%

Bad debt expense                       163       2%            93       1%          387       2%          212       1%

Depreciation and amortization          758       9%         1,427      13%        1,407       7%        2,335      11%
                                    ------     ---         ------     ---        ------     ---       -------     ---

Operating loss                        (697)     (8%)       (1,196)    (11%)        (944)     (5%)      (2,671)    (13%)

Other, net                            (392)     (5%)         (616)     (6%)        (787)     (4%)      (1,088)     (6%)
                                    ------     ---         ------     ---        ------    ----       -------     ---

Net loss                            (1,089)    (13%)       (1,812)    (17%)       (1,731)     (9%)     (3,759)    (19%)

Less: preferred dividends                0       0%          (791)     (7%)            0       0%      (2,051)    (10%)
                                    ------     ---         ------     ---         ------      --       ------     ---

Net loss to common stockholders    ($1,089)    (13%)      ($2,603)    (24%)      ($1,731)     (9%)    ($5,810)    (29%)
                                    ======     ===         ======     ===         ======      ==       ======     ===

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

     Operating revenues. Operating revenues increased approximately $2.6 million, or 31%, due to increases in our carrier, integrated prepaid and Internet e-commerce services. This increase was offset to some extent by the decline in our private network and postpaid services.

     Network management services increased approximately $2.6 million, or 60%. This growth was principally due to the additional minutes processed for other carriers during the quarter ended January 31, 2000. We processed approximately
16.1 million minutes of traffic for other carriers during the quarter ended January 31, 1999, as compared to approximately 44.0 million minutes during the quarter ended January 31, 2000. In the fourth quarter ended July 31, 1999, our alternate fiber route became fully operational enabling us to increase our volume of carrier traffic. While the volume of carrier traffic will most likely increase as compared to previous years, we may not be able to maintain this growth trend as we continue to increase our focus on retail-based call services, which tend to be less volatile than wholesale traffic. Our private network revenues declined from $1.2 million to $602,000 between periods due to the loss of customers upon expiration or termination of their contracts. We have shifted our focus away from the provision of these private network services to public traffic in the U.S.-Mexican corridor. For the three months ended January 31, 2000 approximately $125,000 of private network revenues were included in the external revenues of our Mexico Telco segment as detailed in Note 7 in the accompanying financial statements. All other network management services revenues are included in the external revenues of our U.S. Telco segment.

     Call service revenues decreased approximately $698,000, or 22% between quarters. The decline was principally attributable to lower volumes of operator-assisted calls originating in Mexico and terminating in the U.S, new services such as prepaid cellular being introduced into the market by our competitors, and Mexican cellular providers recently introducing the concept of "calling party pays". During the quarter ended January 31, 2000, we processed approximately 14,000 operator-assisted calls originating in Mexico and terminating in the U.S. as compared to approximately 42,000 calls processed in the quarter ending January 31, 1999. We now provide these services almost exclusively from our own communication centers and payphones, due to the added expenses associated with third party owned locations. As we believe this call volume trend may continue, we have has recently begun utilizing the services of third-party owned operator centers to further reduce the cost of providing these calls. Integrated prepaid services, calls processed in exchange for cash without utilizing an operator center, increased to $1.5 million from $1.4 million for the periods ended January 31, 2000 and January 31, 1999, respectively. The calls are paid for almost exclusively in pesos, and the resulting revenues are translated to U.S. dollars in the accompanying consolidated financial statements. The average conversion rate of pesos to dollars during the quarters ended January 31, 1999 and January 31, 2000, was 10.0 and 9.4 respectively. While call volumes increased slightly between periods, the pesos generated converted to more U.S. dollars, period to period. Revenues from our integrated prepaid services are all recorded in the external revenues of our Mexico Telco segment. With the exception of approximately $196,000 of postpaid revenues included in our Mexico Telco operations all of our postpaid revenues are included in our U.S. Telco operations. Further segment information can be found in Note 7 of our accompanying financial statements.

     Our Internet e-commerce services increased approximately $660,000, or 106% between quarters. This growth was due primarily to the increased number of downloads of our CuteFTP product between quarters. Downloads grew from nearly 605,000 in the quarter ended January 1999 to nearly 2.32 million in the quarter ended January 2000. The increase in downloads has resulted in a corresponding increase in our revenues as downloads serve as the primary driver of revenues in coming months as well as increasing the target audience for banner advertisements. We began selling banner advertisements in April 1999 and advertising revenues produced approximately 18% of overall e-commerce revenues during the quarter ended January 31, 2000.


     Cost of Services. Cost of services increased approximately $2.3 million, or 47%, between quarters and increased as a percentage of revenues from 59% to 67%, between quarters. The increase in cost of services was principally attributable to the increased volume of business handled by us as discussed above. As discussed in revenues most of this increase was related to our carrier services product, which is accounted for in our U.S. Telco segment. The increase in cost of sales, as a percentage of revenues, was due primarily to the percentage of lower margin carrier services traffic increasing from 38% to 59% of overall corporate revenues, quarter to quarter. The resultant change in our traffic mix led to an increase in the combined telco operations cost of services from 65% to 75% for the quarter.

     Selling, General and Administrative (SG&A) Expense. SG&A expenses increased 6%, or approximately $175,000, between quarters. As a percentage of revenues, these expenses decreased from 38% to 30% between quarters. This increase in SG&A was primarily due to added SG&A costs at our Internet e-commerce subsidiary to support the introduction of new products into the market. SG&A costs associated with our telco businesses remained relatively flat between periods due to cost reduction efforts and in spite of expenses incurred with the completion of our plan to consolidate our Mexico City and Guadalajara operations into one office in Mexico City. The decrease in SG&A, as a percentage of revenues, was principally attributable to the increased volume of carrier services business generated by us during the quarter ended January 31, 2000, which generated significantly lower overhead costs relative to other services provided by us.

     Depreciation and Amortization. Depreciation and amortization rose approximately $669,000, or 88%, between quarters and increased as a percentage of revenues from 9% to 13%. The increase was primarily related to purchases of property, plant and equipment of approximately $1.4 million between January 31, 1999 and January 31, 2000 and the purchase of the rights to the source code of CuteFTP in January 1999. We also began providing additional depreciation expense as a result of a change in accounting estimate for useful lives within our Mexican subsidiaries. We also fully depreciated approximately $165,000 of our fixed assets for which we believe there are no associated future benefits.

     Operating Loss. Our operating loss increased approximately $499,000 between quarters and increased as a percentage of revenues from 8% to 11%, due to higher cost of services and selling, general and administrative expenses as a percentage of revenues, and increased depreciation and amortization.

     Other Income (Expense). Other income (expense) increased approximately $224,000 between quarters. This increase was principally attributable to additional debt discount expense associated with our conversion of convertible notes and a note payable during the quarter. Other increases in interest expense are a result of increased indebtedness and capital leases.

     Preferred Dividends. During the second quarter of fiscal 2000, we recorded approximately $791,000 of non-cash dividends related to cumulative convertible preferred stock. In addition to cumulative dividends on our Series A, Series B and Series C Preferred Stock, which are accrued at 10%, 6% and 6%, respectively, per month we have recorded amortization related to a discount or "beneficial conversion feature" associated with the issuance of our various preferred stock issuances. Our preferred stock issuances issued between March 1999 and December 1999 were approximately $6.3 million.

     Net loss. The net loss between quarters increased by approximately $1.5 million from $1.1 million to $2.6 million due primarily to increased depreciation and amortization, increased interest expense and preferred stock dividends.

Six Months Ended January 31, 2000 Compared to Six Months Ended January 31, 1999

     Operating revenues. Operating revenues increased approximately $1.8 million, or 10%, due to growth in our carrier, integrated prepaid and Internet e-commerce services. This increase was offset to some extent by the decline in our private network and postpaid services.

     Network management services increased approximately $2.0 million, or 18%. This growth was principally due to the additional minutes processed for other carriers during the quarter ended January 31, 2000. We processed approximately
43.0 million minutes of traffic for other carriers during the six months ended January 31, 1999, as compared to approximately 87.0 million minutes during the six months ended January 31, 2000. While the volume of carrier traffic will most likely increase as compared to previous years, we may not be able to maintain this growth trend as we continues to increase our focus on retail-based call services, which tend to be less volatile than wholesale traffic. Our private network revenues declined from $2.3 million to $1.3 between periods due to the loss of customers upon expiration or termination of their contracts. We have shifted our focus away from the provision of these private network services to public traffic in the U.S.-Mexican corridor. With the exception of approximately $274,000 of private network revenues included in external revenues for our Mexico Telco segment all of our network management services revenues are included in our U.S. Telco segment.

     Call service revenues decreased approximately $1.1 million, or 18% between periods. The decline was principally attributable to lower volumes of operator-assisted calls originating in Mexico and terminating in the U.S, new services such as prepaid cellular being introduced into the market by our competitors, and Mexican cellular providers recently introducing the concept of "calling party pays". During the six months ended January 31, 2000, we processed approximately 32,000 operator-assisted calls originating in Mexico and terminating in the U.S. as compared to approximately 83,000 calls processed in the six months ending January 31, 1999. We now provide these services almost exclusively from our own communication centers and payphones, due to the added expenses associated with third party owned locations. As we believe this call volume trend may continue, we have recently begun utilizing the services of third-party owned operator centers to further reduce the cost of providing these calls. Integrated prepaid services, calls processed in exchange for cash without utilizing an operator center, increased to $2.9 million from $2.6 million for the periods ended January 31, 2000 and January 31, 1999, respectively. The calls are paid for almost exclusively in pesos, and the resulting revenues are translated to U.S. dollars in the accompanying consolidated financial statements. The average conversion rate of pesos to dollars during the periods ended January 31, 1999 and January 31, 2000, was 10.0 and 9.4 respectively. While call volumes increased slightly between periods, the pesos generated converted to more U.S. dollars, period to period. Approximately $1.9 million of our postpaid revenues are included in U.S. Telco external revenues with the remaining $307,000 included in our Mexico Telco external revenues. For the six months ended January 31, 2000 all of our integrated prepaid services have been included in the external revenues of our Mexico Telco segment.

     Our Internet e-commerce services increased approximately $877,000, or 75% between periods. This growth was due primarily to the increased number of downloads of our CuteFTP product between periods. Downloads grew from nearly 1.2 million in the six months ended January 31, 1999 to approximately 4.3 million in the six months ended January 31, 2000. The increase in downloads has resulted in a corresponding increase in our revenues as downloads serve as the primary driver of revenues in coming months as well as increasing the target audience for banner advertisements.

     Cost of Services. Cost of services increased approximately $2.3 million, or 20%, between periods and increased as a percentage of revenues from 62% to 68%, between periods. The increase in cost of services was principally attributable to the increased volume of business handled by us as discussed above. As discussed in revenues most of this increase was related to our carrier services product, which is accounted for in our U.S. Telco segment. The increase in cost of sales, as a percentage of revenues, was due primarily to the percentage of lower margin carrier services traffic increasing from 48% to 58% of overall corporate revenues, period to period. The resultant change in our traffic mix led to an increase in the combined telco operations cost of services from 65% to 75% for the period.

     Selling, General and Administrative (SG&A) Expense. SG&A expenses increased 7%, or approximately $440,000, between periods. As a percentage of revenues, these expenses remained relatively constant. The increase in SG&A was primarily due to added SG&A costs at our Internet e-commerce subsidiary to support the introduction of new products into the market. SG&A costs associated with our telco businesses remained relatively flat between periods due to cost reduction efforts and in spite of expenses incurred with the completion of our plan to consolidate our Mexico City and Guadalajara operations into one office in Mexico City.

     Depreciation and Amortization. Depreciation and amortization rose approximately $928,000, or 66%, between periods and increased as a percentage of revenues from 7% to 11%. The increase was primarily related to purchases of property, plant and equipment of approximately $1.4 million between January 31, 1999 and January 31, 2000 and the purchase of the rights to the source code of CuteFTP in January 1999, We also began providing additional depreciation expense as a result of a change in accounting estimate for useful lives within our Mexican subsidiaries. Additionally, we fully depreciated approximately $165,000 of our fixed assets for which we believe there are no associated future benefits.

     Operating Loss. Our operating loss increased approximately $1.7 million between periods and increased as a percentage of revenues from 5% to 13%, due to higher cost of services and increased depreciation and amortization.

     Other Income (Expense). Other income (expense) increased approximately $201,000 between periods. This increase was principally attributable to additional debt discount expense associated with our conversion of convertible notes and a note payable in January 2000. Additional increases in interest expense are a result of increased indebtedness and capital leases.

     Preferred Dividends. During the six months ending January 31, 2000, we recorded approximately $2.1 million of non-cash dividends related to cumulative convertible preferred stock. In addition to cumulative dividends on our Series A, Series B and Series C Preferred Stock, which are accrued at 10%, 6% and 6%, respectively, per month we have recorded amortization related to a discount or "beneficial conversion feature" associated with the issuance of our various preferred stock issuances. The proceeds of the preferred stock issuances were approximately $6.3 million.

     Net loss. The net loss for the six months ended January 31, 2000 increased approximately $4.1 million to $5.8 million from the $1.7 million net loss for the six months ended January 31, 1999. The increased net loss was due primarily to increased selling, general and administrative expenses, increased depreciation and amortization expense, increased interest expense and the preferred stock dividends.

Liquidity and Capital Resources

     During the six-month period ended January 31, 2000, we generated negative cash flows from operations of $515,000. The amount of cash used in our operations is a result of the net loss incurred during the period, as well as activities related to payments to vendors. We have historically operated with negative cash flows and negative working capital, and have sought to fund those losses and deficits by completing private equity placements.

     For the six-month period ended January 31, 2000, our net loss, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation and the provision for losses on accounts receivable) was approximately $575,000. Management of the operating assets and liabilities, which consists mainly of collections on accounts receivable and payments made on outstanding payables, produced positive cash flows of approximately $60,000, resulting in the negative cash flows for the period of $515,000. As noted in Notes 4 and 8 of our accompanying financial statements we have disputed receivables which have affected our cash flows. We continue to pursue the amounts due from the financing company as noted in Note 4 as well as our two former customers as noted in Note 8. Should we not be able to resolve these disputes in our favor it will require cash outflows of approximately $14,000 as well as a reduction in expected cash inflows.

     For the three-month period ended January 31, 2000, we produced positive income, after adjustments for the same non-cash items mentioned above, of approximately $94,000. However, management of our operating assets and liabilities resulted in a net amount of cash being used of $1.1 million. During this period, our accounts receivable balance increased approximately $1.0 million due to increased business. Although the increased business translated to increased expenses during the period, we reduced our payables balance by approximately $476,000 utilizing cash produced by private equity issuances. Primarily as a result of these activities, we used approximately $959,000 in cash in our operating activities during the three months ended January 31, 2000.

     Until we are able to produce positive cash flows from operations on a recurring basis, and reduce or eliminate our working capital deficit, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service our debt requirements, or to purchase equipment to be used in the growth of our business. Should our available funds not be sufficient to pay vendors and suppliers, to service debt requirements and purchase equipment we will need to continue to raise additional capital. Until then, our operating activities may result in net cash being used, or provided, during quarterly periods, regardless of our income statement results for the periods. As noted in our amended Form 10-K we have not always paid all of our suppliers on time. Some of these suppliers are critical to our operations. These suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future.

     During the six month period ended January 31, 2000, we received net cash proceeds of $1.8 million from the issuance of preferred stock, and $920,000 from the issuance of common stock as a result of warrant and option exercises.
These funds were used to pay down outstanding payables balances as mentioned above, to make payments on our debt and capital lease obligations, and to purchase approximately $688,000 in equipment used in our network operations.
The net result of our operating, investing and financing activities was an increase in cash during the period of $284,000, and a working capital deficit as of January 31, 2000 of approximately $3.9 million. This represents a $3.0 million improvement over our working capital deficit of $6.9 million as of July 31, 1999 and a $6.4 million improvement over the working capital deficit of $10.3 million as of October 31, 1999.

     Although we produced positive net cash flows during the six month period ending January 31, 2000, the improvement in working capital was primarily due to the conversion of approximately $2.9 million in outstanding notes and accrued interest into our common stock which had been scheduled to mature in March 2000. The notes as issued provided that ATSI could issue a series of redeemable preferred stock and convert the notes to the preferred stock prior to maturity. By means of letters sent December 30, 1999 and January 24, 2000 we offered to allow the note holders to exercise outstanding warrants by offsetting the exercise price against amounts accrued on their outstanding notes and the right to convert any remaining balance of the notes to common stock at a discount of 20% to the average closing price of our common stock during the month of January. The amount of the discount was consistent with the other preferred stock deals we completed just prior to and subsequent to January 31. Note holders having accrued balances of approximately $2.27 million accepted our offer. The additional note holders were paid in full from the proceeds of a private placement with the same terms as the conversion. As of January 31, 2000, we have also classified approximately $1.9 of our capital lease obligation to NTFC Capital Corporation ("NTFC") as long-term. This obligation was classified as a current liability as of October 31, 1999. Although we were in default of financial covenants related to revenues, gross margins and EBITDA, we received a waiver from NTFC stating that it waived our compliance requirements as of those dates. Based upon our results before and after the period ended January 31, 2000, we will most likely be in default of these same covenants at the end of our next fiscal quarter, April 30, 2000. As such, we have requested that NTFC review our current business plan, including expected results and capital requirements, in order to re-set the financial covenants applicable to our capital lease obligation and prevent events of default from occurring on a quarterly basis going forward. Based on discussions with NTFC, management believes it is probable that NTFC will re-set the financial covenants such that we will be in compliance as of April 30, 2000. NTFC is in the process of reviewing this information, and we anticipate receiving the results of this review prior to April 30, 2000. As such, we have classified our obligation to NTFC as long-term. However, should we not receive revised financial covenants from NTFC, it is likely that we will be required to classify our entire obligation to NTFC as current as of April 30, 2000.

     Our current liabilities as of January 31, 2000 are approximately $10 million. Included in our current obligations are $1.5 million of current capital leases, approximately $340,000 of current note payables and approximately $8 million of accounts payable and accrued liabilities Until we are able to produce positive cash flows from operations on a recurring basis, we will need to continue to seek outside sources of funds to continue operations on a long-term basis. Subsequent to January 31, 2000, we have raised an additional $4,000,000 in private placements of preferred stock; $3,000,000 of 6% Series D Preferred Stock and an additional $1,000,000 of 10% Series A Preferred Stock. The material terms of these various preferred stock issuances can be found in Note 10 of this amended 10-Q.

     As discussed in Note 9 of the accompanying financial statements, our Board of Directors approved a plan to lend approximately $1.4 million, at a market interest rate, to certain key executive officers to allow them to exercise approximately 2,250,000 of their vested options. Most of these options were granted under our 1997 stock option plan as non-qualified options. In order to meet the exercise price and tax obligations it is likely that an exercise of options by these key executive officers would have required them to sell some of their shares immediately upon exercise. The Board believed it to be the best interest of our shareholders not to have these key executive officers sell their shares at a time when we were seeking a primary exchange listing.

     On February 17, 2000, we announced plans to capitalize on the value of our wholly owned subsidiary, GlobalSCAPE, Inc. by spinning out a portion of our ownership in GlobalSCAPE to our shareholders, and offering additional GlobalSCAPE shares to ATSI shareholders and the GlobalSCAPE customer base. Shareholders of ATSI will be allowed to participate in these transactions, which are designed to accomplish three goals: 1) To increase ATSI shareholder value;
2) to raise funds necessary for further growth at GlobalSCAPE, and 3) to raise funds necessary for further growth at ATSI. Management anticipates that the transaction will provide cash to ATSI to reduce or eliminate our working capital deficit. In addition, the transactions should also provide an ongoing benefit to ATSI, as it will realize a stepped-up benefit through our retained ownership in GlobalSCAPE, enhancing our own financial position and our ability to act on or finance opportunities going forward. However, depending on the percentage of our ownership to be retained after the spin-off and offering, GlobalSCAPE will contribute less profits and cash flows to ATSI. Because GlobalSCAPE currently contributes significantly to our consolidated EBITDA results, we expect our consolidated operating and cash flow results to decline after the spin-off and offering.


     On July 28, 2000 we filed an amended Form 10 for our wholly-owned subsidiary GlobalSCAPE, Inc. in which we noted that in light of current market conditions we have decided not to make a public offering of GlobalSCAPE common stock contemporaneously with the distribution. We will complete the distribution as planned and we will continue to evaluate a public offering as well as other alternatives to finance GlobalSCAPE's growth and raise funds for ATSI. The distribution is expected to occur on or before September 8, 2000 to shareholders of record as of July 14, 2000.

     In the near term, we must continue to manage our costs of providing services and overhead costs as we begin focusing on optimizing use of our network. We have applied for a long distance concession in Mexico which, if obtained, we believe will eventually allow us to significantly reduce our cost of transporting services. In order for us to significantly reduce costs with the concession, we would need to purchase a significant amount of hardware and software, allowing us to expand and operate our own network in Mexico. We believe that these capital expenditures may approximate $60 million over a five-year period. Should we be granted this concession we would likely need to raise these funds through additional debt and/or equity capital. While we believe that we would be able to raise these funds upon the granting of a concession, we can give no assurance that we will be able to do so.

     Until we are able to produce positive cash flows from operations in an amount sufficient to meet our debt service and capital expenditure requirements, we must be able to access debt and/or equity capital to assist us in doing so, although no assurance may be given that we will be able to do so. In an effort to meet our financial needs going forward, we have engaged the investment banking firm of Gerard, Klauer Mattison & Co. ("GKM"). GKM will assist us in finding and securing financial and strategic relationships. While we will continue to work with GKM in forming medium and long-term financing solutions, it may be necessary for us to continue to access debt and/or equity capital in the near-term.

Inflation/Foreign Currency

     Inflation has not had a significant impact on our operations. With the exception of integrated prepaid revenues from our communication centers and payphones, almost all of our revenues are generated and collected in U.S. dollars. Integrated prepaid services from our communication centers and payphones are provided at the time of the call in exchange for cash payment, so we do not maintain receivables on our books that are denominated in pesos. In an effort to reduce foreign currency risk, we attempt to convert pesos collected to U.S. dollars quickly and attempt to maintain minimal cash balances denominated in pesos. Some expenses related to certain services provided by us are incurred in foreign currencies, primarily Mexican pesos. The devaluation of the Mexican peso over the past several years has not had a material adverse effect on our financial condition or operating results.

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

     As previously discussed under the caption "Inflation", We face risks related to certain of our revenue streams, namely, direct dial or integrated prepaid services from our own Mexican communication centers and payphones and the transacting of business in pesos as opposed to U.S. dollars. Historically, we have been able to minimize foreign currency exchange risk by converting from pesos to U.S. dollars quickly and by maintaining minimal cash balances denominated in pesos. As we grows our retail business in Mexico it is likely that we will face increasing foreign currency transaction risks.

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

PART II OTHER INFORMATION

Item 2 Change in Securities and Use of Proceeds

     Our registration statement on form S-3, File No. 333-84115, on which we registered 3,198,054 shares of common stock, became effective on August 19, 1999. This common stock was issuable under the terms of our 6% Series B Cumulative Convertible Preferred Stock and a warrant for the purchase of 50,000 shares of common stock both issued to The Shaar Fund on July 2, 1999 and under the terms of two warrants for the purchase of common stock issued to Gary Wright and Rocky Dazzo each on November 6, 1998.

     The warrants held by Gary Wright and Rocky Dazzo expired before they were exercised.

     The Shaar Fund converted all of its series B preferred stock into common stock between October 5, 1999 and January 24, 2000 resulting in the issuance of 2,541,734 shares of common stock. We also issued The Shaar Fund 29,368 shares and 12,372 shares, respectively of common stock in payment of dividends due on the series B preferred stock on September 29, 1999 and December 31, 1999, respectively. The Shaar Fund exercised its warrant for 50,000 shares of common stock on February 10, 2000. The Shaar Fund has informed us that it has sold all of the shares of common stock resulting from the conversion of the series B preferred stock, the issuance of dividends on the series B preferred stock, and the exercise of the warrant.

We did not receive any of the proceeds of the sale of the common stock registered on this Form S-3. We received $2,000,000 of proceeds upon the issuance of the series B preferred stock on July 2, 1999. We incurred expenses in connection with the issuance of the series B preferred stock and registration of the underlying common stock as follows (approximate amounts):

                     Legal fees:                  $ 50,000.00
                     Registration fees:             11,677.55
                     Printing & Miscellaneous:       5,000.00
                     Placement Fee:                200,000.00 (plus warrant described below)
                     ----------------------------------------
                     Total:                        266,677.55

     Our placement fee to Corporate Capital Management LLC for services in connection with the series B preferred stock consisted of the $200,000 cash listed above and a warrant for the purchase of 50,000 shares of our common stock at an exercise price of $1.25 per share. None of these expenses were paid directly or indirectly to any officer or director or affiliate of us, or any person owning ten (10) percent or more of our common stock, or any of their associates.

     We used the $1,734,000 remaining after payment of expenses for working capital purposes. Of this amount, $14,855.71 was paid to two companies controlled by our director, Tomas Revesz as fees due under service agreements. No other proceeds were paid directly or indirectly to any officer or director or affiliate of us, or any person owning ten (10) percent or more of our common stock, or any of their associates.

     In September 1999 we issued 500 shares of Series C preferred stock for approximately $500,000 and a warrant to purchase 20,000 shares of common stock at $1.19. Additionally, we will issue 19,693 shares of common stock to Corporate Capital Management LLC for introducing us to the Shaar Fund. As noted in Note 8 of our amended 10-K our Series C preferred stock converts to common stock at a discount to market based on the lower of an Initial Conversion Price or 78% of the five lowest closing bid prices of the ten days preceding conversion. The Series C preferred stock accrues dividends at 6% per annum. The Shaar Fund converted all of its Series C preferred stock in March 2000 for approximately 485,000 shares of our common stock. We currently have a pending Registration statement on Form S-3 (File No. 333-89683) to register these shares.

     In November 1999 we issued 31,566 shares of common stock with a market value of $25,000 in accordance with an outstanding agreement with Dr. James McCourt, Jr., an individual shareholder whereby he will guarantee up to $500,000 of our capital lease debt.

     In December 1999 we issued in two separate transactions 4,255 shares and 10,000 shares of our Series A preferred stock for cash proceeds of approximately $425,500 and $1,000,000, respectively. Additionally, we issued 115 shares for services rendered in connection with the placement of the 4,255 shares and 106,045 warrants to purchase common stock at $.9430 for services rendered in connection with the placement of the 10,000 shares. As noted in Note 6 of this amended 10-Q our Series A preferred stock converts to common stock at a discount to market originally defined as the Initial Conversion Price. This conversion price is reset on each anniversary date to the lower of 75% of the then calculated conversion price or 75% of the initial conversion price so long as the conversion price can never be reset any lower than 75% of the initial conversion price. The Series A preferred stock accrues dividends at 10% per annum.

     In January 2000 we issued approximately 2,632,929 shares of our common stock to holders of convertible notes originally issued in March 1997 and the holder of a note payable originally issued in October 1997. The shares were issued in consideration of approximately $3.3 million of debt owed to the holders. Certain holders exercised warrants they held against the amounts due them reducing the amount of shares issued to them related to the conversion of debt. The debt for all holders was converted at an exercise price of $1.1844 the average closing price for the month of January 2000 except for holders of approximately $632,202 of debt who elected to be paid in cash. The cash was raised through a private placement at identical terms to the conversion of the other holders debt resulting in the issuance of 533,774 shares of our common stock, which is included in the 2,632,929 shares. The Company further issued 118,800 shares of common stock to a company for services rendered in connection with the debt conversion and refinancing. We currently have a pending Registration Statement on Form S-3 (File No. 333-35846) to register these shares.

     The terms of our Series A, B, and C preferred stock restrict us from declaring and paying dividends on our common stock until such time as all dividends have been fulfilled related to our preferred stock.

     Each of these offerings were transactions by an issuer not involving any public offering under Section 4(2) of the Securities Act of 1933, as amended and SEC Regulation D.

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


                    AMERICAN TELESOURCE INTERNATIONAL INC.
                                 (Registrant)





Date:   August 25, 2000       By:        /s/ H. Douglas Saathoff
                                         -----------------------
                              Name:      H. Douglas Saathoff
                              Title:     Chief Financial Officer