Form 10-Q/A
period 2000-04-30
AMERICAN TELESOURCE INTERNATIONAL INC
filed 2000-08-25
CIK 1014052

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QA

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--
ACT OF 1934
For the quarterly period ended April 30, 2000

                                       or

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

                                      INDEX

Part I   FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            ----
Item 1.  Interim Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets as of July 31, 1999 and April 30, 2000..............................    3
         Consolidated Statements of Operations for the Three and Nine Months
          Ended April 30, 1999 and 2000..................................................................    4
         Consolidated Statements of Comprehensive Loss for the Three and Nine Months
          Ended April 30, 1999 and 2000..................................................................    5
         Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 1999 and 2000.........    6
         Notes to Consolidated Financial Statements......................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........   13

Part II   OTHER INFORMATION

Item 2 Change in Securities and Use of Proceeds..........................................................   24
Item 4 Submission of Matters to a Vote of Security Holders...............................................   25
Item 6 Exhibits and Reports on Form 8-K..................................................................   25

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)

                                                                                        July 31,           April 30,
                                                                                          1999                2000
                                                                                     ---------------     --------------
                                                                                                          (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                           $           379     $        3,947
 Accounts receivable, net of allowance of $ 1,600 and $ 1,613, respectively                    3,693              4,059
 Notes receivable, current                                                                        -                 169
 Inventory                                                                                        -                  72
 Prepaid expenses and other assets                                                               755                734
                                                                                     ---------------     --------------
     Total current assets                                                                      4,827              8,981
                                                                                     ---------------     --------------

PROPERTY AND EQUIPMENT (At cost):                                                             16,669             18,469
 Less - Accumulated depreciation and amortization                                             (4,713)            (7,482)
                                                                                     ---------------     --------------
     Net property and equipment                                                               11,956             10,987
                                                                                     ---------------     --------------

OTHER ASSETS, net
 Goodwill, net                                                                                 5,032              4,928
 Contracts, net                                                                                  703                199
 Trademarks, net                                                                                 789                655
 Other assets                                                                                    615                846
                                                                                     ---------------     --------------
     Total assets                                                                    $        23,922     $       26,596
                                                                                     ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                    $         4,004     $        4,109
 Accrued liabilities                                                                           3,167              1,866
 Current portion of notes payable                                                                961                223
 Current portion of convertible long-term debt                                                 1,942                 -
 Current portion of obligations under capital leases                                           1,430              1,434
 Deferred revenue                                                                                233                123
                                                                                     ---------------     --------------
     Total current liabilities                                                                11,737              7,755
                                                                                     ---------------     --------------

LONG-TERM LIABILITIES:
 Notes payable, less current portion                                                             312                 -
 Obligations under capital leases, less current portion                                        5,523              4,652
 Other long-term liabilities                                                                     213                 28
                                                                                     ---------------     --------------
     Total long-term liabilities                                                               6,048              4,680
                                                                                     ---------------     --------------

COMMITMENTS AND CONTINGENCIES:

REDEEMABLE PREFERRED STOCK
 Series D Cumulative Convertible Preferred Stock, 3,000 shares authorized, no shares issued and outstanding at July 31, 1999, 3,000 shares issued and outstanding at April 30, 2000, carrying value of
 $3,034,000 at April 30, 2000, mandatory redemption value of $4,680,000                           -               3,034
STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized,
 Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 24,145 shares issued and outstanding at July 31, 1999,
 24,255 shares issued and outstanding at April 30, 2000                                           -                  -
 Series B Cumulative Convertible Preferred Stock, 2,000 shares authorized, 2,000 shares issued and outstanding at July 31, 1999,
 no shares issued and outstanding at April 30, 2000                                               -                  -
 Common stock, $0.001 par value, 100,000,000 shares authorized,
 48,685,287 issued and outstanding at July 31, 1999,
 66,639,081 issued and outstanding at April 30, 2000                                              49                 67
 Additional paid in capital                                                                   29,399             48,134
 Accumulated deficit                                                                         (21,987)           (35,092)
 Notes receivable from shareholders                                                               -              (1,158)
 Deferred compensation                                                                          (466)              (149)
 Accumulated other comprehensive income                                                         (858)              (675)
                                                                                     ---------------     --------------
     Total stockholders' equity                                                                6,137             11,127

     Total liabilities and stockholders' equity                                      $        23,922     $       26,596
                                                                                     ===============     ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.

                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)

                                  (unaudited)

                                                     Three months ended April 30,          Nine months ended April 30,
                                                       1999               2000               1999               2000
                                                 -----------------  -----------------  -----------------  -----------------
OPERATING REVENUES:
  Network Services
      Carrier                                               $1,877             $5,362            $10,621            $17,019
      Private Network                                        1,430                488              3,698              1,828
  Call Services
      Integrated Prepaid                                     1,399              1,590              4,023              4,511
      Postpaid                                               2,046                690              5,594              2,853
  Internet e-commerce                                          679              1,387              1,856              3,440
                                                 -----------------  -----------------  -----------------  -----------------

     Total operating revenues                                7,431              9,517             25,792             29,651
                                                 -----------------  -----------------  -----------------  -----------------

OPERATING EXPENSES:
  Cost of services                                           4,142              6,723             15,467             20,353
  Selling, general and administrative                        3,000              3,755              9,187             10,382
  Bad debt expense                                             240                172                627                385
  Depreciation and amortization                                942              1,129              2,349              3,464
                                                 -----------------  -----------------  -----------------  -----------------

     Total operating expenses                                8,324             11,779             27,630             34,584
                                                 -----------------  -----------------  -----------------  -----------------

Operating loss                                                (893)            (2,262)            (1,838)            (4,933)

OTHER INCOME(EXPENSE):
  Other income (expense)                                       (33)                13                (68)                33
  Interest expense                                            (387)              (363)            (1,137)            (1,471)
                                                 -----------------  -----------------  -----------------  -----------------

     Total other income (expense)                             (420)              (350)            (1,205)            (1,438)
                                                 -----------------  -----------------  -----------------  -----------------

NET LOSS                                                   ($1,313)           ($2,612)           ($3,043)           ($6,371)

LESS: PREFERRED DIVIDENDS                                      (31)            (4,683)               (31)            (6,734)
                                                 -----------------  -----------------  -----------------  -----------------

NET LOSS TO COMMON STOCKHOLDERS                            ($1,344)           ($7,295)           ($3,074)          ($13,105)
                                                 =================  =================  =================  =================

BASIC AND DILUTED LOSS PER SHARE                            ($0.03)            ($0.12)            ($0.07)            ($0.25)
                                                 =================  =================  =================  =================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                       46,844             61,780             46,259             53,448
                                                 =================  =================  =================  =================

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (In thousands)

                                                         For the three months ended           For the six months ended
                                                       --------------------------------    -------------------------------
                                                                 January 31,                         January 31,
                                                       --------------------------------    -------------------------------
                                                         1999                   2000         1999                   2000
                                                       ---------              ---------    --------              ---------
Net loss to common stockholders                          ($1,344)               ($7,295)     ($3,074)              ($13,105)

     Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                (88)                   165          (31)                   183
                                                        --------              ---------     --------             ----------
Comprehensive loss to common stockholders                ($1,432)               ($7,230)     ($3,105)              ($12,922)
                                                        ========              =========     ========             ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                          Nine months ended April 30,
                                                                              1999                  2000
                                                                       -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     ($3,043)             ($6,371)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                               2,349                3,464
     Amortization of debt discount                                                 254                  353
     Deferred compensation                                                         395                  317
     Provision for losses on accounts receivable                                   627                  385
     Changes in operating assets and liabilities
       Increase in accounts receivable                                          (1,074)                (758)
       Increase in other assets-current and long-term                             (815)                (263)
       Decrease in accounts payable                                               (688)                (818)
       Increase (Decrease) in accrued liabilities                                  747                  (29)
       Decrease in deferred revenue                                                (42)                (110)
                                                                            ----------            ---------
Net cash used in operating activities                                           (1,290)              (3,830)
                                                                            ----------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (866)              (1,206)
  Net cash paid in acquisitions                                                   (171)                  --
                                                                            ----------            ---------
Net cash used in investing activities                                           (1,037)              (1,206)
                                                                            ----------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                                  489                  237
   Net decrease in short-term borrowings                                          (306)                (306)
   Increase (decrease) from advanced funding arrangements                          332                  (40)
   Payments on debt                                                               (385)                (723)
   Capital lease payments                                                         (774)              (1,021)
   Proceeds from issuance of preferred stock, net
    of issuance costs                                                            1,133                5,683
   Proceeds from issuance of common stock, net
    of issuance costs                                                              963                4,774
                                                                            ----------            ---------
Net cash provided by financing activities                                        1,452                8,604
                                                                            ----------            ---------
Net (decrease) increase in cash                                                   (875)               3,568

Cash, beginning of period                                                        1,091                  379
                                                                            ----------            ---------
Cash, end of period                                                           $    216              $ 3,947
                                                                            ==========            =========

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


     1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the accounts of ATSI-Delaware, ATSI-Canada, ATSI-Texas, ATSI-Mexico, ATSI de CentroAmerica, Computel, Telespan, Sinfra and GlobalSCAPE have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI, Inc. and its subsidiaries ("ATSI" or "the Company") as of July 31, 1999 and April 30, 2000, the results of their operations for the three and nine months ended April 30, 1999 and 2000 and cash flows for the nine months ended April 30, 1999 and 2000. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 1999 included in our annual report as amended on Form 10-K/A filed with the SEC on April 14, 2000 and August 25, 2000. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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


     2. FUTURE OPERATIONS

     Our consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. As of April 30, 2000, we had positive working capital of approximately $1.2 million. For the period from December 17, 1993 to April 30, 2000, we have incurred cumulative net losses of approximately $35.1 million. Although we have capital resources available to us, these resources are limited and may not be available to support our ongoing operations until such time as we are able to maintain positive cash flow from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

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


     3. CAPITAL LEASES

     As of July 31, 1999, we entered into a capital lease transaction with NTFC Capital Corporation, ("NTFC") to finance the purchase of a DMS 250/3000 International gateway switch from Northern Telecom, Inc. and additional equipment totaling approximately $2.0 million over a five and a half-year period with payments delayed for six months. The lease facility requires that we meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, earnings before interest, taxes and depreciation and amortization (EBITDA) results and debt to equity ratios. As of April 30, 2000, we were in default of quarterly financial covenants related to revenues, gross margins and EBITDA. We have received a waiver from NTFC stating that it waived our compliance requirements as of April 30, 2000. However, based upon our results before and after the period ended April 30, 2000, we will most likely be in default of these same covenants at the end of our next fiscal quarter and year end, July 31, 2000. As such, we have requested that NTFC review our current business plan, including expected results and capital requirements, in order to re-set the financial covenants applicable to its capital lease obligation and prevent events of default from occurring on a quarterly basis going forward. Based on discussions with NTFC, management believes it is probable that NTFC will re-set the financial covenants such that we will be in compliance as of July 31, 2000. NTFC is in the process of reviewing this information, and we anticipate receiving the results of this review prior to July 31, 2000. As such, we have classified our obligation to NTFC as long-term. However, should we not receive revised financial covenants from NTFC, it is likely that we will be required to classify our entire obligation to NTFC as current as of July 31, 2000.


     4. PREFERRED STOCK

     In February 2000, we issued 1,000 shares of Series A Preferred Stock for cash proceeds of approximately $1.0 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum.

     The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) days preceding the Date of Closing (the "Initial Conversion Price"). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. The initial beneficial conversion feature which represents the difference between the Initial Conversion Price and the market price on the Commitment Date is $1,000,000, therefore, we will allocate all of the proceeds to additional paid-in capital as a discount to be amortized over a ninety day period the earliest period at which the beneficial conversion feature could be realized. The Company adjusted its preferred dividend expense to $4.7 million and $6.7 million for the three and nine months ended April 30, 2000 from $3.9 million and $5.8 million in its previously filed 3/rd/ Quarter 10-Q. The Series A Preferred Stock is callable and redeemable by us at 100% of its face value, plus any accumulated, unpaid dividends at our option any time after our Common Stock has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as we do not call the Preferred Stock prior to the first anniversary date of the Date of Closing. The terms of our Series A Preferred Stock restrict us from declaring and paying dividends on its common stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock.

     During the quarter, the holders of our Series A Preferred Stock first and second closings elected to convert 2,414 shares into our Common Stock. This conversion resulted in the issuance of 3,287,478 shares of our Common Stock during the quarter. Accumulated dividends approximating $241,000 associated with the Series A Preferred Stock mentioned above converted to 328,753 shares of our Common Stock. In addition, the holder of our Series C Preferred Stock elected to convert 500 shares into our Common Stock. This conversion resulted in the issuance of 484,872 shares of our Common Stock during the quarter. Accumulated dividends of approximately $8,000 associated with the Series C Preferred Stock mentioned above converted to 7,436 shares of our Common Stock.

     5. REDEEMABLE PREFERRED STOCKS

     In February 2000, we issued 3,000 shares of Series D Preferred Stock for cash proceeds of approximately $3.0 million. The Series D Preferred Stock accrues cumulative dividends at the rate of 6% per annum.

     The Series D Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 83% of the five lowest closing bid prices on the ten days preceding conversion. As this conversion feature is considered a " beneficial conversion feature" to the holder, we allocated all of the proceeds to additional paid-in capital as a discount to be amortized over the lesser of the period most beneficial to the holder or upon exercise of the conversion feature. The discount was amortized in its entirety during the quarter ended April 30, 2000. The terms of our Series D Preferred Stock restrict us from declaring and paying dividends on our common stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock.

     The Series D Preferred Stock contains a mandatory redemption feature should there be a change of control. The redemption feature calls for a redemption value of 120% of the sum of $1,300 per share and accrued and unpaid dividends. If there were a change of control, excluding accrued and unpaid dividends, we would be required to redeem the $3,000,000 Series D Preferred stock for approximately $4.7 million.

     6. SEGMENT REPORTING

In an attempt to identify its reportable operating segments, we considered a number of factors or criteria. These criteria included segmenting based upon geographic boundaries only, segmenting based on the products and services provided, segmenting based on legal entity and segmenting by business focus. Based on these criteria or factors, we have determined that we have three reportable operating segments: (1) U.S. Telco; (2) Mexico Telco; and (3) Internet e-commerce. Clearly, our Internet e-commerce subsidiary, GlobalSCAPE, Inc. and its operations can be differentiated from the telecommunication focus of the rest of the Company. Additionally, we believe that our U.S. and Mexican subsidiaries should be separate segments in spite of the fact that many of the products are borderless. Both, the U.S. Telco and Mexico Telco segments include revenues generated from Integrated Prepaid, Postpaid, and Private Network Services. Our Carrier Services revenues, generated as a part of our U.S. Telco segment, are the only revenues not currently generated by both the U.S. Telco and Mexico Telco segments. We have included the operations of ATSI-Canada, ATSI-Delaware and all businesses falling below the reporting threshold in the "Other" segment. The "Other" segment also includes intercompany eliminations. We have used earnings before interest, taxes, depreciation and amortization (EBITDA) in our segment reporting as it is the chief measure of profit or loss used in assessing the performance of each of our segments.

                                                         For the three months ended            For the nine months ended
                                                           April 30,     April 30,               April 30,     April 30,
                                                             1999          2000                    1999          2000
U.S. Telco
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                       $  5,044,718       $  6,278,920       $ 19,270,984      $  20,921,925
Intercompany revenues                                   $    456,663       $    243,210       $    456,663      $     843,074
                                                        ------------       ------------       ------------      -------------
                 Total revenues                         $  5,501,381       $  6,522,130       $ 19,727,647      $  21,764,999
                                                        ============       ============       ============      =============

EBITDA                                                     ($240,204)       ($1,613,292)      $    740,055        ($2,374,649)

Operating loss                                             ($707,537)       ($2,143,688)         ($624,708)       ($3,748,425)

Net loss                                                 ($1,384,639)       ($2,470,456)       ($1,402,257)       ($4,499,360)

Total assets                                            $ 12,796,280       $ 11,430,640       $ 12,796,280      $  11,430,640

Mexico Telco
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                       $  1,707,355       $  1,851,603       $  4,665,387      $   5,289,170
Intercompany revenues                                   $  1,896,427       $    925,030       $  3,906,073      $   2,918,198
                                                        ------------       ------------       ------------      -------------
                 Total revenues                         $  3,603,782       $  2,776,633       $  8,571,460      $   8,207,368
                                                        ============       ============       ============      =============

EBITDA                                                  $    230,592           ($40,194)         ($744,446)         ($539,934)

Operating loss                                             ($170,076)         ($543,150)       ($1,592,676)       ($2,375,351)

Net loss                                                   ($263,056)         ($717,894)       ($1,942,936)       ($2,979,484)

Total assets                                            $ 14,332,122       $ 11,226,584       $ 14,332,122      $  11,226,584

Internet  e-commerce
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                       $    679,172       $  1,386,756       $  1,856,048      $   3,440,380

Intercompany revenues                                             -                  -                  -                  -
                                                        ------------       ------------       ------------      -------------
                 Total revenues                         $    679,172       $  1,386,756       $  1,856,048      $   3,440,380
                                                        ============       ============       ============      =============

EBITDA                                                  $    264,675       $    549,533       $    724,338      $   1,573,038

Operating income                                        $    202,241       $    455,034       $    611,939      $   1,333,684

Net income                                              $    205,589       $    444,358       $    624,747      $   1,320,670

Total assets                                            $  1,266,299       $  2,467,180       $  1,266,299      $   2,467,180

Other
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                                  -                  -                  -                  -
Intercompany revenues                                    ($2,353,090)       ($1,168,240)       ($4,362,736)       ($3,761,272)
                                                        ------------       ------------       ------------      -------------
                 Total revenues                          ($2,353,090)       ($1,168,240)       ($4,362,736)       ($3,761,272)
                                                        ============       ============       ============      =============

EBITDA                                                     ($206,145)          ($29,088)         ($208,645)         ($127,287)

Operating loss                                             ($217,799)          ($30,402)         ($232,749)         ($142,715)

Net income (loss)                                       $     98,239        ($4,551,011)         ($353,872)       ($6,946,306)

Total assets                                             ($1,526,827)      $  1,471,339        ($1,526,827)     $   1,471,339

Total
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                       $  7,431,245       $  9,517,279       $ 25,792,419      $  29,651,475
Intercompany revenues                                              -                  -                  -                  -
                                                        ------------       ------------       ------------      -------------
                 Total revenues                         $  7,431,245       $  9,517,279       $ 25,792,419      $  29,651,475
                                                        ============       ============       ============      =============

EBITDA                                                  $     48,918        ($1,133,041)      $    511,302        ($1,468,832)

Depreciation, Depletion and Amortization                   ($942,089)       ($1,129,165)       ($2,349,496)       ($3,463,975)

Operating loss                                             ($893,171)       ($2,262,206)       ($1,838,194)       ($4,932,807)

Net loss                                                 ($1,343,867)       ($7,295,003)       ($3,074,318)      ($13,104,480)

Total assets                                            $ 26,867,874       $ 26,595,743       $ 26,867,874      $  26,595,743


     7. LEGAL PROCEEDINGS

     On February 11, 2000, we filed a Petition and Application for TRO and Temporary Injunctive Relief in district court in Bexar County, Texas (Cause Number 2000CI02032) against the former manager of our Costa Rican operations, Alejandro Filloy, a former private network customer, Simple Communications Technologies, Inc. and two other defendants, Gammacom Communicaciones, S.A. and American Teleport Services, Inc. We allege that Alejandro Filloy and Simple Communications used our assets to establish a competing business under the names Gammacom (a Costa Rican corporation) and American Teleport Services (a Florida corporation). We have asserted claims for conversion, fraud, and tortious interference with contractual relations and conspiracy. We have also asked for payment of unpaid amounts due from Simple Communications Technologies, Inc. under its agreement for private network services. This action was moved to federal court on March 6, 2000 and is now pending in the U.S. District Court for the Western District of San Antonio, Civil Action No. SA 00CA-302-OG.

     In addition, we have filed a petition for payment against another private network customer, International Telecommunications Systems, Inc. ("ITS"), in the district court in Bexar County, Texas (Cause Number 2000CIO5482). The petition demands payment of charges for services used and for charges which continue to accrue under the terms of the three-year agreement between the Company and ITS. ITS has asserted that it did not have a binding written contract and does not owe us for any service not used.

     We have outstanding receivables related to these private network customers for both services used and services which continue to accrue under the terms of the respective agreements. While we can not estimate the possible loss, if any, related to these receivables, there can be no assurance that the resolutions of both of these disputes would not have a material effect on our results of operations. As such, we have established a reserve for the amounts related to services, which continue to accrue under the agreements.

     On January 29, 1999 and March 3, 1999, respectively, one of our customers Twister Communications, Inc. and the Company filed Demands for Arbitration seeking damages for breach of contract before the American Arbitration Association. An arbitration panel was selected and the companies began the process of completing written discovery. On May 23, 2000, Twister Communications, Inc. was placed in involuntary Chapter 7 bankruptcy by three of its other creditors (U.S. Bankruptcy Court for the Southern District of Texas, Houston Division, Case No. 00-34799-H1-7). The bankruptcy trustee's initial report to the court indicates that Twister does not possess sufficient assets to pay any meaningful portion of its debt.

     In light of the recent events, we believe it is unlikely that we will be able to recover any portion of our debt and will write off the approximate $846,000 receivable from our customer. Because we previously allowed for this receivable in its entirety, the write-off will have no impact on our earnings but will reduce both the Company's Accounts Receivable and its Allowance for Doubtful Accounts.

     8. RELATED PARTY TRANSACTIONS

     In February 2000, our Board of Directors approved a plan to lend approximately $1.4 million, at a market interest rate, in the aggregate to certain key executive officers to allow them to exercise approximately 2,250,000 of their vested options. The executive officers who borrowed under the plan must adhere to the following conditions: 1) they must contribute 10% in cash of the amount borrowed; 2) the stock obtained with the exercises must be escrowed under a twelve month standstill agreement or until such time as the note is paid; and
3) any derivative equity obtained from the stock's ownership must be escrowed for a six-month period. As of April 30, 2000, we had lent approximately $1.2 million to key executive officers allowing them to exercise vested options. We recognized the transaction by recording a note receivable for each executive officer.

     9. SUBSEQUENT EVENTS

     On June 8, 2000 we announced that we had signed a definitive agreement to acquire a Mexican company which holds a long distance concession license in that country. The terms of the agreement call for the Company and its Mexican affiliates to purchase 100% of the stock of Grupo Intelcom de Mexico, S.A. de C.V. from Alfonso Torres Roqueni (a 51% stockholder) and COMSAT Mexico, S.A. de C.V. (a 49% stockholder) for a total of approximately $755,500 in cash, $500,000 in the form of a note payable and 400,000 shares of American TeleSource International, Inc. stock. Additionally, Mr. Torres will receive 100,000 warrants exercisable at $6.00 for a period of three years. As previously announced, the transfer of the long distance concession license has already been approved by Mexico's telecommunications regulator, Comision Federal de Telecomunicaciones ("Cofetel"). Final regulatory authorization from the Secretaria de Comunicaciones y Transportes ("SCT"), a process required in any telecommunications business combination in Mexico, is pending.

     On June 14, 2000 we announced that we had signed a definitive agreement to acquire privately held San Diego, California-based Genesis Communications International, Inc. ("Genesis") in exchange for approximately $37.3 million in shares of ATSI common stock. Closing of the transaction is contingent on required U.S. regulatory approval and other customary conditions. In accordance with the agreement, the number of shares to be issued upon consummation of the transaction will be within a range of approximately 4.7 million to 9.6 million shares, depending upon ATSI's stock price at closing.

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

     In June 2000, we announced that we had signed a definitive agreement to purchase Grupo Intelcom, S.A. de C.V., a Mexican entity which holds a 30-year long distance concession in that country. Upon consummation of the transaction, we intend to extend our network in Mexico beyond our backbone network, interconnecting into the local telephone infrastructure in targeted markets in Mexico. By doing so, we hope to ultimately process the majority of our telecommunications traffic "on-net", reducing our direct cost of doing business.

     We are also the sole owner of GlobalSCAPE, Inc., which is rapidly becoming a leader in electronic commerce of top Internet-based software, utilizing the Web as an integral component of its development, marketing, distribution and customer relationship strategies. Utilizing CuteFTP as its flagship product, GlobalSCAPE has a user base of approximately 10 million users as of January 31, 2000.

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Although we have positive working capital of approximately $2.4 million at April 30, 2000, we have incurred losses since inception and have not been able to generate positive cash flows from operations on a consistent basis. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we expect improved results of operations and liquidity during the next twelve months.

Results of Operations

     The following table sets forth certain items included in our results of operations in dollar amounts and as a percentage of total revenues for the three and nine-month periods ended April 30, 1999 and 2000.

                                        Three months ended April 30,                 Nine months ended April 30,
                                        ----------------------------                 ---------------------------
                                        1999                   2000                  1999                    2000
                                        ----                   ----                  ----                    ----
                                                                       (unaudited)
                                      $       %              $       %             $        %             $        %
                                  --------  ------       --------  ------       --------  ------      ---------  ------
Operating revenues:
-------------------
  Network Services
     Carrier                      $  1,877      25%      $  5,362      56%      $ 10,621      41%     $  17,019      57%
     Private Network                 1,430      19%           488       5%         3,698      14%         1,828       6%
  Call Services
     Integrated Prepaid              1,399      19%         1,590      17%         4,023      16%         4,511      15%
     Postpaid                        2,046      28%           690       7%         5,594      22%         2,853      10%
  Internet e-commerce                  679       9%         1,387      15%         1,856       7%         3,440      12%
                                  --------  ------       --------  ------       --------  ------      ---------  ------

Total operating revenues             7,431     100%         9,517     100%        25,792     100%        29,651     100%

Cost of services                     4,142      56%         6,723      71%        15,467      60%        20,353      69%
                                  --------  ------       --------  ------       --------  ------      ---------  ------

Gross margin                         3,289      44%         2,794      29%        10,325      40%         9,298      31%

Selling, general and
 administrative expense              3,000      40%         3,755      39%         9,187      36%        10,382      35%


Bad debt expense                       240       3%           172       2%           627       2%           385       1%

Depreciation and amortization          942      13%         1,129      12%         2,349       9%         3,464      12%
                                  --------  ------       --------  ------       --------  ------      ---------  ------

Operating loss                        (893)    (12%)       (2,262)    (24%)       (1,838)     (7%)       (4,933)    (17%)

Other, net                            (420)     (6%)         (350)     (4%)       (1,205)     (5%)       (1,438)     (4%)
                                  --------  ------       --------  ------       --------  ------      ---------  ------

Net loss                            (1,313)    (18%)       (2,612)    (28%)       (3,043)    (12%)       (6,371)    (21%)

Less: preferred dividends              (31)      0%        (4,683)    (49%)          (31)      0%        (6,734)    (23%)
                                  --------  ------       --------  ------       --------  ------      ---------  ------

Net loss to common stockholders    ($1,344)    (18%)      ($7,295)    (77%)      ($3,074)    (12%)     ($13,105)    (44%)
                                  ========  ======       ========  ======       ========  ======      =========  ======

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

     Operating revenues. Operating revenues increased approximately $2.1 million, or 28%, due to increases in our carrier, integrated prepaid and Internet e-commerce services. This increase was offset to some extent by the decline in our private network and postpaid services.

     Network management services increased approximately $2.5 million, or 77%. This growth was principally due to the additional minutes processed for third party carriers during the quarter ended April 30, 2000. We processed approximately 50.5 million minutes of traffic for these carriers during the quarter ended April 30, 2000, as compared to approximately 8.7 million minutes during the quarter ended April 30, 1999. In the fourth quarter ended July 31, 1999, our alternate fiber route became fully operational enabling us to increase our volume of carrier traffic over the quarter ended April 30, 1999. Due to pricing and other market pressures, our revenues per minute for carrier services declined significantly between quarters resulting in revenue increases far less than the associated volume increases. As we continue to shift our focus towards retail-based call services, it is likely that the growth trend in our third party carrier volumes will slow. Our research indicates that nearly 80% of international traffic with Mexico goes to/from six markets in the United States (Southern California, Dallas, Houston, South Texas, Chicago and New York). It is our desire to implement a paired market strategy by introducing retail based products in these markets to complement the products to be offered in Mexico. Communication centers are expected to be the magnets for these services just as they are in Mexico. It is our stated goal to grow retail revenue as opposed to wholesale carrier revenues because retail revenues are typically less volatile and produce better margins. Our private network revenues declined from $1.4 million to $488,000 between periods due to the loss of customers upon expiration or termination of their contracts. We have shifted our focus away from the provision of these private network services to public traffic in the U.S.- Mexican corridor. All of the above revenues are included in our U.S. Telco results in Footnote 5 in the accompanying financial statements as external revenues with the exception of approximately $107,000 of private network revenues included in our external Mexico Telco results.

     Call service revenues decreased approximately $1.2 million, or 34% between quarters. The decline was principally attributable to lower volumes of operator-assisted calls originating in Mexico and terminating in the U.S, new services such as prepaid cellular being introduced into the market by our competitors, and Mexican cellular providers recently introducing the concept of "calling party pays". During the quarter ended April 30, 2000, we processed approximately 10,000 operator-assisted calls originating in Mexico and terminating in the U.S. as compared to approximately 45,000 calls processed in the quarter ending April 30, 1999. We now provide these services almost exclusively from our own communication centers and payphones, due to the added expenses associated with third party owned locations. As we believe this downturn in operator-assisted call volume trend may continue, we have recently begun utilizing the services of third party owned operator centers to further reduce the cost of providing these calls. We receive a commission from these third-party operator centers on a per-call basis, which we recognize as revenue. In the past, we recognized revenue on the gross value of a call when it was processed by our own in-house operator center. As such, the amount of revenue now being recognized per call is lower than it used to be. Integrated prepaid services, calls processed in exchange for cash without utilizing an operator center, increased to $1.6 million from $1.4 million for the periods ended April 30, 2000 and April 30, 1999, respectively. The calls are paid for almost exclusively in pesos, and the resulting revenues are translated to U.S. dollars in the accompanying consolidated financial statements. The average conversion rate of pesos to dollars during the quarters ended April 30, 1999 and April 30, 2000, was 9.7 and 9.4 respectively. While call volumes increased slightly between periods, the pesos generated converted to more U.S. dollars, period to period. During the quarter ended April 30, 2000, we generated approximately $13,000 in revenues from the sale of retail services, primarily prepaid calling cards and cellular phones. These revenues, included in the integrated prepaid services' section, were generated in the U.S. and Mexico communication centers. With the exception of approximately $4,000 of retail services generated by the U.S. communication centers, all of the integrated prepaid revenue is included in our external Mexico Telco results in Footnote 5 in the accompanying financial statements. Approximately $160,000 of our postpaid revenues are included in our Mexico Telco results, while the approximate $530,000 of postpaid revenues remaining is included in our U.S. Telco results.

     Our Internet e-commerce services increased approximately $708,000, or 104% between quarters. This growth was due primarily to the increased number of downloads of the Internet e-commerce's products between quarters. Downloads grew from nearly 1.4 million in the quarter ended April 1999 to nearly 3.1 million in the quarter ended April 2000. The increase in downloads has resulted in a corresponding increase in our revenues as downloads serve as the primary driver of revenues in coming months as well as increasing the target audience for banner advertisements. We began selling banner advertisements in April 1999 and advertising revenues produced approximately 10% of overall e-commerce revenues during the quarter ended April 30, 2000.


     Cost of Services. Cost of services increased approximately $2.6 million, or 62%, between quarters and increased as a percentage of revenues from 56% to 71%, between quarters. The increase in cost of services was principally attributable to the increased volume of carrier services business handled by the Company as discussed above. As noted in revenues our carrier services business is exclusively accounted for in our U.S. Telco segment. The increase in cost of sales, as a percentage of revenues, was due primarily to the percentage of lower margin carrier services traffic increasing from 25% to 56% of overall corporate revenues, quarter to quarter. This resultant change in our traffic mix was the primary contributor to an increase in the combined telco operations cost of services from 61% to 82% for the quarter. As long as wholesale carrier services comprise a large percentage of our revenues the telco operations cost of services will be approximately 80%. As such we continue to focus on retail growth with an ultimate retail/wholesale mix of 70% retail and 30% wholesale. We can not estimate when we will be able to achieve this desired mix.


     Selling, General and Administrative (SG&A) Expense. SG&A expenses increased 25%, or approximately $755,000, between quarters. As a percentage of revenues, these expenses remained relatively constant. This increase in SG&A was primarily due to added SG&A costs at our Internet e-commerce subsidiary to support the introduction of new products into the market and growth within GlobalSCAPE as it prepares to spin-off from the parent company. GlobalSCAPE's SG&A costs increased approximately $380,000 between quarters. SG&A costs associated with our telco businesses increased between periods primarily due to the opening of two communication centers in the U.S., as well as costs incurred related to future openings subsequent to April 30th. These costs are included in our U.S. Telco segment. Additionally, we incurred costs related to our American Stock Exchange listing in February 2000, including a listing fee of approximately $50,000, which has been recorded in our Other segment as it is corporate in nature.

     Depreciation and Amortization. Depreciation and amortization increased approximately $187,000, or 20%, between quarters and decreased slightly as a percentage of revenues from 13% to 12%. The increase was primarily related to purchases of property, plant and equipment of approximately $1.4 million during the twelve months between April 30, 1999 and April 30, 2000.

     Operating Loss. Our operating loss increased approximately $1.4 million between quarters and increased as a percentage of revenues from 12% to 24%, due to higher cost of services, increased selling, general and administrative expenses, and increased depreciation and amortization.

     Other Income (Expense). Other income (expense) decreased approximately $70,000 between quarters. This decrease was principally attributable to our conversion of convertible notes and a note payable subsequent to January 31 for which we incurred additional debt discount expenses.

     Preferred Dividends. During the third quarter of fiscal 2000, we recorded approximately $147,000 of dividend expense related to cumulative convertible preferred stock. In addition to cumulative dividends on its Series A, Series C, and Series D Preferred Stock, which are accrued at 10%, 6% and 6%, respectively, we have recorded approximately $4.5 million related to the discount or "beneficial conversion feature" associated with its various preferred stock issuances. Accounting rules call for us to amortize as a discount the difference between the market price and the most beneficial conversion price to the holder over the lesser of the period most beneficial to the holder or upon exercise of the conversion feature. Due to increases in our stock price at the time such issuances occurred, this "beneficial conversion feature" has in some instances been substantial. The period over which this amortization is recorded ranges from immediately for our Series D Preferred Stock to one year for our various Series A Preferred Stock issuances. The Company's preferred stock issuances between February 2000 and April 2000 were approximately $4.0 million. As of April 30, 2000 the Company has approximately $580,000 million of discount recorded related to the beneficial conversion features of its December 1999 and February 2000 Series A Preferred Stock which will be amortized over the next eight and ten months.

     Net loss. The net loss between quarters increased by approximately $6.0 million from $1.3 million to $7.3 million due primarily to increased cost of services as a percentage of revenues, increased selling, general and administrative expenses, and preferred stock dividends and discounts.

Nine Months Ended April 30, 2000 Compared to Nine Months Ended April 30, 1999

     Operating revenues. Operating revenues increased approximately $3.9 million, or 15%, due to growth in our carrier, integrated prepaid and Internet e-commerce services. This increase was offset to some extent by the decline in our private network and postpaid services.

     Network management services increased approximately $4.5 million, or 32%. This growth was principally due to the additional minutes processed for other carriers during the nine months ended April 31, 2000. We processed approximately
51.7 million minutes of traffic for other carriers during the nine months ended April 30, 1999, as compared to approximately 137.5 million minutes during the nine months ended April 30, 2000. Due to pricing and other market pressures, our revenues per minute for carrier services declined significantly between periods resulting in revenue increases far less than the associated volume increases. As we continue to shift our focus towards retail-based call services, it is likely that the growth trend in our third party carrier volumes will slow. Our research indicates that nearly 80% of international traffic with Mexico goes to/from six markets in the United States (Southern California, Dallas, Houston, South Texas, Chicago and New York). It is our desire to implement a paired market strategy by introducing retail based products in these markets to complement the products to be offered in Mexico. Communication centers are expected to be the magnets for these services just as they are in Mexico. It is our stated goal to grow retail revenue as opposed to wholesale carrier revenues because retail revenues are typically less volatile and produce better margins. Our private network revenues declined from $3.7 million to $1.8 between periods due to the loss of customers upon expiration or termination of their contracts. We have shifted our focus away from the provision of these private network services to public traffic in the U.S.-Mexican corridor. All of the above revenues are included in our U.S. Telco results in Footnote 5 in the accompanying financial statements as external revenues with the exception of approximately $380,000 of private network revenues included in our external Mexico Telco results.

     Call service revenues decreased approximately $2.3 million, or 23% between periods. The decline was principally attributable to lower volumes of operator-assisted calls originating in Mexico and terminating in the U.S, new services such as prepaid cellular being introduced into the market by the our competitors, and Mexican cellular providers recently introducing the concept of "calling party pays". During the nine months ended April 30, 2000, we processed approximately 42,000 operator-assisted calls originating in Mexico and terminating in the U.S. as compared to approximately 128,000 calls processed in the nine months ending April 30, 1999. We now provide these services almost exclusively from our own communication centers and payphones, due to the added expenses associated with third party owned locations. As we believe this downturn in operator-assisted call volume trend may continue, we have recently begun utilizing the services of third party owned operator centers to further reduce the cost of providing these calls. We receive a commission from these third-party operator centers on a per-call basis, which we recognize as revenue. In the past, we recognized revenue on the gross value of a call when it was processed by our own in-house operator center. As such, the amount of revenue now being recognized per call is lower than it used to be. Integrated prepaid services, calls processed in exchange for cash without utilizing an operator center, increased to $4.5 million from $4.0 million for the periods ended April 30, 2000 and April 30, 1999, respectively. The calls are paid for almost exclusively in pesos, and the resulting revenues are translated to U.S. dollars in the accompanying consolidated financial statements. The average conversion rate of pesos to dollars during the periods ended April 30, 1999 and April 30, 2000, was 9.9 and
9.4 respectively. While call volumes increased slightly between periods, the pesos generated converted to more U.S. dollars, period to period. During the nine months ended April 30, 2000, we generated approximately $18,000 in revenues from the sale of retail services, primarily prepaid calling cards and cellular phones. These revenues, included in integrated prepaid, were generated in the U.S. and Mexico communication centers. With the exception of approximately $4,000 of retail services generated by the U.S. communication centers, all of the integrated prepaid revenue is included in our external Mexico Telco results in Footnote 5 in the accompanying financial statements. Approximately, $400,000 of our postpaid revenues are included in our Mexico Telco results, while the approximate $2.4 million of postpaid revenues remaining are included in our U.S. Telco results.

     Our Internet e-commerce services increased approximately $1.6 million, or 85% between periods. This growth was due primarily to the increased number of downloads of the Internet e-commerce's products between periods. Downloads grew from nearly 2.6 million in the nine months ended April 30, 1999 to approximately
7.4 million in the nine months ended April 30, 2000. The increase in downloads has resulted in a corresponding increase in our revenues as downloads serve as the primary driver of revenues in coming months as well as increasing the target audience for banner advertisements.


     Cost of Services. Cost of services increased approximately $4.9 million, or 32%, between periods and increased as a percentage of revenues from 60% to 69%, between periods. The increase in cost of services was principally attributable to the increased volume of business we handled as discussed above. As noted in revenues our carrier services business is exclusively accounted for in our U.S. Telco segment. The increase in cost of sales, as a percentage of revenues, was due primarily to the percentage of lower margin carrier services traffic increasing from 41% to 57% of overall corporate revenues, period to period. This resultant change in our traffic mix was the primary contributor to an increase in the combined telco operations cost of services from 64% to 77% for the period. As long as wholesale carrier services comprise a large percentage of our revenues the telco operations cost of services will be approximately 80%. As such we continue to focus on retail growth with an ultimate retail/wholesale mix of 70% retail and 30% wholesale. We can not estimate when we will be able to achieve this desired mix.


     Selling, General and Administrative (SG&A) Expense. SG&A expenses increased 13%, or approximately $1.2 million, between periods. As a percentage of revenues, these expenses remained relatively constant. The increase in SG&A was primarily due to added SG&A costs at our Internet e-commerce subsidiary to support the introduction of new products into the market and growth within GlobalSCAPE as it prepares to spin-off from the parent company. GlobalSCAPE's increase in SG&A costs period to period was approximately $740,000. SG&A costs associated with our telco businesses increased between periods primarily due to the opening of two communication centers in the U.S. as well as costs incurred related to future openings subsequent to April 30/th/. These costs have been included in the SG&A expenses of our U.S. Telco segment. Additionally, we incurred costs related to our American Stock Exchange listing in February 2000, including a listing fee of approximately $50,000, which have been included in our Other segment as they are corporate in nature.

     Depreciation and Amortization. Depreciation and amortization increased approximately $1.1 million, or 47%, between periods and increased as a percentage of revenues from 9% to 12%. The increase was primarily related to purchases of property, plant and equipment of approximately $1.4 million for the nine months ended April 30, 2000.

     Operating Loss. Our operating loss increased approximately $3.1 million between periods and increased as a percentage of revenues from 7% to 17%, due to higher cost of services, increased selling, general and administrative expenses, and increased depreciation and amortization.

     Other Income (Expense). Other income (expense) increased approximately $233,000 between periods. This increase was principally attributable to additional debt discount expense associated with our conversion of convertible notes and a note payable in January 2000. Additional increases in interest expense are a result of increased indebtedness and capital leases.

     Preferred Dividends. During the nine months ending April 30, 2000, we recorded approximately $325,000 of dividend expense related to cumulative convertible preferred stock. In addition to cumulative dividends on our Series A, Series B, Series C, and Series D Preferred Stock, which are accrued at 10%, 6%, 6%, and 6%, respectively, we have recorded approximately $6.4 million related to the discount or "beneficial conversion feature" associated with our various preferred stock issuances. Accounting rules call for us to amortize as a discount the difference between the market price and the most beneficial conversion price to the holder over the lesser of the period most beneficial to the holder or upon exercise of the conversion feature. Due to increases in our stock price at the time such issuances occurred this "beneficial conversion feature" has in some instances been substantial. The period over which this amortization is recorded ranges from immediately for our Series D Preferred Stock to one year for our various Series A Preferred Stock issuances. The proceeds of the preferred stock issuances during the nine months ended April 30, 2000 were approximately $5.8 million. As of April 30, 2000, we have approximately $580,000 of discount recorded related to the beneficial conversion features of its December 1999 and February 2000 Series A Preferred Stock which will be amortized over the next eight and ten months.

     Net loss. The net loss for the nine months ended April 30, 2000 increased approximately $10 million to $13.1 million from the $3.1 million net loss for the nine months ended April 30, 1999. The increased net loss was due primarily to increased cost of services as a percentage of revenues, increased selling, general and administrative expenses, increased depreciation and amortization expense, increased interest expense and the preferred stock dividends and discounts.

Liquidity and Capital Resources

     During the nine months ended April 30, 2000, we generated negative cash flows from operations of approximately $3.8 million. The amount of cash used in our operations is a result of the net loss incurred during the period, as well as activities related to payments to vendors. We have historically operated with negative cash flows and have sought to fund those losses and deficits by completing private equity placements.

     For the nine months ended April 30, 2000, our net loss, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation and the provision for losses on accounts receivable) was approximately $1.8 million. Management of the operating assets and liabilities, which consists mainly of collections on accounts receivable and payments made on outstanding payables and accrued liabilities, produced negative cash flows of approximately $2.0 million, resulting in the negative cash flows for the period of $3.8 million. For the three months ended April 30, 2000, our net loss, after adjustments for the same non-cash items mentioned above, was approximately $1.3 million. Management of its operating assets and liabilities resulted in a net amount of cash being used of $2.0 million. Although we have produced negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of approximately $1.5 million during the nine month period ending April 30, 2000, cash raised from private equity issuances (discussed below) has allowed us to reduce our combined accounts payable/accrued liabilities balance by approximately $1.2 million between July 31, 1999 and April 30, 2000.

     Until we are able to produce positive cash flows from operations on a recurring basis, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service its debt requirements, or to purchase equipment to be used in the growth of our business. Until then, our operating activities may result in net cash being used, or provided, during quarterly periods, regardless of our income statement results for the periods. As noted in our amended Form 10-K we have not always paid all of out suppliers on time. Some of these suppliers are critical to our operations. These suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future.

     During the nine months ended April 30, 2000, we received cash proceeds, net of issuance costs, of $5.7 million from the issuance of preferred stock, and $4.8 million from the issuance of common stock as a result of warrant and option exercises. These funds were used to pay down outstanding payables balances as mentioned above, to make payments on our debt and capital lease obligations, and to purchase approximately $1.2 million in equipment used in our network operations. On January 31, 2000, we converted approximately $2.9 million in outstanding notes and accrued interest which had been classified as a current liability into common stock of the Company. The net result of our operating, investing and financing activities was an increase in cash during the period of $3.6 million and positive working capital at April 30, 2000 of approximately $1.2 million. This represents a $8.1 million improvement over our working capital deficit of $6.9 million at July 31, 1999 and a $5.1 million improvement over the working capital deficit of $3.9 million at January 31, 2000.

     As of April 30, 2000, we were in default of financial covenants related to revenues, gross margins and EBITDA with NTFC Capital Corporation, which provided a long-term capital lease of approximately $2.0 million for our international gateway switch in Dallas, Texas. We requested and received a waiver of its requirements as of that date. Based upon our results before and after the period ended April 30, 2000, we will most likely be in default of these same covenants at the end of its next fiscal quarter and year end, July 31, 2000. As such, we have requested that NTFC review our current business plan, including expected results and capital requirements, in order to re-set the financial covenants applicable to its capital lease obligation and prevent events of default from occurring on a quarterly basis going forward. Based on discussions with NTFC, management believes it is probable that NTFC will re-set the financial covenants such that we will be in compliance as of July 31, 2000. NTFC is in the process of reviewing this information, and we anticipate receiving the results of this review prior to July 31, 2000. As such, we have classified our obligation to NTFC as long-term. However, should we not receive revised financial covenants from NTFC, it is likely that we will be required to classify our entire obligation to NTFC as current as of July 31, 2000.

     Our current liabilities as of April 30, 2000 are approximately $7.8 million. Included in our current obligations are $1.4 million of current capital leases, approximately $223,000 of current note payables and approximately $6 million of accounts payable and accrued liabilities. As of April 30, 2000 our current assets are sufficient to fund our current liabilities. Until, however, we are able to produce positive cash flows from operations on a recurring basis, we will need to continue to seek outside sources of funds to continue operations on a long-term basis.

     On February 17, 2000, we announced plans to capitalize on the value of our wholly owned subsidiary, GlobalSCAPE, Inc. by distributing a portion of our ownership in GlobalSCAPE to our shareholders, and offering additional GlobalSCAPE shares to ATSI shareholders and the GlobalSCAPE customer base. Shareholders of ATSI will be allowed to participate in these transactions, which are designed to accomplish three goals: 1) To increase ATSI shareholder value;
2) to raise funds necessary for further growth at GlobalSCAPE, and 3) to raise funds necessary for further growth at ATSI. Management anticipates that the transaction will provide cash to ATSI to reduce or eliminate its working capital deficit. In addition, the transactions should also provide an ongoing benefit to ATSI, as it will realize a stepped-up benefit through its retained ownership in GlobalSCAPE, enhancing its own financial position and its ability to act on or finance opportunities going forward. However, depending on the percentage of its ownership to be retained after the distribution and offering, GlobalSCAPE will contribute less profits and cash flows to ATSI. Because GlobalSCAPE currently contributes significantly to our consolidated EBITDA results, we expect our consolidated operating and cash flow results to decline after the distribution and offering.


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


     In the near term, we must continue to manage our costs of providing services and overhead costs as we begin focusing on optimizing use of our network. On June 8, 2000, we announced that we had signed a definitive agreement to acquire a Mexican company which holds a long distance concession license in that country, which we believe will eventually allow us to significantly reduce our cost of transporting services. The terms of the agreement call for us and our Mexican affiliates to purchase 100% of the stock of Grupo Intelcom de Mexico, S.A. de C.V. from Alfonso Torres Roqueni (a 51% stockholder) and COMSAT Mexico, S.A. de C.V. (a 49% stockholder) for a total purchase price of approximately $3,255,000 consisting of $755,000 in cash, $500,000 in the form of a note payable and 400,000 shares of our common stock. Additionally, Mr. Torres will receive 100,000 warrants at $6.00 for a period of three years. At July 31, 2000 Grupo Intelcom had total assets of approximately $10,000 and a net loss for the seven months ending July 31, 2000 of approximately $8,000. In order for us to significantly reduce costs with the concession, we will need to purchase a significant amount of hardware and software, allowing us to expand and operate our own network in Mexico. This expansion of our network will allow us to reduce our origination and termination costs through the elimination of interconnection costs we currently pay to other concessionaires. We believe that these capital expenditures may approximate $60 million over a five-year period. We will likely need to raise these funds through additional debt and/or equity capital. On April 14, 2000, in anticipation of these funding requirements, and to meet our current cash flow needs, we signed an agreement with a private equity fund, under which the fund agreed to purchase up to 5,000,000 shares of our common stock over an eighteen-month period at 92% of the market price for our common stock at the time of purchase. We have no initial commitment to draw on the facility, but may do so based upon average trading volumes on an as-needed basis as often as every twenty days, subject to certain restrictions. If we use this facility we must issue the investor warrants for 1,500 shares of common stock for every $100,000 that is invested at an exercise price of 120% of the average of the five closing sale prices preceding the date of the investment, and an additional 1,000 warrants per $100,000 invested as a finder's fee on the same terms. The amount of funds to be generated under the facility for us will depend on the price of ATSI's common stock at the time each draw is executed. Before we can draw on the facility, any shares to be issued under the facility must be registered with the Securities and Exchange Commission. As of June 14, no registration statement had been filed to do so.


     On June 14, 2000, we announced that we signed a definitive agreement to acquire privately held San Diego, California-based Genesis Communications International, Inc. ("Genesis") in exchange for approximately $37.3 million in shares of ATSI common stock. Closing of the transaction is contingent upon, among other things, required U.S. regulatory approval and approval by the Genesis shareholders. In accordance with the agreement, the number of shares to be issued upon consummation of the transaction will vary depending on the average of the closing price of our common stock for the ten days preceding closing, between an agreed range of approximately 4.7 million to 9.6 million shares.


     Over the past five years, Genesis has successfully penetrated the Latino markets in the United States and has captured a customer base consisting of 65,000 long distance customers and 10,000 local service customers. Genesis is certified as an inter-exchange carrier ("IXC") in California, Colorado, New Jersey, Nevada, New Mexico, Oregon, Illinois, Florida, New York, Utah and Texas. Genesis is also certified as a local exchange carrier ("CLEC") in California, Arizona, Nevada, New Mexico, New Jersey, Oregon, Florida, New York and Texas. For the year ended December 31, 1999, Genesis produced revenues of approximately $24.1 million, EBITDA of approximately $1.6 million and net income before taxes of approximately $570,000. Through May 30, 2000, the Company has continued to produce positive EBITDA. No assurances may be given that it will continue to produce positive EBITDA. Based on Genesis's historical performance, ATSI management believes that, if the transaction is consummated, the acquisition of Genesis will enhance our cash flows and will be accretive to earnings.

     Until we are able to produce positive cash flows from operations in an amount sufficient to meet its debt service and capital expenditure requirements, we must be able to access debt and/or equity capital to assist us in doing so, although no assurance may be given that we will be able to do so. The terms of the series C and D preferred stock and the related warrants include many potentially adverse effects for us and our shareholders as described in the Risk Factors section of our Form 10-K/A. However, as described in our risk factor captioned, "If we do not raise additional capital, we may go out of business," we are not able to raise funds on terms as favorable as those available to profitable companies. At the time these issuances were made, we needed funds to continue operations and were not able to find financing on more favorable terms. Our board of directors believed it to be in the best interest of the shareholders to raise the funds needed to continue operations.

     In an effort to meet its financial needs going forward, we have engaged the investment banking firm of Gerard, Klauer Mattison & Co. ("GKM"). GKM is assisting us in finding and securing financial and strategic relationships. While we will continue to work with GKM in forming medium and long-term financing solutions, it may be necessary for us to continue to access debt and/or equity capital in the near-term.

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

PART II OTHER INFORMATION

Item 2 Change in Securities and Use of Proceeds


     In February 2000 we issued 10,000 shares of our Series A preferred stock for approximately $1,000,000 to Kings Peak LLC. As noted in Note 4 of this amended 10-Q our Series A preferred stock converts to common stock at a discount to market originally defined as the Initial Conversion Price. The conversion price is reset on the anniversary date to 75% of the then calculated conversion price or 75% of the initial conversion price so long as the conversion price can never be reset to lower than 75% of the initial conversion price. The Series A preferred stock accrues dividends at 10% per annum. We currently have a pending Registration statement on Form S-3 (File No. 333-35846) to register these shares.


     In February 2000 we issued 3,000 shares of Series D preferred stock for cash proceeds of approximately $3,000,000 and a warrant to purchase 150,000 shares of common stock at $4.37 to the Shaar Fund. Additionally, we paid $90,000 to Corporate Capital Management LLC for introducing us to the Shaar Fund. As noted in Note 4 of this amended 10-Q our Series D preferred stock converts to common stock at a discount to market based on the lower of an Initial Conversion Price or 83% of the five lowest closing bid prices of the ten days preceding conversion. The Series D preferred stock accrues dividends at 6% per annum. We currently have a pending Registration statement on Form S-3 (File No. 333-89683) to register these shares.

     The terms of our Series A and D preferred stock restrict us from declaring and paying dividends on our common stock until such time as all dividends have been fulfilled related to the Preferred Stock.


     Each of these offerings were transactions by an issuer not involving any public offering under Section 4(2) of the Securities Act of 1933, as amended and SEC Regulation D.

Item 4 Submission of Matters to a Vote of Security Holders

     On December 9, 1999 we held our 1999 Annual Stockholders Meeting. The stockholders were asked to vote on two items: the election of Class B members of our Board of directors and the ratification of the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending July 31, 2000. Murray R. Nye and Richard C. Benkendorf were elected as Class B members of the board of directors with their terms to expire at the Annual Meeting of Stockholders held in 2002. The results of the vote were as follows:

                         For               Against
Murray R. Nye            33,401,025        6,966,606
Richard C. Benkendorf    33,742,325        6,625,306

     Mr. Nye and Mr. Benkendorf join Mr. Arthur L. Smith, Mr. Carlos Kauachi and Mr. Tomas Revesz, whose terms expire at the Annual Meeting of Stockholders held in either 2000 or 2001.

     The results of the vote on the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending July 31, 2000 were as follows:

            For      Withheld       Abstained
     39,103,830     1,193,800       43,001

Item 6  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     The exhibits listed below are filed as part of this report.

Exhibit
Number
------
4.1 Securities Purchase Agreement between COMSAT Mexico, S.A. de C.V. and ATSI (Exhibit to

      Form 10-Q filed June 14, 2000)
4.2 Escrow Agreement between COMSAT Mexico, S.A. de C.V. and ATSI (Exhibit to Form 10-Q filed June 14, 2000)
4.3 Securities Purchase Agreement between Alfonso Torres Roqueni and ATSI (Exhibit to Form 10-Q filed June 14, 2000)
4.4 Escrow Agreement between Alfonso Torres Roqueni and ATSI (Exhibit to Form 10-Q filed June 14, 2000)
4.5 Warrant Agreement between Alfonso Torres Roqueni and ATSI (Exhibit to Form 10-Q filed June 14, 2000)
4.6 Promissory Note between Alfonso Torres Roqueni and ATSI (Exhibit to Form 10-Q filed June 14, 2000)
11   Computation of Earnings per Share (Exhibit to Form 10-Q filed June 14,
      2000)
27   Financial Data Schedule (Exhibit to Form 10-Q filed June 14, 2000)

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