Form 10-K/A
period 1999-07-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 2000-09-08
CIK 1014052

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

        This Form 10-K/A is being filed solely for the purposes of complying with the requirements for confidential treatment of certain of our exhibits to our Form 10-K as originally filed on October 26, 1999 and amended on April 14, 2000, July 14, 2000 and August 25, 2000. These exhibits are attached as revised exhibits in this filing.

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

10.4 Amendment to Agreement #095-1 with SATMEX (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed September 8, 2000) Confidential treatment requested for portions of this document. Omitted materials have been filed separately with the Commission.

10.5 Bestel Fiber Lease (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.6 Addendum to Fiber Lease with Bestel, S.A. de C.V. (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed September 8,
      2000) Confidential treatment requested for portions of this document. Omitted materials filed separately with the Commission.

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

10.8 Amendments to Lease Finance Agreements between IBM de Mexico and ATSI-Mexico (to be filed)

10.9 Master Lease Agreement with NTFC (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.10 BancBoston Master Lease Agreement (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed September 8, 2000) Confidential treatment requested for portions of this document. Omitted materials filed separately with the Commission.

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

99.10 Potential Dilution Chart (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

99.11 Preferred Stock Features (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, in San Antonio, Texas on September 8, 2000.

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