Form 10-K
period 2000-07-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 2000-11-14
CIK 1014052

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended  July 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant at November 9, 2000, was approximately $10,500,000. There were 67,986,944 shares of Common Stock outstanding at November 9, 2000, and the closing sales price on the NASDAQ/OTCB for our Common Stock was $1.50 on such date.

                     DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held in January 2001, are incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

                                                                  Page
                                                                  ----
                                          PART I

Item 1.  Business..................................................................   3
           Overview and Recent Developments........................................   3
           Strategy and Competitive Conditions.....................................   5
         Retail Distribution Network...............................................   7
         Services and Products.....................................................   8
              Network Management Services..........................................   8
              Call Services........................................................  10
              Electronic Commerce Via Internet.....................................  11
         Network...................................................................  12
           Year 2000 Issue.........................................................  13
           Licenses/Regulatory.....................................................  13
           Employees...............................................................  15
           Additional Risk Factors.................................................  15
Item 2.  Properties................................................................  27
Item 3.  Legal Proceedings.........................................................  28
Item 4.  Submission of Matters to a Vote of Security Holders.......................  29

                                          PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....  29
Item 6.  Selected Financial and Operating Data.....................................  31
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.....................................................  32
           General.................................................................  32
           Results of Operations...................................................  33
           Liquidity and Capital Resources.........................................  42
           Inflation/Foreign Currency..............................................  46
           Seasonality.............................................................  46
           Year 2000 Compliance....................................................  46
           Market Risk.............................................................  46
Item 8.  Financial Statements and Supplementary Data...............................  48
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures.....................................................  84

                                          PART III

Item 10. Directors and Officers of the Registrant..................................  84
Item 11. Executive Compensation....................................................  84
Item 12. Security Ownership of Certain Beneficial Owners and Management............  84
Item 13. Certain Relationships and Related Transactions............................  84

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  84

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

                                    PART I.
                                    -------

ITEM I.    BUSINESS

Overview and Recent Developments

     We are a telecommunications provider, focusing on the market for wholesale and retail services between the United States and Latin America, and within Latin America. Most of our current operations involve services between the U.S. and Mexico or within Mexico. We own various transmission facilities and lease facilities of other providers as necessary to complete our network. Specifically, we own teleports, which are the earth stations where satellite transmission and receiving equipment are located, and switches, which are computers which route calls to their intended destination by opening and closing appropriate circuits. We lease fiber optic cable and satellite capacity to connect our teleports and switches in the United States to our teleports and switches in Mexico, and rely on other carriers to complete the long distance portion of our traffic within the U.S. and Mexico.

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

     We have had operating losses for almost every quarter since we began operations in 1994. The auditor's opinion on our financial statements as of July 31, 2000 calls attention to substantial doubts about our ability to continue as a going concern. This means that they question whether we can continue in business. We have experienced difficulty in paying our vendors and lenders on time in the past, and may experience difficulty in the future. If we are unable to pay our vendors and lenders on time, they may stop providing critical services or repossess critical equipment that we need to stay in business.

     Our principal operating subsidiaries are:

  .       ATSI Comunicaciones, S.A. de C.V. or ATSI Comunicaciones, which we acquired in 2000, possesses a concession from the Mexican government to provide long distance services and the right to interconnect with local providers in Mexico.

  .       American TeleSource International de Mexico, S.A. de C.V. or ATSI
     Mexico, which was formed in 1995 to support our operations in Mexico, and perform regulatory, sales, marketing, planning, and technical maintenance services.

  .       Sistema de Telefonia Computarizada, S.A. de C.V. or Sistecom, which we acquired in August 1997; this subsidiary owns 136 casetas in 66 cities in Mexico;

  .       Servicios de Infraestructura, S.A. de C.V. or Sinfra, which we acquired in June 1997; this subsidiary owns certain transmission equipment and valuable long term licenses in Mexico;

  .       TeleSpan, Inc. which was formed in February 1998 to carry our wholesale and private network services traffic between the U.S. and Latin America; and

  .       GlobalSCAPE, Inc. which was formed in April 1996 to implement Internet strategies which are not currently consistent with our core business.

Recent Developments

     During our fiscal year ending July 31, 2000, we:

     .    obtained a listing on the American Stock Exchange;

     . secured a long distance concession license in Mexico through our acquisition of Grupo Intelcom, S.A. de C.V. which will permit us to carry our own intra-Mexico long distance traffic and interconnect directly with the local Mexican network thereby reducing our costs;

     . signed a definitive agreement to acquire Genesis Communications International, Inc. furthering our long-term commitment to a retail strategy;

     .    were selected to join the Russell 3000 and 2000 indexes;

     .    secured coverage from our first analyst;

     . announced the distribution of a portion of our ownership in our wholly owned subsidiary, GlobalSCAPE, Inc. to our shareholders.

     Subsequent to year-end we have completed our partial distribution of GlobalSCAPE to our shareholders and closed a $10 million equity funding, $2.5 million of which was funded on closing.

     In fiscal year 2000, our subsidiary GlobalSCAPE also achieved certain milestones. They released a new Internet productivity software product, CuteZIP
1.0 and introduced version 4.0 of its chief software product CuteFTP. Subsequent to July 31, 2000, GlobalSCAPE has continued its momentum with the effectiveness of its Form 10, allowing it to become a publicly reporting company, the hiring of a new Chief Executive Officer and the signing of an agreement with Best Buy to distribute CuteFTP in its stores.

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

     At the same time that Latin American markets have been opening up, the demand for telecommunications services between the United States and Latin America (particularly Mexico) has been strengthened by:

     .    rapid growth of the Latino segment of the United States population

     .    increase in trade and travel between Latin America and the United
          States

     . the build-out of local networks and corresponding increase in the number of telephones in homes and businesses in Latin countries

     . proliferation of communications devices such as faxes, mobile phones, pagers, and personal computers

     .    declining rates for services as a result of increased competition.

     In addition, technological advances have provided emerging carriers with the means to provide high quality transmission on a cost-effective basis. Most notably, we as well as other emerging carriers now use packet switching technology, which is a method of transmitting telecommunications traffic by breaking the information into packets. The packets can then be organized in a way that permits the information to be transmitted over long distances more quickly and using less capacity than traditional methods. The packets are reassembled at the receiving end to re-create the message. We have also incorporated asynchronous transfer mode or "ATM" technology into our network. ATM is a high-speed, packet switching technology that allows voice, facsimile, video and data packets to be carried simultaneously on the same network.

     We have focused most of our efforts on Mexico, but have some operations, primarily private networks, in Costa Rica, El Salvador, and Guatemala and intend to expand our services as regulatory and market conditions permit. Ultimately we would like to provide services throughout Latin America.

     Strategy and Competitive Conditions - Mexican Market. Telefonos de Mexico (or Telmex) had a legal franchise to control the entire market for local and long distance telecommunications in Mexico until June of 1995, when new laws began to open the market to competition. This means that Telmex owned or controlled all of the physical infrastructure needed to transport telecommunications traffic, including the local network of telephone lines to homes and business in a given area, and the long distance network of lines between the local networks. In January 1997, the Mexican government began granting licenses to provide long distance service to competing companies, and has licensed at least 21 new long distance providers. Two of these new license holders are Mexican based affiliates of top tier U.S. carriers MCI/Worldcom and AT&T. Although the Mexican government has also licensed additional local competitors, the build out of additional local infrastructure is just beginning, and the local network in Mexico is still dominated by Telmex. We began assembling a framework of licenses, reciprocal services agreements with other carriers, other service agreements, network facilities, and distribution channels in Mexico, in 1994, in anticipation of the demonopolization of this market. In

1994, we began providing private network services between the U.S. and Mexico via satellite. Since then, we have established a retail distribution network in Mexico through the acquisition and/or installation of public payphones and communication centers, have entered the U.S. wholesale market for termination services to Mexico, and have begun implementation of a U.S. retail strategy through the introduction of our presubscribed and dial around services targeted to the Latino market in the U.S. We have also invested in our own transmission facilities, beginning in 1994 with satellite teleport equipment and most recently with the acquisition of a new Nortel International Gateway Switch and the deployment of packet switching technology in our network. As true competition has emerged, we have been able to negotiate increasingly more favorable rates for local network access and long distance services with the newly licensed long distance carriers. In fiscal year 2000 we secured our own long distance license, which will permit us to interconnect directly with the local network and build out our own long distance network, further reducing our costs. We believe that our establishment of a solid framework of licenses, proprietary network and favorable reciprocal services agreements have positioned us to take advantage of the benefits to be reaped as the Mexican telecommunications industry enters a truly competitive phase. We believe that we have a clear competitive advantage over pure resellers, and that we have overcome significant hurdles that are a barrier to entry in this market even for large carriers. We intend to use our framework to capture increased amounts of the communications traffic in the Mexican market.

     Retail. Although Telmex and the Mexican affiliates of several large U.S. based carriers are active participants in the Mexican retail market, we believe that these carriers will focus on the most lucrative sectors of the market, leaving many opportunities to further develop the large portion of the market that continues to be underserved, both in the U.S. and Mexico. We will devote most of our new resources on deploying innovative new public and prepaid services that will function in the same manner regardless of the consumer's location north or south of the U.S./Mexico border, such as enhanced prepaid calling services. Our marketing term for these types of services is "borderless." We will use our existing retail distribution network, and may pursue acquisitions of established distribution channels from others, such as the announced acquisition of Genesis Communications International, Inc. (Genesis), a privately held company with a proven retail strategy and performance. We believe that our focus on a retail strategy, combined with the cost reductions to come from additional network build-out under our Mexican long distance license, will permit us to improve overall corporate profit margins and secure a stable customer base.

     Wholesale.  The U.S. wholesale market for termination to Mexico has become increasingly dynamic as competition, call volumes and industry capacity
along U.S. - Mexico routes have all increased.   Although we nearly doubled the
volume of wholesale minutes we transmitted to Mexico during fiscal year 2000, downward pricing pressure in this market resulted in a less than proportional increase in revenues. We continue to expect our wholesale volume of traffic transported to increase during the upcoming year. Additionally, we plan to explore ways to exploit our wholesale operation without the investment of significant new resources (see Network Management Services - Carrier Services).

     Although we have succeeded in obtaining reciprocal services agreements with various Mexican-based providers that permit us to terminate northbound traffic in the U.S., we have not realized substantial revenue from these arrangements. We believe that the additional network build-out under our own long distance license will permit us to lower costs significantly, improving our competitive position in the wholesale market for both north and southbound services.

Retail Distribution Network

     Our Mexican retail distribution network currently consists of communication centers and public pay telephones.

     Communication centers. Communication centers, formerly called casetas, are indoor calling centers strategically located to serve travelers and the large population of the country who do not have personal telephones. Communications centers are a widely recognized and utilized medium in Mexico, but do not currently have a real equivalent in the U.S. Our centers have traditionally offered local, domestic Mexico and international long distance calling and in fiscal 2000, we began offering additional enhanced services such as prepaid and Internet services. We are the largest communication center operator in Mexico with approximately 136 casetas in 66 cities operating under the trade name "Computel(TM)". Each location employs at least one attendant, who processes calls, monitors call duration, collects money and runs daily reports on call activity. As compared to public pay telephones, our centers offer privacy and comfort as well as the personalized attention needed by customers who are not accustomed to using a telephone. Key factors favoring us over competing caseta operators are the well-recognized Computel name, a reliable platform and billing system, the provision of facsimile services (which are not offered by many other operators) and a larger distribution network. The next largest competitor in Mexico has only 70 locations.

     Using these communication centers as the cornerstone, we intend to further increase our retail presence in Mexico and the U.S. Prior to the announcement of our Genesis acquisition we had initiated a plan to bring the Communication Center concept to strategic markets in the U.S., targeting Mexican nationals and U.S. citizens of Mexican origin who are familiar with the caseta concept and the Computel(TM) name. The Communication Centers were seen as a way to distribute "borderless" products that function in the same manner regardless of the users location north or south of the U.S./Mexico border. These products were to be marketed to established Latino households, and on a prepaid basis to recent immigrants and transient Latinos who may have acculturation issues, or identity, credit or economic challenges. It is our belief that we can capture customer loyalty by serving these challenged consumers, and then keep their business as they establish households in the U.S. Subsequent to the receipt of our long distance concession license in Mexico and the announcement of our definitive agreement to acquire Genesis, we have closed all four of these U.S. Communication Centers so that we can better utilize our resources. One form that this may take is the expansion of our communication center presence in Mexico.

     Pay Telephones. We also own and operate approximately 515 pay telephones in various Mexican cities and resort areas, including Acapulco, Cancun, Cozumel, Mazatlan, Puerto Vallarta, Tijuana, Huatulco, Puerto Escondido, Cabo San Lucas, and Puerto Angel. All of our pay telephones are "intelligent" phones, meaning that certain features are fully automated, reducing operating costs. Our telephones accept pesos and U.S. quarters.

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

     As of November 1, 2000, there were 31 authorized payphone providers in Mexico, of which Telmex is the largest. We believe we are the second largest provider after Telmex in the tourist markets, where we have focused our efforts. Our multi-pay payphones give us a significant advantage over our largest competitor, Telmex, which accepts only pre-paid Telmex calling cards. Vendors of the cards are often difficult to locate and denominations tend to be higher than needed by consumers. Although other companies have plans to install pay telephones, we believe that we will be one of the few providers with our own network, allowing us to maintain flexibility with respect to rates.

     Genesis Communications International, Inc.

     As previously mentioned, in June 2000 we announced that we had signed a definitive agreement to acquire Genesis Communications International, Inc., a privately-held telecommunications company focused on the retail Hispanic market with approximately 75,000 local and long-distance customers. The acquisition will greatly expand our current retail presence and Genesis's applications and current efforts to function, as a CLEC in the states with the largest Hispanic markets will allow for the continued growth of our retail strategy.

Services and Products

     In the presentation of our historical financial results, we have divided our revenues into three categories: Network Management Services, consisting of both carrier services and private network services; Call Services, consisting of both integrated prepaid and postpaid services; and Internet e-commerce.

Network Management Services

     We offer private network telecommunications services between the United States and Latin America and within Latin America.

Carrier Services

     We offer wholesale termination services to U.S. and Latin American carriers who lack transmission facilities, require additional capacity or do not have regulatory permission to terminate traffic in Mexico. Revenues from this service accounted for approximately 57% of our overall revenues in fiscal 2000. The percentage of our total volume of wholesale traffic sent by customer fluctuates dramatically, on a quarterly, and sometimes, daily basis. Although two customers may make up 50% of this volume at a given time, a month later the volumes sent by these two customers may be less than 5%. In general, our agreements with these customers do not require significant volume commitments from them, so they are free to re-route their traffic away from us to a lower priced carrier at will. While we are the primary route choice for certain customers and certain segments of some customer's traffic we are the second or third route choice for some of these customers, meaning that they send us their overflow traffic if their primary route choice does not have sufficient capacity to meet their demand. The volume of this overflow traffic may fluctuate dramatically from day to day. For fiscal 2000, we had two customers whose traffic accounted for more than 10% of our consolidated revenues. This market continued to experience tremendous downward pricing pressure during fiscal year 2000 due to a combination of several factors, most notably an increase in the activation of fiber optic cable along U.S.-Mexico routes and regulatory changes which permitted the top tier carriers to lower their international wholesale rates. Therefore, although we experienced significant increased volumes in this line of business during the year, the increased additional revenue was not proportional. We have seen a substantial increase in volume since we activated our high-quality fiber route in July 1999, and believe this fiber network will continue to attract increased volumes from top tier carriers. Additionally, we believe it will generate opportunities to transport traffic for Mexican carriers. We should be able to use the increased volumes to negotiate more favorable termination costs in Mexico, and with the receipt of our Mexican long distance license, we should be able to cut our costs for carrying this traffic by further extending our own network facilities in Mexico.

     We occupy a unique position in the market for wholesale services. Our unique licenses from the Mexican government allow us to transport traffic from the United States to Mexico outside of the International Settlement Policy, which is the international accounting and settlements policy governing the methods that U.S. and foreign carriers use to settle the cost of carrying traffic over each other's network. The International Settlements Policy causes MCI/Worldcom and AT&T to charge higher rates than they might otherwise charge. Additionally, the recent receipt of our Mexican long distance license should help with a historical disadvantage we had when competing with several of these larger carriers. We have been at a disadvantage with respect to these large carriers because we did not have a Mexican license to carry our own long distance traffic within Mexico and had to pay a licensed carrier, such as the Mexican affiliate of MCI/Worldcom or AT&T, to carry our traffic from our Mexican points of presence to its final destination. At the other end of the spectrum, we compete with numerous small companies who illegally carry traffic into and within Mexico. These companies do not pay the fees charged by Mexican-licensed carriers and are therefore able to offer very competitive prices. However, these companies do not typically own their own transmission facilities, and are not able to control costs or transport large volumes of traffic as effectively as us for long periods of time because they are also subject to having their operations shut down by Mexican regulators.

     We believe that we have less than 1% of the market for wholesale termination services. See our Risk Factor captioned "We may not successfully compete with others in the industry" for additional description of the competition in this market.

Private Networks

     We offer private communications links for multi-national and Latin American customers who use a high volume of telecommunications services and need greater dependability than is available through public networks. These services include data, voice, and fax transmission as well as videoconferencing and Internet. During fiscal 2000, we did not devote significant resources toward the development of this business in Mexico. However, expansion of this line of business is consistent with our plans to build out our network in Mexico, since many of the same facilities that would be used for delivery of retail consumer products could be used for private network services as well.

     We have and will continue to use the provision of private network services as an entry into new Latin markets that are in the process of migrating from state-run systems to competitive systems.

     We compete with MCI/Worldcom, Americatel, and Telscape International Inc., as well as the former telecommunication monopolies in the Latin American countries in providing private network services. Factors contributing to our competitiveness include reliability, network quality, speed of installation, and in some cases, geography, network size, and hauling capacity. We believe we have a reputation as a responsive service provider capable of processing all types of network traffic. We are at a competitive disadvantage with respect to larger carriers who are able to provide networks for corporations that encompass more countries in Latin America, as well as Europe, Asia and other parts of the globe. Prices in this market are also generally declining as fiber optic cable is activated.

       We believe that we have less than 1% of the market for private network services.

Call Services

     We currently offer call services between Mexico and the United States primarily for traffic originating in Mexico.

Integrated Prepaid Services

     Our principal call services product during fiscal 2000 is integrated prepaid services, which are generated by calls processed by us without live or automated operator assistance. A majority of these calls are generated by our public telephones and communication centers in Mexico in exchange for immediate cash payment in pesos.

     In Mexico, we compete with other companies who have a comercializadora license for integrated prepaid or sent paid traffic. The comercializadora license allows companies to interconnect with the local telecommunications infrastructure in order to resell local and long distance services from public telephones.

Postpaid

     An additional Call Services product is operator-assistance for international collect, person-to-person, third party, calling card and credit card calls originating in Mexico. Again the primary sources of demand for operator assistance are our pay telephones and casetas in Mexico.

       As part of our ongoing efforts to minimize costs, we began outsourcing our live operator services in July 1999, and executed an agreement with another operator service provider to handle our call services traffic on a transaction basis. The vendor will continue our practice of providing bilingual service 24 hours per day, 7 days per week.

     In the U.S., on a very limited basis, we provided 1+ and MEXICOnnect (SM) service to residential and business customers in the San Antonio metropolitan area. MEXICOnnect allows customer to dial-around their presubscribed carrier by dialing 10-10-624 + the area code + the telephone number. Under the 1+ program, customers presubscribe to our network for all long distance calls made from their telephone number, eliminating the need to dial any extra digits to reach our network. In the U.S., we compete with large carriers such as AT&T, MCI/Worldcom, and Sprint as well as numerous smaller companies for presubscribed long distance. Price remains a primary concern for many consumers since the technology is not distinguishable from one provider to another. We are focused on the Latino market and offer an aggressive international rate to Mexico as well as competitive domestic rates.

     Our postpaid services product has declined due to lower volumes of operator-assisted calls originating in Mexico and terminating in the U.S, new services such as prepaid cellular being introduced into the market by our competitors, and Mexican cellular providers recently introducing the concept of "calling party pays". In spite of these declines we believe our owned retail distribution network will continue to generate call services traffic. Competition for traffic from third parties in this market revolves largely around the amount of commissions the operator services provider is willing to pay. We are currently focusing more on improving our profitability rather than simply generating additional revenues, and it has therefore lost ground to competitors willing to accept lower profit margins by paying higher commissions. However, we believe we have a reputation as a reliable provider, and we are also able to offer the value-added service of intelligent pay telephones in hotel lobbies.

     Other than Telmex we compete with BBG Communications, Helix Communications and International Communication Services in the Call Services area.

     We believe that we have less than 1% of the market for call services.

Electronic Commerce via Internet

     GlobalSCAPE was formed in April 1996 to implement Internet related strategies that are not complementary to our core business. GlobalSCAPE's revenues are attributable to sales of Internet productivity software, primarily its flagship product CuteFTPTM which it has historically distributed via its web site. GlobalSCAPE operates autonomously, generating substantially all funds for its development and expansion internally from its own operations. In fiscal year 2000 GlobalSCAPE released a new Internet productivity software product, CuteZIP
1.0 and introduced version 4.0 of its chief software product CuteFTP. Subsequent to July 31, 2000, GlobalSCAPE has continued its momentum with the effectiveness of its Form 10, allowing it to become a publicly reporting company, the hiring of a new Chief Executive Officer and the signing of an agreement with Best Buy to distribute CuteFTP in its stores.

     On September 12, 2000, we completed the distribution of a portion of our ownership in our wholly owned subsidiary GlobalSCAPE to our shareholders. The distribution was part of a previously announced plan to distribute or spin-off a portion of our ownership in GlobalSCAPE contemporaneously with a public offering of GlobalSCAPE, in order to raise funds for GlobalSCAPE's growth and ATSI's general corporate purposes. GlobalSCAPE and ATSI decided not to make a public offering of GlobalSCAPE common stock contemporaneously with the distribution in light of current market conditions.

     GlobalSCAPE's market includes all computer users on the Internet. GlobalSCAPE's products are distributed as shareware, meaning that users may download and use the products for free on a trial basis for a limited time. After the expiration of the trial period, the user must register the product to be in compliance with the license and to obtain product support. GlobalSCAPE's primary source of revenue is generated through product registration, with additional revenues generated by advertising in the form of ad banners and sponsorships in its "live" software products and on our web site. On a monthly basis, GlobalSCAPE receives approximately 1.2 million unique visitors to its web site and displays more than 15 million in-product and web site ad banners. For the year ended July 31, 2000, approximately 11,200,000 copies of software products were downloaded from GlobalSCAPE's servers, of which approximately 183,000 copies were registered (including approximately 24,000 upgrades of previously registered products).

     GlobalSCAPE's's flagship product, CuteFTP, is a Windows-based file transfer protocol (FTP) utility allowing users the ability to transfer and manage files via the Internet, including MP3's, web pages, software, videos and graphics. We believe that CuteFTP has 30% of the U.S. market share for FTP programs. Their portfolio of products also includes CuteHTML, an advanced HTML editor for developing web sites, CuteMAP, an image mapping utility for graphic navigation through web sites, CuteMX, a file-searching and sharing program that enables users to interact directly with each other in real time to search for and share all types of files, including multi-media files, as well as providing chat, instant messaging, a Windows multi-media player, and streaming audio and video capacity, and others in various stages of alpha and beta testing.

     GlobalSCAPE intends to leverage its strong brand recognition into a full suite of "Cute" products, and to use its products in order to attract advertising revenue and to market products of other on-line retailers and service providers on a revenue sharing basis.

     GlobalSCAPE operates in a highly competitive environment with respect to all its products. CuteFTP's primary competitors are WS_FTP, FTP Voyager and Bulletproof FTP. While many FTP products have mimicked CuteFTP's features, they are not commercially successful due to their late arrival to the marketplace and lack of support infrastructure. CuteHTML and CuteMAP, although relatively new to the market, have the advantage of being able to piggyback on the success of CuteFTP through product integration and cross-marketing efforts. CuteMX competes against approximately a dozen file sharing programs on the market, including Napster, the current market leader. The CuteMX program has broad applications allowing end users to transfer all file types and is positioned as a mainstream application.

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

     Generally, our strategy is to use the fiber optic arm to access major metropolitan areas in Mexico and the satellite arm to access semi-rural and smaller metropolitan areas. If there is a problem in either portion of the network, we will be able to minimize service interruptions by transferring traffic to the other portion until the problem is resolved. Our fiber route runs from our facility at the Infomart in Dallas, Texas to Mexico City, Mexico. We own or have the right to use satellite transmission and receiving equipment in
1) San Antonio, Texas, 2) Mexico City, Monterrey, and Cancun, Mexico, 3) Guatemala City, Guatemala, 4) San Salvador, El Salvador, and 5) San Jose, Costa Rica.

     We lease fiber capacity from third parties, primarily Bestel USA, Inc. with whom we have a 3-year lease for fiber optic cable from San Antonio, Texas to Mexico City, Mexico until March 2002. We lease satellite capacity on the Mexican satellites Solidaridad I and II, from Satelites Mexicanos, S.A. de C.V. or "SATMEX, with whom we have an agreement for capacity through April 2001.
ATSI has leased a fixed amount of capacity from each of these vendors for a fixed monthly price. Each of these vendors has the right to terminate service for non-payment. During 1999, ATSI was unable to make payments to SATMEX on time. SATMEX agreed not to suspend service under the terms of a payment plan calling for ATSI to bring our account current by December 15, 1999. ATSI has met the terms of the payment plan, and is now current in our payments to both of these vendors.

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

     Until we have completed the build-out of our own network under the terms of our recently acquired long distance concession license we must contract with others to complete the intra-Mexico and domestic U.S. portions of our network. We have reciprocal service agreements in place with four Mexican long distance license holders, Operadora Protel, S.A. de C.V., Avantel, S.A. de C.V., Miditel, S.A. de C.V. and Bestel, S.A. de C.V. Our Mexican long distance license will allow us to interconnect directly with Telmex and other local carriers and should lower our transmission costs. We have reciprocal service agreements with Radiografica Costarricense, S.A., FT&T, S.A., and Corporacion Solares, S.A. de C.V. for transmission services in Costa Rica, Guatemala and El Salvador, respectively. In the U.S., we purchase long distance capacity from various companies.

     We purchase local line access in Mexico for our payphones and casetas from Telmex, and various cellular companies including SOS Telecomunicaciones, S.A. de C.V., Portatel del Sureste, S.A. de C.V., Movitel del Noreste, S.A. de C.V, and Baja Celular Mexicana, S.A. de C.V.

Year 2000 Compliance

     Prior to January 1, 2000 we initiated a program to identify and address issues associated with the ability of our date-sensitive information, telephony and business systems to properly recognize the year 2000 in order to avoid interruption of the operation of these systems at the turn of the century. We expended approximately $100,000 in our efforts to ensure readiness for year 2000 issues. As of October 31, 2000, we have experienced no problems associated with Year 2000 issues that would have caused a disruption in our normal business operations, within our internal systems or the systems of our external vendors or customers.

Licenses/Regulatory

     Our operations are subject to federal, state and foreign laws and regulations.

Federal

     Pursuant to Section 214 of the Communications Act of 1934, the Federal Communications Commission ("FCC") has granted us global authority to provide switched international telecommunications services between the U.S. and certain other countries. We maintain informational tariffs on file with the FCC for our international retail rates and charges. On October 19, 2000 we announced that we had been informed by the FCC that they had consented to the transfer of Genesis Communications International, Inc.'s 214 certificate to ATSI. Genesis is now providing international telecommunications services under our 214 certificate.

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

     The Telecommunications Act of 1996, which became law in February 1996, was designed to dismantle the monopoly system and promote competition in all aspects of telecommunications. The FCC has promulgated and continues to promulgate
major changes to their telecommunications regulations.   One aspect of the
Telecom Act that is of particular importance to us is that it allows Bell Operating Companies or BOCs to offer in-region long distance service once they have taken certain steps to open their local service monopoly to competition. Given their extensive resources and established customer bases, the entry of the BOCs into the long distance market, specifically the international market, will create increased competition for us. Southwestern Bell's application to offer in region long distance was approved in June 2000.

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

     The International Settlements Policy governs settlements between top tier U.S. carriers' and foreign carriers' costs of terminating traffic over each other's networks. The FCC recently enacted certain changes in our rules designed to allow U.S. carriers to propose methods to pay for international call termination that deviate from traditional accounting rates and the International Settlement Policy. The FCC has also established lower benchmarks for the rates that U.S. carriers can pay foreign carriers for the termination of international services and these benchmarks may continue to decline. These rule changes have lowered the costs of our top tier competitors and are contributing to the substantial downward pricing pressure facing us in the wholesale carrier market.

State

     Many states require telecommunications providers operating within the state to maintain certificates and tariffs with the state regulatory agencies, and to meet various other requirements (e.g. reporting, consumer protection, notification of corporate events). We believe we are in compliance with all applicable State laws and regulations governing our services.

Mexico

     The Secretaria de Comunicaciones y Transportes or the SCT and COFETEL (Comision Federal de Telecomunicaciones or Federal Telecommunications Commission) have issued our Mexican subsidiaries the following licenses:

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

     Concession License - a 30-year license granted in June 1998 to install and operate a public network.

     Like the United States, Mexico is in the process of revising its regulatory scheme consistent with its new competitive market. Various technical and pricing issues related to connections between carriers are the subject of regulatory actions which will effect the competitive environment in ways we are not able to determine at this time.

Other Foreign Countries

     In addition to Mexico, we currently have operations in Costa Rica, El Salvador, and Guatemala. The telecommunications markets in these countries are in transition from monopolies to functioning, competitive markets. We have established a presence in those countries by providing a limited range of services, and intend to expand the services we offer as regulatory conditions
permit.    We do not believe that any of our current operations in those countries require licensing, and we believe we will be in compliance with applicable laws and regulations governing our operations in those countries.

Employees

     At September 1, 2000, we (excluding ATSI-Mexico) had 85 full-time employees, of whom 18 were sales and marketing personnel, and 67 performed operational, technical and administrative functions, and 15 part-time employees. Of the foregoing, 26 were employed by GlobalSCAPE, and three were employed by Sinfra. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

     At September 1, 2000, ATSI-Mexico had 437 full-time employees of whom 408 were operators and 29 performed sales, marketing, operational, technical and administrative functions. A portion of ATSI-Mexico's employees, chiefly operators, belong to a union.

ADDITIONAL RISK FACTORS

     The purchase of our common stock is very risky. You should not invest any money that you cannot afford to lose. Before you buy our stock, you should carefully read our entire 10-K. We have highlighted for you below all of the material risks to our business of which we are aware.

                          RISKS RELATED TO OPERATIONS

 .    Our auditors have questioned our viability

     Our auditors' opinion on our financial statements as of July 31, 2000 calls attention to substantial doubts as to our ability to continue as a going concern. This means that they question whether we can continue in business. If we cannot continue in business, our common stockholders would likely lose their entire investment. Our financial statements are prepared on the assumption that we will continue in business. They do not contain any adjustments to reflect the uncertainty over our continuing in business.

 .    We expect to incur losses, so if we do not raise additional capital we may go out of business

     We have never been profitable and do not expect to become profitable in the near future. We have invested and will continue to invest significant amounts of money in our network and personnel in order to maintain and develop the infrastructure we need to compete in the markets for our services and achieve profitability. Our investment in our network may not generate the savings and revenues that we anticipate because of a variety of factors, such as:

          - delays in negotiating acceptable interconnection agreements with Telefonos de Mexico, the former monopoly carrier in Mexico;

          -    delays in construction of our network; and

          - operational delays caused by our inability to obtain additional financing in a timely fashion.

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

     As of July 31, 2000, we had negative working capital of approximately $5.3 million. In order to maintain our financial position going forward it will be necessary for us to raise funds necessary to cover our recurring negative cash flows from operations. We cannot estimate what that amount will be with reasonable certainty. For the twelve months ended July 31, 2000, our negative cash flows from operations prior to debt service and capital expenditures were approximately $4.7 million. Conservatively, we will need to be able to raise similar capital over the next nine to twelve months.

 .    We must expand and operate our network

     Our success and ability to increase our revenues depends upon our ability to deliver telecommunication services which, in turn, depends on our ability to integrate new and emerging technologies and equipment into our network and to successfully expand our network. Our ability to continue to expand, operate and develop our network will depend on, among other factors, our ability to accomplish the following:

          -    obtain switch sites;

          - interconnect with the local, public switched telephone network and/or other carriers; and

          - obtain access to or ownership of transmission facilities that link our switches to other network switches.

     When we expand our network, we will incur additional fixed operating costs that will exceed revenues until we generate additional traffic. We may not be able to expand our network in a cost-effective manner, generate additional revenues which cover or exceed the expansion costs or operate the network efficiently.

     Our network and operations face risks that we cannot control, such as damages caused by fire, power loss and natural disasters. Any failure of our network or other systems our hardware could damage our reputation, result in loss of customers and harm our ability to obtain new customers.

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

     Mergers, acquisitions and joint ventures in our industry have created and may continue to create more large and well-positioned competitors. These mergers, acquisitions and joint ventures could increase competition and reduce the number of customers that purchase wholesale service from us.

 .    Competition could harm us

     International telecommunications providers like us compete based on price, customer service, transmission quality and breadth of service offerings. Our carrier and prepaid card customers are especially price sensitive. Many of our larger competitors enjoy economies of scale that can result in lower termination and network costs. This could cause significant pricing pressures within the international communications industry. In recent years, prices for international and other telecommunications services have decreased as competition continues to increase in most of the markets in which we currently compete or intend to compete. For example, from October 1999 to October 2000, the prevailing price per minute to carry traffic from the U.S. to Mexico declined by approximately 41%. Although we carried more than twice as much wholesale traffic in fiscal year 2000 than in fiscal year 1999, we only recognized an increase in revenues of approximately 60%. If these pricing pressures continue, we must continue to lower our costs in order to maintain sufficient profits to continue in this market. We believe competition will intensify as new entrants increase as a result of the new competitive opportunities created by the Telecommunications Act of 1996, implementation by the Federal Communications Commission of the United States' commitment to the World Trade Organization, and privatization, deregulation and changes in legislation and regulation in many of our foreign target markets. We cannot assure you that we will be able to compete successfully in the future, or that such intense competition will not have a material adverse effect on our business, financial condition and results of operations.

 .    Competition in Mexico

     Mexican regulatory authorities have granted concessions to 20 companies, including Telmex and Telereunion, to construct and operate public, long distance telecommunications networks in Mexico. Some of these new competitive entrants have as their partners major U.S. telecommunications providers including AT&T (Alestra), MCIWorldcom (Avantel) and Bell Atlantic Corp. (Iusatel). Mexican regulatory authorities have also granted concessions to provide local exchange services to several telecommunications providers, including Telmex and Telefonia Inalambrica del Norte S.A. de C.V., Megacable Comunicaciones de Mexico and several of Mexico's long distance concessionaires. We compete or will compete to provide services in Mexico with numerous other systems integration, value-added and voice and data services providers, some of which focus their efforts on the same customers we target. In addition to these competitors, recent and pending deregulation in Mexico may encourage new entrants.

     Moreover, while the WTO Agreement could create opportunities to enter new foreign markets, the United States' and other countries' implementation of the WTO Agreement could result in new competition from operators previously banned or limited from providing services in the United States. For example, the FCC granted the Sprint/Telmex joint venture authority, subject to various conditions, to enter the United States market and to provide resold international switched services between the United States and Mexico. This and other competitive developments could result in increased competition, which could materially and adversely effect our business, financial condition and results of operations.

 .    Our Mexican facilities-based license poses risks

     Our Mexican concession is regulated by the Mexican government. The Mexican government could grant similar concessions to our competitors, or affect the value of our concessions. In addition, the Mexican government also has
     (1) authority to temporarily seize all assets related to the Mexican concession in the event of natural disaster, war, significant public disturbance and threats to internal peace and for other reasons of economic or public order and (2) the statutory right to expropriate any concession and claim all related assets for public interest reasons. Although Mexican law provides for compensation in connection with losses and damages related to temporary seizure or expropriation, we cannot assure you that the compensation will be adequate or timely.

     The Mexican concession contains several restraints. Specifically, it limits the scope and location of our Mexican network and has minimum invested capital requirements and specific debt to equity requirements. We cannot assure you that:

          - we will be able to obtain financing to finish the Mexican network;

          - if we obtain financing it will be in a timely manner or on favorable terms; or

          - we will be able to comply with the Mexican concession's conditions.

     If we fail to comply with the terms of the concession, the Mexican government may terminate it without compensation to us. A termination would prevent us from engaging in our proposed business.

 .    Rapid changes in technology could place us at a competitive disadvantage

     The markets that we service are characterized by:

          -    rapidly changing technology;

          -    evolving industry standards;

          -    emerging competition; and

          - the frequent introduction of new services, software and other products.

     Our success partially depends upon our ability to enhance existing products, software and services and to develop new products, software and services that meet changing customer requirements on a timely and cost-effective basis. We cannot assure you that we can successfully identify new opportunities and develop and bring new products, software and services to the market in a timely and cost effective manner. We also cannot assure you that the products, software, services or technologies that others develop will not render our products, software, services or technologies non-competitive or obsolete. Furthermore, there is no guarantee that products, software or service developments or enhancements we introduce will achieve or sustain market acceptance or that they will effectively address the compatibility and interoperability issues raised by technological changes or new industry standards.

 .    We may not be able to collect large receivables, which could create serious cash flow problems

     Our wholesale network customers generate large receivable balances, often over $500,000 for a two-week period. We incur substantial direct costs to provide this service since we must pay our carriers in Mexico to terminate these calls. If a customer fails to pay a large balance on time, our cash flow may be substantially reduced and we would have difficulty paying our carriers in Mexico on time. If our Mexican carriers suspend services to us, it may affect all our customers.

 .    We may not be able to pay our suppliers on time, causing them to discontinue critical services

     We have not always paid all of our suppliers on time due to temporary cash shortfalls. Our critical suppliers are SATMEX for satellite transmission capacity and Bestel for fiber optic cable. We also rely on various Mexican and U.S. long distance companies to complete the intra-Mexico and intra-U.S. long distance portion of our calls. For fiscal 2000, the monthly average amount due to these suppliers as a group was approximately $1,372,000. We currently have overdue outstanding balances with long distance carriers for fiscal 2000 of $300,000 on which we are making payments. Critical suppliers may discontinue service if we are not able to make payments on time in the future. In addition, equipment vendors may refuse to provide critical technical support for their products if they are not paid on time under the terms of support arrangements. Our ability to make payments on time depends on our ability to raise additional capital or improve our cash flow from operations.

 .    We may not be able to make our debt payments on time or meet financial covenants in our loan agreements, causing our lenders to repossess critical equipment

     We purchased some of our significant equipment with borrowed money, including a substantial number of our payphones located in Mexico, our DMS 250/350 International gateway switch from Nortel, and packet-switching equipment from Network Equipment Technologies. We pay these three lenders approximately $171,165 on a monthly basis. The Notes to our Consolidated Financial Statements included in this Form 10-K include more information about our equipment, equipment debt and capital lease obligations. The lenders have a security interest in the equipment to secure repayment of the debt. This means that the lenders may take possession of the equipment and sell it to repay the debt if we do not make our payments on time. We have not always paid all of our equipment lenders on time due to temporary cash shortfalls. These lenders may exercise their right to take possession of certain critical equipment if we are not able to make payments on time in the future. Our ability to make our payments on time depends on our ability to raise additional capital or improve our cash flow from operations. We defaulted on our Nortel switch loan agreement as of the end of our fiscal year, July 31, 2000, by failing to meet financial covenants related to revenues, gross margins and EBITDA. Though we have requested and received a waiver for that default, it appears likely that we will be in default of those financial covenants again at the end of the quarter ending October 31, 2000. Accordingly, we have accounted for our capital lease obligation with NTFC as a current liability in our accompanying consolidated financial statements. For more information on this expected default, you should see the Liquidity and Capital Resources section of this 10-K for the year ending July 31, 2000. For more information on our other loans and capital leases you should see the footnotes of this 10-K for the year ended July 31, 2000.

 .    A large portion of our revenue is concentrated among a few customers, making us vulnerable to sudden revenue declines

     Our revenues from wholesale services currently comprise about 63% of our total revenues. The volume of business sent by each customer fluctuates, but this traffic is often heavily concentrated among three or four customers. During some periods in the past, two of these customers have been responsible for 50% of this traffic. Generally, our wholesale customers are able to re-route their traffic to other carriers very quickly in response to price changes. If we are not able to continue to offer competitive prices, these customers will find some other supplier and we will lose a substantial portion of our revenue very quickly. In addition, mergers and acquisitions in our industry may reduce the already limited number of customers for our wholesale services.

 .    We may not be able to lease transmission facilities we need at cost-
     effective rates

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

 .    The carriers on whom we rely for intra-Mexico long distance may not stay in business leaving us fewer and more expensive options to complete calls

     There are only 20-licensed Mexican long distance companies, and we currently have agreements with four of them. One of these, Avantel, S.A. de C.V. has said publicly that it may not continue in the business because of its difficulty in achieving a desired profit margin. If the number of carriers who provide intra-Mexico long distance is reduced, we will have fewer route choices and may have to pay more for this service.

 .    We may have service interruptions and problems with the quality of transmission, causing us to lose call volume and customers

     To retain and attract customers, we must keep our network operational 24 hours per day, 365 days per year. We have experienced service interruptions and other problems that affect the quality of voice and data transmission. We may experience more serious problems. In addition to the normal risks that any telecommunications company faces (such as fire, flood, power failure, equipment failure), we may have a serious problem if a meteor or space debris strikes the satellite that transmits our traffic, or a volcanic eruption or earthquake interferes with our operations in Mexico City. If a portion of our network is effected by such an event, a significant amount of time could pass before we could re-route traffic from one portion of our network to the other, and there may not be sufficient capacity on only one portion of the network to carry all of our traffic at any given time.

     To stay competitive, we will attempt to integrate the latest technologies into our network. We are currently implementing "packet switching" transport capabilities such as Asynchronous Transfer

     Mode and we will continue to explore new technologies as they are developed. Our 10-K describes these technologies. The risk of network problems increases during periods of expansion and transition to new technologies.

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

 .    Our operations may be affected by political changes in Mexico and other
     Latin American countries

     The majority of our foreign operations are in Mexico. The political and economic climate in Mexico is more uncertain than in the United States and unfavorable changes could have a direct impact on our operations in Mexico. The Mexican government exercises significant influence over many aspects of the Mexican economy. For example, a newly elected set of government officials could decide to quickly reverse the deregulation of the Mexican telecommunications industry economy and take steps such as seizing our property, revoking our licenses, or modifying our contracts with Mexican suppliers. A period of poor economic performance could reduce the demand for our services in Mexico. There might be trade disputes between the United States and Mexico that result in trade barriers such as additional taxes on our services. The Mexican government might also decide to restrict the conversion of pesos into dollars or restrict the transfer of dollars out of Mexico. These types of changes, whether they occur or are only threatened, could have a material adverse effect on our results of operations and would also make it more difficult for us to obtain financing in the United States.

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

 .    We may not successfully integrate the operations of Genesis

     If we are unable to integrate the operations of Genesis Communications International, Inc. upon completion of the acquisition, it may adversely affect our future operations, specifically, the shift towards and implementation of our retail strategy.


                          RISKS RELATED TO FINANCING

 .    The terms of our preferred stock include disincentives to a merger or other change of control, which could discourage a transaction that would otherwise be in the interest of our stockholders

     In the event of a change of control of ATSI, the terms of the Series D Preferred Stock permit the holder to choose either to receive whatever cash or stock the common stockholders receive in the change of control transaction as if the Series D stock Preferred Stock had been converted, or to require us to redeem the Series D Preferred Stock at $1,560 per share. If all 3,000 shares of the Series D Preferred Stock were outstanding at the time of a change of control, this could result in a payment to the holder of $4,680,000. The possibility that we might have to pay this large amount of cash would make it more difficult for us to agree to a merger or other opportunity that might arise even though it would otherwise be in the best interest of the stockholders.

 .    We may have to redeem the Series D and Series E Preferred Stock for a substantial amount of cash, which would severely restrict the amount of cash available for our operations.

     The terms of the Series D Preferred Stock require us to redeem the stock for cash in two circumstances in addition to the change of control situation described in the immediately preceding risk factor.

     First, the terms of the Series D Preferred Stock prohibit the holder from acquiring more than 11,509,944 shares of our common stock, which is 20% of the amount of shares of common stock outstanding at the time we issued the Series D Preferred Stock. The terms of the Series D Preferred Stock also prohibit the holder from holding more than 5% of our common stock at any given time. Due to the floating conversion rate, the number of shares of common stock that may be issued on the conversion of the Series D Preferred Stock increases as the price of our common stock decreases, so we do not know the actual number of shares of common stock that the Series D Preferred Stock will be convertible into. On the second anniversary of the issuance of the Series D Preferred Stock we are required to convert all remaining unconverted Series D Preferred Stock. If this conversion would cause the holder to exceed either of these limits, then we must redeem the excess shares of Series D Preferred Stock for cash equal to $1,270 per share, plus accrued but unpaid dividends.

     Second, if we refuse to honor a conversion notice or a third party challenges our right to honor a conversion notice by filing a lawsuit, the holder may require us to redeem any shares it then holds for $1,270 per share. If all 3,000 shares were outstanding at the time of a redemption, this would result in a cash payment of $3,810,000 plus accrued and unpaid dividends. If we were required to make a cash payment of this size, it would severely restrict our ability to fund our operations.

     Similarly, the Series E Preferred Stock requires mandatory redemption if
     (a) we fail to: issue shares of common stock upon conversion, remove legends on certificates representing shares of common stock issued upon conversion or to fulfill certain covenants set forth in the Securities Purchase Agreement between ATSI and the holders of the Series E Preferred Stock; (b) we fail to obtain effectiveness of the registration statement covering the shares of common stock to be issued upon the conversion of the Series E Preferred Stock prior to March 11, 2001; (c) certain bankruptcy and similar events occur; (d) we fail to maintain the listing of the common stock on the Nasdaq National Market, the Nasdaq Small Cap Market, the AMEX or the NYSE; or (e) our long distance concession license from the Republic of Mexico is terminated or limited in scope by any regulatory authorities. The Redemption Price equals the greater of (x) 125% of the stated value ($1,000) plus 6% per annum of the stated value plus any conversion default payments due and owing by ATSI and (y) the product of (i) the highest number of shares of common stock issuable upon conversion times (ii) the highest closing price for the common stock during the period beginning on the date of first occurrence of the mandatory redemption event and ending one day prior to the date of redemption minus the amount of money we receive upon the exercise of the investment options provided in the Series E Preferred Stock which, upon conversion allows the holders to purchase an additional 0.8 share of ATSI common stock for each share of ATSI common stock received upon conversion.

 .    We may redeem our preferred stock only under certain circumstances, and redemption requires us to pay a significant amount of cash and issue additional warrants; therefore we are limited as to what steps we may take to prevent further dilution to the common stock if we find alternative forms of financing

     We may redeem the Series A Preferred Stock only after the first anniversary of the issue date, and only if the market price for our common stock is 200% or more of the conversion price for the Series A Preferred Stock. The redemption price for the Series A stock is $100 per share plus accrued and unpaid dividends. We may redeem the Series D Preferred Stock only if the price of our common stock falls below $9.00, the price on the date of closing the Series D Preferred Stock. The redemption price is $1,270 per share, plus accrued but unpaid dividends, plus an additional warrant for the purchase of 150,000 shares of common stock. Subject to certain conditions, we have the right to redeem the Series E Preferred Stock if, at any time after October 11, 2001, on any trading day and for a period of 20 consecutive trading days prior thereto, the closing bid price is less than $1.24. In the event that we are able to find replacement financing that does not require dilution of the common stock, these restrictions would make it difficult for us to "refinance" the preferred stock and prevent dilution to the common stock.

                 RISKS RELATING TO MARKET FOR OUR COMMON STOCK

 .    The price of our common stock has been volatile and could continue to fluctuate substantially

     Our common stock is traded on the AMEX. The market price of our common stock has been volatile and could fluctuate substantially based on a variety of factors, including the following:

          - announcements of new products or technologies innovations by us or others;

          -    variations in our results of operations;

          -    the gain or loss of significant customers;

          -    the timing of acquisitions of businesses or technology licenses;

          -    legislative or regulatory changes;

          -    general trends in the industry;

          -    market conditions; and

          -    analysts' estimates and other events in our industry.

 .    Future sales of our common stock in the public market could lower our stock price

     Future sales of our common stock in the public market could lower our stock price and impair our ability to raise funds in new stock offerings. As of November 7, 2000, we had 67,986,944 shares of common stock outstanding, of which our affiliates held approximately 7,000,000 shares, and 2,091,056 shares issuable upon exercise of outstanding options and warrants, of which approximately 1,113,000 were held by affiliates. In addition, we had 19,582,203 shares reserved for issuance upon conversion of our outstanding Series A, D and E Preferred Stock (subject to adjustment). The shares held by our affiliates are "restricted shares" and, accordingly, may not be sold publicly except in compliance with Rule 144. The remaining outstanding shares of our common stock and the shares issuable upon conversion of our preferred stock and exercise of warrants are freely tradable. In addition, we may issue a significant number of additional shares of common stock as consideration for acquisitions or other investments as well as for working capital. For example, we have agreed to issue approximately 9.6 million shares of our common stock in connection with our acquisition of Genesis. Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock prevailing from time to time in the public market and could impair our ability to raise funds in additional stock offerings.

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

     From January 1, 1999 to November 7, 2000, we issued 29,793,437 new shares of common stock on a fully diluted basis, which represents approximately 33% of our fully diluted outstanding common stock. The fully diluted outstanding common stock includes an assumed number of shares of common stock that have not yet been issued, but are issuable upon conversion of convertible preferred stock, warrants and stock options. Our convertible preferred stock has a conversion price that floats with the market price of our common stock. We calculated the number of shares included in this amount by using an assumed conversion price based on our market price as of November 10, 2000. The actual number of shares that may be issued may be materially higher or lower.

 .    We have signed an agreement for a private equity line of credit, which could further dilute your ownership of ATSI

     We signed an agreement on April 10, 2000 with an investor under which we may require the investor to purchase up to 5 million shares of common stock over an eighteen month period at 92% of the market price for our common stock at the time of purchase. We are not required to use this credit line facility, but if we do use this facility, we must issue to the investor warrants for 1,500 shares of common stock for every $100,000 that is invested at an exercise price of 120% of the average of the five closing sale prices preceding the date of the investment, and an additional 1,000 warrants per 100,000 invested as a finder's fee on the same terms. The sale of additional securities would further dilute your ownership of ATSI and put additional downward pricing pressure on the stock.

 .    The potential dilution of your ownership of ATSI will increase as our stock price goes down, since our preferred stock is convertible at a floating rate that is a discount to the market price

     Our Series A, D and E Preferred Stock is convertible into common stock based on a conversion price that is a discount to the market price for ATSI's common stock. The conversion price for the Series A Preferred Stock is reset each year on the anniversary of the issuance of the stock, and the conversion price for the Series D and Series E Preferred Stock floats with the market on a day-to-day basis. For each series, the number of shares of common stock that will be issued on conversion increases as the price of our common stock decreases. Therefore, as our stock price falls, the potential dilution to the common stock increases, and the amount of pricing pressure on the stock resulting from the entry of the new common stock into the market increases.

 .    Sales of common stock by the preferred holders may cause the stock price to decrease, allowing the preferred stock holders to convert their preferred stock into even greater amounts of common stock, the sales of which would further depress the stock price

     The terms of the preferred stock may amplify a decline in the price of our common stock since sales of the common stock by the preferred holders may cause the stock price to fall, allowing them to convert into even more shares of common stock, the sales of which would further depress the stock price.

 .    The potential dilution of your ownership of ATSI resulting from our Series
     D and Series E Preferred Stock will increase if we sell additional common stock for less than the conversion price applicable to the Series D and Series E Preferred Stock

     The terms of the Series D and Series E Preferred Stock require us to adjust the conversion price if we sell common stock or securities convertible into common stock at a greater discount to market than that provided for the Series D Preferred Stock and at less than the lower of the market price or the conversion price with respect to the Series E Preferred Stock. Therefore, if we sell common stock or securities convertible into common stock in the future on more favorable terms than the discounted terms, we will have to issue even more shares of common stock to the holders than initially agreed on.

 .    The issuance of our convertible preferred stock may violate the rules of
     The American Stock Exchange, which could result in the delisting of our common stock causing us to be traded as an on over-the-counter bulletin board stock which could negatively impact our stock price and our ability to raise additional capital

     The rules of The American Stock Exchange, or the AMEX, require that the voting rights of existing stockholders may not be disparately reduced or restricted through any corporate action or issuance. The AMEX has stated in its interpretive materials relating to the exchange rules that floating priced convertible securities that vote on an as converted basis, such as our Series A Preferred Stock, raise voting rights concerns because of the possibility that, due to a decline in the price of the underlying common stock the preferred stock holder will having voting rights disproportionate to its investment in our company. These interpretive materials also indicate that the AMEX may view the issuance of floating rate convertible securities, such as our Series A, D or E Preferred Stock as a violation of their rule against engaging in operations which are contrary to the public interest since the returns on securities of this type may become excessive compared with those of public investors in our common stock.

     Should we be delisted from the AMEX, it would be necessary for us to trade as an over-the-counter bulletin board stock. It is likely that the act of being delisted would depress our stock price allowing preferred stock holders to convert their preferred stock into greater amounts of common stock, the sale of which could further depress our stock price. Additionally, it is likely that it may be more difficult for us to raise additional capital on favorable terms if we were no longer listed on a national exchange.

 .    We expect to issue additional shares of common stock to pay dividends on the preferred stock, further diluting your ownership of ATSI and putting additional downward pricing pressure on the common stock

     The Series A Preferred Stock requires quarterly dividends of 10% per annum, and the Series D Preferred Stock requires quarterly dividends of 6% per annum. We have the option of paying these dividends in shares of common stock instead of cash and we expect to use that option. The number of shares of common stock that are required to pay the dividends is calculated based on the same floating conversion price applicable to the conversion of the preferred stock, so the lower our common stock price, the more shares of common stock it takes to pay the dividends. The issuance of these additional shares of common stock will further dilute your ownership of ATSI and put additional downward pricing pressure on the common stock. The amount of dividends accrued as of October 31, 2000 is approximately $146,000 on Series A Preferred Stock, and approximately $135,000 on the Series D Preferred Stock.

 .    We have agreed to issue additional shares as consideration for the purchase of Genesis Communications International, Inc.

     We will have to issue up to an additional 9.6 million shares upon the closing of this transaction. The entry of these shares will put further market pressure on the price of common stock.

 .    You will almost certainly not receive any cash dividends on the common stock in the foreseeable future

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

 .    The partial distribution of shares of our subsidiary GlobalSCAPE will tend to decrease the price of our common stock

     On September 14, 2000, we completed a partial distribution of GlobalSCAPE to our stockholders. Completion of this transaction partially separates the value of GlobalSCAPE that was historically inherent in our stock price and may reduce the price of our stock price.

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

 .    Our Certificate of Incorporation and Bylaws and Delaware law could make it less likely that our stockholders receive a premium for their shares in an unsolicited takeover attempt

     Certain provisions of our certificate of incorporation, our bylaws and the Delaware General Corporation Law could, together or separately, discourage potential acquisition proposals or delay or prevent a change in control. Currently, those provisions include a classified board of directors, a prohibition on written consents in lieu of meetings of the stockholders and the authorization to issue up to 10,000,000 shares of preferred stock and up to 100,000,000 shares of common stock. Our board of directors has the power to issue any or all of these additional shares without stockholder approval, subject to the rules of the AMEX that require stockholder approval of the issuance of common stock or securities convertible into common stock equal to or in excess of 20.0% of the number of shares of common stock or the voting power outstanding before the issuance. The preferred shares can be issued with such rights, preferences and limitations as may be determined by the board. The rights of the holders of common stock will be subject to, and may be adversely affected by, the commitments or contracts to issue any additional shares of common stock or any shares of preferred stock. Authorized and unissued preferred stock and common stock could delay, discourage, hinder or preclude our unsolicited acquisition, could make it less likely that the stockholders receive a premium for their shares as a result of any such attempt and could adversely affect the market price of, and the voting and other rights of, the holders of outstanding shares of common stock.

ITEM 2.  PROPERTIES

     Our executive offices, principal teleport facility and control center are located at our leased facilities in San Antonio, Texas, consisting of 23,100 square feet. The lease expires July 2008, and has two five-year renewal options. We pay annual rent of $244,850 (increasing to $282,705 for the remaining term) under the lease and are responsible for taxes and insurance. GlobalSCAPE, Inc.'s offices are located at its leased facility in San Antonio, Texas, consisting of 14,553 square feet. The lease expires July 2008. GlobalSCAPE, Inc. pays annual rent of $174,636 per year and is responsible for taxes and insurance. Management believes our leased facilities are suitable and adequate for their intended use.

ITEM 3.  LEGAL PROCEEDINGS

     In January 1999, we terminated a wholesale carrier services contract with Twister Communications, Inc. for failure to pay for services rendered. On January 29, 1999, while we were attempting to collect payments from them, they filed a Demand for Arbitration seeking damages for breach of contract before the American Arbitration Association. The customer claims that we wrongfully terminated an International Carrier Services Agreement executed by the parties in June 1998 under which we provided wholesale carrier services from June 1998 to January 1999. The customer's claims for damages represent amounts that it claims it had to pay in order to replace the service provided by us.

     We dispute that we terminated the contract wrongfully and assert that the customer breached the agreement by failing to pay for services rendered and by intentionally making false representation regarding our traffic patterns and on March 3, 1999 we filed a Demand for Arbitration seeking damages for breach of contract in an amount equal to the amounts due to us for services rendered plus interest, plus additional damages for fraud. Although an arbitration panel was initially selected, Twister has since filed for bankruptcy and has not pursued any discovery in this matter. We are monitoring the bankruptcy proceeding to determine whether we can recover a portion of the amount owed us.

     We believe that we have a justifiable basis for our arbitration demand and that we will be able to resolve the dispute without a material adverse effect on our financial condition. Moreover, given the bankruptcy proceeding, we do not believe that Twister will pursue the arbitration. Until the arbitration proceedings are formally dropped or take place, we can not reasonably estimate the possible loss, if any, and there can be no assurance that the resolution of this dispute would not have an adverse effect on our results of operations.

     On June 16, 1999, our subsidiary, ATSI Texas initiated a lawsuit in District Court, Bexar County, Texas against PrimeTEC International, Inc., Mike Moehle and Vartec Telecom, Inc. claiming misrepresentation and breach of conduct. Under an agreement signed in late 1998, PrimeTEC was to provide quality fiber optic capacity in January 1999. Mike Moehle is PrimeTEC's former president who negotiated the fiber lease and Vartec is PrimeTEC's parent, which was to provide the fiber capacity. The delivery of the route in early 1999 was a significant component of our operational and sales goal for the year and the failure of our vendor to provide the capacity led to our negotiating an alternative agreement with Bestel, S.A. de C.V. at a higher cost. While the total economic impact is still being assessed, we believe lost revenues and incremental costs are in excess of $15 million. While our contract contains certain limitations regarding the type and amounts of damages that can be pursued, we have authorized our attorneys to pursue all relief to which we are entitled under law. As such, we can not reasonably estimate the ultimate outcome of neither this lawsuit nor the additional costs that may be incurred in the pursuit of our case.

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

                                   PART II.
                                   --------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is quoted on the AMEX under the symbol "AI". From December 1997 to February 14, 2000 our Common Stock was traded on the NASD: OTCBB under the symbol "AMTI". Prior to December 1997, our Common Stock was traded on the Canadian Dealing Network under the symbol ATIL.CDN. The table below sets forth the high and low bid prices for the Common Stock from August 1, 1997 through December 21, 1997 as reported by the Canadian Dealing Network, from December 22, 1997 through February 14, 2000 as reported by NASD: OTCBB and from February 15, 2000 through November 10, 2000. These price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

          Fiscal 1999                                      High       Low
          ---------------------------------------------------------------------
          First - ........................................$ 1 1/8     $   15/32
          Second - .......................................$ 1 9/32    $   3/4
          Third - ........................................$ 1 13/64   $   5/8
          Fourth - .......................................$ 1 53/64   $ 1 1/32

          Fiscal 2000                                      High       Low
          ---------------------------------------------------------------------
          First - ........................................$ 1 11/32   $   45/64
          Second - .......................................$ 2 29/32   $   45/64
          Third - ........................................$ 9 7/16    $ 2 1/2
          Fourth - ...................................... $ 6 5/16    $ 4 1/2

          Fiscal 2001                                      High       Low
          ---------------------------------------------------------------------
          First - ........................................$ 4         $ 1 3/8
          Second - (through November 10, 2000)............$ 1 13/16   $ 1 1/2

     At November 10, 2000, the closing price of our Common Stock as reported by AMEX was $1.50 per share. As of November 10, 2000, we had approximately 15,000
stockholders, including both beneficial and registered owners.   The terms of
our Series A and Series D Preferred Stock restrict us from paying dividends on our Common Stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock. ATSI has not paid dividends on our common stock the past three years and does not expect to do so in the foreseeable future.

     Since the filing of our Registration Statement on Form S-4 on March 6, 1998, we have had several sales of unregistered securities. They are as follows:

     On January 6, 1999, we issued 20,000 shares of our common stock for services related to a previous private placement. We also issued 16,643 shares to an individual for consulting services provided for the month of January in the amount of $7,500.

     In February 1999, we issued 279,430 shares of our common stock with a market value of approximately $203,750 in completion of our acquisition in 1998 of certain customer contracts.

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

     In April 1999, we issued 12,416 shares of Series A preferred stock for approximately $1.2 million. Additionally, we issued 700 shares of Series A preferred stock and paid $14,556 to two companies for services rendered in connection with the placement of the Series A preferred stock. As noted above the Series A preferred stock converts at a discount to market at an Initial Conversion Price calculated at closing. The conversion price is reset each anniversary date at the lower of 75% of the then calculated conversion price or 75% of the initial conversion price. At no time can the conversion price be reset lower than 75% of the initial conversion price. The Series A preferred stock accrues dividends at the rate of 10% per annum. In April 1999, we also issued 59,101 shares in lieu of $25,000 cash to an individual in accordance with an agreement signed previously in which he guaranteed up to $500,000 of our debt. Lastly, we issued 503,387 shares of common stock in a private placement at a price of $0.60 per share on April 13, 1999. For each share purchased the investors received a warrant entitling them to purchase an additional share at an exercise price of $0.70 per share for a period of one year. In conjunction with this private placement we issued 58,339 to two companies for services rendered in connection with the private placement of common stock.

     In July 1999 we issued 2,000 shares of Series B preferred stock for approximately $2 million. Additionally, we issued a warrant for 50,000 shares of common stock at an exercise price of $1.25 to the purchaser of the Series B preferred stock. We also issued a warrant for an additional 50,000 shares of common stock at an exercise price of $1.25 and paid $200,000 to a company as a finder's fee for introducing us to the investor. As noted in Note 8 the Series B preferred stock also converts to common stock at a discount to market at the lower of an initial conversion price or 78% of the five lowest closing bid prices of the ten days preceding conversion. The Series B preferred stock accrues dividends at the rate of 6% per annum. Subsequent To July 31, 1999, the Series B preferred stock was registered with the SEC in a Registration Statement on Form S-3 (File No. 333-84115) filed August 19, 1999.

     In our second and third quarter 10-Q's we noted additional sales of unregistered securities for additional Series A preferred stock, Series C preferred stock, Series D preferred stock and the conversion of certain notes. Further detail regarding these issuances can be found in the 2nd and 3rd quarter 10-Q's.

     A Registration Statement on Form S-3 (File No. 333-89683) on which we registered 2,076,001 shares of common stock was declared effective September 8, 2000. This common stock was issuable under the terms of our 6% Series C Cumulative Convertible Preferred Stock and our 6% Series D Cumulative Convertible Preferred Stock. We did not receive any of the proceeds of the sale of common stock registered on this Form S-3. We received $500,000 and $3,000,000 of proceeds upon the issuance of the Series C Preferred Stock in September 1999 and the Series D Preferred Stock in February 2000. We incurred expenses in connection with the issuance of the Series C and Series D Preferred Stock and the registration of the underlying common stock as follows (approximate amounts):


        Legal fees                  $25,000.00
        Registration fees             2,910.94
        Printing & Miscellaneous     13,500.00
                                    ----------
        Total                       $41,410.94

     A Registration Statement on Form S-3 (File No. 333-35846) on which we registered 3,227,845 shares of common stock was declared effective September 8, 2000. This common stock was issuable under the terms of our 10% Series A Cumulative Convertible Preferred Stock, $2.2 million of convertible notes plus accrued interest and the conversion of a note payable for approximately $440,000. We did not receive any of the proceeds of the sale of common stock registered on this Form S-3. We received $1,000,000, $2.2 million and $1,000,000 of proceeds upon the original issuance of the Series A Preferred Stock in February 2000, the convertible notes issued in March 1997 and the note payable issued in October 1997. We incurred expenses in connection with the issuance of the Series A Preferred Stock and the registration of the underlying common stock, of all the above shares, as follows (approximate amounts):

        Legal fees                  $25,000.00
        Registration fees             4,306.51
        Printing & Miscellaneous     10,500.00
                                    ----------
        Total                       $39,806.51


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


                                                            Years ended July 31,
                                                            --------------------
                                             1996        1997        1998        1999        2000
                                             ----        ----        ----        ----        ----
                                                  (In thousands of $, except per share data)
Consolidated Statement of Operations
Data:
Operating revenues:
  Postpaid services                        $10,807     $12,545     $13,858     $ 7,202     $ 3,623
  Integrated prepaid services                    -       1,421       5,774       5,424       5,949
  Network services                           2,614       1,698      13,362      19,250      24,729
  Internet e-commerce                           54         564       1,526       2,642       5,128
                                           -------     -------     -------     -------     -------
  Total operating revenues                  13,475      16,228      34,520      34,518      39,429
Operating expenses:
  Cost of services                          10,833      12,792      22,287      21,312      26,798
  Selling, general and administrative        3,876       6,312      12,853      12,652      14,884
  Bad debt                                     554         735       1,024       2,346         898
  Depreciation and amortization                281         591       1,822       3,248       4,681
                                           -------     -------     -------     -------    --------
  Total operating expenses                  15,544      20,430      37,986      39,558      47,261
  Loss from operations                      (2,069)     (4,202)     (3,466)     (5,040)     (7,832)
                                           -------     -------     -------     -------    --------
  Net loss                                 $(2,205)    $(4,695)    $(5,094)    $(7,591)   $(17,138)
                                           =======     =======     =======     =======    ========

Per share information:
  Net loss                                 $ (0.11)    $ (0.18)    $ (0.12)    $ (0.16)    $ (0.30)
                                           -------     -------     -------     -------     -------
  Weighted average common shares            19,928      26,807      41,093      47,467      56,851
  outstanding                              -------     -------     -------     -------     -------
Consolidated Balance Sheet Data:
  Working capital (deficit)                 $ (592)    $   195     $(5,687)    $(6,910)    $(5,251)
  Current assets                             1,789       5,989       5,683       5,059       5,441
  Total assets                               4,348      15,821      24,251      24,154      26,894
  Long-term obligations, including
  current portion                              604       3,912       8,303      10,168       6,750
  Total stockholders' equity                 1,629       6,936       7,087       6,137      10,561

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: Certain Statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Securities Act. See page 2 for additional factors relating to such statements.

     The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three fiscal years ended July 31, 1998, 1999, and 2000. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, fiscal 1998 or 1998 refers to the year ended July 31, 1998, fiscal 1999 or 1999 refers to the year ended July 31, 1999 and fiscal 2000 or 2000 refers to the year ended July 31, 2000.

General

     Our mission is to employ leading-edge technologies for delivery of exceptional telecommunication services to underserved Latino markets in the U.S. and Latin America emphasizing convenience, accessibility, quality, reliability, and affordability, while continually seeking to add value through new and
innovative products and services.   Utilizing a framework of licenses,
interconnection and service agreements, network facilities and retail distribution channels (hereinafter collectively referred to as the "framework"), we are primarily focused on capturing market share in the international telecommunications corridor between the United States and Mexico. Even with poor phone-line penetration, our research indicates that Mexico and the U.S. may exchange more international traffic than any other two countries in the world within the next two years. As the regulatory environments allow, we also plan to establish framework in other Latin American countries as well. In addition to facilities we own or operate in the U.S. and Mexico, we currently own or have rights to use facilities in and have strategic relationships with carriers in Costa Rica, El Salvador, and Guatemala.

     Utilizing the framework described above, we provide local, domestic long distance and international calls from our own public telephones and communication centers within Mexico, and provide similar services to some third party-owned casetas, public telephones and hotels in Mexico. Consumers visiting a Company-owned communication center or public telephone may dial directly to the desired party in exchange for cash payment, or can charge the call to a U.S. address (collect, person-to-person, etc.) or calling card, or to a U.S. dollar-denominated credit card with the assistance of an operator. In July 1998, we began providing domestic U.S. and international call services to Mexico to residential customers on a limited basis in the U.S. Callers may either pre-subscribe to our one-plus residential service, or dial around their pre-subscribed carrier by dialing 10-10-624, plus the area code and desired number. Where possible, these retail calls are transported over our own network infrastructure.

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

     We also own approximately 70% of GlobalSCAPE, Inc., which is rapidly becoming a leader in electronic commerce of top Internet-based software, utilizing the Web as an integral component of its development, marketing, distribution and customer relationship strategies. Utilizing CuteFTP as its flagship product, GlobalSCAPE's downloads for products increased from approximately 7.5 million for the year ended July 31, 1999 to approximately 11.2 million for the year ended July 31, 2000.

     As discussed in Note 12 to our consolidated financial statements we have determined that we have three reportable operating segments: 1) U.S Telco; 2) Mexico Telco; and 3) Internet e-commerce.

     Additionally, we have determined that our U.S. and Mexican subsidiaries should be reported as separate segments although many of our products are borderless and utilize the operations of entities in both the U.S. and Mexico. Both the U.S. Telco and Mexico Telco segments include revenues generated from Network Management Services and Direct Dial Services. For the three years presented, all of the call services revenues were generated by our U.S. Telco segment. GlobalSCAPE, Inc. and its operations are accounted for exclusively as a part of the Internet e-commerce operating segment.

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of July 31, 2000. Additionally, we have had recurring negative cash flows from operations with the exception of the three-month period ended January 31, 1998. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we expect improved results of operations and liquidity in the last
half of fiscal 2001.   However, we cannot assure you that this will be the case.

Results of Operations

     The following table sets forth certain items included in our results of operations in thousands of dollar amounts and as a percentage of total revenues for the years ended July 31, 1998, 1999 and 2000.

                                                                               Year Ended July 31,
                                                    ---------------------------------------------------------------------
                                                         1998                         1999                    2000
                                                    -----------------           ------------------       ----------------
                                                      $           %               $            %           $          %
                                                      -           -               -            -           -          -
Operating revenues
------------------
Network services
   Carrier                                            $10,047     29%             $14,123      41%         $22,191    57%
   Private Network                                      3,315     10%               5,127      15%           2,538     6%
Call Services
   Postpaid                                            13,858     40%               7,202      21%           3,623     9%
   Integrated Prepaid                                   5,774     17%               5,424      16%           5,949    15%

Internet e-commerce                                     1,526      4%               2,642       7%           5,128    13%
                                                    ---------                   ---------                 --------
Total operating revenues                               34,520    100%              34,518     100%          39,429   100%

Cost of services                                       22,287     65%              21,312      62%          26,798    68%
                                                    ---------                   ---------                 --------
Gross margin                                           12,233     35%              13,206      38%          12,631    32%

Selling, general and
  Administrative expenses                              12,853     37%              12,652      37%          14,884    38%

Bad debt expenses                                       1,024      3%               2,346       7%             898     2%

Depreciation and amortization                           1,822      5%               3,248       9%           4,681    12%
                                                    ---------                   ---------                 --------
Operating loss                                         (3,466)   -10%              (5,040)    -15%          (7,832)  -20%

Other, net                                             (1,628)    -5%              (1,696)     -5%          (2,221)   -5%
                                                    ---------                   ---------                 --------
Net loss                                               (5,094)   -15%              (6,736)    -20%         (10,053)  -25%

Less: preferred stock dividends                             -      0%                (855)     -2%          (7,085)  -18%
                                                    ---------                   ---------                 --------
Net loss to common shareholders                       $(5,094)   -15%             $(7,591)    -22%        $(17,138)  -43%
                                                    =========                   =========                 ========

Year ended July 31, 2000 Compared to Year Ended July 31, 1999

     Operating Revenues. Consolidated revenues for fiscal 2000 totaled $39.4 million, a 14% increase over fiscal 1999's amount of $34.5 million. Telco revenues (all revenues other than e-commerce) and e-commerce revenues generated by GlobalSCAPE each increased by approximately $2.4 million between years. During fiscal 2000, we continued to shift our focus away from certain services, such as Postpaid Call Services and Satellite-based Private Network services, toward others services, such as Carrier and Integrated Prepaid Services. This shifting of revenues has been the result of the changing face of the telecommunications market in Mexico since the demonopolization of Telmex on January 1, 1997, as well as regulatory and technological advances made by the Company. Prior to January 1997, limited avenues existed for callers to make calls from Mexico to the United States. The vast majority of the calls placed in Mexico had to be made from either a subscribed Telmex line, from a Telmex payphone on a prepaid basis, or on a postpaid basis by accessing a U.S.-based operator and billing the call on collect to a valid U.S. address, or to a valid dollar-denominated credit card. Almost all calls utilized the Telmex local and long distance network infrastructure. Because of the limited calling options available in Mexico at the time, the Company set up its own operator center and processed calls from its own phones and casetas, as well as locations owned by others, and did so at premium prices. During this same time frame, we also focused on selling satellite-based private networks in an effort to establish a satellite-based network infrastructure between the U.S. and Mexico, which we felt we would eventually utilize to carry our own international calls at some point and decrease our dependence on the more expensive Telmex network infrastructure.

     As of July 31, 2000, 19 long distance concessions had been granted to companies desiring to compete against the former Telmex monopoly. The entrance of these alternative long distance providers into the Mexican market has resulted in several changes, most notably more fiber optic capacity, particularly in the crystal triangle made up of Mexico City, Guadalajara and Monterrey; a steady increase in the calling options available within Mexico; and a decrease in the cost of long distance phone calls on both a retail and wholesale basis due to more competition. Callers now have a variety of ways to make calls from public telephones or cellular telephones, many of which are made on a prepaid basis at lower premiums than postpaid calls used to be. As a result of the decreasing volumes of postpaid calls generated and processed by the Company, and lower margin associated with those calls, the Company stopped providing these services to most non-owned locations, closed its operator center in November 1999 and began utilizing the services of third-party owned operator centers. As such, revenues generated from postpaid services declined from $7.2 million in fiscal 1999 to $3.6 million in fiscal 2000. During fiscal 2000, we processed approximately 50,000 calls from Mexico as compared to approximately 160,000 in fiscal 1999.

     Fiber optic lines installed during fiscal 2000 have also reduced satellite-based private network demand in Mexico, causing us to reduce our focus on selling satellite-based private networks within Mexico. Private network revenues declined from $5.1 million in fiscal 1999 to $2.5 million in fiscal 2000 due to the loss of customers upon expiration or termination of their contracts.

     In 1997, the Company acquired Sinfra, which owns licenses allowing the Company to transport traffic internationally on a packet-switched basis. Utilizing these licenses, the Company set up a satellite-based network between San Antonio, Texas and Monterrey and Mexico City, Mexico. The Company also leased fiber optic capacity between San Antonio, Dallas, Monterrey and Mexico City in July 1999. Together, these two networks represent the Company's fixed costs of operation today. Armed with this hybrid network, the Company has focused its efforts during the past two years on maintaining its retail presence of payphones and communications centers in Mexico, and adding third party traffic to its network between the U.S. and Mexico. As such, integrated prepaid traffic from its Mexican locations has remained relatively constant during the past three years, and the amount of wholesale carrier traffic transported by the Company has increased dramatically during this time frame. However, increased fiber optic capacity into the major metropolitan areas of Mexico has resulted in pricing pressures and much lower per-minute revenues for carrier services.
Large increases in volumes have resulted in comparatively smaller revenue increases, and lower margins on carrier services. While the number of minutes of carrier traffic processed by the Company increased by 146% from 78.6 million minutes in fiscal 1999 to 193.4 million minutes in fiscal 2000, revenues increased by only 57% from $14.1 million in fiscal 1999 to $22.2 million in fiscal 2000.

     All of the above revenues are included in our U.S. Telco results in Footnote 12 in the accompanying financial statements as external revenues with the exception of approximately $483,000 of private network service revenues and $535,000 of postpaid service revenues included in our external Mexico Telco results.

     Integrated prepaid service revenues, which are generated by calls processed by us without live or automated operator assistance, increased only slightly between years. A majority of these revenues, stated in U.S. dollars in the accompanying consolidated financial statements, are generated by calls processed by our public telephones and casetas in Mexico in exchange for immediate cash payment in pesos, the currency in Mexico. While the number of these calls and consequently the pesos collected increased slightly between years, those pesos converted into more U.S. dollars during fiscal 2000 as the average exchange rate between years went from 9.77 pesos to the dollar for fiscal 1999 to 9.50 pesos to the dollar for fiscal 2000. During fiscal 2000, we generated approximately $70,000 in revenues from the sale of other companies' services, primarily prepaid calling cards and prepaid cellular packages. These revenues, included in integrated prepaid, were generated in the U.S. and Mexico communication centers. With the exception of approximately $24,000 of retail service revenues included in our U.S. Telco results as external revenues, all of the above revenues are included in our Mexico Telco results.

     Revenues from GlobalSCAPE, Inc., our e-commerce subsidiary, increased by approximately $2.5 million or 94% between years. This growth was due primarily to the increased number of downloads and registrations of products between periods. Downloads and registrations grew from nearly 4.1 million and 93,000 in fiscal 1999 to approximately 10.8 million and 183,000 in fiscal 2000, respectively. The increase in downloads has resulted in a corresponding increase in our revenues as downloads serve as the primary driver of revenues in coming months as well as increasing the target audience for banner advertisements.

     Cost of Services. Cost of services increased approximately $5.5 million or 26% between years from $21.3 million in fiscal 1999 to $26.8 million in fiscal 2000, and increased as a percentage of revenues from 62% to 68%. The increase in cost of services was principally attributable to the increased volume of carrier service business. The shift toward prepaid services away from postpaid services, which historically were sold at high premiums, in Mexico has also contributed to lower margins. Our carrier services business is exclusively accounted for in our U.S. Telco segment. Carrier services revenues increased from 41% to 57% of overall corporate revenues, period to period. During this timeframe, variable and fixed costs associated with the Company's carrier services business increased, causing margins to decrease. This resultant change in our traffic mix was the primary contributor to an increase in the combined telco operations cost of services from 66% to 78% from fiscal 1999 to fiscal 2000. As long as wholesale carrier services comprise a large percentage of our revenues, the trend of decreasing margins as a percentage of revenues will continue unless the Company is able to negotiate lower costs with its underlying carriers in Mexico, or is able to extend its network under its long distance concession to decrease its reliance on the underlying carriers. As such, we continue to desire to produce retail growth, with a desired ultimate retail/wholesale mix of 70% retail and 30% wholesale. We cannot estimate when we will be able to achieve this desired mix.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased 18%, or approximately $2.2 million from fiscal 1999 to fiscal 2000.
As a percentage of revenue, these expenses increased slightly from 37% to 38%. The increase in SG&A was primarily due to added costs incurred by GlobalSCAPE to support the introduction of new products into the market, professional fees related to SEC filings at both GlobalSCAPE and the Company, and personnel growth within GlobalSCAPE as it prepared to spin-off from ATSI. GlobalSCAPE's increase in SG&A costs from fiscal 1999 to fiscal 2000 was approximately $1.5 million. SG&A costs associated with our telco businesses increased approximately $748,000 between periods. The increase is attributable to the opening of communication centers in the U.S., costs related to our American Stock Exchange listing in February 2000, professional fees related to SEC filings and merger and acquisition services, and rent expense as a result of moving the corporate location. These costs have been included in the SG&A expenses of our U.S. Telco segment. Non-cash expenses, related to our option plans, decreased from approximately $545,00 in fiscal 1999 to $346,000 in fiscal 2000.

     Bad Debt Expense. Bad Debt Expense significantly decreased from fiscal 1999 to fiscal 2000 by approximately $1.4 million. In the fourth quarter of fiscal 1999, we incurred approximately $1.5 million of bad debt expense through the establishment of reserves related to specific wholesale and private network customers.

     Depreciation and Amortization. Depreciation and amortization rose approximately $1.4 million, or 44%, and rose as a percentage of revenues from 9% to 12% between years. The increased depreciation and amortization is attributable to an approximate $2.0 million increase in fixed assets between years as well as increased amortization related to acquisition costs, trademarks and goodwill. The Company also began providing additional depreciation expense as a result of a change in accounting estimate for useful lives within its Mexican subsidiaries. Additionally, the Company fully depreciated approximately $165,000 of our fixed assets for which we believe there are no associated future benefits.

     Operating Loss. Our operating loss increased approximately $2.8 million from 1999 due primarily due to increased cost of services as both a percentage and in actual dollars, increased SG&A and increased depreciation and amortization, all of which were discussed above.

     Other Income(expense). Other income (expense) increased approximately $525,000 between years. This increase was principally attributable to additional debt discount expense associated with the Company's conversion of convertible notes and a note payable during fiscal 2000. Other increases in interest expense are a result of increased indebtedness and capital leases.

     Preferred Stock Dividends. During fiscal 2000, we recorded approximately $7.1 million of non-cash expense related to cumulative convertible preferred stock. In addition to cumulative dividends on our Series A, Series B, Series C, and Series D Preferred Stock, which are accrued at 10%, 6%, 6%, and 6%, respectively, we have recorded approximately $6.7 million related to the discount or "beneficial conversion feature" associated with our various preferred stock issuances. Accounting rules call for us to amortize as a discount the difference between the market price and the most beneficial conversion price to the holder over the lesser of the period most beneficial to the holder or upon exercise of the conversion feature. Due to increases in our stock price at the time such issuances occurred this "beneficial conversion feature" has in some instances been substantial. The period over which this amortization is recorded ranges from immediately for our Series D Preferred Stock to one year for our various Series A Preferred Stock issuances. The proceeds of the preferred stock issuances during fiscal 2000 were approximately $5.7 million. As of July 31, 2000, we had approximately $335,000 of discount recorded related to the beneficial conversion features of our Series A Preferred Stock issued in December 1999 which will be amortized over the next four months.

     Net income (loss.) Net loss increased from approximately $7.6 million to $17.1 million between years. The increase in net loss was due primarily to increased cost of services as a percentage of revenues, increased SG&A expense, increased depreciation and amortization and increased preferred stock dividend expense between years.

Year ended July 31, 1999 Compared to Year Ended July 31, 1998

     Operating Revenues. Operating revenues were relatively flat between fiscal 1999 and fiscal 1998, due primarily to the decline in postpaid services, which was offset by the growth in carrier services, private network and Internet e-commerce services.

     Network services, which includes both retail and wholesale transport services, increased 44%, or $5.9 million, from 1998 to 1999. Carrier service revenues derived from the wholesale transport of traffic for U.S.-based carriers increased as we processed approximately 78.6 million minutes in 1999 as compared to 46.1 million minutes in 1998. The 70% increase in minutes did not result in a proportional increase in revenues as competitive and other market factors caused our revenue per minute to decline from period to period. Our fourth quarter 1998 agreement with Satelites Mexicanos, S.A. de C.V., or ("SATMEX"), allowed us to secure and resell additional bandwidth capacity. This increased capacity and flexibility allowed us to increase billings to existing corporate clients who previously dealt with SATMEX directly and to add additional retail corporate clients more quickly. All of the above revenues are included in our U.S. Telco results in Footnote 12 in the accompanying financial statements as external revenues with the exception of approximately $467,000 of private network revenues included in our external Mexico Telco results.

     Postpaid service revenues decreased approximately $6.7 million, or 48%, between fiscal 1998 and fiscal 1999. This decline is principally attributable to our strategy of focusing on providing international call services from our own payphones and communication centers (casetas). In July 1998, we ceased providing call services for third-party owned payphones and hotels in the U.S., Jamaica and the Dominican Republic and decreased the level of services provided to third-party owned telephones and hotels in Mexico, as these services did not utilize our core business and the costs associated with further provision of services did not justify keeping the business. During fiscal 1999, we processed approximately 160,000 calls from Mexico as compared to approximately 314,000 for the same period in 1998 and no calls for third-party owned telephones and hotels in the U.S., Jamaica and the Dominican Republic as compared to approximately 350,000 calls in 1998. All of the above revenue is included in our U.S. Telco results in Footnote 12 in the accompanying consolidated financial statements with the exception of approximately $465,000 of postpaid service revenues included in our Mexico Telco results.

     Integrated prepaid service revenues, which are generated by calls processed by us without live or automated operator assistance, declined approximately $350,000, or 6% between years. A majority of these revenues, stated in U.S. dollars in the accompanying consolidated financial statements are generated by calls processed by our public telephones and casetas in Mexico in exchange for immediate cash payment in pesos. While the number of these calls and consequently the pesos collected increased between years, those pesos converted into fewer U.S. dollars as the average exchange rate between years went from
8.33 pesos to the dollar for fiscal 1998 to 9.77 pesos to the dollar for fiscal 1999. All of the above revenues are included in our Mexico Telco results.

     Revenues from GlobalSCAPE increased approximately $1.1 million or 73% between years. GlobalSCAPE's purchase of the rights to the source code of CuteFTP, its flagship product in January 1999, resulted in an enhanced version of CuteFTP which increased the number of downloads and subsequent purchases. Additionally, GlobalSCAPE began using its Internet presence to produce ad revenues in the fourth quarter of 1999.

     Cost of Services. Cost of services decreased approximately $975,000, or 4% between years, and decreased as a percentage of revenues from 65% to 62%. The decline in cost of services between years was primarily a result of the contributions of GlobalSCAPE. Prior to GlobalSCAPE's purchase of CuteFTP, it was obligated to pay royalties to CuteFTP's original author for the right to sell and distribute CuteFTP. The purchase of the source code eliminated such royalty fees and improved GlobalSCAPE's and ATSI's gross margins. Gross margins for our combined telco operations remained flat at 34% between years, in spite of intense market pressures in our wholesale network transport services, which is accounted for in our U.S. Telco segment. By eliminating and reducing certain call services, such as those offered to third-party owned payphones and hotels in the U.S., Jamaica, the Dominican Republic and Mexico, which did not fully utilize our own network infrastructure, we were able to move toward vertical integration of our services and operations and maximize our gross margins using our own network where possible. As noted previously a majority of our postpaid call services products are accounted for in our U.S. Telco segment.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased 2%, or approximately $200,000 between years, as we did not incur expenses incurred in the prior year associated with the exchange of shares between ATSI-Canada and ATSI-Delaware. As a percentage of revenue, these expenses remained flat at 37%. We had anticipated that these expenses would decline as a percentage of revenues, but they did not do so as a result of the delay of fiber capacity available to us.

In the fourth quarter of 1999, we began to further integrate our two primary operating subsidiaries in our Mexico Telco segment, Computel and ATSI-Mexico, as we continued to seek ways to lower our SG&A expenses. Net of non-cash expenses, related to our option plans, SG&A expenses decreased approximately $300,000.

     Bad Debt Expense. Bad debt expense increased $1.3 million from fiscal 1998 to fiscal 1999. During the fourth quarter of 1999, we established specific bad debt reserves of approximately $1.5 million related to retail and wholesale transport of network management services. While we have reserved for these customers, we are actively pursuing collection of amounts owed including legal proceedings specifically related to approximately $1.2 million of the accounts reserved. Excluding these specific reserves, bad debt expense declined both as a % of revenues and in actual dollars between years.

     Depreciation and Amortization. Depreciation and amortization rose approximately $1.4 million, or 78%, and rose as a percentage of revenues from 5% to 9% between years. The increased depreciation and amortization is attributable to an approximate $2.4 million increase in fixed assets between years as well as increased amortization related to acquisition costs, trademarks and goodwill. The majority of the assets purchased consisted of equipment which added capacity to our existing international network infrastructure including the Network Technologies (N.E.T.) equipment purchased in December 1998 and our new Nortel DMS 250/300 International Gateway switch purchased in January 1999.

     Operating Loss. Our operating loss increased $1.6 million from 1998 primarily due to increased depreciation and amortization and increased bad debt expense which more than offset the improvements in gross margin dollars produced from 1998 to 1999.

     Other Income (expense). Other income (expense) decreased approximately $70,000 between years. This decrease was principally attributable to the increase in interest expense from approximately $1.6 million for 1998 to approximately $1.7 million for 1999.

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

     Network services increased 687% from $1.7 million in 1997 to $13.4 million in 1998. The majority of this growth was due to the amount of wholesale network services provided to other carriers seeking transmission facilities or additional capacity for their services. We began providing these services in October 1997, and produced approximately $10 million in revenues from this service during 1998. All of the above revenues are included as external revenues in our U.S. Telco results in the accompanying financial statements with the exception of approximately $197,000 included as private network revenues in our Mexico Telco results.

     Postpaid service revenues increased approximately $1.3 million, or 10%, primarily due to growth in our customer base in Mexico that produces calls to the United States from hotels, public telephones and casetas. As a result of the installation of public telephones, the implementation of a direct sales strategy, and the purchase of Computel in August 1997, we processed approximately 314,000 international calls originating in Mexico during fiscal 1998. This compares to approximately 200,000 calls processed the year before. This increase in international calls from Mexico was offset to a large extent by a decrease in domestic and international operator-assisted calls originating in the United States and Jamaica. During 1998, we de-emphasized these services due to relatively lower profit margins on this business. On July 16, 1998, we ceased providing these services altogether. Revenues from these services decreased from approximately $3.9 million in 1997 to approximately $2.9 million in 1998. We do not anticipate producing significant revenues from such services, if any, during fiscal 1999. With the exception of approximately $327,000 of revenues included in Mexico Telco results, all of the remaining revenues are included as external revenues in our U.S. Telco results.

     Integrated prepaid services, calls processed in exchange for cash without utilizing our operator center in San Antonio, Texas, increased 306% from approximately $1.4 million in fiscal 1997 to approximately $5.8 million in fiscal 1998. This increase was primarily due to the acquisition in May and August 1997 of Computel, the largest private caseta operator in Mexico. We also began processing local and domestic long distance calls within Mexico during the latter half of 1997 from our own intelligent payphones installed in resort areas of Mexico. These calls are made by depositing coins (pesos or quarters) in our phones to initiate service. All of the above revenues are included in our Mexico Telco results.

     Cost of Services. Cost of services increased approximately $9.5 million, or 74% between years, but decreased as a percentage of revenues from 79% to 65%. The increase in cost of services is attributable to the increased volume of business handled by us during 1998, as discussed above, primarily in our carrier services product which is accounted for in our U.S. Telco segment. The improvement in our gross profit margin resulted from the change in the mix of services we provided during 1998 as described above, and our continuing efforts to decrease costs subsequent to the demonopolization of Telmex, which took place January 1, 1997. Subsequent to Telmex's demonopolization, we were able to negotiate with newly concessioned carriers in Mexico to transport our calls originating and terminating in Mexico, which has lowered the associated per minute rate to carry those calls. Additionally, we were one of the first four companies to receive a public payphone comercializadora license from the SCT in February 1997, which has allowed us to provide local, domestic and international calls from public telephones in Mexico. In November 1997, we purchased the customer base of Comunicaciones del Caribe, S.A. de C.V., an independent marketing representative in the Cancun/Cozumel area of Mexico which did not have a comercializadora license, and which had been utilizing our operator center for processing international calls. By purchasing the customer base, we were able to eliminate a layer of expense associated with the traffic and effectively lower our overall commission rate paid to public telephone location owners in Mexico. We have also improved our gross margin by utilizing our own existing satellite network infrastructure and licenses to provide network services to other carriers seeking transmission facilities or extra capacity for their own services.

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

     Depreciation and Amortization. Depreciation and amortization rose approximately $1.2 million, or 208%, and rose as a percentage of revenues from 4% to 5% between years. From July 31, 1997 through July 31, 1998, we acquired approximately $7.9 million in equipment. Approximately $4.6 million of these assets were acquired through capital lease arrangements. The majority of the assets consisted of equipment that added capacity to our existing international network infrastructure and intelligent coin telephones that were installed in Mexico. Approximately $1.4 million in fixed assets were acquired subsequent to July 31, 1997 with the acquisition of Computel. We also recorded $2.8 million of goodwill during 1998 associated with the purchase of Computel, which is being amortized over a forty-year period.

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

     Because the Company has not been producing positive cash flows from operations, it is still reliant on outside debt and/or equity sources to fund its past and current operations, as well as its near term growth. Although the Company signed a $10.0 million funding commitment in October 2000 and immediately received $2.5 million in cash proceeds, the Company must achieve certain objectives, some of which are not in its direct control, in order to receive the remaining $7.5 million. One of the terms to be met is a $5 million equity investment by a second investor, acceptable to the first investor. The first investor also has the right to invest up to an additional $8.0 million during the term of the agreement. In summary, even though the Company has received only $2.5 million to date, total cash proceeds under the arrangement, ignoring warrants awarded as part of the arrangement, could reach $23.0 million. Company management is optimistic that additional funding will take place under the arrangement as objectives are met. However, we cannot assure you that we will receive any of the funds beyond the original $2.5 million in proceeds.

     Because of the uncertainties regarding the Company's current funding arrangement, as well as the current status of the public equities markets, particularly in regards to telecommunications companies, the Company has developed a business plan through January 31, 2001 designed to preserve cash balances. Subsequent to July 31, 2000, the Company has reduced the number of employees in both the U.S. and Mexico in an effort to minimize cash outflows for the near term. The majority of revenues under this plan will come from the future sale of wholesale carrier services.

     As mentioned earlier, the Company is also evaluating the speed and the extent to which it will extend its network infrastructure in Mexico under its long distance concession. If additional cash inflows are not received under the current funding arrangement described above, or from alternative sources, the buildout will be limited. However, the Company has ordered equipment which will enable it to expand its available capacity to carry both retail and wholesale carrier traffic. Although margins on carrier traffic have continued to decline subsequent to July 31, 2000, as of November 2000 the Company has been able to negotiate lower rates with its underlying carriers in Mexico in order to reduce its cost of operating. Management is optimistic that this will enable it to enhance margins in the near term and thereby produce additional cash flows from operations. Additionally, under its long distance concession, the Company should be able to reduce its dependence over time on underlying carriers, and lower its costs by interconnecting directly to local service providers in Mexico. Mexican regulators recently announced that these interconnection rates will be lowered by more than 60% in calendar 2001. We cannot assure you that we will be able to sell any, or additional carrier services minutes at higher margins in the future.

     The Company also anticipates that Genesis, based on historical results and current predictions, will produce positive cash flows from operations after
being acquired by the Company.   Near term growth of the Company's retail
services offerings is, in large part, contingent upon the closing of the acquisition of Genesis.

Liquidity and Capital Resources

     Because we did not produce sufficient gross margin dollars to cover our selling, general and administrative costs, we generated negative cash flows from operations during fiscal 2000 of approximately $4.7 million. The amount of cash used in our operations is a result of the net loss incurred during the period, the timing of cash receipts from our customers, as well as activities related to payments to vendors. We have historically operated with negative cash flows and have sought to fund those losses and deficits by completing private equity placements.

     For fiscal 2000, our net loss, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation and the provision for losses on accounts receivable) was approximately $3.7 million. Management of the operating assets and liabilities, which consists mainly of collections on accounts receivable and payments made on outstanding payables and accrued liabilities, produced negative cash flows of approximately $1.0 million, resulting in the negative cash flows for the period of $4.7 million. Although we have produced negative earnings before interest, taxes, depreciation and amortization ("EBITDA") of approximately $3.2 million during the year ended July 31, 2000, cash raised from private equity issuances (discussed below) has allowed us to reduce our combined accounts payable/accrued liabilities balance by approximately $1.1 million between July 31, 1999 and July 31, 2000.

     Until we are able to produce positive cash flows from operations on a recurring basis, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service its debt requirements, or to purchase equipment to be used in the growth of our business. Until then, our operating activities may result in net cash being used, or provided, regardless of our income statement results. As noted in this Form 10-K we have not always paid all of our suppliers on time. Some of these suppliers are critical to our operations. These suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future. Our ability to continue to make payments to these suppliers is dependent on our ability to continue to raise additional capital and improve our cash flows from operations.

     During the year ended July 31, 2000, we received cash proceeds, net of issuance costs, of $5.7 million from the issuance of preferred stock, and $4.9 million from the issuance of common stock as a result of warrant and option
exercises.   These funds were used to pay down outstanding payables balances, to make payments on our debt and capital lease obligations, and to purchase approximately $2.0 million in equipment, including furniture, equipment and leasehold improvements associated with both ATSI and GlobalSCAPE's moves to new office space during fiscal 2000. Additionally, in January 31, 2000, we converted approximately $2.9 million in outstanding notes and accrued interest which had been classified as a current liability into common stock of the Company. The net result of our operating, investing and financing activities was an increase in cash during the period of $1.2 million and negative working capital at July 31, 2000 of approximately $5.3 million. This represents a $1.6 million improvement over our working capital deficit of $6.9 million at July 31, 1999.

     Our current liabilities as of July 31, 2000 were approximately $10.7 million. Included in our current obligations, are notes payable and convertible debt of approximately $833,000, $500,000 of which was originally due October 31, 2000 but has been extended an additional 30 days. Additionally, we have approximately $3.4 million of current capital leases and approximately $6.3 million of accounts payable and accrued liabilities. Until we are able to produce positive cash flows from operations in an amount sufficient to meet our debt service and capital expenditure requirements, we must be able to access debt and/or equity capital to assist us in doing so, although no assurance may be given that it will be able to do so.

     As of July 31, 2000, we were in default of financial covenants related to revenues, gross margins and EBITDA with NTFC Capital Corporation, which provided a long-term capital lease of approximately $2.0 million for our international gateway switch in Dallas, Texas. We have requested and received a waiver of those requirements as of that date. Based upon our results before and after the period ended July 31, 2000, we will most likely be in default of these same covenants at the end of our next fiscal quarter October 31, 2000. As such, we have requested that NTFC review our current business plan, including expected results and capital requirements, in order to re-set the financial covenants applicable to its capital lease obligation and prevent events of default from occurring on a quarterly basis going forward. Based on discussions with NTFC, management believes it is probable that NTFC will re-set the financial covenants after it has completed its review of this information. As of July 31, 2000, we have classified the entire obligation due as a current liability in the accompanying financial statements.

     On October 2000, we issued 2,500 shares of Series E Preferred Stock resulting in cash proceeds of approximately $2.5 million. Subject to the satisfaction of certain conditions, we may issue an additional 7,500 shares of Series E Preferred Stock resulting in additional cash proceeds of approximately $7.5 million. We cannot assure you that we will be able to fulfill the outstanding conditions and receive the additional $7.5 million of cash proceeds. The terms of the Series E Preferred Stock are very similar to that of our Series B, C and D Preferred Stock and are explained in more detail in footnote 8 of the Notes to Consolidated Financial Statements. The terms of the series E preferred stock and the related warrants include many potentially adverse effects for us and our shareholders as described in the Risk Factors section of this Form 10-K. However, as described in our risk factor captioned, "If we do not raise additional capital, we may go out of business," we are not able to raise funds on terms as favorable as those available to profitable companies. At the time these issuances were made, we needed funds to continue operations and were not able to find financing on more favorable terms. Our board of directors believed it to be in the best interest of the shareholders to raise the funds needed to continue operations.

     In the near term, we must continue to manage our costs of providing services and overhead costs as we begin focusing on optimizing use of our network. In July 2000, we announced that we had acquired a Mexican company which holds a long distance concession license in that country, which we believe will eventually allow us to significantly reduce our cost of transporting services. The terms of the agreement called for us and our Mexican affiliates to purchase 100% of the stock of Grupo Intelcom de Mexico, S.A. de C.V. from Alfonso Torres Roqueni (a 51% stockholder) and COMSAT Mexico, S.A. de C.V. (a 49% stockholder) for a total purchase price of approximately $4,176,000 consisting of $755,000 in cash, $500,000 in the form of a note payable, which was paid off prior to July 31, 2000, 400,000 shares of our common stock and 100,000 warrants at $6.00 for a period of three years. At July 31, 2000, Grupo Intelcom had total assets of approximately $10,000 and a net loss for the seven months ending July 31, 2000 of approximately $8,000. In order for us to significantly reduce costs with the concession, we will need to purchase a significant amount of hardware and software, allowing us to expand and operate our own network in Mexico. This expansion of our network will allow us to reduce our origination and termination costs through the elimination of interconnection costs we currently pay to other concessionaires. We are evaluating the speed, and the extent, of our planned network buildout in an effort not to overextend ourselves financially. Operationally, we can choose how and where to extend our network into niche areas with proven demand for services to provide the best impact on our financial condition, cash flows and earnings.

     We believe that these capital expenditures may approximate up to $60 million over a five-year period. We will likely need to raise these funds through additional debt and/or equity capital.

     On April 14, 2000, in anticipation of these and future funding requirements, and to meet our current cash flow needs, we signed an agreement with a private equity fund, under which the fund agreed to purchase up to 5,000,000 shares of our common stock over an eighteen-month period at 92% of the market price for our common stock at the time of purchase. We have no initial commitment to draw on the facility, but may do so based upon average trading volumes on an as-needed basis as often as every twenty days, subject to certain restrictions. If we use this facility we must issue the investor warrants for 1,500 shares of common stock for every $100,000 that is invested at an exercise price of 120% of the average of the five closing sale prices preceding the date of the investment, and an additional 1,000 warrants per $100,000 invested as a finder's fee on the same terms. The amount of funds to be generated under the facility for us will depend on the price of ATSI's common stock at the time each draw is executed. Before we can draw on the facility, any shares to be issued under the facility must be registered with the Securities and Exchange Commission. As of November 1, 2000, no registration statement had been filed to do so.

     As planned, we continued to shift our focus during the year away from traffic generated outside of our core market of Mexico, and focused on generating and transporting traffic over our own international network infrastructure in order to produce better cash flow results. The result was an increase in wholesale network transport traffic flowing over our network. Overall, network services contributed approximately 63% of overall corporate revenues during the year. We continue to experience market pressures on our carrier services business. In order to produce better cash flows, we must focus on keeping our international network between Mexico and the U.S. optimally utilized with a blend of retail and wholesale traffic. However, we anticipate that pricing pressures will continue in our wholesale transport market, so it will focus our efforts on implementing a retail strategy which targets the growing and underserved Latino markets in both the U.S. and Mexico. Although management does not expect improved results from this effort until the latter stages of fiscal 2000, it believes that our retail strategy combined with the deployment of leading edge technology for communications transport will ultimately bring about improved profitability and sustainable growth in the future.

     Consistent with our shift towards a more retail-oriented strategy, on June 14, 2000, we announced that we signed a definitive agreement to acquire privately held San Diego, California-based Genesis Communications International, Inc. ("Genesis") in exchange for approximately $37.3 million in shares of ATSI common stock. Closing of the transaction is contingent upon, among other things, required U.S. regulatory approval and approval by the Genesis shareholders. In accordance with the agreement, the number of shares to be issued upon consummation of the transaction will vary depending on the average of the closing price of our common stock for the ten days preceding closing, between an agreed range of approximately 4.7 million to 9.6 million shares.

     Over the past five years, Genesis has successfully penetrated the Latino markets in the United States and has captured a customer base consisting of 65,000 long distance customers and 10,000 local service customers. Genesis is certified as an inter-exchange carrier ("IXC") in California, Colorado, New Jersey, Nevada, New Mexico, Oregon, Illinois, Florida, New York, Utah and Texas. Genesis is also certified as a local exchange carrier ("CLEC") in California, Arizona, Nevada, New Mexico, New Jersey, Oregon, Florida, New York and Texas. For the year ended December 31, 1999, Genesis produced revenues of approximately $24.1 million, EBITDA of approximately $1.6 million and net income before taxes
of approximately $570,000.   Through July 31, 2000, Genesis has continued to
produce positive EBITDA. We cannot assure that it will continue to produce positive EBITDA. Based on Genesis's historical performance, ATSI management believes that, if the transaction is consummated, the acquisition of Genesis will enhance our cash flows and will be accretive to earnings.

     Going forward, the Company hopes to improve its performance during the next year primarily by consolidating the Genesis customer base and operations in the U.S. with its own Mexico-based retail customer base and operations, and by extending its own network between its customers utilizing its long distance concession in order to better control its costs of doing business. The Company would also like to increase and integrate its service offerings on a retail basis on both sides of the U.S.-Mexico border. However, neither of these objectives can be satisfied fully in the near term without first closing on the Genesis transaction.

     On September 12, 2000, we completed the distribution of a portion of our ownership in our wholly owned subsidiary GlobalSCAPE to our shareholders. The distribution was part of a previously announced plan to distribute or spin-off a portion of our ownership in GlobalSCAPE contemporaneously with a public offering of GlobalSCAPE, in order to raise funds for GlobalSCAPE's growth and ATSI's general corporate purposes. GlobalSCAPE and ATSI decided not to make a public offering of GlobalSCAPE common stock contemporaneously with the distribution in light of current market conditions. We are still evaluating different ways to potentially benefit financially by giving up some, or all of our current ownership in GlobalSCAPE. Because GlobalSCAPE currently contributes significantly to our consolidated EBITDA results, we expect our consolidated operating and cash flow results to decline after the distribution and offering, if one is made.

Inflation/Foreign Currency

     Inflation has not had a significant impact on our operations. With the exception of integrated prepaid services from our communication centers and coin operated public telephones, almost all of our revenues are generated and collected in U.S. dollars. Services from our casetas and public telephones are generally provided on a "sent-paid" basis at the time of the call in exchange for cash payment, so we do not maintain receivables on our books that are denominated in pesos. In an effort to reduce foreign currency risk, we attempt to convert pesos collected to U.S. dollars quickly and attempt to maintain minimal cash balances denominated in pesos. Some expenses related to certain services provided by us are incurred in foreign currencies, primarily Mexican pesos. The devaluation of the Mexican peso over the past several years has not had a material adverse effect on our financial condition or operating results.

Seasonality

     Although it is not a significant portion of our overall revenues our postpaid services revenues are typically higher on a per phone basis during January through July, the peak tourism months in Mexico.

Year 2000 Compliance

     Prior to January 1, 2000 we initiated a program to identify and address issues associated with the ability of our date-sensitive information, telephony and business systems to properly recognize the year 2000 in order to avoid interruption of the operation of these systems at the turn of the century. We expended approximately $100,000 in our efforts to ensure readiness for year 2000 issues. As of October 31, 2000, we have experienced no problems associated with Year 2000 issues, that have caused a disruption in our normal business operations, within our internal systems or the systems of our external vendors or customers.

Market Risk

     We are subject to several market risks. Specifically, we face commodity price risks, equity price risks and foreign currency exchange risk.

     Commodity Price Risk
     --------------------

     Certain of our businesses, namely wholesale carrier services, operate in an extremely price sensitive environment. The wholesale business over the past twelve months has seen significant reductions in the price per minute charged for transporting minutes of traffic. While we have been able to withstand these pricing pressures, certain of our competitors are much larger and better positioned to continue to withstand these price reductions. Our ability to further absorb these price reductions may be dependent on our ability to further reduce our costs of transporting these minutes.

     Equity Price Risks
     ------------------

     Until such time as we are able to consistently produce positive cash flows from operations, we will be dependent on our ability to continue to access debt and equity sources of capital. While recent history has shown us capable of raising equity sources of capital; future equity financings and the terms of those financings will be largely dependent on our stock price, our operations and the future dilution to our shareholders.

     Foreign Currency Exchange Risk
     ------------------------------

     We face two distinct risks related to foreign currency exchange risk; transaction risk and translation risk.

     As previously discussed under the caption "Inflation", we face risks related to certain of our revenue streams, namely, integrated prepaid services from our own Mexican communication centers and payphones and the transacting of business in pesos as opposed to U.S. dollars. Historically, we have been able to minimize foreign currency exchange risk by converting from pesos to U.S. dollars quickly and by maintaining minimal cash balances denominated in pesos. As we grow our retail business in Mexico it is likely that we will face increasing foreign currency transaction risks.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Consolidated Financial Statements of American TeleSource International, Inc. and Subsidiaries

Report of Independent Public Accountants..........................................................  49

Consolidated Balance Sheets as of July 31, 1999 and 2000..........................................  50

Consolidated Statements of Operations for the Years Ended July 31, 1998, 1999 and 2000............  51

Consolidated Statements of Comprehensive Loss for the Years Ended July 31, 1998,
1999 and 2000.....................................................................................  52

Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 1998, 1999 and 2000..  53

Consolidated Statements of Cash Flows for the Years Ended July 31, 1998, 1999 and 2000............  54

Notes to Consolidated Financial Statements........................................................  55

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To American TeleSource International, Inc.:


We have audited the accompanying consolidated balance sheets of American TeleSource International, Inc. (a Delaware corporation) and subsidiaries (the Company) as of July 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended July 31, 1998, 1999 and 2000. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American TeleSource International, Inc. and subsidiaries as of July 31, 1999 and 2000, and the results of their operations and their cash flows for the years ended July 31, 1998, 1999 and 2000, in conformity with accounting principles generally accepted in the United States.

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


San Antonio, Texas
September 29, 2000

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)

                                                                                                         July 31,
                                                                                           --------------------------------------
                                                                                               1999                    2000
                                                                                           --------------         ---------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                                       $    379                $  1,550
 Accounts receivable, net of allowance of $1,600 and $757, respectively                             3,693                   3,186
 Inventory                                                                                              -                      74
 Prepaid expenses and other                                                                           987                     631
                                                                                           --------------         ---------------
     Total current assets                                                                           5,059                   5,441
                                                                                           --------------         ---------------

PROPERTY AND EQUIPMENT (At cost):                                                                  16,669                  19,388
 Less - Accumulated depreciation                                                                   (4,713)                 (8,330)
                                                                                           --------------         ---------------
     Net property and equipment                                                                    11,956                  11,058
                                                                                           --------------         ---------------

OTHER ASSETS, net:
 Goodwill, net                                                                                      5,032                   4,901
 Concession license, net                                                                                -                   4,422
 Contracts, net                                                                                       703                       -
 Trademarks, net                                                                                      789                     570
 Other assets                                                                                         615                     502
                                                                                           --------------         ---------------
     Total assets                                                                                $ 24,154                $ 26,894
                                                                                           ==============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                                $  4,164                $  3,931
 Accrued liabilities                                                                                2,849                   2,350
 Current portion of notes payable                                                                   1,351                     544
 Current portion of convertible long-term debt                                                      1,942                     289
 Current portion of obligations under capital leases                                                1,430                   3,411
 Deferred revenue                                                                                     233                     167
                                                                                           --------------         ---------------
     Total current liabilities                                                                     11,969                  10,692
                                                                                           --------------         ---------------

LONG-TERM LIABILITIES:
 Notes payable, less current portion                                                                  312                       -
 Obligations under capital leases, less current portion                                             5,523                   2,506
 Other                                                                                                213                      56
                                                                                           --------------         ---------------
     Total long-term liabilities                                                                    6,048                   2,562
                                                                                           --------------         ---------------

COMMITMENTS AND CONTINGENCIES:

REDEEMABLE PREFERRED STOCK
 Series D Cumulative Convertible Preferred Stock, 3,000 shares authorized, no shares issued and outstanding at July 31, 1999, 3,000 shares issued and outstanding at
    July 31, 2000, carrying value of $3,079,000, mandatory redemption value of $4,680,000               -                   3,079
STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized, Series A
    Cumulative Convertible Preferred Stock, 50,000 shares authorized, 24,145 shares issued and outstanding at July 31, 1999 and 2,425 issued and
      outstanding at July 31, 2000                                                                      -                       -
    Series B Cumulative Convertible Preferred Stock, 2,000 shares authorized, 2,000 shares issued and outstanding at July 31, 1999;
      no shares issued and outstanding at July 31, 2000                                                 -                       -
 Common stock, $0.001 par value, 100,000,000 shares authorized,
      48,685,287 issued and outstanding at July 31, 1999
      67,408,979 issued and outstanding at July 31, 2000                                               49                      67
 Additional paid in capital                                                                        29,399                  51,625
 Accumulated deficit                                                                              (21,987)                (39,125)
 Notes issued to officers                                                                               -                  (1,108)
 Other comprehensive loss                                                                            (858)                   (779)
 Deferred compensation                                                                               (466)                   (119)
                                                                                           --------------         ---------------
     Total stockholders' equity                                                                     6,137                  10,561
                                                                                           --------------         ---------------

     Total liabilities and stockholders' equity                                                  $ 24,154                $ 26,894
                                                                                           ==============         ===============

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                                                       For the Years Ended July 31,
                                                                                1998               1999                  2000
                                                                            --------------     -------------          ----------
OPERATING REVENUES:
  Network Services
         Carrier                                                                  $ 10,047         $  14,123          $   22,191
         Private Network                                                             3,315               5,127             2,538
  Call services
         Integrated Prepaid                                                          5,774               5,424             5,949
         Postpaid                                                                   13,858               7,202             3,623
  Internet e-commerce                                                                1,526               2,642             5,128
                                                                             -------------         -----------       -----------
     Total operating revenues                                                       34,520              34,518            39,429
                                                                             -------------         -----------       -----------

OPERATING EXPENSES:
  Cost of services                                                                  22,287              21,312            26,798
  Selling, general and administrative                                               12,853              12,652            14,884
  Bad debt expense                                                                   1,024               2,346               898
  Depreciation and amortization                                                      1,822               3,248             4,681
                                                                             -------------         -----------       -----------
     Total operating expenses                                                       37,986              39,558            47,261
                                                                             -------------         -----------       -----------

OPERATING LOSS                                                                      (3,466)             (5,040)           (7,832)

OTHER INCOME (EXPENSE):
  Interest income                                                                       76                  59                77
  Other income                                                                          32                   -                70
  Other expense                                                                        (24)                (10)              (20)
  Interest expense                                                                  (1,573)             (1,745)           (2,348)
                                                                             -------------         -----------       -----------
     Total other income (expense)                                                   (1,489)             (1,696)           (2,221)
                                                                             -------------         -----------       -----------

LOSS BEFORE INCOME TAX EXPENSE                                                      (4,955)             (6,736)          (10,053)

FOREIGN INCOME TAX EXPENSE                                                            (139)                  -                 -
                                                                             -------------         -----------       -----------
NET LOSS                                                                            (5,094)             (6,736)          (10,053)

LESS: PREFERRED STOCK DIVIDENDS                                                          -                (855)           (7,085)
                                                                             -------------         -----------       -----------

NET LOSS TO COMMON SHAREHOLDERS                                                    ($5,094)            ($7,591)         ($17,138)
                                                                             =============         ===========       ===========

BASIC AND DILUTED LOSS PER SHARE                                                    ($0.12)             ($0.16)           ($0.30)
                                                                             =============         ===========       ===========
WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                                                        41,093              47,467            56,851
                                                                             =============         ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (In thousands)


                                                                       For the Years Ended July 31,
                                                            1998                  1999                   2000
                                                           -------               -------                --------
Net loss to common shareholders                            ($5,094)              ($7,591)               ($17,138)

    Other comprehensive (loss) income,
     net of tax of $0:

    Foreign currency translation adjustments                 ($160)                ($714)                    $79
                                                           -------               -------                --------
Comprehensive loss to common shareholders                  ($5,254)              ($8,305)               ($17,059)
                                                           =======               =======                ========


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.

                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (In thousands)


                                                             Preferred Stock     Common  Stock
                                                             ---------------    ---------------       Additional      Accumulated
                                                             Shares  Amount     Shares   Amount     Paid in Capital     Deficit
                                                             ------  ------     ------   ------     ---------------   -----------
BALANCE, July 31, 1997                                            -       -     36,788  $17,376                           ($9,302)
  Issuances of common shares for cash                             -       -      5,500    3,496
  Issuances of common shares for reduction in indebtedness        -       -      2,871    1,075
  Conversion of convertible debt to common shares                 -       -        200      100
  Issuances of common shares for services                         -       -        245      246
  Compensation expense                                            -       -
  Cumulative effect of translation adjustment                     -       -
  Exchange of common shares for common stock                      -       -             (22,248)             22,248
  Net loss                                                        -       -                                                (5,094)
                                                             ------  ------     ------   ------     ---------------   -----------
BALANCE, July 31, 1998                                            -       -     45,604      $46             $22,248      ($14,396)
  Issuances of common shares for cash                             -       -      2,706        3               1,637
  Issuances of common shares for services                         -       -         96                           40
  Issuances of common shares for acquisition                      -       -        279                          179
  Issuances of preferred stock                                   26       -                                   4,176
  Deferred Compensation                                           -       -                                     344
  Dividends                                                       -       -                                                   (80)
  Amortization of equity discount                                 -       -
  Compensation expense                                            -       -                                     775          (775)
  Cumulative effect of translation adjustment                     -       -
  Net loss                                                        -       -                                                (6,736)
                                                             ------  ------     ------   ------     ---------------   -----------
BALANCE, July 31, 1999                                           26       -     48,685      $49             $29,399      ($21,987)
  Issuances of common shares for cash                             -       -      8,470        8               6,279
  Issuances of common shares for services                         -       -        419                           25
  Issuances of common shares for acquisition                      -       -        400                        2,921
  Issuances of preferred stock                                   28       -                                   2,646
  Conversion of preferred stock                                 (27)      -      6,802        7                 267
  Conversion of convertible debt to common shares                 -       -      2,633        3               3,115
  Dividends                                                       -       -                                                  (432)
  Amortization of equity discount                                 -       -                                   6,653        (6,653)
  Compensation expense                                            -       -
  Warrants issued with debt                                       -       -                                     300
  Notes receivable from shareholders                              -       -
  Cumulative effect of translation adjustment                     -       -
  Net loss                                                        -       -                                               (10,053)
                                                             ------  ------     ------   ------     ---------------   -----------
BALANCE, July 31, 2000                                           27       -     67,409      $67             $51,625      ($39,125)
                                                             ======  ======     ======   ======     ===============   ===========


                                                              Notes           Cumulative                    Total
                                                          receivable from     Translation   Deferred    Stockholders'
                                                              officers        Adjustment  Compensation     Equity
                                                          ---------------     ----------  ------------  -------------
BALANCE, July 31, 1997                                                               $16        (1,154)        $6,936
  Issuances of common shares for cash                                                                -          3,496
  Issuances of common shares for reduction in indebtedness                                           -          1,076
  Conversion of convertible debt to common shares                                                    -            100
  Issuances of common shares for services                                                            -            248
  Compensation expense                                                                             487            487
  Cumulative effect of translation adjustment                                       (160)            -           (160)
  Exchange of common shares for common stock                                                         -              0
  Net loss                                                                                           -         (5,094)
                                                          ---------------     ----------  ------------  -------------
BALANCE, July 31, 1998                                                             ($144)        ($667)        $7,087
  Issuances of common shares for cash                                                                -          1,640
  Issuances of common shares for services                                                            -             40
  Issuances of common shares for acquisition                                                         -            179
  Issuances of preferred stock                                                                       -          4,176
  Deferred Compensation                                                                           (344)             0
  Dividends                                                                                          -            (80)
  Amortization of equity discount                                                                    -              0
  Compensation expense                                                                             545            545
  Cumulative effect of translation adjustment                                       (714)            -           (714)
  Net loss                                                                                           -         (6,736)
                                                          ---------------     ----------  ------------  -------------
BALANCE, July 31, 1999                                                             ($858)        ($466)        $6,137
  Issuances of common shares for cash                                                                -          6,287
  Issuances of common shares for services                                                            -             25
  Issuances of common shares for acquisition                                                         -          2,921
  Issuances of preferred stock                                                                       -          2,646
  Conversion of preferred stock                                                                      -            294
  Conversion of convertible debt to common shares                                                    -          3,118
  Dividends                                                                                          -           (432)
  Amortization of equity discount                                                                    -              0
  Compensation expense                                                                             347            347
  Warrants issued with debt                                                                          -            300
  Notes receivable from shareholders                              (1,108)                            -         (1,108)
  Cumulative effect of translation adjustment                                         79             -             79
  Net loss                                                                                           -        (10,053)
                                                          ---------------     ----------  ------------  -------------
BALANCE, July 31, 2000                                           ($1,108)          ($779)        ($119)       $10,561
                                                          ===============     ==========  ============  =============

 The accompanying notes are an integral part of these consolidated financial statements

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                For the Years Ended July 31,
                                                                            1998            1999            2000
                                                                          ---------       ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                  ($5,094)         ($6,736)      ($10,053)
  Adjustments to reconcile net loss to net cash used in
    operating activities-
      Depreciation and amortization                                           1,822            3,248          4,681
      Amortization of debt discount                                             307              346            442
      Deferred compensation                                                     487              545            347
      Provision for losses on accounts receivable                             1,024            2,346            898
      Changes in operating assets and liabilities-
        Increase in accounts receivable                                      (2,495)          (2,568)          (678)
        (Increase) decrease in prepaid expenses and other                       197           (1,632)            88
        Increase (decrease) in accounts payable                               3,479           (1,139)          (776)
        Increase (decrease) in accrued liabilities                             (192)           1,857            462
        Increase (decrease) in deferred revenue                                  71             (191)           (66)
                                                                          ---------       ----------      ---------
Net cash used in operating activities                                          (394)          (3,924)        (4,655)
                                                                          ---------       ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (3,297)            (956)        (1,993)
  Acquisition of business, net of cash acquired                              (2,112)            (171)        (1,334)
                                                                          ---------       ----------      ---------
Net cash used in investing activities                                        (5,409)          (1,127)        (3,327)
                                                                          ---------       ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                              2,547              437            745
  Net increase (decrease) in short-term borrowings                              353             (488)          (137)
  Net increase (decrease) from advanced funding arrangements                   (228)             361            217
  Payments on debt                                                           (1,141)            (679)          (745)
  Capital lease payments                                                     (1,044)            (941)        (1,424)
  Payments on long-term liabilities                                             (67)            (123)           (36)
  Proceeds from issuance of preferred stock,
    net of issuance costs                                                      -               4,176          5,646
  Proceeds from issuance of common stock,
    net of issuance costs                                                     4,553            1,596          4,887
                                                                          ---------       ----------      ---------
Net cash provided by financing activities                                     4,973            4,339          9,153
                                                                          ---------       ----------      ---------

NET INCREASE (DECREASE) IN CASH                                                (830)            (712)         1,171

CASH AND CASH EQUIVALENTS, beginning of year                                  1,921            1,091            379
                                                                          ---------       ----------      ---------

CASH AND CASH EQUIVALENTS, end of year                                       $1,091             $379         $1,550
                                                                          =========       ==========      =========


 The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements are those of American TeleSource International, Inc. and our subsidiaries ("ATSI" or the "Company"). We were formed on June 6, 1996 under the laws of the state of Delaware for the express purpose of effecting a "Plan of Arrangement" with American TeleSource International, Inc., which was incorporated under the laws of the province of Ontario, Canada (hereinafter referred to as "ATSI-Canada"). The Plan of Arrangement called for the stockholders of ATSI-Canada to exchange their shares on a one-for-one basis for shares of ATSI. On April 30, 1998, shareholders of ATSI-Canada approved the Plan of Arrangement, and on May 11, 1998, ATSI-Canada became a wholly owned subsidiary of ATSI. ATSI is publicly traded on the American Stock Exchange ("AMEX") under the symbol "AI".

     Through our subsidiaries, we provide retail and wholesale communications services within and between the United States (U.S.) and select markets within Latin America. Utilizing a framework of licenses, interconnection and service agreements, network facilities and distribution channels, our intentions are to provide U.S standards of reliability to Mexico and other markets within Latin America which have historically been underserved by telecommunications monopolies. As of July 31, 2000, our operating subsidiaries are as follows:

     ATSI Comunicaciones, S.A. de C.V., ("ATSI-COM" a Mexican corporation)
     ---------------------------------------------------------------------

     Utilizing our 30-year license which we acquired in July 2000, ATSI-COM provides long distance services and the right to interconnect with local providers in Mexico. See discussion of acquisition of this concession license in
Note 11.

     American TeleSource International, Inc. ("ATSI-Texas" a Texas corporation)
     --------------------------------------------------------------------------

     ATSI-Texas contracts with third-party operator services for the providing of postpaid services from public telephones and communication centers owned by our subsidiaries in Mexico, as well as some third party-owned public telephones, communication centers and hotels in Mexico. Although these calls originate in Mexico, they are terminated and billed in the United States and Mexico through agreements that ATSI-Texas has with these third party entities. Additionally, ATSI-Texas contracts with third parties on behalf of TeleSpan and Sinfra for some carrier services and private network contracts.

     American TeleSource International de Mexico, S.A. de C.V.
     ---------------------------------------------------------
          ("ATSI-Mexico" a Mexican corporation)
          -------------------------------------

     ATSI-Mexico owns and operates coin-operated public telephones in Mexico. Utilizing our 20-year comercializadora license which expires in February 2017, ATSI purchases telephone lines and resells local, long distance and international calls from public telephones connected to the lines. Direct dial, or integrated prepaid calls may be made from the telephones using pesos or quarters, and users may use the services of ATSI-Texas to place calls to the U.S. by billing calls to valid third parties, credit cards or calling cards.

     Sistema de Telefonia Computarizada, S.A. de C.V( "Computel"a Mexican
     --------------------------------------------------------------------
          corporation)
          ------------

     Computel is the largest private operator of communication centers in Mexico, operating approximately 136 casetas in 66 cities. Direct dial calls may be made from the communication centers using cash or credit cards, and users may use the services of ATSI-Texas to place calls to the U.S. by billing calls to valid third parties, credit cards or calling cards. Computel utilizes telephone lines owned by ATSI-Mexico.

     Servicios de Infraestructura, S.A. de C.V ("Sinfra"a Mexican corporation)
     --------------------------------------------------------------------------

     Utilizing our 15-year Teleport and Satellite Network license which expires in May 2009, Sinfra owns and operates our teleport facilities in Cancun, Monterrey and Mexico City, Mexico. These facilities are used for the provision of international private network services. Sinfra also owns a 20-year Packet Switching Network license which expires in October 2014.

     TeleSpan, Inc. ("TeleSpan" a Texas corporation)
     -----------------------------------------------

     TeleSpan owns and operates our teleport facilities in the U.S. and Costa Rica. TeleSpan contracts with U.S. based entities and carriers seeking facilities or increased capacity into Mexico, Costa Rica, El Salvador and Guatemala. For network services into Mexico, TeleSpan utilizes facilities owned by Sinfra.

     GlobalSCAPE, Inc. ("GlobalSCAPE" a Texas corporation)
     -----------------------------------------------------

     GlobalSCAPE markets CuteFTP and other digitally downloadable software products and distributes them over the Internet utilizing electronic software distribution ("ESD"). See Note 18 related to the distribution of a portion of ATSI's ownership in GlobalSCAPE.

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


     2. FUTURE OPERATIONS, LIQUIDITY, CAPITAL RESOURCES AND VULNERABILITY DUE TO CERTAIN CONDITIONS

     The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to July 31, 2000, we have incurred cumulative net losses of $39.1 million. We had a working capital deficit of $6.9 million at July 31, 1999 and $5.3 million at July 31, 2000 and we had negative cash flows from operations of $.4 million, $3.9 million and $4.7 million for the years ended July 31, 1998, 1999 and 2000, respectively. We have limited capital resources available to us, and these resources may not be available to support our ongoing operations until such time as we are able to generate positive cash flow from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

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


     3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared on the accrual basis of accounting under accounting principles generally accepted in the United States (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

     Estimates in Financial Statements
     ---------------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     Revenue Recognition Policies
     ----------------------------

     We recognize revenue from our integrated prepaid and postpaid services as such services are performed, net of unbillable calls. Revenue from carrier services and private network contracts are recognized when service commences for service commencement fees and monthly thereafter as services are provided. We recognize revenue from equipment sales when the title for the equipment transfers to the customer and from equipment installation projects when they are completed. Revenues related to our Internet products are recognized at the point of delivery, as we bear no additional obligation beyond the provision of our software product other than post-contract customer service. Post-contract customer costs approximated $22,000, $33,000 and $58,000 at July 31, 1998, 1999 and 2000, respectively.

     Foreign Currency Translation
     ----------------------------

     Until January 1, 1999, Mexico's economy was designated as highly inflationary. GAAP requires the functional currency of highly inflationary economies to be the same as the reporting currency. Accordingly, the consolidated financial statements of all of our Mexican subsidiaries, whose functional currency is the peso, were remeasured from the peso into the U.S. dollar for consolidation. Monetary and nonmonetary assets and liabilities were remeasured into U.S. dollars using current and historical exchange rates, respectively. The operating activities of these subsidiaries were remeasured into U.S. dollars using a weighted-average exchange rate. The resulting translation gains and losses were charged directly to operations. As of January 1, 1999, Mexico's economy was deemed to be no longer highly inflationary. According to GAAP requirements the change from highly inflationary to non-highly inflationary requires that the nonmonetary assets be remeasured using not the historical exchange rates, but the exchange rate in place as of the date the economy changes from highly inflationary to non-highly inflationary. As such, our non-monetary assets in Mexico have been remeasured using the exchange rate as of January 1, 1999. Subsequent to January 1, 1999, monetary assets and non-monetary assets are translated using current exchange rates and the operating activity of these Mexican subsidiaries remeasured into U.S. dollars using a weighted average exchange rate. The effect of these translation adjustments are reflected in the other comprehensive income account shown in stockholders' equity.

     Restricted Cash
     ---------------

     In the year ended July 31, 2000, we issued a Letter of Credit (LOC) secured by Certificates of Deposit to our provider of satellite transmission capacity, SATMEX, S.A. de C.V., ("SATMEX") in the amount of $250,000 to secure outstanding amounts payable to them. As of July 31, 2000, SATMEX has not drawn down on the LOC.

     Accounts Receivable
     -------------------

     We utilize the services of credit card processing companies for the billing of commercial credit card calls. We receive cash from these calls, net of transaction and billing fees, generally within 20 days from the dates the calls are delivered. All other calls (calling card, collect, person-to-person and third party billed) are billed under an agreement between a billing clearinghouse and us. This agreement allows ATSI to submit call detail records to the clearinghouse, which in turn forwards these records to the local telephone company to be billed. The clearinghouse collects the funds from the local telephone company and then remits the funds, net of charges, to ATSI. Because this collection process can take up to 90 days to complete, ATSI participates in an advance funding program offered by the clearinghouse whereby 100% of the call records are purchased for 75% of their value within five days of presentment. The remaining 25% value of the call records are remitted to ATSI, net of interest and billing charges and an estimate for uncollectible calls, as the clearinghouse collects the funds from the local telephone companies. Under the advanced funding agreement, the collection clearinghouse has a security interest in the unfunded portion of the receivables as well as future receivables generated by our long distance business. The allowance for doubtful accounts reflects our estimate of uncollectible calls at July 31, 1999 and 2000. ATSI currently pays a funding charge of prime plus 4% per annum on the amounts that are advanced to ATSI. Receivables sold with recourse during fiscal years 1998, 1999, and 2000 were $11,127,221, $6,138,549 and $2,858,574 respectively.  At July 31, 1998, 1999 and 2000, $484,381, $444,398 and $227,793
of such receivables were uncollected, respectively. See Note 5 for additional disclosure regarding advanced funding.

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

     Impuesto al Valor Agregado (Value-Added Tax) ("IVA")
     ----------------------------------------------------

     Our Mexican subsidiaries are required to report a value-added tax related to both purchases and sales of services and assets, for local tax reporting. Accordingly, each subsidiary maintains both an IVA receivable and IVA payable account on their subsidiary ledgers. For consolidated reporting purposes, we net our Mexican subsidiaries IVA receivable and IVA payable accounts as allowed by regulatory requirements in Mexico. For the year ended July 31, 1999, this netting of IVA accounts resulted in the elimination of IVA payable, a corresponding reduction in IVA receivable of approximately $1.2 million and a net IVA receivable of $85,000. For the year ended July 31, 2000, this netting of IVA accounts resulted in the elimination of IVA receivable, a corresponding reduction in IVA payable of approximately $225,000 and a net IVA payable of $228,000.

     Basic and Diluted Loss Per Share
     --------------------------------

     Loss per share was calculated using the weighted average number of common shares outstanding for the years ended July 31, 1998, 1999 and 2000. Common stock equivalents, which consist of the stock purchase warrants and options described in Note 9, were excluded from the computation of the weighted average number of common shares outstanding because their effect was antidilutive. We have also excluded the convertible preferred stock described in Note 8, from the computation of the weighted average number of common shares outstanding, as their effect will also be antidilutive.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to fifteen years. Expenditures for maintenance and repairs are charged to expense as incurred. Direct installation costs and major improvements are capitalized.

     Effective for the fiscal years beginning after July 31, 1996, we follow rules as prescribed under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires an assessment of the recoverability of our investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets are estimated over their remaining useful lives and an impairment loss is recognized when the undiscounted future cash flows are less than the carrying value of such assets. As of July 31, 2000, we have determined that the estimated undiscounted future cash flows associated with our long-lived assets are greater than the carrying value of such assets and that no impairment loss needs to be recognized.

     Goodwill, Concession License, Contracts, Trademarks and Other Assets
     --------------------------------------------------------------------

          At July 31, 1999 and 2000, other assets consisted primarily of goodwill, trademarks and acquisition costs with the exception of concession license costs which were incurred for the first time in the year ended July 31, 2000. For the years ended July 31, 1999 and 2000, goodwill, primarily related to the purchase of Computel, was $5,296,646 and $5,310,490, respectively, net of accumulated amortization of $265,089 and $408,908, respectively. Goodwill is amortized over 40 years. Concession license costs related to our acquisition in the fourth quarter of fiscal 2000 of Grupo Intelcom, S.A. de C.V., a Mexican company that held a concession license, were approximately $4,421,931. The concession license costs are being amortized over 28 years, the remaining life of the concession license. As of July 31, 1999 and 2000, acquisition costs were $1,596,620, related to our acquisition of several independent marketing representatives, net of accumulated amortization of $893,212, and $1,596,620, respectively. Acquisition costs were fully amortized as of July 31, 2000. As of July 31, 1999 and 2000, other assets included $898,943 related to the purchase of the rights to CuteFTP, net of accumulated amortization of $110,352 and $329,096, respectively. This trademark is being amortized over an estimated five-year life. As of July 31, 1999 and 2000, other assets also included approximately $615,000 and

   $502,000, not identified as goodwill, concession license, acquisition costs or trademarks. As it relates to SFAS 121, as of July 31, 2000, we have determined that the estimated future cash flows associated with our goodwill, concession license, and other intangible assets are greater than the carrying value of such assets and that no impairment loss needs to be recognized. For the years ended July 31, 1998, 1999 and 2000, we recorded amortization expense of $369,219, $925,440 and $1,075,566, respectively related to our other assets.

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

     Research and Development
     ------------------------

     Our subsidiary, GlobalSCAPE, Inc. incurs Research and Development Expenses. These research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years ended July 31, 1998, 1999 and 2000, research and development expenses were $0, $101,716 and $414,541, respectively.

     Statements of Cash Flows
     ------------------------

     Cash payments and non-cash investing and financing activities during the periods indicated were as follows:

                                                                    For the Years Ended July 31,
                                                            -----------------------------------------------
                                                               1998              1999               2000
                                                            ----------        ----------         ----------
Cash payments for interest                                  $1,349,679        $1,101,771         $2,272,111
Cash payments for taxes                                     $  148,097        $        -         $        -
Non-cash:
Common shares issued for services                           $  246,591        $   40,000         $   24,968
Notes receivable and accrued interest issued to
 exercise options for common shares                         $        -        $        -         $1,107,898
Common shares issued for acquisition                        $        -        $  178,750         $2,921,008
Conversion of convertible debt to common shares             $  100,000        $        -         $3,333,664
Capital lease obligations incurred                          $4,635,693        $        -         $  275,096
Common share subscriptions sold                             $        -        $   42,500         $        -

     For purposes of determining cash flows, we consider all temporary cash investments with an original maturity of three months or less to be cash and cash equivalents.

     New Accounting Pronouncements
     -----------------------------

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views in applying accounting principles generally accepted in the U.S. to selected revenue recognition issues. We have reviewed the guidance of this SAB and believe that our accounting policies and the disclosures in the consolidated financial statements and in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" are appropriate and adequately address the requirements of this SAB.

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS 133. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 138 amends the accounting and reporting standards of SFAS 133. The adoption of this statement has not had a material effect on the financial condition or results of operations of the Company.

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

     4.  PROPERTY AND EQUIPMENT, NET (at cost)

     Following is a summary of our property and equipment at July 31, 1999 and 2000:

                                                          July 31, 1999            July 31, 2000
                                                       -------------------      -------------------
Telecommunication equipment                                    $ 6,476,395              $ 8,332,035
Land and buildings                                                 447,348                  516,915
Furniture and fixtures                                             902,873                1,560,097
Equipment under capital leases                                   7,758,739                7,255,673
Leasehold improvements                                             474,748                  834,035
Other                                                              608,914                  888,307
                                                       -------------------       ------------------
                                                                16,699,417               19,387,062
Less: accumulated depreciation                                  (4,712,671               (8,329,671)
                                                       -------------------       ------------------
Total - property and equipment, net                            $11,956,746              $11,057,391
                                                       ===================       ==================

     Depreciation expense as reported in our Consolidated Statements of Operations includes depreciation expense related to our capital leases. For the years ended July 31, 1998, 1999 and 2000, we recorded approximately $1,453,000, $2,323,000 and $3,605,0000, respectively of depreciation expense related to our fixed assets. The Company reviewed its' depreciable lives among its telecommunication assets in Mexico and the U.S. and made a downward revision of the estimated lives of telecommunication assets in Mexico to conform with lives in the U.S. This change did not have a significant effect on the consolidated financial statements of the Company.


     5.  NOTES PAYABLE AND CONVERTIBLE DEBT

Notes payable are comprised of the following:
                                                      July 31,1999    July 31,2000
                                                     --------------  --------------
Note payable to a company, see terms below.              $  137,071        $      -

Note payable to an individual, see terms below.             150,000               -

Note payable to a bank, see terms below.                    150,000          70,000

Note payable to a bank, see terms below.                          -          33,000

Note payable to a bank, see terms below.                          -          41,739

Notes payable to related parties see terms below.           100,000               -

Note payable to an individual, see terms below.             368,768               -

Notes payable to taxing entity see terms below.             390,173         379,466

Notes payable to various banks see terms below.              56,878          20,730

Notes payable to a company, net of discount, see
 terms below.                                               309,588               -
                                                     --------------  --------------
                                                         $1,662,478        $544,935

Less: current portion                                    $1,350,696        $544,935
                                                     --------------  --------------

Total non-current notes payable                          $  311,782        $      -
                                                     ==============  ==============

     During November 1996, we entered into an agreement with a financing company under which we are advanced an additional 13.75% of our receivables sold to a billing clearinghouse, as discussed in Note 3. These advances are typically outstanding for periods of less than 90 days, and are repaid, including accrued interest, by the clearinghouse on behalf of us as our receivables from long distance call services are collected. We were charged 4% per month for these fundings. In November 1999, we paid off the remaining amounts due under the arrangement. The financing company now claims that we owe them an additional $14,000. We believe the amount claimed by the financing company is in error and that the billing clearinghouse has, in fact, paid approximately $183,000 more to the financing company than what it is owed. Accordingly, we have a receivable in the amount of approximately $169,000 as of July 31, 2000, included as a part of accounts receivable in the accompanying consolidated balance sheet. We continue to work with the financing company to resolve this dispute.

     During February 1999, we entered into a note payable with an individual, for working capital purposes, in the amount of $150,000. Interest accrued at an interest rate of 12% per year, principal and interest due at maturity. The note originally matured in May 1999, but was extended until November 1999. During the year ended July 31, 2000, the note was paid off in full, including accrued interest.

     During January 1999, one of our subsidiaries entered into a note payable with a bank in the amount of $180,000 related to our acquisition of a computer software program known as "CuteFTP/TM/". (See Note 11). The note calls for principal payments of $5,000 per month for twelve months and $10,000 per month for twelve months. Interest accrues monthly at an interest rate of the Lender's "Prime Rate" plus 1%. At July 31, 2000, the Lender's "Prime Rate" was approximately 9.50%.

      During October 1999, one of our subsidiaries entered into a note payable with a bank, for working capital purposes, in the amount of $50,000. The note calls for principal payments of $1,000 per month for six months and $3,667 per month for twelve months. Interest accrues monthly at an interest rate of the Lender's "Prime Rate" plus 1%. At July 31, 2000, the Lender's "Prime Rate" was approximately 9.50%.

     During February 2000, one of our subsidiaries entered into a note payable with a bank, for working capital purposes, in the amount of $70,000. The note calls for principal plus interest payments of $6,142 per month for twelve months. The principal plus interest payments are subject to changes based on the Lender's "Prime Rate" plus 1%. At July 31, 2000, the Lender's "Prime Rate" was 9.50%.

     In February 1999, we entered into notes payable with related parties, all of whom were officers or directors of ATSI, in the amount of $250,000. The notes accrued interest at a rate of 12% per year until paid in full. The notes were paid off in full prior to July 31, 2000.

     In January 1999, one of our subsidiaries entered into an agreement with an individual related to an acquisition of a computer software program known as "CuteFTP/TM/". (See Note 11). The agreement calls for twelve principal and interest payments of $63,000 per month beginning February 28, 1999. We have imputed interest using an interest rate of 12% per annum. The note was paid off in full prior to July 31, 2000.

     The Company, through its acquisition of Computel, assumed notes payables to a taxing entity for various past due taxes. The notes have interest rates ranging from 8% to 15%, with scheduled monthly principal and interest payments of approximately $19,224. The notes were scheduled to mature between July 1999 and July 2001 and are collaterized by the assets of Computel. The Company is in negotiations with the taxing entity to exchange certain assets for a partial reduction or total elimination of its indebtedness.

     The Company, through its acquisition of Computel, assumed notes payables to various banks in Mexico. The notes have interest rates ranging from 8% to 15%, with monthly principal and interest payments of approximately $3,000. The notes were originally scheduled to mature between October 1999 and December 2015 and are collaterized by the assets of Computel. In the year ended July 31, 1999, we, through Computel, exchanged certain assets collaterized by the notes for a reduction in our indebtedness. The balance of $20,730 remaining at July 31, 2000 matures during the fiscal year ended July 2001.

     During October 1997, we entered into a note payable with a company in the amount of $1,000,000. The note calls for quarterly payments of principal and interest beginning in January 1998 and continuing until October 2004. Interest accrues on the unpaid principal at the rate of 13% per year. We also issued 250,000 warrants to the note holder which carry an exercise price of $3.56 per warrant. These warrants expire in October 2000. The amount of debt discount recorded by us related to the issuance of these warrants was $103,333. The fair value of the warrants was calculated on the date of issuance using an option pricing model with the following assumptions: Dividend yield of 0.0%, expected volatility of 30%, risk-free interest rate of 6.00%, and an expected life of three years. The warrants expire three years from their date of issuance, and are not exercisable for a period of one year after their initial issuance. In January 1998, the noteholder exercised 700,000 warrants at an exercise price of $0.70, unrelated to the warrants noted above, in consideration of a $490,000 reduction of the principal balance outstanding on the note. In January 2000, the noteholder converted the remaining note payable balance inclusive of principal, accrued interest and other fees into approximately 370,603 shares of common stock at a conversion price of $1.1844 per share of common stock.

Convertible Debt
----------------

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

     In July 2000, we entered into a convertible note in the amount of $500,000, for working capital purposes. Interest accrues at a rate of 12% per annum and is payable upon maturity or conversion. The note originally matured October 31, 2000 but was extended 30 days with the option to extend for two additional thirty-day periods. Additionally, the note holder received 50,000 warrants to purchase shares of American TeleSource International, Inc. priced at 115% of market price on the date of note issuance. The warrants are exercisable for 3 years from the date of issuance. The fair value of the warrants was determined to be $4.22 per share and the Company assigned $211,000 to the value of the warrants in stockholder's equity. The Company has recorded the $211,000 as debt discount and is amortizing the discount over the term of the debt based on the effective interest rate. Principal outstanding as of July 31, 2000, net of debt discount is $289,000. The terms of repayment of the note is contingent upon a financing arrangement, which allows the note holder to elect payment in cash for all outstanding principal and interest, or to convert into shares of preferred stock on terms equivalent to a financing arrangement. If a financing arrangement does not take place by maturity of the note, then all unconverted principal and accrued interest will convert into shares of American TeleSource International, Inc at the rate of $5.00 per share.


     6.   LEASES

     Operating Leases
     ----------------

     We lease office space, furniture, equipment and network capacity under noncancelable operating leases and certain month-to-month leases. During fiscal 1998, 1999 and 2000, we also leased certain equipment under capital leasing arrangements. Rental expense under operating leases for the years ended July 31, 1998, 1999 and 2000, was $942,750, $2,952,710 and $4,713,240, respectively.
Future minimum lease payments under the noncancelable operating leases at July 31, 2000 are as follows:

           2001                             $3,064,757
           2002                              1,980,530
           2003                              1,833,244
           2004                                584,597
           2005                                476,549
           Thereafter                        1,347,935
                                            ----------
           Total minimum lease payments     $9,287,612
                                            ==========

     Capital Leases
     --------------

     Future minimum lease payments under the capital leases together with the present value of the net minimum lease payments at July 31, 2000 are as follows:

           2001                                      $ 4,553,407
           2002                                        1,553,250
           2003                                        1,271,970
           2004                                           50,151
           Thereafter                                          -
                                                     -----------
           Total minimum lease payments                7,428,778
           Less: Amount representing taxes               (14,483)
                                                     -----------
           Net minimum lease payments                  7,414,295
           Less: Amount representing interest         (1,496,951)
                                                     -----------
           Present value of minimum lease payments   $ 5,917,344
                                                     ===========

     In April 1997, we, through ATSI-Mexico, secured a capital lease facility with IBM de Mexico to purchase intelligent pay telephones for installation in Mexico. The capital lease facility of approximately $1.725 million has allowed us to install U.S. standard intelligent pay telephones in various Mexican markets. In April 1998, we through ATSI-Mexico, secured an additional capital lease facility with IBM de Mexico for approximately $2.9 million to increase network capacity and to fund the purchase and installation of public telephones in Mexico. In May 1999, we restructured our capital lease obligation with IBM de Mexico by extending the payment of our total obligation. The restructured lease facility calls for monthly payments of principal and interest of approximately $108,000 beginning in July 1999 and extending through June 2003. Interest accrues on the facility at an interest rate of approximately 13% per year. The obligation outstanding under said facility at July 31, 1999 and July 31, 2000 was approximately $3,826,000 and $3,120,000, respectively. As of October 31, 2000, we had not yet made our July payment for approximately $108,000. Per the terms of our agreement with IBM de Mexico they have the right to call all of the outstanding capital lease facility should we be in arrears with our monthly payment. Subsequent to July 31, 2000, IBM has agreed not to call the capital lease facility and has restructured our capital lease obligation by increasing our monthly payments due in calendar 2001. For this reason, the Company has not reclassified the capital lease obligation to current liabilities as of July 31, 2000.

     In December 1998, we ordered a DMS 250/300 International gateway switch from Northern Telecom, Inc. at a cost of approximately $1.8 million. As of July 31, 1999, we entered into a capital lease transaction with NTFC Capital Corporation, ("NTFC") to finance the switch and an additional approximate $200,000 of equipment over a five and a half-year period with payments deferred for six months. Quarterly payments approximate $141,000 and the capital lease has an interest rate of approximately 12%. The lease facility requires that we meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, EBITDA results and debt to equity ratios. As of July 31, 2000, we are not in compliance with the financial covenants related to revenues, gross margins and EBITDA results. We have classified the entire capital lease in our accompanying consolidated balance sheet as a current liability. As in previous quarters we have requested and received a waiver for the non-compliance of the financial covenants and are actively working to restructure the covenants. We also have certain affirmative covenants under the facility, including a covenant on Year 2000 compliance, under which we give assurance that our systems will be able to process transactions effectively before, on and after January 1, 2000. The obligation outstanding under said facility at July 31, 2000 was approximately $2,039,000. The additional $39,000 is interest incurred during the deferment period.

     We secured a capital lease for approximately $500,000 in December 1998 for the purchase of Asynchronous Transfer Mode ("ATM") equipment from Network Equipment Technologies ("N.E.T"). The capital lease is for thirty-six months with monthly payments of approximately $16,000 a month. Our capital leases have interest rates ranging from 11% to 14%. The obligation outstanding under said facility at July 31, 1999 and July 31, 2000 was approximately $468,000 and $306,000, respectively.


     7.  DEFERRED REVENUE

     We record deferred revenue related to the private network services provided. Customers may be required to advance cash to us prior to service commencement to partially cover the cost of equipment and related installation costs. Any cash received prior to the actual commencement of services is recorded as deferred revenue until services are provided by us, at which time we recognize the service commencement revenue. At July 31, 1999 and July 31, 2000 we had approximately $233,000 and $167,000 of deferred revenues outstanding, respectively.

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

     During the year ended July 31, 2000, we issued 18,723,692 common shares. Of this total, 8,469,825 shares were issued for approximately $6.3 million of net cash through the exercise of 8,469,825 warrants and options, 6,802,013 shares were issued as a result of the conversion of preferred shares, 2,632,929 were issued as a result of the conversion of convertible notes, 387,359 shares were issued for services rendered to us, 31,566 shares were issued to a shareholder in exchange for a guarantee of up to $500,000 of Company debt, and 400,000 shares were issued related to our acquisition of Grupo Intelcom, S.A de C.V as noted in Note 11. The shares issued for services rendered, the guarantee of Company debt, and the shares issued for our acquisition of Grupo Intelcom, S.A. de C.V. have not been registered by us, nor do we have any obligation to register such shares.

     As noted in the previous paragraphs we have on occasion granted shares of our common stock in lieu of cash for services rendered by both employees and non-employees. These services have included bonuses, employee commissions and professional fees. The fair value of these services was determined using invoiced amounts and, in lieu of cash, we distributed shares to these parties based upon the market price of our common stock when the services were rendered. These services were expensed in the period in which the services were performed according to the terms of invoices and/or contracted agreements in compliance with accounting principles generally accepted in the U.S.

     Additionally, we have from time to time issued shares in lieu of cash for services rendered related to private equity placements. The contracts with the various parties called for a designated number of shares to be issued based upon the total shares distributed in the private placements.

     At July 31, 1999, stock subscription receivables of $42,500, were outstanding related to sales of common stock. We collected such amounts subsequent to said date. No dividends were paid on our common stock during the years ended July 31, 1998, 1999 and 2000.

     The shareholders of ATSI-Canada approved the creation of a class of preferred stock at our annual shareholders meeting on May 21, 1997. Effective June 25, 1997, the class of preferred stock was authorized under the Ontario Business Corporations Act. According to our amended Articles of Incorporation, our Board of directors may issue, in series, an unlimited number of preferred shares, without par value. No preferred shares have been issued as of July 31, 2000.

     Pursuant to ATSI-Delaware's Certificate of Incorporation, our Board of directors may issue, in series, an unlimited number of preferred shares, with a par value of $0.001. In March and April 1999, we issued a total of 24,145 shares of Series A Preferred Stock for cash proceeds of approximately $2.4 million and in July 1999 we issued 2,000 shares of Series B Preferred Stock for cash proceeds of approximately $2.0 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum payable quarterly, while the Series B Preferred Stock accrues cumulative dividends at the rate of 6% per annum. During the first and second quarter of fiscal 2000, the holder elected to convert all 2000 shares of its Series B Preferred Stock and accumulated dividends into shares of common stock resulting in the issuance of approximately 2,625,214 shares of common stock. Additionally, the holders of the aforementioned Series A Preferred Stock elected to convert all of their outstanding preferred shares and accumulated dividends into shares of common stock resulting in the issuance of approximately 3,616,231 shares of common stock.

     In September 1999, we issued 500 shares of Series C Preferred Stock for cash proceeds of approximately $500,000. The Series C Preferred Stock accrues cumulative dividends at the rate of 6% per annum. In the quarter ended April 30, 2000, the holder elected to convert all 500 shares of Series C Preferred Stock and accumulated dividends into shares of common stock resulting in the issuance of approximately 492,308 shares of common stock.

     In December 1999 and February 2000, we issued 1,425 shares and 1,000 shares, respectively, of Series A Preferred Stock for cash proceeds of approximately $1.4 million and $1.0 million, respectively. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum payable quarterly. As of July 31, 2000, we have accrued approximately $128,000 for dividends.

     In February 2000, we also issued 3,000 shares of Series D Preferred Stock for cash proceeds of approximately $3.0 million. The Series D Preferred Stock accrues cumulative dividends at the rate of 6% per annum payable quarterly. As of July 31, 2000, we have accrued approximately $90,000 for dividends.

     The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) trading days preceding the Date of Closing (the "Initial Conversion Price"). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. As these conversion features are considered a "beneficial conversion feature" to the holder, we allocated approximately $3.6 million of the approximate $5.0 million in proceeds to additional paid-in capital as a discount to be amortized over various periods ranging from ninety days to a twelve month period. As of July 31, 2000, approximately $335,000 of beneficial conversion feature remains to be amortized related to our December 1999 Series A Preferred Stock. The Series A Preferred Stock is callable and redeemable by us at 100% of its face value, plus any accumulated, unpaid dividends at our option any time after the Common Stock of ATSI has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as we do not call the Preferred Stock prior to the first anniversary date of the Date of Closing.

     The terms of our Series B Preferred Stock allowed for the conversion of the preferred shares and any accumulated, unpaid dividends to be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 78% of the five lowest closing bid prices on the ten days preceding conversion. As this conversion feature is considered a "beneficial conversion feature" to the holder, we allocated approximately $1.1 million, of the $2.4 million in proceeds to additional paid-in capital as a discount to be amortized over a three-month period. As of July 31, 2000, no beneficial conversion feature remains to be amortized.

     The terms of our Series C Preferred Stock allowed for the conversion of the preferred shares and any accumulated, unpaid dividends to be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 78% of the five lowest closing bid prices on the ten days preceding conversion. Consistent with the accounting for our Series A and Series B Preferred Stock, this is considered a "beneficial conversion feature" to the holder. We allocated approximately $139,000 of the proceeds to additional paid-in capital as a discount to be amortized over a three-month period, all of which was amortized during the year ended July 31, 2000.

     The Series D Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 83% of the five lowest closing bid prices on the ten days preceding conversion. Consistent with the accounting for our Series A, Series B and Series C Preferred Stock, this is considered a "beneficial conversion feature" to the holder. We allocated all of the $3,000,000 in proceeds to additional paid-in capital as a discount to be amortized over the lesser of the period most beneficial to the holder or upon exercise of the conversion feature. The discount was amortized in its entirety during the quarter ended April 30, 2000.

     The terms of our Series A, Series B, Series C, and Series D Preferred Stock restrict us from declaring and paying dividends on our common stock until such time as all outstanding dividends have been fulfilled related to collectively, the Preferred Stock.

     The terms of our Series D Preferred Stock allow for mandatory redemption by the holder upon certain conditions. The Series D Preferred Stock allows the holder to elect redemption upon the change of control of ATSI at 120% of the sum of $1300 per share and accrued and unpaid dividends. Additionally, the holder may elect redemption at $1270 per share plus accrued and unpaid dividends if we refuse to honor conversion notice or if a third party challenges conversion.

     The outstanding Series A and Series D Preferred Stock have liquidation preference prior to common stock and ratably with our recently issued Series E Preferred Stock, as discussed in Note 18.

     On April 14, 2000, we signed an agreement with a private equity fund, under which the fund agreed to purchase up to 5,000,000 shares of our common stock over an eighteen-month period at 92% of the market price for our common stock at the time of purchase. We also issued 175,000 warrants as a finder's fee to the entities that introduced us to the equity fund at an exercise price of $7.17 per warrant. These warrants expire March 31, 2003. We have no initial commitment to draw on the facility, but may do so based upon average trading volumes on an as-needed basis as often as every twenty days, subject to certain restrictions. If we use this facility we must issue the investor warrants for 1,500 shares of common stock for every $100,000 that is invested at an exercise price of 120% of the average of the five closing sale prices preceding the date of the investment, and an additional 1,000 warrants per $100,000 invested as a finder's fee on the same terms. The amount of funds to be generated under the facility for us will depend on the price of ATSI's common stock at the time each draw is executed. Before we can draw on the facility, any shares to be issued under the facility must be registered with the Securities and Exchange Commission. As of November 14, 2000, no registration statement had been filed to do so.

     In May 2000, the Board of Directors of our subsidiary, GlobalSCAPE, Inc. amended their certificate of incorporation to increase the number of authorized shares of capital stock which they had the authority to issue to 50,000,000 shares consisting of 40,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share. The Board of Directors also declared a 7.6 for 1 stock split of the outstanding shares of the issued and outstanding common stock. The effect of the split was to increase the outstanding shares from 1,700,000 shares to 12,920,000. At July 31, 2000, we held all of the outstanding shares of GlobalSCAPE's outstanding stock.


     9.   STOCK PURCHASE WARRANTS AND STOCK OPTIONS

     During the year ended July 31, 2000, certain shareholders and holders of convertible debt were issued warrants to purchase shares of common stock at exercise prices ranging from $0.94 to $7.17 per share. Following is a summary of warrant activity from August 1, 1997 through July 31, 2000:

                                                   Year Ending July 31,
                                    -------------------------------------------------
                                         1998               1999              2000
                                    -------------------------------------------------
Warrants outstanding, beginning         14,489,942        7,562,168         4,203,925

Warrants issued                            667,400          933,387           601,045

Warrants expired                                 -       (2,386,470)          (80,000)
Warrants exercised                      (7,595,174)      (1,905,160)       (4,043,925)
                                    --------------     ------------      ------------
Warrants outstanding, ending             7,562,168        4,203,925           681,045
                                    ==============     ============      ============

Warrants outstanding at July 31, 2000 expire as follows:

Number of Warrants      Exercise Price          Expiration Date
------------------      --------------      ----------------------
      150,000                $4.37              February 22, 2002
       30,000                $3.09                  March 9, 2002
      175,000                $7.17                 March 31, 2003
      100,000                $6.00                  July 21, 2003
       50,000                $5.46                  July 25, 2003
       50,000                $1.25                   July 2, 2004
       20,000                $1.19             September 24, 2004
      106,045                $0.94               December 8, 2004

     On February 10, 1997, the Board of directors granted a total of 4,488,000 options to purchase Common Shares to directors and employees of ATSI under the 1997 Stock Option Plan. Certain grants were considered vested based on past service as of February 10, 1997. The 1997 Stock Option Plan was approved by a vote of the stockholders at our Annual Meeting of Shareholders on May 21, 1997.

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

     Since December 16, 1998, the Board of Directors have approved the granting of an additional 254,000 in options to employees of ATSI.

     A summary of the status of our 1997 and 1998 Stock Option Plans for the years ended July 31, 1998, 1999 and 2000 and changes during the periods are presented below:

                                                           Years Ended July 31,
                                         --------------------------------------------------------
1997 Stock Option Plan                              1998                         1999
                                         --------------------------------------------------------
                                                            Weighted                     Weighed
                                                             Average                      Average
                                              Shares        Exercise      Shares         Exercise
                                                             Price                        Price
Outstanding, beginning of year           4,483,000           $0.58      4,655,333         $0.74
Granted                                    429,000           $2.33              -             -
Exercised                                 (245,000)          $0.58       (298,000)        $0.58
Forfeited                                  (11,667)          $1.28       (134,666)        $0.71
                                         ---------                      ---------
Outstanding, end of year                 4,655,333           $0.74      4,222,667         $0.75
                                         =========           =====      =========         =====
Options exercisable at end of year       2,571,332           $0.58      3,271,333         $0.60
                                         =========           =====      =========         =====
Weighted average fair value of
 options granted during the year                             $1.50                         N/A
                                                             =====                        =====

                                          Year Ended July 31,
                                    ------------------------------
1997 Stock Option Plan                          2000
                                    ------------------------------
                                                      Weighted
                                                      Average
                                      Shares          Exercise
                                                      Price

Outstanding, beginning of year      4,222,667          $0.75
Granted                                     -              -
Exercised                          (3,907,331)         $0.66
Forfeited                              (3,333)         $0.58
                                   ----------
Outstanding, end of year              312,003          $1.59
                                   ==========          =====
Options exercisable at end of year    171,667          $1.55
                                   ==========          =====
Weighted average fair value of
 options granted during the year                        N/A
                                                       =====

                                                        Years Ended July 31,
                                    -----------------------------------------------------------
1998 Stock Option Plan                        1999                         2000
                                    -----------------------------------------------------------
                                                         Weighted                       Weighted
                                                         Average                        Average
                                          Shares         Exercise       Shares          Exercise
                                                         Price                          Price
Outstanding, beginning of year                   -           -        1,881,800         $0.63
Granted                                  1,942,300       $0.65          155,000         $2.57
Exercised                                        -           -         (525,255)        $0.57
Forfeited                                  (60,500)      $0.78         (132,334)        $0.69
                                         ---------                    ---------

Outstanding, end of year                 1,881,800       $0.63        1,379,211         $0.70
                                         =========       =====        =========         =====
Options exercisable at end of year               -           -           85,499         $0.60
                                                                      =========         =====
Weighted average fair value of
 options granted during the year                         $0.65                          $1.92
                                                         =====                          =====

     The weighted average remaining contractual life of the stock options outstanding at July 31, 2000 is approximately 6.5 years for options granted under the 1997 Stock Option Plan and approximately 8 years for options granted under the 1998 Stock Option Plan.

     In January 1998, the Board of Directors of our subsidiary, GlobalSCAPE, Inc. approved the 1998 Stock Option Plan (the Plan) for officers, other employees, directors and consultants of GlobalSCAPE. Under the terms of the Plan, up to 728,571 shares of the Company's common stock may be granted in the form of incentive stock options or non-qualified stock options, awarded, or sold to officers, other employees, directors and consultants. The Company awarded approximately 384,000 options under the Plan, which were subsequently cancelled in February 2000. The Company is currently in discussions with the previous option holders regarding the issuance of replacement options.

     In May 2000, the Board of Directors of our subsidiary, GlobalSCAPE approved the 2000 stock option plan (the "Plan") for key employees, non-employee directors, and advisors of GlobalSCAPE. Under the terms of the Plan, up to 3,660,000 shares of the Company's common stock may be granted in the form of incentive stock options or non-qualified stock options. The maximum aggregate number of shares of common stock which may be granted to any optionee during the term of the Plan shall not exceed 2,000,000. The Plan provides that the purchase price per share for incentive stock options and non-qualified stock options shall not be less than the fair market value of the common stock on the date of grant. The maximum term for an option granted is ten years from the date of grant. As of July 31, 2000, no options have been granted under the Plan.

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

     In accordance with APB 25, we recorded deferred compensation expense related to approximately 1.5 million of the options granted based on the increase in our stock price from February 10, 1997, when the options were granted, to May 21, 1997, when the underlying 1997 Stock Option Plan was approved by our shareholders. We recorded additional deferred compensation expense related to approximately 1.5 million of the options granted based on the increase in our stock price from September 9, 1998 to December 17, 1998, when the underlying 1998 Stock Option Plan was approved by our shareholders.

     As of July 31, 1999 and July 31, 2000, we had $465,487 and $119,449,
respectively, of deferred compensation related to options granted.

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

                                                               Year Ended July 31,
                                                ----------------------------------------------------
                                                  1998                 1999                   2000
                                                --------             --------               --------
Net loss to common shareholders
-----------------------------------
As reported                                      ($5,094)             ($7,591)              ($17,138)
Pro forma                                        ($5,936)             ($8,046)              ($17,657)
Basic and diluted loss per share
-----------------------------------
As reported                                       ($0.12)              ($0.16)                ($0.30)
Pro forma                                         ($0.14)              ($0.17)                ($0.31)

     The fair value of the option grant is estimated based on the date of grant using an option pricing model with the following assumptions used for the grants in 1998, 1999 and 2000: Dividend yield of 0.0%, expected volatility of 46%, 62% and between 104% - 141%, (depending on the time of grant) respectively, risk-free interest rate of 5.10%, 6.50% and 6.25%, respectively, and an expected life of ten years. The fair value of these options is being amortized over the three-year vesting period of the options.


     10.  EMPLOYEE BENEFIT PLAN

          In January 1, 1999, the Company established a Retirement Plan, which is a qualified employee profit-sharing program. The purpose of the Plan is to provide a program whereby contributions of participating employees and their employers are systematically invested to provide the employees an interest in the Company and to further their financial independence. Participation in the Plan is voluntary and is open to employees of the Company who become eligible to participate upon the completion of a half-year of continuous service. The term of each Plan Year begins January 1 and ends December 31.

     Participating employees may contribute from 2% to 15% of their total annual compensation, including bonuses, subject to certain limitations, including a $7,000 annual limitation, subject to inflation. Participants may elect to make these contributions on a before-tax or after-tax basis, or both, with federal income taxes on before-tax contributions being deferred until a distribution is made to the participant. Participants' contributions of up to 3% of their elective deferrals are matched 25% by the Company. Participant's contributions in excess of 3% of their annual compensation are not matched by the Company. The Employer may also contribute an additional amount determined in its sole judgement. Such additional contribution, if any, shall be allocated to each Participant in proportion to his or her Compensation for the Plan Year while a Participant.

     Subsequent to December 31, 1999, the Company made a matching contribution of approximately $9,600. No discretionary contribution was made for the Plan Year 1999.


     11.  ACQUISITIONS

     As announced in June 2000, we have signed a definitive agreement to acquire Genesis Communications International, Inc., a privately owned telecommunications company for approximately $37.3 million, to be paid in shares of our common stock. The number of shares to be issued will vary depending on the average of the closing price of our common stock for the ten days preceding closing, with a stated minimum of 4.7 million shares and a stated maximum of 9.6 million shares.

     The following unaudited pro forma results of operations, for the three years ended July 31, 2000, assumes the acquisition of Genesis occurred as of August 1, 1997. Such pro forma information is not necessarily indicative of the results of future operations. Although the Company believes the acquisition may qualify for treatment as a pooling-of-interests, in accordance with generally accepted accounting principles the following pro forma results were prepared assuming the transaction was accounted for as a purchase.

                                                       Year Ended
                          -------------------------------------------------------------------
                              July 31, 1998           July 31, 1999          July 31, 2000
                          ----------------------  ----------------------  -------------------
                                                       (unaudited)
                          -------------------------------------------------------------------
Operating revenues                      $ 47,326                $ 56,382            $  64,809
Gross margin                            $ 15,862                $ 22,021            $  23,415
EBITDA                                   ($3,489)               $    149            $      93
Net loss to common
 shareholders                            ($8,264)                ($7,360)            ($15,567)

Basic and diluted loss
  per share                               ($0.16)                 ($0.13)              ($0.23)

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as the amortization of goodwill, the elimination of intercompany transactions and the elimination of certain personnel costs and professional fees related to the acquisition. We have valued the acquisition at $14,327,343 based on the issuance of 9,551,562 shares of our common stock at a stock price of $1.50 (our closing price on November 8, 2000). For purposes of this pro-forma disclosure we have assumed that the entire valuation will be accounted for as goodwill to be amortized over a period of twenty years.

     The unaudited pro forma information is not necessarily indicative of the results that would have occurred had such transactions actually taken place at the beginning of the period specified nor does such information purport to project the results of operations for any future date or period.

     In January 1999, GlobalSCAPE acquired the rights to the source code of a computer software program known as "CuteFTP/TM/". Prior to January 1999, it had been the distributor of this software under an exclusive distribution agreement executed in June 1996 with the software's author. They acquired the rights to CuteFTP/TM/ in exchange for cash payments totaling approximately $190,000 in January and February 1999 and an additional $756,000 to be paid in twelve monthly installments.

     In July 2000, we acquired Grupo Intelcom, S.A. de C.V., a Mexican company, which owned a long distance license issued by the Mexican government. The terms of the agreement called for us to purchase 100% of the stock of Grupo Intelcom from Alfonso Torres Roqueni (a 51% stockholder) and COMSAT Mexico, S.A. de C.V., (a 49% stockholder) for a total purchase price of approximately $4,176,000 consisting of $755,000 in cash, $500,000 in the form of a note payable, which was paid off prior to July 31, 2000, 400,000 shares of our common stock valued at approximately $2.5 million and 100,000 warrants exercisable at $6.00 for a period of three years and valued at approximately $440,000.


     12.   SEGMENT REPORTING

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. In an attempt to identify our reportable operating segments, we considered a number of factors or criteria. These criteria included segmenting based upon geographic boundaries only, segmenting based on the products and services provided, segmenting based on legal entity and segmenting by business focus. Based on these criteria we have determined that we have three reportable operating segments: (1) U.S. Telco; (2) Mexico Telco; and (3) Internet e-commerce. Our Internet e-commerce subsidiary, GlobalSCAPE, Inc. and its operations can be differentiated from the telecommunication focus of the rest of ATSI. Additionally, we believe that our U.S. and Mexican subsidiaries should be separate segments even though many of the products are borderless. Both the U.S. Telco and Mexican Telco segments include revenues generated from Integrated Prepaid, Postpaid, and Private Network Services. Our Carrier Services revenues, generated as a part of our U.S. Telco segment, are the only revenues not currently generated by both the U.S. Telco and Mexico Telco segments. We have included the operations of ATSI-Canada, ATSI-Delaware and all businesses falling below the reporting threshold in the "Other" segment. The "Other" segment also includes intercompany eliminations.

     We have used earnings before interest, taxes, depreciation and amortization (EBITDA) in our segment reporting as it is the chief measure of profit or loss used in assessing the performance of each of our segments.


                                                     As of and for the years ending
                                      ---------------------------------------------------------
                                          July 31, 1998       July 31, 1999      July 31, 2000
U.S. Telco
-----------------------------------------------------------------------------------------------
External revenues                            $ 26,695,690       $ 25,519,967      $  27,359,003
Intercompany revenues                        $  1,300,000       $  1,951,656      $   2,617,760
                                             ------------       ------------      -------------
Total revenues                               $ 27,995,690       $ 27,471,623      $  29,976,763
                                             ============       ============      =============

EBITDA                                           ($16,807)       ($1,785,694)       ($4,680,052)

Operating loss                                ($1,294,037)       ($3,782,919)       ($6,912,446)

Net loss                                      ($1,819,986)       ($4,405,213)       ($7,353,641)

Total assets                                 $ 10,049,021       $ 11,229,863      $  12,555,903

Mexico Telco
-----------------------------------------------------------------------------------------------
External revenues                            $  6,298,620       $  6,355,936      $   6,941,761
Intercompany revenues                        $  5,136,541       $  3,901,246      $   2,427,907
                                             ------------       ------------      -------------
Total revenues                               $ 11,435,161       $ 10,257,182      $   9,369,668
                                             ============       ============      =============

EBITDA                                        ($1,434,261)       ($1,050,963)         ($473,752)

Operating loss                                ($1,927,928)       ($2,098,527)       ($2,528,919)

Net loss                                      ($2,564,103)       ($2,437,230)       ($3,295,340)

Total assets                                 $ 17,228,025       $ 11,778,300      $   9,808,068


Internet  e-commerce
-----------------------------------------------------------------------------------------------
External revenues                            $  1,525,517       $  2,642,376      $   5,128,096
Intercompany revenues                              25,000                  -                  -
                                             ------------       ------------      -------------
Total revenues                               $  1,550,517       $  2,642,376      $   5,128,096
                                             ============       ============      =============

EBITDA                                       $    215,051       $  1,052,015      $   2,007,993

Operating income                             $    188,658       $    873,832      $   1,623,067

Net income                                   $    197,698       $    854,068      $   1,570,857

Total assets                                 $    537,289       $  1,222,238      $   2,245,590

Other
-----------------------------------------------------------------------------------------------
External revenues                                       -                  -                  -
Intercompany revenues                         ($6,461,541)       ($5,852,902)       ($5,045,667)
                                             ------------       ------------      -------------
Total revenues                                ($6,461,541)       ($5,852,902)       ($5,045,667)
                                             ============       ============      =============

EBITDA                                          ($408,783)           ($7,000)           ($5,000)

Operating loss                                  ($433,683)          ($31,900)          ($13,385)

Net loss                                        ($907,570)       ($1,602,709)       ($8,059,143)

Total assets                                  ($3,563,743)          ($76,108)     $   2,284,389

Total
-----------------------------------------------------------------------------------------------
External revenues                            $ 34,519,827       $ 34,518,279      $  39,428,860
Intercompany revenues                                   -                  -                  -
                                             ------------       ------------      -------------
Total revenues                               $ 34,519,827       $ 34,518,279      $  39,428,860
                                             ============       ============      =============

EBITDA                                        ($1,644,800)       ($1,791,642)       ($3,150,811)

Depreciation, Depletion and                   ($1,822,190)       ($3,247,872)       ($4,680,872)
 Amortization

Operating loss                                ($3,466,990)       ($5,039,514)       ($7,831,683)

Net loss to common shareholders               ($5,093,961)       ($7,591,084)      ($17,137,267)

Total assets                                 $ 24,250,592       $ 24,154,293      $  26,893,950


     13.  INCOME TAXES

     As of July 31, 2000, we had net operating loss carryforwards of approximately $15,512,000 for U.S. federal income tax purposes which are available to reduce future taxable income of which $534,000 will expire in 2009, $2,385,000 will expire in 2010, $2,083,000 will expire in 2011, $2,894,000 will expire in 2012, $2,028,000 will expire in 2019 and $5,588,000 will expire in 2020. The availability of the net operating loss (NOL) carryforwards to reduce U.S. federal taxable income is subject to various limitations in the event of an ownership change as defined in Section 382 of the Internal Revenue Code of 1986 (the "Code"). We experienced a change in ownership in excess of 50 percent, as defined in the Code, during the year ended July 31, 1998. This change in ownership limits the annual utilization of NOL under the Code to $1,284,000 per year, but does not impact our ability to utilize our NOL's because the annual limitation under the Code would allow full utilization within the statutory carryforward period. It is likely that we have experienced an additional change in ownership in excess of 50 percent, during or subsequent to fiscal year-end 2000 which may further limit the annual utilization of NOL's goingforward.

     The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows as of July 31, 1999 and 2000:

                                          July 31, 1999       July 31, 2000
                                        ------------------  ------------------
Net operating loss carryforward               $ 3,174,000         $ 5,274,000

Other tax differences, net                        839,000             467,000

Valuation allowance                            (4,013,000)         (5,741,000)
                                        ------------------  ------------------
Total deferred income tax assets              $         -         $         -
                                        ==================  ==================

     A valuation reserve of $4,013,000 and $5,741,000, as of July 31, 1999 and 2000, respectively, representing the total of net deferred tax assets has been recognized as we cannot determine that it is more likely than not that all of the deferred tax assets will be realized.

  Additionally, our effective tax rate differs from the statutory rate as the tax benefits have not been recorded on the losses incurred for the years ended July 31, 1998, 1999 and 2000.


     14.  COMMITMENTS AND CONTINGENCIES

     During the years ended July 31, 1998 and 1999, nine of our officers entered into employment agreements with ATSI-Texas or ATSI-Delaware, generally for periods of up to three years (with automatic one-year extensions) unless terminated earlier in accordance with the terms of the respective agreements. The annual base salary under such agreements for each of these nine officers range from $75,000 to $100,000 per annum, and is subject to increase within the discretion of the Board. In addition, each of these officers is eligible to receive a bonus in such amount as may be determined by the Board of directors from time to time. Bonuses may not exceed 50% of the executive's base salary in
any fiscal year.   No bonuses were paid during fiscal 1999 or fiscal 2000.

     Effective August 1998, two of the aforementioned officers entered into employment agreements with ATSI-Delaware, which superceded their previous agreements, each for a period of three years (with automatic one-year extensions) unless terminated earlier in accordance with the terms of the respective agreements. The annual base salary under such agreements for each of these two officers may not be less than $127,000 and $130,000, respectively, per annum, and is subject to increase within the discretion of the Board. In addition, each of these officers is eligible to receive a bonus in such amount as may be determined by the Board of directors from time to time. Bonuses may not exceed 50% of the executive's base salary in any fiscal year. No such bonuses were awarded for fiscal 1999 and fiscal 2000.

     During fiscal 2000, three officers whose employment agreements were to expire January 1, 2000 were informed that their agreements would not be renewed under the current terms and conditions. Two of the three officers have since entered into new employment agreements with ATSI-Delaware, each for a period of one year unless earlier terminated in accordance with the terms of the respective agreements. The annual base salaries under such agreements may not be less than approximately $101,000 and $105,000, respectively, per annum, and is subject to increase within the discretion of the Board. In addition, each of these officers is eligible to receive a bonus in such amount as may be determined by the Board of directors from time to time. Bonuses may not exceed 50% of the executive's base salary in any fiscal year. A bonus of $25,000 was declared by the Board of Directors for one of these officers during fiscal year 2000. As of October 31, 2000, the bonus has not been paid.

     During fiscal 2000, three additional officers whose employment agreements were to expire January 1, 2001 were informed that their agreements would not be renewed.

     Additionally, during fiscal 2000, two additional officers entered into employment agreements with ATSI-Delaware each for a period of one year unless earlier terminated. The annual base salaries under such agreements may not be less than approximately $75,000 and $150,000, respectively, per annum, and is subject to increase within the discretion of the Board. In addition, each of these officers is eligible to receive a bonus in such amount as may be determined by the Board of directors from time to time. Bonuses may not exceed 50% of the executive's base salary in any fiscal year.


     15.  RISKS AND UNCERTAINTIES AND CONCENTRATIONS

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

     During the year ended July 31, 1998, none of our customers had aggregated revenues greater than 10%. During the years ended July 31, 1999 and 2000, our carrier services business had two customers, whose aggregated revenues approximated 10% and 40%, respectively, of our total revenues. In addition, one customer generated revenues greater than 5% during the year ended July 31, 2000.



     16.  RELATED PARTY TRANSACTIONS

     In February 2000, our Board of Directors approved a plan to lend approximately $1.5 million, at a market interest rate, in the aggregate to certain key executive officers to allow them to exercise approximately 2,250,000 of their vested options. The executive officers who borrowed under the plan must adhere to the following conditions: 1) they must contribute 10% in cash of the amount borrowed; 2) the stock obtained with the exercises must be escrowed under a twelve month standstill agreement or until such time as the note is paid; and
3) any derivative equity obtained from the stock's ownership must be escrowed for a six-month period. As of April 30, 2000, we had lent approximately $1.2 million to key executive officers allowing them to exercise vested options. We recognized the transaction by recording a note receivable for each executive officer. As of July 31, 2000, the note receivable balance was approximately $1.1 million.

     In January 1997, ATSI-Canada entered into an agreement with an international consulting firm, of which ATSI-Delaware director Carlos K. Kauachi is president, for international business development support. Under the terms of the agreement, we paid the consulting firm $8,000 per month for a period of twelve months. In January 1998, the agreement was renewed at $10,000 per month for a period of twelve months. In March 1999, the agreement was renewed at $6,000 per month for a period of twelve months. Subsequent to February 2000, the agreement was continued on a month-to-month basis until July 2000 when it was terminated.

     In April 1998, we engaged two companies for billing and administrative services related to network management services we provide. The companies, which are owned by Tomas Revesz, an ATSI-Delaware director, were paid approximately $140,000 for their services during fiscal 1998. Subsequent to year-end, we entered into an agreement with the two companies capping their combined monthly fees at $18,500 per month. For fiscal 1999 and 2000, the companies were paid for services rendered of approximately $180,000 and $160,000, respectively. Additionally, we have a payable to Mr. Revesz of $90,000.

     In February 1999, we entered into notes payable with related parties, all of whom were officers or directors of ATSI in the amount of $250,000. The notes accrued interest at a rate of 12% per year until paid in full. As of July 31, 2000, the notes were paid in full.

     We have entered into a month-to-month agreement with Technology Impact Partners, a consulting firm of which Company director Richard C. Benkendorf is principal and owner. Under the agreement, Technology Impact Partners provides us with various services that include strategic planning, business development and financial advisory services. Under the terms of the agreement, we pay the consulting firm $3,750 per month plus expenses. At July 31, 1999 and July 31, 2000, we had a payable to Technology Impact Partners of approximately $74,000 and approximately $112,000, respectively.

     On August 1, 2000 we entered into a consulting agreement with Charles R. Poole, former President and Chief Operating Officer of ATSI-Delaware, to perform certain consulting services for the period beginning August 1, 2000 and ending December 31, 2000 in the amount of approximately $10,583 per month.


     17.  LEGAL PROCEEDINGS

     In January 1999, we terminated a wholesale carrier services contract with Twister Communications, Inc. for failure to pay for services rendered. On January 29, 1999, while we were attempting to collect payments from them, they filed a Demand for Arbitration seeking damages for breach of contract before the American Arbitration Association. The customer claims that we wrongfully terminated an International Carrier Services Agreement executed by the parties in June 1998 under which we provided wholesale carrier services from June 1998 to

January 1999. The customer's claims for damages represent amounts that it claims it had to pay in order to replace the service provided by us.

     We dispute that we terminated the contract wrongfully and assert that the customer breached the agreement by failing to pay for services rendered and by intentionally making false representation regarding our traffic patterns and on March 3, 1999 we filed a Demand for Arbitration seeking damages for breach of contract in an amount equal to the amounts due to us for services rendered plus interest, plus additional damages for fraud. Although an arbitration panel was initially selected, Twister has since filed for bankruptcy and has not pursued any discovery in this matter. We are monitoring the bankruptcy proceeding to determine whether we can recover a portion of the amount owed us.

     We believe that we have a justifiable basis for our arbitration demand and that we will be able to resolve the dispute without a material adverse effect on our financial condition. Moreover, given the bankruptcy proceeding, we do not believe that Twister will pursue the arbitration. Until the arbitration proceedings are formally dropped or take place, we can not reasonably estimate the possible loss, if any, and there can be no assurance that the resolution of this dispute would not have an adverse effect on our results of operations.

     On June 16, 1999, our subsidiary, ATSI Texas initiated a lawsuit in District Court, Bexar County, Texas against PrimeTEC International, Inc., Mike Moehle and Vartec Telecom, Inc. claiming misrepresentation and breach of conduct. Under an agreement signed in late 1998, PrimeTEC was to provide quality fiber optic capacity in January 1999. Mike Moehle is PrimeTEC's former president who negotiated the fiber lease and Vartec is PrimeTEC's parent, which was to provide the fiber capacity. The delivery of the route in early 1999 was a significant component of our operational and sales goal for the year and the failure of our vendor to provide the capacity led to our negotiating an alternative agreement with Bestel, S.A. de C.V. at a higher cost. While the total economic impact is still being assessed, we believe lost revenues and incremental costs are in excess of $15 million. While our contract contains certain limitations regarding the type and amounts of damages that can be pursued, we have authorized our attorneys to pursue all relief to which we are entitled under law. As such, we can not reasonably estimate the ultimate outcome of neither this lawsuit nor the additional costs that may be incurred in the pursuit of our case.

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


     18.   SUBSEQUENT EVENTS

     On September 12, 2000, we completed the distribution of a portion of our ownership in our wholly owned subsidiary GlobalSCAPE to our shareholders. The distribution was part of a previously announced plan to distribute or spin-off a portion of our ownership in GlobalSCAPE contemporaneously with a public offering of GlobalSCAPE, in order to raise funds for GlobalSCAPE's growth and ATSI's general corporate purposes. GlobalSCAPE and ATSI decided not to make a public offering of GlobalSCAPE common stock contemporaneously with the distribution in light of current market conditions. We distributed approximately 3,444,833 of our 12,920,000 shares to our shareholders. The distribution represented approximately 27% of our ownership and does not include approximately 500,000 additional shares reserved to be distributed to shareholders of Genesis Communications International, Inc. pending the close of our acquisition of Genesis. The distribution did not generate any proceeds to ATSI or GlobalSCAPE and resulted in approximately $300,000 of expense to GlobalSCAPE for legal and accounting fees, printing and distribution costs.

     In October 2000, we issued 2,500 shares of Series E Preferred Stock and warrants to purchase 909,091 shares of common stock for cash proceeds of approximately $2.5 million. Subject to the completion of certain conditions, we may issue an additional 7,500 shares of Series E Preferred Stock and warrants to purchase 2,727,273 shares of common stock for cash proceeds of approximately $7.5 million. The Series E Preferred Stock does not accrue dividends.

     The conditions referenced above include: a) the closing of the Company's acquisition of Genesis Communications International, Inc. b) registration of the Common Stock underlying the Series E Preferred Stock and Warrants and c) an investment in ATSI by an additional investor previously approved by the institutional investor. The Series E Preferred Stock also allows the investor to invest up to an additional $8 million, but restricts their ownership to no more than 5% of our common stock at any point in time.

     The Series E Preferred Stock may be converted into Common Stock for up to three years at the lesser of a) the market price - defined as the average of the closing bid price for the five lowest of the ten trading days prior to conversion or b) the fixed conversion price - defined as 120% of the lesser of the average closing bid price for the ten days prior to closing or the October 12, 2000 closing bid price. The conversion price will be reset on the later of February 11, 2001 (four months from October 11, 2000) or the date of an effective registration statement. The reset price will be the lesser of the "market price" as defined above or the "fixed conversion price" defined above subject to a floor price of 75% of the fixed conversion price. If the closing bid price falls below the floor price for any ten trading days in a consecutive twenty-day trading period, the floor price will be terminated.

     The terms of our Series E Preferred Stock restrict us from declaring and paying dividends on our common stock until such time as all outstanding dividends have been fulfilled related to collectively, the Preferred Stock.

     The terms of our Series E Preferred Stock allow for mandatory redemption by the holder upon certain conditions. The Series E Preferred Stock allows the holder to elect redemption at $1250 per share plus 6% per annum if: 1) ATSI refuses conversion notice, 2) an effective registration statement is not obtained by prior to March 11, 2001, 3) bankruptcy proceedings are initiated against the Company, 4) the SCT limits or terminates the scope of the concession or, 5) if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement of the 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2000 Annual Meeting of Stockholders.


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

4.11 Form of 1997 Option Plan Agreement (Exhibit 10.7 to Registration statement on Form 10 (No. 000-23007) filed August 22, 1997)

4.12 American TeleSource International, Inc. 1998 Stock Option Plan (Exhibit
     4.7 to Registration statement on Form S-8 filed January 11, 2000)

4.13 Form of letter dated December 30, 1999 from H. Douglas Saathoff, Chief Financial Officer of American TeleSource International, Inc. to holders of Convertible Notes (Exhibit 4.1 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000

4.14 Form of letter dated January 24, 2000 from H. Douglas Saathoff, Chief Financial Officer of American TeleSource International, Inc. to holders of Convertible Notes (Exhibit 4.2 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.15 Registration Rights Agreement between American TeleSource International, Inc. and Kings Peak, LLC dated February 4, 2000 (Exhibit 4.4 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.16 Form of Convertible Note for $2.2 million principal issued March 17, 1997 (Exhibit 4.5 to Registration statement on Form S-3(No. 333-35846) filed April 28, 2000)

4.17 Form of Modification of Convertible Note (Exhibit 4.6 to Registration statement on Form S-3(No. 333-35846) filed April 28, 2000)

4.18 Promissory Note issued to Four Holdings, Ltd. dated October 17, 1997 (Exhibit 4.7 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.19 Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated February 22, 2000 (Exhibit 4.5 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.20 Certificate of Designation, Preferences and Rights of 6% Series D Cumulative Convertible Preferred Stock (Exhibit 4.6 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.21 Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated February 22, 2000 (Exhibit 4.7 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.22 Common Stock Purchase Warrant issued to Corporate Capital Management LLC by ATSI dated February 22, 2000 (Exhibit 4.8 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.23 Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated February 22, 2000 (Exhibit 4.9 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

10.1 Agreement with SATMEX (Agreement #095-1) (Exhibit 10.31 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007))

10.2 Agreement with SATMEX (Agreement #094-1) (Exhibit 10.32 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007))

10.3 Amendment to Agreement #094-1 with SATMEX (Exhibit 10.3 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25, 2000) Confidential treatment requested for portions of this document. Omitted materials filed separately with the Commission.

10.4 Amendment to Agreement #095-1 with SATMEX (Exhibit10.4 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25, 2000) Confidential treatment requested for portions of this document. Omitted materials filed separately with the Commission.

10.5 Bestel Fiber Lease (Exhibit 10.5 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.6 Addendum to Fiber Lease with Bestel, S.A. de C.V. (Exhibit 10.6 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25,
     2000) Confidential treatment requested for portions of this document. Omitted materials filed separately with the Commission.

10.7 Lease Finance Agreements between IBM de Mexico and ATSI-Mexico (Exhibit
     10.21 to Amendment No. 1 to Registration statement on Form 10 (No. 023007) filed September 11, 1997)

10.8 between IBM de Mexico and ATSI-Mexico (to be filed)

10.9 Master Lease Agreement with NTFC (Exhibit 10.9 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.10 BancBoston Master Lease Agreement (Exhibit 10.10 to Amended Annual Report on Form 10-K for year ended July31, 1999 filed August 25, 2000) Confidential treatment requested for portions of this document. Omitted materials filed separately with the Commission.

10.11 Employment Agreement with Arthur L. Smith dated - February 28, 1997(Exhibit 10.16 to Registration statement on Form 10 (No. 333-05557) filed August 22, 1997)

10.12 Employment Agreement with Arthur L. Smith dated September 24, 1998 (Exhibit 10.12 to Amended Annual Report on Form 10-K filed April 14, 2000)

10.13 Employment Agreement with Sandra Poole-Christal dated January 1, 1998 (Exhibit 10.15 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.14 Employment Agreement with H. Douglas Saathoff dated February 28, 1997(Exhibit 10.17 to Registration statement on Form 10 (No. 333-05557) filed August 22, 1997)

10.15 Employment Agreement with H. Douglas Saathoff dated January 1, 2000 (Exhibit 10.19 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.16 Office Space Lease Agreement (Exhibit 10.14 to Registration statement on Form S-4 (No. 333-05557) filed June 7, 1996)

10.17 Amendment to Office Space Lease Agreement (Exhibit 10.14 to Registration statement on Form S-4 (No. 333-05557) filed June 7, 1996)

10.18 Commercial Lease with ACLP University Park SA, L.P. (Exhibit 10.23 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.19 Amendment to Commercial Lease with ACLP University Park SA, L.P. (Exhibit
     10.24 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.20 Commercial Lease between GlobalSCAPE, Inc. and ACLP University Park SA, L.P (Exhibit 10.25 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.21 Amendment to Commercial Lease between GlobalSCAPE, Inc. and ACLP University Park SA, L.P (Exhibit10.26 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.22 Compensation Agreement between ATSI-Texas and James McCourt relating to Guarantee of Equipment Line of Credit by James McCourt (Exhibit 10.3 to Registration statement on Form 10 (No. 000-23007) filed on August 22, 1997)

10.23 Consulting Agreement with KAWA Consultores, S.A. de C.V. (Exhibit 10.28 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

11 Statement of Computation of Per Share Earnings (Exhibit 11 to Annual Report on Form 10-K for year ended July 31, 2000 filed November 14, 2000)

22 Subsidiaries of ATSI (Exhibit 22 to Annual Report on Form 10-K for year ended July 31, 2000 filed November 14, 2000)

23 Consent of Arthur Andersen LLP) (Exhibit to this Annual Report on Form 10-K for year ended July 31, 2000 filed November 14, 2000)

27 Financial Data Schedule (Exhibit 27 to Annual Report on Form 10-K for year ended July 31, 2000 filed November 14, 2000)

99.1 FCC Radio Station Authorization - C Band (Exhibit 10.10 to Registration statement on Form S-4 (No. 333-05557) filed June 7, 1996)

99.2 FCC Radio Station Authorization - Ku Band (Exhibit 10.11 to Registration statement on Form 10 (No. 333-05557) filed June 7, 1996)

99.3 Section 214 Certification from FCC (Exhibit 10.12 to Registration statement on Form 10 (No. 333-05557) filed June 7, 1996)

99.4 Comercializadora License (Payphone License) issued to ATSI-Mexico (Exhibit
     10.24 to Registration statement on Form 10 (No. 000-23007) filed August 22,
     1997)

99.5 Network Resale License issued to ATSI-Mexico (Exhibit 10.25 to Registration statement on Form 10 (No. 000-23007) filed August 22, 1997)

99.6 Shared Teleport License issued to Sinfra (Exhibit 99.7 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

99.7 Packet Switching Network License issued to SINFRA (Exhibit 10.26 to Registration statement on Form 10 (No. 000-23007) filed August 22, 1997)

99.8 Value-Added Service License issued to SINFRA(Exhibit 99.9 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, in San Antonio, Texas on November 14, 2000.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.


                    By:  /s/ Arthur L. Smith
                         -------------------------
                         Arthur L. Smith
                         Chief Executive Officer


                    By:  /s/ H. Douglas Saathoff
                         -------------------------
                         H. Douglas Saathoff
                         Senior Vice President and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 14, 2000.

     Signature                                  Title
     ---------                                  -----

     /s/ ARTHUR L. SMITH              Chairman of the Board, Chief
     -------------------
                                      Executive Officer, Director
                                      (Principal Executive Officer)

     /s/ H. DOUGLAS SAATHOFF          Chief Financial Officer and Senior
     -----------------------          Vice President
                                      (Principal Accounting and Finance Officer)

     /s/ RICHARD C. BENKENDORF                 Director
     -------------------------

     /s/ CARLOS K. KAUACHI                     Director
     ---------------------

     /s/ MURRAY R. NYE                         Director
     -----------------

     /s/ TOMAS REVESZ                          Director
     ----------------