Form 10-K/A
period 2000-07-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 2000-11-28
CIK 1014052

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------

                            Washington, D.C. 20549

                            -----------------------
                              FORM 10-K/A NUMBER 1

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

                            _______________________
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
                           --------------------------
filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
                                                ---------
Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant at November 9, 2000, was approximately $10,500,000. There were 67,986,944 shares of Common Stock outstanding at November 9, 2000, and the closing sales price on the AMEX for our Common Stock was $1.50 on such date.

         Explanatory Note

         This Form 10-K/A Number 1 is being filed in order to include the information required by Items 10 - 13 originally intended to be incorporated by reference to the information to be included in the Company's Proxy Statement of the 2000 Annual Meeting of Stockholders.


         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         The following table sets forth certain information concerning the current directors and executive officers of the Company:



Name                             Age     Position Held
----                             ---     -------------
Arthur L. Smith                  36      Chief Executive Officer and Chairman of
                                         the Board of Directors
Charles R. Poole                 57      President
H. Douglas Saathoff              38      Chief Financial Officer, Senior
                                         Executive Vice President and Treasurer
K. Earl Posey                    57      Senior Vice President, Human Resources
                                         and Administration
J. Christopher Cuevas            35      Vice President, Corporate Controller
Karen R. Mella                   42      Vice President, Investor Relations and
                                         Corporate Communications
Raymond G. Romero                46      Vice President, General Counsel and
                                         Corporate Secretary
Sandra Poole-Christal            34      President of GlobalSCAPE, Inc.
Jesus Enriquez                   48      Senior Vice President, Director
                                         General, ATSI-Mexico
Murray R. Nye                    48      Director
Tomas Revesz                     63      Director
Richard C. Benkendorf            61      Director
Carlos K. Kauachi                60      Director


     Arthur L. Smith has served as Chief Executive Officer and a director of the Company since its formation in June 1996 and served as President of the Company since its formation in June 1996 to July 1998. Mr. Smith also served as President, Chief Operating Officer and a director of ATSI-Canada since its formation in May 1994. From December 1993 until May 1994, Mr. Smith served in the same positions with Latcomm International Inc., which company amalgamated with Willingdon Resources Ltd. to form ATSI-Canada in May 1994. Mr. Smith has also served as President and Chief Executive Officer of American TeleSource International, Inc., a Texas corporation ("ATSI-Texas"), one of the Company's principal operating subsidiaries, since December 1993. From June 1989 to December 1993, Mr. Smith was employed as director of international sales by GeoComm Partners, a satellite-based telecommunications company located in San Antonio, providing telecommunications services to Latin America. Mr. Smith has over ten years experience in the telecommunications industry.

     Charles R. Poole resigned as President of the Company effective July 31, 2000. Mr. Poole served as President of the Company from July 1998 to July 2000 and served as Chief Operating Officer of the Company from December 1997 to July 1998. Mr. Poole served as Vice President of the Company from February 1997 to December 1997. Mr. Poole has also served as Senior Vice President-Sales and Marketing of ATSI-Texas since February 1997. From February 1995 to January 1997, Mr. Poole served as Senior Vice President for A+ Communications, responsible for paging, cellular and telemessaging sales. From April 1994 to February 1995, Mr. Poole served as Senior Vice President of American Paging, a communications company. Mr. Poole has over fifteen years experience in the telecommunications industry. Mr. Poole is the father of Sandra Poole-Christal, President of the Company's subsidiary, GlobalSCAPE, Inc.

     H. Douglas Saathoff, C.P.A., has served as Senior Executive Vice President of the Company since July 2000. Mr. Saathoff has served as Treasurer and Chief Financial Officer of the Company since its formation in June 1996. Mr. Saathoff also served as Secretary and Senior Vice President of the Company from June 1996 to July 2000. Mr. Saathoff also served as Vice President, Chief Financial Officer and Treasurer of ATSI-Canada since February 1996 and Secretary since June 1996. Mr. Saathoff has served as Vice President-Finance of ATSI-Texas since June 1994 and as Secretary and Treasurer of ATSI-Texas since October 1994. Prior to joining the Company, Mr. Saathoff served in various accounting roles including Financial Reporting Manager for U.S. Long Distance Corp., a San Antonio-based, publicly traded long distance telecommunications company and as an accountant with Arthur Andersen LLP for five years.

     K. Earl Posey has served as Senior Vice President, Human Resources since January 2000. From January 1999 to December 1999, Mr. Posey served as an instructor at Belmont and Vanderbilt University. Mr. Posey served as Vice-President Human Resources for PMT Services, Inc. a Nashville-based telecommunications company from April 1997 to December 1998. Prior to that time, he served as Vice-President, Human Resources with A+ Communications from January 1993 to April 1997. Mr. Posey previously held positions in human resources and manufacturing with Nortel Networks, Inc., Black and Decker Manufacturing Company and ITT Telecommunications as well.

     J. Christopher Cuevas, C.P.A, has served as Vice President, Corporate Controller since April 2000. Mr. Cuevas served as Corporate Controller from August 1998 to April 2000. From December 1994 to August 1998, he served in various roles within the Company including Manager of Financial Reporting and Director of Reporting. From January 1991 to November 1994, Mr. Cuevas served as Manager of Financial Reporting for Eastex Energy, Inc. a Houston-based, publicly traded energy company. Prior to that time, Mr. Cuevas served in several accounting roles including two years as an accountant with Price Waterhouse.

     Karen R. Mella, has served as ATSI's Vice President, Investor Relations and Corporate Communications since April 2000. In addition, Ms. Mella served as Director of Investor Relations from January 1997 to April 2000. From October 1995 to February 1997, she served as Director of Investor Relations for USLD Communications, Inc., a San Antonio-based long distance communications company, publicly traded on Nasdaq. Prior to that time, Ms. Mella was the Manager of Investor Relations for Titan Holdings, Inc., a San Antonio-based property and casualty insurance company, publicly traded on the NYSE.

     Raymond G. Romero, has served as Vice President, General Counsel and Corporate Secretary since July 2000. From October 1999 through April 2000, Mr. Romero was employed as Vice President, Business Development for Open World Communications, Inc. and from April 1999 through September 1999, he was employed as President of Eurotech International, Inc., both Internet companies. Prior to that time he served in a variety of roles including serving as a Partner with Competitive Strategies Group, Ltd., a telecommunications consulting firm from April 1997 through April 1999 and as Vice President and General Counsel for Ameritech International, an international telecommunications company, from April 1991 through December 1995.

     Sandra Poole-Christal has served as President of GlobalSCAPE, Inc. since January 1, 1998. Ms. Poole-Christal founded GlobalSCAPE, Inc. in 1996 at the request of the Company. Ms. Poole-Christal was one of the founding employees of the Company, serving as its Director of International Sales and Marketing from January 1994 until April 1996. Prior to joining the Company, Ms. Poole-Christal served as an account executive with GeoComm Partners. Ms. Poole-Christal holds a BA in Communications from Baylor University. Ms. Poole-Christal is the daughter of Charles R. Poole, who was President of the Company until July 31, 2000.

     Jesus Enriquez has served as Senior Vice President of the Company since February 1998, and as Director General of American TeleSource International de Mexico, S.A. de C.V. (ATSI-Mexico), one of the Company's principal operating subsidiaries, since August 1996. From March 1995 to July 1996 Mr. Enriquez served as Commercial Director of ATSI-Mexico. From January 1989 to February 1995, Mr. Enriquez was the Director

General of Servicios Espectro Radioelectricos ("SERSA"), an international communications company in Mexico City.

     Murray R. Nye has served as a director of the Company since its formation in June 1996. Mr. Nye also served as Chief Executive Officer and a director of ATSI-Canada from its formation in May 1994. From December 1993 until May 1994, Mr. Nye served in the same positions with Latcomm International Inc., which company amalgamated with Willingdon Resources Ltd. to form ATSI-Canada in May 1994. From 1992 to 1995, Mr. Nye served as President of Kirriemuir Oil & Gas Ltd. From 1989 until 1992, Mr. Nye was self-employed as a consultant and Mr. Nye is again currently self-employed as a consultant. Mr. Nye serves as a director of D.M.I. Technologies, Inc., an Alberta Stock Exchange-traded company.

     Tomas Revesz has served as a director of the Company since its formation in June 1996. Mr. Revesz has served as President of Long Distance International, Inc., a long distance reseller, since October 1993. From 1983 to June 1993, Mr. Revesz served as President of Star Long Distance, Inc., also a long distance reseller. From January 1990 until August 1993, Mr. Revesz served as Vice President of Operations of AAA Telephone & Communications, Inc., a telephone interconnection company.

     Richard C. Benkendorf has served as a director of the Company since October 1996. From 1991 to present, Mr. Benkendorf has been a principal of Technology Impact Partners, which provides advisory and investment services. From 1989-1991, Mr. Benkendorf served as Senior Vice President Investment, Planning, Mergers & Acquisitions and Venture Capital for Ameritech, a communications services company.

     Carlos K. Kauachi has served as a director of the Company since October 1996. From 1996 to present, Mr. Kauachi has been self-employed as a consultant. From 1962 until 1996, Mr. Kauachi served in various positions with Telefonos de Mexico; the then privately owned telecommunications monopoly in Mexico, including Vice President-Telephone Business Development, Vice President-Marketing and Sales and, most recently, Vice President-International Business Development.

Number and Classification of Directors

     Our Amended and Restated Articles of Incorporation provide that the number of directors shall be determined by resolution of the Board of Directors. The Board of Directors has by resolution determined that the number of directors of ATSI shall be six, with such directors being divided into three classes. The members of the Board are divided into three classes: Class A, Class B and Class C, with each class serving a staggered three-year term.

     As a result of the resignation of Robert B. Werner as a director of the Company in November 2000, there are currently five directors. Mr. Smith serves in a class having a term that expires in 2001. Messrs. Kauachi and Revesz have terms which expire in 2002 and Messrs. Benkendorf and Nye have terms which expire in 2003.

Meetings and Committees of the Board

     The Board of Directors of the Company held a total of 17 meetings during the fiscal year ended July 31, 2000. The Compensation Committee, composed of Messrs. Nye, Benkendorf and Kauachi, reviews and makes recommendations to the Board of Directors regarding executive compensation matters and administers the Company's stock option plans. The Audit Committee, composed of Messrs. Benkendorf and Revesz, is responsible for reviewing the Company's financial statements and overseeing the Company's accounting practices and audit procedures. The functions of a nominating committee are performed by the full Board. The Compensation Committee and the Audit Committee held four and seven meetings, respectively, during the fiscal year ended July 31, 2000. No incumbent director of the Company during the fiscal year ended July 31, 2000 attended fewer than 75% of the aggregate number of meetings of the Board on which the director served.

     ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer and each of the Company's other four most highly compensated executive officers whose total cash compensation exceeded $100,000 for services rendered in all capacities for the fiscal years ended July 31, 2000 (collectively, the "Named Executive Officers").


                                             Annual Compensation                     Long-Term Compensation
                                     -----------------------------------------------------------------------------------
                                                                                  Awards           Payouts
                                                                         -------------------------------------
                                                               Other                 Securities
                                                               Annual    Restricted  Underlying    LTIP     All Other
                            Fiscal                          Compensation   Stock      Options/    Payout   Compensation
Name And Principal Position  Year  Salary ($)     Bonus ($)    ($)(1)    Awards ($)   SARs (#)      ($)        ($)
---------------------------  ----  ----------     ---------    ------    ----------   --------      ---        ---
Arthur L. Smith(2)........   2000    $124,915     $  4,500          -           -            -        -           -
Chief Executive Officer      1999     129,519            -          -           -      200,000        -           -
                             1998      96,731       10,634          -           -            -        -           -

Charles R. Poole(3) ......   2000     117,231            -          -           -            -        -           -
President                    1999     126,442            -          -           -      150,000        -           -
                             1998      95,808        2,474          -           -       50,000        -           -

H. Douglas Saathoff(4)....   2000      99,163        4,500          -           -            -        -           -
Chief Financial Officer,     1999     102,244            -          -           -      100,000        -           -
Senior Executive Vice        1998      91,394       13,631          -           -            -        -           -
President and Treasurer

Sandra Poole-Christal.....   2000     131,421       59,680          -           -            -        -           -
President, GlobalSCAPE       1999      80,000       40,000          -           -       75,000        -           -
                             1998      73,423       31,000          -           -            -        -           -

(1) Certain of the Company's executive officers receive personal benefits in addition to salary; however, the Company has concluded that the aggregate amount of such personal benefits do not exceed the lesser of $50,000 or 10% of annual salary and bonus for any Named Executive Officer.
(2) Also serves as Chief Executive Officer of American TeleSource International, Inc., a Texas corporation ("ATSI-Texas"), the Company's principal operating subsidiary. Mr. Smith's compensation is paid by ATSI-Texas.
(3) Mr. Poole resigned effective July 31, 2000. Also served as President of ATSI-Texas. Mr. Poole's compensation was paid by ATSI-Texas.
(4) Also serves as Vice President-Finance and Secretary and Treasurer of ATSI-Texas. Mr. Saathoff's compensation is paid by ATSI-Texas.

Employment Agreements

         The Company has entered into employment agreements with certain of its executive officers as follows:

Name                          Term                                       Minimum
                                                                      Annual Salary
Sandra Poole-Christal(1)      January 1, 1998-December 31, 2001(2)       80,000 (3)

Arthur L. Smith           August 1, 1998 - July 31, 2001(2)        $130,000(4)
H. Douglas Saathoff       January 1, 2000 - December 31, 2000      $104,738 (5)

(1) agreement is between Sandra Poole-Christal and the Company's subsidiary GlobalSCAPE, Inc.
(2) agreement provides for an automatic renewal for an additional one-year term unless notice of termination is given 120 days prior to end of initial term.
(3) agreement provides for 6 months of continuing payments in the event of executive's death or disability; if executive is terminated without cause, executive is entitled to continuing payments until the third anniversary of the start date or for 12 months from termination, whichever is longer; if executive resigns following a change in control of GlobalSCAPE, executive is entitled to continuing payments until the third anniversary of the start date, or if agreement has been renewed, until 1 year following anniversary date.
(4) agreement provides for 6 months of continuing payments in the event of executive's death or disability; if executive is terminated without cause or resigns following a change in control in company, executive is entitled to continuing payments until third anniversary of start date or end of 24 months from termination, whichever comes first.
(5) agreement provides for 6 months of continuing payments in the event of executive's death or disability; if executive is terminated without cause, executive is entitled to continuing payments until the third anniversary of the start date or for 12 months from termination, whichever is longer; if executive resigns following a change in control of Company, executive is entitled to continuing payments until the third anniversary of the start date, or if agreement has been renewed, until 1 year following anniversary date.

     The Board may increase each officer's salary, and may pay a bonus to each of them from time to time. Each of the employment agreements provides for early termination under certain conditions, and restricts each executive from various competing and other potentially damaging activities during employment and for a specified time after termination of employment.

     Stock Option Plans

     1997 Option Plan

     The American TeleSource International Inc. 1997 Stock Option Plan (the "1997 Option Plan") was adopted in February 1997 by the Board of Directors of the Company and approved in May 1997 by the Company's shareholders.

     The 1997 Option Plan terminated on February 10, 1998. No further options will be granted under the 1997 Option Plan. All options outstanding under the 1997 Option Plan on the date of termination will remain outstanding under the 1997 Option Plan in accordance with their respective terms and conditions.

     As of July 31, 2000, options for 312,003 shares were outstanding under the 1997 Option Plan at a weighted average exercise price of $1.59 and options for 171,667 shares were exercisable. As of July 31, 2000, 4,450,331 options had been exercised.

     1998 Option Plan

     The American TeleSource International, Inc. 1998 Stock Option Plan (the "1998 Option Plan") was adopted in September 1998 by the Board of Directors of the Company and approved December 1998 by the Company's shareholders.

     The 1998 Option Plan authorizes the grant of up to two million incentive stock options and non-qualified stock options to employees, directors and certain other persons. As of July 31, 2000, the Board had granted options to purchase 2,097,300 shares of Common Stock under the 1998 Option Plan at exercise prices as follows: (i) 1,541,000 at $0.55 per share, (ii) 302,300 at $0.78 per share, (iii) 254,000 at $0.81 - $4.63. As of July 31, 2000, options for
1,379,211 shares were outstanding under the 1998 Option Plan at a weighted average exercise price of $0.70. As of July 31, 2000, 85,499 options were exercisable at a weighted average exercise price of $0.60, 525,255 options had been exercised and 192,834 options had been forfeited.

Stock Option Grants in Fiscal 2000

     No options were granted to the Named Executive Officers during the Company's fiscal year ended July 31, 2000.

Aggregate Option Exercises in Fiscal 2000 and Fiscal Year-End Option Values

     The following table shows stock options exercised by the Named Executive Officers during the fiscal year ended July 31, 2000, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of July 31, 2000. Also reported are the values of "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the Common Stock price as of July 31, 2000.

                               Shares
                              Acquired
                                 On           Value            Number of Securities             Value of Unexercised
                              Exercise       Realized         Underlying Unexercised          In-the-Money Options at
                              --------       --------
Name                             (#)          ($)(1)             Options at FYE(#)                   FYE($)(2)
----                             ---          ------             -----------------                   ---------
                                                           Exercisable    Unexercisable     Exercisable    Unexercisable
                                                           -----------    -------------     -----------    -------------
Arthur L. Smith                866,666        $2,393,998         -           133,334              -           $526,669
Charles R. Poole               383,333           677,833         -            83,334              -            301,336
H. Douglas Saathoff            933,333         2,576,999         -            66,667              -            263,335
Sandra Poole-Christal           40,000           111,150         -            50,000              -            197,500

(1) The values of the exercised options represent the difference between the closing price of the shares underlying the options on the AMEX and the exercise price of the options on the date of exercise. Value realized does not take into account (a) any restrictions on trading as a result of insider trading rules and policies, (b) market conditions and/or (c) the restrictions in "Certain Relationships and Related Transactions" relating to the Board of Directors plans to lend approximately $1.5 million to certain key executive officers allowing them to exercise their vested options.

(2) The values of the unexercised options are based upon the $4.50 closing price per share on July 31, 2000, as reported on the American Stock Exchange, and represent the difference between the fair market value of the shares underlying the options and the exercise price of the options at fiscal year end.

Compensation Committee Interlocks and Insider Participation

     Messrs. Benkendorf, Kauachi and Nye serve on the Compensation Committee. The Compensation Committee met four times in fiscal 2000.

     In January 1997, the Company entered into an agreement with KAWA Consultores, S.A. de C.V., an international consulting firm of which Company director Carlos K. Kauachi is president, for international business development support. Under the terms of the agreement, the Company paid the consulting firm $8,000 per month for a period of twelve months. In January 1998, the agreement was renewed at $10,000 per month (payable in a combination of cash and Common Stock) for a period of twelve months. In March 1999, the agreement was renewed at $6,000 per month for a period of twelve months. Subsequent to February 2000, the agreement was continued month-to-month until July 2000 when it was terminated.

     The Company has entered into a month-to-month agreement with Technology Impact Partners, a consulting firm of which Company director Richard C. Benkendorf, is principal and owner. Under the agreement, Technology Impact Partners provides the Company with various services that include strategic planning, business development and financial advisory services. Under the terms of the agreement, the Company pays the consulting firm $3,750 per month plus expenses. At July 31, 2000, the Company has a payable to Technology Impact Partners of approximately $112,000.

Director Compensation

     Directors are reimbursed their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors. Each director other than Arthur L. Smith receives $1,000 for each meeting of the Board attended excluding telephonic meetings for which each director other than Arthur L. Smith receives $250.

     On September 9, 1998, each of the directors of the Company were granted options to purchase 75,000 shares of Common Stock of the Company, with the exception of Murray R. Nye, who was granted options to purchase 150,000 shares of Common Stock of the Company. In addition, each of the directors serving on a committee of the Board were granted options to purchase an additional 15,000 shares of Common Stock for each committee served on, at an exercise price of $0.55 per share under the 1998 Option Plan.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

     Based on a review of the copies of such forms furnished to the Company and other information, the Company believes that, during the fiscal year ended July 31, 2000, all of its directors and executive officers were in compliance with the applicable filing requirements.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding ownership of the Common Stock as of November 15, 2000 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and each other executive officer of the Company named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.

                                                                         Amount and Nature of
                                                                       Beneficial Ownership of
          Name                                                             Common Stock(1)           Percent of Class
          ----                                                             ---------------           ----------------
Arthur L. Smith (2).....................................................       3,490,282                     5.13%
H. Douglas Saathoff. (3)................................................       1,070,416                     1.57%
Sandra Poole-Christal (4)...............................................          65,000                         *
Murray R. Nye (5).......................................................         525,500                         *
Tomas Revesz (6)........................................................         177,000                         *
Richard C. Benkendorf (7)...............................................         215,000                         *
Carlos K. Kauachi (8)...................................................         165,423                         *
All directors and executive officers as a group (12 persons) (9)........       6,032,952                     8.81%


* Less than 1%

(1) To the knowledge of the Company, each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him. Shares of Common Stock that are not outstanding but that may be acquired by a person upon exercise of options within 60 days of November 15, 2000 are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person but are not deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.
(2) Includes 66,667 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of November 15, 2000
(3) Includes 33,333 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of November 15, 2000.
(4) Includes 25,000 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of November 15, 2000.
(5) Includes 40,000 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of November 15, 2000.
(6) Includes 30,000 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of November 15, 2000.
(7) Includes 35,000 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of November 15, 2000.
(8) Includes 30,000 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of November 15, 2000.
(9) Includes 465,832 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of November 15, 2000.

     The following table sets forth certain information regarding ownership of the Company's approximately 70% owned subsidiary GlobalSCAPE, Inc.'s Common Stock as of November 15, 2000 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company or the Company's subsidiary, (iii) the Chief Executive Officer and each other executive officer of the Company named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.

                                                                         Amount and Nature of
                                                                       Beneficial Ownership of
          Name                                                             Common Stock(1)           Percent of Class
          ----                                                             ---------------           ----------------
Arthur L. Smith ................................................                 171,181                     1.32%
H. Douglas Saathoff ............................................                  51,854                         *

Sandra Poole-Christal .....................................................        2,000                         *
Murray R. Nye .............................................................       24,250                         *
Tomas Revesz ..............................................................        7,350                         *
Richard C. Benkendorf .....................................................        9,000                         *
Carlos K. Kauachi .........................................................        8,271                         *
All directors and executive officers as a group (12 persons) (4)...........      278,356                     2.15%


(1) To the knowledge of the Company, each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him. Shares of Common Stock that are not outstanding but that may be acquired by a person upon exercise of options or war rants within 60 days of November 15, 2000 are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person but are not deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April 1998, the Company engaged two companies for billing and administrative services related to network management services it provides. The companies, which are owned by Tomas Revesz, a director of the Company, were paid approximately $140,000 for their services during fiscal 1998. Subsequent to July 31, 1999, the Company entered into an agreement with the two companies capping their combined monthly fees at $18,500 per month. For fiscal 1999 and 2000, the companies were paid approximately $180,000 and $160,000, respectively, for their services. Additionally, the Company has a payable to Mr. Revesz of $90,000.

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

     See "Compensation Committee Interlocks and Insider Participation" for certain additional relationships and related party transactions.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(c)  Exhibits

23 Consent of Arthur Andersen LLP) (Exhibit to this Amended Annual Report on Form 10-K for year ended July 31, 2000 filed November 28, 2000)

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, in San Antonio, Texas on November 28, 2000.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.


                           By:   /s/ Arthur L. Smith
                                 -------------------
                                 Arthur L. Smith
                                 Chief Executive Officer


                           By:   /s/ H. Douglas Saathoff
                                 -----------------------
                                 H. Douglas Saathoff
                                 Senior Executive Vice President and Chief
                                 Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 28, 2000.

                   Signature                  Title
                   ---------                  -----
          /s/ ARTHUR L. SMITH         Chairman of the Board,
          -------------------
                                      Chief Executive Officer, Director
                                      (Principal Executive Officer)

          /s/ H. DOUGLAS SAATHOFF     Chief Financial Officer and Senior Executive
          -----------------------
                                      Vice President (Principal Accounting and Finance Officer)

          /s/ RICHARD C. BENKENDORF   Director
          -------------------------

          /s/ CARLOS K. KAUACHI       Director
          ---------------------

          /s/ MURRAY R. NYE           Director
          -----------------

          /s/ TOMAS REVESZ            Director
          ----------------