Form 10-Q
period 2000-10-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 2000-12-15
CIK 1014052

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
-
ACT OF 1934
For the quarterly period ended October 31, 2000

                                      or
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

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

                       6000 Northwest Parkway, Suite 110
                           San Antonio, Texas 78249
                                (210) 558-6090
  (Address, including zip code, of registrant's principal executive offices and telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---
     The number of shares outstanding of the registrant's common stock at December 12, 2000 was 68,189,971.

--------------------------------------------------------------------------------

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED OCTOBER 31, 2000

                                     INDEX



Part I FINANCIAL INFORMATION

                                                                                                                       Page
                                                                                                                       ----
Item 1.  Interim Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets as of July 31, 2000 and October 31, 2000........................................     3

         Consolidated Statements of Operations for the Three Months Ended October 31, 1999
         and 2000....................................................................................................     4

         Consolidated Statements of Comprehensive Loss for the Three Months Ended
         October 31, 1999 and 2000...................................................................................     5

         Consolidated Statements of Cash Flows for the Three Months Ended October 31, 1999
         and 2000....................................................................................................     6

         Notes to Consolidated Financial Statements .................................................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......................    15

Part II  OTHER INFORMATION

Item 2.  Change in Securities and Use of Proceeds....................................................................    25

Item 6   Exhibits and Reports on Form 8-K............................................................................    26

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)

                                                                                               July 31,     October 31,
                                                                                                 2000          2000
                                                                                              ---------     -----------
                                                                                                            (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                                      $ 1,550         $ 2,799
 Accounts receivable, net of allowance of $ 757 and $ 769, respectively                           3,186           2,146
 Inventory                                                                                           74              88
 Prepaid expenses and other assets                                                                  631             573
                                                                                              ---------     -----------
     Total current assets                                                                         5,441           5,606
                                                                                              ---------     -----------

PROPERTY AND EQUIPMENT (At cost):                                                                19,388          20,199
 Less - Accumulated depreciation and amortization                                                (8,330)         (9,371)
                                                                                              ---------     -----------
     Net property and equipment                                                                  11,058          10,828
                                                                                              ---------     -----------

OTHER ASSETS, net
 Goodwill, net                                                                                    4,901           4,867
 Concession license, net                                                                          4,422           4,374
 Trademarks, net                                                                                    570             525
 Other assets                                                                                       502             498
                                                                                              ---------     -----------
     Total assets                                                                               $26,894         $26,698
                                                                                              =========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                               $ 3,931         $ 5,639
 Accrued liabilities                                                                              2,350           2,902
 Current portion of notes payable                                                                   544             515
 Current portion of convertible long-term debt                                                      289             515
 Current portion of obligations under capital leases                                              3,411           3,511
 Deferred revenue                                                                                   167             160
                                                                                              ---------     -----------
     Total current liabilities                                                                   10,692          13,242
                                                                                              ---------     -----------

LONG-TERM LIABILITIES:
 Obligations under capital leases, less current portion                                           2,506           2,195
 Other long-term liabilities                                                                         56              68
                                                                                              ---------     -----------
     Total long-term liabilities                                                                  2,562           2,263
                                                                                              ---------     -----------
MINORITY INTEREST                                                                                     -             555
                                                                                              ---------     -----------
COMMITMENTS AND CONTINGENCIES:

REDEEMABLE PREFERRED STOCK
 Series D Cumulative Preferred Stock, 3,000 shares authorized, 3,000 shares issued and outstanding at July 31, 2000 and October 31, 2000, carrying value
  of $2,662,375 and $2,718,375 at July 31, 2000 and October 31, 2000, respectively                2,662           2,718
 Series E Cumulative Preferred Stock, 10,000 shares authorized, no shares issued and outstanding at July 31, 2000, 2,500 shares issued and outstanding at October
  31, 2000, carrying value of $1,535,809                                                              -           1,536

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized, Series A
  Cumulative Convertible Preferred Stock, 50,000 shares authorized, 24,255 shares issued and outstanding at July 31, 2000, 17,588 shares issued and outstanding at
  October 31, 2000                                                                                    -               -
 Common stock, $0.001 par value, 100,000,000 shares authorized, 67,408,979 issued and outstanding at July 31, 2000,
  67,986,944 issued and outstanding at October 31, 2000                                              67              68
 Additional paid in capital                                                                      51,625          52,346
 Accumulated deficit                                                                            (39,125)        (45,290)
 Warrants outstanding                                                                               417           1,381
 Notes due from officers                                                                         (1,108)         (1,108)
 Deferred compensation                                                                             (119)           (194)
 Other comprehensive loss                                                                          (779)           (819)
                                                                                              ---------     -----------
     Total stockholders' equity                                                                  10,978           6,384

     Total liabilities and stockholders' equity                                                 $26,894         $26,698
                                                                                              =========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                        Three months ended October 31,
                                                            1999              2000
                                                        -------------     -------------
OPERATING REVENUES:
  Network Services
      Carrier                                                  $5,368            $3,769
      Private Network                                             737               583
  Call Services
      Integrated Prepaid                                        1,401             1,390
      Postpaid                                                  1,175               335
  Internet e-commerce                                             782             1,422
                                                        -------------     -------------

     Total operating revenues                                   9,463             7,499
                                                        -------------     -------------

OPERATING EXPENSES:
  Cost of services                                              6,526             5,528
  Selling, general and administrative                           3,374             5,221
  Bad debt expense                                                120                51
  Depreciation and amortization                                   908             1,150
                                                        -------------     -------------

     Total operating expenses                                  10,928            11,950
                                                        -------------     -------------
Operating loss                                                 (1,465)           (4,451)

OTHER INCOME(EXPENSE):
  Interest income                                                   5                28
  Other income                                                      1               197
  Interest expense                                               (488)             (433)
                                                        -------------     -------------

     Total other income (expense)                                (482)             (208)
                                                        -------------     -------------
LOSS BEFORE INCOME TAX EXPENSE                                 (1,947)           (4,659)

INCOME TAX EXPENSE                                                  0               (66)

MINORITY INTEREST                                                   0                41

NET LOSS                                                      ($1,947)          ($4,684)

LESS: PREFERRED DIVIDENDS                                      (1,260)             (887)
                                                        -------------     -------------

NET LOSS TO COMMON STOCKHOLDERS                               ($3,207)          ($5,571)
                                                        =============     =============

BASIC AND DILUTED LOSS PER SHARE                               ($0.07)           ($0.08)
                                                        =============     =============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                          48,687            67,703
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

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (In thousands)


                                                                   For the three months ended
                                                             ----------------------------------------
                                                                           October 31,
                                                             ----------------------------------------
                                                               1999                            2000
                                                             ---------                      ---------
Net loss to common stockholders                                ($3,207)                       ($5,571)

     Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                   $  238                           ($40)
                                                             ---------                      ---------

Comprehensive loss to common stockholders                      ($2,969)                       ($5,611)
                                                             =========                      =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                            Three months ended October 31,
                                                                              1999                 2000
                                                                          --------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        ($1,947)             ($4,684)
 Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities-
  Depreciation and amortization                                                      908                1,150
  Amortization of debt discount                                                       94                  122
  Deferred compensation                                                              157                  181
  Provision for losses on accounts receivable                                        120                   51
  Minority interest                                                                    -                  (39)
  Changes in operating assets and liabilities
   (Increase) Decrease in accounts receivable                                        124                  902
   (Increase) Decrease in other assets                                              (752)                (185)
   Increase (Decrease) in accounts payable                                         1,769                1,389
   Increase (Decrease) in accrued liabilities                                         27                  466
   Decrease in deferred revenue                                                      (56)                  (7)
                                                                          --------------        -------------
Net cash provided by (used in) operating activities                                  444                 (654)
                                                                          --------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                (248)                (296)
                                                                          --------------        -------------
Net cash used in investing activities                                               (248)                (296)
                                                                          --------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt                                                        -                  315
 Net decrease in short-term borrowings                                               (97)                   -
 Net increase from advanced funding arrangements                                      33                   66
 Payments on debt                                                                   (170)                (358)
 Capital lease payments                                                             (276)                (211)
 Payments on long-term liabilities                                                   (11)                   -
 Proceeds from issuance of preferred stock, net
  of issuance costs                                                                  417                2,306
 Proceeds from issuance of common stock, net
  of issuance costs                                                                   42                   81
                                                                          --------------        -------------
Net cash (used in) provided by financing activities                                  (62)               2,199
                                                                          --------------        -------------

Net increase in cash                                                                 134                1,249

Cash, beginning of period                                                            379                1,550
                                                                          --------------        -------------

Cash, end of period                                                       $          513        $       2,799
                                                                          ==============        =============

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

     1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the following subsidiaries: ATSI-Delaware, ATSI-Canada, ATSI-Texas, ATSI-Mexico, ATSI-COM, Computel, ATSI de CentroAmerica, Telespan, Sinfra and GlobalSCAPE have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under accounting principles generally accepted in the U.S. for complete financial statements. See Note 6 related to the distribution of a portion of ATSI's ownership in GlobalSCAPE. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries ("ATSI" or "the Company") as of July 31, 2000 and October 31, 2000, the results of their operations for the three months ended October 31, 1999 and 2000, comprehensive loss for the three months ended October 31, 1999 and 2000, and cash flows for the three months ended October 31, 1999 and 2000. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 2000 included in the Company's annual report on Form 10-K filed with the SEC on November 14, 2000. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views in applying accounting principles generally accepted in the U.S. to selected revenue recognition issues. We have reviewed the guidance of this SAB and believe that our accounting policies and the disclosures in the consolidated financial statements and in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" are appropriate and adequately address the requirements of this SAB.

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 138, effective after June 15, 2000, amends the accounting and reporting standards of SFAS No. 133. The adoption of this statement by the Company, as of August 1, 2000, has not had a material effect on our financial condition or results of operations.

     In September 2000, the Financial Accounting Standards Board ("FASB") ") issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of FASB Statement No. 125. SFAS No. 140, effective after March 31, 2001 for reporting and disclosure proposes on fiscal years ending after December 15, 2000, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. We believe that SFAS No. 140 will not have a material effect on the financial condition or results of the Company once adopted.

     2. FUTURE OPERATIONS

     The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to October 31, 2000, the Company has incurred cumulative net losses of approximately $45.3 million. Further, the Company has a working capital deficit of approximately $7.6 million at October 31, 2000. Although the Company has capital resources available to it, these resources are limited and may not be available to support its ongoing operations until such time as the Company is able to maintain positive cash flow from operations. There is no assurance the Company will be able to achieve future revenue levels sufficient to support operations or recover its investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders and customers, its ability to obtain capital resources to support operations and its ability to successfully market its services.

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

     3. CAPITAL LEASES

     In December 1998, we ordered a DMS 250/300 International gateway switch from Northern Telecom, Inc. at a cost of approximately $1.8 million. As of July 31, 1999, we entered into a capital lease transaction with NTFC Capital Corporation, ("NTFC") to finance the switch and an additional approximate $200,000 of equipment over a five and a half-year period with payments deferred for six months. Quarterly payments approximate $141,000 and the capital lease has an interest rate of approximately 12%. The lease facility requires that we meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, EBITDA results and debt to equity ratios. As of October 31, 2000, we are not in compliance with the financial covenants related to revenues, gross margins and EBITDA results. We have classified the capital lease in our accompanying consolidated balance sheet as a current liability. The Company has requested NTFC to review our current business plan, including expected results and capital requirements, with the objective of resetting the financial covenants applicable to this capital lease obligation and prevent events of default on a prospective basis.

     4. PREFERRED STOCK

     In October 2000, we issued 2,500 shares of Series E Preferred Stock and warrants to purchase 909,091 shares of common stock for cash proceeds of approximately $2.5 million. Subject to the completion of certain conditions, we may issue an additional 7,500 shares of Series E Preferred Stock and warrants to purchase 2,727,273 shares of common stock for cash proceeds of approximately $7.5 million. The Series E Preferred Stock does not accrue dividends. In addition, we are obligated to issue 175,000 warrants as a finder's fee to an entity that introduced us to the equity fund at an exercise price of $1.72 per warrant. These warrants expire October 2004. The fair value of the warrants was determined to be $1.27 per warrant and we assigned approximately $964,000 of the proceeds to warrants outstanding in stockholders' equity.

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

     The Series E Preferred Stock may be converted into Common Stock for up to three years at the lesser of a) the market price - defined as the average of the closing bid price for the five lowest of the ten trading days prior to conversion or b) the fixed conversion price - defined as 120% of the lesser of the average closing bid price for the ten days prior to closing or the October 12, 2000 closing bid price. Consistent with the accounting for our Series A, Series B, Series C and Series D Preferred Stock, this is considered a "beneficial conversion feature" to the holder. Of the approximate $1.5 million of proceeds assigned to the Series E Preferred Stock approximately $828,000 was allocated to additional paid-in capital as a discount to be amortized over the lesser of the period most beneficial to the holder or upon exercise of the conversion feature. The discount was amortized in its entirety during the quarter. The conversion price will be reset on the later of February 11, 2001 (four months from October 11, 2000) or the date of an effective registration statement. The reset price will be the lesser of the "market price" as defined above or the "fixed conversion price" defined above subject to a floor price of 75% of the fixed conversion price. If the closing bid price falls below the floor price for any ten trading days in a consecutive twenty-day trading period, the floor price will be terminated.

     The terms of our Series E Preferred Stock restrict us from declaring and paying dividends on our common stock until such time as all outstanding dividends have been fulfilled related to collectively, the Preferred Stock.

     The terms of our Series E Preferred Stock allow for mandatory redemption by the holder upon certain conditions. The Series E Preferred Stock allows the holder to elect redemption at $1,250 per share plus 6% per annum if: 1) ATSI refuses conversion notice, 2) an effective registration statement is not obtained by prior to March 11, 2001, 3) bankruptcy proceedings are initiated against the Company,

4) The Secretaria de Comunicaciones y Transportes of the SCT limits or terminates the scope of the concession or, 5) if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX.

     In the quarter ended October 31, 2000, the holder elected to convert 6,667 shares of Series A Preferred Stock and accumulated dividends of approximately $39,000 into shares of common stock resulting in the issuance of 381,606 shares of common stock. As of October 2000, 3,333 shares of Series A Preferred Stock remains to be converted.

     5. GLOBALSCAPE STOCK OPTIONS

     In January 1998, the Board of Directors of our subsidiary, GlobalSCAPE, Inc. approved the 1998 Stock Option Plan (the Plan) for officers, other employees, directors and consultants of GlobalSCAPE. Under the terms of the Plan, up to 728,571 shares of the subsidiary's common stock may be granted in the form of incentive stock options or non-qualified stock options, awarded, or sold to officers, other employees, directors and consultants. GlobalSCAPE awarded approximately 384,000 options under the Plan, which were subsequently cancelled in February 2000. Subsequent to July 31, 2000, our subsidiary reinstated all but 6,000 of these options, which resulted in the recognition of compensation expense of approximately $152,000. An additional $103,000 of deferred compensation expense will be recognized over the remaining vesting periods.

     6. DISTRIBUTION OF OWNERSHIP IN GLOBALSCAPE

     On September 12, 2000, we completed the distribution of a portion of our ownership in our wholly owned subsidiary GlobalSCAPE to our shareholders. The distribution was part of a previously announced plan to distribute or spin-off a portion of our ownership in GlobalSCAPE contemporaneously with a public offering of GlobalSCAPE, in order to raise funds for GlobalSCAPE's growth and ATSI's general corporate purposes. GlobalSCAPE and ATSI decided not to make a public offering of GlobalSCAPE common stock contemporaneously with the distribution in light of current market conditions. We distributed approximately 3,444,833 of our 12,920,000 shares to our shareholders. The distribution represented approximately 27% of our ownership. The distribution did not generate any proceeds to ATSI or GlobalSCAPE and resulted in approximately $300,000 of expense to GlobalSCAPE for legal and accounting fees, printing and distribution costs.

     7. Acquisitions

     On December 1, 2000 the Company announced that it had signed an amendment to the original definitive agreement to acquire privately-held, California-based Genesis Communications International, Inc. ("Genesis"), which we originally announced on June 14, 2000. Under the amended agreement, the number of shares of ATSI common stock to be delivered to Genesis shareholders at closing will range from 6,294,416 to 19,000,000. The number of shares of ATSI common stock to be issued at closing will be based on the Average Price of ATSI's common stock, which is defined as the average of the sum of the closing sale prices of ATSI common stock on The American Stock Exchange for each of the ten trading days ending two trading days preceding the closing date. Genesis shareholders will also receive one share of common stock of GlobalSCAPE, Inc. for each twenty shares of ATSI received.

     The following unaudited pro forma results of operations, for the three months ended October 31, 1999 and 2000, assumes the acquisition of Genesis occurred as of August 1, 1999. Such pro forma information is not necessarily indicative of the results of future operations. Although the Company believes the acquisition may qualify for treatment as a pooling-of-interests, in accordance with generally accepted accounting principles the following pro forma results were prepared assuming the transaction was accounted for as a purchase.

                                      For the three months ended October 31,
                                    ------------------------------------------
                                          1999                  2000
                                          ----                  ----
                                                    (unaudited)
                                    ------------------------------------------
          Operating revenues            $15,489               $13,501
          Gross margin                  $ 5,635               $ 3,755
          EBITDA                           ($55)              ($3,245)
          Net loss to common
          shareholders                  ($3,197)              ($5,816)
          Basic and diluted loss
            Per share                    ($0.05)               ($0.07)

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as the amortization of goodwill, the elimination of intercompany transactions and the elimination of certain personnel costs and professional fees related to the acquisition. We have valued the acquisition at $16,720,000 based on the issuance of 19,000,000 shares of our common stock at a stock price of $0.88. For purposes of this pro-forma disclosure we have assumed that the entire valuation will be accounted for as goodwill to be amortized over a period of twenty years.

     The unaudited pro forma information is not necessarily indicative of the results that would have occurred had such transactions actually taken place at the beginning of the period specified nor does such information purport to project the results of operations for any future date or period.

     8. SEGMENT REPORTING

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


                                                                                  For the three months ended
                                                                                 October 31,        October 31,
                                                                                    1999               2000
                 U.S. Telco
                 -----------------------------------------------------------------------------------------------
                 External revenues                                               $ 7,020,757      $  4,451,269
                 Intercompany revenues                                           $   607,636      $    528,510
                                                                                 -----------      ------------
                                     Total revenues                              $ 7,628,393      $  4,979,779
                                                                                 ===========      ============

                 Earnings before interest, taxes, depreciation and
                 amortization (EBITDA)                                             ($581,424)      ($2,723,916)

                 Operating loss                                                  ($1,164,591)      ($3,312,190)

                 Net loss                                                        ($1,229,123)      ($3,399,965)

                 Total assets                                                    $11,058,017      $ 16,319,304

                 Mexico Telco
                 -----------------------------------------------------------------------------------------------
                 External revenues                                               $ 1,661,037      $  1,625,901
                 Intercompany revenues                                           $   656,551      $    507,246
                                                                                 -----------      ------------
                                     Total revenues                              $ 2,317,588      $  2,133,147
                                                                                 ===========      ============

                 EBITDA                                                            ($276,271)        ($543,831)

                 Operating loss                                                    ($525,578)        ($927,523)

                 Net loss                                                          ($758,296)      ($1,103,562)

                 Total assets                                                    $11,649,497      $  9,439,123

                 Internet  e-commerce
                 -----------------------------------------------------------------------------------------------
                 External revenues                                               $   781,576      $  1,421,833
                 Intercompany revenues                                                     -                 -
                                                                                 -----------      ------------
                                     Total revenues                              $   781,576      $  1,421,833
                                                                                 ===========      ============

                 EBITDA                                                          $   300,513          ($33,020)

                 Operating income (loss)                                         $   231,685         ($153,005)

                 Net income (loss)                                               $   223,756         ($231,534)

                 Total assets                                                    $ 1,372,837      $  1,983,960

                 Other
                 -----------------------------------------------------------------------------------------------
                 External revenues                                                         -                 -

                 Intercompany revenues                                          ($1,264,187)      ($1,035,756)
                                                                               ------------      ------------
                                     Total revenues                             ($1,264,187)      ($1,035,756)
                                                                               ============      ============

                 EBITDA                                                                   -                 -

                 Operating loss                                                     ($6,225)         ($57,594)

                 Net loss                                                       ($1,443,292)        ($836,176)

                 Total assets                                                  $    136,842       ($1,044,083)

                 Total
                 --------------------------------------------------------------------------------------------
                 External revenues                                             $  9,463,370      $  7,499,003
                 Intercompany revenues                                                    -                 -

                                                                               ------------      ------------
                                     Total revenues                            $  9,463,370      $  7,499,003
                                                                               ============      ============

                 EBITDA                                                           ($557,182)      ($3,300,767)

                 Depreciation, Depletion and Amortization                         ($907,527)      ($1,149,545)

                 Operating loss                                                 ($1,464,709)      ($4,450,312)

                 Net loss                                                       ($3,206,955)      ($5,571,237)

                 Total assets                                                  $ 24,217,193      $ 26,698,304

     9.  LEGAL PROCEEDINGS


     On June 16, 1999, our subsidiary, ATSI-Texas initiated a lawsuit in District Court, Bexar County, Texas against PrimeTEC International, Inc., Mike Moehle and Vartec Telecom, Inc. claiming misrepresentation and breach of conduct. Under an agreement signed in late 1998, PrimeTEC was to provide quality fiber optic capacity in January 1999. Mike Moehle is PrimeTEC's former president who negotiated the fiber lease and Vartec is PrimeTEC's parent, which was to provide the fiber capacity. The delivery of the route in early 1999 was a significant component of our operational and sales goal for the year and the failure of our vendor to provide the capacity led to our negotiating an alternative agreement with Bestel, S.A. de C.V. at a higher cost. This case was settled in full in November 2000 for $500,000 in cash and $500,000 to be applied to carrier services provided by ATSI to Vartec.

     In January 1999, we terminated a wholesale carrier services contract with Twister Communications, Inc. for failure to pay for services rendered. On January 29, 1999, while we were attempting to collect payments from them, they filed a Demand for Arbitration seeking damages for breach of contract before the American Arbitration Association. On March 3, 1999 we filed a Demand for Arbitration seeking damages for breach of contract in an amount equal to the amounts due to us for services rendered plus interest, plus additional damages for fraud. Although an arbitration panel was initially selected, Twister has since filed for bankruptcy and has not pursued any discovery in this matter. Although we are monitoring the bankruptcy proceeding to determine whether we can recover a portion of the amount owed us, it is unlikely that we will ever receive any proceeds from Twister through bankruptcy. Until the arbitration proceedings are formally dropped or take place, we can not reasonably estimate the possible loss, if any, and there can be no assurance that the resolution of this dispute would not have an adverse effect on our results of operations.

     We believe that we have a justifiable basis for our arbitration demand and that we will be able to resolve the dispute without a material adverse effect on our financial condition. Moreover, given the bankruptcy proceeding, we do not believe that Twister will pursue the arbitration.

     On February 11, 2000 we filed a complaint and application for injunctive relief, against Alex Filloy and Simple Communications for illegally using ATSI's assets to establish a competing business under the names Gammacom (a Costa Rican corporation) and American Teleport Services (a Florida corporation). Simple Communications is a former private network customer. We have claimed damages for breach of contract against Simple Communications for failing to pay for private network services; against Alex Filloy and his company Gammacom for conversion of ATSI's assets including its equipment, customer lists, trade secrets and lease space; fraud against Alex Filloy for submission of expenses for reimbursement related to his establishment of the competing business; tortious interference with contractual relations and conspiracy against Alex Filloy, Gammacom, American Teleport Services and Simple Communications for diverting ATSI customers to the competing business; and breach of fiduciary duty against Alex Filloy. We have also applied for temporary and permanent injunctive relief.

     The case has been settled for cash payments from Simple and Filloy of $30,000 and $7,500, respectively. In addition, we have obtained a permanent injunction prohibiting Filloy from using customer lists and trade secrets obtained while he worked with ATSI.

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

     10.  Subsequent Events

     In November 2000, the Company entered into a convertible note agreement for $565,000, which paid in full a previously issued convertible note. This convertible note originally matured November 30, 2000 but was extended 30 days with the option to extend for two additional thirty-day periods. At maturity, the lender must elect either (i) to be paid in cash for all outstanding principal and accrued interest at a rate of 12% per annum since the issuance of this note, or (ii) to convert into shares of Series E convertible preferred stock on terms equal to those provided to Rose Glen Capital Funding Corp. If full funding of $10 million from Rose Glen has not taken place by maturity, then all unconverted principal and accrued interest will convert into ATSI common stock at a rate equal to a 10% discount to the average closing price of the Company's common stock on The American Stock Exchange for the 10 day period preceding the maturity date, or $1.62, whichever is greater. In addition, the lender shall receive 5,000 warrants to purchase ATSI common stock at a price of $1.72, which are exercisable for three years from the date of issuance.

     On December 1, 2000, the Company announced that it had signed an amendment to the original definitive agreement to acquire privately-held, California-based Genesis Communications International,

Inc. ("Genesis"), which we originally announced on June 14, 2000. Under the amended agreement, the number of shares of ATSI common stock to be delivered to Genesis shareholders at closing will range from 6,294,416 to 19,000,000. The number of shares of ATSI common stock to be issued at closing will be based on the Average Price of ATSI's common stock, which is defined as the average of the sum of the closing sale prices of ATSI common stock on The American Stock Exchange for each of the ten trading days ending two trading days preceding the closing date. Genesis shareholders will also receive one share of common stock of GlobalSCAPE, Inc. for each twenty shares of ATSI received.

     In accordance with the terms of the amended agreement, both ATSI and Genesis will need to obtain requisite approvals from their respective shareholders in order for the transaction to close. ATSI must first obtain the requisite approvals from its shareholders before a Fairness Hearing may be set by the California Department of Corporations ("DOC"). While ATSI plans for the merger to qualify for a permit to be issued under the California Corporate Securities Law of 1968, if this permit cannot be obtained within a reasonable time or without the imposition of burdensome conditions, then ATSI will seek to have its shares registered with the Securities and Exchange Commission in order to effect the transaction.

     The boards of directors of both companies have approved the transaction. ATSI has not yet set a date for its annual shareholder meeting, at which it expects to obtain the requisite approvals. The transaction is not expected to close until February 2001. If all conditions to the closing have not been reasonably satisfied or waived by February 28, 2001, then either party may terminate the amended agreement. In addition, if the Average Price, as defined above, on the date of closing is below $0.88 or above $7.00, then either company may terminate the agreement if they wish.

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

     We also own approximately 73% of GlobalSCAPE, Inc., which is rapidly becoming a leader in electronic commerce of top Internet-based software, utilizing the Web as an integral component of its development, marketing, distribution and customer relationship strategies. Utilizing CuteFTP as its flagship product, GlobalSCAPE's downloads and registrations for products increased from approximately 2.2 million and 28,000 for the quarter ended October 31, 1999 to approximately 2.7 million and 42,000 for the quarter ended October 31, 2000, respectively.

     As discussed in Note 8 to our consolidated financial statements we have determined that we have three reportable operating segments: 1) U.S Telco; 2) Mexico Telco; and 3) Internet e-commerce.

     Additionally, we have determined that our U.S. and Mexican subsidiaries should be reported as separate segments although many of our products are borderless and utilize the operations of entities in both the U.S. and Mexico. Both the U.S. Telco and Mexico Telco segments include revenues generated from Private Network, Postpaid and Integrated Prepaid Services. For the periods presented, our U.S. Telco segment generated all of the carrier services revenues. GlobalSCAPE, Inc. and its operations are accounted for exclusively as a part of the Internet e-commerce operating segment.

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of October 31, 2000. Additionally, we have had recurring negative cash flows from operations with the exception of the three-month periods ended January 31, 1998 and October 31, 1999. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we expect improved results of operations and liquidity in the last half of fiscal 2001. However, we cannot assure you that this will be the case.

Results of Operations

     The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the three-month periods ended October 31, 1999 and 2000.

                                                                     Three Months Ended October 31,
                                                                     ------------------------------
                                                                   1999                             2000
                                                                   ----                             ----

                                                            $                %                      $            %
                                                         -------           -----                 -------       ----
              Operating revenues
              ------------------
              Network management services
                  Carrier services                       $ 5,368             57%                 $3,769         50%
                  Private network                            737              8%                    583          8%
              Call services
                  Integrated Prepaid                       1,401             15%                  1,390         19%
                  Postpaid                                 1,175             12%                    335          4%
              Internet e-commerce                            782              8%                  1,422         19%
                                                         -------           ----                  ------       ----

              Total operating revenues                     9,463            100%                  7,499        100%

              Cost of services                             6,526             69%                  5,528         74%
                                                         -------           ----                  ------       ----
              Gross Margin                                 2,928             31%                  1,971         26%

              Selling, general and administrative
              expense                                      3,374             36%                  5,221         69%

              Bad debt expense                               120              1%                     51          1%

              Depreciation and amortization                 908             10%                  1,150         15%
                                                       --------          -----                --------       ----

              Operating loss                             (1,474)           (16%)                (4,451)       (59%)

              Other, net                                   (473)            (5%)                  (208)        (3%)
                                                       --------          -----                --------       ----

              Loss before income tax expense             (1,947)           (21%)                (4,659)       (62%)

              Income tax expense                              0              0%                    (66)        (1%)

              Minority interest                               0              0%                     41          1%

              Net loss                                   (1,947)           (21%)                (4,684)       (62%)

              Less: preferred stock dividends            (1,260)           (13%)                  (887)       (12%)
                                                       --------          -----                --------       ----

              Net loss                                  ($3,207)           (34%)               ($5,571)       (74%)
                                                       ========          =====                ========       ====

Three Months ended October 31, 2000 Compared to Three Months ended October 31, 1999

     Operating Revenues. Consolidated operating revenues were down 21% between periods from $9.5 million for the first quarter of fiscal 2000 to $7.5 million for the first quarter of fiscal 2001. Telco revenues (all revenues other than e-commerce) declined from $8.7 million to $6.0 million while e-commerce revenues generated by GlobalSCAPE each increased by approximately $640,000 between periods. During the first quarter of fiscal 2001 we continued to shift our focus away from certain services, such as Postpaid Call Services and Satellite-based Private Network services. This shifting of revenues is a result of the changing face of the telecommunications market in Mexico since the demonopolization of Telmex began in January 1997, as well as regulatory and technological advances made by the Company. Prior to Telmex's demonopolization, limited avenues existed for callers to make calls from Mexico to the United States. The vast majority of the calls placed in Mexico had to be made from either a subscribed Telmex line, from a Telmex payphone on a prepaid basis, or on a postpaid basis by accessing a U.S.-based operator and billing the call on collect to a valid U.S. address, or to a valid dollar-denominated credit card. Almost all calls utilized the Telmex local and long distance network infrastructure. Because of the limited calling options available in Mexico at the time, the Company set up its own operator center and processed calls from its own phones and casetas, as well as locations owned by others, and did so at premium prices. Historically, we also focused on selling satellite-based private networks in an effort to establish a satellite-based network infrastructure between the U.S. and Mexico, which we felt we would eventually utilize to carry our own international calls at some point and decrease our dependence on the more expensive Telmex network infrastructure.

     As of October 31, 2000, approximately 20 long distance concessions had been granted to companies desiring to compete against the former Telmex monopoly. The entrance of these alternative long distance providers into the Mexican market has resulted in several changes, most notably more fiber optic capacity, particularly in the crystal triangle made up of Mexico City, Guadalajara and Monterrey; a steady increase in the calling options available within Mexico; and a decrease in the cost of long distance phone calls on both a retail and wholesale basis due to more competition. Callers now have a variety of ways to make calls from public telephones or cellular telephones, many of which are made on a prepaid basis at lower premiums than postpaid calls used to be. As a result of the decreasing volumes of postpaid calls generated and processed by the Company, and lower margin associated with those calls, the Company stopped providing these services to most non-owned locations, closed its operator center in November 1999 and began utilizing the services of third-party owned operator centers. As such, revenues generated from postpaid services declined from $1.2 million for the first quarter of fiscal 2000 to approximately $335,000 for the first quarter of fiscal 2001.

     Fiber optic lines installed during fiscal 2000 have also reduced satellite-based private network demand in Mexico, causing us to reduce our focus on selling satellite-based private networks within Mexico. Private network revenues declined from approximately $737,000 to approximately $583,000 quarter to quarter.

     Utilizing licenses it received upon its acquisition of Sinfra in 1997, the Company set up a satellite-based network between San Antonio, Texas and Monterrey and Mexico City, Mexico. The Company also began leasing fiber optic capacity between San Antonio, Dallas, Monterrey and Mexico City in July 1999. Together, these two networks represent the Company's fixed costs of operation today. Armed with this hybrid network, the Company has focused its efforts recently on maintaining its retail presence of payphones and communications centers in Mexico, and adding third party traffic to its network between the U.S. and Mexico. As such, integrated prepaid traffic from its Mexican locations has remained relatively constant, and the amount of wholesale carrier traffic transported by the Company has increased during. However, increased fiber optic capacity into the major metropolitan areas of Mexico has resulted in pricing pressures and much lower per-minute revenues for carrier services. Large increases in volumes have resulted in comparatively smaller revenue increases, and lower margins on carrier services. While the number of minutes of carrier traffic processed by the Company increased by approximately 7% between quarters, revenues actually decreased by approximately 30% or $1.6 million from $5.4 million to $3.8 million. In addition to market pressures, the Company experienced a disruption in service, not related to Year 2000 issues, which resulted in a loss of transported minutes during the quarter.

     All of the above revenues are included in our U.S. Telco results in Footnote 8 in the accompanying financial statements as external revenues with the exception of approximately $98,000 of private network service revenues and approximately $178,000 of postpaid service revenues included in our external Mexico Telco results.

     Integrated prepaid service revenues, which are generated by calls processed by us without live or automated operator assistance, remained flat at approximately $1.4 million for both quarters. A majority of these revenues, stated in U.S. dollars in the accompanying consolidated financial statements, are generated by calls processed by our public telephones and casetas in Mexico in exchange for immediate cash payment in pesos, the currency in Mexico. During fiscal 2001, we also generated approximately $31,000 in revenues from the sale of other companies' services, primarily prepaid calling cards and prepaid cellular packages. These revenues, included in integrated prepaid, were generated in the U.S. and Mexico communication centers. With the exception of approximately $19,000 of retail service revenues included in our U.S. Telco results as external revenues, all of the above revenues are included in our Mexico Telco results.

     Revenues from the Company's e-commerce subsidiary GlobalSCAPE, Inc. increased 82% between quarters from approximately $782,000 to approximately $1.4 million as GlobalSCAPE continued to increase the rate at which users download and register its products. During the quarter ended October 31, 1999, GlobalSCAPE customers downloaded and registered approximately 2.2 million and 28,000 of its products, respectively. During the quarter ended October 31, 2000, downloads and registrations increased approximately 23% and 50%, respectively, compared to the first quarter of fiscal year 2000. Downloads serve not only as the primary driver for product registration revenues but increase GlobalSCAPE's targeted audience for banner advertisements. GlobalSCAPE began selling banner advertisements in April 1999, and for the quarter ended October 31, 2000, advertising revenues represented approximately 9% of the total e-commerce revenues.

     Cost of Services. Cost of services declined approximately 15% or $1.0 million between quarters but increased as a percentage of revenues from 69% to 74% between quarters. Cost of services for e-commerce remained flat at 3%, for the first quarters of fiscal 2000 and fiscal 2001. Cost of services as a percentage of revenues on the Company's telco business increased from 75% to 90% between quarters. This increase was primarily due to the pricing pressures related to the Company's carrier services business as well as increased costs related to reserve satellite capacity held by the Company during the period. As the Company experienced a significant decline in network management revenue, a greater portion of the satellite bandwidth was not being utilized. In an effort to reduce the additional reserved satellite capacity cost, the Company restructured its satellite bandwidth contract in September 2000 resulting in lower short-term financial obligations while still allowing the Company the flexibility and additional capacity it will need in both the near and long-term to achieve its business plan. To further combat pricing pressures, the Company, in September 2000, renegotiated lower prices within its carrier service line, which should result in better margins going-forward. The shift toward prepaid services away from postpaid services, which historically were sold at high premiums, in Mexico has also contributed to lower margins. In order for the Company's telco business to strengthen its gross profit margin and maintain a competitive advantage over its competitors, management's belief is that it needs to further build-out its network, continue to focus on retail-based call services and continue to shift traffic from third-party owned networks to its own networks. As such, we continue to desire to produce retail growth, with a desired ultimate retail/wholesale mix of 70% retail and 30% wholesale. We cannot estimate when we will be able to achieve this desired mix.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased 55%, or approximately $1.8 million between periods. SG&A expenses associated with our e-commerce subsidiary increased approximately 214% or $932,000 between periods due primarily to continuing growth, professional fees of approximately $230,000 related to the Form 10 and other SEC filings, R&D costs related to product enhancement and the development of new products and approximately $152,000 of compensation expense related to the granting of stock options. SG&A expenses associated with our U.S. and Mexico telco segments increased approximately 31% or $914,000 between periods. This increase was due primarily to the Company's recording of approximately $475,000 of severance expenses in the quarter as well as increased professional fees of $141,000 related to SEC filings, Genesis transaction costs and strategic research services. Additionally, our Mexico telco segment's salaries and wages increased as a result of severance packages paid to terminated employees in accordance with Mexican law.

     Bad Debt Expense. Bad Debt Expense declined approximately 58% or $69,000 between periods due to the decline in the Company's postpaid call services business between quarters.

     Depreciation and Amortization. Depreciation and amortization increased approximately 27% or $242,000 between periods. The primary reason for the increase in depreciation and amortization expense during the quarter was $158,000 of expense attributed to capitalized leasehold improvements at our previous location, for which we believe there to be no future benefit. Additionally, the increased depreciation and amortization is attributable to an approximate $2.9 million increase in fixed assets between October 31, 1999 and October 31, 2000.

         Operating Loss. The Company's operating loss increased approximately 202% or $3.0 million from the first quarter of fiscal 2000, primarily due to decreased revenues, increased cost of services as a percentage of revenues, increased selling, general and administrative expenses and increased depreciation and amortization.

         Other Income(expense). Other expense decreased approximately 127% or $265,000 between quarters from $473,000 to $208,000. This decrease was principally attributable to other income of approximately $184,000 related to the settlement of liquidating damages owed to the holders of our Series C and Series D Preferred Stock.

         Preferred Stock Dividends. During the quarter ended October 31, 2000, we recorded approximately $887,000 of non-cash expenses related to cumulative convertible preferred stock, in the form of discount or "beneficial conversion feature" as well as cumulative dividends on our preferred stock. As of October 31, 2000, two months remain to fully recognize the "beneficial conversion feature" associated with our Series A preferred stock issuance.

         Net Loss. The net loss for the three months ended October 31, 2000 increased approximately 74% or $2.4 million between periods. The increased net loss was primarily due to decreased revenues, increased cost of services as a percentage of revenues, increased selling, general and administrative expenses and increased depreciation and amortization.

Liquidity and Capital Resources

         Because we did not produce sufficient gross margin dollars to cover our selling, general and administrative costs, we generated negative cash flows from operations during the first quarter of fiscal year 2001. The amount of cash used in our operations is a result of the net loss incurred during the period, the timing of cash receipts from our customers, as well as activities related to payments to vendors. We have historically operated with negative cash flows and have sought to fund those losses and deficits by completing private equity placements.

         For the quarter ended October 31, 2000, our net loss, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation, provision for losses on accounts receivable and minority interest) was approximately $3.2 million. Management of the operating assets and liabilities, which consists mainly of collections on accounts receivable and payments made on outstanding payables and accrued liabilities, produced positive cash flows of approximately $2.6 million, resulting in the negative operating cash flows for the period of $654,000. Accordingly, our combined accounts payable/accrued liabilities balance increased by approximately $2.3 million between July 31, 2000 and October 31, 2000.

         During the quarter ended October 31, 2000, the Company acquired approximately $296,000 in equipment which was not financed through capital lease or financing arrangements. Additional cash outflows included the payment of approximately $211,000 towards our capital lease obligations and an additional $358,000 towards note payables during the three months ended October 31, 2000.

         In an effort to improve our working capital position, we raised approximately $2.3 million, in October 2000, net of issuance costs, in a private placement of preferred stock, and an additional $81,000 was raised through the exercise of options. These funds were used to pay down outstanding payable balances, to make payments on debt and capital lease obligations, and to purchase approximately $296,000 in equipment. The net result of the Company's operating, investing and financing activities during the quarter was a working capital deficit at October 31, 2000 of approximately $7.6 million and cash on hand of approximately $2.8 million. This represents a $2.3 million increase in our working capital deficit from $5.3 million at July 31, 2000.

         Included in the Company's current obligations are notes payable and convertible debt of approximately $1.0 million, $515,000 of which were scheduled to mature on October 31, 2000. This debt obligation was fulfilled in its entirety with the issuance of a new debt instrument on November 1, 2000 for a period of thirty days with the right to extend for two thirty-day periods. As of November 30, 2000, the note was extended an additional thirty days. The Company's current obligations also include the total obligation under its debt facility with NTFC Capital Corporation because of the Company's non-compliance with various covenants of the debt facility as of October 31, 2000. Although the Company does not anticipate NTFC Capital Corporation calling the amounts due under the debt facility, the Company has classified the debt as current in accordance with accounting principles generally accepted in the U.S. Based upon our results before and after the period ended October 31, 2000, we will most likely be in default of these same covenants at the end of our next fiscal quarter January 31, 2001. As such, we have requested that NTFC review our current business plan, including expected results and capital requirements, in order to re-set the financial covenants applicable to its capital lease obligation and prevent events of default from occurring on a quarterly basis going forward. Based on discussions with NTFC, management believes it is probable that NTFC will re-set the financial covenants after it has completed its review of this information.

         During October 2000, we issued 2,500 shares of Series E Preferred Stock resulting in cash proceeds of approximately $2.5 million. Subject to the satisfaction of certain conditions, we may issue an additional 7,500 shares of Series E Preferred Stock resulting in additional cash proceeds of approximately $7.5 million. We cannot assure you that we will be able to fulfill the outstanding conditions and receive the additional $7.5 million of cash proceeds. The terms of the Series E Preferred Stock are very similar to that of our Series B, C and D Preferred Stock and are explained in more detail in footnote 4 of the Notes to Consolidated Financial Statements. The terms of the series E preferred stock and the related warrants include many potentially adverse effects for us and our shareholders as described in the Risk Factors section of the Form 10-K filed November 14, 2000. However, as described in our risk factor captioned, "If we do not raise additional capital, we may go out of business," we are not able to raise funds on terms as favorable as those available to profitable companies. At the time these issuances were made, we needed funds to continue operations and were not able to find financing on more favorable terms. Our board of directors believed it to be in the best interest of the shareholders to raise the funds needed to continue operations.

         As planned, we continued to shift our focus away from traffic generated outside of our core market of Mexico, and focused on generating and transporting traffic over our own international network infrastructure in order to produce better cash flow results. The result was an increase in wholesale network transport traffic flowing over our network. Overall, network services contributed approximately 58% of overall corporate revenues during the quarter ended October 31, 2000. We continue to experience market pressures on our carrier services business. In order to produce better cash flows, we must focus on keeping our international network between Mexico and the U.S. optimally utilized with a blend of retail and wholesale traffic. However, we anticipate that pricing pressures will continue in our wholesale transport market, so it will focus our efforts on implementing a retail strategy which targets the growing and underserved Latino markets in both the U.S. and Mexico. Although management does not expect improved results from this effort until the latter stages of fiscal 2001, it believes that our retail strategy combined with the deployment of leading edge technology for communications transport will ultimately bring about improved profitability and sustainable growth in the future.

         In the near term, the Company must continue to manage its costs of providing services and overhead costs as it begins focusing on optimizing use of its network and its recently acquired concession license.

         Consistent with our shift towards a more retail-oriented strategy, on December 1, 2000, we announced that we had amended the definitive agreement, originally announced on June 14, 2000 to acquire privately held San Diego, California-based Genesis Communications International, Inc. ("Genesis"). Under the amended agreement, the number of shares of ATSI common stock to be delivered to Genesis shareholders at closing will range from 6,294,416 to 19,000,000. The number of shares of ATSI common stock to be issued at closing will be based on the Average Price of ATSI's common stock, which is defined as the average of the sum of the closing sale prices of ATSI common stock on The American Stock Exchange for each of the ten trading days ending two trading days preceding the closing date. Genesis shareholders will also receive one share of common stock of GlobalSCAPE, Inc. for each twenty shares of ATSI received.

         In accordance with the terms of the amended agreement, both ATSI and Genesis will need to obtain requisite approvals from their respective shareholders in order for the transaction to close. The boards of directors of both companies have approved the transaction. ATSI has not yet set a date for its annual shareholder meeting, at which it expects to obtain the requisite approvals. The transaction is not expected to close until February 2001. If all conditions to the closing have not been reasonably satisfied or waived by February 28, 2001, then either party may terminate the amended agreement. In addition, if the Average Price, as defined above, on the date of closing is below $0.88 or above $7.00, then either company may terminate the agreement if they wish.

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

PART II OTHER INFORMATION

Item 2 Change in Securities and Use of Proceeds

         In October 2000, we issued 2,500 shares of Series E preferred stock and warrants to purchase 909,091 shares of common stock at $1.72 to RGC International Investors, LDC for cash proceeds of approximately $2,500,000. Subject to the completion of certain conditions, we may issue an additional 7,500 shares of Series E Preferred Stock and warrants to purchase 2,727,273 shares of common stock for cash proceeds of approximately $7.5 million. The Series E Preferred Stock does not accrue dividends. In addition, we are obligated to issue 175,000 warrants as a finder's fee to an entity that introduced us to the equity fund at an exercise price of $1.72 per warrant. These warrants expire October 2004.

         As noted in Note 4 of this Form 10-Q the Series E Preferred Stock may be converted into

Common Stock for up to three years at the lesser of a) the market price - defined as the average of the closing bid price for the five lowest of the ten trading days prior to conversion or b) the fixed conversion price -defined as 120% of the lesser of the average closing bid price for the ten days prior to closing or the October 12, 2000 closing bid price. The conversion price will be reset on the later of February 11, 2001 (four months from October 11, 2000) or the date of an effective registration statement. The reset price will be the lesser of the "market price" as defined above or the "fixed conversion price" defined above subject to a floor price of 75% of the fixed conversion price. If the closing bid price falls below the floor price for any ten trading days in a consecutive twenty-day trading period, the floor price will be terminated.

         The terms of our Series E Preferred Stock restrict us from declaring and paying dividends on our common stock until such time as all outstanding dividends have been fulfilled related to collectively, the Preferred Stock.

         On November 27, 2000 our Registration statement on Form S-3 (File No. 333-50008) registering these shares was declared effective.

         This offering was a transaction by an issuer not involving any public offering under Section 4(2) of the Securities Act of 1933, as amended and SEC Regulation D.

Item 6   Exhibits and Reports on Form 8-K

         (a)   Exhibits:

         The exhibits listed below are filed as part of this report.

Exhibit
Number
-------

11 Computation of Earnings per Share (Exhibit to this Form 10-Q filed December 15, 2000)
27  Financial Data Schedule (Exhibit to this Form 10-Q filed December
    15, 2000)

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


                    AMERICAN TELESOURCE INTERNATIONAL INC.
                                 (Registrant)



Date:  December 15, 2000              By:        /s/H. Douglas Saathoff
                                                 -----------------------
                                      Name:      H. Douglas Saathoff
                                      Title:     Chief Financial Officer