Form 10-Q
period 2001-01-31
AMERICAN TELESOURCE INTERNATIONAL INC
filed 2001-03-16
CIK 1014052

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
-  ACT OF 1934
For the quarterly period ended January 31, 2001

                                       or

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

     The number of shares outstanding of the registrant's common stock at March 14, 2001 was 75,743,348

================================================================================

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED JANUARY 31, 2001

                                     INDEX


Part I   FINANCIAL INFORMATION
                                                                                                 Page
                                                                                                 ----
Item 1.  Interim Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets as of July 31, 2000 and January 31, 2001....................   3
         Consolidated Statements of Operations for the Three and Six Months Ended
           January 31, 2000 and 2001.............................................................   4
         Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended
           January 31, 2000 and 2001.............................................................   5
         Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2000
           and 2001..............................................................................   6
         Notes to Consolidated Financial Statements..............................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...  11

Part II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...............................................  21

Item 6.  Exhibits and Reports on Form 8-K........................................................  21


                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)

                                                                     July 31,       January 31,
                                                                       2000            2001
                                                                  ------------     ------------
                                                                                    (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                            $  1,550        $    757
 Accounts receivable, net of allowance of $ 757 and $ 769,               3,186           2,698
  respectively
 Inventory                                                                  74              90
 Prepaid expenses and other assets                                         631             781
                                                                  ------------    ------------
     Total current assets                                                5,441           4,326
                                                                  ------------    ------------

PROPERTY AND EQUIPMENT (At cost):                                       19,388          20,727
 Less - Accumulated depreciation and amortization                       (8,330)        (10,370)
                                                                  ------------    ------------
     Net property and equipment                                         11,058          10,357
                                                                  ------------    ------------

OTHER ASSETS, net
 Goodwill, net                                                           4,901           4,831
 Concession license, net                                                 4,422           4,318
 Trademarks, net                                                           570             480
 Other assets                                                              502             432
                                                                  ------------    ------------
     Total assets                                                     $ 26,894        $ 24,744
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                     $  3,931        $  6,736
 Accrued liabilities                                                     2,350           2,254
 Current portion of notes payable                                          544             456
 Current portion of convertible long-term debt                             289             565
 Current portion of obligations under capital leases                     3,411           3,639
 Deferred revenue                                                          167             577
                                                                  ------------    ------------
     Total current liabilities                                          10,692          14,227
                                                                  ------------    ------------
LONG-TERM LIABILITIES:
 Obligations under capital leases, less current portion                  2,506           1,923
 Other long-term liabilities                                                56              74
                                                                  ------------    ------------
     Total long-term liabilities                                         2,562           1,997
                                                                  ------------    ------------
MINORITY INTEREST                                                            -             467
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES:

REDEEMABLE PREFERRED STOCK
 Series D Cumulative Preferred Stock, 3,000 shares
  authorized, 3,000 shares issued and outstanding at July 31,
  2000 and 1,642 shares issued and outstanding at January 31,
  2001, carrying value of $2,662,375 and $1,316,880 at July 31,
  2000 and January 31, 2001, respectively                                2,662           1,317
 Series E Cumulative Preferred Stock, 10,000 shares authorized, no shares issued and outstanding at July 31, 2000, 2,500 shares issued and outstanding at January 31, 2001, carrying value of
  $1,573,309                                                                 -           1,573

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized,
  Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 24,255 shares issued and outstanding at July 31, 2000,
  14,255 shares issued and outstanding at January 31, 2001                   -               -
 Common stock, $0.001 par value, 100,000,000 shares authorized,
  67,408,979 issued and outstanding at July 31, 2000,
  72,166,769 issued and outstanding at January 31, 2001                     67              72
 Additional paid in capital                                             51,625          53,904
 Accumulated deficit                                                   (39,125)        (47,924)
 Warrants outstanding                                                      417           1,381
 Notes due from officers                                                (1,108)         (1,108)
 Deferred compensation                                                    (119)            (98)
 Other comprehensive loss                                                 (779)         (1,064)
                                                                  ------------    ------------
     Total stockholders' equity                                         10,978           5,163

     Total liabilities and stockholders' equity                       $ 26,894        $ 24,744
                                                                  ============    ============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)


                                                        Three months ended January 31,            Six months ended January 31,
                                                           2000                2001                 2000                2001
                                                        ---------           ---------            ---------           ---------
OPERATING REVENUES:
  Telco services
     Network services                                   $   6,891           $   5,122            $  12,997           $   9,474
     Integrated prepaid                                     1,520               1,505                2,922               2,894
     Postpaid                                                 987                 169                2,162                 505
  Internet e-commerce                                       1,290               1,254                2,071               2,676
                                                        ---------           ---------            ---------           ---------

     Total operating revenues                              10,688               8,050               20,152              15,549
                                                        ---------           ---------            ---------           ---------

OPERATING EXPENSES:
  Cost of services                                          7,104               5,417               13,631              10,945
  Selling, general and administrative                       3,252               4,057                6,627               9,278
  Bad debt expense                                             93                  79                  212                 130
  Depreciation and amortization                             1,427               1,087                2,335               2,236
                                                        ---------           ---------            ---------           ---------

     Total operating expenses                              11,876              10,640               22,805              22,589
                                                        ---------           ---------            ---------           ---------

Operating loss                                            (1,188)              (2,590)             (2,653)              (7,040)

OTHER INCOME(EXPENSE):
  Interest income                                               2                  33                    7                  60
  Other income (expense)                                        -                 444                    1                 641
  Interest expense                                           (626)               (377)              (1,114)               (810)
                                                        ---------           ---------            ---------           ---------

     Total other income (expense)                            (624)                100               (1,106)               (109)
                                                        ---------           ---------            ---------           ---------

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)                   (1,812)             (2,490)              (3,759)             (7,149)

INCOME TAX EXPENSE (BENEFIT)                                    -                  (1)                   -                  64

MINORITY INTEREST                                               -                  88                    -                 129
                                                        ---------           ---------            ---------           ---------

NET LOSS                                                  ($1,812)            ($2,401)             ($3,759)            ($7,084)

LESS: PREFERRED DIVIDENDS                                    (791)               (233)              (2,051)             (1,121)
                                                        ---------           ---------            ---------           ---------

NET LOSS TO COMMON STOCKHOLDERS                           ($2,603)            ($2,634)             ($5,810)            ($8,205)
                                                        =========           =========            =========           =========

BASIC AND DILUTED LOSS PER SHARE                           ($0.05)             ($0.04)              ($0.12)             ($0.12)
                                                        =========           =========            =========           =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                      50,058              69,071               49,372              67,654
                                                        =========           =========            =========           =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (In thousands)


                                                           For the three months ended               For the six months ended
                                                         ------------------------------          ------------------------------
                                                                   January 31,                             January 31,
                                                         ------------------------------          ------------------------------
                                                            2000                2001                2000                2001
                                                         ----------          ----------          ----------          ----------
Net loss to common stockholders                             ($2,603)            ($2,634)            ($5,810)            ($8,205)

   Other comprehensive income (loss), net of tax:

   Foreign currency translation adjustments                    (220)               (245)                 18                (285)
                                                         ----------          ----------          ----------          ----------

Comprehensive loss to common stockholders                   ($2,823)            ($2,879)            ($5,792)            ($8,490)
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

                    AMERICAN TELESOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                 Six months ended January 31,
                                                                                     2000            2001
                                                                                 --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              ($3,759)       ($7,084)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating
    activities-
     Depreciation and amortization                                                        2,335          2,236
     Amortization of debt discount                                                          353            129
     Deferred compensation                                                                  283            277
     Minority interest                                                                        -           (127)
     Provision for losses on accounts receivable                                            213            130
     Changes in operating assets and liabilities
       (Increase) Decrease in accounts receivable                                          (863)           721
       Increase in other assets-current and long-term                                      (555)          (362)
       Increase in accounts payable                                                       1,293          2,310
       Increase (Decrease) in accrued                                                       232           (179)
        liabilities
       Decrease in deferred revenue                                                         (47)           (90)
                                                                                      ---------       --------
Net cash used in operating activities                                                      (515)        (2,039)
                                                                                      ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                      (688)          (604)
                                                                                      ---------       --------
Net cash used in investing activities                                                      (688)          (604)
                                                                                      ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                                           106            428
   Net decrease in short-term borrowings                                                   (306)             -
   Net increase from advanced funding arrangements                                          161            106
   Payments on debt                                                                        (503)          (417)
   Capital lease payments                                                                  (678)          (602)
   Payments on long-term liabilities                                                        (34)             -
   Proceeds from issuance of preferred stock, net
    of issuance costs                                                                     1,821          2,249
   Proceeds from issuance of common stock, net
    of issuance costs                                                                       920             86
                                                                                      ---------       --------
Net cash provided by financing activities                                                 1,487          1,850
                                                                                      ---------       --------
Net increase  (decrease) in  cash                                                           284           (793)
Cash, beginning of period                                                                   379          1,550
                                                                                      ---------       --------
Cash, end of period                                                                   $     663       $    757
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


     1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the following subsidiaries: ATSI-Delaware, ATSI-Canada, ATSI-Texas, ATSI-Mexico, ATSI-COM, Computel, ATSI de CentroAmerica, Telespan, Sinfra and GlobalSCAPE have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries ("ATSI" or "the Company") as of January 31, 2001, the results of their operations for the three and six months ended January 31, 2000 and 2001, comprehensive loss for the three and six months ended January 31, 2000 and 2001, and cash flows for the six months ended January 31, 2000 and 2001. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended July 31, 2000 included in the Company's annual report on Form 10-K filed with the SEC on November 14, 2000. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

     2.   FUTURE OPERATIONS

     The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to January 31, 2001, the Company has incurred cumulative net losses of approximately $47.9 million. Further, the Company has a working capital deficit of approximately $9.9 million at January 31, 2001. Although the Company has capital resources available to it, these resources are limited and may not be available to support its ongoing operations until such time as the Company is able to maintain positive cash flow from operations. There is no assurance the Company will be able to achieve future revenue levels sufficient to support operations or recover its investments in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders and customers, its ability to obtain capital resources to support operations and its ability to successfully market its services.

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

     3.   DEFERRED REVENUE

     In November 2000, the Company settled an outstanding claim against one of its carrier services customers. The terms of the settlement called for the Company to receive $500,000 in cash, which has been recorded as other income in the consolidated financial statements. In addition to the $500,000 in cash, the settlement calls for an additional $500,000 to be applied to network services provided by ATSI to its customer. We have recorded the $500,000 as deferred revenue to be recorded as revenue as the customer's traffic is routed to ATSI's network. As of January 31, 2001, approximately $439,000 remains in deferred revenue.

     4.   PREFERRED STOCK

     In the quarter ended January 31, 2001, the holder of 10,000 shares of Series A Preferred Stock elected to convert its last 3,333 shares and accumulated dividends of approximately $27,000 into shares of common stock resulting in the issuance of 195,027 shares of common stock.

     In addition, the holder of 3,000 shares of Series D Preferred Stock elected to convert 1,358 shares and accumulated dividends of approximately $73,000 into shares of common stock resulting in the issuance of 3,946,464 shares of common stock. As of January 31, 2001, 1,642 shares of Series D Preferred Stock remain outstanding.

     5.   SEGMENT REPORTING

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In an attempt to identify its reportable operating segments, the Company considered a number of factors or criteria. These criteria included segmenting based upon geographic boundaries only, segmenting based on the products and services provided, segmenting based on legal entity and segmenting by business focus. Based on these criteria or factors the Company has determined that it has three reportable operating segments: (1) U.S. Telco; (2) Mexico Telco; and (3) Internet e-commerce. The Company's Internet e-commerce subsidiary, GlobalSCAPE, Inc. and its operations can be differentiated from the telecommunication focus of the rest of the Company. Additionally, the Company believes that its U.S. and Mexican subsidiaries should be separate segments in spite of the fact that many of the products are borderless. Both the U.S. Telco and Mexican Telco segments include revenues generated from Integrated Prepaid, Postpaid, and Network Services. The Company has included the operations of ATSI-Canada, ATSI-Delaware and all businesses falling below the reporting threshold in the "Other" segment. The "Other" segment also includes intercompany eliminations.

                                                     For the three months ended                   For the six months ended
                                                   January 31,        January 31,              January 31,        January 31,
U.S. Telco                                            2000               2001                     2000               2001
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                 $  7,622,248       $  5,040,444             $ 14,643,005       $  9,491,712
Intercompany revenues                             $    763,192       $    342,140             $  1,370,828       $    870,650
                                                  ------------       ------------             ------------       ------------
          Total revenues                          $  8,385,440       $  5,382,584             $ 16,013,833       $ 10,362,362
                                                  ============       ============             ============       ============

EBITDA                                               ($257,741)         ($944,277)               ($609,664)       ($3,668,193)

Operating loss                                       ($622,018)       ($1,440,697)             ($1,557,109)       ($4,752,887)

Net loss                                             ($729,015)       ($1,049,436)             ($1,728,639)       ($4,449,802)

Total assets                                      $ 11,413,817       $ 15,683,730             $ 11,413,817       $ 15,683,730

Mexico Telco
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                 $  1,776,530       $  1,755,505             $  3,437,567       $  3,381,406
Intercompany revenues                             $    631,032       $    468,549             $  1,287,583       $    975,795
                                                  ------------       ------------             ------------       ------------
          Total revenues                          $  2,407,562       $  2,224,054             $  4,725,150       $  4,357,201
                                                  ============       ============             ============       ============

EBITDA                                               ($229,359)         ($517,173)               ($706,630)       ($1,061,004)

Operating loss                                     ($1,214,181)         ($924,405)             ($1,940,758)       ($1,851,928)

Net loss                                           ($1,400,242)       ($1,146,910)             ($2,359,538)       ($2,250,472)

Total assets                                      $ 10,449,024       $  8,766,249             $ 10,449,024       $  8,766,249

Internet  e-commerce
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                 $  1,289,563       $  1,254,048             $  2,071,138       $  2,675,880
Intercompany revenues                                        -                  -                        -                  -
                                                  ------------       ------------             ------------       ------------
          Total revenues                          $  1,289,563       $  1,254,048             $  2,071,138       $  2,675,880
                                                  ============       ============             ============       ============

EBITDA                                            $    731,005           ($35,992)            $  1,003,019           ($69,012)

Operating income (loss)                           $    654,978          ($161,797)            $    858,164          ($314,802)

Net income (loss)                                 $    643,055          ($173,016)            $    838,311          ($404,550)

Total assets                                      $  1,816,530       $  1,709,694             $  1,816,530       $  1,709,694

Other
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                                  -                  -                  -                  -
Intercompany revenues                                    ($1,394,224)         ($810,689)       ($2,658,411)       ($1,846,445)
                                                        ------------       ------------       ------------       ------------
          Total revenues                                 ($1,394,224)         ($810,689)       ($2,658,411)       ($1,846,445)
                                                        ============       ============       ============       ============

EBITDA                                                       ($5,000)           ($5,769)           ($5,000)           ($5,769)

Operating loss                                               ($7,160)          ($62,841)          ($13,385)         ($120,435)

Net loss                                                 ($1,116,325)         ($264,707)       ($2,559,615)       ($1,100,006)

Total assets                                            $    267,285        ($1,415,501)      $    267,285        ($1,415,501)


Total
-----------------------------------------------------------------------------------------------------------------------------
External revenues                                       $ 10,688,341       $  8,049,997       $ 20,151,710       $ 15,548,998
Intercompany revenues                                              -                  -                  -                  -
                                                        ------------       ------------       ------------       ------------
          Total revenues                                $ 10,688,341       $  8,049,997       $ 20,151,710       $ 15,548,998
                                                        ============       ============       ============       ============

EBITDA                                                  $    238,905        ($1,503,211)         ($318,275)       ($4,803,978)

Depreciation, Depletion and Amortization                 ($1,427,286)       ($1,086,529)       ($2,334,813)       ($2,236,074)

Operating loss                                           ($1,188,381)       ($2,589,740)       ($2,653,088)       ($7,040,052)

Net loss to Common Stockholders                          ($2,602,527)       ($2,634,069)       ($5,809,481)       ($8,205,307)

Total assets                                            $ 23,946,656       $ 24,744,172       $ 23,946,656       $ 24,744,172



     6.   SUBSEQUENT EVENTS

     On December 1, 2000, the Company elected to use its option to extend the maturity of the $565,000 convertible note to January 31, 2001. Subsequent to January 31, 2001, we negotiated an extension with the holder of the convertible note that allowed the Company to extend the maturity date until July 31, 2001. The note accrues interest at the rate of twelve percent (12%) per annum until paid in full July 31, 2001. The lender's options to elect conversion upon maturity remain unchanged.

     On February 26, 2001, the Company and Genesis Communications International, Inc. announced that both parties mutually agreed to terminate the previously announced definitive agreement to combine both companies. Both parties cited the fact that certain conditions required to close the transaction had not been met. Also in response to significant changes that have occurred in the telecommunications marketplace since the original agreement and subsequent amendment were executed, both companies concluded that terminating the definitive agreement would be in the mutual best interest of the stockholders of each company. Although both companies mutually agreed to terminate the definitive agreement, both companies agreed to continue their existing business relationship.

     On February 27, 2001, the Company announced that all seven proposals submitted for approval by its shareholders were approved at its Annual Meeting of Stockholders held February 26, 2001. The seven proposals approved by the ATSI stockholders are as follows:

     1. The issuance of shares in the Genesis Merger. Although the shareholders approved the issuance of shares for the acquisition of Genesis, both parties agreed to terminate the definitive agreement.
     2. The issuance of shares upon conversion of preferred stock and exercise of warrants.
     3. The amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of common stock from 100 million to 200 million shares.
     4. The amendment to the Certificate of Incorporation of the Company to change its name to ATSI Communications, Inc.
     5. The election of Arthur L. Smith and John R. Fleming as Class C members of the Company's Board of Directors, with their terms expiring at the Annual Meeting of Stockholders held in 2004.
     6.   The 2001 Incentive Stock Option Plan.
     7. The ratification of the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending July 31, 2001.

     Additional information regarding the seven proposals can be found in the Company's Proxy Statement as filed with the SEC on February 7, 2001.

     In March 2001, the holder of the Company's Series E Preferred Stock converted 625 of the 2,500 shares outstanding and accumulated interest into common stock resulting in the issuance of 1,159,793 shares of common stock. In accordance with the terms of the Investment Option of the Series E Preferred Stock, the holder purchased an additional 927,834 shares of common stock for $512,164. Additionally, the holder of the Company's Series E Preferred Stock purchased an additional 500 shares of its Series E Preferred Stock for cash proceeds of $500,000. Total cash proceeds to the Company of the investment by the holder of the Series E Preferred Stock was approximately $1,012,000.

     In March 2001, the Company received commitments of approximately $800,000 in preferred stock funding.

     In March 2001, the holder of 10,000 shares of Series A Preferred Stock elected to convert all their shares and accumulated dividends of approximately $125,000 into shares of common stock resulting in the issuance of 1,458,955 shares of common stock.

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

     Utilizing the framework described above, we provide local, domestic long distance and international calls from our own public telephones and communication centers within Mexico, and provide similar services to some third party-owned communication centers, public telephones and hotels in Mexico. Consumers visiting a Company-owned communication center or public telephone may dial directly to the desired party in exchange for cash payment, or can charge the call to a U.S. address (collect, person-to-person, etc.) or calling card, or to a U.S. dollar-denominated credit card with the assistance of an operator.

     Utilizing the same framework described above, we also serve as a facilities-based provider of network services for corporate clients and U.S. and Latin American telecommunications carriers. These customers typically lack transmission facilities into certain markets, or require additional capacity into certain markets. We currently provide these services to and from the United States, Mexico, and Costa Rica.

     We also own approximately 73% of GlobalSCAPE, Inc., which is rapidly becoming a leader in electronic commerce of top Internet-based software, utilizing the Web as an integral component of its development, marketing, distribution and customer relationship strategies. Utilizing CuteFTP as its flagship product, GlobalSCAPE's downloads of products increased from approximately 2.32 million for the quarter ended January 31, 2000 to approximately 3.91 million for the quarter ended January 31, 2001, respectively.

     As discussed in Note 5 to our consolidated financial statements we have determined that we have three reportable operating segments: 1) U.S Telco; 2) Mexico Telco; and 3) Internet e-commerce.

     Additionally, we have determined that our U.S. and Mexican subsidiaries should be reported as separate segments although many of our products are borderless and utilize the operations of entities in both the U.S. and Mexico. Both the U.S. Telco and Mexico Telco segments include revenues generated from Network Services, Postpaid and Integrated Prepaid Services. GlobalSCAPE, Inc. and its operations are accounted for exclusively as a part of the Internet e-commerce operating segment.

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of January 31, 2001. Additionally, we have had recurring negative cash flows from operations with the exception of the three-month periods ended January 31, 1998 and October 31, 1999. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we expect improved results of operations and
liquidity in the last half of fiscal 2001.   However, we cannot guarantee that
this will be the case.

Results of Operations

     The following table sets forth certain items included in our results of operations in dollar amounts and as a percentage of total revenues for the three and six-month periods ended January 31, 2000 and 2001.

                                          Three months ended January 31,                 Six months ended January 31,
                                          -----------------------------                  ---------------------------
                                            2000                  2001                    2000                 2001
                                            ----                  ----                    ----                 ----
                                                                          (unaudited)
                                        $        %             $        %             $        %            $        %
                                    --------  -------      --------  -------      --------  -------     --------  -------
Operating revenues:
------------------
  Telco Services
    Network services                $  6,891      65%      $  5,122      64%      $ 12,997      65%     $  9,474      61%
    Integrated prepaid                 1,520      14%         1,505      19%         2,922      14%        2,894      19%
    Postpaid                             987       9%           169       2%         2,162      11%          505       3%
  Internet e-commerce                  1,290      12%         1,254      15%         2,071      10%        2,676      17%
                                    --------  -------      --------  -------      --------  -------     --------  -------

Total operating revenues              10,688     100%         8,050     100%        20,152     100%       15,549     100%
                                    --------  -------      --------  -------      --------  -------     --------  -------

Cost of services                       7,104      66%         5,417      67%        13,631      68%       10,945      70%
                                    --------  -------      --------  -------      --------  -------     --------  -------

Gross margin                           3,584      34%         2,633      33%         6,521      32%        4,604      30%

Selling, general and
 administrative expense                3,252      31%         4,057      50%         6,627      33%        9,278      60%

Bad debt expense                          93       1%            79       1%           212       1%          130       1%

Depreciation and amortization          1,427      13%         1,087      14%         2,335      11%        2,236      14%
                                    --------  -------      --------  -------      --------  -------     --------  -------


Operating loss                        (1,188)    (11%)       (2,590)    (32%)       (2,653)    (13%)      (7,040)    (45%)

Other, net                              (624)     (6%)          100       1%        (1,106)     (6%)        (109)     (1%)
                                    --------  -------      --------  -------      --------  -------     --------  -------

Net loss                              (1,812)    (17%)       (2,490)    (31%)       (3,759)    (19%)      (7,149)    (46%)

Income tax & minority interest, net        -       0%            89       1%             -       0%           65       0%

Less: preferred dividends               (791)     (7%)         (233)     (3%)       (2,051)    (10%)      (1,121)     (7%)
                                    --------  -------      --------  -------      --------  -------     --------  -------

Net loss to common stockholders      ($2,603)    (24%)      ($2,634)    (33%)      ($5,810)    (29%)     ($8,205)    (53%)
                                    ========  =======      ========  =======      ========  =======     ========  =======

Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

     Operating revenues. Operating revenues decreased approximately $2.6 million, or 25%, primarily due to significant decreases in our network services and postpaid services revenues.

     Network services, which represent sales to corporate and/or carrier customers who utilize portions of the Company's international network to move communications traffic, decreased approximately $1.8 million, or 26% between quarters. This decline was principally due to a decline in the price per unit the Company charged for carrying communication traffic from quarter to quarter. The actual traffic processed increased approximately 12% from the quarter ended January 31, 2000 to the quarter ended January 31, 2001. Network services is a highly competitive and volatile industry with the key component being the price per unit. The price per unit declined between quarters as the Company carried significantly less non-equal access (NEA) traffic quarter to quarter. NEA traffic results in a higher revenue per unit as well as significantly higher costs per unit. During the quarter ended January 31, 2000, approximately 50% of the traffic carried was NEA traffic as compared to approximately 2% of NEA traffic carried during the quarter ended January 31, 2001.

     Postpaid service revenues decreased approximately $818,000, or 83% between quarters. The decline was principally attributable to lower volumes of operator-assisted calls originating in Mexico and terminating in the U.S. Management continues to de-emphasize its postpaid services business as it focuses its efforts on the core services of the Company.

     Our integrated prepaid and e-commerce services remained relatively flat between the quarters ended January 2000 and 2001.

     Cost of Services. Cost of services decreased approximately $1.7 million, or 24%, between quarters and increased slightly as a percentage of revenues from 66% to 67%. The decrease in cost of services was principally attributable to the decline in the variable cost of our network services product. As mentioned previously, the mix of our carrier services product changed between quarters as the Company went from carrying a high percentage of NEA traffic for the quarter ended January 31, 2000 to a low percentage of NEA traffic for the quarter ended January 31, 2001. The increase in cost of sales, as a percentage of revenues, was due primarily to a decline in our network services gross margin between quarters. The decline in our network services gross margin led to an increase in the combined telco operations cost of services from 75% to 79% between the quarters.

     Selling, General and Administrative (SG&A) Expense. SG&A expenses increased 25%, or approximately $805,000, between quarters. As a percentage of revenues, these expenses increased from 31% to 50% between quarters. Our e-commerce subsidiary accounted for approximately 87% or

$702,000 of the increase between quarters. This increase was a result of increased salaries and wages related to personnel growth, increased research and development (R&D) costs associated with the enhancing of its existing products as well as costs related to the subsidiary's relocation to its new office space, professional fees related to public filings and other matters, and travel to promote and market GlobalSCAPE's products. SG&A costs associated with our telco businesses slightly increased from approximately $2.8 million to $2.9 million between quarters or approximately 4%. The increase in SG&A, as a percentage of revenues, was principally attributable to the decline in revenues between quarters.

     Depreciation and Amortization. Depreciation and amortization decreased approximately $341,000, or 24%, between quarters and remained relatively flat as a percentage of revenues. The decrease was primarily related to the Company fully amortizing acquisition costs as of July 31, 2000. The Company historically recognized approximately $66,000 per month related to this intangible asset. Additionally, during the quarter ended January 31, 2000, the Company fully depreciated approximately $165,000 of our fixed assets for which we believed there were no associated future benefits.

     Operating Loss. Our operating loss increased approximately $1.4 million between quarters and increased as a percentage of revenues from 11% to 32%, due primarily to an increase in selling, general and administrative expenses.

     Other Income (Expense). Other income (expense) improved approximately $724,000 between quarters from an expense of approximately $624,000 to income of approximately $100,000. This improvement was principally attributable to a $500,000 gain recognized from the settlement of a litigation case with one of our carrier customers. In addition, during the quarter ended January 31, 2000, debt discount expense was being recognized that was associated with our convertible notes and a note payable. These notes were fully converted in fiscal year 2000.

     Preferred Dividends. During the second quarter of fiscal 2001, we recorded approximately $233,000 of non-cash dividends and beneficial conversion feature expense related to cumulative convertible preferred stock as compared to approximately $791,000 during the second quarter of fiscal 2000. As of December 31, 2000, the Company recognized the last amount of amortization expense related to the beneficial conversion feature.

     Net loss. The net loss between quarters increased approximately $31,000 or 1% due primarily to decreased revenues and increased selling, general, and administrative expenses. This increase was somewhat offset by the improvement in other income, and the decrease in preferred stock expenses.

Six Months Ended January 31, 2001 Compared to Six Months Ended January 31, 2000

     Operating revenues. Operating revenues decreased approximately $4.6 million, or 23%, principally due to declines in our network services and postpaid services. This decrease was offset to some extent by the increase in our Internet e-commerce business.

     Network services decreased approximately $3.5 million, or 27% between periods. This decline is related to several changes within the industry, which has resulted in pricing pressures and much lower per-unit revenues for carrier-to-carrier services. Management believes the entrance of new alternative long distance providers into the Mexican market has resulted in several changes, most notably more fiber optic capacity, particularly in the crystal triangle made up of Mexico City, Guadalajara and

Monterrey; a steady increase in the calling options available within Mexico; and a decrease in the cost of long distance phone calls due to more competition. As a result, large increases in volumes have resulted in comparatively smaller revenue increases, and lower margins on network services. While the volume of traffic processed by the Company increased by approximately 10% between the periods, revenues actually decreased.

     Postpaid service revenues decreased approximately $1.7 million, or 77% between periods. As a result of the industry changes made within Mexico mentioned above, callers now have a variety of ways to make calls from public telephones or cellular telephones, many of which are made on a prepaid basis at lower premiums than postpaid calls. As a result of the decreasing volumes of postpaid calls generated and processed by the Company, and lower margin associated with those calls, the Company stopped providing these services to most non-owned locations, closed its operator center in November 1999 and began utilizing the services of third-party owned operator centers. Management continues to de-emphasize its postpaid services business as it focuses its efforts on the core services of the Company.

     Our Internet e-commerce services increased approximately $605,000, or 29% between periods. While downloads grew from nearly 4.3 million during the six-months ended January 2000 to approximately 6.6 million during the six-months ended January 2001, actual registrations declined from approximately 87,000 for the six months ended January 31, 2000 to approximately 82,000 for the six months ended January 31, 2001. Although registrations declined period to period, the revenue per registration increased as GlobalSCAPE sold fewer multi-seat licenses during the six months ended January 31, 2001 as compared to the same period in the prior year.

     Our integrated prepaid services remained relatively flat between the periods ended January 2000 and 2001.

     Cost of Services. Cost of services decreased approximately $2.7 million, or 20% between periods, but increased as a percentage of revenues from 68% to 70% between periods. The decrease in cost of services was principally attributable to the decline in the variable cost of our network services product. The increase in cost of sales, as a percentage of revenues, was due primarily to the decline in our network services gross margin between the periods, which led to an increase in the combined telco operations cost of services from 75% to 84% between the periods.

     Selling, General and Administrative (SG&A) Expense. SG&A expenses increased 40%, or approximately $2.7 million, between periods. As a percentage of revenues, these expenses increased from 33% to 60%, between periods. Our e-commerce subsidiary accounted for approximately 60% or $1.6 million of the increase between the periods. The majority of the subsidiary's increase relates to increased salaries and wages, professional fees related to the Form 10 and other SEC filings, R&D costs related to existing product enhancements and the development of new products, and compensation expense associated with the granting of stock options. SG&A costs associated with our telco businesses accounted for the remaining 40% increase, or $1.1 million, between periods. Approximately $914,000 of this increase was principally attributed to expenses recognized during the first quarter ended October 31, 2000. During the quarter ended October 31, 2000, the Company recorded and incurred expenses related to severance packages and professional fees related to SEC filings, strategic research services, and the recently terminated Genesis transaction.

     Depreciation and Amortization. Depreciation and amortization decreased slightly from $2.3 million to $2.2 million or 4%, between periods. The principal reason for the decrease is related to the

Company fully amortizing acquisition cost during fiscal 2000. This decrease was offset somewhat by purchases of equipment during the period.

     Operating Loss. Our operating loss increased approximately $4.4 million between periods and increased as a percentage of revenues from 13% to 45%, due to lower network service margins and increases in selling, general, and administrative expenses.

     Other Income (Expense). Other income (expense) improved approximately $1.0 million or 90%, between periods. This improvement relates to approximately $495,000 of debt discount expense recognized in the period ended January 2000 associated with our convertible notes and a note payable that were fully converted in fiscal 2000, and a $500,000 gain recognized as a result of the settlement of a litigation case with one of our carrier customers.

     Preferred Dividends. During the six months ending January 31, 2001, we recorded approximately $1.1 million of non-cash dividends and beneficial conversion feature expense related to cumulative convertible preferred stock. This compares with approximately $2.1 million of non-cash dividends and beneficial conversion feature expense during the six months ending January 31, 2000. As of December 31, 2000, the Company recognized its last month of amortization for the beneficial conversion feature expense. The net proceeds from preferred stock issuances were approximately $2.2 million for the six-month period ended January 2001.

     Net loss. The net loss for the six months ended January 31, 2001 increased approximately $2.4 or 41%, between periods. The increase was principally attributed to lower carrier service margins and increases in selling, general and administrative expenses. This increase was somewhat offset by the improvement in other income and the decrease in preferred stock expenses.

Liquidity and Capital Resources

     Due to lower margin revenues and the overall revenue decline during the three and six months ended January 31, 2001, the Company did not sufficiently cover our selling, general and administrative costs which resulted in negative cash flows from operations. The amount of cash used in our operations is a result of the net loss incurred during the period, the timing of cash receipts from our customers, as well as activities related to payments to our vendors. We have historically operated with negative cash flows and have sought to fund those losses and deficits through the issuance of debt and the completion of private equity placements.

     For the six-months ended January 31, 2001, our net loss, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation, provision for losses on accounts receivable and minority interest) was approximately $4.4 million. Management of the operating assets and liabilities, which consists mainly of collections on accounts receivable and payments made on outstanding payables and accrued liabilities, produced positive cash flows of approximately $2.4 million, resulting in the negative operating cash flows for the period of $2.0 million. Accordingly, our accounts payable balance increased by approximately $2.3 million from July 31, 2000.

     During the six-months ended January 31, 2001, the Company acquired approximately $604,000 in equipment which was not financed through capital lease or financing arrangements. Additional cash outflows included the payment of approximately $602,000 towards our capital lease obligations and an additional $417,000 towards note payables. As of January 31, 2001, the Company has an additional

$760,000 of equipment related to its infrastructure build-out included in its accounts payable balance. The Company expects that it will be able to finance this equipment through long-term capital lease arrangements resulting in a corresponding improvement in its working capital deficit.

     For the quarter ended January 31, 2001, our net loss, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation, provision for losses on accounts receivable and minority interest) was approximately $1.2 million. Management of the operating assets and liabilities, which consists mainly of collections on accounts receivable and payments made on outstanding payables and accrued liabilities, produced negative cash flows of approximately $163,000, resulting in the negative operating cash flows for the period of $1.4 million. Accordingly, our combined accounts payable balance increased by approximately $921,000 between October 31, 2000 and January 31, 2001.

     During the quarter ended January 31, 2001, the Company acquired approximately $308,000 in equipment which was not financed through capital lease or financing arrangements. Additional cash outflows included the payment of approximately $390,000 towards our capital lease obligations and an additional $59,000 towards note payables.

     Until we are able to produce positive cash flows from operations on a recurring basis, and reduce or eliminate our working capital deficit, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service our debt requirements, or to purchase equipment to be used in the growth of our business. Should our available funds not be sufficient to pay vendors and suppliers, to service debt requirements and purchase equipment, we will need to continue to raise additional capital. Until then, our operating activities may result in net cash being used, or provided, during quarterly periods, regardless of our income statement results for the periods. As noted in our Form 10-K, we have not always paid all of our suppliers on time. Some of these suppliers are critical to our operations. These suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future.

     In an effort to improve our working capital position, management reduced the Company's SG&A between the quarters ended October 2000 and January 2001 by approximately $1.2 million by reducing departmental overhead spending and the elimination of a number of personnel positions. Although management has made strides to reduce the working capital deficit, our accounts payable increased approximately $921,000 for the quarter. The net result of the Company's operating, investing and financing activities during the quarter was a working capital deficit at January 31, 2001 of approximately $9.9 million and cash on hand of approximately $757,000. This represents a $2.3 million and a $4.6 million increase in our working capital deficit from $7.6 million at October 31, 2000 and $5.3 million at July 31, 2000, respectively.

     Included in the Company's current obligations are notes payable and convertible debt of approximately $456,000 and $565,000, respectively. The terms of the convertible debt that originally matured on November 30, 2000 gave the Company the option to extend the maturity date two additional thirty-day periods. The Company elected to use its option that extended the maturity date to January 31, 2001. Subsequent to January 31, 2001, the Company negotiated with the holder of the convertible debt to extend the maturity until July 31, 2001 under the same terms as before. The Company's current obligations also include the total obligation under its debt facility with NTFC Capital Corporation due to the Company's non-compliance with various covenants of the debt facility as of January 31, 2001. Although the Company does not anticipate NTFC Capital Corporation calling the amounts due under the debt facility, the Company has classified the debt as current in accordance with accounting principles generally accepted in the U.S. Based upon our results before and after the period ended January 31, 2001, we will most likely be in default of these same covenants at the end of our next fiscal quarter April 30, 2001. As such, we have requested that NTFC review our current business plan, including expected results and capital requirements, in order to re-set the financial covenants applicable to the Company's capital lease obligation and prevent events of default from occurring on a quarterly basis going forward. Based on discussions with NTFC, management believes it is probable that NTFC will re-set the financial covenants after it has completed its review of this information, but can provide no assurance this will occur.

     As planned, we continued to shift our focus away from traffic generated outside of our core market of Mexico, and focused on generating and transporting traffic over our own international network infrastructure in an effort to produce better cash flow results. The result was an increase in the volume of carrier services traffic transported over our network as compared to the prior year's quarter. Although the Company has emphasized a desire to transport a higher percentage of retail vs. wholesale traffic in order to produce better margins and cash flows, and had entered into a definitive agreement to purchase Genesis Communications International, Inc. in an effort to do so, the Company announced on February 26, 2001 that the agreement had been terminated. As such, the Company will most likely be dependent upon growth in its network services business in order to improve cash flow results in the near term. Although the Company has historically been subject to pricing pressures and declining per-unit revenues related to this business, through the management of the mix of traffic processed the Company was able to increase its revenue per unit during the quarter ended January 31, 2001 as compared to the quarter ended October 31, 2000. No assurance may be given that this trend will continue, however.

     Given its dependency on network services business, in order for the Company to improve its financial performance going forward it must be able to expand its network capacity to allow for the processing of more traffic and continuously attempt to reduce both its variable and fixed costs of transporting this traffic. In January 2001, the Company announced that it had increased capacity on its fiber-based international network backbone; however, its ability to transport additional international traffic for other carriers is also dependent on additional capacity being provided by other carriers within Mexico outside of its network backbone, as well as the Company's ability to extend its own network backbone under its Mexican long distance concession to connect to the local telecommunications network in Mexico. The Company's largest variable cost of processing traffic has historically been with other carriers in Mexico, primarily a single carrier within Mexico. In order to obtain additional capacity within Mexico and to lower its variable cost of processing this traffic within Mexico in the near term, the Company must obtain additional interconnection agreements with other long distance carriers within Mexico. This would provide additional capacity, as well as give the Company the ability to route its traffic on a least-cost basis. Longer term, the Company must focus on extending its own network infrastructure within Mexico in order to convert existing variable per-unit costs to fixed costs where possible. Any such network build-out is not expected to occur until the latter half of calendar 2001.

     While there may be some equity funding requirements related to any such network build-out, the Company expects to finance the majority of its build-out needs through capital lease or debt facilities. In addition, the Company is actively exploring ways to capitalize on its ownership in GlobalSCAPE, and has engaged Roth Capital Partners, Inc. to assist it in doing so. The Company would like to liquidate, or leverage off of, its ownership in GlobalSCAPE in order to reduce, or eliminate, its current working capital deficit. Given the current and anticipated market conditions, we believe that it is most likely a private sale of all or part of our ownership of GlobalSCAPE that best helps us achieve our objective.

Inflation/Foreign Currency

     Inflation has not had a significant impact on the Company's operations. With the exception of integrated prepaid revenues from the Company's communication centers and payphones, almost all of the Company's revenues are generated and collected in U.S. dollars. Integrated prepaid services from the Company's communication centers and payphones are provided at the time of the call in exchange for cash payment, so the Company does not maintain receivables on its books that are denominated in pesos. In an effort to reduce foreign currency risk, the Company attempts to convert pesos collected to U.S. dollars quickly and attempts to maintain minimal cash balances denominated in pesos. Some expenses related to certain services provided to the Company are incurred in foreign currencies, primarily Mexican pesos. The devaluation of the Mexican peso over the past several years has not had a material adverse effect on the Company's financial condition or operating results.

Seasonality

     The Company's integrated prepaid revenues are typically higher on a per phone and per communication center basis during January through July, the peak tourism months in Mexico.

Market Risk

     We are subject to several market risks. Specifically, we face commodity price risks, equity price risks and foreign currency exchange risk.

     Commodity Price Risk
     --------------------

     Certain of our businesses, namely network services, operate in an extremely price sensitive environment. The network services business over the past twelve months has seen significant reductions in the price per unit charged for transporting traffic. While we have been able to withstand these pricing pressures, certain of our competitors are much larger and better positioned to continue to withstand these price reductions. Our ability to further absorb these price reductions may be dependent on our ability to further reduce our costs of transporting this traffic.

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

     Historically, we have recorded foreign currency translation gains/losses in our assets and liabilities due to the volatility of the peso exchange rate as compared to the U.S. dollar over time. We anticipate we will continue to experience translation gains/losses in our assets and liabilities, specifically in fixed assets which are accounted for at historical pesos amounts on the books of our Mexican subsidiaries but converted to U.S. dollars for consolidation purposes at current exchange rates.


PART II OTHER INFORMATION

Item 2 Changes in Securities and Use of Proceeds

     Our Registration Statement on Form S-3 (File No. 333-50008), on which we registered 19,568,940 shares of common stock, became effective on November 27, 2000. This common stock is issuable under the terms of our Series E Preferred Stock and a warrant for the purchase of 3,636,364 shares of common stock to RGC International Investors. Included in this Registration Statement are the terms of two warrants for the purchase of 75,000 and 100,000 shares of common stock to Jesup & Lamont Securities Corporation and Binkley LLC, issued in conjunction with the signing of our private equity line of credit in April 2000.

     We did not receive any of the proceeds of the sale of common stock registered on this Form S-3. We received $2.5 million of proceeds upon the issuance of the Series E Preferred Stock in October 2000. We incurred expenses in connection with the issuance of the series E preferred stock and registration of the underlying common stock as follows (approximate amounts except for the SEC registration fees):

               Legal fees:                  $ 5,000.00
               Registration fees:             6,309.30
               Printing & Miscellaneous:      5,500.00
               ---------------------------------------
               Total:                        16,809.30

     We used the remaining proceeds after payment of expenses for working capital purposes.

Item 6 Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     The exhibits listed below are filed as part of this report.

Exhibit Number
--------------
11 Computation of Earnings per Share (Exhibit to this Form 10-Q filed March 16, 2001)

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


                    AMERICAN TELESOURCE INTERNATIONAL INC.
                                 (Registrant)



Date:   March 16, 2001           By:      /s/ H. Douglas Saathoff
                                          -----------------------
                                 Name:    H. Douglas Saathoff
                                 Title:   Chief Financial Officer