Form 10-Q
period 2001-04-30
AMERICAN TELESOURCE INTERNATIONAL INC
filed 2001-06-14
CIK 1014052

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
-
ACT OF 1934

For the quarterly period ended April 30, 2001

                                       or

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

                        Commission File Number 0-23007

                           ATSI COMMUNICATIONS, INC.
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---
     The number of shares outstanding of the registrant's common stock at June 12, 2001 was 76,668,376

--------------------------------------------------------------------------------

                           ATSI COMMUNICATIONS, INC.
                               AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED APRIL 30, 2001

                                     INDEX

Part I.  FINANCIAL INFORMATION

                                                                                                                        Page
                                                                                                                        ----
Item 1.  Interim Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets as of July 31, 2000 and April 30, 2001...........................................     3
         Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2000 and 2001............     4
         Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended April 30, 2000 and 2001....     5
         Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2000 and 2001......................     6
         Notes to Consolidated Financial Statements...................................................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .......................    11

Part II. OTHER INFORMATION

Item 2.  Change in Securities and Use of Proceeds.....................................................................    20

Item 6.  Exhibits and Reports on Form 8-K.............................................................................    21

                           ATSI COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share information)


                                                                                                   July 31,            April 30,
                                                                                                     2000                2001
                                                                                                 ------------        -------------
                                                                                                                      (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                                           $  1,550             $    238
 Accounts receivable, net of allowance of $757 and $622, respectively                                   3,186                2,727
 Inventory                                                                                                 74                   73
 Prepaid expenses and other assets                                                                        631                  742
                                                                                                 ------------        -------------
   Total current assets                                                                                 5,441                3,780
                                                                                                 ------------        -------------

PROPERTY AND EQUIPMENT (At cost):                                                                      19,393               21,263
 Less - Accumulated depreciation and amortization                                                      (8,335)             (11,410)
                                                                                                 ------------        -------------
   Net property and equipment                                                                          11,058                9,853
                                                                                                 ------------        -------------

OTHER ASSETS, net
 Goodwill, net                                                                                          4,901                4,789
 Concession license, net                                                                                4,422                4,263
 Trademarks, net                                                                                          570                  435
 Other assets                                                                                             502                  425
                                                                                                 ------------        -------------
   Total assets                                                                                      $ 26,894             $ 23,545
                                                                                                 ============        =============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                                    $  3,931             $  5,693
 Accrued liabilities                                                                                    2,350                2,208
 Current portion of notes payable                                                                         544                  436
 Current portion of convertible long-term debt                                                            289                  565
 Current portion of obligations under capital leases                                                    3,411                3,647
 Deferred revenue                                                                                         167                  142
                                                                                                 ------------        --------------
   Total current liabilities                                                                           10,692               12,691
                                                                                                 ------------        -------------

LONG-TERM LIABILITIES:
 Obligations under capital leases, less current portion                                                 2,506                1,575
 Other long-term liabilities                                                                               56                  159
                                                                                                 ------------        -------------
   Total long-term liabilities                                                                          2,562                1,734
                                                                                                 ------------        -------------

MINORITY INTEREST                                                                                           -                  345
                                                                                                 ------------        -------------

COMMITMENTS AND CONTINGENCIES:

REDEEMABLE PREFERRED STOCK
 Series D Cumulative Preferred Stock, 3,000 shares authorized, 3,000 shares issued and outstanding at July 31, 2000 and 1,642 shares issued and outstanding at
  April 30, 2001, carrying value of $2,662,375 and $1,341,505 at July 31, 2000 and
  April 30, 2001, respectively                                                                          2,662                1,342
 Series E Cumulative Preferred Stock, 10,000 shares authorized, no shares issued and outstanding at July 31, 2000, 2,375 shares issued and outstanding at April 30,
  2001, carrying value of $1,469,354                                                                        -                1,469

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized,
  Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized,
  24,255 shares issued and outstanding at July 31, 2000, 4,255 shares issued
  and outstanding at April 30, 2001                                                                         -                    -
  Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized, no shares issued and outstanding at July 31, 2000, 9,210 shares issued and
  and outstanding at April 30, 2001                                                                         -                    -
 Common stock, $0.001 par value, 200,000,000 shares authorized,
  67,408,979 issued and outstanding at July 31, 2000,
  75,743,350 issued and outstanding at April 30, 2001                                                      67                   76
 Additional paid in capital                                                                            51,625               56,779
 Accumulated deficit                                                                                  (39,125)             (50,228)
 Warrants outstanding                                                                                     417                1,381
 Notes due from stockholders                                                                           (1,108)              (1,108)
 Deferred compensation                                                                                   (119)                 (56)
 Other comprehensive loss                                                                                (779)                (880)
                                                                                                 ------------        -------------
   Total stockholders' equity                                                                          10,978                5,964

     Total liabilities, redeemable preferred stock and stockholders' equity                          $ 26,894             $ 23,545
                                                                                                 ============        =============

  The accompanying notes are an integral part of these consolidated financial statements.

                           ATSI COMMUNICATIONS, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                 Three months ended April 30,                   Nine months ended April 30,
                                                 2000                   2001                    2000                   2001
                                         --------------------   --------------------    -------------------    --------------------
OPERATING REVENUES:
  Telco services
      Network services                               $  5,850               $  8,330              $  18,847               $  17,804
      Integrated Prepaid                                1,590                  1,512                  4,511                   4,406
      Postpaid                                            690                    177                  2,853                     682
  Internet e-commerce                                   1,394                  1,449                  3,465                   4,125
                                         --------------------   --------------------    -------------------    --------------------

     Total operating revenues                           9,524                 11,468                 29,676                  27,017
                                         --------------------   --------------------    -------------------    --------------------

OPERATING EXPENSES:
  Cost of services                                      6,723                  7,619                 20,353                  18,564
  Selling, general and administrative                   3,755                  4,498                 10,382                  13,776
  Bad debt expense                                        172                     39                    385                     169
  Depreciation and amortization                         1,129                  1,041                  3,464                   3,277
                                         --------------------   --------------------    -------------------    --------------------

     Total operating expenses                          11,779                 13,197                 34,584                  35,786
                                         --------------------   --------------------    -------------------    --------------------

Operating loss                                         (2,255)                (1,729)                (4,908)                 (8,769)

OTHER INCOME(EXPENSE):
  Interest income                                          21                     30                     28                      90
  Other income (expense), net                               6                     (2)                     7                     689
  Interest expense                                       (384)                  (250)                (1,498)                 (1,110)
                                         --------------------   --------------------    -------------------    --------------------

     Total other income (expense)                        (357)                  (222)                (1,463)                   (331)
                                         --------------------   --------------------    -------------------    --------------------

LOSS BEFORE INCOME TAX EXPENSE                         (2,612)                (1,951)                (6,371)                 (9,100)

INCOME TAX EXPENSE                                          -                      -                      -                      65

MINORITY INTEREST                                           -                    122                      -                     251

NET LOSS                                              ($2,612)               ($1,829)               ($6,371)                ($8,914)

LESS: PREFERRED DIVIDENDS                              (4,683)                  (475)                (6,734)                 (1,596)
                                         --------------------   --------------------    -------------------    --------------------

NET LOSS TO COMMON STOCKHOLDERS                       ($7,295)               ($2,304)              ($13,105)               ($10,510)
                                         ====================   ====================    ===================    ====================

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)

                                                              For the three months ended     For the nine months ended
                                                             ----------------------------   ---------------------------
                                                                       April 30,                      April 30,
                                                             ----------------------------   ----------------------------
                                                                2000              2001         2000              2001
                                                             ---------         ----------   ----------        ----------

Net loss to common stockholders                               ($7,295)           ($2,304)    ($13,105)         ($10,510)

     Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                     165                185           183             (101)
                                                             ---------         ----------   -----------       ----------

Comprehensive loss to common stockholders                     ($7,130)           ($2,119)     ($12,922)        ($10,611)
                                                             =========         ==========   ===========       ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                     Nine months ended April 30,
                                                                       2000             2001
                                                                 ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              ($6,371)          ($8,914)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                        3,464             3,277
     Amortization of debt discount                                          353               129
     Deferred compensation                                                  317               724
     Minority interest                                                        -              (251)
     Provision for losses on accounts receivable                            385               169
     Changes in operating assets and liabilities
       Increase (Decrease) in accounts receivable                          (758)              163
       Increase in other assets-current and long-term                      (263)             (313)
       (Decrease) Increase in accounts payable                             (818)            1,269
       Decrease in accrued liabilities                                      (29)             (160)
       Decrease in deferred revenue                                        (110)              (25)
                                                                 ---------------   ---------------
Net cash used in operating activities                                    (3,830)           (3,932)
                                                                 ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (1,206)             (716)
                                                                 ---------------   ---------------
Net cash used in investing activities                                    (1,206)             (716)
                                                                 ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                           237               432
   Net decrease in short-term borrowings                                   (306)                -
   (Decrease) Increase from advanced funding arrangements                   (40)              116
   Payments on debt                                                        (723)             (445)
   Capital lease payments                                                (1,021)             (945)
   Proceeds from issuance of preferred stock, net
    of issuance costs                                                     5,683             3,564
   Proceeds from issuance of common stock, net
    of issuance costs                                                     4,774               614
                                                                 ---------------   ---------------
Net cash provided by financing activities                                 8,604             3,336
                                                                 ---------------   ---------------

Net increase (decrease) in cash                                           3,568            (1,312)

Cash, beginning of period                                                   379             1,550
                                                                 ---------------   ---------------

Cash, end of period                                                      $3,947              $238
                                                                 ===============   ===============


   The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the accounts of ATSI-Delaware, ATSI-Canada, ATSI-Com, ATSI-Texas, ATSI-Mexico, ATSI de CentroAmerica, Computel, Telespan, Sinfra and GlobalSCAPE have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI Communications, Inc. and its subsidiaries ("ATSI" or "the Company") as of July 31, 2000 and April 30, 2001, the results of their operations for the three and nine months ended April 30, 2000 and 2001 and their cash flows for the nine months ended April 30, 2000 and 2001. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 2000 in the Form 10-K filed with the SEC on November 14, 2000. Further information related to our subsidiary GlobalSCAPE can be found in their Form 10-Q for the quarter ended March 31, 2001 filed May 15, 2001. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

     In September 2000, the Financial Accounting Standards Board ("FASB")") issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of FASB Statement No. 125. SFAS No. 140, effective after March 31, 2001 for reporting and disclosure proposes on fiscal years ending after December 15, 2000, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. We believe that SFAS No. 140 will not have a material effect on the financial condition or results of the Company once adopted.


     2.   FUTURE OPERATIONS

     The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to April 30, 2001, the Company has incurred cumulative net losses of approximately $50.2 million. Further, the Company has a working capital deficit of approximately $8.9 million at April 30, 2001. Although the Company has capital resources available to it, these resources are limited and may not be available to support its ongoing operations until such time as the Company is able to maintain positive cash flow from operations. There is no assurance the Company will be able to achieve future revenue levels sufficient to support operations or recover its investments in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders and customers, its ability to obtain capital resources to support operations and its ability to successfully market its services.

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

     3.   PREFERRED STOCK

     In March 2001, we issued 8,175 shares of Series F Preferred Stock for cash proceeds of $817,500 and 1,035 shares for services rendered, 535 of which specifically related to the Series F private placement. The Series F Preferred Stock accrues cumulative dividends at the rate of 15% per annum.

     The Series F Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year (the "Anniversary Date") from the Date of Closing at a 15% discount to the average closing price of ATSI's Common Stock for five (5) days preceding the Date of Closing (the "Initial Conversion Price"). On each Anniversary Date up to and including the second Anniversary Date, the Conversion Price on any unconverted Preferred Stock plus any accumulated, unpaid dividends will be reset to be equal to the average closing price of the stock for the five (5) preceding trading days. The initial beneficial conversion feature, which represents the difference between the Initial Conversion Price and the market price on the Commitment Date, is $247,991, which the Company recognized in March 2001 as preferred dividends. The Series F Preferred Stock is callable and redeemable by us at 100% of its face value, plus any accumulated, unpaid dividends at our option any time after our Common Stock has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as we do not call the Preferred Stock prior to the first anniversary date of the Date of Closing. The terms of our Series F Preferred Stock restrict us from declaring and paying dividends on our common stock until such time as all outstanding dividends have been fulfilled related to all outstanding Preferred Stock. In addition, we issued 852,778 warrants at a price of 133% of the original conversion price. The warrants are exercisable for a period of three years from the Date of Closing.

     Also, in March 2001, the holder of 10,000 shares of Series A Preferred Stock elected to convert all of its shares and accumulated dividends of approximately $125,000 into shares of common stock resulting in the issuance of 1,458,955 shares of common stock.

     4.   REDEEMABLE PREFERRED STOCKS

     In March 2001, the holder of the Company's Series E Preferred Stock converted 625 of the 2,500 shares outstanding and accumulated dividends into common stock resulting in the issuance of 1,159,793 shares of common stock. In accordance with the terms of the Investment Option of the Series E Preferred Stock, the holder purchased an additional 927,834 shares of common stock for $512,164. Additionally, the holder of the Company's Series E Preferred Stock purchased an additional 500 shares of our Series E Preferred Stock for cash proceeds of $500,000. Total cash proceeds to the Company, of the investment by the holder of the Series E Preferred Stock, was approximately $1,012,000.


     5.   SEGMENT REPORTING

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

                                            For the three months ended      For the nine months ended
                                             April 30,       April 30,       April 30,      April 30,
                                               2000            2001            2000           2001
U.S. Telco
-------------------------------------------------------------------------------------------------------
External revenues                          $  6,278,920    $  8,246,234    $ 20,921,925    $ 17,737,946
Intercompany revenues                      $    627,413    $    344,533    $  1,998,241    $  1,215,183
                                           ------------    ------------    ------------    ------------
                Total revenues             $  6,906,333    $  8,590,767    $ 22,920,166    $ 18,953,129
                                           ============    ============    ============    ============

EBITDA                                      ($1,605,658)      ($133,714)    ($2,521,324)    ($3,807,677)

Operating loss                              ($2,194,830)      ($631,095)    ($4,057,938)    ($5,504,418)

Net loss                                    ($2,262,871)      ($712,676)    ($4,297,509)    ($1,482,782)

Total assets                               $ 12,954,653    $ 19,873,827    $ 12,954,653    $ 19,873,827

Mexico Telco
-------------------------------------------------------------------------------------------------------
External revenues                          $  1,851,603    $  1,773,424    $  5,289,170    $  5,154,830
Intercompany revenues                      $    583,121    $    441,865    $  1,870,705    $  1,417,660
                                           ------------    ------------    ------------    ------------
                Total revenues             $  2,434,724    $  2,215,289    $  7,159,875    $  6,572,490
                                           ============    ============    ============    ============

EBITDA                                         ($76,916)      ($245,954)      ($515,546)    ($1,306,958)

Operating loss                                                   ($522,410)      ($654,065)    ($2,195,168)    ($2,505,993)

Net loss                                                         ($693,790)      ($803,680)    ($2,785,327)    ($3,054,152)

Total assets                                                  $  9,788,515    $  8,421,175   $   9,788,515   $   8,421,175

Internet  e-commerce
---------------------------------------------------------------------------------------------------------------------------
External revenues                                             $  1,394,002    $  1,448,773   $   3,465,140   $   4,124,653
Intercompany revenues                                                   --              --              --              --
                                                               ------------    ------------    -----------    ------------
                     Total revenues                           $  1,394,002    $  1,448,773   $   3,465,140   $   4,124,653
                                                               ============    ============    ============    ============

EBITDA                                                        $    556,780       ($307,722)  $   1,597,799       ($376,733)

Operating income (loss)                                       $    462,281       ($442,989)  $   1,358,445       ($757,791)

Net income (loss)                                             $    444,358       ($451,697)  $   1,320,670       ($856,247)

Total assets                                                  $  2,467,180    $  1,680,654   $   2,467,180   $   1,680,654

Other
---------------------------------------------------------------------------------------------------------------------------
External revenues                                                       --              --              --              --
Intercompany revenues                                          ($1,210,534)      ($786,398)    ($3,868,946)    ($2,632,843)
                                                              ------------    ------------    ------------    ------------
                     Total revenues                            ($1,210,534)      ($786,398)    ($3,868,946)    ($2,632,843)
                                                              ============    ============    ============    ============

EBITDA                                                                  --              --         ($5,000)             --

Operating loss                                                          --              --        ($13,385)             --

Net loss                                                       ($4,782,700)      ($336,158)    ($7,342,314)    ($5,116,337)

Total assets                                                  $  1,385,395     ($6,430,483)  $   1,385,395     ($6,430,483)

Total
---------------------------------------------------------------------------------------------------------------------------
External revenues                                             $  9,524,525    $ 11,468,431   $  29,676,235   $  27,017,429
Intercompany revenues                                                   --              --              --              --
                                                              ------------    ------------     -----------    ------------
                     Total revenues                           $  9,524,525    $  9,517,279   $  29,676,235   $  27,017,429
                                                              ============    ============     ===========    ============

EBITDA                                                         ($1,125,794)      ($687,390)    ($1,444,071)    ($5,491,368)

Depreciation, Depletion and Amortization                       ($1,129,165)    ($1,040,759)    ($3,463,975)    ($3,276,834)

Operating loss                                                 ($2,254,959)    ($1,728,149)    ($4,908,046)    ($8,768,202)

Net loss                                                       ($7,295,003)    ($2,304,211)   ($13,104,480)   ($10,509,518)

Total assets                                                  $ 26,595,743    $ 23,545,173   $  26,595,743   $  23,545,173


     6. SUBSEQUENT EVENTS

     In May 2001, the holder of the Company's Series E Preferred Stock converted 185 of the 2,375 shares outstanding and accumulated interest into common stock resulting in the issuance of 430,571 shares of common stock. In accordance with the terms of the Investment Option of the Series E Preferred Stock, the holder purchased an additional 344,457 shares of common stock for approximately $152,939.

     In June 2001, the holder of the Company's Series E Preferred Stock purchased an additional 1,500 shares of our Series E Preferred Stock for cash proceeds of $1,500,000.

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

     We also own approximately 73% of GlobalSCAPE, Inc., which is rapidly becoming a leader in electronic commerce of top Internet-based software, utilizing the Web as an integral component of its development, marketing, distribution and customer relationship strategies. Utilizing CuteFTP as its flagship product, GlobalSCAPE's downloads of products remained relatively constant between the quarters ended April 30, 2000 and 2001 at approximately 3.2 million. Registrations, the revenue driver, increased from approximately 38,000 to 46,000 between the respective quarters.

     As discussed in Note 5 - Segment Reporting, we have determined that we have three reportable operating segments: 1) U.S Telco; 2) Mexico Telco; and 3) Internet e-commerce.

     Additionally, we have determined that our U.S. and Mexican subsidiaries should be reported as separate segments, even though many of our products are borderless and utilize the operations of entities in both the U.S. and Mexico. Both the U.S. Telco and Mexico Telco segments include revenues generated from Network Services, Postpaid and Integrated Prepaid Services. GlobalSCAPE, Inc. and its operations are accounted for exclusively as a part of the Internet e-commerce operating segment.

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of April 30, 2001. Additionally, we have had recurring negative cash flows from operations with the exception of the three-month periods ended January 31, 1998 and October 31, 1999. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we expect our results of operations and liquidity to continue to improve in the last quarter of fiscal 2001. We cannot, however, guarantee that this will be the case.

Results of Operations

     The following table sets forth certain items included in our results of operations in dollar amounts and as a percentage of total revenues for the three and nine-month periods ended April 30, 2000 and 2001.

                                            Three months ended April 30,                     Nine months ended April 30,
                                            -----------------------------                    ---------------------------
                                            2000                    2001                      2000                    2001
                                            ----                    ----                      ----                    ----
                                                                             (unaudited)
                                        $            %           $           %             $           %           $           %
                                     ----------   --------   ----------   --------    ------------  --------  ------------  --------
Operating revenues:
  Telco services
     Network services                  $5,850         61%      $8,330        72%         $18,847       63%        $17,804       66%
     Integrated Prepaid                 1,590         17%       1,512        13%           4,511       15%          4,406       16%
     Postpaid                             690          7%         177         2%           2,853       10%            682        3%
  Internet e-commerce                   1,394         15%       1,449        13%           3,465       12%          4,125       15%
                                     --------     ------     --------     -----       ----------    -----     -----------   ------

Total operating revenues                9,524        100%      11,468       100%          29,676      100%         27,017      100%

Cost of services                        6,723         71%       7,619        66%          20,353       69%         18,564       69%
                                     --------     ------     --------     -----       ----------    -----     -----------   ------

Gross margin                            2,801         29%       3,849        34%           9,323       31%          8,453       31%

Selling, general and administrative
expense                                 3,755         39%       4,498        39%          10,382       35%         13,776       51%

Bad debt expense                          172          2%          39         1%             385        1%            169        0%

Depreciation and amortization           1,129         12%       1,041         9%           3,464       12%          3,277       12%
                                     --------     ------     --------     -----       ----------    -----     -----------   ------

Operating loss                         (2,255)       (24%)     (1,729)      (15%)         (4,908)     (17%)        (8,769)     (32%)

Other, net                               (357)        (4%)       (222)       (2%)         (1,463)      (4%)          (331)      (2%)
                                     --------     ------     --------     -----       ----------    ------    -----------   ------

Loss before taxes and minority
interest                               (2,612)       (28%)     (1,951)      (17%)         (6,371)     (21%)        (9,100)     (34%)

Income tax expense                          -          -            -         -                -        -             (65)       0%

Minority interest                           -          -          122         1%               -        -             251        1%
                                     --------     ------     --------     -----       ----------    ------    -----------   ------

Net loss                               (2,612)       (28%)     (1,829)      (16%)         (6,371)     (21%)        (8,914)     (33%)

Less: preferred dividends              (4,683)       (49%)       (475)       (4%)         (6,734)     (23%)        (1,596)      (6%)
                                     --------     ------     --------     -----       ----------    ------    -----------   ------

Net loss to common stockholders       ($7,295)       (77%)    ($2,304)      (20%)       ($13,105)     (44%)      ($10,510)     (39%)
                                     ========     ======     ========     =====       ==========    ======    ===========   ======

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000

         Operating revenues. Operating revenues increased approximately $1.9 million, or 20%, primarily due to an approximate $2.5 million increase in our network services revenue. This increase in network services revenue was offset somewhat by a decline in postpaid revenue of approximately $513,000 or 74%.

         Network services, which includes sales to corporate and/or carrier customers who utilize portions of the Company's international network to move communications traffic, increased by approximately $2.5 million, or 42% between quarters. Although the average price per unit of approximately $0.10 was comparable between quarters, the communications traffic significantly increased by approximately 24.9 million units, or 49%. Management's efforts to increase terminating capacity within the Mexico communications traffic corridor had a positive impact on the ability to provide our customers more service; thus, increasing overall communications traffic.

         Postpaid service revenues decreased as noted above primarily due to lower volumes of operator-assisted calls originating in Mexico and terminating in the U.S. Management continues to de-emphasize its postpaid services business as it focuses its efforts on the other services of the Company.

         The net changes for the Company's other services, integrated prepaid and e-commerce, did not have a significant impact on overall operating revenues between the quarters ended April 30, 2000 and 2001.

Cost of Services. Cost of services increased approximately $896,000, or 13% between quarters but decreased as a percentage of revenues from 71% to 66%. The increase in cost of services was principally attributable to increased variable costs related to our carrier services product. As noted previously, our communications traffic increased by approximately 49% from the previous year's quarter. The decrease as a percentage of revenues can be tied to a number of factors. The two biggest factors were the installation of Nortel Passport equipment, which allowed us to increase the capacity of our packet-switching network backbone, and the addition of alternate carriers of our traffic in Mexico, which allowed us to lower our cost per unit for international traffic. Each alternate carrier offers additional capacity to the Company, as well as lower variable costs of transporting traffic into areas into which they have their own proprietary network. Management further reduced costs by negotiating reductions in certain of its fixed costs. Between the quarters, the mix in communications traffic carried was fairly comparable but the decline of approximately 6% in the average rate per unit plus reduced fixed costs contributed to an improved gross margin. Our telco gross margin improved from approximately 18% to 25% quarter to quarter.

         Selling, General and Administrative (SG&A) Expense. SG&A expenses increased approximately 19%, or $743,000 between quarters. As a percentage of revenues, these expenses remained unchanged. Of the $743,000 increase, approximately $418,000 relates to the recording of stock option compensation expense, a non-cash item, related to our e-commerce subsidiary GlobalSCAPE. Excluding the non-cash expense, our e-commerce subsidiary's SG&A increased approximately $531,000, or 70% between quarters. The increase is a result of increased salaries and wages related to personnel growth, increased research and development (R&D) costs associated with the enhancement of their products and professional fees related to public filings and other matters. Combined telco operations, including corporate expenses, decreased approximately $206,000 or 7% between quarters. The decrease was primarily within our U.S. operations, which decreased approximately 51%, between quarters, due to our expense cutting efforts. As a percentage of telco revenues, telco SG&A expenses were approximately 27%, our lowest level in approximately three years.

         Depreciation and Amortization. Depreciation and amortization decreased slightly by approximately $88,000, or 8% between quarters and decreased as a percentage of revenues from 12% to 9%. The decrease was primarily related to the amortization of acquisition costs during the quarter ended April 30, 2000 of approximately $176,000. No amortization of acquisition costs was recorded during the quarter ended April 30, 2001 as the Company fully amortized acquisition costs as of July 31, 2000. This decrease was somewhat offset by amortization expense related to our concession of approximately $55,000 during the quarter ended April 30, 2001.

         Operating Loss. Our operating loss improved between quarters by approximately $526,000, or 23%. The improvement is attributable to the generation by the Company of more gross margin dollars as well as the improvement in the gross margin percentage. This improvement, however, was reduced by the overall increase in selling, general and administrative expenses, approximately $418,000 of which relates to the non-cash items previously discussed.

         Other Income (Expense). Other expense decreased by approximately $135,000, or 38% between quarters. This decrease was principally attributable to the recognition of $100,000 of expense during March 2000 resulting from the late effectiveness of certain of the Company's registration statements during fiscal 2000. The remaining decrease is attributed to a decline in interest charges for capital lease obligations.

         Minority Interest. As a result of the approximate 27% distribution of GlobalSCAPE, the consolidated entity recognized minority interest of approximately $122,000 resulting from GlobalSCAPE's net loss during the quarter ended April 30, 2001.

         Preferred Dividends. During the third quarter of fiscal 2001, we recorded approximately $111,000 of non-cash dividends for all preferred shares outstanding during the quarter as well as beneficial conversion feature expense of approximately $346,000 related to the issuance of preferred stock. The beneficial conversion feature expense was expensed in full during the quarter.

         Net loss to Common Stockholders. The net loss between quarters improved by approximately $5.0 million, or 68%, due primarily to the improvement in gross margin dollars and gross margin percentage and the significant decrease in preferred stock dividends and beneficial conversion expense.

Nine Months Ended April 30, 2001 Compared to Nine Months Ended April 30, 2000

         Operating revenues. Operating revenues decreased approximately $2.7 million, or 9%, due to the decline in combined telco revenues, primarily network services and postpaid services. The increase in e-commerce revenues somewhat offset the decline in telco revenues for the nine months ended April 30, 2001.

         Network services decreased approximately $1.0 million, or 5% between periods. Although the average price per unit was stable between quarters, the first six months of fiscal 2001 were affected by significant pricing pressures within the market, which resulted in a decline in the average price per unit of approximately $0.05, between periods. Even though the average price per unit decreased approximately $0.03 between the nine-month periods ended April 30, 2000 and 2001, the Company's international communications traffic increased approximately 34.0 million units, or 25%. This increase in units somewhat offset the declining average price per unit caused by competitive market pressures. In an effort to maintain a competitive advantage within the market, management is focusing its efforts on increasing the terminating capacity within Mexico and enhancing routing diversity. Management believes its efforts will allow the Company to offer a competitively priced service to our existing and potential customers as well as manage our costs. In addition, the Company will continue its efforts to build-out our network within Mexico, which will ultimately allow the Company to more effectively utilize our concession license.

         Postpaid service revenues significantly decreased by approximately $2.2 million, or 76% between periods. As a result of the decreasing volumes of postpaid calls generated and processed by the Company, and lower margin associated with those calls, the Company stopped providing these services to most non-owned locations, closed its operator center in November 1999 and began utilizing the services of third-party owned operator centers. Management continues to de-emphasize its postpaid services business as it focuses its efforts on the other services of the Company.

         Our Internet e-commerce services increased approximately $660,000, or 19% between periods. While registrations and download primarily contribute to the increase in revenues, our e-commerce subsidiary experienced increases in the price per unit of approximately 31% between periods. The price per unit increase coupled with increases of approximately 3% and 24% in registrations and downloads, respectively, contributed to the growth in product revenue between the periods.

         Cost of Services. Cost of services decreased approximately $1.8 million, or 9%, between periods but remained unchanged as a percentage of revenues at 69%. During the first six months of fiscal 2001, the variable cost associated with our carrier services product was a much higher percentage of revenues. In response to this trend, management focused its efforts on improving carrier margins. Two key responses were the installation of Nortel Passport equipment, which allowed us to increase the capacity of our packet-switching network backbone, and the addition of alternate carriers of our traffic in Mexico, which allowed us to lower our cost per unit for international traffic. Each alternate carrier offers additional capacity to the Company, as well as lower variable costs of transporting traffic into areas into which they have their own proprietary network. As a result of the reductions in cost and the improvements realized from the installation of the Nortel Passport equipment, the Company recognized a gross margin of approximately 17% for the quarter ended April 30, 2001 as compared to 8% for the quarter ended April 30, 2000. Management believes that its focus on reducing the costs associated with utilizing our network will allow it to continue to maintain or improve these margins.

         Selling, General and Administrative (SG&A) Expense. SG&A expenses increased 33%, or approximately $3.4 million, between periods. As a percentage of revenues, these expenses increased from 35% to 51% period to period. Our e-commerce subsidiary's SG&A increased $2.6 million, or 153% between periods. The majority of the subsidiary's increase relates to increased salaries and wages, professional fees related to SEC filings and financial audits, R&D costs related to existing product enhancements and the development of new products, and approximately $636,000 of non-cash compensation expense associated with the granting of stock options. SG&A costs associated with our telco operations increased approximately $811,000, or 9% between periods, due primarily to expenses of approximately $1.0 million, related to severance packages, professional fees related to SEC filings, strategic research services and the terminated Genesis transaction. Combining and comparing the 2nd and 3rd quarters of fiscal 2000 and fiscal 2001, telco operation's SG&A decreased approximately $103,000 between the two periods compared. This decrease is attributable to management implementing and executing expense cutting measures as well as maintaining its focus on necessary SG&A spending.

         Depreciation and Amortization. Depreciation and amortization decreased approximately $187,000, or 5%, between periods but remained unchanged as a percentage of revenues at 12%. The principal reason for the decrease is related to the Company fully amortizing acquisition cost during fiscal 2000. This decrease was offset somewhat by depreciation expense associated with capital expenditures and amortization related to the purchase of our concession license during the period.

         Operating Loss. Our operating loss increased approximately $3.9 million, or 79% between periods and increased as a percentage of revenues from 17% to 32%, due to less margin dollars generated, and significant increases in selling, general and administrative expenses, which includes an increase in non-cash items of approximately $408,000 between periods.

         Other Income (Expense). Other expense improved approximately $1.1 million, or 77% between periods. This improvement primarily relates to approximately $495,000 of debt discount expense recognized in the period ended January 2000 associated with our convertible notes, and a note payable that was fully converted in fiscal 2000. In addition, we recognized a gain of $500,000 as a result of a settlement regarding a litigation case with one of our carrier customers. The remaining decrease is attributed to a decline in interest charges for capital lease obligations.

         Preferred Dividends. During the nine months ending April 30, 2001, we recorded approximately $478,000 of non-cash dividends along with approximately $1.1 million of beneficial conversion feature expense related to our cumulative convertible preferred stock. This compares to approximately $325,000 of non-cash dividends and approximately $6.4 million of beneficial conversion feature expense recognized during the nine months ended April 30, 2000.

         Minority Interest. As a result of the approximate 27% distribution of GlobalSCAPE, the consolidated entity recognized minority interest of approximately $251,000 for the nine-months ending April 30, 2001.

         Net loss to Common Stockholders. The net loss for the nine months ended April 30, 2001 improved by approximately $2.6 million to $10.5 million from the $13.1 million net loss for the nine months ended April 30, 2000. The improvement was due primarily to a significant decrease in preferred dividends recognized during the period ending April 30, 2001. This decrease in preferred dividends was somewhat offset by the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

         During the three and nine months ended April 30, 2001, we generated negative cash flows from operations of approximately $1.8 and $3.9 million, respectively. The amount of cash used in our operations is a result of the net loss incurred during the period, the timing of cash receipts from our customers, as well as activities related to payments to our vendors. We have historically operated with negative cash flows and have sought to fund those losses and deficits through the issuance of debt and the completion of private equity placements.

         For the three-months ended April 30, 2001, our net loss, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation, provision for losses on accounts receivable and minority interest) was approximately $424,000. Management of the operating assets and liabilities, which consist mainly of collections on accounts receivable and payments made on outstanding payables and accrued liabilities, produced negative cash flows of approximately $1.37 million, resulting in negative operating cash flows for the period of $1.8 million. While we fell short of producing positive cash flows during the quarter, our net loss, after adjustments for non-cash items, represented a significant improvement over the quarters ended April 30, 2000, October 31, 2001 and January 31, 2001, when our net loss, after adjustments for non-cash items, were $1.3 million, $3.2 million, and $1.2 million, respectively.

         For the nine-months ended April 30, 2001, our net loss, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation, provision for losses on accounts receivable and minority interest) was approximately $4.9 million. Management of the operating assets and liabilities, which consists mainly of collections on accounts receivable and payments made on outstanding payables and accrued liabilities, produced positive cash flows of approximately $930,000, resulting in the negative operating cash flows for the period of $3.9 million.

         During the nine-months ended April 30, 2001, the Company acquired approximately $716,000 in equipment which was not financed through capital lease or financing arrangements. Additional cash outflows included payments of approximately $945,000 towards our capital lease obligations and $445,000 towards notes payable. As of April 30, 2001, the Company has approximately $863,000 of equipment related to its infrastructure build-out included in accounts payable. The Company expects that it will be able to finance this equipment through long-term capital lease arrangements resulting in a corresponding improvement in its working capital deficit.

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

         During the nine months ended April 30, 2001, we received cash proceeds, net of issuance costs, of $3.6 million from the issuance of preferred stock, and $614,000 from the issuance of common stock as a result of warrants, stock options, and investment options exercises. These funds were used to pay down payable balances as mentioned above, to make payments on our debt and capital lease obligations, and to purchase additional equipment used in our network operations. The net result of the Company's operating, investing and financing activities during the quarter was a working capital deficit at April 30, 2001 of approximately $8.9 million and cash on hand of approximately $237,000. This represents an improvement of approximately $1.0 million from $9.9 million at January 31, 2001 but a decline of approximately $1.6 million and $3.6 million from $7.6 million at October 31, 2000 and $5.3 million at July 31, 2000, respectively.

         Included in the Company's current obligations are notes payable and convertible debt of approximately $436,000 and $565,000, respectively. The terms of the convertible debt that originally matured on November 30, 2000 gave the Company the option to extend the maturity date two additional thirty-day periods. The Company elected its option and extended the maturity date to January 31, 2001. Subsequent to January 31, 2001, the Company negotiated with the holder of the convertible debt to extend the maturity until July 31, 2001 under the same terms as before. The Company's current obligations also include the total obligation under its debt facility with NTFC Capital Corporation due to the Company's non-compliance with various covenants of the debt facility as of April 30, 2001. Although the Company does not anticipate NTFC Capital Corporation calling the amounts due under the debt facility, the Company has classified the debt as current in accordance with accounting principles generally accepted in the U.S. Based upon our results before and after the period ended April 30, 2001, we will most likely be in default of these same covenants at the end of our fiscal year ending July 31, 2001. As such, we have requested that NTFC review our current business plan, including expected results and capital requirements, in order to re-set the financial covenants applicable to the Company's capital lease obligation and prevent events of default from occurring on a quarterly basis going forward. Based on discussions with NTFC, management believes it is probable that NTFC will re-set the financial covenants after it has completed its review of this information, but can provide no assurance this will occur.

         As planned, we continued to shift our focus away from traffic generated outside of our core market of Mexico, and focused on generating and transporting traffic over our own international network infrastructure in an effort to produce better cash flow results. The result was an increase in the volume of carrier services traffic transported over our network as compared to the prior year's quarter and positive EBITDA for both March and April, four months ahead of plan. Although the Company has emphasized a desire to transport a higher percentage of retail vs. wholesale traffic in order to produce better margins and cash flows, in the near term we will achieve better performance by leasing additional capacity from third parties. The increased capacity will help us to achieve greater routing diversity and allow us to more fully implement least cost routing. Our ability to lease additional capacity will be dependent on continuing to generate positive EBITDA and may require some equity funding as well. Although the Company has historically been subject to pricing pressures and declining per-unit revenues related to our carrier services business, through the management of the mix of traffic processed the Company was able to improve its carrier margin from 8% during the quarter ended January 31, 2001 to 17% during the quarter ended April 30, 2001. No assurance may be given that this trend will continue, however. Better performance in the long term will come from the build-out of our own network infrastructure.

         While there may be some equity funding requirements related to any such network build-out, the Company expects to finance the majority of its build-out needs through capital lease or debt facilities. In addition, the Company is actively exploring ways to capitalize on its ownership in GlobalSCAPE, Inc. and has engaged Roth Capital Partners, Inc. to assist it in doing so. The Company would like to liquidate, or leverage off of, its ownership in GlobalSCAPE in order to reduce, or eliminate, its current working capital deficit. Given the current and anticipated market conditions, we believe that it is most likely a private sale of all or part of our ownership of GlobalSCAPE that best helps us achieve our objective.

Inflation/Foreign Currency

         Inflation has not had a significant impact on our operations. With the exception of integrated prepaid revenues from our communication centers and payphones, almost all of our revenues are generated and collected in U.S. dollars. Integrated prepaid services from our communication centers and payphones are provided at the time of the call in exchange for cash payment, so we do not maintain receivables on our books that are denominated in pesos. In an effort to reduce foreign currency risk, we attempt to convert pesos collected to U.S. dollars quickly and attempt to maintain minimal cash balances denominated in pesos. Some expenses related to certain services provided by us are incurred in foreign currencies, primarily Mexican pesos. While the Mexican peso has strengthened in recent months this has not had a material adverse effect on our financial condition or operating results.

Market Risk

         We are subject to several market risks. Specifically, we face commodity price risks, equity price risks and foreign currency exchange risk.

         Certain of our businesses, namely network services, operate in an extremely price sensitive environment. The carrier service wholesale business over the past twelve months has seen significant reductions in the price per unit charged for transporting traffic. While we have been able to withstand these pricing pressures, certain of our competitors are much larger and better positioned to continue to withstand these price reductions. Our ability to further absorb these price reductions may be dependent on our ability to further reduce our costs of transport.

         Until such time as we are able to consistently produce positive cash flows from operations we will be dependent on our ability to continue to access debt and equity sources of capital. While recent history has shown us capable of raising equity sources of capital; future equity financings and the terms of those financings will be largely dependent on our stock price, our operations and the future dilution to our shareholders.

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

         We have also historically recorded foreign currency translation gains/losses due to the volatility of the peso exchange rate as compared to the U.S. dollar over time. We anticipate we will continue to experience translation gains/losses in our assets and liabilities, specifically in fixed assets which are accounted for at historical pesos amounts on the books of our Mexican subsidiaries but converted to U.S. dollars for consolidation purposes at current exchange rates.

PART II OTHER INFORMATION

Item 2 Change in Securities and Use of Proceeds

         In March 2001, we issued 8,175 shares of our Series F preferred stock for approximately $817,500 of cash proceeds and 1,035 shares for services rendered, 535 shares of which specifically related to the Series F private placement. As noted in Note 3 of our consolidated financial statements, our Series F preferred stock converts to common stock at a discount to market originally defined as the Initial Conversion Price. On each Anniversary Date up to and including the second Anniversary Date, the Conversion Price on any unconverted Preferred Stock plus any accumulated, unpaid dividends will be reset to be equal to the average closing price of the stock for the five (5) preceding trading days. The Series F preferred stock accrues dividends at 15% per annum. We currently have not filed a Registration statement on Form S-3 to register these shares. The cash proceeds were used for working capital needs.

         In March 2001, the holder of the Company's Series E Preferred Stock converted 625 of the 2,500 shares outstanding and accumulated interest into common stock resulting in the issuance of 1,159,793 shares of common stock. In accordance with the terms of the Investment Option of the Series E Preferred Stock, the holder purchased an additional 927,834 shares of common stock for $512,164. Additionally, the holder of the Company's Series E Preferred Stock purchased an additional 500 shares of its Series E Preferred Stock for cash proceeds of $500,000. Total cash proceeds to the Company from the investment by the holder of the Series E Preferred Stock was approximately $1,012,000, which were used for working capital needs.

         In May 2001, the holder of the Company's Series E Preferred Stock converted 185 of the 2,375 shares outstanding and accumulated interest into common stock resulting in the issuance of 430,571 shares of common stock. In accordance with the terms of the Investment Option of the Series E Preferred Stock, the holder purchased an additional 344,457 shares of common stock for approximately $152,939. Proceeds from the investment option were used for working capital purposes.

Item 6   Exhibits and Reports on Form 8-K

         (a)   Exhibits:

         The exhibits listed below are filed as part of this report.

Exhibit Number
11 Computation of Earnings per Share (Exhibit to this Form 10-Q filed June 14, 2001)

         (b)   Current Reports on Form 8-K.

               None.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                           ATSI COMMUNICATIONS, INC.
                                 (Registrant)


Date: June 14, 2001                     By:    /s/ H. Douglas Saathoff
                                               -----------------------------
                                        Name:  H. Douglas Saathoff
                                        Title: Chief Financial Officer