Form 10-K
period 2001-07-31
ATSI COMMUNICATIONS INC/DE
filed 2001-10-30
CIK 1014052

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                               ___________________

                                    FORM 10-K
              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended July 31, 2001

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

                             _______________________
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant at October 25, 2001, was approximately $23,000,000. There were 80,600,302 shares of Common Stock outstanding at October 25, 2001, and the closing sales price on the American Stock Exchange for our Common Stock was $0.30 on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held in January 2002, are incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
                                                PART I
Item 1.  Business .............................................................................    3
          Overview and Recent Developments ....................................................    3
          Strategy and Competitive Conditions .................................................    4
         Retail Distribution Network ..........................................................    7
         Services and Products ................................................................    7
               Telco Services .................................................................    7
               Electronic Commerce Via Internet ...............................................   10
         Network ..............................................................................   10
          Licenses/Regulatory .................................................................   11
          Employees ...........................................................................   13
          Additional Risk Factors .............................................................   14
Item 2.  Properties ...........................................................................   25
Item 3.  Legal Proceedings ....................................................................   25
Item 4.  Submission of Matters to a Vote of Security Holders ..................................   26

                                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ................   26
Item 6.  Selected Financial and Operating Data ................................................   28
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................................   29
          General .............................................................................   30
          Results of Operations ...............................................................   31
          Liquidity and Capital Resources .....................................................   39
          Inflation/Foreign Currency ..........................................................   41
          Seasonality .........................................................................   42
          Market Risk .........................................................................   42
Item 8.  Financial Statements and Supplementary Data ..........................................   43
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures ................................................................   81

                                                PART III

Item 10. Directors and Officers of the Registrant .............................................   81
Item 11. Executive Compensation ...............................................................   81
Item 12. Security Ownership of Certain Beneficial Owners and Management .......................   81
Item 13. Certain Relationships and Related Transactions .......................................   81

                                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....................   82

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

                                     PART I.
                                     -------

ITEM I.           BUSINESS

Overview and Recent Developments

          We are a telecommunications provider, focusing on the market for carrier and retail services between the United States and Latin America, and within Latin America. Most of our current operations involve services between the U.S. and Mexico or within Mexico. We own various transmission facilities and lease facilities of other providers as necessary to complete our network. Specifically, we own teleports, which are the earth stations where satellite transmission and receiving equipment are located, and switches, which are computers which route calls to their intended destination by opening and closing appropriate circuits. We lease fiber optic cable and satellite capacity to connect our teleports and switches in the United States to our teleports and switches in Mexico and other Latin countries, and rely on other carriers to complete the long distance portion of our traffic within the U.S. and Mexico.

         Our subsidiary GlobalSCAPE, Inc. sells and distributes Internet productivity software.

         We began operations in 1994 as a Canadian holding company, Latcomm International, Inc. with a Texas operating subsidiary, Latin America Telecomm, Inc. Both corporations were renamed "American TeleSource International, Inc." in 1994. In May 1998, the Canadian corporation completed a share exchange with a newly formed Delaware corporation, also called American TeleSource International, Inc., which resulted in the Canadian corporation becoming the wholly owned subsidiary of the Delaware corporation. In February 2001, our shareholders voted to change our name from American TeleSource International, Inc. to ATSI Communications, Inc.

         We have had operating losses for almost every quarter since we began operations in 1994. The auditor's opinion on our financial statements as of July 31, 2001 calls attention to substantial doubts about our ability to continue as a going concern. This means that they question whether we can continue in business. We have experienced difficulty in paying our vendors and lenders on time in the past, and may experience difficulty in the future. If we are unable to pay our vendors and lenders on time, they may stop providing critical services or repossess critical equipment that we need to stay in business.

         Our principal operating subsidiaries are:

  .          ATSI Comunicaciones, S.A. de C.V. or ATSI Comunicaciones, which we acquired in 2000, possesses a concession from the Mexican government to provide long distance services and the right to interconnect with local providers in Mexico;

  .          American TeleSource International de Mexico, S.A. de C.V. or ATSI
         Mexico, which was formed in 1995 to support our operations in Mexico, and perform regulatory, sales, marketing, planning, and technical maintenance services; this subsidiary possesses a comercialazidora license;

  .          Sistema de Telefonia Computarizada, S.A. de C.V. or Sistecom, which we acquired in August 1997; this subsidiary owns 134 communication centers in 66 cities in Mexico;

  .          Servicios de Infraestructura, S.A. de C.V. or Sinfra, which we acquired in June 1997; this subsidiary owns certain transmission equipment and valuable long term licenses in Mexico;

  .          TeleSpan, Inc. which was formed in February 1998 to transport our carrier and private network services traffic between the U.S. and Latin America; and

  .          GlobalSCAPE, Inc. which was formed in April 1996 to implement
         Internet strategies which are not currently consistent with our core business.

Recent Developments

         During our fiscal year ending July 31, 2001, we:

         . completed our partial distribution of GlobalSCAPE to our shareholders

         .   hired a former Comdisco Executive, Tim Nicolaou as CEO of
             GlobalSCAPE

         . closed a $10 million equity funding, $4.5 million of which was funded during the year

         . announced that John Fleming, founder and principle of Vision Corp., and a founder of IXC Communications, had joined the ATSI Board of Directors

         . installed next generation VoIP equipment in Mexico making ATSI the first company to implement a true VoIP solution utilizing Nortel Networks packet switching equipment in Mexico

         . terminated the acquisition agreement of Genesis Communications, Inc., due to deteriorating market valuations within the telecommunications sector

         .   announced a name change to ATSI Communications, Inc.

         .   raised approximately $4.0 million in additional equity

         . partnered with SoftChina to deliver CuteFTP to the Greater China marketplace through our majority owned subsidiary GlobalSCAPE

Strategy and Competitive Conditions

         Our strategy is to position ourselves to take advantage of the demonopolization of the Latin American telecommunications markets, as well as the increasing demand for international communications services between these markets and the United States. Historically, telecommunications services in Latin America have been provided by state-run companies operating as a legal or de facto monopoly. Although these companies failed to satisfy the demand for services in their countries, the regulatory scheme effectively precluded competition by foreign carriers. Currently, there is a trend toward demonopolization of the telecommunications industry in Latin America, and many of these countries are in various stages of migration toward a competitive, multi-carrier market. Many Latin American countries produce significant number of immigrants to the United States, or are becoming homes to U.S. based corporations serving seeking lower labor costs.

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

         Our strengths as a company include our knowledge of, and relationships within, the telecommunications industry in the United States and certain countries within Latin America. Our management and employees have in-depth knowledge of the Mexican culture, business environment and telecommunications industry. As a result, we have been able to produce steadily increasing volumes of communications traffic between the United States and Mexico, and have been able to obtain several key licenses that allow us to both generate and carry traffic within Mexico. It has always been the Company's strategy to build a customer base first, and then smart-build a network underneath those customers' calling patterns in an effort to maximize returns on invested capital. Technological advances have provided emerging carriers with the means to provide high quality transmission on a cost-effective basis. Most notably, we as well as other emerging carriers now use packet switching technology, which is a method of transmitting telecommunications traffic by breaking the information into packets. The packets can then be organized in a way that permits the information to be transmitted over long distances more quickly and using less capacity than traditional methods. The packets are reassembled at the receiving end to re-create the message. We have also incorporated asynchronous transfer mode or "ATM" technology into our network. ATM is a high-speed, packet switching technology that allows voice, facsimile, video and data packets to be carried simultaneously on the same network.

         We have focused most of our efforts on Mexico, but have some operations, primarily private networks, in Costa Rica and El Salvador and intend to expand our services as regulatory and market conditions permit. Ultimately we would like to provide services throughout Latin America.

         Strategy and Competitive Conditions - Mexican Market. Telefonos de Mexico (or Telmex) had a legal franchise to control the entire market for local and long distance telecommunications in Mexico until June of 1995, when new laws began to open the market to competition. This means that Telmex owned or controlled all of the physical infrastructure needed to transport telecommunications traffic, including the local network of telephone lines to homes and business in a given area, and the long distance network of lines between the local networks. In January 1997, the Mexican government began granting licenses to provide long distance service to competing companies, and has licensed at least 21 new long distance providers. Two of these new license holders are Mexican based affiliates of top tier U.S. carriers MCI/Worldcom and AT&T. Although the Mexican government has also licensed additional local competitors, the build out of additional local infrastructure is just beginning, and the local network in Mexico is still dominated by Telmex. We began assembling a framework of licenses, reciprocal services agreements with other carriers, other service agreements, network facilities, and distribution channels in Mexico, in 1994, in anticipation of the demonopolization of this market. In 1994, we began providing private network services between the U.S. and Mexico via satellite. Since then, we have established a retail distribution network in Mexico through the acquisition and/or installation of public payphones and communication centers, have entered the U.S. market for carrier termination services to Mexico, and have begun implementation of a U.S. consumer strategy through the introduction of our enhanced prepaid calling card targeted to the Latino market in the U.S, through an alliance with Natel, LLC. We have also invested in our own transmission facilities, beginning in 1994 with satellite teleport equipment and in the last several years the acquisition of a new Nortel International Gateway Switch and the deployment of packet switching technology in our network. As true competition has emerged in Mexico, we have been able to negotiate increasingly more favorable rates for local network access and long distance services with the newly licensed long distance carriers. In fiscal year 2000 we secured our own long distance license, which will permit us to interconnect directly with the local network and build out our own long distance network, further reducing our costs. We believe that our establishment of a solid framework of licenses, proprietary network and favorable services agreements have positioned us to take advantage of the benefits to be reaped as the Mexican telecommunications industry enters a truly competitive phase. We believe that we have a clear competitive advantage over pure resellers, and that we have overcome significant hurdles that are a barrier to entry in this market even for large carriers. We intend to use our framework to capture increased amounts of the communications traffic in the Mexican market.

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

         Carrier. The U.S. market for termination to Mexico has become increasingly dynamic as competition, call volumes and industry capacity along U.S. -Mexico routes have all increased. Although the volume of carrier services minutes we transmitted to Mexico increased by approximately 43% during fiscal year 2001, downward pricing pressure in this market resulted in a less than proportional increase in revenues. We continue to expect our carrier services volume of traffic transported to increase during the upcoming year. Additionally, we plan to explore ways to exploit our carrier services operation without the investment of significant new resources (see Telco Services - Carrier Services).

         Although we have succeeded in obtaining reciprocal services agreements with various Mexican-based providers that permit us to terminate northbound traffic in the U.S., we have not realized substantial revenue from these arrangements. We believe that the additional network build-out under our own long distance license will permit us to lower costs significantly, improving our competitive position in the carrier services market for both north and southbound services.

Retail Distribution Network

     Our Mexican retail distribution network currently consists of communication centers and public pay telephones.

     Communication centers. Communication centers, formerly called casetas, are indoor calling centers strategically located to serve travelers and the large population of the country who do not have personal telephones. Communications centers are a widely recognized and utilized medium in Mexico, but do not currently have a real equivalent in the U.S. Our centers have traditionally offered local, domestic Mexico and international long distance calling and in fiscal 2000, we began offering additional enhanced services such as prepaid and Internet services. We are the largest communication center operator in Mexico with approximately 134 communication centers in 66 cities operating under the trade name "ComputelTM". Each location employs at least one attendant, who processes calls, monitors call duration, collects money and runs daily reports on call activity. As compared to public pay telephones, our centers offer privacy and comfort as well as the personalized attention needed by customers who are not accustomed to using a telephone. Key factors favoring us over competing communication centers operators are the well-recognized Computel name, a reliable platform and billing system, the provision of facsimile services (which are not offered by many other operators) and a larger distribution network. The next largest competitor in Mexico has only 70 locations. Using these communication centers as the cornerstone, we intend to further increase our retail presence in Mexico and the U.S.

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

Services and Products

     In the presentation of our historical financial results, we have divided our revenues into two categories: Telco Services, consisting of carrier services, network services, retail services; and Internet e-commerce.

Telco Services

Carrier Services

     We offer termination services to U.S. and Latin American carriers who lack transmission facilities, require additional capacity or do not have regulatory permission to terminate traffic in Mexico. Revenues from this service accounted for approximately 57% of our overall revenues in fiscal 2000 and approximately 64% in fiscal 2001. The percentage of our total volume of carrier services traffic sent by customers can fluctuate dramatically, on a quarterly, and sometimes, daily basis. Historically, two customers have accounted for approximately 60-80% of the total carrier services volume, although not necessarily the same two customers. In general, our agreements with these customers do not require significant volume commitments from them, so they are free to re-route their traffic away from us to a lower priced carrier at will. While we are the primary route choice for certain customers and certain segments of some customer's traffic, we maybe a secondary route choice for other customers, meaning that they send us their overflow traffic if their primary route choice does not have sufficient capacity to meet their demand. The volume of this overflow traffic may fluctuate dramatically from day to day. For fiscal 2001, we had two customers, each of whose traffic accounted for more than 10% of our consolidated revenues. Through the high quality and reliability of our service and the underlying infrastructure we have been able to maintain the combined volume of traffic carried with these large customers during a period in which the market continued to experience downward pricing pressure. This pricing pressure is due to a combination of several factors, most notably an increase in the activation of fiber optic cable along U.S.-Mexico routes and regulatory changes which permitted the top tier carriers to lower their international carrier services rates. Therefore, although we experienced significant increased volumes in this line of business during the year, the increased additional revenue was not proportional. We have seen a substantial increase in volume since we activated our high-quality fiber route in July 1999, and believe this fiber network will continue to attract increased volumes from top tier carriers. Additionally, we believe it will generate opportunities to transport traffic for Mexican carriers. We should be able to use the increased volumes to negotiate more favorable termination costs in Mexico, and with the receipt of our Mexican long distance license, we should be able to cut our costs for carrying this traffic by further extending our own network facilities in Mexico.

     We occupy a unique position in the market for carrier services. Our unique licenses from the Mexican government allow us to transport traffic from the United States to Mexico as data/IP or packetized data and outside of the International Settlement Policy, which is the international accounting and settlements policy governing the methods that U.S. and foreign carriers use to settle the cost of carrying traffic over each other's network. The International Settlements Policy causes MCI/Worldcom and AT&T to charge higher rates than they might otherwise charge. Additionally, the receipt of our Mexican long distance license should help with a historical disadvantage we had when competing with several of these larger carriers. We have been at a disadvantage with respect to these large carriers because we did not have a Mexican license to carry our own long distance traffic within Mexico and had to pay a licensed carrier, such as the Mexican affiliate of MCI/Worldcom or AT&T, to carry our traffic from our Mexican points of presence to its final destination. At the other end of the spectrum, we compete with numerous small companies who illegally carry traffic into and within Mexico. These companies do not pay the fees charged by Mexican-licensed carriers and are therefore able to offer very low prices. However, these companies do not typically own their own transmission facilities, and are not able to control costs or transport large volumes of traffic as effectively as us for long periods of time because they are also subject to having their operations shut down by Mexican regulators.

     We believe that we have less than 1% of the market for carrier termination services. See our Risk Factor captioned "We may not successfully compete with others in the industry" for additional description of the competition in this market.

 Network Services

     We offer private communications links for multi-national and Latin American corporate or enterprise customers who use a high volume of telecommunications services and need greater dependability than is available through public networks. These services include data, voice, and fax transmission as well as Internet. During fiscal 2001, we did not devote significant resources toward the development of this business in Mexico. However, expansion of this line of business is consistent with our plans to build out our network in Mexico, since many of the same facilities that would be used for delivery of retail consumer products could be used for private network services or virtual private network services as well.

     We have and will continue to use the provision of private network services as an entry into new Latin markets that are in the process of migrating from state-run systems to competitive systems.

     We compete with MCI/Worldcom and Americatel, as well as the former telecommunication monopolies in the Latin American countries in providing private network services. Factors contributing to our competitiveness include reliability, network quality, speed of installation, and in some cases, geography, network size, and hauling capacity. We believe we have a reputation as a responsive service provider capable of processing all types of network traffic. We are at a competitive disadvantage with respect to larger carriers who are able to provide networks for corporations that encompass more countries in Latin America, as well as Europe, Asia and other parts of the globe. Prices in this market are also generally declining as fiber optic cable is activated.

     We believe that we have less than 1% of the market for private network services.

Retail Services

     Our principal retail services product during fiscal 2001 is integrated prepaid services, which are generated by calls processed by us without live or automated operator assistance. A majority of these calls are generated by our public telephones and communication centers in Mexico in exchange for immediate cash payment in pesos.

     In Mexico, we compete with other companies who have a comercializadora license for integrated prepaid or sent paid traffic. The comercializadora license allows companies to interconnect with the local telecommunications infrastructure in order to resell local and long distance services from public telephones or calling stations.

     An additional product is operator-assistance for international collect, person-to-person, third party, calling card and credit card calls originating in Mexico. Again the primary sources of demand for operator assistance are our pay telephones and communication centers in Mexico.

     As part of our ongoing efforts to minimize costs, we began outsourcing our live operator services in July 1999, and executed an agreement with another operator service provider to handle our call services traffic on a transaction basis. The vendor will continue our practice of providing bilingual service 24 hours per day, 7 days per week.

     In the U.S., on a very limited basis, we provided 1+ and MEXICOnnect (SM) service to residential and business customers in the San Antonio metropolitan area. MEXICOnnect allows customers to dial-around their presubscribed carrier by dialing 10-10-624 + the area code + the telephone number. Under the 1+ program, customers presubscribe to our network for all long distance calls made from their telephone number, eliminating the need to dial any extra digits to reach our network. In the U.S., we compete with large carriers such as AT&T, MCI/Worldcom, and Sprint as well as numerous smaller companies for presubscribed long distance. Price remains a primary concern for many consumers since the technology is not distinguishable from one provider to another. We are focused on the Latino market and offer an aggressive international rate to Mexico as well as competitive domestic rates. The Company is currently re-evaluating its consumer plan and developing a product portfolio that will address the current market environment.

     Our postpaid services product has declined due to lower volumes of operator-assisted calls originating in Mexico and terminating in the U.S, new services such as prepaid cellular being introduced into the market by our competitors, and Mexican cellular providers recently introducing the concept of "calling party pays." In spite of these declines we believe our owned retail distribution network will continue to generate call services traffic. Competition for traffic from third parties in this market revolves largely around the amount of commissions the operator services provider is willing to pay. We are currently focusing more on improving our profitability rather than simply generating additional revenues, and we have therefore lost ground to competitors willing to accept lower profit margins by paying higher commissions. However, we believe we have a reputation as a reliable provider, and we are also able to offer the value-added service of intelligent pay telephones in hotel lobbies.

     Other than Telmex we compete with BBG Communications, Servitel, Sendetel, Ahorratel and Modutel in the Call Services area.

     We believe that we have less than 1% of the market for retail services.

Electronic Commerce via Internet

     GlobalSCAPE was formed in April 1996 to implement Internet related strategies that are not complementary to our core business. GlobalSCAPE's revenues are attributable to sales of Internet productivity software, primarily its flagship product CuteFTP(R), which it distributes via its web site. GlobalSCAPE operates autonomously, generating substantially all funds for its development and expansion internally from its own operations. In fiscal year 2001, we completed the distribution of a portion of our ownership in our wholly owned subsidiary GlobalSCAPE to our shareholders. The distribution was part of a plan to distribute or spin-off a portion of our ownership in GlobalSCAPE in advance of a public offering to raise funds for GlobalSCAPE's growth and ATSI's general corporate purposes. GlobalSCAPE and ATSI decided not to make a public offering of GlobalSCAPE common stock in light of market conditions at the time.

     GlobalSCAPE's target market includes all computer users on the Internet. Users may download and use the products for free on a trial basis for a limited time. After the expiration of the trial period, the user must purchase the product to be in compliance with the license agreement and to obtain product support. GlobalSCAPE's primary source of revenue is generated through product registration. For the year ended July 31, 2001, GlobalSCAPE sold approximately 177,000 licenses for the use of its software products, of which approximately 6,000 were upgrades of previously registered products.

     GlobalSCAPE's's flagship product, CuteFTP(R), is a Windows(R)-based file transfer protocol (FTP) utility allowing users to transfer and manage files via the Internet. We believe that CuteFTP(R) and CuteFTP Pro(R) have approximately 30% of the U.S. market share for FTP programs. GlobalSCAPE's portfolio of products also includes CuteHTML(R), an advanced HTML editor for developing web sites, CuteMAP(R), an image mapping utility for graphic navigation through web sites and CuteZIP(R), a compression utility, and others in various stages of alpha and beta testing.

     GlobalSCAPE intends to leverage its strong brand recognition into a full suite of client and server side software in the content delivery and content management market space.

     GlobalSCAPE operates in a highly competitive environment with respect to all its products. CuteFTPs primary competitors are WS_FTP, FTP Voyager and Bulletproof FTP. While there are more than one hundred FTP products on the market, most have failed to gain significant market share.

Network

     We have established a technologically advanced network which uses both satellite and fiber optic cable to transmit telecommunications traffic between the U.S. and Mexico. Our network incorporates ATM technology, which is compatible with other transmission technologies such as frame relay and Internet protocols, permitting us to explore even more cost-effective transmission methods in the future. See page 4, "Strategy and Competitive Conditions" for a description of ATM technology. Frame relay is a method of allocating capacity on demand so that a customer's needs may be filled with less capacity than the traditional system of dedicating a certain amount of capacity to a particular purpose. Internet protocol refers to a method of organizing information such that it may be carried on the Internet. Our network also employs compression technology to carry greater volumes on the same facilities.

     Generally, our strategy is to use the fiber optic arm to access major metropolitan areas in Mexico and the satellite arm to access semi-rural and smaller metropolitan areas. If there is a problem in either portion of the network, we will be able to minimize service interruptions by transferring traffic to the other portion until the problem is resolved. Our fiber route runs from our facility at the Infomart in Dallas, Texas to Mexico City, Mexico. We own or have the right to use satellite transmission and receiving equipment in
1) San Antonio, Texas, 2) Mexico City and Monterrey, Mexico, 3) San Salvador, El Salvador, and 4) San Jose, Costa Rica.

     We lease fiber capacity from third parties, primarily Bestel USA, Inc. with whom we have a 3-year lease for fiber optic cable from San Antonio, Texas to Mexico City, Mexico until March 2002. We lease satellite capacity on the Mexican satellites Solidaridad I and II, from COMSAT, S.A. de C.V. or "COMSAT, with whom we have an agreement for capacity through April 2002. ATSI has leased a fixed amount of capacity from each of these vendors for a fixed monthly price. Each of these vendors has the right to terminate service for non-payment.

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

     Until we have completed the build-out of our own network under the terms of our recently acquired long distance concession license we must contract with others to complete the intra-Mexico and domestic U.S. portions of our network. We have reciprocal service agreements in place with five Mexican long distance license holders, Operadora Protel, S.A. de C.V., Avantel, S.A. de C.V., Miditel, S.A. de C.V., Iusacell, S.A. de C.V. and Bestel, S.A. de C.V. Our Mexican long distance license will allow us to interconnect directly with Telmex and other local carriers and should lower our transmission costs. We have reciprocal service agreements with Radiografica Costarricense, S.A. for transmission services in Costa Rica and El Salvador. In the U.S., we purchase long distance capacity from various companies.

     We purchase local line access in Mexico for our payphones and communication centers from Telmex, and various cellular companies including SOS
Telecomunicaciones, S.A. de C.V., Portatel del Sureste, S.A. de C.V., Iusacell, S.A. de C.V., Movitel del Noreste, S.A. de C.V, and Baja Celular Mexicana, S.A. de C.V.


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

     The International Settlements Policy governs settlements between top tier U.S. carriers' and foreign carriers' costs of terminating traffic over each other's networks. The FCC recently enacted certain changes in our rules designed to allow U.S. carriers to propose methods to pay for international call termination that deviate from traditional accounting rates and the International Settlement Policy. The FCC has also established lower benchmarks for the rates that U.S. carriers can pay foreign carriers for the termination of international services and these benchmarks may continue to decline. These rule changes have lowered the costs of our top tier competitors and are contributing to the substantial downward pricing pressure facing us in the carrier market.

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

     Comercializadora License - a 20-year license issued in February 1997 allowing for nationwide resale of local calling and long distance services from public pay telephones and communication centers.

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

 Other Foreign Countries

     In addition to Mexico, we currently have operations in Costa Rica and El Salvador. The telecommunications markets in these countries are in transition from monopolies to functioning, competitive markets. We have established a presence in those countries by providing a limited range of services, and intend to expand the services we offer as regulatory conditions permit. We do not believe that any of our current operations in those countries require licensing, and we believe we will be in compliance with applicable laws and regulations governing our operations in those countries.

Employees

     At October 1, 2001, we (excluding ATSI-Mexico) had 64 employees, of whom 8 were sales and marketing personnel, and 56 performed operational, technical and administrative functions, and 2 part-time employees. Of the foregoing, 29 were employed by GlobalSCAPE, and three were employed by Sinfra.

     We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

     At October 1, 2001, ATSI-Mexico had 446 full-time employees of whom 411 were operators and 35 performed sales, marketing, operational, technical and administrative functions. A portion of ATSI-Mexico's employees, chiefly operators, belong to a union.

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

                           RISKS RELATED TO OPERATIONS

 .    Our auditors have questioned our viability

     Our auditors' opinion on our financial statements as of July 31, 2001 calls attention to substantial doubts as to our ability to continue as a going concern. This means that they question whether we can continue in business. If we cannot continue in business, our common stockholders would likely lose their entire investment. Our financial statements are prepared on the assumption that we will continue in business. They do not contain any adjustments to reflect the uncertainty over our continuing in business.

 .    We expect to incur losses, so if we do not raise additional capital we may go out of business

     We have never been profitable and may not become profitable in the near future. We have invested and will continue to invest significant amounts of money in our network and personnel in order to maintain and develop the infrastructure we need to compete in the markets for our services and achieve profitability. Our investment in our network may not generate the savings and revenues that we anticipate because of a variety of factors, such as:

        - delays in negotiating acceptable interconnection agreements with Telmex, the former monopoly carrier in Mexico;
        - delays in construction of our network; and
        - operational delays caused by our inability to obtain additional financing in a timely fashion.

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

     As of July 31, 2001, we had negative working capital of approximately $9.3 million. In order to maintain our financial position going forward it will be necessary for us to raise funds necessary to cover our recurring negative cash flows from operations. We cannot estimate what that amount will be with reasonable certainty. For the twelve months ended July 31, 2001, our negative cash flows from operations prior to debt service and capital expenditures were approximately $6.0 million. Conservatively, we will need to be able to raise similar capital over the next nine to twelve months.

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

     Mergers, acquisitions and joint ventures in our industry have created and may continue to create more large and well-positioned competitors. These mergers, acquisitions and joint ventures could increase competition and reduce the number of customers that purchase carrier service from us.

 .    Competition could harm us

     International telecommunications providers like us compete based on price, customer service, transmission quality and breadth of service offerings. Our carrier and prepaid card customers are especially price sensitive. Many of our larger competitors enjoy economies of scale that can result in lower termination and network costs. This could cause significant pricing pressures within the international communications industry. In recent years, prices for international and other telecommunications services have decreased as competition continues to increase in most of the markets in which we currently compete or intend to compete. Although we carried 43% more carrier services traffic in fiscal year 2001 than in fiscal year 2000, we only recognized an increase in revenues of approximately 21%. If these pricing pressures continue, we must continue to lower our costs in order to maintain sufficient profits to continue in this market. We believe competition will intensify as new entrants increase as a result of the new competitive opportunities created by the Telecommunications Act of 1996, implementation by the Federal Communications Commission of the United States' commitment to the World Trade Organization, and privatization, deregulation and changes in legislation and regulation in many of our foreign target markets. We cannot assure you that we will be able to compete successfully in the future, or that such intense competition will not have a material adverse effect on our business, financial condition and results of operations.

 .    Competition in Mexico is increasing

     Mexican regulatory authorities have granted concessions to 20 companies, including Telmex, to construct and operate public, long distance telecommunications networks in Mexico. Some of these new competitive entrants have as their partners major U.S. telecommunications providers including AT&T (Alestra), MCIWorldcom (Avantel) and Verizon. (Iusatel). Mexican regulatory authorities have also granted concessions to provide local exchange services to several telecommunications providers, including Telmex and Telefonia Inalambrica del Norte S.A. de C.V., Megacable Comunicaciones de Mexico and several of Mexico's long distance concessionaires. We compete or will compete to provide services in Mexico with numerous other systems integration, value-added and voice and data services providers, some of which focus their efforts on the same customers we target. In addition to these competitors, recent and pending deregulation in Mexico may encourage new entrants.

     Moreover, while the WTO Agreement could create opportunities to enter new foreign markets, the United States' and other countries' implementation of the WTO Agreement could result in new competition from operators previously banned or limited from providing services in the United States. This could result in increased competition, which could materially and adversely effect our business, financial condition and results of operations.

 .    Our Mexican facilities-based license poses risks

     Our Mexican concession is regulated by the Mexican government. The Mexican government could grant similar concessions to our competitors, or affect the value of our concession. In addition, the Mexican government also has
     (1) authority to temporarily seize all assets related to the Mexican concession in the event of natural disaster, war, significant public disturbance and threats to internal peace and for other reasons of economic or public order and (2) the statutory right to expropriate any concession and claim all related assets for public interest reasons. Although Mexican law provides for compensation in connection with losses and damages related to temporary seizure or expropriation, we cannot assure you that the compensation will be adequate or timely.

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

 .    We may not be able to collect large receivables, which could create serious cash flow problems

     Some of our carrier services network customers generate large receivable balances, often over $500,000 per weekly period. We incur substantial direct costs to provide this service since we must pay our carriers in Mexico to terminate these calls. If a customer fails to pay a large balance on time, our cash flow may be substantially reduced and we would have difficulty paying our carriers in Mexico on time. If our Mexican carriers suspend services to us, it may affect all our customers.

 .    We may not be able to pay our suppliers on time, causing them to discontinue critical services

     We have not always paid all of our suppliers on time due to temporary cash shortfalls. Our critical suppliers are COMSAT for satellite transmission capacity and Bestel for fiber optic cable. We also rely on various Mexican and U.S. long distance companies to complete the intra-Mexico and intra-U.S. long distance portion of our calls. For fiscal 2001, the monthly average amount due to these suppliers as a group was approximately $2,000,000. Critical suppliers may discontinue service if we are not able to make payments on time in the future. In addition, equipment vendors may refuse to provide critical technical support for their products if they are not paid on time under the terms of support arrangements. Our ability to make payments on time depends on our ability to raise additional capital or improve our cash flow from operations.

 .    We may not be able to make our debt payments on time or meet financial covenants in our loan agreements, causing our lenders to repossess critical equipment

     We purchased some of our significant equipment with borrowed money, including a substantial number of our payphones located in Mexico, our DMS 250/350 International gateway switch from Nortel, and packet-switching equipment from Network Equipment Technologies. We pay these three lenders approximately $171,165 on a monthly basis. The Notes to our Consolidated Financial Statements included in this Form 10-K include more information about our equipment, equipment debt and capital lease obligations. The lenders have a security interest in the equipment to secure repayment of the debt. This means that the lenders may take possession of the equipment and sell it to repay the debt if we do not make our payments on time. We have not always paid all of our equipment lenders on time due to temporary cash shortfalls. These lenders may exercise their right to take possession of certain critical equipment if we are not able to make payments on time in the future. Our ability to make our payments on time depends on our ability to raise additional capital or improve our cash flow from operations. We defaulted on our Nortel switch loan agreement as of the end of our fiscal year, July 31, 2001, by failing to meet financial covenants related to revenues, gross margins and EBITDA. Though we have requested a waiver for that default, it appears likely that we will be in default of those financial covenants again at the end of the quarter ending October 31, 2001. Accordingly, we have accounted for our capital lease obligation with NTFC as a current liability in our accompanying consolidated financial statements. For more information on this expected default, you should see the Liquidity and Capital Resources section of this 10-K for the year ending July 31, 2001. As of October 29, 2001, we had not yet made payments totaling approximately $743,305 related to our capital lease with IBM de Mexico. Per the terms of our agreement with IBM de Mexico they have the right to call all of the outstanding capital lease facility should we be in arrears with our monthly payments. While IBM has not called the capital lease facility as of October 29, 2001 the Company has reclassified the entire facility to current liabilities as of July 31, 2001. For more information on our other loans and capital leases you should see the footnotes of this 10-K for the year ended July 31, 2001.

 .    A large portion of our revenue is concentrated among a few customers, making us vulnerable to sudden revenue declines

     Our revenues from carrier services currently comprise about 64% of our total revenues. The volume of business sent by each customer fluctuates, but this traffic is often heavily concentrated among three or four customers. During some periods in the past, two of these customers have been responsible for 60%-80% of this traffic. Generally, our customers are able to re-route their traffic to other carriers very quickly in response to price changes. If we are not able to continue to offer competitive prices, these customers will find some other supplier and we will lose a substantial portion of our revenue very quickly. In addition, mergers and acquisitions in our industry may reduce the already limited number of customers for our carrier services.

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

 .    The carriers on whom we rely for intra-Mexico long distance may not stay in business leaving us fewer and more expensive options to complete calls

     There are only 21-licensed Mexican long distance companies, and we currently have agreements with five of them. One of these, Avantel, S.A. de C.V. has said publicly that it may not continue in the business because of its difficulty in achieving a desired profit margin. If the number of carriers who provide intra-Mexico long distance is reduced, we will have fewer route choices and may have to pay more for this service.

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

 .    Changes in telecommunications regulations may harm our competitive position

     Historically, telecommunications in the U.S. and Mexico have been closely regulated under a monopoly system. As a result of the Telecommunications Act of 1996 in the U.S. and new Mexican laws enacted in the 1990's, the telecommunications industry in the U.S. and Mexico are in the process of a revolutionary change to a fully competitive system. U.S. and Mexican regulations governing competition are evolving as the market evolves. For example, FCC regulations now permit the regional Bell operating companies (former local telephone monopolies such as Southwestern Bell) to enter the long distance market if certain conditions are met. The entry of these formidable competitors into the long distance market will make it more difficult for us to establish a consumer customer base. There may be significant regulatory changes that we cannot even predict at this time. We cannot be sure that the governments of the U.S. and Mexico will even continue to support a migration toward a competitive telecommunications market.

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

 .    If the value of the Mexican Peso declines relative to the Dollar, we will have decreased revenues as stated Dollars

     Approximately 15% of ATSI's revenue is collected in Mexican Pesos. If the value of the Peso relative to the Dollar declines, that is, if Pesos are convertible into fewer Dollars, then our revenues, which are stated in dollars, will decline. We do not engage in any type of hedging transactions to minimize this risk and do not intend to do so.

                           RISKS RELATED TO FINANCING

 .    The terms of our preferred stock include disincentives to a merger or other change of control, which could discourage a transaction that would otherwise be in the interest of our stockholders

     In the event of a change of control of ATSI, the terms of the Series D Preferred Stock permit the holder to choose either to receive whatever cash or stock the common stockholders receive in the change of control transaction as if the Series D stock Preferred Stock had been converted, or to require us to redeem the Series D Preferred Stock at $1,560 per share. If all of the current 1,642 shares currently outstanding were outstanding at the time of a change of control, this could result in a payment to the holder of approximately $2,560,000. The possibility that we might have to pay this large amount of cash would make it more difficult for us to agree to a merger or other opportunity that might arise even though it would otherwise be in the best interest of the stockholders.

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

     Second, if we refuse to honor a conversion notice or a third party challenges our right to honor a conversion notice by filing a lawsuit, the holder may require us to redeem any shares it then holds for $1,270 per share. If all 1,642 shares currently outstanding were outstanding at the time of redemption, this would result in a cash payment of approximately $2,085,000 plus accrued and unpaid dividends. If we were required to make a cash payment of this size, it would severely restrict our ability to fund our operations.

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

 .    Future sales of our common stock in the public market could lower our stock price

     Future sales of our common stock in the public market could lower our stock price and impair our ability to raise funds in new stock offerings. As of October 25, 2001, we had 80,600,302 shares of common stock outstanding, of which our affiliates held approximately 3,908,667 shares, and 14,916,837 shares issuable upon exercise of outstanding options and warrants, of which approximately 4,560,170 were held by affiliates. In addition, we had 13,132,307 shares reserved for issuance upon conversion of our outstanding Series A, D and E Preferred Stock (subject to adjustment). The shares held by our affiliates are "restricted shares" and, accordingly, may not be sold publicly except in compliance with Rule 144. The remaining outstanding shares of our common stock and the shares issuable upon conversion of our preferred stock and exercise of warrants are freely tradable. Our recent Series F and Series G Preferred Stock could result in an approximate increase of 3,100,00 shares of common stock, although they are not freely tradable and could not be sold publicly except in compliance with Rule 144. In addition, we may issue a significant number of additional shares of common stock as consideration for acquisitions or other investments as well as for working capital. Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock prevailing from time to time in the public market and could impair our ability to raise funds in additional stock offerings.

 .    We will likely continue to issue common stock or securities convertible into common stock to raise funds we need, which will further dilute your ownership of ATSI and may put additional downward pricing pressure on the common stock

     Since we continue to operate at a cash flow deficit, we will continue to need additional funds to stay in business. At this time, we are not likely to be able to borrow enough money to continue operations on terms we find acceptable so we expect to have to sell more shares of common stock or more securities convertible in common stock. Convertible securities will likely have similar features to our existing preferred stock, including conversion at a discount to market. The sale of additional securities will further dilute your ownership of ATSI and put additional downward pricing pressure on the stock.

     From August 1, 2000 through October 25, 2001, we issued approximately 25,600,000 new shares of common stock on a fully diluted basis, which represents approximately 24% of our fully diluted outstanding common stock. The fully diluted outstanding common stock includes an assumed number of shares of common stock that have not yet been issued, but are issuable upon conversion of convertible preferred stock, warrants and stock options

 .    The potential dilution of your ownership of ATSI will increase as our stock price goes down, since our preferred stock is convertible at a floating rate that is a discount to the market price

     Our Series A, D, E, F and G Preferred Stock is convertible into common stock based on a conversion price that is a discount to the market price for ATSI's common stock. The conversion price for the Series A, Series F and Series G Preferred Stock is reset each year on the anniversary of the issuance of the stock, and the conversion price for the Series D and Series E Preferred Stock floats with the market on a day-to-day basis. For each series, the number of shares of common stock that will be issued on conversion increases as the price of our common stock decreases. Therefore, as our stock price falls, the potential dilution to the common stock increases, and the amount of pricing pressure on the stock resulting from the entry of the new common stock into the market increases.

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

 .    The issuance of our convertible preferred stock may violate the rules of
     The American Stock Exchange, which could result in the delisting of our common stock causing us to be traded as an on over-the-counter bulletin board stock which could negatively impact our stock price and our ability to raise additional capital

     The rules of The American Stock Exchange, or the AMEX, require that the voting rights of existing stockholders may not be disparately reduced or restricted through any corporate action or issuance. The AMEX has stated in its interpretive materials relating to the exchange rules that floating priced convertible securities that vote on an as converted basis, such as our Series A Preferred Stock, raise voting rights concerns because of the possibility that, due to a decline in the price of the underlying common stock the preferred stock holder will having voting rights disproportionate to its investment in our company. These interpretive materials also indicate that the AMEX may view the issuance of floating rate convertible securities, such as our Series D or Series E Preferred Stock as a violation of their rule against engaging in operations which are contrary to the public interest since the returns on securities of this type may become excessive compared with those of public investors in our common stock.

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

     The Series A and Series D Preferred Stock require quarterly dividends of 10% and 6% per annum, while our Series F and Series G Preferred Stock requires quarterly dividends of 15% per annum. We have the option of paying these dividends in shares of common stock instead of cash and we expect to use that option. The number of shares of common stock that are required to pay the dividends is calculated based on the same floating conversion price applicable to the conversion of the preferred stock, so the lower our common stock price, the more shares of common stock it takes to pay the dividends. The issuance of these additional shares of common stock will further dilute your ownership of ATSI and put additional downward pricing pressure on the common stock. The amount of dividends accrued as of July 31, 2001 is approximately $282,294 for our Series A, D, F and G Preferred Stock.

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

 .    If the price of common stock falls to a low price for a substantial period of time, the AMEX may delist our common stock

     The AMEX has in the past delisted stock that traded at a minimal price per share for an extended period of time. If our common stock falls to this level and is delisted, trading in our common stock would be conducted in the over-the-counter market on the electronic bulletin board or in the pink sheets administered by the NASD. This would likely adversely affect the liquidity of the common stock because it would be more difficult for stockholders to obtain accurate stock quotations. In addition, if our stock were not traded on a national exchange, sales of our stock would likely be subject to the SEC's penny stock rules which generally create a delay between the time that a stockholder decides to sell shares and the time that the sale may be completed.

 .    Our Certificate of Incorporation and Bylaws and Delaware law could make it less likely that our stockholders receive a premium for their shares in an unsolicited takeover attempt

     Certain provisions of our certificate of incorporation, our bylaws and the Delaware General Corporation Law could, together or separately, discourage potential acquisition proposals or delay or prevent a change in control. Currently, those provisions include a classified board of directors, a prohibition on written consents in lieu of meetings of the stockholders and the authorization to issue up to 10,000,000 shares of preferred stock and up to 200,000,000 shares of common stock. Our board of directors has the power to issue any or all of these additional shares without stockholder approval, subject to the rules of the AMEX that require stockholder approval of the issuance of common stock or securities convertible into common stock equal to or in excess of 20.0% of the number of shares of common stock or the voting power outstanding before the issuance. The preferred shares can be issued with such rights, preferences and limitations as may be determined by the board. The rights of the holders of common stock will be subject to, and may be adversely affected by, the commitments or contracts to issue any additional shares of common stock or any shares of preferred stock. Authorized and unissued preferred stock and common stock could delay, discourage, hinder or preclude our unsolicited acquisition, could make it less likely that the stockholders receive a premium for their shares as a result of any such attempt and could adversely affect the market price of, and the voting and other rights of, the holders of outstanding shares of common stock.

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

ITEM 3.  LEGAL PROCEEDINGS

     In March 2001, ATSI-Texas was sued by Comdisco for breach of contract for failing to pay lease amounts due under a lease agreement for telecommunications equipment. Comdisco claims that the total amount loaned pursuant to the lease was $926,185 and that the lease terms called for 36 months of lease payments. Comdisco is claiming that ATSI only paid thirty months of lease payments. ATSI disputes that the amount loaned was $926,185 since we only received $375,386 in financing. We have paid over $473,000 in lease payments and, thus, believe that we have satisfied our obligation under the lease terms. Although Comdisco has since filed for bankruptcy protection, we are still in the midst of litigation. We believe that we have a justifiable basis for our position in the litigation and that we will be able to resolve the dispute without a material adverse effect on our financial condition.

     In July 2001, we were notified by the Dallas Appraisal District that our administrative appeal of the appraisal of our office in the Dallas InfoMart was denied. The property was appraised at over $6 million dollars. The property involved includes our Nortel DMS 250/300 switch, associated telecommunications equipment and office furniture and computers.

     In September 2001, ATSI filed an appeal in Dallas County Court. While this appeal will likely be settled, we believe the possible impact, if any would not have an adverse effect on our results of operations.

     In 1999 ATSI filed a Demand for Arbitration seeking damages for breach of contract from Twister Communications. Twister had previously filed a Demand for Arbitration against ATSI, but has since filed for bankruptcy and has not pursued any discovery in this matter. We have a filed a creditor's claim in the bankruptcy proceeding but it is unlikely that we will be able to recover any value from Twister. Additionally, there has been no activity in the arbitration matter for over eighteen months and it is unlikely that Twister will be able to pursue this matter.

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

     In November 2000, ATSI -Texas settled its lawsuit against PrimeTEC and Vartec. The settlement called for a cash payment to ATSI of $500,000 and an additional $500,000 in services purchased from ATSI by Vartec. The services were provided during a period of approximately four months. Vartec has continued as a customer of ATSI after finishing the settlement period.

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

                                    PART II.
                                    --------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is quoted on the AMEX under the symbol "AI". From December 1997 to February 14, 2000 our Common Stock was traded on the NASD: OTCBB under the symbol "AMTI". The table below sets forth the high and low bid prices for the Common Stock from August 1, 1999 through February 14, 2000 as reported by
NASD: OTCBB and from February 15, 2000 through October 25, 2001 as reported by AMEX. These price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

               Fiscal 2000                                         High               Low
               ----------------------------------------------------------------------------------
               First - ........................................   $ 1 11/32           $ 45/64
               Second - .......................................   $ 2 29/32           $ 45/64
               Third - ........................................   $ 9 7/16            $21/2
               Fourth - .......................................   $ 6 5/16            $4 1/2

               Fiscal 2001 ....................................   High                Low
               ------------------------------------------------   -------------------------------
               First - ........................................   $ 4                 $1 3/8
               Second - .......................................   $ 1 13/16           $  3/8
               Third - ........................................   $ 1.34              $ 0.40
               Fourth - .......................................   $ 0.70              $ 0.36

               Fiscal 2002 ....................................   High                Low
               -----------------------------------------------------------------------------------
               First - (through October 25, 2001) .............   $ 0.42              $ 0.30

         At October 25, 2001, the closing price of our Common Stock as reported by AMEX was $0.30 per share. As of October 25, 2001, we had approximately 15,000 stockholders, including both beneficial and registered owners. The terms of our Series A, Series D, Series E, Series F and Series G Preferred Stock restrict us from paying dividends on our Common Stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock. ATSI has not paid dividends on our common stock the past three years and does not expect to do so in the foreseeable future.

         During the three most recent fiscal years, we have had sales of unregistered securities as follows:

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

         In our second and third quarter 10-Q's for fiscal 2000 and the first, second and third quarter 10-Q's for fiscal 2001 we noted additional sales of unregistered securities. Further detail regarding these issuances can be found in the 2/nd/ and 3/rd/ quarter 10-Q's for fiscal 2000 and the 1/st/, 2/nd/ and 3/rd/ quarter 10-Q's for fiscal 2001.

         In June 2001, we issued 6,500 shares of our Series G preferred stock for approximately $650,000 of cash proceeds. As noted in Note 3 of our consolidated financial statements, our Series G preferred stock converts to common stock at a discount to market originally defined as the Initial Conversion Price. On each Anniversary Date up to and including the second Anniversary Date, the Conversion Price on any unconverted Preferred Stock plus any accumulated, unpaid dividends will be reset to be equal to the average closing price of the stock for the five (5) preceding trading days. The Series G preferred stock accrues dividends at 15% per annum. We currently have not filed a Registration statement on Form S-3 to register these shares. The cash proceeds were used for working capital needs.

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

                                                                                 Years ended July 31,
                                                                                 --------------------
                                                                1997         1998         1999       2000        2001
                                                                ----         ----         ----       ----        ----
                                                                       (In thousands of $, except per share data)
Consolidated Statement of Operations
Data:
Operating revenues:
 Retail services                                                $ 13,976    $ 19,632    $ 12,626    $  9,572    $  6,836
 Network services                                                  1,698      13,362      19,250      24,729      29,063
 Internet e-commerce                                                 564       1,526       2,642       5,128       5,445
                                                                --------    --------    --------    --------    --------
 Total operating revenues                                         16,228      34,520      34,518      39,429      41,344
Operating expenses:
 Cost of services                                                 12,792      22,287      21,312      26,798      28,539
 Selling, general and administrative                               6,312      12,853      12,652      14,884      17,786
 Bad debt                                                            735       1,024       2,346         898         241
 [GRAPHIC REMOVED HERE]Depreciation and amortization                 591       1,822       3,248       4,681       4,434
                                                                --------    --------    --------    --------    --------

 Total operating expenses                                         20,430      37,986      39,558      47,261      51,000
 Loss from operations                                             (4,202)     (3,466)     (5,040)     (7,832)     (9,656)
                                                                --------    --------    --------    --------    --------
 Net loss                                                       $ (4,695)   $ (5,094)   $ (7,591)   $(17,138)   $(12,784)
                                                                ========    ========    ========    ========    ========
Per share information:
 Net loss                                                       $  (0.18)   $  (0.12)   $  (0.16)   $  (0.30)   $  (0.18)
                                                                --------    --------    --------    --------    --------
 Weighted average common shares outstanding                       26,807      41,093      47,467      56,851      71,180
                                                                --------    --------    --------    --------    --------

Consolidated Balance Sheet Data:
 Working capital (deficit)                                      $    195    $ (5,687)   $ (6,910)   $ (5,251)   $ (9,345)
 Current assets                                                    5,989       5,683       5,059       5,441       3,631
 Total assets                                                     15,821      24,251      24,154      26,894      23,363
 Long-term obligations, including current portion                  3,912       8,303      10,168       6,750       5,738
 Total stockholders' equity                                        6,936       7,087       6,137      10,978       6,256


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: Certain Statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Securities Act. See page 3 for additional factors relating to such statements.

     The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three fiscal years ended July 31, 1999, 2000, and 2001. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, fiscal 1999 or 1999 refers to the year ended July 31, 1999, fiscal 2000 or 2000 refers to the year ended July 31, 2000 and fiscal 2001 or 2001 refers to the year ended July 31, 2001.

General

         ATSI Communications, Inc. is an international carrier serving the rapidly expanding communications markets in and between Latin America and the United States. The Company's mission is to connect the Americas with exceptional communications services guided by our core values that drive everything we do. The Company's strategy is to become a dominant provider of services to businesses and consumers in this American/Latin American corridor through the deployment of a high quality, `next generation' network. Founded in 1993, the Company generates its traffic from more than 650 retail points of presence throughout Mexico, as well as from relationships with major carriers based in the United States. ATSI carries the traffic generated from these sources over a hybrid, redundant satellite and fiber-based ATM network between the United States and Mexico, as well as a satellite-based network between the United States, Costa Rica and El Salvador.

         The Company's current core focus today is on the communications corridor between the United States and Mexico. Already one of the two largest international communications corridors in the world, this corridor is growing due to increasing phone density in Mexico and large-scale emigration of Mexicans to the United States. The Company is uniquely positioned within this growing market niche as one of only a handful of viable carriers, and the only operating company whose focus is international services, as opposed to domestic services.

         Operationally, the Company's strength lies in its framework of licenses, interconnection agreements and business relationships in Mexico, as well as in its customer relationships and industry knowledge in the United States. The Company has over 400 employees based in Mexico, and operates Mexican subsidiaries with licenses that allow it to sell local and long distance traffic, transport long distance traffic, and operate a network utilizing packet-switching technology. Utilizing these strengths, the Company has leveraged off of the networks of third parties to build a reliable customer base, and has established its own international satellite and fiber-based network to long haul consumer, corporate and carrier-generated traffic between the U.S. and Mexico.

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

         Additionally, we have determined that our U.S. and Mexican subsidiaries should be reported as separate segments although many of our products are borderless and utilize the operations of entities in both the U.S. and Mexico. Both the U.S. Telco and Mexico Telco segments include revenues generated from Network services and Retail services. All of the carrier services revenues is recorded in the U.S. Telco segment. GlobalSCAPE, Inc. and its operations are accounted for exclusively as a part of the Internet e-commerce operating segment.

         Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of July 31, 2001. Additionally, we have had recurring negative cash flows from operations with the exception of the three-month period ended January 31, 1998. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we expect improved results of operations and liquidity in fiscal 2002. However, we cannot assure you that this will be the case.

Results of Operations

         The following table sets forth certain items included in our results of operations in thousands of dollar amounts and as a percentage of total revenues for the years ended July 31, 1999, 2000 and 2001.

                                                                 Year Ended July 31,
                                        -------------------------------------------------------------------
                                            1999                        2000                    2001
                                        ----------------          ----------------       ------------------
                                         $            %            $            %          $             %
                                         -            -            -            -          -             -
Operating revenues
------------------
Telco services
   Carrier services                      $  14,123   41%           $   22,191    57%       $   26,349     64%
   Network services                          5,127   15%                2,538     6%            2,714      7%
   Retail services                          12,626   37%                9,572    24%            6,836     16%
Internet e-commerce                          2,642    7%                5,128    13%            5,445     13%
                                        ----------                -----------            ------------
Total operating revenues                    34,518  100%               39,429   100%           41,344    100%

Cost of services                            21,312   62%               26,798    68%           28,539     69%
                                        ----------                -----------            ------------

Gross margin                                13,206   38%               12,631    32%           12,805     31%

Selling, general and
  administrative expenses                   12,652   37%               14,884    38%           17,786     43%

Bad debt expenses                            2,346    7%                  898     2%              241      0%

Depreciation and amortization                3,248    9%                4,681    12%            4,434     11%
                                        ----------                -----------            ------------

Operating loss                              (5,040) -15%               (7,832)  -20%           (9,656)   -23%

Other income (expense), net                 (1,696)  -5%               (2,221)   -5%             (919)    -2%
                                        ----------                ------------           -------------

Income tax                                       -    0%                    -     0%              223      0%

Minority interest                                -    0%                    -     0%              246      0%

Net loss                                    (6,736) -20%              (10,053)  -25%          (10,552)   -26%

Less: preferred stock dividends               (855)  -2%               (7,085)  -18%           (2,232)    -5%
                                        ----------                ------------           -------------

Net loss to common shareholders          $  (7,591) -22%           $  (17,138)  -43%       $  (12,784)   -31%
                                        ==========                ============           =============

Year Ended July 31, 2001 Compared to Year ended July 31, 2000

     Operating revenues. Operating revenues increased each successive quarter during the last three quarters of the year to total $41.3 million for fiscal 2001, a 5% increase over the prior year's total. Each of the last two quarters during the year produced record revenue results since the Company began operating in 1994 as the Company experienced increasing demand for its services. In order for this revenue trend to continue, the Company will need to expand its network and switch capacity to allow it to process additional volumes of traffic, as it was operating at near-peak capacity as of July 31, 2001. In October 2001, the Company began adding capacity to both its switch and its network backbone to allow it to do so. The Company will also need to increase its terminating capacity with third party carriers to process traffic outside of its own network backbone in Mexico. Because some of these third party carriers experienced network problems during August 2001, total revenues for the quarter ending October 31, 2001 will not be as high as for the quarter ending July 31, 2001. However, monthly revenues for both September and October 2001 returned to the same levels experienced during the quarter ended July 31, 2001.

     Carrier services revenues increased approximately $4.2 million, or 19% from 2000 to 2001. Although the average price per unit decreased approximately $0.02 between years our international communications traffic increased approximately
34.0 million units, or 43%. This increase in units somewhat offset the declining average price per unit caused by competitive market pressures. Beginning in January 2001, the Company began to experience a stabilization of its underlying cost structure, and the prices at which it could provide its services. During the last two quarters of 2001, the Company did not experience a decline in the average price of its carrier services revenues.

     Retail services revenues significantly decreased by approximately $2.7 million, or 29% between periods. This decrease was primarily a result of the decline in postpaid revenues, as the Company's integrated prepaid revenues increased approximately $176,000 between years. As a result of the decreasing volumes of postpaid calls generated and processed by the Company, and lower margin associated with those calls, the Company stopped providing these services to most non-owned locations, closed its operator center in November 1999 and began utilizing the services of third-party owned operator centers. Management does not expect postpaid revenues to contribute significantly to the Company's operating results in 2002.

     Our Internet e-commerce services increased approximately $317,000, or 6% between periods. This increase was due primarily to increases in the average price per unit as registrations remained relatively flat year to year. The increase in price per unit was due primarily to two factors. In fiscal 2001, GlobalSCAPE sold fewer multi-seat licenses than in fiscal 2000. Additionally, the introduction of CuteFTP Pro led to an increase in the average price per unit of total registrations.

     Cost of Services. Cost of services increased approximately $1.7 million, or 6%, between years and increased slightly as a percentage of revenues from 68% to 69%. During the first half of fiscal 2001, the variable cost associated with our carrier services product was a much higher percentage of revenues. In response to this trend, management focused its efforts on improving carrier services margins. Two key responses were the installation of Nortel Passport equipment, which allowed us to increase the capacity of our packet-switching network backbone, and the addition of alternate carriers of our traffic in Mexico, which allowed us to lower our cost per unit for international traffic. Each alternate carrier offers additional capacity to the Company, as well as lower variable costs of transporting traffic into areas into which they have their own proprietary network. As a result of the reductions in cost and the improvements realized from the installation of the Nortel Passport equipment, the Company recognized improved carrier service gross margins during the latter half of 2001 as compared to the first half of 2001. In an effort to maintain or improve margins, management is focusing its efforts on increasing the terminating capacity within Mexico and enhancing routing diversity so that it can provide additional carrier services and do so in a more cost efficient manner. Management believes its efforts will allow the Company to offer a competitively priced service to our existing and potential customers as well as manage our costs. In addition, the Company will increase its efforts to utilize its long distance concession in Mexico. In order to do so, the Company will need to extend its network beyond its current backbone to extend to the local telecommunications infrastructure available in Mexico. By doing so, it should be able to lower its cost per call by reducing its reliance on third party long distance carriers.

     Selling, General and Administrative (SG&A) Expense. SG&A expenses increased 19%, or approximately $2.9 million, between periods. As a percentage of revenues, these expenses increased from 38% to 43% year to year. Our e-commerce subsidiary's SG&A increased $2.5 million, or 86% between periods. The majority of the subsidiary's increase relates to increased salaries and wages, professional fees related to SEC filings and financial audits, R&D costs related to existing product enhancements and the development of new products, and approximately $636,000 of non-cash compensation expense associated with the granting of stock options. SG&A costs associated with our telco operations increased approximately $400,000, due primarily to expenses of approximately $1.0 million related to severance packages and professional fees related to SEC filings, strategic research services and the terminated Genesis transaction. Exclusive of these non-recurring transactions telco operation's SG&A decreased approximately $600,000 between the two periods compared. This decrease is attributable to management implementing expense cutting measures as well as maintaining its focus on necessary SG&A spending.

     Depreciation and Amortization. Depreciation and amortization decreased approximately $247,000, or 5%, between periods and declined slightly as a percentage of revenues from 12% to 11%. The principal reason for the decrease is related to the Company fully amortizing acquisition cost during fiscal 2000. This decrease was offset somewhat by depreciation expense associated with new capital expenditures and amortization related to the purchase of our concession license.

     Operating Loss. Our operating loss increased approximately $1.8 million, or 23% between periods and increased as a percentage of revenues from 20% to 23%, due primarily to increased selling, general and administrative expenses.

     Other Income (Expense). Other expense improved approximately $1.3 million, or 59% between periods. The improvement was primarily a result of three factors. The first was approximately $495,000 of debt discount expense recognized in fiscal 2000 associated with our convertible notes and a note payable that was fully converted in fiscal 2000. Second, in fiscal 2001, we recognized a gain of $500,000 as a result of a settlement regarding a litigation case with one of our carrier customers. And finally, in fiscal 2001 we recorded a gain related to the extinguishment of a liability of approximately $184,000.

     Preferred Dividends. During the year ended July 31, 2001, we recorded approximately $650,000 of non-cash dividends along with approximately $1.6 million of beneficial conversion feature expense related to our cumulative convertible preferred stock. This compares to approximately $400,000 of non-cash dividends and approximately $6.7 million of beneficial conversion feature expense recognized during the year ended July 31, 2000.

     Minority Interest. As a result of the approximately 27% distribution of GlobalSCAPE, the consolidated entity recognized minority interest of approximately $246,000 for the year.

     Net loss to Common Stockholders. The net loss for 2001 improved by approximately $4.3 million to $12.8 million from the $17.1 million net loss for 2000. The improvement was due primarily to a significant decrease in preferred dividends recognized during 2001, as well as the improvements in other income year to year. These improvements were somewhat offset by the increase in selling, general and administrative expenses from 2000 to 2001.

Year ended July 31, 2000 Compared to Year Ended July 31, 1999

         Operating Revenues. Consolidated revenues for fiscal 2000 totaled $39.4 million, a 14% increase over fiscal 1999's amount of $34.5 million. Telco revenues (all revenues other than e-commerce) and e-commerce revenues generated by GlobalSCAPE each increased by approximately $2.4 million between years. During fiscal 2000, we continued to shift our focus away from certain services, such as Retail Services and Network Services, toward others services, such as Carrier Services. This shifting of revenues has been the result of the changing face of the telecommunications market in Mexico since the demonopolization of Telmex on January 1, 1997, as well as regulatory and technological advances made by the Company. Prior to January 1997, limited avenues existed for callers to make calls from Mexico to the United States. The vast majority of the calls placed in Mexico had to be made from either a subscribed Telmex line, from a Telmex payphone on a prepaid basis, or on a postpaid basis by accessing a U.S.-based operator and billing the call on collect to a valid U.S. address, or to a valid dollar-denominated credit card. Almost all calls utilized the Telmex local and long distance network infrastructure. Because of the limited calling options available in Mexico at the time, the Company set up its own operator center and processed calls from its own phones and communication centers, as well as locations owned by others, and did so at premium prices. During this same time frame, we also focused on selling satellite-based private networks in an effort to establish a satellite-based network infrastructure between the U.S. and Mexico, which we felt we would eventually utilize to carry our own international calls at some point and decrease our dependence on the more expensive Telmex network infrastructure.

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

         Fiber optic lines installed during fiscal 2000 have also reduced satellite-based private network demand in Mexico, causing us to reduce our focus on selling satellite-based private networks within Mexico. Network services revenues declined from $5.1 million in fiscal 1999 to $2.5 million in fiscal 2000 due to the loss of customers upon expiration or termination of their contracts.

     In 1997, the Company acquired Sinfra, which owns licenses allowing the Company to transport traffic internationally on a packet-switched basis. Utilizing these licenses, the Company set up a satellite-based network between San Antonio, Texas and Monterrey and Mexico City, Mexico. The Company also leased fiber optic capacity between San Antonio, Dallas, Monterrey and Mexico City in July 1999. Together, these two networks represent the Company's fixed costs of operation today. Armed with this hybrid network, the Company has focused its efforts during the past two years on maintaining its retail presence of payphones and communications centers in Mexico, and adding third party traffic to its network between the U.S. and Mexico. As such, integrated prepaid traffic from its

Mexican locations has remained relatively constant during the past three years, and the amount of carrier traffic transported by the Company has increased dramatically during this time frame. However, increased fiber optic capacity into the major metropolitan areas of Mexico has resulted in pricing pressures and much lower per-minute revenues for carrier services. Large increases in volumes have resulted in comparatively smaller revenue increases, and lower margins on carrier services. While the number of minutes of carrier traffic processed by the Company increased by 146% from 78.6 million minutes in fiscal 1999 to 193.4 million minutes in fiscal 2000, revenues increased by only 57% from $14.1 million in fiscal 1999 to $22.2 million in fiscal 2000.

         All of the above revenues are included in our U.S. Telco results in Footnote 12 in the accompanying financial statements as external revenues with the exception of approximately $483,000 of Network services revenues and $535,000 of Retail services revenues included in our external Mexico Telco results.

         Integrated prepaid service revenues, which are generated by calls processed by us without live or automated operator assistance, increased only slightly between years. A majority of these revenues, stated in U.S. dollars in the accompanying consolidated financial statements, are generated by calls processed by our public telephones and communication centers in Mexico in exchange for immediate cash payment in pesos, the currency in Mexico. While the number of these calls and consequently the pesos collected increased slightly between years, those pesos converted into more U.S. dollars during fiscal 2000 as the average exchange rate between years went from 9.77 pesos to the dollar for fiscal 1999 to 9.50 pesos to the dollar for fiscal 2000. During fiscal 2000, we generated approximately $70,000 in revenues from the sale of other companies' services, primarily prepaid calling cards and prepaid cellular packages. These revenues, included in integrated prepaid, were generated in the U.S. and Mexico communication centers. With the exception of approximately $24,000 of retail service revenues included in our U.S. Telco results as external revenues, all of the above revenues are included in our Mexico Telco results.

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

     Cost of Services. Cost of services increased approximately $5.5 million or 26% between years from $21.3 million in fiscal 1999 to $26.8 million in fiscal 2000, and increased as a percentage of revenues from 62% to 68%. The increase in cost of services was principally attributable to the increased volume of carrier service business. The shift toward prepaid services away from postpaid services, which historically were sold at high premiums, in Mexico has also contributed to lower margins. Our carrier services business is exclusively accounted for in our U.S. Telco segment. Carrier services revenues increased from 41% to 57% of overall corporate revenues, period to period. During this timeframe, variable and fixed costs associated with the Company's carrier services business increased, causing margins to decrease. This resultant change in our traffic mix was the primary contributor to an increase in the combined telco operations cost of services from 66% to 78% from fiscal 1999 to fiscal 2000. As long as carrier services comprise a large percentage of our revenues, the trend of decreasing margins as a percentage of revenues will continue unless the Company is able to negotiate lower costs with its underlying carriers in Mexico, or is able to extend its network under its long distance concession to decrease its reliance on the underlying carriers. As such, we continue to desire to produce retail growth, with a desired ultimate retail/wholesale mix of 70% retail and 30% wholesale. We cannot estimate when we will be able to achieve this desired mix.

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

         Bad Debt Expense. Bad Debt Expense significantly decreased from fiscal 1999 to fiscal 2000 by approximately $1.4 million. In the fourth quarter of fiscal 1999, we incurred approximately $1.5 million of bad debt expense through the establishment of reserves related to specific carrier services and private network customers.

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

Year ended July 31, 1999 Compared to Year Ended July 31, 1998

         Operating Revenues. Operating revenues were relatively flat between fiscal 1999 and fiscal 1998, due primarily to the decline in retail services, which was offset by the growth in carrier services, network services and Internet e-commerce services.

         Carrier service revenues derived from the transport of traffic for U.S.-based carriers increased as we processed approximately 78.6 million minutes in 1999 as compared to 46.1 million minutes in 1998. The 70% increase in minutes did not result in a proportional increase in revenues as competitive and other market factors caused our revenue per minute to decline from period to period. Our fourth quarter 1998 agreement with Satelites Mexicanos, S.A. de C.V., or ("SATMEX"), allowed us to secure and resell additional bandwidth capacity. This increased capacity and flexibility allowed us to increase billings to existing corporate clients who previously dealt with SATMEX directly and to add additional retail corporate clients more quickly. All of the above revenues are included in our U.S. Telco results in Footnote 12 in the accompanying financial statements as external revenues with the exception of approximately $467,000 of network services revenues included in our external Mexico Telco results.

         Postpaid service revenues, a component of retail services, decreased approximately $6.7 million, or 48%, between fiscal 1998 and fiscal 1999. This decline is principally attributable to our strategy of focusing on providing international call services from our own payphones and communication centers (casetas). In July 1998, we ceased providing call services for third-party owned payphones and hotels in the U.S., Jamaica and the Dominican Republic and decreased the level of services provided to third-party owned telephones and hotels in Mexico, as these services did not utilize our core business and the costs associated with further provision of services did not justify keeping the business. During fiscal 1999, we processed approximately 160,000 calls from Mexico as compared to approximately 314,000 for the same period in 1998 and no calls for third-party owned telephones and hotels in the U.S., Jamaica and the Dominican Republic as compared to approximately 350,000 calls in 1998. All of the above revenue is included in our U.S. Telco results in Footnote 12 in the accompanying consolidated financial statements with the exception of approximately $465,000 of postpaid service revenues included in our Mexico Telco results.

     Integrated prepaid service revenues, a second component of retail services, which are generated by calls processed by us without live or automated operator assistance, declined approximately $350,000, or 6% between years. A majority of these revenues, stated in U.S. dollars in the accompanying consolidated financial statements are generated by calls processed by our public telephones and communication centers in Mexico in exchange for immediate cash payment in pesos. While the number of these calls and consequently the pesos collected increased between years, those pesos converted into fewer U.S. dollars as the average exchange rate between years went from 8.33 pesos to the dollar for fiscal 1998 to 9.77 pesos to the dollar for fiscal 1999. All of the above revenues are included in our Mexico Telco results.

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

         Cost of Services. Cost of services decreased approximately $975,000, or 4% between years, and decreased as a percentage of revenues from 65% to 62%. The decline in cost of services between years was primarily a result of the contributions of GlobalSCAPE. Prior to GlobalSCAPE's purchase of CuteFTP, it was obligated to pay royalties to CuteFTP's original author for the right to sell and distribute CuteFTP. The purchase of the source code eliminated such royalty fees and improved GlobalSCAPE's and ATSI's gross margins. Gross margins for our combined telco operations remained flat at 34% between years, in spite of intense market pressures in our carrier services network transport services, which is accounted for in our U.S. Telco segment. By eliminating and reducing certain call services, such as those offered to third-party owned payphones and hotels in the U.S., Jamaica, the Dominican Republic and Mexico, which did not fully utilize our own network infrastructure, we were able to move toward vertical integration of our services and operations and maximize our gross margins using our own network where possible. As noted previously a majority of our postpaid call services products are accounted for in our U.S. Telco segment.

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

         Bad Debt Expense. Bad debt expense increased $1.3 million from fiscal 1998 to fiscal 1999. During the fourth quarter of 1999, we established specific bad debt reserves of approximately $1.5 million related to retail and transport of network management services. While we have reserved for these customers, we are actively pursuing collection of amounts owed including legal proceedings specifically related to approximately $1.2 million of the accounts reserved. Excluding these specific reserves, bad debt expense declined both as a % of revenues and in actual dollars between years.

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

         Preferred Stock Dividends. During fiscal 1999, we recorded approximately $855,000 of expense related to cumulative convertible preferred stock. In addition to cumulative dividends on our Series A and Series B Preferred Stock, which are accrued at 10% and 6%, respectively per annum, we have recorded a discount or "beneficial conversion feature" associated with the issuance of our preferred stock of approximately $1.6 million related to Series A Preferred Stock, which is being amortized over a twelve-month period and $1.1 million related to Series B Preferred Stock, which is being amortized over a three-month period.

         Net income (loss.) Net loss increased from approximately $5.1 million to $7.6 million between years. The increase in net loss was due primarily to increased bad debt expense, depreciation and amortization and preferred stock dividends between years.

         Liquidity and Capital Resources

         During the year ended July 31, 2001, we generated negative cash flows from operations of approximately $6.0 million. The amount of cash used in our operations is a result of the net loss incurred during the period, the timing of cash receipts from our customers, as well as activities related to payments to our vendors. We have historically operated with negative cash flows and have sought to fund those losses and deficits through the issuance of debt and the completion of private equity placements.

         For the three-months ended July 31, 2001, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation, provision for losses on accounts receivable and minority interest), we had a net loss of approximately $441,000. Management of the operating assets and liabilities, which consist mainly of collections on accounts receivable and payments made on outstanding payables and accrued liabilities, produced negative cash flows of approximately $1.7 million, resulting in negative operating cash flows for the period of $2.1 million. While we fell short of producing positive cash flows during the quarter, our net loss, after adjustments for non-cash items, represented a significant improvement over the quarters ended October 31, 2000 and January 31, 2001, when our net loss, after adjustments for non-cash items, were $3.2 million and $1.2 million, respectively. Additionally, our net loss, after adjustments for non-cash items, was relatively flat compared to the quarter ended April 30, 2001, when our net loss, after adjustments for non-cash items, was approximately $424,000.

          For the year ended July 31, 2001, our net loss, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation, provision for losses on accounts receivable and minority interest) was approximately $5.3 million. Management of the operating assets and liabilities, which consists mainly of collections on accounts receivable and payments made on outstanding payables and accrued liabilities, produced negative cash flows of approximately $700,000, resulting in the negative operating cash flows for the period of $6.0 million.

         During the year ended July 31, 2001, the Company acquired approximately $1.1 million in equipment which was not financed through capital lease or financing arrangements. Additional cash outflows included payments of approximately $1.1 million towards our capital lease obligations and $560,000 towards notes payable.

         During fiscal 2001, we received cash proceeds, net of issuance costs, of $5.6 million from the issuance of preferred stock, and approximately $900,000 from the issuance of common stock as a result of warrants, stock options, and investment options exercises. These funds were used to pay down payable balances as mentioned above, to make payments on our debt and capital lease obligations, and to purchase additional equipment used in our network operations.

         Altogether, the Company's net operating, investing and financing activities during the year used approximately $1.4 million in cash during the year. The Company's working capital deficit at July 31, 2001 was approximately $9.3 million. This represents a decline of approximately $4.0 million from the working capital deficit of $5.3 million at July 31, 2000. The Company's current liabilities include a total of $5.4 million owed to NTFC Capital Corporation and IBM de Mexico. Although the Company's scheduled payments to these entities for the twelve months ending July 31, 2002 total only $2.5 million, the Company has classified all amounts outstanding under the notes as current because it is in technical default of both notes. As such, each of the lenders could call their notes as immediately due and payable. The Company does not anticipate this happening, as the Company has been in various states of default under the notes historically and the notes have not been called. However, no assurances can be given that the notes will not be called. All scheduled payments have been made to NTFC; as of July 31, 2001, the Company is approximately $743,000 behind in payments to IBM. NTFC has expressed a desire to reset the covenants under the note in an effort to cure past defaults and avoid future defaults; the Company has had limited conversations with IBM concerning restructuring of its obligation.

         The Company's current obligations also include notes payable of approximately $677,000, approximately $1.2 million owed to Northern Telecom for the purchase of equipment during the year, and approximately $500,000 owed to the former owners of Grupo Intelcom, S.A. de C.V., the entity purchased by the Company in July 2000 and through which the Company obtained its Mexican long distance concession.

         During fiscal 2001, we focused on enhancing the capacity and efficiency of our international network backbone between the U.S. and Mexico, adding alternate carriers to transport our traffic outside of that backbone in Mexico, and changing the mix of our traffic to better utilize our network capabilities. The result was an increase in the volume of carrier services traffic transported over our network quarter to quarter and positive EBITDA for the quarter ended July 31, 2001. The Company plans to focus on this same revenue stream during at least the first half of fiscal 2002, as it believes it can produce cash faster by doing so. In order for these trends to continue, the Company will need to expand its network and switch capacity to allow it to process additional volumes of traffic, as it was operating at near-peak capacity as of July 31, 2001. The Company estimates that it will need to spend approximately $5,000,000 on a pro rata basis throughout fiscal 2002 for capital expenditures to add capacity to its network in an effort to generate additional revenues and cut its direct costs as a percentage of revenues.

         Until we are able to produce positive cash flows from operations on a recurring basis, and reduce or eliminate our working capital deficit, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service our debt requirements, or to purchase equipment to be used in the growth of our business. Should our available funds not be sufficient to pay vendors and suppliers, to service debt requirements and purchase equipment, we will need to continue to raise additional capital. As noted in the risk factors of this Form 10-K, we have not always paid all of our suppliers on time. Some of these suppliers are critical to our operations. These suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future.

         During fiscal 2001, we received cash proceeds, net of issuance costs, of $5.6 million from the issuance of preferred stock, and approximately $900,000 from the issuance of common stock as a result of warrants, stock options, and investment options exercises. These funds were used to pay down payable balances as mentioned above, to make payments on our debt and capital lease obligations, and to purchase additional equipment used in our network operations. The net result of the Company's operating, investing and financing activities during the year was a working capital deficit at July 31, 2001 of approximately $9.3 million and cash on hand of approximately $103,000. This represents a decline of approximately $4.0 million from the working capital deficit of $5.3 million at July 31, 2000.

         Although the Company produced positive EBITDA results during the last quarter of fiscal 2001, it will most likely need to enhance those results in order to obtain any significant amounts of debt funding to meet its capital expenditure and working capital needs. As such, the Company will most likely need to complete additional private placements in order to raise the funds to purchase the equipment needed. Although capital markets have been difficult, the Company showed an ability to raise funds over the past twelve months. In October 2000, the Company entered into a $10 million facility for the purchase of Series E Preferred Stock. As of October 2001, approximately $5.5 million of capacity remains outstanding on this facility, and the facility was extended until October 2002. The Series E holder participated in two private equity raises in March and June of 2001, in which the Company raised approximately $4 million. The Series E holder contributed approximately half of the amount; the remainder was contributed by individual shareholders. Altogether, the Company raised in excess of $6.5 million during fiscal 2001, more than the total needed for capex funding in fiscal 2002. The Company has been successful in raising funds because of the improvements it has shown throughout the year in its financial performance; however, no assurances may be given that it will be able to continue to do so.

         We have limited capital resources available to us, and these resources may not be available to support our ongoing operations until such time as we are able to generate positive cash flows from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

Inflation/Foreign Currency

         Inflation has not had a significant impact on our operations. With the exception of integrated prepaid services from our communication centers and coin operated public telephones, almost all of our revenues are generated and collected in U.S. dollars. Services from our communication centers and public telephones are generally provided on a "sent-paid" basis at the time of the call in exchange for cash payment, so we do not maintain receivables on our books that are denominated in pesos. In an effort to reduce foreign currency risk, we attempt to convert pesos collected to U.S. dollars quickly and attempt to maintain minimal cash balances denominated in pesos. Some expenses related to certain services provided by us are incurred in foreign currencies, primarily Mexican pesos. The devaluation of the Mexican peso over the past several years has not had a material adverse effect on our financial condition or operating results.

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

         Commodity Price Risk
         --------------------

         Certain of our businesses, namely carrier services, operate in an extremely price sensitive environment. The carrier services business over the past twelve months has seen significant reductions in the price per minute charged for transporting minutes of traffic. While we have been able to withstand these pricing pressures, certain of our competitors are much larger and better positioned to continue to withstand these price reductions. Our ability to further absorb these price reductions may be dependent on our ability to further reduce our costs of transporting these minutes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                       Page
                                                                                                                       ----
Consolidated Financial Statements of ATSI Communications, Inc. and Subsidiaries

Report of Independent Public Accountants ............................................................................   44

Consolidated Balance Sheets as of July 31, 2000 and 2001 ............................................................   45

Consolidated Statements of Operations for the Years Ended July 31, 1999, 2000 and 2001 ..............................   46

Consolidated Statements of Comprehensive Loss for the Years Ended July 31, 1999, 2000 and 2001 ......................   47

Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 1999, 2000 and 2001 ....................   48

Consolidated Statements of Cash Flows for the Years Ended July 31, 1999, 2000 and 2001 ..............................   49

Notes to Consolidated Financial Statements ..........................................................................   50

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Management, Directors and Shareholders of ATSI Communications, Inc.:


We have audited the accompanying consolidated balance sheets of ATSI Communications, Inc. (a Delaware corporation) and subsidiaries (the Company) as of July 31, 2000 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended July 31, 1999, 2000 and 2001. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATSI Communications, Inc. and subsidiaries as of July 31, 2000 and 2001, and the results of their operations and their cash flows for the years ended July 31, 1999, 2000 and 2001, in conformity with accounting principles generally accepted in the United States.

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


San Antonio, Texas
October 18, 2001

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                                         July 31,
                                                                                 --------------------------
                                                                                   2000            2001
                                                                                 ----------      ----------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                          $1,550            $103
 Accounts receivable, net of allowance of $757 and $92, respectively                 3,186           2,667
 Inventory                                                                              74              75
 Prepaid expenses and other                                                            631             786
                                                                                 ----------      ----------
     Total current assets                                                            5,441           3,631
                                                                                 ----------      ----------

PROPERTY AND EQUIPMENT:                                                             19,393          21,784
 Less - Accumulated depreciation                                                    (8,335)        (11,993)
                                                                                 ----------      ----------
     Net property and equipment                                                     11,058           9,791
                                                                                 ----------      ----------

OTHER ASSETS:
 Goodwill, net                                                                       4,901           4,856
 Concession license, net                                                             4,422           4,208
 Trademarks, net                                                                       570             390
 Other assets                                                                          502             487
                                                                                 ----------      ----------
     Total assets                                                                  $26,894         $23,363
                                                                                 ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                   $3,931          $4,714
 Accrued liabilities                                                                 2,350           2,528
 Notes payable                                                                         544             677
 Convertible debt                                                                      289               -
 Current portion of obligations under capital leases                                 3,411           4,938
 Deferred revenue                                                                      167             119
                                                                                 ----------      ----------
     Total current liabilities                                                      10,692          12,976
                                                                                 ----------      ----------

LONG-TERM LIABILITIES:
 Obligations under capital leases, less current portion                              2,506             123
 Other                                                                                  56             128
                                                                                 ----------      ----------
     Total long-term liabilities                                                     2,562             251
                                                                                 ----------      ----------

MINORITY INTEREST:                                                                       -             351

COMMITMENTS AND CONTINGENCIES:

REDEEMABLE PREFERRED STOCK:
 Series D Cumulative Preferred Stock, 3,000 shares authorized, 3,000
shares issued and                                                                    2,662           1,302
   outstanding at July 31, 2000, 1,642 shares issued and outstanding at
July 31, 2001
 Series E Cumulative Preferred Stock, 10,000 shares authorized, no shares
issued and                                                                               -           2,227
    outstanding at July 31, 2000, 3,490 shares issued and outstanding at
July 31, 2001
STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized, Series A
  Cumulative Convertible Preferred Stock, 50,000 shares authorized, 24,370 shares issued and outstanding at July 31, 2000, 4,370 shares issued and outstanding at July 31, 2001
  Series F Cumulative Convertible Preferred Stock, 10,000 shares
authorized, no shares                                                                    -               -
  issued and outstanding at July 31, 2000, 9,210 shares issued and outstanding at July 31, 2001
  Series G Cumulative Convertible Preferred Stock, 42,000 shares
authorized, no shares issued                                                             -               -
  and outstanding at July 31, 2000, 6,500 shares issued and outstanding at
July 31, 2001
 Common stock, $0.001 par value, 200,000,000 shares authorized,
67,408,979 issued and
   outstanding at July 31, 2000, 77,329,379 issued and outstanding at July              67              77
31, 2001

 Additional paid in capital                                                         51,625          58,105
 Accumulated deficit                                                               (39,125)        (52,503)
 Warrants outstanding                                                                  417           1,835
 Notes issued to officers                                                           (1,108)              -
 Other comprehensive loss                                                             (779)         (1,246)
 Deferred compensation                                                                (119)            (12)
                                                                                 ----------      ----------
     Total stockholders' equity                                                     10,978           6,256
                                                                                 ----------      ----------

     Total liabilities and stockholders' equity                                    $26,894         $23,363
                                                                                 ==========      ==========

         The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                     For the Years Ended July 31,
                                                             1999              2000              2001
                                                           --------          ---------          ---------
OPERATING REVENUES:
  Telco services
      Carrier services                                     $ 14,123           $ 22,191           $ 26,349
      Network services                                        5,127              2,538              2,714
      Retail services                                        12,626              9,572              6,836
  Internet e-commerce                                         2,642              5,128              5,445
                                                           --------           --------           --------

     Total operating revenues                                34,518             39,429             41,344
                                                           --------           --------           --------

OPERATING EXPENSES:
  Cost of services                                           21,312             26,798             28,539
  Selling, general and administrative                        12,652             14,884             17,786
  Bad debt expense                                            2,346                898                241
  Depreciation and amortization                               3,248              4,681              4,434
                                                           --------           --------           --------

     Total operating expenses                                39,558             47,261             51,000
                                                           --------           --------           --------

OPERATING LOSS                                               (5,040)            (7,832)            (9,656)

OTHER INCOME (EXPENSE):
  Interest income                                                59                 77                109
  Other income (expense), net                                   (10)                50                981
  Interest expense                                           (1,745)            (2,348)            (2,009)
                                                           --------           --------           --------

     Total other income (expense)                            (1,696)            (2,221)              (919)
                                                           --------           --------           --------

LOSS BEFORE INCOME TAX EXPENSE
   MINORITY INTEREST                                         (6,736)           (10,053)           (10,575)

INCOME TAX EXPENSE                                                -                  -                223

MINORITY INTEREST                                                 -                  -                246
                                                           --------           --------           --------

NET LOSS                                                     (6,736)           (10,053)           (10,552)

LESS: PREFERRED STOCK DIVIDENDS                                (855)            (7,085)            (2,232)
                                                           --------           --------           --------

NET LOSS TO COMMON SHAREHOLDERS                             ($7,591)          ($17,138)          ($12,784)
                                                           ========           ========           ========

BASIC AND DILUTED LOSS PER COMMON SHARE                      ($0.16)            ($0.30)            ($0.18)
                                                           ========           ========           ========

WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                                 47,467             56,851             71,180
                                                           ========           ========           ========

        The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)

                                                                     For the Years Ended July 31,
                                                                 1999           2000            2001
                                                                 ----           ----            ----
 Net loss to common shareholders                                ($7,591)       ($17,138)       ($12,784)

 Other comprehensive (loss) income, net of tax of $0:

     Foreign currency translation adjustments                     ($714)       $     79           ($467)
                                                               --------        --------        --------

 Comprehensive loss to common shareholders                      ($8,305)       ($17,059)       ($13,251)
                                                               ========        ========        ========

        The accompanying notes are an integral part of these consolidated financial statements

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)


                                                          Preferred Stock      Common Stock         Additional      Accumulated
                                                        ------------------  ------------------
                                                         Shares    Amount    Shares    Amount    Paid In Capital       Deficit
                                                        --------  --------  --------  --------  -----------------  -------------
BALANCE, July 31, 1998                                                  0    45,604       $46            $22,248       ($14,396)
  Issuances of common shares for cash                                         2,706         3              1,637
  Issuances of common shares for services                                        96                           40
  Issuances of common shares for acquisition                                    279                          179
  Issuances of preferred stock                               26                                            4,176
  Deferred compensation                                                                                      344
  Dividends                                                                                                                 (80)
  Amortization of equity discount                                                                            775           (775)
  Compensation expense
  Cumulative effect of translation adjustment
  Net loss                                                                                                               (6,736)
                                                        --------  --------  --------  --------  -----------------  -------------
BALANCE, July 31, 1999                                       26         0    48,685       $49            $29,399       ($21,987)
  Issuances of common shares for cash                                         8,470         8              6,279
  Issuances of common shares for services                                       419                           25
  Issuances of common shares for acquisition                                    400                        2,921
  Issuances of preferred stock                               25                                            2,646
  Conversion of preferred stock                             (27)              6,802         7                287
  Conversion of convertible debt to common shares                             2,633         3              3,115
  Dividends                                                                                                                (432)
  Amortization of equity discount                             -                                            6,653         (6,653)
  Compensation expense
  Warrants issued with redeemable preferred stock
  Warrants issued with debt                                                                                  300
  Notes receivable from shareholders
  Cumulative effect of translation adjustment
  Net loss                                                                                                              (10,053)
                                                        --------  --------  --------  --------  -----------------  -------------
BALANCE, July 31, 2000                                       24         0    67,409       $67            $51,625       ($39,125)
  Issuances of common shares for cash                                         1,943         2                931
  Issuances of common shares for services                                        80                           33
  Issuances of common shares for liquidating damages                            150                          250
  Issuances of common shares for acquisition                                                                (457)
  Issuances of preferred stock                               16                                            1,104
  Conversion of preferred stock                             (20)              8,181         8              2,655
  Notes receivable from shareholders                                         (2,033)       (2)            (1,106)
  Conversion of convertible debt to common shares                             1,600         2                802
  Dividends                                                                                                              (1,214)
  Amortization of equity discount                                                                          1,612         (1,612)
  Compensation expense                                                                                       661
  Warrants issued with redeemable preferred stock
  Warrants issued with liquidating damages                                                                    (5)
  Cumulative effect of translation adjustment
  Net loss                                                                                                              (10,552)
                                                        --------  --------  --------  --------  -----------------  -------------
BALANCE, July 31, 2001                                       20         0    77,330       $77            $58,105       ($52,503)
                                                        ========  ========  ========  ========  =================  =============

                                                                        Notes        Cumulative                         To
                                                    Warrants      receivable from    Translated      Deferred      Stockholders'

                                                   Outstanding        officers       Adjustment    Compensation        Equity
                                                  -------------  ------------------ ------------  --------------  ---------------
BALANCE, July 31, 1998                                       0                   0        ($144)          ($667)         $ 7,087
  Issuances of common shares for cash                                                                                      1,640
  Issuances of common shares for services                                                                                     40
  Issuances of common shares for acquisition                                                                                 179
  Issuances of preferred stock                                                                                             4,176
  Deferred compensation                                                                                    (344)               0
  Dividends                                                                                                                  (80)
  Amortization of equity discount                                                                                              0
  Compensation expense                                                                                      545              545
  Cumulative effect of translation adjustment                                              (714)                            (714)
  Net loss                                                                                                                (6,736)
                                                  -------------  ------------------ ------------  --------------  ---------------
BALANCE, July 31, 1999                                       0                   0        ($858)          ($466)         $ 6,137
  Issuances of common shares for cash                                                                                      6,287
  Issuances of common shares for services                                                                                     25
  Issuances of common shares for acquisition                                                                               2,921
  Issuances of preferred stock                                                                                             2,646
  Conversion of preferred stock                                                                                              294
  Conversion of convertible debt to common shares                                                                          3,118
  Dividends                                                                                                                 (432)
  Amortization of equity discount                                                                                              0
  Compensation expense                                                                                      347              347
  Warrants issued with redeemable preferred stock          417                                                               417
  Warrants issued with debt                                                                                                  300
  Notes receivable from shareholders                                        (1,108)                                       (1,108)
  Cumulative effect of translation adjustment                                                79                               79
  Net loss                                                                                                               (10,053)
                                                  -------------  ------------------ ------------  --------------  ---------------
BALANCE, July 31, 2000                                    $417             ($1,108)       ($779)          ($119)         $10,978
  Issuances of common shares for cash                                                                                        933
  Issuances of common shares for services                                                                                     33
  Issuances of common shares for liquidating damag                                                                           250
  Issuances of common shares for acquisition                                                                                (457)
  Issuances of preferred stock                                                                                             1,104
  Conversion of preferred stock                                                                                            2,663
  Notes receivable from shareholders                                         1,108                                             0
  Conversion of convertible debt to common shares                                                                            804
  Dividends                                                                                                               (1,214)
  Amortization of equity discount                                                                                              0
  Compensation expense                                                                                      107              768
  Warrants issued with redeemable preferred stock        1,418                                                             1,418
  Warrants issued with liquidating damages                                                                                    (5)
  Cumulative effect of translation adjustment                                              (467)                            (467)
  Net loss                                                                                                               (10,552)
                                                  -------------  ------------------ ------------  --------------  ---------------
BALANCE, July 31, 2001                                  $1,835              $    0      ($1,246)           ($12)         $ 6,256
                                                  =============  ================== ============  ==============  ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   For the Years Ended July 31,
                                                                        1999                  2000                  2001
                                                                -------------------   --------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 ($6,736)              ($10,053)             ($10,552)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                           3,248                  4,681                 4,434
     Amortization of debt discount                                             346                    442                   372
     Deferred compensation                                                     545                    347                   768
     Foreign currency gain                                                       -                      -                  (326)
     Minority Interest                                                           -                      -                  (246)
     Provision for losses on accounts receivable                             2,346                    898                   241
     Changes in current assets and liabilities-
      Decrease (increase) in accounts receivable                            (2,568)                  (678)                  121
       (Increase) decrease in prepaid expenses and other                    (1,632)                    88                  (482)
       Decrease in accounts payable                                         (1,139)                  (776)                 (268)
       Increase (decrease) in accrued liabilities                            1,857                    462                    (3)
       Decrease in deferred revenue                                           (191)                   (66)                  (47)
                                                                -------------------   --------------------   -------------------
Net cash used in operating activities                                       (3,924)                (4,655)               (5,988)
                                                                -------------------   --------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (956)                (1,993)               (1,122)
  Acquisition of business, net of cash acquired                               (171)                (1,334)                 (102)
                                                                -------------------   --------------------   -------------------
Net cash used in investing activities                                       (1,127)                (3,327)               (1,224)
                                                                -------------------   --------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                               437                    745                   776
  Net (decrease) increase in short-term borrowings                            (127)                    80                   116
  Payments on debt                                                            (802)                  (781)                 (560)
  Capital lease payments                                                      (941)                (1,424)               (1,106)
  Proceeds from issuance of preferred stock,
     net of issuance costs                                                   4,176                  5,646                 5,639
  Proceeds from issuance of common stock,
     net of issuance costs                                                   1,596                  4,887                   900
                                                                -------------------   --------------------   -------------------
Net cash provided by financing activities                                    4,339                  9,153                 5,765
                                                                -------------------   --------------------   -------------------

NET INCREASE (DECREASE) IN CASH                                               (712)                 1,171                (1,447)

CASH AND CASH EQUIVALENTS, beginning of year                                 1,091                    379                 1,550
                                                                -------------------   --------------------   -------------------

CASH AND CASH EQUIVALENTS, end of year                                     $   379               $  1,550              $    103
                                                                ===================   ====================   ===================

   The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

       The accompanying consolidated financial statements are those of ATSI Communications, Inc. and our subsidiaries ("ATSI" or the "Company"). We were formed on June 6, 1996 under the laws of the state of Delaware for the express purpose of effecting a "Plan of Arrangement" with American TeleSource International, Inc., which was incorporated under the laws of the province of Ontario, Canada (hereinafter referred to as "ATSI-Canada"). The Plan of Arrangement called for the stockholders of ATSI-Canada to exchange their shares on a one-for-one basis for shares of ATSI. On April 30, 1998, shareholders of ATSI-Canada approved the Plan of Arrangement, and on May 11, 1998, ATSI-Canada became a wholly owned subsidiary of ATSI. ATSI is publicly traded on the American Stock Exchange ("AMEX") under the symbol "AI".

       Through our subsidiaries, we provide retail and carrier communications services within and between the United States (U.S.) and select markets within Latin America. Utilizing a framework of licenses, interconnection and service agreements, network facilities and distribution channels, our intentions are to provide U.S standards of reliability to Mexico and other markets within Latin America which have historically been underserved by telecommunications monopolies. As of July 31, 2001, our operating subsidiaries are as follows:

       ATSI Comunicaciones, S.A. de C.V., ("ATSI-COM" a Mexican corporation)
       ---------------------------------------------------------------------

       Utilizing our 30-year license which we acquired in July 2000, ATSI-COM provides long distance services and the right to interconnect with local providers in Mexico. See discussion of acquisition of this concession license in
Note 11.

       American TeleSource International, Inc. ("ATSI-Texas" a Texas
       -------------------------------------------------------------
       corporation)
       ------------

       ATSI-Texas contracts with third-party operator services companies for the provision of postpaid services from public telephones and communication centers owned by our subsidiaries in Mexico, as well as some third party-owned public telephones, communication centers and hotels in Mexico. Although these calls originate in Mexico, they are terminated and billed in the United States and Mexico through agreements that ATSI-Texas has with these third party entities. Additionally, ATSI-Texas contracts with third parties on behalf of TeleSpan and Sinfra for some carrier services and private network contracts.

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

       Sistema de Telefonia Computarizada, S.A. de C.V( "Computel"a Mexican
       --------------------------------------------------------------------
       corporation)
       ------------

       Computel is the largest private operator of communication centers in Mexico, operating approximately 134 communication centers in 66 cities. Direct dial calls may be made from the communication centers using cash or credit cards, and users may use the services of ATSI-Texas to place calls to the U.S. by billing calls to valid third parties, credit cards or calling cards. Computel utilizes telephone lines owned by ATSI-Mexico.

       Servicios de Infraestructura, S.A. de C.V ("Sinfra"a Mexican corporation)
       -------------------------------------------------------------------------

       Utilizing our 15-year Teleport and Satellite Network license which expires in May 2009, Sinfra owns and operates our teleport facilities in Monterrey and Mexico City, Mexico. These facilities are used for the provision of international private network services. Sinfra also owns a 20-year Packet Switching Network license which expires in October 2014.

       TeleSpan, Inc. ("TeleSpan" a Texas corporation)
       -----------------------------------------------

       TeleSpan owns and operates our teleport facilities in the U.S. and Costa Rica. TeleSpan contracts with U.S. based entities and carriers seeking facilities or increased capacity into Mexico, Costa Rica and El Salvador. For network services into Mexico, TeleSpan utilizes facilities owned by Sinfra.

       GlobalSCAPE, Inc. ("GlobalSCAPE" a Texas corporation)
       -----------------------------------------------------

       GlobalSCAPE markets CuteFTP(TM) and other digitally downloadable software products and distributes them over the Internet utilizing electronic software distribution ("ESD"). See Note 8 related to the distribution of a portion of ATSI's ownership in GlobalSCAPE.

       ATSI de CentroAmerica (a Costa Rican corporation)
       -------------------------------------------------

       ATSI de CentroAmerica markets international private network services in Costa Rica and other Latin American countries and looks to develop business opportunities in Latin American countries through joint ventures and interconnection agreements with existing telecommunication companies.

       2. FUTURE OPERATIONS, LIQUIDITY, CAPITAL RESOURCES AND VULNERABILITY DUE TO CERTAIN CONDITIONS

       The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to July 31, 2001, we have incurred cumulative net losses of $52.5 million. We had a working capital deficit of $5.3 million at July 31, 2000 and $9.3 million at July 31, 2001 and we had negative cash flows from operations of $3.9 million, $4.7 million and $6.0 million for the years ended July 31, 1999, 2000 and 2001, respectively. As of July 31, 2001, we are in default on our leases with IBM de Mexico and NTFC Capital Corporation. See further discussion regarding these leases in Note 6. We have limited capital resources available to us, and these resources may not be available to support our ongoing operations until such time as we are able to generate positive cash flows from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

       We are likely to require additional financial resources in the near term and could require additional financial resources in the long-term to support our ongoing operations. We plan on securing funds through equity offerings and entering into lease or long-term debt financing agreements to raise capital. There can be no assurances, however, that such equity offerings or other financing arrangements will actually be consummated or that such funds, if received, will be sufficient to support existing operations until revenue levels are achieved sufficient to generate positive cash flow from operations. If we are not successful in completing additional equity offerings or entering into other financial arrangements, or if the funds raised in such stock offerings or other financial arrangements are not adequate to support us until a successful level of operations is attained, we have limited additional sources of debt or equity capital and would likely be unable to continue operating as a going concern.

       During fiscal 2001, we focused on enhancing the capacity and efficiency of our international network backbone between the U.S. and Mexico, adding alternate carriers to transport our traffic outside of that backbone in Mexico, and changing the mix of our traffic to better utilize our network capabilities. The result was an increase in the volume of carrier services traffic transported. The Company plans to focus on this same revenue stream during at least the first half of fiscal 2002. In order for these trends to continue, the Company will need to expand its network and switch capacity to allow it to process additional volumes of traffic, as it was operating at near-peak capacity as of July 31, 2001. The Company intends to utilize most of the funds raised for capital expenditures to add capacity to its network to enable it to generate additional revenues and cut its direct costs as a percentage of revenues.

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

       Revenue Recognition Policies
       ----------------------------

       We recognize revenue from our integrated prepaid and postpaid services as such services are performed, net of unbillable calls. Revenue from carrier services and private network contracts are recognized when service commences for service commencement fees and monthly thereafter as services are provided. Revenues related to our Internet products are recognized at the time of delivery, as we bear no additional obligation beyond the provision of our software products other than post-contract customer service. Post-contract customer costs approximated $33,000, $58,000 and $96,000 at July 31, 1999, 2000 and 2001, respectively.

       Foreign Currency Translation
       ----------------------------

       Until January 1, 1999, Mexico's economy was designated as highly inflationary. GAAP requires the functional currency of highly inflationary economies to be the same as the reporting currency. Accordingly, the consolidated financial statements of all of our Mexican subsidiaries, whose functional currency is the peso, were remeasured from the peso into the U.S. dollar for consolidation. Monetary and nonmonetary assets and liabilities were remeasured into U.S. dollars using current and historical exchange rates, respectively. The operating activities of these subsidiaries were remeasured into U.S. dollars using a weighted-average exchange rate. The resulting translation gains and losses were charged directly to operations. As of January 1, 1999, Mexico's economy was deemed to be no longer highly inflationary. According to GAAP requirements the change from highly inflationary to non-highly inflationary requires that the nonmonetary assets be remeasured using not the historical exchange rates, but the exchange rate in place as of the date the economy changes from highly inflationary to non-highly inflationary. As such, our non-monetary assets in Mexico have been remeasured using the exchange rate as of January 1, 1999. Subsequent to January 1, 1999, monetary assets and non-monetary assets are translated using current exchange rates and the operating activity of these Mexican subsidiaries remeasured into U.S. dollars using a weighted average exchange rate. The effect of these translation adjustments are reflected in the other comprehensive income account shown in stockholders'equity.

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

       Impuesto al Valor Agregado (Value-Added Tax) ("IVA")
       ----------------------------------------------------

       Our Mexican subsidiaries are required to report a value-added tax related to both purchases and sales of services and assets, for local tax reporting. Accordingly, each subsidiary maintains both an IVA receivable and IVA payable account on their subsidiary ledgers. For consolidated reporting purposes, we net our Mexican subsidiaries IVA receivable and IVA payable accounts as allowed by regulatory requirements in Mexico. For the year ended July 31,

2000, this netting of IVA accounts resulted in the elimination of IVA receivable, a corresponding reduction in IVA payable of approximately $225,000 and a net IVA payable of $228,000. For the year ended July 31, 2001, this netting of IVA accounts resulted in the elimination of IVA payable, a corresponding reduction in IVA receivable of approximately $2,101,000 and a net IVA receivable of $289,000.

       Basic and Diluted Loss Per Share
       --------------------------------

       Loss per share was calculated using the weighted average number of common shares outstanding for the years ended July 31, 1999, 2000 and 2001. Common stock equivalents, which consist of the stock purchase warrants and options described in Note 9, were excluded from the computation of the weighted average number of common shares outstanding because their effect was antidilutive. We have also excluded the convertible preferred stock described in Note 8, from the computation of the weighted average number of common shares outstanding, as its effect will also be antidilutive.

       Property and Equipment
       ----------------------

       Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from one to fifteen years. Expenditures for maintenance and repairs are charged to expense as incurred. Direct installation costs and major improvements are capitalized.

       Effective for the fiscal years beginning after July 31, 1996, we follow rules as prescribed under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires an assessment of the recoverability of our investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets are estimated over their remaining useful lives and an impairment loss is recognized when the undiscounted future cash flows are less than the carrying value of such assets. As of July 31, 2001, we have determined that the estimated undiscounted future cash flows associated with our long-lived assets are greater than the carrying value of such assets and that no impairment loss needs to be recognized.

       Goodwill, Concession License, Contracts, Trademarks and Other Assets
       --------------------------------------------------------------------

       At July 31, 2000 and 2001, other assets consisted primarily of goodwill, trademarks, acquisition costs and concession license costs. For the years ended July 31, 2000 and 2001, goodwill, primarily related to the purchase of Computel, was $5,310,490 and $5,412,859 respectively, net of accumulated amortization of $408,908 and $557,137, respectively. Goodwill is amortized over 40 years. For the years ended July 31, 2000 and 2001, concession license costs were approximately $4,421,931 and $4,428,931, net of accumulated amortization of $0 and $221,097. The concession license costs are being amortized over 28 years, the remaining life of the concession license. As of July 31, 2000 and 2001, other assets included $898,943 related to the purchase of the rights to CuteFTP(TM), net of accumulated amortization of $329,096 and $509,298, respectively. This trademark is being amortized over an estimated five-year life. As of July 31, 2000 and 2001, other assets also included approximately $502,000 and $487,000, not identified as goodwill, concession license, acquisition costs or trademarks. As it relates to SFAS 121, as of July 31, 2001, we have determined that the estimated future cash flows associated with our goodwill, concession license, and other intangible assets are greater than the carrying value of such assets and that no impairment loss needs to be recognized. For the years ended July 31, 1999, 2000 and 2001, we recorded amortization expense of $925,440, $1,075,566 and $602,289, respectively related to our other assets.

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

         Research and Development
         ------------------------

         Our subsidiary, GlobalSCAPE, Inc. incurs research and development expenses. These research and development expenses include all direct costs, primarily salaries for GlobalSCAPE personnel and outside consultants, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years ended July 31, 1999, 2000 and 2001, research and development expenses were $101,716, $ 414,541 and $1,229,393, respectively.

         Statements of Cash Flows
         ------------------------

         Cash payments and non-cash investing and financing activities during the periods indicated were as follows:

                                                                             For the Years Ended July 31,
                                                                  ----------------------------------------------------
                                                                        1999              2000              2001
                                                                        ----              ----              ----
Cash payments for interest                                          $1,101,771         $2,272,111         $  910,863
Cash payments for taxes                                             $        -         $        -         $   64,416
Non-cash:
Common shares issued for services                                   $   40,000         $   24,968         $   33,000
Common shares issued for liquidating damages                        $        -         $        -         $  250,000
Notes receivable and accrued interest issued to
    exercise options for common shares                              $        -         $1,107,898         $  101,416
Common shares issued for acquisition                                $  178,750         $2,921,008         $        -
Note incurred in conjunction with acquisition                       $        -         $        -         $  120,000
Conversion of convertible debt to common shares                     $        -         $3,333,664         $  803,271
Common share subscriptions sold                                     $   42,500         $        -         $        -
Capital lease obligations incurred                                  $        -         $  275,096         $        -

         For purposes of determining cash flows, we consider all temporary cash investments with an original maturity of three months or less to be cash and cash equivalents.

         New Accounting Pronouncements
         -----------------------------

         In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of FASB Statement No. 125. SFAS No. 140, effective after March 31, 2001 for reporting and disclosure proposes on fiscal years ending after December 15, 2000, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS 140 has not had a material effect on the financial condition or results of the Company.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 which supercedes both APB Option No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" provides financial accounting and reporting for business combinations. The Statement requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The adoption of SFAS No. 141 will not have a material effect on the financial condition or results of the Company as we have historically used the purchase method to account for all of our business combinations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 which supercedes APB Option No. 17, "Intangible Assets" provides financial accounting and reporting for acquired goodwill and other intangible assets. While SFAS 142 is effective for fiscal years beginning after December 15, 2001, early adoption is permitted for companies whose fiscal years begin after March 15, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of assets should be accounted for in financial statements upon their acquisition as well as after they have been initially recognized in the financial statements. While the Company is not yet required to adopt SFAS 142, it believes the adoption will not have a material effect on the financial condition or results of the Company unless at some future time it is determined that an impairment of its intangible assets exists.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" is applicable to all companies. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. While the Company is not yet required to adopt SFAS 143, it believes the adoption will not have a material effect on the financial condition or results of the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and amends ARB No. 51, "Consolidated Financial Statements," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of this Statement are generally to be applied prospectively. As of the date of this filing, the Company is still assessing the requirements of SFAS 144 and has not determined the impact the adoption will have on the financial condition or results of the Company.

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

         4.    PROPERTY AND EQUIPMENT, NET (at cost)

         Following is a summary of our property and equipment at July 31, 2000 and 2001:

                                                     Depreciable lives        July 31, 2000         July 31, 2001
                                                     -----------------        -------------         -------------
         Telecommunication equipment                    10-15 years              $7,995,560            $9,886,154
         Land and buildings                              10 years                   516,915               560,088
         Furniture and fixtures                          3-5 years                1,560,067             1,459,796
         Equipment under capital leases                  5-7 years                6,185,979             6,469,815
         Leasehold improvements                          1-5 years                  834,035               915,519
         Computer equipment                               3 years                 1,844,707             1,943,325
         Other                                           3-5 years                  456,007               549,181
                                                                            ---------------       ---------------
                                                                                 19,393,270            21,783,878
         Less: accumulated depreciation                                          (8,335,909)          (11,992,477)
                                                                            ---------------       ---------------
         Total - property and equipment, net                                    $11,057,361            $9,791,401
                                                                            ===============       ===============

         Depreciation and amortization expense as reported in our Consolidated Statements of Operations includes depreciation expense related to our capital leases. For the years ended July 31, 1999, 2000 and 2001, we recorded approximately $2,323,000, $3,605,000 and $3,832,000, respectively of depreciation expense related to our fixed assets. During fiscal 2000, the Company reviewed its depreciable lives among its telecommunication assets in Mexico and the U.S. and made a downward revision of the estimated lives of telecommunication assets in Mexico to conform with lives in the U.S. This change did not have a significant effect on the consolidated financial statements of the Company.

         5.    NOTES PAYABLE AND CONVERTIBLE DEBT

Notes payable are comprised of the following:

                                                            July 31, 2000     July 31, 2001
                                                            -------------     -------------
Notes payable to taxing entity, see terms below.                 $379,466          $361,089

Note payable to a related party, see terms below.                       -           250,000

Note payable to a company, see terms below.                             -            65,734

Note payable to a bank, see terms below.                           70,000                 -

Note payable to a bank, see terms below.                           41,739                 -

Note payable to a bank, see terms below.                           33,000                 -

Notes payable to various banks, see terms below.                   20,730                 -
                                                                 --------          --------
Total current notes payable                                      $544,935          $676,823
                                                                 ========          ========

         The Company, through its acquisition of Computel, assumed notes payables to a taxing entity for various past due taxes. The notes have interest rates ranging from 8% to 15%, with scheduled monthly principal and interest payments of approximately $19,224. The notes were originally scheduled to mature between July 1999 and July 2001 and are collaterized by the assets of Computel. The Company is in negotiations with the taxing entity to exchange certain assets for a partial reduction or total elimination of its indebtedness.

         In March 2001, the Company entered into a note payable with a related party, a director of ATSI, in the amount of $250,000, for a period of 90 days, renewable at the note holder's option. The note which accrues interest at a rate of 9.75% per annum payable monthly until the note is paid in full was extended in June 2001 and then again in September 2001.

         During December 2000, the Company, through one of its subsidiaries, assumed a note payable, to a company, of approximately $120,000 related to the acquisition of an Internet business. The note has an interest rate of approximately 1.4%, with scheduled monthly principal and interest payments of approximately $10,400. The note is scheduled to mature in November 2001.

          During January 1999, one of our subsidiaries entered into a note payable with a bank in the amount of $180,000 related to our acquisition of a computer software program known as "CuteFTP(TM)". (See Note 11). The note calls for principal payments of $5,000 per month for twelve months and $10,000 per month for the next twelve months. Interest accrues monthly at an interest rate of the Lender's "Prime Rate" plus 1%. During the year ended July 31, 2001, the note was paid off in full.

          During February 2000, one of our subsidiaries entered into a note payable with a bank, for working capital purposes, in the amount of $70,000. The note calls for principal plus interest payments of $6,142 per month for twelve months. The principal plus interest payments are subject to changes based on the Lender's "Prime Rate" plus 1%. During the year ended July 31, 2001, the note was paid off in full.

          During October 1999, one of our subsidiaries entered into a note payable with a bank, for working capital purposes, in the amount of $50,000. The note calls for principal payments of $1,000 per month for six months and $3,667 per month for the next twelve months. Interest accrues monthly at an interest rate of the Lender's "Prime Rate" plus 1%. During the year ended July 31, 2001, the note was paid off in full.

          The Company, through its acquisition of Computel, assumed notes payables to various banks in Mexico. The notes have interest rates ranging from 8% to 15%, with monthly principal and interest payments of approximately $3,000. The notes were originally scheduled to mature between October 1999 and December 2015 and are collaterized by the assets of Computel. During the year ended July 31, 1999, we, through Computel, exchanged certain assets collaterized by the notes for a reduction in our indebtedness. During the year ended July 31, 2001, the notes were paid off in full.

Convertible Debt
----------------

          In July 2000, we entered into a convertible note in the amount of $500,000, for working capital purposes. Interest accrues at a rate of 12% per annum and is payable upon maturity or conversion. The note originally matured October 31, 2000 but was extended throughout fiscal 2001 with the latest maturity July 31, 2001. Additionally, the note holder received 50,000 warrants to purchase shares of ATSI Communications, Inc. priced at 115% of market price on the date of note issuance. The warrants are exercisable for 3 years from the date of issuance. The fair value of the warrants was determined to be $4.22 per share and the Company assigned $211,000 to the value of the warrants in stockholder's equity. The Company recorded the $211,000 as debt discount and amortized the discount over the original term of the debt based on the effective interest rate. Effective July 31, 2001, the note holder elected to convert the outstanding principal and interest into common shares resulting in the issuance of approximately 1,600,000 shares. Additionally, the note holder was issued 800,000 warrants at an exercise price of $0.41 per share. The warrants are exercisable for 3 years from the date of issuance. The value of the warrants was determined to be approximately $243,000 which the Company recognized as additional interest expense.

         6.    LEASES

         Operating Leases
         ----------------

          We lease office space, furniture, equipment and network capacity under noncancelable operating leases and certain month-to-month leases. During fiscal 1999, 2000 and 2001, we also leased certain equipment under capital leasing arrangements. Rental expense under operating leases for the years ended July 31, 1999, 2000 and 2001, was $2,952,710, $4,713,240 and $4,480,510, respectively.
Future minimum lease payments under the noncancelable operating leases at July 31, 2001 are as follows:

                     2002                                     $ 2,540,478
                     2003                                         553,839
                     2004                                         546,605
                     2005                                         546,605
                     2006                                         462,149
                     Thereafter                                   885,786
                                                               ----------
                     Total minimum lease payments              $5,535,462
                                                               ==========

         Capital Leases
         --------------

         Future minimum lease payments under the capital leases together with the present value of the net minimum lease payments at July 31, 2001 are as follows:

                   2002                                        $5,738,706
                   2003                                            80,565
                   2004                                            50,151
                                                               ----------
                   Total minimum lease payments                 5,869,422
                   Less: Amount representing taxes                 (1,959)
                                                               ----------
                   Net minimum lease payments                   5,867,463
                   Less: Amount representing interest            (805,747)
                                                               ----------
                   Present value of minimum lease payments     $5,061,716
                                                               ==========

     In April 1997, we, through ATSI-Mexico, secured a capital lease facility with IBM de Mexico to purchase intelligent pay telephones for installation in Mexico. The capital lease facility of approximately $1.725 million has allowed us to install U.S. standard intelligent pay telephones in various Mexican markets. In April 1998, we, through ATSI-Mexico, secured an additional capital lease facility with IBM de Mexico for approximately $2.9 million to increase network capacity and to fund the purchase and installation of public telephones in Mexico. In May 1999, we restructured our capital lease obligation with IBM de Mexico by extending the payment of our total obligation. The restructured lease facility called for monthly payments of principal and interest of approximately $108,000 beginning in July 1999 and extending through June 2003. In October 2000, we restructured our capital lease obligation to increase the monthly payments during calendar year 2001 from approximately $108,000 to approximately $159,000 per month. Interest continues to accrue at the rate of approximately 13% per year, with the facility scheduled to be paid off in June 2003. The obligation outstanding under said facility at July 31, 2000 and July 31, 2001 was approximately $3,120,000 and $3,009,840, respectively.

As of October 29, 2001, we had not yet made payments totaling approximately $743,305. Per the terms of our agreement with IBM de Mexico they have the right to call all of the outstanding capital lease facility should we be in arrears with our monthly payments. While IBM has not called the capital lease facility as of October 29, 2001 the Company has reclassified the entire facility to current liabilities as of July 31, 2001. An additional provision of the agreement allows IBM to charge us interest calculated on the principal balance outstanding should our payments be in arrears. While IBM has historically calculated interest only on the payments that are late, the Company has accrued additional interest expense of approximately $312,460 at July 31, 2001 in accordance with the agreement.

         In December 1998, we ordered a DMS 250/300 International gateway switch from Northern Telecom, Inc. at a cost of approximately $1.8 million. As of July 31, 1999, we entered into a capital lease transaction with NTFC Capital Corporation, ("NTFC") to finance the switch and an additional approximate $200,000 of equipment over a five and a half-year period with payments deferred for six months. Quarterly payments approximate $141,000 and the capital lease has an interest rate of approximately 12%. The lease facility requires that we meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, EBITDA results and debt to equity ratios. As of July 31, 2001, we are not in compliance with the financial covenants related to revenues, gross margins and EBITDA results, although we are current with our payments. As in previous quarters we have requested a waiver for the non-compliance of the financial covenants and are actively working to restructure the covenants. While we have received waivers from NTFC in the past and do not anticipate that NTFC will call the lease facility, the lease facility provides for that right. Accordingly, we have classified the entire capital lease in our accompanying consolidated balance sheet as a current liability. The obligation outstanding under said facility at July 31, 2000 and July 31, 2001 was approximately $ 2,039,000 and $1,697,000, respectively.

         We secured a capital lease for approximately $500,000 in December 1998 for the purchase of Asynchronous Transfer Mode ("ATM") equipment from Network Equipment Technologies ("N.E.T"). The capital lease is for thirty-six months with monthly payments of approximately $16,000 a month. The obligation outstanding under said facility at July 31, 2000 and July 31, 2001 was approximately $306,000 and $128,395, respectively.

         Our capital leases have interest rates ranging from 11% to 14%. Annual interest expense under our capital leases was $451,478, $736,252 and $1,028,177, respectively, for the years ending July 31, 1999, 2000 and 2001.

         7.    DEFERRED REVENUE

         We record deferred revenue related to the private network services provided. Customers may be required to advance cash to us prior to service commencement to partially cover the cost of equipment and related installation costs. Any cash received prior to the actual commencement of services is recorded as deferred revenue until services are provided by us, at which time we recognize the service commencement revenue. At July 31, 2000 and July 31, 2001 we had approximately $167,000 and $119,000 of deferred revenues outstanding, respectively.

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

         During the year ended July 31, 2001, we issued 11,953,734 common shares. Of this total, 244,999 shares were issued for approximately $102,000 of net cash through the exercise of 244,999 warrants and options, 1,758,663 shares were issued for approximately $832,000 of net cash through the investment option of our Series E Preferred Stock holder, 8,180,379 shares were issued as a result of the conversion of preferred shares, 1,600,000 shares were issued as a result of the conversion of convertible debt and 169,693 shares were issued for services rendered to us. The shares issued for services rendered have not been registered by us, nor do we have any obligation to register such shares.

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

         No dividends were paid on our common stock during the years ended July 31, 1999, 2000 and 2001.

         The shareholders of ATSI-Canada approved the creation of a class of preferred stock at our annual shareholders meeting on May 21, 1997. Effective June 25, 1997, the class of preferred stock was authorized under the Ontario Business Corporations Act. According to our amended Articles of Incorporation, our board of directors may issue, in series, an unlimited number of preferred shares, without par value. No preferred shares have been issued as of July 31, 2001.

         Pursuant to ATSI's Certificate of Incorporation, our board of directors may issue, in series, an unlimited number of preferred shares, with a par value of $0.001. In March and April 1999, we issued a total of 24,145 shares of Series A Preferred Stock for cash proceeds of approximately $2.4 million and in July 1999 we issued 2,000 shares of Series B Preferred Stock for cash proceeds of approximately $2.0 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum payable quarterly, while the Series B Preferred Stock accrues cumulative dividends at the rate of 6% per annum. During the first and second quarter of fiscal 2000, the holder elected to convert all 2000 shares of its Series B Preferred Stock and accumulated dividends into shares of common stock resulting in the issuance of approximately 2,625,214 shares of common stock. Additionally, the holders of the aforementioned Series A Preferred Stock elected to convert all of their outstanding preferred shares and accumulated dividends into shares of common stock resulting in the issuance of approximately 3,616,231 shares of common stock.

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

         In December 1999 and February 2000, we issued 14,370 shares (two issuances of 10,000 shares and 4,370 shares) and 10,000 shares, respectively, of Series A Preferred Stock for cash proceeds of approximately $1.4 million and $1.0 million, respectively. In the first and second quarters of fiscal 2001, the holder of the 10,000 shares issued in February 2000 elected to convert all their shares and accumulated dividends of approximately $66,000 into shares of common stock resulting in the issuance of 576,633 shares of common stock. In the third quarter of fiscal 2001, the holder of the 10,000 shares issued in December 1999 elected to convert all their shares and accumulated dividends of approximately $125,000 into shares of common stock resulting in the issuance of 1,458,955 shares of common stock. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum payable quarterly. As of July 31, 2001, 4,370 shares of Series A Preferred Stock remain outstanding for which we have accrued approximately $67,371 for dividends.

         In February 2000, we also issued 3,000 shares of Series D Preferred Stock for cash proceeds of approximately $3.0 million. The Series D Preferred Stock accrues cumulative dividends at the rate of 6% per annum payable quarterly. During the second quarter of fiscal 2001, the holder elected to convert 1,358 shares and accumulated dividends of approximately $73,000 into shares of common stock resulting in the issuance of 3,946,464 shares of common stock. As of July 31, 2001, 1,642 shares of Series D Preferred Stock remain outstanding, for which we have accrued approximately $141,000 for dividends.

         In October 2000, we issued 2,500 shares of Series E Preferred Stock and warrants to purchase 909,091 shares of common stock for cash proceeds of approximately $2.5 million. Subject to the completion of certain conditions, we may issue an additional 7,500 shares of Series E Preferred Stock and warrants to purchase 2,727,273 shares of common stock for cash proceeds of approximately $7.5 million. The Series E Preferred Stock does not accrue dividends. In addition, we are obligated to issue 175,000 warrants as a finder's fee to an entity that introduced us to the equity fund at an exercise price of $1.72 per warrant. These warrants expire October 2004. The fair value of the warrants was determined to be $1.27 per warrant and we assigned approximately $868,000 of the proceeds to warrants outstanding in stockholders' equity. The warrants contain a reset provision which call for the exercise price to be reset in October 2001, should the closing bid price on AMEX for the ten days preceding the reset date be lower than the original exercise price. In the third and fourth quarter of fiscal 2001, the holder converted 1,010 of the shares outstanding and accumulated interest into common stock resulting in the issuance of 2,198,329 shares of common stock. In accordance with the terms of the Investment Option of the Series E Preferred Stock, the holder purchased an additional 1,758,663 shares of common stock for $832,415. Additionally, the holder of the Company's Series E Preferred Stock purchased an additional 2,000 shares of its Series E Preferred Stock for cash proceeds of $2,000,000. In accordance with the terms of the agreement, we issued an additional 727,273 warrants. As of July 31, 2001, 3,490 shares of Series E Preferred Stock remain outstanding.

         In March 2001, we issued 8,175 shares of Series F Preferred Stock for cash proceeds of $817,500 and 1,035 shares for services rendered, 535 of which specifically related to the Series F private placement. The Series F Preferred Stock accrues cumulative dividends at the rate of 15% per annum. As of July 31, 2001 we have accrued approximately $57,563 for dividends.

         In June 2001, we issued 6,500 shares of Series G Preferred Stock for cash proceeds of $650,000. The Series G Preferred Stock accrues cumulative dividends at the rate of 15% per annum. As of July 31, 2001 we have accrued approximately $16,250 for dividends.

         The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) trading days preceding the Date of Closing (the "Initial Conversion Price"). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. As these conversion features are considered a "beneficial conversion feature" to the holder, we allocated approximately $3.6 million of the approximate $5.0 million in proceeds to additional paid-in capital as a discount to be amortized over various periods ranging from ninety days to a twelve month period.
During fiscal year 2001 the remaining beneficial conversion feature was fully amortized. The Series A Preferred Stock is callable and redeemable by us at 100% of its face value, plus any accumulated, unpaid dividends at our option any time after the Common Stock of ATSI has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as we do not call the Preferred Stock prior to the first anniversary date of the Date of Closing.

         The terms of our Series B Preferred Stock allowed for the conversion of the preferred shares and any accumulated, unpaid dividends to be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 78% of the five lowest closing bid prices on the ten days preceding conversion. As this conversion feature is considered a "beneficial conversion feature" to the holder, we allocated approximately $1.1 million, of the $2.4 million in proceeds to additional paid-in capital as a discount to be amortized over a three-month period. The entire beneficial conversion feature was fully amortized during fiscal year 2000.

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

         The Series E Preferred Stock may be converted into Common Stock for up to three years at the lesser of a) the market price - defined as the average of the closing bid price for the five lowest of the ten trading days prior to conversion or b) the fixed conversion price - defined as 120% of the lesser of the average closing bid price for the ten days prior to closing or the October 12, 2000 closing bid price. Consistent with the accounting for our Series A, Series B, Series C and Series D Preferred Stock, this is considered a "beneficial conversion feature" to the holder. Of the approximate $1.5 million of proceeds assigned to the first issuance of Series E Preferred Stock approximately $802,000 was allocated to additional paid-in capital as a discount to be amortized over the lesser of the period most beneficial to the holder or upon exercise of the conversion feature. The discount was amortized in its entirety during the quarter. In accordance with the agreement, the conversion price was reset on February 11, 2001 to the then defined "market price". The reset of the conversion price resulted in additional "beneficial conversion feature" of approximately $188,000, which was allocated to additional paid-in capital as a discount and recognized during fiscal 2001. No beneficial conversion expense was required to be recognized related to the second and third issuance of Series E Preferred Stock.

         The Series F Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year (the "Anniversary Date") from the Date of Closing at a conversion price of $0.54. On each Anniversary Date up to and including the second Anniversary Date, the Conversion Price on any unconverted Preferred Stock plus any accumulated, unpaid dividends will be reset to be equal to the average closing price of the stock for the five (5) preceding trading days. The initial beneficial conversion feature, which represents the difference between the Initial Conversion Price and the market price on the Commitment Date, is $247,991, which the Company recognized in March 2001 as preferred dividends. In addition, we issued 852,778 warrants at a price of 133% of the original conversion price. The warrants are exercisable for a period of three years from the Date of Closing.

         The Series G Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year (the "Anniversary Date") from the Date of Closing at a conversion price of $0.44. On each Anniversary Date up to and including the second Anniversary Date, the Conversion Price on any unconverted Preferred Stock plus any accumulated, unpaid dividends will be reset to be equal to 85% of the Market Price on the first Anniversary Date and at all times from and after the second Anniversary Date, the Conversion Price shall equal 85% of the Market Price on the second Anniversary Date. The initial beneficial conversion feature, which represents the difference between the Initial Conversion Price and the market price on the Commitment Date, is $479,576, which we amortized during the fourth quarter of fiscal 2001. In addition, we issued 738,636 warrants at a price of 133% of the original conversion price. The warrants are exercisable for a period of three years from the Date of Closing.

         The terms of our Series A, Series B, Series C, Series D, Series E, Series F and Series G preferred stock restrict us from declaring and paying dividends on our common stock until such time as all outstanding dividends have been fulfilled related to the preferred stock.

         The terms of our Series D Preferred Stock allow for mandatory redemption by the holder upon certain conditions. The Series D Preferred Stock allows the holder to elect redemption upon the change of control of ATSI at 120% of the sum of $1,300 per share and accrued and unpaid dividends. Additionally, the holder may elect redemption at $1,270 per share plus accrued and unpaid dividends if we refuse to honor conversion notice or if a third party challenges conversion.

         The terms of our Series E Preferred Stock allow for mandatory redemption by the holder upon certain conditions. The Series E Preferred Stock allows the holder to elect redemption at $1,250 per share plus 6% per annum if:
1) ATSI refuses conversion notice, 2) an effective registration statement was not obtained by prior to March 11, 2001, 3) bankruptcy proceedings are initiated against the Company, 4) The Secretaria de Comunicaciones y Transportes of the SCT limits or terminates the scope of the concession or, 5) if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX.

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

         The Series G Preferred Stock is callable and redeemable by us at 100% of its face value, plus any accumulated, unpaid dividends at our option any time after our Common Stock has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as we do not call the Preferred Stock prior to the first anniversary date of the Date of Closing.

         The outstanding Series A, Series D, Series E, Series F and Series G preferred stock have liquidation preference prior to common stock and ratably with each other.

         In May 2000, the Board of Directors of our subsidiary, GlobalSCAPE, Inc. amended their certificate of incorporation to increase the number of authorized shares of capital stock which they had the authority to issue to 50,000,000 shares consisting of 40,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share. The Board of Directors also declared a 7.6 for 1 stock split of the outstanding shares of the issued and outstanding common stock. The effect of the split was to increase the outstanding shares from 1,700,000 shares to 12,920,000. On September 12, 2000, we completed the distribution of a portion of our ownership in our wholly owned subsidiary GlobalSCAPE to our shareholders. The distribution was part of a previously announced plan to distribute or spin-off a portion of our ownership in GlobalSCAPE contemporaneously with a public offering of GlobalSCAPE, in order to raise funds for GlobalSCAPE's growth and ATSI's general corporate purposes. GlobalSCAPE and ATSI decided not to make a public offering of GlobalSCAPE common stock contemporaneously with the distribution in light of current market conditions. We distributed approximately 3,444,833 of our 12,920,000 shares to our shareholders. The distribution represented approximately 27% of our ownership. The distribution did not generate any proceeds to ATSI or GlobalSCAPE and resulted in approximately $300,000 of expense to GlobalSCAPE for legal and accounting fees, printing and distribution costs. Subsequent to September 2000, ATSI has accounted for the approximate 27% owned by other shareholders through Minority Interest on both its Consolidated Balance Sheet and Income Statement.

         9.    STOCK PURCHASE WARRANTS AND STOCK OPTIONS

         During the year ended July 31, 2001, certain shareholders and holders of convertible debt were issued warrants to purchase shares of common stock at exercise prices ranging from $0.41 to $1.72 per share. Following is a summary of warrant activity from August 1, 1998 through July 31, 2001:

                                                              Year Ending July 31,
                                              ---------------------------------------------------
                                                   1999              2000              2001
                                              ---------------- ----------------  ----------------
Warrants outstanding, beginning                     7,562,168         4,203,925           681,045
Warrants issued                                       933,387           601,045         4,332,781
Warrants expired                                   (2,386,470)          (80,000)                -
Warrants exercised                                 (1,905,160)       (4,043,925)                -
                                               --------------   ---------------  ----------------
Warrants outstanding, ending                        4,203,925           681,045         5,013,826
                                               --------------   ---------------  ----------------

Warrants outstanding at July 31, 2001 expire as follows:

         Number of Warrants      Exercise Price         Expiration Date
         ------------------      --------------         ---------------
              150,000                $4.37                February 22, 2002
               30,000                $3.09                    March 9, 2002
              175,000                $7.17                   March 31, 2003
              100,000                $6.00                    July 21, 2003
               50,000                $5.46                    July 25, 2003
                5,000                $1.72                 November 1, 2003
               75,000                $1.06                November 16, 2003
              852,778                $0.72                   March 23, 2004
              738,636                $0.58                    June 11, 2004
               50,000                $1.25                     July 2, 2004
              800,000                $0.41                    July 31, 2004
               20,000                $1.19               September 24, 2004
              909,091                $1.72                 October 11, 2004
              181,819                $1.72                 October 11, 2004
              545,457                $1.72                 October 11, 2004
               50,000                $1.72                 October 11, 2004
              175,000                $1.72                 October 11, 2004
              106,045                $0.94                 December 8, 2004

         On February 10, 1997, the board of directors granted a total of 4,488,000 options to purchase Common Shares to directors and employees of ATSI under the 1997 Stock Option Plan. Certain grants were considered vested based on past service as of February 10, 1997. The 1997 Stock Option Plan was approved by a vote of the stockholders at our Annual Meeting of Shareholders on May 21, 1997.

          In September 1998, our board of directors adopted the 1998 Stock Option Plan. Under the 1998 Stock Option Plan, options to purchase up to 2,000,000 shares of common stock may be granted to employees, directors and certain other persons. The 1997 and 1998 Stock Option Plans are intended to permit us to retain and attract qualified individuals who will contribute to our overall success. The exercise price of all of the options is equal to the market price of the shares of common stock as of the date of grant. The options vest pursuant to the individual stock option agreements, usually 33 percent per year beginning one year from the grant date with unexercised options expiring ten years after the date of the grant. During the years ending July 31, 1999, 2000 and 2001, the board of directors granted a total of 1,942,300, 155,000 and 117,500 options, respectively, to purchase common stock to directors and employees of ATSI under the 1998 Stock Option Plan.

         In December 2000, our board of directors adopted the 2000 Incentive Stock Option Plan. Under the 2000 Incentive Stock Option Plan, options to purchase up to 9,800,000 shares of common stock may be granted to employees, directors and certain other persons. Like the 1997 and 1998 Stock Option Plans, the 2000 Incentive Stock Option Plan is intended to permit us to retain and attract qualified individuals who will contribute to our overall success. The exercise price of all of the options is equal to the market price of the shares of common stock as of the date of grant. The options vest pursuant to the individual stock option agreements, usually 33 percent per year beginning one year from the grant date with unexercised options expiring ten years after the date of the grant. The 2000 Incentive Stock Option Plan was approved by a vote of the stockholders at our Annual Meeting of Shareholders on February 7, 2001. On May 7, 2001, the board of directors granted a total of 1,864,000 options to purchase common stock to employees of ATSI. In August 2001, the board approved the granting of an additional 3,050,000 in options to directors, officers and employees of ATSI.

         A summary of the status of our 1997, 1998 and 2000 Stock Option Plans for the years ended July 31, 1999, 2000 and 2001 and changes during the periods are presented below:

                                                                 Years Ended July 31,
                                -------------------------------------------------------------------------------------
    1997 Stock
    Option Plan                            1999                            2000                        2001
                                                Weighted                        Weighted                     Weighted
                                                 Average                         Average                      Average
                                                Exercise                        Exercise                     Exercise
                                 Shares          Price            Shares         Price           Shares       Price
                                -------------------------------------------------------------------------------------
    Outstanding, beginning
    of year                       4,655,333       $0.74            4,222,667     $0.75            312,003     $1.59
    Granted                               -         -                      -        -                   -         -
    Exercised                     (298,000)       $0.58           (3,907,331)    $0.66            (13,000)    $0.58
    Forfeited                     (134,666)       $0.71               (3,333)    $0.58            (97,001)    $2.15
                                  ---------       -----           ----------     -----           --------     -----
    Outstanding, end of year
                                  4,222,667       $0.75              312,003     $1.59            202,002     $1.87
                                  =========       =====           ==========     =====           ========     =====
    Options exercisable at
    end of year

                                  3,271,333       $0.60              171,667     $1.55            202,002     $1.87
                                  =========       =====           ==========     =====           ========     =====
    Weighted average fair
    value of options
    granted during the year
                                                    N/A                            N/A                          N/A
                                                  =====                            ===                        =====

     See Note 16 for a discussion of options exercised in the year ending July 31, 2000 in connection with a note arrangement with certain officers of the Company.

                                                                 Years Ended July 31,
                                --------------------------------------------------------------------------------------------
    1998 Stock
    Option Plan                            1999                           2000                          2001
                                --------------------------------------------------------------------------------------------
                                                Weighted                        Weighted                          Weighted
                                                 Average                        Average                            Average
                                                Exercise                        Exercise                          Exercise
                                 Shares          Price                  Shares   Price          Shares             Price
                                ---------------------------------------------------------------------------------------------
    Outstanding,
    beginning of year                     -           -            1,881,800     $0.63            1,379,211        $0.70
    Granted                       1,942,300       $0.65              155,000     $2.57              117,500        $0.90
    Exercised                             -           -             (525,255)    $0.57             (231,999)       $0.55
    Forfeited                       (60,500)      $0.78             (132,334)    $0.69             (237,872)       $0.84
                                  ---------       -----            ---------     -----            ---------        -----

    Outstanding, end of year      1,881,800       $0.63            1,379,211     $0.70            1,026,840        $0.91
                                  =========       =====            =========     =====            =========        =====
    Options exercisable at
    end of year                           -           -               85,499     $0.60              417,043        $0.83
                                                                   =========     =====            =========        =====
    Weighted average fair
    value of options
    granted during the year                       $0.65                          $1.92                             $0.87
                                                  =====                          =====                             =====


                                                    Year Ended July 31,
                                               ---------------------------
    2000 Stock Option Plan                                2001
                                               ---------------------------
                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                   Shares           Price
                                               --------------------------
    Outstanding, beginning of year                           -      $   -
    Granted                                          1,864,000      $0.56
    Exercised                                                -      $   -
    Forfeited                                                -      $   -
                                                     ---------      -----
    Outstanding, end of year                         1,864,000      $0.56
                                                     =========      =====

    Options exercisable at end of year                       -        N/A
                                                                    =====
    Weighted average fair value of options
    granted during the year                                         $0.55
                                                                    =====

         The weighted average remaining contractual life of the stock options outstanding at July 31, 2001 is approximately 5.5 years for options granted under the 1997 Stock Option Plan, approximately 7 years for options granted under the 1998 Stock Option Plan and approximately 9 years for options granted under the 2000 Incentive Stock Option Plan.

         In January 1998, the Board of Directors of our subsidiary, GlobalSCAPE, Inc. approved the 1998 Stock Option Plan (the Plan) for officers, other employees, directors and consultants of GlobalSCAPE. Under the terms of the Plan, up to 728,571 shares of GlobalSCAPE's common stock may be granted in the form of incentive stock options or non-qualified stock options, awarded, or sold to officers, other employees, directors and consultants. GlobalSCAPE awarded approximately 384,499 options under the Plan, all but 6,000 of which were subsequently cancelled and re-issued in fiscal 2001. Of the 378,499 options re-issued, approximately 339,999 were re-issued at terms equal to those of the original grant. The remaining 38,500 were re-issued in accordance with the terms of the 7.6 to 1 split in GlobalSCAPE's outstanding shares resulting in the issuance of 292,600 options. An additional 808,571 options were granted to settle a dispute with a GlobalSCAPE employee as to whether their options were subject to the terms of the 7.6 to 1 split. As of January 15, 2001, no additional grants could be issued under the 1998 Plan.

         In May 2000, the Board of Directors of our subsidiary, GlobalSCAPE approved the 2000 stock option plan (the "Plan") for key employees, non-employee directors, and advisors of GlobalSCAPE. Under the terms of the Plan, up to 3,660,000 shares of GlobalSCAPE's common stock may be granted in the form of incentive stock options or non-qualified stock options. The maximum aggregate number of shares of common stock which may be granted to any optionee during the term of the Plan shall not exceed 2,000,000. The Plan provides that the purchase price per share for incentive stock options and non-qualified stock options shall not be less than the fair market value of the common stock on the date of grant. The maximum term for an option granted is ten years from the date of grant. During fiscal 2001, GlobalSCAPE issued approximately 2,076,000 options under its 2000 Plan, of which 65,500 options were forfeited prior to July 31, 2001. As of July 31, 2001, GlobalSCAPE has 3,435,480 options outstanding under its 1998 and 2000 Stock Option Plans.

         A summary of the status of GlobalSCAPE's 1998 and 2000 Stock Option Plans for the years ended July 31, 2001 and changes during the period are presented below:

                                                      Year Ended July 31,
                                               -------------------------------
    1998 Stock Option Plan                                2001
                                               -------------------------------
                                                                    Weighted
                                                                    Average
                                                     Shares         Exercise
                                                                    Price
    Outstanding, beginning of year                           -      $   -
    Granted                                          1,441,170      $0.03
    Exercised                                           16,190      $0.10
    Forfeited                                                -      $   -
                                                     ---------      -----
    Outstanding, end of year                         1,424,980      $0.03
                                                     =========      =====
    Options exercisable at end of year
                                                             -        N/A
                                                     =========      =====
    Weighted average fair value of options
    granted during the year                                         $0.46
                                                                    =====

                                                     Year Ended July 31,
                                               -------------------------------
    2000 Stock Option Plan                                  2001
                                               -------------------------------
                                                                Weighted
                                                                Average
                                               Shares           Exercise

    Outstanding, beginning of year                           -      $   -
    Granted                                          2,076,000      $0.64
    Exercised                                                -      $   -
    Forfeited                                          (65,500)     $0.46
                                                     ---------
    Outstanding, end of year                         2,010,500      $0.65
                                                     =========      =====

    Options exercisable at end of year                       -        N/A
                                                     =========      =====
    Weighted average fair value of options
    granted during the year                                         $0.46
                                                                    =====

         In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). We adopted SFAS 123 effective August 1, 1996, and have elected to remain with the accounting prescribed by APB 25.

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

         As of July 31, 2000 we had $119,449 of deferred compensation expense related to options granted, all of which were expensed as compensation expense by July 31, 2001. Our subsidiary, GlobalSCAPE incurred both compensation expense and deferred compensation expense related to the granting of options during fiscal 2001 at less than the intrinsic value resulting in total compensation costs of approximately $661,000 during the year, all but $12,416 of which was expensed during the year. At July 31, 2001, we had $12,416 of deferred compensation expense related to options granted by GlobalSCAPE.

         Because we have elected to remain with the accounting prescribed by APB 25, no compensation cost has been recognized for our fixed stock option plans based on SFAS 123. Had compensation cost for our stock-based compensation plans been determined on the fair value of the grant dates for awards under the fixed stock option plans consistent with the method of SFAS 123, our net loss (in thousands) and loss per share would have been increased to the pro forma amounts indicated below:

                                                       Year Ended July 31,
                                    -----------------------------------------------------
                                          1999           2000            2001
                                          ----           ----            ----
Net loss to common shareholders
-------------------------------
As reported                                 ($7,591)       ($17,138)       ($12,784)
Pro forma                                   ($8,046)       ($17,657)       ($13,393)
Basic and diluted loss per share
--------------------------------
As reported                                  ($0.16)         ($0.30)         ($0.18)
Pro forma                                    ($0.17)         ($0.31)         ($0.19)

       The fair value of the option grant is estimated based on the date of grant using an option pricing model with the following assumptions used for the grants in 1999, 2000 and 2001: Dividend yield of 0.0%, expected volatility of 62%, between 104% - 141% and between 136% - 156%, (depending on the time of grant) respectively, risk-free interest rate of 6.50%, 6.25% and 5.45%, respectively, and an expected life of ten years. The fair value of these options is being amortized over the three-year vesting period of the options.

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

       Subsequent to December 31, 1999 and December 31, 2000, the Company made matching contributions of approximately $9,600 and $17,600, respectively. No discretionary contribution was made for the Plan Years 1999 and 2000.

       11.    ACQUISITIONS

       In January 1999, GlobalSCAPE acquired the rights to the source code of a computer software program known as "CuteFTP(TM)". Prior to January 1999, it had been the distributor of this software under an exclusive distribution agreement executed in June 1996 with the software's author. They acquired the rights to CuteFTP(TM) in exchange for cash payments totaling approximately $190,000 in January and February 1999 and an additional $756,000 to be paid in twelve monthly installments.

       In July 2000, we acquired Grupo Intelcom, S.A. de C.V., a Mexican company, which owned a long distance license issued by the Mexican government. The terms of the agreement called for us to purchase 100% of the stock of Grupo Intelcom from Alfonso Torres Roqueni (a 51% stockholder) and COMSAT Mexico, S.A. de C.V., (a 49% stockholder) for a total purchase price of approximately $4,176,000 consisting of $755,000 in cash, $500,000 in the form of a note payable, which was paid off prior to July 31, 2000, 400,000 shares of our common stock valued at approximately $2.5 million and 100,000 warrants exercisable at $6.00 for a period of three years and valued at approximately $440,000. The agreement also provided for an additional payment should the value of ATSI's stock be lower than $5.00 on the first anniversary date. Subsequent to year-end, the Company renegotiated the reset provisions of the original agreement resulting in: 1) a cash liability of approximately $457,000 payable to Mr. Torres, 2) payment of ATSI common stock equivalent to $457,000 to be issued, 3) 100,000 warrants at an exercise price of $0.32 to be issued and 4) an extension of the original reset provision to the second anniversary date in July 2002. On the second anniversary date, ATSI will be required to pay cash equal to the difference between $5.00 and the then current closing price times 200,000 shares. As of July 31, 2001, we have accrued in current liabilities a payable to Mr. Torres for the cash payment of $457,000.

       In December 2000, one of our subsidiaries acquired an Internet business for a total purchase price of approximately $170,000 consisting of approximately $50,000 in cash and approximately $120,000 in the form of a note payable, which is scheduled to be paid off in November 2001.

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

                                                                 As of and for the years ending
                                                   -----------------------------------------------------------
                                                      July 31, 1999       July 31, 2000       July 31, 2001
U.S. Telco
--------------------------------------------------------------------------------------------------------------
External revenues                                          $25,519,967         $27,359,003        $28,919,017
Intercompany revenues                                      $ 1,951,656         $ 2,617,760        $ 1,421,718
                                                           -----------         -----------        -----------
Total revenues                                             $27,471,623         $29,976,763        $30,340,735
                                                           ===========         ===========        ===========

EBITDA                                                     ($1,785,694)        ($4,680,052)       ($3,299,828)

Operating loss                                             ($3,782,919)        ($6,912,446)       ($5,305,353)

Net loss                                                   ($4,405,213)        ($7,353,641)       ($5,441,767)

Total assets                                               $11,229,863         $12,555,903        $15,843,600

Mexico Telco
--------------------------------------------------------------------------------------------------------------
External revenues                                          $ 6,355,936         $ 6,941,761        $ 6,980,474
Intercompany revenues                                      $ 3,901,246         $ 2,427,907        $ 1,886,150
                                                           -----------         -----------        -----------
Total revenues                                             $10,257,182         $ 9,369,668        $ 8,866,624
                                                           ===========         ===========        ===========

EBITDA                                                     ($1,050,963)          ($473,752)       ($1,685,101)

Operating loss                                             ($2,098,527)        ($2,528,919)       ($3,331,643)

Net loss                                                   ($2,437,230)        ($3,295,340)       ($4,065,094)

Total assets                                               $11,778,300          $9,808,068        $ 8,097,154

Internet e-commerce
--------------------------------------------------------------------------------------------------------------
External revenues                                          $ 2,642,376         $ 5,128,096        $ 5,444,887
Intercompany revenues                                                -                   -                  -
Total revenues                                             $ 2,642,376         $ 5,128,096        $ 5,444,887
                                                           ===========         ===========        ===========

EBITDA                                                     $ 1,052,015         $ 2,007,993          ($224,455)

Operating income (loss)                                      $873,832          $1,623,067          ($738,151)

Net income (loss)                                            $854,068          $1,570,857          ($835,700)

Total assets                                               $1,222,238          $2,245,590         $1,591,250

Other
------------------------------------------------------------------------------------------------------------
External revenues                                                   -                   -                  -
Intercompany revenues                                     ($5,852,902)        ($5,045,667)       ($3,307,868)
                                                          ------------        -----------        -----------
Total revenues                                            ($5,852,902)        ($5,045,667)       ($3,307,868)
                                                          ===========         ===========        ===========

EBITDA                                                        ($7,000)            ($5,000)          ($12,402)

Operating loss                                               ($31,900)           ($13,385)         ($280,667)

Net loss                                                  ($1,602,709)        ($8,059,143)       ($2,442,198)

Total assets                                                 ($76,108)         $2,284,389        ($2,168,940)

Total

------------------------------------------------------------------------------------------------------------
External revenues                                         $34,518,279         $39,428,860        $41,344,378
Intercompany revenues                                               -                   -                  -
                                                          -----------         -----------        -----------
Total revenues                                            $34,518,279         $39,428,860        $41,344,378
                                                          ===========         ===========        ===========

EBITDA                                                    ($1,791,642)        ($3,150,811)       ($5,221,786)

Depreciation and Amortization                             ($3,247,872)        ($4,680,872)       ($4,434,028)

Operating loss                                            ($5,039,514)        ($7,831,683)       ($9,655,814)

Net loss to common shareholders                           ($7,591,084)       ($17,137,267)      ($12,784,759)

Total assets                                              $24,154,293         $26,893,950        $23,363,064

         13.      INCOME TAXES

         Income (loss) before income taxes was ($6,736,000), ($10,053,000) and ($10,575,000) for the years ended July 31, 1999, 2000 and 2001.

         The provision for income taxes for the years ended July 31, 1999, 2000 and 2001 was $0, $0 and $223,000, respectively. The $223,000 for the year ended July 31, 2001 consists of approximately $64,000 of current state taxes and approximately $159,000 of current foreign taxes.

         As of July 31, 2001, the Company had U.S. Federal net operating loss
(NOL) carryforwards of $19,401,000 with expiration dates ranging from 2009 through 2021.

         The availability of the NOL carryforwards to reduce U.S. federal taxable income is subject to various limitations in the event of an ownership change as defined in Section 382 of the Internal Revenue Code of 1986 (the "Code"). We experienced a change in ownership in excess of 50% as defined in the Code, during the year ended July 31, 1998. This change in ownership limits the annual utilization of NOL under the code to $1,284,000 per year, but does not impact our ability to utilize our NOL's because the annual limitation under the Code would allow full utilization within the statutory carryforward period.

     The Company has established a valuation allowance of approximately $5,741,000 and $7,324,000 as of July 31, 2000 and 2001, respectively, which represent the total of net deferred taxes which may be deferred in future periods. The realization of net deferred tax assets recorded as of July 31, 2001 is dependent upon the Company's ability to generate future taxable income. Although realization is not assured, the Company believes it is more likely than not that the net deferred tax assets will be realized.

     The Company's effective tax rate differs from the statutory rate as the tax benefits have not been recorded on the losses incurred for the years ended July 31, 1999, 2000 and 2001.

     14. COMMITMENTS AND CONTINGENCIES

     During the year ended July 31, 2001, two of our officers entered into employment agreements with ATSI-Delaware, for periods of one year unless terminated earlier in accordance with the terms of the respective agreements. The annual base salary under such agreements range from $100,000 to $115,000 per annum, and is subject to increase within the discretion of the Board. In addition, each of these officers is eligible to receive a bonus in such amount as may be determined by the Board of directors from time to time. Bonuses may not exceed 50% of the executive's base salary in any fiscal year. No bonuses were paid during fiscal 2001.

     During the year ended July 31, 2001, an additional officer entered into an employment agreement for a period of one year (with an automatic one-year extension) unless terminated earlier in accordance with the terms of agreement. The annual base salary under such agreement may not be less than $190,000 and subject to increase within the discretion of the Board. In addition, the officer is eligible to receive a bonus in such amount as may be determined by the Board of directors from time to time. Bonuses may not exceed 100% of the executive's base salary in any fiscal year. No such bonuses were awarded for fiscal 2001.

     Subsequent to July 31, 2001, we entered into an employment agreement with an additional officer for a period of one year (with an automatic one-year extension) unless terminated earlier in accordance with the terms of agreement. The annual base salary under such agreement may not be less than $185,000 and subject to increase within the discretion of the Board. In addition, the officer is eligible to receive a bonus in such amount as may be determined by the Board of directors from time to time. Bonuses may not exceed 100% of the executive's base salary in any fiscal year.

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

     During the years ended July 31, 1999, 2000 and 2001, our carrier services business had two customers whose aggregated revenues approximated 10%, 40% and 54%, respectively, of our total revenues. Individually, both customers generated revenues greater than 10% during the year ended July 31, 2001.

     16. RELATED PARTY TRANSACTIONS

     In February 2000, our board of directors approved a plan to lend approximately $1.5 million, at a market interest rate, in the aggregate to certain key executive officers to allow them to exercise approximately 2,250,000 of their vested options. The executive officers who borrowed under the plan must adhere to the following conditions: 1) they must contribute 10% in cash of the amount borrowed; 2) the stock obtained with the exercises must be escrowed under a twelve month standstill agreement or until such time as the note is paid; and
3) any derivative equity obtained from the stock's ownership must be escrowed for a six-month period. As of April 30, 2000, we have loaned approximately $1.1 million to key executive officers allowing them to exercise vested options. We recognized the transaction by recording a note receivable for each executive officer. As of July 31, 2000, the note receivable balance was approximately $1.1 million. During fiscal 2001, the board of directors modified the agreements by extending them for an additional year and changing them to non-recourse notes. Accounting treatment for non-recourse notes is consistent with the treatment for options outstanding so we have reversed the notes receivable recorded in fiscal 2000. The shares, underlying the notes, continue to be held by the Company, and are not accessible to the officers until the associated principal and interest is paid. Accordingly, the shares are not included in our shares outstanding for fiscal 2001.

     In March 1999, we renewed an agreement with an international consulting firm, of which ATSI-Delaware director Carlos K. Kauachi is president, for international business development support. Under the terms of the agreement, we paid the consulting firm $6,000 per month for a period of twelve months. Upon expiration, the agreement was extended on a month-to-month basis until July 2000 when it was terminated. As of July 31, 2001, we have a payable of approximately $35,500 outstanding.

     During fiscal 2000 and fiscal 2001, we contracted with two companies for billing and administrative services related to carrier services we provide. The companies, which are owned by Tomas Revesz, an ATSI-Delaware director, were paid approximately $160,000 and $77,361 for their services during fiscal 2000 and 2001. The monthly fees are capped by the agreement at $18,500 per month. As of July 31, 2001, the payable due these companies was $77,438. Additionally, the Company has a note payable due Mr. Revesz in the amount of $250,000 as detailed in Note 5.

     We have entered into a month-to-month agreement with Technology Impact Partners, a consulting firm of which Company director Richard C. Benkendorf is principal and owner. Under the agreement, Technology Impact Partners provides us with various services that include strategic planning, business development and financial advisory services. Under the terms of the agreement, we pay the consulting firm $3,750 per month plus expenses. In November 2000 the agreement was modified and the Company is now billed solely for expenses. At July 31, 2000 and July 31, 2001, we had a payable to Technology Impact Partners of approximately $112,000 and approximately $115,000, respectively.

     On August 1, 2000 we entered into a consulting agreement with Charles R. Poole, former President and Chief Operating Officer of ATSI-Delaware, to perform certain consulting services for the period beginning August 1, 2000 and ending December 31, 2000 in the amount of approximately $10,583 per month.

     17. LEGAL PROCEEDINGS

     In March 2001, ATSI-Texas was sued by Comdisco for breach of contract for failing to pay lease amounts due under a lease agreement for telecommunications equipment. Comdisco claims that the total amount loaned pursuant to the lease was $926,185 and that the lease terms called for 36 months of lease payments. Comdisco is claiming that ATSI only paid thirty months of lease payments. ATSI disputes that the amount loaned was $926,185 since we only received $375,386 in financing. We have paid over $473,000 in lease payments and, thus, believe that we have satisfied our obligation under the lease terms. Although Comdisco has since filed for bankruptcy protection, we are still in the midst of litigation. We believe that we have a justifiable basis for our position in the litigation and that we will be able to resolve the dispute without a material adverse effect on our financial condition.

     In July 2001, we were notified by the Dallas Appraisal District that our administrative appeal of the appraisal of our office in the Dallas InfoMart was denied. The property was appraised at approximately $6 million. The property involved includes our Nortel DMS 250/300 switch, which was purchased for approximately $1.8 million, associated telecommunications equipment and office furniture and computers. In September 2001, ATSI filed an appeal in Dallas County Court. While this appeal will likely be settled, we believe the possible impact will not have an adverse effect on our results of operations.

     In 1999 ATSI filed a Demand for Arbitration seeking damages for breach of contract from Twister Communications. Twister had previously filed a Demand for Arbitration against ATSI, but has since filed for bankruptcy and has not pursued any discovery in this matter. We have filed a creditor's claim in the bankruptcy proceeding but it is unlikely that we will be able to recover any value from Twister. Additionally, there has been no activity in the arbitration matter for over eighteen months and it is unlikely that Twister will be able to pursue this matter.

     On June 16, 1999, our subsidiary, ATSI Texas initiated a lawsuit in District Court, Bexar County, Texas against PrimeTEC International, Inc., Mike Moehle and Vartec Telecom, Inc. claiming misrepresentation and breach of conduct. Under an agreement signed in late 1998,

PrimeTEC was to provide quality fiber optic capacity in January 1999. Mike Moehle is PrimeTEC's former president who negotiated the fiber lease and Vartec is PrimeTEC's parent, which was to provide the fiber capacity. The delivery of the route in early 1999 was a significant component of our operational and sales goal for the year and the failure of our vendor to provide the capacity led to our negotiating an alternative agreement with Bestel, S.A. de C.V. at a higher cost. In November 2000, ATSI -Texas settled its lawsuit against PrimeTEC and Vartec. The settlement called for a cash payment to ATSI of $500,000 and an additional $500,000 in services purchased from ATSI by Vartec. The services were provided during a period of approximately four months. Vartec has continued as a customer of ATSI after finishing the settlement period.

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

     18. QUARTERLY FINANCIAL DATA
            (unaudited) - in thousands -except per share information

                                Quarter ended      Quarter ended       Quarter ended        Quarter ended
     Fiscal 2000                  10/31/99            01/31/00             04/30/00             07/31/00
     -----------                  --------            --------             --------             --------
Operating revenues                 $ 9,463            $ 10,688              $ 9,524              $ 9,754
Cost of services                     6,526               7,104                6,723                6,445
Gross margin                         2,937               3,584                2,801                3,309
SG&A                                 3,374               3,252                3,755                4,503
EBITDA                                (557)                239           m   (1,126)              (1,707)
Net loss                           ($1,947)            ($1,812)             ($2,612)             ($3,682)
Net loss to common
shareholders                       ($3,207)            ($2,603)             ($7,295)             ($4,033)
Net loss per share                  ($0.05)             ($0.05)              ($0.12)              ($0.06)

                                Quarter ended      Quarter ended       Quarter ended        Quarter ended
     Fiscal 2001                  10/31/00            01/31/01             04/30/01             07/31/01
     -----------                  --------            --------             --------             --------
Operating revenues                 $ 7,499             $ 8,050             $ 11,468             $ 14,327
Cost of services                     5,528               5,417                7,619                9,975
Gross margin                         1,971               2,633                3,849                4,352
SG&A                                 5,221               4,057                4,498                4,010
EBITDA                              (3,301)             (1,503)                (688)                 270
Net loss                           ($4,684)            ($2,401)             ($1,829)             ($1,638)
Net loss to common
shareholders                       ($5,571)            ($2,634)             ($2,304)             ($2,275)
Net loss per share                  ($0.05)             ($0.04)              ($0.03)              ($0.03)

         19.      SUBSEQUENT EVENTS

         In September 2001, the holder of the Series E Preferred Stock converted 350 of the 3,490 shares outstanding and accumulated interest into common stock resulting in the issuance of 1,177,498 shares of common stock. In accordance with the terms of the Investment Option of the Series E Preferred Stock, the holder purchased an additional 493,422 shares of common stock for $150,000.

         On October 16, 2001 ATSI obtained bankruptcy court approval to purchase Telscape's Houston-based Teleport assets for $50,000. The assets are being sold as part of a court-supervised sale in the bankruptcy proceedings of Telscape. Closing is expected to occur within the first half of November. The assets to be purchased include Telscape's Houston-based satellite and telecommunications equipment, its multinational customer base and accounts receivable. The purchase does not include any of Telscape's assets owned by foreign subsidiaries or affiliates. Telscape's Trustee and ATSI's management had previously entered into an Interim Operating Agreement that allowed ATSI to manage the satellite operations pending ATSI's purchase of the assets. The Interim Operating Agreement also received the Bankruptcy Court's approval.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement of the 2001 Annual Meeting of Stockholders.

ITEM 11.   EXECUTIVE COMPENSATION

The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements
     Index to Financial Statements appears on Page 43.

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

4.18 Promissory Note issued to Four Holdings, Ltd. dated October 17, 1997 (Exhibit 4.7 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.19 Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated February 22, 2000 (Exhibit 4.5 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.20 Certificate of Designation, Preferences and Rights of 6% Series D Cumulative Convertible Preferred Stock (Exhibit 4.6 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.21 Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated February 22, 2000 (Exhibit 4.7 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.22 Common Stock Purchase Warrant issued to Corporate Capital Management LLC by ATSI dated February 22, 2000 (Exhibit 4.8 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.23 Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated February 22, 2000 (Exhibit 4.9 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.24 Securities Purchase Agreement between ATSI and RGC International Investors, LDC dated October 11, 2000 (Exhibit 10.1 to Form 8-K filed October 18, 2000)

4.25 Certificate of Designation, Preferences and Rights of 6% Series E Cumulative Convertible Preferred Stock (Exhibit 10.2 to Form 8-K filed October 18, 2000)

4.26 Certificate of Correction of Certificate of Designation, Preferences and Rights of 6% Series E Cumulative Convertible Preferred Stock (Exhibit 10.3 to Form 8-K filed October 18, 2000)

4.27 2/nd/ Certificate of Correction of Certificate of Designation, Preferences and Rights of 6% Series E Cumulative Convertible Preferred Stock (Exhibit 10.4 to Form 8-K filed October 18, 2000)

4.28 Registration Rights Agreement between ATSI and RGC International Investors, LDC dated October 11, 2000 (Exhibit 10.5 to Form 8-K filed October 18, 2000)

4.29 Stock Purchase Warrant between ATSI and RGC International Investors, LDC dated October 11, 2000 (Exhibit 10.6 to Form 8-K filed October 18,
         2000)

4.30 Certificate of Designation, Preferences and Rights of 15% Series F Cumulative Convertible Preferred Stock (Exhibit 4.30 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.31 Securities Purchase Agreement between ATSI and "Buyers" dated March 21, 2001(Exhibit 4.31 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.32 Stock Purchase Warrant between ATSI and "Buyers" dated March 23, 2001 (Exhibit 4.32 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.33 Certificate of Designation, Preferences and Rights of 15% Series G Cumulative Convertible Preferred Stock (Exhibit 4.33 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.34 Securities Purchase Agreement between ATSI and "Buyers"dated March 21, 2001(Exhibit 4.34 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001

4.35 Stock Purchase Warrant between ATSI and "Buyers" dated March 21, 2001 (Exhibit 4.35 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

10.1 Agreement with SATMEX (Agreement #095-1) (Exhibit 10.31 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007))

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

10.8 Agreement between IBM de Mexico and ATSI-Mexico (Exhibit 10.8 to Annual Report on Form 10-K for year ended July 31, 2001 filed November 14,
         2000)

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

11 Statement of Computation of Per Share Earnings (Exhibit 11 to Annual Report on Form 10-K for year ended July 31, 2001 filed October 30,2001)

22 Subsidiaries of ATSI (Exhibit 22 to Annual Report on Form 10-K for year ended July 31, 2000 filed October 30, 2001)

23 Consent of Arthur Andersen LLP) (Exhibit to this Annual Report on Form 10-K for year ended July 31, 2001 filed October 30, 2001)

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

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, in San Antonio, Texas on October 30, 2001.

                     AMERICAN TELESOURCE INTERNATIONAL, INC.

                            By:  /s/ Arthur L. Smith
                                 -------------------
                                 Arthur L. Smith
                                 Chief Executive Officer

                            By:  /s/ H. Douglas Saathoff
                                 -----------------------
                                 Douglas Saathoff
                                 Senior Executive Vice President and Chief
                                 Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on October 30, 2001.

               Signature                                 Title
               ---------                                 -----

         /s/ ARTHUR L. SMITH                     Chairman of the Board,
         -------------------                     Chief Executive Officer,
                                                 Director
                                                 (Principal Executive Officer)


         /s/ H. DOUGLAS SAATHOFF                 Chief Financial Officer and
         -----------------------                 Senior Executive Vice President
                                                 (Principal Accounting and
                                                 Finance Officer)

         /s/ RICHARD C. BENKENDORF               Director
         -------------------------

         /s/ JOHN R. FLEMING                     Director
         -------------------

         /s/ CARLOS K. KAUACHI                   Director
         -----------------------

         /s/ MURRAY R. NYE                       Director
         -----------------

         /s/ TOMAS REVESZ                        Director
         ------------------

         /s/ STEPHEN M. WAGNER                   Director,  Chief Operating
         ---------------------                   Officer