Form 10-Q
period 2001-10-31
ATSI COMMUNICATIONS INC/DE
filed 2001-12-21
CIK 1014052

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
ACT OF 1934
For the quarterly period ended October 31, 2001

                                       or
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

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

--------------------------------------------------------------------------------
      The number of shares outstanding of the registrant's common stock at
                        December 17, 2001 was 80,110,590
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2001

                                      INDEX

Part I.   FINANCIAL INFORMATION
                                                                                                            Page
                                                                                                            ----
Item 1.  Interim Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets as of July 31, 2001 and October 31, 2001............................     3
         Consolidated Statements of Operations for the Three Months Ended October 31, 2000
          and 2001.......................................................................................     4
         Consolidated Statements of Comprehensive Loss for the Three Months Ended
         October 31, 2000 and 2001.......................................................................     5
         Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2000
          and 2001.......................................................................................     6
         Notes to Consolidated Financial Statements .....................................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..........    11

Part II. OTHER INFORMATION

Item 2.  Change in Securities and Use of Proceeds.......................................................     18

Item 6.  Exhibits and Reports on Form 8-K...............................................................     18

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                                               July 31,        October 31,
                                                                                                2001              2001
                                                                                           ---------------  ---------------
                                                                                                              (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                                 $          103   $          339
 Accounts receivable, net of allowance of $ 92 and $ 115, respectively                              2,667            2,080
 Inventory                                                                                             75               97
 Prepaid expenses and other assets                                                                    786              858
                                                                                           --------------   --------------
     Total current assets                                                                           3,631            3,374
                                                                                           --------------   --------------

PROPERTY AND EQUIPMENT (At cost):                                                                  21,784           21,745
 Less - Accumulated depreciation and amortization                                                 (11,993)         (12,858)
                                                                                           --------------   ---------------
     Net property and equipment                                                                     9,791            8,887
                                                                                           --------------   --------------

OTHER ASSETS, net
 Goodwill, net                                                                                      4,856            4,816
 Concession license, net                                                                            4,208            4,153
 Trademarks, net                                                                                      390              345
 Other assets                                                                                         487              491
                                                                                           --------------   --------------
     Total assets                                                                          $       23,363   $       22,066
                                                                                           ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                          $        4,714   $        5,062
 Accrued liabilities                                                                                2,528            3,198
 Current portion of notes payable                                                                     677              628
 Current portion of obligations under capital leases                                                4,938            4,792
 Deferred revenue                                                                                     119              155
                                                                                           --------------   --------------
     Total current liabilities                                                                     12,976           13,835
                                                                                           --------------   --------------

LONG-TERM LIABILITIES:
 Obligations under capital leases, less current portion                                               123              101
 Other long-term liabilities                                                                          128              132
                                                                                           --------------   --------------
                                                                                                      251              233
                                                                                           --------------   --------------

MINORITY INTEREST                                                                                     351              351

COMMITMENTS AND CONTINGENCIES:

REDEEMABLE PREFERRED STOCK
 Series D Cumulative Preferred Stock, 3,000 shares authorized, 1,642 shares issued and
  outstanding at July 31, 2001 and October 31, 2001, respectively                                   1,302            1,327
 Series E Cumulative Preferred Stock, 10,000 shares authorized, 3,490 shares issued and
  outstanding at July 31, 2001, 3,140 shares issued and outstanding at October 31, 2001             2,227            1,907

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized,
  Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 4,370 shares
  issued and outstanding at July 31, 2001 and October 31, 2001, respectively                            -                -
  Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized, 9,210 shares
  issued and outstanding at July 31, 2001 and October 31, 2001, respectively                            -                -
  Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized, 6,500 shares
  issued and outstanding at July 31, 2001 and October 31, 2001, respectively                            -                -
 Common stock, $0.001 par value, 200,000,000 shares authorized, 77,329,379 issued and outstanding at July 31, 2001
  80,088,090 issued and outstanding at October 31, 2001                                                77               80
 Additional paid in capital                                                                        58,105           58,565
 Accumulated deficit                                                                              (52,503)         (54,776)
 Warrants outstanding                                                                               1,835            1,835
 Deferred compensation                                                                                (12)               -
 Other comprehensive loss                                                                          (1,246)          (1,291)
                                                                                           --------------   ---------------
     Total stockholders' equity                                                                     6,256            4,413
                                                                                           --------------   ---------------

     Total liabilities and stockholders' equity                                            $       23,363   $       22,066
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

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (unaudited)

                                                         Three months ended October 31,
                                                  ---------------------------------------------
                                                          2000                    2001
                                                  ---------------------   ---------------------
OPERATING REVENUES:
  Telco services

      Carrier services                                          $3,645                  $8,975
      Network services                                             707                     664
      Retail services                                            1,725                   1,725
  Internet e-commerce                                            1,422                   1,239
                                                  --------------------    --------------------

     Total operating revenues                                    7,499                  12,603
                                                  --------------------    --------------------

OPERATING EXPENSES:
  Cost of services                                               5,528                   9,182
  Selling, general and administrative                            5,221                   3,831
  Bad debt expense                                                  51                      26
  Depreciation and amortization                                  1,150                   1,126
                                                  --------------------    --------------------

     Total operating expenses                                   11,950                  14,165
                                                  --------------------    --------------------

Operating loss                                                  (4,451)                 (1,562)

OTHER INCOME(EXPENSE):
  Interest income                                                   28                      18
  Other income (expense), net                                      197                     (33)
  Interest expense                                                (433)                   (524)
                                                  --------------------    --------------------

     Total other income (expense)                                 (208)                   (539)
                                                  --------------------    --------------------

LOSS BEFORE INCOME TAX EXPENSE                                  (4,659)                 (2,101)

INCOME TAX EXPENSE                                                  66                      27

MINORITY INTEREST INCOME                                            41                       -

NET LOSS                                                       ($4,684)                ($2,128)

LESS: PREFERRED DIVIDENDS                                         (887)                   (145)
                                                  --------------------    --------------------

NET LOSS TO COMMON STOCKHOLDERS                                ($5,571)                ($2,273)
                                                  ====================    ====================

BASIC AND DILUTED LOSS PER SHARE                                ($0.08)                 ($0.03)
                                                  ====================    ====================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                           67,703                  78,086
                                                  ====================    ====================

        The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (unaudited)

                                                         For the three months ended October 31,
                                                     ------------------------------------------------
                                                            2000                         2001
                                                     -------------------          -------------------
Net loss to common stockholders                                 ($5,571)                     ($2,273)

     Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                      ($40)                        ($45)
                                                     -------------------          -------------------

Comprehensive loss to common stockholders                       ($5,611)                     ($2,318)
                                                     ===================          ===================


        The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                      Three months ended October 31,
                                                               ---------------------------------------------
                                                                       2000                    2001
                                                               ---------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  ($4,684)                ($2,128)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                            1,150                   1,126
     Amortization of debt discount                                              122                       -
     Deferred compensation                                                      181                      12
     Minority interest                                                          (39)                      -
     Provision for losses on accounts receivable                                 51                      26
     Changes in operating assets and liabilities
       Decrease in accounts receivable                                          902                     559
       Increase in other assets, current and long-term                         (185)                    (89)
       Increase in accounts payable                                           1,389                     509
       Increase in accrued liabilities                                          466                     442
       Increase (Decrease) in deferred revenue                                   (7)                     36
                                                               --------------------    --------------------
Net cash (used in) provided by operating activities                            (654)                    493
                                                               --------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (296)                   (148)
                                                               --------------------    --------------------
Net cash used in investing activities                                          (296)                   (148)
                                                               --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                               315                      11
   Decrease from advanced funding arrangements                                   66                       -
   Payments on debt                                                            (358)                    (43)
   Capital lease payments                                                      (211)                   (169)
   Proceeds from issuance of preferred stock, net
    of issuance costs                                                         2,306                      (8)
   Proceeds from issuance of common stock, net
    of issuance costs                                                            81                     100
                                                               --------------------    --------------------
Net cash provided by (used in) financing activities                           2,199                    (109)
                                                               --------------------    --------------------

Net increase in cash                                                          1,249                     236

Cash, beginning of period                                                     1,550                     103
                                                               --------------------    --------------------

Cash, end of period                                                          $2,799                  $  339
                                                               ====================    ====================


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

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

     1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the following subsidiaries: ATSI-Delaware, ATSI-Canada, ATSI-Texas, ATSI-Mexico, ATSI-COM, Computel, ATSI de CentroAmerica, Telespan, Sinfra and a majority ownership in GlobalSCAPE have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries ("ATSI" or "the Company") as of July 31, 2001 and October 31, 2001, the results of their operations for the three months ended October 31, 2000 and 2001, comprehensive loss for the three months ended October 31, 2000 and 2001, and cash flows for the three months ended October 31, 2000 and 2001. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 2001 included in the Company's annual report on Form 10-K filed with the SEC on October 30, 2001. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which supercedes APB Option No. 17, "Intangible Assets" provides financial accounting and reporting for acquired goodwill and other intangible assets. While SFAS 142 is effective for fiscal years beginning after December 15, 2001, early adoption is permitted for companies whose fiscal years begin after March 15, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of assets should be accounted for in financial statements upon their acquisition as well as after they have been initially recognized in the financial statements. While the Company is not yet required to adopt SFAS 142, it believes the adoption will not have a material effect on the financial condition or results of the Company unless at some future time it is determined that an impairment of its intangible assets exists.

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

     2. FUTURE OPERATIONS

     The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to October 31, 2001, the Company has incurred cumulative net losses of approximately $54.8 million. Further, the Company has a working capital deficit of approximately $10.5 million at October 31, 2001. We have limited capital resources available to us, and these resources may not be available to support our ongoing operations until such time as we are able to continuously generate positive cash flows from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

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

     3. ACQUISITIONS

     In October 2001, the Company completed the purchase of Telscape's Houston-based Teleport assets for approximately $50,000 in cash, plus associated professional fees. The assets purchased include Telscape's Houston-based satellite and telecommunications equipment, its multinational customer base and accounts receivable. The purchase does not include any of Telscape's assets owned by foreign subsidiaries or affiliates. We are in the process of integrating these new assets, which involves billing customers and re-deploying some of the equipment to its existing operations.

     4. PREFERRED STOCK

     In September 2001, the holder of the Series E Preferred Stock converted 350 of the 3,490 shares outstanding and accumulated interest into common stock resulting in the issuance of 1,177,498 shares of common stock. In accordance with the terms of the Investment Option of the Series E Preferred Stock, the holder purchased an additional 493,422 shares of common stock for $150,000.

     5. SEGMENT REPORTING

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. In an attempt to identify our reportable operating segments, we considered a number of factors or criteria. These criteria included segmenting based upon geographic boundaries only, segmenting based on the products and services provided, segmenting based on legal entity and segmenting by business focus. Based on these criteria we have determined that we have three reportable operating segments: (1) U.S. Telco; (2) Mexico Telco; and (3) Internet e-commerce. Our Internet e-commerce subsidiary, GlobalSCAPE, Inc. and its operations can be differentiated from the telecommunication focus of the rest of ATSI. Additionally, we believe that our U.S. and Mexican subsidiaries should be separate segments even though many of the products are borderless. Both the U.S. Telco and Mexican Telco segments include revenues generated from Retail Services and Network Services. Our Carrier Services revenues, generated as a part of our U.S. Telco segment, are the only revenues not currently generated by both the U.S. Telco and Mexico Telco segments. We have included the operations of ATSI-Canada, ATSI-Delaware and all businesses falling below the reporting threshold in the "Other" segment. The "Other" segment also includes intercompany eliminations.

     We have used earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) in our segment reporting as it is the chief measure of profit or loss used in assessing the performance of each of our segments.

                                                                      For the three months ended
                                                                    October 31,         October 31,
                                                                       2000                2001
          U.S. Telco
          ------------------------------------------------------------------------------------------
          External revenues                                        $  4,451,269       $ 9,477,354
          Intercompany revenues                                    $    528,510       $   146,183
                                                                   ------------       -----------
                           Total revenues                          $  4,979,779       $ 9,623,537
                                                                   ============       ===========

          Earnings (loss) before interest, taxes, depreciation and
          amortization (EBITDA)                                     ($2,723,916)        ($269,883)

          Operating loss                                            ($3,312,190)        ($706,541)

          Net loss                                                  ($3,399,965)        ($797,526)

          Total assets                                             $ 16,319,304       $17,065,392

         Mexico Telco

         --------------------------------------------------------------------------------
         External revenues                                  $  1,625,901     $  1,886,740
         Intercompany revenues                              $    507,246     $    456,191
                                                            ------------     ------------
                             Total revenues                 $  2,133,147     $  2,342,931
                                                            ============     ============

         EBITDA                                            ($    543,831)   ($    305,166)

         Operating loss                                    ($    985,117)   ($    852,658)

         Net loss                                          ($  1,161,156)   ($  1,336,263)

         Total assets                                       $ 15,570,474     $ 12,271,247

         Internet e-commerce
         --------------------------------------------------------------------------------
         External revenues                                  $  1,421,833     $  1,238,805
         Intercompany revenues                                         -                -
                                                            ------------     ------------
                             Total revenues                 $  1,421,833     $  1,238,805
                                                            ============     ============

         EBITDA                                            ($     33,020)    $    138,583

         Operating loss                                    ($    153,005)   ($      2,741)

         Net loss                                          ($    231,534)   ($        124)

         Total assets                                       $  1,983,960     $  1,562,338

         Other
         ---------------------------------------------------------------------------------
         External revenues                                             -                -
         Intercompany revenues                             ($  1,035,756)   ($    602,374)
                                                            ------------     -------------
                             Total revenues                ($  1,035,756)   ($    602,374)
                                                            ============     =============

         EBITDA                                                        -                -

         Operating loss                                                -                -

         Net income (loss)                                  $    109,028     $      5,800

         Total assets                                      ($  7,175,434)   ($  8,833,441)

         Total
         --------------------------------------------------------------------------------
         External revenues                                  $  7,499,003     $ 12,602,899
         Intercompany revenues                                         -                -
                                                            ------------     ------------
                             Total revenues                 $  7,499,003     $ 12,602,899
                                                            ============     ============

         EBITDA                                            ($  3,300,767)   ($    436,466)

         Depreciation and Amortization                     ($  1,149,545)   ($  1,125,474)

                 Operating loss                              ($4,450,312)     ($1,561,940)

                 Net loss                                    ($4,683,627)     ($2,128,113)

                 Total assets                               $ 26,698,304    $  22,065,536

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SPECIAL NOTE: Certain Statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Securities Act.

     The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three months ended October 31, 2000 and 2001. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in the annual report on Form 10-K filed with the SEC on October 30, 2001.

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

     Additionally, we have determined that our U.S. and Mexican subsidiaries should be reported as separate segments although many of our products are borderless and utilize the operations of entities in both the U.S. and Mexico. Both the U.S. Telco and Mexico Telco segments include revenues generated from Network Services and Retail Services. All of the carrier services revenues are recorded in the U.S. Telco segment. GlobalSCAPE, Inc. and its operations are accounted for exclusively as a part of the Internet e-commerce operating segment.

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of October 31, 2001. Additionally, we have had recurring negative cash flows from operations with the exception of the quarters ended January 31, 1998 and October 31, 2001. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we expect improved results of operations and liquidity in fiscal 2002. However, we cannot assure you that this will be the case.

Results of Operations

     The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the three-month periods ended October 31, 2000 and 2001.

                                                                     Three Months Ended October 31,
                                                                      2000                     2001
                                                                      ----                     ----
                                                           $               %               $             %
                                                    -------------     -----------    -------------   --------
              Operating revenues
              ------------------
              Telco services
                  Carrier services                        $3,645             49%           $8,975         71%
                  Network services                           707              9%              664          5%
                  Retail services                          1,725             23%            1,725         14%
              Internet e-commerce                          1,422             19%            1,239         10%
                                                    ------------      ----------     ------------    -------

              Total operating revenues                     7,499            100%           12,603        100%

              Cost of services                             5,528             74%            9,182         73%
                                                    ------------      ----------     ------------    -------

              Gross Margin                                 1,971             26%            3,421         27%

              Selling, general and administrative
              expense                                      5,221             69%            3,831         30%

              Bad debt expense                                51              1%               26          0%

              Depreciation and amortization                1,150             15%            1,126          9%
                                                    ------------      ----------     ------------    -------

              Operating loss                             (4,451)           (59%)          (1,562)       (12%)

              Other, net                                   (208)            (3%)            (539)        (5%)
                                                    -----------       ---------       ----------    -------

              Loss before income tax expense             (4,659)           (62%)          (2,101)       (17%)

              Income tax expense                            (66)            (1%)             (27)         0%

              Minority interest                              41              1%                -          0%

              Net loss                                   (4,684)           (62%)          (2,128)       (17%)

              Less: preferred stock dividends              (887)           (12%)            (145)        (1%)
                                                    -----------       --------        ----------    -------

              Net loss                                  ($5,571)           (74%)         ($2,273)       (18%)
                                                    ===========       ========        ==========    =======


Three Months ended October 31, 2001 Compared to Three Months ended October 31, 2000

     Operating Revenues. Consolidated operating revenues increased 68% between periods from $7.5 million for the first quarter ended 2000 to $12.6 million for the first quarter ended 2001. In response to the increasing demand for its services, the Company began adding capacity to both its switch and its network backbone in October 2001. The Company will also need to increase its terminating capacity with third party carriers to process traffic outside of its own network backbone in Mexico. Because some of these third party carriers experienced network problems during August 2001, total revenues for the quarter ending October 31, 2001 were not as high as the quarter ending July 31, 2001. However, monthly revenues for both September and October 2001 returned to the same levels experienced during the quarter ended July 31, 2001 resulting in the second highest quarter of revenues in our history.

     Telco revenues (all revenues other than e-commerce) increased from $6.1 million to $11.4 million while e-commerce revenues generated by GlobalSCAPE declined by approximately $183,000 between periods.

     Carrier services revenues increased approximately $5.3 million, or 146% from the quarter ended October 2000 to the quarter ended October 2001. As a result of the Company's effort to add capacity, the units transported via our network more than doubled from approximately 45.4 million units during the quarter ended October 2000 to approximately 93.6 million units during the quarter ended October 2001. Additionally, our average price per unit increased approximately $0.02 between periods.

     Network services slightly declined by approximately $43,000 or 6% between periods. Our 800- service business declined between periods by approximately $41,000. The decline is attributed to decreased volume of units transported via our network. Units transported declined from 1.5 million to 1.2 million, period to period. Our private network services remained relatively flat between periods.

     Retail services revenues were also relatively flat between periods. Our integrated prepaid revenues within Mexico increased approximately $206,000 between periods, but this increase was offset by the continuing decline in postpaid, primarily operated-assisted service revenues. Our Mexico operations made strides to become more competitive in the products it offered and evaluated its core business to strategically relocate communication centers to concentrated areas where growth would be realized. As a result, our revenues improved between periods. As for the declining operated-assisted services, management does not expect postpaid revenues to contribute significantly to the Company's operating results in fiscal 2002.

     Our Internet e-commerce services decreased approximately $183,000, or 13% between periods. The expected elimination of advertising revenue accounted for approximately $124,000, or 78% of the decline. As for the remaining decline, it was attributed to an approximate 30% decline in CuteFTP site license sales between periods. This decline, however, was partially offset by the sales of a desktop web-site creation and management tool, and the introduction of CuteFTP Pro. Additionally, other product sales, such as CuteHTML, CuteMAP, and CuteZIP, increased between periods to contribute to the offset.

     Cost of Services. Cost of services declined slightly as a percentage of revenue from 74% to 73%, period to period. Cost of services for e-commerce slightly increased from 3% for the period ended October 2000 to 7% for the period ended October 2001. This increase was a result of royalty expense being recognized related to the distribution agreement with Trellix Corporation announced on June 6, 2001. Cost of services as a percentage of revenues on the Company's telco business decreased from 90% to 80% between quarters. During the first half of fiscal 2001, the variable cost associated with our carrier services product was a much higher percentage of revenues. In response to this trend, management focused its efforts on improving carrier services margins. Two key responses were the installation of Nortel Passport equipment, which allowed us to increase the capacity of our packet-switching network backbone, and the addition of alternate carriers of our traffic in Mexico, which allowed us to lower our cost per unit for international traffic. Each alternate carrier offers additional capacity to the Company, as well as lower variable costs of transporting traffic into areas into which they have their own proprietary network. As a result of the reductions in cost, improvement in the average price per unit, and the improvements realized from the installation of the Nortel Passport equipment, the Company recognized higher carrier service gross margins during the quarter ended October 2001 than the quarter ended October 2000.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $1.4 million, or 27% between periods. SG&A expenses associated with our e-commerce subsidiary decreased approximately $378,000, or 28% between periods due to the decline in expenses related to reduced professional and printing fees associated with the filing of the Form 10 in September 2000. Additionally, during the quarter ended October 2000, our e-commerce subsidiary recognized approximately $152,000 of compensation expense related to the granting of stock options as compared to approximately $12,000 during the quarter ended October 2001. SG&A expenses associated with our U.S. and Mexico telco segments decreased approximately 26% or $1.0 million between periods. This improvement resulted from management's efforts to cut excess spending by each department. Also, during the quarter ended October 2000, telco operations recognized significant expenses related to severance packages, professional fees associated with the Genesis transaction, and strategic research services.

     Bad Debt Expense. Bad Debt Expense declined by approximately 49% or $25,000 between periods due to the decline in the Company's postpaid call services business between quarters.

         Depreciation and Amortization. Depreciation and amortization slightly decreased by approximately 2% or $24,000 between periods.

         Operating Loss. The Company's operating loss improved significantly by approximately 65% or $2.9 million from the first quarter of fiscal 2001, primarily due to increased revenues, improved gross margins on the Company's core business, and reductions in selling, general and administrative expenses.

         Other Income(expense). Other expense increased approximately 159% or $331,000 between quarters from $208,000 to $539,000 primarily due to two factors. First, during the quarter ended October 2000, the Company recognized a gain related to the extinguishment of a liability for approximately $184,000. Secondly, during the quarter ended October 2001, the Company recognized approximately $41,000 in losses related to foreign currency transactions associated with our carrier business.

         Preferred Stock Dividends. During the quarter ended October 2001, we recorded approximately $145,000 of non-cash dividends related to our cumulative convertible preferred stock. This compares favorably to the approximately $275,000 of non-cash dividends and approximately $612,000 of beneficial conversion feature expense recognized during the quarter ended October 2000.

         Net loss to Common Stockholders. The net loss for the quarter ended October 2001 improved by approximately $3.3 million to $2.3 million from the $5.6 million net loss for the quarter ended October 2000. The improvement was due primarily to a significant increase in revenues, which improved our gross margin dollars. Additionally, the reduction in selling, general and administrative expenses improved our net loss to stockholders between quarters.

Liquidity and Capital Resources

         During the quarter ended October 31, 2001, we generated positive cash flows from operations of approximately $493,000. The Company was able to generate this positive cash flow from operations by reducing the net loss incurred during the period, shortening the cash conversion cycle of customer receivables, and working with vendors related to payments. As a result, the Company had the ability to operate with minimal assistance from private equity placements or issuances of debt.

         For the quarter ended October 31, 2001, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation, provision for losses on accounts receivable and minority interest), we had a net loss of approximately $964,000. Management of the operating assets and liabilities, which consist mainly of collections on accounts receivable and payments made on outstanding payables and accrued liabilities, produced positive cash flows of approximately $1.5 million, resulting in positive operating cash flows for the period of $493,000. By generating positive cash flows during the quarter ended October 31, 2001, we improved over the quarter ended October 31, 2000 by approximately $1.1 million, or 175% in operating cash flows. Due primarily to the positive operating cash flows produced during the first quarter of fiscal 2002, our net loss, after adjustments for non-cash items, significantly improved over the quarter ended October 31, 2000, when our net loss, after adjustments for non-cash items, was $3.2 million.

         Although we were able to produce positive cash flows from operations during the quarter ended October 31, 2001, we must produce positive cash flows on a recurring basis, and reduce or eliminate our working capital deficit. Until that time, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service our debt requirements, or to purchase equipment to be used in the growth of our business. Should our available funds not be sufficient to pay vendors and suppliers, to service debt requirements and purchase equipment, we will need to continue to raise additional capital. As noted in the risk factors of the Form 10-K filed with the SEC on October 30, 2001, we have not always paid all of our suppliers on time. Some of these suppliers are critical to our operations. These suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future.

         During the quarter ended October 31, 2001, the Company acquired approximately $148,000 in equipment which was not financed through capital lease or financing arrangements. Additional cash outflows included the payment of approximately $169,000 towards our capital lease obligations and an additional $43,000 towards note payables.

         In September 2001, we received cash proceeds, net of issuance costs, of approximately $100,000 from the issuance of common stock as a result of an investment option exercise. These funds along with the cash flows generated from operations were used to pay down payable balances as mentioned above, to make payments on our debt and capital lease obligations, and to purchase additional equipment used in our network operations.

         Overall, the Company's net operating, investing and financing activities during the quarter ended October 2001 provided approximately $236,000 in cash flows. The Company's working capital deficit at October 31, 2001 was approximately $10.5 million. This represents an increase of approximately $1.2 million from the working capital deficit of $9.3 million at July 31, 2001. The Company's current liabilities include a total of $5.9 million owed to NTFC Capital Corporation and IBM de Mexico. The Company classified all amounts as current under the note obligations due to being in technical default on both notes. As such, each lender could call their notes as immediately due and payable. The Company believes the lenders will not call the notes due to NTFC expressing a desire to reset the covenants under the note in an effort to cure past defaults and avoid future defaults, and IBM and the Company having limited conversations concerning restructuring their note. Although the note terms or covenants could be reset, we can give no assurances that the notes will not be called. All scheduled payments have been made to NTFC as of October 31, 2001; but the Company is approximately $1.2 million behind in payments to IBM.

         The Company's current obligations also include notes payable of approximately $628,000, approximately $1.2 million owed to Northern Telecom for the purchase of equipment during fiscal 2001, and approximately $500,000 owed to the former owners of Grupo Intelcom, S.A. de C.V., the entity purchased by the Company in July 2000 and through which the Company obtained its Mexican long distance concession.

         We continue to focus on enhancing the capacity and efficiency of our international network backbone between the U.S. and Mexico, adding alternate carriers to transport our traffic outside of that backbone in Mexico, and changing the mix of our traffic to better utilize our network capabilities. A direct result of our producing positive cash flows from operations relates to the Company's focus on its core revenue stream and reducing the cash conversion cycle of its primary customers. To allow these trends to continue, the Company needs to expand its network and switch capacity in order to provide additional capacity to existing and potential customers.

      The Company has limited availability to capital resources, and these resources may not be available to support our ongoing operations until such time as we are able to generate positive cash flows from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

Inflation/Foreign Currency

      Inflation has not had a significant impact on our operations. With the exception of retail services from our communication centers and coin operated public telephones, almost all of our revenues are generated and collected in U.S. dollars. Services from our communication centers and public telephones are generally provided on a "sent-paid" basis at the time of the call in exchange for cash payment, so we do not maintain receivables on our books that are denominated in pesos. In an effort to reduce foreign currency risk, we attempt to convert pesos collected to U.S. dollars quickly and attempt to maintain minimal cash balances denominated in pesos. Some expenses related to certain services provided by us are incurred in foreign currencies, primarily Mexican pesos. The devaluation of the Mexican peso over the past several years has not had a material adverse effect on our financial condition or operating results.

Seasonality

      Although it is not a significant portion of our overall revenues, our postpaid services revenues are typically higher on a per phone basis during January through July which is the peak tourism months in Mexico.

Market Risk

      We are subject to several market risks. Specifically, we face commodity price risks, equity price risks and foreign currency exchange risk.

      Commodity Price Risk
      --------------------

      Certain of our businesses, namely carrier services, operate in an extremely price sensitive and volatile environment. While we have been able to withstand these pricing volatilities, certain of our competitors are much larger and better positioned. Our ability to continue to operate in this environment may be dependent on our ability to further reduce our costs of transporting these minutes.

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

      As previously discussed under the caption "Inflation", we face risks related to certain of our revenue streams, namely, retail services from our own Mexican communication centers and payphones and the transacting of business in pesos as opposed to U.S. dollars. Historically, we have been able to minimize foreign currency exchange risk by converting from pesos to U.S. dollars quickly and by maintaining minimal cash balances denominated in pesos. As we grow our retail business in Mexico it is likely that we will face increasing foreign currency transaction risks.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

      In September 2001, the holder of the Series E Preferred Stock converted 350 of the 3,490 shares outstanding and accumulated interest into common stock resulting in the issuance of 1,177,498 shares of common stock. In accordance with the terms of the Investment Option of the Series E Preferred Stock, the holder purchased an additional 493,422 shares of common stock for $150,000. Proceeds from the investment option were used for working capital purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

      The exhibits listed below are filed as part of this report.

Exhibit
Number
------
11 Computation of Earnings per Share (Exhibit to this Form 10-Q filed December 21, 2001)

      (b) Current Reports on Form 8-K.

          On December 18, 2001 the Company announced that its Board of Directors had approved the dismissal of Arthur Andersen LLP and the hiring of Ernst & Young LLP as its independent public accountants.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            ATSI COMMUNICATIONS, INC.
                                  (Registrant)

Date: December 21, 2001                  By:    /s/ H. Douglas Saathoff
                                                -----------------------
                                         Name:  H. Douglas Saathoff
                                         Title: Chief Financial Officer