Form 10-Q
period 2002-01-31
ATSI COMMUNICATIONS INC/DE
filed 2002-03-18
CIK 1014052

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
-
ACT OF 1934
For the quarterly period ended January 31, 2002

                                       or
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -
     The number of shares outstanding of the registrant's common stock at March 10, 2002 was 91,070,380

--------------------------------------------------------------------------------

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 2002

                                      INDEX


Part I  FINANCIAL INFORMATION

                                                                                                 Page
                                                                                                 ----
Item 1. Interim Consolidated Financial Statements (Unaudited)
        Consolidated Balance Sheets as of July 31, 2001 and January 31, 2002 ..................     3
        Consolidated Statements of Operations for the Three and Six Months
        Ended January 31, 2001 and 2002 .......................................................     4
        Consolidated Statements of Comprehensive Loss for the Three and Six
        Months Ended January 31, 2001 and 2002 ................................................     5
        Consolidated Statements of Cash Flows for the Six Months Ended
        January 31, 2001 and 2002 .............................................................     6
        Notes to Consolidated Financial Statements ............................................     7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .................................................................    10

Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ......................................................    19

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                                                 July 31,       January 31,
                                                                                                  2001             2002
                                                                                                ---------       -----------
                                                                                                       (unaudited)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                                                             103              233
Accounts receivable, net of allowance of $92 and $124, respectively                                 2,667            2,012
Inventory                                                                                              75               96
Prepaid expenses & other current assets                                                               786              771
                                                                                                 --------         --------
  Total current assets                                                                              3,631            3,112
                                                                                                 --------         --------

PROPERTY AND EQUIPMENT (At cost):                                                                  21,784           22,283
Less - Accumulated depreciation and amortization                                                  (11,993)         (13,851)
                                                                                                 --------         --------
  Net property and equipment                                                                        9,791            8,432
                                                                                                 --------         --------

OTHER ASSETS, net
Goodwill, net                                                                                       4,856            4,779
Concession cost, net                                                                                4,208            4,151
Cute FTP costs, net                                                                                   390              300
Other                                                                                                 487              370
                                                                                                 --------         --------
  Total assets                                                                                     23,363           21,144
                                                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                                                    4,714            6,554
Accrued liabilities                                                                                 2,528            3,355
N/P current                                                                                           677              609
Current portion of obligations under capital
leases                                                                                              4,938            4,631
Deferred revenue                                                                                      119              116
                                                                                                 --------         --------
  Total current liabilities                                                                        12,976           15,265
                                                                                                 ========         ========

LONG-TERM LIABILITIES:
 Obligations under capital leases, less current portion                                               123              133
 Customer deposits                                                                                    128               90
                                                                                                 --------         --------
  Total long-term liabilities                                                                         251              223
                                                                                                 --------         --------
Minority Interest                                                                                     351              368

COMMITMENTS AND CONTINGENCIES:

REDEEMABLE PREFERRED STOCK
 Series D Cumulative Convertible Preferred Stock, 3,000 shares authorized,
 1,642 shares issued and outstanding at July 31, 2001, 742 shares issued
 and outstanding at January 31, 2002                                                                1,302              346
 Series E Cumulative Convertible Preferred Stock, 10,000 shares authorized,
 3,490 shares issued and outstanding at July 31, 2001, 1,655 shares issued
 and outstanding at January 31, 2002                                                                2,227            1,271
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized
 Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 4,370
 shares issued and outstanding at July 31, 2001 and January 31, 2002, respectively                      -                -
 Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized, 9,210
 shares issued and outstanding at July 31, 2001 and January 31, 2002, respectively                      -                -
 Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized, 6,500
 shares issued and outstanding at July 31, 2001 and January 31, 2002, respectively                      -                -
Common stock, $0.001 par value, 200,000,000 shares authorized, 77,329,379 issued and outstanding at July 31, 2001 91,070,308 issued and outstanding at January
  31, 2002                                                                                             77               91
Additional paid in capital                                                                         58,105           61,225
Accumulated deficit                                                                               (52,503)         (57,272)
Warrants outstanding                                                                                1,835              917
Deferred compensation                                                                                 (12)               -
Other comprehensive loss                                                                           (1,246)          (1,290)
                                                                                                 --------         --------
  Total stockholders' equity                                                                        6,256            3,671
                                                                                                 --------         --------

Total liabilities and stockholders' equity                                                       $ 23,363         $ 21,144
                                                                                                 ========         ========

          The accompanying notes are an integral part of these consolidated financial statements.

                           ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                                Three months ended January 31,  Six months ended January 31
                                                -----------------------------   ---------------------------
                                                   2001              2002          2001             2002
                                                -----------        ---------    ---------        ----------
OPERATING REVENUES:
 Telco services
   Carrier services                                   4,422        $  11,051        8,068        $  20,026
   Network services                                     700              612        1,406        $   1,276
   Retail services                                    1,674            1,932        3,399        $   3,657
Internet e-commerce                                   1,254            1,235        2,676            2,474
                                                 ----------        ---------    ---------        ---------
  Total operating revenues                       $    8,050        $  14,830    $  15,549        $  27,433

OPERATING EXPENSES:
 Cost of services                                     5,417           11,319       10,945           20,501
 Selling, general and administrative                  4,057            3,996        9,278            7,827
 Bad debt expense                                        79               88          130              114
 Depreciation and
 amortization                                         1,087            1,163        2,236            2,289
                                                 ----------        ---------    ---------        ---------
   Total operating expenses                          10,640           16,566       22,589           30,731
                                                 ----------        ---------    ---------        ---------
  Operating loss                                     (2,590)          (1,736)      (7,040)          (3,298)

OTHER INCOME(EXPENSE):
 Other income (expense), net                            477              (49)         701              (64)
 Interest expense                                      (377)            (539)        (810)          (1,063)
                                                 ----------        ---------    ---------        ---------

   Total other income (expense)                         100             (588)        (109)          (1,127)

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)             (2,490)          (2,324)      (7,149)          (4,425)

INCOME TAX EXPENSE (BENEFIT)                             (1)              31           64               58

MINORITY INTEREST                                        88               (9)         129               (9)
                                                 ----------        ---------    ---------        ---------

NET LOSS                                             (2,401)          (2,364)      (7,084)          (4,492)

LESS: PREFERRED DIVIDENDS                              (233)            (132)      (1,121)            (277)
                                                 ----------        ---------    ---------        ---------

NET LOSS TO COMMON STOCKHOLDERS                  $   (2,634)       $  (2,496)   $  (8,205)       $  (4,769)
                                                 ==========        =========    =========        =========

BASIC AND DILUTED LOSS PER SHARE                 $    (0.04)       $   (0.03)   $   (0.12)       $   (0.06)
                                                 ==========        =========    =========        =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           69,071           83,127       67,654           80,607
                                                 ==========        =========    =========        =========

   The accompanying notes are an integral part of these consolidated financial statements.

                           ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                  (unaudited)

                                                     For the three months ended January 31,     For the six months ended January 31,
                                                     --------------------------------------     ------------------------------------
                                                       2001                        2002           2001                      2002
                                                     --------                  ------------     --------                ------------

Net loss to common stockholders                      ($2,634)                    ($2,496)       ($8,205)                  ($4,769)

  Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustments             ($245)                     $    1          ($285)                     ($44)
                                                     -------                     -------        -------                   -------

Comprehensive loss to common stockholders            ($2,879)                    ($2,495)       ($8,490)                  ($4,813)
                                                     =======                     =======        =======                   =======

        The accompanying notes are an integral part of these consolidated financial statements.

                           ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                       Six months ended January 31,
                                                                         2001               2002
                                                                       --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(7,084)           $(4,492)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities-
  Depreciation and amortization                                          2,236              2,289
  Amortization of debt discount                                            129                 --
  Deferred compensation                                                    277                 12
  Minority Interest                                                       (127)                17
  Provision for losses on accounts receivable                              130                114
  Changes in operating assets and liabilities-
     net of effects from acquisition
   Change in accounts receivable                                           721                484
   Change in other assets-current and long-term                           (362)               117
   Change in accounts payable                                            2,310              1,912
   Change in accrued liabilities                                          (179)               553
   Change in deferred revenue                                              (90)                12
                                                                       -------            -------
Net cash (used in) provided by operating activities                     (2,039)             1,018
                                                                       -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                      (604)              (624)
                                                                       -------            -------
Net cash used in investing activities                                     (604)              (624)
                                                                       -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                          428                 11
   Principal payments under capital lease obligations                     (602)              (376)
   Payments on debt                                                       (417)               (65)
   Net increase in advanced funding arrangements                           106                 --
   Proceeds (costs) from issuance of preferred stock, net                2,249                (14)
   Proceeds from issuance of common stock, net                              86                180
                                                                       -------            -------
Net cash provided by (used in) financing activities                      1,850               (264)
                                                                       -------            -------

Net (decrease) increase in cash                                           (793)               130

Cash, beginning of period                                                1,550                103
                                                                       -------            -------

Cash, end of period                                                    $   757            $   233
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

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the following subsidiaries: ATSI-Delaware, ATSI-Canada, ATSI-Texas, ATSI-Mexico, ATSI-COM, Computel, ATSI de CentroAmerica, Telespan, Sinfra and GlobalSCAPE have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries ("ATSI" or "the Company") as of January 31, 2002, the results of their operations for the three and six months ended January 31, 2001 and 2002, comprehensive loss for the three and six months ended January 31, 2001 and 2002, and cash flows for the six months ended January 31, 2001 and 2002. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended July 31, 2001 included in the Company's annual report on Form 10-K filed with the SEC on October 30, 2001. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

     2. FUTURE OPERATIONS

     The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to January 31, 2002, the Company has incurred cumulative net losses of approximately $57.3 million. Further, we have a working capital deficit of approximately $12.2 million at January 31, 2002. We have limited capital resources available to us, and these resources may not be available to support our ongoing operations until such time as we are able to continuously generate positive cash flows from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

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

     3. PREFERRED STOCK

     During the quarter, the holder of the Series E Preferred Stock converted 1,485 of the 3,140 shares outstanding and accumulated interest into common stock resulting in the issuance of 6,295,080 shares of common stock. In accordance with the terms of the Investment Option of the Series E Preferred Stock, the holder purchased an additional 279,720 shares of common stock for $70,000.

     Additionally, the holder of the Series D Preferred Stock converted 900 of the 1,642 shares outstanding and accumulated interest into common stock resulting in the issuance of 4,384,990 shares of common stock during the quarter.

     4. SEGMENT REPORTING

     We have determined that we have three reportable segments: (1) U.S. Telco;
(2) Mexico Telco; and (3) Internet e-commerce. Our Internet e-commerce subsidiary, GlobalSCAPE, Inc. and its operations can be differentiated from the telecommunication focus of the rest of ATSI. Additionally, we believe that our U.S. and Mexican subsidiaries should be separate segments even though many of the products are borderless. Both the U.S. Telco and Mexican Telco segments include revenues generated from Retail Services and Network Services. Our Carrier Services revenues, generated as a part of our U.S. Telco segment, are the only revenues not currently generated by both the U.S. Telco and Mexico Telco segments. We have included the operations of ATSI-Canada, ATSI-Delaware and all businesses falling below the reporting threshold in the "Other" segment. The "Other" segment also includes intercompany eliminations.

     We have used earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) in our segment reporting as it is the chief measure of profit or loss used in assessing the performance of each of our segments.

                                       For the three months ended      For the six months ended
                                      January 31,      January 31,   January 31,      January 31,
                                         2001             2002          2001             2002
U.S. Telco
--------------------------------------------------------------------------------------------------
External revenues                     $5,040,444       $11,502,404   $9,491,712       $20,979,758
Intercompany revenues                 $  342,140       $   152,528   $  870,650       $   298,711

                                                 -----------     -----------     -----------     -----------
                  Total revenues                 $ 5,382,584     $11,654,932     $10,362,362     $21,278,469
                                                 ===========     ===========     ===========     ===========

 EBITDA                                            ($944,277)      ($483,484)    ($3,668,193)      ($753,367)

 Operating loss                                  ($1,440,697)      ($946,480)    ($4,752,887)    ($1,653,021)

 Net loss                                        ($1,049,436)      ($974,835)    ($4,449,802)    ($1,772,361)

 Total assets                                    $15,683,730     $16,731,394     $15,683,730     $16,731,394

 Mexico Telco
--------------------------------------------------------------------------------------------------------------
 External revenues                               $ 1,755,505     $ 2,092,912     $ 3,381,406     $ 3,979,652
 Intercompany revenues                           $   468,549     $   483,950     $   975,795     $   940,141
                                                 -----------     -----------     -----------     -----------
                  Total revenues                 $ 2,224,054     $ 2,576,862     $ 4,357,201     $ 4,919,793
                                                 ===========     ===========     ===========     ===========

 EBITDA                                            ($517,173)      ($260,056)    ($1,061,004)      ($565,222)

 Operating loss                                    ($924,405)      ($818,252)    ($1,851,928)    ($1,670,910)

 Net loss                                        ($1,146,910)    ($1,363,071)    ($2,250,472)    ($2,699,334)

 Total assets                                    $ 8,766,249     $11,873,607     $ 8,766,249     $11,873,607

 Internet e-commerce
--------------------------------------------------------------------------------------------------------------
 External revenues                               $ 1,254,048     $ 1,234,815     $ 2,675,880     $ 2,473,620
 Intercompany revenues                                     -               -               -               -
                  Total revenues                 $ 1,254,048     $ 1,234,815     $ 2,675,880     $ 2,473,620
                                                 ===========     ===========     ===========     ===========

 EBITDA                                             ($35,992)    $   170,562        ($69,012)    $   309,145

 Operating income (loss)                           ($161,797)    $    28,839       ($314,802)    $    26,098

 Net income (loss)                                 ($173,016)    $    32,403       ($404,550)    $    32,279

 Total assets                                    $ 1,709,694     $ 1,339,921     $ 1,709,694     $ 1,339,921

 Other
--------------------------------------------------------------------------------------------------------------
 External revenues                                         -               -               -               -
 Intercompany revenues                             ($810,689)      ($636,478)    ($1,846,445)    ($1,238,852)
                                                 -----------     -----------     -----------     -----------
                  Total revenues                   ($810,689)      ($636,478)    ($1,846,445)    ($1,238,852)
                                                 ===========     ===========     ===========     ===========

 EBITDA                                              ($5,769)              -         ($5,769)              -

 Operating loss                                     ($62,841)              -       ($120,435)              -

 Net loss                                          ($264,707)      ($190,028)    ($1,100,006)      ($328,937)

 Total assets                                    ($1,415,501)    ($8,800,482)    ($1,415,501)    ($8,800,482)

 Total
--------------------------------------------------------------------------------------------------------------
 External revenues                               $ 8,049,997     $14,830,131     $15,548,998     $27,433,030
 Intercompany revenues                                     -               -               -               -
                                                 -----------     -----------     -----------     -----------
                  Total revenues                 $ 8,049,997     $14,830,131     $15,548,998     $27,433,030
                                                 ===========     ===========     ===========     ===========

 EBITDA                                          ($1,503,211)      ($572,978)    ($4,803,978)    ($1,009,444)

Depreciation and Amortization                                ($1,086,529)   ($1,162,915)   ($2,236,074)    ($2,288,389)

Operating loss                                               ($2,589,740)   ($1,735,893)   ($7,040,052)    ($3,297,832)

Net loss to Common Stockholders                              ($2,634,069)   ($2,495,531)   ($8,205,307)    ($4,768,353)

Total assets                                                 $24,744,172    $21,144,440    $24,744,172     $21,144,440

     5. CAPITAL LEASES

     The Company's current liabilities include a total of $5.8 million owed to NTFC Capital Corporation and IBM de Mexico. The Company classified all amounts as current under the note obligations due to being in technical default on both notes. As such, each lender could call their notes as immediately due and payable. The Company believes the lenders will not call the notes. NTFC has expressed a desire to reset the covenants under the note in an effort to cure past defaults and avoid future defaults, and IBM and the Company have had limited conversations concerning restructuring their note. Although the note terms or covenants could be reset, we can give no assurances that the notes will not be called. All scheduled payments have been made to NTFC as of January 31, 2002; but the Company is approximately $1.6 million behind in payments to IBM.

     6. SUBSEQUENT EVENTS

     In February 2000, our board of directors approved a plan, in which $1.1 million was loaned, at a market interest rate, in the aggregate to certain key executive officers to allow them to exercise approximately 2,033,332 of their vested options. During fiscal 2001, the board of directors modified the agreements by extending them for an additional year and changing them to non-recourse notes. As the accounting treatment for non-recourse notes is consistent with the treatment for options outstanding, the Company excluded the shares from its outstanding common stock as of the date of the modification. As of January 31, 2002, $51,000 of interest income has been accrued for the period from February 2000 to the date the notes were modified.

     In February 2002 the notes expired. The Board of Directors is currently considering either renewing the notes or issuing replacement options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SPECIAL NOTE: Certain Statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Securities Act.

     The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and six months ended January 31, 2001 and 2002. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in the annual report on Form 10-K filed with the SEC on October 30, 2001.

General

     ATSI Communications, Inc. is an international carrier serving the rapidly expanding communications markets in and between Latin America and the United States. The Company's mission is to connect the Americas with exceptional communications services guided by our core values that drive everything we do. The Company's strategy is to become a dominant provider of services to businesses and consumers in this American/Latin American corridor through the deployment of a high quality, `next generation' network. Founded in 1993, the Company's traffic is generated from more than 650 retail points of presence throughout Mexico, as well as from relationships with major carriers based in the United States. ATSI carries the traffic generated from these sources over a hybrid, redundant satellite and fiber-based ATM network between the United States and Mexico, as well as a satellite-based network between the United States, Costa Rica and El Salvador.

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

     As discussed in Note 4 to our consolidated financial statements we have determined that we have three reportable segments: 1) U.S Telco; 2) Mexico Telco; and 3) Internet e-commerce.

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

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of January 31, 2002. Additionally, we have had recurring negative cash flows from operations with the exception of the quarters ended January 31, 1998, October 31, 2001 and January 31, 2002. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we expect improved results of operations and liquidity in the latter half of fiscal 2002. However, we cannot assure you that this will be the case.

Results of Operations

     The following table sets forth certain items included in our results of operations in dollar amounts and as a percentage of total revenues for the three and six-month periods ended January 31, 2001 and 2002.

                                           Three months ended January 31,                   Six months ended January 31,
                                           -------------------------------                  ----------------------------
                                            2001                   2002                      2001                    2002
                                            ----                   ----                      ----                    ----
                                                                             (unaudited)
                                        $           %           $           %             $           %           $           %
                                     ----------  --------   ----------   --------    ------------  --------  ------------  --------
Operating revenues:
-------------------
  Telco Services
    Carrier services                 $   4,422       55%    $  11,051        75%     $     8,068       52%       $20,026       73%
    Network services                       700        9%          612         4%           1,406        9%         1,276        5%
    Retail services                      1,674       21%        1,932        13%           3,399       22%         3,657       13%
  Internet e-commerce                    1,254       15%        1,235         8%           2,676       17%         2,474        9%
                                     ----------  --------   ----------   --------    ------------  --------  ------------  --------

Total operating revenues                 8,050      100%       14,830       100%          15,549      100%        27,433      100%
                                     ----------  --------   ----------   --------    ------------  --------  ------------  --------

Cost of services                         5,417       67%       11,319        76%          10,945       70%        20,501       75%
                                     ----------  --------   ----------   --------    ------------  --------  ------------  --------

Gross margin                             2,633       33%        3,511        24%           4,604       30%         6,932       25%

Selling, general and administrative
expense                                  4,057       50%        3,996        27%           9,278       60%         7,827       29%

Bad debt expense                            79        1%           88         1%             130        1%           114        0%

Depreciation and amortization            1,087       14%        1,163         8%           2,236       14%         2,289        8%
                                     ----------  --------   ----------   --------    ------------  --------  ------------  --------

Operating loss                          (2,590)     (32%)      (1,736)      (12%)         (7,040)     (45%)       (3,298)     (12%)

Other, net                                 100        1%         (588)       (4%)           (109)      (1%)       (1,127)      (4%)
                                     ----------  --------   ----------   --------    ------------  --------  ------------  --------

Loss before income tax expense and
minority interest                       (2,490)     (31%)      (2,324)      (16%)         (7,149)     (46%)       (4,425)     (16%)

Income tax & minority interest, net         89        1%          (40)       (0%)             65        0%           (67)      (0%)

Net loss                                (2,401)     (30%)      (2,364)      (16%)         (7,084)     (46%)       (4,492)     (16%)

Less: preferred dividends                 (233)      (3%)        (132)       (1%)         (1,121)      (7%)         (277)      (1%)
                                     ----------  --------   ----------   --------    ------------  --------  ------------  --------

Net loss to common stockholders        ($2,634)     (33%)     ($2,496)      (17%)        ($8,205)     (53%)      ($4,769)     (17%)
                                     ==========  ========   ==========   ========    ============  ========  ============  ========

Three Months ended January 31, 2002 Compared to Three Months ended January 31, 2001

     Operating Revenues. Consolidated operating revenues increased 84% between quarters from $8.1 million to $14.8 million. During the quarter the Company continued to add capacity to its switch and its network backbone in response to the growing demand for its services. The Company also began its efforts to increase its terminating capacity with third party carriers to process traffic outside of its own network backbone in Mexico.

     Telco revenues (all revenues other than e-commerce) increased from $6.8 million to $13.6 million while e-commerce revenues generated by GlobalSCAPE declined by approximately $19,000 between periods.

     Carrier services revenues increased approximately $6.6 million, or 150% from the quarter ended January 2001 to the quarter ended January 2002. The increased revenue resulted from an increase in the units transported from approximately 50.3 million units during the quarter ended January 31, 2001 to
113.9 million units during the quarter ended January 31, 2002 and an increase of approximately $0.01 per average unit between quarters.

     Network services declined by approximately $88,000 or 13% between periods. Our 800- service business declined between periods by approximately $80,000. The decline is attributed to decreased volume of units transported via our network. Units transported declined from 1.8 million to 1.2 million, period to period. Our private network services remained relatively flat between periods.

     Retail services revenues increased approximately $258,000 between periods. Our integrated prepaid revenues within Mexico increased approximately $315,000 between quarters, but this increase was somewhat offset by the continuing decline in postpaid, primarily operated-assisted service revenues. The improved revenues between quarters resulted from our efforts to become more competitive in the products we offered as we evaluated our core business to strategically relocate communication centers to concentrated areas where growth would be realized. As for the declining operated-assisted services, management does not expect postpaid revenues to contribute significantly to the Company's operating results in fiscal 2002.

     Our Internet e-commerce services decreased approximately $19,000 between periods.

     Cost of Services. Cost of services increased as a percentage of revenue from 67% to 76%, period to period. Cost of services for e-commerce slightly increased from 5% for the quarter ended January 2001 to 10% for the period ended January 2002. The increase was a result of royalty expense being recognized related to the distribution agreement with Trellix Corporation announced on June 6, 2001. Cost of services as a percentage of revenues on the Company's telco business increased slightly from 79% to 82% between quarters. The Company continued to focus on improving carrier services margins quarter to quarter through reductions in variable costs, improvements in the average price per unit and improvements realized from the installation of Nortel Passport equipment in the latter half of fiscal 2001. While the Company recognized higher carrier service margins during the quarter than for the quarter ended January 31, 2001, the increase in carrier services traffic as a percentage of overall revenues from 55% to 75%, between quarters, contributed to the increased cost of services.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $61,000, or 1.5% between periods. SG&A expenses associated with our e-commerce subsidiary decreased approximately $276,000, or 23% between periods due to the decline in expenses related to research and development, professional fees, recruiting and compensation expense associated with the granting of options. SG&A expenses associated with our telco operations increased approximately 8% or $216,000 between periods but decreased as a percentage of revenues from 42% to 23%.

     Bad Debt Expense. Bad Debt Expense increased by approximately 11% or $9,000 between periods due to the recording of an allowance of $37,000 associated with one of the Company's carrier services customers offset by the decline in the Company's postpaid call services business between quarters.

     Depreciation and Amortization. Depreciation and amortization increased by approximately 7% or $76,000 between periods.

     Operating Loss. The Company's operating loss improved significantly by approximately 33% or $854,000 from the second quarter of fiscal 2001, primarily due to increased revenues and consequently improved gross margins.

     Other Income(expense). Other expense increased approximately $688,000 between quarters primarily due to two factors. First, during the quarter ended January 2001, the Company recognized a gain of $500,000 related to the settlement of a litigation case with one of our carrier customers. Secondly, during the quarter ended January 2002, the Company recognized incremental interest expense related to its IBM capital lease of approximately $316,000.

     Preferred Stock Dividends. During the quarter ended January 2002, we recorded approximately $132,000 of non-cash dividends related to our cumulative convertible preferred stock. This compares favorably to the approximate $233,000 of non-cash dividends and beneficial conversion feature expense recognized during the quarter ended January 2001.

     Net loss to Common Stockholders. The net loss for the quarter ended January 2002 improved by approximately $138,000 to $2.5 million from the $2.6 million net loss for the quarter ended January 2001. The improvement was due primarily to a significant increase in revenues, which improved our gross margin dollars offset by the increase in other expense between quarters.

Six Months Ended January 31, 2002 Compared to Six Months Ended January 31, 2001

     Operating Revenues. Consolidated operating revenues increased 76% between periods from $15.5 million for the six months ended January 31, 2002 to $27.4 million for the six months ended January 31, 2002. In response to the increasing demand for its services, the Company began adding capacity to both its switch and its network backbone in October 2001. The Company is also working to increase its terminating capacity with third party carriers to process traffic outside of its own network backbone in Mexico. The net effect of our efforts during the six months led to the highest and third highest quarters of revenues in our history.

     Telco revenues (all revenues other than e-commerce) increased from $12.9 million to $25.0 million while e-commerce revenues generated by GlobalSCAPE declined by approximately $202,000 between periods.

     Carrier services revenues increased approximately $12.0 million, or 148% from the six months ended January 2001 to the six months ended January 2002. As a result of the Company's effort to add capacity, the units transported via our network more than doubled from approximately 95.7 million units during the period ended January 2001 to approximately 207.5 million units during the period ended January 2002. Additionally, our average price per unit increased approximately $0.01 between periods.

     Network services decreased slightly by approximately $130,000 or 9% between periods. Our 800- service business declined between periods by approximately $121,000. The decline is attributed to decreased volume of units transported via our network. Units transported declined from 3.3 million to 2.4 million, period to period. Our private network services remained relatively flat between periods.

     Retail services revenues increased approximately $258,000 between periods. Our integrated prepaid revenues within Mexico increased approximately $509,000 between quarters, but this increase was somewhat offset by the continuing decline in postpaid, primarily operated-assisted service revenues.

     The improved revenues between quarters resulted from our efforts to become more competitive in the products we offered as we evaluated our core business to strategically relocate communication centers to concentrated areas where growth would be realized. As for the declining operated-assisted services, management does not expect postpaid revenues to contribute significantly to the Company's operating results in fiscal 2002.

     Our Internet e-commerce services decreased approximately $202,000, or 8% between periods. The expected elimination of advertising revenue accounted for approximately $27,000 of the decline. As for the remaining decline, it was attributed to a decline in CuteFTP site license sales between periods. This decline, however, was partially offset by the sales of a desktop web-site creation and management tool, and the introduction of CuteFTP Pro. Additionally, other product sales, such as CuteHTML, CuteMAP, and CuteZIP, increased between periods to contribute to the offset.

     Cost of Services. Cost of services increased as a percentage of revenue from 70% to 75%, period to period. Cost of services for e-commerce increased from 4% for the six months ended January 2001 to 9% for the six months ended January 2002. This increase was a result of royalty expense being recognized related to the distribution agreement with Trellix Corporation announced on June 6, 2001. Cost of services as a percentage of revenues on the Company's telco business decreased from 84% to 81% between periods. The Company continued to focus on improving carrier services margins period to period through reductions in variable costs, improvements in the average price per unit and improvements realized from the installation of Nortel Passport equipment in the latter half of fiscal 2001.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $1.5 million, or 16% between periods. SG&A expenses associated with our e-commerce subsidiary decreased approximately $655,000, or 26% between periods due to the decline in expenses related to research and development, recruiting, professional fees and compensation expense associated with the granting of stock options. SG&A expenses associated with our telco operations decreased approximately 12% or $800,000 between periods. This improvement resulted from management's efforts to cut excess spending by each department. Also, during the quarter ended October 2000, telco operations recognized significant expenses related to severance packages, professional fees associated with the Genesis transaction, and strategic research services. As a percentage of revenues, telco SG&A declined from 52% to 24% period to period.

     Bad Debt Expense. Bad Debt Expense declined by approximately 12% or $16,000 between periods due primarily to the decline in the Company's postpaid call services business between periods offset by approximately $37,000 of expense related to one of its carrier service customers.

     Depreciation and Amortization. Depreciation and amortization slightly increased by approximately 2% or $53,000 between periods.

     Operating Loss. The Company's operating loss improved significantly by approximately 53% or $3.7 million period to period, primarily due to increased revenues and consequently increased gross margins and reductions in selling, general and administrative expenses.

     Other Income(expense). Other expense increased $1.0 million between periods primarily due to three factors. First, during the quarter ended January 2001, the Company recognized a gain of $500,000 related to the settlement of a litigation case with one of our carrier customers. Secondly, during the six months ended January 31, 2001, the Company recognized a gain related to the extinguishment of a liability for approximately $184,000. Finally, during the six months ended January 31, 2002, the Company recognized approximately $610,000 of incremental interest expense associated with its IBM capital lease.

     Preferred Stock Dividends. During the six months ended January 31, 2002, we recorded approximately $277,000 of non-cash dividends related to our cumulative convertible preferred stock. This compares favorably to the approximately $1.1 million of non-cash dividends and beneficial conversion feature expense recognized during the six months ended January 2001.

     Net loss to Common Stockholders. The net loss for the six months ended January 2002 improved by approximately $3.4 million to $4.8 million from the $8.2 million net loss for the six months ended January 2001. The improvement was due primarily to a significant increase in revenues, which improved our gross margin dollars. Additionally, the reduction in selling, general and administrative expenses and preferred dividends contributed to our improved net loss to stockholders between periods.

Liquidity and Capital Resources

     During the six months ended January 31, 2002, we generated positive cash flows from operations of approximately $1.0 million. The Company was able to generate this positive cash flow from operations by reducing the net loss incurred during the period, shortening the cash conversion cycle of customer receivables, and working with vendors related to payments. As a result, the Company had the ability to operate with minimal assistance from private equity placements or issuances of debt.

     For the six months ended January 31, 2002, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation, provision for losses on accounts receivable and minority interest), we had a net loss of approximately $2.1 million. Management of the operating assets and liabilities, which consist mainly of collections on accounts receivable and payments made on outstanding payables and accrued liabilities, produced positive cash flows of approximately $3.1 million, resulting in positive operating cash flows for the period of $1.0 million. By generating positive cash flows during the six months ended January 31, 2002, we improved over the six months ended January 31, 2001 by $3.1 million or 150% in operating cash flows. Due primarily to the positive operating cash flows produced during the first six months of fiscal 2002, our net loss, after adjustments for non-cash items, significantly improved over the six months ended January 31, 2001, when our net loss, after adjustments for non-cash items, was $4.4 million.

     Although we were able to produce positive cash flows from operations during the quarters ended October 31, 2001 and January 31, 2002, we must produce positive cash flows on a recurring basis, and reduce or eliminate our working capital deficit. Until that time, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service our debt requirements, or to purchase equipment to be used in the growth of our business. Should our available funds not be sufficient to pay vendors and suppliers, to service debt requirements and purchase equipment, we will need to continue to raise additional capital. As noted in the risk factors of the Form 10-K filed with the SEC on October 30, 2001, we have not always paid all of our suppliers on time. Some of these suppliers are critical to our operations. These suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future.

     During the six months ended January 31, 2002, the Company acquired approximately $624,000 in equipment which was not financed through capital lease or financing arrangements. Additional cash outflows included the payment of approximately $376,000 towards our capital lease obligations and an additional $65,000 towards debt.

     During the six months ended January 2002, we received cash proceeds, net of issuance costs, of approximately $180,000 from the issuance of common stock as a result of an investment option exercise. These funds along with the cash flows generated from operations were used to pay down payable balances as mentioned above, to make payments on our debt and capital lease obligations, and to purchase additional equipment used in our network operations.

     Overall, the Company's net operating, investing and financing activities during the six months ended January 2002 provided approximately $130,000 in cash flows. The Company's working capital deficit at January 31, 2002 was approximately $12.2 million. This represents an increase of approximately $2.9 million from the working capital deficit of $9.3 million at July 31, 2001. The Company's current liabilities include a total of $5.8 million owed to NTFC Capital Corporation and IBM de Mexico. The Company classified all amounts as current under the note obligations due to being in technical default on both notes. As such, each lender could call their notes as immediately due and payable. The Company believes the lenders will not call the notes. NTFC has expressed a desire to reset the covenants under the note in an effort to cure past defaults and avoid future defaults, and IBM and the Company have had limited conversations concerning restructuring their note. Although the note terms or covenants could be reset, we can give no assurances that the notes will not be called. All scheduled payments have been made to NTFC as of January 31, 2002; but the Company is approximately $1.6 million behind in payments to IBM.

     The Company's current obligations also include notes payable of approximately $609,000, approximately $1.2 million owed to Northern Telecom for the purchase of equipment during fiscal 2001, and approximately $437,000 owed to the former owners of Grupo Intelcom, S.A. de C.V., the entity purchased by the Company in July 2000 and through which the Company obtained its Mexican long distance concession.

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

Exhibit Number
--------------
11 Computation of Earnings per Share (Exhibit to this Form 10-Q filed March 18, 2002)

         (b)      Current Reports on Form 8-K.

                  On December 18, 2001 the Company filed a Form 8-K announcing that its Board of Directors had approved the recommendation of the Audit Committee that Arthur Andersen LLP be dismissed as independent public accountants. On January 24, 2002 and January 31, 2002 the Company filed Form 8-K/A's noting that the Company was not aware of any disagreements regarding accounting or financial disclosure with Arthur Andersen LLP.

                  On December 18, 2001 the Company filed a Form 8-K announcing that its Board of Directors had approved the recommendation of the Audit Committee that Ernst & Young LLP be approved as independent public accountants for the fiscal year ending July 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            ATSI COMMUNICATIONS, INC.
                                  (Registrant)


Date:    March 18, 2002                      By:       /s/ H. Douglas Saathoff
                                                       -----------------------
                                             Name:     H. Douglas Saathoff
                                             Title:    Chief Financial Officer