Form 10-Q
period 2002-04-30
ATSI COMMUNICATIONS INC/DE
filed 2002-06-14
CIK 1014052

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934 For the quarterly period ended April 30, 2002

                                       or

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

         The number of shares outstanding of the registrant's common stock at June 13, 2002 was 91,670,700

--------------------------------------------------------------------------------

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2002

                                      INDEX

Part I   FINANCIAL INFORMATION

                                                                                                                            Page
                                                                                                                            ----
Item 1.  Interim Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheets as of July 31, 2001 and April 30, 2002 .............................................     3
         Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2001 and 2002 ..............     4
         Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended April 30, 2001 and 2002 ......     5
         Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2001 and 2002 ........................     6
         Notes to Consolidated Financial Statements .....................................................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..........................    10

Part II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...............................................................................    19

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                                          July 31,        April 30,
                                                                                            2001            2002
                                                                                         ----------     -----------
                                                                                                        (unaudited)
    ASSETS
    ------
    CURRENT ASSETS:
     Cash and cash equivalents                                                           $      103     $      504
     Accounts receivable, net of allowance of $92 and $46, respectively                       2,667          2,642
     Inventory                                                                                   75             73
     Prepaid expenses & other current assets                                                    786            710
                                                                                         ----------     ----------
         Total current assets                                                                 3,631          3,929
                                                                                         ----------     ----------

    PROPERTY AND EQUIPMENT (At cost):                                                        21,784         22,328
     Less - Accumulated depreciation and amortization                                       (11,993)       (14,807)
                                                                                         ----------     ----------
         Net property and equipment                                                           9,791          7,521
                                                                                         ----------     ----------

    OTHER ASSETS, net
     Goodwill, net                                                                            4,856          4,743
     Concession cost, net                                                                     4,208          4,095
     Cute FTP costs, net                                                                        390            255
     Other                                                                                      487            315
                                                                                         ----------     ----------
         Total assets                                                                    $   23,363     $   20,858
                                                                                         ==========     ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
    CURRENT LIABILITIES:
     Accounts payable                                                                         4,714          8,404
     Accrued liabilities                                                                      2,528          3,861
     N/P current                                                                                677            603
     Current portion of obligations under capital leases                                      4,938          4,525
     Deferred revenue                                                                           119            147
                                                                                         ----------     ----------
         Total current liabilities                                                           12,976         17,540
                                                                                         ----------     ----------

    LONG-TERM LIABILITIES:
     Obligations under capital leases, less current portion                                     123            105
     Customer deposits                                                                          128            132
                                                                                         ----------     ----------
         Total long-term liabilities                                                            251            237
                                                                                         ----------     ----------

    Minority Interest                                                                           351            108

    COMMITMENTS AND CONTINGENCIES:

    REDEEMABLE PREFERRED STOCK
     Series D Cumulative Convertible Preferred Stock, 3,000 shares authorized,
      1,642 shares issued and outstanding at July 31, 2001, 742 shares issued
      and outstanding at April 30, 2002                                                       1,302            754
     Series E Cumulative Convertible Preferred Stock, 10,000 shares authorized,
      3,490 shares issued and outstanding at July 31, 2001, 1,655 shares issued
      and outstanding at April 30, 2002                                                       2,227          1,401
    STOCKHOLDERS' EQUITY:
     Preferred stock, $0.001 par value, 10,000,000 shares authorized Series A
      Cumulative Convertible Preferred Stock, 50,000 shares authorized, 4,370 shares issued and outstanding at July 31, 2001 and January 31, 2002,
       respectively                                                                               -              -
     Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized,
       9,210 shares issued and outstanding at July 31, 2001 and 8,510 shares
       issued and outstanding at April 30, 2002                                                   -              -
     Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized,
        6,500 shares issued and outstanding at July 31, 2001 and April 30, 2002,
        respectively                                                                              -              -
     Common stock, $0.001 par value, 200,000,000 shares authorized,
       77,329,379 issued and outstanding at July 31, 2001
       91,670,700 issued and outstanding at April 30, 2002                                       77             92
     Additional paid in capital                                                              58,105         60,712
     Accumulated deficit                                                                    (52,503)       (59,757)
     Warrants outstanding                                                                     1,835          1,031
     Deferred compensation                                                                      (12)             -
     Other comprehensive loss                                                                (1,246)        (1,260)
                                                                                         ----------     ----------
         Total stockholders' equity                                                           6,256            818
                                                                                         ----------     ----------

         Total liabilities and stockholders' equity                                      $   23,363     $   20,858
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

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                         Three months ended April 30,  Nine months ended April 30,
                                         ----------------------------  ---------------------------
                                             2001            2002          2001           2002
                                         ------------    ------------  ------------   ------------
OPERATING REVENUES:
  Telco services
      Carrier services                   $      7,733    $     10,758  $     15,801   $     30,784
      Network services                            597             510         2,003          1,786
      Retail services                           1,689           1,983         5,088          5,640
  Internet e-commerce                           1,449           1,335         4,125          3,809
                                         ------------    ------------  ------------   ------------
     Total operating revenues            $     11,468    $     14,586  $     27,017   $     42,019

OPERATING EXPENSES:
  Cost of services                              7,619          11,425        18,564         31,926
  Selling, general and administrative           4,498           3,933        13,776         11,760
  Bad debt expense                                 39              (8)          169            106
  Depreciation and amortization                 1,041           1,205         3,277          3,494
                                         ------------    ------------  ------------   ------------
     Total operating expenses                  13,197          16,555        35,786         47,286
                                         ------------    ------------  ------------   ------------
     Operating loss                            (1,729)         (1,969)       (8,769)        (5,267)

OTHER INCOME(EXPENSE):
  Other income (expense), net                      28             (85)          779           (149)
  Interest expense                               (250)           (517)       (1,110)        (1,580)
                                         ------------    ------------  ------------   ------------

     Total other income (expense)                (222)           (602)         (331)        (1,729)

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)       (1,951)         (2,571)       (9,100)        (6,996)

INCOME TAX EXPENSE (BENEFIT)                        -              26            65             84

MINORITY INTEREST                                 122             207           251            198
                                         ------------    ------------  ------------   ------------

NET LOSS                                       (1,829)         (2,390)       (8,914)        (6,882)

LESS: PREFERRED DIVIDENDS                        (475)            (96)       (1,596)          (373)
                                         ------------    ------------  ------------   ------------

NET LOSS TO COMMON STOCKHOLDERS          $     (2,304)   $     (2,486) $    (10,510)  $     (7,255)
                                         ============    ============  ============   ============

BASIC AND DILUTED LOSS PER SHARE               ($0.03)         ($0.03)       ($0.15)        ($0.09)
                                         ============    ============  ============   ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                          74,331          91,486        69,831         84,271
                                         ============    ============  ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (unaudited)

                                                    For the three months ended April 30,   For the nine months ended April 30,
                                                    ------------------------------------   -----------------------------------
                                                           2001               2002             2001                   2002
                                                    -----------------  -----------------   -----------------  ----------------
Net loss to common stockholders                               ($2,304)           ($2,486)           ($10,510)          ($7,255)

     Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                    $185                $30               ($101)             ($14)
                                                    -----------------  -----------------   -----------------  ----------------

Comprehensive loss to common stockholders                     ($2,119)           ($2,456)           ($10,611)          ($7,269)
                                                    =================  =================   =================  ================

   The accompanying notes are an integra part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                  Nine months ended April 30,
                                                                     2001             2002
                                                                  -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (8,914)      $  (6,882)
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities-
     Depreciation and amortization                                      3,277           3,494
     Amortization of debt discount                                        129               -
     Deferred compensation                                                724              12
     Minority Interest                                                   (251)           (242)
     Provision for losses on accounts receivable                          169             106
     Changes in operating assets and liabilities-
           net of effects from acquisition
       Change in accounts receivable                                      163            (140)
       Change in other assets-current and long-term                      (313)            210
       Change in accounts payable                                       1,269           3,774
       Change in accrued liabilities                                     (160)          1,284
       Change in deferred revenue                                         (25)             43
                                                                    ----------     -----------
Net cash (used in) provided by operating activities                    (3,932)          1,659
                                                                    ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                     (716)           (854)
                                                                    ----------     -----------
Net cash used in investing activities                                    (716)           (854)
                                                                    ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                         432              11
   Principal payments under capital lease obligations                    (945)           (510)
   Payments on debt                                                      (445)            (65)
   Net increase in advanced funding arrangements                          116               -
   Proceeds (costs) from issuance of preferred stock, net               3,564             (20)
   Proceeds from issuance of common stock, net                            614             180
                                                                    ----------     -----------
Net cash provided by  (used in) financing activities                    3,336            (404)
                                                                    ----------     -----------

Net (decrease) increase in cash                                        (1,312)            401

Cash, beginning of period                                               1,550             103
                                                                    ----------     -----------

Cash, end of period                                                  $    238       $     504
                                                                    ==========     ===========

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

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the following subsidiaries: ATSI-Delaware, ATSI-Canada, ATSI-Texas, ATSI-Mexico, ATSI-COM, Computel, ATSI de CentroAmerica, Telespan, Sinfra and GlobalSCAPE have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries ("ATSI" or "the Company") as of April 30, 2002, the results of their operations for the three and nine months ended April 30, 2001 and 2002, comprehensive loss for the three and nine months ended April 30, 2001 and 2002, and cash flows for the nine months ended April 30, 2001 and 2002. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended July 31, 2001 included in the Company's annual report on Form 10-K filed with the SEC on October 30, 2001. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

         2. FUTURE OPERATIONS

         The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to April 30, 2002, the Company has incurred cumulative net losses of approximately $59.8 million. Further, we have a working capital deficit of approximately $13.6 million at April 30, 2002. We have limited capital resources available to us, and these resources may not be available to support our ongoing operations until such time as we are able to continuously generate positive cash flows from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

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

         3. PREFERRED STOCK

         During the quarter, holders of the Series F Preferred Stock converted 700 of the 9,210 shares outstanding and accumulated interest into common stock resulting in the issuance of 269,230 shares of common stock.

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

                                For the three months ended     For the nine months ended
                                 April 30,      April 30,        April 30,     April 30,
                                   2001           2002             2001          2002
U.S. Telco
------------------------------------------------------------------------------------------
External revenues              $8,246,234    $  11,112,916    $  17,737,946  $  32,092,673
Intercompany revenues          $  344,533    $     790,517    $   1,215,183  $   1,089,229
                               ----------    -------------    -------------  -------------
        Total revenues         $8,590,767    $  11,903,433    $  18,953,129  $  33,181,902
                               ==========    =============    =============  =============

EBITDA                          ($133,714)       ($930,876)     ($3,807,677)   ($1,684,243)

Operating loss                  ($631,095)     ($1,435,621)     ($5,504,418)   ($3,088,642)

Net loss                                                        ($712,676)        ($529,033)     ($1,482,782)      ($2,301,394)

Total assets                                                 $ 19,873,827      $ 15,935,517    $  19,873,827      $ 15,935,517

Mexico Telco
------------------------------------------------------------------------------------------------------------------------------
External revenues                                            $  1,773,424      $  2,138,303    $   5,154,830      $  6,117,955
Intercompany revenues                                            $441,865      $    532,825    $   1,417,660      $  1,472,966
                                                             ------------      ------------    -------------      ------------
                     Total revenues                          $  2,215,289      $  2,671,128    $   6,572,490      $  7,590,921
                                                             ============      ============    =============      ============

EBITDA                                                          ($245,954)        ($133,408)     ($1,306,958)        ($698,631)

Operating loss                                                  ($654,065)        ($696,105)     ($2,505,993)      ($2,367,015)

Net loss                                                        ($803,680)      ($1,299,858)     ($3,054,152)      ($3,999,192)

Total assets                                                 $  8,421,175      $ 11,262,523    $   8,421,175      $ 11,262,523

Internet  e-commerce
------------------------------------------------------------------------------------------------------------------------------
External revenues                                            $  1,448,773      $  1,335,236    $   4,124,653      $  3,808,857
Intercompany revenues                                                   -                 -                -                 -
                                                             ------------      ------------    -------------      ------------
                     Total revenues                          $  1,448,773      $  1,335,236    $   4,124,653      $  3,808,857
                                                             ============      ============    =============      ============

EBITDA                                                          ($307,722)     $    301,599        ($376,733)     $     610,745

Operating income (loss)                                         ($442,989)     $    163,713        ($757,791)     $     189,812

Net loss                                                        ($451,697)        ($767,854)       ($856,247)        ($735,574)

Total assets                                                 $  1,680,654      $  1,598,864    $   1,680,654      $  1,598,864

Other
-------------------------------------------------------------------------------------------------------------------------------
External revenues                                                       -                 -                -                 -
Intercompany revenues                                           ($786,398)      ($1,323,342)     ($2,632,843)      ($2,562,195)
                                                             ------------      ------------    -------------      ------------
                     Total revenues                             ($786,398)      ($1,323,342)     ($2,632,843)      ($2,562,195)
                                                             ============      ============    =============      ============

EBITDA                                                                  -                 -                -                 -

Operating loss                                                          -                 -                -                 -

Net loss                                                        ($336,158)     $    111,150      ($5,116,337)        ($217,787)

Total assets                                                  ($6,430,483)     $  7,991,996)     ($6,430,483)      ($7,991,997)

Total
------------------------------------------------------------------------------------------------------------------------------
External revenues                                            $ 11,468,431      $ 14,586,455    $  27,017,429      $ 42,019,485
Intercompany revenues                                                   -                 -                -                 -
                                                             ------------      ------------    -------------      ------------
                     Total revenues                          $ 11,468,431      $ 14,586,455    $  27,017,429      $ 42,019,485
                                                             ============      ============    =============      ============

EBITDA                                                          ($687,390)        ($762,685)     ($5,491,368)      ($1,772,129)

Depreciation and Amortization                                 ($1,040,759)      ($1,205,327)     ($3,276,834)      ($3,493,716)

Operating loss                                                ($1,728,149)      ($1,968,013)     ($8,768,202)      ($5,265,845)

Net loss to Common Stockholders                               ($2,304,211)      ($2,485,595)    ($10,509,518)      ($7,253,948)

Total assets                                                 $ 23,545,173      $ 20,814,908    $  23,545,173      $ 20,814,908

     5. LEGAL PROCEEDINGS

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

     6. SUBSEQUENT EVENTS

     The Company's current liabilities include a total of approximately $4.7 million and $1.4 million, respectively, owed to IBM de Mexico and NTFC Capital Corporation. The Company has classified all amounts as current under the note obligations due to being in technical default on both notes. As such, each lender could call their notes as immediately due and payable.

     In May 2002, the Company announced that it had renegotiated its capital lease agreement with IBM. The modification will result in a reduction in our capital lease obligations of approximately $2.3 million, and a reduction in current liabilities of approximately $4.3 million. The agreement calls for forty-two payments commencing August 1, 2002, consisting of six payments of $50,000 and thirty-six payments of $75,000.

     In May 2002, the Company entered into a Forbearance Agreement with NTFC Capital Corporation related to its capital lease facility. In exchange for a payment of approximately $500,000 NTFC agreed to release GlobalSCAPE, Inc. as a co-borrower under the facility. Additionally, NTFC agreed to waive the default of covenants until the earliest of 1) July 31, 2002, 2) a default by the Company under the Forbearance Agreement, 3) any other default under the facility by the Company or 4) the date an amended agreement is executed. Both parties have agreed to make their best efforts to negotiate the terms of an amended agreement, the purpose of which will be to restructure the current facility including the financial covenants. On June 12, 2002, the Company completed the sale of its majority ownership of GlobalSCAPE, our Internet e-commerce segment, for $2.25 million resulting in a gain. A portion of the proceeds were used to make payment to NTFC in accordance with the forbearance agreement to release GlobalSCAPE as a co-borrower on the facility.

     The Company's current liabilities also include approximately $1.3 million of equipment purchased from Northern Telecom, a subsidiary of Nortel Networks in fiscal 2001. In June 2002, the Company reached an agreement with Nortel related this payable. In return for a price reduction of $314,000 and technical support related to the equipment, ATSI has agreed to make payments over a ten-month period beginning July 15, 2002 totaling approximately $936,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SPECIAL NOTE: Certain Statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Securities Act.

     The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and nine months ended April 30, 2001 and 2002. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in the annual report on Form 10-K filed with the SEC on October 30, 2001.

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

     We also own approximately 70% of GlobalSCAPE, Inc., which is rapidly becoming a leader in electronic commerce of top Internet-based software, utilizing the Web as an integral component of its development, marketing, distribution and customer relationship strategies. On June 12, 2002, the Company completed the sale of its majority ownership of GlobalSCAPE.

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

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of April 30, 2002. Additionally, we have had recurring negative cash flows from operations with the exception of the quarters ended January 31, 1998, October 31, 2001, January 31, 2002 and April 30, 2002. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we expect improved results of operations and liquidity in the last quarter of fiscal 2002 and in fiscal 2003. However, we cannot assure you that this will be the case.

Results of Operations

     The following table sets forth certain items included in our results of operations in dollar amounts and as a percentage of total revenues for the three and nine-month periods ended April 30, 2001 and 2002.

                                             Three months ended April 30,                     Nine months ended April 30,
                                             ----------------------------                     ---------------------------
                                             2001                   2002                      2001                    2002
                                             ----                   ----                      ----                    ----
                                                                              (unaudited)
                                         $           %           $           %             $           %           $           %
                                     -----------  --------   ----------   --------    ------------  --------  ------------  --------
Operating revenues:
-------------------
  Telco Services
    Carrier services                     $7,733       67%      $10,758        74%         $15,801       59%       $30,784       73%
    Network services                        597        5%          510         3%           2,003        7%         1,786        5%
    Retail services                       1,689       15%        1,983        14%           5,088       19%         5,640       13%
  Internet e-commerce                     1,449       13%        1,335         9%           4,125       15%         3,809        9%
                                     -----------  --------   ----------   --------    ------------  --------  ------------  --------

Total operating revenues                 11,468      100%       14,586       100%          27,017      100%        42,019      100%
                                     -----------  --------   ----------   --------    ------------  --------  ------------  --------

Cost of services                          7,619       66%       11,425        78%          18,564       69%        31,926       76%
                                     -----------  --------   ----------   --------    ------------  --------  ------------  --------

Gross margin                              3,849       34%        3,161        22%           8,453       31%        10,093       24%

Selling, general and administrative
expense                                   4,498       39%        3,933        27%          13,776       51%        11,760       28%

Bad debt expense                             39        1%          (8)         0%             169        0%           106        0%

Depreciation and amortization             1,041        9%        1,205         8%           3,277       12%         3,494        9%
                                     -----------  --------   ----------   --------    ------------  --------  ------------  --------

Operating loss                           (1,729)     (15%)      (1,969)      (13%)         (8,769)     (32%)       (5,267)     (13%)

Other, net                                 (222)      (2%)        (602)       (4%)           (331)      (2%)       (1,729)      (4%)
                                     -----------  --------   ----------   --------    ------------  --------  ------------  --------

Loss before income tax expense and
minority interest                        (1,951)     (17%)      (2,571)      (17%)         (9,100)     (34%)       (6,996)     (17%)

Income tax & minority interest, net         122        1%          181         1%             186        1%           114        1%

Net loss                                 (1,829)     (16%)      (2,390)      (16%)         (8,914)     (33%)       (6,882)     (16%)

Less: preferred dividends                  (475)      (4%)         (96)       (1%)         (1,596)      (6%)         (373)      (1%)
                                     -----------  --------   ----------   --------    ------------  --------  ------------  --------

Net loss to common stockholders         ($2,304)     (20%)     ($2,486)      (17%)       ($10,510)     (39%)      ($7,255)     (17%)
                                     ===========  ========   ==========   ========    ============  ========  ============  ========

Three Months ended April 30, 2002 Compared to Three Months ended April 30, 2001

     Operating Revenues. Consolidated operating revenues increased 30% between quarters from $11.5 million to $14.6 million.

     Telco revenues (all revenues other than e-commerce) increased from $10.0 million to $13.3 million while e-commerce revenues generated by GlobalSCAPE declined by approximately $114,000 between periods.

     Carrier services revenues increased approximately $3.0 million, or 39% from the quarter ended April 2001 to the quarter ended April 2002. The increased revenue resulted from an increase in traffic from approximately 75.5 million units during the quarter ended April 30, 2001 to approximately 123.6 million units during the quarter ended April 30, 2002. The increased traffic was partially offset by reduced revenues per unit, quarter to quarter.

     Network services declined by approximately $87,000 or 15% between periods. The decline is primarily due to the net loss of two private network customers between periods. Additionally, our 800- service business declined between periods by approximately $17,000. The decline is attributed to decreased volume of units transported via our network. Units transported declined from 1.0 million to 860,000, period to period.

     Retail services revenues increased approximately $294,000 between periods. Our integrated prepaid revenues within Mexico, collected at the point of sale, increased approximately $344,000 between quarters. This increase in revenues was reduced by an approximate $50,000 decline in postpaid, primarily operated-assisted service revenues. The improved revenues between quarters resulted from our efforts to become more competitive in the products we offered as we evaluated our core business to strategically relocate communication centers to concentrated areas where growth would be realized. As for the declining operated-assisted services, management does not expect this revenue stream to contribute significantly to the Company's operating results in fiscal 2002 and beyond.

     Our Internet e-commerce services decreased approximately $114,000 between periods. The decline in revenues between quarters was due to the loss of advertising revenues, quarter to quarter and a decline in the number of registrations, quarter to quarter.

     Cost of Services. Cost of services increased as a percentage of revenue from 66% to 78%, period to period. Cost of services for e-commerce slightly increased from 4% for the quarter ended April 2001 to 8% for the period ended April 2002. The increase was a result of increased royalty expense related to GlobalSCAPE's distribution agreement with Trellix Corporation. Cost of services as a percentage of revenues on the Company's telco business increased from 75% to 85% between quarters due primarily to lower carrier services margins in the current quarter. The Company continues to try to improve its carrier services margins through reductions in variable costs and improvements realized from the installation of Nortel Passport equipment in the latter half of fiscal 2001. The increase in carrier services traffic as a percentage of overall revenues from 67% to 74%, between quarters, contributed to the increased cost of services.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $565,000, or 13% between periods. SG&A expenses associated with our e-commerce subsidiary decreased approximately $356,000, or 28% between periods due to the decline in expenses related to research and development, professional fees, recruiting and compensation expense associated with the granting of options. SG&A expenses associated with our telco operations decreased approximately 7% or $209,000 between periods and decreased as a percentage of revenues from 32% to 23%.

     Bad Debt Expense. Bad Debt Expense decreased by approximately $47,000 between periods due primarily to positive adjustments to GlobalSCAPE's bad debt during the quarter.

     Depreciation and Amortization. Depreciation and amortization increased by approximately 16% or $164,000 between periods due to equipment purchases.

     Operating Loss. The Company's operating loss increased by approximately 14% or $240,000 from the third quarter of fiscal 2001, primarily due to decreased gross margins and increased depreciation and amortization.

     Other Income(expense). Other expense increased approximately $380,000 between quarters due to the recording of additional incremental interest expense under the provision of the IBM capital lease of approximately $401,000.

     Preferred Stock Dividends. During the quarter ended April 2002, we recorded approximately $96,000 of non-cash dividends related to our cumulative convertible preferred stock. This compares favorably to the approximate $475,000 of non-cash dividends and beneficial conversion feature expense recognized during the quarter ended April 2001.

     Net loss to Common Stockholders. The net loss for the quarter ended April 2002 declined by approximately $182,000 to $2.5 million from the $2.3 million net loss for the quarter ended April 2001. The decline was due primarily to decreased gross margins and increased other expense offset somewhat by the reduced selling, general and administrative expenses.

Nine Months Ended April 30, 2002 Compared to Nine Months Ended April 30, 2001

     Operating Revenues. Consolidated operating revenues increased 56% between periods from $27.0 million for the nine months ended April 30, 2001 to $42.0 million for the nine months ended April 30, 2002. In response to the increasing demand for its services, the Company began adding capacity to both its switch and its network backbone in October 2001. The Company continues to work to increase its terminating capacity with third party carriers to process traffic outside of its own network backbone in Mexico. The net effect of our efforts during the nine months was three of the four highest quarters of revenues in our history.

     Telco revenues (all revenues other than e-commerce) increased from $23.0 million to $38.2 million while e-commerce revenues generated by GlobalSCAPE declined by approximately $316,000 between periods.

     Carrier services revenues increased approximately $15.0 million, or 95% from the nine months ended April 2001 to the nine months ended April 2002. As a result of the Company's effort to add capacity, the units transported via our network increased from approximately 171.2 million units during the period ended April 2001 to approximately 331.1 million units during the period ended April 2002.

     Network services decreased by approximately $217,000 or 11% between periods. Our 800-service business declined between periods by approximately $138,000. The decline is attributable to a decreased volume of units transported via our network. Units transported declined from 4.3 million to 3.3 million, period to period. Our private network services decreased approximately $79,000 between periods primarily due to the net loss of two customers from April 2001 to April 2002.

     Retail services revenues increased approximately $552,000 between periods. Our integrated prepaid revenues within Mexico, collected at the point of sale, increased approximately $853,000 between quarters, but were offset by an approximate $301,000 decline in postpaid, primarily operated-assisted service revenues. The improved revenues between quarters resulted from our efforts to become more competitive in the products we offered as we evaluated our core business to strategically relocate communication centers to concentrated areas where growth would be realized. As for the declining operated-assisted services, management does not expect this revenue stream to contribute significantly to the Company's operating results in fiscal 2002 and beyond.

     Our Internet e-commerce services decreased approximately $316,000, or 8% between periods. The expected elimination of advertising revenue accounted for approximately $41,000 of the decline. As for the remaining decline, it was attributed to a decline in CuteFTP site license sales between periods. This decline, however, was partially offset by the sales of a desktop web-site creation and management tool, and the introduction of CuteFTP Pro. Additionally, other product sales, such as CuteHTML, CuteMAP, and CuteZIP, increased between periods to contribute to the offset.

     Cost of Services. Cost of services increased as a percentage of revenue from 69% to 76%, period to period. Cost of services for e-commerce increased from 4% for the nine months ended April 2001 to 8% for the nine months ended April 2002. The increase was a result of increased royalty expense related to GlobalSCAPE's distribution agreement with Trellix Corporation. Cost of services as a percentage of revenues on the Company's telco business increased from 80% to 83% between periods. The Company continues to try to improve its carrier services margins through reductions in variable costs and improvements realized from the installation of Nortel Passport equipment in the latter half of fiscal 2001. The increase in carrier services traffic as a percentage of overall revenues from 59% to 73%, between periods, contributed greatly to the increased cost of services.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $2.0 million, or 15% between periods. SG&A expenses associated with our e-commerce subsidiary decreased approximately $1.4 million, or 33% between periods due to the decline in expenses related to research and development, recruiting, professional fees and compensation expense associated with the granting of stock options. SG&A expenses associated with our telco operations decreased approximately 6% or $586,000 between periods. This improvement resulted from management's efforts to cut excess spending by each department. Also, during the quarter ended October 2000, telco operations recognized significant expenses related to severance packages, professional fees associated with the Genesis transaction, and strategic research services. As a percentage of revenues, telco SG&A declined from 42% to 23% period to period.

     Bad Debt Expense. Bad Debt Expense declined by approximately 37% or $63,000 between periods due primarily to the decline in the Company's postpaid call services business between periods and positive adjustments to GlobalSCAPE's bad debt. These improvements were partially offset by approximately $37,000 of expense related to one of our carrier service customers.

     Depreciation and Amortization. Depreciation and amortization increased by approximately 7% or $217,000 between periods due to equipment purchases.

     Operating Loss. The Company's operating loss improved significantly by approximately 40% or $3.5 million period to period, primarily due to increased revenues and consequently increased gross margins and reductions in selling, general and administrative expenses.

     Other Income(expense). Other expense increased approximately $1.4 million between periods primarily due to three factors. First, during the quarter ended January 2001, the Company recognized a gain of $500,000 related to the settlement of a litigation case with one of our carrier customers. Secondly, during the nine months ended April 30, 2001, the Company recognized a gain related to the extinguishment of a liability for approximately $184,000. Finally, during the nine months ended April 30, 2002, the Company recognized approximately $1.0 million of additional interest expense under the provision of the IBM capital lease.

     Preferred Stock Dividends. During the nine months ended April 30, 2002, we recorded approximately $373,000 of non-cash dividends related to our cumulative convertible preferred stock. This compares favorably to the approximate $1.6 million of non-cash dividends and beneficial conversion feature expense recognized during the nine months ended April 2001.

     Net loss to Common Stockholders. The net loss for the nine months ended April 2002 improved by approximately $3.3 million to $7.2 million from the $10.5 million net loss for the nine months ended April 2001. The improvement was due primarily to a significant increase in revenues, which improved our gross margin dollars. Additionally, the reduction in selling, general and administrative expenses and preferred dividends contributed to our improved net loss to stockholders between periods.

Liquidity and Capital Resources

     During the nine months ended April 30, 2002, we generated positive cash flows from operations of approximately $1.7 million. The Company was able to generate this positive cash flow from operations by reducing the net loss incurred during the period, shortening the cash conversion cycle of customer receivables, and working with vendors related to payments. As a result, the Company had the ability to operate with minimal assistance from private equity placements or issuances of debt.

     For the nine months ended April 30, 2002, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation, provision for losses on accounts receivable and minority interest), we had a net loss of approximately $3.5 million. Management of the operating assets and liabilities, which consist mainly of collections on accounts receivable and payments made on outstanding payables and accrued liabilities, produced positive cash flows of approximately $5.2 million, resulting in positive operating cash flows for the period of $1.7 million. By generating positive cash flows during the nine months ended April 30, 2002, we improved over the nine months ended April 30, 2001 by $5.6 million or 142% in operating cash flows. Due primarily to the positive operating cash flows produced during the first nine months of fiscal 2002, our net loss, after adjustments for non-cash items, improved over the nine months ended April 30, 2001, when our net loss, after adjustments for non-cash items, was $4.9 million.

     Although we were able to produce positive cash flows from operations during the quarters ended October 31, 2001, January 31, 2002 and April 30, 2002, we must produce positive cash flows on a recurring basis, and reduce or eliminate our working capital deficit. Until that time, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service our debt requirements, or to purchase equipment to be used in the growth of our business. Should our available funds not be sufficient to pay vendors and suppliers, to service debt requirements and purchase equipment, we will need to continue to raise additional capital. As noted in the risk factors of the Form 10-K filed with the SEC on October 30, 2001, we have not always paid all of our suppliers on time. Some of these suppliers are critical to our operations. These suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future.

     During the nine months ended April 30, 2002, the Company acquired approximately $854,000 in equipment which was not financed through capital lease or financing arrangements. Additional cash outflows included the payment of approximately $510,000 towards our capital lease obligations and an additional $65,000 towards debt.

     During the nine months ended April 2002, we received cash proceeds, net of issuance costs, of approximately $180,000 from the issuance of common stock as a result of an investment option exercise. These funds along with the cash flows generated from operations were used to pay payables, to make payments on our debt and capital lease obligations, and to purchase additional equipment used in our network operations.

     Overall, the Company's net operating, investing and financing activities during the nine months ended April 2002 provided approximately $401,000 in cash flows. The Company's working capital deficit at April 30, 2002 was approximately $13.6 million. This represents an increase of approximately $4.3 million from the working capital deficit of $9.3 million at July 31, 2001. The Company's current liabilities include a total of approximately $4.7 million and $1.4 million, respectively, owed to IBM de Mexico and NTFC Capital Corporation. The Company classified all amounts as current under the note obligations due to being in technical default on both notes.

     In May 2002, the Company announced that it had renegotiated its capital lease agreement with IBM. The modification will result in a reduction in our capital lease obligations of approximately $2.3 million, and a reduction in current liabilities of approximately $4.3 million. The agreement calls for forty-two payments commencing August 1, 2002, consisting of six payments of $50,000 and thirty-six payments of $75,000.

     In May 2002, the Company entered into a Forbearance Agreement with NTFC Capital Corporation related to its capital lease facility. In exchange for a payment of approximately $500,000 NTFC agreed to release GlobalSCAPE, Inc. as a co-borrower under the facility. Additionally, NTFC agreed to waive the default of covenants until the earliest of 1) July 31, 2002, 2) a default by the Company under the Forbearance Agreement, 3) any other default under the facility by the Company or 4) the date an amended agreement is executed. Both parties have agreed to make their best efforts to negotiate the terms of an amended agreement, the purpose of which will be to restructure the current facility including the financial covenants. On June 12, 2002, the Company completed the sale of its majority ownership of GlobalSCAPE, our Internet e-commerce segment, for $2.25 million resulting in a gain. A portion of the proceeds were used to make payment to NTFC in accordance with the forbearance agreement to release GlobalSCAPE as a co-borrower on the facility.

     The Company's current liabilities also include approximately $1.3 million of equipment purchased from Northern Telecom, a subsidiary of Nortel Networks in fiscal 2001. In June 2002, the Company reached an agreement with Nortel related to this payable. In return for a reduction of $314,000 in the price of the equipment and additional technical support related to the equipment, ATSI has agreed to make payments over a ten-month period beginning July 15, 2002 totaling approximately $936,000.

     The Company's current obligations also include approximately $437,000 owed to the former owners of Grupo Intelcom, S.A. de C.V., the entity purchased by the Company in July 2000 and through which the Company obtained its Mexican long distance concession. Additionally, the Company has current notes payable of $603,000.

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

Inflation/Foreign Currency

     Inflation has not had a significant impact on the Company's operations. With the exception of revenues from the Company's communication centers and payphones, almost all of the Company's revenues are generated and collected in U.S. dollars. Integrated prepaid services from the Company's communication centers and payphones are provided at the time of the call in exchange for cash payment, so the Company does not maintain receivables on its books that are denominated in pesos. In an effort to reduce foreign currency risk, the Company attempts to convert pesos collected to U.S. dollars quickly and attempts to maintain minimal cash balances denominated in pesos. Some expenses related to certain services provided to the Company are incurred in foreign currencies, primarily Mexican pesos. The devaluation of the Mexican peso over the past several years has not had a material adverse effect on the Company's financial condition or operating results.

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

Exhibit Number

11   Computation of Earnings per Share (Exhibit to this Form 10-Q filed June 14,
2002)

     (b) Current Reports on Form 8-K.

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            ATSI COMMUNICATIONS, INC.
                                  (Registrant)

Date:   June 14, 2002                    By:    /s/H. Douglas Saathoff
                                                --------------------------------
                                         Name:  H. Douglas Saathoff
                                         Title: Chief Financial Officer