Form 10-K
period 2002-07-31
ATSI COMMUNICATIONS INC/DE
filed 2003-02-03
CIK 1014052

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-K

    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended July 31, 2002

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

                             -----------------------
       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No_____

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.   [_]

         The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant at January 14, 2003, was approximately $8,019,563. There were 103,638,690 shares of Common Stock outstanding at January 14, 2003, and the closing sales price on the American Stock Exchange for our Common Stock was $0.08 on such date.

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
                                                          PART I

Item 1.  Business ..............................................................................................     3
          Overview and Recent Developments .....................................................................     3
          Strategy and Competitive Conditions ..................................................................     4
          Retail Distribution Network ..........................................................................     6
          Services and Products ................................................................................     7
               Carrier Services ................................................................................     7
               Network Services ................................................................................     8
               Retail Services .................................................................................     9
          Network ..............................................................................................     9
          Licenses/Regulatory ..................................................................................    10
          Employees ............................................................................................    12
          Additional Risk Factors ..............................................................................    12
Item 2.  Properties ............................................................................................    23
Item 3.  Legal Proceedings .....................................................................................    23
Item 4.  Submission of Matters to a Vote of Security Holders ...................................................    24

                                                         PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .................................    24
Item 6.  Selected Financial and Operating Data .................................................................    26
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .................    26
          General ..............................................................................................    27
          Results of Operations ................................................................................    27
          Liquidity and Capital Resources ......................................................................    35
          Inflation/Foreign Currency ...........................................................................    37
          Seasonality ..........................................................................................    37
          Market Risk ..........................................................................................    37
Item 8.  Financial Statements and Supplementary Data ...........................................................    39
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures .................    78

                                                         PART III

Item 10. Directors and Officers of the Registrant ..............................................................    79
Item 11. Executive Compensation ................................................................................    82
Item 12. Security Ownership of Certain Beneficial Owners and Management ........................................    85
Item 13. Certain Relationships and Related Transactions ........................................................    86

                                                         PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......................................    87

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

                                    PART I.

ITEM I.      BUSINESS

Overview and Recent Developments

       We are a telecommunications provider, focusing on the market for carrier and retail services between the United States and Latin America, and within Latin America. Most of our current operations involve services between the U.S. and Mexico or within Mexico. We own various transmission facilities and lease facilities of other providers as necessary to complete our network. Specifically, we own teleports, which are the earth stations where satellite transmission and receiving equipment are located, and switches, which are computers which route calls to their intended destination by opening and closing appropriate circuits. Historically, we have leased fiber optic cable and satellite capacity to connect our teleports and switches in the United States to our teleports and switches in Mexico and other Latin countries, and rely on other carriers to complete the long distance portion of our traffic within the U.S. and Mexico. During fiscal 2003, we anticipate beginning the installation of a Voice over Internet Protocol (VoIP) network which will allow us to further expand the outreaches of our current network, reduce fixed costs, speed up provisioning of new customers and provide us with greater flexibility. The installation of the VoIP network is contingent upon our ability to obtain equity or debt financing to purchase the necessary equipment.

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

       We have had operating losses for almost every quarter since we began operations in 1994. The auditor's opinion on our financial statements as of July 31, 2002 calls attention to substantial doubts about our ability to continue as a going concern. This means that they question whether we can continue in business. We have experienced difficulty in paying our vendors and lenders on time in the past, and may continue to experience difficulty in the future. If we are unable to pay our vendors and lenders on time, they may stop providing critical services or repossess critical equipment that we need to stay in business. In recent months we have made a number of decisions to allow us to conserve our resources including the termination of a number of employees both at the corporate level as well as in Mexico and reducing and then eventually idling our carrier network capacity.

       Our principal operating subsidiaries are:

  .           ATSI Comunicaciones, S.A. de C.V. or ATSI Comunicaciones, which we acquired in 2000, possesses a concession from the Mexican government to provide long distance services and the right to interconnect with local providers in Mexico;

  .           American TeleSource International de Mexico, S.A. de C.V. or
       ATSI-Mexico, which was formed in 1995 to support our operations in Mexico, and perform regulatory, sales, marketing, planning, and technical maintenance services; this subsidiary possesses a comercialazidora license;

  .           Sistema de Telefonia Computarizada, S.A. de C.V. or Sistecom,
       which we acquired in August 1997; at year-end this subsidiary owned 125 communication centers in 63 cities in Mexico;

  .           Servicios de Infraestructura, S.A. de C.V. or Sinfra, which we acquired in June 1997; this subsidiary owns certain transmission equipment and valuable long term licenses in Mexico;

  .           TeleSpan, Inc. which was formed in February 1998 to transport our carrier and network services traffic between the U.S. and Latin America

Recent Developments

       During our fiscal year ending July 31, 2002, we:

       .      Hired Stephen M. Wagner as President and Chief Operating Officer

       . Signed strategic deals in Mexico with four other concessionaires (including Telefonos de Mexico, S.A. de C.V. (Telmex) and a CLEC (competitive local exchange carrier).

       .      Restructured our debt agreements with IBM and GE Capital

       . Upgraded switching platform in Dallas through the installation of a Nortel Supernode

       . Sold our majority ownership of GlobalSCAPE, Inc., an e-commerce entity which was not vital to our core business

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

       At the same time that Latin American markets have been opening up, the demand for telecommunications services between the United States and Latin America (particularly Mexico) has been strengthened by:

       .      the rapid growth of the Latino segment of the United States population
       .      Mexico's status as the # 1 calling partner with the United States
       .      increase in trade and travel between Latin America and the United
              States
       .      the build-out of local networks and corresponding increase in the number of telephones in homes and businesses in Latin countries
       .      proliferation of communications devices such as faxes, mobile phones, pagers, and personal computers
       .      declining rates for services as a result of increased competition.

       Our strengths include our knowledge of, and relationships within, the telecommunications industry in the United States and certain countries within Latin America. Our management and employees have in-depth knowledge of the Mexican culture, business environment and telecommunications industry. As a result, we have been able to produce steadily increasing volumes of communications traffic between the United States and Mexico, and have been able to obtain several key licenses that allow us to both generate and carry traffic within Mexico. It has always been our strategy to build a customer base first, and then smart-build a network underneath those customers' calling patterns in an effort to maximize returns on invested capital. Technological advances have provided emerging carriers with the means to provide high quality transmission on a cost-effective basis. Most notably, we as well as other emerging carriers now use packet switching technology, which is a method of transmitting telecommunications traffic by breaking the information into packets. The packets can then be organized in a way that permits the information to be transmitted over long distances more quickly and using less capacity than traditional methods. The packets are reassembled at the receiving end to re-create the message. We have also incorporated asynchronous transfer mode or "ATM" technology into our network. ATM is a high-speed, packet switching technology that allows voice, facsimile, video and data packets to be carried simultaneously on the same network.

       We have focused most of our efforts on Mexico. As regulatory and market conditions permit, we would like to provide services throughout Latin America.

       Strategy and Competitive Conditions - Mexican Market. Telefonos de Mexico (or Telmex) had a legal franchise to control the entire market for local and long distance telecommunications in Mexico until June of 1995, when new laws began to open the market to competition. This means that Telmex owned or controlled all of the physical infrastructure needed to transport telecommunications traffic, including the local network of telephone lines to homes and business in a given area, and the long distance network of lines between the local networks. In January 1997, the Mexican government began granting licenses to provide long distance service to competing companies, and has licensed at least 21 new long distance providers. Two of these license holders are Mexican based affiliates of top tier U.S. carriers MCI/Worldcom and AT&T. Although the Mexican government has also licensed additional local competitors, the build out of additional local infrastructure is just beginning, and the local network in Mexico is still dominated by Telmex. We began assembling a framework of licenses, reciprocal services agreements with other carriers, other service agreements, network facilities, and distribution channels in Mexico, in 1994, in anticipation of the demonopolization of this market. In 1994, we began providing private network services between the U.S. and Mexico via satellite. Since then, we have established a retail distribution network in Mexico through the acquisition and/or installation of public payphones and communication centers and have entered the U.S. market for carrier termination services to Mexico. We have also invested in our own transmission facilities, beginning in 1994 with satellite teleport equipment and in the last several years the acquisition of a new Nortel International Gateway Switch and the deployment of packet switching technology in our network. As true competition has emerged in Mexico, we have been able to negotiate increasingly more favorable rates for local network access and long distance services with the newly licensed long distance carriers. In fiscal year 2000 we secured our own long distance license, which will permit us to interconnect directly with the local network and build out our own long distance network, further reducing our costs. We believe that our establishment of a solid framework of licenses, proprietary network and favorable services agreements have positioned us to take advantage of the benefits to be reaped as the Mexican telecommunications industry enters a truly competitive phase. We believe that we have a clear competitive advantage over pure resellers, and that we have overcome significant hurdles that are a barrier to entry in this market even for large carriers. We intend to use our framework to capture increased amounts of the communications traffic in the Mexican market.

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

       Carrier. The U.S. market for termination to Mexico has become increasingly dynamic as competition, call volumes and industry capacity along U.S. -Mexico routes have all increased. Although the volume of carrier services minutes we transmitted to Mexico increased during fiscal year 2002, downward pricing pressure in this market resulted in a less than proportional increase in revenues. We expect that the market will continue to experience downward pricing pressures. Additionally, we plan to explore ways to exploit our carrier services operation without the investment of significant new resources (see Telco Services - Carrier Services).

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

       Communication centers. Communication centers, formerly called casetas, are calling centers strategically located to serve travelers and the large population of the country who typically do not have personal telephones. Communications centers are a widely recognized and utilized medium in Mexico, but do not currently have a real equivalent in the U.S. Our centers have traditionally offered local, domestic Mexico and international long distance calling and two years ago, we began offering additional enhanced services such as prepaid and Internet services. We are the largest communication center operator in Mexico with approximately 125 communication centers in 63 cities, at year-end, operating under the trade name "Computel(TM)". Each location employs at least one attendant, who processes calls, monitors call duration, collects money and runs daily reports on call activity. As compared to public pay telephones, our centers offer privacy and comfort as well as the personalized attention needed by customers who are not accustomed to using a telephone. Key factors favoring us over competing communication centers operators are the well-recognized Computel name, a reliable platform and billing system, the provision of facsimile services (which are not offered by many other operators) and a larger distribution network. The next largest competitor in Mexico has only 70 locations. Using these communication centers as the cornerstone, we intend to further increase our retail presence in Mexico and the U.S.

       Pay Telephones. We also own and operate approximately 370 pay telephones in various Mexican cities and resort areas, including Acapulco, Cancun, Cozumel, Mazatlan, Puerto Vallarta, Tijuana, Huatulco, Puerto Escondido, Cabo San Lucas, and Puerto Angel. All of our pay telephones are "intelligent" phones, meaning that certain features are fully automated, reducing operating costs. Our telephones accept pesos and U.S. quarters. Subsequent to year-end, we entered into a management services agreement, with a former employee, to manage our public pay telephone business.

Services and Products

       In the presentation of our historical financial results, we have divided our revenues into three categories: Carrier services, network services and retail services.

Carrier Services

       We offer termination services to U.S. and Latin American carriers who lack transmission facilities, require additional capacity or do not have regulatory permission to terminate traffic in Mexico. Revenues from this service accounted for approximately 65% of our overall revenues in fiscal 2000, approximately 74% in fiscal 2001 and 81% in fiscal 2002. The percentage of our total volume of carrier services traffic sent by customers can fluctuate dramatically, on a quarterly, and sometimes, daily basis. Historically, a handful of customers have accounted for a majority of the total carrier services volume, although not necessarily the same customers. In general, our agreements with these customers do not require significant volume commitments from them, so they are free to re-route their traffic away from us to a lower priced carrier at will. While we are the primary route choice for certain customers and certain segments of some customer's traffic, we are a secondary route choice for other customers, meaning that they send us their overflow traffic if their primary route choice does not have sufficient capacity to meet their demand. The volume of this overflow traffic may fluctuate dramatically from day to day. During fiscal 2001 we had two customers and during fiscal 2002 we had one customer, respectively, whose traffic accounted for more than 10% of our consolidated revenues. Through the high quality and reliability of our service and the underlying infrastructure we were able to maintain the combined volume of traffic carried with these large customers during a period in which the market continued to experience downward pricing pressure. This pricing pressure is due to a combination of several factors, most notably an increase in the activation of fiber optic cable along U.S.-Mexico routes and regulatory changes which permitted the top tier carriers to lower their international carrier services rates. Therefore, although we experienced significant increased volumes in this line of business during the year, the increased additional revenue was not proportional. Additionally, we believe we can create opportunities to transport traffic for Mexican carriers. We should be able to use the increased volumes to negotiate more favorable termination costs in Mexico, and with the receipt of our Mexican long distance license, we should be able to cut our costs for carrying this traffic by further extending our own network facilities in Mexico.

     Over the last few quarters, as the telecommunications sector has continued to suffer financially and operationally, we have seen a trend towards more and more of our carriers requiring substantial deposits and or prepayments. As a result, in December 2002, we were forced to idle our network until such time as we can secure letters-of-credit or obtain sufficient cash to meet the prepayments and deposit requirements of many of our carriers. Since that time we have not been carrying any carrier traffic and have not generated any revenues related to this product.

     We occupy a unique position in the market for carrier services. Our unique licenses from the Mexican government allow us to transport traffic from the United States to Mexico as data/IP or packetized data and outside of the International Settlement Policy, which is the international accounting and settlements policy governing the methods that U.S. and foreign carriers use to settle the cost of carrying traffic over each other's network. The International Settlements Policy causes other concessionaires to charge higher rates than they might otherwise charge. Additionally, the receipt of our Mexican long distance license should help with a historical disadvantage we had when competing with several of these larger carriers. At the other end of the spectrum, we compete with numerous small companies who illegally carry traffic into and within Mexico. These companies do not pay the fees charged by Mexican-licensed carriers and are therefore able to offer very low prices. However, these companies do not typically own their own transmission facilities, and are not able to control costs or transport large volumes of traffic as effectively as us for long periods of time because they may also be subject to having their operations shut down by Mexican regulators.

     We believe that we have less than 1% of the market for carrier termination services. See our Risk Factor captioned "We may not successfully compete with others in the industry" for additional description of the competition in this market.

Network Services

     We offer private communications links for multi-national and Latin American corporate or enterprise customers who use a high volume of telecommunications services and need greater dependability than is available through public networks. These services include data, voice, and fax transmission as well as Internet. During fiscal 2001 and 2002, we did not devote significant resources toward the development of this business in Mexico.

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

Retail Services

     Our principal retail services product during fiscal 2001 and 2002 was integrated prepaid services, which are generated by calls processed by us without live or automated operator assistance. A majority of these calls were generated by our payphones and communication centers in Mexico in exchange for immediate cash payment in pesos.

     In Mexico, we compete with other companies who have a comercializadora license for integrated prepaid traffic. The comercializadora license allows companies to interconnect with the local telecommunications infrastructure in order to resell local and long distance services from public telephones or calling stations.

     An additional product is operator-assistance for international collect, person-to-person, third party, calling card and credit card calls originating in Mexico. Again the primary sources of demand for operator assistance are our pay telephones and communication centers in Mexico.

     Our postpaid services product has declined due to lower volumes of operator-assisted calls originating in Mexico and terminating in the U.S, new services such as prepaid cellular being introduced into the market by our competitors, and Mexican cellular providers introducing the concept of "calling party pays." In spite of these declines we believe our owned retail distribution network will continue to generate call services traffic. Competition for traffic from third parties in this market revolves largely around the amount of commissions the operator services provider is willing to pay. We are currently focusing more on improving our profitability rather than simply generating additional revenues, and we have therefore lost ground to competitors willing to accept lower profit margins by paying higher commissions. However, we believe we have a reputation as a reliable provider, and we are also able to offer the value-added service of intelligent pay telephones in hotel lobbies.

     Other than Telmex we compete with BBG Communications, Servitel, Sendetel, Ahorratel and Modutel in the Call Services area.

     We believe that we have less than 1% of the market for retail services.

Network

     We have established a technologically advanced network capable of using both satellite and fiber optic cable to transmit telecommunications traffic between the U.S. and Mexico. Our network incorporates ATM technology, which is compatible with other transmission technologies such as frame relay and Internet protocols, permitting us to explore even more cost-effective transmission methods in the future. See page 4, "Strategy and Competitive Conditions" for a description of ATM technology. Frame relay is a method of allocating capacity on demand so that a customer's needs may be filled with less capacity than the traditional system of dedicating a certain amount of capacity to a particular purpose. Internet protocol refers to a method of organizing information such that it may be carried on the Internet. Our network also employs compression technology to carry greater volumes on the same facilities.

     Historically, our strategy has been to lease the fiber optic capacity to access major metropolitan areas in Mexico and satellite to access semi-rural and smaller metropolitan areas. If there is a problem in either portion of the network, we will be able to minimize service interruptions by transferring traffic to the other portion until the problem is resolved. During fiscal 2003, we plan to enhance our existing network with the purchase of VOIP gear, which will allow us to reduce our fixed costs as well as increase the flexibility of the network. The installation of the VoIP network is contingent upon our ability to obtain equity or debt financing to purchase the necessary equipment.

     Historically, we have leased fiber capacity from third parties, primarily Bestel USA, Inc. and Iusacel, S.A. de C.V. and satellite capacity on the Mexican satellites Solidaridad I and II, from COMSAT, S.A. de C.V. or "COMSAT. ATSI has leased a fixed amount of capacity from each of these vendors for a fixed monthly price. Each of these vendors has the right to terminate service for non-payment. Subsequent to year-end, Bestel USA, Inc. terminated service on our fiber route to Mexico City due to non-payment. While we have maintained our fiber capacity with Iusacel, S.A. de C.V. into Monterrey, we are not currently using this capacity. In November 2002, we began leasing satellite capacity directly from SATMEX or Satelites Mexicanos, S.A. de C.V.

     We own switching and other equipment in the U.S. and Mexico. In April 1999, we began using our new Nortel DMS 300/250 International Gateway Switch in our Dallas location. This advanced switch will permit us to deploy the new retail and wholesale products that are key to our competitive strategy. During fiscal 2002, we purchased and installed a super node in our Dallas location - increasing the capabilities of our existing switch.

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

     Like the United States, Mexico is in the process of revising its regulatory scheme consistent with its new competitive market. Various technical and pricing issues related to connections between carriers are the subject of regulatory actions, which will effect the competitive environment in ways we are not able to determine at this time.

 Other Foreign Countries

     In addition to Mexico, we had operations in Costa Rica and El Salvador. The telecommunications markets in these countries are in transition from monopolies to functioning, competitive markets. We have established a presence in those countries by providing a limited range of services, and intend to expand the services we offer as regulatory conditions permit. We do not believe that any of our current operations in those countries require licensing, and we believe we will be in compliance with applicable laws and regulations governing our operations in those countries. In October 2002 we completed the sale of a handful of network services customers reducing our operations in Costa Rica.

Employees

     At January 15, 2003, we (excluding ATSI-Mexico) had 6 employees, all of whom performed operational, technical and administrative functions.

     We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

     At December 15, 2002, ATSI-Mexico had 358 full-time employees of whom 310 were operators and 48 performed sales, marketing, operational, technical and administrative functions. A portion of ATSI-Mexico's employees, chiefly operators, belong to a union.

ADDITIONAL RISK FACTORS

     The purchase of our common stock is very risky. You should not invest any money that you cannot afford to lose. Before you buy our stock, you should carefully read our entire 10-K. We have highlighted for you below all of the material risks to our business of which we are aware.

                           RISKS RELATED TO OPERATIONS

..  Our auditors have questioned our viability

     Our auditors' opinion on our financial statements as of July 31, 2002 calls attention to substantial doubts as to our ability to continue as a going concern. This means that they question whether we can continue in business. If we cannot continue in business, our common stockholders would likely lose their entire investment. Our financial statements are prepared on the assumption that we will continue in business. They do not contain any adjustments to reflect the uncertainty over our continuing in business.

..    We expect to incur losses, so if we do not raise additional capital we may go out of business

     We have never been profitable and may not become profitable in the near future. We have invested and will continue to invest money in our network and personnel in order to maintain and develop the infrastructure we need to compete in the markets for our services and achieve profitability. Our investment in our network may not generate the savings and revenues that we anticipate because of a variety of factors, such as:

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

     As of July 31, 2002, we had negative working capital of approximately $13.2 million. In order to maintain our financial position going forward it will be necessary for us to raise funds necessary to cover our recurring negative cash flows from operations. We cannot estimate what that amount will be with reasonable certainty. For the twelve months ended July 31, 2002, our negative cash flows from operations prior to debt service and capital expenditures were approximately $519,000. Conservatively, we will need to be able to raise similar capital over the next nine to twelve months.

..    We must expand and operate our network

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

     When we expand our network, we will incur additional fixed operating costs that will exceed revenues until we generate additional traffic. We may not be able to expand our network in a cost-effective manner, generate additional revenues, which cover or exceed the expansion costs or operate the network efficiently.

     Our network and operations face risks that we cannot control, such as damages caused by fire, power loss and natural disasters. Any failure of our network or other systems our hardware could damage our reputation, result in loss of customers and harm our ability to obtain new customers.

..    It is difficult for us to compete with much larger companies such as AT&T,
     Sprint, MCI-Worldcom and Telmex

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

..    Competition could harm us

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

..    Competition in Mexico is increasing

     Mexican regulatory authorities have granted concessions to 21 companies, including Telmex, to construct and operate public, long distance telecommunications networks in Mexico. Some of these new competitive entrants have as their partners major U.S. telecommunications providers including AT&T (Alestra), MCIWorldcom (Avantel) and Verizon. (Iusatel). Mexican regulatory authorities have also granted concessions to provide local exchange services to several telecommunications providers, including Telmex and Telefonia Inalambrica del Norte S.A. de C.V., Megacable Comunicaciones de Mexico and several of Mexico's long distance concessionaires. We compete or will compete to provide services in Mexico with numerous other systems integration, value-added and voice and data services providers, some of which focus their efforts on the same customers we target. In addition to these competitors, recent and pending deregulation in Mexico may encourage new entrants.

     Moreover, while the WTO Agreement could create opportunities to enter new foreign markets, the United States' and other countries' implementation of the WTO Agreement could result in new competition from operators previously banned or limited from providing services in the United States. This could result in increased competition, which could materially and adversely affect our business, financial condition and results of operations.

..    Our Mexican facilities-based license poses risks

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

..    The telecommunications industry has been characterized by steady technological change. We may not be able to raise the money we need to acquire the new technology necessary to keep our services competitive.

     To complete successfully in the carrier and retail services markets, we must maintain the highest quality of service. Therefore we must continually upgrade our network to keep pace with technological change. This is expensive, and we do not have substantial resources that our large competitors have.

..    We may not be able to collect large receivables, which could create serious cash flow problems

     From time to time some of our carrier services network customers generate large receivable balances. We incur substantial direct costs to provide this service since we must pay our carriers to terminate these calls. If a customer fails to pay a large balance on time, our cash flow may be substantially reduced and we would have difficulty paying our carriers on time. If our carriers suspend services to us, it may affect all our customers.

..    We may not be able to pay our suppliers on time, causing them to discontinue critical services

     We have not always paid all of our suppliers on time due to temporary cash shortfalls. Our critical suppliers are SATMEX for satellite transmission capacity and various Mexican and U.S. long distance companies to complete the intra-Mexico and intra-U.S. long distance portion of our calls. For fiscal 2002, the monthly average amount due to these suppliers as a group was approximately $2.9 million. Critical suppliers may discontinue service if we are not able to make payments on time in the future. In addition, equipment vendors may refuse to provide critical technical support for their products if they are not paid on time under the terms of support arrangements. Our ability to make payments on time depends on our ability to raise additional capital or improve our cash flow from operations.

..    We may not be able to make our debt payments on time or meet financial covenants in our loan agreements, causing our lenders to repossess critical equipment

     We purchased some of our equipment with borrowed money. This equipment includes our DMS 250/350 International gateway switch from Nortel, additional DMS equipment from Nortel and certain equipment in Mexico from IBM. Under our restructured debt agreements we are required to pay these three lenders approximately $186,000 on a monthly basis. The Notes to our Consolidated Financial Statements included in this Form 10-K include more information about our equipment, equipment debt and capital lease obligations. The lenders have a security interest in the equipment to secure repayment of the debt. This means that the lenders may take possession of the equipment and sell it to repay the debt if we do not make our payments on time. We have not always paid all of our equipment lenders on time due to temporary cash shortfalls. These lenders may exercise their right to take possession of certain critical equipment if we are not able to make payments on time in the future. Our ability to make our payments on time depends on our ability to raise additional capital or improve our cash flow from operations. We are in default of our Nortel switch loan agreement as of the end of our fiscal year, July 31, 2002, due to our failure to meet financial covenants related to revenues, gross margins and EBITDA. We have had ongoing conversations with our lender about re-setting the covenants but have not as of the date of this filing finalized new covenants. Subsequent to July 31, 2002 we have not made quarterly payments totaling approximately $282,000. Accordingly, we have accounted for this capital lease as a current liability in our accompanying consolidated financial statements. For more information on this default, you should see the Liquidity and Capital Resources section of this 10-K for the year ending July 31, 2002. As of January 31, 2003, we had not yet made payments totaling approximately $325,000 related to our capital lease with IBM. For more information on our other loans and capital leases you should see the footnotes of this 10-K for the year ended July 31, 2002.

..    A large portion of our revenue is concentrated among a few customers, making us vulnerable to sudden revenue declines

     At year-end, our revenues from carrier services comprised about 81% of our total revenues. The volume of business sent by each customer fluctuates, but this traffic is often heavily concentrated amongst a handful of customers. During some periods in the past, two of these customers have been responsible for 60%-80% of this traffic. Generally, our customers are able to re-route their traffic to other carriers very quickly in response to price changes. If we are not able to continue to offer competitive prices, these customers will find some other supplier and we will lose a substantial portion of our revenue very quickly. In addition, mergers and acquisitions in our industry may reduce the already limited number of customers for our carrier services.

..    We may not be able to lease transmission facilities we need at cost-effective rates

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

..    The carriers on whom we rely for intra-Mexico long distance may not stay in business leaving us fewer and more expensive options to complete calls

     There are only 21-licensed Mexican long distance companies, and we currently have agreements with five of them. If the number of carriers who provide intra-Mexico long distance is reduced, we will have fewer route choices and may have to pay more for this service.

..    We may have service interruptions and problems with the quality of transmission, causing us to lose call volume and customers

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

..    Changes in telecommunications regulations may harm our competitive position

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

..    Regulators may challenge our compliance with laws and regulations causing us considerable expense and possibly leading to a temporary or permanent shut down of some operations

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

..    Our operations may be affected by political changes in Mexico and other
     Latin American countries

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

..    If the value of the Mexican Peso declines relative to the Dollar, we will have decreased revenues as stated Dollars

     Approximately 15% of ATSI's revenue is collected in Mexican Pesos. If the value of the Peso relative to the Dollar declines, that is, if Pesos are convertible into fewer Dollars, then our revenues, which are stated in dollars, will decline. We do not engage in any type of hedging transactions to minimize this risk and do not intend to do so.

                           RISKS RELATED TO FINANCING

..    The terms of our preferred stock include disincentives to a merger or other change of control, which could discourage a transaction that would otherwise be in the interest of our stockholders

     In the event of a change of control of ATSI, the terms of the Series D Preferred Stock permit the holder to choose either to receive whatever cash or stock the common stockholders receive in the change of control transaction as if the Series D stock Preferred Stock had been converted, or to require us to redeem the Series D Preferred Stock at $1,560 per share. If all 742 shares currently outstanding were outstanding at the time of a change of control, this could result in a payment to the holder of approximately $1.2 million. The possibility that we might have to pay this large amount of cash would make it more difficult for us to agree to a merger or other opportunity that might arise even though it would otherwise be in the best interest of the stockholders.

..    We may have to redeem the Series D and Series E Preferred Stock for a substantial amount of cash, which would severely restrict the amount of cash available for our operations.

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

     Second, if we refuse to honor a conversion notice or a third party challenges our right to honor a conversion notice by filing a lawsuit, the holder may require us to redeem any shares it then holds for $1,270 per share. If all 742 shares currently outstanding were outstanding at the time of redemption, this would result in a cash payment of approximately $942,000 plus accrued and unpaid dividends. If we were required to make a cash payment of this size, it would severely restrict our ability to fund our operations. On January 26, 2003 we received a demand letter from the Series D holder requesting that we redeem all of their outstanding shares.

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

     While we have not received a formal demand letter from the holder of the Series E Preferred Stock requesting redemption we have received conversion notices for which we have not issued common stock.

..    We may redeem our preferred stock only under certain circumstances, and redemption requires us to pay a significant amount of cash and issue additional warrants; therefore we are limited as to what steps we may take to prevent further dilution to the common stock if we find alternative forms of financing

     We may redeem the Series A Preferred Stock only after the first anniversary of the issue date, and only if the market price for our common stock is 200% or more of the conversion price for the Series A Preferred Stock. The redemption price for the Series A stock is $100 per share plus accrued and unpaid dividends. We may redeem the Series D Preferred Stock only if the price of our common stock falls below $9.00, the price on the date of closing the Series D Preferred Stock. The redemption price is $1,270 per share, plus accrued but unpaid dividends, plus an additional warrant for the purchase of 150,000 shares of common stock at a price of $4.37 per share. Subject to certain conditions, we have the right to redeem the Series E Preferred Stock if, at any time after October 11, 2001, on any trading day and for a period of 20 consecutive trading days prior thereto, the closing bid price is less than $1.24. In the event that we are able to find replacement financing that does not require dilution of the common stock, these restrictions would make it difficult for us to "refinance" the preferred stock and prevent dilution to the common stock.

                  RISKS RELATING TO MARKET FOR OUR COMMON STOCK

..    Trading in our common stock has been halted and may not be resumed

     The AMEX halted trading in our stock pending the filing of our Form 10-K and Form 10-Q. There has been no guarantee from the AMEX as to when the halting of trading in our stock will be lifted. If we do not resume trading on the AMEX, trading in our common stock would be conducted in the over-the-counter market on the electronic bulletin board or in the pink sheets administered by the NASD. This would likely adversely affect the liquidity of the common stock because it would be more difficult for stockholders to obtain accurate stock quotations.

..    The price of our common stock has been volatile and could continue to fluctuate substantially

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

..    Future sales of our common stock in the public market could lower our stock price

     Future sales of our common stock in the public market could lower our stock price and impair our ability to raise funds in new stock offerings. As of January 15, 2003, we had 103,638,690 shares of common stock outstanding and 13,750,662 shares issuable upon exercise of outstanding options and warrants. In addition, we have shares which could be issued upon conversion of our outstanding Series A, D and E, F and G Preferred Stock (subject to adjustment). Additionally, we may issue a significant number of additional shares of common stock as consideration for acquisitions or other investments as well as for working capital. Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock prevailing from time to time in the public market and could impair our ability to raise funds in additional stock offerings.

..    We will likely continue to issue common stock or securities convertible into common stock to raise funds we need, which will further dilute your ownership of ATSI and may put additional downward pricing pressure on the common stock

     Since we continue to operate at a cash flow deficit, we will continue to need additional funds to stay in business. At this time, we are not likely to be able to borrow enough money to continue operations on terms we find acceptable so we expect to have to sell more shares of common stock or more securities convertible in common stock. Convertible securities will likely have similar features to our existing preferred stock, including conversion at a discount to market. The sale of additional securities will further dilute your ownership of ATSI and put additional downward pricing pressure on the stock.

..    The potential dilution of your ownership of ATSI will increase as our stock price goes down, since our preferred stock is convertible at a floating rate that is a discount to the market price

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

..    Sales of common stock by the preferred holders may cause the stock price to decrease, allowing the preferred stock holders to convert their preferred stock into even greater amounts of common stock, the sales of which would further depress the stock price

     The terms of the preferred stock may amplify a decline in the price of our common stock since sales of the common stock by the preferred holders may cause the stock price to fall, allowing them to convert into even more shares of common stock, the sales of which would further depress the stock price.

..    The potential dilution of your ownership of ATSI resulting from our Series
     D and Series E Preferred Stock will increase if we sell additional common stock for less than the conversion price applicable to the Series D and Series E Preferred Stock

     The terms of the Series D and Series E Preferred Stock require us to adjust the conversion price if we sell common stock or securities convertible into common stock at a greater discount to market than that provided for the Series D Preferred Stock and at less than the lower of the market price or the conversion price with respect to the Series E Preferred Stock. Therefore, if we sell common stock or securities convertible into common stock in the future on more favorable terms than the discounted terms, we will have to issue even more shares of common stock to the holders than initially agreed on.

..    We expect to issue additional shares of common stock to pay dividends on the preferred stock, further diluting your ownership of ATSI and putting additional downward pricing pressure on the common stock

     The Series A and Series D Preferred Stock require quarterly dividends of 10% and 6% per annum, while our Series F and Series G Preferred Stock requires quarterly dividends of 15% per annum. We have the option of paying these dividends in shares of common stock instead of cash and we expect to use that option. The number of shares of common stock that are required to pay the dividends is calculated based on the same floating conversion price applicable to the conversion of the preferred stock, so the lower our common stock price, the more shares of common stock it takes to pay the dividends. The issuance of these additional shares of common stock will further dilute your ownership of ATSI and put additional downward pricing pressure on the common stock. The amount of dividends accrued as of July 31, 2002 is approximately $330,233 for our Series A, D, F and G Preferred Stock.

..    You will almost certainly not receive any cash dividends on the common stock in the foreseeable future

     Sometimes investors buy common stock of companies with the goal of generating periodic income in the form of dividends. You may receive dividends from time to time on stock you own in other companies. We have no plan to pay dividends in the near future.

..    The AMEX may delist our common stock

     The AMEX has in the past-delisted stock that traded at a minimal price per share for an extended period of time. Additionally, as a part of our annual review by the American Stock Exchange we were required to submit a plan as to how we would continue to be in compliance with the listing requirements as of April 30, 2003. If our common stock falls to this level or is not in compliance with the listing requirements as of April 30, 2003 and is delisted, trading in our common stock would be conducted in the over-the-counter market on the electronic bulletin board or in the pink sheets administered by the NASD. This would likely adversely affect the liquidity of the common stock because it would be more difficult for stockholders to obtain accurate stock quotations. In addition, if our stock were not traded on a national exchange, sales of our stock would likely be subject to the SEC's penny stock rules, which generally create a delay between the time that a stockholder decides to sell shares and the time that the sale may be completed.

..    Our Certificate of Incorporation and Bylaws and Delaware law could make it less likely that our stockholders receive a premium for their shares in an unsolicited takeover attempt

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

.. The impact of our lawsuit against two of our preferred stock holders is unknown

   As of the date of this filing, we do not know what the impact, positive or negative, of our filing a lawsuit against certain preferred stock holders will have on the trading of our stock as well as the price of our stock. If we were to lose the lawsuit, it is likely we would have to issue a substantial amount of shares to our Series D and Series E holders diluting your ownership of ATSI and putting substantial pressure on the common stock

ITEM 2.       PROPERTIES

       Our executive offices, principal teleport facility and control center are located at our leased facilities in San Antonio, Texas, consisting of 23,100 square feet. The lease expires July 2008, and has two five-year renewal options. We pay annual rent of $282,705 under the lease and are responsible for taxes and insurance. In August 2003, we obtained a six-month reduction in our monthly rent of approximately $12,000 in exchange for an additional three months of rent at the end of our current lease. Management believes our leased facilities are suitable and adequate for their intended use. As of the date of this filing, we are in arrears to our landlord at our executive offices for the months of November, December and January.

ITEM 3.       LEGAL PROCEEDINGS

       In March 2001, ATSI-Texas was sued by Comdisco for breach of contract for failing to pay lease amounts due under a lease agreement for telecommunications equipment. Comdisco claims that the total amount loaned pursuant to the lease was $926,185 and that the lease terms called for 36 months of lease payments. Comdisco is claiming that ATSI only paid thirty months of lease payments. ATSI disputes that the amount loaned was $926,185 since we only received $375,386 in financing. We have paid over $473,000 in lease payments and, thus, believe that we have satisfied our obligation under the lease terms. Although Comdisco has since filed for bankruptcy protection, we have negotiated a cash resolution with Comdisco for an amount deemed to be immaterial.

       In July 2002, we were notified by the Dallas Appraisal District that our administrative appeal of the appraisal of our office in the Dallas InfoMart was denied. The property was appraised at over $6 million dollars. The property involved includes our Nortel DMS 250/300 switch, associated telecommunications equipment and office furniture and computers. ATSI was unable to proceed in its appeal of the appraisal due to its failure to pay the taxes under protest. During fiscal 2002 we recorded approximately $260,000 of property tax expense related to our Dallas office. As of the date of this filing, no payments have been made.

       In December 2002, ATSI-Delaware and ATSI the Texas corporation, were both sued in Mexico for an alleged breach of a promissory note. The U.S. companies were guarantors on a promissory note to a Mexican telecommunications carrier. ATSI is vigorously defending the suits in Mexico, which are claiming approximately $200,000. ATSI believes it has a justifiable basis for its position in the litigation and believes that we will be able to resolve the dispute without suffering a material adverse effect on our financial position.

       ATSI has also filed a lawsuit in the Southern District of New York against several financial parties for what ATSI believes is "stock fraud and manipulation". The case is based on convertible preferred stock financing transactions involving primarily two firms, Rose Glen Capital and the Shaar Fund. In both of those transactions, ATSI believes it was defrauded and its stock was manipulated.

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

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Our Common Stock is quoted on the AMEX under the symbol "AI". The table below sets forth the high and low bid prices for the Common Stock from August 1, 2000 through January 14, 2003 as reported by AMEX. On January 15, 2003, trading in our common stock was halted pending the filing of our Form 10-K and Form 10-Q. These price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

              Fiscal 2001                                  High     Low
              -------------------------------------------------------------
              First -                                    $ 4        $1 3/8
              Second -                                   $ 1 13/16  $3/8
              Third -                                    $ 1.34     $0.40
              Fourth -                                   $ 0.70     $0.36

              Fiscal 2002                                  High     Low
              -------------------------------------------------------------
              First -                                    $ 0.42     $0.30
              Second -                                   $ 0.37     $0.24
              Third -                                    $ 0.28     $0.21
              Fourth -                                   $ 0.25     $0.07

              Fiscal 2003                                  High     Low
              -------------------------------------------------------------
              First -                                    $ 0.12     $0.03
              Second - (through January 14, 2003)        $ 0.16     $0.07

       At January 14, 2003, the closing price of our Common Stock as reported by AMEX was $0.08 per share. As of January 14, 2003, we had approximately 15,000 stockholders, including both beneficial and registered owners. The terms of our Series A, Series D, Series E, Series F and Series G Preferred Stock restrict us from paying dividends on our Common Stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock. ATSI has not paid dividends on our common stock the past three years and does not expect to do so in the foreseeable future.

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

              Legal fees                  $ 25,000.00
              Registration fees              2,910.94
              Printing & Miscellaneous      13,500.00
                                          -----------
              Total                       $ 41,410.94

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

              Legal fees                  $ 25,000.00
              Registration fees              4,306.51
              Printing & Miscellaneous      10,500.00
                                          -----------
              Total                       $ 39,806.51

       In our second and third quarter 10-Q's for fiscal 2000 and the first, second and third quarter 10-Q's for fiscal 2001 we noted additional sales of unregistered securities. Further detail regarding these issuances can be found in the 2/nd/ and 3/rd/ quarter 10-Q's for fiscal 2000 and the 1/st/, 2/nd/ and 3/rd/ quarter 10-Q's for fiscal 2001.

       In June 2001, we issued 6,500 shares of our Series G preferred stock for approximately $650,000 of cash proceeds. As noted in Note 11 of our consolidated financial statements, our Series G preferred stock converts to common stock at a discount to market originally defined as the Initial Conversion Price. On each Anniversary Date up to and including the second Anniversary Date, the Conversion Price on any unconverted Preferred Stock plus any accumulated, unpaid dividends will be reset to be equal to the average closing price of the stock for the five
(5) preceding trading days. The Series G preferred stock accrues dividends at 15% per annum. To date we have not filed a Registration statement on Form S-3 to register these shares. The cash proceeds were used for working capital needs.

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

                                                                       Years ended July 31,
                                                                       --------------------
                                                   1998         1999        2000         2001          2002
                                                   ----         ----        ----         ----          ----
                                                           (In thousands of $, except per share data)
Consolidated Statement of Operations
Data:
Operating revenues:
 Carrier services                               $  10,047    $  14,123   $  22,191    $  26,349     $  40,922
 Network services                                   3,315        5,127       2,538        2,714         2,223
 Retail services                                   19,632       12,626       9,572        6,836         7,556
                                                ---------    ---------   ---------    ---------     ---------
 Total operating revenues                          32,963       31,876      34,301       35,899        50,701
Operating expenses:
 Cost of services                                  21,898       21,141      26,654       28,297        42,862
 Selling, general and administrative               11,934       11,303      12,013       12,449        12,285
 Impairment loss                                        -            -           -            -         6,432
 Bad debt                                             997        2,276         755          150           388
 Depreciation and amortization                      1,796        3,070       4,296        3,920         4,115
                                                ---------    ---------   ---------    ---------     ---------
 Total operating expenses                          36,625       37,790      43,718       44,816        66,082
 Loss from operations                              (3,278)      (5,914)     (9,417)      (8,917)      (15,381)
                                                ---------    ---------   ---------    ---------     ---------
 Net loss                                       $  (5,292)   $  (8,445)  $ (17,138)   $ (12,785)    $ (14,989)
                                                =========    =========   =========    =========     =========
Per share information:
 Net loss - basic and diluted                   $   (0.13)   $   (0.18)  $   (0.30)   $   (0.18)    $   (0.17)
                                                ---------    ---------   ---------    ---------     ---------
 Weighted average common shares
 outstanding - basic and diluted                   41,093       47,467      56,851       71,180        86,275
                                                ---------    ---------   ---------    ---------     ---------

Consolidated Balance Sheet Data:
 Working capital (deficit)                      $  (5,687)   $  (6,910)  $  (5,251)   $  (9,236)    $ (13,169)
 Current assets                                     5,683        5,059       5,441        3,342         1,802
 Total assets                                      24,251       24,154      26,894       23,360        10,457
 Long-term obligations, including
 current portion                                    8,303       10,168       6,750        6,540         5,097
 Total stockholders' equity (deficit)               7,087        6,137      10,978        5,618        (7,112)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: Certain Statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Securities Act. See page 3 for additional factors relating to such statements.

       The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three fiscal years ended July 31, 2000, 2001, and 2002. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, fiscal 2000 or 2000 refers to the year ended July 31, 2000, fiscal 2001 or 2001 refers to the year ended July 31, 2001 and fiscal 2002 or 2002 refers to the year ended July 31, 2002.

General

       We are an international carrier serving the rapidly expanding communications markets in and between Latin America and the United States. Our mission is to connect the Americas with exceptional communications services guided by our core values that drive everything we do. Our strategy is to become a dominant provider of services to businesses and consumers in this American/Latin American corridor through the deployment of a high quality, `next generation' network. Founded in 1993, we generate our traffic from retail points of presence throughout Mexico, as well as from relationships with major carriers based in the United States.

       ATSI's focus today is on the communications corridor between the United States and Mexico. Already one of the two largest international communications corridors in the world, this corridor is growing due to increasing phone density in Mexico and large-scale emigration of Mexicans to the United States. We are uniquely positioned within this growing market niche as one of only a handful of viable carriers, and the only operating company whose focus is international services, as opposed to domestic services.

       Operationally, ATSI's strength lies in our framework of licenses, interconnection agreements and business relationships in Mexico, as well as in our customer relationships and industry knowledge in the United States. We have over 300 employees based in Mexico, and operate Mexican subsidiaries with licenses that allow them to sell local and long distance traffic, transport long distance traffic, and operate a network utilizing packet-switching technology. Utilizing these strengths, we have leveraged off of the networks of third parties to build a reliable customer base, and have established our own international satellite and fiber-based network to long haul consumer, corporate and carrier-generated traffic between the U.S. and Mexico.

       As discussed in Note 16 to our consolidated financial statements we have determined that we have two reportable operating segments: 1) U.S Telco and 2) Mexico Telco.

       We have determined that our U.S. and Mexican subsidiaries should be reported as separate segments although many of our products are borderless and utilize the operations of entities in both the U.S. and Mexico. Both the U.S. Telco and Mexico Telco segments include revenues generated from Network services and Retail services. All of the carrier services revenue is recorded in the U.S. Telco segment.

       Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a working capital deficit as of July 31, 2002. Additionally, we have had recurring negative cash flows from operations over the past few fiscal years. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we expect improved results of operations and liquidity in fiscal 2003. However, we cannot assure you that this will be the case.

Results of Operations

       The following table sets forth certain items included in our results of operations in thousands of dollar amounts and as a percentage of total revenues for the years ended July 31, 2000, 2001 and 2002.

                                                               Year Ended July 31,
                                               ---------------------------------------------------
                                                     2000              2001               2002
                                               ---------------------------------------------------
                                                  $       %         $       %          $        %
                                                  -       -         -       -          -        -
Operating revenues
------------------
Telco services
   Carrier services                            $ 22,191   65%   $  26,349   74%    $  40,922   81%
   Network services                               2,538    7%       2,714    7%        2,223    4%
   Retail services                                9,572   28%       6,836   19%        7,556   15%
                                               --------         ---------          ---------
Total operating revenues                         34,301  100%      35,899  100%       50,701  100%

Cost of services                                 26,654   78%      28,297   79%       42,862   85%
                                               --------         ---------          ---------

Gross margin                                      7,647   22%       7,602   21%        7,839   15%

Selling, general and
  administrative expenses                        12,013   35%      12,449   35%       12,285   24%

Impairment loss                                       -    0%           -    0%        6,432   13%

Bad debt expenses                                   755    2%         150    0%          388    0%

Depreciation and amortization                     4,296   12%       3,920   11%        4,115    8%
                                               --------         ---------          ---------

Operating loss                                   (9,417) -27%      (8,917) -25%      (15,381) -30%

Other income (expense), net                      (2,169)  -8%        (887)  -2%         (492)  -1%
                                               --------         ---------          ---------

Net loss from continuing operations
before income tax and minority interests        (11,586) -34%      (9,804) -27%      (15,873) -31%

Minority interests                                    -    0%         245    0%          203    0%
Income tax expense (benefit)                          -    0%        (223)   0%         (110)   0%
                                               --------         ---------          ---------

Net loss from continuing operations             (11,586) -34%      (9,782) -27%      (15,780) -31%

Income (loss) from discontinuing
operations, net of tax                            1,533    4%        (771)  -2%          194    0%

Gain on disposition of discontinued
operations, net of tax                                -    0%           -    0%        1,069    2%

Less: preferred stock dividends                  (7,085) -20%      (2,232)  -6%         (472)  -1%
                                               --------         ---------          ---------

Net loss to common shareholders                $(17,138) -50%   $ (12,785) -35%    $ (14,989) -30%
                                               ========         =========          =========

Year Ended July 31, 2002 Compared to Year ended July 31, 2001

     Operating Revenues. Consolidated operating revenues increased 41% between periods from $35.9 million for the year ended July 31, 2001 to $50.7 million for the year ended July 31, 2002. As demand for our services increased, we began adding capacity to both the switch and the network backbone in October 2001. The net effect of our efforts during the year was three of the four highest quarters of revenues in our history.

     Carrier services revenues increased approximately $14.6 million, or 56% from 2001 to 2002. As a result of our efforts to add capacity, the units transported via our network increased from approximately 277 million units during the year ended July 2001 to approximately 458 million units during the period ended April 2002.

     Network services decreased by approximately $491,000 or 18% between years. The decline is attributable to a decreased volume of units transported via our network and the loss of customers in our private network services business between years. In October 2002, we completed the sale of our Costa Rica private network services, which will further reduce our networks services revenues in fiscal 2003.

     Retail services revenues increased approximately $720,000 between periods. The improved revenues between years resulted from our efforts to become more competitive in the products we offered as we evaluated our core business to strategically relocate communication centers to concentrated areas where growth would be realized.

     Cost of Services. Cost of services increased as a percentage of revenue from 79% to 85%, year to year. The increase in carrier services traffic as a percentage of overall revenues from 74% to 81% contributed greatly to the increased cost of services both as a percentage of revenues and in actual dollars. Our carrier services traffic has a higher cost per revenue dollar than either network or retail services. The Company continues to try to improve its carrier services margins through reductions in variable costs and improvements realized from the installation of Nortel Passport equipment in the latter half of fiscal 2001. Due to the substandard performance of the Nortel passport gear we decommissioned it subsequent to July 31, 2002.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $164,000, or 1% between periods. The improvement, which resulted from management's efforts to cut excess spending by each department, would have been even larger if not for approximately $500,000 of severance costs recognized during fiscal 2002. In the first quarter of fiscal 2003, we incurred additional severance expense related to our operations in Mexico. As a percentage of revenues, SG&A declined from 35% to 24% period to period.

     Impairment loss. During fiscal 2002 we recorded approximately $6.4 million of impairment loss related to certain fixed assets, the concession license and goodwill associated with Computel. No impairment expense was recorded in fiscal 2001.

     Bad Debt Expense. Bad Debt Expense increased by approximately $238,000 between periods due primarily to expense related to two of our carrier service customers and the write-off of certain of our network services customers during the year.

     Depreciation and Amortization. Depreciation and amortization increased by approximately 5% or $195,000 between periods due to equipment purchases.

     Operating Loss. The Company's operating loss increased by approximately $6.4 million due to the impairment loss recorded in fiscal 2002.

     Other Income(expense). Other expense decreased approximately $395,000 between years. The decrease was the net result of increased other income, decreased interest expense and decreased interest income from 2001 to 2002.

     The increase in other income was primarily due to the restructuring of the IBM capital lease in the fourth quarter of fiscal 2002. This restructuring resulted in a gain of approximately $1,860,000.

     Income (loss) from discontinuing operations. The net income from our e-commerce operations, net of taxes, during fiscal 2002 was $194,000 as compared to a net loss of $771,000 for fiscal 2001.

     Gain on disposition of discontinued operations. The disposition in June 2002 of our e-commerce operations resulted in a gain of approximately $1.1 million, net of tax.

     Preferred Stock Dividends. During the year ended July 31, 2002, we recorded approximately $472,000 of non-cash dividends related to our cumulative convertible preferred stock. This compares favorably to the approximate $2.2 million of non-cash dividends and beneficial conversion feature expense recognized during the year ended July 2001.

     Net loss to Common Stockholders. The net loss for the year increased by approximately $2.2 million to $15.0 million from the $12.8 million net loss for the year ended July 2001. The increase was due primarily to the impairment loss of $6.4 million recorded in fiscal 2002 offset somewhat by a significant increase in revenues, which improved our gross margin dollars. An additional offset between years was the reduction in selling, general and administrative expenses and preferred dividends.

Year Ended July 31, 2001 Compared to Year ended July 31, 2000

     Operating revenues. Operating revenues increased each successive quarter during the last three quarters of the year to total $35.9 million for fiscal 2001, a 5% increase over the prior year's total. Each of the last two quarters during the year produced record revenue results since the Company began operating in 1994 as the Company experienced increasing demand for its services. In order for this revenue trend to continue, the Company will need to expand its network and switch capacity to allow it to process additional volumes of traffic, as it was operating at near-peak capacity as of July 31, 2001. In October 2001, the Company began adding capacity to both its switch and its network backbone to allow it to do so. The Company will also need to increase its terminating capacity with third party carriers to process traffic outside of its own network backbone in Mexico. Because some of these third party carriers experienced network problems during August 2001, total revenues for the quarter ending October 31, 2001 will not be as high as for the quarter ending July 31, 2001. However, monthly revenues for both September and October 2001 returned to the same levels experienced during the quarter ended July 31, 2001.

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

     Cost of Services. Cost of services increased approximately $1.6 million, or 6%, between years and increased slightly as a percentage of revenues from 78% to 79%. During the first half of fiscal 2001, the variable cost associated with our carrier services product was a much higher percentage of revenues. In response to this trend, management focused its efforts on improving carrier services margins. Two key responses were the installation of Nortel Passport equipment, which allowed us to increase the capacity of our packet-switching network backbone, and the addition of alternate carriers of our traffic in Mexico, which allowed us to lower our cost per unit for international traffic. Each alternate carrier offers additional capacity to the Company, as well as lower variable costs of transporting traffic into areas into which they have their own proprietary network. As a result of the reductions in cost and the improvements realized from the installation of the Nortel Passport equipment, the Company recognized improved carrier service gross margins during the latter half of 2001 as compared to the first half of 2001. In an effort to maintain or improve margins, management is focusing its efforts on increasing the terminating capacity within Mexico and enhancing routing diversity so that it can provide additional carrier services and do so in a more cost efficient manner. Management believes its efforts will allow the Company to offer a competitively priced service to our existing and potential customers as well as manage our costs. In addition, the Company will increase its efforts to utilize its long distance concession in Mexico. In order to do so, the Company will need to extend its network beyond its current backbone to extend to the local telecommunications infrastructure available in Mexico. By doing so, it should be able to lower its cost per call by reducing its reliance on third party long distance carriers. Due to the substandard performance of the Nortel passport gear, we decommissioned it subsequent to July 31, 2002.

     Selling, General and Administrative (SG&A) Expense. SG&A expenses increased 4%, or approximately $436,000, between periods. As a percentage of revenues, these expenses remained flat at 35%. SG&A increased due primarily to expenses of approximately $1.0 million related to severance packages and professional fees related to SEC filings, strategic research services and the terminated Genesis transaction. Exclusive of these non-recurring transactions SG&A decreased approximately $600,000 between the two periods compared. This decrease is attributable to management implementing expense cutting measures as well as maintaining its focus on necessary SG&A spending.

     Depreciation and Amortization. Depreciation and amortization decreased approximately $376,000, or 9%, between periods and declined slightly as a percentage of revenues from 12% to 11%. The principal reason for the decrease is related to the Company fully amortizing acquisition cost during fiscal 2000. This decrease was offset somewhat by depreciation expense associated with new capital expenditures and amortization related to the purchase of our concession license.

     Operating Loss. Our operating loss decreased approximately $500,000, or 5% between periods and decreased as a percentage of revenues from 27% to 25%, due primarily to increased bad debt and depreciation and amortization.

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

     Income (loss) from discontinuing operations. The net loss from our e-commerce operations, net of taxes, during fiscal 2001 was $771,000 as compared to a net income of $1.5 million for fiscal 2000.

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

     Net loss to Common Stockholders. The net loss for 2001 improved by approximately $4.4 million to $12.8 million from the $17.1 million net loss for 2000. The improvement was due primarily to a significant decrease in preferred dividends recognized during 2001, as well as the improvements in other income year to year. These improvements were somewhat offset by the increase in selling, general and administrative expenses from 2000 to 2001 as well as the loss from our e-commerce operations in 2001 as compared to net income during fiscal 2000.

Year ended July 31, 2000 Compared to Year Ended July 31, 1999

     Operating Revenues. Consolidated revenues for fiscal 2000 totaled $34.3 million, an 8% increase over fiscal 1999's amount of $31.9 million. During fiscal 2000, we continued to shift our focus away from certain services, such as Retail Services and Network Services, toward others services, such as Carrier Services. This shifting of revenues has been the result of the changing face of the telecommunications market in Mexico since the demonopolization of Telmex on January 1, 1997, as well as regulatory and technological advances made by the Company. Prior to January 1997, limited avenues existed for callers to make calls from Mexico to the United States. The vast majority of the calls placed in Mexico had to be made from either a subscribed Telmex line, from a Telmex payphone on a prepaid basis, or on a postpaid basis by accessing a U.S.-based operator and billing the call on collect to a valid U.S. address, or to a valid dollar-denominated credit card. Almost all calls utilized the Telmex local and long distance network infrastructure. Because of the limited calling options available in Mexico at the time, the Company set up its own operator center and processed calls from its own phones and communication centers, as well as locations owned by others, and did so at premium prices. During this same time frame, we also focused on selling satellite-based private networks in an effort to establish a satellite-based network infrastructure between the U.S. and Mexico, which we felt we would eventually utilize to carry our own international calls at some point and decrease our dependence on the more expensive Telmex network infrastructure.

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

     All of the above revenues are included in our U.S. Telco results in Footnote 16 in the accompanying financial statements as external revenues with the exception of approximately $483,000 of Network services revenues and $535,000 of Retail services revenues included in our external Mexico Telco results.

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

         Cost of Services. Cost of services increased approximately $5.6 million or 26% between years from $21.1 million in fiscal 1999 to $26.7 million in fiscal 2000, and increased as a percentage of revenues from 66% to 78%. The increase in cost of services was principally attributable to the increased volume of carrier service business. The shift toward prepaid services away from postpaid services, which historically were sold at high premiums, in Mexico has also contributed to lower margins. Our carrier services business is exclusively accounted for in our U.S. Telco segment. Carrier services revenues increased from 44% to 65% of overall corporate revenues, period to period. During this timeframe, variable and fixed costs associated with the Company's carrier services business increased, causing margins to decrease. As long as carrier services comprise a large percentage of our revenues, the trend of decreasing margins as a percentage of revenues will continue unless the Company is able to negotiate lower costs with its underlying carriers in Mexico, or is able to extend its network under its long distance concession to decrease its reliance on the underlying carriers. As such, we continue to desire to produce retail growth, with a desired ultimate retail/wholesale mix of 70% retail and 30% wholesale. We cannot estimate when we will be able to achieve this desired mix.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased 6%, or approximately $710,000 from fiscal 1999 to fiscal 2000. As a percentage of revenue, these expenses remained flat at 35%. The increase in SG&A is attributable to the opening of communication centers in the U.S., costs related to our American Stock Exchange listing in February 2000, professional fees related to SEC filings and merger and acquisition services, and rent expense as a result of moving the corporate location. These costs have been included in the SG&A expenses of our U.S. Telco segment. Non-cash expenses, related to our option plans, decreased from approximately $545,000 in fiscal 1999 to $346,000 in fiscal 2000.

     Bad Debt Expense. Bad Debt Expense significantly decreased from fiscal 1999 to fiscal 2000 by approximately $1.5 million. In the fourth quarter of fiscal 1999, we incurred approximately $1.5 million of bad debt expense through the establishment of reserves related to specific carrier services and private network customers.

     Depreciation and Amortization. Depreciation and amortization rose approximately $1.2 million, or 39%, and rose as a percentage of revenues from 10% to 13% between years. The increased depreciation and amortization is attributable to an approximate $2.0 million increase in fixed assets between years as well as increased amortization related to acquisition costs, trademarks and goodwill. The Company also began providing additional depreciation expense as a result of a change in accounting estimate for useful lives within its Mexican subsidiaries. Additionally, the Company fully depreciated approximately $165,000 of our fixed assets for which we believe there are no associated future benefits.

     Operating Loss. Our operating loss increased approximately $3.5 million from 1999 due primarily due to increased cost of services as both a percentage and in actual dollars, increased SG&A and increased depreciation and amortization, all of which were discussed above.

     Other Income(expense). Other income (expense) increased approximately $493,000 between years. This increase was principally attributable to additional debt discount expense associated with the Company's conversion of convertible notes and a note payable during fiscal 2000. Other increases in interest expense are a result of increased indebtedness and capital leases.

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

     Net income (loss.) Net loss increased from approximately $8.4 million to $17.1 million between years. The increase in net loss was due primarily to increased cost of services as a percentage of revenues, increased SG&A expense, increased depreciation and amortization and increased preferred stock dividend expense between years.

     Liquidity and Capital Resources

     During the year ended July 31, 2002, we generated negative cash flows from operations of approximately $509,000. The Company was able to minimize its negative cash flow from operations primarily by working with customers to shorten the cash conversion of receivables and working with vendors related to payments.

     For the year, after adjustments for non-cash items (depreciation and amortization, amortization of debt discount, deferred compensation, provision for losses on accounts receivable and minority interest), we had a net loss of approximately $6.2 million. Management of the operating assets and liabilities, which consist mainly of collections on accounts receivable and payments made on outstanding payables and accrued liabilities, produced positive cash flows of approximately $5.7 million, resulting in the negative operating cash flows for the period of approximately $509,000. This represents an approximate $5.5 million improvement over the negative operating cash flows of $6.0 million for fiscal 2001.

     Although we were able to produce positive cash flows from operations during three of the four quarters of fiscal 2002, we must produce positive cash flows on a recurring basis, and reduce or eliminate our working capital deficit. Until that time, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, to service our debt requirements, or to purchase equipment to be used in the growth of our business. Should our available funds not be sufficient to pay vendors and suppliers, to service debt requirements and purchase equipment, we will need to continue to raise additional capital. As noted in the risk factors of this Form 10-K we have not always paid all of our suppliers on time. Some of these suppliers are critical to our operations. These suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future.

     During the year ended July 31, 2002, the Company acquired approximately $1.1 million in equipment which was not financed through capital lease or financing arrangements. Additional material cash outflows included the payment of approximately $1.2 million towards our capital lease obligations and an additional $65,000 towards debt.

     During the year, we received cash proceeds of $2.25 million from the sale of GlobalSCAPE, Inc., $275,000 in advance payables, approximately $220,000 from the issuance of common stock as a result of an investment option exercise and approximately $83,000 from the issuance of debt. These funds were used to pay payables, to make payments on our debt and capital lease obligations, and to purchase additional equipment used in our network operations.

     Overall, the Company's net operating, investing and financing activities during the year resulted in negative cash flows of approximately $76,000. The Company's working capital deficit at July 31, 2002 was approximately $13.2 million. This represents an increase of approximately $4.0 million from the working capital deficit of $9.2 million at July 31, 2001.

     In May 2002, the Company announced that it had renegotiated its capital lease agreement with IBM. The modification resulted in a reduction in our capital lease obligations of approximately $663,000 and a reduction in current liabilities of approximately $2.4 million from April 30, 2002. The agreement calls for forty-two payments commencing July 31, 2002, consisting of six payments of $50,000 and thirty-six payments of $75,000. As of the date of this filing, we have made one payment totaling $50,000. As we are in default of the agreement as of July 31, 2002, the entire principal balance of $2.3 million is reflected in current liabilities.

     In May 2002, the Company entered into a Forbearance Agreement with NTFC Capital Corporation related to its capital lease facility. In exchange for a payment of approximately $500,000 NTFC agreed to release GlobalSCAPE, Inc. as a co-borrower under the facility. Additionally, NTFC agreed to waive the default of covenants until the earliest of 1) July 31, 2002, 2) a default by the Company under the Forbearance Agreement, 3) any other default under the facility by the Company or 4) the date an amended agreement is executed. Both parties agreed to make their best efforts to negotiate the terms of an amended agreement, the purpose being to restructure the current facility including the financial covenants. Although we have not been successful to date in completing a restructuring of the current facility we continue to work towards that objective. At year-end we have classified the entire capital lease obligation, of approximately $811,000, in current liabilities. A portion of the proceeds of $2.25 million, resulting from the sale of GlobalSCAPE on June 12, 2002, were used to make payment to NTFC in accordance with the forbearance agreement thereby releasing GlobalSCAPE as a co-borrower on the facility.

     The Company's current liabilities include approximately $1.3 million of equipment purchased from Northern Telecom, a subsidiary of Nortel Networks in fiscal 2001. Approximately $386,000 of the amount due Northern Telecom is in the form of a note payable, the remaining $850,000 is in accounts payable. In June 2002, the Company reached an agreement with Nortel related to this payable. In return for a reduction of $314,000 in the price of the equipment and additional technical support related to the equipment, ATSI agreed to make payments over a ten-month period beginning July 15, 2002 totaling approximately $936,000. As of the date of this filing, no payments have been made and we have removed equipment with an original value of approximately $850,000 from our network with the intent of returning the equipment to Northern Telecom.

     The Company's current obligations also include approximately $1,367,000 owed to the former owners of Grupo Intelcom, S.A. de C.V., the entity purchased by the Company in July 2000 and through which the Company obtained its Mexican long distance concession. Of this amount, $357,000 is included in notes payable and the additional $980,000 is included in accrued liabilities.

     In addition, to the notes payable due Northern Telecom and the former owners of Grupo Intelcom, S.A. de C.V., we have additional current notes payable outstanding of approximately $730,000 as detailed in Note 7.

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

     The Company has limited availability to capital resources, and these resources may not be available to support our ongoing operations until such time as we are able to generate positive cash flows from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services. Subsequent to year-end we have made a number of decisions to further conserve our limited resources and maintain certain operations going forward. These decisions include the recent termination of a number of employees in our corporate offices, strategic terminations in our Mexico operations and the restriction and ultimately, idling of our carrier services network capacity.

     As was recently announced, the Company is reviewing expressions of interest received from various parties for a strategic combination. Should the Company be successful in structuring a combination it is likely one component would include a portion of working capital infusion to allow us to continue to operate our operations both domestically and internationally.

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

     Historically, we have recorded foreign currency translation gains/losses due to the volatility of the peso exchange rate as compared to the U.S. dollar over time. We anticipate we will continue to experience translation gains/losses in our assets and liabilities, specifically in fixed assets, which are accounted for at historical pesos amounts on the books of our Mexican subsidiaries but converted to U.S. dollars for consolidation purposes at current exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
Consolidated Financial Statements of ATSI Communications, Inc. and Subsidiaries

Report of Tanner + Co. ................................................................................     40

Report of Arthur Andersen LLP .........................................................................     41

Consolidated Balance Sheets as of July 31, 2001 and 2002 ..............................................     42

Consolidated Statements of Operations for the Years Ended July 31, 2000, 2001 and 2002 ................     43

Consolidated Statements of Comprehensive Loss for the Years Ended July 31, 2000, 2001 and 2002 ........     44

Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 2000, 2001 and 2002 ......     45

Consolidated Statements of Cash Flows for the Years Ended July 31, 2000, 2001 and 2002 ................     46

Notes to Consolidated Financial Statements ............................................................     47

                                                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ATSI Communications, Inc.

We have audited the consolidated balance sheet of ATSI Communications, Inc. and subsidiaries as of July 31, 2002, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of ATSI Communications, Inc. and subsidiaries as of July 31, 2001 and for the years ended July 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated October 18, 2001 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. As described in Note 18 the Company has restated its 2001 and 2000 financial statements during the current year to report discontinued operations, in conformity with accounting principles generally accepted in the United States of America. The other auditors reported on the 2001 and 2000 financial statements before the restatement.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed above, the consolidated financial statements of ATSI Communications, Inc. and subsidiaries as of July 31, 2001 and for the years ended July 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 18, these consolidated financial statements have been restated. We audited the adjustments described in Note 18 that were applied to restate the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATSI Communications, Inc. and subsidiaries as of July 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2002 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit, has suffered recurring losses, has negative cash flows from operations and has a stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/ Tanner + Co.

                                                  Salt Lake City, Utah
                                                  January 24, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Management, Directors and Shareholders of ATSI Communications, Inc.:

We have audited the accompanying consolidated balance sheet of ATSI Communications, Inc. (a Delaware corporation) and subsidiaries (the Company) as of July 31, 2000 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended July 31, 1999, 2000 and 2001. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit, has suffered recurring losses from operations since inception, has negative cash flows from operations and has limited capital resources available to support further development of its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts including goodwill and other intangibles or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                 /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
October 18, 2001

NOTE:

     This report is a copy of the report previously issued by Arthur Andersen LLP as of and for the periods indicated above. Arthur Andersen LLP has not reissued this report.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                                         July 31,
                                                                                 --------------------------
                                                                                   2001            2002
                                                                                 ----------      ----------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                        $     42        $     27
 Accounts receivable, net of allowance of $22 and $276, respectively                 2,474           1,082
 Inventory                                                                              75              59
 Prepaid expenses and other                                                            751             634
                                                                                 ----------      ----------
     Total current assets                                                            3,342           1,802
                                                                                 ----------      ----------

PROPERTY AND EQUIPMENT:                                                             20,568          19,901
 Less - Accumulated depreciation                                                   (11,588)        (14,785)
                                                                                 ----------      ----------
     Net property and equipment                                                      8,980           5,116
                                                                                 ----------      ----------

OTHER ASSETS:
 Goodwill, net                                                                       4,846           1,393
 Concession license, net                                                             4,208           2,000
 Other assets                                                                          393             146
 Net discontinued assets                                                             1,591               -
                                                                                 ----------      ----------
     Total assets                                                                 $ 23,360        $ 10,457
                                                                                 ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                 $  4,618        $  7,523
 Accrued liabilities                                                                 2,299           2,657
 Notes payable                                                                         677           1,473
 Current portion of obligations under capital leases                                 4,865           3,207
 Deferred revenue                                                                      119             111
                                                                                 ----------      ----------
     Total current liabilities                                                      12,578          14,971
                                                                                 ----------      ----------

LONG-TERM LIABILITIES:
 Obligations under capital leases, less current portion                                 18              67
 Advances payable                                                                        -             275
 Net discontinued liabilities                                                          852               -
 Other                                                                                 128              75
                                                                                 ----------      ----------
     Total long-term liabilities                                                       998             417
                                                                                 ----------      ----------

COMMITMENTS AND CONTINGENCIES:

REDEEMABLE PREFERRED STOCK:
 Series D Cumulative Preferred Stock, 3,000 shares authorized, 1,642 shares issued and outstanding at July 31, 2001, 742 shares issued and
 outstanding at July 31, 2002                                                        1,302             765
 Series E Cumulative Preferred Stock, 10,000 shares authorized, 3,490 shares issued and outstanding at July 31, 2001, 1,455 shares issued
 and outstanding at July 31, 2002                                                    2,864           1,415
 STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $0.001 par value, 10,000,000 shares authorized, Series A
  Cumulative Convertible Preferred Stock, 50,000 shares authorized, 4,370 shares
  issued and outstanding at July 31, 2001 and July 31, 2002                              -               -
  Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized,
  9,210 shares issued and outstanding at July 31, 2001, 8,510 shares issued
  and outstanding at July 31, 2002                                                       -               -
  Series G Cumulative Convertible Preferred Stock, 42,000 shares
  authorized, 6,500 shares                                                               -               -
  issued and outstanding at July 31, 2001 and 2002
  Common stock, $0.001 par value, 200,000,000 shares authorized, 77,329,379 issued and outstanding at July 31, 2001, 94,994,067 issued and
   outstanding at July 31, 2002                                                         77              95
 Additional paid in capital                                                         57,935          59,891
 Accumulated deficit                                                               (52,504)        (67,493)
 Warrants outstanding                                                                1,369           1,031
 Deferred compensation                                                                 (12)              -
 Other comprehensive loss                                                           (1,247)           (636)
                                                                                 ----------      ----------
     Total stockholders' equity (deficit)                                            5,618          (7,112)
                                                                                 ----------      ----------

     Total liabilities and stockholders' equity (deficit)                         $ 23,360        $ 10,457
                                                                                 ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                      For the Years Ended July 31,
                                                2000             2001              2002
                                            -------------   ----------------  ----------------
OPERATING REVENUES:
  Telco services
         Carrier services                    $    22,191     $       26,349    $       40,922
         Network services
                                                   2,538              2,714             2,223
         Retail services                           9,572              6,836             7,556
                                            -------------   ----------------  ----------------

     Total operating revenues                     34,301             35,899            50,701
                                            -------------   ----------------  ----------------

OPERATING EXPENSES:
  Cost of services                                26,654             28,297            42,862
  Selling, general and administrative             12,013             12,449            12,285
  Impairment loss                                      -                  -             6,432
  Bad debt expense                                   755                150               388
  Depreciation and amortization                    4,296              3,920             4,115
                                            -------------   ----------------  ----------------

     Total operating expenses                     43,718             44,816            66,082
                                            -------------   ----------------  ----------------

OPERATING LOSS                                    (9,417)            (8,917)          (15,381)

OTHER INCOME (EXPENSE):
  Other income (expense), net                         70                986              (501)
  Gain on restructuring of IBM debt                    -                  -             1,860
  Interest expense                                (2,239)            (1,873)           (1,851)
                                            -------------   ----------------  ----------------

     Total other income (expense)                 (2,169)              (887)             (492)
                                            -------------   ----------------  ----------------

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAX AND MINORITY
INTEREST                                         (11,586)            (9,804)          (15,873)

MINORITY INTEREST                                      -                245               203
CURRENT INCOME TAX (EXPENSE) BENEFIT                   -               (223)             (110)
                                            -------------   ----------------  ----------------


NET LOSS FROM CONTINUING OPERATIONS              (11,586)            (9,782)          (15,780)

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, NET OF TAX                             1,533               (771)              194

GAIN ON DISPOSITION OF DISCONTINUED
OPERATIONS, NET OF TAX                                 -                  -             1,069
                                            -------------   ----------------  ----------------

NET LOSS                                         (10,053)           (10,553)          (14,517)

                                            -------------   ----------------  ----------------
LESS: PREFERRED STOCK DIVIDENDS                   (7,085)            (2,232)             (472)
                                            -------------   ----------------  ----------------

NET LOSS TO COMMON SHAREHOLDERS                 ($17,138)          ($12,785)         ($14,989)
                                            =============   ================  ================

BASIC AND DILUTED LOSS PER COMMON
   SHARE                                          ($0.30)            ($0.18)           ($0.17)
                                            =============   ================  ================

WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                      56,851             71,180            86,275
                                            =============   ================  ================


   The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)

                                                                 For the Years Ended July 31,
                                                               2000          2001           2002
                                                               ----          ----           ----
Net loss to common shareholders                             ($17,138)      ($12,785)      ($14,989)

Other comprehensive (loss) income, net of tax of $0:

  Foreign currency translation adjustments                  $     79          ($467)      $    610
                                                            --------       --------       --------

Comprehensive loss to common shareholders                   ($17,059)      ($13,252)      ($14,379)
                                                            ========       ========       ========







        The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                          Additional
                                                       Preferred Stock   Common Stock      Paid In      Accumulated     Warrants
                                                       ---------------  ---------------
                                                       Shares  Amount   Shares   Amount    Capital       Deficit      Outstanding
                                                       ------  ------   -------  ------  -----------   ------------   -----------
BALANCE, July 31, 1999                                     26       0    48,685  $   49  $    29,399       ($21,987)            0
   Issuances of common shares for cash                                    8,470       8        6,279
   Issuances of common shares for services                                  419                   25
   Issuances of common shares for acquisition                               400                2,921
   Issuances of preferred stock                            25                                  2,646
   Conversion of preferred stock                          (27)            6,802       7          287
   Conversion of convertible debt to common shares                        2,633       3        3,115
   Dividends                                                                                                   (432)
   Amortization of equity discount                          -                                  6,653         (6,653)
   Compensation expense
   Warrants issued with redeemable preferred stock                                                                            417
   Warrants issued with debt                                                                     300
   Notes receivable from shareholders
   Cumulative effect of translation adjustment
   Net loss                                                                                                 (10,053)
                                                       ------  ------   -------  ------  -----------   ------------   -----------
BALANCE, July 31, 2000                                     24       0    67,409      67       51,625        (39,125)          417
   Issuances of common shares for cash                                    1,942       2          931
   Issuances of common shares for services                                   80                   33
   Issuances of common shares for liquidating damages                       150                  250
   Issuances of common shares for acquisition                                                   (457)
   Issuances of preferred stock                            16                                  1,104
   Conversion of preferred stock                          (20)            8,181       8        2,485
   Notes receivable from shareholders                                    (2,033)     (2)      (1,106)
   Conversion of convertible debt to common shares                        1,600       2          802
   Dividends                                                                                                 (1,214)
   Amortization of equity discount                                                             1,612         (1,612)
   Compensation expense                                                                          661
   Warrants issued with redeemable preferred stock                                                                            952
   Warrants issued with liquidating damages                                                       (5)
   Cumulative effect of translation adjustment
   Net loss                                                                                                 (10,553)
                                                       ------  ------   -------  ------  -----------   ------------   -----------
BALANCE, July 31, 2001                                     20       0    77,329      77       57,935        (52,504)        1,369
   Issuances of common shares for cash                                      773       1          219
   Issuances of common shares for services                                   48                   10
   Issuances of common shares for acquisition                             1,062       1         (981)
   Issuances of preferred stock                                                                  (26)
   Conversion of preferred stock                                         15,454      16        2,384
   Notes receivable from shareholders                                       328       0           12
   Dividends                                                                                                   (472)
   Compensation expense                                                                            0
   Expiration of warrants                                                                        338                         (338)
   Cumulative effect of translation adjustment
   Net loss                                                                                                 (14,517)
                                                       ------  ------   -------  ------   ----------   ------------   -----------
BALANCE, July 31, 2002                                     20       0    94,994  $   95  $    59,891       ($67,493)  $     1,031
                                                       ======  ======   =======  ======  ===========   ============   ===========

                                                          Notes
                                                        receivable     Cumulative                        Total
                                                          from         Translation      Deferred      Stockholders'

                                                         officers      Adjustment     Compensation       Equity
                                                       ------------   ------------    ------------   --------------
BALANCE, July 31, 1999                                            0          ($858)          ($466)  $        6,137
   Issuances of common shares for cash                                                                        6,287
   Issuances of common shares for services                                                                       25
   Issuances of common shares for acquisition                                                                 2,921
   Issuances of preferred stock                                                                               2,646
   Conversion of preferred stock                                                                                294
   Conversion of convertible debt to common shares                                                            3,118
   Dividends                                                                                                   (432)
   Amortization of equity discount                                                                                0
   Compensation expense                                                                        347              347
   Warrants issued with redeemable preferred stock                                                              417
   Warrants issued with debt                                                                                    300
   Notes receivable from shareholders                        (1,108)                                         (1,108)
   Cumulative effect of translation adjustment                                  79                               79
   Net loss                                                                                                 (10,053)
                                                       ------------   ------------    ------------   --------------
BALANCE, July 31, 2000                                       (1,108)          (779)           (119)          10,978
   Issuances of common shares for cash                                                                          933
   Issuances of common shares for services                                                                       33
   Issuances of common shares for liquidating damages                                                           250
   Issuances of common shares for acquisition                                                                  (457)
   Issuances of preferred stock                                                                               1,104
   Conversion of preferred stock                                                                              2,493
   Notes receivable from shareholders                         1,108                                               0
   Conversion of convertible debt to common shares                                                              804
   Dividends                                                                                                 (1,214)
   Amortization of equity discount                                                                                0
   Compensation expense                                                                        107              768
   Warrants issued with redeemable preferred stock                                                              952
   Warrants issued with liquidating damages                                                                      (5)
   Cumulative effect of translation adjustment                                (468)                            (468)
   Net loss                                                                                                 (10,553)
                                                       ------------   ------------    ------------   --------------
BALANCE, July 31, 2001                                            0         (1,247)            (12)           5,618
   Issuances of common shares for cash                                                                          220
   Issuances of common shares for services                                                                       10
   Issuances of common shares for acquisition                                                                  (980)
   Issuances of preferred stock                                                                                 (26)
   Conversion of preferred stock                                                                              2,400
   Notes receivable from shareholders                                                                            12
   Dividends                                                                                                   (472)
   Compensation expense                                                                         12               12
   Expiration of warrants                                                                                         0
   Cumulative effect of translation adjustment                                 611                              611
   Net loss                                                                                                 (14,517)
                                                       ------------   ------------    ------------   --------------
BALANCE, July 31, 2002                                 $          0          ($636)   $          0          ($7,112)
                                                       ============   ============    ============   ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               For the Years Ended July 31,
                                                                                       2000               2001               2002
                                                                                    ----------         ----------         ----------
NET LOSS (BEFORE ADJUSTMENT FROM DISCONTINUED OPERATIONS
 AND NON-OPERATING GAINS/(LOSSES)):                                                  ($10,053)          ($10,553)          ($14,517)

Gain on the sale of GlobalSCAPE                                                             -                  -             (1,082)
Gain on the restructuring of IBM debt                                                       -                  -             (1,860)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           ($10,053)          ($10,553)          ($17,459)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
      Impairment loss                                                                       -                  -              6,432
     Depreciation and amortization                                                      4,681              4,434              4,599
     Amortization of debt discount                                                        442                372                  -
     Deferred compensation                                                                347                768                 12
     Issuance of common stock for services                                                  -                  -                 10
     Foreign currency gain                                                                  -               (326)                 -
     Minority Interest                                                                      -               (246)              (244)
     Provision for losses on accounts receivable                                          898                241                433
     Changes in current assets and liabilities-
      Decrease (increase) in accounts receivable                                         (678)               121                786
       (Increase) decrease in prepaid expenses and other                                   88               (482)               248
       (Increase) decrease in accounts payable                                           (776)              (267)             3,911
       Increase (decrease) in accrued liabilities                                         462                 (3)               780
       Decrease in deferred revenue                                                       (66)               (47)               (17)
                                                                                     --------           --------           --------
Net cash used in operating activities                                                  (4,655)            (5,988)              (509)
                                                                                     --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                   (1,993)            (1,122)            (1,092)
  Sale of GlobalSCAPE                                                                       -                  -              2,250
  Acquisition of business, net of cash acquired                                        (1,334)              (102)               (54)
                                                                                     --------           --------           --------
Net cash provided by (used in) investing activities                                    (3,327)            (1,224)             1,104
                                                                                     --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                                         745                776                 83
   Net increase in short-term borrowings                                                   80                116                  0
   Payments on debt                                                                      (781)              (560)               (65)
   Capital lease payments                                                              (1,424)            (1,106)            (1,158)
   Proceeds from convertible debentures                                                     -                  -                275
   Proceeds from issuance of preferred stock,
     net of issuance costs                                                              5,646              5,639                (26)
   Proceeds from issuance of common stock,
     net of issuance costs                                                              4,887                900                220
                                                                                     --------           --------           --------
Net cash provided by (used in) financing activities                                     9,153              5,765               (671)
                                                                                     --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                                         1,171             (1,447)               (75)
CASH AND CASH EQUIVALENTS, beginning of year                                              379              1,550                 42
CASH AND CASH EQUIVALENTS, allocated to discontinued operations                             -                (61)                61
                                                                                     --------           --------           --------
CASH AND CASH EQUIVALENTS, end of year                                               $  1,550           $     42           $     27
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

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements are those of ATSI Communications, Inc. and our subsidiaries ("ATSI" or the "Company"). We were formed on June 6, 1996 under the laws of the state of Delaware for the express purpose of affecting a "Plan of Arrangement" with American TeleSource International, Inc., which was incorporated under the laws of the province of Ontario, Canada (hereinafter referred to as "ATSI-Canada"). The Plan of Arrangement called for the stockholders of ATSI-Canada to exchange their shares on a one-for-one basis for shares of ATSI. On April 30, 1998, shareholders of ATSI-Canada approved the Plan of Arrangement, and on May 11, 1998, ATSI-Canada became a wholly owned subsidiary of ATSI. ATSI is publicly traded on the American Stock Exchange ("AMEX") under the symbol "AI".

          Through our subsidiaries, we provide retail and carrier communications services within and between the United States (U.S.) and select markets within Latin America. Utilizing a framework of licenses, interconnection and service agreements, network facilities and distribution channels, our intentions are to provide U.S standards of reliability to Mexico and other markets within Latin America which have historically been underserved by telecommunications monopolies. As of July 31, 2002, our operating subsidiaries are as follows:

          ATSI Comunicaciones, S.A. de C.V., ("ATSI-COM" a Mexican corporation)

          Utilizing our 30-year license, which we acquired in July 2000, ATSI-COM provides long distance services and the right to interconnect with local providers in Mexico. See discussion of acquisition of this concession license in Note 15.

         American TeleSource International, Inc. ("ATSI-Texas" a Texas corporation)

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

         American TeleSource International de Mexico, S.A. de C.V.
           ("ATSI-Mexico" a Mexican corporation)

         ATSI-Mexico owns and operates coin-operated public telephones in Mexico. Utilizing our 20-year comercializadora license, which expires in February 2017, ATSI purchases telephone lines and resells local, long distance and international calls from public telephones connected to the lines. Direct dial, or integrated prepaid calls may be made from the telephones using pesos or quarters, and users may use the services of ATSI-Texas to place calls to the U.S. by billing calls to valid third parties, credit cards or calling cards.

         Sistema de Telefonia Computarizada, S.A. de C.V( "Computel"a Mexican corporation)

         Computel is the largest private operator of communication centers in Mexico, operating approximately 125 communication centers in 63 cities, as of July 31, 2002. Direct dial calls may be made from the communication centers using cash or credit cards, and users may use the services of ATSI-Texas to place calls to the U.S. by billing calls to valid third parties, credit cards or calling cards. Computel utilizes telephone lines owned by ATSI-Mexico.

         Servicios de Infraestructura, S.A. de C.V ("Sinfra"a Mexican corporation)

         Utilizing our 15-year Teleport and Satellite Network license, which expires in May 2009, Sinfra owns and operates our teleport facilities in Monterrey and Mexico City, Mexico. These facilities are used for the provision of international private network services. Sinfra also owns a 20-year Packet Switching Network license, which expires in October 2014.

         TeleSpan, Inc. ("TeleSpan" a Texas corporation)

         TeleSpan owns and operates our teleport facilities in the U.S. and Costa Rica. TeleSpan contracts with U.S. based entities and carriers seeking facilities or increased capacity into Mexico, Costa Rica and El Salvador. For network services into Mexico, TeleSpan utilizes facilities owned by Sinfra.

         ATSI de CentroAmerica (a Costa Rican corporation)

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

     Foreign Currency Translation

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

     Impuesto al Valor Agregado (Value-Added Tax) ("IVA")

     Our Mexican subsidiaries are required to report a value-added tax related to both purchases and sales of services and assets, for local tax reporting. Accordingly, each subsidiary maintains both an IVA receivable and IVA payable account on their subsidiary ledgers. For consolidated reporting purposes, we net our Mexican subsidiaries IVA receivable and IVA payable accounts as allowed by regulatory requirements in Mexico. For the year ended July 31, 2001, this netting of IVA accounts resulted in the elimination of IVA payable, a corresponding reduction in IVA receivable of approximately $2,101,000 and a net IVA receivable of $289,000. For the year ended July 31, 2002, this netting of IVA accounts resulted in the elimination of IVA payable, a corresponding reduction in IVA receivable of approximately $1,533,000 and a net IVA receivable of $265,000.

     Revenue Recognition Policies

     We recognize revenue from our retail services as such services are performed, net of unbillable calls. Revenue from carrier services and network services are recognized when service commences for service commencement fees and monthly thereafter as services are provided.

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management's expectations.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from one to fifteen years. Expenditures for maintenance and repairs are charged to expense as incurred. Direct installation costs and major improvements are capitalized.

     Impairment of Long-lived assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recovered through undiscounted future cash flows. If it is determined that an impairment has occurred based on expected cash flows, such loss is recognized in the statement of operations.

     Income Taxes

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

     Basic and Diluted Loss Per Share

     Loss per share was calculated using the weighted average number of common shares outstanding for the years ended July 31, 2000, 2001 and 2002. Common stock equivalents, which consist of the stock purchase warrants and options described in Note 12, were excluded from the computation of the weighted average number of common shares outstanding because their effect was antidilutive.

     New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which supercedes APB Option No. 17, "Intangible Assets" provides financial accounting and reporting for acquired goodwill and other intangible assets. While SFAS 142 is effective for fiscal years beginning after December 15, 2001, early adoption is permitted for companies whose fiscal years begin after March 15, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of assets should be accounted for in financial statements upon their acquisition as well as after they have been initially recognized in the financial statements. While the Company is not required to adopt SFAS 142 until August 1, 2002 we do not believe the adoption will have a material effect on the financial condition or results of the Company unless we determine going forward that further impairment of our intangible assets exist.

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

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. (Including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company's future results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148 (SFAS 148), "Accounting for Stock-Based Compensation--Transition and Disclosure", amending FASB Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. Management is assessing the effects of SFAS 148 on the financial statements of the company.

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

     3. FUTURE OPERATIONS, LIQUIDITY, CAPITAL RESOURCES AND VULNERABILITY DUE TO CERTAIN CONDITIONS

     The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. For the period from December 17, 1993 to July 31, 2002, we have incurred cumulative net losses of $67.5 million. We had a working capital deficit of $9.2 million at July 31, 2001 and $13.2 million at July 31, 2002 and we had negative cash flows from operations of $4.7 million, $6.0 million and $519,000 for the years ended July 31, 2000, 2001 and 2002, respectively. As of July 31, 2002, we are in default on our leases with IBM de Mexico and NTFC Capital Corporation. See further discussion regarding these leases in Note 9. We have limited capital resources available to us, and these resources may not be available to support our ongoing operations until such time as we are able to generate positive cash flows from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

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

     During the latter half of fiscal 2001 and most of fiscal 2002 we focused our energies on maximizing revenues through increased capacity and efficiencies in our international network. The result was an increase in the volume of carrier services traffic and three of the four highest revenue quarters in our history. While overall demand for termination services remains high the uncertainty in the telecom sector in the last quarter of 2002 and the first half of 2003, our limited resources and the payment requirements of most of our carriers have led to reduced terminating capacity and correspondingly, reduced revenues. As a result, we have focused our efforts on maximizing our gross margins by carrying the most profitable minutes possible and reducing our direct costs. Additionally, we have worked where possible to reduce our SG&A costs. Subsequent to year-end we have made a number of decisions to further conserve our limited resources including terminating a number of employees in our corporate office, strategic terminations in our Mexico operations and the constriction and ultimately, idling of our carrier network capacity.

     On June 12, 2002 we discontinued our e-commerce operations through the sale of our majority-owned subsidiary, GlobalSCAPE, Inc. The sale, which was done to strengthen our balance sheet and facilitate future growth of our core telecommunications business, resulted in a gain of approximately $1.1 million.

     Income statement presentation for the years ended July 2000, 2001 and 2002 reflects the e-commerce revenues and the expenses of GlobalSCAPE as discontinued operations.

     Balance sheet presentation for the year ended July 31, 2001 reflects the accumulation of the net assets of GlobalSCAPE consisting primarily of cash, accounts receivable, intercompany receivables, prepaid and other current assets, property, plant and equipment, goodwill, trademarks and development costs which we have classified as net discontinued assets. We have also accumulated the net liabilities of GlobalSCAPE, which consist primarily of trade payables, accrued liabilities and capital lease obligations and classified them as net discontinued liabilities.

     4.   IMPAIRMENT OF ASSETS

     During the fourth quarter of fiscal 2002, we evaluated the carrying value of the goodwill and other intangible assets, as well as property and equipment. Based on this evaluation and the anticipated undiscounted cash flows related to such assets, we determined that the goodwill, the concession license, certain telecom equipment, and certain other assets were impaired. Accordingly, we recorded impairment of goodwill of approximately $3.3 million, impairment of the concession license of approximately $2 million, impairment of telecom equipment of approximately $977,000 and impairment of approximately $103,000 of other assets.

     5.   PROPERTY AND EQUIPMENT, NET (at cost)

     Following is a summary of our property and equipment at July 31, 2001 and 2002:

                                                       Depreciable lives        July 31, 2001         July 31, 2002
                                                       -----------------        -------------         -------------
      Telecommunication equipment                         10-15 years              $9,886,154           $11,977,635
      Land and buildings                                   10 years                   560,088               575,333
      Furniture and fixtures                               3-5 years                1,353,741             1,370,424
      Equipment under capital leases                       5-7 years                6,193,945             3,391,024
      Leasehold improvements                               1-5 years                  765,762               765,628
      Computer equipment                                    3 years                 1,753,976             1,770,349
      Other                                                3-5 years                   54,784                51,444
                                                                            ------------------    ------------------
                                                                                   20,568,840            19,901,837
      Less: accumulated depreciation                                              (11,587,670)          (14,784,981)
                                                                            ------------------    ------------------
      Total - property and equipment, net                                          $8,980,780            $5,116,856
                                                                            ==================    ==================

     Depreciation and amortization expense as reported in our Consolidated Statements of Operations includes depreciation expense related to our capital leases. For the years ended July 31, 2000, 2001 and 2002, we recorded approximately $3,483,719, $3,567,567 and $3,758,592, respectively of depreciation expense related to our fixed assets. During fiscal 2000, the Company reviewed its depreciable lives among its telecommunication assets in Mexico and the

U.S. and made a downward revision of the estimated lives of telecommunication assets in Mexico to conform to lives in the U.S. This change did not have a significant effect on the consolidated financial statements of the Company. During fiscal 2002, we recorded approximately $977,000 of expense related to equipment that had been decommissioned or deemed impaired.

         6.       GOODWILL AND CONCESSION LICENSE

         Following is a summary of our material intangible assets:

                                                    July 31, 2001      July 31, 2002
                                                   ---------------    ---------------
              Goodwill                               $ 5,363,735        $ 5,357,495
              Less: accumulated amortization           ($517,630)         ($651,477)
              Less: impairment                                 -        ($3,312,626)
                                                     -----------        -----------
                                                     $ 4,846,105        $ 1,393,392

              Concession License                     $ 4,428,931        $ 4,482,931
              Less: accumulated amortization           ($221,097)         ($443,842)
              Less: impairment                                 -        ($2,039,089)
                                                     -----------        -----------
                                                     $ 4,207,834        $ 2,000,000

         Through July 31, 2002, goodwill has been amortized over a 40 year life. As disclosed in Note 2, as of August 1, 2002 the Company will adopt SFAS 142 "Goodwill and Other Intangible Assets". SFAS 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill will cease on August 1, 2002. The concession license costs are being amortized over 26 years, the remaining life of the concession license. As it relates to SFAS 121, as of July 31, 2002, we determined that the estimated future cash flows associated with our goodwill and concession license were less than the carrying value of such assets and impairment losses of $3,312,626 and $2,039,089 were recorded for the year. As of July 31, 2001 and 2002, other assets also included approximately $392,956 and $146,398, not identified as goodwill or concession license. For the years ended July 31, 2000, 2001 and 2002, we recorded amortization expense of $812,217, $352,766 and $356,592, respectively related to our other assets.

         7.       NOTES PAYABLE

Notes payable are comprised of the following:

                                                           July 31, 2001       July 31, 2002
                                                           -------------       -------------
Notes payable to taxing entity, see terms below.              $361,089            $479,376

Note payable to a related party, see terms below.              250,000             250,000

Note payable to a company, see terms below.                     65,734                   -

Note payable to a company, see terms below                      -        386,362
Note payable to individuals, see terms below                    -        357,000
                                                       ----------     ----------
Total current notes payable                            $  676,823     $1,472,738
                                                       ==========     ==========

         The Company, through its acquisition of Computel, assumed notes payables to a taxing entity for various past due taxes. The notes have interest rates ranging from 8% to 15%, with scheduled monthly principal and interest payments of approximately $18,121. The notes were originally scheduled to mature between July 1999 and July 2001 and are collaterized by the assets of Computel. The Company continues to work with the taxing entities but as of year-end no payments have been made and we are in default of the agreement.

         In March 2001, the Company entered into a note payable with a related party, a director of ATSI, in the amount of $250,000, for a period of 90 days, renewable at the note holder's option. The note which accrues interest at a rate of 9.75% per annum payable monthly until the note is paid in full has been extended throughout fiscal 2001 and 2002. Subsequent to year-end the director resigned from our Board of Directors.

         During December 2000, the Company, through one of its subsidiaries, assumed a note payable, to a company, of approximately $120,000 related to the acquisition of an Internet business. The note has an interest rate of approximately 1.4%, with scheduled monthly principal and interest payments of approximately $10,400. The note was paid off in fiscal 2002.

         In May 2002, the Company entered into a note payable with a vendor for equipment it had originally purchased commencing in June 2000 in the amount of $386,362. The note which accrues interest beginning July 15, 2002 at the rate of 18% matured October 15, 2002. As of the date of this filing the Company has not made any payments and is in default of the agreement.

         In November 2001, the Company entered into a note payable, in the amount of $357,000 with the former owners of the concession license it purchased in July 2002. The note called for principal payments of $51,000 per month plus accrued interest. The note which accrues interest at the rate of prime plus 2% matured July 19, 2002. On October 1, 2002, the note was amended in its entirety with a revised maturity date of February 2006 and an amended interest rate of 7.75%. The revised note calls for equal monthly payments of principal and interest in the amount of $8,925. As of the date of this filing, no monthly payments have been made therefore the note is technical default and has been classified as current.

         8.       ADVANCES PAYABLE

         During fiscal 2002 we received $275,000 of advances without specific terms of repayment or interest. Subsequent to year-end in January 2003 we issued 275 9% Convertible Subordinated Debentures with a face value of $1,000, due January 2005 and warrants to purchase 137,500 shares of common stock for the $275,000 previously advanced. Each debenture accrues interest at the rate of 9% per annum payable quarterly. The debentures convert into common stock at a conversion price of $0.135 and the warrants are priced at $0.112.

         9.       LEASES

         Operating Leases

         We lease office space, furniture, equipment and network capacity under noncancelable operating leases and certain month-to-month leases. During fiscal 2000, 2001 and 2002, we also leased certain equipment under capital leasing arrangements. Rental expense under operating leases for the years ended July 31, 2000, 2001 and 2002, was $4,522,847, $4,308,501 and $3,689,597, respectively.
Future minimum lease payments under the noncancelable operating leases at July 31, 2002 are as follows:

                   2003                                        $  374,396
                   2004                                           367,161
                   2005                                           367,161
                   2006                                           282,705
                   2007                                           282,705
                   Thereafter                                     259,147
                                                               ----------
                   Total minimum lease payments                $1,933,275
                                                               ==========

         Capital Leases

         Future minimum lease payments under the capital leases together with the present value of the net minimum lease payments at July 31, 2002 are as follows:

                   2003                                       $ 3,896,560
                   2004                                            56,412
                   2005                                            17,013
                   2006                                                 -
                                                              -----------
                   Total minimum lease payments                 3,969,985
                   Less: Amount representing taxes                   (151)
                                                              -----------
                   Net minimum lease payments                   3,969,834
                   Less: Amount representing interest            (695,866)
                                                              -----------
                   Present value of minimum lease payments    $ 3,273,968
                                                              ===========

         In fiscal 1997 and in fiscal 1998, we through ATSI-Mexico, secured capital lease facilities with IBM de Mexico. These facilities in total approximated $4.625 million and were used to install U.S. standard intelligent pay telephones in various Mexican markets and to increase network capacity. In May 1999 and again in October 2000 we restructured our capital lease obligation with IBM de Mexico by extending the payment of our total obligation. The latest restructuring of October 2000 increased the monthly payments during calendar year 2001 from approximately $108,000 to approximately $159,000 per month. Interest continued to accrue at the rate of approximately 13% per year, with the facility scheduled to be paid off in June 2003. In May 2002, the Company announced that it had completed an additional restructuring of its capital lease agreement with IBM. This restructuring resulted in a reduction in obligations under capital leases of approximately $640,000, a reduction in accrued interest and value added tax of approximately $1.7 million, a reduction in equipment of $487,500 and a gain on restructuring of approximately $1,860,000. The agreement called for forty-two payments commencing August 1, 2002, consisting of six payments of $50,000 and thirty-six payments of $75,000. The principal obligation outstanding under said facility at July 31, 2001 and July 31, 2002 was approximately $3,009,840 and $2,346,126, respectively. As of the date of this filing we had not made payments due totaling approximately $325,000 and therefore were in default under the lease agreement.

         In December 1998, we ordered a DMS 250/300 International gateway switch from Northern Telecom, Inc. at a cost of approximately $1.8 million. As of July 31, 1999, we entered into a capital lease transaction with NTFC Capital Corporation, ("NTFC") to finance the switch and an additional approximate $200,000 of equipment over a five and a half-year period with payments deferred for six months. Quarterly payments approximate $141,000 and the capital lease has an interest rate of approximately 12%. The lease facility requires that we meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, EBITDA results and debt to equity ratios. As of July 31, 2002, we are not in compliance with the financial covenants related to revenues, gross margins and EBITDA results, although we are current with our payments. Subsequent to year-end we have not made quarterly payments totaling $282,000 and are in default of our agreement. Accordingly, we have classified the entire capital lease in our accompanying consolidated balance sheet as a current liability. The obligation outstanding under said facility at July 31, 2001 and July 31, 2002 was approximately $ 1,697,000 and $812,000, respectively.

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

         We secured a capital lease for approximately $500,000 in December 1998 for the purchase of Asynchronous Transfer Mode ("ATM") equipment from Network Equipment Technologies ("N.E.T"). The capital lease is for thirty-six months with monthly payments of approximately $16,000 a month. The obligation outstanding under said facility at July 31, 2001 and July 31, 2002 was approximately $128,395 and $0, respectively.

         Our capital leases have interest rates ranging from 11% to 14%. Annual interest expense under our capital leases was $736,252, $1,028,177 and $1,028,177, respectively, for the years ending July 31, 2000, 2001 and 2002.

     10. DEFERRED REVENUE

     We record deferred revenue related to the private network services provided. Customers may be required to advance cash to us prior to service commencement to partially cover the cost of equipment and related installation costs. Any cash received prior to the actual commencement of services is recorded as deferred revenue until services are provided by us, at which time we recognize the service commencement revenue. At July 31, 2001 and July 31, 2002 we had approximately $119,000 and $111,000 of deferred revenues outstanding, respectively.

     11. SHARE CAPITAL

         Common stock

     As discussed in Note 1, in May 1998, we completed our Plan of Arrangement whereby the shareholders of ATSI-Canada exchanged their shares on a one-for-one basis for shares of ATSI-Delaware stock. The exchange of shares resulted in the recording on our books of $0.001 par value stock and additional paid-in capital.

     During the year ended July 31, 2000, we issued 18,723,692 common shares. Of this total, 8,469,825 shares were issued for approximately $6.3 million of net cash through the exercise of 8,469,825 warrants and options, 6,802,013 shares were issued as a result of the conversion of preferred shares, 2,632,929 were issued as a result of the conversion of convertible notes, 387,359 shares were issued for services rendered to us, 31,566 shares were issued to a shareholder in exchange for a guarantee of up to $500,000 of Company debt, and 400,000 shares were issued related to our acquisition of Grupo Intelcom, S.A de C.V as noted in Note 15. The shares issued for services rendered, the guarantee of Company debt, and the shares issued for our acquisition of Grupo Intelcom, S.A. de C.V. have not been registered by us, nor do we have any obligation to register such shares.

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

     During the year ended July 31, 2002, we issued 17,664,688 common shares. Of this total, 773,142 shares were issued for approximately $220,000 of net cash through the investment option of our Series E Preferred Stock holder, 15,454,922 shares were issued as a result of the conversion of preferred shares, 1,062,791 were issued related to our acquisition in July 2000 of Grupo Intelcom, S.A. de C.V., 328,333 shares were issued related to the settlement of officer notes and 47,500 shares were issued for services rendered to us. The shares issued for services rendered and the shares issued related to our acquisition of Grupo Telecom, S.A. de C.V. have not been registered by us, nor do we have any obligation to register such shares.

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

     No dividends were paid on our common stock during the years ended July 31, 2000, 2001 and 2002.

           Preferred Stock

     The shareholders of ATSI-Canada approved the creation of a class of preferred stock at our annual shareholders meeting on May 21, 1997. Effective June 25, 1997, the class of preferred stock was authorized under the Ontario Business Corporations Act. According to our amended Articles of Incorporation, our board of directors may issue, in series, an unlimited number of preferred shares, without par value. No preferred shares have been issued as of July 31, 2002.

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

          Series A Preferred Stock

     In March and April 1999, we issued a total of 24,145 shares of Series A Preferred Stock for cash proceeds of approximately $2.4 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum payable quarterly. During fiscal 2000, the holders of the aforementioned Series A Preferred Stock elected to convert all of their outstanding preferred shares and accumulated dividends resulting in the issuance of approximately 3,616,231 shares of common stock.

     In December 1999 and February 2000, we issued 14,370 shares (two issuances of 10,000 shares and 4,370 shares) and 10,000 shares, respectively, of Series A Preferred Stock for cash proceeds of approximately $1.4 million and $1.0 million, respectively. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum payable quarterly. In fiscal 2001, the holder of the 10,000 shares issued in February 2000 elected to convert all their shares and accumulated dividends of approximately $66,000 resulting in the issuance of 576,633 shares of common stock. Additionally, in fiscal 2001, the holder of the 10,000 shares issued in December 1999 elected to convert all their shares and accumulated dividends of approximately $125,000 into shares of common stock resulting in the issuance of 1,458,955 shares of common stock. As of July 31, 2002, 4,370 shares of Series A Preferred Stock remain outstanding for which we have accrued approximately $110,000 for dividends.

     The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) trading days preceding the Date of Closing (the "Initial Conversion Price"). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. As these conversion features are considered a "beneficial conversion feature" to the holder, we allocated approximately $3.6 million of the approximate $5.0 million in proceeds to additional paid-in capital as a discount to be amortized over various periods ranging from ninety days to a twelve-month period. During fiscal year 2001 the remaining beneficial conversion feature was fully amortized. The Series A Preferred Stock is callable and redeemable by us at 100% of its face value, plus any accumulated, unpaid dividends at our option any time after the Common Stock of ATSI has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as we do not call the Preferred Stock prior to the first anniversary date of the Date of Closing.

          Series B Preferred Stock

     In July 1999 we issued 2,000 shares of Series B Preferred Stock for cash proceeds of approximately $2.0 million. The Series B Preferred Stock accrues cumulative dividends at the rate of 6% per annum. During fiscal 2000, the holder elected to convert all 2,000 shares of its Series B Preferred Stock and accumulated dividends resulting in the issuance of approximately 2,625,214 shares of common stock.

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

          Series C Preferred Stock

     In September 1999, we issued 500 shares of Series C Preferred Stock for cash proceeds of approximately $500,000. The Series C Preferred Stock accrues cumulative dividends at the rate of 6% per annum. In fiscal 2000, the holder elected to convert all 500 shares of Series C Preferred Stock and accumulated dividends resulting in the issuance of approximately 492,308 shares of common stock.

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

          Series D Preferred Stock

     In February 2000, we issued 3,000 shares of Series D Preferred Stock for cash proceeds of approximately $3.0 million. The Series D Preferred Stock accrues cumulative dividends at the rate of 6% per annum payable quarterly. During fiscal 2001, the holder elected to convert 1,358 shares and accumulated dividends of approximately $73,000 resulting in the issuance of 3,946,464 shares of common stock. During fiscal 2002, the holder elected to convert 900 shares and accumulated dividends of approximately $103,000 resulting in the issuance of 4,384,990 shares of common stock. As of July 31, 2002, 742 shares of Series D Preferred Stock remain outstanding, for which we have accrued approximately $109,000 for dividends.

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

          Series E Preferred Stock

     In October 2000, March 2001 and June 2001 we issued a total of 4,500 shares of Series E Preferred Stock and warrants to purchase 1,636,364 shares of common stock for cash proceeds of approximately $4.5 million. The Series E Preferred Stock does not accrue dividends. In addition, we are obligated to issue 175,000 warrants as a finder's fee to an entity that introduced us to the equity fund at an exercise price of $1.72 per warrant. These warrants expire October 2004. The fair value of the warrants was determined to be $1.27 per warrant and we assigned approximately $868,000 of the proceeds to warrants outstanding in stockholders' equity. The warrants contain a reset provision which call for the exercise price to be reset in October 2001, should the closing bid price on AMEX for the ten days preceding the reset date be lower than the original exercise price. During fiscal 2001, the holder converted 1,010 of the shares outstanding and accumulated interest resulting in the issuance of 2,198,329 shares of common stock. In accordance with the terms of the Investment Option of the Series E Preferred Stock, the holder purchased an additional 1,758,663 shares of common stock for $832,415. During fiscal 2002, the holder converted 2,035 of the shares outstanding and accumulated interest resulting in the issuance of 10,166,006 shares of common stock. In accordance with the terms of the Investment Option of the Series E Preferred Stock, the holder also purchased an additional 773,142 shares of common stock for $220,000. As of July 31, 2002, 1,455 shares of Series E Preferred Stock remain outstanding.

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

          Series F Preferred Stock

     In March 2001, we issued 8,175 shares of Series F Preferred Stock for cash proceeds of $817,500 and 1,035 shares for services rendered, 535 of which specifically related to the Series F private placement. The Series F Preferred Stock accrues cumulative dividends at the rate of 15% per annum. During fiscal 2002, holders of 700 of the shares outstanding converted into 274,278 shares of common stock. Additionally, we issued 320,994 shares of common stock for accumulated dividends during the year. As of July 31, 2002 we have 8,510 shares of Series F Preferred Stock outstanding for which we have accrued approximately $74,000 for dividends.

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

          Series G Preferred Stock

     In June 2001, we issued 6,500 shares of Series G Preferred Stock for cash proceeds of $650,000. The Series G Preferred Stock accrues cumulative dividends at the rate of 15% per annum. During fiscal 2002, we issued 301,606 shares of common stock for accumulated dividends. As of July 31, 2002, the entire balance of 6,500 shares of Series G Preferred Stock remains outstanding for which we have accrued approximately $16,250 for dividends.

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

     12.  STOCK PURCHASE WARRANTS AND STOCK OPTIONS

     During the year ended July 31, 2002, we did not issue any warrants to purchase shares of common stock. Following is a summary of warrant activity from August 1, 1999 through July 31, 2002:

                                                             Year Ending July 31,
                                              ----------------------------------------------------
                                                      2000               2001              2002
                                              ----------------------------------------------------
Warrants outstanding, beginning                    4,203,925            681,045         5,013,826
Warrants issued                                      601,045          4,332,781                 -
Warrants expired                                     (80,000)                 -          (180,000)
Warrants exercised                                (4,043,925)                 -                 -
                                                  ----------         ----------        ----------
Warrants outstanding, ending                         681,045          5,013,826         4,833,826
                                                  ==========         ==========        ==========

Warrants outstanding at July 31, 2002 expire as follows:

   Number of Warrants                     Exercise Price                   Expiration Date
   ------------------                     --------------                   ---------------
          175,000                             $7.17                          March 31, 2003
          100,000                             $6.00                           July 21, 2003
           50,000                             $5.46                           July 25, 2003
            5,000                             $1.72                        November 1, 2003
           75,000                             $1.06                       November 16, 2003
          852,778                             $0.72                          March 23, 2004
          738,636                             $0.58                           June 11, 2004
           50,000                             $1.25                            July 2, 2004
          800,000                             $0.41                           July 31, 2004
           20,000                             $1.19                      September 24, 2004
          909,091                             $1.72                        October 11, 2004
          181,819                             $1.72                        October 11, 2004
          545,457                             $1.72                        October 11, 2004
           50,000                             $1.72                        October 11, 2004
          175,000                             $1.72                        October 11, 2004
          106,045                             $0.94                        December 8, 2004

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

     In December 2000, our board of directors adopted the 2000 Incentive Stock Option Plan. Under the 2000 Incentive Stock Option Plan, options to purchase up to 9,800,000 shares of common stock may be granted to employees, directors and certain other persons. Like the 1997 and 1998 Stock Option Plans, the 2000 Incentive Stock Option Plan is intended to permit us to retain and attract qualified individuals who will contribute to our overall success. The exercise price of all of the options is equal to the market price of the shares of common stock as of the date of grant. The options vest pursuant to the individual stock option agreements, usually 33 percent per year beginning one year from the grant date with unexercised options expiring ten years after the date of the grant. The 2000 Incentive Stock Option Plan was approved by a vote of the stockholders at our Annual Meeting of Shareholders on February 7, 2001. On May 7, 2001, the board of directors granted a total of 1,864,000 options to purchase common stock to employees of ATSI. In August 2001, the board approved the granting of an additional 3,050,000 in options to directors, officers and employees of ATSI. The Board further approved the granting of a total of 2,227,499 options to directors, officers and employees in September 2001, December 2001, March 2002 and June 2002.

     A summary of the status of our 1997, 1998 and 2000 Stock Option Plans for the years ended July 31, 2000, 2001 and 2002 and changes during the periods are presented below:

                                                                 Years Ended July 31,
                              --------------------------------------------------------------------------------------------
    1997 Stock
    Option Plan                          2000                            2001                           2002
                                                 Weighted                       Weighted                       Weighted
                                                 Average                        Average                        Average
                                                 Exercise                       Exercise                       Exercise
                                  Shares           Price          Shares         Price          Shares          Price
                              --------------- --------------- --------------- ------------- ---------------- -------------
    Outstanding, beginning
    of year                        4,222,667      $0.75              312,003     $1.59              202,002     $1.87
    Granted                                -          -                    -         -                    -         -
    Exercised                     (3,907,331)     $0.66              (13,000)    $0.58                    -         -

    Forfeited                         (3,333)     $0.58      (97,002)    $2.15            -       -
                                     -------      -----      -------     -----            -       -
    Outstanding, end of year         312,003      $1.59      202,001     $1.87      202,002     $1.87
                                     =======      =====      =======     =====      =======     =====
    Options exercisable at
    end of year                      171,667      $1.55      202,001     $1.87      202,002     $1.87
                                     =======      =====      =======     =====      =======     =====
    Weighted average fair
    value of options
    granted during the year                         N/A                    N/A                    N/A
                                                    ===                    ===                    ===

          See Note 21 for a discussion of options exercised in the year ending July 31, 2000 in connection with a note arrangement with certain officers of the Company.

                                                                 Years Ended July 31,
                              --------------------------------------------------------------------------------------------
    1998 Stock
    Option Plan                          2000                           2001                           2002
                              ------------------------------- ----------------------------- ------------------------------
                                                Weighted                        Weighted                       Weighted
                                                Average                         Average                        Average
                                                Exercise                        Exercise                       Exercise
                                 Shares           Price           Shares         Price          Shares          Price
                              -------------- ---------------- --------------- ------------- ---------------- -------------
    Outstanding,
    beginning of year           1,881,800         $0.63          1,379,211       $0.70         1,026,840        $0.91
    Granted                       155,000         $2.57            117,500       $0.90                 -            -
    Exercised                    (525,255)        $0.57           (231,999)      $0.55                 -            -
    Forfeited                    (132,334)        $0.69           (237,872)      $0.84           (11,668)       $0.78
                                ---------         -----          ---------       -----         ---------        -----

    Outstanding, end of year    1,379,211         $0.70          1,026,840       $0.91         1,015,572        $0.91
                                =========         =====          =========       =====         =========        =====
    Options exercisable at
    end of year                    85,499         $0.60            417,043       $0.83           891,840        $0.82
                                =========         =====          =========       =====         =========        =====
    Weighted average fair
    value of options
    granted during the year                       $1.92                          $0.87                           N/A
                                                  =====                          =====                          =====

                                                                      Year Ended July 31,
                                                 ---------------------------------------------------------------
    2000 Stock Option Plan                                  2001                            2002
                                                 ---------------------------- ----------------------------------
                                                                  Weighted                          Weighted
                                                                  Average                            Average
                                                                  Exercise                          Exercise
                                                    Shares         Price            Shares            Price
                                                 -------------- ------------- ------------------- --------------
    Outstanding, beginning of year                           -     $   -                1,864,000      $0.56
    Granted                                          1,864,000     $0.56                5,277,499      $0.44
    Exercised                                                -     $   -                        -      $   -
    Forfeited                                                -     $   -                 (716,334)     $0.49
                                                     ---------     -----                ---------      -----

    Outstanding, end of year                         1,864,000     $0.56               6,425,165      $0.48
                                                     =========     =====               =========      =====
    Options exercisable at end of year                       -      N/A                1,876,998      $0.59
                                                                    ===                               =====
    Weighted average fair value of options
    granted during the year                                        $0.55                              $0.27
                                                                   =====                              =====

     The weighted average remaining contractual life of the stock options outstanding at July 31, 2002 is approximately 4.5 years for options granted under the 1997 Stock Option Plan, approximately 6 years for options granted under the 1998 Stock Option Plan and approximately 8 years for options granted under the 2000 Incentive Stock Option Plan.

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

                                                                        Year Ended July 31,
                                               -----------------------------------------------------------------------
                                                        2000                   2001                    2002
                                                        ----                   ----                    ----
Net loss to common shareholders
-------------------------------
As reported                                          ($17,138)              ($12,785)                ($14,989)
Pro forma                                            ($17,657)              ($13,384)                ($15,931)
Basic and diluted loss per share
--------------------------------
As reported                                            ($0.30)                ($0.18)                  ($0.17)
Pro forma                                              ($0.31)                ($0.19)                  ($0.18)

     The fair value of the option grant is estimated based on the date of grant using an option pricing model with the following assumptions used for the grants in 2000, 2001 and 2002: Dividend yield of 0.0%, expected volatility of between 104% - 141%, 136% - 156% and 123%,

(depending on the time of grant) respectively, risk-free interest rate of 6.25%, 5.45% and 4.92% respectively, and an expected life of ten years. The fair value of these options is being amortized over the three-year vesting period of the options.

     The following table summarizes information about stock options and warrants outstanding for all plans at July 31, 2002:

                                                           Options and Warrants
                Options and Warrants Outstanding                Exercisable
                ----------------------------------------------------------------
                                           Weighted
                                           Average
                              Weighted     Remaining                    Weighted
Range of                      Average     Contractual                   Average
Exercise        Number        Exercise       Life         Number        Exercise
Prices        Outstanding       Price       (Years)     Exercisable       Price
--------------------------------------------------------------------------------
$0.25-0.41      3,977,500       $0.38        7.64        1,000,000       $0.40
$0.53-0.64      4,802,804       $0.57        7.69        3,163,803       $0.57
$0.72-1.25      1,269,492       $0.81        2.37        1,247,626       $0.81
$1.72-7.17      2,426,368       $2.49        2.41        2,393,036       $2.47
--------------------------------------------------------------------------------

$0.25-7.17     12,476,164       $0.91        6.10        7,604,665       $1.17
================================================================================



     13.  STATEMENT OF CASH FLOWS

     Cash payments and non-cash investing and financing activities during the periods indicated were as follows:

                                                                             For the Years Ended July 31,
                                                                ----------------------------------------------------
                                                                     2000               2001               2002
                                                                     ----               ----               ----
Cash payments for interest                                      $   2,272,111       $    910,863       $     742,225
Cash payments for taxes                                         $           -       $     64,416       $     109,843
Non-cash:
Common shares issued for services                               $      24,968       $     33,000       $       9,502
Common shares issued for liquidating damages                    $           -       $    250,000       $           -
Notes receivable and accrued interest issued to
    Exercise options for common shares                          $   1,107,898       $    101,416       $           -
Common shares issued for acquisition                            $   2,921,008       $          -       $    (981,063)
Note incurred in conjunction with acquisition                   $           -       $    120,000       $           -
Conversion of convertible debt to common shares                 $   3,333,664       $    803,271       $           -
Capital lease obligations incurred                              $     275,096       $          -       $     122,088

     14.  EMPLOYEE BENEFIT PLAN

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

     Subsequent to December 31, 2000 and December 31, 2001, the Company made matching contributions of approximately $17,600 and $10,400, respectively. No discretionary contribution was made for the Plan Years 2000 and 2001.

     15.  ACQUISITIONS

     In July 2000, we acquired Grupo Intelcom, S.A. de C.V., a Mexican company, which owned a long distance license issued by the Mexican government. The terms of the agreement called for us to purchase 100% of the stock of Grupo Intelcom from Alfonso Torres Roqueni (a 51% stockholder) and COMSAT Mexico, S.A. de C.V., (a 49% stockholder) for a total purchase price of approximately $4,176,000 consisting of $755,000 in cash, $500,000 in the form of a note payable, which was paid off prior to July 31, 2000, 400,000 shares of our common stock valued at approximately $2.5 million and 100,000 warrants exercisable at $6.00 for a period of three years and valued at approximately $440,000. The agreement also provided for an additional payment should the value of ATSI's stock be lower than $5.00 on the first anniversary date. In October 2001, we renegotiated the reset provisions of the original agreement resulting in: 1) a cash liability of approximately $457,000 payable to Mr. Torres, 2) the issuance of 1,062,791 shares of ATSI common stock equivalent to $457,000, 3) 100,000 warrants at an exercise price of $0.32 to be issued and 4) an extension of the original reset provision to the second anniversary date in July 2002. On the second anniversary date the closing stock price was $0.10 resulting in an additional liability of $980,000, which we have recorded as of July 31, 2002. We are currently negotiating with Mr. Torres to satisfy a portion of the outstanding liability in exchange for equity and a note payable over approximately 36-48 months. There can be no assurances, however, that the negotiations will be successful.

     16.  SEGMENT REPORTING

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. In an attempt to identify our reportable operating segments, we considered a number of factors or criteria. These criteria included segmenting based upon geographic boundaries only, segmenting based on the products and services provided, segmenting based on legal entity and segmenting by business focus. Based on these criteria we have determined that we have two reportable operating segments: (1) U.S. Telco and (2) Mexico Telco. Additionally, we believe that our U.S. and Mexican subsidiaries should be separate segments even though many of the products are borderless. Both the U.S. Telco and Mexican Telco segments include revenues generated from Integrated Prepaid, Postpaid, and Network Services. Our Carrier Services revenues, generated as a part of our U.S. Telco segment, is the only revenues not currently generated by both the U.S. Telco and Mexico Telco segments. We have included the operations of ATSI-Canada, ATSI-

Delaware and all businesses falling below the reporting threshold in the "Other" segment. The "Other" segment also includes intercompany eliminations.

     We have used earnings before interest, taxes, depreciation and amortization (EBITDA) in our segment reporting, as it is the chief measure of profit or loss used in assessing the performance of each of our segments.

In Thousands                                       As of and for the years ending
                                     --------------------------------------------------------
                                        July 31, 2000       July 31, 2001       July 31, 2002
U.S. Telco
---------------------------------------------------------------------------------------------
External revenues                           $  27,359           $  28,919           $  42,590
Intercompany revenues                       $   2,618           $   1,422           $   1,468
                                            ---------           ---------           ---------
Total revenues                              $  29,977           $  30,341           $  44,055
                                            =========           =========           =========

EBITDA                                        ($4,374)            ($3,300)            ($3,538)

Operating loss                                ($6,607)            ($5,305)            ($6,568)

Net loss                                      ($6,526)            ($5,791)            ($5,039)

Total assets                                $  12,556           $  15,844           $  12,009

Mexico Telco
---------------------------------------------------------------------------------------------
External revenues                           $   6,942           $   6,980           $   8,111
Intercompany revenues                       $   2,428           $   1,886           $   1,975
                                            ---------           ---------           ---------
Total revenues                              $   9,370           $   8,866           $  10,086
                                            =========           =========           =========

EBITDA                                          ($742)            ($1,685)            ($1,059)

Operating loss                                ($2,797)            ($3,332)            ($6,228)

Net loss                                      ($3,563)            ($4,065)            ($8,301)

Total assets                                $   9,808           $   8,097           $   2,781

Other
---------------------------------------------------------------------------------------------
External revenues                                   -                   -                   -
Intercompany revenues                         ($5,046)            ($3,308)            ($3,443)
                                            ---------           ---------           ---------
Total revenues                                ($5,046)            ($3,308)            ($3,471)
                                            =========           =========           =========

EBITDA                                            ($5)               ($12)              ($227)

Operating loss                                   ($13)              ($281)            ($2,585)

Net loss                                      ($7,048)            ($2,928)            ($1,649)

Total assets                                $   4,530               ($581)            ($4,333)

Total
----------------------------------------------------------------------------------------------------------
External revenues                                          $  34,301          $  35,899          $  50,701
Intercompany revenues                                              -                  -                  -
                                                           ---------          ---------          ---------
Total revenues                                             $3  4,301          $  35,899          $  50,701
                                                           =========          =========          =========

EBITDA                                                       ($5,121)           ($4,997)           ($4,834)

Depreciation and Amortization                                ($4,296)           ($3,920)           ($4,115)

Operating loss                                               ($9,417)           ($8,917)          ($15,381)

Net loss to common shareholders                             ($17,138)          ($12,785)          ($14,989)

Total assets                                               $  26,894          $  23,360          $  10,457

     17.  INCOME TAXES

     Income tax expense from continuing operations differs from the amount computed at federal statutory rates as follows:

                                                                            Year Ended July 31,
                                                            2000                     2001                  2002
Federal income tax benefit (expense) at
statutory rate                                           $ 3,418,000          $ 3,596,000              $ 4,967,000
Permanent tax differences in connection
with sale of GlobalSCAPE                                           -                    -                 (503,000)
Other                                                              -                    -                 (338,000)
Change in valuation allowance                            $(3,418,000)          (3,819,000)              (4,236,000)
Income tax benefit (expense)                             $         0          $  (223,000)             $  (110,000)

     Deferred tax assets (liabilities) are comprised of the following:

                                                                                      July 31,
                                                                         2001                       2002
Net operating loss carryforward                                      $  6,596,000              $  7,223,000
Impairment of Mexican intangible assets                                                           1,779,000
Impairment of U.S. intangible assets and equipment                                                  408,000
Losses accrued in Mexican subsidiaries                                  4,966,000                 7,022,000
Other                                                                     728,000                    94,000
Valuation allowance                                                   (12,290,000)              (16,526,000)
Total deferred tax asset (liability)                                 $          -              $          -

     The Company conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and the Company's liquidity and equity positions. As of July 31, 2001 and 2002, the Company has determined that a valuation allowance is necessary for the entire amount of deferred tax assets.

     At July 31, 2001 and 2002, the Company had net operating loss carryforward related to U.S. operations of approximately $19,401,000 and $21,246,000 with expiration dates ranging from 2009 through 2022.

     The availability of the net operating loss carryforwards to reduce U.S. federal taxable income is subject to various limitations in the event of an ownership change as defined in Section 382 of the Internal Revenue Code of 1986 (the "Code"). We experienced a change in ownership in excess of 50% as defined in the Code, during the year ended July 31, 1998. This change in ownership limits the annual utilization of NOL under the code to $1,284,000 per year, but does not impact our ability to utilize our NOL's because the annual limitation under the Code would allow full utilization within the statutory carryforward period.

     18.  DISCONTINUED OPERATIONS

     On June 12, 2002 we discontinued our e-commerce operations through the sale of our majority-owned subsidiary, GlobalSCAPE, Inc. for approximately $2.25 million. The sale, which was done to strengthen our balance sheet and facilitate future growth of our core telecommunications business, resulted in a gain of approximately $1.1 million.

     Income statement presentation for the years ended July 2000, 2001 and 2002 reflects the elimination of e-commerce revenues and the expenses of GlobalSCAPE.

     Balance sheet presentation for the year ended July 31, 2001 reflects the elimination of the net assets of GlobalSCAPE as follows: (in thousands)

     Assets:
     Current assets                                                  $    286
     PP&E, net                                                       $    810
     Goodwill, net                                                   $     10
     Trademarks, net                                                 $    390
     Development costs, net                                          $     73
     Other assets                                                    $     22
                                                                     --------
     Total assets                                                    $  1,591
                                                                     ========

     Liabilities:
     Current liabilities other than capital leases                   $    322
     Current capital lease obligations                               $     74
     Long-term capital lease obligations                             $    105
     Minority interest                                               $    351
                                                                     --------
     Total liabilities                                               $    852
                                                                     ========

     Income statement presentation for the years ended July 2000, 2001 and 2002 reflects the elimination of e-commerce revenues and the expenses of GlobalSCAPE as follows: (in thousands)

                                                            Year ended July 31,
                                                            -------------------
                                            2000                      2001                    2002
                                            ----                      ----                    ----
E-commerce revenues                        $5,128                    $5,445                  $4,404
Costs and expenses                         $3,595                    $6,216                  $4,210
Net income (loss) before taxes             $1,533                     ($771)                 $  194
Net income (loss)                          $1,533                     ($771)                 $  194

     The years ended July 31, 2000 and 2001 were audited by Arthur Andersen LLP. Such periods have been restated to reflect the discontinued operations as follows: (In thousands)


Balance Sheet

                                                2001            Discontinued           2001
                      Assets                  Andersen          Restatement          Restated
                      ------                  --------          -----------          --------
Current assets                                $  3,628          $      (286)         $  3,342
Net discontinued assets                              -                1,591             1,591
Long-term assets                                19,732               (1,305)           18,427
                                              --------                               --------
                                              $ 23,360                               $ 23,360

Liabilities and Stockholders Equity
-----------------------------------
Current liabilities                           $ 12,974          $      (396)         $ 12,578
Net discontinued liabilities                         -                  852               852
Long-term liabilities                              251                 (105)              146

Total liabilities                               13,225                    -            13,225

Minority interest                                  351                 (351)                -

Equity and Redeemable Preferred Stock            9,784                    -             9,784
                                              --------                               --------

                                              $ 23,360                    -          $ 23,360


Statement of Operations

                                                      2000             Discontinued           2000
                                                    Andersen           Restatement          Restated
Revenues                                            $  39,429          $    (5,128)         $  34,301
Costs and expenses                                     47,261               (3,543)            43,718
Operating loss                                         (7,832)              (1,585)            (9,417)
Other income (expense)                                 (2,221)                  52             (2,169)
Loss from continuing operations before
provision for income tax                              (10,053)              (1,533)           (11,586)
Net loss from continuing operations                   (10,053)              (1,533)           (11,586)
Gain from discontinued operations, net of tax               -                1,533              1,533
Net loss                                            $ (10,053)                              $ (10,053)

                                                                  2001             Discontinued           2001
                                                                Andersen           Restatement          Restated
Revenues                                                        $  41,344          $    (5,445)         $  35,899
Costs and expenses                                                 50,999               (6,183)            44,816
Operating loss                                                     (9,655)                 738             (8,917)
Other income (expense)                                               (920)                  33               (887)
Loss from continuing operations before
provision for income tax                                          (10,575)                 771             (9,804)
Income tax expense                                                   (223)                   -               (223)
Minority interest                                                     245                    -                245
Net loss from continuing operations                               (10,553)                                 (9,782)
Gain from discontinued operations, net of tax                           -                 (771)              (771)
Net loss                                                        $ (10,553)                              $ (10,553)

     19.  COMMITMENTS AND CONTINGENCIES

     During the year ended July 31, 2001, two of our officers entered into employment agreements with ATSI-Delaware, for periods of one year unless terminated earlier in accordance with the terms of the respective agreements. The annual base salary under such agreements range from $100,000 to $115,000 per annum, and is subject to increase within the discretion of the Board. In addition, each of these officers is eligible to receive a bonus in such amount as may be determined by the Board of directors from time to time. Bonuses may not exceed 50% of the executive's base salary in any fiscal year. No bonuses were paid during fiscal 2001. During the year ended July 31, 2002, one of the officers was terminated upon completion of his employment agreement and the other was notified that his employment agreement would not be renewed.

     During the year ended July 31, 2001, an additional officer entered into an employment agreement for a period of one year (with an automatic one-year extension) unless terminated earlier in accordance with the terms of agreement. The annual base salary under such agreement may not be less than $140,000 and subject to increase within the discretion of the Board. In addition, the officer is eligible to receive a bonus in such amount as may be determined by the Board of directors from time to time. Bonuses may not exceed 100% of the executive's base salary in any fiscal year. No such bonuses were awarded for fiscal 2001. Subsequent to July 31, 2002, said officer's employment agreement was revised to reflect the change in his responsibilities and a corresponding decrease in compensation.

     Subsequent to July 31, 2001, we entered into an employment agreement with an additional officer for a period of one year (with an automatic one-year extension) unless terminated earlier in accordance with the terms of agreement. The annual base salary under such agreement may not be less than $185,000 and subject to increase within the discretion of the Board. In addition, the officer is eligible to receive a bonus in such amount as may be determined by the Board of directors from time to time. Bonuses may not exceed 100% of the executive's base salary in any fiscal year. In accordance with the terms of the agreement, the officer gave notice of his desire to terminate the agreement.

     20.  RISKS AND UNCERTAINTIES AND CONCENTRATIONS

     Our business is dependent upon key pieces of equipment, switching and transmission facilities, fiber capacity and the Solaridad satellites. Should we experience service interruptions from our underlying carriers, equipment failures or should there be damage or destruction to the Solaridad satellites or leased fiber lines there would likely be a temporary interruption of our services which could adversely or materially affect our operations. We believe that suitable arrangements could be obtained with other satellite or fiber optic network operators to provide transmission capacity. Additionally, our network control center is protected by an uninterruptible power supply system, which, upon commercial power failure, utilizes battery back up until an on-site generator is automatically triggered to supply power.

     During the years ended July 31, 2000 and 2001 our carrier services business had two customers whose aggregated revenues approximated 40% and 54% respectively, of our total revenues. Individually, both customers generated revenues greater than 10% during the year ended July 31, 2001. For the year ended July 31, 2002, our carrier services business had a customer whose aggregated revenues approximated 54% of our total revenues.

     21.  RELATED PARTY TRANSACTIONS

     In February 2000, our board of directors approved a plan, in which $1.1 million was loaned, at a market interest rate, in the aggregate to certain key executive officers to allow them to exercise approximately 2,033,332 of their vested options. During fiscal 2001, the board of directors modified the agreements by extending them for an additional year and changing them to non-recourse notes. As the accounting treatment for non-recourse notes is consistent with the treatment for options outstanding, the Company excluded the shares from its outstanding common stock as of the date of the modification. Upon maturity in fiscal 2002, the Company elected not to renew the notes again and called the notes due. The officers were unable to pay off the notes so the Company retained the shares it had held as collateral upon the original issuance of the note. In June 2002, the Company issued options in the amount of 933,333 and 866,666 to two of the executive officers at an exercise price of $0.58. The options were to vest over a one-year period quarterly and were subject to being accelerated in the event of early termination. In July 2002, upon the termination of one of the officers 933,333 options vested immediately.

     In March 1999, we renewed an agreement with an international consulting firm, of which ATSI-Delaware director Carlos K. Kauachi is president, for international business development support. Under the terms of the agreement, we paid the consulting firm $6,000 per month for a period of twelve months. Upon expiration, the agreement was extended on a month-to-month basis until July 2000 when it was terminated. As of July 31, 2002, we have a payable of approximately $52,000 outstanding.

     During fiscal 2000 and fiscal 2001, we contracted with two companies for billing and administrative services related to carrier services we provide. The companies, which are owned by Tomas Revesz, an ATSI-Delaware director until October 2002, were paid approximately $160,000 and $77,361 for their services during fiscal 2000 and 2001. The monthly fees are capped by the agreement at $18,500 per month. As of July 31, 2002, the payable due these companies was approximately $78,276. Additionally, the Company has a note payable due Mr. Revesz in the amount of $250,000 as detailed in Note 7.

     We have entered into a month-to-month agreement with Technology Impact Partners, a consulting firm of which Company director Richard C. Benkendorf is principal and owner. Under the agreement, Technology Impact Partners provides us with various services that include strategic planning, business development and financial advisory services. Under the terms of the agreement, we pay the consulting firm $3,750 per month plus expenses. In November 2000 the agreement was modified and the Company is now billed solely for expenses. At July 31, 2001 and July 31, 2002, we had a payable to Technology Impact Partners of approximately $115,000 and approximately $71,207, respectively.

     As of July 31, 2002 we had an outstanding payable to Vianet Technologies, Inc., a telecom company of which Stephen M. Wagner, Chief Executive Officer and Director, served as a director from January 1, 2002 until his resignation effective June 30, 2002, in the amount of approximately $1.3 million. Mr. Wagner owns less than 5% of the outstanding stock of Vianet.

     22.  LEGAL PROCEEDINGS

     In March 2001, ATSI-Texas was sued by Comdisco for breach of contract for failing to pay lease amounts due under a lease agreement for telecommunications equipment. Comdisco claims that the total amount loaned pursuant to the lease was $926,185 and that the lease terms called for 36 months of lease payments. Comdisco is claiming that ATSI only paid thirty months of lease payments. ATSI disputes that the amount loaned was $926,185 since we only received $375,386 in financing. We have paid over $473,000 in lease payments and, thus, believe that we have satisfied our obligation under the lease terms. Although Comdisco has since filed for bankruptcy protection, we have negotiated a cash resolution with Comdisco for an amount deemed to be immaterial.

     In July 2001, we were notified by the Dallas Appraisal District that our administrative appeal of the appraisal of our office in the Dallas InfoMart was denied. The property was appraised at over $6 million dollars. The property involved includes our Nortel DMS 250/300 switch, associated telecommunications equipment and office furniture and computers. ATSI was unable to proceed in its appeal of the appraisal due to its failure to pay the taxes under protest. During fiscal 2002 we recorded approximately $260,000 of property tax expense related to our Dallas office. As of the date of this filing, no payments have been made.

     In December 2002, ATSI-Delaware and ATSI the Texas corporation were both sued in Mexico for an alleged breach of a promissory note. The U.S. companies were guarantors on a promissory note to a Mexican telecommunications carrier. ATSI is vigorously defending the suits in Mexico, which are claiming approximately $200,000. ATSI believes it has a justifiable basis for its position in the litigation and believes that we will be able to resolve the dispute without suffering a material adverse effect on our financial position.

     ATSI has also filed a lawsuit in the Southern District of New York against several financial parties for what ATSI believes is "stock fraud and manipulation". The case is based on convertible preferred stock financing transactions involving primarily two firms, Rose Glen Capital and the Shaar Fund. In both of those transactions, ATSI believes it was defrauded and its stock was manipulated.

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

     23.  QUARTERLY FINANCIAL DATA (Net of GlobalSCAPE, Inc.)
            (unaudited) - inthousands -except per share information

                                 Quarter ended       Quarter ended        Quarter ended        Quarter ended
     Fiscal 2001                    10/31/00            01/31/01             04/30/01             07/31/01
     -----------                    --------            --------             --------             --------
Operating revenues                 $ 6,077              $ 6,796             $ 10,019             $ 13,007
Cost of services                     5,481                5,353                7,556                9,907
                                   -------              -------             --------             --------
Gross margin                           596                1,443                2,463                3,100
SG&A                                 3,853                2,867                2,785                2,944
Net loss                           ($4,683)             ($2,401)             ($1,829)             ($1,640)
Net loss to common shareholders    ($5,571)             ($2,634)             ($2,304)             ($2,276)
Net loss per share                  ($0.08)              ($0.04)              ($0.03)              ($0.03)

                                  Quarter ended       Quarter ended        Quarter ended        Quarter ended
     Fiscal 2002                     10/31/01            01/31/02             04/30/02             07/31/02
     -----------                     --------            --------             --------             --------
Operating revenues                 $11,364             $ 13,596             $ 13,251             $ 12,490
Cost of services                     9,097               11,191               11,314               11,260
Gross margin                         2,267                2,405                1,937                1,230
                                   -------              -------             --------             --------
SG&A                                 2,842                3,083                2,994                3,366
Net loss                           ($2,128)             ($2,363)             ($2,390)             ($7,636)
Net loss to common shareholders    ($2,273)             ($2,495)             ($2,486)             ($7,735)
Net loss per share                  ($0.03)              ($0.03)              ($0.03)              ($0.08)

     24.   SUBSEQUENT EVENTS

     Subsequent to the end of the fiscal year, the holder of the Series E Preferred Stock converted 285 of the 1,455 shares outstanding and accumulated interest into common stock resulting in the issuance of 4,121,685 shares of common stock.

     Additionally, we issued 335,495 shares as payment for dividends for the quarters ended March 31, 2002 and June 30, 2002 for holders of our Series F Preferred Stock.

     Subsequent to year-end we have made a number of decisions to further conserve our limited resources and maintain certain operations going forward. These decisions include the recent termination of a number of employees in our corporate offices, strategic terminations in our Mexico operations and the restriction and ultimately, idling of our carrier services network capacity.

     Additionally, the Company is reviewing expressions of interest received from various parties for a strategic combination. Should the Company be successful in structuring a combination it is likely one component would include a portion of working capital infusion to allow us to continue to operate our operations both domestically and internationally.

     On January 15, 2003 the American Stock Exchange halted trading in our stock pending the filing of our Form 10-K for the year ended July 31, 2002 and our Form 10-Q for the quarter ended October 31, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 13, 2001, ATSI Communications, Inc.'s Board of Directors approved the recommendation of its Audit Committee that the firm of Arthur Andersen LLP be dismissed as its independent public accountants. A discussion was also held by the Audit Committee with H. Douglas Saathoff, CFO and J. Christopher Cuevas, V.P. - Corporate Controller and Treasurer.

     The Company was not aware of any disagreements regarding accounting or financial disclosure with Arthur Andersen LLP. The auditor's opinion for fiscal 2000 and 2001 contained a qualification as to the uncertainty of the Company's ability to continue as a going concern.

     On December 13, 2001, the Company also engaged Ernst & Young to audit the financial statements for the year ended July 31, 2002. During the year ended July 31, 2002 and through the date hereof, there were no disagreements with Ernst & Young on any matters of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the former auditors, would have been referred to in the auditors' report had such a report been issued.

     On November 14, 2002, ATSI Communications, Inc.'s Board of Directors approved the recommendation of its Audit Committee that the firm of Ernst & Young, LLP be dismissed as its independent public accountants. A discussion was also held by the Audit Committee with J. Christopher Cuevas, Interim Chief Financial Officer.

     On November 14, 2002, ATSI Communications, Inc.'s Board of Directors approved the recommendation of its Audit Committee that the firm of Tanner + Co. be hired as its independent public accountants for the fiscal year ending July 31, 2002. The recommendation of the Audit Committee was made after discussions with J. Christopher Cuevas, Interim Chief Financial Officer.

     During the year ended July 31, 2000 and 2001, and through the date hereof, the Company did not consult Tanner + Co. with respect to the application of accounting principles to a specified transaction, proposed or completed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events pursuant to Item 304 (a).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Name                        Age    Position Held

     Stephen M. Wagner            46    President, Chief Executive Officer and
                                        Director

     Arthur L. Smith              38    President, ATSI de Mexico

     J. Christopher Cuevas        37    Chief Financial Officer

     Raymond G. Romero            48    Vice President, General Counsel and
                                        Business Development and Corporate
                                        Secretary

     Richard C. Benkendorf        63    Director

     John R. Fleming              48    Interim Chairman of the Board

     Carlos K. Kauachi            62    Director

     Darrell O. Kirkland          61    Director

     Murray R. Nye                50    Director

     Stephen M. Wagner has served as Chief Executive Officer since October 2002, as a director of the Company since October 2001, and as President since August 2001. He also served as Chief Operating Officer from August 2001 to October 2002. Prior to joining ATSI, Mr. Wagner served as President of Qwest Communications International's Local Broadband, Southern Region from November 1999 to March 2001. From December 1997 until June 1998, Mr. Wagner served as Vice President of Wholesale Markets for LCI International and from June 1998 until November 1999, he served in that same role for Qwest Communications upon their acquisition of LCI International. Prior to December 1997, Mr. Wagner served in various senior management positions with USLD Communications including Vice President of Sales, Marketing and Business Development until their acquisition by LCI International on December 31, 1997.

     Arthur L. Smith has served as President of ATSI-Mexico since October 2002, as Chief Executive Officer and a director of the Company from June 1996 to October 2002 and as President of the Company since its formation in June 1996 to July 1998. Mr. Smith also served as President, Chief Operating Officer and a director of ATSI-Canada since its formation in May 1994. From December 1993 until May 1994, Mr. Smith served in the same positions with Latcomm International Inc., which company amalgamated with Willingdon Resources Ltd. to form ATSI-Canada in May 1994. Mr. Smith has also served as President and Chief Executive Officer of American TeleSource International, Inc., a Texas corporation ("ATSI-Texas"), one of the Company's principal operating subsidiaries, since December 1993. From June 1989 to December 1993, Mr. Smith was employed as director of international sales by GeoComm Partners, a satellite-based telecommunications company located in San Antonio, providing telecommunications services to Latin America. Mr. Smith has over eleven years experience in the telecommunications industry.

     J. Christopher Cuevas has served as Interim Chief Financial Officer since July 2002. From April 2000 through July 2002, Mr. Cuevas served as V.P. - Corporate Controller and Treasurer. From December 1994 through April 2000, Mr. Cuevas served in various roles within ATSI including Corporate Controller, Director of Reporting and Manager of Financial Reporting. Prior to joining ATSI in December 1994 he served in a variety of roles including; Manager of Financial Reporting for Eastex Energy, Inc., an energy company, from 1991 through 1994, Assistant Controller for King, Chapman, Broussard and Gallagher from 1989 through 1991 and as an auditor with Price Waterhouse LLP from 1987 through 1989.

     Raymond G. Romero has served as Vice President, General Counsel and Corporate Secretary since July 2000. From October 1999 through April 2000, Mr. Romero was employed as Vice President, Business Development for Open World Communications, Inc. and from April 1999 through September 1999, he was employed as President of Eurotech International, Inc., both Internet companies. Prior to that time he served in a variety of roles including serving as a Partner with Competitive Strategies Group, Ltd., a telecommunications consulting firm from April 1997 through April 1999 and as Vice President and General Counsel for Ameritech International, an international telecommunications company, from April 1991 through December 1995.

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

     John R. Fleming has served as Interim Chairman of the Board since October 2002 and as a Director of ATSI since January 2001. Mr. Fleming is the principal and founder of Vision Corporation, an early-stage investment company that focuses on communications technologies, service and hardware. Prior to forming Vision Corporation, Mr. Fleming served as President, International of IXC Communications, Inc. from April 1998 to December 1999. Immediately prior to that he served as IXC's President of Emerging Markets from December 1997, as Executive Vice President of IXC from March 1996 through November 1997 and as Senior Vice President of IXC from October 1994 through March 1996. He served as Vice President of Sales and Marketing of IXC from its formation in July 1992 until October 1994. Prior to that, Mr. Fleming served as Director of Business Development and Director of Carrier Sales of CTI from 1986 to March 1990 and as Vice President -- Marketing and Sales of CTI from March 1990 to

July 1992. Mr. Fleming was a Branch Manager for Satellite Business Systems from 1983 to 1986.

     Carlos K. Kauachi has served as a director of the Company since October 1996. From 1996 to present, Mr. Kauachi has been self-employed as a consultant. From 1962 until 1996, Mr. Kauachi served in various positions with Telefonos de Mexico, the then privately owned telecommunications monopoly in Mexico, including Vice President-Telephone Business Development, Vice President-Marketing and Sales and, most recently, Vice President-International Business Development.

     Darrell O. Kirkland has served as a director of the Company since October 2002. Mr. Kirkland is the principal of Kirkland and Associates, a telecom consulting firm. Prior to starting his own consulting firm, Mr. Kirkland was the President of Superwire Communications, Inc., an Internet access provider. Mr. Kirkland previously served as the President of Discovery Communications, Inc., a regional designer of call processing and voice mail platforms. Mr. Kirkland was also the Vice President and Regional Manager for MCI Air Signal (a subsidiary of MCI Telecommunications.) Mr. Kirkland started his telecommunications career as the Regional Manager of Sales at MCI Telecommunications, where he opened the first MCI offices in Austin and San Antonio.

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

     Based on a review of the copies of such forms furnished to the Company and other information, the Company believes that, during the fiscal year ended July 31, 2002, all of its directors and executive officers were in compliance with the applicable filing requirements.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer and each of the Company's other four most highly compensated executive officers whose total cash compensation exceeded $100,000 for services rendered in all capacities for the fiscal year ended July 31, 2002 (collectively, the "Named Executive Officers").

                                             Annual Compensation                      Long-Term Compensation
                                             -------------------                      ----------------------
                                     ----------------------------------------------------------------------------------
                                                                                 Awards            Payouts
                                                                                 ------            -------
                                                                           --------------------------------
                                                                 Other                Securities
Name And Principal          Fiscal                              Annual    Restricted  Underlying      LTIP     All Other
------------------                                           Compensation    Stock      Options/    Payout   Compensation
     Position                Year   Salary ($)     Bonus ($)    ($)(1)     Awards ($)   SARs (#)      ($)        ($)
     --------                ----   ----------     ---------    ------     ----------   --------      ---        ---
Stephen M. Wagner (2)        2002    $174,327            -          -            -     500,000         -          -
Chief Executive Officer      2001           -            -          -            -           -         -          -
                             2000           -            -          -            -           -         -          -
Arthur L. Smith (3)          2002    $184,058      $25,004          -            -   1,166,666         -          -
President, ATSI-Mexico       2001     190,000            -          -            -           -         -          -
                             2000     124,915      $ 4,500          -            -           -         -          -
Raymond G. Romero (4)        2002    $137,008            -          -            -     150,000         -          -
Vice President, General      2001     140,000            -          -            -      50,000         -          -
Counsel and Business         2000      10,769            -          -            -      50,000         -          -
Development
Ruben Caraveo (4)            2002    $110,504            -          -            -           -         -          -
Vice President, Operations   2001      28,308            -          -            -     300,000         -          -
                             2000           -            -          -            -           -         -          -

----------

(1) Certain of the Company's executive officers receive personal benefits in addition to salary; however, the Company has concluded that the aggregate amount of such personal benefits does not exceed the lesser of $50,000 or 10% of annual salary and bonus for any Named Executive Officer.

(2) Also serves as Chief Executive Officer of American TeleSource International, Inc., a Texas corporation ("ATSI-Texas"), the Company's principal operating subsidiary. Mr. Wagner's compensation is paid by ATSI-Texas.

(3) Served as Chief Executive Officer until October 2002. Mr. Smith's compensation is paid by ATSI-Texas.

(4)  Mr. Romero and Mr. Caraveo's compensation are all paid by ATSI-Texas.

Employment Agreements

     The Company has entered into employment agreements with certain of its executive officers as follows:
                                                                   Minimum

      Name                          Term                         Annual Salary

Stephen M. Wagner       August 20, 2001 - August 19, 2002           $185,000

Arthur L. Smith (1)     August 1, 2001 - July 31, 2002              $140,000

Ruben Caraveo (2)       May 1, 2001 - April 30, 2002                $115,000
----------

(1) agreement provides for an automatic renewal for an additional one-year term unless notice of termination is given 120 days prior to end of initial term.

(2) agreement provides for an automatic renewal for an additional one-year term unless notice of termination is given 30 days prior to end of initial term.

          The Board may increase each officer's salary, and may pay a bonus to each of them from time to time. Each of the employment agreements provides for early termination under certain conditions, and restricts each executive from various competing and other potentially damaging activities during employment and for a specified time after termination of employment.

Stock Option Plans

     1997 Option Plan

     The American TeleSource International Inc. 1997 Stock Option Plan (the "1997 Option Plan") was adopted in February 1997 by the Board of Directors of the Company and approved in May 1997 by the Company's stockholders.

     The 1997 Option Plan terminated on February 10, 1998. No further options will be granted under the 1997 Option Plan. All options outstanding under the 1997 Option Plan on the date of termination will remain outstanding under the 1997 Option Plan in accordance with their respective terms and conditions.

     As of July 31, 2002, options for 202,001 shares were outstanding under the 1997 Option Plan at a weighted average exercise price of $1.87, all of which were exercisable. As of July 31, 2002, 4,463,331 options had been exercised.

1998 Option Plan

     The American TeleSource International, Inc. 1998 Stock Option Plan (the "1998 Option Plan") was adopted in September 1998 by the Board of Directors of the Company and approved December 1998 by the Company's stockholders. The 1998 Option Plan authorizes the grant of up to two million incentive stock options and non-qualified stock options to employees, directors and certain other persons. As of July 31, 2002, the Board had granted options to purchase 2,214,800 shares of common stock under the 1998 Option Plan at exercise prices as follows: (i) 1,541,000 at $0.55 per share, (ii) 302,300 at $0.78 per share,
(iii) 371,500 at $0.63 - $4.63. As of July 31, 2002, options for 1,015,172 shares were outstanding under the 1998 Option Plan at a weighted average exercise price of $0.91. As of July 31, 2002, 891,840 options were exercisable at a weighted average exercise price of $0.82, 757,254 options had been exercised and 442,374 options had been forfeited.

2000 Option Plan

     The ATSI Communications, Inc. 2000 Incentive Stock Option Plan (the "2000 Option Plan") was adopted in December 2000 by the Board of Directors of the Company and approved February 2001 by the Company's stockholders.

     The 2000 Option Plan authorizes the grant of up to 9.8 million incentive stock options and non-qualified stock options to employees, directors and certain other persons. As of July 31, 2002, the Board had granted options to purchase 7,141,499 shares of common stock under the 2000 Option Plan at an exercise price of $0.47. As of July 31, 2002, 1,876,998 options were exercisable at a weighted average exercise price of $0.48, no options had been exercised and 716,334 options had been forfeited.

Stock Option Grants in Fiscal 2002

     A total of 500,000, 1,166,666 and 150,000 options were granted to Mr. Wagner, Mr. Smith and Mr. Romero, respectively, during the Company's fiscal year ended July 31, 2002.

Aggregate Option Exercises in Fiscal 2002 and Fiscal Year-End Option Values

     The following table shows stock options exercised by the Named Executive Officers during the fiscal year ended July 31, 2002, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of July 31, 2002. Also reported are the values of "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the Common Stock price as of July 31, 2002.

                Shares

              Acquired

                 On           Value           Number of Securities       Value of Unexercised In-the-
                                            Underlying Unexercised         Money Options at FYE ($)
              Exercise      Realized          Options at FYE(#)
              --------      --------

Name             (#)           ($)      Exercisable     Unexercisable   Exercisable      Unexercisable
----             ---           ---      -----------     -------------   -----------      -------------

Stephen M. Wagner         -          -           -          500,000        -        -
Arthur L. Smith           -          -       350,000        950,000        -        -
Raymond G. Romero         -          -        50,000        200,000        -        -
Ruben Caraveo             -          -       100,000        200,000        -        -

----------

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding ownership of the Common Stock as of January 24, 2003 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and each other executive officer of the Company named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.

                                                       Amount and Nature of
                                                     Beneficial Ownership of
          Name                                           Common Stock(1)           Percent of Class
          ----                                           ---------------           ----------------
Stephen M. Wagner (2) ..............................           341,667                         *
Arthur L. Smith (3) ................................         2,978,449                     2.86%
Raymond G. Romero (4) ..............................           106,000                         *
Ruben Caraveo (4) ..................................           100,000                         *
Richard C. Benkendorf (5) ..........................           316,666                         *
John R. Fleming (6) ................................           101,366                         *
Carlos K. Kauachi (7) ..............................           232,089                         *
Murray R. Nye (8) ..................................           647,166                         *
Darrell O. Kirkland ................................                 -                         *
All directors and executive officers as a group
 (14 persons) (9) ..................................         5,202,070                     4.94%

----------
* Less than 1%

(1) To the knowledge of the Company, each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him. Shares of Common Stock that are not outstanding but that may be acquired by a person upon exercise of options within 60 days of January 24, 2003 are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person but are not deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

(2) Includes 166,667 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of January 24, 2003.

(3) Includes 450,000 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of January 24, 2003.

(4) Includes 100,000 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of January 24, 2003.

(5) Includes 136,666 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of January 24, 2003.

(6) Includes 76,666 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of January 24, 2003.

(7) Includes 96,666 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of January 24, 2003.

(8) Includes 176,666 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of January 24, 2003.

(9) Includes 1,672,499 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of January 24, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 2000, our board of directors approved a plan, in which $1.1 million was loaned, at a market interest rate, in the aggregate to certain key executive officers to allow them to exercise approximately 2,033,332 of their vested options. During fiscal 2001, the board of directors modified the agreements by extending them for an additional year and changing them to non-recourse notes. As the accounting treatment for non-recourse notes is consistent with the treatment for options outstanding, the Company excluded the shares from its outstanding common stock as of the date of the modification. Upon maturity in fiscal 2002, the Company elected not to renew the notes again and called the notes due. The officers were unable to pay off the notes so the Company retained the shares it had held as collateral upon the original issuance of the note. In June 2002, the Company issued options in the amount of 933,333 and 866,666 to two of the executive officers at an exercise price of $0.58. The options were to vest over a one-year period quarterly and were subject to being accelerated in the event of early termination. In July 2002, upon the termination of one of the officers 933,333 options vested immediately.

     In March 1999, we renewed an agreement with an international consulting firm, of which ATSI-Delaware director Carlos K. Kauachi is president, for international business development support. Under the terms of the agreement, we paid the consulting firm $6,000 per month for a period of twelve months. Upon expiration, the agreement was extended on a month-to-month basis until July 2000 when it was terminated. As of July 31, 2002, we have a payable of approximately $52,000 outstanding.

     During fiscal 2000 and fiscal 2001, we contracted with two companies for billing and administrative services related to carrier services we provide. The companies, which are owned by Tomas Revesz, an ATSI-Delaware director until October 2002, were paid approximately $160,000 and $77,361 for their services during fiscal 2000 and 2001. The monthly fees are capped by the agreement at $18,500 per month. As of July 31, 2002, the payable due these companies was approximately $78,276. Additionally, the Company has a note payable due Mr. Revesz in the amount of $250,000 as detailed in Note 7.

         We have entered into a month-to-month agreement with Technology Impact Partners, a consulting firm of which Company director Richard C. Benkendorf is principal and owner. Under the agreement, Technology Impact Partners provides us with various services that include strategic planning, business development and financial advisory services. Under the terms of the agreement, we pay the consulting firm $3,750 per month plus expenses. In November 2000 the agreement was modified and the Company is now billed solely for expenses. At July 31, 2001 and July 31, 2002, we had a payable to Technology Impact Partners of approximately $115,000 and approximately $71,207, respectively.

         As of July 31, 2002 we had an outstanding payable to Vianet Technologies, Inc., a telecom company of which Stephen M. Wagner, Chief Executive Officer and Director, served as a director from January 1, 2002 until his resignation effective June 30, 2002, in the amount of approximately $1.3 million. Mr. Wagner owns less than 5% of the outstanding stock of Vianet.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements
         Index to Financial Statements appears on Page 39.

(b)      Reports on Form 8-K

         On December 18, 2001 we announced that our Board of Directors had approved the dismissal of Arthur Andersen LLP and the hiring of Ernst & Young LLP.

         On January 24, 2002 and January 31, 2002 we amended our filings to include an exhibit from Arthur Andersen.

         On October 29, 2002 we announced that a member of our Board of Directors had resigned.

         On November 15, 2002 we announced that our Board of Directors had approved the dismissal of Ernst & Young LLP and the hiring of Tanner + Co.

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

4.16 Form of Convertible Note for $2.2 million principal issued March 17, 1997 (Exhibit 4.5 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.17 Form of Modification of Convertible Note (Exhibit 4.6 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

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

10.17 Amendment to Office Space Lease Agreement (Exhibit 10.14 to Registration statement on Form S-4 (No. 333-05557) filed June 7, 1996)

10.18 Commercial Lease with ACLP University Park SA, L.P. (Exhibit 10.23 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.19 Amendment to Commercial Lease with ACLP University Park SA, L.P. (Exhibit 10.24 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.20 Commercial Lease between GlobalSCAPE, Inc. and ACLP University Park SA, L.P (Exhibit 10.25 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.21 Amendment to Commercial Lease between GlobalSCAPE, Inc. and ACLP University Park SA, L.P (Exhibit10.26 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.22 Compensation Agreement between ATSI-Texas and James McCourt relating to Guarantee of Equipment Line of Credit by James McCourt (Exhibit 10.3 to Registration statement on Form 10 (No. 000-23007) filed on August 22,
         1997)

10.23 Consulting Agreement with KAWA Consultores, S.A. de C.V. (Exhibit 10.28 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

11 Statement of Computation of Per Share Earnings (Exhibit 11 to this Annual Report on Form 10-K for year ended July 31, 2002 filed February 3, 2003)

22 Subsidiaries of ATSI (Exhibit 22 to this Annual Report on Form 10-K for year ended July 31, 2002 filed February 3, 2003)

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

99.6 Shared Teleport License issued to Sinfra (Exhibit 99.7 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14,
         2000)

99.7 Packet Switching Network License issued to SINFRA (Exhibit 10.26 to Registration statement on Form 10 (No. 000-23007) filed August 22,
         1997)

99.8 Value-Added Service License issued to SINFRA (Exhibit 99.9 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13,
         2000)

99.9 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (Exhibit 99.9 to this Form 10-K filed on February 3, 2003.)

99.10 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (Exhibit 99.10 to this Form 10-K filed on February 3, 2003.)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, in San Antonio, Texas on February 3, 2003.

                           AMERICAN TELESOURCE INTERNATIONAL, INC.

                                    By:  /s/ Stephen M. Wagner
                                         -----------------------------
                                         Stephen M. Wagner
                                         Chief Executive Officer

                                    By:  /s/ J. Christopher Cuevas
                                         -----------------------------
                                         J. Christopher Cuevas
                                         Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 3, 2003.

                  Signature                               Title
                  ---------                               -----

         /s/ STEPHEN M. WAGNER                Chief Executive Officer, Director
         --------------------------           (Principal Executive Officer)

         /s/ J.CHRISTOPHER CUEVAS             Chief Financial Officer (Principal
         --------------------------           Accounting and Finance Officer)

         /s/ JOHN R. FLEMING                  Chairman of Board, Director
         --------------------------

         /s/ RICHARD C. BENKENDORF            Director
         --------------------------

         /s/ CARLOS K. KAUACHI                Director
         --------------------------

         /s/ MURRAY R. NYE                    Director
         --------------------------

         /s/ DARRELL KIRKLAND                 Director
         ---------------------------

             CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Stephen M. Wagner, certify that:

     1.   I have reviewed this annual report on Form 10-K of ATSI
          Communications, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (July 31, 2002); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    . all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    . any fraud, whether or not material, that management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By /s/ Stephen M. Wagner

Stephen M. Wagner
Chief Executive Officer
February 3, 2003

             CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, J. Christopher Cuevas, certify that:

     7.   I have reviewed this annual report on Form 10-K of ATSI
          Communications, Inc.;

     8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     9. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (July 31, 2002); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     11. The registrant's certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               . all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               . any fraud, whether or not material, that management or other employees who have a significant role in the registrant's internal controls; and

     12. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By /s/ J. Christopher Cuevas

J. Christopher Cuevas
Chief Financial Officer
February 3, 2003