Form 10QSB
period 2002-10-31
ATSI COMMUNICATIONS INC/DE
filed 2003-09-03
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

Or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 1-15687

ATSI COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware		74-2849995
(State or other jurisdiction		(IRS Employer
of incorporation or organization)		Identification No.)

8600 Wurzbach, Suite 700W
San Antonio, Texas 78240
(210) 614-7240
(Address, including zip code, of registrant's principal executive offices and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes __ No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X

The number of shares outstanding of the registrant’s common stock at September 3, 2003 was 103,638,690

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED OCTOBER 31, 2002 INDEX
Part I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of July 31, 2002 and October 31, 2002...............................................	3
Consolidated Statements of Operations for the Three Months Ended October 31, 2001 and 2002.............................................................................................................................................	4
Consolidated Statements of Comprehensive Loss for the Three Months Ended October 31, 2001 and 2002....................................................................................................................................	5
Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2001 and 2002.............................................................................................................................................	6
Notes to Consolidated Financial Statements..........................................................................................	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.......................	14

Item 3. Control and procedures........................................................................................................................	22

Part II. OTHER INFORMATION..............................................................................................................	23

Item 5. Other Information.................................................................................................................................	23

Item 6. Exhibits and Reports on Form 8-K.......................................................................................................	23

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share information)

	July 31,	October 31,
	2002	2002
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$27	$403
Accounts receivable, net of allowance of $198 and $159, respectively	1,082	607
Inventory	59	32
Prepaid & Other current assets	634	626
Total current assets	1,802	1,668

PROPERTY AND EQUIPMENT	19,901	19,412
Less - Accumulated depreciation and amortization	(14,785)	(15,215)
Net property and equipment	5,116	4,197

OTHER ASSETS, net
Goodwill, net	1,393	1,300
Concession License, net	2,000	2,000
Other	146	140
Total assets	$10,457	$9,305

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	7,523	8,780
Accrued liabilities	2,657	3,116
Note payable	1,473	1,450
Current portion of obligations under capital leases	3,207	3,133
Deferred revenue	111	40
Total current liabilities	14,971	16,519

LONG-TERM LIABILITIES:
Obligations under capital leases, less current portion	67	55
Advance payables	275	275
Other	75	40
Total long-term liabilities	417	370

COMMITMENTS AND CONTINGENCIES	-	-

REDEEMABLE PREFERRED STOCK:
Series D Cumulative Preferred Stock, 3000 shares authorized, 742 shares issued and
Outstanding.	765	776
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,455
and 1,170 shares issued, respectively.	1,415	1,157

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 4,370 shares
issued and outstanding.	-	-
Series F Cumulative Convertible Preferred Stock, 10,000 shares and 8,510 shares
issued and outstanding, respectively.	-	-
Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized, 6,500 shares
issued and outstanding.	-	-
Common stock, $0.001, 200,000,000 shares authorized, 94,790,855 and
100,395,120 issued and outstanding, respectively.	95	100
Additional Paid in Capital	59,891	60,186
Accumulated deficit	(67,493)	(70,421)
Warrants Outstanding	1,031	1,031
Other Comprehensive Loss	(636)	(413)
Total stockholders' deficit	(7,112)	(9,517)

Total liabilities and stockholders' deficit	$10,457	$9,305

The accompanying notes are an integral part of these consolidated financial statements.

3.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended October 31,
	2001	2002
OPERATING REVENUES:
Services
Carrier services	$8,975	$5,410
Network services	664	211
Retail services	1,725	1,644

Total operating revenues	11,364	7,265

OPERATING EXPENSES:
Cost of services	9,097	5,985
Selling, general and administrative	2,842	2,703
Impairment loss	-	89
Bad debt expense	-	13
Depreciation and Amortization	984	795

Total operating expenses	12,923	9,585

OPERATING LOSS	(1,559)	(2,320)

OTHER INCOME (EXPENSE):
Other income (expense), net	(33)	(339)
Interest expense	(509)	(244)

Total other income (expense)	(542)	(583)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX	(2,101)	(2,903)

INCOME TAX EXPENSE	(27)	(25)

NET LOSS FROM CONTINUING
OPERATIONS	(2,128)	(2,928)

NET LOSS FROM DISCONTINUED
OPERATIONS	-	-

NET LOSS	(2,128)	(2,928)

LESS: PREFERRED DIVIDENDS	(145)	(96)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	($2,273)	($3,024)

BASIC AND DILUTED LOSS PER SHARE	($0.03)	($0.03)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	78,086	96,678

The accompanying notes are an integral part of these consolidated financial statements.

4.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three months ended October 31,
	2001	2002
Net loss to common stockholders

Other comprehensive income (loss), net of tax:	($2,273)	($3,024)

Foreign currency translation adjustment	(45)	224

Comprehensive loss to common stockholders	($2,318)	($2,800)

The accompanying notes are an integral part of these consolidated financial statements.

5.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended October 31,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($2,128)	($2,929)
Adjustments to reconcile net income to net cash used in
operating activities-
Impairment loss	-	89
Depreciation and amortization	1,126	795
Deferred compensation	12	-
Foreign currency loss	-	326
Provision for losses on accounts receivable	26	13
Changes in operating assets and liabilities
Decrease in accounts receivable	559	453
(Increase) in prepaid expenses and other	(89)	(2)
Increase in accounts payable	509	1,075
Increase in accrued liabilities	442	741
Increase (Decrease) in deferred revenue	36	(72)
Net cash provided by operating activities	493	489

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(148)	(25)
Net cash used in investing activities	(148)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	11	-
Payments on debt	(43)	-
Capital Lease payments	(169)	(87)
Payment of expenses related to the issuance of preferred stock	(8)	(6)
Proceeds from issuance of common stock, net
of issuance costs	100	5
Net cash used in/provided by financing activities	(109)	(88)

NET INCREASE (DECREASE) IN CASH	236	376

CASH AND CASH EQUIVALENTS, beginning of period	103	27

TOTAL CASH AND CASH EQUIVALENTS	339	403

CASH AND CASH EQUIVALENTS- Allocated to discontinued operations	(199)	-

CASH AND CASH EQUIVALENTS, end of period	$ 140	$ 403

The accompanying notes are an integral part of these consolidated financial statements.

6.

ATSI COMMUNICATIONS, INC.

AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the following subsidiaries: ATSI-Delaware, ATSI-Canada, ATSI‑Texas, ATSI‑Mexico, ATSI-COM, Computel, ATSI de CentroAmerica, TeleSpan and Sinfra have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements,” and accordingly do not include all information and footnotes required under accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries (“ATSI” or “the Company”) as of July 31, 2002 and October 31, 2002, the results of their operations for the three months ended October 31, 2001 and 2002, comprehensive loss for the three months ended October 31, 2001 and 2002, and cash flows for the three months ended October 31, 2001 and 2002.  All adjustments are of a normal recurring nature.  All significant intercompany balances and transactions have been eliminated in consolidation.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 2002 included in the Company’s annual report on Form 10-K filed with the SEC on February 3, 2003.  Certain prior period amounts have been reclassified for comparative purposes.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. SOURCES OF REVENUE, DIRECT COST AND REVENUE RECOGNITION

Sources of revenue:

            Carrier Services:  We provide termination services to U.S and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico. Typically these telecommunications companies offer its services to the public for local and international long distance services. As disclosed in Note 5, in December 31, 2002, we were forced to idle our carrier network capacity and have therefore been unable to generate revenue from carrier services since that date.  As also disclosed below in Management’s Discussion and Analysis, we believe that our agreement with Telemarketing de Mexico, S.A. de C.V. and Dialmex, LLC will allow us to recommence providing carrier services.

Network Services:  We offer private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers multiple international offices and branches. As disclosed in Management’s Discussion and Analysis, due to our current financial condition, we do not have any network services customers, however we currently provide network management services to Latin Group Ventures L.L.C, the current owners of ATSI de Mexico S.A de C.V. Under the agreement we manage one of their network services customers. This management agreement initiated on July 1, 2003 and we will generate approximately $6,439 per month in net margin profit for the next twelve months.

7.

Retail Services:  The retail services consisted of communication centers and public pay telephones. The communication centers or call centers consist of retail centers strategically located in Mexico to serve the travelers and the large Mexican population who typically do not have personal or home telephone. At these communication centers we previously offered local, domestic and international long distance and enhanced services, such as prepaid calling cards and Internet services. As disclosed in Note 8, as of July 2, 2003, we do not own or operate the communications centers.  Thus, in the near future, management does not expect any revenue to be generated from this source.

Direct Cost:

Carrier Services: Under these services the company incurs termination charges, these charges are related to the fees that we are charged by our carriers / vendors for the termination of phone calls into their infrastructure and network, primarily in Mexico.

Network Services: Under the network services, the company incurs satellite and fiber optic charges. The satellite and fiber optic charges are incurred as part of the connection links between the customer’s different remote locations and sites to transmit data, voice and Internet services.

Retail Services: Under the retail services, the company incurred, fixed cost, local and long distance cost. The fixed cost / rent is the cost charged by the local exchange carrier for the access to the phone lines, the cost is based on the number of telephone lines at each of the communication centers. The local and long distance cost is based on the per minute basis charged by the carrier / vendor to transport the telephone calls between the destinations points. The rates per minute varied based on the location of the telephone call. As disclosed in Note 8, as of July 2, 2003, we do not own or operate the communications centers.

Revenue recognition:

            We recognize revenue from our carrier services and network services when services commences for commencement fees and monthly thereafter as services are provided based on the volume of minutes and calls transported during the month. For the retail services we recognized revenue at the point of sale when the services were provided and rendered.

3. BASIC AND DILUTED LOSS PER SHARE

Basic earnings or loss per share is calculated using the weighted average number of common shares outstanding during each period reported.  The computation of diluted earnings or loss per share is based on the weighted average number of shares outstanding during the year plus common stock equivalents that would result from the conversion of convertible debt or equity securities into common stock and stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  If the effect on earnings or loss per share resulting from the common stock equivalents is antidilutive, such common stock equivalents are excluded from the calculation.  Preferred stock convertible into 42,990,537 and 19,766,162 shares of common stock, were outstanding as of October 31, 2002 and 2001, respectively, but were excluded from the computation of diluted loss per share because their effect was antidilutive.

8.

4. GOING CONCERN

The Company has incurred substantial cumulative net losses, working capital deficits, and negative cash flows since the Company’s inception. The auditor’s opinion on the consolidated financial statements as of July 31, 2002, calls attention to substantial doubt about the Company’s ability to continue as a going concern. For the period from December 17, 1993 to October 31, 2002, the Company has incurred cumulative net losses of approximately $70.5 million.  Further, the Company has a working capital deficit of approximately $14.9 million at October 31, 2002.  We have limited capital resources available to us, and these resources may not be available to support our ongoing operations until such time as we are able to continuously generate positive cash flows from operations.  There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, goodwill and other intangible assets.  These matters raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

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

5. FUTURE OPERATIONS

While overall demand for carrier termination services remains high, the uncertainty in the telecom sector, our limited resources and the payment requirements of most of our carriers have led to reduced terminating capacity and correspondingly, reduced revenues during the first quarter of fiscal 2003. As a result, we have focused our efforts on maximizing our gross margins by carrying the most profitable minutes possible and reducing our direct costs. Where possible we have worked to reduce our SG&A costs.  Subsequent to the end of the quarter we have made a number of decisions to further conserve our limited resources including terminating approximately 25 employees in our corporate office and the constricting and ultimately, idling of our carrier network capacity in December 31, 2002. Additionally, as discussed in Note 7, two of our operating subsidiaries, ATSI-Texas and TeleSpan, Inc. filed for reorganization protection under Chapter 11 of the U.S Bankruptcy Code, on February 4, 2003 and February 18, 2003, respectively. Additionally, the court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the case to a Chapter 7. The two bankrupt subsidiaries are our two primary operating companies and they have ceased operations.

             On May 22, 2003 we entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. (“Telemarketing’) whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. (“ATISCOM”). The agreement provides that there will be an initial payment of $194,000  plus payment of approximately $200,000 of ATSICOM’S  liabilities and the remaining purchase price of $747,000 will be paid as follows:

9.

·       Beginning in May 2003 Telemarketing will pay ATSI $20,750 per month for 12 months.

·       Additionally, beginning in May 2004, Telemarketing will pay ATSI $20,750 per month for the next 24 months, contingent on ATSI generating 20,750,000 minutes of monthly traffic through ATSICOM’s network.  In the event the company does not reach the above-mentioned volume of monthly minutes, the monthly payment will be adjusted based on the same percentage of the shortfall in minutes, until Telemarketing pays the total purchase price. On the other hand, if ATSI exceeds the volume of monthly traffic, Telemarketing can make additional payments, without penalty.

Currently the Company is primarily dependent on these funds to operate, while continuing to pursue other sources of revenue.

6. DISCONTINUED OPERATIONS

On June 12, 2002 we discontinued our e-commerce operations through the sale of our majority-owned subsidiary, GlobalSCAPE, Inc. for approximately $2.25 million.

Income statement presentation for the three months ended October 31, 2001 reflects the elimination of e-commerce revenues and the expenses of GlobalSCAPE as follows: (in thousands).

For the Three months ended October 31,2001
E-commerce revenues	$1,239
Costs and expenses	$1,239
Net loss before taxes	$0
Net loss	$0

7. SEGMENT REPORTING

In an attempt to identify our reportable operating segments, we considered a number of factors or criteria. These criteria included segmenting based upon geographic boundaries only, segmenting based on the products and services provided, segmenting based on legal entity and segmenting by business focus.  Based on these criteria we have determined that we have two reportable operating segments: (1) U.S. Telco and (2) Mexico Telco. We believe that our U.S. and Mexican subsidiaries should be separate segments even though many of the products are borderless. Both the U.S. Telco and Mexican Telco segments include revenues generated from Retail Services and Network Services. Our Carrier Services revenues, generated as a part of our U.S. Telco segment, are the only revenues not currently generated by both the U.S. Telco and Mexico Telco segments.  We have included the operations of ATSI-Canada, ATSI-Delaware and all businesses falling below the reporting threshold in the “Other” segment. The “Other” segment also includes intercompany eliminations.

During the quarter ended October 2002 and 2001, U.S. Telco generated net losses to common shareholders as percentage of total consolidated losses to common shareholders of approximately 45% and 35%, respectively. Additionally, U.S. Telco’s total assets for the same period as a percentage of total consolidated assets were 52% and 40%, respectively. Mexico Telco net losses to common shareholders for the quarter ended October 2002 and 2001 as a percentage of total consolidated losses to shareholders were 52% and 59%, respectively. And Mexico Telco total assets as a percentage of total consolidated assets were 48% and 60%, respectively.

10.

In Thousands
	For the three months ended
	October 31,	October 31,
	2001	2002
U.S. Telco
External revenues	$9,477	$5,576
Intercompany revenues	$147	$262
Total revenues	$9,624	$5,812

Operating loss	($707)	($1,154)

Net loss to common shareholders	($798)	($1,361)

Total assets	$8,037	$4,855

Mexico Telco
External revenues	$1,887	$1,689
Intercompany revenues	$456	$492
Total revenues	$2,343	$2,181

Operating loss	($852)	($1,166)

Net loss to common shareholders	($1,336)	($1,568)

Total assets	$12,271	$4,450

Other
External revenues	-	-
Intercompany revenues	($603)	($754)
Total revenues	($602)	($754)

Operating loss	$0	$0

Net loss to common shareholders	($139)	($95)

Total assets	$0	$0

Total
External revenues	$11,364	$7,265
Intercompany revenues	-	-
Total revenues	$11,364	$7,265

Depreciation and Amortization	($984)	($795)

Operating loss	($1,559)	($2,320)

Net loss (Excluding discontinued
Operations)	($2,128)	($2,928)

Net loss to common shareholders
(Excluding discontinued Operations)	($2,273)	($3,024)

Total assets	$20,308	$9,305

11.

8. SUBSEQUENT EVENTS

            On November 1, 2002, we filed a lawsuit in the United States District Court for the Southern District of New York against Rose Glen Capital, The Shaar Fund, and others for stock fraud and manipulation, as well as violations of SEC Section 10(b) and Rule 10b-5.

            In December 2002 and January 2003, we made a number of strategic decisions to further conserve our limited resources and maintain certain operations going forward. These decisions included the termination of a number of employees in our corporate offices as well as the restriction and ultimately, idling of our carrier services network capacity.

            On January 15, 2003 the American Stock Exchange halted trading in our stock pending the filing of our Form 10-K for the year ended July 31, 2002, which was subsequently filed on February 3, 2003, and this Form 10-Q for the quarter ended October 31, 2002.

     On February 4, 2003, two of our subsidiaries, ATSI-Texas and TeleSpan, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Additionally, on April 9, 2003, the court ordered joint administration of both cases and on May 14, 2003 the court converted the case to a Chapter 7 case. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. ATSI Communications, Inc., the Delaware incorporated holding company was not included in the  bankruptcy filings.

            On February 7, 2003, we announced that our Board of Directors had approved a strategic merger with CCC GlobalCom of Houston, Texas. After many conversations, both parties agreed that currently, under the market conditions, it was not the ideal time for this merger.  As a result, we ceased any further strategic merger negotiations on July 23, 2003.

            On February 7, 2003 we announced that Stephen M. Wagner, President, Chief Executive Officer and Director had resigned to pursue other business opportunities. The Board of Directors appointed Raymond G. Romero to serve as Interim Chief Executive Officer. Additionally, Carlos Kauachi and Darrell Kirkland resigned as members of the Board of Directors.

On June 16, 2003 we announced that Raymond G. Romero, Interim CEO and J. Christopher Cuevas, Interim CFO both resigned to pursue other business opportunities. Additionally, we announced that Arthur L. Smith was appointed as CEO and Director and Antonio Estrada as corporate controller.

12.

On June 16, 2003 we announced that we entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. (“Telemarketing’) whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. (“ATISCOM”). The agreement provides that there will be an initial payment of $194,000  plus payment of approximately $200,000 of ATSICOM’S  liabilities and the remaining purchase price of $747,000 will be paid as follows:

·       Beginning in May 2003 Telemarketing will pay ATSI $20,750 per month for 12 months.

·       Additionally, beginning in May 2004, Telemarketing will pay ATSI $20,750 per month for the next 24 months, contingent on ATSI generating 20,750,000 minutes of monthly traffic through ATSICOM’s network.  In the event the company does not reach the above-mentioned volume of monthly minutes, the monthly payment will be adjusted based on the same percentage of the shortfall in minutes, until Telemarketing pays the total purchase price. On the other hand, if ATSI exceeds the volume of monthly traffic, Telemarketing can make additional payments, without penalty.

Currently the Company is primarily dependent on these funds to operate, while continuing to pursue other sources of revenue.

     Additionally, on July 02, 2003, the U.S. Bankruptcy Court approved for the Chapter 7 trustee to  sell  ATSI-Mexico and SINFRA’s shares of stock to Latin Group Ventures, L.L.C. Under the purchase agreement Latin Group acquired all the communication centers and assumed all related liabilities. Additionally, under the agreement, “LGV” acquired the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License owned by SINFRA. The Chapter 7 Trustee received all the proceeds from the sale of these entities.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142, which supercedes APB Option No. 17, “Intangible Assets” provides financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment approach. The Company has adopted SFAS 142 as of August 1, 2002. Accordingly, the concession license, will continue to be amortized over 26 years, the remaining life of the concession license. The amortization of goodwill ceased on August 1, 2002. The Company’s has determined that no further impairment is necessary.

The Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in October 2001.  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and is effective for fiscal years beginning after December 15, 2001.  The Statement also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale.  The adoption of  SFAS 144 has not had a material effect on the consolidated financial statements of the Company.

13.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".  The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  (Including Certain Costs Incurred in a Restructuring)."  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of  SFAS 146 has not had a material effect on the consolidated financial statements of the Company.

In December 2002, the FASB issued SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”, amending FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.  SFAS 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements.  SFAS 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted.  The adoption of SFAS 148 will require additional disclosure in the Company’s interim consolidated financial statements. However, management anticipates the adoption of SFAS 148 will not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  The Company does not expect the adoption of Interpretation No. 46 to have a material impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 provides for certain changes in the accounting treatment of derivative contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. Management anticipates that the adoption of SFAS No. 149 will not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter of fiscal 2003. Management anticipates that the adoption of SFAS No. 150 will not have a material impact on the Company’s consolidated financial statements.

The Emerging Issues Task Force issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables addressing the allocation of revenue among products and services in bundled sales arrangements.  EITF 00-21 is effective for arrangements entered into  in fiscal periods after June 15, 2003.  The Company does not expect the adoption of EITF No. 00-21 to have a material impact on the Company’s future results of operations or financial position.

14.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: This Quarterly Report on Form 10-Q contains  “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended.  “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future.  We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,”  “expect,” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the Additional Risk Factors section of the  Annual Report  Form 10-K and other documents filed with the Securities and Exchange Commission.  Therefore, these types of statements may prove to be incorrect.

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three months ended October 31, 2001 and 2002.  It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in the annual report on Form 10-K filed with the SEC on February 3, 2003.

Sources of revenue and direct cost

Sources of revenue:

            Carrier Services:  We provide termination services to U.S and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico. Typically these telecommunications companies offer its services to the public for local and international long distance services. As disclosed in Note 5, in December 31, 2002, we were forced to idle our carrier network capacity and have therefore been unable to generate revenue from carrier services since that date.  As also disclosed below in Management’s Discussion and Analysis, we believe that our agreement with Telemarketing de Mexico, S.A. de C.V. and Dialmex, LLC will allow us to recommence providing carrier services.

Network Services:  We offer private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers multiple international offices and branches. As disclosed below, due to our current financial condition, we do not have any network services customers, however we currently provide network management services to Latin Group Ventures L.L.C, the current owners of ATSI de Mexico S.A de C.V. Under the agreement we manage one of their network services customers. This management agreement initiated on July 1, 2003 and we will generate approximately $6,439 per month in net margin profit for the next twelve months.

Retail Services:  The retail services consisted of communication centers and public pay telephones. The communication centers or call centers consist of retail centers strategically located in Mexico to serve the travelers and the large Mexican population who typically do not have personal or home telephone. At these communication centers we previously offered local, domestic and international long distance and enhanced services, such as prepaid calling cards and Internet services. As disclosed in Note 7, as of July 2, 2003, we do not own or operate the communications centers.  Thus, in the near future, management does not expect any revenue to be generated from this source.

15.

Direct Cost:

Carrier Services: Under these services the company incurs termination charges, these charges are related to the fees that we are charged by our carriers / vendors for the termination of phone calls into their infrastructure and network, primarily in Mexico.

Network Services: Under the network services, the company incurs satellite and fiber optic charges. The satellite and fiber optic charges are incurred as part of the connection links between the customer’s different remote locations and sites to transmit data, voice and Internet services.

Retail Services: Under the retail services, the company incurred, fixed cost, local and long distance cost. The fixed cost / rent is the cost charged by the local exchange carrier for the access to the phone lines, the cost is based on the number of telephone lines at each of the communication centers. The local and long distance cost is based on the per minute basis charged by the carrier / vendor to transport the telephone calls between the destinations points. The rates per minute varied based on the location of the telephone call.  As disclosed in Note 8, as of July 2, 2003, we do not own or operate the communications centers

General

We have had operating losses for almost every quarter since we began operations in 1994. Due to such recurring losses, as well the negative cash flows generated from our operations and our substantial working capital deficit, the auditor’s opinion on our financial statements as of July 31, 2002 calls attention to substantial doubts about our ability to continue as a going concern.  This means that there is substantial doubt that we will be able to continue in business through the end of our next fiscal year, July 31, 2003. We have experienced difficulty in paying our vendors and lenders on time in the past, and as a result on December 2002 our carrier network capacity was idled and the majority of the employees from the US Telco segment were terminated. This means that we will not be able to generate revenues from carrier services, which accounted for 81% of our total revenue for the fiscal year ended July 31, 2002, until we are able to reestablish a carrier network capacity. As discussed below, the company will utilize its agreement signed with Telemarketing and Dialmex to capitalize in the lower cost structure to attract new customers and allow us to restart the carrier services business segment.

During the first quarter management continued to pursue different venues for funding; unfortunately during the last several years the telecommunications industry has experienced a great deal of instability. As a result of not being able to raise the necessary capital to re-start our network, two of our subsidiaries, ATSI (Texas), Inc. and TeleSpan, Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. Additionally, the court ordered joint administration of both cases on April 9, 2003 and subsequently on May 14, 2003 the court converted the cases to a Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. These bankruptcies did not include the reporting entity.  As a result of the Chapter 7 bankruptcy of our two main operating subsidiaries combined with the termination of the majority of our US Telco employees and the idling of the carrier network capacity, our ability to generate any revenue from our historical revenue generation sources was severely limited.

16.

On May 22, 2003 we entered into a Share Purchase Agreement with Telemarketing De Mexico, S.A. de C.V. (“Telemarketing’) whereby we sold Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. De C.V. (“ATSICOM”). ATSICOM holds a 30-year long distance concession in Mexico.  The principal owners of Telemarketing are also the principal owners of Dialmex, LLC  (“Dialmex”) a U.S. based international telecommunications carrier. The agreement also provides that ATSI and Telemarketing will jointly enhance the VoIP network, which is currently operating under Dialmex , under this network we will primarily use the Internet to transport telephone calls. We believe that this will lower the network cost and allowed the companies to be more competitive and attract more customers.   Additionally, we will combine our respective interconnection agreements with the major carriers in Mexico to lower our termination cost and allow for more attractive cost structure. The sale to Telemarketing provides us with working capital while the agreement with Dialmex will provide us with access to a reliable and flexible state-of-the-art VoIP network without incurring the expense of operating such a network.  The agreements with Telemarketing and Dialmex have allowed the company to restart its carrier network services. And if the cash inflows from these services are sufficient to cover the operating expenses, management can pursue other venues of revenue, like increasing the network management services.

Founded in 1993, ATSI is an international carrier, serving the rapidly expanding communications markets in and between Latin America and the United States. Our mission is to connect the Americas with exceptional communication services. Our strategy is to become a leading provider of communication services to carriers and businesses in this U.S./Latin American corridor through a high quality, ‘next generation’ VoIP network established through our partnership with Dialmex.

ATSI’s focus today is on the communications corridor between the United States and Mexico.  Already one of the two largest international communications corridors in the world, this corridor is growing due to increasing phone density in Mexico and large-scale emigration of Mexicans to the United States.

While our limited cash flow, historical losses from operations, and the bankruptcies of our two main operating subsidiaries have caused substantial barriers to growth and the continuation of our business strategy, operationally, ATSI’s strength lies in our long distance concession, interconnection agreements with carriers such as (TELMEX) Telefonos de Mexico S.A de C.V. and BESTEL S.A de C.V., business relationships in Mexico, and industry relationships and knowledge in the United States.   Our interconnection agreements with other long-distance concessionaires provide us with nationwide network coverage at a competitive cost structure. We own 49% of a Mexican company, ATSI Comunicaciones, S.A. de C.V., that owns a 30 year concession license, allowing for the sale of voice and data services, long distance transport, and the operation of a telecommunications network. Through interconnection agreements established by ATSI Comunicaciones, S.A de C.V. and our partnership with Dialmex, LLC., we are leveraging off the networks of third parties such as Alestra, Bestel, and Marcatel to build a reliable international network to support carrier-generated traffic between the U.S. and Mexico.

Our History of Operating Losses and Deficiencies in Cash Flow

We have incurred operating losses and deficiencies in operating cash flows in each year since our inception and expect our losses to continue through July 31, 2003. Our operating losses were $15,777,077, $9,717,287 and $11,545,493 for the years ending July 31, 2002, 2001 and 2000, respectively. We had an operating loss of  $2,928,774, for the first quarter of fiscal 2003 and a working capital deficit of  $14,849,917, at October 31, 2002.

17.

Results of Operations

The following table sets forth certain items included in the Company’s results of operations in dollar amounts and as a percentage of total revenues for the three-month periods ended October 31, 2001 and 2002.

	Three Months Ended October 31,
	2001		2002
	$	%	$	%
Operating revenues
Services
Carrier services	$8,975	79%	$5,410	75%
Network services	664	6%	210	3%
Retail services	1,725	15%	1,620	22%

Total operating revenues	11,364	100%	7,240	100%

Cost of services	9,097	80%	5,960	82%

Gross Margin	2,267	20%	1,280	18%

Selling, general and administrative expenses	2,842	25%	2,703	37%

Impairment loss	-	0%	89	1%

Bad debt expense	-	0%	13	0%

Depreciation and amortization	984	9%	795	12%

Operating loss	(1,559)	(14%)	(2,320)	(32%)

Other income (expense), net	(542)	(5%)	(584)	(8%)

Net loss from continuing operations before income tax expense	(2,101)	(19%)	(2,904)	(40%)

Income tax expense	27	0%	25	(1%)

Net loss from continuing operations	(2,128)	(19%)	(2,929)	(40%)

Income (loss) from discontinuing operations	-	0%	-	0%

Net loss	(2,128)	(19%)	(2,929)	(40%)

Less: preferred stock dividends	(145)	(1%)	(96)	(1%)

Net loss to common shareholders	($2,273)	(20%)	($3,025)	(41%)

18.

THREE MONTHS ENDED October 31, 2002 Compared to Three Months ended October 31, 2001

Operating Revenues.  Consolidated operating revenues decreased 37% between periods from $11.4 million for the first quarter ended 2002 to $7.2 million for the first quarter ended 2003.

Carrier services revenues decreased approximately $3.6 million, or 40% from the quarter ended October 2001 to the quarter ended October 2002.  As the telecom sector has continued to suffer financially and operationally more and more of our carriers require substantial deposits and/or prepayments. Primarily as a result of these tighter cash requirements by our carriers the traffic we were able to carry during the quarter declined from approximately 93.6 million minutes in the prior year quarter to approximately 68.9 million minutes in the quarter ended October 31, 2002. This trend has continued until December 31, 2002, when we were forced to idle our network. Since that time we have not been carrying any carrier traffic and have not generated any revenues related to this product.

Network services revenues continued to decline from the previous period due to a continued loss of customers and a de-emphasizing of the product going forward. The decline from the previous year’s quarter was approximately 68% or $450,000. Due to our current financial condition, we do not have any network services customers, however we currently provide network management services to Latin Group Ventures L.L.C, the current owners of ATSI de Mexico S.A de C.V. Under the agreement we manage one of their network services customers. This management agreement initiated on July 1, 2003 and we will generate approximately $6,439 per month in net margin profit for the next twelve months.

Retail services revenues were relatively flat between periods, declining by approximately $105,000. During the latter half of fiscal 2002, we focused our efforts on becoming more competitive in the products we offered and strategically relocating communication centers to concentrated areas where growth would be realized and closing communication centers that were no longer cost efficient. Although revenues declined slightly between periods, the revenues were achieved with 112 communication centers as opposed to 136 communication centers in the prior year. As discussed in Note 8, as of July 02, 2003, we do not own or operate the communication centers. Thus, in the near future management does not expect any revenue to be generated from this source.

Cost of Services.  Due to the large percentage of our revenues derived from our carrier services product which has a higher cost per revenue minute than our network and retail services products our consolidated cost of services stayed relatively flat at approximately 82% as compared to 80% for the previous quarter.

Selling, General and Administrative (SG&A) Expenses.  SG&A expenses decreased approximately $139,000, or 5% between periods, mainly because of the reduction in salaries and commissions during the first quarter of fiscal 2003.

Impairment loss.  During the first quarter of fiscal 2003, we recorded approximately $89,000 related the impairment of goodwill associated with an acquisition made by ATSI Mexico during fiscal 2002.   No impairment loss was recorded in the first quarter of fiscal 2002.

Depreciation and Amortization.  Depreciation and amortization decreased by approximately 19% or $189,000 between periods. The decline is related to the adoption of SFAS 142 as of August 1, 2002. As a result, there was no amortization of goodwill during the first quarter of fiscal 2003.

19.

Operating Loss.  The Company’s operating loss increased approximately $761,000 or 49% from the first quarter of fiscal 2002, primarily due to decreased revenues and decreased in gross margins offset slightly by reductions in selling, general and administrative expenses and depreciation and amortization.

            Other Income(expense).  Other expense increased approximately $42,000 between quarters from $542,000 to $584,000 primarily due to increased foreign currency transaction losses between periods offset by reduced interest expense period to period.

            Preferred Stock Dividends.  During the quarter ended October 2002, we recorded approximately $96,000 of non-cash dividends related to our cumulative convertible preferred stock.  This compares favorably to the approximately $145,000 of non-cash dividends recognized during the quarter ended October 2001.

            Net loss to Common Stockholders.  The net loss for the quarter ended October 2002 increased to $3.0 million from $2.3 million for the quarter ended October 2001.  The increase in net loss was due primarily to a reduction in revenues and a reduction in gross margin dollars.

Liquidity and Capital Resources

            During the quarter ended October 31, 2002, we generated positive cash from operations of approximately $489,000.  The Company generated this positive cash flow from operations primarily by working with customers to shorten the cash conversion of receivables and delaying payments to vendors or negotiating favorable payment terms.

During the quarter ended October 31, 2002, the Company acquired approximately $25,000 in equipment which was not financed through capital lease or financing arrangements. Additional cash outflows included the payment of approximately $87,000 towards our capital lease obligations.

            Overall, the Company’s net operating, investing and financing activities during the quarter ended October 2002 provided approximately $376,000 in cash. The Company’s working capital deficit at October 31, 2002 was approximately $14.9 million. This represents a decrease of approximately $1.7 million from our working capital deficit at July 31, 2002.

In May 2002, the Company announced that it had renegotiated its capital lease agreement with IBM. The agreement calls for forty-two payments commencing July 31, 2002, consisting of six payments of $50,000 and thirty-six payments of $75,000.  As of the date of this filing, we have made one payment totaling $50,000. As we are in default of the agreement as of October 31, 2002, the entire principal balance of  $2.3 million is reflected in current liabilities. As of the date of this filing, the appointed trustee under Chapter 7 is managing the relationship with the creditor.

In May 2002, the Company entered into a Forbearance Agreement with NTFC Capital Corporation related to its capital lease facility. In exchange for a payment of approximately $500,000 NTFC agreed to release GlobalSCAPE, Inc. as a co-borrower under the facility. Additionally, NTFC agreed to waive the default of covenants until the earliest of 1) July 31, 2002, 2) a default by the Company under the Forbearance Agreement, 3) any other default under the facility by the Company or 4) the date an amended agreement is executed.  While both parties agreed to make their best efforts to negotiate the terms of an amended agreement, as of the date of this filing an agreement was not reached.  At October 31, 2002, we have classified the entire capital lease obligation, of approximately $812,000, in current liabilities. As of the date of this filing, the appointed trustee under Chapter 7 is managing this relationship with the creditor.

20.

The Company’s current liabilities include approximately $1.3 million of equipment purchased from Northern Telecom, a subsidiary of Nortel Networks in fiscal 2001. Approximately $386,000 of the amount due Northern Telecom is in the form of a note payable, the remaining $850,000 is in accounts payable. In June 2002, the Company reached an agreement with Nortel related to this payable. In return for a reduction of $314,000 in the price of the equipment and additional technical support related to the equipment, ATSI agreed to make payments over a ten-month period beginning July 15, 2002 totaling approximately $936,000. As of the date of this filing, no payments have been made and we have removed equipment with an original value of approximately $850,000 from our network with the intent of returning the equipment to Northern Telecom. As of the date of this filing, the appointed trustee under Chapter 7 is managing this relationship with the creditor.

The Company’s current obligations also include approximately $1,367,000 owed to the former owners of Grupo Intelcom, S.A. de C.V., the entity purchased by the Company in July 2000 and through which the Company obtained its Mexican long distance concession. Of this amount, $357,000 is included in notes payable and the additional $980,000 is included in accrued liabilities.

In addition, to the notes payable due Northern Telecom and the former owners of Grupo Intelcom, S.A. de C.V., we have additional current notes payable outstanding of approximately $730,000.

The Company has limited availability to capital resources, and these resources may not be available to support our ongoing operations until such time as we are able to generate income from operations. These matters raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

As was recently announced, the Company has entered into a Share Purchase Agreement with Telemarketing De Mexico, S.A. De C.V. (“Telemarketing’) whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. (“ATISCOM”). The agreement provides that there will be an initial payment of $194,000 plus payment of the liabilities and the remaining purchase price will be paid at the rate of  $20,750 per month for 36 months (See note 3). The principal owners of Telemarketing are also the principal owners of Dialmex, LLC a U.S. based international telecommunications carrier. The agreement also provides that ATSI and Telemarketing will jointly develop a VolP network as well as partnership with Dialmex to combine our respective interconnection agreements to provide economies of scale to both our companies. This cash infusion will allow the company to continue to operate and pursue other sources of revenue and cash inflows.

Inflation/Foreign Currency

Inflation has not had a significant impact on our operations.  With the exception of retail services from our communication centers and coin operated public telephones, almost all of our revenues are generated and collected in U.S. dollars. Services from our communication centers and public telephones are generally provided on a “sent-paid” basis at the time of the call in exchange for cash payment, so we do not maintain receivables on our books that are denominated in pesos. In an effort to reduce foreign currency risk, we attempt to convert pesos collected to U.S. dollars quickly and attempt to maintain minimal cash balances denominated in pesos. Some expenses related to certain services provided by us are incurred in foreign currencies, primarily Mexican pesos. The devaluation of the Mexican peso over the past several years has not had a material adverse effect on our financial condition or operating results.

21.

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

As previously discussed under the caption “Inflation”, we face risks related to certain of our revenue streams, namely, retail services from our own Mexican communication centers and payphones and the transacting of business in pesos as opposed to U.S. dollars. Historically, we have been able to minimize foreign currency exchange risk by converting from pesos to U.S. dollars quickly and by maintaining minimal cash balances denominated in pesos.  As we grow our retail business in Mexico it is likely that we will face increasing foreign currency transaction risks.

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

ITEM 3. CONTROLS AND PROCEDURES

(A)        Evaluation Of Disclosure Controls and procedures. Within the 90 days prior to the filing date of this report, our Chief Executive Officer and its Corporate Controller  carried out an evaluation of ATSI’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) and concluded that the controls and procedures are effective in recording, processing, summarizing and reporting the information required to be disclosed by ATSI Communications, Inc. in the reports if files with the SEC under the Exchange Act within the time periods specified in the SEC’s rules and forms.

(B)        Changes in Internal Controls. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

22.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Strategic Merger Negotiations

     On February 7, 2003, ATSI Board of Directors approved a strategic merger with CCC GlobalCom of Houston, Texas. Under the terms of the preliminary Letter of Intent, CCC GlobalCom and ATSI would signed a Joint Management Services Agreement to operate ATSI's wholesale network. As part of its commitment, CCGC would provide interim financing while the merger is in process and provide letters of credit for ATSI to restart its recently idled wholesale customer network. But after many conversations, both parties agreed that currently, under the market conditions and financial conditions of both companies, it was not the ideal time for this merger. As a result, on July 23, 2003 both of the companies agreed to terminate any further strategic merger negotiations.

Significant Change in Management

            On February 7, 2003 we announced that Stephen M. Wagner, President, Chief Executive Officer and Director had resigned to pursue other business opportunities. The Board of Directors appointed Raymond G. Romero to serve as Interim Chief Executive Officer. Additionally, Carlos Kauachi and Darrell Kirkland resigned as members of the Board of Directors, currently these board seats remained vacant.

And, on June 16, 2003 we announced that Raymond G. Romero, Interim CEO and J. Christopher Cuevas, Interim CFO both resigned to pursue other business opportunities. Furthermore, we announced that Arthur L. Smith was appointed as CEO and Director and Antonio Estrada as corporate controller.

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits:

The exhibits listed below are filed as part of this report.

23.

Exhibit

Number

31.1         Certification of our Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2     Certification of our Corporate Controller, under Section 302 of the Sarbanes-Oxley Act of  2002. *

32.1     Certification of our Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2         Certification of our Corporate Controller, under  Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

(b)        Current Reports on Form 8-K.

            On October 29, 2002 we announced that a member of our Board of Directors had resigned.

            On November 15, 2002 we announced that our Board of Directors had approved the dismissal of Ernst & Young LLP and the hiring of Tanner + Co.

On June 16, 2003 we announced that the company entered into a Share Purchase Agreement with Telemarketing De Mexico, S.A. De C.V. (“Telemarketing’) whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. De C.V. (“ATISCOM”).

On June 16, 2003 we announced that Raymond G. Romero, Interim CEO and J. Christopher Cuevas, Interim CFO both resigned upon the appointment of Arthur L. Smith as CEO and Director and Antonio Estrada as corporate controller.

On June 16, 2003, we announced that on February 4, 2003, two of our subsidiaries, ATSI-Texas and TeleSpan, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Additionally, on April 9, 2003, the court ordered joint administration of both cases. And lastly on May 14, 2003 the court converted the case to a Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. ATSI Communications, Inc., the Delaware incorporated holding company was not included  in the bankruptcy.

24.

SIGNATURE Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
ATSI COMMUNICATIONS, INC.
(Registrant)

Date: September 3, 2003	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	Chief Executive Officer

Date: September 3, 2003	By:	/s/ Antonio Estrada
	Name:	Antonio Estrada
	Title:	Corporate Controller
(Principal Accounting and Financial Officer)

25.

Exhibit: 31.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PERSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Arthur L. Smith, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of ATSI Communications, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of October 31, 2002; and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

·        all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

·        any fraud, whether or not material, that management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By /s/ Arthur L. Smith

Arthur L. Smith

Chief Executive Officer

September 3, 2003

26.

Exhibit 31.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PERSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Antonio Estrada, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of ATSI Communications, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of October 31, 2002; and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

·        all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

·        any fraud, whether or not material, that management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By /s/ Antonio Estrada

Antonio Estrada

Corporate Controller

September 3, 2003

27.

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. ss. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ATSI Communications, Inc. on Form 10-QSB for the period ending October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Arthur L. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C, ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1)                the Report complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2)                the information in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By /s/ Arthur L. Smith

Arthur L. Smith

Chief Executive Officer

September 3, 2003

28.

Exhibit 32.2

CERTIFICATION OF CORPORATE CONTROLLER

PURSUANT TO 18 U.S.C. ss. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ATSI Communications, Inc. on Form 10-QSB for the period ending October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Antonio Estrada, Corporate Controller of the Company, certify, pursuant to 18 U.S.C, ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1)         the Report complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2)         the information in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By /s/ Antonio Estrada

Antonio Estrada

Corporate Controller

September 3, 2003

29.