Form 10QSB
period 2003-01-31
ATSI COMMUNICATIONS INC/DE
filed 2003-09-03
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

Or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 1-15687

ATSI COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2849995 (IRS Employer Identification No.)

8600 Wurzbach, Suite 700W

San Antonio, Texas 78240

(210) 614-7240

(Address, including zip code, of registrant's principal executive offices and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes _ No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X

The number of shares outstanding of the registrant’s common stock at September 3, 2003 was 103,638,690

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED JANUARY 31, 2003 INDEX
Part I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of July 31, 2002 and January 31, 2003...................................................	3
Consolidated Statements of Operations for the Three and Six Months Ended January 31, 2002 and 2003.......................................................................................................................................	4
Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended January 31, 2002 and 2003.....................................................................................................................	5
Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2002 and 2003.......................................................................................................................................................	6
Notes to Consolidated Financial Statements.............................................................................................	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.........................	14

Item 3. Controls and procedures.........................................................................................................................	24

Part II. OTHER INFORMATION.................................................................................................................	24

Item 5. Other Information....................................................................................................................................	24

Item 6. Exhibits and Reports on Form 8-K..........................................................................................................	25

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share information)

	July 31,	January 31,
	2002	2003
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$27	$466
Accounts receivable, net of allowance of $198 and $53, respectively	1,082	319
Inventory	59	28
Prepaid & Other current assets	634	465
Total current assets	1,802	1,278

PROPERTY AND EQUIPMENT	19,901	19,144
Less - Accumulated depreciation and amortization	(14,785)	(15,171)
Net property and equipment	5,116	3,973

OTHER ASSETS, net
Goodwill, net	1,393	1,300
Concession License, net	2,000	1,972
Other	146	112
Total assets	$10,457	$8,636

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	7,523	10,705
Accrued liabilities	2,657	3,582
Note payable	1,472	1,448
Current portion of obligations under capital leases	3,207	2,865
Deferred revenue	111	3
Total current liabilities	14,971	18,603

LONG-TERM LIABILITIES:
Obligations under capital leases, less current portion	67	-
Advance Payables	275	275
Other	75	40
Total long-term liabilities	417	315

COMMITMENTS AND CONTINGENCIES	-	-
REDEEMABLE PREFERRED STOCK:
Series D Cumulative Preferred Stock, 3000 shares authorized, 742 shares issued and
outstanding.	765	787
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,455 shares issued and
outstanding.	1,415	1,175

STOCKHOLDERS' DEFICIT:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 4,370 shares
issued and outstanding.	-	-
Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized, 8,510 shares
issued and outstanding.	-	-
Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized, 6,500 shares
issued and outstanding.	-	-
Common stock, $0.001, 200,000,000 shares authorized, 94,790,855 and
103,638,690 issued and outstanding, respectively.	95	104
Additional paid in capital	59,891	60,267
Accumulated deficit	(67,493)	(73,813)
Warrants Outstanding	1,031	1,031
Other Comprehensive Loss	(636)	166
Total stockholders' deficit	(7,112)	(12,245)

Total liabilities and stockholders' deficit	$10,457	$8,636

The accompanying notes are an integral part of these consolidated financial statements.

3.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended January 31,		Six months ended January 31,
	2002	2003	2002	2003
OPERATING REVENUES:
Services
Carrier services	$11,051	$1,096	$20,027	$6,506
Network services	612	122	1,276	332
Retail Services	1,932	1,347	3,657	2,991

Total operating revenues	13,595	2,565	24,960	9,829

OPERATING EXPENSES:
Cost of services	11,191	1,798	20,289	7,783
Selling, general and administrative	3,083	3,001	5,925	5,704
Impairment expense	-	-	-	88
Bad debt expense	65	-	65	13
Depreciation and Amortization	1,021	526	2,005	1,321

Total operating expenses	15,360	5,325	28,284	14,909

OPERATING LOSS	(1,765)	(2,760)	(3,324)	(5,080)

OTHER INCOME (EXPENSE):
Other income (expense), net	(20)	(360)	(53)	(705)
Interest expense	(574)	(248)	(1,083)	(486)

Total other income (expense)	(594)	(608)	(1,136)	(1,191)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX	(2,359)	(3,368)	(4,460)	(6,271)

INCOME TAX EXPENSE	(28)	(25)	(55)	(50)

NET LOSS FROM CONTINUING
OPERATIONS	(2,387)	(3,393)	(4,515)	(6,321)

NET INCOME FROM DISCONTINUED
OPERATIONS	24	-	24	-

NET LOSS	(2,363)	(3,393)	(4,491)	(6,321)

LESS: PREFERRED DIVIDENDS	(132)	(91)	(277)	(187)

NET LOSS TO COMMON STOCKHOLDERS	($2,496)	($3,484)	($4,768)	($6,508)

BASIC AND DILUTED LOSS PER SHARE	($0.03)	($0.03)	($0.06)	($0.07)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	83,127	103,172	80,607	99,926

The accompanying notes are an integral part of these consolidated financial statements.

4.

ATSI COMMUNICATIONS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2002	2003	2002	2003
Net loss to common stockholders

Other comprehensive income (loss), net of tax:	($2,496)	($3,484)	($4,769)	($6,508)

Foreign currency translation adjustment	1	579	(44)	802

Comprehensive loss to common stockholders	($2,495)	($2,905)	($4,813)	($5,704)

The accompanying notes are an integral part of these consolidated financial statements.

5.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended January 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($4,491)	($6,321)
Adjustments to reconcile net loss
operating activities-
Impairment loss	-	88
Depreciation and amortization	2,289	1,321
Loss on disposition of property & equipment		33
Deferred compensation	12	-
Minority Interest	17	-
Foreign currency loss	-	658
Provision for losses on accounts receivable	114	13
Changes in operating assets and liabilities:
Decrease in accounts receivable	484	734
Decrease in prepaid expenses and other	117	463
Increase in accounts payable	1,912	2,794
Increase in accrued liabilities	553	1,222
Increase (decrease) in deferred revenue	11	(108)
Net cash provided by operating activities	1,018	897

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(624)	(289)
Net cash used in investing activities	(624)	(289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	11	25
Payments on debt	(65)	-
Capital Lease payments	(376)	(87)
Payment of expenses related to the issuance of preferred stock	(14)	(12)
Proceeds from issuance of common stock, net
of issuance costs	180	(95)
Net cash used in financing activities	(264)	(169)

NET INCREASE IN CASH	131	439

CASH AND CASH EQUIVALENTS, beginning of period	103	27

TOTAL CASH AND CASH EQUIVALENTS	234	466

CASH AND CASH EQUIVALENTS- Allocated to discontinued operations	(122)	-

CASH AND CASH EQUIVALENTS, end of period	$111	$466

The accompanying notes are an integral part of these consolidated financial statements.

6.

ATSI COMMUNICATIONS, INC.

AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the following subsidiaries: ATSI-Delaware, ATSI-Canada, ATSI‑Texas, ATSI‑Mexico, ATSI-COM, Computel, ATSI de CentroAmerica, TeleSpan and Sinfra have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements,” and accordingly do not include all information and footnotes required under accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries (“ATSI” or “the Company”) as of July 31, 2002 and January 31, 2003, the results of their operations for the three and six months ended January 31, 2002 and 2003, comprehensive loss for the three and six months ended January 31, 2002 and 2003, and cash flows for the six months ended January 31, 2002 and 2003.  All adjustments are of a normal recurring nature.  All significant intercompany balances and transactions have been eliminated in consolidation.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 2002 included in the Company’s annual report on Form 10-K filed with the SEC on February 3, 2003.  Certain prior period amounts have been reclassified for comparative purposes.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2.  SOURCES OF REVENUE, DIRECT COST AND REVENUE RECOGNITION

Sources of revenue:

            Carrier Services:  We provide termination services to U.S and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico. Typically these telecommunications companies offer its services to the public for local and international long distance services. As disclosed in Note 4, in December 31, 2002, we were forced to idle our carrier network capacity and have therefore been unable to generate revenue from carrier services since that date.  As also disclosed below in Management’s Discussion and Analysis, we believe that our agreement with Telemarketing de Mexico, S.A. de C.V. and Dialmex, LLC will allow us to recommence providing carrier services.

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

3.  BASIC AND DILUTED LOSS PER SHARE

Basic earnings or loss per share is calculated using the weighted average number of common shares outstanding during each period reported.  The computation of diluted earnings or loss per share is based on the weighted average number of shares outstanding during the year plus common stock equivalents that would result from the conversion of convertible debt or equity securities into common stock and stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  If the effect on earnings or loss per share resulting from the common stock equivalents is antidilutive, such common stock equivalents are excluded from the calculation.  Preferred stock convertible into 42,990,537 and 8,383,000 shares of common stock, were outstanding as of January 31, 2003 and 2002, respectively, but were excluded from the computation of diluted loss per share because their effect was antidilutive.

8.

4.  GOING CONCERN

The Company has incurred substantial cumulative net losses, a working capital deficit, and negative cash flows since  the Company’s inception.  As more fully described in note 7, our two primary operating subsidiaries filed for bankruptcy and are currently being liquidated.  In addition,  the auditor’s opinion on the consolidated financial statements as of July 31, 2002, calls attention to substantial doubt about the Company’s ability to continue as a going concern. For the period from December 17, 1993 to January 31, 2003, the Company has incurred cumulative net losses of approximately $73.8 million.  Further, the Company has a working capital deficit of approximately $17.3 million at January 31, 2003.  We have limited capital resources available to us, and these resources may not be available to support our ongoing operations until such time as we are able to continuously generate positive cash flows from operations.  There is no assurance we will be able to achieve future revenue levels sufficient to support current operations.   These matters raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

We are likely to require additional financial resources in the near term and could require additional financial resources in the long-term to support our ongoing operations. We plan on securing funds through equity offerings and entering into lease or long-term debt financing agreements to raise capital.  There can be no assurances, however, that such equity offerings or other financing arrangements will actually be consummated or that such funds, if received, will be sufficient to support existing operations until revenue levels are achieved sufficient to generate  income from operations.  If we are not successful in completing additional equity offerings or entering into other financial arrangements, or if the funds raised in such stock offerings or other financial arrangements are not adequate to support us until a successful level of operations is attained, we have limited additional sources of debt or equity capital and would likely be unable to continue operating as a going concern.

5.  FUTURE OPERATIONS

During the first half of fiscal 2003,  overall demand for carrier termination services remained high.  However, the uncertainty in the telecom sector, our limited resources and the payment requirements of most of our carriers  led to reduced terminating capacity and correspondingly, reduced revenues during the first half of fiscal 2003. As a result, during the quarter ended January 31, 2003 we focused our efforts on maximizing our gross margins by attempting to carry the most profitable minutes possible and reducing our direct costs. Additionally, during the second quarter we  made a number of decisions to further conserve our limited resources including terminating approximately 25 employees in our corporate office and the constricting and ultimately, idling of our carrier network capacity in December 2002.  Additionally, as discussed in Note 7, two of our operating subsidiaries, ATSI-Texas and TeleSpan, Inc. filed for reorganization protection under Chapter 11 of the U.S Bankruptcy Code, on February 4, 2003 and February 18, 2003, respectively. Additionally, the court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the case to a Chapter 7. The two bankrupt subsidiaries are our two primary operating companies and they have ceased operations.

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

Income statement presentation for the six months ended January 31, 2002 reflects the elimination of e-commerce revenues and the expenses of GlobalSCAPE as follows: (in thousands).

For the Six months ended January 31,2002
E-commerce revenues	$2,474
Costs and expenses	$2,439
Net income before taxes & minority interest	$35
Net income before minority interest	$32
Net income	$24

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

During the quarter ended January 2003 and 2002, U.S. Telco generated net losses as a percentage of total consolidated losses of approximately 61% and 37%, respectively. Additionally, U.S. Telco’s total assets for the same period as a percentage of total consolidated assets were 79% and 59%, respectively. Mexico Telco net losses for the quarter ended January 2003 and 2002 as a percentage of total consolidated losses were 39% and 63%, respectively. And Mexico Telco total assets as a percentage of total consolidated assets were 21% and 41%, respectively.

10.

In Thousands
	For the three months ended		For the six months ended
	January 31,	January 31,	January 31,	January 31,
	2002	2003	2002	2003
U.S. Telco
External revenues	$11,502	$1,149	$20,980	$6,699
Intercompany revenues	$153	$69	$299	$331
Total revenues	$11,655	$1,218	$21,280	$7,030

Operating loss	($947)	($2,408)	($1,653)	($3,562)

Net loss to common shareholders	($975)	($2,633)	($1,764)	($3,994)

Total assets	$16,731	$9,198	$16,731	$9,198

Mexico Telco
External revenues	$2,093	$1,416	$3,980	$3,130
Intercompany revenues	$484	$469	$940	$954
Total revenues	$2,577	$1,885	$4,920	$4,084

Operating loss	($818)	($221)	($1,671)	($1,315)

Net loss to common shareholders	($1,355)	($629)	($2,699)	($2,124)

Total assets	$11,873	$2,303	$11,873	$2,303

Other
External revenues	-	-	-	-
Intercompany revenues	($637)	($538)	($1,239)	($1,285)
Total revenues	($637)	($538)	($1,239)	($1,285)

Operating loss	-	($131)	-	($203)

Net loss to common shareholders	($190)	($222)	($329)	($390)

Total assets	($8,800)	($2,865)	($8,800)	($2,865)

Total
External revenues	$13,595	$2,565	$24,960	$9,829
Intercompany revenues	-	-	-	-
Total revenues	$13,595	$2,565	$24,960	$9,829

Depreciation and Amortization	($1,021)	($526)	($2,005)	($1,321)

Operating loss	($1,765)	($2,760)	($3,324)	($5,080)

Net loss (Excluding discontinued
operations)	($2,387)	($3,393)	($4,515)	($6,321)

Net loss to common shareholders
(Excluding discontinued operations)	($2,520)	($3,484)	($4,792)	($6,508)

Total assets (Excluding discontinued
operations)	$19,804	$8,636	$19,804	$8,636

11.

8.  SUBSEQUENT EVENTS

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

12.

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

13.

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

14.

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and six months ended January 31, 2002 and 2003.  It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in the annual report on Form 10-K filed with the SEC on February 3, 2003.

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

15.

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

We have had operating losses for almost every quarter since we began operations in 1994. Due to such recurring losses, as well the negative cash flows generated from our operations and our substantial working capital deficit, the auditor’s opinion on our financial statements as of July 31, 2002 calls attention to substantial doubts about our ability to continue as a going concern.  This means that there is substantial doubt that we will be able to continue in business through the end of our next fiscal year, July 31, 2003. We have experienced difficulty in paying our vendors and lenders on time in the past, and as a result on December 31, 2002 our carrier network capacity was idled and the majority of the employees from the US Telco segment were terminated. This means that we will not be able to generate revenues from carrier services, which accounted for 81% of our total revenue for the fiscal year ended July 31, 2002, until we are able to reestablish a carrier network capacity. As discussed below, the company will utilize its agreement signed with Telemarketing and Dialmex to capitalize in the lower cost structure to attract new customers and allow us to restart the carrier services business segment.

During this period management continued to pursue different venues for funding; unfortunately during the last several years the telecommunications industry has experienced a great deal of instability. As a result of not being able to raise the necessary capital to re-start our network, two of our subsidiaries, ATSI (Texas), Inc. and TeleSpan, Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. Additionally, the court ordered joint administration of both cases on April 9, 2003 and subsequently on May 14, 2003 the court converted the cases to a Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. These bankruptcies did not include the reporting entity. As a result of the Chapter 7 bankruptcy of our two main operating subsidiaries combined with the termination of the majority of our US Telco employees and the idling of the carrier network capacity, our ability to generate any revenue from our historical revenue generation sources was severely limited.

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

16.

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

While our limited cash flow, historical losses from operations, and the bankruptcies of our two main operating subsidiaries have caused substantial barriers to growth and the continuation of our business strategy, operationally, ATSI’s strength lies in our long distance concession, interconnection agreements with carriers such as (TELMEX) Telefonos de Mexico S.A de C.V. and BESTEL S.A de C.V., business relationships in Mexico, and industry relationships and knowledge in the United States.   Our interconnection agreements with other long-distance concessionaires provide us with nationwide network coverage at a competitive cost structure. We own 49% of a Mexican company, ATSI Comunicaciones, S.A. de C.V., that owns a 30 year concession license, allowing for the sale of voice and data services, long distance transport, and the operation of a telecommunications network. Through interconnection agreements established by ATSI Comunicaciones, S.A de C.V. and our partnership with Dialmex, LLC., we are leveraging off of the networks of third parties such as Alestra, Bestel, and Marcatel to build a reliable international network to support carrier-generated traffic between the U.S. and Mexico.

Our History of Operating Losses and Deficiencies in Cash Flow

We have incurred operating losses and deficiencies in operating cash flows in each year since our inception and expect our losses to continue through July 31, 2003. Our operating losses were $15,777,077, $9,717,287 and $11,545,493 for the years ending July 31, 2002, 2001 and 2000, respectively. We had an operating loss of  $3,392,478, for the quarter ended January 31, 2003 and $6,321,250 for the six months ended January 31, 2003. Additionally we had a working capital deficit of  $17,325,653, at January 31, 2003.

Results of Operations

The following table sets forth certain items included in the Company’s results of operations in dollar amounts and as a percentage of total revenues for the three and six-month periods ended January 31, 2002 and 2003.

17.

	Three months ended January 31,				Six months Ended January 31,
	2002		2003		2002		2003
	(Unaudited)
	$	%	$	%	$	%	$	%
Operating revenues
Services
Carrier services	$11,051	81%	$1,096	43%	$20,027	80%	$6,506	66%
Network services	612	5%	122	5%	1,276	5%	332	3%
Retail services	1,932	14%	1,347	52%	3,657	15%	2,991	31%

Total operating revenues	13,595	100%	2,565	100%	24,960	100%	9,829	100%

Cost of services	11,191	82%	1,798	70%	20,289	81%	7,783	79%

Gross Margin	2,404	18%	767	30%	4,671	19%	2,046	21%

Selling, general and administrative
Expense	3,083	23%	3,001	117%	5,925	24%	5,704	58%

Impairment loss	-	0%	0	0%	-	0%	88	1%

Bad debt expense	65	0%	0	0%	65	0%	13	0%

Depreciation and amortization	1,021	8%	526	20%	2,005	8%	1,321	13%

Operating loss	(1,765)	-13%	(2,760)	-108%	(3,323)	-13%	5,080)	-52%

Other income (expense), net	(594)	-4%	(608)	-24%	(1,136)	-5%	(1,191)	-12%

Net loss from continuing operations before income tax expense
	(2,359)	-17%	(3,368)	-131%	(4,459)	-18%	(6,271)	-64%

Income tax expense	(28)	0%	(25)	-1%	(55)	0%	(50)	-1%

Net loss from continuing operations	(2,387)	-18%	(3,393)	-132%	(4,515)	-18%	(6,321)	-64%

Income from discontinued
Operations	24	0%	-	0%	24	0%	-	0%

Net loss	(2,363)	-17%	(3,393)	-132%	(4,491)	-18%	(6,321)	-64%

Less: preferred stock dividends	(132)	-1%	(91)	-4%	(277)	-1%	(187)	-2%

Net loss to common shareholders	($2,496)	-18%	($3,484)	-136%	($4,768)	-19%	($6,508)	-66%

18.

THREE MONTHS ENDED January 31, 2003 Compared to Three Months ended January 31, 2002

Operating Revenues.  Consolidated operating revenues decreased 81% between periods from $13.6 million for the quarter ended January 31, 2002 to $2.6 million for the quarter ended January 31, 2003.

Carrier services revenues decreased approximately $10.0 million, or 90% from the quarter ended January 2002 to the quarter ended January 2003. As the telecom sector has continued to suffer financially and operationally more and more of our carriers require substantial deposits and/or prepayments. As a result, during the quarter ended January 31, 2003 the company was not able to meet these cash requirements by our vendors and in December 2002 the company idled its network and was not able to restart it during the quarter.

Network services revenues continued to decline from the previous period due to a continued loss of customers. The decline from the previous year’s quarter was approximately 80% or $490,000. Currently, due to our current financial condition, we do not have any network services customers, however we currently provide network management services to Latin Group Ventures L.L.C, the current owners of ATSI de Mexico S.A de C.V. Under the agreement we manage one of their network services customers. This management agreement initiated on July 1, 2003 and we will generate approximately $6,439 per month in net margin profit for the next twelve months.

Retail services revenues decreased approximately $585,000, or 30% from the quarter ended January 2002 to the quarter ended January 2003. During the quarter we continued to close down those communication centers that were no longer cost efficient. The total number of communication centers decreased from 136 during the quarter ended January 31, 2002 to 107 during the quarter ended January 31, 2003. Additionally, as stated in Note 8, the bankruptcy trustee sold the communications centers as part of the liquidation process. As a result, in the near future management does not expect any revenues to be generated from this business source.

Cost of Services.  The consolidated cost of services decreased by $9.4 million, or 84% from the quarter ended January 2002 to the quarter ended January 2003.  The decrease in cost of services is a direct result of the decrease in Carrier services revenues.

            Selling, General and Administrative (SG&A) Expenses.  SG&A expenses decreased approximately $82,000, or 3% between periods. During the quarter ended January 31, 2003 we recognized $1.0 million in professional fees related to the lawsuit in the United States District Court for the Southern District of New York against Rose Glen Capital, The Shaar Fund, and others for stock fraud and manipulation, as well as violations of SEC Section 10(b) and Rule 10b-5.

Depreciation and Amortization.  Depreciation and amortization decreased by approximately 49% or $495,000 between periods. The decline is related to the adoption of SFAS 142 as of August 1, 2002. As a result, there was no amortization of goodwill during the second quarter of fiscal 2003. Additionally, many of our equipment had been fully depreciated.

Operating Loss.  The Company’s operating loss increased approximately $995,000 or 56% from the quarter ended January 2002 to the quarter ended January 2003. The increase is primarily due to the recognition of $1.0 million in professional fees, as described in the SG&A section of this report. And the decrease in carrier services revenue during the six-months ended January 31, 2003.

19.

            Other Income (expense).  Other expense increased approximately $14,000 between quarters from $594,000 to $608,000.

            Preferred Stock Dividends.  During the quarter ended January 2003, we recorded approximately $91,000 of non-cash dividends related to our cumulative convertible preferred stock.  This compares favorably to the approximately $132,000 of non-cash dividends recognized during the quarter ended January 2002.

            Net loss to Common Stockholders.  The net loss for the quarter ended January 2003 increased to $3.5 million from $2.5 million for the quarter ended January 2002.  The increase in net loss was due primarily to the recognition during the second quarter of $1.0 million in professional fees related the lawsuit against Rose Glen Capital, The Shaar Fund, and others for stock fraud and manipulation. Additionally, during the quarter ended January 31, 2003 we had significant decrease in carrier services revenue.

SIX MONTHS ENDED January 31, 2003 Compared to Six Months ended January 31, 2002

Operating Revenues.  Consolidated operating revenues decreased 61% between periods from $24.9 million for the six-months ended January 31, 2002 to $9.8 million for the six-months ended January 31, 2003.

Carrier services revenues decreased approximately $13.5 million, or 68% from the six-months ended January 31, 2002 to the six-months ended January 31, 2003. As the telecom sector has continued to suffer financially and operationally more and more of our carriers require substantial deposits and/or prepayments. As a result during the quarter ended January 31, 2003 the company was not able to meet these cash requirements by our vendors and in December 31, 2002 the company idled its network and was not able to restart it during the quarter.

Network services revenues decreased approximately 74% or $944,000 from the six-months ended January 31, 2002 to the six-months ended January 31, 2003. The decrease can be attributed to the continued loss of our customer base. Currently, due to our current financial condition, we do not have any network services customers, however we currently provide network management services to Latin Group Ventures L.L.C, the current owners of ATSI de Mexico S.A de C.V. Under the agreement we manage one of their network services customers. This management agreement initiated on July 1, 2003 and we will generate approximately $6,439 per month in net margin profit for the next twelve months.

Retail services revenues decreased approximately $666,000, or 18% from the six-months ended January 31, 2002 to the six-months ended January 31, 2003. During the fist half of fiscal year 2003, we continued to close down those communication centers that were no longer cost efficient. The total number of communication centers decreased from 136 during the period ended January 31, 2002 to 107 during the period ended January 31, 2003. Additionally, as stated in Note 8, the bankruptcy trustee sold the communications centers as part of the liquidation process. As a result, in the near future management does not expect any revenues to be generated from this business source.

Cost of Services.  The consolidated cost of services decreased by $12.5 million, or 62% from the six-months ended January 31, 2002 to the six-months ended January 31, 2003. The decrease in cost of services is due, primarily, to the decrease in Carrier services revenues.

20.

            Selling, General and Administrative (SG&A) Expenses.  SG&A expenses decreased approximately $221,000, or 4% between periods. During the six-months ended January 31, 2003 we recognized $1.0 million in professional fees related to the lawsuit in the United States District Court for the Southern District of New York against Rose Glen Capital, The Shaar Fund, and others for stock fraud and manipulation, as well as violations of SEC Section 10(b) and Rule 10b-5.

Impairment loss.  During the six-months ended January 31, 2003, we recorded approximately $89,000 related the impairment of goodwill associated with an acquisition made by ATSI Mexico during fiscal 2002.  No impairment loss was recorded during the six-months ended January 31, 2002.

Depreciation and Amortization.  Depreciation and amortization decreased by approximately 34% or $684,000 between periods. The decline is related to the adoption of SFAS 142 as of August 1, 2002. As a result, there was no amortization of goodwill during the second quarter of fiscal 2003. Additionally, many of our equipment had been fully depreciated.

Operating Loss.  The Company’s operating loss increased approximately $1.76 million or 53% from the six-months ended January 31, 2002 to the six-months ended January 31, 2003. The increase is primarily due to the recognition of $1.0 million in professional fees, as described in the SG&A section of this report. And the decrease in carrier services revenue during the six-months ended January 31, 2003.

            Other Income (expense).  Other expense increased approximately $65,000 between periods from $1.13 million to $1.19 million.

            Preferred Stock Dividends.  During the six-months ended January 31, 2003, we recorded approximately $187,000 of non-cash dividends related to our cumulative convertible preferred stock.  This compares favorably to the approximately $277,000 of non-cash dividends recognized during the six-months ended January 31, 2002.

            Net loss to Common Stockholders.  The net loss for the six-months ended January 31, 2003 increased to $6.5 million from $4.8 million for the six-months ended January 31, 2002.  The increase in net loss was due primarily to the recognition of $1.0 million in professional fees related the lawsuit against Rose Glen Capital, The Shaar Fund, and others for stock fraud and manipulation. And the decrease in Carrier services revenues during the period.

Liquidity and Capital Resources

            During the six-months ended January 31, 2003, we generated positive cash from operations of approximately $864,000.  The Company generated this positive cash flow from operations primarily by working with customers to shorten the cash conversion of receivables and delaying payments to vendors or negotiating favorable payment terms.

During the six-months ended January 31, 2003, the Company acquired approximately $289,000 in equipment. Additional cash outflows included the payment of approximately $87,000 towards our capital lease obligations.

            Overall, the Company’s net operating, investing and financing activities during the six-months ended January 31, 2003 provided approximately $439,000 in cash. The Company’s working capital deficit at January 31, 2003 was approximately $17.3 million. This represents an increase of approximately $4.1 million from our working capital deficit at July 31, 2002.

In May 2002, the Company announced that it had renegotiated its capital lease agreement with IBM. The agreement calls for forty-two payments commencing July 31, 2002, consisting of six payments of $50,000 and thirty-six payments of $75,000.  As of the date of this filing, we have made one payment totaling $50,000. As we continue to be in default of the agreement as of January 31, 2003, the entire principal balance of  $2.3 million is reflected in current liabilities. As of the date of this filing, the appointed trustee under Chapter 7 is managing the relationship with the creditor.

21.

In May 2002, the Company entered into a Forbearance Agreement with NTFC Capital Corporation related to its capital lease facility. In exchange for a payment of approximately $500,000 NTFC agreed to release GlobalSCAPE, Inc. as a co-borrower under the facility. Additionally, NTFC agreed to waive the default of covenants until the earliest of 1) July 31, 2002, 2) a default by the Company under the Forbearance Agreement, 3) any other default under the facility by the Company or 4) the date an amended agreement is executed.  While both parties agreed to make their best efforts to negotiate the terms of an amended agreement, as of the date of this filing an agreement was not reached.  At January 31, 2003, we have classified the entire capital lease obligation, of approximately $812,000, in current liabilities. As of the date of this filing, the appointed trustee under Chapter 7 is managing this relationship with the creditor.

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

As we recently announced, the company entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. (“Telemarketing’) whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. (“ATISCOM”). The agreement provides that there will be an initial payment of $194,000  plus payment of approximately $200,000 of ATSICOM’S  liabilities and the remaining purchase price of $747,000 will be paid as follows:

22.

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

23.

Foreign Currency Exchange Risk

During the quarter ended January 31, 2003, we face two distinct risks related to foreign currency exchange risk; transaction risk and translation risk.

As previously discussed under the caption “Inflation”, we face risks related to certain of our revenue streams, namely, retail services from the Mexican communication centers and payphones and the transacting of business in pesos as opposed to U.S. dollars. Historically, we have been able to minimize foreign currency exchange risk by converting from pesos to U.S. dollars quickly and by maintaining minimal cash balances denominated in pesos.  We anticipate that in the future this risk will be minimize, since ATSI Delaware does no longer owns and operates the communication centers, these centers were sold by the trustee as part of the liquidation under the Chapter 7.

ITEM 3. CONTROLS AND PROCEDURES

(A)            Evaluation Of Disclosure Controls and procedures. As of January 31, 2003, our Chief Executive Officer and its Corporate Controller carried out an evaluation of ATSI’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) and concluded that the controls and procedures are effective in recording, processing, summarizing and reporting the information required to be disclosed by ATSI Communications, Inc. in the reports if files with the SEC under the Exchange Act within the time periods specified in the SEC’s rules and forms.

(B)            Changes In internal Controls. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

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

24.

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

25.

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

26.

Exhibit 31.1

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

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of January 31, 2003

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

27.

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

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of January 31, 2003 and

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

28.

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. ss. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ATSI Communications, Inc. on Form 10-QSB for the period ending January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Arthur L. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C, ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1)                 the Report complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2)                 the information in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By /s/ Arthur L. Smith

Arthur L. Smith

Chief Executive Officer

September 3, 2003

29.

Exhibit 32.2

CERTIFICATION OF CORPORATE CONTROLLER

PURSUANT TO 18 U.S.C. ss. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ATSI Communications, Inc. on Form 10-QSB for the period ending January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Antonio Estrada, Corporate Controller of the Company, certify, pursuant to 18 U.S.C, ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1)         the Report complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2)         the information in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By /s/ Antonio Estrada

Antonio Estrada

Corporate Controller

September 3, 2003

30.