Form 10QSB
period 2003-04-30
ATSI COMMUNICATIONS INC/DE
filed 2003-09-04
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes_    No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X

The number of shares outstanding of the registrant’s common stock at September 4, 2003 was 103,638,690

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED APRIL 30, 2003 INDEX
Part I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)...................................................................................................
Consolidated Balance Sheets as of July 31, 2002 and April 30, 2003............................................	3
Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2002 and 2003...........................................................................................................................	4
Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended April 30, 2002 and 2003..............................................................................................................	5
Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2002 and 2003.....................................................................................................................................	6
Notes to Consolidated Financial Statements..................................................................................	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations....................................................................................................................	15

Item 3. Control and procedures.................................................................................................................	24

Part II. OTHER INFORMATION.......................................................................................................	24

Item 5. Other Information..........................................................................................................................	24

Item 6. Exhibits and Reports on Form 8-K................................................................................................	25

PART I FINANCIAL INFORMATION Item 1. Financial Statements ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share information)

	July 31,	April 30,
	2002	2003
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$27	$381
Accounts receivable, net of allowance of $198 and $189, respectively	1,082	134
Inventory	59	29
Prepaid & Other current assets	634	500
Total current assets	1,802	1,044

PROPERTY AND EQUIPMENT	19,901	19,079
Less - Accumulated depreciation and amortization	(14,785)	(15,532)
Net property and equipment	5,116	3,547

OTHER ASSETS, net
Goodwill, net	1,393	1,300
Concession License, net	2,000	1,944
Other	146	102
Total assets	$10,457	$7,937

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	7,523	11,097
Accrued liabilities	2,657	4,125
Note payable	1,473	1,470
Current portion of obligations under capital leases	3,207	2,810
Deferred revenue	111	-
Total current liabilities	14,971	19,502

LONG-TERM LIABILITIES:
Obligations under capital leases, less current portion	67	-
Advance Payables	275	275
Other	75	-
Total long-term liabilities	417	275

COMMITMENTS AND CONTINGENCIES	-	-

REDEEMABLE PREFERRED STOCK:
Series D Cumulative Preferred Stock, 3000 shares authorized, 742 shares issued and
outstanding.	765	798
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,455 shares issued and
outstanding.	1,415	1,192

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 4,370 shares
issued and outstanding.	-	-
Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized, 8,510 shares
issued and outstanding.	-	-
Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized, 6,500 shares
issued and outstanding.	-	-
Common stock, $0.001, 200,000,000 shares authorized, 94,790,855 issued and outstanding at
July 31, 2002, 103,638,690 issued and outstanding at April 30, 2003	95	104
Additional paid in capital	59,891	60,176
Accumulated deficit	(67,493)	(75,174)
Warrants Outstanding	1,031	1,031
Other Comprehensive Loss	(636)	33
Total stockholders' deficit	(7,112)	(13,830)

Total liabilities and stockholders' deficit	$10,457	$7,937

The accompanying notes are an integral part of these consolidated financial statements.

3.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2002	2003	2002	2003
OPERATING REVENUES:
Services
Carrier services	$10,758	$0	$30,784	$6,506
Network services	510	70	1,787	402
Retail Services	1,983	1,147	5,640	4,138

Total operating revenues	13,251	1,217	38,211	11,046

OPERATING EXPENSES:
Cost of services	11,314	696	31,602	8,479
Selling, general and administration	2,994	1,082	8,919	6,786
Impairment expense	-	-	-	88
Bad debt expense	8	93	72	106
Depreciation and Amortization	1,067	401	3,073	1,721

Total operating expenses	15,383	2,272	43,666	17,180

OPERATING LOSS	(2,132)	(1,055)	(5,455)	(6,134)

OTHER INCOME (EXPENSE):
Other income (expense), net	(101)	(2)	(154)	(708)
Interest expense	(514)	(280)	(1,597)	(766)

Total other income (expense)	(615)	(282)	(1,751)	(1,474)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX	(2,747)	(1,337)	(7,206)	(7,608)

INCOME TAX BENEFIT (EXPENSE)	918	(24)	862	(74)

NET LOSS FROM CONTINUING
OPERATIONS	(1,829)	(1,361)	(6,344)	(7,682)

NET LOSS FROM DISCONTINUED
OPERATIONS	(561)	-	(537)	-

NET LOSS	(2,390)	(1,361)	(6,881)	(7,682)

LESS: PREFERRED DIVIDENDS	(96)	(91)	(373)	(277)

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS	($2,486)	($1,452)	(7,254)	($7,959)

BASIC AND DILUTED LOSS PER SHARE	($0.03)	($0.01)	($0.09)	($0.08)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	91,486	103,639	84,271	101,136

The accompanying notes are an integral part of these consolidated financial statements.

4.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2002	2003	2002	2003
Net loss to common stockholders

Other comprehensive loss, net of tax:	($2,486)	($1,452)	($7,255)	($7,959)

Foreign currency translation adjustment	30	(134)	(14)	669

Comprehensive loss to common stockholders	($2,456)	($1,586)	($7,269)	($7,290)

The accompanying notes are an integral part of these consolidated financial statements.

5.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended April 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($6,881)	($7,682)
Adjustments to reconcile net income to net cash used in
operating activities-
Impairment loss	-	88
Depreciation and amortization	3,494	1,721
Loss on disposal of property & equipment	-	33
Deferred compensation	12	-
Minority Interest	(242)	-
Foreign currency loss	-	656
Provision for losses on accounts receivable	106	106
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(140)	783
Decrease in prepaid expenses and other	210	440
Increase in accounts payable	3,774	3,355
Increase in accrued liabilities	1,284	1,459
Increase (Decrease) in deferred revenue	43	(108)
Net cash provided by operating activities	1,660	851

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(854)	(328)
Net cash used in investing activities	(854)	(328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	11	25
Payments on debt	(65)	-
Capital Lease payments	(510)	(87)
Payment of expenses related to the issuance of preferred stock	(20)	(12)
Proceeds from issuance of common stock, net
of issuance costs	180	(95)
Net cash used in financing activities	(404)	(169)

NET INCREASE (DECREASE) IN CASH	402	354

CASH AND CASH EQUIVALENTS, beginning of period	103	27

TOTAL CASH AND CASH EQUIVALENTS	505	381

CASH AND CASH EQUIVALENTS- Allocated to discontinued operations	(359)	-

CASH AND CASH EQUIVALENTS, end of period	$146	$381

The accompanying notes are an integral part of these consolidated financial statements.

6.

ATSI COMMUNICATIONS, INC.

AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the following subsidiaries: ATSI-Delaware, ATSI-Canada, ATSI‑Texas, ATSI‑Mexico, ATSI-COM, Computel, ATSI de CentroAmerica, TeleSpan and Sinfra have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements,” and accordingly do not include all information and footnotes required under accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries (“ATSI” or “the Company”) as of July 31, 2002 and April 30, 2003, the results of their operations for the three and nine months ended April 30, 2002 and 2003, comprehensive loss for the three and nine months ended April 30, 2002 and 2003, and cash flows for the three and nine months ended April 30, 2002 and 2003.  All adjustments are of a normal recurring nature.  All significant intercompany balances and transactions have been eliminated in consolidation.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 2002 included in the Company’s annual report on Form 10-K filed with the SEC on February 3, 2003.  Certain prior period amounts have been reclassified for comparative purposes.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under the recognition and measurement principals of APB Opinion No 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123, “Accounting for Stock-based Compensation”. In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No.25, “ Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations in accounting for its stock option plans. In accordance with APB Opinion. 25, no compensation cost for these plans been determined.  Based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company’s net earnings would have been changed by the following:

7.

STOCK -BASED COMPENSATION
(In thousands, except per share amounts)
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2002	2003	2002	2003

Net loss applicable to common
stockholders	(2,486)	(1,452)	(7,254)	(7,959)

Add: Stock-based employee
compensation expense included in
reported net income, net of related
tax effects	-	-	-	-

Deduct: Total stock based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	-	(2)	(794)	(313)

Pro forma net loss	(2,486)	(1,454)	(8,048)	(8,272)

Earnings per share

Basis - as reported	$ (0.03)	$ (0.01)	$ (0.09)	$ (0.08)

Basis - pro forma	$ (0.03)	$ (0.01)	$ (0.10)	$ (0.08)

3. BASIC AND DILUTED LOSS PER SHARE

Basic earnings or loss per share is calculated using the weighted average number of common shares outstanding during each period reported.  The computation of diluted earnings or loss per share is based on the weighted average number of shares outstanding during the year plus common stock equivalents that would result from the conversion of convertible debt or equity securities into common stock and stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  If the effect on earnings or loss per share resulting from the common stock equivalents is antidilutive, such common stock equivalents are excluded from the calculation.  Preferred stock convertible into 42,990,537 and 11,377,000 shares of common stock, were outstanding as of April 30, 2003 and 2002, respectively. Additionally, options and warrants to purchase 24,000 shares of common stock, were outstanding as of April 30, 2002, none were outstanding as of April 30, 2003. For the periods ended April 30, 2003 and 2002 these common stock equivalents were excluded from the computation of diluted loss per share because their effect was antidilutive.

4. SOURCES OF REVENUE, DIRECT COST AND REVENUE RECOGNITION

Sources of revenue:

            Carrier Services:  We provide termination services to U.S and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico. Typically these telecommunications companies offer its services to the public for local and international long distance services. Additionally, in December 31, 2002, we were forced to idle our carrier network capacity and have therefore been unable to generate revenue from carrier services since that date.  As also disclosed below in Management’s Discussion and Analysis, we believe that our agreement with Telemarketing de Mexico, S.A. de C.V. and Dialmex, LLC will allow us to recommence providing carrier services.

Network Services:  We offer private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers multiple international offices and branches. As disclosed in Management’s Discussion and Analysis, due to our current financial condition, we do not have any network services customers, however we currently provide network management services to Latin Group Ventures L.L.C, the current owners of ATSI de Mexico S.A de C.V. Under the agreement we manage one of their network services customers. This management agreement initiated on July 1, 2003 and we will generate approximately $6,500 per month in management fees for the next twelve months.

8.

Retail Services:  The retail services consisted of communication centers and public pay telephones. The communication centers or call centers consist of retail centers strategically located in Mexico to serve the travelers and the large Mexican population who typically do not have personal or home telephone. At these communication centers we previously offered local, domestic and international long distance and enhanced services, such as prepaid calling cards and Internet services. As disclosed in Note 9, as of July 2, 2003, we do not own or operate the communications centers.  Thus, in the near future, management does not expect any revenue to be generated from this source.

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

Retail Services: Under the retail services, the company incurred, fixed cost, local and long distance cost. The fixed cost / rent is the cost charged by the local exchange carrier for the access to the phone lines, the cost is based on the number of telephone lines at each of the communication centers. The local and long distance cost is based on the per minute basis charged by the carrier / vendor to transport the telephone calls between the destinations points. The rates per minute varied based on the location of the telephone call. As disclosed in Note 9, as of July 2, 2003, we do not own or operate the communications centers.

Revenue recognition:

            We recognize revenue from our carrier services and network services when services commences for commencement fees and monthly thereafter as services are provided based on the volume of minutes and calls transported during the month. For the retail services we recognized revenue at the point of sale when the services were provided and rendered.

5. GOING CONCERN

The Company has incurred substantial cumulative net losses, working capital deficits, and negative cash flows since the Company’s inception. The auditor’s opinion on the consolidated financial statements as of July 31, 2002, calls attention to substantial doubt about the Company’s ability to continue as a going concern. For the period from December 17, 1993 to April 30, 2003, the Company has incurred cumulative net losses of approximately $75.2 million.  Further, the Company has a working capital deficit of approximately $18.5 million at April 30, 2003.  We have limited capital resources available to us, and these resources may not be available to support our ongoing operations until such time as we are able to continuously generate positive cash flows from operations.  There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, goodwill and other intangible assets.  These matters raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

9.

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

6. FUTURE OPERATIONS

While overall demand for carrier termination services remains high, the uncertainty in the telecom sector, our limited resources and the payment requirements of most of our carriers have led to reduced terminating capacity and correspondingly, reduced revenues during the first quarter of fiscal 2003. As a result, we have focused our efforts on maximizing our gross margins by carrying the most profitable minutes possible and reducing our direct costs. Where possible we have worked to reduce our SG&A costs.  Subsequent to the end of the quarter we have made a number of decisions to further conserve our limited resources including terminating approximately 25 employees in our corporate office and the constricting and ultimately, idling of our carrier network capacity in December 31, 2002. Additionally, two of our operating subsidiaries, ATSI-Texas and TeleSpan, Inc. filed for reorganization protection under Chapter 11 of the U.S Bankruptcy Code, on February 4, 2003 and February 18, 2003, respectively. Additionally, the court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the case to a Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations.

             On May 22, 2003 we entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. (“Telemarketing’) whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. (“ATSICOM”). The agreement provides that there will be an initial payment of $194,000  plus payment of approximately $200,000 of ATSICOM’S  liabilities and the remaining purchase price of $747,000 will be paid as follows:

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

10.

7. DISCONTINUED OPERATIONS

On June 12, 2002 we discontinued our e-commerce operations through the sale of our majority-owned subsidiary, GlobalSCAPE, Inc. for approximately $2.25 million.

Income statement presentation for the nine months ended April 30, 2002 reflects the elimination of  e-commerce revenues and the expenses of GlobalSCAPE as follows: (in thousands).

For the Nine months ended April 30,2002
E-commerce revenues	$3,809
Costs and expenses	$3,598
Net income before taxes & minority interest	$211
Net loss before minority interest	($736)
Net loss	($537)

8. SEGMENT REPORTING

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

During the quarter ended April 2003 and 2002, U.S. Telco generated net losses as a percentage of total consolidated net losses to common shareholders of approximately 50% and 27%, respectively. Additionally, U.S. Telco’s total assets for the same period as a percentage of total consolidated assets were 47% and 41%, respectively. Mexico Telco net losses for the quarter ended April 2003 and 2002 as a percentage of total consolidated net losses to common shareholders were 26% and 68%, respectively. And Mexico Telco total assets as a percentage of total consolidated assets were 50% and 59%, respectively.

11.

In Thousands
	For the three months ended		For the nine months ended
	April 30,	April 30,	April 30,	April 30,
	2002	2003	2002	2003
U.S. Telco
External revenues	$11,113	$3	$32,093	$6,702
Intercompany revenues	$790	$0	$1,089	$330
Total revenues	$11,903	$3	$33,182	$7,032

Operating loss	($1,436)	($518)	($3,088)	($4,080)

Net loss to common shareholders	($529)	($694)	($2,302)	($4,686)

Total assets	$7,802	$3,975	$7,802	$3,975

Mexico Telco
External revenues	$2,138	$1,214	$6,118	$4,344
Intercompany revenues	$533	$447	$1,473	$1,408
Total revenues	$2,671	$1,661	$7,591	$5,752

Operating loss	($696)	($293)	($2,367)	($1,764)

Net loss to common shareholders	($1,300)	($371)	($3,999)	($2,653)

Total assets	$11,183	$3,947	$11,183	$3,947

Other
External revenues	-	-	-	-
Intercompany revenues	($1,323)	($447)	($2,562)	($1,738)
Total revenues	($1,323)	($447)	($2,562)	($1,738)

Operating loss	$0	($244)	$0	($290)

Net loss to common shareholders	($96)	($387)	($416)	($620)

Total assets	$58	$15	$58	$15

Total
External revenues	$13,251	$1,217	$38,211	$11,046
Intercompany revenues	-	-	-	-
Total revenues	$13,251	$1,217	$38,211	$11,046

Depreciation and Amortization	($1,067)	($401)	($3,073)	($1,721)

Operating loss	($2,132)	($1,055)	($5,455)	($6,134)

Net loss (Excluding discontinued
Operations)	(1,829)	(1,361)	(6,344)	(7,682)

Net loss to common shareholders
(Excluding discontinued operations)	($1,925)	($1,452)	($6,717)	($7,959)

Total assets	$19,043	$7,937	$19,043	$7,937

12.

9. SUBSEQUENT EVENTS

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

            Additionally, on July 02, 2003, the U.S. Bankruptcy Court approved the sale of ATSI-Mexico and SINFRA’s shares of stock to Latin Group Ventures, L.L.C. Under the purchase agreement Latin Group acquired all the communication centers and assumed all related liabilities. Additionally, under the agreement, “LGV” acquired the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License owned by SINFRA. The Chapter 7 Bankruptcy Trustee received all the proceeds from the sale of these entities.

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the FASB issued SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”, amending FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.  SFAS 148 provides two additional alternative transition methods for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements.  SFAS 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted.  The adoption of SFAS 148 required additional disclosure in the Company’s interim consolidated financial statements. See Note 2 for application of SFAS 123.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of August 1, 2003. Management anticipates that the adoption of SFAS No. 150 will not have a material impact on the Company’s consolidated financial statements.

14.

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

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and nine months ended April 30, 2002 and 2003.  It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in the annual report on Form 10-K filed with the SEC on February 3, 2003.

Sources of revenue and direct cost

Sources of revenue:

            Carrier Services:  We provide termination services to U.S and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico. Typically these telecommunications companies offer its services to the public for local and international long distance services. Additionally, in December 31, 2002, we were forced to idle our carrier network capacity and have therefore been unable to generate revenue from carrier services since that date.  As also disclosed below, we believe that our agreement with Telemarketing de Mexico, S.A. de C.V. and Dialmex, LLC will allow us to recommence providing carrier services.

Network Services:  We offer private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers multiple international offices and branches. As disclosed below, due to our current financial condition, we do not have any network services customers, however we currently provide network management services to Latin Group Ventures L.L.C, the current owners of ATSI de Mexico S.A de C.V. Under the agreement we manage one of their network services customers. This management agreement initiated on July 1, 2003 and we will generate approximately $6,500 per month in management fees for the next twelve months.

Retail Services:  The retail services consisted of communication centers and public pay telephones. The communication centers or call centers consist of retail centers strategically located in Mexico to serve the travelers and the large Mexican population who typically do not have personal or home telephone. At these communication centers we previously offered local, domestic and international long distance and enhanced services, such as prepaid calling cards and Internet services. As disclosed in Note 9, as of July 2, 2003, we do not own or operate the communications centers.  Thus, in the near future, management does not expect any revenue to be generated from this source.

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

Retail Services: Under the retail services, the company incurred, fixed cost, local and long distance cost. The fixed cost / rent is the cost charged by the local exchange carrier for the access to the phone lines, the cost is based on the number of telephone lines at each of the communication centers. The local and long distance cost is based on the per minute basis charged by the carrier / vendor to transport the telephone calls between the destinations points. The rates per minute varied based on the location of the telephone call.  As disclosed in Note 9, as of July 2, 2003, we do not own or operate the communications centers

General

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

During the quarter management continued to pursue different venues for funding; unfortunately during the last several years the telecommunications industry has experienced a great deal of instability. As a result of not being able to raise the necessary capital to re-start our network, two of our subsidiaries, ATSI (Texas), Inc. and TeleSpan, Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. Additionally, the court ordered joint administration of both cases on April 9, 2003 and subsequently on May 14, 2003 the court converted the cases to a Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. These bankruptcies did not include the reporting entity.  As a result of the Chapter 7 bankruptcy of our two main operating subsidiaries combined with the termination of the majority of our US Telco employees and the idling of the carrier network capacity, our ability to generate any revenue from our historical revenue generation sources was severely limited.

16.

On May 22, 2003 we entered into a Share Purchase Agreement with Telemarketing De Mexico, S.A. de C.V. (“Telemarketing’) whereby we sold Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. De C.V. (“ATSICOM”). ATSICOM holds a 30-year long distance concession in Mexico.  The principal owners of Telemarketing are also the principal owners of Dialmex, LLC  (“Dialmex”) a U.S. based international telecommunications carrier. The agreement also provides that ATSI and Telemarketing will jointly enhance the VoIP network, which is currently operating under Dialmex, under this network we will primarily use the Internet to transport telephone calls. We believe that this will lower the network cost and allowed the companies to be more competitive and attract more customers.   Additionally, we will combine our respective interconnection agreements with the major carriers in Mexico to lower our termination cost and allow for more attractive cost structure. The sale to Telemarketing provides us with working capital while the agreement with Dialmex will provide us with access to a reliable and flexible state-of-the-art VoIP network without incurring the expense of operating such a network.  The agreements with Telemarketing and Dialmex have allowed the company to restart its carrier network services. And if the cash inflows from these services are sufficient to cover the operating expenses, management can pursue other venues of revenue, like increasing the network management services.

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

Our History of Operating Losses and Deficiencies in Cash Flow

We have incurred operating losses and deficiencies in operating cash flows in each year since our inception and expect our losses to continue through July 31, 2003. Our operating losses were $15,777,077, $9,717,287 and $11,545,493 for the years ending July 31, 2002, 2001 and 2000, respectively. We had an operating loss of  $1,360,549, for the quarter ended April 30, 2003 and $7,681,800 for the nine months ended April 30, 2003. Additionally we had a working capital deficit of  $18,458,286, at April 30, 2003.

17.

Results of Operations

The following table sets forth certain items included in the Company’s results of operations in dollar amounts and as a percentage of total revenues for the three and nine-month periods ended April 30, 2002 and 2003.

	Three months ended April 30,				Nine months ended April 30,
	2002		2003		2002		2003
	(Unaudited)
	$	%	$	%	$	%	$	%
Operating revenues
Services
Carrier services	$10,758	81%	$0	0%	$30,784	80%	$6,506	59%
Network services	510	4%	70	6%	1,787	5%	402	4%
Retail services	1,983	15%	1,147	94%	5,640	15%	4,138	37%

Total operating revenues	13,251	100%	1,217	100%	38,211	100%	11,046	100%

Cost of services	11,314	85%	696	57%	31,602	83%	8,479	77%

Gross Margin	1,937	15%	521	43%	6,609	17%	2,567	23%

Selling, general and
administrative expense	2,994	23%	1,082	89%	8,919	23%	6,786	61%

Impairment loss	-	0%	0	0%	-	0%	88	1%

Bad debt expense	8	0%	93	8%	72	0%	106	1%

Depreciation and amortization	1,067	8%	401	33%	3,073	8%	1,721	16%

Operating loss	(2,132)	-16%	(1,055)	-87%	(5,455)	-14%	(6,134)	-56%

Other income (expense), net	(615)	-5%	(282)	-23%	(1,751)	-5%	(1,473)	-13%

Net loss from continuing operations before income tax expense
	(2,747)	-21%	(1,337)	-110%	(7,206)	-19%	(7,608)	-69%

Income tax expense	918	7%	(24)	-2%	862	2%	(74)	-1%

Net loss from continuing operations	(1,829)	-14%	(1,361)	-112%	(6,344)	-17%	(7,682)	-70%

Income from discontinued operations	(561)	-4%	-	0%	(537)	-1%	-	0%

Net loss	(2,390)	-18%	(1,361)	-112%	(6,881)	-18%	(7,682)	-70%

Less: preferred stock dividends	(96)	-1%	(91)	-7%	(373)	-1%	(277)	-3%

Net loss to common shareholders	($2,486)	-19%	($1,452)	-119%	($7,254)	-19%	($7,959)	-72%

18.

THREE MONTHS ENDED April 30, 2003 Compared to Three Months ended April 30, 2002

Operating Revenues.  Consolidated operating revenues decreased 91% between periods from $13.3 million for the quarter ended April 30, 2002 to $1.2 million for the quarter ended April 30, 2003.

Carrier services revenues decreased approximately $10.8 million, or 100% from the quarter ended April 30, 2002 to the quarter ended April 30, 2003. As the telecom sector has continued to suffer financially and operationally more and more of our carriers require substantial deposits and/or prepayments. As a result in December 31, 2002, the Company idled its network and during the quarter ended April 30, 2003 we were not able to restart this line of business. As a result no carrier services revenue was generated during the quarter.

Network services revenues continued to decline from the previous period due to a continued loss of customers. The decline from the previous year’s quarter was approximately 86% or $440,000.  Due to our current financial condition, we do not have any network services customers, however we currently provide network management services to Latin Group Ventures L.L.C, the current owners of ATSI de Mexico S.A de C.V. Under the agreement we manage one of their network services customers. This management agreement initiated on July 1, 2003 and we will generate approximately $6,500 per month in management fees for the next twelve months.

Retail services revenues decreased approximately $836,000, or 42% from the quarter ended April 2002 to the quarter ended April 2003. During the quarter we continue to close down those communication centers that were no longer cost efficient. The total number of communication centers decrease from 133 during the quarter ended April 30, 2002 to 90 during the quarter ended April 30, 2003. As discussed in Note 9, as of July 02, 2003, we do not own or operate the communication centers. Thus, in the near future management does not expect any revenue to be generated from this source.

Cost of Services.  The consolidated cost of services decreased by $10.6 million, or 94% from the quarter ended April 2002 to the quarter ended April 2003.  The decrease in cost of services is a direct result of the decrease in Carrier services revenues, private network revenue and retail services revenue.

            Selling, General and Administrative (SG&A) Expenses.  SG&A expenses decreased approximately $1.9 million, or 64% between periods. The decrease can be attributed to the termination of most of the employees associated with the carrier services business unit and the network services business unit.

Depreciation and Amortization.  Depreciation and amortization decreased by approximately 62% or $666,000 between periods. The decline is related to the adoption of SFAS 142 as of August 1, 2002. As a result, there was no amortization of goodwill during the third quarter of fiscal 2003. Additionally, much of our equipment had been fully depreciated.

19.

Operating Loss.  The Company’s operating loss decreased approximately $1.1 million or 51% from the quarter ended April 2002 to the quarter ended April 2003. The decrease is primarily due to the ceasing of operations of the carriers services segment and the termination of the majority of the corporate employees during the quarter.

            Other Income (expense).  Other expense decreased approximately $333,000 between quarters from $615,000 to $282,000.

            Preferred Stock Dividends.  Is comparable between the quarters ended April 2003, and 2002 we recognized approximately $91,000 and $96,000, respectively.

     Net loss to Common Stockholders.  The net loss for the quarter ended April 2003 decreased to $1.5 million from $2.5 million for the quarter ended April 2002.  The decrease is primarily due to the ceasing of operations of the carriers services segment and the termination of the majority of the corporate employees during the quarter.

NINE MONTHS ENDED April 30, 2003 Compared to Nine Months ended April 30, 2002

Operating Revenues.  Consolidated operating revenues decreased 71% between periods from $38.2 million for the nine-months ended April 30, 2002 to $11 million for the nine-months ended April 30, 2003.

Carrier services revenues decreased approximately $24.3 million, or 79% from the nine-months ended April 30, 2002 to the nine-months ended April 30, 2003. As the telecom sector has continued to suffer financially and operationally more and more of our carriers require substantial deposits and/or prepayments. As a result in December 31, 2002, the Company idled its network and during the quarter ended April 30, 2003 we were not able to restart this line of business.

Network services revenues decreased approximately 78% or $1.4 million from the nine-months ended April 30, 2002 to the nine-months ended April 30, 2003. Due to our current financial condition, we do not have any network services customers, however we currently provide network management services to Latin Group Ventures L.L.C, the current owners of ATSI de Mexico S.A de C.V. Under the agreement we manage one of their network services customers. This management agreement initiated on July 1, 2003 and we will generate approximately $6,500 per month in management fees for the next twelve months.

Retail services revenues decreased approximately $1.5 million, or 27% from the nine-months ended April 30, 2002 to the nine-months ended April 30, 2003. During the fiscal year 2003, we continued to close down those communication centers that were no longer cost efficient. The total number of communication centers decrease from 133 during the period ended April 30, 2002 to 90 during the period ended April 30, 2003. As discussed in Note 9, as of July 02, 2003, we do not own or operate the communication centers. Thus, in the near future management does not expect any revenue to be generated from this source.

Cost of Services.  The consolidated cost of services decreased by $23.1 million, or 73% from the nine-months ended April 30, 2002 to the nine-months ended April 30, 2003. The decrease in cost of services is a direct result of the decrease in Carrier services revenues, private network revenue and retail services revenue.

20.

            Selling, General and Administrative (SG&A) Expenses.  SG&A expenses decreased approximately $2.1 million, or 24% between periods. The decrease can be attributed to the termination of most of the employees associated with the carrier services business unit and the network services business unit.

Impairment loss.  During the nine-months ended April 30, 2003, we recorded approximately $88,000 related the impairment of goodwill associated with an acquisition made by ATSI Mexico during fiscal 2002.  No impairment loss was recorded during the nine-months ended April 30, 2002.

Depreciation and Amortization.  Depreciation and amortization decreased by approximately 44% or $1.4 million between periods. The decline is related to the adoption of SFAS 142 as of August 1, 2002. As a result, there was no amortization of goodwill during the second and third quarters of fiscal 2003. Additionally, much of our equipment had been fully depreciated.

Operating Loss.  The Company’s operating loss increased approximately $679,000 or 13% from the nine-months ended April 30, 2002 to the nine-months ended April 30, 2003. The increase is primarily due to the recognition of $1.0 million in professional fees during the second quarter of fiscal 2003, the professional fees were related to the lawsuit in the United States District Court for the Southern District of New York against Rose Glen Capital, The Shaar Fund, and others for stock fraud and manipulation, as well as violations of SEC Section 10(b) and Rule 10b-5.

            Other Income (expense).  Other expense decreased approximately $278,000 between periods from $1.8 million to $1.5 million.

            Preferred Stock Dividends.  During the nine-months ended April 30, 2003, we recorded approximately $277,000 of non-cash dividends related to our cumulative convertible preferred stock.  This compares favorably to the approximately $373,000 of non-cash dividends recognized during the nine-months ended April 30, 2002.

            Net loss to Common Stockholders.  The net loss for the nine-months ended April 30, 2003 increased to $8 million from $7.3 million for the nine-months ended April 30, 2002.  The increase in net loss was due primarily to the recognition of $1.0 million in professional fees related the lawsuit against Rose Glen Capital, The Shaar Fund, and others for stock fraud and manipulation. And the decrease in Carrier services revenues during the period.

Liquidity and Capital Resources

            During the nine-months ended April 30, 2003, we generated positive cash from operations of approximately $851,000.  The Company generated this positive cash flow from operations primarily by working with customers to shorten the cash conversion of receivables and delaying payments to vendors or negotiating favorable payment terms.

During the nine-months ended April 30, 2003, the Company acquired approximately $328,000 in equipment. Additional cash outflows included the payment of approximately $87,000 towards our capital lease obligations.

21.

            Overall, the Company’s net operating, investing and financing activities during the nine-months ended April 30, 2003 provided approximately $381,000 in cash. The Company’s working capital deficit at April 30, 2003 was approximately $18.5 million. This represents an increase of approximately $5.2 million from our working capital deficit at July 31, 2002.

In May 2002, the Company announced that it had renegotiated its capital lease agreement with IBM. The agreement calls for forty-two payments commencing July 31, 2002, consisting of six payments of $50,000 and thirty-six payments of $75,000.  As of the date of this filing, we have made one payment totaling $50,000. As we continue to be in default of the agreement as of April 30, 2003, the entire principal balance of  $2.3 million is reflected in current liabilities. As of the date of this filing, the appointed trustee under Chapter 7 is managing the relationship with the creditor.

In May 2002, the Company entered into a Forbearance Agreement with NTFC Capital Corporation related to its capital lease facility. In exchange for a payment of approximately $500,000 NTFC agreed to release GlobalSCAPE, Inc. as a co-borrower under the facility. Additionally, NTFC agreed to waive the default of covenants until the earliest of 1) July 31, 2002, 2) a default by the Company under the Forbearance Agreement, 3) any other default under the facility by the Company or 4) the date an amended agreement is executed.  While both parties agreed to make their best efforts to negotiate the terms of an amended agreement, as of the date of this filing an agreement was not reached.  At April 30, 2003, we have classified the entire capital lease obligation, of approximately $812,000, in current liabilities. As of the date of this filing, the appointed trustee under Chapter 7 is managing this relationship with the creditor.

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

22.

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

23.

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

Foreign Currency Exchange Risk

During the quarter ended April 30, 2003, we faced two distinct risks related to foreign currency exchange risk; transaction risk and translation risk.

As previously discussed under the caption “Inflation”, we face risks related to certain of our revenue streams, namely, retail services from the Mexican communication centers and payphones and the transacting of business in pesos as opposed to U.S. dollars. Historically, we have been able to minimize foreign currency exchange risk by converting from pesos to U.S. dollars quickly and by maintaining minimal cash balances denominated in pesos.  We anticipate that in the future this risk will be minimized, since ATSI Delaware no longer owns nor operates the communication centers.  These centers were sold by the trustee as part of the liquidation under the Chapter 7 as discussed in Note 9.

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

24.

Significant Change in Management

            On February 7, 2003 we announced that Stephen M. Wagner, President, Chief Executive Officer and Director had resigned to pursue other business opportunities. The Board of Directors appointed Raymond G. Romero to serve as Interim Chief Executive Officer. Additionally, Carlos Kauachi and Darrell Kirkland resigned as members of the Board of Directors; currently these board seats remained vacant.

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

25.

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

ATSI COMMUNICATIONS, INC.

(Registrant)

Date:    September 4, 2003                               By:                   /s/ Arthur L. Smith

Name:              Arthur L. Smith

Title:                 Chief Executive Officer

Date:    September 4, 2003                               By:                   /s/ Antonio Estrada

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

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of April 30, 2003; and

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

September 4, 2003

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

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of April  30, 2003; and

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

September 4, 2003

28.

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. ss. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ATSI Communications, Inc. on Form 10-QSB for the period ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Arthur L. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C, ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1)                the Report complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2)                the information in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By /s/ Arthur L. Smith

Arthur L. Smith

Chief Executive Officer

September 4, 2003

29.

Exhibit 32.2

CERTIFICATION OF CORPORATE CONTROLLER

PURSUANT TO 18 U.S.C. ss. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ATSI Communications, Inc. on Form 10-QSB for the period ending April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Antonio Estrada, Corporate Controller of the Company, certify, pursuant to 18 U.S.C, ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1)         the Report complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2)         the information in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By /s/ Antonio Estrada

Antonio Estrada

Corporate Controller

September 4, 2003

30.