Form 10-K
period 2003-07-31
ATSI COMMUNICATIONS INC/DE
filed 2003-11-13
CIK 1014052

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

================================================================================

(mark one)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended July 31, 2003

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

           Securities Registered Pursuant to Section 12(b) of the Act:
                    Common Stock, Par Value $0.001 Per Share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes No__

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes __ No _X_

         The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant at November 12, 2003, was approximately $1,977,000. There were 103,638,690 shares of Common Stock outstanding at November 12, 2003, and the closing sales price on our Common Stock was $0.02 on such date. Our Common Stock is an OTC security traded on the PINK.SHEETS under the symbol of ATSC.PK.

                                TABLE OF CONTENTS
                                                                                                          Page
                                                                                                          ----
                                     PART I
Item 1. Business.................................................................................           3
               Overview .........................................................................           3
            History .............................................................................           4
            Recent Developments..................................................................           5
            Services and Products................................................................           5
                  Carrier Services...............................................................           6
                  Network Services...............................................................           6
               Network...........................................................................           7
               Strategy and Competitive Conditions...............................................           7
               Licenses/Regulatory...............................................................           9
               Employees.........................................................................          10
               Additional Risk Factors...........................................................          10
Item 2.  Properties..............................................................................          19
Item 3.  Legal Proceedings.......................................................................          19
Item 4.  Submission of Matters to a Vote of Security Holders.....................................          20

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................          20
Item 6.  Selected Financial and Operating Data...................................................          21
Item 7.  Management's Discussion and Analysis of Financial Condition and
               Sources of revenue and direct cost ...............................................          22
               General ..........................................................................          23
               History of operating losses.......................................................          24
               Results of Operations.............................................................          25
               Liquidity and Capital Resources...................................................          30
               Market Risk.......................................................................          32
Item 8.  Financial Statements and Supplementary Data.............................................          33
Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosures..............................................................          70

                                    PART III

Item 10.  Directors and Officers of the Registrant...............................................          71
Item 11.  Executive Compensation.................................................................          74
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................          77
Item 13.  Certain Relationships and Related Transactions.........................................          78

                                     PART IV

Item 14.  Controls and Procedures................................................................          79
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................          80

                                     PART I.
                                     -------

ITEM I   BUSINESS

Overview

         We are a telecommunications provider, focusing on the carrier and network management services between the United States and Latin America. Our current operations involve services between the U.S. and Mexico. We provide carrier services to our customers utilizing VoIP gear, or Voice over Internet Protocol. We utilize this VoIP technology to transmit digital voice communication over the Internet and other leased data networks.

         We have had operating losses for almost every quarter since we began operations in 1994. Our operating losses from continuing operations were approximately $4,850,000, $8,259,000 and $5,780,000, for the years ending July 31, 2001, 2002 and 2003, respectively. Additionally we had a working capital deficit of approximately $17,796,000, at July 31, 2003. We have experienced difficulty in paying our vendors and lenders on time in the past, and as a result on December 31, 2002 our carrier network capacity was idled and 27 US employees were terminated. This means that we were not able to generate revenues from carrier services during the second half of the fiscal year ending July 31, 2003. Revenues from carrer services accounted for approximately 91% of our overall revenues in fiscal 2001, 95% in fiscal 2002 and 94% in fiscal 2003.

         During the fiscal year ending July 31, 2003 management continued to pursue different avenues for funding, through the issuance of debt or company stock. We were not successful during the year ended July 31, 2003 in raising the necessary capital to re-start our network, and as a result, two of our subsidiaries, ATSI (Texas), Inc. and TeleSpan, Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. Additionally, the court ordered joint administration of both cases on April 9, 2003 and subsequently on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. These bankruptcies did not include the reporting entity (the SEC registrant)(the Company). As a result of the Chapter 7 bankruptcy of our two main operating subsidiaries, combined with the termination of all our US employees and the idling of the carrier network capacity, our ability to generate any revenue from our historical revenue generation sources was severely limited.

         Due to the bankruptcies, recurring losses, as well as the negative cash flows generated from our operations and our substantial working capital deficit, the auditor's opinion on our financial statements as of July 31, 2003 calls attention to substantial doubts about our ability to continue as a going concern. This means that there is substantial doubt that we will be able to continue in business through the end of our next fiscal year, July 31, 2004. In order to remain a going concern, we intend to attract new customers and/or generate cash from debt or equity offerings. We cannot make any assurance that the Company will attain sufficient additional customers or funding to continue as a going concern. However, the Company's plan to remain a going concern is discussed in the following two paragraphs.

         We intend to generate new customers. Subsequent to the year-ended July 31, 2003 we have signed agreements with three new carrier customers from which we have generated revenues of approximately $36,000 during the first quarter of fiscal year 2004., In addition, the Company has signed agreements with two communications companies, Telemarketing de Mexico S.A de C.V. (Telemarketing) and Dialmex, LLC. ("Dialmex") Under the agreements with Telemarketing and Dialmex, we will have access to their VoIP network and their different underlying carriers. These agreements will provide us the capacity to terminate and transport through their network approximately 80 million minutes on a monthly basis. We believe that these agreements will create a lower cost structure that will enable us to offer lower prices and allow us to attract new customers.

         The agreements with Telemarketing and Dialmex are as follows. On May 22, 2003 we entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. ("Telemarketing') whereby we sold Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. ("ATSICOM"). ATSICOM holds a 30-year long distance concession in Mexico. The concession allows for the sale of voice and data services, long distance transport, and the operation of a telecommunications network in Mexico. The principal owners of Telemarketing are also the principal owners of Dialmex, LLC ("Dialmex") a U.S. based international telecommunications carrier. On May 22, 2003 we also signed an agreement with Dialmex and under the agreement with Dialmex we will be allowed to use Dialmex's VoIP network to transport and terminate voice and fax communications over the Internet. Our fees under the Dialmex agreement will be based on a per minute rate on the volume of minutes sent through their VoIP network. Telemarketing and ATSI will enhance the VoIP network by linking Dialmex's VoIP network with other carriers, which will enable us to reduce our transportation and termination costs, while simultaneously increasing and expanding destination points available to our customers. We believe that this lower network cost structure will allow the companies to be more competitive and attract more customers. Additionally, we will combine our respective interconnection agreements with the major carriers in Mexico to lower our termination costs and allow for a more attractive cost structure. The sale of 51% of our Mexican subsidiary to Telemarketing provides us with working capital while the agreement with Dialmex provides us with access to a reliable and flexible state-of-the-art VoIP network without incurring the expense of operating such a network. Due to the financial condition of the Company, there can be no assurance that the enhancements can be made or that the costs will be decreased. However, there can be no assurance that the Company will be successful in attracting new customers and remain a going concern. In addition, the Company is pursuing additional sources of equity and debt financing. However, there can be no assurance that such financing will become available or that it will be available on terms acceptable to the Company.

         On July 02, 2003, the U.S. Bankruptcy Court overseeing the Chapter 7 cases for ATSI Texas and TeleSpan, Inc. approved the sale of two Mexican subsidiaries owned by ATSI Texas and TeleSpan, Inc. As a result, ATSI de Mexico S.A de C.V. (ATSI-Mexico) and Servicios de Infraestructura S.A de C.V. (SINFRA) were sold to Latingroup Ventures, L.L.C. (LGV), a non-related party. Under the purchase agreement LGV acquired all the communication centers and assumed all related liabilities associated with ATSI-Mexico and SINFRA. Additionally, under the agreement, LGV acquired the Comercializadora License held by ATSI-Mexico and the Teleport and Satellite Network License held by SINFRA. The Chapter 7 Bankruptcy Trustee received all the proceeds from the sale of these entities. Due to the sale of ATSI-Mexico and SINFRA, the Mexico-Telco segment, consisting primarily of retail call center operations, has been discontinued and in the future we will not able to generate revenues from retail services offered at the communication centers.

         Our limited cash flow, historical losses from operations, the bankruptcies of our two main operating subsidiaries and sale of our retail services business have caused substantial barriers to growth and the continuation of our business strategy. Operationally, ATSI's strength lies in our interconnection agreements with carriers such as Telefonos de Mexico S.A de C.V. (Telmex) and Bestel S.A de C.V. and our 49% interest in ATSICOM, which owns a long distance concession license. Our interconnection agreements with these long-distance concessionaires provide us with nationwide network coverage at a competitive cost structure. Currently, Telmex owns and operates the only nationwide network in Mexico with more than 14.1 million phone lines in over 105,000 communities throughout Mexico. Bestel operates a fiber optic network that extends over 6,356 kilometers with points of presence in 19 Mexican metropolitan areas. Under these interconnection agreements the cost to the Company is based on a per minute rate and the volume of minutes transported through their respective networks. Additionally, we own 49% of a Mexican company, ATSI Comunicaciones, S.A. de C.V., that holds a 30 year concession, allowing for the sale of voice and data services, long distance transport, and the operation of a telecommunications network. Through interconnection agreements established by ATSI Comunicaciones, S.A de C.V. and our partnership with Dialmex, LLC, we are able to utilize the networks of third parties in Mexico, such as Alestra and Marcatel to build a reliable international network to support carrier-generated traffic between the U.S. and Mexico.

History

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

         Currently, our principal operating entity is:

         o ATSI Communications Inc., a Delaware corporation, which was formed in 1996 and is the owner of 49% of ATSI Comunicaciones S.A de C.V., a Mexican corporation, that holds a 30 year concession, allowing for the sale of voice and data services, long distance transport, and the operation of a telecommunications network.

Recent Developments

         During our fiscal year ending July 31, 2003, we announced that:

         o Effective January 31, 2003 Stephen M. Wagner resigned as President and Chief Executive Officer

         o On December 31, 2002 our carrier network capacity was idled and 27 US employees were terminated.

         o Two of our subsidiaries, ATSI (Texas), Inc. and TeleSpan, Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. Additionally, the court ordered joint administration of both cases on April 9, 2003 and subsequently on May 14, 2003 the court converted the cases to Chapter 7.

         o Effective April 30, 2003 J. Christopher Cuevas resigned as Interim CFO and on May 1, 2003 Raymond G. Romero resigned as Interim CEO. Additionally, we announced that Arthur L. Smith was appointed as CEO and Director and Antonio Estrada as the Corporate Controller.

         o On May 22, 2003 we entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. ("Telemarketing') whereby we sold Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. De C.V. ("ATSICOM").

         o On July 02, 2003, the U.S. Bankruptcy Court overseeing the Chapter 7 cases for ATSI Texas and TeleSpan, Inc. approved the sale of two of its Mexican subsidiaries, ATSI-Mexico and SINFRA's to Latingroup Ventures, L.L.C. (LGV), a non-related party. Under the purchase agreement, LGV acquired all the communication centers and assumed all related liabilities of ATSI-Mexico and SINFRA. Additionally, under the agreement, LGV acquired the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License owned by SINFRA. These entities were owned by our two subsidiaries ATSI (Texas) and TeleSpan, Inc. that filed for protection under Chapter 11 of the U.S. Bankruptcy Code in February 2003 and subsequently on May 14, 2003, were converted to Chapter 7 liquidation cases. Due to the bankruptcies and related sales of ATSI-Mexico and SINFRA we determined to discontinue the Mexico Telco operating segment, consisting primarily of retail call center operations.

Services and Products

         In the presentation of our historical financial results, we have divided our revenues into two categories: Carrier services and network services.

Carrier Services

         We provide termination services to U.S. and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico. Typically these telecommunications companies offer their services to the public for local and international long distance services. Revenues from this service accounted for approximately 91% of our overall revenues in fiscal 2001, 95% in fiscal 2002 and 94% in fiscal 2003. The percentage of our total volume of carrier services traffic sent by customers can fluctuate dramatically, on a quarterly, and sometimes, daily basis. Historically, a handful of customers have accounted for a majority of the total carrier services volume, although not necessarily the same customers. During fiscal year 2003, our agreements with customers were not for a specific period of time, but rather the customer was given a set rate for services and the customer would decide the volume of traffic it would send to us to terminate. Therefore on a month-to-month basis there was not a required volume commitment from them, so they were free to re-route their traffic away from us to a lower priced carrier.

         During the year ended July 31, 2003, as the telecommunications sector has continued to suffer financially and operationally, we have seen a trend towards more and more of our carriers requiring substantial deposits and / or prepayments. Required deposits and prepayments may total as much as 25% or $600,000, which represented the weekly average cost of services during fiscal year 2002. As a result, of the substantial deposits and prepayment requirements and our lack of liquidity, in December 2002, we were forced to idle our network and we were not able to restart our network during the fiscal year ending July 31, 2003. We did not generate any revenue from this source during the second half of the fiscal year ending July 31, 2003. Subsequent to year-end we have signed three new carrier customers and we have generated revenues of approximately $36,000 during the first quarter of fiscal year 2004. However, there can be no assurance that revenue will continue to be generated at this level from these customers.

         Going forward, the company will rely on the Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. to continue to increase the carrier services business. Under the agreement entered on May 22, 2003, Telemarketing acquired 51% of our Mexican Subsidiary, ATSI Comunicaciones, S.A. de C.V. ("ATSICOM"). The principal owners of Telemarketing are also the principal owners of Dialmex, LLC ("Dialmex") a U.S. based international telecommunications carrier. Under our agreement with Dialmex we will be allowed to use Dialmex's VoIP network primarily to transport and terminate voice and fax communications over the Internet. Additionally, under the agreement with Telemarketing we will enhance its network by linking Dialmex's VoIP network with other carriers allowing us to reduce our transportation and termination costs, while simultaneously increasing and expanding our destination points available to our customers. We believe that this lower network cost structure will allow the Company to be more competitive and attract more customers. Additionally, we will combine our respective interconnection agreements with the major carriers in Mexico, such as Telefonos de Mexico S.A de C.V. (Telmex) and Bestel S.A de C.V. As previously mentioned, our interconnection agreements with these long-distance concessionaires provide us with nationwide network coverage. Currently, Telmex owns and operates the only nationwide network in Mexico with more than 14.1 million phone lines in over 105,000 communities throughout Mexico. Bestel operates a fiber optic network that extends over 6,356 kilometers with points of presence in 19 Mexican metropolitan areas. In addition, the sale of 51% of ATSICOM to Telemarketing provides us with working capital while the agreement with Dialmex will provide us with access to a reliable and flexible state-of-the-art VoIP network without incurring the expense of operating such a network. Due to the financial condition of the Company, there can be no assurance that the enhancements can be made or that the costs will be decreased.

Network Services

         We offer private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers multiple international offices and branches. Currently we do not have any network services customers; however, we provide network management services to Latingroup Ventures L.L.C.(LGV), a non-related party. Under the agreement with LGV we will provide customer service, technical support and manage the collections process of their private network customers. This management agreement was initiated on July 1, 2003 and we will generate approximately $12,700 per month in management fees. This management agreement will terminate on June 30, 2004.

         Currently we compete with MCI and Americatel, as well as the former telecommunication monopolies in the Latin American countries in providing network services. Factors contributing to our competitiveness include reliability, network quality, speed of installation, and in some cases, geography, network size, and hauling capacity. We are at a competitive disadvantage with respect to larger carriers who are able to provide networks for corporations that encompass more countries in Latin America, as well as Europe, Asia and other parts of the globe. As a result of these disadvantages we do not expect a significant increase in revenue from this source in the near future.

Network

         As previously disclosed, we entered into an agreement with the principal owners of Telemarketing and principal owners of Dialmex, a U.S. based international telecommunications carrier. The objective of the agreement with Telemarketing, is that ATSI and Telemarketing will jointly enhance the VoIP network, which is currently operating under Dialmex. Under our agreement with Dialmex, we will use the VoIP network primarily to transport telephone calls and fax transmissions over the Internet. We believe that using the VoIP network will lower our network costs and allow the companies to be more competitive and attract more customers. Additionally, we will combine our respective interconnection agreements with the major carriers in Mexico, including Telmex and Bestel. We believe our interconnection agreements with these long-distance concessionaires provide us with nationwide network coverage. Currently, Telmex owns and operates the only nationwide network with more than 14.1 million phone lines in over 105,000 communities throughout Mexico. Bestel operates a fiber optic network that extends over 6,356 kilometers with points of presence in 19 Mexican metropolitan areas. In addition, the sale of 51% of ATSICOM to Telemarketing provides us with working capital while the carrier service agreement with Dialmex will provide us with access to a reliable and flexible state-of-the-art VoIP network without incurring the expense of operating such a network. Due to the financial condition of the Company, there can be no assurance that the enhancements can be made or that the costs will be decreased.

         Currently we are also leasing satellite capacity and space segment on a month-to-month basis directly from Satellites Mexicanos, S.A. de C.V. (Satmex) for the connectivity for our network management customer. Under the month-to-month agreement we are currently incurring monthly fixed charges of approximately $6,300 for the space segment. Under the monthly agreement with Satmex we can increase or decrease capacity as the customer usage changes with demand. Additionally we can terminate this agreement at any time without any penalties from Satmex.

Strategy and Competitive Conditions

         Our strategy is to position ourselves to take advantage of the demonopolization of the Latin American telecommunications markets, as well as the increasing demand for international communications services between these markets and the United States. Historically, telecommunications services in Latin America have been provided by state-run companies, operating as a legal or de facto monopoly. Although these companies failed to satisfy the demand for services in their countries, the regulatory scheme effectively precluded competition by foreign carriers. Currently, there is a trend toward demonopolization of the telecommunications industry in Latin America, and many of these countries are in various stages of migration toward a competitive, multi-carrier market. Many Latin American countries produce a significant number of immigrants to the United States, or are becoming homes to U.S. based corporations seeking lower labor costs. At the same time that Latin American markets have been opening up, the demand for telecommunications services between the United States and Latin America (particularly Mexico) has been strengthened by:

         o the rapid growth of the Latino segment of the United States population
         o    Mexico's status as the top calling partner with the United States
         o increase in trade and travel between Latin America and the United States
         o the build-out of local networks and corresponding increase in the number of telephones in homes and businesses in Latin countries
         o proliferation of communications devices such as faxes, mobile phones, pagers, and personal computers
         o    declining rates for services as a result of increased competition.

         Our strengths include our knowledge of, and relationships within, the telecommunications industry in the United States and certain countries within Latin America, particularly Mexico. Our management and employees have in-depth knowledge of the Mexican culture, business environment and telecommunications industry. As a result, we have been able to obtain a key long distance concession through our 49% ownership in ATSI Comunicaciones S.A de C.V. (ATSICOM) that allows us to both generate and carry traffic within Mexico and between Mexico and the United States. Technological advances have provided emerging carriers with the means to provide high quality transmission on a cost-effective basis. Most notably, we as well as other emerging carriers now use voice over Internet protocol or VoIP technology, which is a method of transmitting voice communications by breaking the information into data packets and transporting them over the Internet. Under our agreement with Dialmex, LLC, ATSI is utilizing a low-cost VoIP network in Mexico previously deployed by Dialmex. We have focused most of our efforts on Mexico. As regulatory and market conditions permit, we would like to provide services in other Latin American countries.

         Strategy and Competitive Conditions - Mexican Market. Telefonos de Mexico S.A de C.V.(or Telmex) had a legal franchise to control the entire market for local and long distance telecommunications in Mexico until June of 1995, when new laws began to open the market to competition. This means that Telmex owned or controlled all of the physical infrastructure needed to transport telecommunications traffic, including the local network of telephone lines to homes and business in a given area, and the long distance network of lines between the local networks. In January 1997, the Mexican government began granting licenses to provide long distance service to competing companies, and has licensed at least 29 new long distance providers. Two of these license holders are Mexican based affiliates of top tier U.S. carriers MCI and AT&T. Although the Mexican government has also licensed additional local competitors, the build out of additional local infrastructure is just beginning, and the local network in Mexico is still dominated by Telmex. In 1994 we began assembling a framework of licenses, reciprocal services agreements with other carriers, other service agreements, network facilities, and distribution channels in Mexico in anticipation of the demonopolization of this market. During the same year we also began providing private network services between the U.S. and Mexico via satellite. In fiscal year 2000 we secured our own long distance license, which permits us to interconnect directly with the local network and build out our own long distance network, further reducing our costs. In May 2003, we sold 51% of our subsidiary that owns a long distance concession in Mexico, ATSI Comunicaciones, S.A. de C.V. to a group of Mexican investors, Telemarketing S.A de C.V. and secured an agreement with the same group to utilize their VoIP network for transporting services to, from, and within Mexico. We believe that our long distance concession and partnership with the Mexican investment group will position us to take advantage of the benefits to be reaped as the Mexican telecommunications industry continues to evolve and creates opportunities for emerging carriers. We believe that we have a clear competitive advantage over non-licensed resellers, and that we have overcome significant hurdles that are a barrier to entry in this market even for large carriers. We intend to use our license and partnership to capture increased amounts of the communications traffic in the Mexican market.

         Carrier. The U.S. market for termination to Mexico has become increasingly dynamic as competition, call volumes and industry capacity along U.S.-Mexico routes have all increased. Although we experienced downward pricing pressure for traffic between the U.S. and Mexico over the last fiscal year, prices have begun to stabilize in recent months. We plan to explore ways to exploit our carrier services operation without the investment of significant new resources by utilizing our partners', Dialmex, LLC, VoIP network in Mexico.

         Although we have succeeded in securing an agreement with World Data Technology, S.A de C.V., a Mexican-based VoIP provider that permits us to terminate northbound traffic in the U.S., we have not realized substantial revenue from this arrangement. We believe that the additional network build-out under our own long distance license will permit us and our Mexican partners' to lower our costs significantly, improving our competitive position in the carrier services market for both north and southbound services.

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

Mexico

         The Secretaria de Comunicaciones y Transportes or the SCT and COFETEL (Comision Federal de Telecomunicaciones or Federal Telecommunications Commission) have issued ATSICOM the following license:

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

Employees

         As of July 31, 2003, we had 4 employees, all of whom performed operational, technical and administrative functions.

         We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

ADDITIONAL RISK FACTORS

         The purchase of our common stock is very risky. You should not invest any money that you cannot afford to lose. Before you buy our stock, you should carefully read all of our periodic reports, including our 10-Q's and the entire Form 10-K.

                           RISKS RELATED TO OPERATIONS

o        Our auditors have questioned our viability

     Our auditors' opinion on our financial statements as of July 31, 2003 calls attention to substantial doubts as to our ability to continue as a going concern. This means that they question whether we can continue in business. If we cannot continue in business, our common stockholders would likely lose their entire investment. Our financial statements are prepared on the assumption that we will continue in business. They do not contain any adjustments to reflect the uncertainty over our continuing in business.

o We expect to incur losses, so if we do not raise additional capital we may go out of business

     We have never been profitable and may not become profitable in the near future. We will continue to invest money in sales and marketing and personnel in order to maintain and develop the customer base we need to achieve profitability. Our investment may not generate the savings and revenues that we anticipate because of a variety of factors, such as:

         - delays in negotiating acceptable interconnection agreements with Telmex, the former monopoly carrier in Mexico; and
         - operational delays caused by our inability to obtain additional financing in a timely fashion.

     In the past we have financed our operations almost exclusively through the private sales of securities. Since we are losing money, we must raise the money we need to continue operations either by selling more securities or borrowing money. We are not currently able to sell additional securities or borrow money on terms as desirable as those available to profitable companies, and may not be able to raise money on any acceptable terms. If we are not able to raise additional money, we will not be able to implement our strategy for the future, and we will either have to scale back our operations or stop operations.

     During fiscal year ended July 31, 2003 our two primary operating subsidiaries, ATSI (Texas), Inc. and TeleSpan, Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. Additionally, the court ordered joint administration of both cases on April 9, 2003 and subsequently on May 14, 2003 the court converted the cases to Chapter 7. These subsidiaries have terminated all operations. And the Bankruptcy is managing the liquidation process of all the assets held by these entities.

o It is difficult for us to compete with much larger companies such as AT&T, Sprint, MCI and Telmex

     The large carriers such as AT&T, Sprint and MCI in the U.S., and Telmex in Mexico, have more financial resources and extensive owned networks than we do, which enables them to control costs more easily than we can. They are also able to take advantage of their large customer base to generate economies of scale, substantially lowering their per-call costs. Therefore, they are better able than we are to lower their prices as needed to retain customers; additionally they are better able to offer flexible payment terms to their customers. In addition, these companies have stronger name recognition and brand loyalty, as well as a broader portfolio of services, making it difficult for us to attract new customers. Our competitive strategy in the U.S. revolves around targeting markets that are largely underserved by the big carriers. However, some larger companies are beginning efforts or have announced that they plan to begin efforts to capture these markets.

     Mergers, acquisitions and joint ventures in our industry have created and may continue to create more large and well-positioned competitors. These mergers, acquisitions and joint ventures could increase competition and reduce the number of customers that purchase carrier service from us.

o        Competition could harm us

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

o        Competition in Mexico is increasing

     Mexican regulatory authorities have granted concessions to at least 30 companies, including Telmex, to construct and operate public, long distance telecommunications networks in Mexico. Some of these new competitive entrants have as their partners major U.S. telecommunications providers including AT&T (Alestra) and MCI (Avantel) Mexican regulatory authorities have also granted concessions to provide local exchange services to several telecommunications providers, including Telmex and Red de Servicios de Telecomunicaciones, S.A. de C.V., Megacable Comunicaciones de Mexico and several of Mexico's long distance concessionaires. We compete or will compete to provide services in Mexico with numerous other systems integration, value-added and voice and data services providers, some of which focus their efforts on the same customers we target. In addition to these competitors, recent and pending deregulation in Mexico may encourage new entrants.

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

o        Our Mexican facilities-based license poses risks

     Currently we own 49% of ATSICOM that holds the Concession . This license is for 30 years, and it can be renewed at the end of the term. This concession is the major asset of the company and is regulated by the Mexican government. The Mexican government could grant similar concessions to our competitors, which will affect the value of our concession. In addition, the Mexican government also has (1) authority to temporarily seize all assets related to the Mexican concession in the event of natural disaster, war, significant public disturbance and threats to internal peace and for other reasons of economic or public order and (2) the statutory right to expropriate any concession and claim all related assets for public interest reasons. Although Mexican law provides for compensation in connection with losses and damages related to temporary seizure or expropriation, we cannot assure you that the compensation will be adequate or timely.

     Under this license, ATSI Comunicaciones de Mexico S.A de C.V. is required to meet the following:

General requirements
--------------------

o Maintain approximately 10 millions dollars in registered and subscribed capital
o Install and operate a network in Mexico, the Mexican government will need to approve the operating plan before is implemented, additionally the Mexican government will need to approve any future changes to the operating plan before it can be implemented.
o        Continuously develop and conduct training programs for its staff
o The Concessionaire, at all times needs to have an assigned individual responsible for the technical functions to operate the concession.

Concession services requirements
--------------------------------

o The Concessionaire is required to provide continuous and efficient services at all times to its customers.
o The Concessionaire must establish a complaint center and correction facilities center. We are required to report to the Mexican Government on a monthly basis the complaints received and the actions taken to resolve the problems.

Tariff Requirements
-------------------

o The Concessionaire will only be authorized to invoice its customer's tariffs rates that have been approved by the Mexican government.

Verification and Information requirements
-----------------------------------------

o The Concessionaire is required to provide audited financial statements on a yearly basis that includes a detailed description of the fixed assets utilized in the network and accounting reporting by region and location of where the services are being provided.

o The Concessionaire is required to provide quarterly reports and updates on the expansion of the network in Mexico and a description of the training programs and research and development programs.
o The Concessionaire is required to provide statistic reports of traffic, switching capacity and other parameters in the network.

Guarantee requirements
----------------------

     The Concessionaire is required to have a bond/ insurance policy for approximately $500,000 dollars, where the Mexican Federal Treasury Department will be the beneficiary in the event the Mexican government revokes the concession license.

     We cannot assure you that we and our partner, Telemarketing:

         -    will be able to obtain financing to finish the Mexican network;
         - if we or our partners obtain financing it will be in a timely manner or on favorable terms; or
         - if we or our partners will be able to comply with the Mexican concession's conditions.

     If our partners or we fail to comply with the terms of the concession, the Mexican government may terminate it without compensation to our partners or us. A termination would prevent us from engaging in our proposed business.

o The telecommunications industry has been characterized by steady technological change. We may not be able to raise the money we need to acquire the new technology necessary to keep our services competitive.

     To complete successfully in the carrier and network services markets, we must maintain the highest quality of service. Therefore we must continually rely on our partners, Dialmex and Telemarketing to upgrade their network to keep pace with technological changes. This is expensive, and our partners, Dialmex and Telemarketing do not have substantial resources that our large competitors have.

o We may not be able to pay our suppliers on time, causing them to discontinue critical services

     Historically, we have not always paid all of our suppliers on time due to temporary cash shortfalls. Our critical suppliers are Satmex for our network management services and for our carrier services we depend on various Mexican and U.S. long distance companies to complete the intra-Mexico and intra-U.S. long distance portion of our calls. Critical carriers and suppliers may discontinue our services, if we are not able to make payments on time in the future. Our ability to make payments on time depends on our ability to raise additional capital or improve our cash flow from operations.

o We may not be able to lease transmission facilities we need at cost-effective rates

     We do not own any transmission facilities needed to complete our calls. Therefore, we depend on contractual arrangements with other telecommunications companies to provide our services. We do not own any VoIP network, switching network and the equipment required to receive and transmit calls; we depend on our carriers for these services and our carrier service agreement with our partners, Telemarketing and Dialmex. Our carriers' and partners' might not be able to lease facilities at cost-effective rates in the future or enter into contractual arrangements necessary for us to provide competitive services to our carrier customers.

o The carriers on whom we rely for intra-Mexico long distance may not stay in business leaving us fewer and more expensive options to complete calls

     There are only 30-licensed Mexican long distance companies. Through our partners and our Concession license we currently have agreements with five of them. If the number of carriers who provide intra-Mexico long distance is reduced, we will have fewer route choices and may have to pay more for this service.

o We may have service interruptions and problems with the quality of transmission, causing us to lose call volume and customers

     To retain and attract customers, we must keep our services operational 24 hours per day, 365 days per year. We have experienced service interruptions and other problems that affect the quality of voice and data transmission. We may experience more serious problems. In addition to the normal risks that any telecommunications company faces (such as fire, flood, power failure, equipment failure), we may have a serious problem if a meteor or space debris strikes the satellite that transmits our traffic, or a volcanic eruption or earthquake interferes with our operations in Mexico City. If a portion of our suppliers network is effected by such an event, a significant amount of time could pass before we could re-route traffic from one carrier to another, and there may not be sufficient capacity to carry all the traffic at any given time.

o Changes in telecommunications regulations may harm our competitive position

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

o Regulators may challenge our compliance with laws and regulations causing us considerable expense and possibly leading to a temporary or permanent shut down of some operations

     Government enforcement and interpretation of the telecommunications laws and licenses is unpredictable and is often based on informal views of government officials and ministries. This is particularly true in Mexico and certain of our target Latin American markets, where government officials and ministries may be subject to influence by the former telecommunications monopoly, such as Telmex. This means that our compliance with the laws may be challenged. It could be very expensive to defend this type of challenge and we might not win. If we were found to have violated the laws that govern our business, we could be fined or denied the right to offer services.

o Our operations may be affected by political changes in Mexico and other Latin American countries

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

                           RISKS RELATED TO FINANCING

o The terms of our preferred stock include disincentives to a merger or other change of control, which could discourage a transaction that would otherwise be in the interest of our stockholders

     In the event of a change of control of ATSI, the terms of the Series D Preferred Stock permit the holder to choose either to receive whatever cash or stock the common stockholders receive in the change of control transaction as if the Series D stock Preferred Stock had been converted, or to require us to redeem the Series D Preferred Stock at $1,560 per share. If all 742 shares currently outstanding were outstanding at the time of a change of control, this could result in a payment to the holder of approximately $1.2 million. The possibility that we might have to pay this large amount of cash would make it more difficult for us to agree to a merger or other opportunity that might arise even though it would otherwise be in the best interest of the stockholders.

o We may have to redeem the Series D and Series E Preferred Stock for a substantial amount of cash, which would severely restrict the amount of cash available for our operations.

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

     Second, if we refuse to honor a conversion notice or a third party challenges our right to honor a conversion notice by filing a lawsuit, the holder may require us to redeem any shares it then holds for $1,270 per share. If all 742 shares currently outstanding were outstanding at the time of redemption, this would result in a cash payment of approximately $942,000 plus accrued and unpaid dividends. If we were required to make cash payment of this size, it would severely restrict our ability to fund our operations. On January 24, 2003 we received a redemption letter from the Series D holder requesting that we redeem all of their outstanding shares. As of the date of this filing no common stock has been issued to satisfy this demand. However, we have adjusted the Series D Preferred Stock to the full redemption amount of approximately $942,000 by recording a dividend of approximately $284,000. In addition the redemption amount was reclassed to accrued liabilities. It is the position of the Company that no additional investor shares are owed; further the Company has filed a lawsuit against one or more parties to whom the alleged additional shares are owed. We are currently seeking damages from these parties.

     Similarly, the Series E Preferred Stock requires mandatory redemption if
     (a) we fail to: issue shares of common stock upon conversion, remove legends on certificates representing shares of common stock issued upon conversion or to fulfill certain covenants set forth in the Securities Purchase Agreement between ATSI and the holders of the Series E Preferred Stock; (b) we fail to obtain effectiveness of the registration statement covering the shares of common stock to be issued upon the conversion of the Series E Preferred Stock prior to March 11, 2001; (c) certain bankruptcy and similar events occur; (d) we fail to maintain the listing of the common stock on the Nasdaq National Market, the Nasdaq Small Cap Market, the AMEX or the NYSE; or (e) our long distance concession license from the Republic of Mexico is terminated or limited in scope by any regulatory authorities. The Redemption Price equals the greater of (x) 125% of the stated value ($1,000) plus 6% per annum of the stated value plus any conversion default payments due and owing by ATSI and (y) the product of (i) the highest number of shares of common stock issuable upon conversion times (ii) the highest closing price for the common stock during the period beginning on the date of first occurrence of the mandatory redemption event and ending one day prior to the date of redemption minus the amount of money we receive upon the exercise of the investment options provided in the Series E Preferred Stock which, upon conversion allows the holders to purchase an additional 0.8 share of ATSI common stock for each share of ATSI common stock received upon conversion. While we have not received a formal demand letter from the holder of the Series E Preferred Stock requesting redemption we have received conversion notices for which we have not issued common stock. However, during the fiscal year 2003, the additional "beneficial conversion feature" of approximately $292,500 related to the remaining 1,170 Series E Preferred Stock was allocated to additional paid-in capital as a discount.

o We may redeem our preferred stock only under certain circumstances, and redemption requires us to pay a significant amount of cash and issue additional warrants; therefore we are limited as to what steps we may take to prevent further dilution to the common stock if we find alternative forms of financing

     We may redeem the Series A Preferred Stock only after the first anniversary of the issue date, and only if the market price for our common stock is 200% or more of the conversion price for the Series A Preferred Stock. The redemption price for the Series A stock is $100 per share plus accrued and unpaid dividends. We may redeem the Series D Preferred Stock only if the price of our common stock falls below $9.00, the price on the date of closing the Series D Preferred Stock. The redemption price is $1,270 per share, plus accrued but unpaid dividends, plus an additional warrant for the purchase of 150,000 shares of common stock at a price of $4.37 per share. Subject to certain conditions, we have the right to redeem the Series E Preferred Stock if, at any time after October 11, 2001, on any trading day and for a period of 20 consecutive trading days prior thereto, the closing bid price is less than $1.24. In the event that we are able to find replacement financing that does not require dilution of the common stock, these restrictions would make it difficult for us to "refinance" the preferred stock and prevent dilution to the common stock.

                  RISKS RELATING TO MARKET FOR OUR COMMON STOCK

o        Our common stock was delisted from AMEX

     The company was de-listed from AMEX on April 24, 2003 and currently we are trading our common stock as an Over The Counter (OTC) security on the pink sheets, which is regulated by the NASD. This has adversely affected the liquidity of the common stock because it is more difficult for stockholders to obtain accurate stock quotations. In addition, since our stock is currently not being traded on a national exchange, sales of our stock would likely be subject to the SEC's penny stock rules, which generally create a delay between the time that a stockholder decides to sell shares and the time that the sale may be completed.

o The price of our common stock has been volatile and could continue to fluctuate substantially

     Our common stock is traded on the pink sheets and is regulated by the NASD. The market price of our common stock has been volatile and could fluctuate substantially based on a variety of factors, including the following:

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

o Future sales of our common stock in the public market could lower our stock price

      Future sales of our common stock in the public market could lower our stock price and impair our ability to raise funds in new stock offerings. As of July 31, 2003, we had 111,883,134 shares of common stock outstanding and 8,673,659 shares issuable upon exercise of outstanding options and warrants. In addition, we have shares which could be issued upon conversion of our outstanding Series A, D and E, F and G Preferred Stock (subject to adjustment). Additionally, we may issue a significant number of additional shares of common stock as consideration for acquisitions or other investments as well as for working capital. Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock prevailing from time to time in the public market and could impair our ability to raise funds in additional stock offerings.

o We will likely continue to issue common stock or securities convertible into common stock to raise funds we need, which will further dilute your ownership of ATSI and may put additional downward pricing pressure on the common stock

     Since we continue to operate at a cash flow deficit, we will continue to need additional funds to stay in business. At this time, we are not likely to be able to borrow enough money to continue operations on terms we find acceptable so we expect to have to sell more shares of common stock or more securities convertible in common stock. Convertible securities will likely have similar features to our existing preferred stock, including conversion at a discount to market. The sale of additional securities will further dilute your ownership of ATSI and put additional downward pricing pressure on the stock.

o The potential dilution of your ownership of ATSI will increase as our stock price goes down, since our preferred stock is convertible at a floating rate that is a discount to the market price

     Our Series A, D, E, F and G Preferred Stock is convertible into common stock based on a conversion price that is a discount to the market price for ATSI's common stock. The conversion price for the Series A, Series F and Series G Preferred Stock is reset each year on the anniversary of the issuance of the stock, and the conversion price for the Series D and Series E Preferred Stock floats with the market on a day-to-day basis. For each series, the number of shares of common stock that will be issued on conversion increases as the price of our common stock decreases. Therefore, as our stock price falls, the potential dilution to the common stock increases, and the amount of pricing pressure on the stock resulting from the entry of the new common stock into the market increases.

o Sales of common stock by the preferred holders may cause the stock price to decrease, allowing the preferred stock holders to convert their preferred stock into even greater amounts of common stock, the sales of which would further depress the stock price

     The terms of the preferred stock may amplify a decline in the price of our common stock since sales of the common stock by the preferred holders may cause the stock price to fall, allowing them to convert into even more shares of common stock, the sales of which would further depress the stock price.

o The holders of convertible subordinated debentures issued by the Company during the year ended July 31, 2003 may convert those debentures into common stock at a conversion rate of $0.135 per share

     In January 2003 we issued 275 9% Convertible Subordinated Debentures with a face value of $1,000, due January 2005. The debentures convert into common stock at a conversion price of $0.135. The terms of the convertible debentures require us to adjust the conversion price if we sell common stock or securities convertible into common stock at a discount to market. Therefore, if we sell common stock or securities convertible into common stock in the future on more favorable terms than those granted to the debenture holders, we will have to issue even more shares of common stock to the holders than initially agreed on. At July 31, 2003, the Company was in default of the terms of the debentures for non-payment.

o The potential dilution of your ownership of ATSI resulting from our Series D and Series E Preferred Stock will increase if we sell additional common stock for less than the conversion price applicable to the Series D and Series E Preferred Stock

     The terms of the Series D and Series E Preferred Stock require us to adjust the conversion price if we sell common stock or securities convertible into common stock at a greater discount to market than that provided for the Series D Preferred Stock and at less than the lower of the market price or the conversion price with respect to the Series E Preferred Stock. Therefore, if we sell common stock or securities convertible into common stock in the future on more favorable terms than the discounted terms, we will have to issue even more shares of common stock to the holders than initially agreed on.

o We expect to issue additional shares of common stock to pay dividends on the preferred stock, further diluting your ownership of ATSI and putting additional downward pricing pressure on the common stock

     The Series A and Series D Preferred Stock require quarterly dividends of 10% and 6% per annum, while our Series F and Series G Preferred Stock requires quarterly dividends of 15% per annum. We have the option of paying these dividends in shares of common stock instead of cash and we expect to use that option. The number of shares of common stock that are required to pay the dividends is calculated based on the same floating conversion price applicable to the conversion of the preferred stock, so the lower our common stock price, the more shares of common stock it takes to pay the dividends. The issuance of these additional shares of common stock will further dilute your ownership of ATSI and put additional downward pricing pressure on the common stock. The amount of dividends accrued as of July 31, 2003 is approximately $918,000 for our Series A, D, E, F and G Preferred Stock.

o You will almost certainly not receive any cash dividends on the common stock in the foreseeable future

     Sometimes investors buy common stock of companies with the goal of generating periodic income in the form of dividends. You may receive dividends from time to time on stock you own in other companies. We have no plan to pay dividends in the near future.

o Our Certificate of Incorporation and Bylaws and Delaware law could make it less likely that our stockholders receive a premium for their shares in an unsolicited takeover attempt

     Certain provisions of our certificate of incorporation, our bylaws and the Delaware General Corporation Law could, together or separately, discourage potential acquisition proposals or delay or prevent a change in control. Currently, those provisions include a classified board of directors, a prohibition on written consents in lieu of meetings of the stockholders and the authorization to issue up to 10,000,000 shares of preferred stock and up to 200,000,000 shares of common stock. Our board of directors has the power to issue any or all of these additional shares without stockholder approval. The preferred shares can be issued with such rights, preferences and limitations as may be determined by the board. The rights of the holders of common stock will be subject to, and may be adversely affected by, the commitments or contracts to issue any additional shares of common stock or any shares of preferred stock. Authorized and unissued preferred stock and common stock could delay, discourage, hinder or preclude our unsolicited acquisition, could make it less likely that the stockholders receive a premium for their shares as a result of any such attempt and could adversely affect the market price of, and the voting and other rights of, the holders of outstanding shares of common stock.

ITEM 2.  PROPERTIES

         Our executive office is located at our leased facilities in San Antonio, Texas, consisting of 3,042 square feet. The lease expires September 2004. We pay annual rent of $41,040 under the lease. Management believes that our leased facilities are suitable and adequate for their intended use.

ITEM 3.  LEGAL PROCEEDINGS

         In March 2001, Comdisco sued ATSI-Texas for breach of contract for failing to pay lease amounts due under a lease agreement for telecommunications equipment. Comdisco claims that the total amount loaned pursuant to the lease was $926,185 and that the lease terms called for 36 months of lease payments. Comdisco is claiming that ATSI only paid thirty months of lease payments. ATSI disputes that the amount loaned was $926,185 since we only received $375,386 in financing. We have paid over $473,000 in lease payments and, thus, believe that we have satisfied our obligation under the lease terms. Currently Comdisco has filed a claim with the United States Bankruptcy Court of the Western District of Texas. We believe that this liability under ATSI Texas will be discharged upon the completion of the Chapter 7 case. The Chapter 7 bankruptcy trustee estimates that this case will be completed by December 2004, although there can be no assurance that such deadline will be met.

         In July 2002, we were notified by the Dallas Appraisal District that our administrative appeal of the appraisal of our office in the Dallas InfoMart was denied. The property was appraised at over $6 million dollars. The property involved included our Nortel DMS 250/300 switch, associated telecommunications equipment and office furniture and computers. ATSI was unable to proceed in its appeal of the appraisal due to its failure to pay the taxes under protest. During fiscal 2002 we recorded approximately $260,000 of property tax expense related to our Dallas office. Currently the Dallas County taxing authority has filed claim with the United States Bankruptcy Court of the Western District of Texas for approximately $783,843. This amount also included a property tax estimate of approximately $230,572 for calendar year 2003. We believe this amount is incorrect; all of the property was removed and impaired from our Dallas site as a result of ATSI Texas filing for protection under Chapter 11 of the Bankruptcy code. We believe that this liability under ATSI Texas will be discharged upon the completion of the Chapter 7 case.

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

         ATSI has also filed a lawsuit in the Southern District of New York against several financial parties for what ATSI believes is "stock fraud and manipulation". The case is based on convertible preferred stock financing transactions involving primarily two firms, Rose Glen Capital and the Shaar Fund. In both of those transactions, ATSI believes it was defrauded and its stock was manipulated. As of the date of this filing, we do not know what the impact, positive or negative, of our filing a lawsuit against certain preferred stock holders will have on the trading of our stock as well as the price of our stock. If we were to lose the lawsuit, it is likely we would have to issue a substantial amount of shares to our Series D and Series E holders diluting your ownership of ATSI and putting substantial pressure on the common stock.

         On June 20, 2003 ATSI filed a claim against NIFTI Communications for breach of contract, fraudulent misrepresentation, and negligent misrepresentation. ATSI and NIFTI had executed a Letter of Intent for NITFI to acquire ATSI's concession in Mexico. The transaction was never consummated and in May 2003 ATSI sold 51% of ATSICOM to Telemarketing. NIFTI in turn has filed a counter-claim against ATSI. As of this filing the lawsuit is ongoing; however, the Company does not believe the outcome will have a material adverse effect on our financial statements

         We are also a party to additional claims and legal proceedings arising in the ordinary course of business. We believe it is unlikely that the final outcome of any of the claims or proceedings to which we are a party would have a material adverse effect on our financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on our results of operations in the period in which it occurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no submissions of matters to a vote of security holders during the fourth quarter of our fiscal year.

                                    PART II.
                                    --------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock was quoted on the AMEX under the symbol "AI" until January 15, 2003 when the trading of our common stock was halted. The table below sets forth the high and low bid prices for the Common Stock from August 1, 2000 through January 14, 2003 as reported by AMEX. As of May 9, 2003 our common stock is traded in the pink sheets under the symbol "ATSC". The table below sets forth the high and low bid prices for the Common Stock from May 9, 2003 through July 31, 2003 as reported by OTC bulletin board. These price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

          Fiscal 2001                                     High     Low
          ----------------------------------------------------------------
          First - ......................................$ 4        $ 1 3/8
          Second - .....................................$ 1 13/16  $   3/8
          Third - ......................................$ 1.34     $  0.40
          Fourth - .....................................$ 0.70     $  0.36

          Fiscal 2002                                     High     Low
          ----------------------------------------------------------------
          First - ......................................$ 0.42     $  0.30
          Second - .....................................$ 0.37     $  0.24
          Third - ......................................$ 0.28     $  0.21
          Fourth - .....................................$ 0.25     $  0.07

          Fiscal 2003                                     High     Low
          ----------------------------------------------------------------
          First -.......................................$ 0.12     $  0.03
          Second - (through January 14, 2003)...........$ 0.16     $  0.07
          Third -  (Trading  Halted )................... -----       -----
          Fourth - .....................................$ 0.07     $  0.01

         At July 31, 2003, the closing price of our Common Stock as reported by OTC bulletin board was $0.04 per share. As of July 31, 2003, we had approximately 15,000 stockholders, including both beneficial and registered owners. The terms of our Series A, Series D, Series E, Series F and Series G Preferred Stock restrict us from paying dividends on our Common Stock until such time as all outstanding dividends have been fulfilled related to the Preferred Stock. ATSI has not paid dividends on our common stock the past three years and does not expect to do so in the foreseeable future.

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

                                                                                  Years ended July 31,
                                                            1999          2000           2001           2002            2003
                                                        ------------   ------------    -----------    -----------    ------------
                                                                       (In thousands of $, except per share data)
Consolidated Statement of Operations
Data:
Operating revenues
  Carrier services                                      $     14,123   $     22,192    $    26,349    $    41,190    $      6,532
  Network services                                             5,127          2,539          2,714          1,956             417
                                                        ------------   ------------    -----------    -----------    ------------
  Total operating revenues                                    19,250         24,731         29,063         43,146           6,949

Cost of services (exclusive of depreciation and
Amortization, as shown below)                                 13,751         20,463         24,802         39,077           6,244
                                                        ------------   ------------    -----------    -----------    ------------
  Gross Margin                                                 5,499          4,268          4,261          4,069             705
  Selling, general and administrative expense                  5,101          6,724          6,924          6,866           4,803
  Impairment loss                                                  -              -              -          3,119             418
  Bad debt expense                                             2,295            756            142            388              35
  Depreciation and amortization                                1,882          2,020          2,045          1,955           1,229
                                                        ------------   ------------    -----------    -----------    ------------
Operating loss                                                (3,779)        (5,232)        (4,850)        (8,259)         (5,780)

  Other income (expense), net                                 (1,240)        (1,388)          (300)         1,475          (2,922)
                                                        ------------   ------------    -----------    -----------    ------------
Net loss from continuing operations before income
tax expense                                                   (5,019)        (6,620)        (5,150)        (6,784)         (8,702)

  Income tax expense                                               -              -              -              -               -
                                                        ------------   ------------    -----------    -----------    ------------
Net loss from continuing operations                           (5,019)        (6,620)        (5,150)        (6,784)         (8,702)

Net loss from discontinued operations                         (1,716)        (3,432)        (5,403)        (8,816)         (2,919)

Net loss from sale of discontinued operations                      -              -              -          1,082            (962)

Net loss                                                      (6,735)       (10,052)       (10,553)       (14,518)        (12,583)

  Less: preferred stock dividends                               (856)        (7,085)        (2,231)          (472)           (653)
                                                        ------------   ------------    -----------    -----------    ------------
Net loss applicable to common shareholders              $     (7,591)  $    (17,137)   $   (12,784)   $   (14,990)   $    (13,236)
                                                        ============   ============    ===========    ===========    ============


Per Share information:
  Net loss-basic and diluted                            $      (0.16)  $      (0.30)   $     (0.18)   $     (0.17)   $      (0.13)
                                                        ------------   ------------    -----------    -----------    ------------
  Weighted average common shares
  outstanding-basic and diluted                           47,467,000     56,852,000     71,180,000     86,275,000     101,767,000
                                                        ------------   ------------    -----------    -----------    ------------

Consolidated Balance Sheet Data:
  Working Capital (deficit)                             $        946   $      5,076    $     1,936    $   (10,094)   $    (17,796)

  Current Assets from continuing operations                    3,738          3,274          2,447          1,184             465

  Current Assets from discontinued operations                 14,637         13,498         11,042          3,694             245

  Total Assets                                                25,267         26,894         23,112         10,457           1,530


  Current Liabilities from continuing operations               9,044          6,630          5,757         12,528          17,109

  Current Liabilities from discontinued operations             8,385          5,066          5,796          2,444           1,397

  Redeemable Preferred Shares                                      -              -          3,529          2,180           1,360

  Total Liabilities                                           19,130         13,544         13,329         15,389          18,515

  Total Stockholders' equity (deficit)                         6,137         13,350          6,254         (7,112)        (18,345)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. "Forward looking statements" are those statements that describe management's beliefs and expectations about the future. We have identified forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "may," "expect," and "intend." Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the Additional Risk Factors section of this Annual Report Form 10-K and other documents filed with the Securities and Exchange Commission. Therefore, these types of statements may prove to be incorrect.

         The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three fiscal years ended July 31, 2001, 2002, and 2003. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, fiscal 2001 or 2001 refers to the year ended July 31, 2001, fiscal 2002 or 2002 refers to the year ended July 31, 2002 and fiscal 2003 or 2003 refers to the year ended July 31, 2003.

Sources of revenue and direct cost

Sources of revenue:
-------------------

Carrier Services: We provide termination services to U.S. and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico. Typically these telecommunications companies offer their services to the public for local and international long distance services. Revenues from this service accounted for approximately 91% of our overall revenues in fiscal 2001, approximately 95% in fiscal 2002 and 94% in fiscal 2003. As discussed in the business section of this report, in December 2002, we were forced to idle our network and we were not able to restart our network during the fiscal year ending July 31, 2003. As a result we did not generate any revenue from this source during the second half of the fiscal year ending July 31, 2003. Subsequent to year-end we have signed three new carrier customers and we have generated revenues of approximately $36,000 during the first quarter of fiscal year 2004. However, there can be no assurance that revenue will continue to be generated at this level from these customers.

         Network Services: We offer private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers multiple international offices and branches. Currently we do not have any network services customers; however, we provide network management services to Latingroup Ventures L.L.C. (LGV), a non-related entity. Under the agreement with LGV we will provide customer service, technical support and manage the collections process of their private network customer. This management agreement was initiated on July 1, 2003 and we will generate approximately $12,700 per month in management fees through June 30, 2004.

Direct Cost:
------------

         Carrier Services: Under these services the Company incurs termination charges. These charges are related to the fees that we are charged by our carriers / vendors for the termination of phone calls into their infrastructure and network, primarily in Mexico. The cost is based on a per minute rate and volume. We additionally incur installation charges from our various carriers; this cost is passed to our customers for the connection to the VoIP network from our carriers.

          Network Services: Under the network services, the Company incurs satellite and fiber optic charges. The satellite and fiber optic charges are incurred as part of the connection links between the customer's different remote locations and sites to transmit data, voice and Internet services.

General

         We have had operating losses for almost every quarter since we began operations in 1994. Due to such lossesas well as our recurring losses, as well as the negative cash flows generated from our operations and our substantial working capital deficit, the auditor's opinion on our financial statements as of July 31, 2003 calls attention to substantial doubts about our ability to continue as a going concern. This means that there is substantial doubt that we will be able to continue in business through the end of our next fiscal year, July 31, 2004.

          We have experienced difficulty in paying our vendors and lenders on time in the past, and as a result on December 31, 2002 our carrier network capacity was idled and 27 US employees were terminated. This means that we were not able to generate revenues from carrier services during the second half of the fiscal year ending July 31, 2003. Revenues from carrier services accounted for approximately 91% of our overall revenues in fiscal 2001, 95% in fiscal 2002 and 94% in fiscal 2003.

         During the fiscal year ending July 31, 2003 management continued to pursue different avenues for funding, but unfortunately, we were not able to raise the capital necessary to re-start our network, and as a result two of our subsidiaries, ATSI (Texas), Inc. and TeleSpan, Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. Additionally, the court ordered joint administration of both cases on April 9, 2003 and subsequently on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. These bankruptcies did not include the reporting entity (the SEC registrant). As a result of the Chapter 7 bankruptcy of our two main operating subsidiaries, combined with the termination of the majority of our US Telco employees and the idling of the carrier network capacity, our ability to generate any revenue from our historical revenue generation sources was severely limited.

         On July 02, 2003, the U.S. Bankruptcy Court overseeing the Chapter 7 cases for ATSI Texas and TeleSpan approved the sale of two of its foreign subsidiaries, ATSI-Mexico and SINFRA to Latingroup Ventures, L.L.C. (LGV), a non-related party. Under the purchase agreement, LGV acquired all the communication centers and assumed all related liabilities related to ATSI Mexico and SINFRA. Additionally, under the agreement, LGV" acquired the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License owned by SINFRA. Due to the bankruptcies and the resulting sales of ATSI Mexico and SINFRA, we no longer had Mexico Telco operations, consisting primarily of retail call center operations, and determined to discontinue this operating segment.

         On May 22, 2003 we entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. (Telemarketing) whereby we sold Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. (ATSICOM). ATSICOM holds a 30-year long distance concession in Mexico. The concession allows for the sale of voice and data services, long distance transport, and the operation of a telecommunications network. The principal owners of Telemarketing are also the principal owners of Dialmex, LLC (Dialmex) a U.S. based international telecommunications carrier. The agreement with Telemarketing provides that ATSI and Telemarketing will jointly enhance Dialmex's VoIP network. On May 22, 2003, we also signed a carrier service agreement with Dialmex, under the agreement with Dialmex we will be allowed to use Dialmex's VoIP network to transport and terminate voice and fax communications over the Internet. Our fees under the Dialmex agreement will be based on a per minute rate on the volume of minutes sent through their VoIP network. Telemarketing and ATSI will enhance the VoIP network by linking Dialmex's VoIP network with other carriers, which will enable us to reduce our transportation and termination costs, while simultaneously increasing and expanding destination points available to our customers. We believe that this lower network cost structure will allow the companies to be more competitive and attract more customers. Additionally, we will combine our respective interconnection agreements with the major carriers in Mexico to lower our termination cost and allow for a more attractive cost structure. The sale of our Mexican subsidiary to Telemarketing provides us with working capital while the agreement with Dialmex provides us with access to a reliable and flexible state-of-the-art VoIP network without incurring the expense of operating such a network. Due to the financial condition of the Company, there can be no assurance that the enhancements can be made or that the costs will be decreased.

         ATSI was founded in 1993. We are an international carrier, serving the rapidly expanding communications markets in and between Latin America and the United States. Our mission is to connect the Americas with exceptional communication services. Our strategy is to become a leading provider of communication services to carriers and businesses in this U.S./Latin American corridor through a high quality, `next generation' VoIP network established through our partnership with Dialmex.

         ATSI's focus today is on the communications corridor between the United States and Mexico. Already one of the two largest international communications corridors in the world, this corridor is growing due to increasing phone density in Mexico and large-scale emigration of Mexicans to the United States.

         Our limited cash flow, historical losses from operations, the bankruptcies of our two main operating subsidiaries and sale of our retail services business have caused substantial barriers to growth and the continuation of our business strategy. Operationally, ATSI's strength lies in our interconnection agreements with carriers such as Telefonos de Mexico S.A de C.V. (Telmex) and Bestel S.A de C.V. and our 49% interest in ATSICOM, which owns a long distance concession license. Our interconnection agreements with these long-distance concessionaires provide us with nationwide network coverage at a competitive cost structure. Currently, Telmex owns and operates the only nationwide network in Mexico with more than 14.1 million phone lines in over 105,000 communities throughout Mexico. Bestel operates a fiber optic network that extends over 6,356 kilometers with points of presence in 19 Mexican metropolitan areas. Under these agreements the cost will be based on a per minute rate and the volume of minutes transported through their respective networks. Additionally, we own 49% of a Mexican company, ATSI Comunicaciones, S.A. de C.V., that holds a 30 year concession, allowing for the sale of voice and data services, long distance transport, and the operation of a telecommunications network. Through interconnection agreements established by ATSI Comunicaciones, S.A de C.V. and our partnership with Dialmex, LLC, we are leveraging off the networks of third parties in Mexico, such as Alestra and Marcatel to build a reliable international network to support carrier-generated traffic between the U.S. and Mexico.

Our History of Operating Losses and Deficiencies in Cash Flow

         We have incurred operating losses and deficiencies in operating cash flows in each year since our inception. Our operating losses from continuing operations were approximately $4,850,000, $8,259,000 and $5,780,000 for the years ending July 31, 2001, 2002 and 2003, respectively. We had an operating loss of approximately $1,579,000 for the quarter ended July 31, 2003. Additionally we had a working capital deficit of approximately $17,796,000, at July 31, 2003.

Results of Operations

         The following table sets forth certain items included in our results of operations in thousands of dollar amounts and as a percentage of total revenues for the years ended July 31, 2001, 2002 and 2003.

                                                                                 Year ended July 31,
                                                   --------------------------------------------------------------------------------
                                                             2001                       2002                      2003
                                                   -------------------------- -----------------------------------------------------
                                                          $            %            $            %            $            %
  Operating revenues
  Services
      Carrier services                             $        26,349       91%    $     41,190       95%     $     6,532       94%
      Network services                                       2,714        9%           1,956        5%             417        6%
                                                   -------------------------- -------------------------------------------------

  Total operating revenues                                  29,063      100%          43,146      100%           6,949      100%

  Cost of services                                          24,802       85%          39,077       91%           6,244       90%
                                                   -------------------------- -------------------------------------------------

  Gross Margin                                               4,261       15%           4,069        9%             705       10%

  Selling, general and
  administrative expense                                     6,924       24%           6,866       16%           4,803       69%

  Impairment loss                                                -        0%           3,119        7%             418        6%

  Bad debt expense                                             142        0%             388        1%              35        1%

  Depreciation and amortization                              2,045        7%           1,955        5%           1,229       18%
                                                   -------------------------- -------------------------------------------------

  Operating loss                                            (4,850)     -17%          (8,259)     -19%          (5,780)     -83%

  Other income (expense), net                                 (300)      -1%           1,475        3%          (2,922)     -42%
                                                   -------------------------- -------------------------------------------------

  Net loss from continuing operations before
  income tax expense                                        (5,150)     -18%          (6,784)     -16%          (8,702)    -125%

  Income tax expense                                             -        0%               -        0%               -        0%
                                                   -------------------------- -------------------------------------------------
  Net loss from continuing operations                       (5,150)     -18%          (6,784)     -16%          (8,702)    -125%

  Net loss from discontinued operations                     (5,403)     -19%          (8,816)     -20%          (2,919)     -42%
  Net loss from sale of discontinued operations                  -        0%           1,082        3%            (962)     -14%

  Net loss                                                 (10,553)     -36%         (14,518)     -34%         (12,583)    -181%

  Less: preferred stock dividends                           (2,231)      -8%            (472)      -1%            (653)      -9%
                                                   -------------------------- -------------------------------------------------

  Net loss applicable to common shareholders       $       (12,784)     -44%    $    (14,990)     -35%     $   (13,236)    -190%
                                                   ========================== =================================================

Year Ended July 31, 2003 Compared to Year ended July 31, 2002

         Operating Revenues. Consolidated operating revenues decreased 84% between periods from $43 million for the year ended July 31, 2002 to $7 million for the year ended July 31, 2003.

Carrier services revenues decreased approximately $34.7 million, or 84% from the year ended July 31, 2002 to the year ended July 31, 2003. As the telecom sector has continued to suffer financially and operationally, more and more of our carriers require substantial deposits and/or prepayments. As a result of the substantial deposits and prepayment requirements and our lack of liquidity, in December 31, 2002, the Company idled its network and during the second half of the year ended July 31, 2003 we were not able to generate revenue from carrier services. During the same six-month period in fiscal year 2002, we generated approximately $21 million or approximately 50% of the total yearly carrier services revenue. Subsequent to year-end we have signed three new carrier customers and we have generated revenues of approximately $36,000 during the first quarter of fiscal year 2004. However, there can be no assurance that such revenue will continue to be generated at these levels from these customers.

         Network services revenues decreased approximately 79% or $1.5 million from the year ended July 31, 2002 to the year ended July 31, 2003. Currently we do not have any network services customers; however, we currently provide network management services to Latingroup Ventures L.L.C. (LGV), a non-related party. Under the agreement with LGV we will provide customer service, technical support and manage the collections process of their private network customer. This management agreement was initiated on July 1, 2003 and we will generate approximately $12,700 per month in management fees through June 30, 2004.

         Cost of Services. The consolidated cost of services decreased by $32.8 million, or 84% from the year ended July 31, 2002 to the year ended July 31, 2003. The decrease in cost of services is a direct result of the decrease in carrier services revenues and private network revenue. As mentioned above, we idled our network in December 2002 and as a result did not generate any revenue or cost of services related to carrier services during the second half of fiscal year 2003. During the same six-month period in fiscal year 2002, we incurred approximately $19.9 million in carrier services cost of services.

         Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $2.1 million, or 30% between periods. The decrease can mainly be attributed to the termination of approximately 27 employees associated with carrier services business unit and network services in January 2003. The termination of these employees resulted in a decrease in salaries and wages of approximately $195,000 per month or $1.2 million over the second half of fiscal year 2003. Additionally, as a result of the termination of these employees, during the second half of fiscal year 2003, the company recognized a significant decrease in health and business insurance expense of approximately $96,000 per month or $576,000 during the period.

         Impairment losses. During the year ended July 31, 2003, we recorded an impairment loss totaling approximately $418,000. The impairment losses during the fiscal year 2003 can be attributed to the impairment of leasehold improvements and other equipment as a result of idling our network during the second half of fiscal year 2003. In addition during the year ended July 31, 2002 we determined that the estimated future cash flows expected from the concession license and certain equipment and other assets was less than its carrying value. Therefore, we recorded an impairment of approximately $2,039,000 to reduce the recorded value of the concession license and approximately $1,080,000 to reduce the recorded value of equipment and other assets.

         Depreciation and Amortization. Depreciation and amortization decreased by approximately 37% or $726,000 between periods. The decline is related to the fact that much of our equipment had been fully depreciated or impaired.

         Operating Loss. The Company's operating loss decreased approximately $2.5 million or 30% from the year ended July 31, 2002 to the year ended July 31, 2003. The decrease is attributed to the decrease between periods in SG&A of $2.1 million and a decrease between periods of impairment expense of approximately $2.7 million. These decreases were offset somewhat by the decrease in gross margin dollars of approximately $3.3 million between periods.

         Other Income (expense). Other income decreased approximately $4.4 million between periods from $1.5 million in other income to $2.9 million on other expense during the fiscal year ended July 31, 2003. This change can be attributed to various factors, during the fiscal year 2003, we incurred approximately $1,009,000 in loss from the sale of various telecommunications assets from continuing operations; this loss is attributed to the sale of ATSI Texas and TeleSpan telecommunication equipment by the Chapter 7 Bankruptcy trustee. Additionally, during the fiscal year 2003 we recognized a loss of approximately $511,000 related to the sale of 51% of our ownership in one of our subsidiaries, ATSICOM. We also recognized during fiscal year 2003 additional interest expense of approximately $401,000 associated with the default of ATSI Texas in its capital lease with IBM. We also recognized during fiscal year 2003 approximately $924,000 in interest expense associated with other capital leases and we recognized approximately $52,000 in interest expense associated with various notes payables.

         Loss from discontinued operations. Loss from discontinued operations decreased by $5.9 million between periods, from $8.8 million to $2.9 million during the fiscal year ended July 31, 2003. During fiscal year 2003, we recognized loss from discontinued operations of approximately $2.9 associated with Mexico Telco operations. During fiscal year 2002 we recognized a gain from discontinued operations of approximately $399,000 related to the discontinued operations of the E-commerce operations. Additionally, during fiscal year 2002, we also recognized approximately $9,215,000 of loss from discontinued operations related to the Mexico Telco operations. The Mexico Telco loss from discontinued operations during fiscal year 2002 can mainly be attributed to the recognition of the impairment loss of Computel's goodwill of approximately $3.3 million. Additionally, in fiscal year 2002 we incurred $1.5 million in interest expense associated with the IBM capital lease

         Net gain or loss from sale of discontinued operations. During fiscal year 2003, we recognized a loss from sale of discontinued operations of approximately $962,000 attributable to the loss on the sale of ATSI Mexico and Sinfra. Additionally, during fiscal year 2002, we recognized a gain from the sale of discontinued operations of approximately $1,082,000 associated with gain on sale of GlobalScape.

         Preferred Stock Dividends. During the year ended July 31, 2003, we recorded approximately $653,000 of non-cash dividends related to our cumulative convertible preferred stock. This compares unfavorably to the approximately $472,000 of non-cash dividends recognized during the year ended July 31, 2002. The increase is mainly attributed to the accrual of approximately $284,000 of preferred stock dividends in relation to the redemption letter received from the Series D Preferred Shareholder during fiscal year ended July 31, 2003.

         Net loss to Common Stockholders. The net loss for the year ended July 31, 2003 decreased to $13,236,000 million from $14,990,000 million for the year ended July 31, 2002. The decrease in net loss was due primarily to the idling of our network, not incurring any fixed and variable costs associated with the leasing of satellite sites, connectivity fees and operating a network site during the second half of fiscal year 2003. During the same six-month period in fiscal year 2002, we incurred approximately $20 million or 53 % of the total yearly carrier services variable and fixed costs. Additionally, during the same period we terminated approximately 27 employees associated with the carrier services and network services business unit. The termination of these employees resulted in a decrease in salaries and wages of approximately $195,000 per month or $1.2 million over the second half of fiscal year 2003.

Year Ended July 31, 2002 Compared to Year ended July 31, 2001

         Operating Revenues. Consolidated operating revenues increased 48% between periods from $29 million for the year ended July 31, 2001 to $43.2 million for the year ended July 31, 2002. As demand for our services increased, we began adding capacity to both the switch and the network backbone in October 2001. The net effect of our efforts during the year was three of the four highest quarters of revenues in our history.

         Carrier services revenues increased approximately $14.9 million, or 56% from 2001 to 2002. As a result of our efforts to add capacity, the units transported via our network increased from approximately 277 million minutes of traffic during the year ended July 2001 to approximately 458 million minutes of traffic during the period ended July 2002.

         Network services decreased by approximately $758,000 or 28% between years. The decline is attributable to a decreased volume of units transported via our network and the loss of customers in our private network services business between years. In October 2002, we completed the sale of our Costa Rica private network services, which further reduced our networks services revenues in fiscal 2003.

         Cost of Services. Cost of services increased 58% between periods from $24 million for the year ended July 31, 2001 to $39 million for the year ended July 31, 2002. The increase in cost of services is directly attributed to the increase in demand of services from our customers. As discuss in the carrier revenue section, our units of traffic carried during fiscal year 2002 grew by 181 million minutes from the fiscal year ended July 31, 2001.

         Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $58,000, or 1% between periods. The improvement, resulted from management's efforts to cut excess spending by each department during fiscal 2002. As a percentage of revenues, SG&A declined from 24% to 16% period to period.

         Impairment loss. During fiscal 2002 we recorded approximately $3.1 million of impairment loss. During the year ended July 31, 2002 we determined that the estimated future cash flows expected from the concession license and certain equipment and other assets was less than its carrying value. Therefore, we recorded an impairment of approximately $2,039,000 to reduce the recorded value of the concession license and approximately $1,080,000 to reduce the recorded value of equipment and other assets related to ATSI Comunicaciones concession license. No impairment expense was recorded in fiscal 2001.

         Bad Debt Expense. Bad Debt Expense increased by approximately $246,000 between periods due primarily to expense related to write-off of certain receivable from Global Crossing and WorldCom, these two companies filed for bankruptcy and the receivables were consider not collectable during fiscal year 2002.

         Depreciation and Amortization. Depreciation and amortization decreased by approximately 4% or $90,000 between periods due to some of the equipment being fully depreciated during early periods of fiscal 2002.

         Operating Loss. The Company's operating loss increased by approximately $3.4 million due to the impairment loss recorded in fiscal 2002.

         Other Income (expense). Other expense decreased approximately $1.8 million between years. The primary reason for the decrease in other income can be attributed to the restructuring of IBM capital lease in the forth quarter of fiscal 2002. This restructuring resulted in a gain of approximately $1.9 million.

         Loss from discontinued operations. The net loss from our e-commerce operations and retail services (Mexico Telco) net of taxes, during fiscal 2002 was $8,816,000 as compared to a net loss of $5,403,000 for fiscal 2001. During fiscal year 2002 we recognized a gain from discontinued operations of approximately $399,000 related to the discontinued operations of the E-commerce operations. Additionally, during fiscal year 2002, we also recognized approximately $9,215,000 of loss from discontinued operations related to the Mexico Telco business unit. The Mexico Telco loss from discontinued operations during fiscal year 2002 can mainly be attributed to the recognition of the impairment loss of Computel's goodwill of approximately $3.3 million. Additionally, in fiscal year 2002 we incurred $1.5 million in interest expense associated with the IBM capital lease.

      Net gain or loss from sale of discontinued operations. During fiscal year 2002, we recognized a gain from the sale of discontinued operations of approximately $1,082,000 associated with gain on sale of GlobalScape.

         Preferred Stock Dividends. During the year ended July 31, 2002, we recorded approximately $472,000 of non-cash dividends related to our cumulative convertible preferred stock. This compares favorably to the approximate $2.2 million of non-cash dividends and beneficial conversion feature expense recognized during the year ended July 2001.

         Net loss to Common Stockholders. The net loss for the year increased by approximately $2.2 million to $15.0 million from the $12.8 million net loss for the year ended July 2001. The increase was due primarily to the impairment loss of $3.1 million recorded in fiscal 2002 offset somewhat by a significant increase in revenues, which improved our gross margin dollars. An additional offset between years was the reduction in selling, general and administrative expenses and preferred dividends.

Liquidity and Capital Resources

Cash provided by / used in operating activities:

         During the year ended July 31, 2003, we generated cash from operations of approximately $29,000. We generated this positive cash flow from operations as a result of an increase in accrued liabilities and accounts payables of approximately $2.9 million and $3.2 million, respectively. The increase in accrued liabilities and accounts payable is primarily due to the company not being able to generate sufficient cash inflows from operations to cover operating expense, for example direct cost and SG&A expenses. As a result of the company not being able to meet its obligations with various vendors, on December 31, 2002, the Company idled its network and during the second half of the year ended July 31, 2003 we were not able to generate revenue from carrier services. During the same six-month period in fiscal year 2002, we generated approximately $21 million or approximately 50% of the total yearly carrier services revenue. Subsequent to year-end we have signed three new carrier customers and we have generated revenues of approximately $36,000 during the first quarter of fiscal year 2004. However, there can be no assurance that such revenue will continue to be at this level from these customers. We believe that these levels of revenue will not be sufficient to cover operating salaries and general and administrative expense. Currently, as stated below, we depend on the monthly payments of approximately $20,000 from the sale of 51% of ATSI Comunicaciones S.A de C.V. to Telemarketing S.A de C.V. to pay for our monthly SG&A expenses. Currently we generate approximately $45,000 in SG&A expenses. We expect this financial instability and lack of liquidity to continue during the first and second quarter of fiscal year 2004. As a result over the next twelve months we estimate requiring additional funding of approximately $300,000 to compensate for the deficiencies in cash inflows.

Cash provided by / used in investing activities:

         During the year ended July 31, 2003, the Company acquired approximately $281,000 in equipment. This equipment was acquired by our operating entities, ATSI Texas and TeleSpan, Inc during the first quarter for fiscal year 2003. Subsequently this equipment was retained by the bankruptcy trustee when these entities filed for Chapter 11 protection during the third quarter of fiscal year 2003. As previously discussed ATSI (Texas), Inc. and TeleSpan, Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. Additionally, the court ordered joint administration of both cases on April 9, 2003 and subsequently on May 14, 2003 the court converted the cases to Chapter 7 bankruptcies. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. Currently the Chapter 7 trustee controls and manages these two entities. The Chapter 7 trustee administers the liquidation of all of the assets of these entities and the negotiations with all the creditors of record under the bankruptcy. In July 2003, the Chapter 7 trustee enforced its rights under the bankruptcy and sold ATSIMEX and SINFRA, the two foreign subsidiaries owned by ATSI Texas and TeleSpan. The bankruptcy judge approved the sale of these entities to Latingroup Ventures, LLC. The sale price for these entities was $17,500; the Chapter 7 trustee received the funds and is restricting its use to liquidate and close these entities. These bankruptcies did not include the reporting entity (the SEC registrant), and it is excluded from any matters related to these entities. These entities are the sole responsibility of the Chapter 7 trustee.

         Additionally, during the fourth quarter of fiscal year 2003, as discussed below; ATSI Delaware received approximately $440,000 from the sale of 51% of ATSICOM. Of the funds received from the sale of ATSICOM, $200,000 were restricted to pay off ATSICOM's liabilities; the remaining funds were utilized to cover the monthly selling, general and administrative expense associated with restarting carrier services.

Cash flows used in / provided by financing activities:

         During the fiscal year 2003, we had cash outflows of approximately $87,000 towards our capital lease obligations. Additionally, we received approximately $25,000 for the issuance of debt during fiscal year 2003. (See footnote No: 11 to the consolidated financial statements) Furthermore, during fiscal year 2003, we recognized payments related to the issuance of preferred stock and issuance of common stock of approximately $12,000 and $95,000 respectively.

         Overall, the Company's net operating, investing and financing activities during the year ended July 31, 2003 provided an increase of approximately $137,000 in cash balances. We intend to cover our monthly operating expenses with our remaining available cash. However, as discussed previously we are also dependent on the monthly cash payments from the sale of ATSICOM to cover monthly operating expenses.

         The Company's working capital deficit at July 31, 2003 was approximately $17.8 million. This represents an increase of approximately $7.7 million from our working capital deficit at July 31, 2002. The increase is primarily attributed to our deficiency of cash and the accumulation of debt from our various carriers and creditors.

         In May 2002, the Company announced that it had renegotiated its capital lease agreement with IBM. The agreement calls for forty-two payments commencing July 31, 2002, consisting of six payments of $50,000 and thirty-six payments of $75,000. As of the date of this filing, we have made one payment totaling $50,000. As we continue to be in default of the agreement as of July 31, 2003, the entire principal balance of $2.3 million is reflected in current liabilities. As of the date of this filing, IBM Corporation filed a claim against ATSI Texas and TeleSpan, Inc, the two subsidiaries under the Chapter 7 case for the total outstanding balance. The Chapter 7 Bankruptcy trustee is managing the relationship with this creditor and we believe that this liability will be discharged upon termination of the Chapter 7 cases for these entities.

         In May 2002, the Company entered into a Forbearance Agreement with NTFC Capital Corporation related to its capital lease facility. In exchange for a payment of approximately $500,000 NTFC agreed to release GlobalSCAPE, Inc. as a co-borrower under the facility. Additionally, on May 12, 2003 the United States Bankruptcy Court Judge handling the Chapter 7 cases of ATSI Texas and TeleSpan, Inc. ordered the enforcement of the security interest. As a result, NTFC took possession of the equipment under the capital lease and was ordered to release ATSI Texas and ATSI Delaware from any liability. As a result of this judgment we reduced our liabilities under the Chapter 7 case by approximately $1.1 million including accrued interest. As a result, we recognized an impairment loss on the equipment related to this transaction of approximately $232,000 and reduced assets of approximately $1,316,000.

         The Company's current liabilities include approximately $1.3 million of equipment purchased from Northern Telecom, a subsidiary of Nortel Networks in fiscal 2001. Approximately $386,000 of the amount due Northern Telecom is in the form of a note payable, the remaining $850,000 is in accounts payable. In June 2002, the Company reached an agreement with Nortel related to this payable. In return for a reduction of $314,000 in the price of the equipment and additional technical support related to the equipment, ATSI agreed to make payments over a ten-month period beginning July 15, 2002 totaling approximately $936,000. As of the date of this filing, no payments have been made and we have removed the equipment with an original value of approximately $850,000 from our network with the intent of returning the equipment to Northern Telecom. As of the date of this filing, Northern Telecom filed a claim against ATSI Texas and TeleSpan, Inc, the two subsidiaries under the Chapter 7 case, for the total outstanding balance. The Chapter 7 Bankruptcy trustee is managing the relationship with this creditor and we believe that this liability will be discharged upon termination of the Chapter 7 cases for these entities.

         The Company's current obligations also include approximately $1,367,000 owed to the former owners of Grupo Intelcom, S.A. de C.V., the entity purchased by the Company in July 2000 and through which the Company obtained its Mexican long distance concession. Of this amount, $357,000 is included in notes payable and the additional $1,030,000 is included in accrued liabilities.

         Additionally, we also have a note with the taxing authorities in Mexico for $452,459 related to a note assumed through the acquisition of Computel, (see note 23) and a note payable with two related parties for $250,000 and $25,000, respectively. In July 2003, the Company entered into a note payable with a non-related company, in the amount of $62,500. (See footnote No: 11 of the consolidated financial statements for details on these notes payable)

         We believe that, based on our limited availability to capital resources and our current cash balances, that these resources may not be available to support our ongoing operations for the next twelve months or until we are able to generate income from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services. Currently, management will utilize the funds from the sale of ATSICOM to fund operations. As previous discussed, in May 2003, the company entered into a Share Purchase Agreement with Telemarketing de

Mexico, S.A. de C.V. (Telemarketing) whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. (ATISCOM). The agreement provides that there will be an initial payment of $194,000 plus payment of approximately $200,000 of ATSICOM'S liabilities and the remaining purchase price of $747,000 will be paid as follows:

         o Beginning in May 2003 Telemarketing will pay ATSI $20,750 per month for 12 months.
         o Additionally, beginning in May 2004, Telemarketing will pay ATSI $20,750 per month for the next 24 months, contingent on ATSI generating 20,750,000 minutes of monthly traffic through ATSICOM's network. In the event the company does not reach the above-mentioned volume of monthly minutes, the monthly payment will be adjusted based on the same percentage of the shortfall in minutes, until Telemarketing pays the total purchase price. On the other hand, if ATSI exceeds the volume of monthly traffic, Telemarketing can make additional payments, without penalty.

There can be no assurance that we will be able to continue to operate with these funds over the next twelve months or that we will be able to generate sufficient cash from operations to cover our monthly operating expenses. Additionally, there is no assurance that we will be able to raise the additional capital from equity of debt sources required to continue in operations.

Off-Balance Sheet Arrangements and Contractual Obligations

         In April 2003, we entered into a six-month operating lease with BDRC, INC., for the lease of our executive office. In September 2003 we renewed this lease for one more year and will expire in October 2004. Under the lease we will pay annual rent of approximately $42,000 for 3,040 square feet of office space.

Market Risk

         We are subject to several market risks. Specifically, we face commodity price risks and equity price risks.

         Commodity Price Risk
         --------------------

         The carrier services market is an extremely price sensitive environment. The carrier services business over the past twelve months has seen significant reductions in the price per minute charged for transporting minutes of traffic. We might not be able to withstand these pricing pressures as certain of our competitors are much larger and better positioned to withstand these price reductions. Our ability to absorb these price reductions may be dependent on our ability to further reduce our costs of transporting these minutes.

         Equity Price Risks
         ------------------

         Until such time as we are able to consistently produce positive cash flows from operations, we will be dependent on our ability to continue to access debt and equity sources of capital. While history has shown us capable of raising equity sources of capital; future equity financings and the terms of those financings will be largely dependent on our stock price, our operations and the future dilution to our shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                       Page
Consolidated Financial Statements of ATSI Communications, Inc. and Subsidiaries

Report of Tanner + Co....................................................................................................34

Report of Arthur Andersen LLP............................................................................................35

Consolidated Balance Sheets as of July 31, 2002 and 2003.................................................................36

Consolidated Statements of Operations for the Years Ended July 31, 2001, 2002 and 2003...................................37

Consolidated Statements of Comprehensive Loss for the Years Ended July 31, 2001, 2002 and 2003...........................38

Consolidated Statements of Stockholders' Deficit for the Years Ended July 31, 2001, 2002 and 2003........................39

Consolidated Statements of Cash Flows for the Years Ended July 31, 2001, 2002 and 2003...................................40

Notes to Consolidated Financial Statements...............................................................................41


                                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ATSI Communications, Inc.

We have audited the consolidated balance sheets of ATSI Communications, Inc. and subsidiaries as of July 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of ATSI Communications, Inc. and subsidiaries for the year ended July 31, 2001 were audited by other auditors who have ceased operations and whose report dated October 18, 2001 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. As described in Note 23 the Company has restated its 2001 consolidated financial statements to report discontinued operations, in conformity with accounting principles generally accepted in the United States of America. The other auditors reported on the 2001 financial statements before the restatement.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed above, the consolidated financial statements of ATSI Communications, Inc. and subsidiaries as of July 31, 2001 were audited by other auditors who have ceased operations. As described in Note 23, these consolidated financial statements have been restated. We audited the adjustments described in
Note 23 that were applied to restate the 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATSI Communications, Inc. and subsidiaries as of July 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years ended July 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has a working capital deficit, has suffered recurring losses and has a stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ Tanner + Co.

                                                 Salt Lake City, Utah
                                                 October 3, 2003

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

                                    ATSI COMMUNICATIONS, INC.
                                         AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                             (in thousands except share information)

                                                                                    July 31,
                                                                              ---------------------
                                                                                 2002      2003
                                                                              ---------------------
 ASSETS
 ------
 CURRENT ASSETS:
  Cash and cash equivalents                                                   $        3  $    140
  Cash-restricted                                                                      -        88
  Accounts receivable, net of allowance of $189 and $102, respectively               836        44
  Note Receivable-current portion                                                      -       187
  Inventory                                                                           14         -
  Prepaid & Other current assets                                                     331         6
  Assets from discontinued operations                                              3,694       245
                                                                              ---------------------
      Total current assets                                                         4,878       710
                                                                              ---------------------

 PROPERTY AND EQUIPMENT                                                           10,671         -
  Less - Accumulated depreciation and amortization                                (7,166)        -
                                                                              ---------------------
      Net property and equipment                                                   3,505         -
                                                                              ---------------------

 OTHER ASSETS, net
   Note Receivable                                                                     -       100
   Investment in unconsolidated subsidiary                                             -       663
   Concession License, net                                                         2,000         -
   Other                                                                              74        57
                                                                              ---------------------
      Total assets                                                            $   10,457  $  1,530
                                                                              =====================

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 -------------------------------------
 CURRENT LIABILITIES:

  Accounts payable                                                            $    6,082  $  8,029
  Accrued liabilities                                                              2,134     5,518
  Notes payable                                                                      993     1,080
  Convertible debentures                                                               -       275
  Current portion of obligations under capital leases                              3,207     2,207
  Deferred revenue                                                                   111         -
  Liabilities from discontinued operations                                         2,444     1,397
                                                                              ---------------------

      Total current liabilities                                                   14,972    18,506
                                                                              ---------------------

 LONG-TERM LIABILITIES:
  Obligations under capital leases, less current portion                              67         -
  Long Term Advances payable                                                         275         -
  Other                                                                               75         9
                                                                              ---------------------

      Total long-term liabilities                                                    417         9
                                                                              ---------------------

 COMMITMENTS AND CONTINGENCIES                                                         -         -
 REDEEMABLE PREFERRED STOCK:
 Series D Cumulative Preferred Stock, 3000 shares authorized, 742 shares issued and
 outstanding.                                                                        765       151
 Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,455  and
 1,170 shares issued and
 outstanding, respectively                                                         1,415     1,209

 STOCKHOLDERS' DEFICIT:
  Preferred Stock, $0.001 par value, 10,000,000 shares authorized, Series A
  Cumulative Convertible Preferred Stock, 50,000 shares authorized,
  4,370 shares issued and outstanding.                                                 -         -
  Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized,
  7,260 shares issued and outstanding.                                                 -         -
  Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized,
  6,500 shares issued and outstanding.                                                 -         -
  Common stock, $0.001, 200,000,000 shares authorized, 94,790,855 and
  103,638,690 issued and outstanding, respectively                                    95       104
  Additional paid in capital                                                      59,891    60,093
  Accumulated deficit                                                            (67,493)  (80,076)
  Warrants Outstanding                                                             1,031     1,031
  Other Comprehensive (Loss) Income                                                 (636)      503
                                                                              ---------------------
      Total stockholders' deficit                                                 (7,112)  (18,345)
                                                                              ---------------------

      Total liabilities and stockholders' deficit                             $   10,457  $  1,530
                                                                              =====================

        The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                     For the Years Ended July 31,
                                                                2001             2002             2003
                                                          ----------------------------------------------------
OPERATING REVENUES:
Services
      Carrier services                                    $         26,349    $      41,190     $       6,532
      Network services                                               2,714            1,956               417
                                                          ----------------------------------------------------

     Total operating revenues                                       29,063           43,146             6,949

OPERATING EXPENSES:
      Cost of services (exclusive of depreciation and
       Amortization, shown below)                                   24,802           39,077             6,244
      Selling, general and administration                            6,924            6,866             4,803
      Impairment expense                                                 -            3,119               418
      Bad debt expense                                                 142              388                35
      Depreciation and Amortization                                  2,045            1,955             1,229
                                                          ----------------------------------------------------

     Total operating expenses                                       33,913           51,405            12,729
                                                          ----------------------------------------------------

OPERATING LOSS                                                      (4,850)          (8,259)           (5,780)

OTHER INCOME (EXPENSE):
  Other income (expense), net                                          562            1,868               (25)
  Interest expense                                                    (862)            (393)           (1,377)
  Loss from the sale of assets                                           -                -            (1,520)
                                                          ----------------------------------------------------

     Total other income (expense)                                     (300)           1,475            (2,922)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                                        (5,150)          (6,784)           (8,702)

INCOME TAX BENEFIT (EXPENSE)                                             -                -                 -
                                                          ----------------------------------------------------

NET LOSS FROM CONTINUING
OPERATIONS                                                          (5,150)          (6,784)           (8,702)

NET LOSS FROM DISCONTINUED
OPERATIONS                                                          (5,403)          (8,815)           (2,919)
NET GAIN (LOSS) FROM SALE OF DISCONTINUED
OPERATIONS                                                               -            1,082              (962)
                                                          ----------------------------------------------------

NET LOSS                                                  $        (10,553)   $     (14,517)    $     (12,583)
                                                          ====================================================

LESS: PREFERRED DIVIDENDS                                           (2,232)            (472)             (653)
                                                          ----------------------------------------------------

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS                                              $        (12,785)   $     (14,989)    $     (13,236)
                                                          ====================================================

BASIC AND DILUTED LOSS PER SHARE                          $          (0.18)   $       (0.17)    $       (0.13)
                                                          ====================================================
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-BASIC AND DILUTED                         71,180,000       86,275,000       101,767,000
                                                          ====================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)

                                                                   For the the Years ended July 31,
                                                                2001               2002               2003
                                                          ----------------    -------------     -------------
Net loss to common stockholders

  Other comprehensive loss, net of tax:                   $        (12,784)   $     (14,990)    $     (13,236)

  Foreign currency translation adjustment                             (467)             611             1,139
                                                          ----------------    -------------     -------------

Comprehensive loss to common stockholders                 $        (13,251)   $     (14,379)    $     (12,097)
                                                          ================    =============     =============

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / (DEFICIT)
                                 (In thousands)

                                                                                          Notes                           Total
                                                        Additional  Accumu-   Warrants  receivable Cumulative  Deferred    Stock
                         Preferred Stock  Common Stock    Paid In   lated      Out-       from    Translation  Compen-    holders'
                           Shares Amount  Shares Amount   Capital   Deficit   standing  officers   Adjustment  sation    (DEFICIT)
                           ------   ----  ------ -----  ---------  ---------  -------  ----------  ---------  --------   ---------
BALANCE, July 31, 2000         24      -  67,409  $ 67  $  51,625  $ (39,125) $   417   $ (1,108)  $   (779)  $  (119)   $  10,978
Issuances of common shares
  for cash                                 1,942     2        931                                                              933
Issuances of common shares
  for services                                80               33                                                               33
Issuances of common shares
  for liquidating damages                    150              250                                                              250
Issuances of common shares
  for acquisition                                            (457)                                                            (457)
Issuances of preferred
  stock                        16                           1,104                                                            1,104
Conversion of preferred
  stock                       (20)         8,181     8      2,485                                                            2,493
Notes receivable from
  shareholders                            (2,033)   (2)    (1,106)                         1,108                                 0
Conversion of convertible
  debt to common shares                    1,600     2        802                                                              804
Dividends                                                             (1,214)                                               (1,214)
Amortization of equity
  discount                                                  1,612     (1,612)                                                    0
Compensation expense                                          661                                                  107         768
Warrants issued with
  redeemable preferred stock                                                      952                                          952
Warrants issued with
  liquidating damages                                          (5)                                                              (5)
Cumulative effect of
  translation adjustment                                                                               (468)                  (468)
Net loss                                                             (10,553)                                              (10,553)
                           ------   ----  ------ -----  ---------  ---------  -------  ----------  ---------  --------   ---------
BALANCE, July 31, 2001         20      -  77,329 $  77  $  57,935  $ (52,504) $ 1,369   $      0   $ (1,247)  $   (12)   $   5,618
Issuances of common shares
  for cash                                   773     1        219                                                              220
Issuances of common shares
  for services                                48               10                                                               10
Issuances of common shares
  for acquisition                          1,062     1       (981)                                                            (980)
Issuances of preferred stock                                  (26)                                                             (26)
Conversion of preferred
  stock                                   15,454    16      2,384                                                            2,400
Notes receivable from
  shareholders                               328     0         12                                                               12
 Dividends                                                              (472)                                                 (472)
Compensation expense                                            0                                                  12           12
Expiration of warrants                                        338                (338)                                           0
Cumulative effect of
  translation adjustment                                                                                611                    611
Net loss                                                             (14,517)                                              (14,517)
                           ------   ----  ------ -----  ---------  ---------  -------  ----------  ---------  --------   ---------
BALANCE, July 31, 2002         20      -  94,994 $  95  $  59,891  $ (67,493) $ 1,031   $      0   $   (636)  $     0    $  (7,112)
Issuances of common shares
  for services                             3,319     3        171                                                              174
Conversion of redemable
  preferred stock                          5,326     6        685                                                              691
Dividends                                                    (653)                                                            (653)
Cumulative effect of
  translation adjustment                                                                              1,139                  1,139
Net loss                                                             (12,583)                                              (12,583)
                           ------   ----  ------ -----  ---------  ---------  -------  ----------  ---------  --------   ---------
BALANCE, July 31, 2003         20      - 103,639 $ 104  $  60,093  $ (80,076) $ 1,031   $      0   $    503   $     0    $ (18,345)
                           ======   ==== ======= =====  =========  ========   =======  ==========  =========  ========   =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                   For the Years Ended July 31,
                                                                             2001             2002              2003
                                                                       ----------------------------------------------------
NET LOSS                                                               $       (10,553)   $       (14,517)  $      (12,583)

Gain on the sale of GlobalSCAPE                                                      -             (1,082)               -
Loss on the sale of 51% of ATSICOM                                                   -                  -              511
Gain on the restructuring of IBM debt                                                -             (1,860)               -
Loss on sale of ATSIMEX & SINFRA                                                     -                  -              962
Loss on disposal of property & equipment                                             -                  -            1,009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Adjustments to reconcile net income to net cash used in
   operating activities-
     Restricted Cash                                                                 -                  -              (88)
     Impairment loss                                                                 -              6,432              418
     Depreciation and amortization                                               4,434              4,599            1,739
     Differed Compensation                                                         372                  -                -
     Deferred compensation                                                         768                 12                -
     Issuance of common stock for services                                           -                 10                -
     Foreign currency (Gain)  loss                                                (326)                 -              661
     Minority Interest                                                            (246)              (244)
     Loss on investment in ATSICOM                                                   -                  -               14
     Provision for losses on accounts receivable                                   241                433              106
     Changes in operating assets and liabilities:
       (Increase) Decrease in accounts receivable                                  121                786              719
       (Increase) Decrease in prepaid expenses and other                          (482)               248              583
       Increase (Decrease) in accounts payable                                    (267)             3,911            3,267
       Increase  (Decrease) in accrued liabilities                                  (3)               780            2,919
      Increase  (Decrease) in deferred revenue                                     (47)               (17)            (108)
                                                                       ----------------------------------------------------
Net cash provided by operating activities                                       (5,988)              (509)             129
                                                                       ----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                            (1,122)            (1,092)            (281)
   Sale of GlobalSCAPE                                                               -              2,250                -
   Cash proceeds sale of ATSICOM                                                     -                  -              440
   Sale of ATSIMEX and SINFRA                                                        -                  -               18
   Acquisition of business, net of cash acquired                                  (102)               (54)               -
                                                                       ----------------------------------------------------

Net cash used in investing activities                                           (1,224)             1,104              177
                                                                       ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                                  776                 83               25
   Net increase in Short term borrowing                                            116                  -                -
   Payments on debt                                                               (560)               (65)               -
   Capital lease Payments                                                       (1,106)            (1,158)             (87)
   Proceeds from advance payables                                                    -                275                -
   Proceeds from issuance of preferred stock.                                    5,639                  -                -
   Payment of expenses related to the issuance of preferred stock                    -                (26)             (12)
   Proceeds from issuance of common stock, net
   of issuance costs                                                               900                220              (95)
                                                                       ----------------------------------------------------

Net cash used in/provided by financing activities                                5,765               (671)            (169)
                                                                       ----------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                 (1,447)               (76)             137
CASH AND CASH EQUIVALENTS, beginning of period                                   1,550                 12                3
CASH AND CASH EQUIVALENTS- Allocated to discontinued operations                    (91)                67                0
                                                                       ----------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                            12                  3              140
                                                                       ====================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements are those of ATSI Communications, Inc., a Delaware Corporation and majority owned subsidiaries (ATSI or the "Company"), as listed below. All significant intercompany transactions and balances were eliminated in consolidation. Our Common Stock was quoted on the American Stock Exchange (AMEX) under the symbol "AI" until January 15, 2003 when the trading of our common stock was halted. On April 24, 2003, the company was delisted by AMEX. As of November 13, 2003 our common stock is traded on the Pink Sheets under the symbol "ATSC".

         Prior to December 31, 2002, we provided retail and carrier communications services within and between the United States (U.S.) and select markets within Latin America. Unfortunately, due to our limited resources we idled our carrier network capacity on December 31, 2002. Additionally, on February 4, 2003 and February 18, 2003, respectively, two of our operating subsidiaries, ATSI-Texas and TeleSpan, Inc. filed for reorganization protection under Chapter 11 of the U.S Bankruptcy Code. Additionally, the court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the case to Chapter 7.

         On May 22, 2003 we entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. (Telemarketing) whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. (ATSICOM).

         On July 02, 2003, the U.S. Bankruptcy Court handling the Chapter 7 cases for ATSI Texas and TeleSpan, Inc. approved the sale of two of its foreign subsidiaries, ATSI-Mexico and SINFRA, to Latingroup Ventures, L.L.C. (LGV), a non-related entity. Under the purchase agreement LGV acquired all the communication centers and assumed all related liabilities. Additionally, under the agreement, LGV acquired the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License owned by SINFRA. The Chapter 7 Bankruptcy Trustee received all the proceeds from the sale of these entities. Due to the bankruptcies and related sales of ATSI Mexico and SINFRA we determined to discontinue the Mexico Telco segment, which consisted primarily of the retail call centers operations.

         The following entities are subsidiaries in which we had ownership
         -----------------------------------------------------------------
during the periods presented.
----------------------------

ATSI Comunicaciones, S.A. de C.V., (ATSI-COM, a Mexican corporation)
--------------------------------------------------------------------

          Currently, we own 49% of ATSI Comunicaciones, S.A de C.V. Under this entity we hold a 30-year concession license. Under the concession license we can provide long distance services and the right to interconnect with local providers in Mexico. As previously mentioned, in May 2003, we sold 51% of ATSICOM to Telemarketing de Mexico, S.A de C.V. See note 20 to the consolidated financial statements.

American TeleSource International, Inc. (ATSI-Texas, a Texas corporation) and
-----------------------------------------------------------------------------
TeleSpan, Inc. (TeleSpan, a Texas corporation)
----------------------------------------------

         Prior to December 31, 2002, these companies operated carrier and network services, but on February 4, 2003 and February 18, 2003 we filed for reorganization protection under Chapter 11 of the U.S Bankruptcy Code. Additionally, the court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the case to Chapter 7. Currently these two entities are not operating, and the bankruptcy trustee is managing the liquidation of all assets owned under these entities and all matters related to the Chapter 7 liquidation process.

American TeleSource  International de Mexico, S.A. de C.V.  (ATSI-Mexico,
-------------------------------------------------------------------------
a Mexican corporation) and Servicios de Infraestructura, S.A. de C.V (Sinfra,
-----------------------------------------------------------------------------
a Mexican corporation)
----------------------

         ATSI-Mexico owns and operates coin-operated public telephones and the communication centers in Mexico utilizing a 20-year comercializadora license, which expires in February 2017. On July 2, 2003, the U.S. Bankruptcy Court handling the Chapter 7 cases for ATSI Texas and TeleSpan, Inc. approved the sale of two of its subsidiaries, ATSI-Mexico and SINFRA, to Latingroup Ventures, L.L.C. (LGV). Under the purchase agreement LGV acquired all the communication centers and assumed all related liabilities. Additionally, under the agreement, LGV acquired the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License and the 20-year Packet Switching Network license owned by SINFRA. The Chapter 7 Bankruptcy Trustee received all the proceeds from the sale of these entities.

Sistema de Telefonia Computarizada, S.A. de C.V(Computel, a Mexican corporation)
--------------------------------------------------------------------------------

         Prior to July 2, 2003, Computel administrated the operation of the communication centers in Mexico, but as a result of the sale of ATSI-Mexico to LGV by the Chapter 7 bankruptcy trustee, all the communication centers are now being managed and operated by Latingroup Ventures, L.L.C (LGV). Currently, Computel is not operating and we do not foresee this entity restarting any business any time in the near future.

ATSI de CentroAmerica (a Costa Rican corporation)
-------------------------------------------------

         In October 2002 the sale of our Costa Rica private network services was completed. As a result this entity is no longer operating and we do not foresee this entity restarting any business any time in the near future.

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

         A) STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation under the recognition and measurement principals of APB Opinion No 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123, "Accounting for Stock-based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations in accounting for its stock option plans. In accordance with APB Opinion. 25, no compensation cost for these plans has been determined. Based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings would have been changed by the following:

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                            STOCK BASED COMPENSATION
                    (In thousands, except per share amounts)

                                                  For the Years Ended July 31,
                                         -------------------------------------------------
                                           2001               2002              2003
                                         -------------------------------------------------
Net loss applicable to common
Stockholders                                  (12,784)            (14,990)         (13,236)

Add: Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                         -                   -                -

Deduct: Total stock based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects              -                (794)            (313)
                                         -------------------------------------------------


Pro forma net loss                            (12,784)            (15,784)         (13,549)
                                         =================================================


Earnings per share

   Basis - as reported                         ($0.18)             ($0.17)          ($0.13)
                                         =================================================

   Basis - pro forma                           ($0.18)             ($0.18)          ($0.12)
                                         =================================================

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                  For the Years Ended July 31,
                                         -------------------------------------------------
                                             2001               2002              2003
                                         -------------------------------------------------
        Expected dividends yield                 0.0%                0.0%             0.0%
        Expected stock price volatility     136%-156%                123%             256%
        Risk-free interest rate                 5.45%               4.92%             2.7%
        Expected life of options           3-10 years          3-10 years       3-10 years
                                         -------------------------------------------------

The weighted average fair value of options granted during 2001, 2002 and 2003 was $.55, $.50 and $.08, respectively

         B) SOURCES OF REVENUE, DIRECT COST AND REVENUE RECOGNITION

         Sources of revenue:
         -------------------

         Carrier Services: We provide termination services to U.S and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico. Typically these telecommunications companies offer their services to the public for local and international long distance services. Revenues from this service accounted for approximately 91% of our overall revenues in fiscal 2001, approximately 95% in fiscal 2002 and 94% in fiscal 2003. As discussed in the business section of this report, in December 2002, we were forced to idle our network and we were not able to restart our carrier services network during the fiscal year ending July 31, 2003. As a result we did not generate any revenue from this source during the second half of the fiscal year ending July 31, 2003.

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

         Direct Cost:
         ------------

         Carrier Services: The Company incurs termination charges, these charges are related to the fees that we are charged by our carriers / vendors for the termination of phone calls into their infrastructure and network, primarily in Mexico.

         Network Services: The Company incurs satellite and fiber optic charges. The satellite and fiber optic charges are incurred as part of the connection links between the customer's different remote locations and sites to transmit data, voice and Internet services.

         Revenue recognition:
         --------------------

         Carrier services revenue is derived through transporting and terminating minutes of telecommunications traffic over our leased VoIP network, or Voice over Internet Protocol. Network services revenue is derived from the network capacity provided to our customers to connect their multiple sites or locations throughout Latin America to transport data, voice and fax transmissions. Revenue is recognized when persuasive evidence of an arrangement exists, service or network capacity has been provided, the price is fixed or determinable, collectibility is reasonably assured and there are no significant obligations remaining.

         C) IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recovered through undiscounted future cash flows. If it is determined that an impairment has occurred based on expected cash flows, such loss is recognized in the statement of operations.

         D) INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         On May 22, 2003 the Company sold 51% of its interest in ATSI Comunicaciones S.A de C.V., (ATSI COM) As of July 31, 2003, the Company has a 49% interest in the profits and equity of ATSICOM, a Mexican Corporation, engaged in providing telecommunications services. The Company has recorded the investment in the unconsolidated subsidiary in conformity with the equity method of accounting. Summarized financial information for this unconsolidated subsidiary is included in Note 6 to the consolidated financial statements.

         E) OTHER ACCOUNTING POLICIES

         Estimates in Financial Statements
         ---------------------------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

         Foreign Currency Translation
         ----------------------------

         Until January 1, 1999, Mexico's economy was designated as highly inflationary. GAAP requires the functional currency of highly inflationary economies to be the same as the reporting currency. Accordingly, the consolidated financial statements of all of our Mexican subsidiaries, whose functional currency is the peso, were remeasured from the peso into the U.S. dollar for consolidation. Monetary and nonmonetary assets and liabilities were remeasured into U.S. dollars using current and historical exchange rates, respectively. The operating activities of these subsidiaries were remeasured into U.S. dollars using a weighted-average exchange rate. The resulting translation gains and losses were charged directly to operations. As of January 1, 1999, Mexico's economy was deemed to be no longer highly inflationary. According to GAAP requirements the change from highly inflationary to non-highly inflationary requires that the nonmonetary assets be remeasured using not the historical exchange rates, but the exchange rate in place as of the date the economy changes from highly inflationary to non-highly inflationary. As such, our non-monetary assets in Mexico have been remeasured using the exchange rate as of January 1, 1999. Subsequent to January 1, 1999, monetary assets and non-monetary assets are translated using current exchange rates and the operating activity of these Mexican subsidiaries remeasured into U.S. dollars using a weighted average exchange rate. The effect of these translation adjustments are reflected in the other comprehensive loss account included in stockholders' deficit section of the balance sheet.

         Concentration of Credit Risk
         ----------------------------

         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management's expectations. The Company maintains cash in bank deposits accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and we do not believe we are exposed to any significant credit risk on cash and cash equivalents.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

         Restricted Cash
         ---------------

         This is the cash that has been collected by the Chapter 7 Bankruptcy Trustee from the sale of various assets from ATSI Texas and TeleSpan Inc. This cash will be utilized by the Bankruptcy Trustees to pay those expense associated with the liquidation of ATSI Texas and TeleSpan, Inc.

         Property and Equipment
         ----------------------

         Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets, which range from one to fifteen years. Expenditures for maintenance and repairs are charged to expense as incurred.

         Income Taxes
         ------------

         Deferred taxes are computed using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

         F) RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued SFAS No. 148 (SFAS 148), "Accounting for Stock-Based Compensation--Transition and Disclosure", amending FASB Statement No. 123 (SFAS 123) "Accounting for Stock-Based Compensation". SFAS 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The adoption of SFAS 148 required additional disclosure in the Company's interim consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to that enterprise no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The Company does not expect the adoption of Interpretation No. 46 to have a material impact on the Company's results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities'. SFAS 149 provides for certain changes in the accounting treatment of derivative contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. Management anticipates that the adoption of SFAS No. 149 will not have a material impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of August 1, 2003. Management anticipates that the adoption of SFAS No. 150 will require that the Series D and Series E Redeemable Preferred Stock will have to be reported as a liability on the balance sheet.

         The Emerging Issues Task Force issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables addressing the allocation of revenue among products and services in bundled sales arrangements. EITF 00-21 is effective for arrangements entered into in fiscal periods after June 15, 2003. The Company does not expect the adoption of EITF No. 00-21 to have a material impact on the Company's future results of operations or financial position.

         3. BANKRUPTCY OF TWO OF OUR OPERATING ENTITIES

         ATSI (Texas), Inc. and TeleSpan, Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. Additionally, the court ordered joint administration of both cases on April 9, 2003 and subsequently on May 14, 2003 the court converted the cases to Chapter 7 bankruptcies. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. These bankruptcies did not include ATSI Delaware, the reporting entity (the SEC registrant). On July 2, 2003, the U.S. Bankruptcy Court handling the Chapter 7 cases for ATSI Texas and TeleSpan, Inc. approved the sale of two of its subsidiaries, ATSI-Mexico and SINFRA, to Latingroup Ventures, L.L.C. (LGV), a non-related party. Under the purchase agreement LGV acquired all the communication centers and assumed all related liabilities. Additionally, under the agreement, LGV acquired the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License and the 20-year Packet Switching Network license owned by SINFRA. The Chapter 7 Bankruptcy Trustee received all the proceeds from the sale of these entities of approximately $17,500. The Chapter 7 Bankruptcy Trustee, will manage the designation of these funds. Upon liquidation of all the assets owned by ATSI Texas and TeleSpan, Inc., the Chapter 7 Trustee will negotiate all claims with creditors.

         The following represents the total assets and liabilities in the Chapter 7 case:

                             ATSI Texas and TeleSpan
               Assets and liabilities under Chapter 7 liquidation
                                 (in thousands)

                                                                July 31, 2003
                                                             -------------------
 CURRENT ASSETS:
  Cash-restricted                                                            88
  Accounts receivable, net of allowance $103                                 37
  Other current assets                                                       57
                                                             -------------------
      Total current assets                                                  182
                                                             -------------------

 CURRENT LIABILITIES:
  Accounts payable                                                        7,673
  Accrued liabilities                                                     2,015
  Notes payable                                                             636
  Capital leases                                                          2,207
                                                             -------------------
      Total current liabilities                                          12,531
                                                             -------------------


         4. GOING CONCERN

         The Company has incurred substantial cumulative net losses, working capital deficits, and negative cash flows since the Company's inception. The auditor's opinion on the consolidated financial statements as of July 31, 2003, calls attention to substantial doubt about the Company's ability to continue as a going concern. For the period from December 17, 1993 to July 31, 2003, the Company has incurred cumulative net losses of approximately $80.1 million. Further, the Company has a working capital deficit of approximately $17.8 million at July 31, 2003. We have limited capital resources available to us, and these resources may not be available to support our ongoing operations until such time as we are able to continuously generate positive cash flows from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

         We are likely to require additional financial resources in the near term and could require additional financial resources in the long-term to support our ongoing operations. We plan on securing funds through equity offerings and entering into lease or long-term debt financing agreements to raise capital. There can be no assurances, however, that such equity offerings or other financing arrangements will actually be consummated or that such funds, if received, will be sufficient to support existing operations until revenue levels are achieved sufficient to generate positive cash flow from operations. If we are not successful in completing additional equity offerings or entering into other financial arrangements, or if the funds raised in such stock offerings or other financial arrangements are not adequate to support us until a successful level of operations is attained, we have limited additional sources of debt or equity capital and would likely be unable to continue operating as a going concern

         5. BASIC AND DILUTED LOSS PER SHARE

         Basic earnings or loss per share is calculated using the weighted average number of common shares outstanding during each period reported. The computation of diluted earnings or loss per share is based on the weighted average number of shares outstanding during the year plus common stock equivalents that would result from the conversion of convertible debt or equity securities into common stock and stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At July 31, 2001, 2002 and 2003, there were 8,106,668,12,476,164 and
8,673,659 total options and warrants outstanding, respectively. If the effect on earnings or loss per share resulting from the common stock equivalents is antidilutive, such common stock equivalents are excluded from the calculation. Preferred stock convertible into 82,810,912, 42,990,537 and 17,867,925 shares of common stock, were outstanding as of July 31, 2001, 2002 and 2003, respectively. For the periods ended July 31, 2001, 2002 and 2003 common stock equivalents were excluded from the computation of diluted loss per share because their effect was antidilutive.

         6. SIGNIFICANT UNCONSOLIDATED AFFILIATE

         The following is the summarized financial information for the Company's unconsolidated affiliate, ATSI Comunicaciones S.A de C.V. (ATSICOM) (in thousands):


                                                                July 31,
                                                             -------------------
                                                                  2003
                                                             -------------------
          Results For Year:
              Gross Revenues                                     $      -
              Gross profit                                       $      -
              Net loss                                           $    (29)

          Year-End Financial Position:
              Current Assets                                     $     64
              Non-current assets                                 $  1,445
              Current liabilities                                $    124
              Non-current liabilities                            $      -

         We recorded a loss in our investment in our significant unconsolidated affiliate (ATSICOM) for the year ended July 31, 2003 of approximately $14,000. The share of income or loss in our investment is recognized using the equity method.

         7. PROPERTY AND EQUIPMENT, NET (at cost)

         Following is a summary of our property and equipment at July 31, 2002 and 2003 (in thousands):



                                       Depreciable lives  July 31, 2002  July 31, 2003
                                         --------------   ------------   -------------
  Telecommunication equipment            10-15 years      $      5,580              -
  Land and buildings                        10 years                 -              -
  Furniture and fixtures                   3-5 years               894              -
  Equipment under capital leases           5-7 years             3,391              -
  Leasehold improvements                   1-5 years               303              -
  Computer equipment                         3 years               503              -
  Other                                    3-5 years                 -              -
                                                          -------------    ----------
  Total                                                         10,671              -
  Less: accumulated depreciation                                (7,166)             -
                                                          -------------    ----------
  Total - property and equipment, net                     $      3,505              -
                                                          ============     ==========

         Depreciation and amortization expense as reported in our Consolidated Statements of Operations includes depreciation expense related to our capital leases. For the years ended July 31, 2001, 2002 and 2003, we recorded approximately $2,045,000, $1,955,000 and $1,229,000 respectively of depreciation expense related to our fixed assets.

          During the second half of fiscal 2003, two of our operating subsidiaries, ATSI-Texas and TeleSpan, Inc. filed for reorganization protection under Chapter 11 of the U.S Bankruptcy Code, on February 4, 2003 and February 18, 2003, respectively. Additionally, the court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the case to Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. As a result of these entities being converted to Chapter 7, the bankruptcy trustee sold all the company's property and equipment in accordance with the Chapter 7 liquidation plan. Accordingly, during the year ended July 31, 2003 we recorded a loss on disposal of assets by the trustee on furniture and fixtures for approximately $179,000 and a loss on disposal of equipment of approximately $830,000.

         8. CONCESSION LICENSE

         Following is a summary of our material intangible asset (in thousands):

                                              July 31, 2002      July 31, 2003
                                            ------------      ---------------
       Concession License                     $   4,482                    -
       Less: accumulated amortization         $    (443)                   -
       Less: impairment                       $  (2,039)                   -
                                            ------------      ---------------
       Total                                  $   2,000                    -

         On May 22, 2003 we entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. (Telemarketing) whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. (ATSICOM). ATSICOM owns 100% of the concession license. As a result of the sale, we no longer consolidate the individual assets and liabilities of ATSICOM, such as the concession license. Instead, we account for our 49% ownership using the equity method. Under the equity method, we record our share of ATSICOM's equity as an investment in joint venture. Our investment is reduced or increased for our share of ATSICOM's income or loss or for our share of equity distributions or contributions.

         9. IMPAIRMENT OF ASSETS

         During the second half of fiscal 2003, two of our operating subsidiaries, ATSI-Texas and TeleSpan, Inc. filed for reorganization protection under Chapter 11 of the U.S Bankruptcy Code, on February 4, 2003 and February

18, 2003, respectively. Additionally, the court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the case to Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. As a result of these entities ceasing operations and based on our evaluation and the anticipated undiscounted cash flows related to such entities, we determined that certain telecom equipment and leasehold improvements were impaired. Accordingly, during the year ended July 31, 2003 we recorded impairment of telecom equipment of approximately $266,000 and impairment of leasehold improvements of approximately $152,000. In addition, during the year ended July 31, 2002 we determined that the expected future cash flows related to the concession license, certain equipment and other assets was less than its carrying value. Therefore, during the year ended July 31, 2002, we recorded an impairment loss related to telecom equipment and other assets totaling approximately $1,080,000 and an impairment loss related to the concession license totaling approximately $2,039,000.

         10. ACCRUED LIABILITIES

         Following is a summary of our accrued liabilities (in thousands):

                                              July 31, 2002   July 31, 2003
                                              -----------------------------
Alfonso Torres (Concession)                           $980         $1,003
Christian, Wukoson, Smith & Jewell                       -           $869
Dividends Series "D"                                     -           $284
Redeemable Preferred Shares Series "D"                   -           $658
Dividends Series "A", "F" and "G"                     $200           $332
Audit fees, penalties, rent and wages                 $102           $105
Bankruptcy-COMDISCO, NTFC & IBM                         $7           $852
Bankruptcy-Rent, Property Taxes & Other               $109           $612
Bankruptcy-Salaries & Wages                           $435           $426
Bankruptcy-Universal Fund Fees                        $301           $301
Bankruptcy-Professional fees                             -            $45
Convertible Debenture Interest                           -            $31
                                              ------------- --------------
                 Accrued Liabilities Total:         $2,134         $5,518
                                              ============= ==============


         11. NOTES PAYABLE

Notes payable are comprised of the following (in thousands) (See terms below):

                                              July 31, 2002    July 31, 2003
                                              ------------------------------

Note payable to a related party                       $250           $250
Note payable to a company                             $386           $386
Note payable to an individual                         $357           $357
                                                         -            $25
Note payable to a related party
Note payable to a company                                -            $62
                                              ------------- -------------
Total current notes payable                           $993         $1,080
                                              ============  =============

         In March 2001, the Company entered into a note payable with a related party, a director of ATSI, in the amount of $250,000, for a period of 90 days, renewable at the note holder's option. The note, which accrues interest at a rate of 9.75% per annum payable monthly until the note is paid in full, was extended throughout fiscal 2001 and 2002. During fiscal 2003, the director resigned from our Board of Directors. Currently, the note is in default.

         In May 2002, the Company entered into a note payable with a vendor for equipment it had originally purchased commencing in June 2000 in the amount of approximately $386,000. The note, which accrues interest beginning July 15, 2002 at the rate of 18%, matured October 15, 2002. During fiscal 2003, the Company did not make any payments and the note is in default. The creditor filed a claim against ATSI Texas in the U.S. Bankruptcy Court for the Western District of Texas; currently the Chapter 7 bankruptcy trustee is managing the case.

         In November 2001, the Company entered into a note payable, in the amount of $357,000 with the former owners of the concession license that was purchased in July 2000. The note called for principal payments of approximately $51,000 per month plus accrued interest. The note, which accrues interest at the rate of prime plus 2%, matured July 19, 2002. On October 1, 2002, the note was amended in its entirety with a revised maturity date of February 2006 and an amended interest rate of 7.75%. The revised note calls for equal monthly payments of principal and interest in the amount of approximately $9,000. During Fiscal 2003, the Company did not make any payments; therefore the note is in technical default and has been classified as current. The holders of this note can demand full payment of the total outstanding principal balance and accrued interest. As of November 13, 2003, the holders of this note have not demanded full payment on this note. Currently we are in negotiations with the note holders to satisfy this obligation in an exchange for equity in the Company. However can me no assurance that a favorable agreement will be reached.

         In December 2002, the Company entered into a note payable with a related party, a director of ATSI, in the amount of $25,000. The note called for 12 monthly payments of approximately $2,000 including interest, commencing on February 1, 2003. The note has an annual interest rate of 7% and a maturity date of January 1, 2004. During Fiscal 2003, the company did not make any payments on this note and the note is in default. The holders of this note can demand full payment of the total outstanding principal balance and accrued interest. As of November 13, 2003, the holder of this note has not demanded full payment on this note. Currently we are in negotiations with the note holder to extend the terms of the no for an additional 12 months. However can me no assurance that a favorable agreement will be reached.

         In July 2003, the Company entered into a note payable with a company, in the amount of approximately $62,000. The note called for 12 monthly payments of approximately $6,000 including interest, commencing on October 1, 2003. The note has an annual interest rate of 12% and a maturity date of September 31, 2004. As of the date of this filing the company has not made any payment towards this debt; therefore, we are in default on the note and has been classified as current. The holders of this note can demand full payment of the total outstanding principal balance and accrued interest. As of November 13, 2003, the holder of this note has not demanded full payment on this note. Currently we are in negotiations with the note holder to satisfy this obligation in an exchange for equity in the Company. However can me no assurance that a favorable agreement will be reached.

         12. CONVERTIBLE SUBORDINATED DEBENTURES

         During fiscal 2002 we received $275,000 of advances without specific terms of repayment or interest. In January 2003 we issued 275 9% Convertible Subordinated Debentures with a face value of $1,000, due January 2005 and warrants to purchase 137,500 shares of common stock in exchange for the $275,000 previously advanced. Each debenture accrues interest at the rate of 9% per annum payable quarterly. The debentures convert into common stock at a conversion price of $0.135 and the warrants are priced at $0.112. At July 31, 2003, the Company was in default of the terms of the debentures for non-payment of quarterly interest.

         13. LEASES

         Operating Leases
         ----------------

         During the first half of fiscal 2003, we leased office space, furniture, equipment and network capacity under noncancelable operating leases and certain month-to-month leases. During the second half of fiscal 2003, ATSI Texas and TeleSpan ceased operations and subsequently filed for Chapter 11 protection in February 2003 and later in May 2003 the case was converted to Chapter 7. As a result of these events, the Company was forced into terminating all operating and capital leases. However, in April 2003, we entered into a six-month operating lease for the Company's new office space. In September 2003 we renewed this lease for one more year and it will expire in October 2004. The monthly rent payment under this operating lease is approximately $3,500.

         Rental expense under operating leases for the years ended July 31, 2001, 2002 and 2003, was approximately $3,194,000, $2,718,000 and $637,000, respectively. Future minimum lease payments of approximately $42,000 are due under the new office space lease during the year ended July 31, 2004.

         Capital Leases
         --------------

          The Company has defaulted on capital leases, which were entered into through its subsidiaries ATSI Texas and TeleSpan. As stated in Note 3, ATSI Texas and TeleSpan filed for Chapter 11 protection in February 2003 and later in May 2003 the case was converted to Chapter 7. Management believes that these leases obligations will be discharged in bankruptcy. However, there can be no assurance that these liabilities will be completely discharged.

         Capital leases comprised as follows (in thousands):

Leases                             July 31, 2002            July 31, 2003
                               -----------------------  -----------------------

Heller Financial                           $        9               $       11
Granite Financial LLC                               1                        -
Imperial Business Credit                            1                        -
IBM Corporation                                 2,384                    2,196
NTFC Corporation                                  812                        -

                               -----------------------  -----------------------
                                           $    3,207               $    2,207
                               =======================  =======================

         Heller Financial
         ----------------

         In May 1999, we secured a capital lease with Heller Financial with a principal balance of approximately $38,000. The proceeds form this lease were you used to acquire a generator set. The lease calls for monthly payments of approximately $1,000 for 45 months and the capital lease called for an annual interest rate of approximately 12%. The total obligation outstanding under said facility at July 31, 2002 and July 31, 2003 were approximately $9,000 and $11,000, respectively. During fiscal 2003, we did not make any payments, and subsequently the creditor filed a claim with the U.S. Bankruptcy Court for the Western District Court of Texas. Currently, the Chapter 7 bankruptcy trustee is managing any negotiations with this creditor.

         Granite Financial LLC
         ---------------------

         In September 1997, we secured a capital lease with Granite Financial with a principal balance of approximately $40,000. The proceeds form this lease were you used to acquire a generator set. The lease calls for monthly payments of approximately $1,000 for 60 months and the capital lease called for an annual interest rate of approximately 11%. This lease was paid in full in August 2002.

         Imperial Business Credit
         ------------------------

         In September 1997, we secured a capital lease with Imperial Business Credit with a principal balance of approximately $50,000. The proceeds form this lease were you used to acquire a some hardware and software. The lease calls for monthly payments of approximately $1,000 for 60 months and the capital lease called for an annual interest rate of approximately 11%. The total obligation outstanding under said facility at July 31, 2002 was approximately $1,000. This lease was paid in full in August 2002.

         IBM Corporation.
         ----------------

         In fiscal 1997 and in fiscal 1998, we through ATSI-Mexico, secured capital lease facilities with IBM de Mexico. These facilities in total approximated $4.625 million and were used to install U.S. standard intelligent pay telephones in various Mexican markets and to increase network capacity. In May 1999 and again in October 2000 we restructured our capital lease obligation with IBM de Mexico by extending the payment of our total obligation. The latest restructuring of October 2000 increased the monthly payments during calendar year 2001 from approximately $108,000 to approximately $159,000 per month. Interest continued to accrue at the rate of approximately 13% per year, with the facility scheduled to be paid off in June 2003. In May 2002, the Company announced that it had completed an additional restructuring of its capital lease agreement with IBM. This restructuring resulted in a reduction in obligations under capital leases of approximately $640,000, a reduction in accrued interest and value added tax of approximately $1.7 million, a reduction in equipment of $487,500 and a gain on restructuring of approximately $1,860,000. The agreement called for forty-two payments commencing August 1, 2002, consisting of six payments of $50,000 and thirty-six payments of $75,000. The total obligation outstanding under said facility at July 31, 2002 and July 31, 2003 was approximately $3,040,000, including accrued interest of approximately $843,000. During fiscal 2003, we did not make any payments, and subsequently the creditor filed a claim with the U.S. Bankruptcy Court for the Western District Court of Texas. Currently, the Chapter 7 bankruptcy trustee is managing any negotiations with this creditor.

         NTFC Corporation.
         ----------------

         In December 1998, we ordered a DMS 250/300 International gateway switch from Northern Telecom, Inc. at a cost of approximately $1.8 million. As of July 31, 1999, we entered into a capital lease transaction with NTFC Capital Corporation, (NTFC) to finance the switch and an additional approximate $200,000 of equipment over a five and a half-year period with payments deferred for six months. Quarterly payments approximate $141,000 and the capital lease has an interest rate of approximately 12%. The lease facility requires that we meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, EBITDA results and debt to equity ratios. The obligation outstanding under said facility at July 31, 2002 and July 31, 2003 was approximately $ 812,000 and $0, respectively. In May 2003, the Judge managing the Chapter 7 case, ordered a motion for relief from automatic stay. Under this court order, the creditor enforced its right to take possession of the secured equipment releasing ATSI Delaware and ATSI Texas of this obligation. The total amount of the obligation released was approximately $1,084,000. As a result, we recognized an impairment loss on the equipment related to this transaction of approximately $232,000 and reduced assets of approximately $1,316,000.

         14. DEFERRED REVENUE

         The Company collects cash from private network customers in advance of providing services in order to partially cover the cost necessary equipment and related installation costs. These advance cash payments are recorded as deferred revenue until such time as the Company has performed services and there is no further significant obligation pertaining to the advance payments. At July 31, 2002 and July 31, 2003 we had approximately $111,000 and $0 of deferred revenues outstanding, respectively.

         15. SHARE CAPITAL

         Common stock
         ------------

         During the year ended July 31, 2001, we issued 11,953,734 common shares. Of this total, 244,999 shares were issued for approximately $102,000 of net cash through the exercise of 249,999 warrants and options, 1,758,663 shares were issued for approximately $832,000 of net cash through the investment option of our Series E Preferred Stock holder, 8,180,379 shares were issued as a result of the conversion of preferred shares, 1,600,000 shares were issued as a result of the conversion of convertible debt and 169,693 shares were issued for services rendered to us. The shares issued for services rendered have not been registered by us, nor do we have any obligation to register such shares.

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

         During the year ended July 31, 2003, we issued 8,644,839 common shares. Of this total, 3,918,680 shares were issued as a result of the conversions of our Series E Preferred Stock and accumulated dividends, 1,272,170 shares were issued as a result of the conversion of our Series F Preferred Stock and accumulated dividends, 135,420 shares were issued as a result of the accumulated dividends of our Series G Preferred Stocks and 3,318,569 shares were issued for services rendered to us. The shares issued for services rendered have not been registered by us, nor do we have any obligation to register such shares.

         As noted in the previous paragraphs we have on occasion granted shares of our common stock in lieu of cash for services rendered by both employees and non-employees. These services have included bonuses, employee commissions and professional fees. The fair value of these services was determined using invoiced amounts and, in lieu of cash, we distributed shares to these parties based upon the market price of our common stock when the services were rendered. These services were expensed in the period in which the services were performed according to the terms of invoices and/or contracted agreements in compliance with accounting principles generally accepted in the United Sates of America.

         Additionally, we have from time to time issued shares in lieu of cash for services rendered related to private equity placements. The contracts with the various parties called for a designated number of shares to be issued based upon the total shares distributed in the private placements.

         No dividends were paid on our common stock during the years ended July 31, 2001, 2002 and 2003.

         Preferred Stock
         ---------------

         Our shareholders of ATSI Canada approved the creation of a class of preferred stock at our annual shareholders meeting on May 21, 1997. This class of preferred stock was authorized, effective June 25, 1997. According to our amended Articles of Incorporation, our board of directors may issue, in series, an unlimited number of preferred shares, without par value. No preferred shares of ATSI Canada have been issued as of July 31, 2003.

         Pursuant to ATSI's Certificate of Incorporation, our board of directors may issue, in series, 10,000,000 of preferred shares, with a par value of $0.001.

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

         Series A Preferred Stock
         ------------------------

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

         In December 1999 and February 2000, we issued 14,370 shares (two issuances of 10,000 shares and 4,370 shares) and 10,000 shares, respectively, of Series A Preferred Stock for cash proceeds of approximately $1.4 million and $1.0 million, respectively. The Series A Preferred Stock accrues cumulative dividends at the rate of 10% per annum payable quarterly. In fiscal 2001, the holder of the 10,000 shares issued in February 2000 elected to convert all their shares and accumulated dividends of approximately $66,000 resulting in the issuance of 576,633 shares of common stock. Additionally, in fiscal 2001, the holder of the 10,000 shares issued in December 1999 elected to convert all their shares and accumulated dividends of approximately $125,000 into shares of common stock resulting in the issuance of 1,458,955 shares of common stock. As of July 31, 2003, 4,370 shares of Series A Preferred Stock remain outstanding for which we have accrued approximately $153,000 for dividends.

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

         Series B Preferred Stock
         ------------------------

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

         Series C Preferred Stock
         ------------------------

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

         Series D Preferred Stock
         ------------------------

         In February 2000, we issued 3,000 shares of Series D Preferred Stock for cash proceeds of approximately $3,000,000. The Series D Preferred Stock accrues cumulative dividends at the rate of 6% per annum payable quarterly. During fiscal 2001, the holder elected to convert 1,358 shares and accumulated dividends of approximately $73,000 resulting in the issuance of 3,946,464 shares of common stock. During fiscal 2002, the holder elected to convert 900 shares and accumulated dividends of approximately $103,000 resulting in the issuance of 4,384,990 shares of common stock. As of July 31, 2003, 742 shares of Series D Preferred Stock remain outstanding, for which we have accrued approximately $151,000 for dividends. Additionally, on January 24, 2003 we received a redemption letter from the Series D Preferred holder, requesting redemption of the remaining 742 outstanding Series D Redeemable Preferred Shares. We have not issued these shares; it is the position of the Company that the investor's shares are not owed. Further the Company has filed a lawsuit against one or more parties to whom the investors share are allegedly owed. We are seeking damages from the parties involved for stock manipulation and fraud.

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

         The terms of our Series D Preferred Stock allow for mandatory redemption by the holder upon certain conditions. The Series D Preferred Stock allows the holder to elect redemption upon the change of control of ATSI at 120% of the sum of $1,300 per share and accrued and unpaid dividends. Additionally, the holder may elect redemption at $1,270 per share plus accrued and unpaid dividends if we refuse to honor conversion notice or if a third party challenges conversion. During the year ended July 31, 2003, we received a redemption letter. As a result we adjusted Series D Preferred Stock to the full redemption amount of approximately $942,000 by recording a dividend of approximately $284,000. In addition the redemption amount was reclassed to accrued liabilities.

         Series E Preferred Stock
         ------------------------

         In October 2000, March 2001 and June 2001 we issued a total of 4,500 shares of Series E Preferred Stock and warrants to purchase 1,636,364 shares of common stock for cash proceeds of approximately $4.5 million. The Series E Preferred Stock does not accrue dividends. In addition, we are obligated to issue 175,000 warrants as a finder's fee to an entity that introduced us to the equity fund at an exercise price of $1.72 per warrant. These warrants expire October 2004. The fair value of the warrants was determined to be $1.27 per warrant and we assigned approximately $868,000 of the proceeds to warrants outstanding in stockholders' equity. The warrants contain a reset provision which call for the exercise price to be reset in October 2001, should the closing bid price on AMEX for the ten days preceding the reset date be lower than the original exercise price. During fiscal 2001, the holder converted 1,010 of the shares outstanding and accumulated interest resulting in the issuance of 2,198,329 shares of common stock. In accordance with the terms of the Investment Option of the Series E Preferred Stock, the holder purchased an additional 1,758,663 shares of common stock for $832,415. In fiscal 2002, the holder converted 2,035 of the shares outstanding and accumulated interest resulting in the issuance of 10,166,006 shares of common stock. In accordance with the terms of the Investment Option of the Series E Preferred Stock, the holder also purchased an additional 773,142 shares of common stock for $220,000.

         During Fiscal 2003, the holder converted 285 of the shares outstanding and accumulated interest resulting in the issuance of 4,121,680 shares of common stock. As of July 31, 2003, 1,170 shares of Series E Preferred Stock remain outstanding.

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

         Series F Preferred Stock
         ------------------------

         In March 2001, we issued 8,175 shares of Series F Preferred Stock for cash proceeds of approximately $818,000 and 1,035 shares for services rendered, 535 of which specifically related to the Series F private placement. The Series F Preferred Stock accrues cumulative dividends at the rate of 15% per annum. In fiscal 2002, holders of 700 of the shares outstanding converted into 274,278 shares of common stock and we issued 320,994 shares of common stock for accumulated dividends during the same year. During fiscal 2003, holders of 1,250 of the shares outstanding converted into 480,770 shares of common stock and we issued 1,272,170 of common stock for accumulated dividends. As of July 31, 2003 we have 7,260 shares of Series F Preferred Stock outstanding for which we have accrued approximately $90,000 for dividends.

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

         Series G Preferred Stock
         ------------------------

         In June 2001, we issued 6,500 shares of Series G Preferred Stock for cash proceeds of $650,000. The Series G Preferred Stock accrues cumulative dividends at the rate of 15% per annum. During fiscal 2002, we issued 301,606 shares of common stock for accumulated dividends. As of July 31, 2003, the entire balance of 6,500 shares of Series G Preferred Stock remains outstanding for which we have accrued approximately $89,375 for dividends.

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

         16. STOCK PURCHASE WARRANTS AND STOCK OPTIONS

          Following is a summary of warrant activity from August 1, 2000 through July 31, 2003:

                                                 Year Ending July 31,
                                      ------------------------------------------
                                        2001          2002            2003
                                      ------------------------------------------
Warrants outstanding, beginning            681,045     5,013,826      4,833,826
Warrants issued                          4,332,781             -              -
Warrants expired                                 -      (180,000)      (325,000)
Warrants exercised                               -             -              -
Warrants outstanding, ending             5,013,826     4,833,826      4,508,826

Warrants outstanding at July 31, 2003 expire as follows:

  Number of Warrants             Exercise Price                Expiration Date
  ------------------             --------------                ---------------
         5,000                       $1.72                     November 1, 2003
        75,000                       $1.06                    November 16, 2003
        852,778                      $0.72                       March 23, 2004
        738,636                      $0.58                        June 11, 2004
        50,000                       $1.25                         July 2, 2004
        800,000                      $0.41                        July 31, 2004
        20,000                       $1.19                   September 24, 2004
        909,091                      $1.72                     October 11, 2004
        181,819                      $1.72                     October 11, 2004
        545,457                      $1.72                     October 11, 2004
        50,000                       $1.72                     October 11, 2004
        175,000                      $1.72                     October 11, 2004
        106,045                      $0.94                     December 8, 2004
------------------------
       4,508,826         Total warrants
------------------------

         On February 10, 1997, the board of directors granted a total of 4,488,000 options to purchase Common Shares to directors and employees of ATSI under the 1997 Stock Option Plan. Certain grants were considered vested based on past service as of February 10, 1997. The 1997 Stock Option Plan was approved by a vote of the stockholders at our Annual Meeting of Shareholders on May 21, 1997.

          In September 1998, our board of directors adopted the 1998 Stock Option Plan. Under the 1998 Stock Option Plan, options to purchase up to 2,000,000 shares of common stock may be granted to employees, directors and certain other persons. The 1997 and 1998 Stock Option Plans are intended to permit us to retain and attract qualified individuals who will contribute to our overall success. The exercise price of all of the options is equal to the market price of the shares of common stock as of the date of grant. The options vest pursuant to the individual stock option agreements, usually 33 percent per year beginning one year from the grant date with unexercised options expiring ten years after the date of the grant. During the year ending July 31, 2001 the board of directors granted a total of 117,500 options to purchase common stock to directors and employees of ATSI under the 1998 Stock Option Plan. During the years ending July 31, 2002 and 2003 no options were issued under the 1998 Stock Option Plan.

         In December 2000, our board of directors adopted the 2000 Incentive Stock Option Plan. Under the 2000 Incentive Stock Option Plan, options to purchase up to 9,800,000 shares of common stock may be granted to employees, directors and certain other persons. Like the 1997 and 1998 Stock Option Plans, the 2000 Incentive Stock Option Plan is intended to permit us to retain and attract qualified individuals who will contribute to our overall success. The exercise price of all of the options is equal to the market price of the shares of common stock as of the date of grant. The options vest pursuant to the individual stock option agreements, usually 33 percent per year beginning one year from the grant date with unexercised options expiring ten years after the date of the grant. The 2000 Incentive Stock Option Plan was approved by a vote of the stockholders at our Annual Meeting of Shareholders on February 7, 2001. On May 7, 2001, the board of directors granted a total of 1,864,000 options to purchase common stock to employees of ATSI. In August 2001, the board approved the granting of additional 3,050,000 in options to directors, officers and employees of ATSI. The Board further approved the granting of an aggregate total of 2,227,499 options to directors, officers and employees in September 2001, December 2001, March 2002 and June 2002. The Board also approved the granting of an additional 630,000 options to directors, officers and employees in September 2002.

         A summary of the status of our 1997, 1998 and 2000 Stock Option Plans for the years ended July 31, 2001, 2002 and 2003 and changes during the periods are presented below:

                                                                 Years Ended July 31,
                              --------------------------------------------------------------------------------------------
    1997 Stock Option Plan
                                           2001                           2002                          2003
                                                 Weighted                       Weighted                       Weighted
                                                 Average                        Average                        Average
                                              Exercise Price                    Exercise                       Exercise
                                  Shares                          Shares         Price          Shares          Price
                              --------------- --------------- --------------- ------------- ---------------- -------------
    Outstanding, beginning
    of year                          312,004      $1.59              202,002     $1.87              202,002     $1.87
    Granted                                -        -                      -       -                      -       -
    Exercised                        (13,000)     $0.58                    -       -                      -       -
    Forfeited                        (97,002)     $2.15                    -       -               (200,002)    $1.87
                                    --------      -----                    -       -              ---------     -----

    Outstanding, end of year         202,002      $1.87              202,002     $1.87                2,000     $0.58
                                     =======      =====              =======     =====                =====     =====
    Options exercisable at
    end of year                      202,002      $1.87              202,002     $1.87                2,000     $0.58
                                     =======      =====              =======     =====                =====     =====
    Weighted average fair
    value of options
    granted during the year                        N/A                            N/A                            N/A
                                                   ===                            ===                            ===


                                                                 Years Ended July 31,
                              --------------------------------------------------------------------------------------------
    1998 Stock Option Plan
                                           2001                           2002                          2003
                              ------------------------------- ----------------------------- ------------------------------
                                                Weighted                        Weighted                       Weighted
                                                 Average                        Average                        Average
                                             Exercise Price                     Exercise                       Exercise
                                 Shares                           Shares         Price          Shares          Price
                              -------------- ---------------- --------------- ------------- ---------------- -------------
    Outstanding,
    beginning of year             1,379,211       $0.70            1,026,840     $0.91       1,015,172           $0.91
                                                                                             =========           =====
    Granted                         117,500       $0.90                    -       -                 -               -
    Exercised                      (231,999)      $0.55                    -       -                 -               -
    Forfeited                      (237,872)      $0.84              (11,668)    $0.78        (662,338)          $0.91
                                  ---------       -----             --------     -----       ---------           -----

    Outstanding, end of year      1,026,840       $0.91            1,015,172     $0.91         352,834           $0.56
                                  =========       =====            =========     =====       =========           =====
    Options exercisable at
    end of year                     417,043       $0.83              891,840     $0.82         342,834           $0.56
                                    =======       =====              =======     =====       =========           =====
    Weighted average fair
    value of options
    granted during the year                       $0.87                           N/A                            N/A
                                                  =====                           ===                            ===


                                                                   Years Ended July 31,
                              -----------------------------------------------------------------------------------------------
    2000 Stock Option Plan
                                           2001                             2002                           2003
                              -------------------------------- ------------------------------- ------------------------------
                                                 Weighted                         Weighted                       Weighted
                                                  Average                          Average                        Average
                                              Exercise Price                      Exercise                       Exercise
                                  Shares                           Shares           Price          Shares          Price
                              --------------- ---------------- ---------------- -------------- --------------- --------------
    Outstanding, beginning
    of year                                -        $ -              1,864,000      $0.56           6,425,165      $0.48
                                                                                                    =========      =====
                                                                     5,277,499
    Granted                        1,864,000       $0.56                            $0.44             630,000      $0.08
    Exercised                              -         -                       -        -                     -        -
    Forfeited                              -         -               (716,334)      $0.49         (3,245,166)      $0.48
                                                                     ---------      -----         -----------      =====
    Outstanding, end of year       1,864,000       $0.56             6,425,165      $0.48           3,809,999      $0.45
                                   =========       =====             =========      =====           =========      =====
    Options exercisable at
    end of year                            -        N/A              1,876,998      $0.59           1,832,222      $0.55
                                                    ===              ---------      =====           =========      =====
    Weighted average fair
    value of options
    granted during the year                        $0.55                            $0.27                          $0.08
                                                   =====                            =====                          =====


         The weighted average remaining contractual life of the stock options outstanding at July 31, 2003 is approximately .4 years for options granted under the 1997 Stock Option Plan, approximately 5.3 years for options granted under the 1998 Stock Option Plan and approximately 8.6 years for options granted under the 2000 Incentive Stock Option Plan.

         The following table summarizes information about stock options and warrants outstanding for all plans at July 31, 2003:

                                                                                  Options and Warrants Exercisable
                      Options and Warrants Outstanding
                      --------------------------------------------------------- --------------------------------------
                                                             Weighted Average
                                                                 Remaining
 Range of Exercise         Number          Weighted Average   Contractual Life                       Weighted Average
       Price             Outstanding       Exercise Price         (Years)       Number Exercisable   Exercise Price
 --------------------- ------------------ ------------------- ------------------ ------------------- ------------------

$0.08 - 0.94                  6,662,292        $0.51               5.73                  4,818,958        $0.53
$1.09 - 1.72                  2,011,367        $1.68               1.13                  2,011,367        $1.68
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
$0.08 - 1.72                  8,673,659        $0.78               4.66                  6,830,325        $0.87
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------

         17. STATEMENT OF CASH FLOWS

         Cash payments and non-cash investing and financing activities during the periods indicated were as follows (in thousands):

                                                   For the Years Ended July 31,
                                                   -----------------------------
                                                    2001       2002        2003
                                                    ----       ----        ----
Cash payments for interest                         $ 911      $ 742       $ 76
Cash payment for income taxes                      $  64      $ 110          -
Non-cash:
Notes receivable and accrued interest issued to
    Exercise options for common shares             $ 101          -          -
Common shares issued for acquisition                   -      $(981)         -
Note incurred in conjunction with acquisition      $ 120          -          -
Conversion of convertible debt to common shares    $ 803          -          -
Capital lease obligations incurred                     -      $ 122          -

         18. EMPLOYEE BENEFIT PLAN

         On January 1, 1999, the Company established a Retirement Plan, which was a qualified employee profit-sharing program. In February 2003, ATSI - Texas and TeleSpan, Inc. filed for reorganization protection under Chapter 11 of the U.S Bankruptcy Code. Additionally, the court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the case to Chapter 7. Currently, the Chapter 7 trustee is managing this plan.

         During the year ended July 31, 2001 and 2002 we made matching contributions of approximately $17,600 and $10,400, respectively. We did not make any contributions during the year ended July 31, 2003. Additionally, no discretionary contributions were made for the fiscal years 2001, 2002 and 2003.

         Following are the terms of the Retirement plan that was in effect during Fiscal year 2002:

         The purpose of the Plan was to provide a program whereby contributions of participating employees and their employers were systematically invested to provide the employees an interest in the Company and to further their financial independence. Participation in the Plan was voluntary and was open to employees of the Company who became eligible to participate upon the completion of a half-year of continuous service. The term of each Plan Year began January 1 and ended December 31.

         Participating employees could contribute from 2% to 15% of their total annual compensation, including bonuses, subject to certain limitations, including a $7,000 annual limitation, subject to inflation. Participants could have elected to make those contributions on a before-tax or after-tax basis, or both, with federal income taxes on before-tax contributions being deferred until a distribution was made to the participant. Participants' contributions of up to 3% of their elective deferrals were matched 25% by the Company. The Company did not match participant's contributions in excess of 3% of their annual compensation. The Employer could also have contributed an additional amount determined in its sole judgment. Such additional contribution, if any, was allocated to each Participant in proportion to his or her Compensation for the Plan Year while a Participant.

         19. ACQUISITIONS

         In July 2000, we acquired Grupo Intelcom, S.A. de C.V., a Mexican company, which owned a long distance license issued by the Mexican government. The terms of the agreement called for us to purchase 100% of the stock of Grupo Intelcom from Alfonso Torres Roqueni (a 51% stockholder) and COMSAT Mexico, S.A.

de C.V., (a 49% stockholder) for a total purchase price of approximately $4,176,000 consisting of $755,000 in cash, $500,000 in the form of a note payable, which was paid off prior to July 31, 2000, 400,000 shares of our common stock valued at approximately $2.5 million and 100,000 warrants exercisable at $6.00 for a period of three years and valued at approximately $440,000. The agreement also provided for an additional payment should the value of ATSI's stock be lower than $5.00 on the first anniversary date. In October 2001, we renegotiated the reset provisions of the original agreement resulting in: 1) a cash liability of approximately $457,000 payable to Mr. Torres, 2) the issuance of 1,062,791 shares of ATSI common stock equivalent to $457,000, 3) 100,000 warrants at an exercise price of $0.32 to be issued and 4) an extension of the original reset provision to the second anniversary date in July 2002. On the second anniversary date the closing stock price was $0.10 resulting in an additional liability of $980,000, which we have recorded as of July 31, 2002. We are currently negotiating with Mr. Torres to satisfy a portion of the outstanding liability in exchange for equity. There can be no assurances, however, that the negotiations will be successful.

         20. SALE 51% OF ATSI COMUNICACIONES S.A DE C.V.

         In May 2003, the company entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. (Telemarketing) whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. (ATSICOM). The agreement provides that there will be an initial payment of $194,000 plus payment of approximately $200,000 of ATSICOM'S liabilities and the remaining purchase price of $747,000 will be paid as follows:

         o Beginning in May 2003 Telemarketing will pay ATSI $20,750 per month for 12 months. As of July 31, 2003, the remaining balance totaled approximately $187,000. This obligation is secured with the stock of ATSICOM and is a non-interest bearing note.
         o    Beginning in May 2004, Telemarketing will pay ATSI $20,750 per month for the next 24 months, contingent on ATSI generating
              20,750,000 minutes of monthly traffic through ATSICOM's network. In the event the company does not reach the above-mentioned volume of monthly minutes, the monthly payment will be adjusted based on the same percentage of the shortfall in minutes, until Telemarketing pays the total purchase price. On the other hand, if ATSI exceeds the volume of monthly traffic, Telemarketing can make additional payments, without penalty.

Additionally, starting in October 2004, Telemarketing will pay ATSI $2,886 per month for the next 18 months and a payment of $48,048 on the 19th month. These payments will reimburse ATSI for payments made on ATSICOM's liabilities, as agreed in the Share Purchase Agreement. As of July 31, 2003, the remaining balance of payments totals approximately $100,000 and is recorded as a long-term non-interest bearing note receivable, secured by the stock of ATSICOM.

Currently the Company is primarily dependent on these funds to supplement any cash from operations.

         21. SALE OF ATSI MEXICO AND SINFRA

         On July 02, 2003, the U.S. Bankruptcy Court overseeing the Chapter 7 cases for ATSI Texas and TeleSpan approved the sale of two of its foreign subsidiaries, ATSI-Mexico and SINFRA to Latingroup Ventures, L.L.C. (LGV), a non-related party. Under the purchase agreement, LGV acquired all the communication centers and assumed all related liabilities. Additionally, under the agreement, LGV" acquired the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License owned by SINFRA. The Chapter 7 Bankruptcy Trustee received all the proceeds from the sale of these entities of approximately $17,500 and the use of these funds is restricted for the Chapter 7 case related expenses. As a result of this transaction, we recognized in ATSI Texas and TeleSpan a loss on the sale of assets of approximately $452,123 on the sale of ATSIMexico and $510,502 on the sale of SINFRA.

         22.      INCOME TAXES

         Income tax expense from continuing operations differs from the amount computed at federal statutory rates as follows:

                                                 Year Ended July 31,
                                                 -------------------
                                           2001          2002           2003
                                           ----          ----           ----
Federal income tax benefit (expense)
   at statutory rate                      $1,751,000   $2,307,000    $2,959,000
Other                                              -     (338,000)            -
Permanent tax differences in connection
   with bankrupt subsidiaries                      -            -     1,764,000
Change in valuation allowance             (1,751,000)  (1,969,000)   (1,195,000)
Income tax benefit (expense)                       -            -             -

         Deferred tax assets (liabilities) are comprised of the following:

                                                      July 31,
                                               2002              2003
                                               ----              ----
Net operating loss carryforward               $7,223,000       $15,403,000
Impairment of Mexican intangible assets       1,779,000                  -
Impairment of U.S. intangible assets and
  equipment                                      408,000                 -
Losses accrued in Mexican subsidiaries         4,739,000                 -
Other                                             94,000            35,000
Valuation allowance                          (14,243,000)      (15,438,000)
Total deferred tax asset (liability)        $          -      $          -

         The Company conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and the Company's liquidity and equity positions. As of July 31, 2002 and 2003, the Company has determined that a valuation allowance is necessary for the entire amount of deferred tax assets.

         At July 31, 2002 and 2003, the Company had net operating loss carryforwards related to U.S. operations of approximately $21,246,000 and $45,303,000 with expiration dates ranging from 2009 through 2023.

         The availability of the net operating loss carryforwards to reduce U.S. federal taxable income is subject to various limitations in the event of an ownership change as defined in Section 382 of the Internal Revenue Code of 1986 (the "Code"). We experienced a change in ownership in excess of 50% as defined in the Code, during the year ended July 31, 1998. This change in ownership limits the annual utilization of NOL under the Code.

         23. DISCONTINUED OPERATIONS

         On June 12, 2002 we discontinued our E-commerce operations through the sale of our majority-owned subsidiary, GlobalSCAPE, Inc. for approximately $2,250,000. The sale of this segment resulted in a gain of approximately $1,100,000.

         Additionally, on July 2, 2003, the bankruptcy Trustee for ATSI Texas & TeleSpan under the Chapter 7 liquidation case sold the stock of ATSI Texas and TeleSpan, Inc. subsidiaries, ATSIMEX and SINFRA; see footnote 21. The trustee received the funds of approximately $18,000 from the sale of these entities. These funds will be used by the trustee to pay those fees associated with managing ATSI Texas and TeleSpan Chapter 7 cases. The sale of these assets resulted in a loss of approximately $963,000.

         For the years ended July 31, 2002 and 2003 assets and liabilities from discontinued operations consist of the following (in thousands):

                                                               July 31,
                                                      --------------------------
                                                          2002          2003
                                                      --------------------------
ASSETS FROM DISCONTINUED OPERATIONS
CURRENT ASSETS:
 Cash and cash equivalents                                    $17            $0
 Accounts receivable, net of allowance of $8                  245             -
 Note Receivable-current portion                                -             -
 Inventory                                                     45             -
 Prepaid & Other current assets                               310             -
                                                      --------------------------
     Total current assets                                     617             -
                                                      --------------------------

PROPERTY AND EQUIPMENT                                      9,231           245
 Less - Accumulated depreciation and amortization          (7,619)            -
     Net property and equipment                             1,612           245
                                                      --------------------------

OTHER ASSETS, net
Goodwill, net                                               1,392             -
 Other                                                         73             -
                                                      --------------------------
     Total assets from discontinued operations:            $3,694          $245
                                                      ==========================

LIABILITIES FROM DISCONTINUED OPERATIONS
CURRENT LIABILITIES:
 Accounts payable                                           1,442           944
 Accrued liabilities                                          523             -
 Notes payable                                                479           453
                                                      --------------------------
     Total current liabilities                              2,444         1,397
                                                      --------------------------
     Total liabilities from discontinued operations:       $2,444        $1,397
                                                      ==========================

         Consolidated Income statement presentation for the years ended July 31, 2001, 2002 and 2003 reflects the elimination of the following E-commerce revenues and the expenses of GlobalSCAPE. And the elimination of retail services revenue and expenses of ATSIMEX for the years ended July 31, 2001, 2002 and 2003 (in thousands):


                                            E-commerce
                                                    For the Year Ending July 31,
                                      ----------------------------------------------------------
                                             2001                2002               2003
                                      ------------------- ------------------- ------------------
E-commerce revenues                             $  5,445            $  4,404             $    -
Costs and expenses                                 6,217               4,208                  -
Net (loss) income before taxes &                   (772)                 196                  -
minority interest
Net (loss) income before minority                  (836)                 195                  -
interest
Net (loss) income                              $   (591)             $   399             $    -

------------------------------------------------------------------------------------------------

                                         Retail Services
                                                    For the Year Ending July 31,
                                      ----------------------------------------------------------
                                             2001                2002               2003
                                      ------------------- ------------------- ------------------
Retail Services revenue                        $  6,837            $  7,555           $  4,543
Costs and expenses                               11,490              16,660              7,383
Net (loss) income before taxes &                 (4,653)             (9,105)            (2,840)
minority interest
Net (loss) income before minority                (4,812)             (9,215)            (2,919)
interest
Net loss                                      $  (4,812)          $  (9,215)         $  (2,919)

------------------------------------------------------------------------------------------------

                                  Total Discontinued Operations
                                                    For the Year Ending July 31,
                                      ----------------------------------------------------------
                                             2001                2002               2003
                                      ------------------- ------------------- ------------------
Retail Services revenue                        $ 12,282            $ 11,959           $  4,543
Costs and expenses                               17,707              20,868              7,383
Net income before taxes & minority               (5,425)             (8,909)            (2,840)
interest
Net loss before minority interest                (5,648)             (9,020)            (2,919)
Net loss                                      $  (5,403)          $  (8,816)         $  (2,919)

------------------------------------------------------------------------------------------------

         24. RISKS AND UNCERTAINTIES AND CONCENTRATIONS

         The Company is subject to regulations by the United States and Mexican Government. And according to our concession requirements, the company is required to maintain approximately $10 million in capital. As of July 31, 2003, ATSICOM does not meet this requirement; as a result we are not in compliance with the concession requirements. Currently, Telemarketing, our partner in the joint venture on ATSICOM is in negotiations with the Mexican government on meeting this requirement.

         Our business is dependent upon key pieces of equipment, switching and transmission facilities capacity from our carriers. Should we experience service interruptions from our underlying carriers, equipment failures or should there be damage or destruction to the Solaridad satellites there would likely be a temporary interruption of our services, which could adversely or materially affect our operations. We believe that suitable arrangements could be obtained with other satellite operators to provide transmission capacity. Although there can be no assurance that such arrangement could be obtained or obtained when needed.

         During the year ended July 31, 2001 and 2002 our carrier services business had one customer, Qwest Communications whose aggregated revenue approximated 70% and 72%, respectively of our total carrier services revenue. Subsequent to December 31, 2002 our carrier services network was idled, and as a result two of our operating subsidiaries, ATSI-Texas and TeleSpan, Inc. filed for reorganization protection under Chapter 11 of the U.S Bankruptcy Code, on February 4, 2003 and February 18, 2003, respectively. Additionally, the Court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the Court converted the case to Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations.

         25. RELATED PARTY TRANSACTIONS

         In February 2000, our board of directors approved a plan, in which $1.1 million was loaned, at a market interest rate, in the aggregate to certain key executive officers to allow them to exercise approximately 2,033,332 of their vested options. During fiscal 2001, the board of directors modified the agreements by extending them for an additional year and changing them to non-recourse notes. As the accounting treatment for non-recourse notes is consistent with the treatment for options outstanding, the Company excluded the shares from its outstanding common stock as of the date of the modification. Upon maturity in fiscal 2002, the Company elected not to renew the notes again and called the notes due. The officers were unable to pay off the notes so the Company retained the shares it had held as collateral upon the original issuance of the note. In June 2002, the Company issued options in the amount of 933,333 and 866,666 to two of the executive officers at an exercise price of $0.58. The options were to vest over a one-year period quarterly and were subject to being accelerated in the event of early termination. In July 2002, upon the termination of one of the officers 933,333 options vested immediately. As of July 31, 2003 all of the 933,333 options are still outstanding, these options will be forfeited if the recipient fails to exercise these options by July 2004.

         During fiscal 2000 and fiscal 2001, we contracted with two companies for billing and administrative services related to carrier services we provide. The companies, which are owned by Tomas Revesz, an ATSI-Delaware director until October 2002, were paid approximately $77,361 and $55,500 for their services during fiscal 2001 and 2002. The monthly fees are capped by the agreement at $18,500 per month. During fiscal 2003, these services were terminated, and as of July 31, 2002 and 2003, the payable due these companies was approximately $78,276. Mr. Revesz, has filed a claim with the U.S. Bankruptcy Court for the Western District of Texas for these payables. Currently the Bankruptcy Trustee under the Chapter 7 case is reviewing the claims filed against the two subsidiaries and will decide how the matters will be handled. Additionally, as of July 31, 2002 and 2003 the Company has a note payable due Mr. Revesz in the amount of $250,000 as detailed in Note 11 to the consolidated financial statements.

         We have entered into a month-to-month agreement with Technology Impact Partners, a consulting firm of which Company director Richard C. Benkendorf is principal and owner. Under the agreement, Technology Impact Partners provides us with various services that include strategic planning, business development and financial advisory services. Under the terms of the agreement, we pay the consulting firm $3,750 per month plus expenses. In November 2000 the agreement was modified and the Company is now billed solely for expenses. At July 31, 2002 and July 31, 2003, we had a payable to Technology Impact Partners of approximately $71,207 and approximately $79,794, respectively.

         In December 2002, the Company entered into a note payable with a related party, a director of ATSI, Mr. John R. Fleming, in the amount of $25,000. The note called for 12 monthly payments of $2,163.17 including interest, commencing on February 1, 2003. The note has an interest rate of 7% annually and a maturity date of January 1, 2004. During Fiscal 2003, the company did not make any payments on this note. Currently, we are in default on the note. Additionally, at July 31, 2003, we had a payable of approximately $35,377 for board fees and related expenses.


         26. LEGAL PROCEEDINGS

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

         In July 2001, we were notified by the Dallas Appraisal District that our administrative appeal of the appraisal of our office in the Dallas InfoMart was denied. The property was appraised at over $6 million dollars. The property involved included our Nortel DMS 250/300 switch, associated telecommunications equipment and office furniture and computers. ATSI was unable to proceed in its appeal of the appraisal due to its failure to pay the taxes under protest. During fiscal 2002 we recorded approximately $260,000 of property tax expense related to our Dallas office. Subsequent to July 31, 2003, the creditor filed a claim with the U.S. Bankruptcy Court for the Western District of Texas for this liability.

         In December 2002, ATSI-Delaware and ATSI the Texas Corporation were both sued in Mexico for an alleged breach of a promissory note. The U.S. companies were guarantors on a promissory note to a Mexican telecommunications carrier. ATSI is vigorously defending the suits in Mexico, which are claiming approximately $200,000. ATSI believes it has a justifiable basis for its position in the litigation and believes that we will be able to resolve the dispute without suffering a material adverse effect on our financial position, although there can be no assurance.

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

         Management has disputes with various vendors, but does not believe that the outcome of the disputes will have a material effect on the financial statements. Also, we are a party to additional claims and legal proceedings arising in the ordinary course of business. We believe it is unlikely that the final outcome of any of the claims or proceedings to which we are a party would have a material adverse effect on our financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on our results of operations in the period in which it occurred.

         27. QUARTERLY FINANCIAL DATA (Net of GlobalSCAPE, Inc., ATSIMEX and SINFRA)

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                    For the Quarters Ended
                                               -----------------------------------------------------------------
                                                 10/31/2002      1/31/2003        4/30/2003       7/31/2003
                                               -----------------------------------------------------------------
OPERATING REVENUES:
Services
      Carrier services                                 $5,436           $1,096               $0              $0
      Network services                                    185              122               70              40
                                               -----------------------------------------------------------------

     Total operating revenues                           5,621            1,218               70              40

OPERATING EXPENSES:
      Cost of services (exclusive of
       depreciation and amortization,
       as shown below)                                  5,005            1,120               86              33
      Selling, general and administration               1,269            2,073              310           1,151
      Impairment expense                                    -                -                -             418
      Bad debt expense                                     13                -               22               -
      Depreciation and Amortization                       407              442              363              17
                                               -----------------------------------------------------------------

     Total operating expenses                           6,694            3,635              781           1,619
                                               -----------------------------------------------------------------

OPERATING LOSS                                         (1,073)          (2,417)            (711)         (1,579)

OTHER INCOME (EXPENSE):
  Other income (expense), net                             (13)              (6)               -              (6)
  Interest expense                                       (193)            (191)            (228)           (765)
  Loss from the sale of assets                              -              (28)               -          (1,492)
                                               -----------------------------------------------------------------

     Total other income (expense)                        (206)            (225)            (228)         (2,263)

LOSS FROM CONTINUING

OPERATIONS BEFORE INCOME TAX                           (1,279)          (2,642)            (939)         (3,842)

INCOME TAX BENEFIT (EXPENSE)                                -                -                -               -
                                               -----------------------------------------------------------------

NET LOSS FROM CONTINUING
OPERATIONS                                             (1,279)          (2,642)            (939)         (3,842)

NET LOSS FROM DISCONTINUED
OPERATIONS                                             (1,650)            (750)            (421)            (98)
NET LOSS FROM SALE OF DISCONTINUED
OPERATIONS                                                  -                -                -            (962)
                                               -----------------------------------------------------------------

NET LOSS                                               (2,929)          (3,392)          (1,360)         (4,902)

LESS: PREFERRED DIVIDENDS                                 (96)             (91)             (91)           (375)
                                               -----------------------------------------------------------------

NET LOSS APPLICABLE  TO COMMON
STOCKHOLDERS                                          ($3,025)         ($3,483)         ($1,451)        ($5,277)
                                               =================================================================

BASIC AND DILUTED LOSS PER SHARE                       ($0.03)          ($0.03)          ($0.01)         ($0.05)
                                               =================================================================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              96,679,000      103,173,000      103,639,000     103,639,000
                                               =================================================================

            The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                                           For the Quarters Ended
                                                -------------------------------------------------------------
                                                  10/31/2001     1/31/2002       4/30/2002      7/31/2002
                                                -------------------------------------------------------------
OPERATING REVENUES:
Services
      Carrier services                                  $9,058        $11,127         $10,827        $10,178
      Network services                                     580            537             442            397
                                                -------------------------------------------------------------
     Total operating revenues                            9,638         11,664          11,269         10,575

OPERATING EXPENSES:
      Cost of services (exclusive of
       depreciation and amortization,
       as shown below)                                   8,237         10,240          10,380         10,220
      Selling, general and administration                1,538          1,711           1,712          1,905
      Impairment expense                                     -              -               -          3,119
      Bad debt expense                                       -             65               8            315
      Depreciation and Amortization                        437            464             508            546
                                                -------------------------------------------------------------

     Total operating expenses                           10,212         12,480          12,608         16,105
                                                -------------------------------------------------------------

OPERATING LOSS                                            (574)          (816)         (1,339)        (5,530)

OTHER INCOME (EXPENSE):
  Other income (expense), net                              (14)            42              (5)         1,845
  Interest expense                                         (63)          (111)            (34)          (185)
  Loss from the sale of assets                               -              -               -              -
                                                -------------------------------------------------------------

     Total other income (expense)                          (77)           (69)            (39)         1,660

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                              (651)          (885)         (1,378)        (3,870)


INCOME TAX BENEFIT (EXPENSE)                                 -              -               -              -
                                                -------------------------------------------------------------

NET LOSS FROM CONTINUING
OPERATIONS                                                (651)          (885)         (1,378)        (3,870)

NET LOSS FROM DISCONTINUED
OPERATIONS                                              (1,478)        (1,479)         (1,012)        (4,847)
NET LOSS FROM SALE OF DISCONTINUED
OPERATIONS                                                   -              -               -          1,082
                                                -------------------------------------------------------------

NET LOSS                                                (2,129)        (2,364)         (2,390)        (7,635)

LESS: PREFERRED DIVIDENDS                                 (145)          (132)            (96)           (99)
                                                -------------------------------------------------------------

NET LOSS APPLICABLE  TO COMMON
STOCKHOLDERS                                           ($2,274)       ($2,496)        ($2,486)       ($7,734)
                                                =============================================================

BASIC AND DILUTED LOSS PER SHARE                        ($0.03)        ($0.03)         ($0.03)        ($0.08)
                                                =============================================================
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                               78,086,000     83,128,000      91,486,000     91,917,000
                                                =============================================================

          The accompanying notes are an integral part of these consolidated financial statements.

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

         .On December 13, 2001, the Company also engaged Ernst & Young to audit the financial statements for the year ended July 31, 2002. During the year ended July 31, 2002 and through the date hereof, there were no disagreements with Ernst & Young on any matters of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the former auditors, would have been referred to in the auditors' report had such a report been issued.

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

         During the year ended July 31, 2000, 2001 and 2002, and through the date hereof, the Company did not consult Tanner + Co. with respect to the application of accounting principles to a specified transaction, proposed or completed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events pursuant to Item 304 (a).

                                    PART III
                                    --------

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Current as of July 31, 2003:
----------------------------
   Name                   Age    Position Held
   ----                   ---    -------------

  Arthur L. Smith          38    President, Chief Executive Officer and Director
  Ruben Caraveo            36    Vice President, Sales and Operations
  Antonio Estrada          29    Corporate Controller
  John R. Fleming          48    Interim Executive Chairman of the Board
  Richard C. Benkendorf    63    Director
  Murray R. Nye            50    Director

Directors and Officers that resigned During Fiscal 2003:
--------------------------------------------------------

  Stephen M. Wagner        46    President, Chief Executive Officer and Director
                                 (Resigned, January 2003)
  J. Christopher Cuevas    37    Interim Chief Financial Officer (Resigned,
                                 April 2003)
  Raymond G. Romero        48    Interim CEO and Director (Feb 2003 to May 2003)
                                 Vice  President, General Counsel and Corporate
                                 Secretary  (Resigned, May 2003)
  Carlos K. Kauachi        62    Director (Resigned, February 2003)
  Darrell O. Kirkland      61    Director (Resigned, February 2003)

Current as of July 31, 2003:
----------------------------

         Arthur L. Smith has served as Chief Executive Officer and Director since May 2003. Mr. Smith also served as President of ATSI-Mexico from August 2002 to January 2003, as Chief Executive Officer and a director of the Company from June 1996 to August 2002 and as President of the Company since its formation in June 1996 to July 1998. Mr. Smith also served as President, Chief Operating Officer and a director of ATSI-Canada since its formation in May 1994. From December 1993 until May 1994, Mr. Smith served in the same positions with Latcomm International Inc., which company amalgamated with Willingdon Resources Ltd. to form ATSI-Canada in May 1994. Mr. Smith has also served as President and Chief Executive Officer of American TeleSource International, Inc., a Texas corporation ("ATSI-Texas"), one of the Company's principal operating subsidiaries, since December 1993. From June 1989 to December 1993, Mr. Smith was employed as director of international sales by GeoComm Partners, a satellite-based telecommunications company located in San Antonio, providing telecommunications services to Latin America. Mr. Smith has over thirteen years experience in the telecommunications industry.

         Ruben R. Caraveo has served as Vice President of Sales and Operations since May 2003. Mr. Caraveo is responsible for Carrier Sales and the delivery of Carrier Services for both the U.S. and Mexico. Mr. Caraveo served as Vice President of Operations from May 2001 to January 2003. Prior to joining ATSI, Mr. Caraveo served as Vice President of Operations and Engineering at Vycera Communications where he was responsible for overseeing all daily operations, including network engineering, marketing, and the network trouble reporting and resolution departments. Ruben's prior experience also includes positions with Worldtel Interactive, Frontier, and WorldCom. Mr. Caraveo is armed with more than fourteen years telecommunications industry experience, specializing in the areas of Network Engineering, Data and Systems Analysis, Product Marketing, and Systems Development. Mr. Caraveo attended California State University, Northridge, School of Engineering

         Antonio Estrada has served as Corporate Controller since May 2003. From January 2002 through January 2003, Mr. Estrada served as Director of International Accounting and Treasurer. From January 2001 to January 2002, Mr. Estrada served in various roles within ATSI, including International Accounting Manager and general Accountant. Prior to joining ATSI in 1999 he served as a Senior Accountant for the Epilepsy Association of San Antonio and South Texas. Mr. Estrada graduated from the University of Texas at San Antonio, with a Bachelors of Business Administration, with a concentration in Accounting.

         John R. Fleming has served as Interim Executive Chairman of the Board since August 2002 and as a Director of ATSI since January 2001. Mr. Fleming is the principal and founder of Vision Corporation, an early-stage investment company that focuses on communications technologies, service and hardware. Prior to forming Vision Corporation, Mr. Fleming served as President, International of IXC Communications, Inc. from April 1998 to December 1999. Immediately prior to that he served as IXC's President of Emerging Markets from December 1997, as Executive Vice President of IXC from March 1996 through November 1997 and as Senior Vice President of IXC from October 1994 through March 1996. He served as Vice President of Sales and Marketing of IXC from its formation in July 1992 until October 1994. Prior to that, Mr. Fleming served as Director of Business Development and Director of Carrier Sales of CTI from 1986 to March 1990 and as Vice President -- Marketing and Sales of CTI from March 1990 to July 1992. Mr. Fleming was a Branch Manager for Satellite Business Systems from 1983 to 1986.

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

Directors and Officers that resigned During Fiscal 2003:
-------------------------------------------------------

         Stephen M. Wagner resigned as Chief Executive Officer and Director in January 2003. Mr. Wagner served as CEO from August 2002 to January 2003. He also served as a director of the Company from October 2001 to January 2003, and as President from August 2001 to January 2003. He also served as Chief Operating Officer from August 2001 to August 2002. Prior to joining ATSI, Mr. Wagner served as President of Qwest Communications International's Local Broadband, Southern Region from November 1999 to March 2001. From December 1997 until June 1998, Mr. Wagner served as Vice President of Wholesale Markets for LCI International and from June 1998 until November 1999, he served in that same role for Qwest Communications upon their acquisition of LCI International. Prior to December 1997, Mr. Wagner served in various senior management positions with USLD Communications including Vice President of Sales, Marketing and Business Development until their acquisition by LCI International on December 31, 1997.

         J. Christopher Cuevas resigned as Interim Chief Financial Officer in April 2003. Mr. Cuevas served as Interim Chief Financial Officer since July 2002 to April 2003. From April 2000 through July 2002, Mr. Cuevas served as V.P. - Corporate Controller and Treasurer. From December 1994 through April 2000, Mr. Cuevas served in various roles within ATSI including Corporate Controller, Director of Reporting and Manager of Financial Reporting. Prior to joining ATSI in December 1994 he served in a variety of roles including; Manager of Financial Reporting for Eastex Energy, Inc., an energy company, from 1991 through 1994, Assistant Controller for King, Chapman, Broussard and Gallagher from 1989 through 1991 and as an auditor with Price Waterhouse LLP from 1987 through 1989.

          Raymond G. Romero resigned as Interim Chief Executive Officer in May 2003. Mr. Romero served as Interim Chief Executive Officer from February 2003 to May 2003. He also served as Vice President, General Counsel and Corporate Secretary from July 2000 to May 2003. From October 1999 through April 2000, Mr. Romero was employed as Vice President, Business Development for Open World Communications, Inc. and from April 1999 through September 1999, he was employed as President of Eurotech International, Inc., both Internet companies. Prior to that time he served in a variety of roles including serving as a Partner with Competitive Strategies Group, Ltd., a telecommunications consulting firm from April 1997 through April 1999 and as Vice President and General Counsel for Ameritech International, an international telecommunications company, from April 1991 through December 1995.

         Carlos K. Kauachi served as a director of the Company from October 1996 to February 2003.

         Darrell O. Kirkland served as a director of the Company from October 2002 to February 2003.

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

         Based on a review of the copies of such forms furnished to the Company and other information, the Company believes that, during the fiscal year ended July 31, 2003, all of its directors and executive officers were in compliance with the applicable filing requirements.

         ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers whose total cash compensation exceeded $100,000 for services rendered in all capacities for the fiscal year ended July 31, 2003 (collectively, the "Named Executive Officers").

                                             Annual Compensation                      Long-Term Compensation
                                     ------------------------------------- ---------------------------------------------
                                                                                  Awards          Payouts
                                                                           ---------------------- ----------
                                                                                      Securities
                                                             Other Annual Restricted  Underlying   LTIP        All Other
       Name and              Fiscal                          Compensation    Stock     Options/    Payout     Compensation
 Principal Position           Year  Salary ($)     Bonus ($)    ($)(1)      Awards ($)   SARs (#)      ($)        ($)
 ------------------          ----  ----------     ---------  -----------  ----------   ---------   -------    ------------
Stephen M. Wagner (2)        2003     $71,154      $30,833          -            -           -        -           -
Chief Executive Officer      2002    $174,327            -          -            -     500,000        -           -
                             2000           -            -          -            -           -        -           -
Arthur L. Smith (3)          2003     $90,808      $14,105          -            -     300,000        -           -
CEO of ATSI Delaware, and    2002     184,058       25,004          -            -   1,166,666        -           -
President, ATSI-Mexico       2001     190,000            -          -            -           -        -           -
Raymond G. Romero (4)        2003     $56,923            -          -            -           0        -           -
Interim CEO & VP, General    2002     137,008            -          -            -     150,000        -           -
Counsel and Business         2001     140,000            -          -            -      50,000        -           -
Development
Ruben Caraveo (5)            2003     $71,154            -          -            -     150,000        -           -
Vice President, Operations   2002     110,504            -          -            -           -        -           -
                             2001      28,308            -          -            -     300,000        -           -
----------

(1) Certain of the Company's executive officers receive personal benefits in addition to salary; however, the Company has concluded that the aggregate amount of such personal benefits does not exceed the lesser of $50,000 or 10% of annual salary and bonus for any Named Executive Officer.

(2) Resigned as CEO and President in January 2003. Also served as Chief Executive Officer of American TeleSource International, Inc., a Texas corporation ("ATSI-Texas"), the Company's principal operating subsidiary during the first half of fiscal 2003. Mr. Wagner's compensation was paid by ATSI-Texas.

(3) In May 2003, Mr. Smith was appointed as CEO and Director of ATSI Delaware. From August 2002 to January April 2003, Mr. Smith served as President of ATSI Mexico. Mr. Smith's compensation was paid by ATSI-Texas until December 2002 and is being paid by ATSI Delaware since May 2003.

(4) Resigned as Interim CEO in May 2003, position he held since February 2003. Mr. Romero's compensation was paid by ATSI-Texas until December 2002. No other compensation was paid.

(5) Served as Vice President of Operations, Mr. Caraveo's compensation was paid by ATSI Texas until December 2002, and is being paid by ATSI Delaware since May 2003.

Employment Agreements

         The Company has entered into employment agreements with certain of its executive officers as follows:

       Name                        Term                    Minimum Annual Salary
       ----                        ----                    ---------------------

 Stephen M. Wagner (1)     August 20, 2001 - August 19, 2002        $185,000
 Arthur L. Smith (2)       August 1, 2001 - July 31, 2002           $140,000
 Ruben Caraveo (3)         May 1, 2001 - April 30, 2002             $115,000


(1) The employment agreement was not renewed during fiscal 2003. Additional, in January 2003, Mr. Wagner resigned from his responsibilities.

(2) The agreement provides for an automatic renewal for an additional one-year term unless notice of termination is given 120 days prior to end of initial term. This employment agreement was not renewed, Currently this individual is still employed with the Company, but as of the year ending July 31, 2003 there is no employment agreement in effect.

(3) The agreement provides for an automatic renewal for an additional one-year term unless notice of termination is given 30 days prior to end of initial term. This employment agreement was not renewed, Currently this individual is still employed with the Company, but as of the year ending July 31, 2003 there is no employment agreement in effect.

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

         As of July 31, 2003, options for 2,000 shares were outstanding under the 1997 Option Plan at a weighted average exercise price of $.58, all of which were exercisable. As of July 31, 2003, 4,463,331 options had been exercised and 451,668 options were forfeited.

1998 Option Plan

         The American TeleSource International, Inc. 1998 Stock Option Plan (the "1998 Option Plan") was adopted in September 1998 by the Board of Directors of the Company and approved December 1998 by the Company's stockholders.

         The 1998 Option Plan terminated on September 9, 2001. No further options will be granted under the 1998 Option Plan. All options outstanding under the 1998 Option Plan on the date of termination will remain outstanding under the 1998 Option Plan in accordance with their respective terms and conditions.

          As of July 31, 2003, options for 352,834 shares were outstanding under the 1998 Option Plan at a weighted average exercise price of $0.56. As of July 31, 2003, 340,334 options were exercisable at a weighted average exercise price of $0.56, 757,254 options had been exercised and 1,104,712 options had been forfeited.

2000 Option Plan

         The ATSI Communications, Inc. 2000 Incentive Stock Option Plan (the "2000 Option Plan") was adopted in December 2000 by the Board of Directors of the Company and approved February 2001 by the Company's stockholders.

         The 2000 Option Plan authorizes the grant of up to 9.8 million incentive stock options and non-qualified stock options to employees, directors and certain other persons. As of July 31, 2003, the Board had granted options to purchase 7,771,499 shares of common stock under the 2000 Option Plan at an exercise price range of $.08-$0.64. As of July 31, 2003, 1,976,665 options were exercisable at a weighted average exercise price of $0.55, no options had been exercised and 3,961,500 options had been forfeited.

Stock Option Grants in Fiscal 2003

         A total of 300,000,150,000 and 90,000 were granted to Mr. Smith, Mr. Caraveo and Mr. Estrada, respectively, during the Company's fiscal year ended July 31, 2003.

Aggregate Option Exercises in Fiscal 2003 and Fiscal Year-End Option Values

         The following table shows stock options exercised by the Named Executive Officers during the fiscal year ended July 31, 2003, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of July 31, 2003. Also reported are the values of "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the Common Stock price as of July 31, 2003.

                               Shares
                              Acquired
                                On           Value          Number of Securities             Value of Unexercised
                                                        Underlying Unexercised Options   In-the-Money Options at FYE ($)
                              Exercise      Realized               at FYE(#)
Name                             (#)           ($)       Exercisable     Unexercisable   Exercisable      Unexercisable
----                             ---           ---       -----------     -------------   -----------      -------------
Stephen M. Wagner (1)             -             -              -               -                -               -
Arthur L. Smith                   -             -         1,099,999         500,000             -               -
Raymond G. Romero (2)             -             -              -               -                -               -
Ruben Caraveo                     -             -          200,000          250,000             -               -
Antonio Estrada                   -             -           50,000          130,000             -               -


(1) In January 2003, Mr. Wagner resigned as CEO and Director of the Company. As a result 950,000 shares/stock options were forfeited.

(2) In May 2003, Mr. Romero resigned as Interim CEO and Director of the company. As a result 350,000 shares/stock options were forfeited.


         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding ownership of the Common Stock as of July 31, 2003 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, that served during Fiscal 2003, (iii) the Chief Executive Officer and each other executive officer of the Company named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.

                                        Amount and Nature of
                                      Beneficial Ownership of
          Name                            Common Stock(1)       Percent of Class

Stephen M. Wagner (2).................                -                  *
Arthur L. Smith (3)...................        3,488,448              3.27%
Raymond G. Romero (4).................                -                  *
Ruben Caraveo (5).....................          200,000                  *
Richard C. Benkendorf (6).............          313,334                  *
John R. Fleming (7)...................          153,334                  *
Carlos K. Kauachi (8).................                -                  *
Murray R. Nye (9).....................          448,344                  *
Darrell O. Kirkland (10)..............                -                  *
All other directors and executive
officers as a group (2 persons)
   (11)...............................          207,500                  *
* Less than 1%

(1) To the knowledge of the Company, each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him. Shares of Common Stock that are not outstanding but that may be acquired by a person upon exercise of options within 60 days of July 31, 2003 are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person but are not deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

(2) In January 2003, Mr. Wagner resigned as CEO and Director of the Company. As a result 950,000 shares/stock options were forfeited. According to the 2000 Stock Option Plan in effect, if the optionee's employment is terminated either by the optionee or by the Company, then the option may be exercised only during the period ending one day prior to three-months following such termination. Since the employee did not exercise those vested options within the permissible time frame all options issued were forfeited as of July 31, 2003.

(3) Includes 200,000 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of July 31, 2003.

(4) In May 2003, Mr. Romero resigned as Interim CEO of the Company. As a result 350,000 shares/stock options were forfeited. According to the 2000 Stock Option Plan in effect, if the optionee's employment is terminated either by the optionee or by the Company, then the option may be exercised only during the period ending one day prior to three-months following such termination. Since the employee did not exercise those vested options within the permissible time frame all options issued were forfeited as of the date of this filing.

(5) Includes 100,000 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of July 31, 2003.

(6) Includes 66,666 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of July 31, 2003.

(7) Included 66,666 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of July 31, 2003.

(8) In February 2003, Mr. Kauachi resigned as a Director of the Company. As a result 290,000 shares/stock options were forfeited. According to the 1998 and 2000 Stock Option Plans in effect, if the optionee's term of service is terminated either by the optionee or by the Company, then the option may be exercised only during the period ending one day prior to three-months following such termination. Since Mr. Kauachi did not exercise those vested options within the permissible time frame all options issued were forfeited as of July 31, 2003.

(9) Includes 66,666 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of July 31, 2003.

(10) In February 2003, Mr. Kirkland resigned as a Director of the Company. No stock options were granted to Mr. Kirkland.

(11) Includes 60,000 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of July 31, 2003.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In February 2000, our board of directors approved a plan, in which $1,040,000 million was loaned to two key executive officers, Mr. Douglas Saathoff and Art Smith to allow them to exercise approximately 2,033,332 of their vested options. The principal balance of the loans to Mr. Saathoff and Mr. Smith were for approximately $540,000 and $500,000, respectively. The note was for a term of 1 year and had annual interest rate of 6%, with a maturity date of February 10, 2001, with an initial payment in cash of 10% of the value of the loan. The initial cash payment received by the Company from Mr. Saathoff and Mr. Smith was approximately $54,000 and $50,000 respectively. During fiscal 2001, the board of directors modified the agreements by extending the agreements for an additional year and changing them to non-recourse notes. Upon maturity in fiscal 2002, the Company elected not to renew the notes again and called the notes due. The officers were unable to pay off the notes so the Company retained the shares it had held as collateral upon the original issuance of the note, additionally the Company retained the initial cash payment received from these officers of approximately $104,000. In June 2002, the Company issued options in the amount of 933,333 and 866,666 to Mr. Saathoff and Mr. Smith, respectively at an exercise price of $0.58. The options were to vest over a one-year period quarterly and were subject to being accelerated in the event of early termination. In July 2002, upon the termination of Mr. Saathoff, 933,333 options vested immediately. As of July 31, 2003 all of the 933,333 options are still outstanding, these options will be forfeited if the recipient fails to exercise these options by July 2004.

         In March 1999, we renewed an agreement with an international consulting firm, of which ATSI-Delaware director Carlos K. Kauachi is president, for international business development support. Under the terms of the agreement, we paid the consulting firm $6,000 per month for a period of twelve months. Upon expiration, the agreement was extended on a month-to-month basis until July 2000 when it was terminated. As of July 31, 2002 and 2003, we have a payable of approximately $52,000 and $51,000 outstanding, respectively.

         During fiscal 2000 and fiscal 2001, we contracted with two companies for billing and administrative services related to carrier services we provide. The companies, which are owned by Tomas Revesz, an ATSI-Delaware director until October 2002, were paid approximately $77,361 and $55,500 for their services during fiscal 2001 and 2002. The monthly fees are capped by the agreement at $18,500 per month. During fiscal 2003, these services were terminated, and as of July 31, 2002 and 2003, the payable due these companies was approximately $78,276. Mr. Revesz, has filed a claim with the U.S. Bankruptcy Court for the Western District of Texas for these payables. Currently the Bankruptcy Trustee under the Chapter 7 case is reviewing the claims filed against the two subsidiaries and expects these liabilities to be discharged, upon the completion of the Chapter 7 case.

         Additionally, as of July 31, 2002 and 2003 the Company has a note payable due Mr. Revesz in the amount of $250,000 as detailed in Note 11 to the consolidated financial statements.

         We have entered into a month-to-month agreement with Technology Impact Partners, a consulting firm of which Company director Richard C. Benkendorf is principal and owner. Under the agreement, Technology Impact Partners provides us with various services that include strategic planning, business development and financial advisory services. Under the terms of the agreement, we pay the consulting firm $3,750 per month plus expenses. In November 2000 the agreement was modified and the Company is now billed solely for expenses. At July 31, 2002 and July 31, 2003, we had a payable to Technology Impact Partners of approximately $71,207 and approximately $79,794, respectively.

         In December 2002, the Company entered into a note payable with a related party, a director of ATSI, Mr. John R. Fleming, in the amount of $25,000, the note called for 12 monthly payments of $2,163.17 including interest, commencing on February 1, 2003. The note has an interest rate of 7% annually and a maturity date of January 1, 2004. During Fiscal 2003, the Company did not make any payments on this note. Currently, we are in negotiations with this individual and expect to complete a new agreement by the end of the fist quarter of Fiscal 2004. Additionally, at July 31, 2003, we had a payable of approximately $35,377 for board fees and related expenses.

         ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of July 31, 2003. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(a)      Financial Statements
         Index to Financial Statements appears on Page 38.

(b) Reports on Form 8-K

         o On October 29, 2002 we announced that a member of our Board of Directors had resigned.

         o On November 15, 2002 we announced that our Board of Directors had approved the dismissal of Ernst & Young LLP and the hiring of Tanner + Co.

         o On June 16, 2003 we announced that the Company entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. (Telemarketing) whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. ("ATISCOM).

         o On June 16, 2003 we announced that Raymond G. Romero, Interim CEO and J. Christopher Cuevas, Interim CFO both resigned. Additionally the Company announced the appointment of Arthur L. Smith as CEO and Director and Antonio Estrada as corporate controller.

         o On June 16, 2003, we announced that on February 4, 2003, two of our subsidiaries, ATSI-Texas and TeleSpan, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Additionally, on April 9, 2003, the court ordered joint administration of both cases. And on May 14, 2003 the Ccourt converted the case to Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. ATSI Communications, Inc., the Delaware incorporated holding company was not included in the bankruptcy.

(c)      Exhibits

3.1 Amended and Restated Certificate of Incorporation of American TeleSource International, Inc., a Delaware corporation (Exhibit 3.3 to Amendment No. 2 to Registration statement on Form 10 (No. 333-05557) of ATSI filed on September 11, 1997)

3.2 Amended and Restated Bylaws of American TeleSource International, Inc. (Exhibit to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

3.3 Amended and Restated Bylaws of American TeleSource International, Inc. (Exhibit to Annual Report on Form 10-K for year ended July 31, 2003 filed November 13, 2003)

4.1 Certificate of Designation, Preferences and Rights of 10% Series A Cumulative Convertible Preferred Stock (Exhibit 10.43 to Annual Report on Form 10-K for year ending July 31, 1999 filed on October 26, 1999)

4.2 Certificate of Designation, Preferences and Rights of 6% Series B Cumulative Convertible Preferred Stock (Exhibit 10.34 to Registration statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.3 Certificate of Designation, Preferences and Rights of 6% Series C Cumulative Convertible Preferred Stock (Exhibit 10.40 to Registration statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.4 Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999 (Exhibit 10.33 to Registration statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.5 Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated July 2, 1999 (Exhibit 10.35 to Registration statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.6 Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999 (Exhibit 10.36 to Registration statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.7 Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999 (Exhibit 10.39 to Registration statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.8 Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated September 24, 1999 (Exhibit 10.41 to Registration statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.9 Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999 (Exhibit 10.42 to Registration statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.10 Amended and Restated 1997 Option Plan (Exhibit 10.30 to Registration statement on Form S-4 (No. 333-47511) filed March 6, 1998)

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

4.18 Promissory Note issued to Four Holdings, Ltd. dated October 17, 1997 (Exhibit 4.7 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.19 Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated February 22, 2000 (Exhibit 4.5 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.20 Certificate of Designation, Preferences and Rights of 6% Series D Cumulative Convertible Preferred Stock (Exhibit 4.6 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.21 Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated February 22, 2000 (Exhibit 4.7 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.22 Common Stock Purchase Warrant issued to Corporate Capital Management LLC by ATSI dated February 22, 2000 (Exhibit 4.8 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.23 Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated February 22, 2000 (Exhibit 4.9 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.24 Securities Purchase Agreement between ATSI and RGC International Investors, LDC dated October 11, 2000 (Exhibit 10.1 to Form 8-K filed October 18, 2000)

4.25 Certificate of Designation, Preferences and Rights of 6% Series E Cumulative Convertible Preferred Stock (Exhibit 10.2 to Form 8-K filed October 18, 2000)

4.26 Certificate of Correction of Certificate of Designation, Preferences and Rights of 6% Series E Cumulative Convertible Preferred Stock (Exhibit 10.3 to Form 8-K filed October 18, 2000)

4.27 2nd Certificate of Correction of Certificate of Designation, Preferences and Rights of 6% Series E Cumulative Convertible Preferred Stock (Exhibit 10.4 to Form 8-K filed October 18, 2000)

4.28 Registration Rights Agreement between ATSI and RGC International Investors, LDC dated October 11, 2000 (Exhibit 10.5 to Form 8-K filed October 18, 2000)

4.29 Stock Purchase Warrant between ATSI and RGC International Investors, LDC dated October 11, 2000 (Exhibit 10.6 to Form 8-K filed October 18,
          2000)

4.30 Certificate of Designation, Preferences and Rights of 15% Series F Cumulative Convertible Preferred Stock (Exhibit 4.30 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.31 Securities Purchase Agreement between ATSI and "Buyers" dated March 21, 2001(Exhibit 4.31 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.32 Stock Purchase Warrant between ATSI and "Buyers" dated March 23, 2001 (Exhibit 4.32 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.33 Certificate of Designation, Preferences and Rights of 15% Series G Cumulative Convertible Preferred Stock (Exhibit 4.33 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.34 Securities Purchase Agreement between ATSI and "Buyers"dated March 21, 2001(Exhibit 4.34 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001

4.35 Stock Purchase Warrant between ATSI and "Buyers" dated March 21, 2001 (Exhibit 4.35 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.36 2000 Option Plan (Exhibit 4.36 to annual Report on Form 10-K for the year ended July 31, 2003 filed November 13, 2003.

4.37 Convertible Debenture Agreement (Exhibit 4.37 to Annual Report on Form 10-K for the year ended July 31, 2003 filed November 13, 2003)

10.1 Agreement with SATMEX (Agreement #095-1) (Exhibit 10.31 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007) filed October 29, 1998)

10.2 Agreement with SATMEX (Agreement #094-1) (Exhibit 10.32 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007) filed October 29, 1998)

10.3 Amendment to Agreement #094-1 with SATMEX (Exhibit 10.3 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25, 2000)

10.4 Amendment to Agreement #095-1 with SATMEX (Exhibit 10.4 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25, 2000)

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

10.24 Commercial Lease with BDRC, Inc (Exhibit 10.24 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 13, 2003)

10.25     Stock Purchase Agreement with Telemarketing (Sale of ATSICOM) (Exhibit
          10.1 to Form 8-K filed June 16, 2003)

10.26 Interconnection Agreement TELMEX and ATSICOM (Exhibit 10.26 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 13,
          2003)

10.27 Carrier Service Agreement Dialmex and ATSI (Exhibit 10.27 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 13,
          2003)

22 Subsidiaries of ATSI (Exhibit 22 to this Annual Report on Form 10-K for year ended July 31, 2003 filed November 13, 2003)

31.1 Certification of our Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. (Exhibit 31.1 to this from 10-K filed on November 13, 2003)

31.2 Certification of our Corporate Controller, under Section 302 of the Sarbanes-Oxley Act of 2002. (Exhibit 31.2 to this from 10-K filed on November 13, 2003)

32.1 Certification of our Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. (Exhibit 32.1 to this from 10-K filed on November 13, 2003)

32.2 Certification of our Corporate Controller, under Section 906 of the Sarbanes-Oxley Act of 2002. (Exhibit 32.2 to this from 10-K filed on November 13, 2003)

99.1 FCC Radio Station Authorization - C Band (Exhibit 10.10 to Registration statement on Form S-4 (No. 333-05557) filed June 7, 1996)

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

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, in San Antonio, Texas on November 13, 2003.

                           AMERICAN TELESOURCE INTERNATIONAL, INC.


                                    By:     /s/ Arthur L. Smith
                                            --------------------
                                            Arthur L. Smith
                                            Chief Executive Officer

                                    By:     /s/ Antonio Estrada
                                            -------------------
                                            Antonio Estrada
                                            Corporate Controller

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 13, 2003.

        Signature                              Title
        ---------                              -----

   /s/ Arthur L. Smith            Chief Executive Officer, Director
   --------------------
                                  (Principal Executive Officer)

   /s/ Antonio Estrada            Corporate Controller (Principal
   --------------------
                                  Accounting and Finance Officer)

   /s/ JOHN R. FLEMING            Interim Executive Chairman of Board, Director
   -------------------

   /s/ RICHARD C. BENKENDORF      Director
   -------------------------

   /s/ MURRAY R. NYE              Director
   -----------------