Form 10-Q
period 2003-10-31
ATSI COMMUNICATIONS INC/DE
filed 2003-12-16
CIK 1014052

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 2003
                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from to

                         Commission File Number 1-15687

                            ATSI COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)



               DELAWARE                                74-2849995
     (State or other jurisdiction                    (IRS Employer
   of incorporation or organization)              Identification No.)

                8600 WURZBACH, SUITE 700W
                     SAN ANTONIO, TEXAS                       78240
          (Address of Principal Executive Offices)          (Zip Code)

                                 (210) 614-7240
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.   X  Yes  No
                                                 ---          ---

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act)      Yes  No  X
                                                   ---         ---

     There were 103,638,690 shares of Common Stock outstanding at December 15, 2003.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2003

                                      INDEX

PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----

Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheets as of July 31, 2003 and
     October 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
     Consolidated Statements of Operations for the Three Months Ended
     October 31, 2002 and 2003 . . . . . . . . . . . . . . . . . . . . . . .  4
     Consolidated Statements of Comprehensive Loss for the Three Months
     Ended October 31, 2002 and 2003 . . . . . . . . . . . . . . . . . . . .  5
     Consolidated Statements of Cash Flows for the Three Months Ended
     October 31, 2002 and 2003 . . . . . . . . . . . . . . . . . . . . . . .  6
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .  7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk . . . . . 14

Item 4. Control and procedures . . . . . . . . . . . . . . . . . . . . . . . 16

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                               ATSI COMMUNICATIONS, INC.
                                                   AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                        (in thousands except share information)


                                                                                              October 31,    July 31,
                                                                                                 2003          2003
                                                                                             -------------  ----------
  ASSETS                                                                                       (unaudited)
  ------
  CURRENT ASSETS:
  Cash and cash equivalents                                                                  $        120   $     140
  Accounts receivable                                                                                   3           7
  Note Receivable-current portion                                                                     125         187
  Prepaid & Other current assets                                                                       12           6
                                                                                             -------------  ----------
       Total current assets                                                                           260         340
                                                                                             -------------  ----------

  OTHER ASSETS, net
  Note Receivable                                                                                     100         100
  Investment in joint venture                                                                         692         663
                                                                                             -------------  ----------
       Total assets                                                                          $      1,052   $   1,103
                                                                                             =============  ==========

  LIABILITIES AND STOCKHOLDERS' DEFICIT
  -------------------------------------
  CURRENT LIABILITIES:
  Pre-petition liabilities of bankrupt subsidiaries, net of assets                           $     12,355   $  12,350
  Accounts payable                                                                                    366         356
  Accrued liabilities                                                                               2,654       2,559
  Notes payable                                                                                       495         445
  Convertible debentures                                                                              275         275
  Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and
  outstanding.                                                                                      1,104       1,093
  Series E Cumulative Preferred Stock, 10,000 shares authorized and 1,170 shares issued and
  Outstanding                                                                                       1,226       1,209
  Liabilities from discontinued operations, net of assets                                           1,152       1,152
                                                                                             -------------  ----------
       Total current liabilities                                                                   19,627      19,439
                                                                                             -------------  ----------

  LONG-TERM LIABILITIES:
  Other                                                                                                57           9
                                                                                             -------------  ----------
       Total long-term liabilities                                                                     57           9
                                                                                             -------------  ----------
  COMMITMENTS AND CONTINGENCIES                                                                         -           -
  STOCKHOLDERS' DEFICIT:
  Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
  Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 4,370 shares
  issued and outstanding.                                                                               -           -
  Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized, 7,260 shares
  issued and outstanding.                                                                               -           -
  Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized, 6,500 shares
  issued and outstanding.                                                                               -           -
  Common stock, $0.001, 200,000,000 shares authorized and 103,638,690
  issued and outstanding                                                                              104         104
  Additional paid in capital                                                                       61,044      61,124
  Accumulated deficit                                                                             (80,282)    (80,075)
  Other Comprehensive Income                                                                          502         502
                                                                                             -------------  ----------
       Total stockholders' deficit                                                                (18,632)    (18,345)
                                                                                             -------------  ----------
       Total liabilities and stockholders' deficit                                           $      1,052   $   1,103
                                                                                             =============  ==========

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                      Three months ended
                                                          October 31,
                                                      2003           2002
                                                  -------------  ------------
OPERATING REVENUES:
Services
      Carrier services                            $         33   $     5,423
      Network services                                      42           197
                                                  -------------  ------------

     Total operating revenues                               75         5,620

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and
amortization, shown below)                                  50         5,004
      Selling, general and administration                  196         1,269
      Bad debt expense                                       4            13
      Depreciation and Amortization                          -           406
                                                  -------------  ------------

     Total operating expenses                              250         6,692
                                                  -------------  ------------

OPERATING LOSS                                            (175)       (1,072)

OTHER INCOME (EXPENSE):
  Other income (expense), net                                1           (13)
  Loss on an unconsolidated affiliate                       (7)            -
  Interest expense                                         (26)         (193)
                                                  -------------  ------------

     Total other income (expense)                          (32)         (206)

LOSS FROM CONTINUING
OPERATIONS                                                (207)       (1,278)

NET LOSS FROM DISCONTINUED
OPERATIONS                                                   -        (1,651)

NET LOSS                                                  (207)       (2,929)
                                                  =============  ============

LESS: PREFERRED DIVIDENDS                                  (94)          (96)
                                                  -------------  ------------

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS                                             ($301)      ($3,025)
                                                  =============  ============

BASIC AND DILUTED LOSS PER SHARE                        ($0.00)       ($0.03)
                                                  =============  ============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              103,639,000    96,679,000
                                                  =============  ============

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (unaudited)


                                           Three months ended
                                               October 31,
                                             2003      2002
                                           -------  ---------

Net loss to common stockholders

  Other comprehensive loss, net of tax:     ($301)   ($3,025)

  Foreign currency translation adjustment       -        224
                                           -------  ---------

Comprehensive loss to common stockholders   ($301)   ($2,801)
                                           =======  =========

                              ATSI COMMUNICATIONS, INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In thousands)
                                     (unaudited)


                                                                   Three months ended
                                                                      October 31,
                                                                    2003      2002
                                                                   -------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                            ($207)   ($2,929)
  Adjustments to reconcile net income to net cash used in
   operating activities-
     Impairment loss                                                    -         89
     Depreciation and amortization                                      -        795
     Foreign currency loss                                              -        326
     Loss on an unconsolidated affiliate                                7          -
     Issuance of Warrants for services                                 14          -
     Provision for losses on accounts receivable                        4         13
     Changes in operating assets and liabilities:
        Decrease in accounts receivable                                 5        453
       (Increase) in prepaid expenses and other                        (6)        (2)
       Increase in accounts payable                                    58      1,075
       Increase in accrued liabilities                                 29        741
       (Decrease) in deferred revenue                                   -        (72)
                                                                   -------  ---------
Net cash used in / provided by operating activities                   (96)       489
                                                                   -------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                    -        (25)
    Cash proceeds sale of ATSICOM                                      62          -
    Investment in ATSICOM                                             (36)         -
                                                                   -------  ---------
Net cash provided by / used in investing activities                    26        (25)
                                                                   -------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                      50          -
   Capital lease Payments                                               -        (87)
   Payment of expenses related to the issuance of preferred stock       -         (6)
   Proceeds from issuance of common stock, net
   of issuance costs                                                    -          5
                                                                   -------  ---------
Net cash provided by / used in financing activities                    50        (88)
                                                                   -------  ---------
NET INCREASE (DECREASE) IN CASH                                       (20)       376
CASH AND CASH EQUIVALENTS, beginning of period                        140         27
CASH AND CASH EQUIVALENTS- Allocated to discontinued operations         -        (94)
                                                                   -------  ---------
CASH AND CASH EQUIVALENTS, end of period                           $  120   $    309
                                                                   =======  =========

                           ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    (In thousands, except per share amounts)

     1.  BASIS  OF  PRESENTATION

     The accompanying unaudited interim financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ATSI Communications Inc. filed with the SEC on Form 10-K. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2003, as reported in the Form 10-K, have been omitted.

     2.  PRE-PETITION LIABILITIES (NET OF ASSETS) OF THE BANKRUPT SUBSIDIARIES

     ATSI (Texas), Inc. and TeleSpan, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries were our primary operating companies and they have ceased operations. These bankruptcies did not include ATSI Communications, Inc., the reporting entity (the SEC registrant). On July 2, 2003, the U.S. Bankruptcy Court handling the Chapter 7 cases for ATSI Texas and TeleSpan, Inc. approved the sale of two of their subsidiaries, ATSI-Mexico and SINFRA, to Latingroup Ventures, L.L.C. (LGV), a non-related party. Under the purchase agreement LGV acquired all the communication centers and assumed all related liabilities. Additionally, under the agreement, LGV acquired the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License and the 20-year Packet Switching Network license owned by SINFRA. The Chapter 7 Bankruptcy Trustee received all the proceeds from the sale of these entities of approximately $17,500. The Chapter 7 Bankruptcy Trustee will manage the designation of these funds. Upon liquidation of all the assets owned by ATSI Texas and TeleSpan, Inc., the Chapter 7 Trustee will negotiate all claims with creditors.

The following represents the pre-petition liabilities (net of assets) in the Chapter 7 case:

                            ATSI Texas and TeleSpan
                     Pre-petition Liabilities, net of assets
                                 (in thousands)


                                    October 31, 2003     July 31, 2003
                                  ---------------------  --------------
CURRENT LIABILITIES:
   Accounts payable               $               7,497  $        7,492
   Accrued liabilities                            2,015           2,015
   Notes payable                                    636             636
   Capital leases                                 2,207           2,207
                                  ---------------------  --------------
       Total current liabilities  $              12,355  $       12,350
                                  ---------------------  --------------

     3.   NOTES PAYABLE

     On October 14, 2003, we signed a consulting agreement with Recap Marketing & Consulting, LLP and we also borrowed and entered into an unsecured convertible promissory note payable in the amount of $50,000. Additionally, on November 25, 2003 we also borrowed $25,000 from Recap Marketing & Consulting, LLP and entered into an unsecured convertible promissory note payable. These notes are secured by the conversion of the Company's warrants to common stock and have an annual interest rate of 12% and maturity dates of April 20, 2004 and May 25, 2004, respectively. Under the consulting agreement we shall pay the Consultant as a fee for their services warrants to purchase up to 3,000,000 shares of the Company's common stock at a predetermined price per share, as follows:


                               Common    Exercise
                               Shares      Price
                              ---------  --------
                              2,000,000  $   0.01
                                500,000  $   0.25
                                250,000  $   0.50
                                250,000  $   0.75


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SPECIAL NOTE: This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. "Forward looking statements" are those statements that describe management's beliefs and expectations about the future. We have identified forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "may," "expect," and "intend." Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the Additional Risk Factors section of the Annual Report Form 10-K and other documents filed with the Securities and Exchange
Commission.  Therefore,  these  types  of  statements may prove to be incorrect.

     The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three months ended October 31, 2003 and 2002. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in the annual report on Form 10-K filed with the SEC on November 13, 2003.

GENERAL

Carrier Services: We provide termination services to U.S and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico. Typically these telecommunications companies offer their services to the public for domestic and international long distance services. The Company incurs termination charges, charges which are related to the fees that we are charged by our carriers / vendors for the termination of phone calls into their infrastructure and network, primarily in Mexico.

Network Services: We offer private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers multiple international offices and branches. The Company incurs satellite and fiber optic charges. The satellite and fiber optic charges are incurred as part of the connection links between the customer's different remote locations and sites to transmit data, voice and Internet services.

     We have incurred operating losses and deficiencies in operating cash flows in each year since our inception in 1994 and expect our losses to continue through July 31, 2003. Our operating losses were $5,780,000 $8,259,000 and $4,850,000 for the years ending July 31, 2003, 2002 and 2001, respectively. We had an operating loss of $175,000, for the quarter ended October 31, 2003 and a working capital deficit of $19,367,000, at October 31, 2003. Due to such losses as well as our recurring losses, as well as the negative cash flows generated from our operations and our substantial working capital deficit, the auditor's opinion on our financial statements as of July 31, 2003 calls attention to substantial doubts about our ability to continue as a going concern. This means that there is substantial doubt that we will be able to continue in business through the end of our next fiscal year, July 31, 2004.

     We have experienced difficulty in paying our vendors and lenders on time in the past, and as a result on December 31, 2002 our carrier network capacity was idled and all of the US employees were terminated. This means that we were not able to generate revenues from carrier services during the second half of the fiscal year ending July 31, 2003. During the quarter ended October 31, 2003 we signed up four new carrier customers and generated approximately $33,000 in revenue. However, there can be no assurance that such revenue will continue to be generated at these levels from these customers.

     Additionally, during the quarter ended October 31, 2003 management continued to pursue different avenues for funding and during the quarter we entered into a short-term promissory note for $50,000. These funds have allowed the Company to pay those operating and corporate expenses that were not covered by our current cash inflows from operations. We will continue to require additional funding until the cash inflows from operations are sufficient to cover the monthly operating expenses. However, there can be no assurance that we will be successful in securing additionally funding over the next twelve months.

     ATSI was founded in 1993. We are an international carrier, serving the rapidly expanding communications markets in and between Latin America and the United States. Our mission is to connect the Americas with exceptional communication services. Our strategy is to become a leading provider of communication services to carriers and businesses in the U.S./Latin American corridor through a high quality, 'next generation' VoIP network established through our partnership with Dialmex.

RESULTS  OF  OPERATIONS

     The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the three-month periods ended October 31, 2002 and 2003.

                                                   Three months ended October 31,
                                                  --------------------------------
                                                        2003            2002
                                                  ---------------  ---------------
                                                        $       %       $      %

Operating revenues
------------------

Services

    Carrier services                              $   33      44%  $  5,423    96%

    Network services                                  42      56%       197     4%
                                                  -------  ------  ---------  ----

Total operating revenues                              75     100%     5,620   100%

Cost of services (exclusive of depreciation and
amortization, shown below)                            50      67%     5,004    89%
                                                  -------  ------  ---------  ----

Gross Margin                                          25      33%       616    11%

Selling, general and
administrative expense                               196     261%     1,269    23%

Bad debt expense                                       4       5%        13     0%

Depreciation and amortization                          -       0%       406     7%
                                                  -------  ------  ---------  ----

Operating loss                                      (175)     (2)    (1,072)  -19%

Other income (expense), net                          (32)    -43%      (206)   -4%
                                                  -------  ------  ---------  ----

Net loss from continuing operations                 (207)   -276%    (1,278)  -23%

Net loss from discontinued operations                  -       0%    (1,651)  -29%

Net loss                                            (207)   -276%    (2,929)  -52%

Less: preferred stock dividends                      (94)   -125%       (96)   -2%
                                                  -------  ------  ---------  ----

Net loss applicable to common shareholders         ($301)   -401%   ($3,025)  -54%
                                                  =======  ======  =========  ====

THREE MONTHS ENDED OCTOBER 31, 2003 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2002

     Operating Revenues. Consolidated operating revenues decreased 99% between periods from $5.6 million for the quarter ended October 31, 2002 to approximately $75,000 for the quarter ended October 31, 2003.

     Carrier services revenues decreased approximately $5.4 million, or 99% from the quarter ended October 31, 2002 to the quarter ended October 31, 2003. Our carrier traffic declined from approximately 68.9 million minutes in the prior fiscal first quarter to approximately 680,480 minutes in the first quarter ended October 31, 2003. The decrease in revenue and carrier traffic can mainly be attributed to the idling of our network during December 2002. During the first quarter of fiscal year 2004, we signed four new customers and generated approximately $33,000 in carrier services revenue. However, there can be no assurance that such revenue will continue to be generated at these levels from these customers.

     Network services revenues decreased approximately 79% or $155,000 from the quarter ended October 31, 2002 to the quarter ended October 31, 2003. During the quarter ended October 31, 2003 we signed up one network service customer and generated approximately $3,705 in revenues from this customer during the quarter. Additionally we also provided network management services to Latin Group Ventures L.L.C. (LGV), a non-related party. Under the agreement with LGV we provide customer service, technical support and manage the collections process of their private network customers. This management agreement initiated on July 1, 2003 and we will generate approximately $12,700 per month in management fees through June 30, 2004. During the quarter ended October 31, 2003 we generated approximately $42,000 in network services revenue. However, there can be no assurance that such revenue will continue to be generated at these levels from these customers.

     Cost of Services. (Exclusive of depreciation and amortization) The consolidated cost of services decreased by approximately $5.0 million, or 99% from the quarter ended October 31, 2002 to the quarter ended October 31, 2003. The decrease in cost of services is a direct result of the decrease in carrier revenue and network services revenue. As mentioned above, we idled our network in December 2002 and our carrier traffic declined from approximately 68.9 million minutes in the first quarter of the prior fiscal year to approximately 680,480 minutes in the quarter ended October 31, 2003, thus reducing our cost of services between quarters.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $1.1 million, or 85% from the quarter ended October 31, 2002 to the quarter ended October 31, 2003. The decrease can mainly be attributed to the termination of all of the employees associated with the carrier services business unit and network services in December 2002. The termination of these employees resulted in a decrease in salaries and wages of approximately $195,000 per month or $585,000 per quarter. Additionally, as a result of the termination of these employees, during the quarter ended October 31, 2003, the company did not incur health and business insurance expense of approximately $96,000 per month or $288,000 associated with these employees.

     Depreciation and Amortization. Depreciation and amortization decreased by approximately 100% or $406,000 from the quarter ended October 31, 2002 to the quarter ended October 31, 2003. The decrease is attributed to the disposition of all capital equipment before the commencement of the quarter ended October 31, 2003.

     Operating Loss. The Company's operating loss decreased by approximately $897,000 or 84% from the quarter ended October 31, 2002 to the quarter ended October 31, 2003. The decrease in operating loss is attributed to the decrease between periods of SG&A of $1,073,000 and the decrease in depreciation and amortization of approximately $406,000. The decrease in SG&A and depreciation and amortization were offset slightly by the reduction in gross margin and bad debt of approximately $591,000 and $9,000, respectively.

     Other Income (expense). Other expense decreased approximately $174,000 from the quarter ended October 31, 2002 to the quarter ended October 31, 2003. The decrease in other income and expense is attributed to the decrease in interest expense of approximately $169,000 recognized during the quarter ended October 31, 2003 associated with various capital leases. During the quarter ended October 31, 2003 the Company did not have any capital leases, thus we did not incur any interest expense associated with capital leases.

     Loss from discontinued operations. Loss from discontinued operations decreased by $1,651,000 between periods, from $1,651,000 for the quarter ended October 31, 2002 to $0 during the quarter ended October 31, 2003. During the quarter ended October 31, 2002, we recognized loss from discontinued operations of approximately $1,651,000 associated with Mexico Telco operations. The Mexico Telco loss from discontinued operations during the quarter ended October 31, 2002 can mainly be attributed to the recognition of approximately $320,000 in severance expense related to the termination of three executives from the Mexico operations, the recognition of $326,000 of foreign currency loss on exchange rate and the recognition of approximately $88,000 of impairment loss of ATSIMEX's goodwill.

     Preferred Stock Dividends. During the quarter ended October 31, 2003, we recorded approximately $94,000 of non-cash dividends related to our cumulative convertible preferred stock compared to the non-cash dividends recognized during the quarter ended 31, October 2002 of approximately $96,000.

     Net loss to Common Stockholders. The net loss for the quarter ended October 31, 2003 decreased to $301,000 from $3,025,000 for the quarter ended
October 31, 2002. The decrease in net loss to common stockholders was due primarily to the idling of our network and not incurring any fixed costs associated with the leasing of satellite sites, connectivity fees and operating a network site during the quarter ended October 31, 2003. During the quarter ended October 31, 2002, we incurred approximately $450,000 of fixed costs. Additionally, as mentioned above SG&A expenses and loss from discontinued operations decreased from the quarter ended October 31, 2002 to the quarter ended October 31, 2003 by approximately $1,073,000 and $1,651,000, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash used in / provided by operating activities: During the quarter ended October 31, 2003, operations consumed approximately $96,000 in cash. This cash consumed by operations is primarily due to operating losses of approximately $207,000. The net loss was somewhat offset by the increase in accounts payable, accrued liabilities and the issuance of warrants for services of approximately $58,000, $29,000 and $14,000, respectively. The increase in accrued liabilities and accounts payable is primarily due to the company recognizing approximately $48,000 in customer deposits from LVG for future services and the accrual of professional fees, board fees and interest expense of approximately $39,000. Additionally, we recognized approximately $14,000 in the issuance of warrants for services related to the consulting agreement entered into with Recap Marketing and Consulting, LLP. Currently we are not generating sufficient revenues from operations to cover our monthly operating salaries and general and administrative expense. We depend on the monthly payments of approximately $20,750 from the sale of 51% of ATSI Comunicaciones S.A de C.V. to Telemarketing S.A de C.V. to pay for our monthly SG&A expenses. Currently we generate approximately $65,000 in SG&A expenses. We expect this financial instability and lack of liquidity to continue during the fiscal year 2004. As a result over the next twelve months we estimate requiring additional funding of approximately $445,000 to compensate for the deficiencies in cash inflows.

Cash used in / provided by investing activities: During the quarter ended October 31, 2003, the Company received approximately $62,000 in payments from the sale of 51% of ATSI Comunicaciones S.A de C.V. to Telemarketing S.A de C.V. Additionally, during the quarter ended we invested approximately $36,000 in ATSI Comunicaciones S.A de C.V. ATSI Comunicaciones S.A de C.V. utilized these proceeds to pay off payroll taxes and professional fees previously agreed upon the sale of ATSICOM to Telemarketing.

Cash flows used in / provided by financing activities: During the quarter ended October 31, 2003 we received approximately $50,000 for the issuance of debt and warrant options.

     Overall, the Company's net operating, investing and financing activities during the fiscal quarter ended October 31, 2003 provided a decrease of approximately $20,000 in cash balances. We intend to cover our monthly operating expenses with our remaining available cash. However, as discussed previously we are also dependent on the monthly cash payments from the sale of ATSICOM to cover monthly operating expenses.

The Company's working capital deficit at October 31, 2003 was approximately $19,367,000. This represents an increase of approximately $268,000 from our working capital deficit at July 31, 2003. The increase is primarily attributed to our deficiency of cash and the accrual of various professional services and interest expense. The Company's working capital deficit at October 31, 2003 included approximately $12,355,000 related to the pre-petition liabilities (net of assets), associated with the Chapter 7 Bankruptcy cases, ATSI Texas and TeleSpan Inc. The adjusted Company's working capital deficit after exclusion of the pre-petition liabilities is approximately $7,012,000.

     The Company's current liabilities include approximately $12,355,000 associated with the pre-petition liabilities related to the two subsidiaries under the Chapter 7 Bankruptcy, ATSI Texas and TeleSpan, Inc. The pre-petition liability balance is composed of the following major liabilities:

     - approximately $3 million in debt owed to IBM Corporation related to a capital lease;
     - approximately $1.3 million debt to Northern Telecom, a subsidiary of Nortel Networks associated with some telecommunications equipment acquired during fiscal year 2001;
     - approximately $5.1 million in debt to various international and domestic telecommunications carriers for services provided during fiscal year 2002 and 2003;
     - approximately $250,000 in property taxes to various taxing entities, approximately $550,000 to Universal Service Fund for telecommunication taxes;
     -    approximately  $250,000  in  a  note  payable;  and
     - approximately $2.4 million associated with rent expense, salaries and wages and professional services to various entities.

     The Company's current obligations also include approximately $1,367,000 owed to the former owners of Grupo Intelcom, S.A. de C.V., the entity purchased by the Company in July 2000 and through which the Company obtained its Mexican long distance concession. Of this amount, $357,000 is included in notes payable and the additional $1,030,000 is included in accrued liabilities.

     Furthermore, the Company's current liabilities also include approximately $1.1 million associated with the Series D Cumulative preferred stock. During the year ended July 31, 2003, we received a redemption letter from the Series D holder requesting the redemption of all the outstanding Series D preferred stock. As a result the full redemption amount of approximately $942,000 and dividends of approximately $158,000 were reclassed to current liabilities.

     Additionally, the Company's current liability includes approximately $1.3 million associated with the Series E Cumulative preferred stock. During the fiscal year ended July 31, 2003, the Company was de-listed from AMEX and according to the terms of the Series E Cumulative preferred stock Certificate of Designation, if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX, the Series E preferred stockholder could request a mandatory redemption of the total outstanding preferred stock. As of the date of this filing we have not received such redemption notice.

     On October 31, 2002 we filed a filed a lawsuit in the Southern District Court of New York against two financial institutions, Rose Glen Capital and Shaar Fund, the holders of Series D and E Redeemable Preferred Stock, for what we believe to be "Stock fraud and manipulation". These liabilities combined for a total of approximately $2.4 million. Accounting rules dictate that these liabilities remain in our books under Current Liabilities until the lawsuit is resolved in the judicial system or otherwise. At this time we cannot predict the outcome or the time frame for this to occur.

     In addition, we also have approximately $1,152,000 of current liabilities (net of assets) associated to the discontinued operations of the retails services unit. This balance is mainly composed of approximately $453,000 owed to the Mexican taxing authorities related to a note assumed through the acquisition of Computel and approximately $944,000 related to income taxes owed as of the quarter ending October 31, 2003. These liabilities are netted against assets with a value of approximately $245,000.

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

     As previous discussed, in May 2003, the company entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. (Telemarketing) whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. (ATISCOM). The agreement provides that there will be an initial payment of $194,000 plus payment of approximately $200,000 of ATSICOM'S liabilities and the remaining purchase price of $747,000 will be paid as follows:

     - Beginning in May 2003 Telemarketing will pay ATSI $20,750 per month for 12 months; and
     - Beginning in May 2004, Telemarketing will pay ATSI $20,750 per month for the next 24 months, contingent on ATSI generating 20,750,000 minutes of monthly traffic through ATSICOM's network. In the event the Company does not reach the above-mentioned volume of monthly minutes, the monthly payment will be adjusted based on the same percentage of the shortfall in minutes, until Telemarketing pays the total purchase price. On the other hand, if ATSI exceeds the volume of monthly traffic, Telemarketing can make additional payments, without penalty.

     Management intends to utilize the funds from the sale of ATSICOM to fund operations. There can be no assurance that we will be able to continue to operate with these funds over the next twelve months or that we will be able to generate sufficient cash from operations to cover our monthly operating expenses. Additionally, there is no assurance that we will be able to raise the additional capital from equity of debt sources required to continue in operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to several market risks. Specifically, we face commodity price risks and equity price risks.

     Commodity  Price  Risk: Certain of our businesses, namely carrier services,
     ----------------------
operate in an extremely price sensitive and volatile environment. While we have been able to withstand these pricing volatilities, certain of our competitors are much larger and better positioned. Our ability to continue to operate in this environment may be dependent on our ability to further reduce our costs of transporting these minutes.

     Equity Price Risks:  Until such time as we are able to consistently produce
     ------------------
positive cash flows from operations, we will be dependent on our ability to continue to access debt and equity sources of capital. While recent history has shown us capable of raising equity sources of capital; future equity financings and the terms of those financings will be largely dependent on our stock price, our operations and the future dilution to our shareholders.

MEXICAN  FACILITIES-BASED  LICENSE  POSES  RISKS

     Currently we own 49% of ATSICOM that holds the Concession License. This license is for 30 years, and it can be renewed at the end of the term. This concession is the major asset of the Company and is regulated by the Mexican government. The Mexican government could grant similar concessions to our competitors, which will affect the value of our concession. In addition, the Mexican government also has (1) authority to temporarily seize all assets related to the Mexican concession in the event of natural disaster, war, significant public disturbance and threats to internal peace and for other reasons of economic or public order and (2) the statutory right to expropriate any concession and claim all related assets for public interest reasons. Although Mexican law provides for compensation in connection with losses and damages related to temporary seizure or expropriation, we cannot assure you that the compensation will be adequate or timely.

     Under this license, ATSI Comunicaciones de Mexico S.A de C.V. is required to meet the following:

General  requirements:
---------------------

     - Maintain approximately 10 millions dollars in registered and subscribed capital;
     - Install and operate a network in Mexico, the Mexican government has the right to approve the operating plan before is implemented and any future changes to the operating plan before it can be implemented;
     -    Continuously  develop and conduct training programs for its staff; and
     - Have an assigned individual responsible for the technical functions to operate the concession.

Concession  services  requirements:
----------------------------------

     - Provide continuous and efficient services at all times to its customers;
     -    Establish  a  complaint  center  and correction facilities center; and
     - Report to the Mexican Government on a monthly basis the complaints received and the actions taken to resolve the problems.

Tariff  Requirements:
--------------------

     - Invoice its customer's only tariffs rates that have been approved by the Mexican government.

Verification  and  Information  requirements:
--------------------------------------------

     - Provide audited financial statements on a yearly basis that includes a detailed description of the fixed assets utilized in the network and accounting reporting by region and location of where the services are being provided;
     - Provide quarterly reports and updates on the expansion of the network in Mexico and a description of the training programs and research and development programs; and

     - Provide statistical reports of traffic, switching capacity and other parameters in the network.

Other  requirements:  The Concessionaire is  required  to have a bond/ insurance
------------------- --
policy for approximately $500,000 dollars, naming the Mexican Federal Treasury Department as beneficiary in the event the Mexican government revokes the concession license.

We cannot assure you that we and our partner, Telemarketing, will be able to obtain financing to finish the Mexican network; if we or our partners obtain financing it will be in a timely manner or on favorable terms; or if we or our partners will be able to comply with the Mexican concession's conditions. If our partners or we fail to comply with the terms of the concession, the Mexican government may terminate it without compensation to our partners or us. A termination would prevent us from engaging in our proposed business.

ITEM  4.  CONTROLS  AND  PROCEDURES

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of October 31, 2003. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II.  OTHER INFORMATION

ITEM  5.  OTHER  INFORMATION

     On December 10, 2004, we announced ATSI's reincorporation plan to Nevada. Additionally we announced that the Annual Stockholders Meeting is scheduled to be held on January 15, 2004.

     On December 09, 2003, the Board of Directors approved the recommendation of its Audit Committee that the firm of Tanner + Co. be dismissed as its independent public accountants and that the firm of Malone and Bailey, PLLC be engaged as the independent auditors of the Company. The Company is not aware of any disagreements regarding accounting or financial disclosure, or auditing scope or procedure with Tanner + Co. The opinion of Tanner + Co. for fiscal 2002 and fiscal 2003 contained a qualification as to the uncertainty of the Company's ability to continue as a going concern but was not otherwise qualified or limited.

     On December 13, 2001, the Board of Directors approved the recommendation of its Audit Committee that the firm of Arthur Andersen LLP be dismissed as its independent public accountants and that the firm of Ernst & Young, LLP be engaged as the independent auditors of the Company. On November 14, 2002, the Company's Board of Directors approved the recommendation of its Audit Committee that the firm of Ernst & Young, LLP be dismissed as its independent public accountants and that the firm of Tanner + Co. be hired as its independent public accountants for the fiscal year ending July 31, 2002. The Company was not aware of any disagreements regarding accounting or financial disclosure, or auditing scope or procedure with either Arthur Andersen LLP or Ernst & Young. The opinion of Arthur Andersen LLP for fiscal 2001 contained a qualification as to the uncertainty of the Company's ability to continue, as a going concern but was not otherwise qualified or limited.

     The Company did not consult Malone and Bailey, PLLC with respect to the application of accounting principles to a specified transaction, proposed or completed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events pursuant to Item 304(a).

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


                            ATSI COMMUNICATIONS, INC.
                                  (Registrant)


Date: December 15, 2003                     By:      /s/Arthur L. Smith
      -----------------                              ------------------
                                            Name:    Arthur L. Smith
                                            Title:   Chief Executive Officer





Date: December 15, 2003                     By:      /s/Antonio Estrada
          -------------------                        -------------------
                                            Name:    Antonio Estrada
                                            Title:   Corporate Controller
                                                     (Principal Accounting and
                                                     Financial Officer)