Form 10-Q/A
period 2002-10-31
ATSI COMMUNICATIONS INC/DE
filed 2004-01-02
CIK 1014052

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QA
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 2002

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

        8600 WURZBACH ROAD, SUITE 700W
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

--------------------------------------------------------------------------------
  THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT DECEMBER 31, 2003 WAS 103,638,690
--------------------------------------------------------------------------------
================================================================================

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QA
                     FOR THE QUARTER ENDED OCTOBER 31, 2002

                                      INDEX



PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----

Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheets as of July 31, 2002 and
     October 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
     Consolidated Statements of Operations for the Three Months
     Ended October 31, 2001 and 2002. . . . . . . . . . . . . . . . . . . . 4
     Consolidated Statements of Comprehensive Loss for the Three
     Months Ended October 31, 2001 and 2002 . . . . . . . . . . . . . . . . 5
     Consolidated Statements of Cash Flows for the Three Months
     Ended October 31, 2001 and 2002. . . . . . . . . . . . . . . . . . . . 6
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . . .24

Item 4. Control and procedures. . . . . . . . . . . . . . . . . . . . . . .25

PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .25

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .25

                                      PART 1. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                                        ATSI COMMUNICATIONS, INC.
                                             AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                 (in thousands except share information)


                                                                                            October 31,
                                                                                July 31,       2002
                                                                               ----------  -------------
                                                                                  2002      (unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash                                                                         $      27   $        403
  Accounts receivable, net of allowance of $198 and $159, respectively             1,082            607
  Inventory                                                                           59             32
  Prepaid & Other current assets                                                     634            626
                                                                               ----------  -------------
      Total current assets                                                         1,802          1,668
                                                                               ----------  -------------

PROPERTY AND EQUIPMENT                                                            19,901         19,412
  Less - Accumulated depreciation and amortization                               (14,785)       (15,215)
                                                                               ----------  -------------
      Net property and equipment                                                   5,116          4,197
                                                                               ----------  -------------

OTHER ASSETS, net
  Goodwill, net                                                                    1,393          1,300
  Concession License, net                                                          2,000          2,000
  Other                                                                              146            140
                                                                               ----------  -------------
      Total assets                                                             $  10,457   $      9,305
                                                                               ==========  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                 7,523          8,780
  Accrued liabilities                                                              2,657          3,116
  Note payable                                                                     1,473          1,450
  Current portion of obligations under capital leases                              3,207          3,133
  Deferred revenue                                                                   111             40
                                                                               ----------  -------------
      Total current liabilities                                                   14,971         16,519
                                                                               ----------  -------------

LONG-TERM LIABILITIES:
  Obligations under capital leases, less current portion                              67             55
  Advance payables                                                                   275            275
  Other                                                                               75             40
                                                                               ----------  -------------
      Total long-term liabilities                                                    417            370
                                                                               ----------  -------------


COMMITMENTS AND CONTINGENCIES                                                          -              -

REDEEMABLE PREFERRED STOCK:
Series D Cumulative Preferred Stock, 3000 shares authorized, 742 shares
issued and Outstanding.                                                              765            776
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,455
and 1,170 shares issued, respectively.                                             1,415          1,157

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
  Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized,
  4,370 shares issued and outstanding.                                                 -              -
  Series F Cumulative Convertible Preferred Stock, 10,000 shares and 8,510
  shares issued and outstanding, respectively.                                         -              -
  Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized,
  6,500 shares issued and outstanding.                                                 -              -
Common stock, $0.001, 200,000,000 shares authorized, 94,790,855 and
  100,395,120 issued and outstanding, respectively.                                   95            100
  Additional Paid in Capital                                                      59,891         60,186
  Accumulated deficit                                                            (67,493)       (70,421)
  Warrants Outstanding                                                             1,031          1,031
  Other Comprehensive Loss                                                          (636)          (413)
                                                                               ----------  -------------
      Total stockholders' deficit                                                 (7,112)        (9,517)
                                                                               ----------  -------------

      Total liabilities and stockholders' deficit                              $  10,457   $      9,305
                                                                               ==========  =============

           The accompanying notes are an integral part of these consolidated financial statements

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                Three months ended October 31,
                                                ------------------------------
                                                      2001          2002
                                                  ------------  ------------
OPERATING REVENUES:
  Services
     Carrier services                             $     8,975   $     5,410
     Network services                                     664           211
     Retail services                                    1,725         1,644
                                                  ------------  ------------

     Total operating revenues                          11,364         7,265

OPERATING EXPENSES:
     Cost of services                                   9,097         5,985
     Selling, general and administrative                2,842         2,703
     Impairment loss                                        -            89
     Bad debt expense                                       -            13
     Depreciation and Amortization                        984           795
                                                  ------------  ------------

     Total operating expenses                          12,923         9,585
                                                  ------------  ------------


OPERATING LOSS                                         (1,559)       (2,320)

OTHER INCOME (EXPENSE):
  Other income (expense), net                             (33)         (339)
  Interest expense                                       (509)         (244)
                                                  ------------  ------------

     Total other income (expense)                        (542)         (583)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                           (2,101)       (2,903)

INCOME TAX EXPENSE                                        (27)          (25)
                                                  ------------  ------------

NET LOSS FROM CONTINUING
OPERATIONS                                             (2,128)       (2,928)

NET LOSS FROM DISCONTINUED
OPERATIONS                                                  -             -
                                                  ------------  ------------

NET LOSS                                               (2,128)       (2,928)

LESS: PREFERRED DIVIDENDS                                (145)          (96)
                                                  ------------  ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS            ($2,273)      ($3,024)
                                                  ============  ============

BASIC AND DILUTED LOSS PER SHARE                       ($0.03)       ($0.03)
                                                  ============  ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                   78,086        96,678
                                                  ============  ============


    The accompanying notes are an integral part of these consolidated financial statements

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (unaudited)


                                                     Three months ended October 31,
                                                     ------------------------------
                                                           2001           2002
                                                      -------------  -------------
Net loss to common stockholders

      Other comprehensive income (loss), net of tax:       ($2,273)       ($3,024)

      Foreign currency translation adjustment                  (45)           224
                                                      -------------  -------------

Comprehensive loss to common stockholders                  ($2,318)       ($2,800)
                                                      =============  =============






    The accompanying notes are an integral part of these consolidated financial statements

                                ATSI COMMUNICATIONS, INC.
                                    AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (In thousands)
                                       (unaudited)


                                                                  Three months ended October 31,
                                                                  ------------------------------
                                                                        2001         2002
                                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              ($2,128)      ($2,929)
  Adjustments to reconcile net income to net cash used in
   operating activities-
     Impairment loss                                                          -            89
     Depreciation and amortization                                        1,126           795
     Deferred compensation                                                   12             -
     Foreign currency loss                                                    -           326
     Provision for losses on accounts receivable                             26            13
     Changes in operating assets and liabilities
       Decrease in accounts receivable                                      559           453
       (Increase) in prepaid expenses and other                             (89)           (2)
       Increase in accounts payable                                         509         1,075
       Increase in accrued liabilities                                      442           741
       Increase  (Decrease) in deferred revenue                              36           (72)
                                                                    ------------  ------------
Net cash provided by operating activities                                   493           489
                                                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                       (148)          (25)
                                                                    ------------  ------------
Net cash used in investing activities                                      (148)          (25)
                                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                            11             -
   Payments on debt                                                         (43)            -
   Capital Lease payments                                                  (169)          (87)
   Payment of expenses related to the  issuance of preferred stock           (8)           (6)
   Proceeds from issuance of common stock, net
   of issuance costs                                                        100             5
                                                                    ------------  ------------
Net cash used in/provided by financing activities                          (109)          (88)
                                                                    ------------  ------------

NET INCREASE (DECREASE) IN CASH                                             236           376

CASH AND CASH EQUIVALENTS, beginning of period                              103            27
                                                                    ------------  ------------

TOTAL CASH AND CASH EQUIVALENTS                                             339           403
                                                                    ------------  ------------

CASH AND CASH EQUIVALENTS- Allocated to discontinued operations            (199)            -

CASH AND CASH EQUIVALENTS, end of period                            $       140   $       403
                                                                    ============  ============


     The accompanying notes are an integral part of these consolidated financial statements

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

     1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the following subsidiaries: ATSI-Delaware, ATSI-Canada, ATSI-Texas, ATSI-Mexico, ATSICOM, Computel, ATSI de CentroAmerica, TeleSpan and SINFRA, have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries ("ATSI" or "the Company") as of July 31, 2002 and October 31, 2002, the results of their operations for the three months ended October 31, 2001 and 2002, comprehensive loss for the three months ended October 31, 2001 and 2002, and cash flows for the three months ended October 31, 2001 and 2002. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 2002 included in the Company's annual report on Form 10-K filed with the SEC on February 3, 2003. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

     2. SOURCES OF REVENUE, DIRECT COST AND REVENUE RECOGNITION

     Sources of revenue:
     -------------------

     Carrier Services: We provide termination services to U.S and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico. Typically these telecommunications companies offer their services to the public for local and international long distance. In December 2002, we were forced to idle our carrier network capacity and have therefore been unable to generate revenue from carrier services since that date.

     Network Services: We offer private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers' multiple international offices and branches. We do not have any current network services customers, however we currently provide network management services to Latin Group Ventures L.L.C. (LGV), a non-related party. Under the agreement with LGV we manage one of their network services customers. This management agreement initiated on July 1, 2003 and we will generate approximately $6,500 per month in management fees during fiscal 2004.

     Retail Services: The retail services consisted of communication centers and public pay telephones. The communication centers or call centers consist of retail centers strategically located in Mexico to serve the travelers and the large Mexican population who typically do not have personal or home telephones. At these communication centers we previously offered local, domestic and international long distance and enhanced services, such as prepaid calling cards and Internet services. As of July 2, 2003, we sold certain assets of our principal operating subsidiaries and no longer own or operate the communications centers. Thus, in the near future, management does not expect any revenue to be generated from this source.

     Direct Cost:
     ------------

     Carrier Services: Under these services the company incurs termination charges. These charges are related to the fees that we are charged by our carriers / vendors for the termination of phone calls into their infrastructure and network, primarily in Mexico.

     Network Services: Under the network services, the company incurs satellite and fiber optic charges. The satellite and fiber optic charges are incurred as part of the connection links between the customers' different remote locations and sites to transmit data, voice and Internet services.

     Retail Services: Under the retail services, the company incurred, fixed cost, local and long distance cost. The fixed cost / rent is the cost charged by the local exchange carrier for the access to the phone lines and is based on the number of telephone lines at each of the communication centers. The local and long distance cost is based on the per minute basis charged by the carrier / vendor to transport the telephone calls between the destinations points. The rates per minute varies based on the location of the telephone call. As of July 2, 2003, we sold certain assets of our principal operating subsidiaries and no longer own or operate the communications centers.

     Revenue recognition:
     --------------------

     Carrier Services: We recognize revenue from our carrier services in the form of service commencement fees and carrier service fees. Service commencement fees are charged for the right to connect to the Company's network and are recognized and collected at the time a customer is connected to the Company's network and service is commenced. Carrier service fees are based on the volume of communications traffic over our network and are recognized as they are generated.

     Network Service: We recognize revenue from our network services in the form of service commencement fees and network capacity fees. Service commencement fees are charged for the right to connect to the Company's network and are recognized and collected at the time a customer is connected to the Company's network and service is commenced. Network capacity fees are charged for providing network capacity over a period of time and are recognized as they are earned.

Retail Services: Retail services revenue is recognized at the point of sale, when the services are provided and rendered to the end-user.

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

     4.  NOTES PAYABLES

     Notes Payable are comprised of the following (in thousands):
                                                              July 31,   October 31,
                                                               2002         2002
                                                             ---------  ------------

          Notes payable to taxing entity, see terms below.   $     480  $        457
          Note payable to a related party, see terms below.        250           250
          Note payable to a company, see terms below.              386           386
          Note payable to individuals, see terms below             357           357

                                                             ---------  ------------
          Total current notes payable                        $   1,473  $      1,450
                                                             =========  ============

     The Company, through its acquisition of Computel, assumed notes payables to a taxing entity for various past due taxes. The notes have interest rates ranging from 8% to 15%, with scheduled monthly principal and interest payments of approximately $18,121. The notes were originally scheduled to mature between July 1999 and July 2001 and are collaterized by the assets of Computel. The taxing entities can pursue foreclosure on the notes against the assets of Computel, which consist of a telecommunications concession license to operate coin operated public telephones and retail communication centers throughout Mexico and the equipments utilized in the operations of the retail communications centers, such as computers, faxes and billing equipment. The Company continues to work with the taxing entities to extent the term of this note payable, but as of filing this quarterly report no payments have been made and we are in default of the agreement.

     In March 2001, the Company entered into a note payable with a related party, a director of ATSI, in the amount of $250,000, for a period of 90 days, renewable at the note holder's option. The note, which accrues interest at a rate of 9.75% per annum payable monthly until the note is paid in full, was extended throughout fiscal 2001 and 2002. During the first quarter of fiscal 2003 we did not make any principal and interest payments, and as a result we are in default on this note. The note is collateralized by approximately 357,000 shares of the Company's common stock. As of the date of this quarterly report the holder has not demanded nor requested redemption of the collateral. The Company intends to seek additional extensions of the note but there can be no assurance that favorable terms will be agreed to or that an agreement will be reached with the note holder.

     In May 2002, the Company entered into a note payable with a vendor for equipment it had originally purchased commencing in June 2000 in the amount of $386,362. The note, which accrues interest beginning July 15, 2002 at the rate of 18%, matured October 15, 2002. As of the date of this quarterly filing the Company has not made any payments and is in default of the agreement. The note is collateralized by the Nortel DMS 300/250 International Gateway Switch in our Dallas location and other telecommunication equipment owned by our subsidiary. Since February 4, 2003, the note has been subject to administration in the bankruptcy of our subsidiary. In May 15, 2003 the bankruptcy court lifted the stay on the execution of the note and the creditor took possession of the security and released the Company from this debt.

     In November 2001, the Company entered into a note payable, in the amount of $357,000 with the former owners of the concession license it purchased in July 2002. The note called for principal payments of $51,000 per month plus accrued interest. The note, which accrues interest at the rate of prime plus 2%, matured July 19, 2002. On October 1, 2002, the note was amended in its entirety with a revised maturity date of February 2006 and an amended interest rate of 7.75%. The revised note calls for equal monthly payments of principal and interest in the amount of $8,925. As of the date of this filing, no monthly payments have been made and the note is in technical default and has been classified as current. This note is collateralized by the rights to the concession license. We are in negotiations with the note holder to satisfy this note through the issuance of the Company's common stock but there can be no assurance that any agreement will be reached with the note holder. Additionally, there can be no assurance that if such agreement is reached the terms of the agreement will be favorable for the Company.

     5.  GOING CONCERN

     The Company has incurred substantial cumulative net losses, working capital deficits, and negative cash flows since the Company's inception. Our two primary operating subsidiaries filed for protection under the U.S. Bankruptcy Code and are currently being liquidated. In addition, the auditor's opinion on the consolidated financial statements as of July 31, 2002, calls attention to substantial doubt about the Company's ability to continue as a going concern. For the period from December 17, 1993 to October 31, 2002, the Company has incurred cumulative net losses of approximately $70.5 million. Further, the Company has a working capital deficit of approximately $14.9 million at October 31, 2002. We will continue to seek equity funding from our previous funding sources to maintain the Company in operations and support our ongoing operations. However there can be no assurance the we will be able to obtain the required equity funding or, if the resources are made available to us, that they will be sufficient to support our ongoing operations until such time as we are able to continuously generate earnings from operations.

     In addition, there can be no assurance that we will be able to achieve future revenue levels sufficient to support our operations and recover our investment in property and equipment, goodwill and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

     We will require additional financial resources in the near term and could require additional financial resources in the long-term to support our ongoing operations. We plan on securing funds through equity offerings and entering into lease or long-term debt financing agreements to raise capital. There can be no assurances, however, that such equity offerings or other financing arrangements will actually be consummated or that such funds, if received, will be sufficient to support existing operations until revenue levels are achieved sufficient to generate income from operations. If we are not successful in completing additional equity offerings or entering into other financial arrangements, or if the funds raised in such stock offerings or other financial arrangements are not adequate to support us until a successful level of operations is attained, we have limited additional sources of debt or equity capital and would likely be unable to continue operating as a going concern.

     6. DISCONTINUED OPERATIONS

     On June 12, 2002 we discontinued our e-commerce operations through the sale of our majority-owned subsidiary, GlobalSCAPE, Inc. for approximately $2.25 million.

     Income statement presentation for the three months ended October 31, 2001 reflects the elimination of e-commerce revenues and the expenses of GlobalSCAPE as follows: (in thousands).

              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001

              E-commerce revenues                $1,239
              Costs and expenses                 $1,239
              Net loss before taxes              $    0
              Net loss                           $    0

     7.  SEGMENT REPORTING

     In an attempt to identify our reportable operating segments, we considered a number of factors or criteria. These criteria included segmenting based upon geographic boundaries only, segmenting based on the products and services provided, segmenting based on legal entity and segmenting by business focus. Based on these criteria we have determined that we have two reportable operating segments: (1) U.S. Telco and (2) Mexico Telco. We believe that our U.S. and Mexican subsidiaries should be separate segments even though many of the products are borderless. Both the U.S. Telco and Mexico Telco segments include revenues generated from Retail Services and Network Services. Our Carrier Services revenues, generated as a part of our U.S. Telco segment, are the only revenues not currently generated by both the U.S. Telco and Mexico Telco segments. We have included the operations of ATSI-Canada, ATSI-Delaware and all businesses falling below the reporting threshold in the "Other" segment. The "Other" segment also includes intercompany eliminations.

     During the quarter ended October 2002 and 2001, U.S. Telco generated net losses to common shareholders as percentage of total consolidated losses to common shareholders of approximately 45% and 35%, respectively. Additionally, U.S. Telco's total assets for the same period as a percentage of total consolidated assets were 52% and 40%, respectively. Mexico Telco net losses to common shareholders for the quarter ended October 2002 and 2001 as a percentage of total consolidated losses to shareholders were 52% and 59%, respectively. And Mexico Telco total assets as a percentage of total consolidated assets were 48% and 60%, respectively.

          IN THOUSANDS
                                                For the three months ended
                                                October 31,    October 31,
                                                   2001           2002
          U.S. TELCO
          -----------------------------------------------------------------
          External revenues                    $      9,477   $      5,576
          Intercompany revenues                $        147   $        262
                                               -------------  -------------
               Total revenues                  $      9,624   $      5,812
                                               =============  =============


          Operating loss                              ($707)       ($1,154)

          Net loss to common shareholders             ($798)       ($1,361)

          Total assets                         $      8,037   $      4,855

          MEXICO TELCO
          -----------------------------------------------------------------
          External revenues                    $      1,887   $      1,689
          Intercompany revenues                $        456   $        492
                                               -------------  -------------
               Total revenues                  $      2,343   $      2,181
                                               =============  =============

          Operating loss                              ($852)       ($1,166)

          Net loss to common shareholders           ($1,336)       ($1,568)

          Total assets                         $     12,271   $      4,450
          \
          OTHER
          -----------------------------------------------------------------
          External revenues                               -              -
          Intercompany revenues                       ($603)         ($754)
                                               -------------  -------------
               Total revenues                         ($602)         ($754)
                                               =============  =============

          Operating loss                       $          0   $          0

          Net loss to common shareholders             ($139)          ($95)

          Total assets                         $          0   $          0

          TOTAL
          -----------------------------------------------------------------
          External revenues                    $     11,364   $      7,265
          Intercompany revenues                           -              -
                                               -------------  -------------
               Total revenues                  $     11,364   $      7,265
                                               =============  =============

          Depreciation and Amortization               ($984)         ($795)

          Operating loss                            ($1,559)       ($2,320)

          Net loss (Excluding discontinued

          Operations)                               ($2,128)       ($2,928)

          Net loss to common shareholders
          (Excluding discontinued Operations)       ($2,273)       ($3,024)

          Total assets                         $     20,308   $      9,305

     8. SUBSEQUENT EVENTS

     On November 1, 2002, we filed a lawsuit in the United States District Court for the Southern District of New York against Rose Glen Capital, The Shaar Fund, and others for stock fraud and manipulation, as well as violations of SEC
Section 10(b) and Rule 10b-5.

     In December 2002 and January 2003, we made a number of strategic decisions to further conserve our limited resources and maintain certain operations going forward. These decisions included the termination of a number of employees in our corporate offices as well as the restriction and ultimately, idling of our carrier services network capacity. We believe that idling the carrier services network will significantly impair our ability to generate revenue but will offset by significant savings from reductions in payments to third persons for services, reductions in personnel costs, and other costs of operating the carrier services network. In addition, the idling of such network is expected to make certain equipment and other assets surplus to the Company's needs and provide a source of payment for indebtedness relating to the carrier services network. Management intends to re-start the carrier services network if it is able to obtain sufficient funding from external sources but no assurance can be given that such funding will be available at the time or in the amount necessary.

     On January 15, 2003 the American Stock Exchange halted trading in our stock pending the filing of our Form 10-K for the year ended July 31, 2002, which was subsequently filed on February 3, 2003, and this Form 10-Q for the quarter ended October 31, 2002.

     On February 4, 2003, two of our subsidiaries, American Telesource International, Inc. (ATSI-Texas) and TeleSpan , Inc. (TeleSpan ) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On April 9, 2003, the court ordered joint administration of both cases and on May 14, 2003 the court converted the case to a Chapter 7 case. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations and are in the process of liquidation. ATSI Communications, Inc., the Delaware incorporated holding company, was not included in the bankruptcy filings.

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

     On May 22, 2003 we entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. ("Telemarketing') whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. ("ATSICOM"). The agreement provides that there will be an initial payment of $194,000 plus payment of approximately $200,000 of ATSICOM's liabilities and the remaining purchase price of $747,000 will be paid as follows:

     - Beginning in May 2003 Telemarketing will pay ATSI $20,750 per month for 12 months.
     - Additionally, beginning in May 2004, Telemarketing will pay ATSI $20,750 per month for the next 24 months, contingent on ATSI generating 20,750,000 minutes of monthly traffic through ATSICOM's network. In the event the company does not reach the above-mentioned volume of monthly minutes, the monthly payment will be adjusted based on the same percentage of the shortfall in minutes, until Telemarketing pays the total purchase price. On the other hand, if ATSI exceeds the volume of monthly traffic, Telemarketing can make additional payments, without penalty.

     On July 02, 2003, the U.S. Bankruptcy Court approved the sale of ATSI-Mexico and SINFRA's shares of stock to Latin Group Ventures, L.L.C. (LVG). Under the purchase agreement LVG acquired all the communication centers and assumed all related liabilities. In addition, under the agreement, LGV acquired the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License owned by SINFRA. The Chapter 7 Trustee received all the proceeds from the sale of these entities.

     9. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which supercedes APB Option No. 17, "Intangible Assets" provides financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment approach. The Company has adopted SFAS 142 as of August 1, 2002. Accordingly, the concession license, will continue to be amortized over 26 years, the remaining life of the concession license. The amortization of goodwill ceased on August 1, 2002. The Company's has determined that no further impairment is necessary.

     The Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and is effective for fiscal years beginning after December 15, 2001. The Statement also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The adoption of SFAS 144 has not had a material effect on the consolidated financial statements of the Company.

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

     In December 2002, the FASB issued SFAS No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure", amending FASB Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation. SFAS 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. SFAS 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The adoption of SFAS 148 will require additional disclosure in the Company's interim consolidated financial statements. However, management anticipates the adoption of SFAS 148 will not have a material impact on the Company's consolidated financial statements.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 provides for certain changes in the accounting treatment of derivative contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. Management anticipates that the adoption of SFAS No. 149 will not have a material impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company's third quarter of fiscal 2003. Management anticipates that the adoption of SFAS No. 150 will not have a material impact on the Company's consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SPECIAL NOTE: This Quarterly Report on Form 10-QA contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. "Forward looking statements" are those statements that describe management's beliefs and expectations about the future. We have identified forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "may," "expect," and "intend." Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the Additional Risk Factors section of the Annual Report Form 10-K and other documents filed with the Securities and Exchange Commission. Therefore, these types of statements may prove to be incorrect.

     The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three months ended October 31, 2001 and 2002. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included in the annual report on Form 10-K filed with the SEC on February 3, 2003.

SOURCES OF REVENUE AND DIRECT COST

     Sources of revenue:
     -------------------

     Carrier Services: We provide termination services to U.S and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico. Typically these telecommunications companies offer their services to the public for local and international long distance services. In December 2002, we were forced to idle our carrier network capacity and have therefore been unable to generate revenue from carrier services since that date. In May 2003 we sold 51% of ATSI Comunicaciones, S.A. de C.V. (ATSICOM) to Telemarketing de Mexico, S.A. de C.V. (Telemarketing). We believe that our agreement with Telemarketing and its owner, Dialmex, LLC (Dialmex), will allow us to recommence providing carrier services via the VoIP network owned by Dialmex.

     Network Services: We offer private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers' multiple international offices and branches. We do not have any present network services customers. Two of our subsidiaries, American Telesource International, Inc. (ATSI-Texas) and TeleSpan, Inc. (TeleSpan), filed for protection under Chapter 11 of the U.S. Bankruptcy Code in February 2003 and ceased operations in May 2003. Under agreement for the sale of the certain assets of ATSI-Texas and TeleSpan, we are providing network management services to Latin Group Ventures L.L.C. (LVG), a non-related entity. Under the agreement we manage one of their network services customers. This management agreement is for twelve months and initiated on July 1, 2003. Under this agreement we will generate approximately $6,500 per month in management fees during fiscal 2004.

     Retail Services: The retail services consisted of communication centers and public pay telephones. The communication centers or call centers consist of retail centers strategically located in Mexico to serve the travelers and the large Mexican population who typically do not have personal or home telephones. At these communication centers we previously offered local, domestic and international long distance and enhanced services, such as prepaid calling cards and Internet services. As of July 2, 2003, we sold certain assets of our principal operating subsidiaries and no longer own or operate the communications centers. Thus, in the near future, management does not expect any revenue to be generated from this source.

     Direct Cost:
     ------------

     Carrier Services: Under these services the company incurs termination charges. These charges are related to the fees that we are charged by our carriers / vendors for the termination of phone calls into their infrastructure and network, primarily in Mexico.

     Network Services: Under the network services, the company incurs satellite and fiber optic charges. The satellite and fiber optic charges are incurred as part of the connection links between the customers' different remote locations and sites to transmit data, voice and Internet services.

     Retail Services: Under the retail services, the company incurred, fixed cost, local and long distance cost. The fixed cost / rent is the cost charged by the local exchange carrier for the access to the phone lines and is based on the number of telephone lines at each of the communication centers. The local and long distance cost is based on the per minute basis charged by the carrier / vendor to transport the telephone calls between the destinations points. The rates per minute varies based on the location of the telephone call. As of July 2, 2003, we sold certain assets of our principal operating subsidiaries and no longer own or operate the communications centers

GENERAL

     We have had operating losses for almost every quarter since we began operations in 1994. Due to such prior losses, the anticipated continuation of such losses for the foreseeable future, and our substantial working capital deficit, the auditor's opinion on our financial statements as of July 31, 2002 calls attention to substantial doubts about our ability to continue as a going concern. This means that there is substantial doubt that we will be able to continue in business through the end of our next fiscal year. We have experienced difficulty in paying our vendors and lenders on time in the past, and, as a result, in December 2002 our carrier network capacity was idled and the majority of the employees from the US Telco segment were terminated. This means that we were not be able to generate revenues from carrier services during the second half of the fiscal year ended July 31, 2003.The loss of revenue from idling the carrier services network was offset by significant savings from the reductions in payments to third parties for services, personnel cost and other operating cost related to operating a network

     During the first quarter management continued to pursue different venues for funding. Unfortunately during the last several years the telecommunications industry has experienced a great deal of instability. As a result of not being able to raise the necessary capital to re-start our network, two of our subsidiaries, ATSI-Texas and TeleSpan filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and subsequently on May 14, 2003 the court converted the cases to a Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. These bankruptcies did not include the reporting entity. As a result of the Chapter 7 bankruptcy of our two main operating subsidiaries combined with the termination of the majority of our US Telco employees and the idling of the carrier network capacity, our ability to generate any revenue from our historical revenue generation sources was severely limited.

     On May 22, 2003 we entered into a Share Purchase Agreement with Telemarketing whereby we sold to Telemarketing 51% of our Mexican subsidiary, ATSICOM. ATSICOM holds a 30-year long distance concession in Mexico. The principal owners of Telemarketing are also the principal owners of Dialmex, a U.S. based international telecommunications carrier. Under the agreement with Telemarketing we will jointly enhance the existing data network operated by Dialmex to permit the network to carry voice transmissions using the same system and software as is used to transmit data. This system is known as Voice over Internet Protocol or "VoIP" and can transmit voice transmissions at much lower costs then our historical network. We believe that this will lower the network cost and allowed the companies to be more competitive and attract more customers. Additionally, ATSICOM, Telemarketing and Dialmex will combine their respective interconnection agreements with the various

Mexican telecommunications companies to obtain greater market leverage and higher call volumes, thus decreasing the cost of providing such services. Through our interconnection agreement with Telefonos de Mexico S.A de C.V. (Telmex) we will have access to the only nationwide voice and data network in Mexico with more than 14.1 million phone lines in over 105,000 communities throughout Mexico. Our interconnection agreement with Bestel S.A de C.V (Bestel) will allow us to have access to their fiber optic network that extends over 6,356 kilometers with points of presence in 19 Mexican metropolitan areas. Under these agreements our cost of providing telecommunication services will be based on a per minute rate and the volume of minutes transported through their respective networks.

     On July 2, 2003, the U.S. Bankruptcy Court overseeing the Chapter 7 cases for ATSI Texas and TeleSpan, Inc. approved the sale of two of subsidiaries, American TeleSource International de Mexico, S.A. de C.V. (ATSI-Mexico), a Mexican corporation wholly owned by ATSI Texas and Servicios de Infraestructura, S.A. de C.V (SINFRA), a Mexican corporation wholly owned by TeleSpan, Inc. to Latingroup Ventures, L.L.C. (LGV), a non-related party. Under the purchase agreement, LGV acquired all the communication centers operated by the Company and assumed all related liabilities of ATSI-Mexico and SINFRA. Additionally, under the agreement, LGV acquired the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License owned by SINFRA.

     Our limited cash flow, historical losses from operations, and the bankruptcies of our two main operating subsidiaries have caused substantial barriers to growth and the continuation of our business strategy. We believe that the sale of 51% of ATSICOM to Telemarketing provides us with working capital while the agreement with Dialmex will provide us with access to a reliable and flexible state-of-the-art VoIP network without incurring the expense of operating such a network. We believe that the agreements with Telemarketing and Dialmex will allow the company to restart its carrier network services during the first quarter of Fiscal year 2004. Even if we are able to restart our carrier services during the fiscal year 2004 we will be limited in the volume of revenue and the resources available for the Company to succeed. We cannot predict the revenues trends or the reaction of market that we currently compete with other carriers. We believe that currently we require operating revenue of approximately $2,400,000 to reach break even and external financing in the amount of approximately $450,000 to continue in operations during the following fiscal year. There can be no assurance that if we restart our carrier services that the cash inflows from operations, the monthly cash payments from the sale to Telemarketing and the external financing if acquired will be sufficient to cover our monthly operating expenses, thus we might be forced to terminate all operations and liquate the Company.

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

                                                           Three Months Ended October 31,
                                                        -----------------------------------
                                                                2001              2002
                                                        -----------------  ----------------
                                                            $        %         $        %
                                                        ---------  ------  ---------  -----
          Operating revenues
          ------------------
          Services
              Carrier services                          $  8,975      79%  $  5,410     75%
              Network services                               664       6%       210      3%
              Retail services                              1,725      15%     1,620     22%
                                                        ---------  ------  ---------  -----

          Total operating revenues                        11,364     100%     7,240    100%

          Cost of services                                 9,097      80%     5,960     82%
                                                        ---------  ------  ---------  -----

          Gross Margin                                     2,267      20%     1,280     18%

          Selling, general and administrative
          expenses                                         2,842      25%     2,703     37%

          Impairment loss                                      -       0%        89      1%

          Bad debt expense                                     -       0%        13      0%

          Depreciation and amortization                      984       9%       795     12%
                                                        ---------  ------  ---------  -----

          Operating loss                                  (1,559)   (14%)    (2,320)  (32%)

          Other income (expense), net                       (542)    (5%)      (584)   (8%)
                                                        ---------  ------  ---------  -----

          Net loss from continuing operations
          before income tax expense                       (2,101)   (19%)    (2,904)  (40%)

          Income tax expense                                  27       0%        25    (1%)
                                                        ---------  ------  ---------  -----

          Net loss from continuing operations             (2,128)   (19%)    (2,929)  (40%)

          Income (loss) from discontinuing operations          -       0%         -      0%

          Net loss                                        (2,128)   (19%)    (2,929)  (40%)

          Less: preferred stock dividends                   (145)    (1%)       (96)   (1%)
                                                        ---------  ------  ---------  -----

          Net loss to common shareholders                ($2,273)   (20%)   ($3,025)  (41%)
                                                        =========  ======  =========  =====

THREE MONTHS ENDED OCTOBER 31, 2002 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2001

     Operating Revenues. Consolidated operating revenues decreased 37% between periods from $11.4 million for the first quarter ended 2002 to $7.2 million for the first quarter ended 2003. Revenues from the U.S. Telco segment decreased 39% from $9,624,000 for the first quarter of 2002 to $5,812,000 for the first quarter of 2003. Revenues from the Mexico Telco segment decreased 7% from $2,343,000 for the first quarter of 2002 to $2,181,000 for the first quarter of 2003.

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

     Network services revenues continued to decline from the previous period due to a continued loss of customers and a de-emphasizing of the product going forward. The decline from the previous year's quarter was approximately 68% or $450,000. Due to our current financial condition, we do not have any network services customers. Certain assets of our principal operating subsidiaries, including the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License owned by SINFRA, were sold to LGV on July 2, 2003 and we entered a network management agreement with LGV. Under the agreement with LGV we will provide customer service, technical support and manage the collections process of their private network customer. This management agreement was initiated on July 1, 2003 and we will generate approximately $6,500 per month in management fees through June 30, 2004.

     Retail services revenues were relatively flat between periods, declining by approximately $105,000. During the latter half of fiscal 2002, we focused our efforts on becoming more competitive in the products we offered and strategically relocating communication centers to concentrated areas where growth would be realized and closing communication centers that were no longer cost efficient. Although revenues declined slightly between periods, the revenues were achieved with 112 communication centers as opposed to 136 communication centers in the prior year. As of July 02, 2003, we sold certain assets of our principal operating subsidiaries and no longer own or operate the communication centers. Thus, in the near future management does not expect any revenue to be generated from this source.

     Cost of Services. The consolidated cost of services decreased by approximately $3.1 million between quarters or 34% from the quarter ended October 31, 2001 to the quarter ended October 31, 2002. Cost of Service for the U.S. Telco segment decreased by 40% from approximately $8,237,000 for the quarter ended October 31, 2001 to approximately $4,479,000 for the quarter ended October 31, 2002. Cost of Service for the Mexico Telco segment increased by14% from approximately $861,000 for the quarter ended October 31, 2001 to approximately $981,000 for the quarter ended October 31, 2002. The decrease in cost of services in the U.S. Telco segment is a direct result of the decrease in carrier services revenue and private network revenue during the quarter ended October 31, 2002. The increase in the cost of the Mexico Telco segment is the direct result of the increase on the per-minute rate from our Mexican carriers during the quarter ended October 31, 2002.Nevertheless, the cost of services as a percentage of revenue stayed relatively flat at approximately 80% for the quarter ended October 31, 2001 as compared to 82% for the quarter ended October 31, 2002.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $139,000, or 5% between periods, mainly because of the reduction in salaries and commissions during the first quarter of fiscal 2003. SG&A allocated to the U.S. Telco segment decreased 5% from approximately $1,581,000 for the quarter ended October 31, 2001 to approximately $1,506,000 for the quarter ended October 31, 2002. SG&A allocated to the Mexico Telco segment decreased 5% from approximately $1,261,000 for the quarter ended October 31, 2001 to approximately $1,197,000 for the quarter ended October 31, 2002.

     Impairment loss. During the first quarter of fiscal 2003, we determined that the estimated future cash inflows from a retail base company were less than the goodwill associated with the acquisition and recognized an impairment charge of $89,000 during the quarter ended October 31, 2002. No impairment loss was recorded in the first quarter of fiscal 2002. All of the impairment charge during the quarter ended October 31, 2002 related to the Company's U.S. Telco segment.

     Depreciation and Amortization. Depreciation and amortization decreased by approximately 19% or $189,000 between periods. The decline is related to the adoption of SFAS 142 as of August 1, 2002. As a result, there was no amortization of goodwill during the first quarter of fiscal 2003 compared to a charge of approximately $140,000 relating to the amortization of good will during the quarter ended October 31, 2001. Depreciation and amortization allocated to the U.S. Telco segment declined by 12% from approximately $514,000 for the quarter ended October 31, 2001 to approximately $454,000 for the quarter ended October 31, 2002. Depreciation and amortization allocated to the Mexico Telco segment declined by 27% from approximately $471,000 for the quarter ended October 31, 2001 to approximately $342,000 for the quarter ended October 31, 2002.

     Operating Loss. The Company's operating loss increased approximately $761,000 or 49% from the first quarter of fiscal 2002, primarily due to decreased revenues and decreased in gross margins offset slightly by reductions in selling, general and administrative expenses and depreciation and amortization. Operating loss for the U.S. Telco segment increased by 63% from $707,000 for the quarter ended October 31, 2001 to $1,154,000 for the quarter ended October 31, 2002. Operating loss for the Mexico Telco segment increased by 37% from $852,000 for the quarter ended October 31, 2001 to $1,166,000 for the quarter ended October 31, 2002.

     Other Income (expense). Other expense increased approximately $42,000 between quarters from $542,000 to $584,000 primarily due to increased foreign currency transaction losses between periods offset by reduced interest expense period to period.

     Preferred Stock Dividends. During the quarter ended October 2002, we recorded approximately $96,000 of non-cash dividends related to our cumulative convertible preferred stock. This compares favorably to the approximately $145,000 of non-cash dividends recognized during the quarter ended October 2001 and is primarily the result of redemptions of outstanding shares of preferred stock in the interim.

     Net loss to Common Stockholders. The net loss for the quarter ended October 2002 increased to $3.0 million from $2.3 million for the quarter ended October 2001. The increase in net loss was due primarily to a reduction in revenues and a reduction in gross margin dollars.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has limited capital resources, and these resources may not be available to support our ongoing operations until such time as we are able to generate income from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing financial support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to increase our revenues to a break-even level.

     Cash used in / provided by operating activist: During the quarter ended October 31, 2002, cash from operations provided approximately $489,000. Cash from operations in the Company's U.S. Telco segment for the quarter ended October 31, 2002 was approximately $417,000 and cash from operations in the Company's Mexico Telco segment for the quarter ended October 31, 2002 was approximately $72,000. The Company provided this positive cash flow from operations primarily as a result of an increase in accrued liabilities and accounts payables of approximately $771,000 and $1,075,000, respectively. Additionally, we generated positive cash flow form operations as a result of a decrease in accounts receivable of approximately $453,000.

     Cash used in / provided by investing activities: During the quarter ended October 31, 2002, the Company acquired approximately $25,000 in equipment, which was not financed through capital lease or financing arrangements.

     Cash flows used in / provided by financing activities: During the quarter ended October 31, 2002, we used approximately $87,000 in cash outflows towards our capital lease obligations.

     Overall, the Company's net operating, investing and financing activities during the quarter ended October 2002 provided approximately $376,000 in cash. The Company's working capital deficit at October 31, 2002 was approximately $14.9 million. This represents a decrease of approximately $1.7 million from our working capital deficit at July 31, 2002.

     Currently we are not generating sufficient revenues from operations to cover our monthly operating salaries and general and administrative expense of approximately $65,000 per month. We estimate that we must generate revenues of at least $2,400,000 per month at current gross margins to cover our operating expenses. We expect this financial instability and lack of liquidity to continue during the fiscal year 2003. As a result over the next twelve months we estimate requiring additional funding of approximately $450,000 to compensate for the deficiencies in cash inflows. We have sought investment in the company from various sources without success and we will continue to seek additional equity investment in the Company. If no such investors are found, we may seek to sell additional assets to generate funds or liquidate the Company.

     In May 2003, the Company entered into a Share Purchase Agreement with Telemarketing whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSICOM. The agreement provides that there will be an initial payment of $194,000 plus payment of approximately $200,000 of ATSICOM'S liabilities and the remaining purchase price of $747,000 will be paid as follows:

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

     We intend to utilize the funds from the sale of ATSICOM to fund operations. There can be no assurance that we will be able to continue to operate with these funds over the next twelve months or that we will be able to generate sufficient cash from operations to cover our monthly operating expenses.

Additionally, there is no assurance that we will be able to raise the additional capital from equity of debt sources required to continue in operations.

EFFECT OF PENDING BANKRUPTCY:

     The Company's two principal operating subsidiaries, ATSI-Texas and TeleSpan, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. Under the Chapter 7 bankruptcy case, the trustee is responsible for these entities and its liabilities and operations. As a result the Company does not receive any of the proceeds from the disposition of the assets of these subsidiaries and has no responsibility for liabilities or operations of ATSI-Texas or TeleSpan, Inc.

TERMINATION OR EXPIRATION OF CONCESSION LICENSE

     We are substantially dependent upon the operations of ATSICOM, the holder of the 30-year concession license (the "Concession") to install and operate a public telecommunication network in Mexico, for the installation and operation of a telecommunications network in Mexico. The Mexican government has (1) authority to temporarily seize all assets related to the Concession in the event of natural disaster, war, significant public disturbance and threats to internal peace and for other reasons of economic or public order and (2) the statutory right to expropriate the Concession and claim all related assets for public interest reasons. Although Mexican law provides for compensation in connection with losses and damages related to temporary seizure or expropriation, we cannot assure you that the compensation will be adequate or timely.

     Under the Concession, ATSICOM must meet the following requirements:

General requirements
--------------------

     - Maintain approximately 10 millions dollars in registered and subscribed capital
     - Install and operate a network in Mexico, obtain approval of the operating plan and any changes in it before implementation
     -    Continuously develop and conduct training programs for its staff
     - Assign an individual responsible for the technical functions to operate the concession

Concession services requirements
--------------------------------

     - Provide continuous and efficient services at all times to its customers
     - Establish a complaint center and correction facilities center and report to the Mexican Government on a monthly basis the complaints received and the actions taken to resolve the problems

Tariff Requirements
-------------------

     - Invoice its customer's at tariffs rates that have been approved by the Mexican government

Verification and Information requirements
-----------------------------------------

     - Provide audited financial statements on a yearly basis that includes a detailed description of the fixed assets utilized in the network and accounting reporting by region and location of where the services are being provided
     - Provide quarterly reports and updates on the expansion of the network in Mexico and a description of the training programs and research and development programs
     - Provide statistic reports of traffic, switching capacity and other parameters in the network

Guarantee requirements
----------------------

     - Maintain a bond/ insurance policy for approximately $500,000 dollars payable in the event the Mexican government revokes the Concession

     On May 23, 2003, the Company sold 51% of ATSICOM to Telemarketing.   We
cannot assure you that we and our partner, Telemarketing, will be able to obtain financing to finish the Mexican network; if we or our partners obtain financing it will be in a timely manner or on favorable terms; or if we or our partners will be able to comply with the Mexican concession's conditions. If our partners or we fail to comply with the terms of the concession, the Mexican government may terminate it without compensation to our partners or us. A termination would prevent us from engaging in our proposed business.

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

     Equity Price Risks
     ------------------

     Until such time as we are able to consistently produce earnings from operations, we will be dependent on our ability to continue to access debt and equity sources of capital. While recent history has shown us capable of raising equity sources of capital; future equity financings and the terms of those financings will be largely dependent on our stock price, our operations and the future dilution to our shareholders.

     Foreign Currency Exchange Risk
     ------------------------------

     Most of our services are billed and collected in U.S. Dollars. We faced foreign exchange risks in connection with retail services from the Mexican communication centers and payphones and the transacting of business in pesos as opposed to U.S. Dollars. Historically, we have been able to minimize foreign currency exchange risk by converting from pesos to U.S. Dollars quickly and by maintaining minimal cash balances denominated in pesos. We anticipate that in the future this risk will be minimized, since we no longer own and operate the communication centers.

     We record foreign currency translation gains/losses due to the volatility of the peso exchange rate as compared to the U.S. Dollar over time. We anticipate we will continue to experience translation gains/losses in our assets and liabilities, specifically in fixed assets which are accounted for at historical pesos amounts on the books of our Mexican subsidiaries but converted to U.S. Dollars for consolidation purposes at current exchange rates.


ITEM 4.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the date of this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits:

EXHIBIT
NUMBER
------

10.1 Interconnection Agreement TELMEX and ATSICOM (Exhibit 10.26 to Annual Report on Form 10-K for the year ended July 31, 2003 filed November 12,
     2003)

10.2 Bestel Fiber Lease (Exhibit 10.5 to Amended Annual Report on form 10-K for the year ended July 31, 1999 filed April 14, 2000)

10.3 Carrier Service Agreement Dialmex and ATSI (Exhibit 10.27 to Annual Report on Form 10-K for the year ended July 31, 2003 filed November 12, 2003)

10.4 Stock Purchase Agreement with Telemarketing (Sale of ATSICOM) (Exhibit 10.1 to Form 8-K filed June 16, 2003)

31.1 Certification of our Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of our Corporate Controller, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of our Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of our Corporate Controller, under Section 906 of the Sarbanes-Oxley Act of 2002. *

*  Filed  herewith

     (b) The following Current Reports on Form 8-K were filed during the first quarter of fiscal 2003:

     On October 29, 2002 we announced that a member of our Board of Directors had resigned under Item 6 of Current Report on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       ATSI COMMUNICATIONS, INC.
                                            (Registrant)


Date:  December 31, 2003               By:          /s/Arthur L. Smith
       -----------------                            ------------------
                                            Name:       Arthur L. Smith
                                            Title:      Chief Executive Officer

Date:  December 31, 2003               By:          /s/Antonio Estrada
       -----------------                            ------------------
                                            Name:       Antonio  Estrada
                                            Title:      Corporate Controller
                                                    (Principal Accounting and
                                                        Financial Officer)