Form 10-Q/A
period 2003-01-31
ATSI COMMUNICATIONS INC/DE
filed 2004-01-02
CIK 1014052

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                 (210) 614-2740
                         (REGISTRANT'S TELEPHONE NUMBER,
                               INCLUDING AREA CODE)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes X No
                                                --    --

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act) Yes     No  X
                                               ---    ---

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

                                         ATSI COMMUNICATIONS, INC.
                                             AND SUBSIDIARIES

                                      QUARTERLY REPORT ON FORM 10-QA
                                  FOR THE QUARTER ENDED JANUARY 31, 2003

                                                   INDEX


PART I.   FINANCIAL INFORMATION                                                                       Page
                                                                                                      ----
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of July 31, 2002 and January 31, 2003  . . . . . . . . . . .    3
          Consolidated Statements of Operations for the Three and Six Months Ended January 31, 2002
          and 2003  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
          Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended
          January 31, 2002 and 2003   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
          Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2002
          and 2003  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6
          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .    7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations . . .   15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  . . . . . . . . . . . . . . . .  .25

Item 4.   Controls and procedures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25

PART II. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                             ATSI COMMUNICATIONS, INC.
                                                  AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                      (in thousands except share information)


                                                                                           July 31,    January 31,
                                                                                             2002         2003
                                                                                          ----------  -------------
                                                                                                       (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash                                                                                     $      27   $        466
 Accounts receivable, net of allowance of $198 and $53, respectively                          1,082            319
 Inventory                                                                                       59             28
 Prepaid & Other current assets                                                                 634            465
                                                                                          ----------  -------------
     Total current assets                                                                     1,802          1,278
                                                                                          ----------  -------------

PROPERTY AND EQUIPMENT                                                                       19,901         19,144
 Less - Accumulated depreciation and amortization                                           (14,785)       (15,171)
                                                                                          ----------  -------------
     Net property and equipment                                                               5,116          3,973
                                                                                          ----------  -------------

OTHER ASSETS, net
 Goodwill, net                                                                                1,393          1,300
 Concession License, net                                                                      2,000          1,972
 Other                                                                                          146            112
                                                                                          ----------  -------------
     Total assets                                                                         $  10,457   $      8,636
                                                                                          ==========  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                             7,523         10,705
 Accrued liabilities                                                                          2,657          3,582
 Note payable                                                                                 1,472          1,448
 Current portion of obligations under capital leases                                          3,207          2,865
 Deferred revenue                                                                               111              3
                                                                                          ----------  -------------
     Total current liabilities                                                               14,971         18,603
                                                                                          ----------  -------------

LONG-TERM LIABILITIES:
 Obligations under capital leases, less current portion                                          67              -
 Advance Payables                                                                               275            275
 Other                                                                                           75             40
                                                                                          ----------  -------------
     Total long-term liabilities                                                                417            315
                                                                                          ----------  -------------

COMMITMENTS AND CONTINGENCIES                                                                     -              -

REDEEMABLE PREFERRED STOCK:
Series D Cumulative Preferred Stock, 3000 shares authorized, 742 shares issued and
outstanding.                                                                                    765            787
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,455 shares issued and
outstanding.                                                                                  1,415          1,175

STOCKHOLDERS' DEFICIT:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
 Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 4,370 shares
 issued and outstanding.                                                                          -              -
 Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized, 8,510 shares
 issued and outstanding.                                                                          -              -
 Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized, 6,500 shares
 issued and outstanding.                                                                          -              -
Common stock, $0.001, 200,000,000 shares authorized, 94,790,855 and
103,638,690 issued and outstanding, respectively.                                                95            104
 Additional paid in capital                                                                  59,891         60,267
 Accumulated deficit                                                                        (67,493)       (73,813)
 Warrants Outstanding                                                                         1,031          1,031
 Other Comprehensive Loss                                                                      (636)           166
                                                                                          ----------  -------------
     Total stockholders' deficit                                                             (7,112)       (12,245)
                                                                                          ----------  -------------

     Total liabilities and stockholders' deficit                                          $  10,457   $      8,636
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

                                               ATSI COMMUNICATIONS, INC.
                                                   AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share amounts)
                                                      (unaudited)


                                                Three months ended January 31,        Six months ended January 31,
                                            ------------------------------------  ------------------------------------
                                                  2002               2003               2002               2003
                                            -----------------  -----------------  -----------------  -----------------
OPERATING REVENUES:
  Services
     Carrier services                       $         11,051   $          1,096   $         20,027   $          6,506
     Network services                                    612                122              1,276                332
     Retail Services                                   1,932              1,347              3,657              2,991
                                            -----------------  -----------------  -----------------  -----------------

     Total operating revenues                         13,595              2,565             24,960              9,829

OPERATING EXPENSES:
     Cost of services                                 11,191              1,798             20,289              7,783

     Selling, general and administrative               3,083              3,001              5,925              5,704

     Impairment expense                                    -                  -                  -                 88
     Bad debt expense                                     65                  -                 65                 13

     Depreciation and Amortization                     1,021                526              2,005              1,321
                                            -----------------  -----------------  -----------------  -----------------

     Total operating expenses                         15,360              5,325             28,284             14,909
                                            -----------------  -----------------  -----------------  -----------------


OPERATING LOSS                                        (1,765)            (2,760)            (3,324)            (5,080)

OTHER INCOME (EXPENSE):
  Other income (expense), net                            (20)              (360)               (53)              (705)
  Interest expense                                      (574)              (248)            (1,083)              (486)
                                            -----------------  -----------------  -----------------  -----------------

     Total other income (expense)                       (594)              (608)            (1,136)            (1,191)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                          (2,359)            (3,368)            (4,460)            (6,271)

INCOME TAX EXPENSE                                       (28)               (25)               (55)               (50)
                                            -----------------  -----------------  -----------------  -----------------

NET LOSS FROM CONTINUING
OPERATIONS                                            (2,387)            (3,393)            (4,515)            (6,321)

NET INCOME FROM DISCONTINUED
OPERATIONS                                                24                  -                 24                  -
                                            -----------------  -----------------  -----------------  -----------------

NET LOSS                                              (2,363)            (3,393)            (4,491)            (6,321)

LESS: PREFERRED DIVIDENDS                               (132)               (91)              (277)              (187)
                                            -----------------  -----------------  -----------------  -----------------

NET LOSS TO COMMON STOCKHOLDERS                      ($2,496)           ($3,484)           ($4,768)           ($6,508)
                                            =================  =================  =================  =================

BASIC AND DILUTED LOSS PER SHARE                      ($0.03)            ($0.03)            ($0.06)            ($0.07)
                                            =================  =================  =================  =================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 83,127            103,172             80,607             99,926
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

                                            ATSI COMMUNICATIONS, INC.
                                                 AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                  (In thousands)
                                                   (unaudited)

                                                        For the three months             For the six months
                                                          ended January 31,              ended January 31,
                                                   ------------------------------  ------------------------------
                                                        2002            2003            2002            2003
                                                   --------------  --------------  --------------  --------------
Net loss to common stockholders

   Other comprehensive income (loss), net of tax:        ($2,496)        ($3,484)        ($4,769)        ($6,508)

    Foreign currency translation adjustment                    1             579             (44)            802
                                                   --------------  --------------  --------------  --------------

Comprehensive loss to common stockholders                ($2,495)        ($2,905)        ($4,813)        ($5,704)
                                                   ==============  ==============  ==============  ==============


    The accompanying notes are an integral part of these consolidated financial statements.

                                      ATSI COMMUNICATIONS, INC.
                                           AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (In thousands)
                                             (unaudited)

                                                                      Six months ended January  31,
                                                                   ----------------------------------
                                                                         2002              2003
                                                                   ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 ($4,491)          ($6,321)
  Adjustments to reconcile net loss
   operating activities-
     Impairment loss                                                             -                88
     Depreciation and amortization                                           2,289             1,321
     Loss on disposition of property & equipment                                                  33
     Deferred compensation                                                      12                 -
     Minority Interest                                                          17                 -
     Foreign currency loss                                                       -               658
     Provision for losses on accounts receivable                               114                13
     Changes in operating assets and liabilities:
       Decrease in accounts receivable                                         484               734
       Decrease in prepaid expenses and other                                  117               463
       Increase in accounts payable                                          1,912             2,794
       Increase in accrued liabilities                                         553             1,222
       Increase  (decrease) in deferred revenue                                 11              (108)
                                                                   ----------------  ----------------
Net cash provided by operating activities                                    1,018               897
                                                                   ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                          (624)             (289)
                                                                   ----------------  ----------------
Net cash used in investing activities                                         (624)             (289)
                                                                   ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                               11                25
   Payments on debt                                                            (65)                -
   Capital Lease payments                                                     (376)              (87)
   Payment of expenses related to the issuance of preferred stock              (14)              (12)
   Proceeds from issuance of common stock, net
   of issuance costs                                                           180               (95)
                                                                   ----------------  ----------------
Net cash used in financing activities                                         (264)             (169)
                                                                   ----------------  ----------------

NET INCREASE IN CASH                                                           131               439

CASH AND CASH EQUIVALENTS, beginning of period                                 103                27
                                                                   ----------------  ----------------

TOTAL CASH AND CASH EQUIVALENTS                                                234               466
                                                                   ----------------  ----------------

CASH AND CASH EQUIVALENTS- Allocated to discontinued operations               (122)                -

CASH AND CASH EQUIVALENTS, end of period                           $           111   $           466
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

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

     1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the following subsidiaries: ATSI-Delaware, ATSI-Canada, ATSI-Texas, ATSI-Mexico, ATSICOM, Computel, ATSI de CentroAmerica, TeleSpan and SINFRA have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries ("ATSI" or "the Company") as of July 31, 2002 and January 31, 2003, the results of their operations for the three and six months ended January 31, 2002 and 2003, comprehensive loss for the three and six months ended January 31, 2002 and 2003, and cash flows for the six months ended January 31, 2002 and 2003. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 2002 included in the Company's annual report on Form 10-K filed with the SEC on February 3, 2003. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

     Retail Services: Under the retail services, the company incurred, fixed cost, local and long distance cost. The fixed cost / rent is the cost charged by the local exchange carrier for the access to the phone lines and is based on the number of telephone lines at each of the communication centers. The local and long distance cost is based on the per minute basis charged by the carrier / vendor to transport the telephone calls between the destinations points. The rate per minute varies based on the destination of the telephone call. As of July 2, 2003, we sold certain assets of our principal operating subsidiaries and no longer own or operate the communications centers.

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

     4.   NOTES PAYABLES

     Notes Payable are comprised of the following (in thousands):

                                                              July 31,  January 31,
                                                               2002         2003
                                                             ---------  ------------
          Notes payable to taxing entity, see terms below.   $     480  $        456
          Note payable to a related party, see terms below.        250           250
          Note payable to a company, see terms below.              386           386
          Note payable to individuals, see terms below             356           356

                                                             ---------  ------------
          Total current notes payable                        $   1,472  $      1,448
                                                             =========  ============

     The Company, through its acquisition of Computel, assumed notes payables to a taxing entity for various past due taxes. The notes have interest rates ranging from 8% to 15%, with scheduled monthly principal and interest payments of approximately $18,121. The notes were originally scheduled to mature between July 1999 and July 2001 and are collateralized by the assets of Computel. The taxing entities can pursue foreclosure on the notes against the assets of Computel, which consist of a telecommunications concession license to operate coin operated public telephones and retail communication centers throughout Mexico and the equipments utilized in the operations of the retail communications centers, such as computers, faxes and billing equipment. The Company continues to work with the taxing entities to extent the term of this note payable, but as of filing this quarterly report no payments have been made and we are in default of the agreement.

     In March 2001, the Company entered into a note payable with a related party, a director of ATSI, in the amount of $250,000, for a period of 90 days, renewable at the note holder's option. The note, which accrues interest at a rate of 9.75% per annum payable monthly until the note is paid in full, was extended throughout fiscal 2001 and 2002. During the first six months of fiscal 2003 we did not make any principal and interest payments, and as a result we are in default on this note. The note is collateralized by approximately 357,000 shares of the Company's common stock. As of the date of this quarterly report the holder has not demanded nor requested redemption of the collateral. The Company intends to seek additional extensions of the note but there can be no assurance that favorable terms will be agreed to or that an agreement will be reached with the note holder.

     In May 2002, the Company entered into a note payable with a vendor for equipment it had originally purchased commencing in June 2000 in the amount of $386,362. The note, which accrues interest beginning July 15, 2002 at the rate of 18%, matured October 15, 2002. As of the date of this quarterly filing the Company has not made any payments and is in default of the agreement. The note is collateralized by the Nortel DMS 300/250 International Gateway Switch in our Dallas location and other telecommunication equipment owned by our subsidiary. Since February 4, 2003, the note has been subject to administration in the bankruptcy of our subsidiary. In May 15, 2003 the bankruptcy court lifted the stay on the execution of the note and the creditor took possession of the security and released the Company of the related liability.

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

     5.   GOING CONCERN

     The Company has incurred substantial cumulative net losses, a working capital deficit, and negative cash flows since the Company's inception. Our two primary operating subsidiaries filed for protection under the U.S. Bankruptcy Code and are currently being liquidated. In addition, the auditor's opinion on the consolidated financial statements as of July 31, 2002, calls attention to substantial doubt about the Company's ability to continue as a going concern. For the period from December 17, 1993 to January 31, 2003, the Company has incurred cumulative net losses of approximately $73.8 million. Further, the Company has a working capital deficit of approximately $17.3 million at January 31, 2003. We will continue to seek equity funding from our previous funding sources to maintain the Company in operations and support our ongoing operations. However there can be no assurance the we will be able to obtain the required equity funding or, if the resources are made available to us, that they will be sufficient to support our ongoing operations until such time as we are able to continuously generate earnings from operations.

     In addition, there can be no assurance that we will be able to achieve future revenue levels sufficient to support our operations and recover our investment in property and equipment, goodwill, and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

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

     During the quarter ended January 2003 and 2002, U.S. Telco generated net losses as a percentage of total consolidated losses of approximately 61% and 37 %, respectively. Additionally, U.S. Telco's total assets for the same period as a percentage of total consolidated assets were 79% and 59%, respectively. Mexico Telco net losses for the quarter ended January 2003 and 2002 as a percentage of total consolidated losses were 39% and 63%, respectively. And Mexico Telco total assets as a percentage of total consolidated assets were 21% and 41%, respectively.

IN THOUSANDS
                                        For the three months ended     For the six months ended
                                        January 31,    January 31,    January 31,    January 31,
                                           2002           2003           2002           2003
U.S. TELCO
-------------------------------------------------------------------------------------------------
External revenues                      $     11,502   $      1,149   $     20,980   $      6,699
Intercompany revenues                  $        153   $         69   $        299   $        331
                                       -------------  -------------  -------------  -------------
Total revenues                         $     11,655   $      1,218   $     21,280   $      7,030
                                       =============  =============  =============  =============

Operating loss                                ($947)       ($2,408)       ($1,653)       ($3,562)

Net loss to common shareholders               ($975)       ($2,633)       ($1,764)       ($3,994)

Total assets                           $     16,731   $      9,198   $     16,731   $      9,198


MEXICO TELCO
-------------------------------------------------------------------------------------------------
External revenues                      $      2,093   $      1,416   $      3,980   $      3,130
Intercompany revenues                  $        484   $        469   $        940   $        954
                                       -------------  -------------  -------------  -------------
Total revenues                         $      2,577   $      1,885   $      4,920   $      4,084
                                       =============  =============  =============  =============

Operating loss                                ($818)         ($221)       ($1,671)       ($1,315)

Net loss to common shareholders             ($1,355)         ($629)       ($2,699)       ($2,124)

Total assets                           $     11,873   $      2,303   $     11,873   $      2,303

OTHER
-------------------------------------------------------------------------------------------------
External revenues                                 -              -              -              -
Intercompany revenues                         ($637)         ($538)       ($1,239)       ($1,285)
                                       -------------  -------------  -------------  -------------
Total revenues                                ($637)         ($538)       ($1,239)       ($1,285)
                                       =============  =============  =============  =============

Operating loss                                    -          ($131)             -          ($203)

Net loss to common shareholders               ($190)         ($222)         ($329)         ($390)

Total assets                                ($8,800)       ($2,865)       ($8,800)       ($2,865)

TOTAL
-------------------------------------------------------------------------------------------------
External revenues                      $     13,595   $      2,565   $     24,960   $      9,829
Intercompany revenues                             -              -              -              -
                                       -------------  -------------  -------------  -------------
Total revenues                         $     13,595   $      2,565   $     24,960   $      9,829
                                       =============  =============  =============  =============

Depreciation and Amortization               ($1,021)         ($526)       ($2,005)       ($1,321)

Operating loss                              ($1,765)       ($2,760)       ($3,324)       ($5,080)

Net loss (Excluding discontinued
operations)                                 ($2,387)       ($3,393)       ($4,515)       ($6,321)

Net loss to common shareholders
(Excluding discontinued operations)         ($2,520)       ($3,484)       ($4,792)       ($6,508)

Total assets (Excluding discontinued
operations)                            $     19,804   $      8,636   $     19,804   $      8,636

     8.   SUBSEQUENT EVENTS

     On February 4, 2003, two of our subsidiaries, American TeleSource International, Inc. (ATSI-Texas) and TeleSpan, Inc. (TeleSpan ) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On April 9, 2003, the court ordered joint administration of both cases and on May 14, 2003 the court converted the case to a Chapter 7 case. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations and are in the process of liquidation. ATSI Communications, Inc., the Delaware incorporated holding company, was not included in the bankruptcy filings.

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

     On May 22, 2003 we entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. ("Telemarketing') whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. ("ATISCOM"). The agreement provides that there will be an initial payment of $194,000 plus payment of approximately $200,000 of ATSICOM's liabilities and the remaining purchase price of $747,000 will be paid as follows:

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

     9.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which supersedes APB Option No. 17, "Intangible Assets" provides financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment approach. The Company has adopted SFAS 142 as of August 1, 2002. Accordingly, the concession license, will continue to be amortized over 26 years, the remaining life of the concession license. The amortization of goodwill ceased on August 1, 2002. The Company's has determined that no further impairment is necessary.

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

SOURCES OF REVENUE AND DIRECT COST

     Sources of revenue:
     -------------------

     Carrier Services: We provide termination services to U.S and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico. Typically these telecommunications companies offer their services to the public for local and international long distance services. In December 2002, we were forced to idle our carrier network capacity and have therefore been unable to generate revenue from carrier services since that date. In May 2003 we sold 51% of ATSI Comunicaciones, S.A. de C.V. (ATSICOM) to Telemarketing de Mexico, S.A. de C.V. (Telemarketing). We believe that our agreement with Telemarketing and its owner, Dialmex, LLC (Dialmex) will allow us to recommence providing carrier services via the VoIP network owned by Dialmex.

     Network Services: We offer private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers' multiple international offices and branches. We do not have any present network services customers. Two of our subsidiaries, American Telesource International, Inc. (ATSI-Texas) and TeleSpan, Inc. (TeleSpan), filed for protection under Chapter 11 of the U.S. Bankruptcy Code in February 2003 and ceased operations in May 2003. Under agreement for the sale of the certain assets of ATSI-Texas and TeleSpan, we are providing network management services to Latin Group Ventures L.L.C. (LVG), a non-related entity. Under the agreement we manage one of their network services customers. This management agreement is for twelve months and initiated on July 1, 2003. Under the management agreement we will generate approximately $6,500 per month in management fees during fiscal 2004.

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

     We have had operating losses for almost every quarter since we began operations in 1994. Due to such prior losses, the anticipated continuation of such losses for the foreseeable future, and our substantial working capital deficit, the auditor's opinion on our financial statements as of July 31, 2002 calls attention to substantial doubts about our ability to continue as a going concern. This means that there is substantial doubt that we will be able to continue in business through the end of our next fiscal year. We have experienced difficulty in paying our vendors and lenders on time in the past, and, as a result, in December 2002 our carrier network capacity was idled and the majority of the employees from the US Telco segment were terminated. This means that we were not be able to generate revenues from carrier services during the second half of the fiscal year ended July 31, 2003. The loss of revenue from idling the carrier services network was offset by significant savings from the reductions in payments to third parties for services, personnel cost and other operating cost related to operating a network

     During this period management continued to pursue different venues for funding. Unfortunately during the last several years the telecommunications industry has experienced a great deal of instability. As a result of not being able to raise the necessary capital to re-start our network, two of our subsidiaries, ATSI-Texas and TeleSpan , filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and subsequently on May 14, 2003 the court converted the cases to a Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. These bankruptcies did not include the reporting entity. As a result of the Chapter 7 bankruptcy of our two main operating subsidiaries combined with the termination of the majority of our US Telco employees and the idling of the carrier network capacity, our ability to generate any revenue from our historical revenue generation sources was severely limited.

     On May 22, 2003 we entered into a Share Purchase Agreement with Telemarketing whereby we sold Telemarketing 51% of our Mexican subsidiary, ATSICOM. ATSICOM holds a 30-year long distance concession in Mexico. The principal owners of Telemarketing are also the principal owners of Dialmex, a U.S. based international telecommunications carrier. Under the agreement with Telemarketing we will jointly enhance the existing data network operated by Dialmex to permit the network to carry voice transmissions using the same system and software as is used to transmit data. This system is known as Voice over Internet Protocol or "VoIP" and can transmit voice transmissions at much lower costs then our historical network. We believe that this will lower the network cost and allowed the companies to be more competitive and attract more
customers.   Additionally, ATSICOM, Telemarketing and Dialmex will combine their respective interconnection agreements with the various Mexican telecommunications companies to obtain greater market leverage and higher call volumes, thus decreasing the cost of providing such services. Through our interconnection agreement with Telefonos de Mexico S.A de C.V. (Telmex) we will have access to the only nationwide voice and data network in Mexico with more than 14.1 million phone lines in over 105,000 communities throughout Mexico.
Our interconnection agreement with Bestel S.A de C.V (Bestel) will allow us to have access to their fiber optic network that extends over 6,356 kilometers with points of presence in 19 Mexican metropolitan areas. Under these agreements our cost of providing telecommunication services will be based on a per minute rate and the volume of minutes transported through their respective networks.

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

                                              Three months ended January 31,     Six months Ended January 31,
                                            ---------------------------------  --------------------------------
                                                    2002             2003              2002             2003
                                                    ----             ----              ----             ----
                                                                        (Unaudited)
                                                                        -----------
                                                $        %       $        %        $       %        $       %
                                            ---------  ----  ---------  -----  ---------  ----  ---------  ----
Operating revenues
------------------
Services
    Carrier services                        $ 11,051    81%  $  1,096     43%  $ 20,027    80%  $  6,506    66%
    Network services                             612     5%       122      5%     1,276     5%       332     3%
    Retail services                            1,932    14%     1,347     52%     3,657    15%     2,991    31%
                                            ---------  ----  ---------  -----  ---------  ----  ---------  ----

Total operating revenues                      13,595   100%     2,565    100%    24,960   100%     9,829   100%

Cost of services                              11,191    82%     1,798     70%    20,289    81%     7,783    79%
                                            ---------  ----  ---------  -----  ---------  ----  ---------  ----

Gross Margin                                   2,404    18%       767     30%     4,671    19%     2,046    21%

Selling, general and administrative
Expense                                        3,083    23%     3,001    117%     5,925    24%     5,704    58%

Impairment loss                                    -     0%         0      0%         -     0%        88     1%

Bad debt expense                                  65     0%         0      0%        65     0%        13     0%

Depreciation and amortization                  1,021     8%       526     20%     2,005     8%     1,321    13%
                                            ---------  ----  ---------  -----  ---------  ----  ---------  ----

Operating loss                                (1,765)  -13%    (2,760)  -108%    (3,323)  -13%     5,080)  -52%

Other income (expense), net                     (594)   -4%      (608)   -24%    (1,136)   -5%    (1,191)  -12%
                                            ---------  ----  ---------  -----  ---------  ----  ---------  ----

Net loss from continuing operations before
income tax expense                            (2,359)  -17%    (3,368)  -131%    (4,459)  -18%    (6,271)  -64%

Income tax expense                               (28)    0%       (25)    -1%       (55)    0%       (50)   -1%
                                            ---------  ----  ---------  -----  ---------  ----  ---------  ----

Net loss from continuing operations           (2,387)  -18%    (3,393)  -132%    (4,515)  -18%    (6,321)  -64%

Income from discontinued
Operations                                        24     0%         -      0%        24     0%         -     0%

Net loss                                      (2,363)  -17%    (3,393)  -132%    (4,491)  -18%    (6,321)  -64%

Less: preferred stock dividends                 (132)   -1%       (91)    -4%      (277)   -1%      (187)   -2%
                                            ---------  ----  ---------  -----  ---------  ----  ---------  ----

Net loss to common  shareholders             ($2,496)  -18%   ($3,484)  -136%   ($4,768)  -19%   ($6,508)  -66%
                                            =========  ====  =========  =====  =========  ====  =========  ====

THREE MONTHS ENDED JANUARY 31, 2003 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2002

     Operating Revenues. Consolidated operating revenues decreased 81% between periods from $13.6 million for the quarter ended January 31, 2002 to $2.6 million for the quarter ended January 31, 2003. Revenues from the U.S. Telco segment decreased 90% from $11,655,000 for the second quarter of 2002 to $1,218,000 for the second quarter of 2003 primarily as a result of the idling of the Company's network during the second quarter. Revenues from the Mexico Telco segment decreased 27% from $2,577,000 for the second quarter of 2002 to $1,885,000 for the second quarter of 2003 primarily as a result of the decrease in network services customers and reductions in the number of retail communication centers operated by the Company.

     Carrier services revenues decreased approximately $10.0 million, or 90% from the quarter ended January 2002 to the quarter ended January 2003. As the telecom sector has continued to suffer financially and operationally more and more of our carriers require substantial deposits and/or prepayments. During the quarter ended January 31, 2003 the Company was not able to meet these cash requirements by our vendors and restricted the amount of network services that it could provide. In December 2002 the Company idled its network and was not able to restart it during the quarter.

     Network services revenues continued to decline from the previous period due to a continued loss of customers. The decline from the previous year's quarter was approximately 80% or $490,000. Due to our current financial condition, we do not presently have any network services customers. Certain assets of our principal operating subsidiaries, including the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License owned by SINFRA, were sold to LGV on July 2, 2003 and we entered a network management agreement with LGV. Under the agreement with LGV we provide customer service, technical support and manage the collections process with respect to one of their network services customers. This management agreement was initiated on July 1, 2003 and we will generate approximately $6,500 per month in management fees during fiscal 2004.

     Retail services revenues decreased approximately $585,000, or 30% from the quarter ended January 2002 to the quarter ended January 2003. During the quarter we continued to close down those communication centers that were no longer cost efficient. The total number of communication centers decreased from 136 during the quarter ended January 31, 2002 to 107 during the quarter ended January 31, 2003. As of July 02, 2003, we sold certain assets of our principal operating subsidiaries and no longer own or operate the communication centers. Thus, in the near future we do not expect any revenue to be generated from this source.

     Cost of Services. The consolidated cost of services decreased by $9.4 million, or 84% from the quarter ended January 2002 to the quarter ended January 2003. Cost of Service for the U.S. Telco segment decreased by 89% from approximately $10,239,000 for the quarter ended January 31, 2002 to approximately $1,121,000 for the quarter ended January 31, 2003. The decrease in cost of services in the U.S. Telco segment is a direct result of the idling of the Company's network and cessation of providing carrier services during the second quarter. Cost of Service for the Mexico Telco segment decreased by 29% from approximately $952,000 for the quarter ended January 31, 2002 to $677,000 for the quarter ended January 31, 2003. The decrease in the cost of the Mexico Telco segment is the result of closure of approximately 5 communications centers during the second quarter. Cost of service as a percent of revenue declined from 82% for the quarter ended January 31, 2002 to 70% for the quarter ended January 31, 2003 primarily because of the reduction and ultimate termination of carrier services, which have a higher cost of sales factor.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $82,000, or 3% between periods. SG&A allocated to the U.S. Telco segment increased by 6% from approximately $1,918,000 for the quarter ended January 31, 2002 to approximately $2,040,000 for the quarter ended January 31, 2003. The primary reason for the increase between quarters can be attributed to the recognition of approximately $1.0 million in professional fees during the quarter ended January 31, 2003 related to the lawsuit in the United States District Court for the Southern District of New York against Rose Glen Capital, The Shaar Fund, and others for stock fraud and manipulation, as well as violations of Section 10(b) under the Securities Exchange Act of 1934 and Rule 10b-5. Additionally, the SG&A allocated to the Mexico Telco segment decreased by 17% from approximately $1,165,000 for the quarter ended January 31, 2002 to approximately $961,000 for the quarter ended

January 31, 2003.

     Depreciation and Amortization. Depreciation and amortization decreased by approximately 49% or $495,000 between periods. The decline is related to the adoption of SFAS 142 as of August 1, 2002. As a result, there was no amortization of goodwill during the second quarter of fiscal 2003 compared to a charge of approximately $138,000 relating to the amortization of goodwill during the quarter ended January 31, 2002. Additionally, much of our equipment had been fully depreciated. Depreciation and amortization allocated to the U.S. Telco segment declined by 14% from approximately $540,000 for the quarter ended January 31, 2002 to approximately $465,000 for the quarter ended January 31, 2003. Depreciation and amortization allocated to the Mexico Telco segment declined by 87% from approximately $480,000 for the quarter ended January 31, 2002 to approximately $61,000 for the quarter ended January 31, 2003.

     Operating Loss. The Company's operating loss increased approximately $995,000 or 56% from the quarter ended January 2002 to the quarter ended January 2003. relating to litigation filed by the Company during the second quarter. Operating loss for the U.S. Telco segment increased by 154% from $947,000 for the quarter ended January 31, 2002 to $2,408,000 for the quarter ended January 31, 2003 as a result of the professional fees incurred in litigation filed by the Company during the second quarter, reduced network services revenue and narrower gross profit margins. Operating loss for the Mexico Telco segment decreased by 73% from $818,000 for the quarter ended January 31, 2002 to $221,000 for the quarter ended January 31, 2003 as a result of reduced network services revenue, narrower gross profit margins and the closures of retail communications centers.

     Other Income (expense). Other expense increased approximately $14,000 between quarters from $594,000 to $608,000.

     Preferred Stock Dividends. During the quarter ended January 2003, we recorded approximately $91,000 of non-cash dividends related to our cumulative convertible preferred stock. This compares favorably to the approximately $132,000 of non-cash dividends recognized during the quarter ended January 2002 and is primarily the result of redemptions of outstanding shares of preferred stock in the interim.

     Net loss to Common Stockholders. The net loss for the quarter ended January 2003 increased to $3.5 million from $2.5 million for the quarter ended January 2002. The increase in net loss was due primarily to increase in operating loss during the second quarter.

SIX MONTHS ENDED JANUARY 31, 2003 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2002

     Operating Revenues. Consolidated operating revenues decreased 61% between periods from $24.9 million for the six-months ended January 31, 2002 to $9.8 million for the six-months ended January 31, 2003. Revenues from the U.S. Telco segment decreased 67% from $21,280,000 for the six months ended January 31, 2002 to $7,030,000 for the six months ended January 31, 2003 primarily as a result of the idling of the Company's network in December 2002. Revenues from the Mexico Telco segment decreased 17% from $4,920,000 for the six months ended January 31, 2002 to $4,083,000 for the six months ended January 31, 2003 primarily as a result of the decrease in network services customers and reductions in the number of retail communication centers operated by the Company.

     Carrier services revenues decreased approximately $13.5 million, or 68% from the six months ended January 31, 2002 to the six months ended January 31, 2003 and reflect the idling of the Company's carrier network in December 2002.

     Network services revenues decreased approximately 74% or $944,000 from the six months ended January 31, 2002 to the six months ended January 31, 2003. The decrease can be attributed to the continued loss of our customer base during the first and second quarters of the current fiscal year.

     Retail services revenues decreased approximately $666,000, or 18%, from the six months ended January 31, 2002 to the six months ended January 31, 2003. During the fist half of fiscal year 2003, we continued to close down those communication centers that were no longer cost efficient.

     Cost of Services. The consolidated cost of services decreased by $12.5 million, or 62% from the six months ended January 31, 2002 to the six months ended January 31, 2003. Cost of Service for the U.S. Telco segment decreased by 67% from approximately $18,476,000 for the six months ended January 31, 2002 to approximately $6,125,000 for the six months ended January 31, 2003. The decrease in cost of services in the U.S. Telco segment is a direct result of the idling of the Company's network and termination of carrier services during the second quarter. Cost of Service for the Mexico Telco segment decreased by 9% from approximately $1,813,000 for the six months ended January 31, 2002 to approximately $1,659,000 for the six months ended January 31, 2003. The decrease in the cost of services in the Mexico Telco segment is the result of the closure of approximately 10 communications centers during the first half of fiscal 2003.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $221,000, or 4% between periods. SG&A allocated to the U.S. Telco segment decreased by 5% from approximately $3,686,000 for the six
months ended January 31, 2002 to approximately   $3,510,000 for the six months
ended January 31, 2003. The decline is primarily the result of the reduction in revenues during the first quarter of fiscal 2003 and the idling the Company's carrier network and terminating the U.S. Telco employees during the second quarter of fiscal 2003. These savings are offset by the recognition of approximately $1.0 million in professional fees related to the lawsuit in the United States District Court for the Southern District of New York against Rose Glen Capital, The Shaar Fund, and others for stock fraud and manipulation, as well as violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. SG&A allocated to the Mexico Telco segment decreased by 2% from approximately $2,239,000 for the six months ended January 31, 2002 to approximately $2,194,000 for the six months ended January 31, 2003. The decrease in the Mexico Telco SG&A can be attributed to the closure of approximately 10 communication centers during the six-month period ended January 31, 2003.

     Impairment loss. During the first quarter of fiscal 2003, we recorded approximately $89,000 related the impairment of goodwill associated with an acquisition made by ATSI Mexico during fiscal 2002. All of such impairment loss related to Mexico Telco. No impairment loss was recorded during the six months ended January 31, 2002.

     Depreciation and Amortization. Depreciation and amortization decreased by approximately 34% or $684,000 between periods. The decline is related to the adoption of SFAS 142 as of August 1, 2002. As a result, there was no amortization of goodwill during the first half of fiscal 2003. Additionally, much of our equipment had been fully depreciated. Depreciation and amortization allocated to the U.S. Telco segment declined by 13% from approximately $1,054,000 for the six months ended January 31, 2002 to approximately $919,000 for the six months ended January 31, 2003. Depreciation and amortization allocated to the Mexico Telco segment declined by 58% from approximately $952,000 for the six months ended January 31, 2002 to approximately $402,000 for the six months ended January 31, 2003. The decrease in depreciation between periods in the Mexico Telco segment can be attributed to the depreciation of most of the assets during the prior year, as a result during the six-month period ended January 31. 2003 the depreciation was less than the same period for fiscal 2002.

     Operating Loss. The Company's operating loss increased approximately $1.76 million or 53% from the six months ended January 31, 2002 to the six months ended January 31, 2003. The increase is primarily due to the reduced levels of revenue during the first half of fiscal 2003 and the recognition of $1.0 million in professional fees relating to litigation filed by the Company. Operating loss for the U.S. Telco segment increased by 115% from $1,653,000 for the six months ended January 31, 2002 to $3,562,000 for the six months ended January 31, 2003 as a result of reduced operating levels during the first half of fiscal 2003 and litigation expenses incurred during the second quarter of 2003. Operating loss for the Mexico Telco segment decreased by 21% from $1,671,000 for the six months ended January 31, 2002 to $1,315,000 for the six months ended January 31, 2003.

     Other Income (expense). Other expense increased approximately $65,000 between periods from $1.13 million to $1.19 million.

     Preferred Stock Dividends. During the six months ended January 31, 2003, we recorded approximately $187,000 of non-cash dividends related to our cumulative convertible preferred stock. This compares favorably to the approximately $277,000 of non-cash dividends recognized during the six months ended January 31, 2002 and is the result of redemptions of preferred stock in the interim.

     Net loss to Common Stockholders. The net loss for the six months ended January 31, 2003 increased to $6.5 million from $4.8 million for the six months ended January 31, 2002. The increase in net loss was due primarily to the increase in operating loss.

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

     During the six months ended January 31, 2003, we generated positive cash from operations of approximately $864,000. Cash from operations in the Company's U.S. Telco segment for the six months ended January 31, 2003 was approximately $663,000 and cash from operations in the Company's Mexico Telco segment for the six months ended January 31, 2003 was approximately $201,000. The Company generated this positive cash flow from operations primarily as a result of an increase in accrued liabilities and accounts payables of approximately $1,222,000 and $2,794,000, respectively. Additionally, we generated positive cash flow form operations as a result of a decrease in accounts receivable of approximately $734,000.

     Cash used in/provided by investing activities: During the six months ended January 31, 2003, the Company acquired approximately $289,000 in equipment which was not financed by capital lease or financing arrangements.

     Cash used in/provided by financing activities: Additional cash outflows included the payment of approximately $87,000 towards our capital lease obligations.

     Overall, the Company's net operating, investing and financing activities during the six months ended January 31, 2003 provided approximately $439,000 in cash. The Company's working capital deficit at January 31, 2003 was approximately $17.3 million. This represents an increase of approximately $4.1 million from our working capital deficit at July 31, 2002.

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On November 1, 2002, we filed a lawsuit in the United States District Court for the Southern District of New York against Rose Glen Capital, The Shaar Fund, and others for stock fraud and manipulation, as well as violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and Rule 10b-5 under the Act. As of the date of this filing, we do not know the likelihood of a favorable outcome or the range of potential recoveries. In the event of an unfavorable outcome, we will be required to issue a significant number of shares of our common stock pursuant to the terms of the financing arrangements.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

EXHIBIT
NUMBER
-------

   10.1  Interconnection Agreement TELMEX and ATSICOM (Exhibit 10.26 to Annual Report on Form 10-
         K for the year ended July 31, 2003 filed November 12, 2003)

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

   31.1  Certification of our Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

   31.2  Certification of our Corporate Controller, under Section 302 of the Sarbanes-Oxley Act of
         2002. *

   32.1  Certification of our Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

   32.2  Certification of our Corporate Controller, under Section 906 of the Sarbanes-Oxley Act of
         2002. *

*    Filed  herewith

     (b) The following Current Reports on Form 8-K were filed during the second quarter of fiscal 2003.

     On November 15, 2002 we announced that our Board of Directors had approved the dismissal of Ernst & Young LLP and the hiring of Tanner + Co. pursuant to Item 4 of Current Report on Form 8-K.


                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        ATSI COMMUNICATIONS, INC.
                                             (Registrant)


Date:  December 31, 2003                By:          /s/Arthur  L.  Smith
       -----------------                             --------------------
                                        Name:        Arthur  L.  Smith
                                        Title:       Chief Executive Officer

Date:  December 31, 2003                By:          /s/Antonio Estrada
       -----------------                             ------------------
                                        Name:        Antonio  Estrada
                                        Title:       Corporate Controller
                                             (Principal Accounting and Financial
                                                           Officer)