Form 10-Q/A
period 2003-04-30
ATSI COMMUNICATIONS INC/DE
filed 2004-01-02
CIK 1014052

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

                                     QUARTERLY REPORT ON FORM 10-QA
                                  FOR THE QUARTER ENDED APRIL 30, 2003

                                                  INDEX


PART I. FINANCIAL INFORMATION                                                                       Page
                                                                                                    ----
Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets as of July 31, 2002 and April 30, 2003. . . . . . . . . . . .     3
         Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2002
         and 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
         Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended
         April 30, 2002 and 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
         Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2002
         and 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
         Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations . .    15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . . .    26

Item 4.  Control and procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

PART  I  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                                                ATSI COMMUNICATIONS, INC.
                                                    AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                         (in thousands except share information)


                                                                                               July 31,     April  30,
                                                                                                 2002          2003
                                                                                             ------------  ------------
                                                                                                           (unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash                                                                                       $        27   $       381
  Accounts receivable, net of allowance of $198 and $189, respectively                             1,082           134
  Inventory                                                                                           59            29
  Prepaid & Other current assets                                                                     634           500
                                                                                             ------------  ------------
      Total current assets                                                                         1,802         1,044
                                                                                             ------------  ------------

PROPERTY AND EQUIPMENT                                                                            19,901        19,079
  Less - Accumulated depreciation and amortization                                               (14,785)      (15,532)
                                                                                             ------------  ------------
      Net property and equipment                                                                   5,116         3,547
                                                                                             ------------  ------------

OTHER ASSETS, net
  Goodwill, net                                                                                    1,393         1,300
  Concession License, net                                                                          2,000         1,944
  Other                                                                                              146           102
                                                                                             ------------  ------------
      Total assets                                                                           $    10,457   $     7,937
                                                                                             ============  ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                                 7,523        11,097
  Accrued liabilities                                                                              2,657         4,125
  Note payable                                                                                     1,473         1,470
  Current portion of obligations under capital leases                                              3,207         2,810
  Deferred revenue                                                                                   111             -
                                                                                             ------------  ------------
      Total current liabilities                                                                   14,971        19,502
                                                                                             ------------  ------------

LONG-TERM LIABILITIES:
  Obligations under capital leases, less current portion                                              67             -
  Advance Payables                                                                                   275           275
  Other                                                                                               75             -
      Total long-term liabilities                                                                    417           275

COMMITMENTS AND CONTINGENCIES                                                                          -             -

REDEEMABLE PREFERRED STOCK:
Series D Cumulative Preferred Stock, 3000 shares authorized, 742 shares issued and
outstanding.                                                                                         765           798
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,455 shares issued and
outstanding.                                                                                       1,415         1,192

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
  Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 4,370 shares
  issued and outstanding.                                                                              -             -
  Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized, 8,510 shares
  issued and outstanding.                                                                              -             -
  Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized, 6,500 shares
  issued and outstanding.                                                                              -             -
Common stock, $0.001, 200,000,000 shares authorized, 94,790,855 issued and outstanding at
July 31, 2002, 103,638,690 issued and outstanding at April 30, 2003                                   95           104
  Additional paid in capital                                                                      59,891        60,176
  Accumulated deficit                                                                            (67,493)      (75,174)
  Warrants Outstanding                                                                             1,031         1,031
  Other Comprehensive Loss                                                                          (636)           33
                                                                                             ------------  ------------
      Total stockholders' deficit                                                                 (7,112)      (13,830)
                                                                                             ------------  ------------

      Total liabilities and stockholders' deficit                                            $    10,457   $     7,937
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

                                  ATSI  COMMUNICATIONS,  INC.
                                         AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands, except per share amounts)
                                            (unaudited)

                                           Three months ended April 30, Nine months ended April 30,
                                           ---------------------------  --------------------------
                                                2002          2003          2002          2003
                                            ------------  ------------  ------------  ------------
OPERATING REVENUES:
Services
     Carrier services                       $    10,758   $         0   $    30,784   $     6,506
     Network services                               510            70         1,787           402
     Retail Services                              1,983         1,147         5,640         4,138
                                            ------------  ------------  ------------  ------------

     Total operating revenues                    13,251         1,217        38,211        11,046
OPERATING EXPENSES:
     Cost of services                            11,314           696        31,602         8,479
     Selling, general and administration          2,994         1,082         8,919         6,786
     Impairment expense                               -             -             -            88
     Bad debt expense                                 8            93            72           106
     Depreciation and Amortization                1,067           401         3,073         1,721
                                            ------------  ------------  ------------  ------------

     Total operating expenses                    15,383         2,272        43,666        17,180
                                            ------------  ------------  ------------  ------------

OPERATING LOSS                                   (2,132)       (1,055)       (5,455)       (6,134)

OTHER INCOME (EXPENSE):
  Other income (expense), net                      (101)           (2)         (154)         (708)
  Interest expense                                 (514)         (280)       (1,597)         (766)
                                            ------------  ------------  ------------  ------------

     Total other income (expense)                  (615)         (282)       (1,751)       (1,474)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                     (2,747)       (1,337)       (7,206)       (7,608)

INCOME TAX BENEFIT (EXPENSE)                        918           (24)          862           (74)
                                            ------------  ------------  ------------  ------------

NET LOSS FROM CONTINUING
OPERATIONS                                       (1,829)       (1,361)       (6,344)       (7,682)

NET LOSS FROM DISCONTINUED
OPERATIONS                                         (561)            -          (537)            -
                                            ------------  ------------  ------------  ------------

NET LOSS                                         (2,390)       (1,361)       (6,881)       (7,682)

LESS: PREFERRED DIVIDENDS                           (96)          (91)         (373)         (277)
                                            ------------  ------------  ------------  ------------

NET LOSS APPLICABLE  TO COMMON
STOCKHOLDERS                                    ($2,486)      ($1,452)       (7,254)      ($7,959)
                                            ============  ============  ============  ============

BASIC AND DILUTED LOSS PER SHARE                 ($0.03)       ($0.01)       ($0.09)       ($0.08)
                                            ============  ============  ============  ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                            91,486       103,639        84,271       101,136
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

                                  ATSI  COMMUNICATIONS,  INC.
                                       AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                        (In thousands)
                                          (unaudited)

                                                For the three              For the nine
                                             months ended April 30,     months ended April 30,
                                            ------------------------  ------------------------
                                               2002         2003         2002         2003
                                            -----------  -----------  -----------  -----------
Net loss to common stockholders

  Other comprehensive loss, net of tax:        ($2,486)     ($1,452)     ($7,255)     ($7,959)

  Foreign currency translation adjustment           30         (134)         (14)         669
                                            -----------  -----------  -----------  -----------
Comprehensive loss to common stockholders      ($2,456)     ($1,586)     ($7,269)     ($7,290)
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

                                  ATSI  COMMUNICATIONS,  INC.
                                       AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (In thousands)
                                          (unaudited)

                                                                   Nine months ended April 30,
                                                                   ---------------------------
                                                                        2002          2003
                                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              ($6,881)      ($7,682)
  Adjustments to reconcile net income to net cash used in
   operating activities-
     Impairment loss                                                          -            88
     Depreciation and amortization                                        3,494         1,721
     Loss on disposal of property & equipment                                 -            33
     Deferred compensation                                                   12             -
     Minority Interest                                                     (242)            -
     Foreign currency loss                                                    -           656
     Provision for losses on accounts receivable                            106           106
     Changes in operating assets and liabilities:
       (Increase) Decrease in accounts receivable                          (140)          783
       Decrease in prepaid expenses and other                               210           440
       Increase in accounts payable                                       3,774         3,355
       Increase in accrued liabilities                                    1,284         1,459
       Increase  (Decrease) in deferred revenue                              43          (108)
                                                                    ------------  ------------
Net cash provided by operating activities                                 1,660           851
                                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                       (854)         (328)
                                                                    ------------  ------------
Net cash used in investing activities                                      (854)         (328)
                                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                            11            25
   Payments on debt                                                         (65)            -
   Capital Lease payments                                                  (510)          (87)
   Payment of expenses related to the issuance of preferred stock           (20)          (12)
   Proceeds from issuance of common stock, net
   of issuance costs                                                        180           (95)
                                                                    ------------  ------------
Net cash used in financing activities                                      (404)         (169)
                                                                    ------------  ------------

NET INCREASE (DECREASE) IN CASH                                             402           354

CASH AND CASH EQUIVALENTS, beginning of period                              103            27
                                                                    ------------  ------------

                                                                    ------------  ------------
TOTAL CASH AND CASH EQUIVALENTS                                             505           381
                                                                    ------------  ------------
CASH AND CASH EQUIVALENTS- Allocated to discontinued operations            (359)            -

CASH AND CASH EQUIVALENTS, end of period                            $       146   $       381
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

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

     1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the following subsidiaries: ATSI-Delaware, ATSI-Canada, ATSI-Texas, ATSI-Mexico, ATSICOM, Computel, ATSI de CentroAmerica, TeleSpan and SINFRA have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the consolidated financial position of ATSI and its subsidiaries ("ATSI" or "the Company") as of July 31, 2002 and April 30, 2003, the results of their operations for the three and nine months ended April 30, 2002 and 2003, comprehensive loss for the three and nine months ended April 30, 2002 and 2003, and cash flows for the three and nine months ended April 30, 2002 and 2003. All adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended July 31, 2002 included in the Company's annual report on Form 10-K filed with the SEC on February 3, 2003. Certain prior period amounts have been reclassified for comparative purposes. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

     2.  STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation under the recognition and measurement principals of APB Opinion No 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted SFAS No. 123, "Accounting for Stock-based Compensation". In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No.25, " Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations in accounting for its stock option plans. In accordance with APB Opinion. 25, no compensation cost for these plans been determined. Based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings would have been changed by the following:

                                  STOCK -BASED COMPENSATION

                           (In thousands, except per share amounts)
                                          (unaudited)

                                           For the three months        For the nine months
                                               ended April 30,           ended April 30,
                                        --------------------------  --------------------------
                                            2002          2003          2002          2003
                                        ------------  ------------  ------------  ------------
Net loss applicable to common
stockholders                                 (2,486)       (1,452)       (7,254)       (7,959)

Add: Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                       -             -             -             -

Deduct: Total stock based employee
compensation expense determined
under fair value based method for all
Awards, net of related tax effects                -            (2)         (794)         (313)
                                        ------------  ------------  ------------  ------------

Pro forma net loss                           (2,486)       (1,454)       (8,048)       (8,272)
                                        ============  ============  ============  ============

Earnings per share

   Basis - as reported                  $     (0.03)  $     (0.01)  $     (0.09)  $     (0.08)
                                        ============  ============  ============  ============

   Basis - pro forma                    $     (0.03)  $     (0.01)  $     (0.10)  $     (0.08)
                                        ============  ============  ============  ============

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

     Network Services: We offer private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers' multiple international offices and branches. We do not have any current network services customers, however we currently provide network management services to Latin Group Ventures L.L.C. (LGV),a non-related party. Under the agreement with LGV we manage one of their network services customers. This management agreement is for twelve months and initiated on July 1, 2003. Under the agreement we will generate approximately $6,500 per month in management fees during fiscal 2004.

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

     5. NOTES PAYABLES

     Notes Payable are comprised of the following (in thousands):

                                                        July 31,   April 30,
                                                          2002        2003
                                                        ---------  ----------
     Notes payable to taxing entity, see terms below.   $     480  $      477
     Note payable to a related party, see terms below.        250         250
     Note payable to a company, see terms below.              386         386
     Note payable to individuals, see terms below             357         357
                                                        ---------  ----------
     Total current notes payable                        $   1,473  $    1,470
                                                        =========  ==========

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

     In March 2001, the Company entered into a note payable with a related party, a director of ATSI, in the amount of $250,000, for a period of 90 days, renewable at the note holder's option. The note, which accrues interest at a rate of 9.75% per annum payable monthly until the note is paid in full, was extended throughout fiscal 2001 and 2002. During the first nine months of fiscal 2003 we did not make any principal and interest payments, and as a result we are in default on this note. The note is collateralized by approximately 357, 000 shares of the Company's common stock. As of the date of this quarterly report the holder has not demanded nor requested redemption of the collateral. The Company intends to seek additional extensions of the note but there can be no assurance that favorable terms will be agreed to or that an agreement will be reached with the note holder.

     In May 2002, the Company entered into a note payable with a vendor for equipment it had originally purchased commencing in June 2000 in the amount of $386,362. The note, which accrues interest beginning July 15, 2002 at the rate of 18%, matured October 15, 2002. As of the date of this quarterly filing the Company has not made any payments and is in default of the agreement. This note is collateralized by the Nortel DMS 300/250 International Gateway Switch in our Dallas location and other telecommunication equipment owned by our subsidiary. Since February 4, 2003, the note has been subject to administration in the bankruptcy of our subsidiary. In May 15, 2003 the bankruptcy court lifted the stay on the execution of the note and the creditor took possession of the security and released the company of the related liability.

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

     6.  GOING CONCERN

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

                     FOR THE NINE MONTHS ENDED APRIL 30,2002

            E-commerce revenues                          $3,809
            Costs and expenses                           $3,598
            Net income before taxes & minority interest  $  211
            Net loss before minority interest             ($736)
            Net loss                                      ($537)

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

IN THOUSANDS
                                   For the three months ended  For the nine months ended
                                      April 30,    April 30,    April 30,    April 30,
                                        2002         2003         2002         2003
U.S. TELCO
---------------------------------------------------------------------------------------
External revenues                    $   11,113   $        3   $   32,093   $    6,702
Intercompany revenues                $      790   $        0   $    1,089   $      330
                                     -----------  -----------  -----------  -----------
        Total revenues               $   11,903   $        3   $   33,182   $    7,032
                                     ===========  ===========  ===========  ===========

Operating loss                          ($1,436)       ($518)     ($3,088)     ($4,080)

Net loss to common shareholders           ($529)       ($694)     ($2,302)     ($4,686)

Total assets                         $    7,802   $    3,975   $    7,802   $    3,975

MEXICO TELCO
---------------------------------------------------------------------------------------
External revenues                    $    2,138   $    1,214   $    6,118   $    4,344
Intercompany revenues                $      533   $      447   $    1,473   $    1,408
                                     -----------  -----------  -----------  -----------
        Total revenues               $    2,671   $    1,661   $    7,591   $    5,752
                                     ===========  ===========  ===========  ===========

Operating loss                            ($696)       ($293)     ($2,367)     ($1,764)

Net loss to common shareholders         ($1,300)       ($371)     ($3,999)     ($2,653)

Total assets                         $   11,183   $    3,947   $   11,183   $    3,947

OTHER
---------------------------------------------------------------------------------------
External revenues                             -            -            -            -
Intercompany revenues                   ($1,323)       ($447)     ($2,562)     ($1,738)
                                     -----------  -----------  -----------  -----------
        Total revenues                  ($1,323)       ($447)     ($2,562)     ($1,738)
                                     ===========  ===========  ===========  ===========


Operating loss                       $        0        ($244)  $        0        ($290)

Net loss to common shareholders            ($96)       ($387)       ($416)       ($620)

Total assets                         $       58   $       15   $       58   $       15

TOTAL
---------------------------------------------------------------------------------------
External revenues                    $   13,251   $    1,217   $   38,211   $   11,046
Intercompany revenues                         -            -            -            -
                                     -----------  -----------  -----------  -----------
        Total revenues               $   13,251   $    1,217   $   38,211   $   11,046
                                     ===========  ===========  ===========  ===========

Depreciation and Amortization           ($1,067)       ($401)     ($3,073)     ($1,721)

Operating loss                          ($2,132)     ($1,055)     ($5,455)     ($6,134)

Net loss (Excluding discontinued
Operations)                              (1,829)      (1,361)      (6,344)      (7,682)

Net loss to common shareholders
(Excluding discontinued operations)     ($1,925)     ($1,452)     ($6,717)     ($7,959)

Total assets                         $   19,043   $    7,937   $   19,043   $    7,937

     9.     SUBSEQUENT EVENTS

     On May 14, 2003 the bankruptcy court in the bankruptcy of American Telesource International, Inc. (ATSI-Texas) and Telespan, Inc. (Telespan) converted the pending Chapter 11 case to a Chapter 7 case. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations and are in the process of liquidation. ATSI Communications, Inc., the Delaware incorporated holding company, was not included in the bankruptcy filings.

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

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SOURCES OF REVENUE AND DIRECT COST

     Sources of revenue:
     -------------------

     Carrier Services: We provide termination services to U.S and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico. Typically these telecommunications companies offer their services to the public for local and international long distance services. In December 2002, we were forced to idle our carrier network capacity and have therefore been unable to generate revenue from carrier services since that date. In May 2003 we sold 51% of ATSI Comunicaciones, S.A. de C.V. (ATSICOM) to Telemarketing de Mexico, S.A. de C.V. (Telemarketing). We believe that our agreement with Telemarketingand its owner, Dialmex, LLC (Dialmex) will allow us to recommence providing carrier services via the VoIP network owned by Dialmex.

     Network Services: We offer private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers' multiple international offices and branches. We do not have any present network services customers. Two of our subsidiaries, American Telesource International, Inc. (ATSI-Texas) and Telespan, Inc. (Telespan), filed for protection under Chapter 11 of the U.S. Bankruptcy Code in February 2003 and ceased operations in May 2003. Under agreement for the sale of the certain assets of ATSI-Texas and Telespan, we are providing network management services to Latin Group Ventures L.L.C. (LVG), a non-related party. Under the agreement we manage one of their network services customers. This management agreement is for twelve months and initiated on July 1, 2003. Under the agreement we will generate approximately $6,500 per month in management fees during fiscal 2004.

     Retail Services: The retail services consisted of communication centers and public pay telephones. The communication centers or call centers consist of retail centers strategically located in Mexico to serve the travelers and the large Mexican population who typically do not have personal or home telephones. At these communication centers we previously offered local, domestic and international long distance and enhanced services, such as prepaid calling cards and Internet services. As of July 2, 2003, we sold certain assets of our two principal operating subsidiaries and no longer own or operate the communications centers. Thus, in the near future, management does not expect any revenue to be generated from this source.

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

     We have had operating losses for almost every quarter since we began operations in 1994. Due to such prior losses, the anticipated continuation of such losses for the foreseeable future, and our substantial working capital deficit, the auditor's opinion on our financial statements as of July 31, 2002 calls attention to substantial doubts about our ability to continue as a going concern. This means that there is substantial doubt that we will be able to continue in business through the end of our next fiscal year. We have experienced difficulty in paying our vendors and lenders on time in the past, and, as a result, in December 2002 our carrier network capacity was idled and the majority of the employees from the US Telco segment were terminated. This means that we were not be able to generate revenues from carrier services during the second half of the fiscal year ended July 31, 2003. The loss of revenue from idling the carrier services network was offset by significant savings from the reductions in payments to third parties for services, personnel cost and other operating cost related to operating a network .

     During the quarter management continued to pursue different venues for funding. Unfortunately during the last several years the telecommunications industry has experienced a great deal of instability. As a result of not being able to raise the necessary capital to re-start our network, two of our subsidiaries, ATSI-Texas and Telespan, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and subsequently on May 14, 2003 the court converted the cases to a Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. These bankruptcies did not include the reporting entity. As a result of the Chapter 7 bankruptcy of our two main operating subsidiaries combined with the termination of the majority of our US Telco employees and the idling of the carrier network capacity, our ability to generate any revenue from our historical revenue generation sources was severely limited.

     On May 22, 2003 we entered into a Share Purchase Agreement with Telemarketing whereby we sold Telemarketing 51% of our Mexican subsidiary, ATSICOM. ATSICOM holds a 30-year long distance concession in Mexico. The principal owners of Telemarketing are also the principal owners of Dialmex, a U.S. based international telecommunications carrierUnder the agreement with Telemarketing we will jointly enhance the existing data network operated by Dialmex to permit the network to carry voice transmissions using the same system and software as is used to transmit data. This system is known as Voice over Internet Protocol or "VoIP" and can transmit voice transmissions at much lower costs then our historical network. We believe that this will lower the network cost and allowed the companies to be more competitive and attract more
customers.   Additionally, ATSICOM, Telemarketing and Dialmex will combine their respective interconnection agreements with the various Mexican telecommunications companies to obtain greater market leverage and higher call volumes, thus decreasing the cost of providing such services. Through our interconnection agreement with Telefonos de Mexico S.A de C.V. (Telmex) we will have access to the only nationwide voice and data network in Mexico with more than 14.1 million phone lines in over 105,000 communities throughout Mexico.
Our interconnection agreement with Bestel S.A de C.V (Bestel) will allow us to have access to their fiber optic network that extends over 6,356 kilometers with points of presence in 19 Mexican metropolitan areas. Under these agreements our cost of providing telecommunication services will be based on a per minute rate and the volume of minutes transported through their respective networks.

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

                                                     Three months                           Nine months
                                                    ended April 30,                       ended  April 30,
                                                    ---------------                       ----------------
                                                2002               2003               2002              2003
                                                ----               ----               ----              ----
                                                                         (Unaudited)
                                            $         %        $         %        $        %        $        %
                                        ---------  ------  ---------  ------  ---------  -----  ---------  ----
Operating revenues
------------------
Services
  Carrier services                      $ 10,758      81%  $      0       0%  $ 30,784     81%  $  6,506    59%
  Network services                           510       4%        70       6%     1,787      5%       402     4%
  Retail services                          1,983      15%     1,147      94%     5,640     15%     4,138    37%
                                        ---------  ------  ---------  ------  ---------  -----  ---------  ----

Total operating revenues                  13,251     100%     1,217     100%    38,211    100%    11,046   100%


Cost of services                          11,314      85%       696      57%    31,602     83%     8,479    77%
                                        ---------  ------  ---------  ------  ---------  -----  ---------  ----

Gross Margin                               1,937      15%       521      43%     6,609     17%     2,568    23%

Selling, general and
administrative expense                     2,994      23%     1,082      89%     8,919     23%     6,786    61%

Impairment loss                                -       0%         0       0%         -      0%        88     1%

Bad debt expense                               8       0%        93       8%        72      0%       106     1%

Depreciation and amortization              1,067       8%       401      33%     3,073      8%     1,721    16%
                                        ---------  ------  ---------  ------  ---------  -----  ---------  ----

Operating loss                            (2,132)    -16%    (1,055)    -87%    (5,455)   -14%    (6,134)  -56%

Other income (expense), net                 (615)     -5%      (282)    -23%    (1,751)    -5%    (1,474)  -13%
                                        ---------  ------  ---------  ------  ---------  -----  ---------  ----

Net loss from continuing operations
before income tax expense                 (2,747)    -21%    (1,337)   -110%    (7,206)   -19%    (7,608)  -69%

Income tax expense                           918       7%       (24)     -2%       862      2%       (74)   -1%
                                        ---------  ------  ---------  ------  ---------  -----  ---------  ----

Net loss from continuing operations       (1,829)    -14%    (1,361)   -112%    (6,343)   -17%    (7,682)  -70%

Income from discontinued operations         (561)     -4%         -       0%      (537)    -1%         -     0%

Net loss                                  (2,389)    -18%    (1,361)   -112%    (6,880)   -18%    (7,682)  -70%

Less: preferred stock dividends              (96)     -1%       (91)     -7%      (373)    -1%      (278)   -3%
                                        ---------  ------  ---------  ------  ---------  -----  ---------  ----

Net loss to common shareholders          ($2,486)    -19%   ($1,451)   -119%   ($7,253)   -19%   ($7,959)  -72%
                                        =========  ======  =========  ======  =========  =====  =========  ====


THREE MONTHS ENDED APRIL 30, 2003 COMPARED TO THREE MONTHS ENDED APRIL 30, 2002

     Operating Revenues. Consolidated operating revenues decreased 91% between periods from $13.3 million for the quarter ended April 30, 2002 to $1.2 million for the quarter ended April 30, 2003. Revenues from the U.S. Telco segment decreased 100% from $11,903,000 for the third quarter of 2002 to $3,000 for the third quarter of 2003 as a result of the inability to restart the Company's carrier network during the third quarter. Revenues from the Mexico Telco segment decreased 38% from $2,671,000 for the third quarter of 2002 to $1,661,000 for the third quarter of 2003 primarily as a result of the reduction in network customers and closures of retail communication centers.

     Carrier services revenues decreased approximately $10.8 million, or 100% from the quarter ended April 30, 2002 to the quarter ended April 30, 2003. The Company idled its carrier network and during the quarter ended January 31, 2003 and we were not able to restart this line of business during the third quarter of fiscal 2003. No carrier services revenue was generated during the quarter.

     Network services revenues continued to decline from the previous period due to a continued loss of customers. The decline from the previous year's quarter was approximately 86% or $440,000. Due to our current financial condition, we do not presently have any network services customers. Certain assets of our principal operating subsidiaries, including the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License owned by SINFRA, were sold to LGV on July 2, 2003 and we entered a network management agreement with LGV. Under the agreement with LGV we provide customer service, technical support and manage the collections process with respect to one of their network services customers. This management agreement was initiated on July 1, 2003 and we will generate approximately $6,500 per month in management fees during fiscal 2004.

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

     Cost of Services. The consolidated cost of services decreased by $10.6 million, or 94% from the quarter ended April 2002 to the quarter ended April 2003. Cost of Service for the U.S. Telco segment decreased by 99% from approximately $10,380,000 for the quarter ended April 30, 2002 to approximately $107,000 for the quarter ended April 30, 2003. The decrease in cost of services in the U.S. Telco segment is a direct result of the decrease in carrier services revenue and private network revenue during the quarter ended April 30, 2003. Additionally, in December 2002 we the idled the Company's network and as a result we only incurred the fixed cost for the period until the services were completely terminated. The Cost of Service for the Mexico Telco segment decreased by 37% from approximately $934,000 for the quarter ended April 30, 2002 to approximately $589,000 for the quarter ended April 30, 2003. The decrease in the cost of service for the Mexico Telco segment is the result of the reduction of approximately 10 communication centers during the quarter ended April 30, 2003.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $1.9 million, or 64% between periods. SG&A allocated to the U.S. Telco segment decreased 82% from approximately $1,788,000 for the quarter ended April 30, 2002 to approximately $322,000 for the quarter ended April 30, 2003. The primary reason for the decrease in SG&A is the reflection of the termination of all the US Telco employees during the quarter ended January 31, 2003. The SG&A allocated to the Mexico Telco segment decreased 37% from approximately $1,206,000 for the quarter ended April 30, 2002 to approximately $761,000 for the quarter ended April 30, 2003. The decrease can be attributed to reduction of approximately 10 communication centers during the quarter ended April 30, 2003. As a result we incurred less SG&A in comparison to the same period for fiscal 2002.

     Depreciation and Amortization. Depreciation and amortization decreased by approximately 62% or $666,000 between periods. The decline is related to the adoption of SFAS 142 as of August 1, 2002. As a result, there was no amortization of goodwill during the third quarter of fiscal 2003 compared to a charge of approximately $90,000 related to the amortization of good will during the quarter ended April 30, 2002. Additionally, much of our equipment had been fully depreciated. Depreciation and amortization allocated to the U.S. Telco segment declined by 38% from approximately $585,000 for the quarter ended April 30, 2002 to approximately $363,000 for the quarter ended April 30, 2003. The depreciation and amortization allocated to the Mexico Telco segment declined by 92% from approximately $482,000 for the quarter ended April 30, 2002 to approximately $38,000 for the quarter ended April 30, 2003. The primary reason for the decrease in depreciation and amortization in the Mexico Telco segment can be attributed to fully amortization of the majority of the equipment from this segment during fiscal 2002.

     Operating Loss. The Company's operating loss decreased approximately $1.1 million or 51% from the quarter ended April 2002 to the quarter ended April 2003. The decrease is primarily due to the ceasing of operations of the carriers services segment and the termination of the majority of the corporate employees during the quarter. Operating loss for the U.S. Telco segment decreased by 64% from $1,436,000 for the quarter ended April 30, 2002 to $518,00 for the quarter ended April 30, 2003 because of the reduction in third party fees and personnel costs that were realized when the Company's network was idled. Operating loss for the Mexico Telco segment decreased by 58% from $696,000 for the quarter ended April 30, 2002 to $293,000 for the quarter ended April 30, 2003.

     Other Income (expense). Other expense decreased approximately $333,000 between quarters from $615,000 to $282,000.

     Preferred Stock Dividends. Is comparable between the quarters ended April 2003, and 2002 we recognized approximately $91,000 and $96,000, respectively.

     Net loss to Common Stockholders. The net loss for the quarter ended April 2003 decreased to $1.5 million from $2.5 million for the quarter ended April 2002. The decrease is primarily due to reduction in operating losses.

NINE MONTHS ENDED APRIL 30, 2003 COMPARED TO NINE MONTHS ENDED APRIL 30, 2002

     Operating Revenues. Consolidated operating revenues decreased 71% between periods from $38.2 million for the nine months ended April 30, 2002 to $11 million for the nine months ended April 30, 2003. Revenues from the U.S. Telco segment decreased 78% from $33,182,000 for the nine months ended April 30, 2002 to $7,032,000 for the nine months ended April 30, 2003 primarily as a result of the idling of the Company's network during the second quarter and the inability to restart the carrier services network in the third quarter. Revenues from the Mexico Telco segment decreased 24% from $7,591,000 for the nine months ended April 30, 2002 to $5,752,000 for the nine months ended April 30, 2003 primarily as a result of the decrease in network services customers and reductions in the number of retail communication centers operated by the Company.

     Carrier services revenues decreased approximately $24.3 million, or 79% from the nine months ended April 30, 2002 to the nine months ended April 30, 2003 and reflect the idling of the Company's carrier services network in December 2002.

     Network services revenues decreased approximately 78% or $1.4 million from the nine months ended April 30, 2002 to the nine months ended April 30, 2003. The decrease can be attributed to the continued loss of our customer base during the first nine months of the current fiscal year.

     Retail services revenues decreased approximately $1.5 million, or 27% from the nine months ended April 30, 2002 to the nine months ended April 30, 2003. During the fiscal year 2003, we continued to close down those communication centers that were no longer cost efficient.

     Cost of Services. The consolidated cost of services decreased by $23.1 million, or 73% from the nine months ended April 30, 2002 to the nine months ended April 30, 2003. The decrease in cost of services is a direct result of the decrease in carrier services revenues, private network revenue and retail services revenue. Cost of services for the U.S. Telco segment decreased by 78% from approximately $28,856,000 for the nine months ended April 30, 2002 to approximately $ 6,231,000 for the nine months ended April 30, 2003. The decrease in cost of services in the U.S. Telco segment is a direct result of the idling of the Company's network and cessation of the carrier services product in
December 2002. The   Cost of services for the Mexico Telco segment decreased by
18% from approximately $2,746,000 for the nine months ended April 30, 2002 to approximately $2,247,000 for the nine months ended April 30, 2003. The decrease in the cost of service for the Mexico Telco segment is the result of the reduction of approximately 20 communication centers during the nine months ended April 30, 2003.

          Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $2.1 million, or 24% between periods. SG&A allocated to the U.S. Telco segment decreased 34% from approximately $5,808,000 for the nine months ended April 30, 2002 to approximately $3,831,000 for the nine months ended April 30, 2003. The decrease can be attributed to the termination of most of the employees associated with the U.S. Telco carrier services business unit and network services business unit. The SG&A allocated to the Mexico Telco segment decreased by 5% from approximately $3,111,000 for the nine months ended April 30, 2002 to approximately $2,955,000 for the nine months ended April 30, 2003. The decrease in SG&A for the Mexico Telco segment is the result of the reduction of approximately 20 communication centers during the nine months ended April 30, 2003.

 Impairment loss. During the first quarter of fiscal 2003, we recorded approximately $88,000 related the impairment of goodwill associated with an acquisition made by ATSI Mexico during fiscal 2002. No impairment loss was recorded during the nine months ended April 30, 2002.

     Depreciation and Amortization. Depreciation and amortization decreased by approximately 44% or $1.4 million between periods. The decline is related to the adoption of SFAS 142 as of August 1, 2002. As a result, there was no amortization of goodwill during the first nine months of fiscal 2003. Additionally, much of our equipment had been fully depreciated. Depreciation and amortization allocated to the U.S. Telco segment declined by 22% from approximately $1,639,000 for the nine months ended April 30, 2002 to approximately $1,282,000 for the nine months ended April 30, 2003. Depreciation and amortization allocated to the Mexico Telco segment declined by 69% from approximately $1,434,000 for the nine months ended April 30, 2002 to approximately $440,000 for the nine months ended April 30, 2003.

     Operating Loss. The Company's operating loss increased approximately $679,000 or 13% from the nine months ended April 30, 2002 to the nine months ended April 30, 2003. The increase is primarily due to the recognition of $1.0 million in professional fees relating to litigation filed by the Company during the second quarter of fiscal 2003, and the decrease in network services and retail services revenue during the first nine months of fiscal 2003. Operating loss for the U.S. Telco segment increased by 32% from $2,088,000 for the nine months ended April 30, 2002 to $4,080,000 for the nine months ended April 30, 2003 as a result of the costs incurred in connection with litigation filed during the second quarter and losses incurred to provide carrier services prior to idling the carrier services network. Operating loss for the Mexico Telco segment decreased by 25% from $2,367,000 for the nine months ended April 30, 2002 to $1,764 for the nine months ended April 30, 2003 and reflect the lower revenues for network services and retail services.

     Other Income (expense). Other expense decreased approximately $278,000 between periods from $1.8 million to $1.5 million.

     Preferred Stock Dividends. During the nine months ended April 30, 2003, we recorded approximately $277,000 of non-cash dividends related to our cumulative convertible preferred stock. This compares favorably to the approximately $373,000 of non-cash dividends recognized during the nine months ended April 30, 2002 and is the result of redemptions of preferred stock during the first two quarters of the fiscal year.

     Net loss to Common Stockholders. The net loss for the nine months ended April 30, 2003 increased to $8 million from $7.3 million for the nine months ended April 30, 2002. The increase in net loss was due primarily to the recognition of $1.0 million in professional fees related the lawsuit filed in the second quarter and the decrease in carrier services revenues during the period.

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

     During the nine-months ended April 30, 2003, we generated positive cash from operations of approximately $851,000. Cash from operations in the Company's U.S. Telco segment for the nine months ended April 30, 2003 was approximately $578,000 and cash from operations in the Company's Mexico Telco segment for the nine months ended April 30, 2003 was approximately $273,000. The Company generated this positive cash flow from operations primarily as a result of an increase in accrued liabilities and accounts payables of approximately $1,459,000 and $3,355,000, respectively. Additionally, we generated positive cash flow form operations as a result of a decrease in accounts receivable of approximately $783,000.

     Cash used in/provided by investing activities: During the nine months ended April 30, 2003, the Company acquired approximately $328,000 in equipment which was not financed by capital lease or financing arrangements.

     Cash used in/provided by financing activities: Additional cash outflows included the payment of approximately $87,000 towards our capital lease obligations.

     Overall, the Company's net operating, investing and financing activities during the nine months ended April 30, 2003 provided approximately $381,000 in cash. The Company's working capital deficit at April 30, 2003 was approximately $18.5 million. This represents an increase of approximately $5.2 million from our working capital deficit at July 31, 2002.

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

EFFECT OF PENDING BANKRUPTCY:

     The Company's two principal operating subsidiaries, ATSI-Texas and TeleSpan, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. Under the Chapter 7 bankruptcy case, the trustee is responsible for these entities and its liabilities and operations. As a result the Company does not receive any of the proceeds from the disposition of the assets of these subsidiaries and has no responsibility for liabilities or operations of ATSI-Texas or Telespan.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

     Foreign Currency Exchange Risk
     ------------------------------

     Most of our services are billed and collected in U.S. Dollars. We faced foreign exchange risks in connection with retail services from the Mexican communication centers and payphones and the transacting of business in pesos as opposed to U.S. Dollars. Historically, we have been able to minimize foreign currency exchange risk by converting from pesos to U.S. Dollars quickly and by maintaining minimal cash balances denominated in pesos. We anticipate that in the future this risk will be minimized, since we no longer own nor operate the communication centers.

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

31.1 Certification of our Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of our Corporate Controller, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of our Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of our Corporate Controller, under Section 906 of the Sarbanes-Oxley Act of 2002. *

*  Filed  herewith

     (b) The following Current Reports on Form 8-K were filed during the third quarter of fiscal 2003.


          On June 16, 2003 we filed a current report on Form 8-K announcing in
     Item 2 the signature of a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. ("Telemarketing') whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. ("ATISCOM"); in Item 3, the filing for protection under Chapter 11 of the U.S. Bankruptcy Code of our principal operating subsidiaries, American Telesource International, Inc. and TeleSpan, Inc.; and in Item 5, the resignation of Raymond G. Romero and Christopher Cuevas and the appointment of Arthur L. Smith as CEO and Antonio Estrada as Corporate Controller.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            ATSI COMMUNICATIONS, INC.
                                  (Registrant)


Date:  December 31, 2003                      By:    /s/Arthur  L. Smith
       -----------------                             ---------------------------
                                              Name:  Arthur  L.  Smith
                                              Title: Chief Executive Officer



Date:  December 31, 2003                      By:    /s/Antonio Estrada
       ------------------                            ---------------------------
                                              Name:  Antonio  Estrada
                                              Title: Corporate Controller
                                             (Principal Accounting and Financial
                                                           Officer)