Form 10-Q/A
period 2002-10-31
ATSI COMMUNICATIONS INC/DE
filed 2004-03-02
CIK 1014052

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QA/2
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 2002

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

                         QUARTERLY REPORT ON FORM 10-QA
                     FOR THE QUARTER ENDED OCTOBER 31, 2002

                                      INDEX


PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----

Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheets as of July 31, 2002 and October
     31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
     Consolidated Statements of Operations for the Three Months
     Ended October 31, 2001 and 2002. . . . . . . . . . . . . . . . . . . . .4
     Consolidated Statements of Comprehensive Loss for the Three
     Months Ended October 31, 2001 and 2002 . . . . . . . . . . . . . . . . .5
     Consolidated Statements of Cash Flows for the Three Months
     Ended October 31, 2001 and 2002. . . . . . . . . . . . . . . . . . . . .6
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . . . 24

Item 4. Control and procedures. . . . . . . . . . . . . . . . . . . . . . . 25

PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . 25

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 25

                                             PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                               ATSI COMMUNICATIONS, INC.
                                                   AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                        (in thousands except share information)


                                                                                            July 31,    October 31,
                                                                                              2002         2002
                                                                                           ----------  -------------
                                                                                                        (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash                                                                                      $      27   $        403
 Accounts receivable, net of allowance of $198 and $159, respectively                          1,082            607
 Inventory                                                                                        59             32
 Prepaid & Other current assets                                                                  634            626
                                                                                           ----------  -------------
    Total current assets                                                                       1,802          1,668
                                                                                           ----------  -------------

PROPERTY AND EQUIPMENT                                                                        19,901         19,412
 Less - Accumulated depreciation and amortization                                            (14,785)       (15,215)
                                                                                           ----------  -------------
    Net property and equipment                                                                 5,116          4,197
                                                                                           ----------  -------------

OTHER ASSETS, net
 Goodwill, net                                                                                 1,393          1,300
 Concession License, net                                                                       2,000          2,000
 Other                                                                                           146            140
                                                                                           ----------  -------------
    Total assets                                                                           $  10,457   $      9,305
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
                                                                                           ==========  =============

            The accompanying notes are an integral part of these consolidated financial statements

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                    Three months ended October 31,
                                                    ------------------------------
                                                         2001            2002
                                                    --------------  --------------
OPERATING REVENUES:
  Services
      Carrier services                              $        8,975  $       5,410
      Network services                                         664            211
      Retail services                                        1,725          1,644
                                                    --------------  --------------

     Total operating revenues                               11,364          7,265

OPERATING EXPENSES:
      Cost of services                                       9,097          5,985
      Selling, general and administrative                    2,842          2,703
      Impairment loss                                            -             89
      Bad debt expense                                           -             13
      Depreciation and Amortization                            984            795
                                                    --------------  --------------

     Total operating expenses                               12,923          9,585
                                                    --------------  --------------


OPERATING LOSS                                              (1,559)        (2,320)

OTHER INCOME (EXPENSE):
  Other income (expense), net                                  (33)          (339)
  Interest expense                                            (509)          (244)
                                                    --------------  --------------

     Total other income (expense)                             (542)          (583)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                                (2,101)        (2,903)

INCOME TAX EXPENSE                                             (27)           (25)
                                                    --------------  --------------

NET LOSS FROM CONTINUING
OPERATIONS                                                  (2,128)        (2,928)

NET LOSS FROM DISCONTINUED
OPERATIONS                                                       -              -
                                                    --------------  --------------

NET LOSS                                                    (2,128)        (2,928)

LESS: PREFERRED DIVIDENDS                                     (145)           (96)
                                                    --------------  --------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                 ($2,273)       ($3,024)
                                                    ==============  ==============

BASIC AND DILUTED LOSS PER SHARE                            ($0.03)        ($0.03)
                                                    ==============  ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                       78,086         96,678
                                                    ==============  ==============

    The accompanying notes are an integral part of these consolidated financial statements

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (unaudited)


                                                    Three months ended October 31,
                                                    ------------------------------
                                                         2001            2002
                                                    --------------  --------------
Net loss to common stockholders

      Other comprehensive income (loss), net of tax:      ($2,273)        ($3,024)

      Foreign currency translation adjustment                 (45)            224
                                                    --------------  --------------

Comprehensive loss to common stockholders                 ($2,318)        ($2,800)
                                                    ==============  ==============





    The accompanying notes are an integral part of these consolidated financial statements

                                    ATSI COMMUNICATIONS, INC.
                                        AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (In thousands)
                                          (unaudited)


                                                                  Three months ended October 31,
                                                                    ---------------------------
                                                                        2001          2002
                                                                    ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              ($2,128)       ($2,929)
  Adjustments to reconcile net income to net cash used in
   operating activities-
     Impairment loss                                                          -             89
     Depreciation and amortization                                        1,126            795
     Deferred compensation                                                   12              -
     Foreign currency loss                                                    -            326
     Provision for losses on accounts receivable                             26             13
     Changes in operating assets and liabilities
       Decrease in accounts receivable                                      559            453
       (Increase) in prepaid expenses and other                             (89)            (2)
       Increase in accounts payable                                         509          1,075
       Increase in accrued liabilities                                      442            741
       Increase  (Decrease) in deferred revenue                              36            (72)
                                                                    ------------  -------------
Net cash provided by operating activities                                   493            489
                                                                    ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                       (148)           (25)
                                                                    ------------  -------------
Net cash used in investing activities                                      (148)           (25)
                                                                    ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                            11              -
   Payments on debt                                                         (43)             -
   Capital Lease payments                                                  (169)           (87)
   Payment of expenses related to the  issuance of preferred stock           (8)            (6)
   Proceeds from issuance of common stock, net
   of issuance costs                                                        100              5
                                                                    ------------  -------------
Net cash used in/provided by financing activities                          (109)           (88)
                                                                    ------------  -------------

NET INCREASE (DECREASE) IN CASH                                             236            376

CASH AND CASH EQUIVALENTS, beginning of period                              103             27
                                                                    ------------  -------------

TOTAL CASH AND CASH EQUIVALENTS                                             339            403
                                                                    ------------  -------------

CASH AND CASH EQUIVALENTS- Allocated to discontinued operations            (199)             -

CASH AND CASH EQUIVALENTS, end of period                            $       140   $        403
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

                                       Three Months Ended October 31,
                                     ----------------------------------
                                            2001              2002
                                            ----              ----
                                         $        %        $        %
                                     ---------  -----  ---------  -----
Operating revenues
------------------
Services
    Carrier services                 $  8,975     79%  $  5,410     75%
    Network services                      664      6%       210      3%
    Retail services                     1,725     15%     1,620     22%
                                     ---------  -----  ---------  -----

Total operating revenues               11,364    100%     7,240    100%

Cost of services                        9,097     80%     5,960     82%
                                     ---------  -----  ---------  -----

Gross Margin                            2,267     20%     1,280     18%

Selling, general and administrative
expenses                                2,842     25%     2,703     37%

Impairment loss                             -      0%        89      1%

Bad debt expense                            -      0%        13      0%

Depreciation and amortization             984      9%       795     12%
                                     ---------  -----  ---------  -----

Operating loss                         (1,559)  (14%)    (2,320)  (32%)

Other income (expense), net              (542)   (5%)      (584)   (8%)
                                     ---------  -----  ---------  -----

Net loss from continuing operations
before income tax expense              (2,101)  (19%)    (2,904)  (40%)

Income tax expense                         27      0%        25    (1%)
                                     ---------  -----  ---------  -----

Net loss from continuing operations    (2,128)  (19%)    (2,929)  (40%)

Income (loss) from discontinuing
operations                                  -      0%         -      0%

Net loss                               (2,128)  (19%)    (2,929)  (40%)

Less: preferred stock dividends          (145)   (1%)       (96)   (1%)
                                     ---------  -----  ---------  -----

Net loss to common shareholders       ($2,273)  (20%)   ($3,025)  (41%)
                                     =========  =====  =========  =====

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


ITEM 4.  CONTROLS AND PROCEDURES

     The Company has adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. The Company's President and Chief Executive Officer and the Company's Controller and Principal Financial have concluded that these disclosures and procedures are effective at the reasonable assurance level. Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Controller and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the quarter covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter covered by this report that have had a material affect or are reasonably likely to have a material affect on internal control over financial reporting.

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

10.2 Bestel Fiber Lease (Exhibit 10.5 to Amended Annual Report on form 10-K for the year ended July 31, 1999 filed April 14, 2000)

10.3 Carrier Service Agreement Dialmex and ATSI (Exhibit 10.27 to Annual Report on Form 10-K for the year ended July 31, 2003 filed November 12, 2003)

10.4 Stock Purchase Agreement with Telemarketing (Sale of ATSICOM) (Exhibit 10.1 to Form 8-K filed June 16, 2003)

31.1 Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

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


                                     ATSI COMMUNICATIONS, INC.
                                           (Registrant)


Date:  March 1, 2004               By:   /s/ Arthur L. Smith
      --------------                     -------------------
                                         Name:   Arthur L. Smith
                                         Title:  President and
                                                 Chief Executive Officer

Date:  March 1, 2004               By:   /s/ Antonio Estrada
       -------------                     -------------------
                                         Name:   Antonio Estrada
                                         Title:  Corporate Controller
                                         (Principal Accounting and
                                            Financial Officer)