Form 10QSB/A
period 2003-01-31
ATSI COMMUNICATIONS INC/DE
filed 2004-03-02
CIK 1014052

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

                         QUARTERLY REPORT ON FORM 10-QA
                     FOR THE QUARTER ENDED JANUARY 31, 2003

                                      INDEX



PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----

Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheets as of July 31, 2002 and
     January 31, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
     Consolidated Statements of Operations for the Three and
     Six Months Ended January 31, 2002 and 2003 . . . . . . . . . . . . . . .4
     Consolidated Statements of Comprehensive Loss for the
     Three and Six Months Ended January 31, 2002 and 2003 . . . . . . . . . .5
     Consolidated Statements of Cash Flows for the Six Months
     Ended January 31, 2002 and 2003. . . . . . . . . . . . . . . . . . . . .6
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . . . 23

Item 4. Controls and procedures . . . . . . . . . . . . . . . . . . . . . . 24

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

                                     ATSI COMMUNICATIONS, INC.
                                          AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In thousands, except per share amounts)
                                            (unaudited)


                                           Three months ended January 31, Six months ended January 31,
                                           -----------------------------  ----------------------------
                                                 2002           2003           2002          2003
                                            --------------  ------------  --------------  ---------
OPERATING REVENUES:
  Services
      Carrier services                      $      11,051   $     1,096   $      20,027   $  6,506
      Network services                                612           122           1,276        332
      Retail Services                               1,932         1,347           3,657      2,991
                                            --------------  ------------  --------------  ---------

     Total operating revenues                      13,595         2,565          24,960      9,829

OPERATING EXPENSES:
      Cost of services                             11,191         1,798          20,289      7,783
      Selling, general and administrative           3,083         3,001           5,925      5,704
      Impairment expense                                -             -               -         88
      Bad debt expense                                 65             -              65         13
      Depreciation and Amortization                 1,021           526           2,005      1,321
                                            --------------  ------------  --------------  ---------

     Total operating expenses                      15,360         5,325          28,284     14,909
                                            --------------  ------------  --------------  ---------

OPERATING LOSS                                     (1,765)       (2,760)         (3,324)    (5,080)

OTHER INCOME (EXPENSE):
  Other income (expense), net                         (20)         (360)            (53)      (705)
  Interest expense                                   (574)         (248)         (1,083)      (486)
                                            --------------  ------------  --------------  ---------

     Total other income (expense)                    (594)         (608)         (1,136)    (1,191)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                       (2,359)       (3,368)         (4,460)    (6,271)

INCOME TAX EXPENSE                                    (28)          (25)            (55)       (50)
                                            --------------  ------------  --------------  ---------

NET LOSS FROM CONTINUING
OPERATIONS                                         (2,387)       (3,393)         (4,515)    (6,321)

NET INCOME FROM DISCONTINUED
OPERATIONS                                             24             -              24          -
                                            --------------  ------------  --------------  ---------

NET LOSS                                           (2,363)       (3,393)         (4,491)    (6,321)

LESS: PREFERRED DIVIDENDS                            (132)          (91)           (277)      (187)
                                            --------------  ------------  --------------  ---------

NET LOSS TO COMMON STOCKHOLDERS                   ($2,496)      ($3,484)        ($4,768)   ($6,508)
                                            ==============  ============  ==============  =========

BASIC AND DILUTED LOSS PER SHARE                   ($0.03)       ($0.03)         ($0.06)    ($0.07)
                                            ==============  ============  ==============  =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              83,127       103,172          80,607     99,926
                                            ==============  ============  ==============  =========

      The accompanying notes are an integral part of these consolidated financial statements.

                                         ATSI COMMUNICATIONS, INC.
                                             AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                              (In thousands)
                                                (unaudited)


                                                      For the three months           For the six months
                                                        ended January 31,             ended January 31,
                                                   -----------------------------  ------------------------
                                                       2002           2003             2002         2003
                                                   ------------  ---------------  --------------  --------
Net loss to common stockholders

   Other comprehensive income (loss), net of tax:      ($2,496)         ($3,484)        ($4,769)  ($6,508)

    Foreign currency translation adjustment                  1              579             (44)      802
                                                   ------------  ---------------  --------------  --------

Comprehensive loss to common stockholders              ($2,495)         ($2,905)        ($4,813)  ($5,704)
                                                   ============  ===============  ==============  ========




          The accompanying notes are an integral part of these consolidated financial statements.

                                     ATSI COMMUNICATIONS, INC.
                                         AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (In thousands)
                                            (unaudited)

                                                                    Six months ended January  31,
                                                                   -------------------------------
                                                                        2002            2003
                                                                   --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               ($4,491)         ($6,321)
  Adjustments to reconcile net loss
   operating activities-
     Impairment loss                                                           -               88
     Depreciation and amortization                                         2,289            1,321
     Loss on disposition of property & equipment                                               33
     Deferred compensation                                                    12                -
     Minority Interest                                                        17                -
     Foreign currency loss                                                     -              658
     Provision for losses on accounts receivable                             114               13
     Changes in operating assets and liabilities:
       Decrease in accounts receivable                                       484              734
       Decrease in prepaid expenses and other                                117              463
       Increase in accounts payable                                        1,912            2,794
       Increase in accrued liabilities                                       553            1,222
       Increase  (decrease) in deferred revenue                               11             (108)
                                                                   --------------  ---------------
Net cash provided by operating activities                                  1,018              897
                                                                   --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                        (624)            (289)
                                                                   --------------  ---------------
Net cash used in investing activities                                       (624)            (289)
                                                                   --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                             11               25
   Payments on debt                                                          (65)               -
   Capital Lease payments                                                   (376)             (87)
   Payment of expenses related to the issuance of preferred stock            (14)             (12)
   Proceeds from issuance of common stock, net
   of issuance costs                                                         180              (95)
                                                                   --------------  ---------------
Net cash used in financing activities                                       (264)            (169)
                                                                   --------------  ---------------

NET INCREASE IN CASH                                                         131              439

CASH AND CASH EQUIVALENTS, beginning of period                               103               27
                                                                   --------------  ---------------

TOTAL CASH AND CASH EQUIVALENTS                                              234              466
                                                                   --------------  ---------------

CASH AND CASH EQUIVALENTS- Allocated to discontinued operations             (122)               -

CASH AND CASH EQUIVALENTS, end of period                           $         111   $          466
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

                    FOR THE SIX MONTHS ENDED JANUARY 31,2002

               E-commerce revenues                          $2,474
               Costs and expenses                           $2,439
               Net income before taxes & minority interest  $   35
               Net income before minority interest          $   32
               Net income                                   $   24

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

IN THOUSANDS
                                      For the three months ended   For the six months ended
                                       January 31,  January 31,   January 31,     January 31,
                                           2002        2003          2002            2003
U.S. TELCO
---------------------------------------------------------------------------------------------
External revenues                      $   11,502   $    1,149   $     20,980   $      6,699
Intercompany revenues                  $      153   $       69   $        299   $        331
                                       -----------  -----------  -------------  -------------
          Total revenues               $   11,655   $    1,218   $     21,280   $      7,030
                                       ===========  ===========  =============  =============

Operating loss                              ($947)     ($2,408)       ($1,653)       ($3,562)

Net loss to common shareholders             ($975)     ($2,633)       ($1,764)       ($3,994)

Total assets                           $   16,731   $    9,198   $     16,731   $      9,198



MEXICO TELCO
---------------------------------------------------------------------------------------------
External revenues                      $    2,093   $    1,416   $      3,980   $      3,130
Intercompany revenues                  $      484   $      469   $        940   $        954
                                       -----------  -----------  -------------  -------------
          Total revenues               $    2,577   $    1,885   $      4,920   $      4,084
                                       ===========  ===========  =============  =============

Operating loss                              ($818)       ($221)       ($1,671)       ($1,315)

Net loss to common shareholders           ($1,355)       ($629)       ($2,699)       ($2,124)

Total assets                           $   11,873   $    2,303   $     11,873   $      2,303

OTHER
---------------------------------------------------------------------------------------------
External revenues                               -            -              -              -
Intercompany revenues                       ($637)       ($538)       ($1,239)       ($1,285)
                                       -----------  -----------  -------------  -------------
          Total revenues                    ($637)       ($538)       ($1,239)       ($1,285)
                                       ===========  ===========  =============  =============

Operating loss                                  -        ($131)             -          ($203)

Net loss to common shareholders             ($190)       ($222)         ($329)         ($390)

Total assets                              ($8,800)     ($2,865)       ($8,800)       ($2,865)

TOTAL
---------------------------------------------------------------------------------------------
External revenues                      $   13,595   $    2,565   $     24,960   $      9,829
Intercompany revenues                           -            -              -              -
                                       -----------  -----------  -------------  -------------
          Total revenues               $   13,595   $    2,565   $     24,960   $      9,829
                                       ===========  ===========  =============  =============

Depreciation and Amortization             ($1,021)       ($526)       ($2,005)       ($1,321)

Operating loss                            ($1,765)     ($2,760)       ($3,324)       ($5,080)

Net loss (Excluding discontinued
operations)                               ($2,387)     ($3,393)       ($4,515)       ($6,321)

Net loss to common shareholders
(Excluding discontinued operations)       ($2,520)     ($3,484)       ($4,792)       ($6,508)

Total assets (Excluding discontinued
operations)                            $   19,804   $    8,636   $     19,804   $      8,636

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

                                               Three months ended January 31,     Six months Ended January 31,
                                             ---------------------------------  --------------------------------
                                                    2002              2003            2002              2003
                                                    ----              ----            ----              ----
                                                                          (Unaudited)
                                                 $       %        $        %        $       %        $       %
                                             ---------  ----  ---------  -----  ---------  ----  ---------  ----
Operating revenues
------------------
Services
    Carrier services                         $ 11,051    81%  $  1,096     43%  $ 20,027    80%  $  6,506    66%
    Network services                              612     5%       122      5%     1,276     5%       332     3%
    Retail services                             1,932    14%     1,347     52%     3,657    15%     2,991    31%
                                             ---------  ----  ---------  -----  ---------  ----  ---------  ----

Total operating revenues                       13,595   100%     2,565    100%    24,960   100%     9,829   100%

Cost of services                               11,191    82%     1,798     70%    20,289    81%     7,783    79%
                                             ---------  ----  ---------  -----  ---------  ----  ---------  ----

Gross Margin                                    2,404    18%       767     30%     4,671    19%     2,046    21%

Selling, general and administrative
Expense                                         3,083    23%     3,001    117%     5,925    24%     5,704    58%

Impairment loss                                     -     0%         0      0%         -     0%        88     1%

Bad debt expense                                   65     0%         0      0%        65     0%        13     0%

Depreciation and amortization                   1,021     8%       526     20%     2,005     8%     1,321    13%
                                             ---------  ----  ---------  -----  ---------  ----  ---------  ----

Operating loss                                 (1,765)  -13%    (2,760)  -108%    (3,323)  -13%     5,080)  -52%

Other income (expense), net                      (594)   -4%      (608)   -24%    (1,136)   -5%    (1,191)  -12%
                                             ---------  ----  ---------  -----  ---------  ----  ---------  ----

Net loss from continuing operations before
income tax expense
                                               (2,359)  -17%    (3,368)  -131%    (4,459)  -18%    (6,271)  -64%

Income tax expense                                (28)    0%       (25)    -1%       (55)    0%       (50)   -1%
                                             ---------  ----  ---------  -----  ---------  ----  ---------  ----

Net loss from continuing operations            (2,387)  -18%    (3,393)  -132%    (4,515)  -18%    (6,321)  -64%

Income from discontinued
Operations                                         24     0%         -      0%        24     0%         -     0%

Net loss                                       (2,363)  -17%    (3,393)  -132%    (4,491)  -18%    (6,321)  -64%

Less: preferred stock dividends                  (132)   -1%       (91)    -4%      (277)   -1%      (187)   -2%
                                             ---------  ----  ---------  -----  ---------  ----  ---------  ----

Net loss to common  shareholders              ($2,496)  -18%   ($3,484)  -136%   ($4,768)  -19%   ($6,508)  -66%
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