Form 10-Q/A
period 2003-04-30
ATSI COMMUNICATIONS INC/DE
filed 2004-03-02
CIK 1014052

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

--------------------------------------------------------------------------------
      THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT
                        DECEMBER 31, 2003 WAS 103,638,690
================================================================================

                                        ATSI COMMUNICATIONS, INC.
                                             AND SUBSIDIARIES

                                      QUARTERLY REPORT ON FORM 10-QA
                                   FOR THE QUARTER ENDED APRIL 30, 2003

                                                  INDEX


PART I.   FINANCIAL INFORMATION                                                                      Page
                                                                                                     ----

Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets as of July 31, 2002 and April 30, 2003                            3
          Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2002
          and 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
          Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended
          April 30, 2002 and 2003  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
          Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2002
          and 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
          Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . 15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . 24

Item 4.   Control and procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                             ATSI COMMUNICATIONS, INC.
                                                  AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                      (in thousands except share information)


                                                                                            July 31,    April  30,
                                                                                              2002         2003
                                                                                           ----------  ------------
                                                                                                       (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash                                                                                      $      27   $       381
 Accounts receivable, net of allowance of $198 and $189, respectively                          1,082           134
 Inventory                                                                                        59            29
 Prepaid & Other current assets                                                                  634           500
                                                                                           ----------  ------------
     Total current assets                                                                      1,802         1,044
                                                                                           ----------  ------------

PROPERTY AND EQUIPMENT                                                                        19,901        19,079
 Less - Accumulated depreciation and amortization                                            (14,785)      (15,532)
                                                                                           ----------  ------------
     Net property and equipment                                                                5,116         3,547
                                                                                           ----------  ------------

OTHER ASSETS, net
 Goodwill, net                                                                                 1,393         1,300
 Concession License, net                                                                       2,000         1,944
 Other                                                                                           146           102
                                                                                           ----------  ------------
     Total assets                                                                          $  10,457   $     7,937
                                                                                           ==========  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                              7,523        11,097
 Accrued liabilities                                                                           2,657         4,125
 Note payable                                                                                  1,473         1,470
 Current portion of obligations under capital leases                                           3,207         2,810
 Deferred revenue                                                                                111             -
                                                                                           ----------  ------------
     Total current liabilities                                                                14,971        19,502
                                                                                           ----------  ------------

LONG-TERM LIABILITIES:
 Obligations under capital leases, less current portion                                           67             -
 Advance Payables                                                                                275           275
 Other                                                                                            75             -
                                                                                           ----------  ------------
     Total long-term liabilities                                                                 417           275
                                                                                           ----------  ------------

COMMITMENTS AND CONTINGENCIES                                                                      -             -

REDEEMABLE PREFERRED STOCK:
Series D Cumulative Preferred Stock, 3000 shares authorized, 742 shares issued and
outstanding.                                                                                     765           798
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,455 shares issued and
outstanding.                                                                                   1,415         1,192

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
 Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 4,370 shares
 issued and outstanding.                                                                           -             -
 Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized, 8,510 shares
 issued and outstanding.                                                                           -             -
 Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized, 6,500 shares
 issued and outstanding.                                                                           -             -
Common stock, $0.001, 200,000,000 shares authorized, 94,790,855 issued and outstanding at
July 31, 2002, 103,638,690 issued and outstanding at April 30, 2003                               95           104
 Additional paid in capital                                                                   59,891        60,176
 Accumulated deficit                                                                         (67,493)      (75,174)
 Warrants Outstanding                                                                          1,031         1,031
 Other Comprehensive Loss                                                                       (636)           33
                                                                                           ----------  ------------
     Total stockholders' deficit                                                              (7,112)      (13,830)
                                                                                           ----------  ------------

     Total liabilities and stockholders' deficit                                           $  10,457   $     7,937
                                                                                           ==========  ============

              The accompanying notes are an integral part of these consolidated financial statements.

                                            ATSI COMMUNICATIONS, INC.
                                                 AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                   (unaudited)


                                               Three months ended April 30,        Nine months ended April 30,
                                            ----------------------------------  ---------------------------------
                                                  2002              2003              2002             2003
                                            ----------------  ----------------  ----------------  ---------------
OPERATING REVENUES:
Services
   Carrier services                         $        10,758   $             0   $        30,784   $        6,506
   Network services                                     510                70             1,787              402
   Retail Services                                    1,983             1,147             5,640            4,138
                                            ----------------  ----------------  ----------------  ---------------

   Total operating revenues                          13,251             1,217            38,211           11,046

OPERATING EXPENSES:
   Cost of services                                  11,314               696            31,602            8,479
   Selling, general and administration                2,994             1,082             8,919            6,786
   Impairment expense                                     -                 -                 -               88
   Bad debt expense                                       8                93                72              106
   Depreciation and Amortization                      1,067               401             3,073            1,721
                                            ----------------  ----------------  ----------------  ---------------

   Total operating expenses                          15,383             2,272            43,666           17,180
                                            ----------------  ----------------  ----------------  ---------------

OPERATING LOSS                                       (2,132)           (1,055)           (5,455)          (6,134)

OTHER INCOME (EXPENSE):
  Other income (expense), net                          (101)               (2)             (154)            (708)
  Interest expense                                     (514)             (280)           (1,597)            (766)
                                            ----------------  ----------------  ----------------  ---------------

   Total other income (expense)                        (615)             (282)           (1,751)          (1,474)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                         (2,747)           (1,337)           (7,206)          (7,608)

INCOME TAX BENEFIT (EXPENSE)                            918               (24)              862              (74)
                                            ----------------  ----------------  ----------------  ---------------

NET LOSS FROM CONTINUING
OPERATIONS                                           (1,829)           (1,361)           (6,344)          (7,682)

NET LOSS FROM DISCONTINUED
OPERATIONS                                             (561)                -              (537)               -
                                            ----------------  ----------------  ----------------  ---------------

NET LOSS                                             (2,390)           (1,361)           (6,881)          (7,682)

LESS: PREFERRED DIVIDENDS                               (96)              (91)             (373)            (277)
                                            ----------------  ----------------  ----------------  ---------------

NET LOSS APPLICABLE  TO COMMON
STOCKHOLDERS                                        ($2,486)          ($1,452)           (7,254)         ($7,959)
                                            ================  ================  ================  ===============

BASIC AND DILUTED LOSS PER SHARE                     ($0.03)           ($0.01)           ($0.09)          ($0.08)
                                            ================  ================  ================  ===============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                91,486           103,639            84,271          101,136
                                            ================  ================  ================  ===============

             The accompanying notes are an integral part of these consolidated financial statements.

                                                  ATSI COMMUNICATIONS, INC.
                                                      AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                       (In thousands)
                                                         (unaudited)


                                             For the three months ended April 30,      For the nine months ended April 30,
                                           ----------------------------------------  ---------------------------------------
                                                  2002                 2003                 2002                2003
                                           ------------------  --------------------  ------------------  -------------------
Net loss to common stockholders

  Other comprehensive loss, net of tax:              ($2,486)              ($1,452)            ($7,255)             ($7,959)

  Foreign currency translation adjustment                 30                  (134)                (14)                 669
                                           ------------------  --------------------  ------------------  -------------------

Comprehensive loss to common stockholders            ($2,456)              ($1,586)            ($7,269)             ($7,290)
                                           ==================  ====================  ==================  ===================

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      ATSI COMMUNICATIONS, INC.
                                          AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (In thousands)
                                             (unaudited)


                                                                      Nine months ended April 30,
                                                                   ---------------------------------
                                                                         2002             2003
                                                                   ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 ($6,881)         ($7,682)
  Adjustments to reconcile net income to net cash used in
   operating activities-
     Impairment loss                                                             -               88
     Depreciation and amortization                                           3,494            1,721
     Loss on disposal of property & equipment                                    -               33
     Deferred compensation                                                      12                -
     Minority Interest                                                        (242)               -
     Foreign currency loss                                                       -              656
     Provision for losses on accounts receivable                               106              106
     Changes in operating assets and liabilities:
       (Increase) Decrease in accounts receivable                             (140)             783
       Decrease in prepaid expenses and other                                  210              440
       Increase in accounts payable                                          3,774            3,355
       Increase in accrued liabilities                                       1,284            1,459
       Increase  (Decrease) in deferred revenue                                 43             (108)
                                                                   ----------------  ---------------
Net cash provided by operating activities                                    1,660              851
                                                                   ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                          (854)            (328)
                                                                   ----------------  ---------------
Net cash used in investing activities                                         (854)            (328)
                                                                   ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                               11               25
   Payments on debt                                                            (65)               -
   Capital Lease payments                                                     (510)             (87)
   Payment of expenses related to the issuance of preferred stock              (20)             (12)
   Proceeds from issuance of common stock, net
   of issuance costs                                                           180              (95)
                                                                   ----------------  ---------------
Net cash used in financing activities                                         (404)            (169)
                                                                   ----------------  ---------------

NET INCREASE (DECREASE) IN CASH                                                402              354

CASH AND CASH EQUIVALENTS, beginning of period                                 103               27
                                                                   ----------------  ---------------

                                                                   ----------------  ---------------
TOTAL CASH AND CASH EQUIVALENTS                                                505              381
                                                                   ----------------  ---------------

CASH AND CASH EQUIVALENTS- Allocated to discontinued operations               (359)               -

CASH AND CASH EQUIVALENTS, end of period                           $           146   $          381
                                                                   ================  ===============

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

                                                  STOCK -BASED COMPENSATION
                                          (In thousands, except per share amounts)
                                                         (unaudited)


                                          For the three months ended April 30,        For the nine months ended April 30,
                                       ------------------------------------------  -----------------------------------------
                                              2002                  2003                  2002                 2003
                                       ------------------  ----------------------  ------------------  ---------------------
Net loss applicable to common
stockholders                                      (2,486)                 (1,452)             (7,254)                (7,959)

Add: Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                            -                       -                   -                      -


Deduct: Total stock based employee
compensation expense determined
under fair value based method for all
Awards, net of related tax effects                     -                      (2)               (794)                  (313)
                                       ------------------  ----------------------  ------------------  ---------------------

Pro forma net loss                                (2,486)                 (1,454)             (8,048)                (8,272)
                                       ==================  ======================  ==================  =====================

Earnings per share

   Basis - as reported                 $           (0.03)  $               (0.01)  $           (0.09)  $              (0.08)
                                       ==================  ======================  ==================  =====================

   Basis - pro forma                   $           (0.03)  $               (0.01)  $           (0.10)  $              (0.08)
                                       ==================  ======================  ==================  =====================


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

IN THOUSANDS

                                       For the three months ended       For the nine months ended
                                        April 30,       April 30,       April 30,       April 30,
                                          2002             2003            2002            2003
U.S. TELCO
----------------------------------------------------------------------------------------------------
External revenues                    $       11,113   $           3   $      32,093   $       6,702
Intercompany revenues                $          790   $           0   $       1,089   $         330
                                     ---------------  --------------  --------------  --------------
       Total revenues                $       11,903   $           3   $      33,182   $       7,032
                                     ===============  ==============  ==============  ==============

Operating loss                              ($1,436)          ($518)        ($3,088)        ($4,080)

Net loss to common shareholders               ($529)          ($694)        ($2,302)        ($4,686)

Total assets                         $        7,802   $       3,975   $       7,802   $       3,975

MEXICO TELCO
----------------------------------------------------------------------------------------------------
External revenues                    $        2,138   $       1,214   $       6,118   $       4,344
Intercompany revenues                $          533   $         447   $       1,473   $       1,408
                                     ---------------  --------------  --------------  --------------
       Total revenues                $        2,671   $       1,661   $       7,591   $       5,752
                                     ===============  ==============  ==============  ==============

Operating loss                                ($696)          ($293)        ($2,367)        ($1,764)

Net loss to common shareholders             ($1,300)          ($371)        ($3,999)        ($2,653)

Total assets                         $       11,183   $       3,947   $      11,183   $       3,947

OTHER
----------------------------------------------------------------------------------------------------
External revenues                                 -               -               -               -
Intercompany revenues                       ($1,323)          ($447)        ($2,562)        ($1,738)
                                     ---------------  --------------  --------------  --------------
       Total revenues                       ($1,323)          ($447)        ($2,562)        ($1,738)
                                     ===============  ==============  ==============  ==============


Operating loss                       $            0           ($244)  $           0           ($290)

Net loss to common shareholders                ($96)          ($387)          ($416)          ($620)

Total assets                         $           58   $          15   $          58   $          15

TOTAL
----------------------------------------------------------------------------------------------------
External revenues                    $       13,251   $       1,217   $      38,211   $      11,046
Intercompany revenues                             -               -               -               -
                                     ---------------  --------------  --------------  --------------
       Total revenues                $       13,251   $       1,217   $      38,211   $      11,046
                                     ===============  ==============  ==============  ==============

Depreciation and Amortization               ($1,067)          ($401)        ($3,073)        ($1,721)

Operating loss                              ($2,132)        ($1,055)        ($5,455)        ($6,134)

Net loss (Excluding discontinued
Operations)                                  (1,829)         (1,361)         (6,344)         (7,682)

Net loss to common shareholders
(Excluding discontinued operations)         ($1,925)        ($1,452)        ($6,717)        ($7,959)

Total assets                         $       19,043   $       7,937   $      19,043   $       7,937

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

                                             Three months ended April 30,               Nine months ended April 30,
                                             ----------------------------               ---------------------------
                                              2002                2003                   2002                2003
                                              ----                ----                   ----                ----
                                                                           (Unaudited)
                                          $         %         $          %           $         %         $          %
                                      ---------  -------  ---------  ----------  ---------  -------  ---------  ----------
Operating revenues
------------------
Services
    Carrier services                  $ 10,758       81%  $      0           0%  $ 30,784       81%  $  6,506          59%
    Network services                       510        4%        70           6%     1,787        5%       402           4%
    Retail services                      1,983       15%     1,147          94%     5,640       15%     4,138          37%
                                      ---------  -------  ---------  ----------  ---------  -------  ---------  ----------

Total operating revenues                13,251      100%     1,217         100%    38,211      100%    11,046         100%


Cost of services                        11,314       85%       696          57%    31,602       83%     8,479          77%
                                      ---------  -------  ---------  ----------  ---------  -------  ---------  ----------

Gross Margin                             1,937       15%       521          43%     6,609       17%     2,568          23%

Selling, general and
administrative expense                   2,994       23%     1,082          89%     8,919       23%     6,786          61%

Impairment loss                              -        0%         0           0%         -        0%        88           1%

Bad debt expense                             8        0%        93           8%        72        0%       106           1%

Depreciation and amortization            1,067        8%       401          33%     3,073        8%     1,721          16%
                                      ---------  -------  ---------  ----------  ---------  -------  ---------  ----------

Operating loss                          (2,132)     -16%    (1,055)        -87%    (5,455)     -14%    (6,134)        -56%

Other income (expense), net               (615)      -5%      (282)        -23%    (1,751)      -5%    (1,474)        -13%
                                      ---------  -------  ---------  ----------  ---------  -------  ---------  ----------

Net loss from continuing operations
before income tax expense               (2,747)     -21%    (1,337)       -110%    (7,206)     -19%    (7,608)        -69%

Income tax expense                         918        7%       (24)         -2%       862        2%       (74)         -1%
                                      ---------  -------  ---------  ----------  ---------  -------  ---------  ----------

Net loss from continuing operations     (1,829)     -14%    (1,361)       -112%    (6,343)     -17%    (7,682)        -70%

Income from discontinued operations       (561)      -4%         -           0%      (537)      -1%         -           0%

Net loss                                (2,389)     -18%    (1,361)       -112%    (6,880)     -18%    (7,682)        -70%

Less: preferred stock dividends            (96)      -1%       (91)         -7%      (373)      -1%      (278)         -3%
                                      ---------  -------  ---------  ----------  ---------  -------  ---------  ----------

Net loss to common shareholders        ($2,486)     -19%   ($1,451)       -119%   ($7,253)     -19%   ($7,959)        -72%
                                      =========  =======  =========  ==========  =========  =======  =========  ==========


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

10.2     Bestel Fiber Lease (Exhibit 10.5 to Amended Annual Report on form 10-K for the year ended
         July 31, 1999 filed April 14, 2000)

10.3     Carrier Service Agreement Dialmex and ATSI (Exhibit 10.27 to Annual Report on Form 10-K
         for the year ended July 31, 2003 filed November 12, 2003)

10.4     Stock Purchase Agreement with Telemarketing (Sale of ATSICOM) (Exhibit 10.1 to Form 8-K
          filed June 16, 2003)

31.1     Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-
         Oxley Act of 2002. *

31.2     Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1     Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-
         Oxley Act of 2002. *

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


                            ATSI COMMUNICATIONS, INC.
                                  (Registrant)


Date:  March 1, 2004                    By:       /s/ Arthur L. Smith
       -------------                              -------------------
                                        Name:     Arthur L. Smith
                                        Title:    President and
                                                  Chief Executive Officer



Date:  March 1, 2004                    By:       /s/ Antonio Estrada
       -------------                              -------------------
                                        Name:     Antonio  Estrada
                                        Title:    Corporate Controller
                                             (Principal Accounting and Financial
                                                        Officer)