Form 10-Q/A
period 2003-10-31
ATSI COMMUNICATIONS INC/DE
filed 2004-03-02
CIK 1014052

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QA

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

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2003

                                      INDEX

PART I. FINANCIAL INFORMATION                                             Page
                                                                          ----

Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheets as of July 31, 2003 and
     October 31, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . .4
     Consolidated Statements of Operations for the Three
     Months Ended October 31, 2002 and 2003 . . . . . . . . . . . . . . . . .5
     Consolidated Statements of Comprehensive Loss for the
     Three Months Ended October 31, 2002 and 2003 . . . . . . . . . . . . . .6
     Consolidated Statements of Cash Flows for the Three
     Months Ended October 31, 2002 and 2003 . . . . . . . . . . . . . . . . .7
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .9

Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . . . 15

Item 4. Control and procedures. . . . . . . . . . . . . . . . . . . . . . . 17

PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 18

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
                                                                                           =============  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
Pre-petition liabilities of bankrupt subsidiaries, net of assets                           $     12,355   $  12,350
Accounts payable                                                                                    366         356
Accrued liabilities                                                                               2,654       2,559
Notes payable                                                                                       495         445
Convertible debentures                                                                              275         275
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and
outstanding.                                                                                      1,104       1,093
Series E Cumulative Preferred Stock, 10,000 shares authorized and 1,170 shares issued and
Outstanding                                                                                       1,226       1,209
Liabilities from discontinued operations, net of assets                                           1,152       1,152
                                                                                           -------------  ----------
     Total current liabilities                                                                   19,627      19,439
                                                                                           -------------  ----------

LONG-TERM LIABILITIES:
Other                                                                                                57           9
                                                                                           -------------  ----------
     Total long-term liabilities                                                                     57           9
                                                                                           -------------  ----------
COMMITMENTS AND CONTINGENCIES                                                                         -           -
STOCKHOLDERS' DEFICIT:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 4,370 shares
issued and outstanding.                                                                               -           -
Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized, 7,260 shares
issued and outstanding.                                                                               -           -
Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized, 6,500 shares
issued and outstanding.                                                                               -           -
Common stock, $0.001, 200,000,000 shares authorized and 103,638,690
issued and outstanding                                                                              104         104
Additional paid in capital                                                                       61,044      61,124
Accumulated deficit                                                                             (80,282)    (80,075)
Other Comprehensive (Loss) Income                                                                   502         502
                                                                                           -------------  ----------
     Total stockholders' deficit                                                                (18,632)    (18,345)
                                                                                           -------------  ----------
     Total liabilities and stockholders' deficit                                           $      1,052   $   1,103
                                                                                           =============  ==========

                             ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                 Three months ended October 31,
                                                 ------------------------------
                                                       2003           2002
                                                  --------------  ------------
OPERATING REVENUES:
Services
      Carrier services                            $          33   $     5,423
      Network services                                       42           197
                                                  --------------  ------------

     Total operating revenues                                75         5,620

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and
amortization, shown below)                                   50         5,004
      Selling, general and administration                   196         1,269
      Bad debt expense                                        4            13
      Depreciation and Amortization                           -           406
                                                  --------------  ------------

     Total operating expenses                               250         6,692
                                                  --------------  ------------

OPERATING LOSS                                             (175)       (1,072)

OTHER INCOME (EXPENSE):
  Other income (expense), net                                 1           (13)
  Loss on an unconsolidated affiliate                        (7)            -
  Interest expense                                          (26)         (193)
                                                  --------------  ------------

     Total other income (expense)                           (32)         (206)

LOSS FROM CONTINUING
OPERATIONS                                                 (207)       (1,278)

NET LOSS FROM DISCONTINUED
OPERATIONS                                                    -        (1,651)

NET LOSS                                                   (207)       (2,929)
                                                  ==============  ============

LESS: PREFERRED DIVIDENDS                                   (94)          (96)
                                                  --------------  ------------

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS                                              ($301)      ($3,025)
                                                  ==============  ============

BASIC AND DILUTED LOSS PER SHARE                         ($0.00)       ($0.03)
                                                  ==============  ============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                               103,639,000    96,679,000
                                                  ==============  ============

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)
                                   (unaudited)

                                          Three months ended October 31,
                                          ------------------------------
                                               2003            2002
                                           -------------  --------------
Net loss to common stockholders

  Other comprehensive loss, net of tax:           ($301)        ($3,025)

  Foreign currency translation adjustment             -             224
                                           -------------  --------------

Comprehensive loss to common stockholders         ($301)        ($2,801)
                                           =============  ==============

                                  ATSI COMMUNICATIONS, INC.
                                      AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (In thousands)
                                        (unaudited)

                                                                  Three months ended October 31,
                                                                  ------------------------------
                                                                       2003         2002
                                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                  ($207)       ($2,929)
  Adjustments to reconcile net income to net cash used in
   operating activities-
     Impairment loss                                                          -             89
     Depreciation and amortization                                            -            795
     Foreign currency loss                                                    -            326
     Loss on an unconsolidated affiliate                                      7              -
     Issuance of Warrants for services                                       14              -
     Provision for losses on accounts receivable                              4             13
     Changes in operating assets and liabilities:
        Decrease in accounts receivable                                       5            453
       (Increase) in prepaid expenses and other                              (6)            (2)
       Increase in accounts payable                                          58          1,075
       Increase in accrued liabilities                                       29            741
       (Decrease) in deferred revenue                                         -            (72)
                                                                   -------------  -------------
Net cash used in / provided by operating activities                         (96)           489
                                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                          -            (25)
    Cash proceeds sale of ATSICOM                                            62              -
    Investment in ATSICOM                                                   (36)             -
                                                                   -------------  -------------
Net cash provided by / used in investing activities                          26            (25)
                                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                            50              -
   Capital lease Payments                                                     -            (87)
   Payment of expenses related to the issuance of preferred stock             -             (6)
   Proceeds from issuance of common stock, net
   of issuance costs                                                          -              5
                                                                   -------------  -------------
Net cash provided by / used in financing activities                          50            (88)
                                                                   -------------  -------------
NET INCREASE (DECREASE) IN CASH                                             (20)           376
CASH AND CASH EQUIVALENTS, beginning of period                              140             27
CASH AND CASH EQUIVALENTS- Allocated to discontinued operations               -            (94)
                                                                   -------------  -------------
CASH AND CASH EQUIVALENTS, end of period                           $        120   $        309
                                                                   =============  =============

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

The following represents the pre-petition liabilities (net of assets) in the Chapter 7 case:

                            ATSI Texas and TeleSpan
                    Pre petition Liabilities, net of assets
                                 (in thousands)

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

     3.   NOTES PAYABLE

     On October 14, 2003, we signed a consulting agreement with Recap Marketing & Consulting, LLP and we also borrowed and entered into an unsecured convertible promissory note payable in the amount of $50,000. Additionally, on November 25, 2003 we also borrowed $25,000 from Recap Marketing & Consulting, LLP and entered into an unsecured convertible promissory note payable. These notes are secured by the conversion of the Company's warrants to common stock and have an annual interest rate of 12% and maturity dates of April 20, 2004 and May 25, 2004, respectively. Under the consulting agreement we shall pay the Consultant as a fee for their services warrants to purchase up to 1,500,000 shares of the Company's common stock at a predetermined price per share, as follows:

                                  Common     Exercise
                                  Shares       Price
                                  ---------  ---------
                                  1,000,000  $    0.01
                                  250,000    $    0.25
                                  125,000    $    0.50
                                  125,000    $    0.75


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

                                                  Three months ended October 31,
                                                  -------------------------------
                                                       2003            2002
                                                  --------------  ---------------
                                                     $       %        $       %
                                                  -------  -----  ---------  ----
Operating revenues
------------------
Services
    Carrier services                              $   33     44%  $  5,423    96%
    Network services                                  42     56%       197     4%

                                                  -------  -----  ---------  ----

Total operating revenues                              75    100%     5,620   100%

Cost of services (exclusive of depreciation and
amortization, shown below)                            50     67%     5,004    89%
                                                  -------  -----  ---------  ----

Gross Margin                                          25     33%       616    11%

Selling, general and
administrative expense                               196    261%     1,269    23%

Bad debt expense                                       4      5%        13     0%

Depreciation and amortization                          -      0%       406     7%
                                                  -------  -----  ---------  ----

Operating loss                                      (175)    (2)    (1,072)   (0)

Other income (expense), net                          (32)   -43%      (206)   -4%
                                                  -------  -----  ---------  ----

Net loss from continuing operations                 (207)  -276%    (1,278)  -23%

Net loss from discontinued operations                  -      0%    (1,651)  -29%

Net loss                                            (207)  -276%    (2,929)  -52%

Less: preferred stock dividends                      (94)  -125%       (96)   -2%
                                                  -------  -----  ---------  ----

Net loss applicable to common shareholders         ($301)  -401%   ($3,025)  -54%
                                                  =======  =====  =========  ====

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

     Cost of Services. (Exclusive of depreciation and amortization) The consolidated cost of services deceased by approximately $5.0 million, or 99% from the quarter ended October 31, 2002 to the quarter ended October 31, 2003. The decrease in cost of services is a direct result of the decrease in carrier revenue and network services revenue. As mentioned above, we idled our network in December 2002 and our carrier traffic declined from approximately 68.9 million minutes in the first quarter of the prior fiscal year to approximately 680,480 minutes in the quarter ended October 31, 2003, thus reducing our cost of services between quarters.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $1.1 million, or 85% from the quarter ended October 31, 2002 to the quarter ended October 31, 2003. The decrease can mainly be attributed to the termination of all of the employees associated with the carrier services business unit and network services in January 2003. The termination of these employees resulted in a decrease in salaries and wages of approximately $195,000 per month or $585,000 per quarter. Additionally, as a result of the termination of these employees, during the quarter ended October 31, 2003, the company did not incur health and business insurance expense of approximately $96,000 per month or $288,000 associated with these employees.

     Depreciation and Amortization. Depreciation and amortization decreased by approximately 100% or $406,000 from the quarter ended October 31, 2002 to the quarter ended October 31, 2003. The decrease is attributed to the disposition of all capital equipment before the commencement of the quarter ended October 31, 2003.

     Operating Loss. The Company's operating loss decreased by approximately $897,000 or 84% from the quarter ended October 31, 2002 to the quarter ended October 31, 2003. The decrease in operating loss is attributed to the decrease between periods of SG&A of $1.1 million and the decrease in depreciation and amortization of approximately $406,000. The decrease in SG&A and depreciation and amortization were offset slightly by the reduction in gross margin of approximately $591,000.

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

     Loss from discontinued operations. Loss from discontinued operations decreased by $1.7 million between periods, from $1.7 million for the quarter ended October 31, 2002 to $0 during the quarter ended

October 31, 2003. During the quarter ended October 31, 2002, we recognized loss from discontinued operations of approximately $1.7 associated with Mexico Telco operations. The Mexico Telco loss from discontinued operations during the quarter ended October 31, 2002 can mainly be attributed to the recognition of approximately $320,000 in severance expense related to the termination of three executives from the Mexico operations, the recognition of $326,000 of foreign currency loss on exchange rate and the recognition of approximately $88,000 of impairment loss of ATSIMEX's goodwill.

     Preferred Stock Dividends. During the quarter ended October 31, 2003, we recorded approximately $94,000 of non-cash dividends related to our cumulative convertible preferred stock compared to the non-cash dividends recognized during the quarter ended 31, October 2002 of approximately $96,000.

     Net loss to Common Stockholders. The net loss for the quarter ended October 31, 2003 decreased to $301,000 from $3,025,000 for the quarter ended
October 31, 2002. The decrease in net loss to common stockholders was due primarily to the idling of our network and not incurring any fixed costs associated with the leasing of satellite sites, connectivity fees and operating a network site during the quarter ended October 31, 2003. During the quarter ended October 31, 2002, we incurred approximately $450,000 of fixed costs. Additionally, as mentioned above SG&A expenses and loss from discontinued operations decreased from the quarter ended October 31, 2002 to the quarter ended October 31, 2003 by approximately $1.1 million and $1.7 million, respectively.

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

     Additionally, the Company's current liability includes approximately $1.3 million associated with the Series E Cumulative preferred stock. During the fiscal year ended July 31, 2003, the Company was de-listed from AMEX and according to the terms of the Series E Cumulative preferred stock Certificate of Designation, if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX the Series E preferred stockholder could request a mandatory redemption of the total outstanding preferred stock. As of the date of this filing we have not received such redemption notice.

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

     In addition, we also have approximately $1.2 million of current liabilities (net of assets) associated to the discontinued operations of the retails services unit. This balance is mainly composed of approximately $453,000 owed to the Mexican taxing authorities related to a note assumed through the acquisition of Computel and approximately $944,000 related to income taxes owed as of the quarter ending October 31, 2003.

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

Other  requirements: The Concessionaire  is  required  to have a bond/ insurance
-------------------
policy for approximately $500,000 dollars, naming the Mexican Federal Treasury Department as beneficiary in the event the Mexican government revokes the concession license.

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


                                ATSI COMMUNICATIONS, INC.
                                      (Registrant)


Date:  March 1, 2004            By:     /s/Arthur L. Smith
       -------------                    ------------------
                                Name:   Arthur L. Smith
                                Title:  President and
                                        Chief Executive Officer




Date:  March 1, 2004            By:     /s/Antonio  Estrada
       -------------                    -------------------
                                Name:   Antonio Estrada
                                Title:  Corporate Controller
                                        (Principal Accounting and Financial
                                        Officer)