Form 10-K/A
period 2003-07-31
ATSI COMMUNICATIONS INC/DE
filed 2004-03-03
CIK 1014052

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

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

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
          Overview . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
          History. . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
          Recent Developments. . . . . . . . . . . . . . . . . . . . . .     4
          Services and Products. . . . . . . . . . . . . . . . . . . . .     5
               Carrier Services. . . . . . . . . . . . . . . . . . . . .     5
               Network Services. . . . . . . . . . . . . . . . . . . . .     6
          Voice over Internet Protocol Network . . . . . . . . . . . . .     7
          Strategy and Competitive Conditions. . . . . . . . . . . . . .     9
          Licenses/Regulatory. . . . . . . . . . . . . . . . . . . . . .    11
          Employees. . . . . . . . . . . . . . . . . . . . . . . . . . .    13
          Additional Risk Factors. . . . . . . . . . . . . . . . . . . .    13
Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .    21
Item 4. Submission of Matters to a Vote of Security Holders. . . . . . .    22

                                    PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . .    22
Item 6. Selected Financial and Operating Data. . . . . . . . . . . . . .    23
Item 7. Management's Discussion and Analysis of Financial Condition
          and Sources of revenue and direct cost . . . . . . . . . . . .    25
          General. . . . . . . . . . . . . . . . . . . . . . . . . . . .    26
          History of operating losses. . . . . . . . . . . . . . . . . .    27
          Results of Operations. . . . . . . . . . . . . . . . . . . . .    27
          Liquidity and Capital Resources. . . . . . . . . . . . . . . .    32
          Off Balance Sheet Arrangements and Contractual Obligations . .    34
          Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . .    35
Item 8. Financial Statements and Supplementary Data. . . . . . . . . . .    36
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosures. . . . . . . . . . . . . . . . . . . . . .    73

                                    PART III

Item 10. Directors and Officers of the Registrant. . . . . . . . . . . .    73
Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . .    76
Item 12. Security Ownership of Certain Beneficial Owners and Management.    79
Item 13. Certain Relationships and Related Transactions. . . . . . . . .    81

                                    PART IV

Item 14. Controls and Procedures . . . . . . . . . . . . . . . . . . . .    82
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   82

                                    PART I.
                                    -------

ITEM I.          BUSINESS

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

     We intend to generate new customers. Subsequent to the year-ended July 31, 2003 we have signed agreements with three new carrier customers from which we have generated revenues of approximately $36,000 during the first quarter of fiscal year 2004. In addition, the Company has signed agreements with two communications companies, Telemarketing de Mexico S.A de C.V. (Telemarketing) and DialMex, LLC. ("DialMex"). Under the agreements with Telemarketing and DialMex, we will have access to their VoIP network and their different underlying carriers. These agreements will provide us the capacity to terminate and transport through their network approximately 80 million minutes on a monthly basis. Under our carrier service agreement with DialMex we will be invoiced weekly on a per minute rate basis and our termination cost will based on the destination of the call by our customers. We will be required to prepay for the estimated weekly usage based on estimated traffic from our customers.
We believe that the lower network cost structure available under the agreements with DialMex will allow us to be more competitive, market our services to new customers and allow us to increase our revenue from the carrier services business.

Additionally, we will combine our interconnection agreements with the major carriers in Mexico with the interconnection agreements between the carriers and DialMex to lower our termination costs and allow for a more attractive cost structure.

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

     Currently,  our  principal  operating  entity  is:

     - ATSI Communications Inc., a Delaware corporation, which was formed in 1996 and is the owner of 49% of ATSI Comunicaciones S.A de C.V., a Mexican corporation, that holds a 30 year concession, allowing for the sale of voice and data services, long distance transport, and the operation of a telecommunications network.

RECENT  DEVELOPMENTS

     During our fiscal year ending July 31, 2003, we announced that:

     - Effective January 31, 2003 Stephen M. Wagner resigned as President and Chief Executive Officer

     - On December 31, 2002 our carrier network capacity was idled and 27 US employees were terminated.

     - Two of our subsidiaries, ATSI (Texas), Inc. and TeleSpan, Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. Additionally, the court ordered joint administration of both cases on April 9, 2003 and subsequently on May 14, 2003 the court converted the cases to Chapter 7.

     - Effective April 30, 2003 J. Christopher Cuevas resigned as Interim CFO and on May 1, 2003 Raymond G. Romero resigned as Interim CEO. Additionally, we announced that Arthur L. Smith was appointed as CEO and Director and Antonio Estrada as the Corporate Controller.

     - On May 22, 2003 we entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. ("Telemarketing') whereby we sold Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. De C.V. ("ATSICOM").

     - On July 02, 2003, the U.S. Bankruptcy Court overseeing the Chapter 7 cases for ATSI Texas and TeleSpan, Inc. approved the sale of two of its Mexican subsidiaries, ATSI-Mexico and SINFRA's to Latingroup Ventures, L.L.C. (LGV), a non-related party. Under the purchase agreement, LGV acquired all the communication centers and assumed all related liabilities of ATSI-Mexico and SINFRA. Additionally, under the agreement, LGV acquired the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License owned by SINFRA. These entities were owned by our two subsidiaries ATSI (Texas) and TeleSpan, Inc. that filed for protection under Chapter 11 of the U.S. Bankruptcy Code in February 2003 and subsequently on May 14, 2003, were converted to Chapter 7 liquidation cases. Due to the bankruptcies and related sales of ATSI-Mexico and SINFRA we determined to discontinue the Mexico Telco operating segment, consisting primarily of retail call center operations.

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

     During the year ended July 31, 2003, as the telecommunications sector has continued to suffer financially and operationally, we have seen a trend towards more and more of our carriers requiring substantial deposits and / or prepayments. Due to our limited resources and lack of a line of credit with our carriers, our carriers required prepayment and deposits to minimize their risk as they provide us with their services. During fiscal 2003 our carriers required deposits and prepayments equal to 25% or $600,000 of our weekly estimated traffic, this deposit requirements were calculated by our carriers using historical weekly traffic volumes and estimated future weekly traffic. As a result, of the substantial deposits and prepayment requirements and our lack of liquidity, in December 2002, we were forced to idle our network and we were not able to restart our network during the fiscal year ending July 31, 2003. We did not generate any revenue from this source during the second half of the fiscal year ending July 31, 2003. Subsequent to year-end we signed and carrier services agreement with DialMex. Under this agreement we are able to interconnect to DialMex's network and this has allowed us to be able to restart our carrier services network. We have signed three new carrier services customers and we have generated revenues of approximately $36,000 during the first quarter of fiscal year 2004. We were able to meet our prepayment requirements with DialMex by also requiring prepayments from our customers for weekly-expected traffic. However, there can be no assurance that we will continue to generate these levels of revenues from our customers in the future.

     Going forward, the company will rely on the Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. to continue to increase the carrier services business. Under the agreement entered on May 22, 2003, Telemarketing acquired 51% of our Mexican Subsidiary, ATSI Comunicaciones, S.A. de C.V. ("ATSICOM"). The principal owners of Telemarketing are also the principal owners of DialMex, LLC ("DialMex") a U.S. based international telecommunications carrier. We have entered a three-year service agreement with DialMex under which we will be allowed to use DialMex's VoIP network primarily to transport and terminate voice and fax communications over the Internet.
Additionally, under the agreement with Telemarketing, we will enhance its network by linking DialMex's VoIP network with other carriers allowing us to reduce our transportation and termination costs, while simultaneously increasing and expanding our destination points available to our customers. Under the agreement with DialMex, we are invoiced weekly for transmission charges and termination charges and required to prepay for the estimated weekly usage based on estimated traffic from our customers. We believe that this lower network cost structure will allow the Company to be more competitive and attract more customers. Additionally, we will combine our respective interconnection agreements with the major carriers in Mexico, such as Telefonos de Mexico S.A de C.V. (Telmex) and Bestel S.A de C.V. As previously mentioned, our interconnection agreements with these long-distance concessionaires provide us with nationwide network coverage. Currently, Telmex owns and operates the only nationwide network in Mexico with more than 14.1 million phone lines in over 105,000 communities throughout Mexico. Bestel operates a fiber optic network that extends over 6,356 kilometers with points of presence in 19 Mexican metropolitan areas. In addition, the sale of 51% of ATSICOM to Telemarketing provides us with working capital while the agreement with DialMex will provide us with access to a reliable and flexible state-of-the-art VoIP network without incurring the expense of operating such a network. Due to the financial condition of the Company, there can be no assurance that the enhancements can be made or that the costs will be decreased or that we will be able to continue to make prepayments to DialMex.

NETWORK SERVICES

     Private Network is a secure satellite communication connection or link between various remote locations. This connection is accomplished by having all of the various remote locations from one customer connected to a common satellite destination, were information is allowed to be exchange, transported and shared. We provide these services to multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to their U.S. offices or businesses and need greater dependability than is available through public networks. These services include the transportation of data, voice and fax transmission as well as Internet services between the customers multiple international offices and branches. Currently we do not have any network services customers; however, we provide network management services to Latingroup Ventures L.L.C.(LGV), a non-related party. Under the agreement with LGV we will provide customer service, technical support and manage the collections process of their private network customers. This management agreement was initiated on July 1, 2003 and we will generate approximately $12,700 per month in management fees. This management agreement will terminate on June 30, 2004.

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

VOICE  OVER  INTERNET  PROTOCOL  NETWORKS

     The basic technology of traditional telecommunications was designed for slow mechanical switches. Communications over the traditional telephone network are routed through circuits that must dedicate resources to each call from its inception until the call ends, regardless of whether anyone is actually talking on the circuit. This circuit-switching technology incurs a significant cost per call and does not efficiently support the integration of voice with data services. Data networks, however, were designed for electronic switching. They break the data stream into small, individually addressed packages of data ("packets") that are routed independently of each other from the origin to the destination. Therefore, they do not require a fixed amount of bandwidth to be reserved between the origin and destination of each call and they do not waste bandwidth when it is not being used for actual transmission of information. This allows multiple voice or voice and data calls to be pooled, resulting in these networks being able to carry more calls with an equal amount of bandwidth. Moreover, they do not require the same complex switching methods required by traditional voice telephone networks, instead using a multiplicity of routers to direct each packet in the direction of its destination and they automatically route packets around blockages, congestion or outages.

     Packet switching is a method of transmitting messages that can be used within a data network or across networks, including the public Internet. The Internet itself is not a single data network owned by any single entity, but rather a loose interconnection of networks belonging to many owners that communicate using the Internet Protocol (IP). By converting voice signals to digital data and handling the voice signals as data, it can be transmitted through the more efficient switching networks designed for data transmissions and through the Internet using the IP. The transmission of voice signals as digitalized data streams over the Internet is known as Voice over Internet Protocol or VoIP. The following are the advantages of using VoIP compared to traditional networks:

     - INTEGRATION OF VOICE AND DATA: VoIP networks allows for the integration of voice, data traffic and images into the same network.

     - SIMPLIFICATION: An integrated infra structure that supports all forms of communication allows more standardization and less equipment management. The result is a fault tolerant design.

     - NETWORK EFFICIENCY: The integration of voice and data fills up the data communication channels efficiently, thus providing bandwidth consolidation and reduction of the costs associated with idle band-with. The sharing of equipment and operations costs across both data and voice users can also improve network efficiency since excess bandwidth on one network can be used by the other, thereby creating economies of scale for voice (especially given the rapid growth in data traffic). An integrated infrastructure that supports all forms of communication allows more standardization and reduces the total equipment complement. This combined infrastructure can support dynamic bandwidth optimization and a fault tolerant design. The differences between the traffic patterns of voice and data offer further opportunities for significant efficiency improvements.

     - CO-EXISTENCE WITH TRADITIONAL COMMUNICATION MEDIUMS: The final advantage of VoIP is that it is additive to today's communications networks. IP telephony can be used in conjunction with existing PSTN switches, leased and dial-up lines, PBXs and other customer premise equipment (CPE), enterprise LANs, and Internet connections. IP telephony applications can be implemented through dedicated gateways, which in turn can be based on open standards platforms for reliability and scalability.

     - COST REDUCTION: Under the VoIP network, the connection is directly to the Internet backbone and as a result the telephony access charges and settlement fees are avoided.

     The growth of voice on the Internet was limited in the past due to poor sound quality caused by technical issues such as delays in packet transmission and by bandwidth limitations related to Internet network capacity and local access constraints. However, the continuing addition of data network infrastructure, recent improvements in packet switching and compression technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions and the effect of these delays. Nevertheless, certain VoIP routes into countries with limited or poor Internet infrastructure continue to lack the consistent quality required for voice transport and termination.

     A number of large long distance carriers have announced Internet telephony service offerings. Smaller Internet telephony service providers have also begun to offer low-cost Internet telephony services from personal computers to telephones and from telephones to telephones. Traditional carriers have substantial investments in traditional telephone network technology, and therefore have been slow to embrace Internet technology.

     We believe that the infrastructure required for a global network is too expensive for most companies to deploy on their own. This mandates that the network be a combination of gateways owned by different operators. For a network to achieve optimal functionality and quality, however, the gateways need to be interoperable, or able to communicate with one another. Interoperability continues to be a challenge for VoIP providers and recently, technological solutions have emerged that support interoperability between different protocols and/or gateways. Cisco appears to have emerged as a dominant supplier of VoIP gateways and other manufacturers often seek to make their equipment interoperable with Cisco.

     Long distance telephone calls transported over the Internet are less expensive than similar calls carried over the traditional telephone network primarily because the cost of using the Internet is not determined by the distance those calls need to travel. Also, routing calls over the Internet is more cost-effective than routing calls over the traditional telephone network because the technology that enables Internet telephony is more efficient than traditional telephone network technology. The greater efficiency of the Internet creates cost savings that can be passed on to the consumer in the form of lower long distance rates or retained by the carrier as higher margins.

     By using the public Internet, VoIP providers like ATSI are able to avoid direct payment for transport of communications, instead paying for large "pipes" into the public Internet, billed by bandwidth rather than usage, which transmits calls to a distant gateway. The Internet, which has its origins in programs devised by the Department of Defense to provide multiple routes and therefore redundancy which was largely immune from the failure of a single network element, provides great redundancy and can be "self healing" in the event of an outage in a particular network element or transmission path. Moreover, adding an additional entry or exit point (a Point of Presence or "PoP") does not require any expensive or time consuming reconfiguration or reprogramming of existing network elements. The new element is simply installed with a specific IP address and it can send or receive information from any other IP address on the Internet."

STRATEGY AND COMPETITIVE CONDITIONS

     The long distance telephony market and the Internet telephony market are highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, coverage, customer service, reliability, and network size/capacity. Our competitors include major and emerging telecommunications carriers in the U.S. and foreign telecommunications carriers. The financial difficulties of many telecommunications providers are rapidly altering the number, identity and competitiveness of the marketplace, and we are unable to determine with certainty the eventual result of the consolidation occurring in our industry.

     During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to other carriers. All major telecommunications companies either presently or could potentially route traffic to destinations worldwide and compete or can compete directly with us. Other Internet telephony service providers focus on a retail customer base and may in the future compete with us in the carrier services business. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors.

     Carriers buying wholesale termination into Mexico, while cost conscious, are increasingly demanding high reliability and quality in service delivery. Sustainability and growth in this segment depends on specific competitive advantages that companies may possess in specific markets. Competitive advantages like proper licenses, network redundancy, favorable termination agreements, or the presence of a business infrastructure and relationships in the specific terminating market. The Company competes with the dominant providers, such as Qwest and MCI, as well as other, smaller providers for international long distance services to Mexico. The Company believes that in contrast to the dominant providers, it has a much more focused and cost competitive strategy that targets selected higher margin telecommunications niches. Certain carriers provide termination services in Mexico at lower prices (e.g., $0.03 to $0.07) because they contract with other carriers that "leak" into the local network using unlicensed IP points of presence. These carriers, however, have several disadvantages including: (i) generally poor quality, (ii) limited capacity, and (iii) poor reliability, since Mexican authorities periodically shut down their operations. Additionally, there are a few market trends that affect our wholesale product's competitiveness in the market. First, unauthorized, non-conventional operators continue to have a major impact by offering prices below real costs. Second, reduced settlement rates in Mexico continue to drive down costs. The result of this trend is a significant reduction in revenue per minute. The combination of non-conventional termination and the new settlement rates have reduced U.S to Mexico termination prices from an average price of $0.27 per minute in 1998 to a current $0.045 per minute.

     Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies that could hinder our ability to market our services. We believe that our key competitive advantages are our ability to deliver reliable, high quality voice service over the Internet in a cost-effective manner. We cannot provide assurances, however, that these advantages will enable us to succeed against comparable service offerings from our competitors. A large number of telecommunications companies, including AT&T, WorldCom, Qwest and Sprint currently provide wholesale voice telecommunications service which competes with our business. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet.

     Our strategy is to position ourselves to take advantage of the demonopolization of the Latin American telecommunications markets, as well as the increasing demand for international communications services between these markets and the United States. Historically, telecommunications services in Latin America have been provided by state-run companies, operating as a legal or de facto monopoly. Although these companies failed to satisfy the demand for services in their countries, the regulatory scheme effectively precluded competition by foreign carriers. Currently, there is a trend toward demonopolization of the telecommunications industry in Latin America, and many of these countries are in various stages of migration toward a competitive, multi-carrier market. Many Latin American countries produce a significant number of immigrants to the United States, or are becoming homes to U.S. based corporations seeking lower labor costs. At the same time that Latin American markets have been opening up, the demand for telecommunications services between the United States and Latin America (particularly Mexico) has been strengthened by:

     -    the rapid growth of the Latino segment of the United States population
     -    Mexico's status as the top calling partner with the United States
     -    increase  in  trade  and  travel  between Latin America and the United
          States
     - the build-out of local networks and corresponding increase in the number of telephones in homes and businesses in Latin countries
     - proliferation of communications devices such as faxes, mobile phones, pagers, and personal computers
     -    declining rates for services as a result of increased competition.

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

     The International Settlements Policy governs settlements between top tier U.S. carriers' and foreign carriers' costs of terminating traffic over each other's networks. The FCC recently enacted certain changes in our rules designed to allow U.S. carriers to propose methods to pay for international call termination that deviate from traditional accounting rates and the International Settlement Policy. The FCC has also established lower benchmarks for the rates that U.S. carriers can pay foreign carriers for the termination of international services and these benchmarks may continue to decline. These rule changes have lowered the costs of our top tier competitors to terminate traffic in the United States and are contributing to the substantial downward pricing pressure facing us in the carrier market. And as a result of these substantial downward pricing pressures we have been forced to significantly reduce our terminations rates to our customers to match the termination rates offered by our competitors in order to be competitive, retain and attract new customers. Additionally, as a result of the reduction in our termination rates to our customers our margins have diminished by approximately 1-2%.

State

     Many states require telecommunications providers operating within the state to maintain certificates and tariffs with the state regulatory agencies, and to meet various other requirements (e.g. reporting, consumer protection, notification of corporate events). We believe we are in compliance with all applicable State laws and regulations governing our services.

Mexico

The Secretaria de Comunicaciones y Transportes or the SCT and COFETEL (Comision Federal de Telecomunicaciones or Federal Telecommunications Commission) have issued ATSICOM a 30-year license granted in June 1998 to install and operate a public network. Under this license, ATSI Comunicaciones de Mexico S.A de C.V. is required to meet the following:

     General requirements
     --------------------

     - Maintain approximately 10 millions dollars in registered and subscribed capital
     - Install and operate a network in Mexico, the Mexican government will need to approve the operating plan before is implemented, additionally the Mexican government will need to approve any future changes to the operating plan before it can be implemented.
     -    Continuously develop and conduct training programs for its staff
     - The Concessionaire, at all times needs to have an assigned individual responsible for the technical functions to operate the concession.

     Concession services requirements
     --------------------------------

     - The Concessionaire is required to provide continuous and efficient services at all times to its customers.
     - The Concessionaire must establish a complaint center and correction facilities center. We are required to report to the Mexican Government on a monthly basis the complaints received and the actions taken to resolve the problems.

     Tariff Requirements
     -------------------

     - The Concessionaire will only be authorized to invoice its customer's tariffs rates that have been approved by the Mexican government.

     Verification and Information requirements
     -----------------------------------------

     - The Concessionaire is required to provide audited financial statements on a yearly basis that includes a detailed description of the fixed assets utilized in the network and accounting reporting by region and location of where the services are being provided.
     - The Concessionaire is required to provide quarterly reports and updates on the expansion of the network in Mexico and a description of the training programs and research and development programs.
     - The Concessionaire is required to provide statistic reports of traffic, switching capacity and other parameters in the network.

     Guarantee requirements
     ----------------------

     The Concessionaire is required to have a bond/ insurance policy for approximately $500,000 dollars, where the Mexican Federal Treasury Department will be the beneficiary in the event the Mexican government revokes the concession license.

SUPPLIERS

     We rely on various suppliers to provide services in connection with our communication services. SATMEX provides us with network management services in connection with our network. We also depend on various U.S. long distance companies to complete the intra-U.S. portion and on various Mexican long distance companies to complete the intra-Mexico portion of our voice transmissions. Other critical suppliers include TelMex, Bestel, DialMex and Advance Global Communications.

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

                           RISKS RELATED TO OPERATIONS

-    OUR AUDITORS HAVE QUESTIONED OUR VIABILITY

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

- WE EXPECT TO INCUR LOSSES, SO IF WE DO NOT RAISE ADDITIONAL CAPITAL WE MAY GO OUT OF BUSINESS

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

     - IT IS DIFFICULT FOR US TO COMPETE WITH MUCH LARGER COMPANIES SUCH AS AT&T, SPRINT, MCI AND TELMEX

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

     -    COMPETITION COULD HARM US

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

     -    COMPETITION IN MEXICO IS INCREASING

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

     -    OUR MEXICAN FACILITIES-BASED LICENSE POSES RISKS

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

     In addition, the concession requires us to meet a number of financial and operational requirements, and to invest in the installation of a communications network in Mexico. If our partners or we fail to comply with the terms of the concession, the Mexican government may terminate it without compensation to our partners or us. A termination would prevent us from engaging in our proposed business.

- THE TELECOMMUNICATIONS INDUSTRY HAS BEEN CHARACTERIZED BY STEADY TECHNOLOGICAL CHANGE. WE MAY NOT BE ABLE TO RAISE THE MONEY WE NEED TO ACQUIRE THE NEW TECHNOLOGY NECESSARY TO KEEP OUR SERVICES COMPETITIVE.

     To complete successfully in the carrier and network services markets, we must maintain the highest quality of service. Therefore we must continually rely on our partners, DialMex and Telemarketing to upgrade their network to keep pace with technological changes. This is expensive, and our partners, DialMex and Telemarketing do not have substantial resources that our large competitors have.

- WE MAY NOT BE ABLE TO PAY OUR SUPPLIERS ON TIME, CAUSING THEM TO DISCONTINUE CRITICAL SERVICES

     Historically, we have not always paid all of our suppliers on time due to temporary cash shortfalls. Critical carriers and suppliers may discontinue our services, if we are not able to make payments on time in the future. Our ability to make payments on time depends on our ability to raise additional capital or improve our cash flow from operations.

- WE MAY NOT BE ABLE TO LEASE TRANSMISSION FACILITIES WE NEED AT COST-EFFECTIVE RATES

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

- THE CARRIERS ON WHOM WE RELY FOR INTRA-MEXICO LONG DISTANCE MAY NOT STAY IN BUSINESS LEAVING US FEWER AND MORE EXPENSIVE OPTIONS TO COMPLETE CALLS

     There are only 30-licensed Mexican long distance companies. Through our partners and our Concession license we currently have agreements with five of them. If the number of carriers who provide intra-Mexico long distance is reduced, we will have fewer route choices and may have to pay more for this service.

- WE MAY HAVE SERVICE INTERRUPTIONS AND PROBLEMS WITH THE QUALITY OF TRANSMISSION, CAUSING US TO LOSE CALL VOLUME AND CUSTOMERS

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

     -    CHANGES IN TELECOMMUNICATIONS REGULATIONS MAY HARM OUR COMPETITIVE
          POSITION

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

     - REGULATORS MAY CHALLENGE OUR COMPLIANCE WITH LAWS AND REGULATIONS CAUSING US CONSIDERABLE EXPENSE AND POSSIBLY LEADING TO A TEMPORARY OR PERMANENT SHUT DOWN OF SOME OPERATIONS

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

     - OUR OPERATIONS MAY BE AFFECTED BY POLITICAL CHANGES IN MEXICO AND OTHER LATIN AMERICAN COUNTRIES

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

                           RISKS RELATED TO FINANCING

- THE TERMS OF OUR PREFERRED STOCK INCLUDE DISINCENTIVES TO A MERGER OR OTHER CHANGE OF CONTROL, WHICH COULD DISCOURAGE A TRANSACTION THAT WOULD OTHERWISE BE IN THE INTEREST OF OUR STOCKHOLDERS

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

- WE MAY HAVE TO REDEEM THE SERIES D AND SERIES E PREFERRED STOCK FOR A SUBSTANTIAL AMOUNT OF CASH, WHICH WOULD SEVERELY RESTRICT THE AMOUNT OF CASH AVAILABLE FOR OUR OPERATIONS.

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

- WE MAY REDEEM OUR PREFERRED STOCK ONLY UNDER CERTAIN CIRCUMSTANCES, AND REDEMPTION REQUIRES US TO PAY A SIGNIFICANT AMOUNT OF CASH AND ISSUE ADDITIONAL WARRANTS; THEREFORE WE ARE LIMITED AS TO WHAT STEPS WE MAY TAKE TO PREVENT FURTHER DILUTION TO THE COMMON STOCK IF WE FIND ALTERNATIVE FORMS OF FINANCING

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

-    OUR COMMON STOCK WAS DELISTED FROM AMEX

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

- THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE AND COULD CONTINUE TO FLUCTUATE SUBSTANTIALLY

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

- FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD LOWER OUR STOCK PRICE

     Future sales of our common stock in the public market could lower our stock price and impair our ability to raise funds in new stock offerings. As of July 31, 2003, we had 103,638,690 shares of common stock outstanding and 8,673,659 shares issuable upon exercise of outstanding options and warrants. In addition, we have shares which could be issued upon conversion of our outstanding Series A, D and E, F and G Preferred Stock (subject to adjustment). Additionally, we may issue a significant number of additional shares of common stock as consideration for acquisitions or other investments as well as for working capital. Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock prevailing from time to time in the public market and could impair our ability to raise funds in additional stock offerings.

- WE WILL LIKELY CONTINUE TO ISSUE COMMON STOCK OR SECURITIES CONVERTIBLE INTO COMMON STOCK TO RAISE FUNDS WE NEED, WHICH WILL FURTHER DILUTE YOUR OWNERSHIP OF ATSI AND MAY PUT ADDITIONAL DOWNWARD PRICING PRESSURE ON THE COMMON STOCK

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

- THE POTENTIAL DILUTION OF YOUR OWNERSHIP OF ATSI WILL INCREASE AS OUR STOCK PRICE GOES DOWN, SINCE OUR PREFERRED STOCK IS CONVERTIBLE AT A FLOATING RATE THAT IS A DISCOUNT TO THE MARKET PRICE

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

- SALES OF COMMON STOCK BY THE PREFERRED HOLDERS MAY CAUSE THE STOCK PRICE TO DECREASE, ALLOWING THE PREFERRED STOCK HOLDERS TO CONVERT THEIR PREFERRED STOCK INTO EVEN GREATER AMOUNTS OF COMMON STOCK, THE SALES OF WHICH WOULD FURTHER DEPRESS THE STOCK PRICE

     The terms of the preferred stock may amplify a decline in the price of our common stock since sales of the common stock by the preferred holders may cause the stock price to fall, allowing them to convert into even more shares of common stock, the sales of which would further depress the stock price.

- THE HOLDERS OF CONVERTIBLE SUBORDINATED DEBENTURES ISSUED BY THE COMPANY DURING THE YEAR ENDED JULY 31, 2003 MAY CONVERT THOSE DEBENTURES INTO COMMON STOCK AT A CONVERSION RATE OF $0.135 PER SHARE

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

- THE POTENTIAL DILUTION OF YOUR OWNERSHIP OF ATSI RESULTING FROM OUR SERIES D AND SERIES E PREFERRED STOCK WILL INCREASE IF WE SELL ADDITIONAL COMMON STOCK FOR LESS THAN THE CONVERSION PRICE APPLICABLE TO THE SERIES D AND SERIES E PREFERRED STOCK

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

- WE EXPECT TO ISSUE ADDITIONAL SHARES OF COMMON STOCK TO PAY DIVIDENDS ON THE PREFERRED STOCK, FURTHER DILUTING YOUR OWNERSHIP OF ATSI AND PUTTING ADDITIONAL DOWNWARD PRICING PRESSURE ON THE COMMON STOCK

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

- YOU WILL ALMOST CERTAINLY NOT RECEIVE ANY CASH DIVIDENDS ON THE COMMON STOCK IN THE FORESEEABLE FUTURE

     Sometimes investors buy common stock of companies with the goal of generating periodic income in the form of dividends. You may receive dividends from time to time on stock you own in other companies. We have no plan to pay dividends in the near future.

- OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND DELAWARE LAW COULD MAKE IT LESS LIKELY THAT OUR STOCKHOLDERS RECEIVE A PREMIUM FOR THEIR SHARES IN AN UNSOLICITED TAKEOVER ATTEMPT

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

     On October 31, 2002, we filed a lawsuit in the Southern District of New York against several financial parties for what ATSI believes is "stock fraud and manipulation". The case is based on convertible preferred stock financing transactions involving primarily two firms, Rose Glen Capital and the Shaar
Fund.   We believe that Rose Glenn and the Shaar Fund engaged in a scheme to defraud ATSI into selling multiple series of convertible preferred stock and to manipulate the price of our stock downward in order to take advantage of increased conversion rates resulting from the decline in stock price. As of the date of this filing, we do not know what the impact, positive or negative, of our filing a lawsuit against certain preferred stock holders will have on the trading of our stock as well as the price of our stock. If we were to lose the lawsuit, it is likely we would have to issue a substantial amount of shares to our Series D and Series E holders diluting your ownership of ATSI and putting substantial pressure on the common stock.

     In June 20, 2003, we filed a lawsuit in the 150th Judicial District Court, Bexar County, Texas against NIFTI Communications Systems, LLC. for breach of contract, fraudulent misrepresentation, and negligent misrepresentation. On February 28, 2003 ATSI and NIFTI executed a Letter of Intent for NITFI to acquire ATSI's concession license in Mexico. NIFTI failed to provide proof of funding to consummate this transaction, lacked interest in the transaction and failed commit to a definite date for the completion of this transaction. As a result this transaction was never consummated and in May 2003 ATSI sold 51% of ATSICOM to Telemarketing. In July 21, 2003, NIFTI in turn filed a counter-claim against ATSI. Under the counter claim NIFTI states that ATSI failed to provide all the proper documentation related to the concession license liabilities, accounting and requirements by the Mexican Government. As of the date of this filing the lawsuit is ongoing. The Company does not believe the outcome will have a material adverse effect on our financial statements.

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

          FISCAL 2001                              HIGH       LOW
          =========================================================
          FIRST - . . . . . . . . . . . . . .  $       4     $1 3/8
          SECOND -. . . . . . . . . . . . . .  $    1 13/16  $  3/8
          THIRD - . . . . . . . . . . . . . .  $    1.34     $ 0.40
          FOURTH -. . . . . . . . . . . . . .  $    0.70     $ 0.36

          FISCAL 2002                              HIGH       LOW
          =========================================================
          FIRST - . . . . . . . . . . . . . .  $    0.42     $ 0.30
          SECOND -. . . . . . . . . . . . . .  $    0.37     $ 0.24
          THIRD - . . . . . . . . . . . . . .  $    0.28     $ 0.21
          FOURTH -. . . . . . . . . . . . . .  $    0.25     $ 0.07

          FISCAL 2003                              HIGH       LOW
          =========================================================
          FIRST - . . . . . . . . . . . . . .  $    0.12     $0.03
          SECOND - (THROUGH JANUARY 14, 2003)  $    0.16     $0.07
          THIRD -  (TRADING  HALTED ) . . . .      -----     -----
          FOURTH -. . . . . . . . . . . . . .  $    0.07     $0.01

     The following table provides information relating to the grant of stock, options, and warrants pursuant to equity based compensation plans as of July 31, 2003.

-------------------------------------------------------------------------------------------------
                                                                           NUMBER OF SECURITIES
                                                                         REMAINING AVAILABLE FOR
                                                                          FUTURE ISSUANCE UNDER
                       NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       EQUITY COMPENSATION
                       BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                       OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
PLAN CATEGORY            WARRANTS AND RIGHTS      WARRANTS AND RIGHTS          COLUMN (a))
---------------------  ------------------------  ----------------------  ------------------------
                                 (a)                      (b)                      (c)
---------------------  ------------------------  ----------------------  ------------------------

---------------------  ------------------------  ----------------------  ------------------------
EQUITY COMPENSATION
PLANS APPROVED BY
SECURITY HOLDERS                      8,673,659  $                 0.78                 5,990,001
---------------------  ------------------------  ----------------------  ------------------------

---------------------  ------------------------  ----------------------  ------------------------
EQUITY COMPENSATION
PLANS NOT APPROVED BY
SECURITY HOLDERS                              -                       -                         -
---------------------  ------------------------  ----------------------  ------------------------

---------------------  ------------------------  ----------------------  ------------------------
TOTAL                                 8,673,659  $                 0.78                 5,990,001
-------------------------------------------------------------------------------------------------


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

     In June 2001, we issued 6,500 shares of our Series G preferred stock for approximately $650,000 of cash proceeds. Our Series G preferred stock converts to common stock at a discount to market originally defined as the Initial Conversion Price. On each Anniversary Date up to and including the second Anniversary Date, the Conversion Price on any unconverted Preferred Stock plus any accumulated, unpaid dividends will be reset to be equal to the average closing price of the stock for the five (5) preceding trading days. The Series G preferred stock accrues dividends at 15% per annum. And from the at all times from and after the Second Anniversary, the Conversion Price shall equal (A) .85 multiplied by (B) the Market Price of the Common Stock on the Second
Anniversary.   The amount of accrued and unpaid dividends as of the Conversation
Date shall be paid in Common Stock valued at the Market Price on the Conversion Date. The Series G preferred stock was issued without any public solicitation to a limited number of investors. Each investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. Each of the investors had access to information about our business and financial condition and was deemed capable of protecting their own interests and were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates representing shares of the Series G preferred stock bear a legend limiting the resale thereof.


ITEM  6.     SELECTED  FINANCIAL  AND  OPERATING  DATA.

The following selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and The Company's Consolidated Financial Statements and the Notes thereto included elsewhere herein.

                                                                             Years ended July 31,
                                                                             --------------------
                                                         1999          2000          2001          2002          2003
                                                     ------------  ------------  ------------  ------------  -------------
                                                                  (In thousands of $, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS
DATA:
Operating revenues
  Carrier services                                   $    14,123   $    22,192   $    26,349   $    41,190   $      6,532
  Network services                                         5,127         2,539         2,714         1,956            417
                                                     ------------  ------------  ------------  ------------  -------------
  Total operating revenues                                19,250        24,731        29,063        43,146          6,949

Cost of services (exclusive of depreciation and
Amortization, as shown below)                             13,751        20,463        24,802        39,077          6,244
                                                     ------------  ------------  ------------  ------------  -------------
  Gross Margin                                             5,499         4,268         4,261         4,069            705
  Selling, general and administrative expense              5,101         6,724         6,924         6,866          4,803
  Impairment loss                                              -             -             -         3,119            418
  Bad debt expense                                         2,295           756           142           388             35
  Depreciation and amortization                            1,882         2,020         2,045         1,955           1229
                                                     ------------  ------------  ------------  ------------  -------------
Operating loss                                            (3,779)       (5,232)       (4,850)       (8,259)        (5,780)
  Other income (expense), net                             (1,240)       (1,388)         (300)        1,475         (2,922)
                                                     ------------  ------------  ------------  ------------  -------------
Net loss from continuing operations before
income tax expense                                        (5,019)       (6,620)       (5,150)       (6,784)        (8,702)
  Income tax expense                                           -             -             -             -              -
                                                     ------------  ------------  ------------  ------------  -------------
Net loss from continuing operations                       (5,019)       (6,620)       (5,150)       (6,784)        (8,702)
Net loss from discontinued operations                     (1,716)       (3,432)       (5,403)       (8,815)        (2,919)
Net loss from sale of discontinued operations                  -             -             -         1,082           (962)
Net loss                                                  (6,735)      (10,052)      (10,553)      (14,517)       (12,583)
  Less: preferred stock dividends                           (856)       (7,085)       (2,232)         (472)          (653)
                                                     ------------  ------------  ------------  ------------  -------------
Net loss applicable to common shareholders               ($7,591)     ($17,137)     ($12,785)     ($14,989)      ($13,236)
                                                     ============  ============  ============  ============  =============

PER SHARE INFORMATION:
  Net loss-basic and diluted                              ($0.16)       ($0.30)       ($0.18)       ($0.17)        ($0.13)
                                                     ------------  ------------  ------------  ------------  -------------
  Weighted average common shares
  outstanding-basic and diluted                       47,467,000    56,852,000    71,180,000    86,275,000    101,767,000
                                                     ------------  ------------  ------------  ------------  -------------

CONSOLIDATED BALANCE SHEET DATA:
  Working Capital (deficit)                          $       946   $     5,076   $     1,936      ($10,094)      ($17,796)
  Current Assets from continuing operations                3,738         3,274         2,447         1,184            465
  Current Assets from discontinued operations             14,637        13,498        11,042         3,694            245
  Total Assets                                            25,267        26,894        23,112        10,457          1,530

  Current Liabilities from continuing operations           9,044         6,630         5,757        12,528         17,109
  Current Liabilities from discontinued operations         8,385         5,066         5,796         2,444          1,397
  Redeemable Preferred Shares                                  -             -         3,529         2,180          1,360
  Total Liabilities                                       19,130        13,544        13,329        15,389         18,515
  Total Stockholders' equity (deficit)                     6,137        13,350         6,254        (7,112)       (18,345)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: This Annual Report on Form 10-K/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. "Forward looking statements" are those statements that describe management's beliefs and expectations about the future. We have identified forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "may," "expect," and "intend." Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the Additional Risk Factors section of this Annual Report Form 10-K/A and other documents filed with the Securities and Exchange Commission. Therefore, these types of statements may prove to be incorrect.

     The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three fiscal years ended July 31, 2001, 2002, and 2003. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this annual report on Form 10-K/A. For purposes of the following discussion, fiscal 2001 or 2001 refers to the year ended July 31, 2001, fiscal 2002 or 2002 refers to the year ended July 31, 2002 and fiscal 2003 or 2003 refers to the year ended July 31, 2003.

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

     ATSI was founded in 1993. We are an international carrier, serving the rapidly expanding communications markets in and between Latin America and the United States. Our mission is to connect the Americas with exceptional communication services. Our strategy is to become a leading provider of communication services to carriers and businesses in this U.S./Latin American corridor through a high quality, 'next generation' VoIP network established through our partnership with DialMex.

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

                                                                Year ended July 31,
                                                -----------------------------------------------------
                                                      2001              2002              2003
                                                ----------------  ----------------  -----------------
                                                    $        %        $        %        $         %
Operating revenues
------------------
Services
    Carrier services                            $  26,349    91%  $  41,190    95%  $   6,532     94%
    Network services                                2,714     9%      1,956     5%        417      6%

                                                ----------  ----  ----------  ----  ----------  -----

Total operating revenues                           29,063   100%     43,146   100%      6,949    100%

Cost of services (exclusive of depreciation
and amortization shown below)                      24,802    85%     39,077    91%      6,244     90%
                                                ----------  ----  ----------  ----  ----------  -----

Gross Margin                                        4,261    15%      4,069     9%        705     10%

Selling, general and
administrative expense                              6,924    24%      6,866    16%      4,803     69%

Impairment loss                                         -     0%      3,119     7%        418      6%

Bad debt expense                                      142     0%        388     1%         35      1%

Depreciation and amortization                       2,045     7%      1,955     5%      1,229     18%
                                                ----------  ----  ----------  ----  ----------  -----

Operating loss                                     (4,850)  -17%     (8,259)  -19%     (5,780)   -83%

Other income (expense), net                          (300)   -1%      1,475     3%     (2,922)   -42%
                                                ----------  ----  ----------  ----  ----------  -----

Net loss from continuing operations before
income tax expense                                 (5,150)  -18%     (6,784)  -16%     (8,702)  -125%

Income tax expense                                      -     0%          -     0%          -      0%
                                                ----------  ----  ----------  ----  ----------  -----

Net loss from continuing operations                (5,150)  -18%     (6,784)  -16%     (8,702)  -125%

Net loss from discontinued operations              (5,403)  -19%     (8,815)  -20%     (2,919)   -42%
Net loss from sale of discontinued operations           -     0%      1,082     3%       (962)   -14%

Net loss                                          (10,553)  -36%    (14,517)  -34%    (12,583)  -181%

Less: preferred stock dividends                    (2,232)   -8%       (472)   -1%       (653)    -9%
                                                ----------  ----  ----------  ----  ----------  -----

Net loss applicable to common shareholders
                                                 ($12,785)  -44%   ($14,989)  -35%   ($13,236)  -190%
                                                ==========  ====  ==========  ====  ==========  =====

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by / used in operating activities:

     During the year ended July 31, 2003, we generated cash from operations of approximately $129,000. We generated this positive cash flow from operations as a result of an increase in accrued liabilities and accounts payables of approximately $2.9 million and $3.2 million, respectively. The increase in accrued liabilities and accounts payable is primarily due to the company not being able to generate sufficient cash inflows from operations to cover operating expense, for example direct cost and SG&A expenses. As a result of the company not being able to meet its obligations with various vendors, on December 31, 2002, the Company idled its network and during the second half of the year ended July 31, 2003 we were not able to generate revenue from carrier services. During the same six-month period in fiscal year 2002, we generated approximately $21 million or approximately 50% of the total yearly carrier services revenue. Subsequent to year-end we have signed three new carrier customers and we have generated revenues of approximately $36,000 during the first quarter of fiscal year 2004. However, there can be no assurance that such revenue will continue to be at this level from these customers. We believe that these levels of revenue will not be sufficient to cover operating salaries and general and administrative expense. Currently, as stated below, we depend on the monthly payments of approximately $20,000 from the sale of 51% of ATSI Comunicaciones S.A de C.V. to Telemarketing S.A de C.V. to pay for our monthly SG&A expenses. Currently we generate approximately $45,000 in SG&A expenses. We expect this financial instability and lack of liquidity to continue during the first and second quarter of fiscal year 2004. As a result over the next twelve months we estimate requiring additional funding of approximately $300,000 to compensate for the deficiencies in cash inflows.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS OF ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES

Report of Tanner + Co. . . . . . . . . . . . . . . . . . . . . . . . . . . . .37

Report of Arthur Andersen LLP. . . . . . . . . . . . . . . . . . . . . . . . .38

Consolidated Balance Sheets as of July 31, 2002 and 2003 . . . . . . . . . . .39

Consolidated Statements of Operations for the Years Ended
July 31, 2001, 2002 and 2003 . . . . . . . . . . . . . . . . . . . . . . . . .40

Consolidated Statements of Comprehensive Loss for the Years
Ended July 31, 2001, 2002 and 2003 . . . . . . . . . . . . . . . . . . . . . .41

Consolidated Statements of Stockholders' Deficit for the Years
Ended July 31, 2001, 2002 and 2003 . . . . . . . . . . . . . . . . . . . . . .42

Consolidated Statements of Cash Flows for the Years Ended
July 31, 2001, 2002 and 2003 . . . . . . . . . . . . . . . . . . . . . . . . .43

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .44

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

                                                ATSI COMMUNICATIONS, INC.
                                                     AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                         (in thousands except share information)

                                                                                                         July 31,
                                                                                                   --------------------
                                                                                                     2002       2003
                                                                                                   ---------  ---------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                                         $      3   $    140
 Cash-restricted                                                                                          -         88
 Accounts receivable, net of allowance of $189 and $102, respectively                                   836         44
 Note Receivable-current portion                                                                          -        187
 Inventory                                                                                               14          -
 Prepaid & Other current assets                                                                         331          6
 Assets from discontinued operations                                                                  3,694        245
                                                                                                   ---------  ---------
     Total current assets                                                                             4,878        710
                                                                                                   ---------  ---------

PROPERTY AND EQUIPMENT                                                                               10,671          -
 Less - Accumulated depreciation and amortization                                                    (7,166)         -
                                                                                                   ---------  ---------
     Net property and equipment                                                                       3,505          -
                                                                                                   ---------  ---------

OTHER ASSETS, net
  Note Receivable                                                                                         -        100
  Investment in unconsolidated subsidiary                                                                 -        663
 Concession License, net                                                                              2,000          -
 Other                                                                                                   74         57
                                                                                                   ---------  ---------
     Total assets                                                                                  $ 10,457   $  1,530
                                                                                                   =========  =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                                  $  6,082   $  8,029
 Accrued liabilities                                                                                  2,134      5,518
 Notes payable                                                                                          993      1,080
 Convertible debentures                                                                                   -        275
 Current portion of obligations under capital leases                                                  3,207      2,207
 Deferred revenue                                                                                       111          -
 Liabilities from discontinued operations                                                             2,444      1,397
                                                                                                   ---------  ---------
     Total current liabilities                                                                       14,972     18,506
                                                                                                   ---------  ---------

LONG-TERM LIABILITIES:
 Obligations under capital leases, less current portion                                                  67          -
  Long Term Advances payable                                                                            275          -
 Other                                                                                                   75          9
                                                                                                   ---------  ---------
     Total long-term liabilities                                                                        417          9
                                                                                                   ---------  ---------

COMMITMENTS AND CONTINGENCIES                                                                             -          -
REDEEMABLE PREFERRED STOCK:
Series D Cumulative Preferred Stock, 3000 shares authorized, 742 shares issued and
outstanding.                                                                                            765        151
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,455  and 1,170 shares issued and
outstanding, respectively                                                                             1,415      1,209

STOCKHOLDERS' DEFICIT:
 Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
 Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 4,370 shares
 issued and outstanding.                                                                                  -          -
 Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized, 7,260 shares
 issued and outstanding.                                                                                  -          -
 Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized, 6,500 shares
 issued and outstanding.                                                                                  -          -
Common stock, $0.001, 200,000,000 shares authorized, 94,790,855 and  103,638,690
issued and outstanding, respectively                                                                     95        104
 Additional paid in capital                                                                          59,891     60,093
 Accumulated deficit                                                                                (67,493)   (80,076)
 Warrants Outstanding                                                                                 1,031      1,031
 Other Comprehensive (Loss) Income                                                                     (636)       503
                                                                                                   ---------  ---------
     Total stockholders' deficit                                                                     (7,112)   (18,345)
                                                                                                   ---------  ---------

     Total liabilities and stockholders' deficit                                                   $ 10,457   $  1,530
                                                                                                   =========  =========

              The accompanying notes are an integral part of these consolidated financial statements.

                                    ATSI COMMUNICATIONS, INC.
                                         AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands, except per share amounts)


                                                               For the Years Ended July 31,
                                                            2001          2002          2003
                                                        ------------  ------------  -------------
OPERATING REVENUES:
Services
      Carrier services                                  $    26,349   $    41,190   $      6,532
      Network services                                        2,714         1,956            417
                                                        ------------  ------------  -------------

     Total operating revenues                                29,063        43,146          6,949

OPERATING EXPENSES:
      Cost of services (exclusive of depreciation and
      Amortization, shown below)                             24,802        39,077          6,244
      Selling, general and administration                     6,924         6,866          4,803
      Impairment expense                                          -         3,119            418
      Bad debt expense                                          142           388             35
      Depreciation and Amortization                           2,045         1,955          1,229
                                                        ------------  ------------  -------------

     Total operating expenses                                33,913        51,405         12,729
                                                        ------------  ------------  -------------

OPERATING LOSS                                               (4,850)       (8,259)        (5,780)

OTHER INCOME (EXPENSE):
  Other income (expense), net                                   562         1,868            (25)
  Interest expense                                             (862)         (393)        (1,377)
  Loss from the sale of assets                                    -             -         (1,520)
                                                        ------------  ------------  -------------

     Total other income (expense)                              (300)        1,475         (2,922)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                                 (5,150)       (6,784)        (8,702)

INCOME TAX BENEFIT (EXPENSE)                                      -             -              -
                                                        ------------  ------------  -------------

NET LOSS FROM CONTINUING
OPERATIONS                                                   (5,150)       (6,784)        (8,702)

NET LOSS FROM DISCONTINUED
OPERATIONS                                                   (5,403)       (8,815)        (2,919)
NET GAIN (LOSS) FROM SALE OF DISCONTINUED
OPERATIONS                                                        -         1,082           (962)
                                                        ------------  ------------  -------------

NET LOSS                                                   ($10,553)     ($14,517)      ($12,583)
                                                        ============  ============  =============

LESS: PREFERRED DIVIDENDS                                    (2,232)         (472)          (653)
                                                        ------------  ------------  -------------

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS                                               ($12,785)     ($14,989)      ($13,236)
                                                        ============  ============  =============

BASIC AND DILUTED LOSS PER SHARE                             ($0.18)       ($0.17)        ($0.13)
                                                        ============  ============  =============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-BASIC AND DILUTED                  71,180,000    86,275,000    101,767,000
                                                        ============  ============  =============

     The accompanying notes are an integral part of these consolidated financial statements.

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)

                                                      For the Years ended July 31,
                                                       2001       2002       2003
                                                     ---------  ---------  ---------
Net loss to common stockholders

  Other comprehensive loss, net of tax:              ($12,785)  ($14,989)  ($13,236)

  Foreign currency translation adjustment                (467)       611      1,139
                                                     ---------  ---------  ---------

Comprehensive loss to common stockholders            ($13,252)  ($14,378)  ($12,097)
                                                     =========  =========  =========

                                              ATSI COMMUNICATIONS, INC.
                                                   AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / (DEFICIT)
                                                    (In thousands)


                                                    Preferred Stock    Common Stock
                                                    ---------------  ------------------     Additional     Accumulated
                                                    Shares   Amount   Shares    Amount    Paid In Capital    Deficit
                                                    -------  ------  --------  --------  -----------------  ---------
BALANCE, July 31, 2000                                  24        -   67,409   $    67   $         51,625   ($39,125)
Issuances of common shares for cash                                    1,942         2                931
Issuances of common shares for services                                   80                           33
Issuances of common shares for liquidating damages                       150                          250
Issuances of common shares for acquisition                                                           (457)
Issuances of preferred stock                            16                                          1,104
Conversion of preferred stock                          (20)            8,181         8              2,485
Notes receivable from shareholders                                    (2,033)       (2)            (1,106)
Conversion of convertible debt to common shares                        1,600         2                802
Dividends                                                                                                     (1,214)
Amortization of equity discount                                                                     1,612     (1,612)
Compensation expense                                                                                  661
Warrants issued with redeemable preferred stock
Warrants issued with liquidating damages                                                               (5)
Cumulative effect of translation adjustment
Net loss                                                                                                     (10,553)
                                                    -------  ------  --------  --------  -----------------  ---------
BALANCE, July 31, 2001                                  20        -   77,329   $    77   $         57,935   ($52,504)
Issuances of common shares for cash                                      773         1                219
Issuances of common shares for services                                   48                           10
Issuances of common shares for acquisition                             1,062         1               (981)
Issuances of preferred stock                                                                          (26)
Conversion of preferred stock                                         15,454        16              2,384
Notes receivable from shareholders                                       328         0                 12
 Dividends                                                                                                      (472)
Compensation expense                                                                                    0
Expiration of warrants                                                                                338
Cumulative effect of translation adjustment
Net loss                                                                                                     (14,517)
                                                    -------  ------  --------  --------  -----------------  ---------
BALANCE, July 31, 2002                                  20        -   94,994   $    95   $         59,891   ($67,493)
Issuances of common shares for services                                3,319         3                171
Conversion of redemable preferred stock                                5,326         6                685
Dividends                                                                                            (653)
Cumulative effect of translation adjustment
Net loss                                                                                                     (12,583)
                                                    -------  ------  --------  --------  -----------------  ---------
BALANCE, July 31, 2003                                  20        -  103,639   $   104   $         60,093   ($80,076)
                                                    =======  ======  ========  ========  =================  =========


                                                                      Notes
                                                                   receivable   Cumulative                     Total
                                                      Warrants        from     Translation      Deferred    Stockholders'
                                                     Outstanding    officers    Adjustment    Compensation   (DEFICIT)
                                                    -------------  ----------  ------------  --------------  ----------
BALANCE, July 31, 2000                              $        417     ($1,108)        ($779)          ($119)  $  10,978
Issuances of common shares for cash                                                                                933
Issuances of common shares for services                                                                             33
Issuances of common shares for liquidating damages                                                                 250
Issuances of common shares for acquisition                                                                        (457)
Issuances of preferred stock                                                                                     1,104
Conversion of preferred stock                                                                                    2,493
Notes receivable from shareholders                                     1,108                                         0
Conversion of convertible debt to common shares                                                                    804
Dividends                                                                                                       (1,214)
Amortization of equity discount                                                                                      0
Compensation expense                                                                                   107         768
Warrants issued with redeemable preferred stock              952                                                   952
Warrants issued with liquidating damages                                                                            (5)
Cumulative effect of translation adjustment                                           (468)                       (468)
Net loss                                                                                                       (10,553)
                                                    -------------  ----------  ------------  --------------  ----------
BALANCE, July 31, 2001                              $      1,369   $       0       ($1,247)           ($12)  $   5,618
Issuances of common shares for cash                                                                                220
Issuances of common shares for services                                                                             10
Issuances of common shares for acquisition                                                                        (980)
Issuances of preferred stock                                                                                       (26)
Conversion of preferred stock                                                                                    2,400
Notes receivable from shareholders                                                                                  12
 Dividends                                                                                                        (472)
Compensation expense                                                                                    12          12
Expiration of warrants                                      (338)                                                    0
Cumulative effect of translation adjustment                                            611                         611
Net loss                                                                                                       (14,517)
                                                    -------------  ----------  ------------  --------------  ----------
BALANCE, July 31, 2002                              $      1,031   $       0         ($636)  $           0     ($7,112)
Issuances of common shares for services                                                                            174
Conversion of redemable preferred stock                                                                            691
Dividends                                                                                                         (653)
Cumulative effect of translation adjustment                                          1,139                       1,139
Net loss                                                                                                       (12,583)
                                                    -------------  ----------  ------------  --------------  ----------
BALANCE, July 31, 2003                              $      1,031   $       0   $       503   $           0    ($18,345)
                                                    =============  ==========  ============  ==============  ==========

               The accompanying notes are an integral part of these consolidated financial statements.

                                      ATSI COMMUNICATIONS, INC.
                                           AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (In thousands)


                                                                      For the Years Ended July 31,
                                                                      2001        2002        2003
                                                                   ----------  ----------  ----------
NET LOSS                                                            ($10,553)   ($14,517)   ($12,583)
Gain on the sale of GlobalSCAPE                                            -      (1,082)          -
Loss on the sale of 51% of ATSICOM                                         -           -         511
Gain on the restructuring of IBM debt                                      -      (1,860)          -
Loss on sale of ATSIMEX & SINFRA                                           -           -         962
Loss on disposal of property & equipment                                   -           -       1,009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Adjustments to reconcile net income to net cash used in
   operating activities-
     Restricted Cash                                                       -           -         (88)
     Impairment loss                                                       -       6,432         418
     Depreciation and amortization                                     4,434       4,599       1,739
     Differed Compensation                                               372           -           -
     Deferred compensation                                               768          12           -
     Issuance of common stock for services                                 -          10           -
     Foreign currency (Gain)  loss                                      (326)          -         661
     Minority Interest                                                  (246)       (244)
     Loss on investment in ATSICOM                                         -           -          14
     Provision for losses on accounts receivable                         241         433         106
     Changes in operating assets and liabilities:
       (Increase) Decrease in accounts receivable                        121         786         719
       (Increase) Decrease in prepaid expenses and other                (482)        248         583
       Increase (Decrease) in accounts payable                          (267)      3,911       3,267
       Increase  (Decrease) in accrued liabilities                        (3)        780       2,919
       Increase  (Decrease) in deferred revenue                          (47)        (17)       (108)
                                                                   ----------  ----------  ----------
Net cash provided by operating activities                             (5,988)       (509)        129
                                                                   ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                  (1,122)     (1,092)       (281)
   Sale of GlobalSCAPE                                                     -       2,250           -
    Cash proceeds sale of ATSICOM                                          -           -         440
    Sale of ATSIMEX and SINFRA                                             -           -          18
   Acquisition of business, net of cash acquired                        (102)        (54)          -
                                                                   ----------  ----------  ----------
Net cash used in investing activities                                 (1,224)      1,104         177
                                                                   ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                        776          83          25
   Net increase in Short term borrowing                                  116           -           -
   Payments on debt                                                     (560)        (65)          -
   Capital lease Payments                                             (1,106)     (1,158)        (87)
   Proceeds from advance payables                                          -         275           -
   Proceeds from issuance of preferred stock.                          5,639           -           -
   Payment of expenses related to the issuance of preferred stock          -         (26)        (12)
   Proceeds from issuance of common stock, net
   of issuance costs                                                     900         220         (95)
                                                                   ----------  ----------  ----------
Net cash used in/provided by financing activities                      5,765        (671)       (169)
                                                                   ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH                                       (1,447)        (76)        137
CASH AND CASH EQUIVALENTS, beginning of period                         1,550          12           3
CASH AND CASH EQUIVALENTS- Allocated to discontinued operations          (91)         67           -
                                                                   ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, end of period                           $      12   $       3   $     140
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

THE FOLLOWING ENTITIES ARE SUBSIDIARIES IN WHICH WE HAD OWNERSHIP DURING THE
----------------------------------------------------------------------------
PERIODS PRESENTED.
------------------

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

American  TeleSource  International,  Inc. (ATSI-Texas, a Texas corporation) and
--------------------------------------------------------------------------------
TeleSpan,  Inc.  (TeleSpan,  a  Texas  corporation)
---------------------------------------------------

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

American  TeleSource  International  de  Mexico,  S.A.  de  C.V. (ATSI-Mexico, a
--------------------------------------------------------------------------------
Mexican  corporation)  and  Servicios de Infraestructura, S.A. de C.V (Sinfra, a
--------------------------------------------------------------------------------
Mexican  corporation)
---------------------

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

ATSI  de  CentroAmerica  (a  Costa  Rican  corporation)
-------------------------------------------------------

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

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                            STOCK BASED COMPENSATION
                    (In thousands, except per share amounts)


                                       For the Years Ended July 31,
                                       ----------------------------
                                         2001      2002      2003
                                       --------  --------  --------

Net loss applicable to common
Stockholders                           (12,785)  (14,989)  (13,236)

Add: Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                  -         -         -

Deduct: Total stock based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects           -      (794)     (313)
                                       --------  --------  --------

Pro forma net loss                     (12,785)  (15,783)  (13,549)
                                       ========  ========  ========


Earnings per share

   Basis - as reported                  ($0.18)   ($0.17)   ($0.13)
                                       ========  ========  ========

   Basis - pro forma                    ($0.18)   ($0.18)   ($0.12)
                                       ============================

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                      For the Years Ended July 31,
                                 -------------------------------------
                                    2001         2002         2003
                                 -----------  -----------  -----------
Expected dividends yield                0.0%         0.0%         0.0%
Expected stock price volatility    136%-156%         123%         256%
Risk-free interest rate                5.45%        4.92%         2.7%
Expected life of options         3-10 years   3-10 years   3-10 years
                                 =====================================

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

     The following represents the total assets and liabilities in the Chapter 7 case:

                             ATSI Texas and TeleSpan
               Assets and liabilities under Chapter 7 liquidation
                                 (in thousands)


                                                July 31, 2003
                                               ---------------
CURRENT ASSETS:
   Cash-restricted                                          88
   Accounts receivable, net of allowance $103               37
   Other current assets                                     57
                                               ---------------
       Total current assets                                182
                                               ---------------

  CURRENT LIABILITIES:
   Accounts payable                                      7,673
   Accrued liabilities                                   2,015
   Notes payable                                           636
   Capital leases                                        2,207
                                               ---------------
       Total current liabilities                        12,531
                                               ---------------


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

     6.   SIGNIFICANT UNCONSOLIDATED AFFILIATE

     The following is the summarized financial information for the Company's unconsolidated affiliate, ATSI Comunicaciones S.A de C.V. (ATSICOM) (in thousands):

                                               July 31,
                                              ----------
                                                 2003
                                              ----------
     RESULTS FOR YEAR:
     -----------------
         Gross Revenues                       $       -
         Gross profit                         $       -
         Net loss                             $     (29)

     YEAR-END FINANCIAL POSITION:
     ----------------------------
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

     7.   PROPERTY AND EQUIPMENT, NET (AT COST)

     Following is a summary of our property and equipment at July 31, 2002 and 2003 (in thousands):

                                          Depreciable lives   July 31, 2002   July 31, 2003
                                          -----------------  ---------------  -------------
     Telecommunication equipment                10-15 years  $        5,580               -
     Land and buildings                            10 years               -               -
     Furniture and fixtures                       3-5 years             894               -
     Equipment under capital leases               5-7 years           3,391               -
     Leasehold improvements                       1-5 years             303               -
     Computer equipment                             3 years             503               -
     Other                                        3-5 years               -               -
                                                             ---------------  -------------
     Total                                                           10,671               -
     Less: accumulated depreciation                                  (7,166)              -
                                                             ---------------  -------------
     Total - property and equipment, net                     $        3,505               -
                                                             ===============  =============

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


     8.   CONCESSION LICENSE

     Following is a summary of our material intangible asset (in thousands):

                                      July 31, 2002   July 31, 2003
                                     ---------------  -------------
     Concession License              $        4,482               -
     Less: accumulated amortization           ($443)              -
     Less: impairment                       ($2,039)              -
                                     ---------------  -------------
     Total                           $        2,000               -

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

     9.   IMPAIRMENT OF ASSETS

     During the second half of fiscal 2003, two of our operating subsidiaries, ATSI-Texas and TeleSpan, Inc. filed for reorganization protection under Chapter 11 of the U.S Bankruptcy Code, on February 4, 2003 and February 18, 2003, respectively. Additionally, the court ordered joint administration of both cases on April 9,

2003 and on May 14, 2003 the court converted the case to Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. As a result of these entities ceasing operations and based on our evaluation and the anticipated undiscounted cash flows related to such entities, we determined that certain telecom equipment and leasehold improvements were impaired. Accordingly, during the year ended July 31, 2003 we recorded impairment of telecom equipment of approximately $266,000 and impairment of leasehold improvements of approximately $152,000. During the year ended July 31, 2002 we performed an analysis of the concession license carrying value in comparison to the estimated future cash inflows from the concession license operations and conducted a market valuation analysis of the concession license. Because of these evaluations we determined that the expected future cash inflows and market value related to the concession license were less than its carrying book value and recognized an impairment expense of approximately $2,039,000 related to the concession license. Additionally, during fiscal 2002, we concluded that the Nortel Passport telecommunications equipment was not efficient and was not cost effective to operate and there was no future benefit from this equipment. Based on such determination we recognized approximately $1,080,0000 of impairment expense associated with the Nortel Passport equipment and the associated importation cost.

     10.  ACCRUED LIABILITIES

     Following is a summary of our accrued liabilities (in thousands):

                                              July 31, 2002   July 31, 2003
                                              --------------  --------------
Alfonso Torres (Concession)                   $          980  $        1,003
Christian, Wukoson, Smith & Jewell                         -  $          869
Dividends Series "D"                                       -  $          284
Redeemable Preferred Shares Series "D"                     -  $          658
Dividends Series "A", "F" and "G"             $          200  $          332
Audit fees, penalties, rent and wages         $          102  $          105
Bankruptcy-COMDISCO, NTFC & IBM               $            7  $          852
Bankruptcy-Rent, Property Taxes & Other       $          109  $          612
Bankruptcy-Salaries & Wages                   $          435  $          426
Bankruptcy-Universal Fund Fees                $          301  $          301
Bankruptcy-Professional fees                               -  $           45
Convertible Debenture Interest                             -  $           31
                                              --------------  --------------
                 Accrued Liabilities Total:   $        2,134  $        5,518
                                              ==============  ==============

     11.  NOTES PAYABLE

Notes payable are comprised of the following (in thousands) (See terms below):

                                 July 31, 2002   July 31, 2003
                                 --------------  --------------

Note payable to a related party  $          250  $          250
Note payable to a company        $          386  $          386
Note payable to an individual    $          357  $          357

Note payable to a related party               -  $           25
Note payable to a company                     -  $           62
                                 --------------  --------------
Total current notes payable      $          993  $        1,080
                                 ==============  ==============

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

     In November 2001, the Company entered into a note payable, in the amount of $357,000 with the former owners of the concession license that was purchased in July 2000. The note called for principal payments of approximately $51,000 per month plus accrued interest. The note, which accrues interest at the rate of prime plus 2%, matured July 19, 2002. On October 1, 2002, the note was amended in its entirety with a revised maturity date of February 2006 and an amended interest rate of 7.75%. The revised note calls for equal monthly payments of principal and interest in the amount of approximately $9,000. During Fiscal 2003, the Company did not make any payments; therefore the note is in technical default and has been classified as current. The holders of this note can demand full payment of the total outstanding principal balance and accrued interest. As of November 13, 2003, the holders of this note have not demanded full payment on this note. Currently we are in negotiations with the note holders to satisfy this obligation in an exchange for equity in the Company. However, there can be no assurance that a favorable agreement will be reached.

      In December 2002, the Company entered into a note payable with a related party, a director of ATSI, in the amount of $25,000. The note called for 12 monthly payments of approximately $2,000 including interest, commencing on February 1, 2003. The note has an annual interest rate of 7% and a maturity date of January 1, 2004. During Fiscal 2003, the company did not make any payments on this note and the note is in default. The holders of this note can demand full payment of the total outstanding principal balance and accrued interest. As of November 13, 2003, the holder of this note has not demanded full payment on this note. Currently we are in negotiations with the note holder to extend the terms of the no for an additional 12 months. However, there can be no assurance that a favorable agreement will be reached.

     In July 2003, the Company entered into a note payable with a company, in the amount of approximately $62,000. The note called for 12 monthly payments of approximately $6,000 including interest, commencing on October 1, 2003. The note has an annual interest rate of 12% and a maturity date of September 31, 2004. As of the date of this filing the company has not made any payment towards this debt; therefore, we are in default on the note and has been classified as current. The holders of this note can demand full payment of the total outstanding principal balance and accrued interest. As of November 13, 2003, the holder of this note has not demanded full payment on this note. Currently we are in negotiations with the note holder to satisfy this obligation in an exchange for equity in the Company. However, there can be no assurance that a favorable agreement will be reached.

     12.  CONVERTIBLE SUBORDINATEDDEBENTURES

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

     Capital leases comprised as follows (in thousands):

Leases                    July 31, 2002   July 31, 2003
                          --------------  --------------
Heller Financial          $            9  $           11
Granite Financial LLC                  1               -
Imperial Business Credit               1               -
IBM Corporation                    2,384           2,196
NTFC Corporation                     812               -
                          --------------  --------------
                          $        3,207  $        2,207
                          ==============  ==============


     Heller Financial
     ----------------

     In May 1999, we secured a capital lease with Heller Financial with a principal balance of approximately $38,000. The proceeds from this lease were used to acquire a generator set. The lease calls for monthly payments of approximately $1,000 for 45 months and the capital lease called for an annual interest rate of approximately 12%. The total obligation outstanding under said facility at July 31, 2002 and July 31, 2003 were approximately $9,000 and $11,000, respectively. During fiscal 2003, we did not make any payments, and subsequently the creditor filed a claim with the U.S. Bankruptcy Court for the Western District Court of Texas. Currently, the Chapter 7 bankruptcy trustee is managing any negotiations with this creditor.

     Granite Financial LLC
     ---------------------

     In September 1997, we secured a capital lease with Granite Financial with a principal balance of approximately $40,000. The proceeds from this lease were used to acquire a generator set. The lease calls for monthly payments of approximately $1,000 for 60 months and the capital lease called for an annual interest rate of approximately 11%. This lease was paid in full in August 2002.

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

     16.  STOCK PURCHASE WARRANTS AND STOCK OPTIONS

     Following is a summary of warrant activity from August 1, 2000 through July 31, 2003:

                                       YEAR ENDING JULY 31,
                                 ---------------------------------
                                   2001        2002        2003
                                 ---------------------------------
Warrants outstanding, beginning    681,045  5,013,826   4,833,826
Warrants issued                  4,332,781          -           -
Warrants expired                         -   (180,000)   (325,000)
Warrants exercised                       -          -           -
                                 ---------  ----------  ----------
Warrants outstanding, ending     5,013,826  4,833,826   4,508,826
                                 ---------  ----------  ----------

Warrants outstanding at July 31, 2003 expire as follows:

NUMBER OF  EXERCISE PRICE    EXPIRATION DATE
---------  ---------------  ------------------
WARRANTS
---------

    5,000  1.72              November 1, 2003
   75,000  1.06             November 16, 2003
  852,778  0.72                March 23, 2004
  738,636  0.58                 June 11, 2004
   50,000  1.25                  July 2, 2004
  800,000  0.41                 July 31, 2004
   20,000  1.19            September 24, 2004
  909,091  1.72              October 11, 2004
  181,819  1.72              October 11, 2004
  545,457  1.72              October 11, 2004
   50,000  1.72              October 11, 2004
  175,000  1.72              October 11, 2004
  106,045  0.94              December 8, 2004
---------
4,508,826  TOTAL WARRANTS
---------

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

     A summary of the status of our 1997, 1998 and 2000 Stock Option Plans for the years ended July 31, 2001, 2002 and 2003 and changes during the periods are presented below:

                                      Years Ended July 31,
                    ---------------------------------------------------------
1997 Stock
Option Plan                 2001                2002               2003
                               Weighted            Weighted           Weighted
                                Average             Average            Average
                               Exercise            Exercise           Exercise
                     Shares      Price     Shares   Price    Shares    Price
                    ---------  ---------  --------  ------  ---------  ------
Outstanding,
beginning of year    312,004   $    1.59   202,002  $ 1.87   202,002   $ 1.87
Granted                    -           -         -       -         -        -
Exercised            (13,000)  $    0.58         -       -         -        -
Forfeited            (97,002)  $    2.15         -       -  (200,002)  $ 1.87
                    ---------  ---------  --------  ------  ---------  ------
Outstanding, end
of year              202,002   $    1.87   202,002  $ 1.87     2,000   $ 0.58
                    =========  =========  ========  ======  =========  ======


Options
exercisable at end
of year              202,002   $    1.87   202,002  $ 1.87     2,000   $ 0.58
                    =========  =========  ========  ======  =========  ======
Weighted average
fair value of
options granted
during the year                      N/A               N/A                N/A
                               =========            ======             ======

                                        Years Ended July 31,
                    --------------------------------------------------------------
1998 Stock
Option Plan                   2001                  2002                2003
                    --------------------------------------------------------------
                                 Weighted              Weighted            Weighted
                                  Average              Average             Average
                                 Exercise              Exercise            Exercise
                      Shares       Price      Shares    Price     Shares    Price
                    -----------  ---------  ----------  ------  ----------  ------
Outstanding,
beginning of year    1,379,211   $    0.70  1,026,840   $ 0.91  1,015,172   $ 0.91
                                                                ==========  ======
Granted                117,500   $    0.90          -        -          -        -
Exercised             (231,999)  $    0.55          -        -          -        -
Forfeited             (237,872)  $    0.84    (11,668)  $ 0.78   (662,338)  $ 0.91
                    -----------  ---------  ----------  ------  ----------  ------
Outstanding, end
of year              1,026,840   $    0.91  1,015,172   $ 0.91    352,834   $ 0.56
                    ===========  =========  ==========  ======  ==========  ======
Options
exercisable at end
of year                417,043   $    0.83    891,840   $ 0.82    342,834   $ 0.56
                    ===========  =========  ==========  ======  ==========  ======
Weighted average
fair value of
options granted
during the year                  $    0.87                 N/A                 N/A
                                 =========              ======              ======


                                  Years Ended July 31,
                    ---------------------------------------------------------------
2000 Stock
Option Plan                  2001                   2002                 2003
                    ---------------------------------------------------------------
                                Weighted               Weighted             Weighted
                                 Average               Average              Average
                                Exercise               Exercise             Exercise
                      Shares      Price      Shares     Price     Shares     Price
                    ----------  ---------  -----------  ------  -----------  ------
Outstanding,
beginning of year            -  $       -   1,864,000   $ 0.56   6,425,165   $ 0.48
                                                                ===========  ======

Granted              1,864,000  $    0.56   5,277,499   $ 0.44     630,000   $ 0.08
Exercised                    -          -           -        -           -        -
Forfeited                    -          -    (716,334)  $ 0.49  (3,245,166)  $ 0.48
                                           -----------  ------  -----------  ======
Outstanding, end
of year              1,864,000  $    0.56   6,425,165   $ 0.48   3,809,999   $ 0.45
                    ==========  =========  ===========  ======  ===========  ======
Options
exercisable at end
of year                      -  N/A         1,876,998   $ 0.59   1,832,222   $ 0.55
                                =========  -----------  ======  ===========  ======
Weighted average
fair value of
options granted
during the year                 $    0.55               $ 0.27               $ 0.08
                                =========               ======               ======

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

     The following table summarizes information about stock options and warrants outstanding for all plans at July 31, 2003:

                                                               Options and Warrants
                  Options and Warrants Outstanding                  Exercisable
                 ------------------------------------------------------------------------
                                                Weighted
                                                 Average
                                 Weighted       Remaining                    Weighted
Range of           Number         Average      Contractual     Number         Average
Exercise Price   Outstanding  Exercise Price   Life (Years)  Exercisable  Exercise Price
-----------------------------------------------------------------------------------------

$0.08 - 0.94       6,662,292  $          0.51          5.73    4,818,958  $          0.53
$1.09 - 1.72       2,011,367  $          1.68          1.13    2,011,367  $          1.68
-----------------------------------------------------------------------------------------
$0.08 - 1.72       8,673,659  $          0.78          4.66    6,830,325  $          0.87
-----------------------------------------------------------------------------------------

     17.  STATEMENT OF CASH FLOWS

     Cash payments and non-cash investing and financing activities during the periods indicated were as follows (in thousands):

                                             For the Years Ended July 31,
                                             ----------------------------
                                                 2001    2002   2003
                                                 -----  ------  -----
Cash payments for interest                       $ 911  $ 742   $  76
Cash payment for income taxes                    $  64  $ 110       -
Non-cash:
Notes receivable and accrued interest issued to
    Exercise options for common shares           $ 101      -       -
Common shares issued for acquisition                 -  $(981)      -
Note incurred in conjunction with acquisition    $ 120      -       -
Conversion of convertible debt to common shares  $ 803      -       -
Capital lease obligations incurred                   -  $ 122       -

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


     22.  INCOME TAXES

     Income tax expense from continuing operations differs from the amount computed at federal statutory rates as follows:

                                                                   Year Ended July 31,
                                                                   -------------------
                                                             2001          2002          2003
                                                         ------------  ------------  ------------
Federal income tax benefit (expense) at statutory rate   $ 1,751,000   $ 2,307,000   $ 2,959,000
Other                                                              -      (338,000)            -
Permanent tax differences in connection with
bankrupt subsidiaries                                              -             -    (1,764,000)
Change in valuation allowance                             (1,751,000)   (1,969,000)    1,195,000
Income tax benefit (expense)                                       -             -             -


     Deferred tax assets (liabilities) are comprised of the following:

                                                               July 31,
                                                               --------
                                                         2002           2003
                                                     -------------  -------------
Net operating loss carry-forward                     $  7,223,000   $ 15,403,000
Impairment of Mexican intangible assets                 1,779,000              -
Impairment of U.S. intangible assets and equipment        408,000              -
Losses accrued in Mexican subsidiaries                  4,739,000              -
Other                                                      94,000         35,000
Valuation allowance                                   (14,243,000)   (15,438,000)
Total deferred tax asset (liability)                 $          -   $          -

     The Company conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and the Company's liquidity and equity positions. As of July 31, 2002 and 2003, the Company has determined that a valuation allowance is necessary for the entire amount of deferred tax assets.

     At July 31, 2002 and 2003, the Company had net operating loss carry-forwards related to U.S. operations of approximately $21,246,000 and $45,303,000 with expiration dates ranging from 2009 through 2023.

     The availability of the net operating loss carry-forwards to reduce U.S. federal taxable income is subject to various limitations in the event of an ownership change as defined in Section 382 of the Internal Revenue Code of 1986 (the "Code"). We experienced a change in ownership in excess of 50% as defined in the Code, during the year ended July 31, 1998. This change in ownership limits the annual utilization of NOL under the Code.

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

     For the years ended July 31, 2002 and 2003 assets and liabilities from discontinued operations consist of the following (in thousands):

                                                          July 31,
                                                      ----------------
                                                        2002     2003
                                                      --------  ------
ASSETS FROM DISCONTINUED OPERATIONS
-----------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                            $    17   $    0
 Accounts receivable, net of allowance of $8              245        -
 Note Receivable-current portion                            -        -
 Inventory                                                 45        -
 Prepaid & Other current assets                           310        -
                                                      --------  ------
     Total current assets                                 617        -
                                                      --------  ------

PROPERTY AND EQUIPMENT                                  9,231      245
 Less - Accumulated depreciation and amortization      (7,619)       -
                                                      --------  ------
     Net property and equipment                         1,612      245
                                                      --------  ------

OTHER ASSETS, net
Goodwill, net                                           1,392        -
 Other                                                     73        -
                                                      --------  ------
     Total assets from discontinued operations:       $ 3,694   $  245
                                                      ========  ======

LIABILITIES FROM DISCONTINUED OPERATIONS
----------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                       1,442      944
 Accrued liabilities                                      523        -
 Notes payable                                            479      453
                                                      --------  ------
     Total current liabilities                          2,444    1,397
                                                      --------  ------

                                                      --------  ------
     Total liabilities from discontinued operations:  $ 2,444   $1,397
                                                      ========  ======

     Consolidated Income statement presentation for the years ended July 31, 2001, 2002 and 2003 reflects the elimination of the following E-commerce revenues and the expenses of GlobalSCAPE. And the elimination of retail services revenue and expenses of ATSIMEX for the years ended July 31, 2001, 2002 and 2003 (in thousands):

---------------------------------------------------------------
                         E-COMMERCE

                                   For the Year Ending July 31,
                                   ----------------------------
                                     2001      2002      2003
                                   --------  --------  --------
E-commerce revenues                $ 5,445   $ 4,404   $     -
Costs and expenses                   6,217     4,208         -
Net (loss) income before taxes &
minority interest                     (772)      196         -
Net (loss) income before minority
interest                              (836)      195         -
Net (loss) income                  $  (591)  $   399   $     -

---------------------------------------------------------------

---------------------------------------------------------------
                         RETAIL SERVICES

                                   For the Year Ending July 31,
                                   ----------------------------
                                      2001      2002      2003
                                   --------  --------  --------
Retail Services revenue            $ 6,837   $ 7,555   $ 4,543
Costs and expenses                  11,490    16,660     7,383
Net (loss) income before taxes &
minority interest                   (4,653)   (9,105)   (2,840)
Net (loss) income before minority
interest                            (4,812)   (9,215)   (2,919)
Net loss                           $(4,812)  $(9,215)  $(2,919)

---------------------------------------------------------------

---------------------------------------------------------------
                   TOTAL DISCONTINUED OPERATIONS

                                   For the Year Ending July 31,
                                   ----------------------------
                                      2001      2002      2003
                                   --------  --------  --------
Retail Services revenue            $12,282   $11,959   $ 4,543
Costs and expenses                  17,707    20,868     7,383
Net income before taxes &
minority interest                   (5,425)   (8,909)   (2,840)
Net loss before minority interest   (5,648)   (9,020)   (2,919)
Net loss                           $(5,403)  $(8,815)  $(2,919)

---------------------------------------------------------------

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

     27.  QUARTERLY FINANCIAL DATA (NET OF GLOBALSCAPE, INC., ATSIMEX AND
          SINFRA)

                                          ATSI COMMUNICATIONS, INC.
                                               AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (In thousands, except per share amounts)


                                                                    For the Quarters Ended
                                                    ---------------------------------------------------------
                                                     10/31/2002     1/31/2003      4/30/2003      7/31/2003
                                                    ------------  -------------  -------------  -------------
OPERATING REVENUES:
Services
      Carrier services                              $     5,436   $      1,096   $          0   $          0
      Network services                                      185            122             70             40
                                                    ------------  -------------  -------------  -------------

     Total operating revenues                             5,621          1,218             70             40

OPERATING EXPENSES:
      Cost of services (exclusive of depreciation
       and amortization, as shown below)                  5,005          1,120             86             33
      Selling, general and administration                 1,269          2,073            310          1,151
      Impairment expense                                      -              -              -            418
      Bad debt expense                                       13              -             22              -
      Depreciation and Amortization                         407            442            363             17
                                                    ------------  -------------  -------------  -------------

     Total operating expenses                             6,694          3,635            781          1,619
                                                    ------------  -------------  -------------  -------------

OPERATING LOSS                                           (1,073)        (2,417)          (711)        (1,579)

OTHER INCOME (EXPENSE):
  Other income (expense), net                               (13)            (6)             -             (6)
  Interest expense                                         (193)          (191)          (228)          (765)
  Loss from the sale of assets                                -            (28)             -         (1,492)
                                                    ------------  -------------  -------------  -------------

     Total other income (expense)                          (206)          (225)          (228)        (2,263)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                             (1,279)        (2,642)          (939)        (3,842)

INCOME TAX BENEFIT (EXPENSE)                                  -              -              -              -
                                                    ------------  -------------  -------------  -------------

NET LOSS FROM CONTINUING
OPERATIONS                                               (1,279)        (2,642)          (939)        (3,842)

NET LOSS FROM DISCONTINUED
OPERATIONS                                               (1,650)          (750)          (421)           (98)
NET LOSS FROM SALE OF DISCONTINUED
OPERATIONS                                                    -              -              -           (962)
                                                    ------------  -------------  -------------  -------------

NET LOSS                                                 (2,929)        (3,392)        (1,360)        (4,902)

LESS: PREFERRED DIVIDENDS                                   (96)           (91)           (91)          (375)
                                                    ------------  -------------  -------------  -------------

NET LOSS APPLICABLE  TO COMMON
STOCKHOLDERS                                            ($3,025)       ($3,483)       ($1,451)       ($5,277)
                                                    ============  =============  =============  =============

BASIC AND DILUTED LOSS PER SHARE                         ($0.03)        ($0.03)        ($0.01)        ($0.05)
                                                    ============  =============  =============  =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                96,679,000    103,173,000    103,639,000    103,639,000
                                                    ============  =============  =============  =============

           The accompanying notes are an integral part of these consolidated financial statements.

                                         ATSI COMMUNICATIONS, INC.
                                             AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share amounts)

                                                                   For the Quarters Ended
                                                    ------------------------------------------------------
                                                     10/31/2001    1/31/2002     4/30/2002     7/31/2002
                                                    ------------  ------------  ------------  ------------
OPERATING REVENUES:
Services
      Carrier services                              $     9,058   $    11,127   $    10,827   $    10,178
      Network services                                      580           537           442           397
                                                    ------------  ------------  ------------  ------------
      Total operating revenues                            9,638        11,664        11,269        10,575

OPERATING EXPENSES:
      Cost of services (exclusive of depreciation
       and amortization, as shown below)                  8,237        10,240        10,380        10,220
      Selling, general and administration                 1,538         1,711         1,712         1,905
      Impairment expense                                      -             -             -         3,119
      Bad debt expense                                        -            65             8           315
      Depreciation and Amortization                         437           464           508           546
                                                    ------------  ------------  ------------  ------------

      Total operating expenses                           10,212        12,480        12,608        16,105
                                                    ------------  ------------  ------------  ------------

OPERATING LOSS                                             (574)         (816)       (1,339)       (5,530)

OTHER INCOME (EXPENSE):
  Other income (expense), net                               (14)           42            (5)        1,845
  Interest expense                                          (63)         (111)          (34)         (185)
  Loss from the sale of assets                                -             -             -             -
                                                    ------------  ------------  ------------  ------------

     Total other income (expense)                           (77)          (69)          (39)        1,660

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                               (651)         (885)       (1,378)       (3,870)

INCOME TAX BENEFIT (EXPENSE)                                  -             -             -             -
                                                    ------------  ------------  ------------  ------------

NET LOSS FROM CONTINUING
OPERATIONS                                                 (651)         (885)       (1,378)       (3,870)

NET LOSS FROM DISCONTINUED
OPERATIONS                                               (1,478)       (1,479)       (1,012)       (4,847)
NET LOSS FROM SALE OF DISCONTINUED
OPERATIONS                                                    -             -             -         1,082
                                                    ------------  ------------  ------------  ------------

NET LOSS                                                 (2,129)       (2,364)       (2,390)       (7,635)

LESS: PREFERRED DIVIDENDS                                  (145)         (132)          (96)          (99)
                                                    ------------  ------------  ------------  ------------

NET LOSS APPLICABLE  TO COMMON
STOCKHOLDERS                                            ($2,274)      ($2,496)      ($2,486)      ($7,734)
                                                    ============  ============  ============  ============

BASIC AND DILUTED LOSS PER SHARE                         ($0.03)       ($0.03)       ($0.03)       ($0.08)
                                                    ============  ============  ============  ============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                78,086,000    83,128,000    91,486,000    91,917,000
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

                                    PART III
                                    --------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Current as of July 31, 2003:
----------------------------
     NAME                   AGE  POSITION HELD
     ---------------------  ---  -------------

     Arthur L. Smith         38  President, Chief Executive Officer and Director

     Ruben Caraveo           36  Vice President, Sales and Operations

     Antonio Estrada         29  Corporate Controller

     John R. Fleming         48  Interim Executive Chairman of the Board

     Richard C. Benkendorf   63  Director

     Murray R. Nye           50  Director


Directors and Officers that resigned During Fiscal 2003:
--------------------------------------------------------

     Stephen M. Wagner       46  President, Chief Executive Officer and Director (Resigned,
                                 January 2003)

     J. Christopher Cuevas   37  Interim Chief Financial Officer (Resigned, April 2003)

     Raymond G. Romero       48  Interim CEO and Director (Feb 2003 to May 2003) Vice
                                 President, General Counsel and Corporate Secretary
                                 (Resigned, May 2003)

     Carlos K. Kauachi       62  Director (Resigned, February 2003)

     Darrell O. Kirkland     61  Director (Resigned, February 2003)

Current  as  of  July  31,  2003:
---------------------------------

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

     John R. Fleming has served as Interim Executive Chairman of the Board since August 2002 and as a Director of ATSI since January 2001. Mr. Fleming is the principal and founder of Vision Corporation, an early-stage investment company that focuses on communications technologies, service and hardware. Prior to forming Vision Corporation, Mr. Fleming served as President, International of IXC Communications, Inc. from April 1998 to December 1999. Immediately prior to that he served as IXC's President of Emerging Markets from December 1997, as Executive Vice President of IXC from March 1996 through November 1997 and as Senior Vice President of IXC from October 1994 through March 1996. He served as Vice President of Sales and Marketing of IXC from its formation in July 1992 until October 1994. Prior to that, Mr. Fleming served as Director of Business Development and Director of Carrier Sales of CTI from 1986 to March 1990 and as Vice President - Marketing and Sales of CTI from March 1990 to July 1992. Mr. Fleming was a Branch Manager for Satellite Business Systems from 1983 to 1986.

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

Directors and Officers that resigned During Fiscal 2003:
--------------------------------------------------------

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

                                          ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                                     -----------------------------------------------------------------------------------
                                                                                   AWARDS           PAYOUTS
                                                                           ---------------------------------
                                                                                        SECURITIES
NAME AND PRINCIPAL                                                         RESTRICTED   UNDERLYING    LTIP    ALL OTHER
------------------           FISCAL                             OTHER        STOCK       OPTIONS/    Payout   COMPENSAT
POSITION                      YEAR   SALARY ($)   BONUS ($)     ANNUAL       AWARDS      SARS (#)      ($)     ION ($)
--------                     ------  -----------  ----------  COMPENSATI   -----------  -----------  -------  ----------
                                                               ON ($)(1)       ($)
                                                              -----------  -----------
Stephen M. Wagner (2)          2003  $    71,154  $   30,833            -            -            -        -           -
Chief Executive Officer        2002  $   174,327           -            -            -      500,000        -           -
                               2000            -           -            -            -            -        -           -
Arthur L. Smith (3)            2003  $    90,808  $   14,105            -            -      300,000        -           -
CEO of ATSI Delaware,          2002      184,058      25,004            -            -    1,166,666        -           -
and President, ATSI-           2001      190,000           -            -            -            -        -           -
Mexico
Raymond G. Romero (4)          2003  $    56,923           -            -            -            0        -           -
Interim CEO & VP,              2002      137,008           -            -            -      150,000        -           -
General Counsel and            2001      140,000           -            -            -       50,000        -           -
Business Development
Ruben Caraveo (5)              2003  $    71,154           -            -            -      150,000        -           -
Vice President, Operations     2002      110,504           -            -            -            -        -           -
                               2001      28,308-           -            -            -      300,000        -           -

_______________

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

NAME                                 TERM                 MINIMUM ANNUAL SALARY
                                     ----                 ---------------------

Stephen M. Wagner (1)  August 20, 2001 - August 19, 2002  $              185,000

Arthur L. Smith (2)    August 1, 2001 - July 31, 2002     $              140,000

Ruben Caraveo (3)      May 1, 2001 - April 30, 2002       $              115,000


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

                       SHARES
                      ACQUIRED              NUMBER OF SECURITIES
                         ON      VALUE     UNDERLYING UNEXERCISED  VALUE OF UNEXERCISED IN-THE-
                      EXERCISE  REALIZED     OPTIONS AT FYE(#)       MONEY OPTIONS AT FYE ($)
                      --------  --------

NAME                     (#)      ($)   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
---------------------  -------  ------  -----------  -------------  -----------  -------------

Stephen M. Wagner (1)        -       -            -              -            -              -

Arthur L. Smith              -       -    1,099,999        500,000            -              -


Raymond G. Romero (2)        -       -            -              -            -              -

Ruben Caraveo                -       -      200,000        250,000            -              -

Antonio Estrada              -       -       50,000        130,000            -              -

(1)  In January 2003, Mr. Wagner resigned as CEO and Director of the Company. As a  result
     950,000 shares/stock options were forfeited.

(2)  In  May  2003,  Mr.  Romero  resigned  as  Interim  CEO and Director of the company. As a result 350,000 shares/stock options were forfeited.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists the beneficial ownership of shares of the Company's Common Stock and Series A Preferred Stock by (i) all persons and groups known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock or Series A Preferred Stock, (ii) each director and nominee, (iii) each person who held the office of Chief Executive Officer during the last fiscal year or at any time during the year ended July 31, 2003, (iv) the four highest compensated executive officers who were serving as executive officers on July 31, 2003, (v) each person who would have been one of the four highest compensated executive officers but was not serving as an executive officer on July 31, 2003, and (vi) all directors and officers as a group. None of the directors, nominees or officers of the Company owned any equity security issued by the Company's subsidiaries other than director's qualifying shares. Information with respect to officers, directors and their families is as of July 31, 2003 and is based on the books and records of the Company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the Company's principal executive office and solely the person indicated beneficially owns all shares.

---------------------------------------------------------------------------------------------------------------------------------

NAME OF                                      COMMON            % OF        SERIES A        % OF     TOTAL VOTING          % OF
INDIVIDUAL OR GROUP                           STOCK          CLASS (1)  PREFERRED STOCK  CLASS (2)    INTEREST          CLASS (3)
------------------------------------------  ---------------  ---------  ---------------  ---------  ------------------  ---------

5% STOCKHOLDERS

Peter Blindt                                        0               *               500      11.4%        74,500               *
30 E. Huron #5407
Chicago, IL 60611

Edward Corcoran                                     0               *               500      11.4%        74,500               *
6006 W. 159th Street
Bldg. C 1-W
Oak Forest, IL 60452

Gerald Corcoran                                     0               *               500      11.4%        74,500               *
11611 90th Avenue
St. John, IN 46373

Joseph Migilio                                      0               *             1,005      23.0%       149,745   (4)         *
13014 Sandburg Ct.
Palos Park, IL 60464

Rocky Dazzo                                         0               *               620      14.2%        92,300   (4)         *
9931 W. Mission Dr.
Palos Park, IL 60464


Jeffrey Tessiatore                                  0               *               500      11.4%        74,500               *
131 Settlers Dr.
Naperville, IL 60565

Albert Vivo                                         0               *               500      11.4%        74,500               *
9830 Circle Parkway
Palos Park, IL 60464

Gary Wright                                         0               *               750      17.2%       111,750               *
3404 Royal Fox Dr.
St. Charles, IL 60174

INDIVIDUAL OFFICERS,
DIRECTORS AND NOMINEES

Arthur L. Smith                             3,488,448   (7)       3.3%                0         *      3,488,448   (7)       3.3%
President, Chief Executive Officer
Director

Stephen M. Wagner                                   0               *                 0         *              0               *
Former Chief Executive Officer (5)

Raymond G. Romero                                   0               *                 0         *              0               *
Former Interim Chief Executive Officer (6)

Ruben R. Caraveo                              200,000   (8)         *                 0         *        200,000   (8)         *
Vice President, Sales and Operations

John R. Fleming                               153,334   (9)         *                 0         *        153,334   (9)         *
Director

Richard C. Benkendorf                         320,834  (10)         *                 0         *        320,834  (10)         *
Director

Murray R. Nye                                 455,844  (11)         *                 0         *        455,844  (11)         *
Director

Darrell O. Kirkland                                 0  (12)         *                 0         *              0  (12)         *
Former Director

ALL OFFICERS AND
DIRECTORS AS A GROUP                        4,810,960  (13)       4.6%                0         *      4,810,960  (13)       4.6%

---------------------------------------------------------------------------------------------------------------------------------
*  Less than 1%

(1)  Based on 103,638,690 shares of Common Stock outstanding as of July 31, 2003. Any shares represented by options exercisable
     within 60 days after July 31 2003 are treated as being outstanding   for the purpose of computing the percentage of class for
     such person but not for any other purpose.
(2)  Based on 4,370 shares of Series A Preferred Stock outstanding as of July 31, 2003.
(3)  Based on 104,289,820 voting interests outstanding as of July 31, 2003. Any shares represented by options exercisable
     within 60 days after July 31, 2003 are treated as being outstanding for the    purpose of computing the percentage of class
     for such person but not for any other purpose.
(4)  Includes 505 shares owned by a partnership in which Messrs. Dazzo and Migilio are partners.
(5)  Resigned as of January 2003.
(6)  Resigned as of May 2003.
(7)  Includes 200,000 shares subject to options exercisable within 60 days after July 31, 2003.
(8)  Includes 100,000 shares subject to options exercisable within 60 days after July 31, 2003.


(9)  Includes 66,666 shares subject to options exercisable within 60 days after July 31, 2003.
(10) Includes 66,666 shares subject to options exercisable within 60 days after July31, 2003 and   7,500 shares accrued for
     Director fees that have not been issued.
(11) Includes 66,666 shares subject to options exercisable within 60 days after July 31, 2003 and 7,500 shares accrued for
     Director fees that have not been issued.
(12) In February 2003, Mr. Kirkland resigned as a Director of the Company. No stock options were granted to Mr. Kirkland.
(13) Includes 559,999 shares subject to options exercisable within 60 days after July 31, 2003.

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

ITEM 14. CONTROLS AND PROCEDURES


     The Company has adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. The Company's President and Chief Executive Officer and the Company's Controller and Principal Financial have concluded that these disclosures and procedures are effective at the reasonable assurance level. Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Controller and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the year covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter that have had a material affect or are reasonably likely to have a material affect on internal control over financial reporting.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements Index to Financial Statements appears on Page 38.

(b)  Reports on Form 8-K

     - On October 29, 2002 we announced that a member of our Board of Directors had resigned.

     - On November 15, 2002 we announced that our Board of Directors had approved the dismissal of Ernst & Young LLP and the hiring of Tanner + Co.

     - On June 16, 2003 we announced that the Company entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. (Telemarketing) whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. ("ATISCOM).

     -    On June 16, 2003 we announced that Raymond G. Romero, Interim CEO and
          J. Christopher Cuevas, Interim CFO both resigned. Additionally the Company announced the appointment of Arthur L. Smith as CEO and Director and Antonio Estrada as corporate controller.

     - On June 16, 2003, we announced that on February 4, 2003, two of our subsidiaries, ATSI-Texas and TeleSpan, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Additionally, on April 9, 2003, the court ordered joint administration of both cases. And on May 14, 2003 the Court converted the case to Chapter 7. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. ATSI Communications, Inc., the Delaware incorporated holding company was not included in the bankruptcy.

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

4.30 Certificate of Designation, Preferences and Rights of 15% Series F Cumulative Convertible Preferred Stock (Exhibit 4.30 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30,

          2001)

4.31 Securities Purchase Agreement between ATSI and "Buyers" dated March 21, 2001(Exhibit 4.31 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.32 Stock Purchase Warrant between ATSI and "Buyers" dated March 23, 2001 (Exhibit 4.32 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.33 Certificate of Designation, Preferences and Rights of 15% Series G Cumulative Convertible Preferred Stock (Exhibit 4.33 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.34 Securities Purchase Agreement between ATSI and "Buyers" dated March 21, 2001(Exhibit 4.34 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001

4.35 Stock Purchase Warrant between ATSI and "Buyers" dated March 21, 2001 (Exhibit 4.35 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.36 2000 Option Plan (Exhibit 4.36 to annual Report on Form 10-K for the year ended July 31, 2003 filed November 12. 2000.)

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

10.24 Commercial Lease with BDRC, Inc (Exhibit 10.24 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

10.25 Stock Purchase Agreement with Telemarketing (Sale of ATSICOM) (Exhibit 10.1 to Form 8-K filed June 16, 2003)

10.26 Interconnection Agreement TELMEX and ATSICOM (English summary) (Exhibit 10.26 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

10.27 Interconnection Agreement TELMEX and ATSICOM (English Translation) (Exhibit 10.27 to Amended Annual Report on Form 10-K/A for the year ended July 31, 2003 filed March 2, 2004)

10.28 Carrier Service Agreement DialMex and ATSI (Exhibit 10.27 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12,
          2003)

22 Subsidiaries of ATSI (Exhibit 22 to this Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

31.1      Certification of our President and Chief Executive Officer, under
          Section 302 of the Sarbanes-Oxley Act of 2002. (Exhibit 31.1 to this from 10-K filed on November 12, 2003)

31.2 Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. (Exhibit
          31.2 to this from 10-K filed on November 12, 2003)

32.1      Certification of our President and Chief Executive Officer, under
          Section 906 of the Sarbanes-Oxley Act of 2002. (Exhibit 32.1 to this from 10-K filed on November 12, 2003)

32.2 Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. (Exhibit
          32.2 to this from 10-K filed on November 12, 2003)

99.1 FCC Radio Station Authorization - C Band (Exhibit 10.10 to Registration statement on Form S-4 (No. 333-05557) filed June 7, 1996)

99.2 FCC Radio Station Authorization - Ku Band (Exhibit 10.11 to Registration statement on Form 10 (No. 333-05557) filed June 7, 1996)

99.3 Section 214 Certification from FCC (Exhibit 10.12 to Registration statement on Form 10 (No. 333-05557) filed June 7, 1996)

99.4 Comercializadora License (Payphone License) issued to ATSI-Mexico (Exhibit 10.24 to Registration statement on Form 10 (No. 000-23007) filed August 22, 1997)

99.5 Network Resale License issued to ATSI-Mexico(Exhibit 10.25 to Registration statement on Form 10 (No. 000-23007) filed August 22,
          1997)

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

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized, in San Antonio, Texas on March 2, 2004.

                ATSI COMMUNICATIONS, INC.

                    By:     /s/ Arthur L. Smith
                            -------------------
                            Arthur L. Smith
                            President and Chief Executive Officer

                    By:     /s/ Antonio Estrada
                            -------------------
                            Antonio Estrada
                            Corporate Controller and Principal Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 2, 2004.

          SIGNATURE                          TITLE
          ---------                          -----

     /s/ Arthur L. Smith           President and Chief Executive Officer, Director
     -------------------           (Principal Executive Officer)

     /s/ Antonio Estrada           Corporate Controller (Principal
     -------------------           Accounting and Finance Officer)

     /s/ JOHN R. FLEMING           Interim Executive Chairman of Board, Director
     -------------------

     /s/ RICHARD C. BENKENDORF             Director
     -------------------------

     /s/ MURRAY R. NYE                     Director
     -----------------