Form 10-Q
period 2004-01-31
ATSI COMMUNICATIONS INC/DE
filed 2004-03-15
CIK 1014052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 2004
                                       Or

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

     THERE WERE 103,655,190 SHARES OF COMMON STOCK OUTSTANDING AT MARCH 15,
2004.

                                    ATSI COMMUNICATIONS, INC.
                                         AND SUBSIDIARIES

                                  QUARTERLY REPORT ON FORM 10-Q
                              FOR THE QUARTER ENDED JANUARY 31, 2004

                                              INDEX

PART I.   FINANCIAL INFORMATION                                                              Page
                                                                                             ----
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of July 31, 2003 and January 31, 2004 . . . . . . . .  3
          Consolidated Statements of Operations for the Three and Six Months Ended January
          31, 2003 and 2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
          Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended
          January 31, 2003 and 2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
          Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2003
          and 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
          Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .  7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . 18

Item 4.   Controls and procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                                    PART 1. FINANCIAL INFORMATION

                                    ITEM 1. FINANCIAL STATEMENTS

                                      ATSI COMMUNICATIONS, INC.
                                           AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                               (in thousands except share information)

                                                                             January 31,    July 31,
                                                                                2004          2003
                                                                            -------------  ----------
ASSETS                                                                       (unaudited)
------
CURRENT ASSETS:
Cash and cash equivalents                                                   $         87   $     140
Accounts receivable                                                                   37           7
Note Receivable-current portion                                                       62         187
Prepaid & Other current assets                                                        12           6
                                                                            -------------  ----------
     Total current assets                                                            198         340
                                                                            -------------  ----------

OTHER ASSETS, net
Note Receivable                                                                      100         100
Investment in joint venture                                                          649         663
                                                                            -------------  ----------
     Total assets                                                           $        947   $   1,103
                                                                            =============  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
Pre-petition liabilities of bankrupt subsidiaries, net of assets            $     12,355   $  12,350
Accounts payable                                                                     453         356
Accrued liabilities                                                                2,719       2,559
Notes payable                                                                        570         445
Convertible debentures                                                               275         275
Series D Cumulative Preferred Stock, 3,000 shares authorized,
742 shares issued and outstanding.                                                 1,115       1,093
Series E Cumulative Preferred Stock, 10,000 shares authorized
and 1,170 shares issued and outstanding                                            1,242       1,209
Liabilities from discontinued operations, net of assets                            1,152       1,152
                                                                            -------------  ----------
     Total current liabilities                                                    19,881      19,439
                                                                            -------------  ----------

LONG-TERM LIABILITIES:
Other                                                                                 50           9
                                                                            -------------  ----------
     Total long-term liabilities                                                      50           9
                                                                            -------------  ----------

STOCKHOLDERS' DEFICIT:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized,
4,370 shares issued and outstanding.                                                   -           -
Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized,
7,260 shares issued and outstanding.                                                   -           -
Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized,
6,500 shares issued and outstanding.                                                   -           -
Common stock, $0.001, 200,000,000 shares authorized,
103,655,190 and 103,638,690 issued and outstanding, respectively                     104         104
Additional paid in capital                                                        60,969      61,124
Accumulated deficit                                                              (80,559)    (80,075)
Other Comprehensive Income                                                           502         502
                                                                            -------------  ----------
     Total stockholders' deficit                                                 (18,984)    (18,345)
                                                                            -------------  ----------
     Total liabilities and stockholders' deficit                            $        947   $   1,103
                                                                            =============  ==========

     The accompanying notes are an integral part of these consolidated financial statements

                                                ATSI COMMUNICATIONS, INC.
                                                     AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands, except per share amounts)
                                                       (unaudited)

                                                    Three months ended January 31,       Six months ended January 31,
                                                 ------------------------------------  ----------------------------------
                                                       2004               2003              2004              2003
                                                 -----------------  -----------------  ---------------  -----------------
OPERATING REVENUES:
Services
  Carrier services                               $            209   $          1,096   $          242   $          6,532
  Network services                                             42                122               84                307
                                                 -----------------  -----------------  ---------------  -----------------

  Total operating revenues                                    251              1,218              326              6,839

OPERATING EXPENSES:
  Cost of services (exclusive of depreciation
  and amortization, shown below)                              218              1,120              267              6,125
  Selling, general and administrative                         231              2,073              428              3,342
  Bad debt expense                                              -                  -                4                 13
  Depreciation and Amortization                                 -                442                -                849
                                                 -----------------  -----------------  ---------------  -----------------

  Total operating expenses                                    449              3,635              699             10,329
                                                 -----------------  -----------------  ---------------  -----------------


OPERATING LOSS                                               (198)            (2,417)            (373)            (3,490)

OTHER INCOME (EXPENSE):
  Other income (expense), net                                   -                 (6)               1                (19)
  Loss on an unconsolidated affiliate                         (53)                 -              (60)                 -
  Interest expense                                            (25)              (191)             (52)              (384)
  Loss from sale of assets                                      -                (28)               -                (28)
                                                 -----------------  -----------------  ---------------  -----------------

     Total other income (expense)                             (78)              (225)            (111)              (431)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                                 (276)            (2,642)            (484)            (3,921)

NET INCOME FROM DISCONTINUED
OPERATIONS                                                      -               (750)               -             (2,400)
                                                 -----------------  -----------------  ---------------  -----------------

NET LOSS                                                     (276)            (3,392)            (484)            (6,321)

LESS: PREFERRED DIVIDENDS                                     (93)               (91)            (186)              (187)
                                                 -----------------  -----------------  ---------------  -----------------

NET LOSS TO COMMON STOCKHOLDERS                             ($369)           ($3,483)           ($670)           ($6,508)
                                                 =================  =================  ===============  =================

BASIC AND DILUTED LOSS PER SHARE                           ($0.00)            ($0.00)          ($0.00)            ($0.00)
                                                 =================  =================  ===============  =================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 103,655,000        103,173,000      103,655,000         99,926,000
                                                 =================  =================  ===============  =================

    The accompanying notes are an integral part of these consolidated financial statements.

                                                    ATSI COMMUNICATIONS, INC.
                                                         AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                          (In thousands)
                                                           (unaudited)

                                               For the three months ended January 31,      For the six months ended January 31,
                                             ------------------------------------------  ----------------------------------------
                                                     2004                  2003                 2004                 2003
                                             ---------------------  -------------------  -------------------  -------------------
Net loss to common stockholders
   Other comprehensive income (loss),                       ($369)             ($3,483)               ($670)             ($6,508)
   net of tax:

    Foreign currency translation adjustment                     -                  579                    -                  803
                                             ---------------------  -------------------  -------------------  -------------------

Comprehensive loss to common stockholders                   ($369)             ($2,904)               ($670)             ($5,705)
                                             =====================  ===================  ===================  ===================


    The accompanying notes are an integral part of these consolidated financial statements.

                                       ATSI COMMUNICATIONS, INC.
                                           AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (In thousands)
                                              (unaudited)

                                                                      Six months ended January  31,
                                                                   -----------------------------------
                                                                         2004              2003
                                                                   ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   ($484)           ($6,321)
  Adjustments to reconcile net loss
   operating activities-
     Impairment loss                                                             -                 88
     Depreciation and amortization                                               -              1,321
     Gain on disposition of property & equipment                                 -                 33
      Loss on an unconsolidated affiliate                                       60                  -
      Issuance of Common Stock for services                                      2                  -
      Issuance of Warrants for services                                         30                  -
     Foreign currency loss                                                       -                658
     Provision for losses on accounts receivable                                 4                 13
     Changes in operating assets and liabilities:
        (Increase)  Decrease in accounts receivable                            (29)               734
        (Increase) Decrease in prepaid expenses and other                       (6)               463
        Increase in accounts payable                                           139              2,794
        Increase in accrued liabilities                                         28              1,222
        (Decrease) in deferred revenue                                           -               (108)
                                                                   ----------------  -----------------
Net cash used / provided by operating activities                              (256)               897
                                                                   ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                             -               (289)
   Cash proceeds from sale of ATSICOM                                          125                  -
   Investment in joint Venture  in ATSICOM                                     (47)                 -
                                                                   ----------------  -----------------
Net cash provided by / used in investing activities                             78               (289)
                                                                   ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                              125                 25
   Capital Lease payments                                                        -                (87)
   Payment of expenses related to the issuance of preferred stock                -                (12)
   Payment of expenses related to the issuance of common stock                   -                (95)
                                                                   ----------------  -----------------
Net cash provided by / used in financing activities                            125               (169)
                                                                   ----------------  -----------------
NET (DECREASE) INCREASE IN CASH                                                (53)               439
CASH AND CASH EQUIVALENTS, beginning of period                                 140                 27
CASH AND CASH EQUIVALENTS, Allocated to discontinued operations                  -               (127)
                                                                   ----------------  -----------------
CASH AND CASH EQUIVALENTS, end of period                           $            87   $            339
                                                                   ================  =================

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

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

     1.   BASIS  OF  PRESENTATION

     The accompanying unaudited interim financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ATSI Communications Inc. Annual Report filed with the SEC on Form 10-K. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2003, as reported in the Form 10-K, have been omitted.

     2.   PRE-PETITION  LIABILITIES (NET OF ASSETS) OF THE BANKRUPT SUBSIDIARIES

     Our subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan) filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries were our primary operating companies and they have ceased operations. These bankruptcies did not include ATSI Communications, Inc., the reporting entity. On July 2, 2003, the U.S. Bankruptcy Court handling the Chapter 7 cases for ATSI Texas and TeleSpan approved the sale of two of their subsidiaries, ATSI de Mexico S.A de C.V. (ATSI Mexico) and Servicios de Infraestructura S.A de C.V. (SINFRA), to Latingroup Ventures, L.L.C. (LGV), a non-related party. Under the purchase agreement LGV acquired all the communication centers and assumed all related liabilities. Additionally, under the agreement, LGV acquired the Comercializadora License owned by ATSI Mexico and the Teleport and Satellite Network License and the 20-year Packet Switching Network license owned by
SINFRA. The Chapter 7 Bankruptcy Trustee received $17,500, which are all the proceeds from the sale of these entities. The Chapter 7 Bankruptcy Trustee will manage the designation of these funds for the benefit of the creditors of ATSI Texas and TeleSpan. Upon liquidation of all the assets owned by ATSI Texas and TeleSpan, the Chapter 7 Trustee will negotiate all claims with creditors.

The following represents the pre-petition liabilities (net of assets) in the Chapter 7 case:

                             ATSI Texas and TeleSpan
                     Pre petition Liabilities, net of assets
                                 (in thousands)

                                January 31, 2004   July 31, 2003
                                -----------------  --------------
CURRENT LIABILITIES:
 Accounts payable               $           7,497  $        7,492
 Accrued liabilities                        2,015           2,015
 Notes payable                                636             636
 Capital leases                             2,207           2,207
                                -----------------  --------------
     Total current liabilities  $          12,355  $       12,350
                                -----------------  --------------

     3.   NOTES  PAYABLE

     We have borrowed a total of $150,000 from Recap Marketing & Consulting, LLP and entered into a series of unsecured convertible promissory notes bearing interest at the rate of 12% per annum, with the following maturity dates:


         ORIGINATION DATE    AMOUNT    MATURITY DATE
         -----------------  --------  ---------------
         October 14, 2003   $ 50,000  April 20, 2004
         November 25, 2003    25,000  May 25, 2004
         December 15, 2003    25,000  June 15, 2004
         January 15, 2004     25,000  July 15, 2004
         February 19, 2004    25,000  August 19, 2004
                            --------
                     TOTAL: $150,000
                            ========

     4.  WARRANTS

     On October 13, 2003, we entered into a consulting agreement with Recap Marketing & Consulting, LLP that provides for the issuance of compensation warrants to purchase a total of 3,000,000 shares of our common stock at the following prices per share:

                  Common     Exercise
                  Shares       Price
                  ---------  ---------
                  2,000,000  $    0.01
                    500,000  $    0.25
                    250,000  $    0.50
                    250,000  $    0.75

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

     The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and six months ended January 31, 2003 and 2004. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included in the amended annual report on Form 10-KA filed with the SEC on March 3, 2004.

GENERAL

     ATSI was founded in 1993. We are an international carrier, serving the rapidly expanding communications markets in and between Latin America and the United States. Our mission is to connect the Americas with exceptional communication services. Our strategy is to become a leading provider of communication services to carriers and businesses in the U.S./Latin American corridor through a high quality, 'next generation' Voice Over Internet Protocol
(VoIP) network established through our partnership with DialMex, LLC, a U.S. based international telecommunications company. We operate two principal business segments.

     Carrier Services: We provide termination services to United States and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico. Typically these telecommunications companies offer their services to the public for domestic and international long distance services.

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

     We have incurred operating losses and deficiencies in operating cash flows in each year since our inception in 1994 and expect our losses to continue through July 31, 2004. Our operating losses were $5,780,000, $8,259,000 and $4,850,000 for the years ending July 31, 2003, 2002 and 2001, respectively. We had an operating loss of $198,000, for the quarter ended January 31, 2004 and operating loss of $373,000 for the six-month period ended January 31, 2004. Also we have a working capital deficit of $19,682,000, at January 31, 2004. Due to such losses, the negative cash flows generated from our operations, and our substantial working capital deficit, our auditor's opinion on our financial statements as of July 31, 2003 calls attention to substantial doubts about our ability to continue as a going concern. This means that there is substantial doubt that we will be able to continue in business through the end of our next fiscal year, July 31, 2004.

     We have experienced difficulty in paying our vendors and lenders on time in the past. On December 31, 2002 our carrier network capacity was idled and all of the US employees were terminated. This means that we were not able to generate revenues from carrier services during the second half of the fiscal year ending July 31, 2003. During the six month period ended January 31, 2004 were able to restart our carrier network and generated approximately $242,000 in revenue. However, there can be no assurance that such revenue will continue to be generated at these levels from these customers.

     Additionally, during the quarter ended January 31, 2004 we entered into three short-term promissory notes for a total of $75,000. These funds have allowed the Company to pay those operating and corporate expenses that were not covered by our current cash inflows from operations, specially those expenses associated with our year-end audit and preparation of preliminary proxy materials. We will continue to require additional funding until the cash inflows from operations are sufficient to cover the monthly operating expenses. However, there can be no assurance that we will be successful in securing additionally funding over the next twelve months.

                                               Three months ended January 31,     Six months Ended January 31,
                                              --------------------------------  -------------------------------
                                                    2004             2003            2004            2003
                                              --------------  ----------------  --------------  ---------------
                                                                         (Unaudited)
                                                                         -----------
                                                 $       %        $        %       $       %        $       %
                                              -------  -----  ---------  -----  -------  -----  ---------  ----
Operating revenues
------------------
Services
    Carrier services                          $  209     83%  $  1,096     90%  $  242     74%  $  6,532    96%
    Network services                              42     17%       122     10%      84     26%       307     4%
                                              -------  -----  ---------  -----  -------  -----  ---------  ----

Total operating revenues                         251    100%     1,218    100%     326    100%     6,839   100%

Cost of services (Exclusive of depreciation
and amortization, shown below)                   218     87%     1,120     92%     267     82%     6,125    90%
                                              -------  -----  ---------  -----  -------  -----  ---------  ----

Gross Margin                                      33     13%        98      8%      59     18%       714    10%

Selling, general and administrative
expense                                          231     92%     2,073    170%     428    131%     3,342    49%

Bad debt expense                                   -      0%         -      0%       4      1%        13     0%

Depreciation and amortization                      -      0%       442     36%       -      0%       849    12%
                                              -------  -----  ---------  -----  -------  -----  ---------  ----

Operating loss                                  (198)   -79%    (2,417)  -199%    (373)  -114%    (3,490)  -51%

Other income (expense), net                      (78)   -31%      (225)   -18%    (111)   -34%      (431)   -6%
                                              -------  -----  ---------  -----  -------  -----  ---------  ----

Net loss from continuing operations             (276)  -110%    (2,642)  -217%    (484)  -148%    (3,921)  -57%

Income from discontinued
operations                                         -      0%      (750)   -62%       -      0%    (2,400)  -35%

Net loss                                        (276)  -110%    (3,392)  -279%    (484)  -148%    (6,321)  -92%
                                              -------  -----  ---------  -----  -------  -----  ---------  ----

Less: preferred stock dividends                  (93)   -37%       (91)    -7%    (186)   -57%      (187)   -3%
                                              -------  -----  ---------  -----  -------  -----  ---------  ----

Net loss to applicable to
common shareholders                            ($369)  -147%   ($3,483)  -286%   ($670)  -206%   ($6,508)  -95%
                                              =======         =========         =======         =========

RESULTS OF OPERATIONS

     The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the three and six-month period ended January 31, 2003 and 2004.

THREE MONTHS ENDED JANUARY 31, 2004 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2003

     Operating Revenues. Consolidated operating revenues decreased 79% between periods from $1.2 million for the quarter ended January 31, 2003 to $251,000 for the quarter ended January 31, 2004.
     Carrier services revenues decreased approximately $887,000, or 81% from the quarter ended January 2003 to the quarter ended January 2004. Our carrier traffic declined from approximately 16.3 million minutes in the quarter ended January 31, 2003 to approximately 4.9 million minutes during the quarter ended
January 31, 2004. The decrease in revenue and carrier traffic can mainly be attributed to the idling of our network during December 2002. We were able to restart our network during fiscal 2004 and during the quarter ended January 2004; we generated approximately $209,000 in carrier services revenue.

     Network services revenues decreased approximately 65% or $80,000 from the quarter ended January 31, 2003 to the quarter ended January 31, 2004. During the quarter ended January 31, 2004 we provided network services to one customer and generated approximately $3,705 in revenues from this customer during the quarter. We also provided network management services to Latingroup Ventures L.L.C. (LGV), a non-related party. Under the agreement with LGV we provide customer service, technical support and manage the collections process of their private network customers. This management agreement initiated on July 1, 2003 and we will generate approximately $12,700 per month in management fees through June 30, 2004. During the quarter ended January 31, 2004 we generated approximately $42,000 in network services revenue.

     Cost of Services. (Exclusive of depreciation and amortization) The consolidated cost of services deceased by approximately $902,000, or 81% from the quarter ended January 31, 2003 to the quarter ended January 31, 2004. The decrease in cost of services is a direct result of the decrease in carrier revenue and network services revenue. As mentioned above, we idled our network in December 2002 and our carrier traffic declined from approximately 16.3 million minutes during the quarter ended January 31, 2003 to approximately 4.9 million minutes during the quarter ended January 31, 2004, thus reducing our cost of services between quarters.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $1.8 million, or 89% from the quarter ended January 31, 2003 to the quarter ended January 31, 2004. The decrease was offset slightly by approximately $80,000 of professional fees recognized during the quarter ended January 31, 2004 associated with the quarter review, proxy preparation and annual shareholder meeting. The decrease can mainly be attributed to the termination of all of the employees associated with the carrier services business unit and network services in January 2003. The termination of these employees resulted in a decrease in salaries and wages of approximately $195,000 per month or $585,000 per quarter. Additionally, as a result of the termination of these employees, during the quarter ended January 31, 2004, the company did not incur health and business insurance expense of approximately $96,000 per month or $288,000 per quarter. Additionally, as a result of the termination of all of the employees we reduced our rent expense by approximately $40,000 per month or $120,000 per quarter.

     Depreciation and Amortization. Depreciation and amortization decreased by 100% or $442,000 from the quarter ended January 31, 2003 to the quarter ended January 31, 2004. The decrease is attributed to the disposal of all capital equipment during Fiscal 2003.

     Operating Loss. The Company's operating loss decreased by approximately $2.2 million or 92% from the quarter ended January 31, 2003 to the quarter ended January 31, 2004. The decrease in operating loss is attributed to the decrease between periods of SG&A of $1.8 million and the decrease in depreciation and amortization of approximately $442,000. The decrease in SG&A and depreciation and amortization were offset slightly by the reduction in gross margin of approximately $65,000.

     Other Income (expense). Other expense decreased approximately $147,000 or 65% from the quarter ended January 31, 2003 to the quarter ended January 31, 2004. The decrease in other income and expense is attributed to the decrease in interest expense of approximately $189,000 recognized during the quarter ended January 31, 2003 associated with various capital leases. During the quarter ended January 31, 2004 the Company did not have any capital leases, thus we did not incur any interest expense associated with capital leases.

     Loss from discontinued operations. Loss from discontinued operations decreased by $750,000 between periods, from $750,000 for the quarter ended January 31, 2003 to $0 during the quarter ended January 31, 2004. During the quarter ended January 31, 2003, we recognized loss from discontinued operations of approximately $750,000 associated with Mexico Telco operations. The Mexico Telco loss from discontinued operations during the quarter ended January 31, 2003 can mainly be attributed to the recognition of approximately $927,000 in selling, general and administrative expenses and the recognition of $322,000 of foreign currency loss on exchange rate related to the Mexico Telco operations. Additionally, the Mexico Telco operations also recognized $84,000 of depreciation and amortization and approximately $76,000 of interest expense and income tax expense during the quarter ended January 31, 2003. These expenses were offset slightly by the recognition of approximately $670,000 of gross profit margin from the Mexico Telco Operations.

     Preferred Stock Dividends. During the quarter ended January 31, 2003, we recorded approximately $91,000 of non-cash dividends expense related to our cumulative convertible preferred stock. This expense was comparable to the non-cash dividends expense recognized during the quarter ended January 31, 2004 of approximately $93,000.

     Net loss to Common Stockholders. The net loss for the quarter ended January 31, 2004 decreased to $369,000 from $3,483,000 for the quarter ended
January 31, 2003. The decrease in net loss to common stockholders was due primarily to the idling of our network and not incurring any fixed costs associated with the leasing of satellite sites, connectivity fees and operating a network site during the quarter ended January 31, 2004. During the quarter ended January 31, 2003, we incurred approximately $175,000 of fixed costs. Additionally, as mentioned above SG&A expenses and loss from discontinued operations decreased from the quarter ended January 31, 2003 to the quarter ended January 31, 2004 by approximately $1.8 million and $750,000, respectively. Also, there was a decrease in depreciation and amortization of approximately $422,000 from the quarter ended January 31, 2003 to the quarter ended January 31, 2004.

SIX MONTHS ENDED JANUARY 31, 2004 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2003

     Operating Revenues. Consolidated operating revenues decreased 95% between periods from $6.8 million for the six months ended January 31, 2003 to $326,000 for the six months ended January 31, 2004.

     Carrier services revenues decreased approximately $6.3 million, or 96% from the six months ended January 2003 to the six months ended January 2004. Our carrier traffic declined from approximately 85.2 million minutes during the six months ended January 31, 2003 to approximately 5.7 million minutes during the six months ended January 31, 2004. The decrease in revenue and carrier traffic can mainly be attributed to the idling of our network during December 2002. We were able to restart our network during fiscal 2004 and during the six-month period ending January 2004, we generated approximately $242,000 in carrier services revenue.

     Network services revenues decreased approximately 73% or $223,000 from the six-month period ended January 31, 2003 to the six-month period ended January 31, 2004. During the six-month period ended

January 31, 2004 we provided network services to one customer and generated approximately $7,400 in revenues from this customer. We also provided network management services to Latingroup Ventures L.L.C. (LGV), a non-related party. Under the agreement with LGV we provide customer service, technical support and manage the collections process of their private network customers. This management agreement initiated on July 1, 2003 and we will generate approximately $12,700 per month in management fees through June 30, 2004. During the six-month ended January 31, 2004 we generated approximately $84,000 in network services revenue.

     Cost of Services. (Exclusive of depreciation and amortization) The consolidated cost of services decreased by approximately $5.9 million, or 96% from the six months ended January 31, 2003 to the six months ended January 31, 2004. The decrease in cost of services is a direct result of the decrease in carrier revenue and network services revenue. As mentioned above, we idled our network in December 2002 and our carrier traffic declined from approximately
85.2 million minutes during the six months ended January 31, 2003 to approximately 5.7 million minutes during the six months ended January 31, 2004, thus reducing our cost of services between periods.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased approximately $2.9 million, or 87% from the six months ended January 31, 2003 to the six months ended January 31, 2004. The decrease was offset slightly by approximately $80,000 of professional fees recognized during the six months ended January 31, 2004 associated with the quarter review, proxy preparation and annual shareholder meeting. The decrease can mainly be attributed to the termination of all of the employees associated with the carrier services business unit and network services in January 2003. The termination of these employees resulted in a decrease in salaries and wages of approximately $195,000 per month or $1.2 million during the six-month period. As a result of the termination of these employees, during the six months ended January 31, 2004, the company did not incur health and business insurance expense of approximately $96,000 per month or $576,000 during the six-month period. Additionally, as a result of the termination of all of the employees, we reduced our rent expense by approximately $40,000 per month or $240,000 during the six-month period.

     Depreciation and Amortization. Depreciation and amortization decreased by 100% or $849,000 from the six months ended January 31, 2003 to the six months ended January 31, 2004. The decrease is attributed to the disposal of all capital equipment during Fiscal 2003.

     Operating Loss. The Company's operating loss decreased by approximately $3.1 million or 89% from the six months ended January 31, 2003 to the six months ended January 31, 2004. The decrease in operating loss is attributed to the decrease between periods of SG&A of $2.9 million and the decrease in depreciation and amortization of approximately $849,000. The decrease in SG&A and depreciation and amortization were offset slightly by the reduction in gross margin of approximately $655,000.

     Other Income (expense). Other expense decreased approximately $320,000 from the six months ended January 31, 2003 to the six months ended January 31, 2004. The decrease in other income and expense is attributed to the decrease in interest expense of approximately $358,000 recognized during the six months ended January 31, 2003 associated with various capital leases. During the quarter ended January 31, 2004 the Company did not have any capital leases, thus we did not incur any interest expense associated with capital leases.

     Loss from discontinued operations. Loss from discontinued operations decreased by $2.4 million between periods, from $2.4 million for the six-month period ended January 31, 2003 to $0 during the six-month period ended January 31, 2004. During the six-month period ended January 31, 2003, we recognized loss from discontinued operations of approximately $2.4 million associated with Mexico Telco operations. The Mexico Telco loss from discontinued operations during the quarter ended January 31, 2003 can mainly be attributed to the recognition of approximately $2.4 million in selling, general and administrative expenses and the recognition of $657,000 of foreign currency loss on exchange rate related to the Mexico Telco operations. Additionally, the Mexico Telco operations also recognized $473,000 of depreciation and amortization and approximately $152,000 of interest expense and income tax expense during the six-month period ended January 31, 2003. These expenses were offset slightly by the recognition of approximately $1.3 million of gross profit margin from the Mexico Telco Operations.

     Preferred Stock Dividends. During the six months ended January 31, 2003, we recorded approximately $187,000 of non-cash dividends expense related to our cumulative convertible preferred stock, this expense was comparable to the non-cash dividends expense recognized during the six months ended January 31, 2004 of approximately $186,000.

     Net loss to Common Stockholders. The net loss for the six months ended January 31, 2004 decreased to $670,000 from $6.5 million for the six months ended January 31, 2003. The decrease in net loss to common stockholders was due primarily to the idling of our network and not incurring any fixed costs associated with the leasing of satellite sites, connectivity fees and operating a network site during the six months ended January 31, 2004. During the six months ended January 31, 2003, we incurred approximately $625,000 of fixed costs. Additionally, as mentioned above, SG&A expenses and loss from discontinued operations decreased from the six months ended January 31, 2003 to the six months ended January 31, 2004 by approximately $2.9 million and $2.4 million, respectively. Also, there was a decrease in depreciation and amortization of approximately $849,000 from the six months ended January 31, 2003 to the six months ended January 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in / provided by operating activities: During the six months ended January 31, 2004, operations consumed approximately $256,000 in cash. This cash consumed by operations is primarily due to operating losses of approximately $484,000. The net loss was somewhat offset by the increase in accounts payable, accrued liabilities and the exercise of warrants issued for services of approximately $139,000, $28,000 and $30,000, respectively. The increase in accrued liabilities and accounts payable is primarily due to the company recognizing approximately $41,000 in customer deposits from LGV for future services and the accrual of professional fees, board fees and interest expense of approximately $54,000. Additionally, we recognized approximately
$30,000 in the issuance of warrants for services related to the consulting agreement entered into with Recap Marketing & Consulting, LLP. Currently we are not generating sufficient revenues from operations to cover our monthly operating salaries and general and administrative expense. We depend on the monthly payments of approximately $20,750 from the sale of 51% of ATSI Comunicaciones S.A de C.V. to Telemarketing S.A de C.V. to pay for our monthly SG&A expenses. Currently we incur approximately $71,000 in SG&A expenses per month, including corporate expenses associated with the quarter reviews, proxy preparation and annual shareholder meeting. We expect this financial instability and lack of liquidity to continue during the fiscal year 2004. As a result over the next twelve months we estimate requiring additional funding of approximately $745,000 to compensate for the deficiencies in cash inflows.

     Cash provided by / used in investing activities: During the six months ended January 31, 2004, the Company received approximately $125,000 in payments from the sale of 51% of ATSI Comunicaciones S.A de C.V. to Telemarketing S.A de C.V. Additionally, during the six months ended we invested approximately $47,000 in ATSI Comunicaciones S.A de C.V. ATSI Comunicaciones S.A de C.V. utilized these proceeds to pay off payroll taxes and professional fees previously agreed upon the sale of ATSICOM to Telemarketing.

     Cash flows provided by / used in financing activities: During the six months ended January 31, 2004 we received approximately $125,000 for the issuance of debt and warrant options.

     Overall, the Company's net operating, investing and financing activities during the six months ended January 31, 2004 provided a decrease of approximately $53,000 in cash balances. We intend to cover our monthly operating expenses with our remaining available cash. However, as discussed previously we are also dependent on the monthly cash payments from the sale of ATSICOM to cover monthly operating expenses.

     The Company's working capital deficit at January 31, 2004 was approximately $19,682,000. This represents an increase of approximately $583,000 from our working capital deficit at July 31, 2003. The increase is primarily attributed to our deficiency of cash and the accrual of various professional services and interest expense. The Company's working capital deficit at January 31, 2004 included approximately $12,355,000 related to the pre-petition liabilities (net of assets), associated with the Chapter 7 Bankruptcy cases, ATSI Texas and TeleSpan. The adjusted Company's working capital deficit after exclusion of the pre-petition liabilities is approximately $7,327,000.

     The Company's current liabilities include approximately $12,355,000 associated with the pre-petition liabilities related to the two subsidiaries under the Chapter 7 Bankruptcy, ATSI Texas and TeleSpan. The pre-petition liability balance is composed of the following major liabilities:

     - approximately $3 million in debt owed to IBM Corporation related to a capital lease;
     - approximately $1.3 million debt to Northern Telecom, a subsidiary of Nortel Networks, associated with some telecommunications equipment acquired during fiscal year 2001;
     - approximately $5.1 million in debt to various international and domestic telecommunications carriers for services provided during fiscal year 2002 and 2003;
     - approximately $250,000 in property taxes to various taxing entities, approximately $550,000 to Universal Service Fund for telecommunication taxes;
     -    approximately  $250,000  in  a  note  payable;  and
     - approximately $2.4 million associated with rent expense, salaries and wages and professional services to various entities.

     The Company's current obligations also include approximately $1,367,000 owed to the former owners of Grupo Intelcom, S.A. de C.V., the entity purchased by the Company in July 2000 and through which the Company obtained its Mexican long distance concession. Of this amount, $357,000 is included in notes payable and the additional $1,030,000 is included in accrued liabilities.

     The Company's current liabilities also include approximately $1.1 million associated with the Series D Cumulative preferred stock. During the year ended July 31, 2003, we received a redemption letter from the Series D holder requesting the redemption of all the outstanding Series D preferred stock. As a result the full redemption amount of approximately $942,000 and dividends of approximately $300,000 were reclassed to current liabilities.
     The Company's current liability includes approximately $1.1 million associated with the Series E Cumulative preferred stock. During the fiscal year ended July 31, 2003, the Company was de-listed from AMEX and according to the terms of the Series E Cumulative preferred stock Certificate of Designation, if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX the Series E preferred stockholder could request a mandatory redemption of the total outstanding preferred stock. As of the date of this filing we have not received such redemption notice.

     On October 31, 2002 we filed a lawsuit in the Southern District Court of New York against two financial institutions, Rose Glen Capital and Shaar Fund, the holders of Series D and E Redeemable Preferred Stock, for what we believe to be "Stock fraud and manipulation". These liabilities combined for a total of approximately $2.4 million. Accounting rules dictate that these liabilities remain in our books under Current Liabilities until the lawsuit is resolved in the judicial system or otherwise. At this time we cannot predict the outcome or the time frame for this to occur.

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

     In May 2003, the company entered into a Share Purchase Agreement with Telemarketing de Mexico, S.A. de C.V. (Telemarketing) whereby we agreed to sell Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. (ATISCOM). The agreement provides that there will be an initial payment of $194,000 plus payment of approximately $200,000 of ATSICOM'S liabilities and the remaining purchase price of $747,000 will be paid as follows:

     - Beginning in May 2003 Telemarketing paid ATSI $20,750 per month for 12 months; and
     - Beginning in May 2004, Telemarketing will pay ATSI $20,750 per month for the next 24 months, contingent on ATSI generating 20,750,000 minutes of monthly traffic through ATSICOM's network. In the event the Company does not reach the above-mentioned volume of monthly minutes, the monthly payment will be adjusted based on the same percentage of the shortfall in minutes, until Telemarketing pays the total purchase price. On the other hand, if ATSI exceeds the volume of monthly traffic, Telemarketing can make additional payments, without penalty.

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

MEXICAN FACILITIES-BASED LICENSE RISKS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Commodity  Price Risk: Our carrier services and network services businesses
     ---------------------
rely on the availability and pricing of carrier and network capacity and are subject to fluctuations in the cost of such capacity based on the availability and demand. Customers select carrier services and network services based on perceived price and reliability. As a result of these factors, these businesses operate in an extremely price sensitive and volatile environment. While we have been able to withstand these pricing volatilities, certain of our competitors are much larger and better positioned, own some or all of their network capacity and may not be as susceptible to fluctuations in price and availability. Our ability to continue to operate in this environment may be dependent on our ability to further reduce our costs of transporting these minutes and our ability to obtain long-term contracts with the owners of transmission facilities.

     Equity Price Risks:  Until such time as we are able to consistently produce
     ------------------
positive cash flows from operations, we will be dependent on our ability to access debt and equity sources of capital. While recent history has shown us capable of raising equity sources of capital; future equity financings and the terms of those financings will be largely dependent on our stock price, our operations and the future dilution to our shareholders.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company has adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. The Company's President and Chief Executive Officer and the Company's Controller and Principal Financial Officer have concluded that these disclosures and procedures are effective at the reasonable assurance level. Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Controller and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the quarter covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the quarter covered by this report that have had a material affect or are reasonably likely to have a material affect on internal control over financial reporting.

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On January 7, 2004, we filed a petition in the 150th Judicial District of Bexar County, Texas against Inter-tel.net, Inc. and Vianet Communications, Inc. D/B/A Inter-tel.net seeking declaratory relief that ATSI Communications, Inc. is not bound by the Carrier Services Agreement between Vianet Communications, Inc. and ATSI Texas. On February 27, 2004 the Bankruptcy Court allowed Vianet Communications, Inc. to amend its claim against ATSI Texas that was pending in the Bankruptcy of ATSI Texas and assert its claims for breach of contract against the Company. The Bankruptcy Court then ordered the lawsuit to be remanded back to state court for hearing. The Company is vigorously defending any claim for liability in this matter and pursuing its claim for declaratory relief and believes that any liability in this matter will not have a material adverse effect on its financial condition or results of operations.

     On  December  30,  2003,  the  Company filed a cause of action in the 407th
Judicial District of Bexar County, Texas against James C. Cuevas, Raymond G. Romero, Texas Workforce Commission, ATSI Communications, Inc. (Texas) and Martin
W. Seidler seeking judicial review on the decision issued by the Texas Workforce Commission awarding a claim for unpaid wages against the Company. The Company is vigorously pursuing its claim and believes that any liability in this matter will not have a material adverse effect on its financial condition or results of operations.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K/A

     (a) Exhibits: The following documents are filed as exhibits to this report.

EXHIBIT
NUMBER
------

31.1 Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.*

     (b) The following Current Reports on Form 8-K were filed during the second quarter of fiscal 2004.

     On  December 12, 2003 we filed a Current Report on Form 8-K reporting under
     Item  4  the  dismissal  of Tanner + Co. and the hiring of Malone & Bailey,
     PLLC.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               ATSI COMMUNICATIONS, INC.
                                                     (Registrant)


Date:  March 15, 2004                          By:    /s/ Arthur L. Smith
       --------------                                 -------------------
                                               Name:  Arthur L. Smith
                                               Title: President and
                                                      Chief Executive Officer

Date:  March 15, 2004                          By:    /s/ Antonio Estrada
       --------------                                 -------------------
                                               Name:  Antonio Estrada
                                               Title: Corporate Controller
                                                      (Principal Accounting and
                                                      Financial Officer)