Form 10-Q
period 2004-04-30
ATSI COMMUNICATIONS INC/DE
filed 2004-06-14
CIK 1014052

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 2004
                                       Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ________________

                         Commission File Number 1-15687

                            ATSI COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                NEVADA                                           74-2849995
       (STATE OR OTHER JURISDICTION                             IRS EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

     8600 WURZBACH ROAD, SUITE 700W
           SAN ANTONIO, TEXAS                                       78240
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

--------------------------------------------------------------------------------
     THERE WERE 143,751,700 SHARES OF COMMON STOCK OUTSTANDING AT JUNE 14, 2004.
--------------------------------------------------------------------------------

================================================================================

                                        ATSI COMMUNICATIONS, INC.
                                             AND SUBSIDIARIES

                                      QUARTERLY REPORT ON FORM 10-Q
                                   FOR THE QUARTER ENDED APRIL 30, 2004

                                                  INDEX


PART I.   FINANCIAL INFORMATION                                                                      Page
                                                                                                     ----

Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets as of July 31, 2003 and April 30, 2004 . . . . . . . . . . .    3
          Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2003
          and 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
          Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended
          April 30, 2003 and 2004  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
          Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2003
          and 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6
          Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .    7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations  .    9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . .   19

Item 4.   Control and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

                                          PART 1. FINANCIAL INFORMATION

                                          ITEM 1. FINANCIAL STATEMENTS

                                                                                                     April 30,    July 31,
                                                                                                       2004         2003
                                                                                                   ------------  ----------
ASSETS                                                                                              (unaudited)
------
CURRENT ASSETS:
Cash and cash equivalents                                                                          $       102   $     140
Accounts receivable                                                                                         18           7
Note receivable-current portion                                                                              -         187
Prepaid & other current assets                                                                              21           6
                                                                                                   ------------  ----------
     Total Current Assets                                                                                  141         340
                                                                                                   ------------  ----------

OTHER ASSETS, net
Note receivable                                                                                            100         100
Investment in joint venture                                                                                624         663
                                                                                                   ------------  ----------
     Total Assets                                                                                  $       865   $   1,103
                                                                                                   ============  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
Pre-petition liabilities of bankrupt subsidiaries, net of assets                                   $    12,354   $  12,350
Accounts payable                                                                                           427         356
Accrued liabilities                                                                                      2,472       2,559
Notes payable                                                                                              654         445
Convertible debentures                                                                                     275         275
Series D cumulative preferred stock, 3,000 shares authorized, 742 shares issued and
outstanding.                                                                                             1,126       1,093
Series E cumulative preferred stock, 10,000 shares authorized and 1,170 shares issued and
outstanding                                                                                              1,257       1,209
Liabilities from discontinued operations, net of assets                                                  1,152       1,152
                                                                                                   ------------  ----------
     Total Current Liabilities                                                                          19,717      19,439
                                                                                                   ------------  ----------

LONG-TERM LIABILITIES:
Other                                                                                                       52           9
                                                                                                   ------------  ----------
     Total Long-term Liabilities                                                                            52           9
                                                                                                   ------------  ----------

STOCKHOLDERS' DEFICIT:
---------------------
Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
Series A cumulative convertible preferred stock, 50,000 shares authorized, 3,750 and 4,370 shares
issued and outstanding, respectively                                                                         -           -
Series F cumulative convertible preferred stock, 10,000 shares authorized, 0 and 7,260 shares
issued and outstanding, respectively                                                                         -           -
Series G cumulative convertible preferred stock, 42,000 shares authorized, 0 and 6,500 shares
issued and outstanding, respectively                                                                         -           -
Common stock, $0.001, 200,000,000 shares authorized,  143,751,700 and 103,638,690
issued and outstanding, respectively                                                                       144         104
Additional paid in capital                                                                              61,201      61,124
Accumulated deficit                                                                                    (80,751)    (80,075)
Other comprehensive income                                                                                 502         502
                                                                                                   ------------  ----------
     Total Stockholders' Deficit                                                                       (18,904)    (18,345)
                                                                                                   ------------  ----------
     Total Liabilities and Stockholders' Deficit                                                   $       865   $   1,103
                                                                                                   ============  ==========

                   The accompanying notes are an integral part of these consolidated financial statements

                                                 ATSI COMMUNICATIONS, INC.
                                                     AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands, except per share amounts)
                                                        (unaudited)


                                                       Three months ended April 30,         Nine months ended April 30,
                                                    -----------------------------------  ---------------------------------
                                                          2004               2003              2004             2003
                                                    -----------------  ----------------  ----------------  ---------------
OPERATING REVENUES:
  Services
      Carrier services                              $            484   $             0   $           726   $        6,532
      Network services                                            77                70               161              377
                                                    -----------------  ----------------  ----------------  ---------------

     Total Operating Revenues                                    561                70               887            6,909

OPERATING EXPENSES:
      Cost of services (exclusive of depreciation
      and amortization, shown below)                             501                86               768            6,211
      Selling, general and administrative                        216               310               644            3,652
      Bad debt expense                                             -                22                 4               35
      Depreciation and Amortization                                6               363                 6            1,212
                                                    -----------------  ----------------  ----------------  ---------------

     Total Operating Expenses                                    723               781             1,422           11,110
                                                    -----------------  ----------------  ----------------  ---------------


OPERATING LOSS                                                  (162)             (711)             (535)          (4,201)

OTHER INCOME (EXPENSE):
  Other income (expense), net                                      -                 -                 1              (19)
  Loss on an unconsolidated affiliate                            (25)                -               (85)               -
  Interest expense                                               (29)             (228)              (82)            (612)
  Gain/(loss) from sale of assets                                 25                 -                25              (28)
                                                    -----------------  ----------------  ----------------  ---------------

     Total Other Expense                                         (29)             (228)             (141)            (659)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                                    (191)             (939)             (676)          (4,860)

NET LOSS FROM DISCONTINUED
OPERATIONS                                                         -              (421)                -           (2,821)
                                                    -----------------  ----------------  ----------------  ---------------

NET LOSS                                                        (191)           (1,360)             (676)          (7,681)

LESS: PREFERRED DIVIDENDS                                        (82)              (91)             (268)            (278)
                                                    -----------------  ----------------  ----------------  ---------------

NET LOSS TO COMMON STOCKHOLDERS                                ($273)          ($1,451)            ($944)         ($7,959)
                                                    =================  ================  ================  ===============

BASIC AND DILUTED LOSS PER SHARE                              ($0.00)           ($0.01)           ($0.01)          ($0.08)
                                                    =================  ================  ================  ===============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                    117,466,210       103,639,000       108,180,636      101,136,180
                                                    =================  ================  ================  ===============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                                    ATSI COMMUNICATIONS, INC.
                                                        AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                         (In thousands)
                                                           (unaudited)


                                               For the three months ended April 30,       For the nine months ended April  30,
                                             -----------------------------------------  ----------------------------------------
                                                    2004                  2003                 2004                 2003
                                             -------------------  --------------------  ------------------  --------------------
Net loss to common stockholders

   Other comprehensive loss, net of tax:                  ($273)              ($1,451)              ($944)              ($7,959)

    Foreign currency translation adjustment                   -                  (134)                  -                   669
                                             -------------------  --------------------  ------------------  --------------------

Comprehensive Loss to Common Stockholders                 ($273)              ($1,585)              ($944)              ($7,290)
                                             ===================  ====================  ==================  ====================

                     The accompanying notes are an integral part of these consolidated financial statements.

                                      ATSI COMMUNICATIONS, INC.
                                          AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (In thousands)
                                             (unaudited)


                                                                      Nine months ended April 30,
                                                                   ---------------------------------
                                                                         2004             2003
                                                                   ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   ($676)         ($7,681)
  Adjustments to reconcile net loss
   operating activities-
     Impairment loss                                                             -               88
     Depreciation and amortization                                               6            1,721
     Gain on disposition of property & equipment                                 -               33
      Loss on an unconsolidated affiliate                                       85                -
      Issuance of common stock for services                                      2                -
      Issuance of warrants for services                                         30                -
     Foreign currency loss                                                       -              656
     Provision for losses on accounts receivable                                 4              106
     Changes in operating assets and liabilities:
        (Increase)  Decrease in accounts receivable                            (11)             783
        (Increase) Decrease in prepaid expenses and other                      (21)             439
        Increase in accounts payable                                           116            3,354
        Increase in accrued liabilities                                         78            1,459
        (Decrease) in deferred revenue                                           -             (108)
                                                                   ----------------  ---------------
Net Cash Used in/Provided by Operating Activities                             (387)             850
                                                                   ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                             -             (328)
   Cash proceeds from sale of ATSICOM                                          187                -
   Investment in joint Venture  in ATSICOM                                     (47)               -
                                                                   ----------------  ---------------
Net Cash Provided By/Used in Investing Activities                              140             (328)
                                                                   ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                              215               25
   Debt payments                                                                (6)               -
   Capital lease payments                                                        -              (87)
   Payment of expenses related to the issuance of preferred stock                -              (12)
   Payment of expenses related to the issuance of common stock                   -              (95)
                                                                   ----------------  ---------------
Net Cash Provided By/Used in Financing Activities                              209             (169)
                                                                   ----------------  ---------------
NET (DECREASE) INCREASE IN CASH                                                (38)             354
CASH AND CASH EQUIVALENTS, beginning of period                                 140               27
                                                                   ----------------  ---------------
CASH AND CASH EQUIVALENTS, end of period                           $           102   $          381
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

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ATSI Communications Inc. Annual Report filed with the SEC on Form 10-KA for the year ended July 31, 2003. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the year ended July 31, 2003, as reported in the Form 10-KA, have been omitted.

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

     The following represents the pre-petition liabilities (net of assets) in the Chapter 7 case:

                             ATSI Texas and TeleSpan
                     Pre petition Liabilities, net of assets
                                 (in thousands)


                                April 30, 2004   July 31, 2003
                                ---------------  --------------
CURRENT LIABILITIES:
 Accounts payable               $         7,496  $        7,492
 Accrued liabilities                      2,015           2,015
 Notes payable                              636             636
 Capital leases                           2,207           2,207
                                ---------------  --------------
     Total current liabilities  $        12,354  $       12,350
                                ---------------  --------------

     3.   NOTES PAYABLE

     We have borrowed a total of $262,500 from Recap Marketing & Consulting, LLP and entered into a series of unsecured convertible promissory notes bearing interest at the rate of 12% per annum, with the following maturity dates:

                 Origination Date    Amount     Maturity Date
                 -----------------  --------  ------------------

                 October 14, 2003   $ 50,000  August 15, 2004
                 November 25, 2003    25,000  August 15, 2004
                 December 15, 2003    25,000  August 15, 2004
                 January 15, 2004     25,000  August 15, 2004
                 February 19, 2004    25,000  August 19, 2004
                 March 17, 2004       25,000  September 17, 2004
                 April 22, 2004       40,000  October 22, 2004
                 May 10, 2004         47,500  November 10, 2004

                                    $262,500
                                    ========

     4.   WARRANTS

     On October 13, 2003, we entered into consulting agreements with Recap Marketing & Consulting, LLP that provide for the issuance of compensation warrants to purchase a total of 3,000,000 shares of our common stock at prices as indicated in the following table. These warrants have a life of (6) six months from the issuance date and were recorded at their fair value of $29,656 when granted.

                              Common     Exercise
                              Shares       Price
                              ---------  ---------
                              2,000,000  $    0.01
                              500,000    $    0.25
                              250,000    $    0.50
                              250,000    $    0.75

     5.   SUBSEQUENT EVENTS

     On May 13, 2004 we filed a current report on Form 8-K announcing in Item 5, the results from our 2004 Annual Shareholders meeting which was held in San Antonio, Texas on Thursday, May 6, 2004. ATSI Shareholders approved the reincorporation of the Company in the state of Nevada, re-elected Murray R. Nye and Richard C. Benkendorf as Class B members of the Company's Board of Directors, and ratified the selection of Malone & Bailey, PLLC as independent public accountants for the fiscal year ending July 31, 2004. We also announced the election of Michael G. Santry to fill a vacancy on the Board of Directors.


ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SPECIAL NOTE: This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. "Forward looking statements" are those statements that describe management's beliefs and expectations about the future. We have identified forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "may," "expect," and "intend." Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the Additional Risk Factors section of the Annual Report Form 10-KA and other documents filed with the Securities and Exchange Commission. Therefore, these types of statements may prove to be incorrect.

     The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and nine months ended April 30, 2003 and 2004. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included in the amended annual report on Form 10-KA filed with the SEC on March 3, 2004.

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

     We have incurred operating losses and deficiencies in operating cash flows in each year since our inception in 1994 and expect our losses to continue through July 31, 2004. Our operating losses were

$5,780,000,  $8,259,000  and $4,850,000 for the years ending July 31, 2003, 2002 and 2001, respectively. We had an operating loss of $162,000, for the quarter ended April 30, 2004 and operating loss of $535,000 for the nine-month period ended April 30, 2004. Also we have a working capital deficit of $19,576,000, at April 30, 2004. Due to such losses, the negative cash flows generated from our operations, and our substantial working capital deficit, our auditor's opinion on our financial statements as of July 31, 2003 calls attention to substantial doubts about our ability to continue as a going concern. This means that there is substantial doubt that we will be able to continue in business through the end of our next fiscal year, July 31, 2004.

     We have experienced difficulty in paying our vendors and lenders on time in the past. On December 31, 2002 our carrier network capacity was idled and all of the US employees were terminated. This means that we were not able to generate revenues from carrier services during the second half of the fiscal year ending July 31, 2003. During Fiscal year 2004 we were able to restart our network and as of the nine-month period ended April 30, 2004 we have generated approximately $726,000 in carrier services revenue. However, there can be no assurance, that in the future, such revenue level will continue to be generated from our customers. During the quarter ended April 30, 2004 we entered into three short-term promissory notes for a total of $90,000. These funds have allowed us to pay those operating and corporate expenses that were not covered by our current cash inflows from operations, especially those expenses associated with our quarterly review, preparation of the proxy materials and annual shareholders meeting. We will continue to require additional funding until the cash inflows from operations are sufficient to cover the monthly operating expenses. However, there can be no assurance that we will be successful in securing additional funding over the next twelve months.

RESULTS OF OPERATIONS

     The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the three and nine-month periods ended April 30, 2004 and 2003.

                                                   Three months ended April 30,           Nine months Ended April 30,
                                              -------------------------------------  -------------------------------------
                                                                             (Unaudited)
                                                                              -----------
                                                     2004                2003               2004                2003
                                              -----------------  ------------------  -----------------  ------------------
                                                 $         %         $         %        $         %         $         %
                                              --------  -------  ---------  -------  --------  -------  ---------  -------
Operating revenues
------------------
Services
    Carrier services                          $   484       86%  $      0        0%  $   726       82%  $  6,532       95%
    Network services                               77       14%        70      100%      161       18%       377        5%
                                              --------  -------  ---------  -------  --------  -------  ---------  -------

Total Operating Revenues                          561      100%        70      100%      887      100%     6,909      100%

Cost of services (exclusive of depreciation
and amortization, shown below)                    501       89%        86      123%      768       87%     6,211       90%
                                              --------  -------  ---------  -------  --------  -------  ---------  -------

Gross Margin                                       60       11%       (16)     -23%      119       13%       698       10%

Selling, general and administrative
expense                                           216       39%       310      443%      644       73%     3,652       53%

Bad debt expense                                    -        0%        22       31%        4        0%        35        1%

Depreciation and amortization                       6        1%       363      519%        6        1%     1,212       18%
                                              --------  -------  ---------  -------  --------  -------  ---------  -------


Operating loss                                   (162)     -29%      (711)  -1,016%     (535)     -60%    (4,201)     -61%

Other expense, net                                (29)      -5%      (228)    -326%     (141)     -16%      (659)     -10%
                                              --------  -------  ---------  -------  --------  -------  ---------  -------

Net Loss From Continuing Operations              (191)     -34%      (939)  -1,341%     (676)     -76%    (4,860)     -70%

Income From Discontinued
Operations                                          -        0%      (421)    -601%        -        0%    (2,821)     -41%

Net Loss                                         (191)     -34%    (1,360)  -1,943%     (676)     -76%    (7,681)   --111%
                                              --------  -------  ---------  -------  --------  -------  ---------  -------

Less: preferred stock dividends                   (82)     -15%       (91)    -130%     (268)     -30%      (278)      -4%
                                              --------  -------  ---------  -------  --------  -------  ---------  -------

Net Loss to Applicable to
Common Shareholders                             ($273)     -49%   ($1,451)  -2,073%    ($944)    -106%   ($7,959)    -115%
                                              ========           =========           ========           =========


THREE MONTHS ENDED APRIL 30, 2004 COMPARED TO THREE MONTHS ENDED APRIL 30, 2003

     Operating revenues. Consolidated operating revenues increased 701% between periods from $70,000 for the quarter ended April 30, 2003 to $561,000 for the quarter ended April 30, 2004

     Carrier services revenues increased approximately $484,000, or 100% from the quarter ended April 30, 2003 to the quarter ended April 30, 2004. The primary reason for the increase in revenue was as a result of the Company restarting its carrier services business during Fiscal 2004. During the quarter ended April 30, 2003 the Company's carrier network was idled and as a result no revenue was generated during the 3rd quarter of Fiscal 2003.

     Network services revenues increased from the previous period by approximately $7,000, or 10% from the quarter ended April 30, 2003. The increase in network services revenue is primarily due to the purchase and assignment of a network services contract from American TeleSource International de Mexico S.A de C.V. (ASTIMEX). Under the assignment and purchase agreement with ATSIMEX, we acquired the remaining term of the contract, from February 2004 through June 2004. Under the assignment of this contract we will generate approximately $22,000 per month in network services revenue for the remaining term of the contract.

     Cost of services. (exclusive of depreciation and amortization) The consolidated cost of services increased by $415,000, or 483% from the quarter ended April 2003 to the quarter ended April 2004. The increase in cost of services is a direct result of the increase in carrier services revenue from the quarter ended April 30, 2003 to the quarter ended April 30, 2004 and the incurrence of the costs relating to providing these services. As mentioned above, during the quarter ended April 30, 2003 the company's network was idled and as a result minimal carrier services cost was incurred during the quarter. During Fiscal year 2004 the company restarted its carrier services business, and as a result we experienced a significant increase in revenue and an increase in the related cost of services during the quarter ended April 30, 2004.

     Selling, general and administrative (SG&A) expenses. SG&A expenses decreased approximately by $94,000, or 30% from the quarter ended April 30, 2003 to the quarter ended April 30, 2004. The decrease was offset by approximately $62,000 of professional fees recognized during the quarter ended April 30, 2004 associated with the quarter review, proxy printing and distribution and annual shareholder meeting. The decrease can mainly be attributed to recognition of approximately $56,000 in professional fees associated with the audit, board fees and litigations during the quarter ended April 30, 2003. Additionally, during the quarter ended April 30, 2003, the company incurred health, business insurance expense and rent expense of approximately $20,000, $4,000 and $30,000, respectively.

     Bad debt expense. Bad debt expense decreased by 100% or $22,000 from the quarter ended April 30, 2003 to the quarter ended April 30, 2004. During the quarter ended April 30, 2003 we recognized $22,000 in bad debt expense associated with the write-off of network services customer receivables in Central America. We did not experience any bad debt write offs during the quarter ended April 30, 2004.

     Depreciation and amortization. Depreciation and amortization decreased by 98% or $357,000 from the quarter ended April 30, 2003 to the quarter ended April 30, 2004. The decrease is attributed to the disposal of substantially all capital equipment during Fiscal 2003. During the quarter ended April 30, 2004 we amortized approximately $6,000 related to the purchase price associated with the acquisition of the network services customer from ATSIMEX.

     Operating loss. The Company's operating loss decreased approximately $549,000 or 77% from the quarter ended April 2003 to the quarter ended April 2004. The decrease in operating loss is attributed to the decrease between periods of SG&A by approximately $94,000, decrease in bad debt expense of approximately $22,000 and the decrease in depreciation and amortization expense of approximately $357,000. In addition to, the gross margin profit increase by approximately $76,000 between the quarters ended April 30, 2003 and April 30, 2004.

     Other expense. Other expense decreased approximately $199,000 between quarters from $228,000 to $29,000. The decrease in other expense is attributed to the decrease in interest expense of approximately $174,000 recognized during the quarter ended April 30, 2003 associated with various capital leases. During the quarter ended April 30, 2004 the Company did not have any capital leases, thus we did not incur any interest expense associated with capital leases.

     Loss from discontinued operations. Loss from discontinued operations decreased by $421,000 between periods, from $421,000 for the quarter ended April 30, 2003 to $0 during the quarter ended April 30, 2004. During the quarter ended April 30, 2003, we recognized loss from discontinued operations of approximately $421,000 associated with Mexico Telco operations. The Mexico Telco loss from discontinued operations during the quarter ended April 30, 2003 can mainly be attributed to the recognition of approximately $772,000 in selling, general and administrative expenses and the recognition of $72,000 of bad debt expense. Additionally, the Mexico Telco operations also recognized $65,000 of depreciation and amortization and approximately $26,000 of interest expense and foreign currency loss expense during the quarter ended April 30, 2003. These expenses were offset by the recognition of approximately $558,000 of gross profit margin from the Mexico Telco Operations.

     Preferred stock dividends. Preferred Stock Dividends expense decreased by approximately $9,000 between periods, from $91,000 for the quarter ended April 30, 2003 to $82,000 during the quarter ended April 30, 2004. During the quarter ended April 30, 2004 we converted all Redeemable preferred Series F and Series G shares to common. As a result of these conversions no dividends were incurred during the month of April 2004 related to these securities.

     Net loss to common stockholders. The net loss for the quarter ended April 30, 2004 decreased to $273,000 from $1,451,000 for the quarter ended April 30, 2003. The decrease in net loss to common stockholders was due primarily to the decrease in SG&A expenses and depreciation expense of approximately $94,000 and $357,000, respectively. Additionally, as mentioned above, losses from discontinued operations and other expenses decreased from the quarter ended April 30, 2003 to the quarter ended April 30, 2004 by approximately $421,000 and $199,000, respectively.

NINE MONTHS ENDED APRIL 30, 2004 COMPARED TO NINE MONTHS ENDED APRIL 30, 2003

     Operating revenues. Consolidated operating revenues decreased 87% between periods from $6.9 million for the nine months ended April 30, 2003 to $887,000 for the nine months ended April 30, 2004.

     Carrier services revenues decreased approximately $5.8 million, or 89% from the nine months ended April 30, 2003 to the nine months ended April 30, 2004. Our carrier traffic declined from approximately 95 million minutes during the nine months ended April 30, 2003 to approximately 19.4 million minutes during the nine months ended April 30, 2004. The decrease in revenue and carrier traffic can mainly be attributed to the idling of our network during December 2002. We were able to restart our network during fiscal 2004 and during the nine-month period ending April 30, 2004, we generated approximately $726,000 in carrier services revenue.

     Network services revenues decreased approximately 57% or $216,000 from the nine-month period ended April 30, 2003 to the nine-month period ended April 30, 2004. During the nine-month period ended April 30, 2004 we provided network services to one customer and generated approximately $11,115 in revenues from this customer. Additionally, in February 2004, we purchased a network services contract from American TeleSource International de Mexico S.A de C.V. (ATSIMEX). Under the assignment and purchase agreement with ATSIMEX, we acquired the remaining term of a network services contract, from February 2004 through June 2004. Under the assignment of this contract we will generate approximately $22,000 per month in network services revenue for the remaining term of the contract.

     Cost of services. (exclusive of depreciation and amortization) The consolidated cost of services decreased by approximately $5.4 million, or 88% from the nine months ended April 30, 2003 to the nine months ended April 30, 2004. The decrease in cost of services is a direct result of the decrease in carrier revenue and network services revenue. As mentioned above, we idled our network in December 2002 and our carrier traffic declined from approximately 95 million minutes during the nine months ended April 30, 2003 to approximately
19.4 million minutes during the nine months ended April 30, 2004, thus reducing our cost of services between periods.

     Selling, general and administrative (SG&A) expenses. SG&A expenses decreased approximately $3 million, or 82% from the nine months ended April 30, 2003 to the nine months ended April 30, 2004. The decrease was offset slightly by approximately $142,000 of professional fees recognized during the nine months ended April 30, 2004 associated with the quarter review, proxy preparation, printing and distribution and annual shareholder meeting. The decrease can mainly be attributed to the termination of all US employees during the quarter ending January 31, 2003. The termination of these employees resulted in a decrease in salaries and wages of approximately $195,000 per month or $1.8 million during the nine-month period. As a result of the termination of these employees, during the nine months ended April 30, 2004, the company did not incur health and business insurance expense of approximately $96,000 per month or $864,000 during the nine-month period. Additionally, as a result of the termination of all of the employees, we reduced our rent expense by approximately $40,000 per month or $360,000 during the nine-month period.

     Bad debt expense. Bad debt expense decreased by 89% or $31,000 from the nine months ended April

30, 2003 to the nine months ended April 30, 2004. During the nine months ended April 30, 2003 we recognized $35,000 in bad debt expense associated with the write-off of network services customer receivables in Central America. During the nine months ended April 30, 2004 we recognized $4,000 in bad debt expense associated with the write-off of network services revenue related to a customer that ceased operations.

     Depreciation and amortization. Depreciation and amortization decreased by 99% or $1.2 million from the nine months ended April 30, 2003 to the nine months ended April 30, 2004. The decrease is attributed to the disposal of substantially all capital equipment during Fiscal 2003.

     Operating loss. The Company's operating loss decreased approximately $3.7 million or 87% from the nine months ended April 30, 2003 to the nine months ended April 30, 2004. The decrease in operating loss is attributed to the decrease in SG&A by approximately $3 million, decreases in bad debt expense of approximately $31,000 and the decrease in depreciation and amortization expense of approximately $1.2 million and was partially offset by a reduction in gross profits of $579,000.

     Other expense, net. Other expense decreased approximately $518,000 or 79% from the nine months ended April 30, 2003 to the nine months ended April 30, 2004. The decrease in other expense is attributed to the decrease in interest expense of approximately $532,000 recognized during the nine months ended April 30, 2003 associated with various capital leases. During the nine months ended April 30, 2004 the Company did not have any capital leases, thus we did not incur any interest expense associated with capital leases.

     Loss from discontinued operations. Loss from discontinued operations decreased by $2.8 million between periods; from $2.8 million for the nine-month period ended April 30, 2003 to $0 during the nine-month period ended April 30, 2004. During the nine-month period ended April 30, 2003, we recognized loss from discontinued operations of approximately $2.8 million associated with Mexico Telco operations. The Mexico Telco loss from discontinued operations during the nine-months ended April 30, 2003 can mainly be attributed to the recognition of approximately $3.2 million in selling, general and administrative expenses and the recognition of $660,000 of foreign currency loss on exchange rate related to the Mexico Telco operations. Additionally, the Mexico Telco operations also recognized $510,000 of depreciation and amortization and approximately $228,000 of interest expense and income tax expense during the nine-month period ended April 30, 2003. These expenses were offset slightly by the recognition of approximately $1.9 million of gross profit margin from the Mexico Telco Operations.

     Preferred stock dividends. Preferred Stock Dividends expense decreased by approximately $10,000 between periods, from $278,000 for the nine months ended April 30, 2003 to $268,000 during the nine months ended April 30, 2004. During the quarter ended April 30, 2004 we converted all Redeemable preferred Series F and Series G shares to common. As a result of these conversions, no dividends were incurred during the month of April 2004 related to these securities, thus resulting in a small decrease in Preferred Stock dividends expense during the period.

     Net loss to common stockholders. The net loss for the nine months ended April 30, 2004 decreased to $944,000 from $8 million for the nine months ended
April 30, 2003. The decrease in net loss to common stockholders was due primarily to the idling of our network and not incurring any fixed costs associated with the leasing of satellite sites, connectivity fees and operating a network site during the nine months ended April 30, 2004. During the nine months ended April 30, 2003, we incurred approximately $625,000 of fixed costs. Additionally, as mentioned above, SG&A expenses and loss from discontinued operations decreased from the nine months ended April 30, 2003 to the nine months ended April 30, 2004 by approximately $3 million and $2.8 million, respectively. Also, there was a decrease in depreciation and amortization expense of approximately $1.2 million from the nine months ended April 30, 2003 to the nine months ended April 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in / provided by operating activities: During the nine months ended April 30, 2004, operations consumed approximately $387,000 in cash. This cash consumed by operations is primarily due to operating losses of approximately $676,000. The net loss was somewhat offset by the increase in accounts payable of approximately $116,000, increase in accrued liabilities of approximately $78,000 and the approximately $30,000 in proceeds from exercise of warrants issued for services. The increase in accrued liabilities and accounts payable is primarily due to the company recognizing approximately $67,000 in interest expense associated with various notes and the accrual of professional fees and board fees of approximately $25,000. Additionally, we recognized approximately $30,000 in the issuance of warrants for services related to the consulting agreements entered into with two individuals. Currently we are not generating sufficient revenues from operations to cover our monthly operating salaries and general and administrative expense. During the nine-month period ending April 30, 2004 we have relied on the monthly payments of approximately
$20,750 from the sale of 51% of ATSI Comunicaciones S.A de C.V. (ATSICOM) to Telemarketing S.A de C.V. (Telemarketing) to pay for our monthly SG&A expenses. Subsequent to the quarter ended April 30, 2004 we were not able to meet our total minutes requirement under the Share Purchase Agreement with Telemarketing due to problems with Dialmex's network and ATSICOM's lack of interconnections with other Mexican carriers. As a result we did not receive any payments from Telemarketing during the month of May 2004. Currently we are in discussions with Telemarketing to amend the payment agreement for the balance owed to us of approximately $498,000. At this time we incur approximately $72,000 in SG&A expenses per month, including corporate expenses associated with the quarter reviews, proxy preparation and distribution and the annual shareholders meeting. We expect this financial instability and lack of liquidity to continue during the fiscal year 2004. As a result over the next twelve months we estimate requiring additional funding of approximately $745,000 to compensate for the deficiencies in cash inflows.

     Cash provided by / used in investing activities: During the nine months ended April 30, 2004, the Company received approximately $187,000 in payments from the sale of 51% of ATSICOM. Additionally, during the nine months ended we invested approximately $47,000 in ATSICOM. ATSICOM utilized these proceeds to pay off payroll taxes and professional fees previously agreed upon the sale of ATSICOM to Telemarketing.

     Cash provided by / used in financing activities: During the nine months ended April 30, 2004 we received approximately $215,000 for the issuance of debt and warrant options. Additionally, during the nine-month period we made debt payments of approximately $6,000 to one of our creditors.

     Overall, the Company's net operating, investing and financing activities during the nine months ended April 30, 2004 provided a decrease of approximately $38,000 in cash balances. We intend to cover our monthly operating expenses with our remaining available cash. However, as discussed previously we are also dependent on the monthly cash payments from the sale of ATSICOM to cover monthly operating expenses.

     The Company's working capital deficit at April 30, 2004 was approximately $19,576,000. This represents an increase of approximately $477,000 from our working capital deficit at July 31, 2003. The increase is primarily attributed to our deficiency of cash and the accrual of various professional services and interest expense. The Company's working capital deficit at April 30, 2004 included approximately

$12,354,000 related to the pre-petition liabilities (net of assets), associated with the Chapter 7 Bankruptcy cases, ATSI Texas and TeleSpan. The adjusted
Company's working capital deficit after exclusion of the pre-petition liabilities is approximately $7,222,000.

     The Company's current liabilities include approximately $12,354,000 associated with the pre-petition liabilities related to the two subsidiaries under Chapter 7 Bankruptcy, ATSI Texas and TeleSpan. The pre-petition liability balance is composed of the following major liabilities:

     - approximately $3 million in debt owed to IBM Corporation related to a capital lease;
     - approximately $1.3 million debt to Northern Telecom, a subsidiary of Nortel Networks, associated with some telecommunications equipment acquired during fiscal year 2001;
     - approximately $5.1 million in debt to various international and domestic telecommunications carriers for services provided during fiscal year 2002 and 2003;
     -    approximately  $250,000  in property taxes to various taxing entities,
     - approximately $550,000 to Universal Service Fund for telecommunication taxes;
     -    approximately  $250,000  in  a  note  payable;  and
     - approximately $2.4 million associated with rent expense, salaries and wages and professional services to various entities.

     The Company's current obligations also include approximately $1,387,000 owed to the former owners of Grupo Intelcom, S.A. de C.V., the entity purchased by the Company in July 2000 and through which the Company obtained its Mexican long distance concession. Of this amount, $357,000 is included in notes payable and the additional $1,030,000 is included in accrued liabilities.

     The Company's current liabilities also include approximately $1.1 million associated with the Series D Cumulative preferred stock. During the year ended July 31, 2003, we received a redemption letter from the Series D holder requesting the redemption of all the outstanding Series D preferred stock. As a result the full redemption amount of approximately $942,000 and dividends of approximately $184,000 were reclassified to current liabilities.

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

As of the date of this filing we have been experiencing difficulties with DialMex's network and ATSICOM has not been able to complete their interconnection with other Mexican carriers, such as Telmex, required to process domestic and international VoIP traffic. As previously mentioned, we have not been able to generate the monthly minutes required under the Telemarketing agreement. Consequently, we did not receive any payments from Telemarketing during the month of May 2004. Currently we are in discussions with Telemarketing to amend the payment agreement for the balance owed to us of approximately
$498,000. However, there can be no assurance that will be able to reach a favorable agreement with Telemarketing in the near future.

Additionally, in June 2004, we acquired a VoIP soft-switch from NexTone Communications, Inc. The acquisition of the NexTone soft-switch will allows us to diversify our traffic and interconnect directly to foreign and US carriers, thus eliminating our dependency on DialMex. We have interconnected our soft-switch to DialMex's network and will continue to utilize DialMex on routes to Mexico that meet our standards for cost and quality. The NexTone soft-switch, which is capable of processing approximately 30 million minutes per month, includes a network analysis and reporting system that provides a comprehensive set of management tools to engineer and translate VoIP traffic routing tables. We will be able to maximize our capacity by partitioning our soft-switch to customers that lack their own network and billing capabilities.

There can be no assurance that the acquisition and operation of the NexTone soft-switch will generate sufficient cash from operations to cover our monthly operating expenses over the next twelve months. Additionally, there is no assurance that we will be able to raise the additional capital from equity of debt sources required to continue in operations.

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

     Under the Concession, ATSICOM must meet the following requirements:

General requirements
--------------------

- Maintain approximately 10 million dollars in registered and subscribed capital
- Install and operate a network in Mexico, obtain approval of the operating plan and any changes in it before implementation
-    Continuously develop and conduct training programs for its staff
- Assign an individual responsible for the technical functions to operate the concession

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

     Equity  Price Risk:  Until such time as we are able to consistently produce
     ------------------
positive cash flows from operations, we will be dependent on our ability to access debt and equity sources of capital. While recent history has shown us capable of raising equity sources of capital; future equity financings and the terms of those financings will be largely dependent on our stock price, our operations and the future dilution to our shareholders.

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

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On January 7, 2004, we filed a petition in the 150th Judicial District of Bexar County, Texas against Inter-tel.net, Inc. and Vianet Communications, Inc. D/B/A Inter-tel.net seeking declaratory relief that ATSI Communications, Inc. is not bound by the Carrier Services Agreement between Vianet Communications, Inc. and ATSI Texas. On February 27, 2004 the Bankruptcy Court allowed Vianet Communications, Inc. to amend its claim against ATSI Texas that was pending in the Bankruptcy of ATSI Texas and assert its claims for breach of contract against the Company. The Bankruptcy Court then ordered the lawsuit to be remanded back to state court for hearing. Additionally, on February 27, 2004 Vianet Communications, Inc. filed a motion to abate and a hearing was held on March 30, 2004. On April 13, 2004 Judge Martha Tanner overruled and denied such motion. The Company is vigorously defending any claim for liability in this matter and pursuing its claim for declaratory relief and believes that any liability in this matter will not have a material adverse effect on its financial condition or results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

EXHIBIT
NUMBER
------

10.1     Management Service Agreement ATSI Communication and GoodCom Management, Ltd  (Exhibit
         10.1 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2004 filed June 14, 2004)

10.2     Stock Purchase Agreement with GoodCom Management, Ltd. (Sale of Sistema de Telefonia
         Computarizada) (English Translation) (Exhibit 10.2 to Quarterly Report on Form 10-Q for the
         quarter ended April 30, 2004 filed June 14, 2004)

31.1     Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley
         Act of 2002. *

31.2     Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the
         Sarbanes-Oxley Act of 2002. *

32.1     Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley
         Act of 2002. *

32.2     Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the
         Sarbanes-Oxley Act of 2002. *

*  Filed  herewith

     (b) The following Current Reports on Form 8-K were filed during the third quarter of fiscal 2004.


     None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            ATSI COMMUNICATIONS, INC.
                                  (Registrant)


Date:  June 14, 2004                    By:      /s/Arthur L. Smith
       -------------                             ------------------
                                        Name:    Arthur L. Smith
                                        Title:   President and
                                                 Chief Executive Officer



Date:  June 14, 2004                    By:      /s/Antonio Estrada
       -------------                             ------------------
                                        Name:    Antonio  Estrada
                                        Title:   Corporate Controller
                                          (Principal Accounting and Financial
                                                      Officer)