Form 10-K
period 2004-07-31
ATSI COMMUNICATIONS INC/DE
filed 2004-11-09
CIK 1014052

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(mark  one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _________

                         Commission File Number: 1-15687

                            ATSI COMMUNICATIONS, INC.
           (Name of Small Business Issuer as Specified in its Charter)

                 NEVADA                                         74-2849995
    (State or Other Jurisdiction                               (IRS Employer
    of Incorporation or Organization)                        Identification No.)

                 8600 WURZBACH, SUITE 700W
                      SAN ANTONIO, TEXAS                          78240
          (Address of Principal Executive Offices)             (Zip Code)

                                 (210) 614-7240
                (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act: NONE

     Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
        SERIES H CONVERTIBLE PREFERRED STOCK, PAR VALUE $0.001 PER SHARE
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

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act)  Yes     No  X
                                                       ---    ---

     As of October 25, 2004, the aggregate market value of the voting common equity held by non-affiliates of the Registrant was $3,128,727 based on the closing price of $0.68 per share on October 25, 2004 as reported on the over-the-counter bulletin board.

     There were 4,601,069 shares of Registrant's Common Stock outstanding as of October 25, 2004.

================================================================================

                                     TABLE OF CONTENTS


                                                                                     PAGE
                                          PART I
Item 1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Overview. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
    History . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
    Recent Developments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
    Services and Products . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
      Carrier Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
      Network Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
  Voice over Internet Protocol Network. . . . . . . . . . . . . . . . . . . . . . .     5
  Strategy and Competitive Conditions . . . . . . . . . . . . . . . . . . . . . . .     7
  Government Regulations/ Concession License. . . . . . . . . . . . . . . . . . . .     9
  Suppliers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
  Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . .    13

                                          PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters . .    14
Item 6.   Selected Financial and Operating Information. . . . . . . . . . . . . . .    15
Item 7.   Management's Discussion and Analysis or Plan of Operations. . . . . . . .    16
Item 7A.  Quanitative and Qualitative Disclosures about Market Risk . . . . . . . .    25
Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . .    26
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures . . . . . . . . . . . . . . . . . . . . . . . . . .    54
Item 9A.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . .    55

                                          PART III

Item 10   Directors, Executive Officers, Promoters and Control Persons, Compliance
          with Section 16(A) of the Exchange Act. . . . . . . . . . . . . . . . . .    55
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . .    57
Item 12.  Security Ownership of Certain Beneficial Owners and Management. . . . . .    58
Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . . . . .    60
Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . .    60

                                          PART IV

Item 15.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .    60

                                     PART I
                                     ------

ITEM I.  BUSINESS.

OVERVIEW

     We are an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services. Our current operations consist of providing digital voice communications over data networks and the Internet using Voice-over-Internet-Protocol ("VoIP"). We provide high quality voice and enhanced telecommunication services to carriers, telephony resellers and others through various agreements with local service providers in the United States, Mexico, Asia, the Middle East and Latin America utilizing VoIP telephony services.

     We have had operating losses for almost every quarter since we began operations in 1994. Our operating losses from continuing operations were approximately $8,529,000 and $5,780,000, for the years ending July 31, 2004 and 2003, respectively. Additionally, we had a working capital deficit of approximately $18,948,000 at July 31, 2004. We have experienced difficulty in paying our vendors and lenders on time in the past, and we expect this trend to continue over the next 12 months as we continue to rebuild our operations. Moreover, we are currently pursuing various alternatives including equity offerings, exchanging some portion or all of our debt for equity, and restructuring our debt to extend the maturity. However, in the event we fail to execute on our current plan or that circumstances currently unknown or unforeseen by us arise, we may not succeed in re-capitalizing the Company or be able to obtain additional funding to allow us to meet our obligations.

     Two of our subsidiaries, ATSI (Texas), Inc. ("ATSI Texas") and TeleSpan, Inc. ("TeleSpan"), filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of these cases on April 9, 2003 and on May 14, 2003 converted the cases to a Chapter 7 proceeding. The two bankrupt subsidiaries were our two primary operating companies and they have ceased operations. These bankruptcies did not include the reporting entity ATSI Communications, Inc. (the "Company").

     Due to the bankruptcies of our principal operating subsidiaries, recurring losses, negative cash flows generated from our operations and our substantial working capital deficit, our auditor's opinion on our financial statements as of July 31, 2004 calls attention to substantial doubts about our ability to continue as a going concern. This means that there is substantial doubt that we will be able to continue in business through the end of our next fiscal year, July 31, 2005. In order to remain a going concern, we intend to attract new customers to generate additional revenues and/or generate cash from debt or equity offerings. There is no assurance that we will be able to obtain sufficient additional customers or funding to continue as a going concern.

     Our strength is based on our interconnection agreement with carriers such as Telefonos de Mexico S.A de C.V. ("Telmex") and Bestel S.A de C.V. ("Bestel"). Our interconnection agreements with these Mexican long-distance concessionaires provide us with nationwide network coverage at a competitive cost structure. Currently, Telmex owns and operates the only nationwide network in Mexico with more than 14.1 million phone lines in over 105,000 communities throughout Mexico. Bestel operates a fiber optic network that extends over 6,356 kilometers with points of presence in 19 Mexican metropolitan areas. Under these interconnection agreements our cost to provide service over these networks is based on a per minute rate and the volume of minutes transported through their respective networks. We also own 49% of a Mexican company, ATSI Comunicaciones, S.A. de C.V. ("ATSICOM"), that holds a 30 year concession license, allowing for the sale of voice and data services, long distance transport, and the operation of a telecommunications network throughout Mexico.

     Additionally, during the fourth quarter of Fiscal year 2004, we acquired a NexTone Communications Session Controller (soft-switch) to enhance our VoIP network. This enhancement has allowed us to route our traffic more efficiently, improve our call processing, monitor quality of service and enable us to share port resources with our customers. We expect that the NexTone technology will allow us to be more competitive and allow us to obtain higher margins in our wholesale international telecommunication services. As a result of these enhancements to our VoIP Network our customer base has grown to approximately 26 customers and generated revenues of approximately $125,000 during the last month of fiscal year 2004.

HISTORY

     ATSI Communications, Inc., a Nevada corporation, was formed in 2004 as the successor to the business originally incorporated 1994 as a Canadian holding company, Latcomm International, Inc., with a Texas operating subsidiary, Latin America Telecomm, Inc. Both corporations were renamed "American TeleSource International, Inc." in 1994. In May 1998, the Canadian corporation completed a share exchange with a newly formed Delaware corporation, also called American TeleSource International, Inc., which resulted in the Canadian corporation becoming the wholly owned subsidiary of the Delaware Corporation. Our stockholders voted to change our name from American TeleSource International, Inc. to ATSI Communications, Inc in 2003 and to reincorporate in the State of Nevada by merger into our wholly owned subsidiary in 2004. We own 49% of ATSI Comunicaciones S.A de C.V., a Mexican corporation, that holds a 30-year concession, allowing for the sale of voice and data services, long distance transport, and the operation of a telecommunications network.

RECENT DEVELOPMENTS

     During our fiscal year ending July 31, 2004:

     - We acquired a NexTone Communications Session Controller (soft-switch) to enhance our Voice over Internet Protocol (VoIP) network. The acquisition of the NexTone(TM) Communication Session Controller (soft-switch) will allow us to expand our network, allow for more efficient routing of traffic and improve our call processing and quality.

     - Our stockholders approved the reincorporation of the Company in the State of Nevada by merger with and into a wholly owned subsidiary, ATSI Merger Corporation. Stockholders of record as of May 24, 2004 were entitled to receive one (1) share of New ATSI Common Stock and ten (10) shares of New ATSI Series H Convertible Preferred Stock for each 100 shares of Old ATSI Common Stock surrendered.

SERVICES AND PRODUCTS

     We provide two types of services: Carrier Services and Network Services.

Carrier Services

     We provide transmission and termination services to U.S. and Foreign telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically these telecommunications companies offer their services to the public for local and international long distance services. Revenues from this service accounted for approximately 94% of our total revenue in the year ended July 31, 2003 ("fiscal 2003") and 81% of our total revenue in the year ended July 31, 2004 ("fiscal 2004"). The percentage of our total volume of carrier services traffic sent by customers can fluctuate dramatically, on a quarterly, and sometimes, daily basis. Historically, a handful of customers have accounted for a majority of the total carrier services volume, although not necessarily the same customers from period to period. During fiscal 2004, our agreements with customers were not for a specific period of time or volume of minutes. The customer was given a set rate for services and the customer would decide the volume of minutes it would send to us to terminate. Therefore on a month-to-month basis there was not a required volume commitment from any customer and customers were free to re-route their traffic away from us to a lower priced carrier.

     Due to our limited resources and lack of a line of credit with our carriers, we were required to prepay or maintain substantial deposits with our carriers to minimize their risk as they provide us with their services. During fiscal 2004 our carriers required deposits and prepayments equal to 25% or $30,000 of our weekly estimated traffic. These deposit requirements were calculated by our carriers using historical weekly traffic volumes and estimated future weekly traffic. We have attempted to minimize the amount of deposits that are required by our carriers by entering into various reciprocal agreements with our customers that permit them to transport and terminate traffic over our network and allow us to transmit and terminate traffic over their networks, thus reducing the prepayment requirements. However, there can be no assurance that we will able to enter into reciprocal agreements in the future and we may be required to prepay for services in the future.

     During the fourth quarter of 2004 we were able to utilize our interconnection agreement with Bestel S.A de C.V. ("Bestel"), to reduce our cost per minute to access the local carriers networks in Mexico. Bestel operates a fiber optic network that extends over 6,356 kilometers with points of presence in 19 Mexican metropolitan areas. We believe that this broad range of coverage through our interconnection agreement with Bestel provides us with the tools to be competitive and attract additional customers.

Network Services

     A private satellite network is a secure communication connection or link between various remote locations for the transmission of voice or data. This connection is accomplished by having all of the various remote locations from one customer connected to a common satellite destination, where information is allowed to be exchanged, transported and shared. We provide these services to multi-national and Latin American corporations or enterprise customers who require a high volume of communications services to their U.S. offices or businesses and need greater dependability than is available through public networks. These services include the transportation of data, voice and fax transmission and Internet services between the customers multiple international offices and branches. We currently provide network services to Bell Canada, a Canadian corporation on a month-to-month basis and generate approximately $23,000 per month in revenue. There is no assurance that we will continue to generate this level of revenue in the future or that we will be able to enter into a long-term contract with Bell Canada or any other customer.

     We compete with MCI and Americatel, as well as the former telecommunication monopolies in the Latin American countries, in providing network services. Factors contributing to our competitiveness include reliability, network quality, speed of installation, and in some cases, geography, network size, and hauling capacity. We are at a competitive disadvantage with respect to larger carriers who are able to provide networks for corporations that encompass more countries in Latin America, as well as Europe, Asia and other parts of the globe. As a result of these disadvantages we do not expect a significant increase in revenue from this source in the near future.

     We lease our satellite capacity and space segment on a month-to-month basis directly from Satellites Mexicanos, S.A. de C.V. ("Satmex") for the connectivity for our network services customer. We also have a monthly Termination Agreement with Telecomunicaciones de M xico S.A de C.V. ("Telecomm"). Under the month-to-month agreements with these two vendors we incur fixed charges of approximately $5,600 and $2,200, respectively, for the space segment and termination services. Under the monthly agreements with Satmex and Telecomm we can increase or decrease capacity as the customer usage changes with demand and can terminate these agreements at any time without any penalties.

VOICE OVER INTERNET PROTOCOL NETWORKS

     The basic technology of traditional telecommunications systems was designed for slow mechanical switches. Communications over the traditional telephone network are routed through circuits that must dedicate resources to each call from its inception until the call ends, regardless of whether anyone is actually talking on the circuit. This circuit-switching technology incurs a significant cost per call and does not efficiently support the integration of voice with data services. Data networks, however, were designed for electronic switching. They break the data stream into small, individually addressed packages of data ("packets") that are routed independently of each other from the origin to the destination. Therefore, they do not require a fixed amount of bandwidth to be reserved between the origin and destination of each call and they do not waste bandwidth when it is not being used for actual transmission of information. This allows multiple voice or voice and data calls to be pooled, resulting in these networks being able to carry more calls with an equal amount of bandwidth. Moreover, they do not require the same complex switching methods required by traditional voice telephone networks, instead using a multiplicity of routers to direct each packet in the direction of its destination and they automatically route packets around blockages, congestion or outages.

     Packet switching is a method of transmitting messages that can be used within a data network or across networks, including the public Internet. The Internet itself is not a single data network owned by any single entity, but rather a loose interconnection of networks belonging to many owners that communicate using the Internet Protocol ("IP"). By converting voice signals to digital data and handling the voice signals as data, it can be transmitted through the more efficient switching networks designed for data transmissions and through the Internet using the IP. The transmission of voice signals as digitalized data streams over the Internet is known as Voice over Internet Protocol or "VoIP". A VoIP network has the following advantages over traditional networks:

     - INTEGRATION OF VOICE AND DATA: VoIP networks allows for the integration of voice, data traffic and images into the same network.

     - SIMPLIFICATION: An integrated infrastructure that supports all forms of communication allows more standardization and less equipment management. The result is a fault tolerant design.

     - NETWORK EFFICIENCY: The integration of voice and data fills up the data communication channels efficiently, thus providing bandwidth consolidation and reduction of the costs associated with idle bandwidth. The sharing of equipment and operations costs across both data and voice users can also improve network efficiency since excess bandwidth on one network can be used by the other, thereby creating economies of scale for voice (especially given the rapid growth in data traffic). An integrated infrastructure that supports all forms of communication allows more standardization and reduces the total equipment complement. This combined infrastructure can support dynamic bandwidth optimization and a fault tolerant design. The differences between the traffic patterns of voice and data offer further opportunities for significant efficiency improvements.

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

     By using the public Internet, VoIP providers like ATSI are able to avoid direct payment for transport of communications, instead paying for large "pipes" into the public Internet, billed by bandwidth rather than usage, which transmits calls to a distant gateway. The Internet, which has its origins in programs devised by the Department of Defense to provide multiple routes and therefore redundancy which was largely immune from the failure of a single network element, provides great redundancy and can be "self healing" in the event of an outage in a particular network element or transmission path. Moreover, adding an additional entry or exit point (a Point of Presence or "PoP") does not require any expensive or time consuming reconfiguration or reprogramming of existing network elements. The new element is simply installed with a specific IP address and it can send or receive information from any other IP address on the Internet.

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

     Carriers buying wholesale termination into Mexico, while cost conscious, are increasingly demanding high reliability and quality in service delivery. Sustainability and growth in this segment depends on specific competitive advantages that companies may possess in specific markets. Competitive advantages like proper licenses, network redundancy, favorable termination agreements, or the presence of a business infrastructure and relationships in the specific terminating market. The Company competes with the dominant providers, such as Qwest and MCI, as well as other, smaller providers for international long distance services to Mexico. The Company believes that in contrast to the dominant providers, it has a much more focused and cost competitive strategy that targets select higher margin telecommunication niches utilizing VoIP technology. Certain carriers provide termination services in Mexico at lower prices (e.g., $0.015 to $0.06) because they contract with other carriers that "leak" into the local network using unlicensed IP points of presence. These carriers, however, have several disadvantages including: (i) generally poor quality, (ii) limited capacity, and
(iii) poor reliability, since Mexican authorities periodically shut down their operations. Additionally, there are a few market trends that affect our wholesale product's competitiveness in the market. First, unauthorized, non-conventional operators continue to have a major impact by offering prices below real costs. Second, the elimination of settlement rates in Mexico continues to drive down costs. The result of this trend is a significant reduction in revenue per minute. The combination of non-conventional termination and the new settlement rates have reduced U.S to Mexico termination prices from an average price of $0.27 per minute in 1998 to a current $0.045 per minute.

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

     Our strengths include our knowledge of, and relationships within, the telecommunications industry in the United States and certain countries within Latin America, particularly Mexico. Our management and employees have in-depth knowledge of the Mexican culture, business environment and telecommunications industry. As a result, we have been able to obtain a key long distance concession through our 49% ownership in ATSICOM that allows us to both generate and carry traffic within Mexico and between Mexico and the United States.

GOVERNMENT REGULATION / CONCESSION LICENSE

REGULATION OF INTERNET TELEPHONY

     Our operations are subject to federal, state and foreign laws and regulations. The use of the Internet to provide telephone service is a fairly recent market development. At present, ATSI is not aware of any domestic, and is only aware of a few foreign, laws or regulations that prohibit voice communications over the Internet.

United States.

     ATSI believes that, under U.S. law, the Internet-related services that ATSI provides constitute information services as opposed to regulated telecommunications services, and, as such, are not currently actively regulated by the FCC or any state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of ATSI's operations may be subject to state or federal regulation, including regulation governing universal service funding, disclosure of confidential communications and excise tax issues. ATSI cannot provide assurances that Internet-related services will not be actively regulated in the future. Several efforts have been made in the U.S. to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Increased regulation of the Internet may slow its growth, particularly if other countries also impose regulations. Such regulation may negatively impact the cost of doing business over the Internet and materially adversely affect ATSI's business, operating results, financial condition and future prospects.

     The FCC has considered whether to impose surcharges or other common carrier regulations upon certain providers of Internet telephony, primarily those which, unlike ATSI, provide Internet telephony services directly to end users. While the FCC has presently refrained from such regulation, the regulatory classification of Internet telephony remains unresolved. Additionally, the FCC has expressed an intention to further examine the question of whether certain forms of phone-to-phone VoIP services are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone VoIP services bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services. The FCC has indicated that the mechanisms for contributing to the Universal Service Fund, issues as to applicability of access charges and other matters will be considered in that context.

     If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including requirements to make universal service contributions, and pay access charges to local telephone companies. A decision to impose such charges could also have retroactive effect, which could materially adversely affect the Company. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation that would apply to Internet telephony providers. Any such determinations could materially adversely affect ATSI's business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet. Congressional dissatisfaction with FCC conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect ATSI's business, financial condition, operating results and future prospects.

     State regulatory authorities may also retain jurisdiction to regulate certain aspects of the provision of intrastate Internet telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such services. Others could initiate proceedings to do so.

Other regulations affecting the Internet in the United States.

     Congress has recently adopted legislation that regulates certain aspects of the Internet, including online content, user privacy and taxation. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress has; for example, considered legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud, privacy and digital signatures. Various states have adopted and are considering Internet-related legislation. Increased U.S. regulation of the Internet may slow its growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect our business, financial condition, results of operations and future prospects. Legislation has also been proposed that would clarify the regulatory status of VoIP service. The Company has no way of knowing whether legislation will pass or what form it might take.

International.

     The regulatory treatment of Internet telephony outside of the U.S. varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony also prohibit Internet telephony. Other countries permit but regulate Internet telephony. Some countries will evaluate proposed Internet telephony service on a case-by-case basis and determine whether it should be regulated as a voice service or as another telecommunications service. Finally, in many countries, Internet telephony has not yet been addressed by legislation or regulation. Increased regulation of the Internet and/or Internet telephony providers or the prohibition of Internet telephony in one or more countries could materially adversely affect our business, financial condition, operating results and future prospects.

Other General regulations

     The Telecommunications Act of 1996 (the "Telecom Act"), which became law in February 1996, was designed to dismantle the monopoly system and promote competition in all aspects of telecommunications. The FCC has promulgated and continues to promulgate major changes to their telecommunications regulations. One aspect of the Telecom Act that is of particular importance to us is that it allows Bell Operating Companies or BOCs to offer in-region long distance service once they have taken certain steps to open their local service monopoly to competition. Given their extensive resources and established customer bases, the entry of the BOCs into the long distance market, specifically the international market, will create increased competition for us. Southwestern Bell's application to offer in region long distance was approved in June 2000.

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

     The International Settlements Policy governs settlements between top tier U.S. carriers' and foreign carriers' costs of terminating traffic over each other's networks. The FCC recently enacted certain changes in our rules designed to allow U.S. carriers to propose methods to pay for international call termination that deviate from traditional accounting rates and the International Settlement Policy. The FCC has also established lower benchmarks for the rates that U.S. carriers can pay foreign carriers for the termination of international services and these benchmarks may continue to decline. These rule changes have lowered the costs of our top tier competitors to terminate traffic in the United States and are contributing to the substantial downward pricing pressure facing us in the carrier market. And as a result of these substantial downward pricing pressures we have been forced to significantly reduce our terminations rates to our customers to match the termination rates offered by our competitors in order to be competitive, retain and attract new customers. Additionally, as a result of the reduction in our termination rates to our customers our margins have declined slightly.

Mexico

     The Secretaria de Comunicaciones y Transportes or the SCT and COFETEL (Comision Federal de Telecomunicaciones or Federal Telecommunications
Commission) have issued ATSICOM a 30-year license granted in June 1998 to install and operate a public network. Under this license, ATSI Comunicaciones S.A de C.V. is required to meet the following:

     General requirements
     --------------------

     - Maintain approximately 10 million dollars in registered and subscribed capital.
     - Install and operate a network in Mexico, the Mexican government will need to approve the operating plan before is implemented, additionally the Mexican government will need to approve any future changes to the operating plan before it can be implemented.
     -    Continuously  develop  and  conduct  training  programs for its staff.
     - The Concessionaire, at all times needs to have an assigned individual responsible for the technical functions to operate the concession.

          Concession  services  requirements
     ---------------------------------------

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

SUPPLIERS

     We rely on various suppliers to provide services in connection with our communication services. Satmex and Telecomm provide us with the network required for our network services. We also depend on various Global

VoIP companies to complete our voice over Internet (VoIP) traffic between US, Mexico, Asia, the Middle East and Latin America. Our critical suppliers include, Bestel, DialMex and Advance Global Communications.

EMPLOYEES

     As of July 31, 2004, we had 6 employees, all of whom performed operational, technical and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

ITEM 2. PROPERTIES.

     Our executive office is located at our leased facilities in San Antonio, Texas, consisting of 3,042 square feet. The lease expired September 2004 and we continue to occupy the facility on a month-to-month basis. We pay annual rent of $41,040. Management believes that our leased facilities are suitable and adequate for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

     In March 2001, Comdisco sued our subsidiary, ATSI-Texas, for breach of contract for failing to pay lease amounts due under a lease agreement for telecommunications equipment. Comdisco claims that the total amount owed pursuant to the lease was $926,185 and that the lease terms called for 36 months of lease payments. Comdisco is claiming that ATSI-Texas only paid thirty months of lease payments. ATSI-Texas disputes that the amount owed was $926,185 since it received only $375,386 in financing and has paid over $473,000 in lease payments and, thus, believe that it has satisfied its obligation under the lease terms. Comdisco has filed a claim with the United States Bankruptcy Court of the Western District of Texas in which the bankruptcy of ATSI-Texas is pending. The Company does not have a liability for the lease payments and expects the obligation of ATSI-Texas will be discharged in the pending Chapter 7 case.

     In July 2002, we were notified by the Dallas Appraisal District that the administrative appeal from the appraisal of the ATSI-Texas office in the Dallas InfoMart was denied. The property was appraised at over $6 million dollars. The property involved included a Nortel DMS 250/300 switch, associated telecommunications equipment and office furniture and computers. ATSI-Texas was unable to proceed in its appeal of the appraisal due to its failure to pay the taxes under protest. During fiscal 2002 we recorded approximately $260,000 of property tax expense related to the ATSI-Texas Dallas office. Currently the Dallas County taxing authority has filed claim with the United States Bankruptcy Court of the Western District of Texas for approximately $783,843. This amount also included a property tax estimate of approximately $230,572 for calendar year 2003. We believe this amount is incorrect. All of the property was removed and impaired from the Dallas site as a result of ATSI-Texas filing for protection under Chapter 11 of the Bankruptcy code. We believe that this liability ATSI-Texas will be discharged upon the completion of the pending Chapter 7 case.

     In October 2002, we filed a lawsuit in the Southern District of New York against several financial parties for stock fraud and manipulation. The case is based on convertible preferred stock financing transactions involving primarily two firms: Rose Glen Capital and the Shaar Fund. We believe that Rose Glenn and the Shaar Fund engaged in a scheme to defraud us into selling multiple series of convertible preferred stock and to manipulate the price of our stock downward in order to take advantage of increased conversion rates resulting from the decline in stock price. If we receive an adverse decision in this suit, it is likely we would be required to issue a substantial amount of our common shares to our Series D and Series E holders and the current owners of our common shares would be substantially diluted.

     In June 2003, we filed a lawsuit in the 150th Judicial District Court, Bexar County, Texas against NIFTI Communications Systems, LLC for breach of contract, fraudulent misrepresentation, and negligent misrepresentation relating to a letter of intent for NIFTI to acquire the concession license in Mexico owned by ATSICOM. NIFTI failed to provide proof of funding to consummate this transaction, lacked interest in the transaction and failed commit to a definite date for the completion of this transaction. As a result this transaction was never consummated and in May 2003 we sold 51% of ATSICOM to Telemarketing. In July 21, 2003, NIFTI counterclaimed for damages allegedly arising from our failed to provide all the proper documentation related to the concession license liabilities, accounting and requirements by the Mexican Government. During fiscal 2004, the parties reached a settlement and agreed to dismiss both lawsuits without compensation.

     In December 2003, we filed a cause of action in the 407th Judicial District of Bexar County, Texas against James C. Cuevas, Raymond G. Romero, Texas Workforce Commission, ATSI-Texas and Martin W. Seidler seeking judicial review on the decision issued by the Texas Workforce Commission awarding a claim for unpaid wages against us. We are vigorously pursuing this action but cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

     In January 2004, we filed a petition in the 150th Judicial District of Bexar County, Texas against Inter-tel.net, Inc. and Vianet Communications, Inc. d/b/a Inter-tel.net seeking declaratory relief that ATSI Communications, Inc. is not bound by the Carrier Services Agreement between Vianet Communications, Inc. and ATSI-Texas. On February 27, 2004 the Bankruptcy Court in the ATSI-Texas Bankruptcy case allowed Vianet Communications, Inc. to amend its claim against ATSI-Texas that was pending in the Bankruptcy of ATSI-Texas and assert its claim for breach of contract against ATSI. The Bankruptcy Court then ordered the lawsuit to be remanded back to state court for hearing. We are a plaintiff in this case and are seeking declaratory relief from the Bexar County court. Currently we cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 6, 2004, during the 2004 Annual Stockholders meeting our stockholders approved the following:

     The election of Murray R. Nye and Richard C. Benkendorf as Class B members of our Board of Directors, with their terms expiring at the Annual Meeting of Stockholders to be held in 2007. Arthur L. Smith and John R. Fleming continued to serve as directors after the meeting. The results of the vote on this item follow:

                                          FOR      WITHHELD
                                          ---      --------
          Murray R. Nye               130,283,400  6,886,458
          Richard C. Benkendorf       130,642,345  6,527,513

     The selection of Malone & Bailey, PLLC as independent public accountants for the fiscal year ending July 31, 2004. The results of the vote on this item follow:

                  FOR            AGAINST       ABSTAIN
                  ---            -------       -------
               136,075,890       864,847       229,121

The reincorporation of the Company in Nevada by merger with and into its wholly owned subsidiary. The results of the vote on this item follow:

                  FOR            AGAINST       ABSTAIN
                  ---            -------       -------
               78,125,374       1,454,326       226,406

                                    PART II.
                                    --------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "ATSX". From May 9, 2003 through July 31, 2004 our common stock traded in the pink sheets under the symbol "ATSC". Prior to January 15, 2003, our common stock was quoted on the AMEX under the symbol "AI". Our Series H Preferred Stock is not traded on any market. The following table sets forth the high and low bid prices for our common stock from August 1, 2002 through January 15, 2003 as reported by AMEX and the high and low bid prices for our common stock from May 9, 2003 through July 31, 2004 as reported by OTC bulletin board. Price quotations on the OTC bulletin board reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. All prices have been adjusted for the 1:100 reverse split effective as of May 24, 2004.

          FISCAL 2003                                   HIGH       LOW
          ==============================================================
          FIRST QUARTER. . . . . . . . . . . . . . .  $  12.00  $   3.00
          SECOND QUARTER (THROUGH JANUARY 14, 2003).  $  16.00  $   7.00
          THIRD QUARTER (TRADING HALTED) . . . . . .   -------   -------
          FOURTH QUARTER . . . . . . . . . . . . . .  $   7.00  $   1.00

          FISCAL 2004. . . . . . . . . . . . . . . .  HIGH         LOW
          ==============================================================
          FIRST QUARTER. . . . . . . . . . . . . . .  $   2.00  $   2.00
          SECOND QUARTER . . . . . . . . . . . . . .  $   1.00  $   1.00
          THIRD QUARTER. . . . . . . . . . . . . . .  $   1.00  $   1.00
          FOURTH QUARTER . . . . . . . . . . . . . .  $   6.00  $   1.25

     The following table provides information relating to the grant of stock, options, and warrants pursuant to equity based compensation plans as of July 31, 2004. A description of each equity compensation plan adopted by the Company is included in the Notes to the Consolidated Financial Statements contained in this report.

                                                                           NUMBER OF SECURITIES
                                                                         REMAINING AVAILABLE FOR
                                                                          FUTURE ISSUANCE UNDER
                       NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       EQUITY COMPENSATION
                       BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                       OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
   PLAN CATEGORY         WARRANTS AND RIGHTS      WARRANTS AND RIGHTS          COLUMN (a))
                                 (a)                     (b)                       (c)

 EQUITY COMPENSATION
 PLANS APPROVED BY
  SECURITY HOLDERS                       42,341  $               103.47                    20,285

 EQUITY COMPENSATION
PLANS NOT APPROVED BY
  SECURITY HOLDERS                    3,333,426  $                 0.25                 3,570,715

      TOTAL                           3,375,767  $                 1.54                 3,591,000

     As of July 31, 2004, we had approximately 11,067 common shareholders of record. This amount does not include shares held in street name.

     We have never paid any cash dividends on our common stock. Additionally, the terms of our Series A, Series D, Series E, Series F and Series G Preferred Stock restrict us from paying dividends on our common stock until such time as all outstanding dividends have been fulfilled related to each series of preferred stock. There are presently a total of $587,467 in unpaid dividends payable on outstanding series of preferred stock. Consequently, we do not anticipate paying any cash dividends in the foreseeable future.

     During the year ended July 31, 2004, prior to the reincorporation to the state of Nevada, ATSI issued 400,965 common shares. Of this total, 101,786 shares were issued as a result of the conversions of ATSI's Series F Preferred Stock and accumulated dividends, 297,974 shares were issued as a result of the conversion of ATSI's Series G Preferred Stock and accumulated dividends, and 1,205 shares were issued as a result of the conversion of ATSI's Series A Preferred Stock. All shares were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933 as an exchange for other securities issued by the Company in which no person was paid any consideration.

     Also during the year ended July 31, 2004, 165 shares were issued for services rendered to ATSI. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since they were issued in a transaction not involving a public offering.

     On May 6, 2004 ATSI's stockholders approved the reincorporation of ATSI in Nevada through the merger of the Company into a wholly owned subsidiary, ATSI Merger Corporation. As a result of the merger, ATSI's stockholders of record as of May 24, 2004 received one (1) share of New ATSI Common Stock and ten (10) shares of New ATSI Series H Convertible Preferred Stock for each 100 shares of Old ATSI Common Stock surrendered. As a result of the merger ATSI exchanged 143,751,710 common shares of the Old ATSI for 1,437,517 shares of the New ATSI Common stock and 14,385,000 shares of the New ATSI Series H Convertible Preferred Stock. These shares were exempt from registration pursuant to Rule 145 and Rule 414 under the Securities Act of 1933 as an exchange for the purpose of changing the domiciling the Company.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and The Company's Consolidated Financial Statements and the Notes thereto included elsewhere herein.

                                                                              Years ended July 31,
                                                                              --------------------
                                                             2004         2003          2002         2001        2000
                                                         ------------  -----------  ------------  ----------  ----------
                                                                   (In thousands of $, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS
DATA:
Operating revenues
  Carrier services                                       $     1,020   $    6,532   $    41,190   $  26,349   $  22,192
  Network services                                               234          417         1,956       2,714       2,539
                                                         ------------  -----------  ------------  ----------  ----------
  Total operating revenues                                     1,254        6,949        43,146      29,063      24,731

Cost of services (exclusive of depreciation and
amortization)                                                  1,071        6,244        39,077      24,802      20,463
                                                         ------------  -----------  ------------  ----------  ----------
  Gross Margin                                                   183          705         4,069       4,261       4,268
  Selling, general and administrative expense                  7,942        4,803         6,866       6,924       6,724
  Impairment loss                                                702          418         3,119           -           -
  Bad debt expense                                                 4           35           388         142         756


                                                                              Years ended July 31,
                                                                              --------------------
                                                             2004         2003          2002         2001        2000
                                                         ------------  -----------  ------------  ----------  ----------
                                                                   (In thousands of $, except per share data)

  Depreciation and amortization                                   20        1,229         1,955       2,045       2,020
                                                         ------------  -----------  ------------  ----------  ----------
Operating loss                                                (8,485)      (5,780)       (8,259)     (4,850)     (5,232)

  Debt forgiveness income                                        257            -             -           -           -
  Other income (expense), net                                   (241)      (2,922)        1,475        (300)     (1,388)
                                                         ------------  -----------  ------------  ----------  ----------
Net loss from continuing operations before income
tax expense
                                                              (8,469)      (8,702)       (6,784)     (5,150)     (6,620)
  Income tax expense                                               -            -             -           -           -
                                                         ------------  -----------  ------------  ----------  ----------
Net loss from continuing operations                           (8,469)      (8,702)       (6,784)     (5,150)     (6,620)
Net loss from discontinued operations                              -       (2,919)       (8,815)     (5,403)     (3,432)
Net (loss)/income from sale of discontinued operations             -         (962)        1,082           -           -
Net loss                                                      (8,469)     (12,583)      (14,517)    (10,553)    (10,052)
  Less: preferred stock dividends                               (306)        (653)         (472)     (2,232)     (7,085)
                                                         ------------  -----------  ------------  ----------  ----------
Net loss applicable to common shareholders                   ($8,775)    ($13,236)     ($14,989)   ($12,785)   ($17,137)
                                                         ============  ===========  ============  ==========  ==========

PER SHARE INFORMATION:
  Net loss-basic and diluted                                  ($7.31)     ($13.01)      ($17.37)    ($17.96)    ($30.14)
                                                         ------------  -----------  ------------  ----------  ----------
  Weighted average common shares
  outstanding-basic and diluted                            1,199,892    1,017,670       862,750     711,800     568,520
                                                         ------------  -----------  ------------  ----------  ----------

CONSOLIDATED BALANCE SHEET DATA:
  Working capital (deficit)                                 ($18,948)    ($19,099)     ($10,094)  $   1,936   $   5,076
  Current assets                                                 149          340         1,184       2,447       3,274
  Total Assets                                                   270        1,103         6,763      12,070      13,396

  Pre-petition liabilities of bankrupt
  subsidiaries, net of assets                                 12,354       12,350             -           -           -
  Current liabilities (Net of pre-petition liabilities)        3,177        3,635        12,528       5,757       6,630
  Current liabilities from discontinued operations             1,152        1,152         2,444       5,796       5,066
  Redeemable preferred shares                                  2,413        2,302         2,180       3,529           -
  Total Liabilities                                           19,116       19,448        15,389      13,329      13,544
  Total Stockholders' equity (deficit)                       (18,846)     (18,345)       (7,112)      6,254      13,350


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     The following is a discussion of the consolidated financial condition and results of operations of ATSI Communications, Inc., for the fiscal years ended July 31, 2004, 2003 and 2002. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, fiscal 2004 or 2004 refers to the year ended July 31, 2004, fiscal 2003 or 2003 refers to the year ended July 31, 2003 and fiscal 2002 or 2002 refers to the year ended July 31, 2002

SOURCES OF REVENUE AND DIRECT COST

Sources of revenue:

     Carrier  Services:  We  currently  provide  transmission  and  termination
     -----------------
services to U.S. and Foreign telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically these telecommunications companies offer their services to the public for local and international long distance services.

     Network  Services:  We offer private communication links for multi-national
     -----------------
and Latin American corporations or enterprise customers who use a high volume of telecommunications services to their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers multiple international offices and branches.

Direct Cost:

     Carrier  Services:  We  incur transmission and termination charges from our
     -----------------
suppliers and the providers of the infrastructure and network. The cost is based on a per minute rate and volume of minutes transported and terminated through the network. Additionally, we incur installation charges from certain carriers; this cost is passed on to our customers for the connection to our VoIP network.

     Network Services:  Under the network services, we incur satellite and fiber
     ----------------
optic charges. The satellite and fiber optic charges are incurred as part of the connection links between the customer's different remote locations and sites to transmit data, voice and Internet services.

RESULTS OF OPERATIONS

     The following table sets forth certain items included in our results of operations in thousands of dollar amounts and as a percentage of total revenues for the years ended July 31, 2004, 2003 and 2002.

                                                                                 Year ended July 31,
                                                                ---------------------------------------------------------
                                                                        2004                2003               2002
                                                                --------------------  -----------------  ----------------
                                                                    $          %          $         %        $        %
Operating revenues
------------------
Services
  Carrier services                                              $  1,020         81%  $   6,532     94%  $  41,190    95%
  Network services                                                               19%        417      6%      1,956     5%
                                                                     234

                                                                ---------  ----------  ---------  ------  ---------  ----
Total operating revenues                                           1,254        100%      6,949    100%     43,146   100%

Cost of services (exclusive of depreciation and
amortization, shown below)                                         1,071         85%      6,244     90%     39,077    91%
                                                                ---------  ----------  ---------  ------  ---------  ----


Gross Margin                                                         183         15%        705     10%      4,069     9%

Selling, general and
administrative expense                                             7,942        633%      4,803     69%      6,866    16%


Impairment expense                                                               56%        418      6%      3,119     7%
                                                                     702

Bad debt expense                                                                  0%         35      1%        388     1%
                                                                       4

Depreciation and amortization                                                     2%      1,229     18%      1,955     5%
                                                                      20
                                                                ---------  ----------  ---------  ------  ---------  ----

Operating loss                                                    (8,485)      -677%     (5,780)   -83%     (8,259)  -19%

Debt forgiveness income                                              257         20%          -      0%          -     0%
Other income (expense), net                                         (241)       -19%     (2,922)   -42%      1,475     3%
                                                                ---------  ----------  ---------  ------  ---------  ----

Net loss from continuing operations before income tax expense
                                                                  (8,469)      -675%     (8,702)  -125%     (6,784)  -16%

Income tax expense                                                     -          0%          -      0%          -     0%
                                                                ---------  ----------  ---------  ------  ---------  ----

Net loss from continuing operations                               (8,469)      -675%     (8,702)  -125%     (6,784)  -16%

Net loss from discontinued operations                                  -          0%     (2,919)   -42%     (8,815)  -20%
Net loss from sale of discontinued operations                          -          0%       (962)   -14%      1,082     3%

Net loss                                                          (8,469)      -675%    (12,583)  -181%    (14,517)  -34%

Less: preferred stock dividends                                                 -24%       (653)    -9%       (472)   -1%
                                                                    (306)
                                                                ---------  ----------  ---------  ------  ---------  ----

Net loss applicable to common shareholders                       ($8,775)      -700%   ($13,236)  -190%   ($14,989)  -35%
                                                                =========  ==========  =========  ======  =========  ====

                 See accompanying summary of accounting policies and notes to financial statements

YEAR ENDED JULY 31, 2004 COMPARED TO YEAR ENDED JULY 31, 2003

     Operating revenues. Consolidated operating revenues decreased 82% between periods from $6.9 million for the year ended July 31, 2003 to $1,254,000 for the year ended July 31, 2004.

     Carrier services revenues decreased approximately $5.5 million, or 84% from the year ended July 31, 2003 to the year ended July 31, 2004. Our carrier traffic declined from approximately 95 million minutes during the year ended July 31, 2003 to approximately 25.8 million minutes during the year ended July 31, 2004. The decrease in carrier services revenue can mainly be attributed to the idling of our network during December 2002. During fiscal 2004 we were able to restart our carrier services network and we generated approximately $1,020,000 in carrier services revenue.

     Network services revenues decreased approximately 44% or $183,000 from the year ended July 31, 2003 to the year ended July 31, 2004. During the year ended July 31, 2004 we provided network services to one customer and generated approximately $14,820 in revenues from this customer. Additionally, in February 2004, we purchased a network services contract from American TeleSource International de Mexico S.A de C.V. (ATSIMEX). Under the assignment and purchase agreement with ATSIMEX, we acquired the remaining term of a network services contract, from February 2004 through June 2004. Under the assignment of this contract we generated approximately $23,000 per month in network services revenue for the remaining term of the contract. Currently we are providing service to this customer on a month-to-month basis. As of the date of this filing we have not been able to negotiate a long-term contract with the customer.

     Cost of services. (exclusive of depreciation and amortization) The consolidated cost of services decreased by approximately $5.2 million, or 83% from the year ended July 31, 2003 to the year ended July 31, 2004. The decrease in cost of services is a direct result of the decrease in carrier revenue and network services revenue. As mentioned above, we idled our network in December 2002 and our carrier traffic declined from approximately 95 million minutes during the year ended July 31, 2003 to approximately 25.8 million minutes during the year ended July 31, 2004, thus reducing our cost of services between periods.

     Selling, general and administrative (SG&A) expenses. SG&A expenses increased by approximately $3.1 million from the year ended July 31, 2003 to the year ended July 31, 2004. This increase is primarily due to recognition of approximately $7.1 million in non-cash compensation expense as a result of the issuance of warrants for legal and consulting services rendered by Recap Marketing & Consulting, LLP. However, as a result of various cost-cutting measures, we reduced operating expenses from the prior year by the following amounts:

                       Salaries & Wages               $1,871,141
                       Rent                              212,923
                       Professional fees               1,255,025
                       Insurance                         154,257
                       Repairs & Maintenance              45,621
                       Telephone                          52,665
                       Travel                             55,961

                                                      ----------
                                              TOTAL:  $3,647,593
                                                      ----------

     Impairment losses. Impairment expense increased by 68% or $284,000 from the year ended July 31, 2003 to the year ended July 31, 2004. During the year ended July 31, 2004, in accordance with U.S. GAAP we determined that the estimated cash flows expected from the concession license would be less than the recorded value. As a result we recorded an impairment loss of approximately
$702,000 to reduce the recorded value of the concession license. During the year ended July 31, 2003, we recorded an impairment loss totaling approximately $418,000. The impairment losses during the fiscal year 2003 can be attributed to the impairment of leasehold improvements and other equipment as a result of idling our network during the second half of fiscal year 2003.

     Bad debt expense. Bad debt expense decreased by 89% or $31,000 from the year ended July 31, 2003 to the year ended July 31, 2004. During the year ended July 31, 2003 we recognized $35,000 in bad debt expense associated with the write-off of network services customer receivables in Central America. During the year ended July 31, 2004 we recognized $4,000 in bad debt expense associated with the write-off of network services revenue related to a customer that ceased operations.

     Depreciation and amortization. Depreciation and amortization decreased by 98% or $1.2 million from the year ended July 31, 2003 to the year ended July 31, 2004. The decrease is attributed to the disposal of substantially all capital equipment during Fiscal 2003.

     Operating loss. Our operating loss increased approximately $2.7 million or 47% from the year ended July 31, 2003 to the year ended July 31, 2004. The increase in operating loss is attributed to the increase in SG&A by approximately $3.2 million. The increase in SG&A was slightly offset by the decreases in bad debt expense of approximately $31,000 and the decrease in depreciation and amortization expense of approximately $1.2 million.

     Debt forgiveness income. Our debt forgiveness income increased approximately $257,000 from the year ended July 31, 2003 to the year ended July 31, 2004. During fiscal 2004, we negotiated various liabilities with our creditors by issuing ATSI's equity to the creditors. The settlement of debt with the creditors was for legal services previously provide to us during fiscal 2003 and 2004. The debt forgiveness income was based on the difference between the market price of ATSI equity at the time of issuance and the exercise price calculated at the time of the settlement of debt.

     Other expense, net. Other expense decreased approximately $2.7 million or 92% from the year ended July 31, 2003 to the year ended July 31, 2004. The decrease in other expense is attributed to the decrease in interest expense of approximately $1.3 million recognized during the year ended July 31, 2003 associated with various capital leases. During the year ended July 31, 2004 the Company did not have any capital leases, thus we did not incur any interest expense associated with capital leases.

     Loss from discontinued operations. Loss from discontinued operations decreased by $2.9 million between periods; from $2.9 million for the year ended July 31, 2003 to $0 during the year ended July 31, 2004. During the year ended July 31, 2003, we recognized loss from discontinued operations of approximately $2.9 million associated with Mexico Telco operations. The Mexico Telco loss from discontinued operations during the year ended July 31, 2003 can mainly be attributed to the recognition of approximately $3.2 million in selling, general and administrative expenses and the recognition of $660,000 of foreign currency loss on exchange rate related to the Mexico Telco operations. Additionally, the Mexico Telco operations also recognized $510,000 of depreciation and amortization and approximately $228,000 of interest expense and income tax expense during the year ended April 30, 2003. These expenses were offset slightly by the recognition of approximately $1.9 million of gross profit margin from the Mexico Telco Operations.

     Preferred stock dividends. Preferred Stock Dividends expense decreased by approximately $347,000 between periods, from $653,000 for the year ended July 31, 2003 to $306,000 during the year ended July 31, 2004. During the quarter ended April 30, 2004 we converted all Redeemable preferred Series F and Series G shares to common. As a result of these conversions, no dividends were incurred during the forth quarter of fiscal 2004, thus resulting in a decrease in Preferred Stock dividends expense during the period.

     Net loss to common stockholders. The net loss for the year ended July 31, 2004 decreased to $8.8 million from $13.2 million for the year ended July 31, 2003. The decrease in net loss to common stockholders was due primarily to the idling of our network and not incurring any fixed costs associated with the leasing of satellite sites, connectivity fees and operating a network site during the year ended July 31, 2004. Additionally, as mentioned above, loss from discontinued operations decreased from the year ended July 31, 2003 to the year ended July 31, 2004 by approximately $2.9 million. Also, there was a decrease in depreciation and amortization expense of approximately $1.2 million from the year ended July 31, 2003 to the year ended July 31, 2004. These decrease in various expenses were somewhat offset by the increase in SG&A by approximately $3.1 million.

YEAR ENDED JULY 31, 2003 COMPARED TO YEAR ENDED JULY 31, 2002

     Operating Revenues. Consolidated operating revenues decreased 84% between periods from $43 million for the year ended July 31, 2002 to $7 million for the year ended July 31, 2003.

     Carrier services revenues decreased approximately $34.7 million, or 84% from the year ended July 31, 2002 to the year ended July 31, 2003. The decrease in carrier services revenue during fiscal 2003 can mainly be attributed to the idling of our network during December 2002. As result we did not generate any revenue from this source during the last six months of fiscal year 2003. During the same six-month period in fiscal year 2002, we generated approximately $21 million or approximately 50% of the total yearly carrier services revenue.

     Network services revenues decreased approximately 79% or $1.5 million from the year ended July 31, 2002 to the year ended July 31, 2003. The primary reason for the decrease in revenue is attributed to the decrease in network services customers from 25 customers during fiscal 2002 to 1 customer during fiscal 2003. The decrease in customers is attributed to the sale of our network services customer base during the second quarter of fiscal 2003.

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

     Depreciation and Amortization. Depreciation and amortization decreased by approximately 37% or $726,000 between periods. The decrease in depreciation and amortization can be attributed to the complete depreciation and impairment of our equipment during fiscal 2003.

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

     Loss from discontinued operations. Loss from discontinued operations decreased by $5.9 million between periods, from $8.8 million to $2.9 million during the fiscal year ended July 31, 2003. During fiscal year 2003, we recognized loss from discontinued operations of approximately $2.9 associated with Mexico Telco operations. During fiscal year 2002 we recognized a gain from discontinued operations of approximately $399,000 related to the discontinued operations of the E-commerce operations. Additionally, during fiscal year 2002, we also recognized approximately $9,215,000 of loss from discontinued operations related to the Mexico Telco operations. The Mexico Telco loss from discontinued operations during fiscal year 2002 can mainly be attributed to the recognition of the impairment loss of Computel's goodwill of approximately $3.3 million. Additionally, during fiscal year 2002 we incurred $1.5 million in interest expense associated with the IBM capital lease

     Net gain or loss from sale of discontinued operations. During fiscal year 2003, we recognized a loss from sale of discontinued operations of approximately $962,000 attributable to the loss on the sale of ATSI Mexico and Sinfra. Additionally, during fiscal year 2002, we recognized a gain from the sale of discontinued operations of approximately $1,082,000 associated with gain on sale of GlobalScape.

     Preferred Stock Dividends. During the year ended July 31, 2003, we recorded approximately $653,000 of non-cash dividends related to our cumulative convertible preferred stock. This compares unfavorably to approximately $472,000 of non-cash dividends recognized during the year ended July 31, 2002. The increase is mainly attributed to the accrual of approximately $284,000 of preferred stock dividends in relation to the redemption letter received from the Series D Preferred Shareholder during fiscal year ended July 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash  (used  in)/  provided by operating activities:  During the year ended
July 31, 2004, operations consumed approximately $457,000 in cash. This cash consumed by operations is primarily due to net losses of approximately $8,469,000 incurred during fiscal 2004. The net losses were somewhat offset by the increase in accounts payable of approximately $272,000, increase in accrued liabilities of approximately $162,000 and the recognition of approximately $107,000 of losses on an unconsolidated affiliate. The increase in accrued liabilities and accounts payable is primarily due to the company recognizing approximately $122,000 in interest expense associated with various notes and the accrual of professional fees and board fees of approximately $125,000. Additionally, we recognized approximately $7,053,000 in non-cash compensation expense associated with the issuance of warrants for services related to the consulting agreements entered into with two individuals. In addition, during the year ended July 31, 2004, we determined that the estimated future cash flows expected from the concession license would be less than its carrying value. As a result we recorded an impairment loss of approximately $702,000 to reduce the record value of the concession license. Currently we are not generating sufficient revenues from operations to cover our monthly operating salaries and general and administrative expense.

     Cash provided by investing activities: During the year ended July 31, 2004, the Company acquired the NexTone Communications Session Controller (soft-switch) for $130,000. The NexTone soft-switch includes a network analysis and reporting system that provides a comprehensive set of management tools to engineer and translate VoIP traffic routing tables and is also capable of processing approximately 30 million minutes per month of VoIP traffic.

     Additionally, during fiscal 2004 we received $187,000 in payments from Telemarketing de Mexico S.A de C.V. associated with the agreed amounts under the "Share purchase Agreement" dated May 22, 2003 where we agreed to sell 51% of our ownership in ATSI Comunicaciones S.A de C.V., which owns a 30 year concession license. The concession license allows for the installation and operation of a public telecommunications network throughout Mexico.

     Furthermore, during the year ended July 31, 2004 we invested approximately $47,000 in ATSI Comunicaciones S.A. de C.V. The proceeds were utilized by ATSICOM to pay payroll taxes and professional services, which were previously agreed to in the sale of ATSICOM to Telemarketing.

     Cash provided by / (used in) financing activities: During the fiscal year ended July 31, 2004 we received approximately $410,000 for the issuance of debt and warrant options. Additionally, during the fiscal year ended July 31, 2004 we made debt payments of approximately $9,000 to our creditors, for an outstanding note.

     Overall, our net operating, investing and financing activities during the year ended July 31, 2004 provided a decrease of approximately $46,000 in cash balances. We intend to cover our monthly operating expenses with our remaining available cash. Additionally, we will continue to pursue additional equity offerings to cover our deficiencies in cash reserves. However, there is no assurance that we will be able to secure the equity offerings required to supplement our deficiencies in cash reserves.

Working Capital and liabilities

     Our working capital deficit at July 31, 2004 was approximately $18,948,000. This represents a decrease of approximately $151,000 from our working capital deficit at July 31, 2003. The decrease can primarily be attributed to the settlement of various liabilities through the issuance of common stock, these liabilities were mainly associated with professional services incurred during fiscal 2003. Our working capital deficit at July 31, 2004 included approximately $12,354,000 related to the pre-petition liabilities (net of assets), associated with ATSI-Texas and TeleSpan, the two subsidiaries under Chapter 7 Bankruptcy. The pre-petition liability balance is composed primarily of the following:

     - $3 million in debt owed to IBM Corporation associated to a capital lease;
     - $1.3 million in debt to Northern Telecom, a subsidiary of Nortel Networks, associated with some telecommunications equipment acquired during fiscal year 2001;
     - $5.1 million in debt to various international and domestic telecommunications carriers for services provided during fiscal year 2002 and 2003;
     -    $250,000  in  property  taxes  to  various  taxing  entities,
     -    $550,000  to  Universal  Service  Fund  for  telecommunication  taxes;
     -    $250,000  in  a  note  payable;  and
     - $2.4 million associated with rent expense, salaries and wages and professional services to various entities.

Our working capital deficit after exclusion of the pre-petition liabilities is approximately $6,594,000.

     Our current obligations also include approximately $1,403,000 owed to the former owners of Grupo Intelcom, S.A. de C.V., the entity purchased by the Company in July 2000 and through which the Company obtained its Mexican long distance concession. Of this amount, $357,000 is included in notes payable and the additional $1,046,000 is included in accrued liabilities.

     Our current liabilities also include approximately $1,138,000 associated with the Series D Cumulative preferred stock. Of this balance, $942,000 is associated with the full redemption of this security and $196,000 is related to the accrued dividends as of July 31, 2004.

     Our current liabilities include approximately $1,275,000 associated with the Series E Cumulative preferred stock. Of this balance, $1,058,000 is associated with the full redemption of this security and $217,000 is related to the accrued dividends as of July 31, 2004. During the fiscal year ended July 31, 2003, the Company was de-listed from AMEX and according to the terms of the Series E Cumulative preferred stock Certificate of Designation, if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX the Series E preferred stockholder could request a mandatory redemption of the total outstanding preferred stock. As of the date of this filing we have not received such redemption notice.

     On October 31, 2002 we filed a lawsuit in the Southern District Court of New York against two financial institutions, Rose Glen Capital and Shaar Fund, the holders of Series D and E Redeemable Preferred Stock, for stock fraud and manipulation. These liabilities combined for a total of approximately $2,413,000. Accounting rules dictate that these liabilities remain in our books under Current Liabilities until the lawsuit is resolved in the judicial system or otherwise. At this time we cannot predict the outcome or the time frame for this to occur.

     We also have approximately $1,152,000 of current liabilities (net of assets) associated to the discontinued operations of the retail services unit. This balance is mainly composed of approximately $453,000 owed to the Mexican taxing authorities related to a note assumed through the acquisition of Computel and approximately $699,000 related to income taxes owed as of July 31, 2004.

Ongoing  operations

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

     As outlined in Note 6 to the financial statements, we have incurred amounts of debt to finance our working capital requirements. During fiscal 2004, we borrowed a total of $410,500 from Recap Marketing & Consulting, LLP, to fund our operating expenses, reincorporation related expenses and other corporate expenses. This debt will be applied to the payment of warrants issued to Recap Marketing & Consulting, LLP.

     Furthermore, during fiscal 2004, we also relied on cash payments received of $187,000 from Telemarketing de Mexico S.A de C.V. (Telemarketing) to fund our operating expenses. These funds were received in accordance with the "Share Purchase Agreement" entered with Telemarketing on May 22, 2004. Under the agreement we sold to Telemarketing 51% of our Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. (ATSICOM), which owns a 30-year concession license to install and operate a public telecommunications network throughout Mexico. Under the agreement we received an initial payment of $194,000. The agreement also required, a $200,000 payment associated with ATSICOM'S liabilities and the remaining purchase price of $747,000 to be paid as follows:

     -    From May 2003 Telemarketing paid ATSI $20,750 per month for 12 months;
          and
     - In May 2004, ATSI was scheduled to receive from Telemarketing $20,750 per month for 24 months, contingent on ATSI generating 20,750,000 minutes of monthly traffic through ATSICOM's network. In the event the Company did not reach the above-mentioned volume of monthly minutes, the monthly payment were to be adjusted based on the percentage of the shortfall in minutes, until Telemarketing pays the total purchase price.

     In addition to the signing of the "Share Purchase Agreement" on May 22, 2003 with Telemarketing we also entered into a three-year Carrier Service
Agreement with DialMex, LLC ("DialMex"), a U.S.-based telecommunications carrier, and Telemarketing. Under the Carrier Service Agreement we had access to DialMex's VoIP network to transport and terminate voice and fax communications over the Internet. This agreement was intended to allow us to meet the requirement of generating and transporting 20,750,000 minutes of monthly traffic through ATSICOM's network, as stipulated under the Share Purchase Agreement with Telemarketing.

     During fiscal 2004 we experienced difficulties with DialMex's network, due primarily to deficiencies in their network capacity, call interruptions and limited traffic routing selections. Additionally ATSI Comunicaciones S.A de C.V. has not been able to complete the required interconnections with other Mexican carriers, to process domestic and international VoIP traffic. As a result, we have not been able to generate the monthly minutes required under the Telemarketing agreement. Consequently, we have not received any payments from Telemarketing since May 2004. Currently we are in negotiations with Telemarketing to amend the Share Purchase Agreement for the remaining balance owed to us of approximately $498,000. Additionally, we are currently in discussions with DialMex and the principal owners of Telemarketing to join resources and network expertise for the purpose of correcting the problems with DialMex's network and build a more robust and efficient network.

     During the fourth quarter of fiscal 2004, we initiated our efforts to correct the various problems experienced with the DialMex network by acquiring a VoIP soft-switch from NexTone Communications, Inc. The acquisition of the NexTone soft-switch has allowed us to interconnect directly to foreign and US carriers and diversify our traffic. During fiscal 2005 we initiated the interconnection of our soft-switch to DialMex's network for routes into Mexico that meet our standards for cost and quality. The NexTone soft-switch is capable of processing approximately 30 million minutes per month, it also includes a network analysis and reporting system that provides a comprehensive set of management tools to engineer, translate VoIP traffic routing tables and route our traffic efficiently. We believe that the acquisition of the VoIP soft-switch will allow us to correct the various network problems experienced with the DialMex network.

     The following summarizes the Company's contractual obligations at July 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                 LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATIONS  TOTAL     1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------  ------  ----------  ----------  ----------  ----------
Operating Lease
Obligations               6,840       6,840           -           -           -
                         ------  ----------  ----------  ----------  ----------
Total                    $6,840  $    6,840  $        -  $        -  $        -
                         ======  ==========  ==========  ==========  ==========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Commodity  Price  Risk:  The  carrier services market is an extremely price
     ----------------------
sensitive environment. The carrier services business over the past twelve months has seen significant reductions in the price per minute charged for transporting minutes of traffic. We might not be able to withstand these pricing pressures as certain of our competitors are much larger and better positioned to withstand these price reductions. Our ability to absorb these price reductions may be dependent on our ability to further reduce our costs of transporting these minutes.

     Equity Price Risks:  Until such time as we are able to consistently produce
     ------------------
positive cash flows from operations, we will be dependent on our ability to continue to access debt and equity sources of capital. While history has shown us capable of raising equity sources of capital; future equity financings and the terms of those financings will be largely dependent on our stock price, our operations and the future dilution to our stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----

CONSOLIDATED FINANCIAL STATEMENTS OF ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES

     Report of Malone and Bailey, PLLC. . . . . . . . . . . . . . . . . . . . . . . . . . .    27
     Report of Tanner + Co. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28
     Consolidated Balance Sheet as of July 31, 2004 and 2003. . . . . . . . . . . . . . . .    29
     Consolidated Statements of Operations for the Years Ended July 31, 2004, 2003 and 2002    30
     Consolidated Statements of Comprehensive Loss for
       the Years Ended July 31, 2004, 2003 and 2002 . . . . . . . . . . . . . . . . . . . .    31
     Consolidated Statements of Stockholders' Deficit for
       the Years Ended July 31, 2004, 2003 and 2002 . . . . . . . . . . . . . . . . . . . .    32
     Consolidated Statements of Cash Flows for the Years Ended July 31, 2004, 2003 and 2002    33
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .    34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ATSI COMMUNICATIONS, INC.

We have audited the consolidated balance sheet of ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES as of July 31, 2004 and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the year ended July 31, 2004. These consolidated financial statements are the responsibility of ATSI's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES as of July 31, 2004 and the consolidated results of their operations and their cash flows for the year ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that ATSI will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, ATSI has a working capital deficit, has suffered recurring losses and has a stockholders' deficit. These conditions raise substantial doubt about ATSI's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston,  Texas

October 25, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ATSI COMMUNICATIONS, INC.

We have audited the consolidated balance sheet of ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES as of July 31, 2003, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the years ended July 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES as of July 31, 2003, and the consolidated results of their operations and their cash flows for the years ended July 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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

                                               /S/ TANNER+  CO.

                                               SALT  LAKECITY,  UTAH
                                               OCTOBER 3, 2003

                                          ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
            (in thousands, except share information, which have been adjusted to reflect the reverse split)
                                                                                                         July 31,    July 31,
                                                                                                           2004        2003
                                                                                                        ----------  ----------
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                                                               $      94   $     140
Accounts receivable                                                                                            29           7
Note receivable-current portion                                                                                 -         187
Prepaid & other current assets                                                                                 26           6
                                                                                                        ----------  ----------
  Total current assets                                                                                        149         340
                                                                                                        ----------  ----------

PROPERTY AND EQUIPMENT                                                                                        130           -
Less - Accumulated depreciation and amortization                                                               (9)          -
                                                                                                        ----------  ----------
  Net property and equipment                                                                                  121           -
                                                                                                        ----------  ----------

OTHER ASSETS, net
Note receivable                                                                                                 -         100
Investment in joint venture                                                                                     -         663
                                                                                                        ----------  ----------
  Total assets                                                                                          $     270   $   1,103
                                                                                                        ==========  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
Pre-petition liabilities of bankrupt subsidiaries, net of assets                                        $  12,354   $  12,453
Accounts payable                                                                                              503         356
Accrued liabilities                                                                                         1,622       2,559
Notes payable                                                                                                 778         445
Convertible debentures                                                                                        275         275
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and outstanding             1,138       1,093
Series E Cumulative Preferred Stock, 10,000 shares authorized and 1,170 shares issued and outstanding       1,275       1,209
Liabilities from discontinued operations, net of assets                                                     1,152       1,152
                                                                                                        ----------  ----------
  Total current liabilities                                                                                19,097      19,542
                                                                                                        ----------  ----------

  Total long-term liabilities                                                                                  20           9

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 3,750 and 4,370 shares
issued and outstanding, respectively                                                                            -           -
Series F Cumulative Convertible Preferred Stock, 10,000 shares authorized, 0 and 7,260 shares
issued and outstanding, respectively                                                                            -           -
Series G Cumulative Convertible Preferred Stock, 42,000 shares authorized, 0 and 6,500 shares
issued and outstanding, respectively                                                                            -           -
Series H Convertible Preferred Stock, 16,000,000 shares authorized, 14,385,661 and 0 shares
issued and outstanding, respectively                                                                           14           -
Common stock, $0.001, 150,000,000 shares authorized, 2,918,532 and 1,036,386 (Adjusted to reflect
reverse-split) issued and outstanding, respectively                                                             3           1
Additional paid in capital                                                                                 69,178      61,124
Accumulated deficit                                                                                       (88,544)    (80,075)
Other comprehensive Income                                                                                    502         502
                                                                                                        ----------  ----------
  Total stockholders' deficit                                                                             (18,847)    (18,448)
                                                                                                        ----------  ----------
  Total liabilities and stockholders' deficit                                                           $     270   $   1,103
                                                                                                        ==========  ==========

                     See accompanying summary of accounting policies and notes to financial statements

                                ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Twelve months ended July 31,
                                                       2004            2003               2002
                                                  --------------  --------------  ----------------
OPERATING REVENUES:
  Services
    Carrier services                              $       1,020   $       6,532   $        41,190
    Network services                                        234             417             1,956
                                                  --------------  --------------  ----------------

    Total operating revenues                              1,254           6,949            43,146

OPERATING EXPENSES:
    Cost of services (exclusive of depreciation
    and amortization, shown below)                        1,071           6,244            39,077
    Selling, general and administrative                   7,942           4,803             6,866
    Impairment expense                                      702             418             3,119
    Bad debt expense                                          4              35               388
    Depreciation and amortization                            20           1,229             1,955
                                                  --------------  --------------  ----------------

    Total operating expenses                              9,739          12,729            51,405
                                                  --------------  --------------  ----------------


OPERATING LOSS                                           (8,485)         (5,780)           (8,259)

OTHER INCOME (EXPENSE):
  Other income (expense), net                                 7             (25)            1,868
  Debt forgiveness income                                   257               -                 -
  Loss on an unconsolidated affiliate                      (107)              -                 -
  Interest expense                                         (166)         (1,377)             (393)
  Gain/(loss) from sale of assets                            25          (1,520)                -
                                                  --------------  --------------  ----------------

    Total other income (expense)                             16          (2,922)            1,475

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                             (8,469)         (8,702)           (6,784)

NET LOSS FROM DISCONTINUED
OPERATIONS                                                    -          (2,919)           (8,815)
NET LOSS FROM THE SALE OF DISCONTINUED
OPERATIONS                                                    -            (962)            1,082
                                                  --------------  --------------  ----------------

NET LOSS                                                 (8,469)        (12,583)          (14,517)

LESS: PREFERRED DIVIDENDS                                  (306)           (653)             (472)
                                                  --------------  --------------  ----------------

NET LOSS TO COMMON STOCKHOLDERS                         ($8,775)       ($13,236)         ($14,989)
                                                  ==============  ==============  ================

BASIC AND DILUTED LOSS PER SHARE                         ($7.31)        ($13.01)          ($17.37)
                                                  ==============  ==============  ================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 1,199,892       1,017,670           862,750
                                                  ==============  ==============  ================

          See accompanying summary of accounting policies and notes to financial statements

                                ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                             (In thousands)

                                                            For the twelve months ended July 31,
                                                         2004              2003              2002
                                                   -----------------  ---------------  ----------------
Net loss to common stockholders

  Other comprehensive income (loss), net of tax:            ($8,775)        ($13,236)         ($14,989)

  Foreign currency translation adjustment                         -            1,139               611
                                                   -----------------  ---------------  ----------------

Comprehensive loss to common stockholders                   ($8,775)        ($12,097)         ($14,378)
                                                   =================  ===============  ================

                              See accompanying summary of accounting policies
                                     and notes to financial statements

                                           ATSI COMMUNICATIONS, INC.

                                                AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                    Preferred Stock      Common Stock      Additional      Accumulated
                                                    ------------------  ---------------
                                                      Shares    Amount  Shares  Amount    Paid In Capital     Deficit
                                                    --------------------------------------------------------------------
BALANCE, JULY 31, 2001                                     18        -     773  $     1  $         58,011      ($52,503)
Issuances of common shares for cash                                          8                        220
Issuances of common shares for services                                      0                         10
Issuances of common shares for acquisition                                  11                       (980)
Issuances of preferred stock                                                                          (26)
Conversion of preferred stock                                              155                      2,400
Notes receivable from shareholders                                           3                         12
Dividends                                                                                                          (472)
Compensation expense                                                                                    0
Expiration of warrants                                                                                338
Cumulative effect of translation adjustment
Net loss                                                                                                        (14,517)
                                                    --------------------------------------------------------------------
BALANCE, JULY 31, 2002                                     18        -     950  $     1  $         59,985      ($67,492)
                                                    --------------------------------------------------------------------
Issuances of common shares for services                                     33                        174
Conversion of redeemable preferred stock                                    53                        691
Dividends                                                                                            (653)
Cumulative effect of translation adjustment
Net loss                                                                                                        (12,583)
                                                    --------------------------------------------------------------------
BALANCE, JULY 31, 2003                                     18        -   1,036  $     1  $         60,197      ($80,075)
                                                    --------------------------------------------------------------------
Issuances of common shares for preferred shares                            913        1               859
Issuance of common shares for services                                                                  2
Issuances of common shares for cash                                        567        1                 5
Conversion of redeemable preferred stock                  (14)             401                        353
Preferred stock dividend in conjunction with split     14,385       14                                (14)
Dividends                                                                                            (306)
Warrant expense                                                                                     7,053
Net loss                                                                                                         (8,469)
                                                    --------------------------------------------------------------------
BALANCE, JULY 31, 2004                                 14,389       14   2,917  $     2  $         68,148      ($88,544)
                                                    ====================================================================


                                                                    Cumulative
                                                      Warrants     Translation       Deferred          Total
                                                     Outstanding    Adjustment     Compensation    Stockholders'
                                                    -------------------------------------------------------------
BALANCE, JULY 31, 2001                              $      1,369        ($1,247)           ($12)  $        5,619
Issuances of common shares for cash                                                                          220
Issuances of common shares for services                                                                       10
Issuances of common shares for acquisition                                                                  (980)
Issuances of preferred stock                                                                                 (26)
Conversion of preferred stock                                                                              2,400
Notes receivable from shareholders                                                                            12
Dividends                                                                                                   (472)
Compensation expense                                                                         12               12
Expiration of warrants                                      (338)                                              -
Cumulative effect of translation adjustment                                 611                              611
Net loss                                                                                                 (14,517)
                                                    -------------------------------------------------------------
BALANCE, JULY 31, 2002                              $      1,031          ($636)  $           0          ($7,111)
                                                    -------------------------------------------------------------
Issuances of common shares for services                                                                      174
Conversion of redeemable preferred stock                                                                     691
Dividends                                                                                                   (653)
Cumulative effect of translation adjustment                               1,139                            1,139
Net loss                                                                                                 (12,583)
                                                    -------------------------------------------------------------
BALANCE, JULY 31, 2003                              $      1,031   $        503   $           0         ($18,344)
                                                    -------------------------------------------------------------
Issuances of common shares for preferred shares                                                              860
Issuance of common shares for services                                                                         2
Issuances of common shares for cash                                                                            6
Conversion of redeemable preferred stock                                                                     353
Preferred stock dividend in conjunction with split                                                             -
Dividends                                                                                                   (306)
Warrant expense                                                                                            7,053
Net loss                                                                                                  (8,469)
                                                    -------------------------------------------------------------
BALANCE, JULY 31, 2004                              $      1,031   $        503   $           0         ($18,846)
                                                    =============================================================

                  See accompanying summary of accounting policies and notes to the financial statements

                                ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (In thousands)


                                                                      Twelve months ended July 31,
                                                                    2004        2003           2002
                                                                  ---------  ----------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                           ($8,469)   ($12,583)         ($14,517)
Adjustments to net loss
    Issuance of warrants for services                                7,053           -                 -
    Impairment loss                                                    702         418             6,432
    Loss on an unconsolidated affiliate                                107           -                 -
    Depreciation and amortization                                       19       1,739             4,599
    Provision for losses on accounts receivable                          4         106               433
    Issuance of common stock for services                                2           -                10
  Debt forgiveness income                                             (257)          -                 -
  Loss on the disposal of property & equipment                           -       1,009                 -
  Loss on the sale of ATSIMEX & SINFRA                                   -         962                 -
    Foreign currency loss                                                -         661                 -
  Loss on the sale of 51% of ATSICOM                                     -         511                 -
    Loss on investment in ATSICOM                                        -          14                 -
    Deferred compensation                                                -           -                12
    Minority interest                                                    -           -              (244)
  Gain on the sale of GlobalScape                                        -           -            (1,082)
  Gain on the restructuring of the IBM debt                                                       (1,860)
   Changes in operating assets and liabilities:
    (Increase)  Decrease in accounts receivable                        (21)        719               786
    (Increase) Decrease in prepaid expenses and other                  (31)        583               248
    Increase in accounts payable                                       272       3,179             3,911
    Increase in accrued liabilities                                    162       2,919               780
    (Decrease) in deferred revenue                                       -        (108)              (17)
                                                                  ---------  ----------  ----------------
Net cash (used in) / provided by operating activities                 (457)        129              (509)
                                                                  ---------  ----------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash proceeds from sale of ATSICOM                                   187         440                 -
  Investment in joint venture  in ATSICOM                              (47)          -                 -
  Purchases of property & equipment                                   (130)       (281)           (1,092)
  Cash proceeds from sale of ATSIMEX & SINFRA                            -          18                 -
  Acquisition of business, net of assets                                 -           -               (54)
  Cash proceeds from sale of GlobalScape                                 -           -             2,250
                                                                  ---------  ----------  ----------------
Net cash provided by investing activities                               10         177             1,104
                                                                  ---------  ----------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                       410          25               358
  Debt payments                                                         (9)          -               (65)
  Capital lease payments                                                 -         (87)           (1,158)
  Payment of expenses related to the issuance of preferred stock         -         (12)              (26)
  Proceeds from issuance of common stock                                 -           -               220
  Payment of expenses related to the issuance of common stock            -         (95)                -
                                                                  ---------  ----------  ----------------
Net cash provided by / (used in) financing activities                  401        (169)             (671)
                                                                  ---------  ----------  ----------------
NET (DECREASE) INCREASE IN CASH                                        (46)        137               (76)
CASH AND CASH EQUIVALENTS, beginning of period                         140           3                12
CASH AND CASH EQUIVALENTS, Allocated to discontinued operations          -           -                67
                                                                  ---------  ----------  ----------------
CASH AND CASH EQUIVALENTS, end of period                          $     94   $     140   $             3
                                                                  =========  ==========  ================

            See accompanying summary of accounting policies and notes to financial statements

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: ATSI Communications, Inc. ("ATSI") was incorporated in Nevada on May 24, 2004. ATSI is an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services to carriers and telephony resellers around the world. ATSI's continuing operations consist of VoIP wholesale business and network services. ATSI provides transmission and termination services to U.S. and Foreign telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform with the current year presentation.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements have been prepared on the accrual basis of accounting under accounting principles generally accepted in the United States (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS. For purposes of the statement of cash flows, ATSI considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION. ATSI derives revenue from both Carrier Services and Network Services. Revenue is recognized when persuasive evidence of an arrangement exists, service or network capacity has been provided, the price is fixed or determinable, collectibility is reasonably assured and there are no significant obligations remaining.

     Carrier Service: ATSI provides transmission and termination services to U.S. and Foreign telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically these telecommunications companies offer their services to the public for local and international long distance services. Carrier service revenue is derived through transporting and terminating minutes of telecommunications traffic over ATSI's owned or leased VoIP network (Voice over Internet Protocol). ATSI recognizes revenue in the period the service is provided, net of revenue reserves for potential billing credits. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call.

     Network Service: ATSI offers private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers multiple international offices and branches. Network service revenue is derived from the network capacity provided to customers to connect their multiple sites or locations throughout Latin America to transport data, voice and fax transmissions.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was no allowance for doubtful accounts as of July 31, 2004.

NOTE RECEIVABLE. ATSI has an unrecorded note receivable from Telemarketing de Mexico S.A de C.V. for the sale of 51% of ATSI Comunicaciones S.A de C.V. Under the terms of the "Share Purchase Agreement" dated May 24, 2003, ATSI is scheduled to receive from Telemarketing $20,750 per month for 24 months beginning in May 2004, contingent on ATSI generating 20,750,000 minutes of monthly traffic through ATSICOM's network. In the event the ATSI does not reach the above-mentioned volume of monthly minutes, the monthly payments were to be adjusted based on the percentage of the shortfall in minutes, until Telemarketing pays the total remaining purchase price of $498,000. Currently, ATSI has as a collateral on this note 10% of ATSICOM's stock, which was part of the "Share Purchase Agreement" with Telemarketing.

During fiscal 2004 ATSI experienced difficulties with DialMex's network, due primarily to deficiencies in DialMex's network capacity, call interruptions and limited traffic routing selections. Additionally ATSI Comunicaciones S.A de C.V. has not been able to complete the required interconnections with other Mexican carriers, to process domestic and international VoIP traffic. As result, ATSI has not been able to generate the monthly minutes required under the Telemarketing agreement. Consequently, ATSI has not received any payments from Telemarketing since May 2004. Currently ATSI is in negotiations with Telemarketing to amend the "Share Purchase Agreement" for the remaining balance owed to us of approximately $498,000. Currently ATSI is in discussions with DialMex and the principal owners of Telemarketing to join resources and network expertise to correct the problems experienced with the DialMex Network and build a more robust and efficient network.

DIRECT COST OF REVENUE:

     Carrier Services: Under carrier services ATSI incurs termination charges. These charges are related to the fees that ATSI is charged by carriers / vendors for the termination of phone calls into their infrastructure and network to terminate traffic in Mexico, Asia, the Middle East and Latin America. The cost is based on a per minute rate and volume. ATSI also incurs installation charges from various carriers; this cost is passed on to customers for the connection to the VoIP network from ATSI's carriers.

     Network Services: Under network services, ATSI incurs satellite and fiber optic charges. The satellite and fiber optic charges are incurred as part of the connection links between the customer's different remote locations and sites to transmit data, voice and Internet services.

PROPERTY AND EQUIPMENT is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are one to five years.

IMPAIRMENT OF LONG-LIVED ASSETS. ATSI reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. ATSI assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

     - During the year ended July 31, 2004, in accordance with U.S. GAAP we determined that the estimated cash flows expected from the concession license would be less than the recorded value. As a result we recorded an impairment loss of approximately $702,000 to reduce the recorded value of the concession license.

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY. On May 22, 2003 ATSI sold 51% of its interest in ATSI Comunicaciones S.A de C.V., (ATSI COM) As of July 31, 2003, ATSI has a 49% interest in the profits and equity of ATSICOM, a Mexican Corporation, engaged in providing telecommunications services. During fiscal 2003 ATSI recorded the investment in the unconsolidated subsidiary in conformity with the equity method of accounting. During the year ended July 31, 2004, we have taken a conservative approach and determined that the estimated future cash flows expected from the concession license will be less than its carrying value. As a result ATSI recorded an impairment loss of approximately $702,000 to reduce the record value of the concession license. Although there is no assurance of future value appreciation, the company will conduct a valuation of its investment in the concession license annually and record the determined value, if any, in its financial statements.

INCOME TAXES. ATSI recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. ATSI provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

BASIC AND DILUTED NET LOSS PER SHARE. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended July 31, 2004, 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

STOCK BASED COMPENSATION. ATSI adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No.
123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

ATSI applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in ATSI financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided. The following table illustrates the effect on net loss and net loss per share if ATSI had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    For the Years Ended July 31,
                                       -----------------------------------------------------
                                            2004                 2003               2002
                                       ---------------  ----------------------  ------------
                                             (In thousands, except per share amounts)
Net loss applicable to common
Stockholders                           $       (8,775)  $             (13,236)  $   (14,989)

Deduct: Total stock based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects                  -                    (313)         (794)
                                       ---------------  ----------------------  ------------

Pro forma net loss                             (8,775)                (13,549)      (15,783)
                                       ===============  ======================  ============

Earnings per share
  Basis - as reported                  $        (7.31)  $              (13.01)  $    (17.00)
                                       ===============  ======================  ============
  Basis - pro forma                    $        (7.31)  $              (13.01)  $    (18.00)
                                       ===============  ======================  ============

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                     For the Years Ended July 31,
                                 -------------------------------------
                                    2004         2003         2002
                                 ----------  ------------  -----------
Expected dividends yield              0.00%         0.00%        0.00%

Expected stock price volatility        248%          256%         123%

Risk-free interest rate                  2%         2.70%        4.92%

Expected life of options         1-2 years    3-10 years   3-10 years
                                 ----------  ------------  -----------

There were no options granted to employees during fiscal 2004.The weighted average fair value of options granted during 2003 and 2002 were $8.00 and $5.00, respectively.

CONCENTRATION OF CREDIT RISK Financial instruments that potentially subject ATSI to concentration of credit risk consist primarily of trade receivables. In the normal course of business, ATSI provides credit terms to its customers. Accordingly, ATSI performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management's expectations. ATSI maintains cash in bank deposits accounts, which, at times, may exceed federally insured limits. ATSI has not experienced any losses in such accounts and ATSI does not believe ATSI is exposed to any significant credit risk on cash and cash equivalents.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. ATSI does not expect the adoption of recently issued accounting pronouncements to have a significant impact on ATSI's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ATSI incurred recurring net losses from operations of $8,469,000, $8,702,000 and $6,784,000 in fiscal 2004,
2003 and 2002, respectively, has an accumulated deficit of $89 million and a working capital deficit of $18.9 million as of July 31, 2004. These conditions create substantial doubt as to ATSI's ability to continue as a going concern. Management will continue to pursue financings that may include raising additional capital through sale of common stock, preferred stock, or warrants. The financial statements do not include any adjustments that might be necessary if ATSI is unable to continue as a going concern.

NOTE 3 - PRE-PETITION LIABILITIES (NET OF ASSETS) OF THE BANKRUPT SUBSIDIARIES

ATSI's subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan) filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries were ATSI's primary operating companies and they have ceased operations. These bankruptcies did not include ATSI Communications, Inc., the reporting entity. On July 2, 2003, the U.S. Bankruptcy Court handling the Chapter 7 cases for ATSI Texas and TeleSpan approved the sale of two of their subsidiaries, ATSI de Mexico S.A de C.V. (ATSI Mexico) and Servicios de Infraestructura S.A de C.V. (SINFRA), to Latingroup Ventures, L.L.C. (LGV), a non-related party. Under the purchase agreement LGV acquired all the communication centers and assumed all related liabilities. Additionally, under the agreement, LGV acquired the "Comercializadora" License owned by ATSI Mexico and the Teleport and Satellite Network License and the 20-year Packet Switching Network license owned by SINFRA. The Chapter 7 Bankruptcy Trustee received $17,500, which represents all the proceeds from the sale of these entities. The Chapter 7 Bankruptcy Trustee will manage the designation of these funds for the benefit of the creditors of ATSI Texas and TeleSpan. Upon liquidation of all the assets owned by ATSI Texas and TeleSpan, the Chapter 7 Trustee will negotiate all claims with creditors. ATSI has not received any creditor objections to these court proceedings.

The following represents the pre-petition liabilities of bankrupt subsidiaries, net of assets:

                              ATSI Texas and TeleSpan
                                  (in thousands)

                                     July 31, 2004      July 31, 2003
                                 -----------------  -----------------
CURRENT LIABILITIES:
Accounts payable                 $           7,496  $           7,492
Accrued liabilities                          2,015              2,015
Notes payable                                  636                636
Capital leases                               2,207              2,207
                                 -----------------  -----------------
  Total current liabilities      $          12,354  $          12,350
                                 -----------------  -----------------

NOTE 4 - PROPERTY AND EQUIPMENT

     Following is a summary of ATSI's property and equipment at July 31, 2004 and 2003 (in thousands):

                                     Depreciable lives   July 31, 2004   July 31, 2003
                                     -----------------  ---------------  -------------
     Telecom equipment & Software            1-5 years  $          130               -
     Total                                                         130               -
     Less: accumulated depreciation                                 (9)              -
                                                        ---------------  -------------
     Net-property and equipment                         $          121               -
                                                        ===============  =============

For the years ended July 31, 2004 and 2003, depreciation and amortization totaled approximately $20,000 and $1,229,000, respectively.

NOTE 5 - ACCRUED LIABILITIES

     Following  is  a  summary  of  ATSI's  accrued  liabilities (in thousands):

                                                     July 31, 2004   July 31, 2003
                                                     --------------  --------------

Alfonso Torres (Mexican concession license)          $        1,047  $        1,003
Christian, Wukoson, Smith & Jewell                                -             869
Dividends series "A", "F" and "G"                               239             396
Audit fees, penalties, rent, wages & payroll taxes              266             260
Convertible debenture interest                                   55              31
Recap Marketing interest                                         15               -
                                                     ------------------------------
TOTAL:                                               $        1,622  $        2,559
                                                     ===============  =============

NOTE 6 - NOTES PAYABLE

During fiscal 2004, ATSI borrowed a total of $410,500 from Recap Marketing & Consulting, LLP and entered into a series of unsecured convertible promissory notes bearing interest at the rate of 12% per annum, with the following maturity dates:

          ORIGINATION DATE    AMOUNT     MATURITY DATE
          ------------------  --------  -----------------

          October 14, 2003    $ 50,000  December 15, 2004
          November 25, 2003     25,000  December 15, 2004
          December 15, 2003     25,000  December 15, 2004
          January 15, 2004      25,000  December 15, 2004
          February 19, 2004     25,000  July 31, 2005
          March 17, 2004        25,000  July 31, 2005
          April 22, 2004        40,000  July 31, 2005
          May 10, 2004          47,500  July 31, 2005
          June 1, 2004          25,000  July 31, 2005
          June 21, 2004         47,500  January 21, 2005
          July 7, 2004          25,000  January 7, 2005
          July 30, 2004         50,000  January 30, 2005
                              --------
                      TOTAL:  $410,000
                              --------

In November 2001, ATSI entered into a note payable, in the amount of $357,000 with the former owners of the concession license that was purchased in July 2000. The note called for principal payments of approximately $51,000 per month plus accrued interest. The note, which accrues interest at the rate of prime plus 2%, matured July 19, 2002. On October 1, 2002, the note was amended in its entirety with a revised maturity date of April 2006 and an amended interest rate of 7.75%. The revised note calls for equal monthly payments of principal and interest in the amount of approximately $9,000. During Fiscal 2004 and 2003, ATSI did not make any payments; therefore the note is in technical default and has been classified as current. The holders of this note can demand full payment of the total outstanding principal balance and accrued interest. As of the date of this filing, the holders of this note have not demanded full payment on this note. Currently ATSI is in negotiations with the note holders to satisfy this obligation in an exchange for equity in ATSI. However, there can be no assurance that a favorable agreement will be reached.

In December 2002, ATSI entered into a note payable with a related party, a director of ATSI, in the amount of $25,000. The note called for 12 monthly payments of approximately $2,000 including interest, commencing on February 1, 2003. The note has an annual interest rate of 7% and a maturity date of January 1, 2004. Additionally, during fiscal 2004 ATSI made payments towards this note for approximately $9,000.Currently ATSI is in negotiations with the note holders to extend its maturity date. However, there can be no assurance that a favorable agreement will be reached.

NOTE 7 - WARRANTS

On October 13, 2003, ATSI entered into consulting agreements with Recap Marketing & Consulting, LLP that provide for the issuance of compensation warrants to purchase a total of 3,900,000 shares of ATSI's common stock at prices as indicated in the following table. These warrants expire on November 30, 2005. During fiscal 2004 ATSI recognized $7,052,999 of non-cash compensation expense associated with the issuance of these warrants.

                    Common     Exercise
                    Shares       Price
                    ---------  ---------
                    2,000,000  $    0.01
                      800,000  $    0.25
                      850,000  $    0.50
                      250,000  $    0.75

During fiscal 2004, Recap Marketing & Consulting, LLP exercise the following warrants:

                            Exercise     Common
          Exercise Date       Price      Shares
          -------------     ----------  -------

          June 21, 2004     $    0.01   150,000
          July 12, 2004     $    0.01   208,000
          July 27, 2004     $    0.01   208,574
                                        -------
                                TOTAL:  566,574
                                        -------


MODIFICATION  OF  NON-EMPLOYEE  AWARDS  ACCOUNTED  FOR  UNDER  FAS  123
-----------------------------------------------------------------------

ATSI granted 3,900,000 warrants to outsiders in 2004 where the warrant agreements contained a provision whereby the number of neither the warrant amount nor the exercise price would be adjusted by reverse splits. Effective May 24, 2004, ATSI authorized a 1 for 100 reverse split. This triggered a modification for this award. A modification of the terms of an award that makes it more valuable shall be treated as an exchange of the original award for a new award. In substance, the entity repurchases the original instrument by issuing a new instrument of greater value, incurring additional compensation cost for that incremental value. The incremental value shall be measured by the difference between (a) the fair value of the modified option determined in accordance with the provisions of this section and (b) the value of the old option immediately before its terms are modified, determined based on the shorter of (1) its remaining expected life or (2) the expected life of the modified option. As of July 31, 2004, the additional value totaled $7,052,999, which was recorded as non-cash compensation expense.

NOTE 8 - CONVERTIBLE SUBORDINATED DEBENTURES

During fiscal 2002 ATSI received $275,000 of advances without specific terms of repayment or interest. In January 2003 ATSI issued 275 9% Convertible Subordinated Debentures with a face value of $1,000 each, due January 2005 and warrants to purchase 137,500 shares of common stock in exchange for the $275,000 previously advanced. Each debenture accrues interest at the rate of 9% per annum payable quarterly. The debentures convert into common stock at a conversion price of $13.50 and the warrants are priced at $11.20. At July 31, 2004, ATSI was in default of the terms of the debentures for non-payment of quarterly interest. As of July 31, 2004 ATSI had approximately $55,000 in accrued interest related to these debentures.

NOTE 9 COMMITMENTS AND CONTINGENCIES

In March 2001, Comdisco sued ATSI's subsidiary, ATSI-Texas, for breach of contract for failing to pay lease amounts due under a lease agreement for telecommunications equipment. Comdisco claims that the total amount owed pursuant to the lease was $926,185 and that the lease terms called for 36 months of lease payments. Comdisco is claiming that ATSI-Texas only paid thirty months of lease payments. ATSI-Texas disputes that the amount owed was $926,185 since it received only $375,386 in financing and has paid over $473,000 in lease payments and, thus, believe that it has satisfied its obligation under the lease terms. Comdisco has filed a claim with the United States Bankruptcy Court of the Western District of Texas in which the bankruptcy of ATSI-Texas is pending. We believe that ATSI does not have a liability for the lease payments; additionally we believe that the obligation by ATSI-Texas will be discharged upon completion of the pending Chapter 7 case.

In July 2002, ATSI-Texas was notified by the Dallas Appraisal District that the administrative appeal from the appraisal of the office in the Dallas InfoMart location was denied. The property was appraised at over $6 million dollars. The property involved included a Nortel DMS 250/300 switch, other telecommunications equipment and office furniture and computers. ATSI-Texas was unable to proceed in its appeal of the appraisal due to its failure to pay the taxes under protest. During fiscal 2002 we recorded approximately $260,000 of property tax expense related to the ATSI-Texas InfoMart location. Currently the Dallas County taxing authority has filed a claim with the United

States Bankruptcy Court of the Western District of Texas for approximately $783,843. This amount also included a property tax estimate of approximately $230,572 for calendar year 2003. We believe this amount is incorrect; since all of the property was removed and impaired from the Dallas site as a result of ATSI-Texas filing for protection under Chapter 11 of the Bankruptcy code. We believe that this obligation by ATSI-Texas will be discharged upon the completion of the pending Chapter 7 case.

In October 2002, ATSI filed a lawsuit in the Southern District of New York against several financial parties for stock fraud and manipulation. The case is based on convertible preferred stock financing transactions involving primarily two firms, Rose Glen Capital and the Shaar Fund. ATSI believes that Rose Glenn and the Shaar Fund engaged in a scheme to defraud ATSI into selling multiple series of convertible preferred stock and to manipulate the price of ATSI's stock downward in order to take advantage of increased conversion rates resulting from the decline in stock price. If we receive an adverse decision in this lawsuit, it is likely we would be required to issue a substantial amount of our common shares to our Series D and Series E preferred holders and the current owners of our common shares would be substantially diluted.

In June 2003, ATSI filed a lawsuit in the 150th Judicial District Court, Bexar County, Texas against NIFTI Communications Systems, LLC. for breach of contract, fraudulent misrepresentation, and negligent misrepresentation relating to a letter of intent for NIFTI to acquire the concession license in Mexico owned by ATSICOM. NIFTI failed to provide proof of funding to consummate this transaction, lacked interest in the transaction and failed to commit to a definite date for the completion of this transaction. As a result this transaction was never consummated and in May 2003 we sold 51% of ATSICOM's stock to Telemarketing de Mexico S.A de C.V. In July 21, 2003, NIFTI counterclaimed for damages allegedly arising from ATSI failing to provide all the proper documentation associated with concession license liabilities, accounting and requirements by the Mexican Government. During fiscal 2004, the parties reached a settlement and agreed to dismiss both lawsuits without compensation.

In December 2003, ATSI filed a cause of action in the 407th Judicial District of Bexar County, Texas against James C. Cuevas, Raymond G. Romero, Texas Workforce Commission, ATSI-Texas and Martin W. Seidler seeking judicial review on the decision issued by the Texas Workforce Commission awarding a claim for unpaid wages against ATSI. ATSI is vigorously pursuing this action but cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

In January 2004, ATSI filed a petition in the 150th Judicial District of Bexar County, Texas against Inter-tel.net, Inc. and Vianet Communications, Inc. d/b/a Inter-tel.net seeking declaratory relief that ATSI Communications, Inc. is not bound by the Carrier Services Agreement between Vianet Communications, Inc. and ATSI-Texas. On February 27, 2004 the Bankruptcy Court in the ATSI-Texas Bankruptcy case allowed Vianet Communications, Inc. to amend its claim against ATSI-Texas that was pending in the Bankruptcy of ATSI-Texas and assert its claims for breach of contract against ATSI. The Bankruptcy Court then ordered the lawsuit to be remanded back to the state court for hearing. ATSI is the plaintiff in this case and is seeking a declaratory relief from the Bexar County court. Currently we cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

ATSI is also a party to additional claims and legal proceedings arising in the ordinary course of business. We believe it is unlikely that the final outcome of any of the claims or proceedings to which we are a party would have a material adverse effect on ATSI's financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on our results of operations in the period in which it occurred.

NOTE 10 - EQUITY

COMMON  STOCK
-------------

During the year ended July 31, 2004, prior to the reincorporation to the state of Nevada ATSI issued 401,130 common shares. Of this total, 101,786 shares were issued as a result of the conversions of ATSI's Series F Preferred

Stock and accumulated dividends, 297,974 shares were issued as a result of the conversion of ATSI's Series G Preferred Stock and accumulated dividends, 1,205 shares were issued as a result of the conversion of ATSI's Series A Preferred Stock and 165 shares were issued for services rendered to ATSI. ATSI has not registered the shares issued for services rendered, nor does ATSI have any obligation to register such shares.

On May 6, 2004 ATSI's stockholders approved the reincorporation of ATSI into a wholly owned subsidiary, ATSI Merger Corporation in the state of Nevada. And as a result of the merger, ATSI's Stockholders of record as of May 24, 2004 received one (1) share of New ATSI Common Stock and ten (10) shares of New ATSI Series H Convertible Preferred Stock for each 100 shares of Old ATSI Common Stock surrendered. As a result of the merger ATSI exchanged 143,751,710 common shares of the Old ATSI for 1,437,517 shares of the New ATSI Common stock and 14,385,000 shares of the New ATSI Series H Convertible Preferred Stock. Additionally, after the reincorporation ATSI issued 566,574 shares of the New ATSI Commons stock related to the exercise of warrants. (See footnote 7) Furthermore, ATSI issued 912,800 shares for debt conversion. ATSI has not registered the shares issued for services rendered, nor does ATSI have any obligation to register such shares

During the fiscal 2003, ATSI issued 86,449 common shares. Of this total, 39,187 shares were issued as a result of the conversions of ATSI's Series E Preferred Stock and accumulated dividends, 12,722 shares were issued as a result of the conversion of ATSI's Series F Preferred Stock and accumulated dividends, 1,354 shares were issued as a result of the accumulated dividends of ATSI's Series G Preferred Stocks and 33,186 shares were issued for services rendered to ATSI. ATSI has not registered the shares issued for services rendered, nor does ATSI have any obligation to register such shares.

No dividends were paid on ATSI's common stock during fiscal 2004 and 2003.

PREFERRED  STOCK
----------------

On May 6, 2004 ATSI's stockholders approved the reincorporation of ATSI into a wholly owned subsidiary, ATSI Merger Corporation in Nevada. As a result of the merger, ATSI's Stockholders of record as of May 24, 2004 received one (1) share of New ATSI Common Stock and ten (10) shares of New ATSI Series H Convertible Preferred Stock for each 100 shares of Old ATSI Common Stock surrendered. During fiscal 2004, 14,385,000 shares of the New ATSI Series H Convertible Preferred Stock were then issued.

Pursuant to ATSI's Certificate of Incorporation, ATSI's board of directors may issue, in series, 16,000,000 of the New ATSI Series H Convertible Preferred shares, with a par value of $0.001.

At ATSI's annual stockholders meeting held May 21, 1997, ATSI's stockholders of ATSI Canada approved the creation of a class of preferred stock at ATSI's annual stockholders meeting on May 21, 1997. This class of preferred stock was authorized, effective June 25, 1997. According to ATSI's amended Articles of Incorporation, ATSI's board of directors may issue, in series, an unlimited number of preferred shares, without par value. No preferred shares of ATSI Canada have been issued as of July 31, 2004.

Pursuant to ATSI's Certificate of Incorporation, ATSI's board of directors may issue, in series, 10,000,000 of preferred shares, with a par value of $0.001.

The terms of ATSI's Series A, Series B, Series C, Series D, Series E, Series F, Series G and Series H preferred stock restrict ATSI from declaring and paying dividends on ATSI's common stock until such time as all outstanding dividends have been fulfilled related to the preferred stock. The outstanding Series A, Series D, Series E, Series F and Series G preferred stock have liquidation preference prior to common stock and ratably with each other.

SERIES  A  PREFERRED  STOCK
---------------------------

In March 2004, the holder of 620 Series A Preferred shares elected to convert all their shares into 1,206 shares of common. As of July 31, 2004, 3,750 shares of Series A Preferred Stock remain outstanding for which ATSI has accrued approximately $175,000 for dividends.

The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) trading days preceding the Date of Closing (the "Initial Conversion Price"). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. As these conversion features are considered a "beneficial conversion feature" to the holder, ATSI allocated approximately $3.6 million of the approximate $5.0 million in proceeds to additional paid-in capital as a discount to be amortized over various periods ranging from ninety days to a twelve-month period. During fiscal year 2001 the remaining beneficial conversion feature was fully amortized. The Series A Preferred Stock is callable and redeemable by ATSI at 100% of its face value, plus any accumulated, unpaid dividends at ATSI's option any time after the Common Stock of ATSI has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as ATSI does not call the Preferred Stock prior to the first anniversary date of the Date of Closing.

SERIES  D  PREFERRED  STOCK
---------------------------

The Series D Preferred Stock accrues cumulative dividends at the rate of 6% per annum payable quarterly. As of July 31, 2004, 742 shares of Series D Preferred Stock remain outstanding, for which ATSI accrued approximately $196,000 for dividends. Additionally, on January 24, 2003 ATSI received a demand redemption letter from the Series D Preferred holders. ATSI has not issued these shares; it is the position of ATSI that the investor's shares are not owed. Further ATSI has filed a lawsuit against one or more parties to whom the investors share are allegedly owed. ATSI is seeking damages from the parties involved for stock manipulation and fraud.

The Series D Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 83% of the five lowest closing bid prices on the ten days preceding conversion.

The terms of ATSI's Series D Preferred Stock allow for mandatory redemption by the holder upon certain conditions. The Series D Preferred Stock allows the holder to elect redemption upon the change of control of ATSI at 120% of the sum of $1,300 per share and accrued and unpaid dividends. Additionally, the holder may elect redemption at $1,270 per share plus accrued and unpaid dividends if ATSI refuses to honor conversion notice or if a third party challenges conversion. During the year ended July 31, 2003, ATSI received a redemption letter. As a result ATSI adjusted Series D Preferred Stock to the full redemption amount of approximately $942,000 by recording an additional amount of dividend expense of approximately $284,000.

SERIES  E  PREFERRED  STOCK
---------------------------

During Fiscal 2003, the holder converted 285 of the shares outstanding and accumulated interest resulting in the issuance of 41,217 shares of common stock. As of July 31, 2004, 1,170 shares of Series E Preferred Stock remain outstanding and accrued dividends of approximately $216,000.

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

The terms of ATSI's Series E Preferred Stock allow for mandatory redemption by the holder upon certain conditions. The Series E Preferred Stock allows the holder to elect redemption at $1,250 per share plus 6% per annum if: 1) ATSI refuses conversion notice, 2) an effective registration statement was not obtained by prior to March 11, 2001, 3) bankruptcy proceedings are initiated against ATSI, 4) The Secretaria de Comunicaciones y Transportes of the SCT limits or terminates the scope of the concession or, 5) if ATSI fails to maintain a listing on NASDAQ, NYSE or AMEX.

SERIES  F  PREFERRED  STOCK
---------------------------

The Series F Preferred Stock accrues cumulative dividends at the rate of 15% per annum. During fiscal 2003, holders of 1,250 of the shares outstanding converted into 4,808 shares of common stock and ATSI issued 12,722 of common stock for accumulated dividends.

In fiscal 2004, holders of the total 7,260 shares of Series F Preferred Stock outstanding were converted into 90,750 shares of common stock and ATSI issued 11,036 shares of common stock for $163,357 of accumulated dividends.

The Series F Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year (the "Anniversary Date") from the Date of Closing at a conversion price of $54.00. On each Anniversary Date up to and including the second Anniversary Date, the Conversion Price on any unconverted Preferred Stock plus any accumulated, unpaid dividends will be reset to be equal to the average closing price of the stock for the five (5) preceding trading days. The initial beneficial conversion feature, which represents the difference between the Initial Conversion Price and the market price on the Commitment Date, is $247,991, which ATSI recognized in March 2001 as preferred dividends. In addition, ATSI issued 8,528 warrants at a price of 133% of the original conversion price. The warrants are exercisable for a period of three years from the Date of Closing.

The Series F Preferred Stock is callable and redeemable by ATSI at 100% of its face value, plus any accumulated, unpaid dividends at ATSI's option any time after ATSI's Common Stock has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as ATSI does not call the Preferred Stock prior to the first anniversary date of the Date of Closing.

SERIES G PREFERRED STOCK
------------------------

The Series G Preferred Stock accrues cumulative dividends at the rate of 15% per annum. In fiscal 2004, holders of the total 6,500 shares of Series G Preferred Stock outstanding were converted into 254,900 shares of common stock and ATSI issued 43,072 shares of common stock for $170,627 of accumulated dividends.

The Series G Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year (the "Anniversary Date") from the Date of Closing at a conversion price of $44.00. On each Anniversary Date up to and including the second Anniversary Date, the Conversion Price on any unconverted Preferred Stock plus any accumulated, unpaid dividends will be reset to be equal to 85% of the Market Price on the first Anniversary Date and at all times from and after the second Anniversary Date, the Conversion Price shall equal 85% of the Market Price on the second Anniversary Date.

The Series G Preferred Stock is callable and redeemable by ATSI at 100% of its face value, plus any accumulated, unpaid dividends at ATSI's option any time after ATSI's Common Stock has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as ATSI does not call the Preferred Stock prior to the first anniversary date of the Date of Closing.

NOTE 11 - STOCK PURCHASE WARRANTS AND STOCK OPTIONS

Following is a summary of warrant activity from August 1, 2001 through July 31, 2004: (Excluding warrants issued under the 2004 Stock Compensation plan)

                                     YEAR ENDING JULY 31,
                                 ----------------------------
                                   2004     2003      2002
                                 --------  -------  ---------
Warrants outstanding, beginning   45,088   48,338     50,138
Warrants issued                        -        -          -
Warrants expired                 (25,214)  (3,250)    (1,800)
Warrants exercised                     -        -          -
                                 --------  -------  ---------
Warrants outstanding, ending      19,874   45,088     48,338
                                 ========  =======  =========


Warrants  outstanding  at  July  31,  2004  expire  as  follows:

               NUMBER OF  EXERCISE  EXPIRATION
               WARRANTS   PRICE         DATE
               ---------  --------  ---------
                     200  119       Sep-24-04

                   9,090  172       Oct-11-04

                   1,818  172       Oct-11-04

                   5,454  172       Oct-11-04

                     500  172       Oct-11-04

                   1,750  172       Oct-11-04

                   1,062  94        Dec-08-04

               ---------
                  19,874  TOTAL WARRANTS
               =========

No shares have been issued during fiscal 2004, 2003 or 2002 under the 1997 or 1998 Stock Option Plans adopted during those years.

In December 2000, ATSI's board of directors adopted the 2000 Incentive Stock Option Plan. Under the 2000 Incentive Stock Option Plan, options to purchase up to 98,000 shares of common stock may be granted to employees, directors and certain other persons. Like the 1997 and 1998 Stock Option Plans, the 2000 Incentive Stock Option Plan is intended to permit ATSI to retain and attract qualified individuals who will contribute to ATSI's overall success. The exercise price of all of the options is equal to the market price of the shares of common stock as of the date of grant. The options vest pursuant to the individual stock option agreements, usually 33 percent per year beginning one year from the grant date with unexercised options expiring ten years after the date of the grant. The 2000 Incentive Stock Option Plan was approved by a vote of the stockholders at ATSI's Annual Meeting of Stockholders on February 7, 2001. On May 7, 2001, the board of directors granted a total of 18,640 options to purchase common stock to employees of ATSI. In August 2001, the board approved the granting of additional 30,500 in options to directors, officers and employees of ATSI. The Board further approved the granting of an aggregate total of 22,275 options to directors, officers and employees in September 2001, December 2001, March 2002 and June 2002. The Board also approved the granting of an additional 6,300 options to directors, officers and employees in September 2002. During the year ending July 31, 2004 no options were issued under the 2000 Stock Option Plan.

In May 2004, ATSI's board of directors adopted the 2004 Stock Compensation Plan. The 2004 Stock Compensation Plan authorizes the grant of up to 7.5 million of warrants, stock options, restricted common stock, non-restricted common stock and other awards, or a combination, to employees, directors, consultants and certain other persons. The 2004 Stock Compensation Plan is intended to permit ATSI to retain and attract qualified individuals who will contribute to ATSI's overall success of ATSI. The exercise price of all of the warrants, stock options, restricted common stock, non-restricted common stock and other awards will vary based on the market price of the shares of common stock as of the date of grant. The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest pursuant based in the individual security granted.

During the year ending July 31, 2004, the Board of directors granted the issuance of 3,900,000 warrants to consultants for services rendered, the warrants exercise price range from $0.01 to $0.75. As of July 31, 2004, 566,574 warrants have been exercised at an average exercised price of $0.01 and 3,333,426 warrants remained outstanding at an average exercise price of $0.25. These warrants expired on November 30, 2005. Additionally, the board granted the issuance of 57,786 non-restricted common stock for professional services rendered during fiscal 2003 and 2004, the non-restricted common stock exercise price range from $0.71 to $1.08. During fiscal year ending July 31, 2004 no stock options or restricted common stock were issued to employees, board of director or any other individual.

A summary of the status of ATSI's 1997, 1998, 2000 and 2004 Stock Option Plans for the fiscal 2004, and 2003 changes during the periods are presented below:
(All options and exercise prices have been adjusted to reflect the 1:100 reverse split effective as of May 24, 2004.)

                                                     Years Ended July 31,
                            -----------------------------------------------------------------------
1997 Stock
Option Plan                               2004                      2003                    2002
                                                                                          Weighted
                                        Weighted                  Weighted                 Average
                                         Average                   Average                Exercise
                            Shares   Exercise Price   Shares   Exercise Price    Shares     Price
                            -----------------------------------------------------------------------
Outstanding,
beginning of year               20   $            58   2,020   $           187     2,020  $     187
Granted                          -                 -       -                 -         -          -
Exercised                        -                 -       -                 -         -          -
Forfeited                      (20)  $            58  (2,000)  $           187         -          -
                             ------  ---------------  -------  ---------------  --------  ---------
Outstanding, end
of year                          -                 -      20   $            58     2,020  $     187
                                 =                 =      ==    ==============     =====  =========
Options exercisable at end
of year                          -                 -      20   $            58     2,020  $     187
                                 =                 =      ==    ==============     =====  =========
Weighted average
fair value of
options granted
during the year                      N/A                       N/A                        N/A
                                     ===                       ===                        ===


                                          Years Ended July 31,
                        -----------------------------------------------------------
1998 Stock
Option Plan                       2004                2003                  2002
                        -----------------------------------------------------------
                                Weighted            Weighted              Weighted
                                 Average             Average               Average
                                Exercise            Exercise              Exercise
                        Shares    Price    Shares     Price     Shares      Price
                        -----------------------------------------------------------
Outstanding,
Beginning of year        3,559  $      56  10,152   $      91    10,268   $      91
Granted                      -          -       -           -         -           -
Exercised                    -          -       -           -         -           -
Forfeited                    -          -  (6,593)  $      91      (116)  $      78
                        ------  ---------  -------  ---------  ---------  ---------


Outstanding, end
of year                  3,559  $      56   3,559   $      56    10,152   $      91
                         =====  =========   =====   =========    ======   =========
Options
exercisable at end
of year                  3,559  $      56   3,458   $      56     8,918   $      82
                         =====  =========   =====   =========    ======   =========
Weighted average
fair value of
options granted
during the year                 $     N/A           N/A                   N/A
                                =========           ===                   ===


                                          Years Ended July 31,
                        ------------------------------------------------------------
2000 Stock
Option Plan                      2004               2003              2002
                        ------------------------------------------------------------
                                 Weighted              Weighted            Weighted
                                  Average               Average             Average
                                 Exercise              Exercise            Exercise
                        Shares     Price     Shares      Price    Shares     Price
                        ------------------------------------------------------------
Outstanding,
beginning of year       38,100   $      45    64,251   $      48  18,640   $      56

Granted                      -           -     6,300   $       8  52,774           -
Exercised                    -           -         -           -       -           -
Forfeited               (9,333)  $      48   (32,451)  $      48  (7,163)  $      49
                        -------  ---------    -------  ---------  -------  ---------
Outstanding, end
of year                 28,767   $      48    38,100   $      45  64,251   $      48
                        =======  =========    =======  =========  =======  =========
Options
exercisable at end
of year                 22,466   $      47    18,322   $      55  18,769   $      59
                        =======  =========    =======  =========  =======  =========
Weighted average
fair value of
options granted
during the year                  $     N/A             $       8           $      27
                                 =========             =========           =========

                                                     Years Ended July 31,
                              -------------------------------------------------------------------
2004 Stock
Compensation
Plan                                  2004                    2003                 2002
                              -------------------------------------------------------------------
                                          Weighted                                       Weighted
                                           Average                Weighted               Average
                                          Exercise                Average                Exercise
                               Warrants     Price    Warrants  Exercise Price  Warrants   Price
                              -------------------------------------------------------------------
Outstanding,
beginning of year                     -           -         -               -         -         -

Granted                       3,900,000   $    0.21         -               -         -         -
Exercised                      (566,574)  $    0.21         -               -
Forfeited                             -           -         -               -         -         -
                              ----------  ---------  --------  --------------  --------  --------
Outstanding, end of
year                          3,333,426   $    0.25         -               -         -         -
                              ==========  =========         =               =         =         =


Weighted average fair
value of warrants
granted during the
year                                      $    0.21                         -                   -
                                          =========                         =                   =

                                                            Years Ended July 31,
                              ----------------------------------------------------------------------------------
2004 Stock
Compensation
Plan                                   2004                           2003                     2002
                              ----------------------------------------------------------------------------------
                                                                                                        Weighted
                                 Non-         Weighted                         Weighted        Non-     Average
                              Restricted       Average      Non-restricted     Average      Restricted  Exercise
                                Shares     Exercise Price       Shares      Exercise Price    Shares     Price
                              ----------------------------------------------------------------------------------
Outstanding,
beginning of year                      -                 -               -               -           -         -

Granted                           57,786   $          0.95               -               -           -         -
Exercised                        (57,786)  $          0.95               -               -
Forfeited                              -                 -               -               -           -         -
                              -----------  ---------------  --------------  --------------  ----------  --------
Outstanding, end of
year                                   -                 -               -               -           -         -
                                       =                 =               =               =           =         =
Weighted average fair
value of non-restricted
shares granted during
the year                                   $          0.95                               -                     -
                                           ===============                               =                     =



During the year ending July 31, 2004 all options granted but not exercised under the 1997 Stock Option Plan expired. The weighted average remaining contractual life of the stock options outstanding at July 31, 2004 is approximately 4.3 years for options granted under the 1998 Stock Option Plan, approximately 7.6 years for options granted under the 2000 Incentive Stock Option Plan and 1.1 years for warrants issued under the 2004 Stock Compensation plan.

The following table summarizes information about stock options and warrants outstanding for all plans at July 31, 2004:

                                                             Options and Warrants
                 Options and Warrants Outstanding                 Exercisable
                 -----------------------------------------------------------------------
                                                 Weighted
                                                 Average
                                 Weighted       Remaining                    Weighted
Range of           Number         Average      Contractual     Number         Average
Exercise Price   Outstanding  Exercise Price   Life (Years)  Exercisable  Exercise Price
----------------------------------------------------------------------------------------
Options
-------
8 - 94               32,325  $            42          7.00       26,025  $            49
Warrants
---------
1.09 - 1.72       3,353,300  $          1.24          0.90    3,353,300  $          1.24
----------------------------------------------------------------------------------------
0.08 - 1.72       3,385,625  $          1.63          3.20    3,379,325  $          1.61
----------------------------------------------------------------------------------------

NOTE 12 - SALE 51% OF ATSI COMUNICACIONES S.A DE C.V.

In May 2003, ATSI sold 51% of ATSI's Mexican subsidiary, ATSI Comunicaciones, S.A. de C.V. (ATSICOM) to Telemarketing de Mexico, S.A. de C.V. (Telemarketing). The agreement provided for an initial payment of $194,000 plus payment of approximately $200,000 of ATSICOM'S liabilities and the remaining purchase price of $747,000 to be paid as follows:

     - Beginning in May 2003, ATSI was schedule to receive from Telemarketing $20,750 per month for 12 months.
     - Beginning in May 2004, ATSI was scheduled to receive from Telemarketing $20,750 per month for 24 months, contingent on ATSI generating 20,750,000 minutes of monthly traffic through ATSICOM's network. In the event ATSI does not reach the above-mentioned volume of monthly minutes, the monthly payment will be adjusted based on the same percentage of the shortfall in minutes, until Telemarketing pays the total purchase price. On the other hand, if ATSI exceeds the volume of monthly traffic, Telemarketing can make additional payments, without penalty.

As of the date of this filing, ATSI has been experiencing difficulties with DialMex's network. Additionally ATSI Comunicaciones S.A de C.V. has not been able to complete the required interconnections with other Mexican carriers, such as Telmex, to process domestic and international VoIP traffic. As result, ATSI has not been able to generate the monthly minutes required under the Telemarketing agreement. Consequently, ATSI has not received any more payments from Telemarketing since May 2004. Currently ATSI is in negotiations with Telemarketing to amend the Share purchase agreement for the remaining balance owed to ATSI of approximately $498,000. However, there can be no assurance that will be able to reach a favorable agreement with Telemarketing in the near future.

Currently ATSI has an unrecorded note receivable associated with the $498,000 still owed to ATSI by Telemarketing. This note is secured by 10% of ATSICOM stock, which originally was sold to Telemarketing under the "Share Purchase Agreement" dated May 2003.

Since Telemarketing may not have the resources to perform, because there is no agreement to modify the "Share purchase agreement" dated May 2003 and because ATSI may not have sufficient resources to realize its remaining investment in the Mexican concession license, all recorded investment and unpaid balance of $702,000 have been impaired as of July 31, 2004.

NOTE 13 - SALE OF ATSI MEXICO AND SINFRA

On July 2, 2003, the U.S. Bankruptcy Court overseeing the Chapter 7 cases for ATSI Texas and TeleSpan approved the sale of two of its foreign subsidiaries, ATSI-Mexico and SINFRA to Latingroup Ventures, L.L.C. (LGV), a non-related party. Under the purchase agreement, LGV acquired all the communication centers and assumed all related liabilities. Additionally, under the agreement, LGV" acquired the Comercializadora License owned by ATSI-Mexico and the Teleport and Satellite Network License owned by SINFRA. The Chapter 7 Bankruptcy Trustee received all the proceeds from the sale of these entities of approximately $17,500 and the use of these funds is restricted for the Chapter 7 case related expenses. As a result of this transaction, ATSI recognized in ATSI Texas and TeleSpan a loss on the sale of assets of approximately $452,123 on the sale of ATSIMexico and $510,502 on the sale of SINFRA.

NOTE 14 - INCOME TAXES

     Deferred tax assets (liabilities) are comprised of the following:

                                                July 31,
                                                --------
                                          2004           2003
                                          ----           ----
Net operating loss carry-forward      $ 15,714,000   $ 15,438,000
Valuation allowance                    (15,714,000)   (15,438,000)
Total deferred tax asset (liability)  $          -   $          -


ATSI conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and ATSI's liquidity and equity positions. As of July 31, 2004 and 2003, ATSI has determined that a valuation allowance is necessary for the entire amount of deferred tax assets.

At July 31, 2004 and 2003, ATSI had net operating loss carry-forwards related to U.S. operations of approximately $45,614,000 and $45,303,000 with expiration dates ranging from 2009 through 2023.

NOTE 15 - DISCONTINUED OPERATIONS

On June 12, 2002 ATSI discontinued ATSI's E-commerce operations through the sale of ATSI's majority-owned subsidiary, GlobalSCAPE, Inc. for approximately $2,250,000. The sale of this segment resulted in a gain of approximately $1,100,000.

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

For the years ended July 31, 2004 and 2003 assets and liabilities from discontinued operations consist of the following (in thousands):

                                                      July 31,
                                                   -------------
                                                   2004    2003
                                                   -----  ------
PROPERTY AND EQUIPMENT, net                        $   -  $  245
                                                   -----  ------
CURRENT LIABILITIES:
 Accounts payable                                      -     944
 Notes payable                                         -     453
                                                   -----  ------
  Total current liabilities                            -   1,397
                                                   -----  ------

                                                   -----  ------
  Total liabilities from discontinued operations:  $   -  $1,397
                                                   =====  ======

Consolidated Income statement presentation for the years ended July 31, 2004 and 2003 reflects the elimination of the following E-commerce revenues and the expenses of GlobalSCAPE. And the elimination of retail services revenue and expenses of ATSIMEX for the years ended July 31, 2004 and 2003 (in thousands):

-----------------------------------------------------------------------------------------

                                      E-COMMERCE

                                                        For the Year Ending July 31,
                                                    -------------------------------------
                                                      2004       2003           2002
                                                    --------  -----------  --------------
E-commerce revenues                                 $      -  $         -  $        4,404

Costs and expenses                                         -            -           4,208

Net (loss) income before taxes                             -            -             196
& minority interest


Net (loss) income before minority interest                 -            -             195

Net (loss) income                                   $      -  $         -  $          399

-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------

                                      RETAIL SERVICES

                                                           For the Year Ending July 31,
                                                    -------------------------------------------
                                                      2004          2003              2002
                                                    --------  -----------------  --------------
Retail Services revenue                             $      -  $          4,543   $       7,555

Costs and expenses                                         -             7,383          16,660

Net (loss) income before taxes & minority interest         -            (2,840)         (9,105)

Net (loss) income before minority interest                 -            (2,919)         (9,214)

Net loss                                            $      -  $         (2,919)  $      (9,214)

-----------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------

                            TOTAL DISCONTINUED OPERATIONS

                                                    For the Year Ending July 31,
                                             ----------------------------------------
                                                2004         2003          2002
                                             -----------  ----------  ---------------
Retail Services revenue                      $         -  $   4,543   $       11,959

Costs and expenses                                     -      7,383           20,868

Net income before taxes & minority interest            -     (2,840)          (8,909)

Net loss before minority interest                      -     (2,919)          (9,019)

Net loss                                     $         -  $  (2,919)  $       (8,815)

-------------------------------------------------------------------------------------

NOTE 16 - QUARTERLY FINANCIAL DATA

                                 ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (In thousands, except per share amounts)

                                                                    For the Quarters Ended
                                                    --------------------------------------------------------
                                                      7/31/2004      4/30/2004     1/31/2004     10/31/2003


OPERATING REVENUES:
  Services
    Carrier services                                $        294   $        484   $       209   $        33
    Network services                                          73             77            42            42
                                                    -------------  -------------  ------------  ------------

     Total operating revenues                                367            561           251            75

OPERATING EXPENSES:
    Cost of services (exclusive of depreciation
    and amortization, shown below)                           304            501           218            48
    Selling, general and administrative                    7,297            216           231           198
    Impairment expense                                       702              -             -             -
    Bad debt expense                                           -              -             -             4
    Depreciation and amortization                             13              6             -             1
                                                    -------------  -------------  ------------  ------------

    Total operating expenses                               8,316            723           449           251
                                                    -------------  -------------  ------------  ------------

OPERATING LOSS                                            (7,949)          (162)         (198)         (176)

OTHER INCOME (EXPENSE):
  Other income (expense), net                                  6              -             -             1
  Debt forgiveness income                                    257              -             -             -
  Loss on an unconsolidated affiliate                        (22)           (25)          (53)           (7)
  Interest expense                                           (86)           (29)          (25)          (26)
  Gain/(loss) from sale of assets                              -             25             -             -
                                                    -------------  -------------  ------------  ------------

    Total other income (expense)                             155            (29)          (78)          (32)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                              (7,794)          (191)         (276)         (208)

NET LOSS FROM DISCONTINUED
OPERATIONS                                                     -              -             -             -
NET LOSS FROM THE SALE OF
DISCONTINUED OPERATIONS                                        -              -             -             -
                                                    -------------  -------------  ------------  ------------

NET LOSS                                                  (7,794)          (191)         (276)         (208)

LESS: PREFERRED DIVIDENDS                                    (38)           (82)          (93)          (93)
                                                    -------------  -------------  ------------  ------------

NET LOSS TO COMMON STOCKHOLDERS                          ($7,832)         ($273)        ($369)        ($301)
                                                    =============  =============  ============  ============

BASIC AND DILUTED LOSS PER SHARE                          ($5.05)        ($0.23)       ($0.36)       ($0.26)
                                                    =============  =============  ============  ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                  1,551,581      1,174,662     1,036,550     1,174,662
                                                    =============  =============  ============  ============

              See accompanying summary of accounting policies and notes to financial statements

                               ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands, except per share amounts)

                                                                For the Quarters Ended
                                                    ---------------------------------------------------
                                                     7/31/2003    4/30/2003    1/31/2003    10/31/2002
                                                    -----------  -----------  -----------  ------------
OPERATING REVENUES:
Services
      Carrier services                              $        0   $        0   $    1,096   $     5,436
      Network services                                      40           70          122           185
                                                    -----------  -----------  -----------  ------------

      Total operating revenues                              40           70        1,218         5,621

OPERATING EXPENSES:
      Cost of services (exclusive of depreciation           33           86        1,120         5,005
       And amortization, as shown below)
      Selling, general and administration                1,151          310        2,073         1,269
      Impairment expense                                   418            -            -             -
      Bad debt expense                                       -           22            -            13
      Depreciation and Amortization                         17          363          442           407

                                                    -----------  -----------  -----------  ------------
      Total operating expenses                           1,619          781        3,635         6,694
                                                    -----------  -----------  -----------  ------------

OPERATING LOSS                                          (1,579)        (711)      (2,417)       (1,073)

OTHER INCOME (EXPENSE):
  Other income (expense), net                               (6)           -           (6)          (13)
  Interest expense                                        (765)        (228)        (191)         (193)
  Loss from the sale of assets                          (1,492)           -          (28)            -
                                                    -----------  -----------  -----------  ------------

     Total other income (expense)                       (2,263)        (228)        (225)         (206)

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAX                            (3,842)        (939)      (2,642)       (1,279)

INCOME TAX BENEFIT (EXPENSE)                                 -            -            -             -
                                                    -----------  -----------  -----------  ------------

NET LOSS FROM CONTINUING
OPERATIONS                                              (3,842)        (939)      (2,642)       (1,279)

NET LOSS FROM DISCONTINUED
OPERATIONS                                                 (98)        (421)        (750)       (1,650)


NET LOSS FROM THE SALE OF
DISCONTINUED OPERATIONS                                   (962)           -            -             -
                                                    -----------  -----------  -----------  ------------

NET LOSS                                                (4,902)      (1,360)      (3,392)       (2,929)

LESS: PREFERRED DIVIDENDS                                 (375)         (91)         (91)          (96)
                                                    -----------  -----------  -----------  ------------

NET LOSS APPLICABLE  TO COMMON
STOCKHOLDERS                                           ($5,277)     ($1,451)     ($3,483)      ($3,025)
                                                    ===========  ===========  ===========  ============

BASIC AND DILUTED LOSS PER SHARE                        ($5.09)      ($1.40)      ($3.38)       ($3.13)
                                                    ===========  ===========  ===========  ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                1,036,390    1,036,390    1,031,730       966,790
                                                    ===========  ===========  ===========  ============

          See accompanying summary of accounting policies and notes to financial statements

NOTE 17 - RISKS AND UNCERTAINTIES AND CONCENTRATIONS

ATSI is subject to regulations by the United States and Mexican Government. And according to ATSI's concession requirements, ATSI is required to maintain approximately $10 million in capital. As of July 31, 2004, ATSICOM has not met this requirement. Currently, Telemarketing, ATSI's partner in the joint venture on ATSICOM is in negotiations with the Mexican government on meeting this requirement.

ATSI's business is dependent upon key pieces of equipment, switching and transmission facilities capacity from ATSI's carriers. Should ATSI experience service interruptions from ATSI's underlying carriers, equipment failures there would likely be a temporary interruption of ATSI's services, which could adversely or materially affect ATSI's operations. ATSI believes that suitable arrangements could be obtained with other satellite operators to provide transmission capacity. Although there can be no assurance that such arrangement could be obtained or obtained when needed.

NOTE 18 - RELATED PARTY TRANSACTIONS

ATSI entered into a month-to-month agreement with Technology Impact Partners, a consulting firm of which Company director Richard C. Benkendorf is principal and owner. Under the agreement, Technology Impact Partners provides ATSI with various services that include strategic planning, business development and financial advisory services. Under the terms of the agreement, ATSI pay the consulting firm $3,750 per month plus expenses. In November 2000 the agreement was terminated and ATSI is now billed solely for expenses related to board meetings. At July 31, 2004 and July 31, 2003, ATSI had a payable to Technology Impact Partners of approximately $82,329 and approximately $79,794, respectively.

In December 2002, ATSI entered into a note payable with a related party, a director of ATSI, Mr. John R. Fleming, in the amount of $25,000. The note called for 12 monthly payments of $2,163.17 including interest, commencing on February 1, 2003. The note has an interest rate of 7% annually and a maturity date of January 1, 2004. Subsequent to yearend, ATSI renegotiated the note to extend its maturity date to September 2005; all other terms remained the same. Additionally, during fiscal 2004 ATSI made payments towards this note in the amount of $9,000. Additionally, at July 31, 2004, ATSI had a payable of approximately $41,583 for board fees and related expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information regarding changes in the Company's Accountants has been provided in previously filed reports on Form 8-K.

ITEM 9A. CONTROLS AND PROCEDURES.

     The Company has adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Controller and Principal Financial Officer, the
Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter covered by this report that have had a material affect or are reasonably likely to have a material affect on internal control over financial reporting. The registered public accounting firm that audited the financial statements included in this report has issued an attestation report on management's assessment of the Company's internal control over financial reporting.

                                    PART III
                                    --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

BUSINESS  EXPERIENCE

     The following table contains the name, age of our directors and executive officers.

     NAME               AGE   POSITION HELD
     ----               ---   -------------
     Arthur L. Smith     39  President, Chief Executive Officer and Director
     Ruben Caraveo       36  Vice President, Sales and Operations
     Antonio Estrada     30  Corporate Controller
     John R. Fleming     50  Interim Executive Chairman of the Board
     Murray R. Nye       51  Director
     Michael G. Santry   56  Director

     Arthur L. Smith has served as our Chief Executive Officer and Director since May 2003. Mr. Smith also served as the President of ATSI de Mexico S.A de C.V. from August 2002 to April 2003, as our Chief Executive Officer and a Director from June 1996 to August 2002 and as our President since our formation in June 1996 to July 1998. Mr. Smith also served as President, Chief Operating Officer and a director of ATSI-Canada since its formation in May 1994. From December 1993 until May 1994, Mr. Smith served in the same positions with Latcomm International Inc., which amalgamated with Willingdon Resources Ltd. to form ATSI-Canada in May 1994. Mr. Smith has also served as President and Chief Executive Officer of American TeleSource International, Inc., a Texas corporation ("ATSI-Texas"), one of our principal operating subsidiaries, since December 1993. From June 1989 to December 1993, Mr. Smith was employed as director of international sales by GeoComm Partners, a satellite-based telecommunications company located in San Antonio, providing telecommunications services to Latin America. Mr. Smith has over 13 years' experience in the telecommunications industry.

     Ruben R. Caraveo has served as our Vice President of Sales and Operations since May 2003. Mr. Caraveo is responsible for Carrier Sales and the delivery of Carrier Services for both the U.S. and Mexico. Mr. Caraveo served as our Vice President of Operations from May 2001 to January 2003. Prior to joining ATSI, Mr. Caraveo served as Vice President of Operations and Engineering at Vycera Communications where he was responsible for overseeing all daily operations, including network engineering, marketing, and the network trouble reporting and resolution departments. His prior experience also includes positions with Worldtel Interactive, Frontier, and WorldCom. Mr.

Caraveo is armed with more than 14 years' telecommunications industry experience, specializing in the areas of Network Engineering, Data and Systems Analysis, Product Marketing, and Systems Development. Mr. Caraveo attended California State University, Northridge, School of Engineering.

     Antonio Estrada has served as our Corporate Controller since May 2003. From January 2002 through January 2003, Mr. Estrada served as our Director of International Accounting and Treasurer. From January 2001 to January 2002, Mr. Estrada served in various roles within ATSI, including International Accounting Manager and general Accountant. Prior to joining ATSI in 1999 he served as a Senior Accountant for the Epilepsy Association of San Antonio and South Texas. Mr. Estrada graduated from the University of Texas at San Antonio, with a Bachelors of Business Administration, with a concentration in Accounting.

     John R. Fleming has served as our Interim Executive Chairman of the Board since August 2002 and as one of our Directors since January 2001. Mr. Fleming is the principal and founder of Vision Corporation, an early-stage investment company that focuses on communications technologies, service and hardware. Prior to forming Vision Corporation, Mr. Fleming served as President, International of IXC Communications, Inc. from April 1998 to December 1999. Immediately prior to that he served as IXC's President of Emerging Markets from December 1997, as Executive Vice President of IXC from March 1996 through
November 1997 and as Senior Vice President of IXC from October 1994 through March 1996. He served as Vice President of Sales and Marketing of IXC from its formation in July 1992 until October 1994. Prior to that, Mr. Fleming served as Director of Business Development and Director of Carrier Sales of CTI from 1986 to March 1990 and as Vice President - Marketing and Sales of CTI from March 1990 to July 1992. Mr. Fleming was a Branch Manager for Satellite Business Systems from 1983 to 1986.

     Murray R. Nye has served as one of our Directors since its formation in June 1996. Mr. Nye also served as of the Chief Executive Officer and a director of ATSI-Canada from its formation in May 1994. From December 1993 until May 1994, Mr. Nye served in the same positions with Latcomm International Inc., which company amalgamated with Willingdon Resources Ltd. to form ATSI-Canada in May 1994. From 1992 to 1995, Mr. Nye served as President of Kirriemuir Oil & Gas Ltd. From 1989 until 1992, Mr. Nye was self-employed as a consultant and Mr. Nye is again currently self-employed as a consultant. Mr. Nye serves as a director of D.M.I. Technologies, Inc., an Alberta Stock Exchange-traded company.

     Michael G. Santry has served as one of our Directors since May 2004. Mr. Santry is President of Bishopsgate Investment Corporation, providing consulting services to companies in a variety of industries. Mr. Santry is also a director of a privately held publisher of children's books and educational materials.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

     The Company has established an Audit Committee of the Board of Directors consisting of three external independent directors. As of the date of this report, one of the positions on the Audit Committee is vacant as a result of the removal on October 21, 2004 of Mr. Richard C. Benkendorf because of a potential conflict of interest. Mr. Benkendorf was serving as the Audit Committee Financial Expert. The Company intends to replace Mr. Benkendorf with a director that meets the requirements of an Audit Committee Financial Expert.

RECENT DEVELOPMENTS WITH ATSI BOARD OF DIRECTORS

     On October 21, 2004 the majority of the Board of Directors voted to remove a Director, Mr. Richard C. Benkendorf. The Bylaws of the corporation provide that a majority of the Board of Directors may remove a director for cause. Mr. Benkendorf was removed due to a conflict of interest. The vacancy caused by the removal will either be filled by a candidate receiving a vote of a majority of the Board or the seat could remain vacant until the next election of directors at the corporation's next annual stockholder meeting.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company. Based on a review of the copies of such forms furnished to the Company and other information, the Company believes that, during the fiscal year ended July 31, 2004, all of its directors and executive officers were in compliance with the applicable filing requirements.

CODE OF ETHICS

     ATSI is currently developing an Executive Code of Ethics to be applied to our Chief Executive Officer, Chief Financial Officer, Controller and other members of our management team. The Board of Directors has not completed a review of the best practices relating to the adoption of Codes of Ethics or acted to adopt the Code of Ethics proposed by members of management. When adopted, the code will be available for viewing on our Website, www.atsi.net. Upon request, a copy of the code of ethics will be provided without charge upon written request to ATSI Communications, Inc., 8600 Wurzbach Road, Suite 700W.,San Antonio, TX 78240

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer and each of the Company's four most highly compensated executive officers whose total cash compensation exceeded $100,000 for services rendered in all capacities for the fiscal year ended July 31, 2004 (collectively, the "Named Executive Officers").

                                         Annual Compensation                           Long- Term Compensation
                             --------------------------------------------------------------------------------------------------
                                                                                    Awards               Payouts
                                                                             --------------------------------------
                                                                                          SECURITIES
                                                              OTHER ANNUAL   RESTRICTED   UNDERLYING                 ALL OTHER
    NAME AND PRINCIPAL       FISCAL                           COMPENSATION      STOCK      OPTIONS/    LTIP PAYOUT    COMPENS-
    -----------------
        POSITION              YEAR   SALARY ($)   BONUS ($)      ($)(1)      AWARDS ($)    SARS (#)        ($)       ATION ($)
        --------              ----   ----------   ---------      ------      ----------    --------        ---       ---------
                               2004  $   128,000  $        -             -             -           -              -           -
Arthur L. Smith (2)            2003       90,808      14,105             -             -    3,000 (4)             -           -
CEO                            2002      184,058     25,004-             -             -   11,666 (4)             -           -

                               2004  $   115,000           -             -             -           -              -           -
Ruben Caraveo (3)              2003       71,154           -             -             -    1,500 (4)             -           -
Vice President, Operations     2002      110,504           -             -             -           -              -           -

-----------------------------

(1) Certain of the Company's executive officers receive personal benefits in addition to salary. The Company has concluded that the aggregate amount of such personal benefits does not exceed the lesser of $50,000 or 10% of annual salary and bonus for any Named Executive Officer.

(2) Mr. Smith has served as CEO and Director of ATSI Nevada (Formerly a Delaware Corp.) since May 2003. From August 2002 to April 2003, Mr. Smith served as President of ATSI de Mexico S.A de C.V. Since May 2003, Mr. Smith's compensation has been paid by ATSI Nevada. Prior to December 2002, Mr. Smith's Compensation was paid by ATSI-Texas.

(3) Mr. Caraveo has served as Vice President of Sales and Operations of ATSI Nevada since May 2003. Mr. Caraveo served as Vice President of Operations of ATSI Texas from May 2001 to January 2003. Since May 2003, Mr. Caraveo's compensation has been paid by ATSI Nevada. Prior to December 2002, Mr. Caraveo's compensation was paid by ATSI-Texas.

(4) Represents underlying options that have been adjusted to reflect the reverse split of 1:100 effective May 24, 2004

AGGREGATE OPTIONS EXERCISABLE AND UNEXERCISABLE DURING FISCAL 2004

     The following table shows the Company's officers shares covered by both exercisable and unexercisable stock options as of July 31, 2004. (All options have been adjusted to reflect the reverse split of 1:100 effective May 24, 2004)

                  SHARES
                 ACQUIRED                               NUMBER OF SECURITIES              VALUE OF UNEXERCISED IN-THE-
                    ON        VALUE                     UNDERLYING UNEXERCISED             MONEY OPTIONS AT FYE ($)
                 EXERCISE   REALIZED                      OPTIONS AT FYE(#)
                 --------   --------
NAME                (#)        ($)           EXERCISABLE                UNEXERCISABLE          EXERCISABLE  UNEXERCISABLE
----                ---        ---           -----------                -------------          -----------  -------------
Arthur L. Smith          -          -                   13,999                          2,000            -              -
Ruben Caraveo            -          -                    3,500                          1,000            -              -

COMPENSATION OF DIRECTORS

     ATSI Directors are reimbursed their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors. In addition, each Director that is not an officer of the Company receives 1,500 shares of Common Stock for each meeting of the Board attended in person and $250 for each meeting attended by telephone. In January 2004 we issued a total of 16,500 shares of our common stock, valued at $2,115, to outside directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists the beneficial ownership of shares of our Common Stock and Series A Preferred Stock by (i) all persons and groups known by the Company to own beneficially more than 5% of the outstanding shares of our Common Stock or Series A Preferred Stock, (ii) each director and nominee, (iii) the Named Executive Officers, and (vi) all directors and officers as a group. Information with respect to officers, directors and their families is as of July 31, 2004 and is based on the books and records of the Company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the Company's principal executive office and solely the person indicated beneficially owns all shares. (All options have been adjusted to reflect the reverse split of 1:100 effective May 24, 2004)

---------------------------------------------------------------------------------------------------------------------------------

NAME OF                                  COMMON            % OF        SERIES A             % OF     TOTAL VOTING         % OF
INDIVIDUAL OR GROUP                      STOCK           CLASS (1)  PREFERRED STOCK       CLASS (2)    INTEREST         CLASS (3)
------------------------------------  ------------       ---------  ---------------       ---------  ------------       ---------
5% STOCKHOLDERS

Peter Blindt                                     0              *               500           13.3%           743              *
30 E. Huron #5407
Chicago, IL 60611

Edward Corcoran                                  0              *               500           13.3%           743              *
6006 W. 159th Street
Bldg. C 1-W
Oak Forest, IL 60452

Gerald Corcoran                                  0              *               500           13.3%           743              *
11611 90th Avenue
St. John, IN 46373

Joseph Migilio                                   0              *               500           23.0%           743              *
13014 Sandburg Ct.


Palos Park, IL 60464

Jeffrey Tessiatore                               0              *               500           13.3%           743              *
131 Settlers Dr.
Naperville, IL 60565

Albert Vivo                                      0              *               500           13.3%           743              *
9830 Circle Parkway
Palos Park, IL 60464

Gary Wright                                      0              *               750           20.0%         1,115              *
3404 Royal Fox Dr.
St. Charles, IL 60174

INDIVIDUAL OFFICERS,
DIRECTORS AND NOMINEES

Arthur L. Smith                             36,884  (4)       1.3%                0              *         36,884  (4)       1.3%
President, Chief Executive Officer
Director


Ruben R. Caraveo                             4,000  (5)         *                 0              *          4,000  (5)         *
Vice President, Sales and Operations

John R. Fleming                              3,724  (6)         *                 0              *          3,724  (6)         *
Director

Murray R. Nye                                3,100  (7)         *                 0              *          3,100  (7)         *
Director

Michael G. Santry                                -  (8)         *                 0              *              -  (8)         *
Director

ALL OFFICERS AND
DIRECTORS AS A GROUP

                                      53,69850,708  (9)    1.81.7%                     0         *   53,69850,708  (9)    1.81.7%

---------------------------------------------------------------------------------------------------------------------------------

*  Less than 1%
(1) Based on 2,948,365 shares of Common Stock outstanding as of July 31, 2004. Any shares represented by options exercisable w

(2) Based on 3,750 shares of Series A Preferred Stock outstanding as of July 31, 2004.

(3) Based on 2,953,940 voting interests outstanding as of July 31, 2004. Any shares represented by options exercisable within 6 (4) Includes 1,000 shares subject to options exercisable within 60 days after July 31, 2004.

(5) Includes 500 shares subject to options exercisable within 60 days after July 31, 2003.

(6) Includes 667 shares subject to options exercisable within 60 days after July31, 2004.

(7) Includes 667 shares subject to options exercisable within 60 days after July 31, 2004.

(8) Mr. Santry was elected as a Director in May 2004; no options have been awarded as of July 31, 2004

(9) Includes 3,801 shares subject to options exercisable within 60 days after July 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We have entered into a month-to-month agreement with Technology Impact Partners, a consulting firm of which Company former director Richard C.
Benkendorf is principal and owner. Under the agreement, Technology Impact Partners provides us with various services that include strategic planning, business development and financial advisory services. Under the terms of the agreement, we pay the consulting firm $3,750 per month plus expenses. In November 2000 the agreement was terminated and the Company is now billed solely for expenses related to board meetings. At July 31, 2004 and July 31, 2003, we had a payable to Technology Impact Partners of approximately $82,329 and approximately $79,794, respectively.

     In December 2002, the Company entered into a note payable with a related party, a director of ATSI, Mr. John R. Fleming, in the amount of $25,000. The note called for 12 monthly payments of $2,163.17 including interest, commencing on February 1, 2003. The note has an interest rate of 7% annually and a maturity date of January 1, 2004. Currently we are in negotiations with the note holder to extend the maturity date of the note, however there can be any assurance that we will that a favorable agreement will be reached in the near future. Additionally, during fiscal 2004 we made payments towards this note in the amount of $9,000. Additionally, at July 31, 2004, we had a payable of approximately $41,583 for board fees and related expenses.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The Company paid the following fees to its principal independent accountants for services during the fiscal years ended July 31, 2004 and July 31, 2003.

                               Year Ended ,   July 31
          Description of Fees           2004      2003

          Audit Fees           $      14,000  $ 46,000
          Audit Related Fees             -0-       -0-
          Tax Fees                       -0-       -0-
          All Other Fees                 -0-       -0-

     The Audit Committee has instructed Malone and Bailey PLLC that any fees for non-audit services must be approved before being incurred.

                                     PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits.  The following documents are exhibits to this report.

2.1     Plan and Agreement of Merger of ATSI Communications, Inc. with and into ATSI Merger Corporation, dated as of March 24, 2004. (Exhibit 2.1 to Form 8-K of ATSI filed on May 24, 2004)

3.1     Articles of Incorporation of ATSI Merger Corporation. (Exhibit 3.1 to Form 8-K of ATSI filed on May 24,
        2004)

3.2     Bylaws of ATSI Merger Corporation. (Exhibit 3.2 to Form 8-K of ATSI filed on May 24, 2004)

3.3     Articles of Merger of ATSI Communications, Inc. with and into ATSI Merger Corporation. (Exhibit 3.3 to
        Form 8-K of ATSI filed on May 24, 2004)

4.1     Certificate of Designations relating to the Series A, Series D, Series E, and Series H Convertible Preferred
        Stock of ATSI Merger Corporation *

4.2     Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999 (Exhibit 10.33 to
        Registration statement on Form S-3 (No. 333-84115) filed August 18, 1999)


4.3     Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated July 2, 1999 (Exhibit 10.35 to Registration statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.4     Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999 (Exhibit 10.36 to
        Registration statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.5     Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999 (Exhibit
        10.39 to Registration statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.6     Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated September 24, 1999
        (Exhibit 10.41 to Registration statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.7     Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999 (Exhibit
        10.42 to Registration statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.8     Form of letter dated December 30, 1999 from H. Douglas Saathoff, Chief Financial Officer of American
        TeleSource International, Inc. to holders of Convertible Notes (Exhibit 4.1 to Registration statement on
        Form S-3 (No. 333-35846) filed April 28, 2000

4.9     Form of letter dated January 24, 2000 from H. Douglas Saathoff, Chief Financial Officer of American
        TeleSource International, Inc. to holders of Convertible Notes (Exhibit 4.2 to Registration statement on
        Form S-3 (No. 333-35846) filed April 28, 2000)

4.10    Registration Rights Agreement between American TeleSource International, Inc. and Kings Peak, LLC dated
        February 4, 2000 (Exhibit 4.4 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.11    Form of Convertible Note for $2.2 million principal issued March 17, 1997 (Exhibit 4.5 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.12    Form of Modification of Convertible Note (Exhibit 4.6 to Registration statement on Form S-3 (No. 333-
        35846) filed April 28, 2000)

4.13    Promissory Note issued to Four Holdings, Ltd. dated October 17, 1997 (Exhibit 4.7 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.14    Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated February 22, 2000 (Exhibit
        4.5 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.15    Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated February 22, 2000 (Exhibit
        4.7 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.16    Common Stock Purchase Warrant issued to Corporate Capital Management LLC by ATSI dated February
        22, 2000 (Exhibit 4.8 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.17    Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated February 22, 2000 (Exhibit 4.9 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.18    Securities Purchase Agreement between ATSI and RGC International Investors, LDC dated October 11,
        2000 (Exhibit 10.1 to Form 8-K filed October 18, 2000)

4.19    Registration Rights Agreement between ATSI and RGC International Investors, LDC dated October 11,
        2000 (Exhibit 10.5 to Form 8-K filed October 18, 2000)


4.20    Stock Purchase Warrant between ATSI and RGC International Investors, LDC dated October 11, 2000
        (Exhibit 10.6 to Form 8-K filed October 18, 2000)

4.21    Securities Purchase Agreement between ATSI and "Buyers" dated March 21, 2001(Exhibit 4.31 to Annual
        Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.22    Stock Purchase Warrant between ATSI and "Buyers" dated March 23, 2001 (Exhibit 4.32 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.23    Securities Purchase Agreement between ATSI and "Buyers" dated March 21, 2001(Exhibit 4.34 to Annual
        Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001

4.24    Stock Purchase Warrant between ATSI and "Buyers" dated March 21, 2001 (Exhibit 4.35 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.25    Convertible Debenture Agreement (Exhibit 4.37 to Annual Report on Form 10-K for the year ended July 31,
        2003 filed November 12, 2003)

10.1    American TeleSource International, Inc. 1998 Stock Option Plan (Exhibit 4.7 to Registration statement on
        Form S-8 filed January 11, 2000)

10.2    2000 Option Plan (Exhibit 4.36 to annual Report on Form 10-K for the year ended July 31, 2003 filed
        November 12. 2000.)

10.3    Agreement with SATMEX (Agreement #095-1) (Exhibit 10.31 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007))

10.4    Agreement with SATMEX (Agreement #094-1) (Exhibit 10.32 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007))

10.5    Amendment to Agreement #094-1 with SATMEX (Exhibit 10.3 to Amended Annual Report on Form 10-K
        for year ended July 31, 1999 filed August 25, 2000)

10.6    Amendment to Agreement #095-1 with SATMEX (Exhibit10.4 to Amended Annual Report on Form 10-K
        for year ended July 31, 1999 filed August 25, 2000)

10.7    Bestel Fiber Lease (Exhibit 10.5 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.8    Addendum to Fiber Lease with Bestel, S.A. de C.V. (Exhibit 10.6 to Amended Annual Report on Form 10-K
        for year ended July 31, 1999 filed August 25, 2000)

10.9    Commercial Lease with BDRC, Inc (Exhibit 10.24 to Annual Report on Form 10-K for year ended July 31,
        2003 filed November 12, 2003)

10.10   Stock Purchase Agreement with Telemarketing (Sale of ATSICOM) (Exhibit 10.1 to Form 8-K filed June
        16, 2003)

10.11   Interconnection Agreement TELMEX and ATSICOM (English summary) (Exhibit 10.26 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

10.12   Interconnection Agreement TELMEX and ATSICOM (English Translation) (Exhibit 10.27 to Amended
        Annual Report on Form 10-K/A for the year ended July 31, 2003 filed March 2, 2004)


10.13   Carrier Service Agreement DialMex and ATSI (Exhibit 10.27 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

21      Subsidiaries of ATSI (Exhibit 21 to Annual Report on Form 10-K for year ended July 31, 2004 filed
        November 9, 2004)*

31.1    Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of
        2002. *

31.2    Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-
        Oxley Act of 2002. *

32.1    Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of
        2002. *

32.2    Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-
        Oxley Act of 2002. *

99.1    FCC Radio Station Authorization - C Band (Exhibit 10.10 to Registration statement on Form S-4 (No. 333-
        05557) filed June 7, 1996)

99.2    FCC Radio Station Authorization - Ku Band (Exhibit 10.11 to Registration statement on Form 10 (No. 333-
        05557) filed June 7, 1996)

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

(b)     Reports on Form 8-K

     - On May 13, 2004, we filed a Current Report on Form 8-K announcing the voting results from the Annual Meeting of Stockholders under Items 5 and 7.
     - On June 18, 2004, we filed a Current Report on Form 8-K announcing the completion of the merger of ASTI Communications, Inc. with and into ATSI Merger Corporation under Items 5 and 7.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ATSI  COMMUNICATIONS,  INC.

                                             By: /s/  Arthur  L.  Smith
                                                 --------------------------
                                                 Arthur  L.  Smith
                                                 President  and
                                                 Chief  Executive  Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE              TITLE                                     DATE
---------              -----                                     ----

/s/ Arthur L. Smith    Principal Executive Officer and Director  November 9, 2004
-------------------
Arthur L. Smith

/s/ Antonio Estrada    Principal Accounting Officer              November 9, 2004
-------------------
Antonio Estrada        Principal Finance Officer

/s/ John R. Fleming    Director                                  November 9, 2004
-------------------
John R. Fleming

/s/ Murray R. Nye      Director                                  November 9, 2004
-------------------
Murray R. Nye

/s/ Michael G. Santry  Director                                  November 9, 2004
-------------------
Michael G. Santry