Form 10QSB
period 2004-10-31
ATSI COMMUNICATIONS INC/DE
filed 2004-12-15
CIK 1014052

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB
(mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _________

                         Commission File Number: 1-15687

                            ATSI COMMUNICATIONS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                NEVADA                                   74-2849995
   (State or Other Jurisdiction of             (IRS Employer Identification No.)
    Incorporation or Organization)

                            8600 WURZBACH, SUITE 700W
                            SAN ANTONIO, TEXAS 78240
                    (Address of Principal Executive Offices)

                                 (210) 614-7240
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     As of December 08, 2004, there were outstanding 6,180,787 shares of the registrant's common stock, $.001 par value per share.

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED OCTOBER 31, 2004

                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

Item 1. Financial Statements (Unaudited)

        Consolidated  Balance  Sheets  as  of  October  31,  2004 . . . . . .  4
        Consolidated Statements of Operations for the Three Months
        Ended October 31, 2004 and 2003 . . . . . . . . . . . . . . . . . . .  5
        Consolidated Statements of Comprehensive Loss for the
        Three Months Ended October 31, 2004 and 2003. . . . . . . . . . . . .  6
        Consolidated Statements of Cash Flows for the Three Months
        Ended October 31,2004 and 2003. . . . . . . . . . . . . . . . . . . .  7
        Notes to Consolidated Financial Statements. . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 3. Control and procedures. . . . . . . . . . . . . . . . . . . . . . . . 16

PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 2. Unregistered sales of equity securities and use of proceeds . . . . . 17

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . 18

                                        PART 1. FINANCIAL INFORMATION

                                         ITEM 1. FINANCIAL STATEMENTS

                                          ATSI COMMUNICATIONS, INC.
                                               AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except share information)
                                                 (unaudited)


                                                                                            October 31,
                                                                                               2004
                                                                                           -------------
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                                                  $         14
Accounts receivable                                                                                 160
Prepaid & other current assets                                                                       46
                                                                                           -------------
   Total current assets                                                                             220
                                                                                           -------------

PROPERTY AND EQUIPMENT                                                                              150
 Less - Accumulated depreciation and amortization                                                   (25)
                                                                                           -------------
   Net property and equipment                                                                       125
                                                                                           -------------

OTHER ASSETS, net
Intangible Assets, net                                                                               24

                                                                                           -------------
     Total assets                                                                          $        369
                                                                                           =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
Pre-petition liabilities of bankrupt subsidiaries, net of assets                           $     12,104
Accounts payable                                                                                    595
Accrued liabilities                                                                                 659
Current portion of obligation under capital leases                                                    3
Notes payable                                                                                       707
Convertible debentures                                                                              275
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and
outstanding.                                                                                      1,149
Series E Cumulative Preferred Stock, 10,000 shares authorized and 1,170 shares issued and
outstanding                                                                                       1,292
Liabilities from discontinued operations, net of assets                                           1,152
                                                                                           -------------
     Total current liabilities                                                                   17,936
                                                                                           -------------

LONG-TERM LIABILITIES:
Notes payable                                                                                       500
Obligation under capital leasses, less current portion                                               11
Other                                                                                                 9
                                                                                           -------------
     Total long-term liabilities                                                                    520
                                                                                           -------------

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 3,750  issued
and outstanding                                                                                       -
Series H Convertible Preferred Stock, 16,000,000 shares authorized, 14,114,716  issued
and outstanding                                                                                      14
Common stock, $0.001, 150,000,000 shares authorized,  5,478,340  issued and outstanding               6
Additional paid in capital                                                                       69,948
Accumulated deficit                                                                             (88,557)
Other comprehensive Income                                                                          502
                                                                                           -------------
     Total stockholders' deficit                                                                (18,087)
                                                                                           -------------
     Total liabilities and stockholders' deficit                                           $        369
                                                                                           =============

                             ATSI COMMUNICATIONS, INC.
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)
                                    (unaudited)

                                                    Three months ended October 31,
                                                    ------------------------------
                                                         2004            2003
                                                    --------------  --------------
OPERATING REVENUES:
  Services
      Carrier services                              $         769   $          33
      Network services                                         73              42
                                                    --------------  --------------

     Total operating revenues                                 842              75

OPERATING EXPENSES:
      Cost of services (exclusive of depreciation
      and amortization, shown below)                          772              50
      Selling, general and administrative                     250             196
      Legal and professional fees                             239               -
      Bad debt expense                                          -               4
      Depreciation and amortization                            23               -
                                                    --------------  --------------

     Total operating expenses                               1,284             250
                                                    --------------  --------------


OPERATING LOSS                                               (442)           (175)

OTHER INCOME (EXPENSE):
  Other income (expense), net                                   -               1
  Debt forgiveness income                                     460               -
  Loss on an unconsolidated affiliate                           -              (7)
  Interest expense                                            (31)            (26)
  Gain/(loss) from sale of assets                               -               -
                                                    --------------  --------------

     Total other income (expense)                             429             (32)

NET INCOME / (LOSS)                                           (13)           (207)

LESS: PREFERRED DIVIDENDS                                     (38)            (94)
                                                    --------------  --------------

NET INCOME / (LOSS) TO COMMON STOCKHOLDERS                   ($51)          ($301)
                                                    ==============  ==============

BASIC AND DILUTED GAIN / (LOSS) PER SHARE                  ($0.01)         ($0.29)
                                                    ==============  ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                   3,598,383       1,036,390
                                                    ==============  ==============

                          ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                        (In thousands)
                                         (unaudited)


                                                     For the three months ended October 31,
                                                   ------------------------------------------
                                                          2004                   2003
                                                   -------------------  ---------------------
Net loss to common stockholders

   Other comprehensive income (loss), net of tax:                ($51)                 ($301)

    Foreign currency translation adjustment                         -                      -
                                                   -------------------  ---------------------

Comprehensive loss to common stockholders                        ($51)                 ($301)
                                                   ===================  =====================

                           ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (In thousands)
                                           (unaudited)


                                                                  Three months ended October 31,
                                                                  ------------------------------
                                                                       2004            2003
                                                                  --------------  --------------
NET INCOME (LOSS)                                                          ($13)          ($207)
Adjustments to net income (loss)
  Debt forgiveness income                                                  (460)              -
CASH FLOWS FROM OPERATING ACTIVITIES:
  Adjustments to reconcile net loss
   operating activities-
     Depreciation and amortization                                           23               -
      Loss on an unconsolidated affiliate                                     -               7
      Issuance of common stock for services                                  40               -
      Issuance of warrants for services                                       -              14
     Provision for losses on accounts receivable                              -               4
     Changes in operating assets and liabilities:
     (Increase) decrease in
        Accounts receivable                                                (131)              5
        Prepaid expenses and other                                          (20)             (6)
     Increase (decrease) in
        Accounts payable                                                     90              58
        Accrued liabilities                                                 105              29
                                                                  --------------  --------------
Net cash used in operating activities                                      (366)            (96)
                                                                  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                         (6)              -
   Cash proceeds from sale of ATSICOM                                         -              62
   Investment in joint venture  in ATSICOM                                    -             (36)
   Acquisition of business, net of assets                                    (8)              -
                                                                  --------------  --------------
Net cash (used in) provided by investing activities                         (14)             26
                                                                  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                              286              50
   Proceeds from the exercise of warrants                                    14               -
                                                                  --------------  --------------
Net cash provided by financing activities                                   300              50
                                                                  --------------  --------------
NET (DECREASE) INCREASE IN CASH                                             (80)            (20)
CASH AND CASH EQUIVALENTS, beginning of period                               94             140
CASH AND CASH EQUIVALENTS, Allocated to discontinued operations               -               -
                                                                  --------------  --------------
CASH AND CASH EQUIVALENTS, end of period                          $          14   $         120
                                                                  ==============  ==============

NON-CASH TRANSACTIONS
  Issuance of common stock for conversion of debts                $         733
  Issuance of common stock for purchase of Intangible assets                 24

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto of ATSI Communications Inc. filed with the SEC on Form 10-K for the year ended July 31, 2004. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2004, as reported in the Form 10-K, have been omitted.

NOTE 2 - PRE-PETITION LIABILITIES (NET OF ASSETS) OF THE BANKRUPT SUBSIDIARIES

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

The following represents the pre-petition liabilities of the bankrupt subsidiaries, net of assets (in thousands):

          CURRENT  LIABILITIES:                 October 31, 2004
          ---------------------                -----------------
          Accounts payable                     $           7,496
          Accrued liabilities                              2,015
          Notes payable                                      386
          Capital leases                                   2,207
                                               -----------------

          TOTAL CURRENT LIABILITIES:           $          12,104
                                               =================

NOTE 3 - NOTES PAYABLE

During the first quarter of fiscal 2005, ATSI borrowed a total of $300,000 from Recap Marketing & Consulting, LLP and entered into a series of unsecured convertible promissory notes bearing interest at the rate of 12% per annum, with the following maturity dates:

          ORIGINATION DATE     AMOUNT     MATURITY DATE
          ------------------  --------  ------------------
          August 23, 2004     $ 25,000  August 23, 2005
          August 30, 2004       25,000  August 30, 2005
          September 15, 2004    25,000  September 15, 2005
          September 20, 2004   150,000  September 20, 2005
          October 8, 2004       25,000  October 8, 2005
          October 12, 2004      25,000  October 12, 2005
          October 15, 2004      10,000  October 15, 2005
          October 25, 2004      15,000  October 25, 2005
                              --------

                              $300,000
                              ========

Additionally, during the first quarter of fiscal 2005, individual affiliates of Recap Marketing & Consulting LLP elected to exercise 1,348,000 warrants and
Recap Marketing & Consulting LLP forgave notes in the amount of $13,473 as the conversion price. As a result ATSI issued 1,348,000 common shares.

NOTE 4 - WARRANTS

On October 13, 2003, ATSI entered into consulting agreements for twelve months with certain individual affiliates of Recap Marketing & Consulting, LLP that provided for the issuance of compensation warrants to purchase a total of 3,900,000 shares of ATSI's common stock at prices as indicated in the following table. These warrants expire on November 30, 2005. At issuance ATSI recognized $7,052,999 of non-cash compensation expense associated with the issuance of these warrants.

                    COMMON SHARES  EXERCISE PRICE
                    -------------  ---------------
                        2,000,000  $    0.01/share
                          800,000  $    0.25/share
                          850,000  $    0.50/share
                          250,000  $    0.75/share

During fist quarter of fiscal 2005, individual affiliates of Recap Marketing & Consulting, LLP or their assignees exercised the following warrants:

          EXERCISE DATE       EXERCISE PRICE   COMMON SHARES
          ------------------  ---------------  -------------
          September 21, 2004  $    0.01/share        762,000
          October 14, 2004    $    0.01/share        436,000
          October 15, 2004    $    0.01/share        150,000
                                               -------------

                                                   1,348,000
                                               =============

NOTE 5 - SETTLEMENT AND RESTRUCTURING OF DEBT

On October 1, 2004, ATSI entered into a Settlement Agreement and Mutual release with Alfonso Torres Roqueni, the former owner of the concession license purchased by ATSICOM in July 2000. Under the settlement agreement all amounts owed of $1,359,500 were restructured and settled in exchange for the issuance by ATSI of 687,600 common shares for the payment of $859,500 of the related obligation. The common shares were considered issued at $1.25 per share. However, if on the measurement date of April 1, 2005, the average closing price of the ATSI common stock for the ten (10) trading days immediately preceding the measurement date is below $1.15, ATSI will be required to issue an additional 59,791 common shares. If, however, the average closing price of the ATSI common stock for the ten (10) trading days immediately preceding the measurement date is at or above $1.15, no other consideration will be given and the 687,600 shares issued will be considered as the final consideration. Additionally as part of the settlement, ATSI issued a promissory note for the remaining balance of $500,000. The note accrues interest at the rate of 6% per annum and has a maturity date of October 1, 2007, with no monthly payments.

On October 26, 2004, ATSI entered into a Settlement Agreement and Mutual release with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director. Under the settlement agreement, ATSI issued 30,000 shares of its common stock for the settlement of all principal and interest owed under a note payable in the amount of $250,000. This note was originally entered into on March 22, 2001 and subsequently restructured on September 12, 2002.

NOTE 6 - ACQUISITION OF A LOCAL EXCHANGE CARRIER COMPANY

On August 1, 2004, ATSI entered into an Asset Purchase Agreement with Hinotel, Inc., a Hispanic owned Competitive Local Exchange Carrier ("CLEC") based in
South Texas. The assets purchased under the agreement included Hinotel's customer base, a customer management and billing system, and supplier contracts. Additionally, the transaction included the assignment and transfer of the CLEC license in the State of Texas. The purchase price of the assets was $31,500, paid in 40,000 shares of ATSI common stock and $7,500 in cash.

NOTE 7 - SUBSEQUENT EVENTS

NOTES PAYABLE
-------------

Subsequent to October 31, 2004, ATSI borrowed a total of $50,000 from Recap Marketing & Consulting, LLP and entered into a series of unsecured convertible promissory notes bearing interest at the rate of 12% per annum, with the following maturity dates:

          ORIGINATION DATE   AMOUNT     MATURITY DATE
          -----------------  -------  -----------------
          November 5, 2004   $25,000  November 5, 2005
          November 15, 2004   15,000  November 15, 2005
          December 1, 2004    10,000  December 1, 2005
                             -------

                             $50,000
                             =======

Additionally, subsequent to October 31, 2004, individual affiliates of Recap Marketing & Consulting, LLP or their assignees exercise the following warrants:

          EXERCISE DATE      EXERCISE PRICE   COMMON SHARES
          -----------------  ---------------  -------------
          November 2, 2004   $    0.01/share         50,000
          November 11, 2004  $    0.01/share         36,100
          November 11, 2004  $    0.25/share        495,072
                                              -------------

                                                    581,172
                                              =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. "Forward looking statements" are those statements that describe management's beliefs and expectations about the future. We have identified forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "may," "expect," and "intend." Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the Additional Risk Factors section of the Annual Report Form 10-K and other documents filed with the Securities and Exchange
Commission.  Therefore,  these  types  of  statements may prove to be incorrect.

     The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three months ended October 31, 2004 and 2003. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included in the annual report on Form 10-K filed with the SEC on November 8, 2004. As used in this section, the term "fiscal 2005" means the year ending July 31, 2005 and "fiscal 2004" means the year ended July 31, 2004.

GENERAL

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

     On August 1, 2004, we acquired a Local Exchange Carrier ("CLEC") based in South Texas. This acquisition will serve as a gateway to reach out to the Hispanic communities residing along the US and Mexico border. Our strategy is to provide reliable and affordable local and long distance services to the underserved Hispanic community through Texas. Our entry to the retail services arena will allow us to leverage our existing international VoIP network with additional services that have the potential to deliver higher margins than our wholesale international VoIP services. We have deployed various postpaid and prepaid retail services and generated approximately $19,000 in retail services revenue during the first quarter of fiscal 2005.

     We have incurred operating losses and deficiencies in operating cash flows in each year since our inception in 1994 and expect our losses to continue through July 31, 2005. Our operating losses were $8,485,000, for the year ending July 31, 2004. We had an operating loss of $442,000, for the quarter ended October 31, 2004 and a working capital deficit of $17,716,000 at October 31, 2004. Due to such losses and our recurring losses, as well as the negative cash flows generated from our operations and our substantial working capital deficit, the auditor's opinion on our financial statements as of July 31, 2004 calls attention to substantial doubts about our ability to continue as a going concern. This means that there is substantial doubt that we will be able to continue in business through July 31, 2005.

     We have experienced difficulty in paying our vendors and lenders on time in the past. As a result, during the quarter ended October 31, 2004 management continued to pursue different avenues for funding and we entered into various short-term convertible promissory notes in the aggregate amount of $300,000. These funds have allowed the Company to pay those operating and corporate expenses that were not covered by our current cash inflows from operations. We will continue to require additional funding until the cash inflows from operations are sufficient to cover the monthly operating expenses. There is no assurance that we will be successful in securing additionally funding over the next twelve months.

RESULTS OF OPERATIONS

     The following table sets forth certain items included in the Company's results of operations in dollar amounts and as a percentage of total revenues for the three-month periods ended October 31, 2004 and 2003.

                                               Three months ended October 31,
                                              --------------------------------
                                                    2004             2003
                                                    ----             ----
                                                         (Unaudited)
                                                         -----------
                                                 $       %        $       %
                                              -------  ------  -------  ------
Operating revenues
------------------
Services
    Carrier services                          $  769      91%  $   33      44%
    Network services                              73       9%      42      56%
                                              -------  ------  -------  ------
Total operating revenues                         842     100%      75     100%

Cost of services (Exclusive of depreciation
and amortization, shown below)                   772      92%      50      67%
                                              -------  ------  -------  ------
Gross Margin                                      70       8%      25      33%

Selling, general and administrative
expense                                          250      30%     196     261%

Legal and professional fees                      239      28%       -       0%

Bad debt expense                                   -       0%       4       5%

Depreciation and amortization                     23       3%       -       0%
                                              -------  ------  -------  ------
Operating loss                                  (442)    -52%    (175)   -233%

Debt forgiveness income                          460      55%       -       0%
Other income (expense), net                      (31)     -4%     (32)    -43%
                                              -------  ------  -------  ------
Net loss                                         (13)     -2%    (207)   -276%
                                              -------  ------  -------  ------
Less: preferred stock dividends                  (38)     -5%     (94)   -125%
                                              -------  ------  -------  ------
Net loss to applicable to
common shareholders                             ($51)     -6%   ($301)   -401%
                                              =======          =======

THREE MONTHS ENDED OCTOBER 31, 2003 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2002

     Operating  Revenues.  Consolidated  operating  revenues  increased  1,023%
between periods from $75,000 for the quarter ended October 31, 2003 to approximately $842,000 for the quarter ended October 31, 2004.

     Carrier services revenues increased approximately $736,000, or 100% from the quarter ended October 31, 2003 to the quarter ended October 31, 2004. Our carrier traffic increased from approximately 680,480 minutes in the first quarter of fiscal 2004 to approximately 16,304,526 minutes in the first quarter ended October 31, 2004. The increase in revenue and carrier traffic can mainly be attributed to the growth in carrier services revenue since implementation of the NexTone VoIP soft-switch during the last quarter of fiscal 2004.

     Network services revenues increased approximately 74% or $31,000 from the quarter ended October 31, 2003 to the quarter ended October 31, 2004. The increase in network services revenue is primarily due to the purchase and assignment of a network services contract from American TeleSource International de Mexico S.A de C.V. (ASTIMEX). Under the assignment and purchase agreement with ATSIMEX, we acquired the remaining term of the contract, from February 2004 through June 2004 and generated monthly revenues of approximately $22,000. The agreement has expired and we are providing service to this customer on a month-to-month basis at the same rate.

     Cost of Services. (Exclusive of depreciation and amortization) The consolidated cost of services increased by approximately $722,000 from the quarter ended October 31, 2003 to the quarter ended October 31, 2004. The increase in cost of services is a direct result of the increase in carrier services revenue and network services revenue. As mentioned above, our carrier traffic increased from approximately 680,480 minutes in the first quarter of fiscal 2004 to approximately 16,304,526 minutes in the quarter ended October 31, 2004, thus increasing our cost of services between quarters.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased approximately $54,000, or 28% from the quarter ended October 31, 2003 to the quarter ended October 31, 2004. The increase is attributable to the recognition of approximately $45,000 in wages and contract labor associated with the operations of the retail services acquired during the first quarter of fiscal 2005.

     Legal and professional Fees. Legal and professional fees increased approximately $240,000, or 100% from the quarter ended October 31, 2003 to the quarter ended October 31, 2004. The increase is attributable to the recognition of approximately $150,000 in professional fees associated with a marketing campaign that commenced during the first quarter of fiscal 2005. Additionally, during the quarter we recognized approximately $90,000 in legal fees associated to the lawsuit for stock fraud and manipulation by various institutions, as describe in the legal preceding section of this report.

     Depreciation and Amortization. Depreciation and amortization increased by approximately 100% or $23,000 from the quarter ended October 31, 2003 to the quarter ended October 31, 2004. The increase is attributed to the recognition of depreciation expense and amortization on the NexTone VoIP soft-switch that was acquired at the last quarter of fiscal 2004.

     Operating Loss. The Company's operating loss increased by approximately $267,000 or 153% from the quarter ended October 31, 2003 to the quarter ended October 31, 2004. The increase in operating loss is attributed to the increase of $293,000 in SG&A and the increase of approximately $23,000 in depreciation and amortization in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increase in SG&A and depreciation and amortization were offset slightly by the increase in gross margin of approximately $45,000.

     Debt forgiveness income. Our debt forgiveness income increased approximately $460,000 from the quarter ended October 31, 2003 to the quarter ended October 31, 2004. During the quarter ended October 31, 2004, we negotiated an exchange of various liabilities for equity. These settlements were related to the settlement of the $859,500 liability with Alfonso Torres Roqueni, the former owner of the concession license acquired in July 2000, and the settlement of a $250,000 note payable with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director. The debt forgiveness income was based on the difference between the market price of ATSI equity at the time of issuance and the market price calculated at the time of the settlement of the debt.

     Other Income (expense). Other income and expense is comparable between quarter at approximately $31,000 for the quarter ended October 31, 2004 and $32,000 for the quarter ended October 31, 2003.

     Preferred Stock Dividends. Preferred Stock Dividends expense decreased by approximately $56,000 between periods, from $94,000 for the quarter ended October 31, 2003 to $38,000 during the quarter ended October 31, 2004. During fiscal 2004 we converted all Redeemable Preferred Series F and Series G shares to common. As a result of these conversions no dividends were incurred during the quarter ended October 2004 related to these securities.

     Net loss to Common Stockholders. The net loss for the quarter ended October 31, 2004 decreased to $51,000 from $301,000 for the quarter ended
October 31, 2003. The decrease in net loss to common stockholders was due primarily to the recognition of debt forgiveness income of $460,000 during the quarter and the $56,000 reduction of preferred stock dividends payable.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities: During the quarter ended October 31, 2004, operations consumed approximately $366,000 in cash. This cash consumed by operations is primarily due to net losses of approximately $13,000 incurred during the quarter ending October 31, 2004 and the non-cash income of $460,000 arising from the forgiveness of debts. We recognized an increase in accounts payable of approximately $90,000, increase in accrued liabilities of approximately $105,000. The increase in accrued liabilities and accounts payable is primarily due to the company recognizing approximately $31,000 in interest expense associated with various notes, the accrual of preferred stock dividends of $38,000 and the accrual of professional fees of approximately $16,000 associated with the first quarter review and legal consulting work rendered during the quarter. Also, we recognized an increase in accounts receivables of $131,000 associated with the billing to our customers at the end of the quarter, which we collected subsequent to the quarter ending October 31, 2004. We also recognized an increase in prepaid expenses for $20,000 related to the prepayments made to our vendors for the additional services and additional capacity required form our vendors.

     Cash provided used in investing activities: During the quarter ended October 31, 2004, the Company acquired a new router, copier and printer for $20,000. During the quarter we paid $6,000 in cash towards this acquisition. The new router was acquired to compensate the increase in volume of minutes processed through our network during the quarter ending October 31, 2004.

     Additionally, during quarter ended October 31, 2004, ATSI entered into an Asset Purchase Agreement with Hinotel, Inc., a Hispanic owned Competitive Local Exchange Carrier ("CLEC") based in South Texas. The assets purchase under the agreement included Hinotel's customer base, a customer management and billing system, and supplier contracts. The transaction also included the assignment and transfer of the CLEC license in the State of Texas. The purchase price of the assets was $31,500, paid in 40,000 shares of ATSI common stock and $7,500 in cash.

     Cash (used in)/ provided by financing activities: During the quarter ended October 31, 2004 we received approximately $286,000 for the issuance of debt and received $14,000 from the exercise of warrants.

     Overall, our net operating, investing and financing activities during the quarter ended October 31, 2004 provided a decrease of approximately $80,000 in cash balances. We intend to cover our monthly operating expenses with our remaining available cash. Additionally, we will continue to pursue additional equity offerings to cover our deficiencies in cash reserves. However, there is no assurance that we will be able to secure the equity offerings required to supplement our deficiencies in cash reserves.

     Our working capital deficit at October 31, 2004 was approximately $17,716,000. This represents a decrease of approximately $1,232,000 from our working capital deficit at July 31, 2004. The decrease can primarily be attributed to the settlement of various liabilities through the issuance of common stock. These settlement were related to the settlement of $859,500 liability with Alfonso Torres Roqueni, the former owner of the concession license acquired in July 2000 and the settlement of a $250,000 note payable with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director.

     Our working capital deficit at October 31, 2004 included approximately $12,104,000 related to the pre-petition liabilities (net of assets), associated with ATSI-Texas and TeleSpan, the two subsidiaries currently under Chapter 7 Bankruptcy. The pre-petition liability balance is composed primarily of the following:

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

Our working capital deficit after exclusion of the pre-petition liabilities is approximately $5,612,000.

     Our current obligations include $690,861 owed to Recap Marketing & Consulting; LLP related various unsecured convertible promissory notes bearing interest at the rate of 12% per annum. We entered into these promissory notes during fiscal 2004 and the first quarter of fiscal 2005.

     Our current liability includes approximately $1,149,000 associated with the Series D Cumulative preferred stock. Of this balance, $942,000 is associated with the full redemption of this security and $207,000 is related to the accrued dividends as of October 31, 2004.

     Our current liabilities include approximately $1,292,000 associated with the Series E Cumulative preferred stock. Of this balance, $1,058,000 is associated with the full redemption of this security and $234,000 is related to the accrued dividends as of October 31, 2004. During the fiscal year ended July 31, 2003, the Company was de-listed from AMEX and according to the terms of the Series E Cumulative preferred stock Certificate of Designation, if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX the Series E preferred stockholder could request a mandatory redemption of the total outstanding preferred stock. As of the date of this filing we have not received such redemption notice.

     On October 31, 2002 we filed a lawsuit in the Southern District Court of New York against two financial institutions, Rose Glen Capital and Shaar Fund, the holders of Series D and E Redeemable Preferred Stock, for stock fraud and manipulation. These liabilities combined for a total of approximately $2,441,000. Accounting rules dictate that these liabilities remain in our books under Current Liabilities until the lawsuit is resolved in the judicial system or otherwise. At this time we cannot predict the outcome or the time frame for this to occur.

     We also have approximately $1,152,000 of current liabilities (net of assets) associated to the discontinued operations of the retail services unit. This balance is composed primarily of approximately $453,000 owed to the Mexican taxing authorities related to a note assumed through the acquisition of Computel and approximately $699,000 related to income taxes owed as of October 31, 2004.

ONGOING OPERATIONS

     We believe that, based on our limited access to capital resources and our current cash balances, that financial resources may not be available to support our ongoing operations for the next twelve months or until we are able to generate income from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

     As outlined in Note 3 and 7 to the financial statements, we have incurred amounts of debt to finance our working capital requirements. During the quarter ended October 31, 2004, we borrowed a total of $300,000 and subsequent to the quarter ended October 31, 2004 we barrowed an additional $50,000 from Recap Marketing & Consulting, LLP; to fund our operating expenses and other corporate expenses. This debt will be applied to the payment of warrants issued to certain individual affiliates of Recap Marketing & Consulting, LLP.

     We will continue to pursue cost cutting or expense deferral strategies in order to conserve working capital. These strategies will limit the implementation of our business plan and increase our future liabilities. We are dependent on our operations and the proceeds from future debt or equity investments to fund our operations and fully implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which will have a material adverse effect on our anticipated results from operations and financial condition. Alternatively, we may seek interim financing in the form of private placement of debt or equity securities. Such interim financing may not be available in the amounts or at the time when is required, and will likely not be on the terms favorable to the Company.

ITEM 3. CONTROLS AND PROCEDURES

     The Company has adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Controller and Principal Financial Officer, the
Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the fiscal quarter covered by this report. There were no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that have had a material affect or are reasonably likely to have a material affect on internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PRECEDINGS

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

     In October 2002, we filed a lawsuit in the Southern District of New York against several financial parties for stock fraud and manipulation. The case is based on convertible preferred stock financing transactions involving primarily two firms: Rose Glen Capital and the Shaar Fund. We believe that Rose Glenn and the Shaar Fund engaged in a scheme to defraud us into selling multiple series of convertible preferred stock and to manipulate the price of our stock downward in order to take advantage of increased conversion rates resulting from the decline in stock price. We are not able to determine the likelihood of an adverse outcome or the amount or range of any losses that could result from this matter. If we receive an adverse decision in this suit, it is likely we would be required to issue a substantial amount of our common shares to our Series D and Series E holders and the current owners of our common shares would be substantially diluted.

     In December 2003, we filed a cause of action in the 407th Judicial District of Bexar County, Texas against James C. Cuevas, Raymond G. Romero, Texas Workforce Commission, ATSI-Texas and Martin W. Seidler seeking judicial review on the decision issued by the Texas Workforce Commission awarding a claim for $81,092 against us for unpaid wages. The District Court has set a trial date for July 11, 2005. We are vigorously pursuing this action but cannot predict the outcome of this litigation or the amount or range of a potential loss. An adverse decision in this matter would have a material adverse effect on our financial condition in the period in which it is entered.

     In January 2004, we filed a petition in the 150th Judicial District of Bexar County, Texas against Inter-tel.net, Inc. and Vianet Communications, Inc. d/b/a Inter-tel.net seeking declaratory relief that ATSI Communications, Inc. is not bound by the Carrier Services Agreement between Vianet Communications, Inc. and ATSI-Texas. On February 27, 2004 the Bankruptcy Court in the ATSI-Texas Bankruptcy case allowed Vianet Communications, Inc. to amend its claim pending in the Bankruptcy of ATSI-Texas and assert against ATSI its claim for $1,720,387 arising from an alleged breach of contract by ATSI-Texas. The Bankruptcy Court then ordered the lawsuit to be remanded back to state court for hearing. The District Court has set a trial date for March 9, 2005. We cannot predict the outcome of this litigation or the amount or range of a potential loss. An adverse decision in our declaratory judgment action and in the claim by Vianet Communications, Inc. would have a material adverse effect on our financial condition in the period in which it is entered.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table contains the names, number of shares, dates and consideration paid for common stock by persons who purchased securities in private placements during the three months ended October 31, 2004. All such transactions were exempt from registration under the Securities Act under
Section 4(2) as transactions not involving a public offering because of the limited number of persons involved in each transaction, the access of such persons to information about the Company that would have been available in a public offering, and the absence of any public solicitation or advertising.


                         NUMBER
PURCHASE                OF SHARES             CONSIDERATION                   DATE
----------------------  ---------  -----------------------------------  ----------------
Alexandro Hinojosa Sr.     40,000  Acquisition of Hinotel  for $24,000  August 1, 2004

Alfonso Torres Roqueni    687,600  Settlement of debt for $859,500      October 1, 2004

Tomas Revesz               30,000  Settlement of debt for $250,000      October 26, 2004

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        The exhibits listed below are filed as part of this report.

EXHIBIT NUMBER
---------------
4.1     Convertible  Promissory  Notes  issued  to Recap Marketing & Consulting,
        LLP.  *

10.1 Confidential Settlement Agreement and Mutual Release, Note Payable and Lock out agreement between ATSI and Alfonso Torres Roqueni, dated October 1, 2004. *

10.2    Confidential  Settlement  Agreement  and Mutual Release between ATSI and
        Infraestructura  Especial  and   Tomas Revesz, dated October 26, 2004. *

31.1    Certification  of  our  President  and  Chief  Executive  Officer, under
        Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1    Certification  of  our  President  and  Chief  Executive  Officer, under
        Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1 Public Utility Commission of Texas ("PUC") approval of transfer of the Service Provider Certificate of Authority ("SPCOA") from Hinotel, Inc. to ATSI's subsidiary, Telefamilia Communications, Inc. Dated
        October 25, 2004. *

*  Filed herewith

(b)  Reports  on  Form  8-K

     - On August 1, 2004, we filed a Current Report on Form 8-K under Items 1.01, 2.01, 3.02 and 9.01, we announced that ATSI Communications, Inc. and Hinotel, Inc. entered into an asset purchase agreement under which ATSI acquired all of Hinotel's retail customer base, a customer management and billing system, certain supplier contracts and the Competitive Local Exchange Carrier (CLEC) license in exchange for $7,500 in cash and 40,000 shares of ATSI common stock.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ATSI COMMUNICATIONS, INC.
                                             (Registrant)


Date: December 15, 2004             By: /s/ Arthur L. Smith
      -------------------               -------------------
                                    Name:  Arthur L. Smith
                                    Title: President and
                                    Chief Executive Officer

Date: December 15, 2004             By: /s/ Antonio Estrada
      -----------------                 -------------------
                                    Name:  Antonio  Estrada
                                    Title: Corporate Controller
                                    (Principal Accounting and Financial Officer)