Form 10QSB
period 2005-01-31
ATSI COMMUNICATIONS INC/DE
filed 2005-03-15
CIK 1014052

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to_______


                         Commission File Number 1-15687

                            ATSI COMMUNICATIONS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                       NEVADA                            74-2849995
          (State or Other Jurisdiction of              (IRS Employer
           Incorporation or Organization)            Identification No.)


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
Yes [X]  No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   CLASS                OUTSTANDING AS OF MARCH 15, 2005
         Common Stock, $.001 par                  8,960,311

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                      ATSI COMMUNICATIONS, INC.
                                          AND SUBSIDIARIES

                                  QUARTERLY REPORT ON FORM 10-QSB
                               FOR THE QUARTER ENDED JANUARY 31, 2005

                                               INDEX

PART I. FINANCIAL INFORMATION                                                                  Page
                                                                                               ----
Item 1. Financial Statements (Unaudited)

  Consolidated Balance Sheet as of January 31, 2005 . . . . . . . . . . . . . . . . . . . . . . . 1
  Consolidated Statements of Operations for the Three and Six Months
  Ended January 31, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
  Consolidated Statements of Comprehensive Loss for the Three and Six Months
  Ended January 31, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
  Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2005 and 2004. . .   4
  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .   5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .   8

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART II. OTHER INFORMATION

Item 3. Default upon senior securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                                     PART 1. FINANCIAL INFORMATION

                                      ITEM 1. FINANCIAL STATEMENTS

                                       ATSI COMMUNICATIONS, INC.
                                            AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                (in thousands, except share information)
                                              (unaudited)


                                                                                           January 31,
                                                                                              2005
                                                                                          -------------
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                                                 $          4
Accounts receivable                                                                                175
Prepaid & other current assets                                                                      68
                                                                                          -------------
    Total current assets                                                                           247
                                                                                          -------------

PROPERTY AND EQUIPMENT                                                                             152
  Less - Accumulated depreciation                                                                  (41)
                                                                                          -------------
    Net property and equipment                                                                     111
                                                                                          -------------

OTHER ASSETS, net
Intangible Assets, net of accumulated amortization of $16                                           16
                                                                                          -------------
    Total assets                                                                          $        374
                                                                                          =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
Pre-petition liabilities of bankrupt subsidiaries, net of assets                          $     12,104
Accounts payable                                                                                   541
Accrued liabilities                                                                                593
Current portion of obligation under capital leases                                                   3
Notes payable                                                                                      120
Convertible debentures                                                                             275
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and
outstanding.                                                                                     1,160
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,170 shares issued and
outstanding                                                                                      1,310
Liabilities from discontinued operations, net of assets                                          1,152
                                                                                          -------------
    Total current liabilities                                                                   17,258
                                                                                          -------------
LONG-TERM LIABILITIES:
Notes payable                                                                                      500
Obligation under capital leasses, less current portion                                              10
Other                                                                                                9
                                                                                          -------------
    Total long-term liabilities                                                                    519
                                                                                          -------------

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 3,750  issued
and outstanding                                                                                      -
Series H Convertible Preferred Stock, 16,000,000 shares authorized, 14,001,030  issued
and outstanding                                                                                     14
                                                                                                     9
Additional paid in capital                                                                      71,777
Accumulated deficit                                                                            (89,705)
Other comprehensive Income                                                                         502
                                                                                          -------------
    Total stockholders' deficit                                                                (17,403)
                                                                                          -------------
    Total liabilities and stockholders' deficit                                           $        374
                                                                                          =============

                                                  ATSI COMMUNICATIONS, INC.
                                                       AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (In thousands, except per share amounts)
                                                         (unaudited)

                                                      Three months ended January 31,         Six-months ended January 31,
                                                   ------------------------------------  ------------------------------------
                                                         2005               2004               2005               2004
                                                   -----------------  -----------------  -----------------  -----------------
OPERATING REVENUES:
  Services
    Carrier services                               $          1,446   $            209   $          2,215   $            242
    Network services                                             74                 42                147                 84
                                                   -----------------  -----------------  -----------------  -----------------

    Total operating revenues                                  1,520                251              2,362                326

OPERATING EXPENSES:
    Cost of services (exclusive of depreciation
    and amortization, shown below)                            1,422                218              2,194                267
    Selling, general and administrative                          82                128                306                249
    Legal and professional fees                                  40                 88                305                149
    Non-cash warrant expense, for services                      591                 15                591                 30
    Non-cash stock-based compensation, employees                474                  -                474                  -
    Bad debt expense                                              4                  -                  4                  4
    Depreciation and amortization                                24                  -                 47                  -
                                                   -----------------  -----------------  -----------------  -----------------

    Total operating expenses                                  2,637                449              3,921                699
                                                   -----------------  -----------------  -----------------  -----------------

OPERATING LOSS                                               (1,117)              (198)            (1,559)              (373)

OTHER INCOME (EXPENSE):
  Other expense                                                   4                  -                  4                  1
  Debt forgiveness income                                         -                  -                460                  -
  Loss on an unconsolidated affiliate                             -                (53)                 -                (60)
  Interest expense                                              (35)               (25)               (66)               (52)
                                                   -----------------  -----------------  -----------------  -----------------

    Total other income (expense)                                (31)               (78)               398               (111)

NET LOSS                                                     (1,148)              (276)            (1,161)              (484)

LESS: PREFERRED DIVIDENDS                                       (38)               (93)               (76)              (186)
                                                   -----------------  -----------------  -----------------  -----------------

NET LOSS TO COMMON
STOCKHOLDERS                                                ($1,186)             ($369)           ($1,237)             ($670)
                                                   =================  =================  =================  =================

BASIC AND DILUTED LOSS PER SHARE                             ($0.19)            ($0.36)            ($0.24)            ($0.65)
                                                   =================  =================  =================  =================

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                      6,346,695          1,036,550          5,088,741          1,036,550
                                                   =================  =================  =================  =================

                                         ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                       (In thousands)
                                                        (unaudited)

                                              For the three-months ended January 31,  For the six-month ended January 31,
                                                    2005                2004                2005                2004
                                             ------------------  ------------------  ------------------  ------------------
Net loss to common stockholders                        ($1,186)              ($369)            ($1,237)              ($670)

  Foreign currency translation adjustment                    -                   -                   -                   -
                                             ------------------  ------------------  ------------------  ------------------

Comprehensive loss to common stockholders              ($1,186)              ($369)            ($1,237)              ($670)
                                             ==================  ==================  ==================  ==================

                                 ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (In thousands)
                                                (unaudited)


                                                                            Six-months ended January 31,
                                                                               2005              2004
                                                                         ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                         ($1,161)            ($484)
Adjustments to net loss:
      Debt forgiveness income                                                       (460)                -
Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                   47                 -
      Loss on an unconsolidated affiliate                                              -                60
      Non-cash issuance of stock grants and options, employees                       474                 -
      Non-cash issuance of common stock  and warrants for services                   662                32
     Provision for losses on accounts receivable                                       4                 4
     Changes in operating assets and liabilities:
    Increase in
        Accounts receivable                                                         (150)              (29)
        Prepaid expenses and other                                                   (42)               (6)
     Increase  in
        Accounts payable                                                             130               139
        Accrued liabilities                                                           39                28
                                                                         ----------------  ----------------
Net cash used in operating activities                                               (457)             (256)
                                                                         ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                                  (8)                -
   Cash proceeds from sale of ATSICOM                                                  -               125
   Investment in joint venture  in ATSICOM                                             -               (47)
   Acquisition of business                                                            (8)                -
                                                                         ----------------  ----------------
Net cash (used in) provided by investing activities                                  (16)               78
                                                                         ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                       370               125
   Payments  on notes payable                                                       (774)                -
   Proceeds from the exercise of warrants                                            788                 -
   Principal payments on capital lease obligation                                     (1)                -
                                                                         ----------------  ----------------
Net cash provided by financing activities                                            383               125
                                                                         ----------------  ----------------
DECREASE IN CASH                                                                     (90)              (53)
                                                                         ----------------  ----------------
CASH AND CASH EQUIVALENTS, beginning of period                                        94               140
                                                                         ----------------  ----------------
CASH AND CASH EQUIVALENTS, end of period                                 $             4   $            87
                                                                         ================  ================

NON-CASH TRANSACTIONS
  Issuance of common stock for conversion of debts                       $           733
  Issuance of common stock for purchase of Intangible assets                          24

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

NOTE 2 - STOCK BASED COMPENSATION

ATSI accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. ATSI granted 2,104,001 options to purchase common stock to employees in the six months ending January 31, 2005. Sixty percent of these options vest immediately and the remaining balances vest over three years. ATSI recorded compensation expense of $42 under the intrinsic value method during the six months ended January 31, 2005.

The following table illustrates the effect on net loss and net loss per share if ATSI had applied the fair value provisions of FASB Statement No.123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                Three Months Ended        Six Months Ended
                                    January 31,             January 31,
                                2005          2004        2005        2004
                            -------------  -----------  ---------  -----------
Net loss as reported        $     (1,186)  $     (369)  $ (1,237)  $     (670)
Add: stock based
  compensation
  determined under
  intrinsic value-
  based method                        42            -         42            -
Less: stock based
  compensation
  determined under
  fair value-
  based method                    (1,000)           -     (1,000)           -
                            -------------  -----------  ---------  -----------

  Pro forma net loss        $     (2,144)  $     (369)  $ (2,195)  $     (670)


Basic and diluted net
  loss per common share:
  As reported               $       (.19)  $     (.36)  $   (.25)  $     (.65)
  Pro forma                         (.34)        (.36)      (.44)        (.65)

Additionally, during the six months ended January 31, 2005, ATSI issued 955,946 shares and 58,245 shares to its employees and consultants with a market value of $463 and $40, respectively.


NOTE 3 - PRE-PETITION LIABILITIES (NET OF ASSETS) OF THE BANKRUPT SUBSIDIARIES

ATSI's subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan) filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries were ATSI's primary operating companies and they have ceased operations. These bankruptcies did not include ATSI Communications, Inc., the reporting entity. On July 2, 2003, the U.S. Bankruptcy Court handling the Chapter 7 cases for ATSI Texas and TeleSpan approved the sale of two of their subsidiaries, ATSI de Mexico S.A de C.V. (ATSI Mexico) and Servicios de Infraestructura S.A de C.V. (SINFRA), to Latingroup Ventures, L.L.C. (LGV), a non-related party. Under the purchase agreement LGV acquired all the communication center assets and assumed all related liabilities. Additionally, under the agreement, LGV acquired the "Comercializadora" License owned by ATSI Mexico and the Teleport and Satellite Network License and the 20-year Packet Switching Network license owned by SINFRA. The Chapter 7 Bankruptcy Trustee received $17,500, which represents all the proceeds from the sale of these entities. The Chapter 7 Bankruptcy Trustee will manage the designation of these funds for the benefit of the creditors of ATSI Texas and TeleSpan. Upon liquidation of all the assets owned by ATSI Texas and TeleSpan, the Chapter 7 Trustee will negotiate all claims with creditors. ATSI has not received any creditor objections to these court proceedings.

The following represents the pre-petition liabilities of the bankrupt subsidiaries, net of assets (in thousands):

               CURRENT LIABILITIES:             January 31, 2005
               --------------------             ----------------
               Accounts payable                 $          7,496
               Accrued liabilities                         2,015
               Notes payable                                 386
               Capital leases                              2,207
                                                ----------------

                    TOTAL CURRENT LIABILITIES:  $         12,104
                                                ================

NOTE 4 - NOTES PAYABLE

During the first six months of fiscal 2005, ATSI borrowed a total of $370 from Recap Marketing & Consulting, LLP and entered into a series of unsecured convertible promissory notes bearing interest at the rate of 12% per annum, with the following maturity dates:

                   ORIGINATION DATE    AMOUNT     MATURITY DATE
                   ----------------   -------  ------------------
                   August 23, 2004    $     25  August 23, 2005
                   August 30, 2004          25  August 30, 2005
                   September 15, 2004       25  September 15, 2005
                   September 20, 2004      150  September 20, 2005
                   October 8, 2004          25  October 8, 2005
                   October 12, 2004         25  October 12, 2005
                   October 15, 2004         10  October 15, 2005
                   October 25, 2004         15  October 25, 2004
                   November 5, 2004         25  November 5, 2005
                   November 15, 2004        15  November 15, 2005
                   December 1, 2004         10  December 1, 2005
                   December 21, 2004        10  December 1, 2005
                   January 4, 2005          10  January 4, 2006
                                      --------
                               TOTAL  $    370
                                      --------

On November 1, 2004, ATSI entered into a note payable with Franklin Cardwell and Jones, PC, for $103 associated with legal and professional services previously rendered. The promissory note payable has a maturity date of December 1, 2005 and has an annual interest rate of 6%. The note is secured by ATSI equipment and accounts receivable. If ATSI pays the total outstanding balance on or before April 30, 2005, all accrued interest is waived and ATSI receives a 10% discount on the total outstanding balance. Beginning November 1, 2005, the holder of the note may convert all or any part of the outstanding balance and accrued and unpaid interest to shares of ATSI's common stock equal to the amount converted divided by the product of (a). 90 times (b) the five-day average of the last sales of the common stock prior to the conversion day.

NOTE 5 - WARRANTS

On October 13, 2003, ATSI entered into consulting agreements for twelve months with certain individual affiliates of Recap Marketing & Consulting, LLP that provided for the issuance of compensation warrants to purchase a total of 3,900,000 shares of ATSI's common stock at prices as indicated in the following table. These warrants expire on November 30, 2005. At issuance ATSI recognized $7,053 of non-cash compensation expense associated with the issuance of these warrants.

                              COMMON SHARES  EXERCISE PRICE
                              -------------  --------------
                                  2,000,000  $   0.01/share
                                    800,000  $   0.25/share
                                    850,000  $   0.50/share
                                    250,000  $   0.75/share

During the 2nd quarter of fiscal 2005, individual affiliates of Recap Marketing & Consulting LLP elected to exercise 3,380,644 warrants and Recap Marketing & Consulting LLP forgave notes in the amount of $774 as the conversion price. The following reflect the various exercise of warrants.

                                                COMMON
                                               ---------
          EXERCISE DATE       EXERCISE PRICE    SHARES
          ------------------  ---------------  ---------
          September 21, 2004  $    0.01/share    762,000
          October 14, 2004    $    0.01/share    436,000
          October 15, 2004    $    0.01/share    150,000
          November 2, 2004    $    0.01/share     50,000
          November 11, 2004   $    0.01/share     36,100
          November 11, 2004   $    0.25/share    495,072
          December 10, 2004   $    0.25/share    300,000
          December 15, 2004   $    0.25/share      4,928
          December 15, 2004   $    0.50/share     95,072
          December 17, 2004   $    0.50/share    130,000
          January 14, 2005    $    0.50/share    834,472
          January 31, 2005    $    0.50/share     87,000
                                               ---------
                                               3,380,644
                                               ---------

On November 1, 2004, ATSI extended the consulting agreements for an additional six months with certain individual affiliates of Recap Marketing & Consulting, LLP that provided for the issuance of compensation warrants to purchase a total of 1,000,000 shares of ATSI's common stock at price of $0.50 per share. These warrants expire on October 31, 2005. At signing of the extension to the consulting agreements ATSI recognized $591 of non-cash compensation expense associated with the issuance of these warrants.


NOTE 6 - SETTLEMENT AND RESTRUCTURING OF DEBT

On October 1, 2004, ATSI entered into a Settlement Agreement and Mutual release with Alfonso Torres Roqueni, the former owner of the concession license purchased by ATSICOM in July 2000. Under the settlement agreement amounts owed of $1,360 were restructured and settled in exchange for the issuance by ATSI of 687,600 common shares for the payment of $860 of the related obligation. The common shares were considered issued at $1.25 per share. However, if on the measurement date of April 1, 2005, the average closing price of the ATSI common stock for the ten (10) trading days immediately preceding the measurement date is below $1.15, ATSI will be required to issue an additional 59,791 common shares. If, however, the average closing price of the ATSI common stock for the ten (10) trading days immediately preceding the measurement date is at or above $1.15, no other consideration will be given and the 687,600 shares issued will be considered as the final consideration. Additionally as part of the settlement, ATSI issued a promissory note for the remaining balance of $500. The note accrues interest at the rate of 6% per annum and has a maturity date of October 1, 2007, with no monthly payments. ATSI recognized a gain of $235 on the settlement of this debt.

On October 26, 2004, ATSI entered into a Settlement Agreement and Mutual release with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director. Under the settlement agreement, ATSI issued 30,000 shares of its common stock for the settlement of all principal and interest owed under a note payable in the amount of $250. This note was originally entered into on March 22, 2001 and subsequently restructured on September 12, 2002. ATSI recognized a gain of $225 on the settlement of this debt.

NOTE 7 - ACQUISITION OF A LOCAL EXCHANGE CARRIER COMPANY

On August 1, 2004, ATSI entered into an Asset Purchase Agreement with Hinotel, Inc., a Hispanic owned Competitive Local Exchange Carrier ("CLEC") based in
South Texas. The assets purchased under the agreement included Hinotel's customer base, a customer management and billing system, and supplier contracts. Additionally, the transaction included the assignment and transfer of the CLEC license in the State of Texas. The purchase price of the assets was $32, paid in 40,000 shares of ATSI common stock and $8 in cash.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to January 31, 2005, ATSI amended the extension to the consulting agreement entered into with certain individual affiliates of Recap Marketing & Consulting, LLP on November 1, 2004. The amended consulting agreement provides for the issuance of compensation warrants to purchase a total of 1,250,000 shares of ATSI's common stock at prices as indicated in the following table. These warrants expire on February 28, 2006.

                              COMMON SHARES  EXERCISE PRICE
                              -------------  ---------------
                                    300,000  $    0.40/share
                                    300,000  $    0.30/share
                                    650,000  $    0.35/share

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

     The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and six months ended January 31, 2005 and 2004. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included in the annual report on Form 10-K filed with the SEC on November 8, 2004. As used in this section, the term "fiscal 2005" means the year ending July 31, 2005 and "fiscal 2004" means the year ended July 31, 2004.

GENERAL

     We are an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services. Our current operations consist of providing digital voice communications over data networks and the Internet using Voice-over-Internet-Protocol ("VoIP"). We provide high quality voice and enhanced telecommunication services to carriers, telephony resellers and others through various agreements with local service providers in the United States, Mexico, Asia, the Middle East and Latin America utilizing VoIP telephony services. Our services are as follows:

     Carrier Services: We provide VoIP termination services to United States and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically these telecommunications companies offer their services to the public for domestic and international long distance services.

     Network Services: We offer private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers multiple international offices and branches

     On August 1, 2004, we acquired a Local Exchange Carrier ("CLEC") based in South Texas. This acquisition will serve as a gateway to reach out to the Hispanic communities residing along the US and Mexico border. Our strategy is to provide reliable and affordable local and long distance services to the underserved Hispanic community through Texas. Our entry to the retail services arena will allow us to leverage our existing international VoIP network with additional services that have the potential to deliver higher margins than our wholesale international VoIP services. We have deployed various postpaid and prepaid retail services and generated approximately $43,000 in retail services revenue during the six months ended January 31, 2005.

     We have incurred operating losses and deficiencies in operating cash flows in each year since our inception in 1994 and expect our losses to continue through July 31, 2005. Our operating losses were $8,485,000, for the year ending July 31, 2004. We had an operating loss of $1,559,000, for the six months ended January 31, 2005 and a working capital deficit of $17,010,000 at January 31, 2005. Due to such recurring losses, as well as the negative cash flows generated from our operations and our substantial working capital deficit, the auditor's opinion on our financial statements as of July 31, 2004 calls attention to substantial doubts about our ability to continue as a going concern. This means that there is substantial doubt that we will be able to continue in business through July 31, 2005.

     We have experienced difficulty in paying our vendors and lenders on time in the past. As a result, during the six months ended January 31, 2005 management continued to pursue different avenues for funding and we entered into various short-term convertible promissory notes in the aggregate amount of $370,000. These funds have allowed the Company to pay those operating and corporate expenses that were not covered by our current cash inflows from operations. We will continue to require additional funding until the cash inflows from operations are sufficient to cover the monthly operating expenses. There is no assurance that we will be successful in securing additionally funding over the next twelve months.

RESULTS OF OPERATIONS

The following table sets forth certain items included in the Company's results of operations in dollar mounts and as a percentage of total revenues for the three and six-month period ended January 31, 2005 and 2004.

                                                     Three months ended January 31,            Six months ended January 31,
                                                     ------------------------------            ----------------------------
                                                       2005                 2004                2005                  2004
                                                       ----                 ----                ----                  ----
                                                                                  (Unaudited)
                                                                                  -----------
                                                   $         %          $         %          $         %          $         %
                                               ---------  --------  ---------  --------  ---------  --------  ---------  --------
Operating revenues
------------------
Services
    Carrier services                           $  1,446        95%  $    209        83%  $  2,215        94%  $    242        74%
    Network services                                 74         5%        42        17%       147         6%        84        26%
                                               ---------  --------  ---------  --------  ---------  --------  ---------  --------

Total operating revenues                          1,520       100%       251       100%     2,362       100%       326       100%

Cost of services (Exclusive of depreciation
and amortization, shown below)                    1,422        94%       218        87%     2,194        93%       267        82%
                                               ---------  --------  ---------  --------  ---------  --------  ---------  --------

Gross Margin                                         98         6%        33        13%       168         7%        59        18%

Selling, general and administrative
expense                                              82         5%       128        51%       306        13%       249        76%

Legal and professional fees                          40         3%        88        35%       305        13%       149        46%

Non-cash warrant expense, for services              591        39%        15         6%       591        25%        30         9%

Non-cash stock-based compensation, employees        474        31%         -         0%       474        20%         -         0%

Bad debt expense                                      4         0%         -         0%         4         0%         4         1%

Depreciation and amortization                        24         2%         -         0%        47         2%         -         0%
                                               ---------  --------  ---------  --------  ---------  --------  ---------  --------

Operating loss                                   (1,117)      -73%      (198)      -79%    (1,559)      -66%      (373)     -114%

Debt forgiveness income                               0         0%         -         0%       460        19%         -         0%
Other expense                                       (31)       -2%       (78)      -31%       (62)       -3%      (111)      -34%
                                               ---------  --------  ---------  --------  ---------  --------  ---------  --------

Net loss                                         (1,148)      -76%      (276)     -110%    (1,161)      -49%      (484)     -148%
                                               ---------  --------  ---------  --------  ---------  --------  ---------  --------

Less: preferred stock dividends                     (38)       -3%       (93)      -37%       (76)       -3%      (186)      -57%
                                               ---------  --------  ---------  --------  ---------  --------  ---------  --------

Net loss to applicable to
common shareholders                             ($1,186)      -78%     ($369)     -147%   ($1,237)      -52%     ($670)     -206%
                                               ---------            ---------            ---------            ---------

THREE MONTHS ENDED JANUARY 31, 2005 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2004

     Operating Revenues. Consolidated operating revenues increased by 506% between periods from $251,000 for the quarter ended January 31, 2004 to $1,520,000 for the quarter ended January 31, 2005.

     Carrier services revenues increased approximately $1,237,000, or 592% from the quarter ended January 2004 to the quarter ended January 2005. Our carrier traffic increased from approximately 4.9 million minutes in the quarter ended January 31, 2004 to approximately 41.9 million minutes during the quarter ended January 31, 2005. The increase in revenue and carrier traffic can mainly be attributed to the growth in VoIP carrier services since the implementation of the NexTone VoIP soft-switch during the last quarter of fiscal 2004.

     Network services revenues increased approximately 76% or $32,000 from the quarter ended January 31, 2004 to the quarter ended January 31, 2005. The increase in network services revenue is primarily due to the purchase and assignment of a network services contract from American TeleSource International de Mexico S.A de C.V. (ASTIMEX). Under the assignment and purchase agreement with ATSIMEX, we acquired the remaining term of the network services contract, which extended from February 2004 through June 2004 and generated monthly revenues of approximately $22,000. The agreement has expired and we are providing service to this customer on a month-to-month basis at the same revenue rate.

     Cost of Services (Exclusive of depreciation and amortization). The consolidated cost of services increased by approximately $1,204,000 from the quarter ended January 31, 2004 to the quarter ended January 31, 2005. The increase in cost of services is a direct result of the increase in carrier services revenue and network services revenue. As mentioned above, our carrier traffic increased from approximately 4.9 million minutes during the quarter ended January 31, 2004 to approximately 41.9 million minutes in the quarter ended January 31, 2005, thus increasing our cost of services between quarters.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased by approximately $46,000, or 36% from the quarter ended January 31, 2004 to the quarter ended January 31, 2005. The decease is attributable to an adjustment in salaries and wages and a reversal of an over-accrual for services previously recognized.

     Legal and professional Fees. Legal and professional fees decreased by approximately $48,000, or 55% from the quarter ended January 31, 2004 to the quarter ended January 31, 2005. During the quarter ended January 31, 2004, the company incurred approximately $50,000 various legal and professional services associated to the proxy preparation and annual shareholder meeting. These legal and professional expenses were not incurred during the quarter ended January 31, 2005.

     Non-cash warrant expense, for services. Non-cash warrant expense for services increased by $576,000 from the quarter ended January 31, 2004 to the quarter ended January 31, 2005. This increase is primarily due to recognition of approximately $591,000 in non-cash compensation expense associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP. The consulting agreement provided for the issuance of compensation warrants to purchase a total of 1,000,000 shares of ATSI's common stock at price of $0.50 per share.

     Non-cash stock-based compensation, employees. Non-cash compensation expense to employees increased by $474,000 from the quarter ended January 31, 2004 to the quarter ended January 31, 2005. This increase is attributed to the recognition of approximately $474,000 in non-cash compensation expense associated with the grant of stock options and stock grants to our employees and board of directors.

     Bad debt expense. Bad debt expense increased by $4,000 from the quarter ended January 31, 2004 to the quarter ending January 31, 2005. During the quarter ending January 31, 2005 we recognized $4,000 in bad debt expense associated with the write-off of a carriers services customer that ceased operations.

     Depreciation and Amortization. Depreciation and amortization increased by 100% or $24,000 from the quarter ended January 31, 2004 to the quarter ended January 31, 2005. The increase is attributed to the recognition of depreciation expense and amortization on the NexTone VoIP soft-switch that was acquired during the last quarter of fiscal 2004.

     Operating Loss. The Company's operating loss increased by approximately $919,000 or 464% from the quarter ended January 31, 2004 to the quarter ended January 31, 2005. The increase in operating loss is attributed to the recognition of $591,000 in non-cash warrant expense and $474,000 in non-cash stock based compensation expense associated with the stock options and stock grants awarded to the company employees and board of directors. The increase in non-cash warrant and compensation expense was offset slightly by the increase in gross margin of approximately $65,000.

     Other expense. Other expense decreased approximately $47,000 or 60% from the quarter ended January 31, 2004 to the quarter ended January 31, 2005. The decrease in other expense is attributed to the decrease in loss in investment in ATSICOM of approximately $53,000 recognized during the quarter ended January 31, 2004 associated with our portion of the losses on our investment in ATSICOM. During the quarter ended January 31, 2005 the Company did not have a loss in ATSICOM.

     Preferred Stock Dividends. Preferred Stock Dividends expense decreased by approximately $55,000 between periods, from $93,000 for the quarter ended January 31, 2004 to $38,000 during the quarter ended January 31, 2005. During fiscal 2004 we converted all Redeemable Preferred Series F and Series G shares to common. As a result of these conversions, no dividends were incurred during the quarter ended January 2005 related to these securities.

     Net loss to Common Stockholders. The net loss for the quarter ended January 31, 2005 increased to $1,186,000 from $369,000 for the quarter ended
January 31, 2004. The increase in net loss to common stockholders is mainly attributed to the recognition of $591,000 in non-cash warrant expense and $474,000 in non-cash stock based compensation expense associated with the stock options and grants awarded to the company employees. Also, there was an increase in depreciation and amortization of approximately $24,000 from the quarter ended January 31, 2004 to the quarter ended January 31, 2005. The increase in non-cash warrant and compensation expense and depreciation expense was offset slightly by the increase in gross margin of approximately $65,000.

SIX MONTHS ENDED JANUARY 31, 2005 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2004

     Operating Revenues. Consolidated operating revenues increased by 625% between periods from $326,000 for the six months ended January 31, 2004 to $2.4 million for the six months ended January 31, 2005.

     Carrier services revenues increased approximately $2 million, or 815% from the six months ended January 2004 to the six months ended January 2005. Our VoIP carrier traffic increased from approximately 5.7 million minutes during the six months ended January 31, 2004 to approximately 65.4 million minutes during the six months ended January 31, 2005. The increase in revenue and carrier traffic can mainly be attributed to an increase in capacity during the last quarter of fiscal 2004.

     Network services revenues increased approximately 75% or $63,000 from the six-month period ended January 31, 2004 to the six-month period ended January 31, 2005. The increase in network services revenue is primarily due to the purchase and assignment of a network services contract from American TeleSource International de Mexico S.A de C.V. (ASTIMEX). Under the assignment and purchase agreement with ATSIMEX, we acquired the remaining term of the contract, which extended from February 2004 through June 2004 and generated monthly revenues of approximately $22,000. The agreement has expired and we are providing service to this customer on a month-to-month basis at the same revenue rate.

     Cost of Services (Exclusive of depreciation and amortization). The consolidated cost of services increased by approximately $1.9 million, or 722% from the six months ended January 31, 2004 to the six months ended January 31, 2005. The increase in cost of services is a direct result of the increase in carrier services revenue and network services revenue. As mentioned above, our carrier traffic increased from approximately 5.7 million minutes during the six months ended January 31, 2004 to approximately 65.4 million minutes in the six months ended January 31, 2005, thus increasing our cost of services between periods.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased by approximately $57,000, or 23% from the six-month period ended January 31, 2004 to the six-month period ended January 31, 2005. The increase is attributed to the recognition of approximately $61,000 in wages and contract labor associated with the operations of the retail services acquired during fiscal 2005.

     Legal and professional Fees. Legal and professional fees increased by approximately $156,000, or 105% from the six-month period ended January 31, 2004 to the six-month period ended January 31, 2005. The increase is attributable to the recognition of approximately $150,000 in professional fees associated with a marketing campaign that commenced during the first quarter of fiscal 2005. Additionally, during the six-month period we recognized approximately $90,000 in legal fees associated to the lawsuit for stock fraud and manipulation by various institutions.

     Non-cash warrant expense, for services. Non-cash warrant expense for services increased by $561,000 from the six months ended January 31, 2004 to the six months ended January 31, 2005. This increase is primarily due to recognition of approximately $591,000 in non-cash compensation expense associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP. The consulting agreement provided for the issuance of compensation warrants to purchase a total of 1,000,000 shares of ATSI's common stock at price of $0.50 per share.

     Non-cash stock-based compensation, employees. Non-cash compensation expense to employees increased by $474,000 from the six months ended January 31, 2004 to the six months ended January 31, 2005. This increase is attributed to recognition of approximately $474,000 in non-cash compensation expense associated with the grant of stock options and stock grants to our employees and board of directors.

     Bad debt expense. Bad debt expense remained consistent at $4,000 over the six months ended January 31, 2004 and the six months ended January 31, 2005. During the six months ended January 31, 2005 we recognized $4,000 in bad debt expense associated with the write-off of a carriers services customer that ceased operations.

     Depreciation and Amortization. Depreciation and amortization increased by 100% or $47,000 from the six months ended January 31, 2004 to the six months ended January 31, 2005. The increase is attributed to the recognition of depreciation expense and amortization on the NexTone VoIP soft-switch that was acquired during the last quarter of fiscal 2004.

     Operating Loss. The Company's operating loss increased by approximately $1,186,000 or 318% from the six months ended January 31, 2004 to the six months ended January 31, 2005. The increase in operating loss is attributed to the recognition of $591,000 in non-cash warrant expense and $474,000 in non-cash stock based compensation expense associated with the stock options and stock grants awarded to the company employees and board of directors. The increase in non-cash warrant and compensation expense was offset slightly by the increase in gross margin of approximately $109,000.

     Debt forgiveness income. Our debt forgiveness income increased approximately $460,000 from the six months ended January 31, 2004 to the six months ended January 31, 2005. During the six-month period ended January 31, 2005, we negotiated and exchanged various liabilities for equity. These settlements were related to the settlement of the $859,500 liability with Alfonso Torres Roqueni, the former owner of the concession license acquired in July 2000, and the settlement of a $250,000 note payable with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director. The debt forgiveness income was based on the difference between the market price of ATSI equity at the time of issuance and the market price calculated at the time of the settlement of the debt.

     Other expense. Other expense decreased approximately $49,000 or 44% from the six months ended January 31, 2004 to the six months ended January 31, 2005. The decrease in other expense is attributed to the decrease in loss in investment in ATSICOM of approximately $53,000 recognized during the six months ended January 31, 2004 associated with our portion of the losses on our investment in ATSICOM. During the six months ended January 31, 2005 the Company did not have any loss in ATSICOM.

     Preferred Stock Dividends. Preferred Stock Dividends expense decreased by approximately $110,000 between periods, from $186,000 for the six months ended January 31, 2004 to $76,000 during the six months ended January 31, 2005. During fiscal 2004 we converted all Redeemable Preferred Series F and Series G shares to common. As a result of these conversions, no dividends were incurred during the six months ended January 2005 related to these securities.

     Net loss to Common Stockholders. The net loss for the six months ended January 31, 2005 increased to $1,237,000 from $670,000 for the six months ended January 31, 2004. The increase in net loss to common stockholders is mainly attributed to the recognition of $591,000 in non-cash warrant expense and $474,000 in non-cash stock based compensation expense associated with the stock options and stock grants awarded to the company employees and board of directors. Also, there was an increase in depreciation and amortization of approximately $47,000 from the six months ended January 31, 2004 to the six months ended January 31, 2005. The increase in non-cash warrant and compensation expense and depreciation expense was offset slightly by the increase in gross margin of approximately $109,000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities: During the six months ended January 31, 2005, operations consumed approximately $457,000 in cash. This cash consumed by operations is primarily due to net losses of approximately $1.2 million incurred during the six months ending January 31, 2005 plus non-cash income of $460,000 arising from the forgiveness of debts. During the six months ended January 31, 2005 we recognized $474,000 in non-cash compensation expense associated with the stock grants and stock options awarded to the employees and board of directors. Additionally, we recognized $662,000 in non-cash warrant expense associated with the consulting services agreement entered into during the second quarter of fiscal 2005. We also recognized an increase in accounts payable of approximately $130,000 and an increase in accrued liabilities of approximately $39,000. The increase in accrued liabilities and accounts payable is primarily due to the company recognizing approximately $66,000 in interest expense associated with various notes, the accrual of preferred stock dividends of $76,000 and the accrual of professional fees of approximately $20,000 associated with the quarterly reviews and legal consulting work rendered during the six months. Also, we recognized an increase in accounts receivables of $150,000 associated with the billing to our customers during the quarter ending January 31, 2005. We also recognized an increase in prepaid expenses for $30,000 related to the prepayments/retainers to our attorneys for legal services.

     Cash provided used in investing activities: During the six months ended January 31, 2005, the Company made various payments for $8,000 related to the acquisition of some telecommunications equipment acquired during fiscal 2005. Additionally, during the quarter ended October 31, 2004, ATSI entered into an Asset Purchase Agreement with

Hinotel, Inc., a Hispanic owned Competitive Local Exchange Carrier ("CLEC") based in South Texas. The assets purchase under the agreement included Hinotel's customer base, a customer management and billing system, and supplier contracts. The transaction also included the assignment and transfer of the CLEC license in the State of Texas. The purchase price of the assets was $31,500, paid in 40,000 shares of ATSI common stock and $7,500 in cash.

     Cash  provided  by  financing activities:  During the quarter ended October
31, 2004 we made principal payments on our capital lease obligation for approximately $1,000 and we received $788,000 from the exercise of warrants and $370,000 from proceeds from various notes payables. In addition, a result of the exercise of warrants we also recognized payments of $774,000 on our notes payable.

     Overall, our net operating, investing and financing activities during the six months ended January 31, 2005 provided a decrease of approximately $90,000 in cash balances. We intend to cover our monthly operating expenses with our remaining available cash. Additionally, we will continue to pursue additional equity offerings to cover our deficiencies in cash reserves. However, there is no assurance that we will be able to secure the equity offerings required to supplement our deficiencies in cash reserves.

     Our working capital deficit at January 31, 2005 was approximately $17,010,000. This represents a decrease of approximately $1,938,000 from our working capital deficit at July 31, 2004. The decrease can primarily be attributed to the settlement of various liabilities through the issuance of common stock. These settlement were related to the settlement of $859,500 liability with Alfonso Torres Roqueni, the former owner of the concession license acquired in July 2000 and the settlement of a $250,000 note payable with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director.

     Our working capital deficit at January 31, 2005 included approximately $12,104,000 related to the pre-petition liabilities (net of assets), associated with ATSI-Texas and TeleSpan, the two subsidiaries currently under Chapter 7 Bankruptcy. The pre-petition liability balance is composed primarily of the following:

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

     Our current obligations include $103,000 owed to Attorneys for legal services rendered during fiscal 2004.

     Our current liability includes approximately $1,160,000 associated with the Series D Cumulative preferred stock. Of this balance, $942,000 is associated with the full redemption of this security and $218,000 is related to the accrued dividends as of January 31, 2005.

     Our current liabilities include approximately $1,310,000 associated with the Series E Cumulative preferred stock. Of this balance, $1,058,000 is associated with the full redemption of this security and $252,000 is related to the accrued dividends as of January 31, 2005. During the fiscal year ended July 31, 2003, the Company was de-listed from AMEX and according to the terms of the Series E Cumulative preferred stock Certificate of Designation, if the

Company fails to maintain a listing on NASDAQ, NYSE or AMEX the Series E preferred stockholder could request a mandatory redemption of the total outstanding preferred stock. As of the date of this filing we have not received such redemption notice.

     On October 31, 2002 we filed a lawsuit in the Southern District Court of New York against two financial institutions, Rose Glen Capital and Shaar Fund, the holders of Series D and E Redeemable Preferred Stock, for stock fraud and manipulation. These liabilities combined for a total of approximately $2,470,000. Accounting rules dictate that these liabilities remain in our books under Current Liabilities until the lawsuit is resolved in the judicial system or otherwise. At this time we cannot predict the outcome or the time frame for this to occur.

     We also have approximately $1,152,000 of current liabilities (net of assets) associated to the discontinued operations of the retail services unit. This balance is composed primarily of approximately $453,000 owed to the Mexican taxing authorities related to a note assumed through the acquisition of Computel and approximately $699,000 related to income taxes owed as of January 31, 2005.

ONGOING OPERATIONS

     We believe that, based on our limited access to capital resources and our current cash balances, financial resources may not be available to support our ongoing operations for the next twelve months or until we are able to generate income from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

     As outlined in Note 4 to the financial statements, we have incurred amounts of debt to finance our working capital requirements. During the six months ended January 31, 2005, we borrowed a total of $370,000 and subsequent to the quarter ended January 31, 2005 we barrowed an additional $24,000 from Recap Marketing & Consulting, LLP; to fund our operating expenses and other corporate expenses. This debt will be applied to the payment of warrants issued to certain individual affiliates of Recap Marketing & Consulting, LLP.

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

ITEM 3.  CONTROLS AND PROCEDURES

     The Company has adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Controller and Principal Financial Officer, the
Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the fiscal quarter covered by this report. There were no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that have had a material affect or are reasonably likely to have a material affect on internal control over financial reporting

                           PART II.  OTHER INFORMATION

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

As of January 31, 2005, the Company was in arrears with respect to the declaration of the following dividends payable on outstanding shares of its Preferred Stock:

     Series A Cumulative Preferred Stock  $193,750
     Series D Cumulative Preferred Stock   217,930
     Series E Cumulative Preferred Stock   251,925
                                          --------

     TOTAL                                $663,605
                                          ========

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K/A

     (a) Exhibits: The following documents are filed as exhibits to this report.

     EXHIBIT
     NUMBER
     ------

     4.1 Convertible Promissory Notes issued to Recap Marketing & Consulting, LLP. *

     4.2  Convertible  Promissory  Note  issued  to Franklin Cardwell and Jones,
          PC. *

     10.1 Extension to consulting agreements with Hunter M. A. Carr and Donald W. Sapaugh. *

     31.1 Certification  of  our  President  and  Chief Executive Officer, under
          Section 302 of the Sarbanes-Oxley Act of 2002. *

     31.2 Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

     32.1 Certification  of  our  President  and  Chief Executive Officer, under
          Section 906 of the Sarbanes-Oxley Act of 2002. *

     32.2 Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

     (b) The following Current Reports on Form 8-K were filed during the second quarter of fiscal 2005.

     None

                                   SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ATSI COMMUNICATIONS, INC.
                                           (Registrant)


Date: March 15, 2005                By:     /s/  Arthur L. Smith
      --------------                        --------------------
                                    Name:   Arthur  L.  Smith
                                    Title:  President and
                                            Chief Executive Officer

Date: March 15, 2005                By:     /s/ Antonio Estrada
      --------------                        -------------------
                                    Name:   Antonio  Estrada
                                    Title:  Corporate Controller
                                            (Principal Accounting and Principal
                                            Financial Officer)