Form 10QSB
period 2005-04-30
ATSI COMMUNICATIONS INC/DE
filed 2005-06-14
CIK 1014052

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  April  30,  2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  _____________  to  _________________

                        Commission File Number 001-15687

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                    CLASS               OUTSTANDING AS OF JUNE 14, 2005

           Common Stock, $.001 par                9,514,190

     Transitional Small Business Disclosure Format:  Yes [_]  No [X]

                                      ATSI COMMUNICATIONS, INC.
                                          AND SUBSIDIARIES

                                   QUARTERLY REPORT ON FORM 10-QSB
                                FOR THE QUARTER ENDED APRIL 30, 2005

                                                INDEX


PART I. FINANCIAL INFORMATION                                                                   Page
                                                                                                ----
Item 1. Financial Statements (Unaudited)

    Consolidated Balance Sheet as of April 30, 2005. . . . . . . . . . . . . . . . . . . . . .     1
    Consolidated Statements of Operations for the Three and Nine Months
    Ended April 30, 2005 and 2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
    Consolidated Statements of Comprehensive Loss for the Three and Nine Months
    Ended April 30, 2005 and 2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
    Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2005 and 2004. .     4
    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .     5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.     8

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

Item 2. Unregistered Sales of Equity Securities and use of proceeds. . . . . . . . . . . . . .    17

Item 3. Default upon senior securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                                           April 30,
                                                                                             2005
                                                                                          -----------
ASSETS
-------
CURRENT ASSETS:
Cash and cash equivalents                                                                 $       63
Accounts receivable                                                                              145
Prepaid & other current assets                                                                    44
                                                                                          -----------
  Total current assets                                                                           252
                                                                                          -----------

PROPERTY AND EQUIPMENT                                                                           228
Less - Accumulated depreciation                                                                  (65)
                                                                                          -----------
  Net property and equipment                                                                     163
                                                                                          -----------

OTHER ASSETS
Intangible assets, net of accumulated amortization of $24                                          8
                                                                                          -----------
  Total assets                                                                            $      423
                                                                                          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                                                 506
Accrued liabilities                                                                              520
Current portion of obligation under capital leases                                                 3
Notes payable                                                                                    128
Convertible debentures                                                                           275
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and
outstanding.                                                                                   1,171
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,170 shares issued and
outstanding                                                                                    1,327
Liabilities from discontinued operations, net of assets                                        1,152
                                                                                          -----------
  Total current liabilities                                                                    5,082
                                                                                          -----------

LONG-TERM LIABILITIES:
Notes payable                                                                                    500
Obligation under capital leases, less current portion                                              9
Other                                                                                              8
  Total long-term liabilities                                                                    517

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 3,750  issued
and outstanding                                                                                    -
Series H Convertible Preferred Stock, 16,000,000 shares authorized, 13,912,572  issued
and outstanding                                                                                   14
Common stock, $0.001, 150,000,000 shares authorized,  9,514,190  issued and outstanding           10
Additional paid in capital                                                                    72,185
Accumulated deficit                                                                          (77,887)
Other comprehensive income                                                                       502
                                                                                          -----------
  Total stockholders' deficit                                                                 (5,176)
                                                                                          -----------
  Total liabilities and stockholders' deficit                                             $      423
                                                                                          -----------

                                                    ATSI COMMUNICATIONS, INC.
                                                         AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (In thousands, except per share amounts)
                                                           (unaudited)

                                                                     Three months ended April 30,   Nine months ended April 30,
                                                                   ------------------------------  ------------------------------
                                                                        2005            2004            2005            2004
                                                                   --------------  --------------  --------------  --------------
OPERATING REVENUES:
  Services
    Carrier services                                               $       1,727   $         484   $       3,943   $         726
    Network services                                                          70              77             217             161
                                                                   --------------  --------------  --------------  --------------
    Total operating revenues                                               1,797             561           4,160             887

OPERATING EXPENSES:
    Cost of services (exclusive of depreciation
    and amortization, shown below)                                         1,660             501           3,854             768
    Selling, general and administrative                                      140             164             314             413
    Legal and professional fees                                               60              52             365             201
    Non-cash issuance of common stock  and warrants for services             220               -             944              30
    Non-cash stock-based compensation, employees                               -               -             474               -
    Bad debt expense                                                           -               -               4               4
    Depreciation and amortization                                             32               6              79               6
                                                                   --------------  --------------  --------------  --------------
    Total operating expenses                                               2,112             723           6,034           1,422
                                                                   --------------  --------------  --------------  --------------

OPERATING INCOME (LOSS)                                                     (315)           (162)         (1,874)           (535)

OTHER INCOME (EXPENSE):
  Other income (expense)                                                       9               -              13               1
  Debt forgiveness income                                                      -               -             460               -
  Gain on disposal of investment                                          12,104               -          12,104               -
  Gain from sale of  assets                                                    -              25               -              25
  Loss on an unconsolidated affiliate                                          -             (25)              -             (85)
  Interest income (expense)                                                   20             (29)            (46)            (82)
                                                                   --------------  --------------  --------------  --------------

    Total other income (expense)                                          12,133             (29)         12,531            (141)

NET INCOME (LOSS)                                                         11,818            (191)         10,657            (676)

LESS: PREFERRED DIVIDENDS                                                    (38)            (82)           (114)           (268)
                                                                   --------------  --------------  --------------  --------------

NET INCOME (LOSS) TO COMMON
STOCKHOLDERS                                                       $      11,780           ($273)  $      10,543           ($944)
                                                                   ==============  ==============  ==============  ==============

BASIC AND DILUTED INCOME (LOSS) PER SHARE                          $        1.35          ($0.23)  $        1.68          ($0.87)
                                                                   ==============  ==============  ==============  ==============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                                   8,719,307       1,174,662       6,272,332       1,081,806
                                                                   --------------  --------------  --------------  --------------

                                  ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                (In thousands)
                                                  (unaudited)

                                                    Three months ended April 30,  Nine months ended April 30,
                                                        2005           2004           2005           2004
                                                    -------------  -------------  -------------  -------------
Net income (loss) to common stockholders            $      11,780         ($273)  $      10,543         ($944)

  Foreign currency translation adjustment                       -             -               -             -
                                                    -------------  -------------  -------------  -------------

Comprehensive income (loss) to common stockholders  $      11,780         ($273)  $      10,543         ($944)
                                                    =============  =============  =============  =============

                                ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                                (unaudited)

                                                                            Nine months ended April 30,
                                                                               2005             2004
                                                                          ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                         $       10,657            ($676)
Adjustments to net income (loss):
    Gain on disposal of investment                                               (12,104)
    Debt forgiveness income                                                         (460)               -
Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                     79                6
    Loss on an unconsolidated affiliate                                                -               85
    Non-cash issuance of stock grants and options, employees                         474                -
    Non-cash issuance of common stock  and warrants for services                     944               32
    Provision for losses on accounts receivable                                        4                4
    Changes in operating assets and liabilities:
  Increase in
      Accounts receivable                                                           (120)             (11)
      Prepaid expenses and other                                                     (18)             (21)
    Increase  in
      Accounts payable                                                                62              116
      Accrued liabilities                                                             55               78
                                                                          ---------------  ---------------
Net cash used in operating activities                                               (427)            (387)
                                                                          ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property & equipment                                                   (8)               -
  Cash proceeds from sale of ATSICOM                                                   -              187
  Investment in joint venture  in ATSICOM                                              -              (47)
  Acquisition of business                                                             (8)               -
                                                                          ---------------  ---------------
Net cash (used in) provided by investing activities                                  (16)             140
                                                                          ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                        810              215
  Payments on notes payable                                                         (810)              (6)
  Proceeds from the exercise of warrants                                             414                -
  Principal payments on capital lease obligation                                      (2)               -
                                                                          ---------------  ---------------
Net cash provided by financing activities                                            412              209
                                                                          ---------------  ---------------
DECREASE IN CASH                                                                     (31)             (38)
CASH AND CASH EQUIVALENTS, beginning of period                                        94              140
                                                                          ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of period                                  $           63   $          102
                                                                          ===============  ===============

NON-CASH TRANSACTIONS
  Issuance of common stock for conversion of debt                         $          829                -
  Issuance of common stock for purchase of intangible assets                          24                -

                            ATSI COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE 2 - STOCK BASED COMPENSATION

ATSI accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. ATSI granted 2,104,001 options to purchase common stock to employees in the nine months ending April 30, 2005. Sixty percent of these options vest immediately and the remaining balance vest over three years. ATSI recorded compensation expense of $42,000 under the intrinsic value method during the nine months ended April 30, 2005.

The following table illustrates the effect on net loss and net loss per share if ATSI had applied the fair value provisions of FASB Statement No.123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                   Three Months Ended          Nine Months Ended
                                        April 30,                  April 30,
                                    2005         2004          2005         2004
                                 -----------  -----------  ------------  -----------
  Net income (loss) to common
  shareholders, as reported      $11,780,000  $ (273,000)  $10,543,000   $ (944,000)
  Add: stock based
     compensation
     determined under
     intrinsic value-
     based method                          -           -        42,080            -

  Less: stock based
     compensation
     determined under
     fair value-
     based method                          -           -    (1,000,493)           -
                                 -----------  -----------  ------------  -----------
     Pro forma net income


     (loss)                      $11,780,000  $ (273,000)  $ 9,584,587   $ (944,000)
                                 ===========  ===========  ============  ===========

  Basic and diluted net income
     (loss) per common share:
     As reported                 $      1.35  $     (.23)  $      1.68   $     (.87)
     Pro forma                   $      1.35  $     (.23)  $      1.52   $     (.87)

Additionally, during the nine months ended April 30, 2005, ATSI issued 900,000 shares to its employees and 333,170 shares to consultants with a market value of $432,000 and $132,240, respectively.

NOTE 3 - GAIN ON DISPOSAL OF INVESTMENT

During the quarter ending April 30, 2005 ATSI recognized a gain on disposal of investment of approximately $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI's subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries were ATSI's primary operating companies and they have ceased operations. These bankruptcies did not include ATSI Communications, Inc., the reporting entity. On July 2, 2003, the U.S. Bankruptcy Court handling the Chapter 7 cases for ATSI Texas and TeleSpan approved the sale of two of their subsidiaries, ATSI de Mexico S.A de C.V. (ATSI Mexico) and Servicios de Infraestructura S.A de C.V. (SINFRA), to Latingroup Ventures, L.L.C. (LGV), a non-related party. Under the purchase agreement LGV acquired all the communication center assets and assumed all related liabilities. Additionally, under the agreement, LGV acquired the "Comercializadora" License owned by ATSI Mexico and the Teleport and Satellite Network License and the 20-year Packet Switching Network license owned by SINFRA. The Chapter 7 Bankruptcy Trustee received $17,500, which represents all the proceeds from the sale of these entities. The Chapter 7 Bankruptcy Trustee has managed the designation of these funds for the benefit of the creditors of ATSI Texas and TeleSpan. Upon liquidation of all the assets owned by ATSI Texas and TeleSpan, the Chapter 7 Trustee will manage all claims with the related creditors. ATSI did not receive any creditor objections to these court proceedings.

The following represents the pre-petition liabilities of the bankrupt subsidiaries, net of assets (in thousands):

               Accounts payable                $ 7,496
               Accrued liabilities               2,015
               Notes payable                       386
               Capital leases                    2,207
                                               -------

                   TOTAL CURRENT LIABILITIES:  $12,104
                                               =======

NOTE 4 - NOTES PAYABLE

During the nine months of fiscal 2005, ATSI borrowed a total of $414,000 from Recap Marketing & Consulting, LLP and entered into a series of unsecured convertible promissory notes bearing interest at the rate of 12% per annum, with the following maturity dates:

          ORIGINATION DATE          AMOUNT     MATURITY DATE
          -----------------------  --------  ------------------
          August 23, 2004          $ 25,000  August 23, 2005
          August 30, 2004            25,000  August 30, 2005


          ORIGINATION DATE          AMOUNT     MATURITY DATE
          -----------------------  --------  ------------------

          September 15, 2004         25,000  September 15, 2005
          September 20, 2004        150,000  September 20, 2005
          October 8, 2004            25,000  October 8, 2005
          October 12, 2004           25,000  October 12, 2005
          October 15, 2004           10,000  October 15, 2005
          October 24, 2004           15,000  October 24, 2005
          November 5, 2004           25,000  November 5, 2005
          November 15, 2004          15,000  November 15, 2005
          December 1, 2004           10,000  December 1, 2005
          December 21, 2004          10,000  December 21, 2005
          January 4, 2005            10,000  January 4, 2006
          February 2, 2005           10,000  February 2, 2006
          February 3, 2005            4,000  February 3, 2006
          February 17, 2005          10,000  February 3, 2006
          March 22, 2005             10,000  March 22, 2006
          April 6, 2005              10,000  April 6, 2006
                                   --------

             TOTAL DURING FY 2005  $414,000
                                   ========

On November 1, 2004, ATSI entered into a note payable with Franklin Cardwell and Jones, PC, for $103,454 associated with legal and professional services previously rendered. The promissory note payable has a maturity date of December 1, 2005 and has an annual interest rate of 6%. The note is secured by ATSI equipment and accounts receivable. Beginning November 1, 2005, the holder of the note may convert all or any part of the outstanding balance and accrued and unpaid interest to shares of ATSI's common stock equal to the amount converted divided by the product of (a) 0. 90 times (b) the five-day average of the last sales of the common stock prior to the conversion day.

NOTE 5 - WARRANTS

On October 13, 2003, ATSI entered into consulting agreements for twelve months with certain individual affiliates of Recap Marketing & Consulting, LLP that provided for the issuance of compensation warrants to purchase a total of 3,900,000 shares of ATSI's common stock at prices as indicated in the following table. These warrants expire on November 30, 2005. At issuance ATSI recognized $7,053,000 of non-cash compensation expense associated with the issuance of these warrants.

                         COMMON SHARES  EXERCISE PRICE
                         -------------  ---------------
                           2,000,000    $    0.01/share
                             800,000    $    0.25/share
                             850,000    $    0.50/share
                             250,000    $    0.75/share

During the first nine months of fiscal 2005, individual affiliates of Recap Marketing & Consulting LLP elected to exercise 3,799,930 warrants and Recap
Marketing & Consulting LLP forgave notes in the amount of $810,000 as the conversion price. The exercise price of the warrants ranged from $0.01 per share to $0.50 per share.

On November 1, 2004, ATSI extended the consulting agreements for an additional six months with certain individual affiliates of Recap Marketing & Consulting, LLP that provided for the issuance of compensation warrants to purchase a total of 1,000,000 shares of ATSI's common stock at price of $0.50 per share. These warrants expire on October 31,

2005. At signing of the extension to the consulting agreements ATSI recognized $591,000 of non-cash compensation expense associated with the issuance of these warrants.

On March 1, 2005, ATSI amended the extension to the consulting agreement with certain individuals' affiliates of Recap Marketing & Consulting, LLP and extended the agreement for an additional 12 months. The amendment to the agreements allows for the repricing of 1,250,000 compensation warrants at a new exercise price's ranging from $0.30 per share to $0.40 per share. At signing of the amendment to the extension of the consulting agreement, ATSI recognized $220,000 of non-cash compensation expense associated with the issuance of these warrants.


NOTE 6 - SETTLEMENT AND RESTRUCTURING OF DEBT

On October 1, 2004, ATSI entered into a Settlement Agreement and Mutual release with Alfonso Torres Roqueni, the former owner of the concession license purchased by ATSICOM in July 2000. Under the settlement agreement amounts owed of $1,360,000 were restructured and settled in exchange for the issuance by ATSI of 687,600 common shares for the payment of $860,000 of the related obligation. The common shares were considered issued at $1.25 per share. However, if on the measurement date of April 1, 2005, the average closing price of the ATSI common stock for the ten (10) trading days immediately preceding the measurement date is below $1.15, ATSI will be required to issue an additional 59,791 common shares. If, however, the average closing price of the ATSI common stock for the ten (10) trading days immediately preceding the measurement date is at or above $1.15, no other consideration will be given and the 687,600 shares issued will be considered as the final consideration. Additionally as part of the settlement, ATSI issued a promissory note for the remaining balance of $500,000. The note accrues interest at the rate of 6% per annum and has a maturity date of October 1, 2007, with no monthly payments. ATSI recognized a gain of $235,000 on the settlement of this debt.

On October 26, 2004, ATSI entered into a Settlement Agreement and Mutual release with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director. Under the settlement agreement, ATSI issued 30,000 shares of its common stock for the settlement of all principal and interest owed under a note payable in the amount of $250,000. This note was originally entered into on March 22, 2001 and subsequently restructured on September 12, 2002. ATSI recognized a gain of $225,000 on the settlement of this debt.

On March 28, 2005, ATSI entered into a Settlement Agreement (at mediation) with James C. Cuevas, Raymond G. Romero, Texas Workforce Commission and ATSI-Texas. The Settlement Agreement was subject to board approval. The Board of Directors met on April 28, 2005 and approved the Settlement Agreement, subsequently; ATSI issued 169,280 shares of its common stock for the settlement of all unpaid wages in the amount of $90,000. This claim was originally filed in December 2003 by ATSI as a cause of action in the 407th Judicial District of Bexar County, Texas against James C. Cuevas, Raymond G. Romero, Texas Workforce Commission and ATSI-Texas whereby ATSI was seeking judicial review on the decision issued by the Texas Workforce Commission were it awarded a claim for unpaid wages against ATSI.

NOTE 7 - ACQUISITION OF A LOCAL EXCHANGE CARRIER COMPANY

On August 1, 2004, ATSI entered into an Asset Purchase Agreement with Hinotel, Inc., a Hispanic owned Competitive Local Exchange Carrier ("CLEC") based in
South Texas. The assets purchased under the agreement included Hinotel's customer base, a customer management and billing system, and supplier contracts. Additionally, the transaction included the assignment and transfer of the CLEC license in the State of Texas. The purchase price of the assets was $32,000 paid in 40,000 shares of ATSI common stock and $8,000 in cash.

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

     The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and nine months ended April 30, 2005 and 2004. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included in the annual report on Form 10-K filed with the SEC on November 8, 2004. As used in this section, the term "fiscal 2005" means the year ending July 31, 2005 and "fiscal 2004" means the year ended July 31, 2004.

GENERAL

     We are an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services. Our current operations consist of providing digital voice communications over data networks and the Internet using Voice-over-Internet-Protocol ("VoIP"). We provide high quality voice and enhanced telecommunication services to carriers, telephony resellers and other VoIP carriers through various agreements with local service providers in the United States, Mexico, Asia, the Middle East and Latin America utilizing VoIP telephony services. Our services are as follows:

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

     Network Services: We offer private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers multiple international offices and branches

     On August 1, 2004, we acquired a Local Exchange Carrier ("CLEC") based in South Texas. This acquisition served as a gateway to reach out to the Hispanic communities residing along the US and Mexico border. Our strategy is to provide reliable and affordable local and long distance services to the underserved Hispanic community through Texas. Our entry to the retail services under our TeleFamilia brand and subsidiary will allow us to leverage our existing international VoIP network with additional services that have the potential to deliver higher margins than our wholesale international VoIP services. We have deployed various postpaid and prepaid retail services and generated approximately $72,500 in retail services revenue during the nine months ended April 30, 2005.

     We have incurred operating losses and deficiencies in operating cash flows in each year since our inception in 1994 and expect our losses to continue through July 31, 2005. Our operating losses were $8,485,000, for the year ending July 31, 2004. We had an operating loss of $1,874,000, for the nine months ended April 30, 2005 and a working capital deficit of $4,431,000 at April 30, 2005. Due to such recurring losses, as well as the negative cash flows generated from our operations and our substantial working capital deficit, the auditor's opinion on our financial statements as of July 31, 2004 calls attention to substantial doubts about our ability to continue as a going concern. This means that there is substantial doubt that we will be able to continue in business through July 31, 2005.

     We have experienced difficulty in paying our vendors and lenders on time in the past. As a result, during the nine months ended April 30, 2005 management continued to pursue different avenues for funding and we entered into various short-term convertible promissory notes in the aggregate amount of $414,000. These funds have allowed the Company to pay those operating and corporate expenses that were not covered by our current cash inflows from operations. We will continue to require additional funding until the cash inflows from operations are sufficient to cover the monthly operating expenses. There is no assurance that we will be successful in securing additionally funding over the next twelve months.

RESULTS OF OPERATIONS

The following table sets forth certain items included in the Company's results of operations in dollar mounts and as a percentage of total revenues for the three and nine month period ended April 30, 2005 and 2004.

                                                     Three months ended April 30,       Nine months ended April 30,
                                                  ---------------------------------  ---------------------------------
                                                         2005            2004              2005             2004
                                                  ----------------  ---------------  ----------------  ---------------
                                                                              (Unaudited)
                                                     $        %        $       %        $        %        $       %
                                                  --------  ------  -------  ------  --------  ------  -------  ------
Operating revenues
------------------
Services
  Carrier services                                $ 1,727      96%  $  484      86%  $ 3,943      95%  $  726      82%
  Network services                                     70       4%      77      14%      217       5%     161      18%
                                                  --------  ------  -------  ------  --------  ------  -------  ------

Total operating revenues                            1,797     100%     561     100%    4,160     100%     887     100%

Cost of services (Exclusive of depreciation
and amortization, shown below)                      1,660      92%     501      89%    3,854      93%     768      87%
                                                  --------  ------  -------  ------  --------  ------  -------  ------

Gross Margin                                          137       8%      60      11%      306       7%     119      13%

Selling, general and administrative
expense                                               140       8%     164      29%      314       8%     413      47%

Legal and professional fees                            60       3%      52       9%      365       9%     201      23%

Non-cash issuance of common stock  and warrants       220      12%       -       0%      944      23%      30       3%
for services

Non-cash stock-based compensation, employees            -       0%       -       0%      474      11%       -       0%

Bad debt expense                                        -       0%       -       0%        4       0%       4       0%

Depreciation and amortization                          32       2%       6       1%       79       2%       6       1%
                                                  --------  ------  -------  ------  --------  ------  -------  ------

Operating income (loss)                              (315)    -18%    (162)    -29%   (1,874)    -45%    (535)    -60%

Debt forgiveness income                                 -       0%       -       0%      460      11%       -       0%
Gain on disposal of investment                     12,104     674%       -       0%   12,104     291%       -       0%
Other income (expense)                                 29       2%     (29)     -5%      (33)     -1%    (141)    -16%
                                                  --------  ------  -------  ------  --------  ------  -------  ------

Net income (loss)                                  11,818     658%    (191)    -34%   10,657     256%    (676)    -76%
                                                  --------  ------  -------  ------  --------  ------  -------  ------

Less: preferred stock dividends                       (38)     -2%     (82)    -15%     (114)     -3%    (268)    -30%
                                                  --------  ------  -------  ------  --------  ------  -------  ------

Net income (loss) to applicable to
common shareholders                               $11,780     656%   ($273)    -49%  $10,543     253%   ($944)   -106%
                                                  ========          =======          ========          =======

THREE MONTHS ENDED APRIL 30, 2005 COMPARED TO THREE MONTHS ENDED APRIL 30, 2004

Operating Revenues. Consolidated operating revenues increased by 220% between periods from $561,000 for the quarter ended April 30, 2004 to $1,797,000 for the quarter ended April 30, 2005.

     Carrier services revenues increased approximately by $1,243,000, or 257% from the quarter ended April 2004 to the quarter ended April 2005. Our carrier traffic increased from approximately 19.7 million minutes in the quarter ended April 30, 2004 to approximately 47.6 million minutes during the quarter ended
April 30, 2005. The increase in revenue and carrier traffic can mainly be attributed to the growth in VoIP carrier services since the implementation of the NexTone VoIP soft-switch during the last quarter of fiscal 2004.

     Network services revenues decreased by approximately 9% or $7,000 from the quarter ended April 30, 2004 to the quarter ended April 30, 2005. The decrease in network services revenue is primarily due to termination of the network service agreement with one of our customers. As a result, ATSI will loss about $22,000 of monthly revenue.

     Cost of Services (Exclusive of depreciation and amortization). The consolidated cost of services increased by approximately $1,159,000 from the quarter ended April 30, 2004 to the quarter ended April 30, 2005. The increase in cost of services is a direct result of the increase in carrier services revenue and network services revenue. As mentioned above, our carrier traffic increased from approximately 19.7 million minutes during the quarter ended April 30, 2004 to approximately 47.6 million minutes in the quarter ended April 30, 2005, thus increasing our cost of services between quarters.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased by approximately $24,000, or 15% from the quarter ended April 30, 2004 to the quarter ended April 30, 2005. The decrease is attributable to an adjustment of $16,408 in salaries and wages and a reversal of an over-accrual for services previously recognized.

     Legal and professional Fees. Legal and professional fees increased by approximately $8,000, or 15% from the quarter ended April 30, 2004 to the quarter ended April 30, 2005. During the quarter ended April 30, 2005, the company incurred approximately $20,000 in legal and professional services associated with various litigations and settlements. These legal and professional expenses were not incurred during the quarter ended April 30, 2004.

     Non-cash issuance of common stock and warrants for services. Non-cash issuance of common stock and warrants for services increased by $220,000 from the quarter ended April 30, 2004 to the quarter ended April 30, 2005. This increase is primarily due to recognition of $220,000 in non-cash compensation expense associated with the repricing of the warrants granted under the amendment to the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP. The amendment to the extension to the consulting agreement provided for the issuance of compensation warrants to purchase a total of 1,250,000 shares of ATSI's common stock at price's ranging from $0.30 per share to $0.40 per share.

     Depreciation and Amortization. Depreciation and amortization increased by $26,000 from the quarter ended April 30, 2004 to the quarter ended April 30, 2005. The increase is attributed to the recognition of depreciation expense and amortization on the NexTone VoIP soft-switch that was acquired during the last quarter of fiscal 2004.

     Operating Income (Loss). The Company's operating income (loss) increased by approximately $153,000 or 94% from the quarter ended April 30, 2004 to the quarter ended April 30, 2005. The increase in operating income (loss) is attributed to the recognition of $220,000 of non-cash warrant expense associated with the repricing of the warrants granted under the amendment to the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP. The increase in the operating loss was slightly offset by the increase in gross profit margin of $77,000 from the quarter ended April 30, 2004 to the quarter ended April 30, 2005.

     Gain on disposal of investment. During the quarter ending April 30, 2005 ATSI recognized a gain on disposal of investment of approximately $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI's subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries have ceased operations.

     Other income (expense). Other income (expense) decreased by approximately $58,000 or 200% from the quarter ended April 30, 2004 to the quarter ended April 30, 2005. The decrease in other income (expense) is attributed to the decrease in loss in investment in ATSICOM of approximately $25,000 recognized during the quarter ended April 30, 2004 associated with our portion of the losses on our investment in ATSICOM. During the quarter ended April 30, 2005 the Company did not recognized any loss associated to ATSICOM.

     Preferred Stock Dividends. Preferred Stock Dividends expense decreased by approximately $44,000 between periods, from $82,000 for the quarter ended April 30, 2004 to $38,000 during the quarter ended April 30, 2005. During fiscal 2004 we converted all Redeemable Preferred Series F and Series G shares to common. As a result of these conversions, no dividends were incurred during the quarter ended April 2005 related to these securities.

     Net income (loss) to Common Stockholders. The net income (loss) for the quarter ended April 30, 2005 decrease to $11,780,000 net income from $273,000 net (loss) for the quarter ended April 30, 2004. The decrease in net income
(loss) to common stockholders is mainly attributed to the recognition of a gain on disposal of investment of $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI's subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries have ceased operations. The increase on net income (loss) was slightly offset by the recognition of $220,000 of non-cash warrant expense associated with the repricing of the warrants granted under the amendment to the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP.

NINE MONTHS ENDED APRIL 30, 2005 COMPARED TO NINE MONTHS ENDED APRIL 30, 2004

Operating Revenues. Consolidated operating revenues increased by 369% between periods from $887,000 for the nine months ended April 30, 2004 to $4.2 million for the nine months ended April 30, 2005.

     Carrier services revenues increased by approximately $3.2 million, or 443% from the nine months ended April 2004 to the nine months ended April 2005. Our VoIP carrier traffic increased from approximately 19.1 million minutes during the nine months ended April 30, 2004 to approximately 113 million minutes during the nine months ended April 30, 2005. The increase in revenue and carrier traffic can mainly be attributed to the growth in VoIP carrier services since the implementation of the NexTone VoIP soft-switch during the last quarter of fiscal 2004.

     Network services revenues increased approximately 35% or $56,000 from the nine month period ended April 30, 2004 to the nine month period ended April 30, 2005. The increase in network services revenue is primarily due to the purchase and assignment of a network services contract from American TeleSource International de Mexico S.A de C.V. (ASTIMEX). Under the assignment and purchase agreement with ATSIMEX, we acquired the remaining term of the contract, which extended from February 2004 through June 2004 and generated monthly revenues of approximately $22,000. The agreement was terminated during the quarter ended April 30, 2005 and as a result we expect a reduction of network service revenue by $22,000 per month.

     Cost of Services (Exclusive of depreciation and amortization). The consolidated cost of services increased by approximately $3.1 million, or 402% from the nine months ended April 30, 2004 to the nine months ended April 30, 2005. The increase in cost of services is a direct result of the increase in carrier services revenue and network services revenue. As mentioned above, our carrier traffic increased from approximately 19.1 million minutes during the nine months ended April 30, 2004 to approximately 113 million minutes in the nine months ended April 30, 2005, thus increasing our cost of services between periods.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased by approximately $99,000, or 24% from the nine months ended April 30, 2004 to the nine months ended April 30, 2005. The decrease is attributable to an adjustment of $108,648 in salaries and wages and a reversal of an over-accrual for services previously recognized.

     Legal and professional Fees. Legal and professional fees increased by approximately $164,000, or 82% from the nine months ended April 30, 2004 to the nine months ended April 30, 2005. The increase is attributable to the recognition of approximately $150,000 in professional fees associated with a marketing campaign that commenced during the first quarter of fiscal 2005. Additionally, during the nine month period we recognized approximately $90,000 in legal fees associated to the lawsuit for stock fraud and manipulation by various institutions.

     Non-cash issuance of common stock and warrants for services. Non-cash issuance of common stock and warrants for services increased by $914,000 from the nine months ended April 30, 2004 to the nine months ended April 30, 2005. This increase is primarily due to recognition of approximately $811,000 in non-cash compensation expense associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP.

     Non-cash stock-based compensation, employees. Non-cash compensation expense to employees increased by $474,000 from the nine months ended April 30, 2004 to the nine months ended April 30, 2005. This increase is attributed to recognition of approximately $474,000 in non-cash compensation expense associated with the grant of stock options and stock grants to our employees and board of directors.

     Bad debt expense. Bad debt expense remained consistent at $4,000 over the nine months ended April 30, 2004 and the nine months ended April 30, 2005. During the nine months ended April 30, 2005 we recognized $4,000 in bad debt expense associated with the write-off of a carriers services customer that ceased operations.

     Depreciation and Amortization. Depreciation and amortization increased by $73,000 from the nine months ended April 30, 2004 to the nine months ended April 30, 2005. The increase is attributed to the recognition of depreciation expense and amortization on the NexTone VoIP soft-switch that was acquired during the last quarter of fiscal 2004.

     Operating income (loss). The Company's operating income (loss) increased by approximately $1,339,000 or 250% from the nine months ended April 30, 2004 to the nine months ended April 30, 2005. The increase in operating loss is attributed to the recognition of $811,000 in non-cash warrant expense associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP and the recognition of $474,000 in non-cash stock based compensation expense associated with the stock options and stock grants awarded to the company employees and board of directors. The increase in non-cash warrant and compensation expense was offset slightly by the increase in gross margin of approximately $187,000.

     Debt forgiveness income. Our debt forgiveness income increased by approximately $460,000 from the nine months ended April 30, 2004 to the nine months ended April 30, 2005. During the nine month period ended April 30, 2005, we negotiated and exchanged various liabilities for equity. These settlements were related to the settlement of the

$859,500 liability with Alfonso Torres Roqueni, the former owner of the concession license acquired in July 2000, and the settlement of a $250,000 note payable with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director. The debt forgiveness income was based on the difference between the market price of ATSI equity at the time of issuance and the market price calculated at the time of the settlement of the debt.

     Gain on disposal of investment. During the nine month period ended April 30, 2005 ATSI recognized a gain on disposal of investment of approximately $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI's subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries have ceased operations.

     Other income (expense). Other income (expense) decreased by approximately $108,000 or 77% from the nine months ended April 30, 2004 to the nine months ended April 30, 2005. The decrease in other income (expense) is attributed to the decrease in loss in investment in ATSICOM of approximately $85,000 recognized during the nine months ended April 30, 2004 associated with our portion of the losses on our investment in ATSICOM. During the nine months ended April 30, 2005 the Company did not incurred any loss in ATSICOM.

     Preferred Stock Dividends. Preferred Stock Dividends expense decreased by approximately $154,000 between periods, from $268,000 for the nine months ended April 30, 2004 to $114,000 during the nine months ended April 30, 2005. During fiscal 2004 we converted all Redeemable Preferred Series F and Series G shares to common. As a result of these conversions, no dividends were incurred during the nine months ended April 2005 related to these securities.

     Net income ( loss) to Common Stockholders. The net income (loss) for the nine months ended April 30, 2005 decreased to $10,543,000 net income from $944,000 net (loss) for the nine months ended April 30, 2004. The decrease in net income (loss) to common stockholders is mainly attributed to the recognition of a gain on disposal of investment of $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI's subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries have ceased operations. The gain on disposal of investment was offset slightly by the recognition of $811,000 in non-cash warrant expense and $474,000 in non-cash stock based compensation expense associated with the stock options and stock grants awarded to the company employees and board of directors. Also, there was an increase in depreciation and amortization of approximately $73,000 from the nine months ended April 30, 2004 to the nine months ended April 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities: During the nine months ended April 30, 2005, operations consumed approximately $427,000 in cash. This cash consumed by operations is primarily due to the recognition of $474,000 in non-cash compensation expense associated with the stock grants and stock options awarded to the employees and board of directors. Additionally, we recognized $944,000 in non-cash warrant expense associated with the consulting services agreement entered into during the second quarter of fiscal 2005. We also recognized an increase in accounts payable of approximately $120,000 and an increase in accrued liabilities of approximately $18,000. The increase in accrued liabilities and accounts payable is primarily due to the company recognizing approximately $56,000 in interest expense associated with various notes and the accrual of preferred stock dividends of $114,000. Also, we recognized an increase in accounts receivables of $62,000 associated with the billing to our customers during the quarter ending April 30, 2005. We also recognized an increase in prepaid expenses for $54,000 related to the prepayments/retainers to our attorneys for legal services.

     Cash provided used in investing activities: During the nine months ended April 30, 2005, the Company made various payments for $8,000 related to the acquisition of some telecommunications equipment acquired during fiscal 2005. Additionally, during the quarter ended October 31, 2004, ATSI entered into an Asset Purchase Agreement with Hinotel, Inc., a Hispanic owned Competitive Local Exchange Carrier ("CLEC") based in South Texas. The assets purchase under the agreement included Hinotel's customer base, a customer management and billing system, and supplier contracts. The transaction also included the assignment and transfer of the CLEC license in the State of Texas. The purchase price of the assets was $31,500, paid in 40,000 shares of ATSI common stock and $7,500 in cash.

     Cash  provided by financing activities:  During the nine months ended April
30, 2005 we made principal payments on our capital lease obligation for approximately $2,000 and we received $810,000 from the exercise of warrants and $414,000 from proceeds from various notes payables. In addition, a result of the exercise of warrants we also recognized payments of $810,000 on our notes payable.

     Overall, our net operating, investing and financing activities during the nine months ended April 30, 2005 provided a decrease of approximately $31,000 in cash balances. We intend to cover our monthly operating expenses with our remaining available cash. Additionally, we will continue to pursue additional equity offerings to cover our deficiencies in cash reserves. However, there is no assurance that we will be able to secure the equity offerings required to supplement our deficiencies in cash reserves.

     Our working capital deficit at April 30, 2005 was approximately $4,831,000. This represents a decrease of approximately $14,117,000 from our working capital deficit at July 31, 2004. The decrease can primarily be attributed to the recognition of a gain on disposal of investment of $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI's subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries have ceased operations. Additionally, the decrease in working capital deficit is also attributed to the settlement of various liabilities through the issuance of common stock. These settlements were associated with the settlement of $859,500 liability with Alfonso Torres Roqueni, the former owner of the concession license acquired in July 2000 and the settlement of a $250,000 note payable with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director.

Our current liabilities include:

          - $103,454 owed to Attorneys for legal services rendered during fiscal 2004.

          - $1,171,000 associated with the Series D Cumulative preferred stock. Of this balance, $942,000 is associated with the full redemption of this security and $229,000 is related to the accrued dividends as of April 30, 2005.

          - $1,327,000 associated with the Series E Cumulative preferred stock. Of this balance, $1,058,000 is associated with the full redemption of this security and $269,000 is related to the accrued dividends as of April 30, 2005. During the fiscal year ended July 31, 2003, the Company was de-listed from AMEX and according to the terms of the Series E Cumulative preferred stock Certificate of Designation, if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX the Series E preferred stockholder could request a mandatory redemption of the total outstanding preferred stock. As of the date of this filing we have not received such redemption notice. On October 31, 2002, we filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including Rose Glen Capital and Shaar Fund, the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint as to defendants that included the holders of our Series D and E Redeemable Preferred Stock. We plan to appeal that decision once a final judgment has been entered. These liabilities combined for a total of approximately $2,498,000. Accounting rules dictate that these liabilities must remain on our books under Current Liabilities until the lawsuit is resolved in the judicial system or otherwise. At this time we cannot predict the outcome or the time frame for this to occur.

     We also have approximately $1,152,000 of current liabilities (net of assets) associated to the discontinued operations of the retail services unit. This balance is composed primarily of approximately $453,000 owed to the Mexican taxing authorities related to a note assumed through the acquisition of Computel and approximately $699,000 related to income taxes owed as of April 30, 2005.

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

     As outlined in Note 4 to the financial statements, we have incurred amounts of debt to finance our working capital requirements. During the nine months ended April 30, 2005, we borrowed a total of $414,000 from Recap Marketing & Consulting, LLP; to fund our operating expenses and other corporate expenses. This debt will be applied to the payment of warrants issued to certain individual affiliates of Recap Marketing & Consulting, LLP.

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

ITEM 3.  CONTROLS AND PROCEDURES

     The Company has adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Controller and Principal Financial Officer, the
Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosures controls and procedures are effective as of the end of the fiscal quarter covered by this report, except in a few areas that significant adjustments were proposed by the independent registered public accounting firm. The Company is in the process of improving its controls and procedures in these areas.

                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On October 31, 2002, we filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint as to all defendants with prejudice. We plan to appeal that decision once a final judgment has been entered. On July 9, 2004, we filed a separate but related lawsuit in the same court against Sam Levinson and Uri Wolfson. On April 27, 2005, the court entered a final judgment dismissing that action with prejudice based on the February 25, 2005 decision in the first action. On May 25, 2005, we appealed the dismissal of the second action to the United States Court of Appeals for the Second Circuit. Our attorneys are also in the process of investigating whether any other institutions participated in the manipulation of the company's stock and to advise us whether to pursue other legal proceedings. Currently we cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

     On February 3, 2005 Helen G. Schwartz, Trustee for ATSI Communications, Inc. (a Texas corporation) and TeleSpan, Inc. filed in the U.S. Bankruptcy Court for the Western District of Texas an Adversary Proceeding against ATSI Communications, Inc., a Nevada corporation alleging that ATSI-Nevada had received preferential payments as defined by the U.S. Bankruptcy Code in the amount of $510,836. On March 31, 2005 ATSI filed its response denying any such payments were received by ATSI Nevada, formerly ATSI Delaware. A hearing has been scheduled for September 7, 2005. Currently we cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

     On March 28, 2005, we entered into a Settlement Agreement, which resolved all claims in the case filed in the 407th Judicial District Court of Bexar County Texas by with James C. Cuevas, Raymond G. Romero, Texas Workforce Commission and ATSI-Texas for unpaid wages. The Settlement Agreement was subject to board approval. The Board of Directors met on April 28,2005 and approved the Settlement Agreement. We subsequently issued 169,280 shares of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On April 28, 2005, we issued 169,280 shares of our common stock in settlement of all claims made by James C. Cuevas, Raymond G. Romero, Texas Workforce Commission and ATSI-Texas for unpaid wages. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act because of the limited size of the group, the direct relationship between us and the individuals to whom they were issued, the absence of public solicitation or advertising, and restrictions on resale of the shares.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     As of April 30, 2005, the Company was in arrears with respect to the declaration of the following dividends payable on outstanding shares of its Preferred Stock:

     Series A Cumulative Preferred Stock  $203,000
     Series D Cumulative Preferred Stock   229,000
     Series E Cumulative Preferred Stock   269,000
                                          --------
     TOTAL                                $701,000
                                          ========

ITEM  6.  EXHIBITS

     (a) Exhibits: The following documents are filed as exhibits to this report.

EXHIBIT

NUMBER  DESCRIPTION

   4.1  Convertible Promissory Notes issued to Recap Marketing & Consulting, LLP. *

  10.1  Extension of consulting agreements (Amendment No:1) with Hunter M. A. Carr and
        Donald W. Sapaugh. *

  10.2  Settlement Agreement (at mediation) with James C. Cuevas, Raymond G. Romero, Texas Workforce
        Commission and ATSI-Texas. *

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


Date:  June 14, 2005                    By:     /s/ Arthur L. Smith
       --------------                           -------------------
                                        Name:   Arthur L. Smith
                                        Title:  President and
                                                Chief Executive Officer

Date:  June 14, 2005                    By:     /s/ Antonio Estrada
       --------------                           -------------------
                                        Name:  Antonio Estrada
                                        Title: Corporate Controller
                                               (Principal Accounting and
                                               Principal Financial Officer)