Form 10KSB
period 2005-07-31
ATSI COMMUNICATIONS INC/DE
filed 2005-10-25
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _________

Commission File Number: 1-15687

ATSI COMMUNICATIONS, INC.
(Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	74-2849995 (IRS Employer Identification No.)

8600 Wurzbach, Suite 700W San Antonio, Texas (Address of Principal Executive Offices)	78240 (Zip Code)

(210) 614-7240
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001 Per Share
Series H Convertible Preferred Stock, Par Value $0.001 Per Share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Registrant’s revenues for its recent fiscal year were $6,011,472

As of October 20, 2005, the aggregate market value of the voting common equity held by non-affiliates of the Registrant was $3,535,055 based on the closing price of $0.34 per share on October 20, 2005 as reported on the over-the-counter bulletin board.

There were 10,397,222 shares of Registrant’s Common Stock outstanding as of October 20, 2005.

PART I

ITEM I. BUSINESS.

Overview

We are an international telecommunications carrier that utilizes the Internet to provide cost-efficient and economical international telecommunications services. Our current operations consist primarily of providing digital voice communications over the Internet using Voice-over-Internet-Protocol ("VoIP"). We provide high quality voice and enhanced telecommunication services to carriers, telephony resellers and other VoIP carriers through various agreements with service providers in the United States, Mexico, Asia, the Middle East and Latin America utilizing VoIP telephony services. Our services are as follows:

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

Network Services: We provide private communication links and VoIP gateway services to multi-national and Latin American carriers and enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is currently available through their own telecommunication network. These services include data, voice and fax transmission between multiple international offices and branches as well as Internet and collocation services in the United States.

Communication Services: We provide retail local phone service and international VoIP long distance service to the U.S. Hispanic market throughout Texas, mainly in the Rio Grande Valley. Our local phone service includes access to a landline and value-added services such a caller ID and call waiting. These services are offered to our customers on both a prepaid and postpaid basis. Additionally, we provide prepaid domestic and long-distance services; under these services we allow our customers to access our prepaid VoIP network platform. The customer will access this platform and be able to complete the call by using their local phone number as their “PIN” or personal identification number.

On August 1, 2004, we acquired a Competitive Local Exchange Carrier (“CLEC”) based in South Texas. This acquisition served as a gateway to reach out to the Hispanic communities residing along the US and Mexico border. Our strategy is to provide reliable and affordable local and long distance services to the underserved Hispanic community through Texas. Our entry to the retail services under our TeleFamilia brand and subsidiary will allow us to leverage our existing international VoIP network with additional services that have the potential to deliver higher margins than our wholesale international VoIP services. We have deployed various postpaid and prepaid retail services and generated approximately $94,500 in retail services revenue during the fiscal year ended July 31, 2005.

Additionally, during the third quarter of Fiscal year 2005, we expanded our NexTone’ Communications Session Controller (soft-switch) by 50% to enhance our VoIP network. This network expansion has allowed us to route our traffic more efficiently, improve our call processing, monitor quality of service and enable us to share port resources with our customers. The NexTone technology has allowed us to be more competitive and to improve our margins in our wholesale international telecommunication services. As a result of these enhancements to our VoIP Network our customer base has grown to approximately 45 customers and our revenue increased from $1,254,000 during the year ended July 31, 2004 to $6,011,000 for the year ended July 31, 2005.

We have had operating losses for almost every quarter since we began operations in 1994. Our operating losses from continuing operations were approximately $2,224,000 and $8,485,000, for the years ending July 31, 2005 and 2004, respectively. Additionally, we had a working capital deficit of approximately $5,428,000 at July 31, 2005. We have experienced difficulty in paying our vendors and lenders on time in the past, and we expect this trend to continue over the next 12 months as we continue to rebuild our operations. Moreover, we are currently pursuing various alternatives including equity offerings, exchanging some portion or all of our debt for equity, and restructuring our debt to extend the maturity. However, in the event we fail to execute on our current plan or that circumstances currently unknown or unforeseen by us arise, we may not succeed in re-capitalizing the Company or be able to obtain additional funding to allow us to meet our obligations.

Due to the recurring losses, negative cash flows generated from our operations and our substantial working capital deficit, our auditor’s opinion on our financial statements as of July 31, 2005 calls attention to substantial doubts about our ability to continue as a going concern. This means that there is substantial doubt that we will be able to continue in business through the end of our next fiscal year, July 31, 2006. In order to remain a going concern, we intend to attract new customers to generate additional revenues and/or generate cash from debt or equity offerings. There is no assurance that we will be able to obtain sufficient additional customers or funding to continue as a going concern.

As a result of the recurring losses negative cash flows from operations and our substantial working capital deficit, during the fiscal year ended July 31, 2005 management continued to pursue different avenues for funding and we entered into various short-term convertible promissory notes in the aggregate amount of $514,000. These funds have allowed the Company to pay those operating and corporate expenses that were not covered by our current cash inflows from operations. We will continue to require additional funding until the cash inflows from operations are sufficient to cover the monthly operating expenses. There is no assurance that we will be successful in securing additionally funding over the next twelve months.

History

ATSI Communications, Inc., a Nevada corporation, was formed in 2004 as the successor to the business originally incorporated in 1994 as a Canadian holding company, Latcomm International, Inc., with a Texas operating subsidiary, Latin America Telecomm, Inc. Both corporations were renamed “American TeleSource International, Inc.” in 1994. In May 1998, the Canadian corporation completed a share exchange with a newly formed Delaware corporation, also called American TeleSource International, Inc., which resulted in the Canadian corporation becoming the wholly owned subsidiary of the Delaware Corporation. Our stockholders voted to change our name from American TeleSource International, Inc. to ATSI Communications, Inc. in 2003 and to reincorporate in the State of Nevada by merger into our wholly owned subsidiary in 2004. We own 49% of ATSI Comunicaciones S.A de C.V. (ATSICOM), a Mexican corporation, that holds a 30-year concession, allowing for the sale of voice and data services, long distance transport, and the operation of a telecommunications network in Mexico.

Recent Developments

During our fiscal year ending July 31, 2005:

•
On August 1, 2004, we acquired a Competitive Local Exchange Carrier (“CLEC”) based in South Texas. This acquisition served as a gateway to reach out to the Hispanic communities residing along the US and Mexico border. Our strategy is to provide reliable and affordable local and long distance services to the underserved Hispanic community through Texas utilizing our VoIP infrastructure.

•
We expanded our NexTone’ Communications Session Controller (soft-switch) by 50% to enhance our Voice over Internet Protocol (VoIP) network. This network expansion has allowed us to route our traffic more efficiently, improve our call processing, monitor quality of service and enable us to share port resources with our customers. The NexTone technology has allowed us to be more competitive and to improve margins in our wholesale international telecommunication services. As a result of these enhancements to our VoIP Network our customer base has grown to approximately 45 customers and our revenue increased from $1,254,000 during the year ended July 31, 2004 to $6,011,000 for the year ended July 31, 2005.

Services and Products

We provide three types of services: Carrier Services, Network Services and Communication Services.

Carrier Services

We provide VoIP termination services to United States and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. We also provide 800 toll-free voice origination services from Mexico.  Typically these telecommunications companies offer their services to the public for local and international long distance services. Revenues from this service accounted for approximately 81% of our total revenue in the year ended July 31, 2004 (“fiscal 2004”) and 96% of our total revenue in the year ended July 31, 2005 (“fiscal 2005”). The percentage of our total volume of carrier services traffic sent by customers can fluctuate dramatically, on a quarterly, and sometimes, daily basis. Historically, a handful of customers have accounted for a majority of the total carrier services volume, although not necessarily the same customers from period to period. During fiscal 2005, we entered into various reciprocal agreements with our customers that allow them to transport and terminate traffic over our network and allowed us to transmit and terminate traffic over their networks. These reciprocals agreements with our customers were not for a specific period of time or volume of minutes. Under the reciprocal agreements, both parties were given a set of rates for services and each party would decide the volume of minutes it would send to be process. Therefore on a month-to-month basis there was not a required volume commitment of minutes from each party and the parties were free to re-route their traffic away to a lower priced provider.

Network Services

We provide private communication links and VoIP gateway services to multi-national and Latin American carriers and enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is currently available through the foreign telecommunication networks. These services include data, voice and fax transmission between multiple international offices and branches as well as Internet and collocation services in the United States. During fiscal 2005 we provided network services to Bell Canada, a Canadian corporation on a month-to-month basis and generated approximately $23,000 per month in revenue. As of May 2005 we are no longer providing these services to the Bell Canada. We currently provide network Services to World Data, a Mexican corporation on a month-to-month basis and generate approximately $1,500 per month in revenue. There is no assurance that we will continue to generate this level of revenue in the future or that we will be able to enter into a long-term contract with World Data or any other customer.

We compete with MCI and AT&T, as well as the former telecommunication monopolies in the Latin American countries, in providing network services. Factors contributing to our competitiveness include reliability, network quality, speed of installation, and in some cases, geography, network size, and hauling capacity. We are at a competitive disadvantage with respect to larger carriers who are able to provide networks for corporations that encompass more countries in Latin America, as well as Europe, Asia and other parts of the globe. As a result of these disadvantages we do not expect a significant increase in revenue from this source in the near future.

Communication Services

We provide local phone service and international VoIP long distance service to the U.S. Hispanic market in Texas, through our wholly owned subsidiary, Telefamilia Communications, Inc. Our local phone service includes value-added services such a caller ID and call waiting.

 On August 1, 2004, we acquired a Competitive Local Exchange Carrier (“CLEC”) based in South Texas. This acquisition served as a gateway to reach out to the Hispanic communities residing along the US and Mexico border. Revenues from this service accounted for approximately 1.5% of our total revenue in the year ended July 31, 2005. We have deployed various postpaid and prepaid retail services and generated approximately $94,500 in retail services revenue during the fiscal year ended July 31, 2005

Voice over Internet Protocol Networks

The basic technology of traditional telecommunications systems was designed for slow mechanical switches. Communications over the traditional telephone network are routed through circuits that must dedicate resources to each call from its inception until the call ends, regardless of whether anyone is actually talking on the circuit. This circuit-switching technology incurs a significant cost per call and does not efficiently support the integration of voice with data services. Data networks, however, were designed for electronic switching. They break the data stream into small, individually addressed packages of data (“packets”) that are routed independently of each other from the origin to the destination. Therefore, they do not require a fixed amount of bandwidth to be reserved between the origin and destination of each call and they do not waste bandwidth when it is not being used for actual transmission of information. This allows multiple voice or voice and data calls to be pooled, resulting in these networks being able to carry more calls with an equal amount of bandwidth. Moreover, they do not require the same complex switching methods required by traditional voice telephone networks, instead using a multiplicity of routers to direct each packet in the direction of its destination and they automatically route packets around blockages, congestion or outages.

Packet switching is a method of transmitting messages that can be used within a data network or across networks, including the public Internet. The Internet itself is not a single data network owned by any single entity, but rather a loose interconnection of networks belonging to many owners that communicate using the Internet Protocol (“IP”). By converting voice signals to digital data and handling the voice signals as data, it can be transmitted through the more efficient switching networks designed for data transmissions and through the Internet using the IP. The transmission of voice signals as digitalized data streams over the Internet is known as Voice over Internet Protocol or “VoIP”. A VoIP network has the following advantages over traditional networks:

•	Integration of Voice and Data: VoIP networks allows for the integration of voice, data traffic and images into the same network.

•	Simplification: An integrated infrastructure that supports all forms of communication allows more standardization and less equipment management. The result is a fault tolerant design.

•
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

•
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

•	Cost reduction: Under the VoIP network, the connection is directly to the Internet backbone and as a result the telephony access charges and settlement fees are avoided.

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

By using the public Internet, VoIP providers like ATSI are able to avoid direct payment for transport of communications, instead paying for large “pipes” into the public Internet, billed by bandwidth rather than usage, which transmits calls to a distant gateway. The Internet, which has its origins in programs devised by the Department of Defense to provide multiple routes and therefore redundancy which was largely immune from the failure of a single network element, provides great redundancy and can be “self healing” in the event of an outage in a particular network element or transmission path. Moreover, adding an additional entry or exit point (a Point of Presence or “PoP”) does not require any expensive or time consuming reconfiguration or reprogramming of existing network elements. The new element is simply installed with a specific IP address and it can send or receive information from any other IP address on the Internet.

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

Carriers buying wholesale termination into Mexico, while cost conscious, are increasingly demanding high reliability and quality in service delivery. Sustainability and growth in this segment depends on specific competitive advantages that companies may possess in specific markets. Competitive advantages like proper licenses, network redundancy, favorable termination agreements, or the presence of a business infrastructure and relationships in the specific terminating market. The Company competes with the dominant providers, such as Qwest and MCI, as well as other, smaller providers for international long distance services to Mexico. The Company believes that in contrast to the dominant providers, it has a much more focused and cost competitive strategy that targets select higher margin telecommunication niches utilizing VoIP technology. Certain carriers provide termination services in Mexico at lower prices (e.g., $0.015 to $0.06) because they contract with other carriers that “leak” into the local network using unlicensed IP points of presence. These carriers, however, have several disadvantages including: (i) generally poor quality, (ii) limited capacity, and (iii) poor reliability, since Mexican authorities periodically shut down their operations. Additionally, there are a few market trends that affect our wholesale product’s competitiveness in the market. First, unauthorized, non-conventional operators continue to have a major impact by offering prices below real costs. Second, the elimination of settlement rates in Mexico continues to drive down costs. The result of this trend is a significant reduction in revenue per minute. The combination of non-conventional termination and the new settlement rates have reduced U.S to Mexico termination prices from an average price of $0.27 per minute in 1998 to a current $0.045 per minute.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies that could hinder our ability to market our services. We believe that our key competitive advantages are our ability to deliver reliable, high quality voice service over the Internet in a cost-effective manner. We cannot provide assurances, however, that these advantages will enable us to succeed against comparable service offerings from our competitors. A large number of telecommunications companies, including MCI and Qwest currently provide wholesale voice telecommunications service which competes with our business. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet.

Our strategy is to position ourselves to take advantage of the demonopolization of the Latin American telecommunications markets, as well as the increasing demand for international communications services between these markets and the United States. Historically, telecommunications services in Latin America have been provided by state-run companies, operating as a legal or de facto monopoly. Although these companies failed to satisfy the demand for services in their countries, the regulatory scheme effectively precluded competition by foreign carriers. Currently, there is a trend toward demonopolization of the telecommunications industry in Latin America, and many of these countries are in various stages of migration toward a competitive, multi-carrier market. Many Latin American countries produce a significant number of immigrants to the United States, or are becoming homes to U.S. based corporations seeking lower labor costs. At the same time that Latin American markets have been opening up, the demand for telecommunications services between the United States and Latin America (particularly Mexico) has been strengthened by:

•	the rapid growth of the Latino segment of the United States population

•	Mexico’s status as the top calling partner with the United States

•	increase in trade and travel between Latin America and the United States

•	the build-out of local networks and corresponding increase in the number of telephones in homes and businesses in Latin countries

•	proliferation of communications devices such as faxes, mobile phones, pagers, and personal computers

•	declining rates for services as a result of increased competition.

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

Government Regulation / Concession License

Regulation of Internet Telephony

Our operations are subject to federal, state and foreign laws and regulations. The use of the Internet to provide telephone service is a fairly recent market development. At present, we are not aware of any domestic, and only aware of a few foreign, laws or regulations that prohibit voice communications over the Internet.

United States.

We believe that, under U.S. law, the Internet-related services that we provide constitute information services as opposed to regulated telecommunications services, and, as such, are not currently actively regulated by the Federal Communications Commission (FCC) or any state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of our operations may be subject to state or federal regulation, including regulation governing universal service funding, disclosure of confidential communications and excise tax issues. We cannot provide assurances that Internet-related services will not be actively regulated in the future. Several efforts have been made in the U.S. to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Increased regulation of the Internet may slow its growth, particularly if other countries also impose regulations. Such regulation may negatively impact the cost of doing business over the Internet and materially adversely affect our business, operating results, financial condition and future prospects.

The FCC has considered whether to impose surcharges or other common carrier regulations upon certain providers of Internet telephony, primarily those which, unlike us, provide Internet telephony services directly to end users. While the FCC has presently refrained from such regulation, the regulatory classification of Internet telephony remains unresolved. Additionally, the FCC has expressed an intention to further examine the question of whether certain forms of phone-to-phone VoIP services are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone VoIP services bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services. The FCC has indicated that the mechanisms for contributing to the Universal Service Fund, issues as to applicability of access charges and other matters will be considered in that context.

If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including requirements to make universal service contributions, and pay access charges to local telephone companies. A decision to impose such charges could also have retroactive effect, which could materially adversely affect us. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation that would apply to Internet telephony providers. Any such determinations could materially adversely affect our business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet. Congressional dissatisfaction with FCC conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect our business, financial condition, operating results and future prospects.

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

Regulations pertaining to our retail operations.

In the United States, services provided through our retail operations are subject to the provisions of the Communications Act of 1934, as amended, the FCC regulations, and the applicable laws and regulations of the various states and state regulatory commissions.

As a carrier offering services to the public, we must comply with the requirements of common carriage under the Communications Act of 1934, including the offering of service on a nondiscriminatory basis at just and reasonable rates, and obtaining FCC approval prior to any assignment of authorizations or any transfer of legal or actual control of the company.

We are subject to various specific common carrier telecommunications requirements set forth in the FCC’s rules, including operating, reporting and fee requirements. Both federal and state regulatory agencies have broad authority to impose monetary and other penalties on us for violations of regulatory requirements.

Domestic Service Regulation.    We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to initiate or expand our domestic interstate operations, but we are required to obtain FCC approval to transfer control or discontinue service and to file various reports and pay various fees and assessments. Among other things, interstate common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. In addition, as a non-dominant carrier, we are subject to the FCC’s complaint jurisdiction.

All interstate telecommunications carriers are required to contribute to the federal universal service programs. The FCC currently is considering revising its universal service funding mechanism. We cannot predict the outcome of these proceedings or their potential effect on us. Although we currently do not provide VoIP services to the end user or consumer, VOIP services we may provide to the consumer in the future is not currently subject to direct regulation by the FCC or state regulatory commissions to the extent that they qualify as “enhanced” or “information” services. The FCC defines enhanced services as services that (1) employ computer processing applications that act on the format, content, code, protocol or similar aspects of the subscriber’s transmitted information, (2) provide the subscriber additional, different or restructured information, or (3) involve subscriber interaction with stored information. In 1998, in a non-binding report, the FCC observed that “computer-to-computer” VOIP may be appropriately considered to be unregulated but that “phone-to-phone” VOIP may lack the characteristics that would render them unregulated “information” services. In February 2004, the FCC ruled that free computer-to-computer VOIP service is not “telecommunications service” and that it is an interstate “information service.” Although this order clarifies some of the relevant VOIP issues, the FCC has not yet issued a formal decision as to whether other variations of VOIP services should be subject to traditional common carrier telecommunications service regulation or whether any of the VOIP services should be subject to universal service contribution and access charge obligations. In March 2004, the FCC released a Notice of Proposed Rulemaking (“NPRM”) regarding VOIP service. The NPRM specifically addresses the regulatory classification and jurisdiction of VOIP; the application of access charges; and how to preserve key public policy objectives such as universal service, 911/emergency services, law enforcement surveillance requirements, and the needs of persons with disabilities. In November 2004, the FCC ruled that services provided by a particular VOIP provider are interstate in nature, and not subject to entry regulations of the various state Public Service Commissions. The FCC, however, declined to rule on whether the service is a regulated telecommunications service or an unregulated information service. In addition, in December 2004, the United States Court of Appeals for the 8th Circuit ruled that such VOIP provider’s service is an information service and not subject to state regulation. The FCC continues to examine the appropriate regulatory treatment of VOIP. While initial indications from the FCC suggest that any regulation of VOIP will be limited in nature, the future regulatory treatment of other variations of VOIP by the FCC and state regulatory bodies continues to be uncertain. Furthermore, Congressional dissatisfaction with the FCC’s treatment of IP telephony could result in legislation requiring the FCC to impose greater or lesser regulation. Changes to, and further clarifications of, the treatment of VOIP services could result in the imposition of burdensome regulation and fees on some of our services and/or increase certain of our operating costs.

State Regulation.    Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Telefamilia Communications, Inc. (Telefamilia), a wholly owned subsidiary of ours, maintains the necessary certificate and tariff approvals, where approvals are necessary, to provide intrastate long distance service in Texas. Telefamilia also maintains the necessary certificate to provide local services in Texas. Texas requires prior approval or notification for certain stock or asset transfers or for the issuance of securities, debt or for name changes. As a certificated carrier, consumers may file complaints against us at the public service commissions. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other LECs have been seeking reduction of state regulatory requirements, including greater pricing flexibility, which, if granted, could subject us to increased price competition. We may also be required to contribute to universal service funds in Texas.

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

Other General regulations

The Telecommunications Act of 1996 (the “Telecom Act”), which became law in February 1996, was designed to dismantle the monopoly system and promote competition in all aspects of telecommunications. The FCC has promulgated and continues to promulgate major changes to their telecommunications regulations. One aspect of the Telecom Act that is of particular importance to us is that it allows Bell Operating Companies or BOCs to offer in-region long distance service once they have taken certain steps to open their local service monopoly to competition. Given their extensive resources and established customer bases, the entry of the BOCs into the long distance market, specifically the international market, will create increased competition for us.

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

The International Settlements Policy governs settlements between top tier U.S. carriers’ and foreign carriers’ costs of terminating traffic over each other’s networks. The FCC recently enacted certain changes in our rules designed to allow U.S. carriers to propose methods to pay for international call termination that deviate from traditional accounting rates and the International Settlement Policy. The FCC has also established lower benchmarks for the rates that U.S. carriers can pay foreign carriers for the termination of international services and these benchmarks may continue to decline. These rule changes have lowered the costs of our top tier competitors to terminate traffic in the United States and are contributing to the downward pricing pressure facing us in the carrier market.

Mexico

The Secretaría de Comunicaciones y Transportes or the SCT and COFETEL (Comisión Federal de Telecomunicaciones or Federal Telecommunications Commission) have issued ATSICOM a 30-year license granted in June 1998 to install and operate a public network. Under this license, ATSI Comunicaciones S.A de C.V. is required to meet the following:

General requirements

•	Maintain approximately $10 million in registered and subscribed capital.

•
Install and operate a network in Mexico. The Mexican government will need to approve the operating plan before it is implemented; additionally the Mexican government will need to approve any future changes to the operating plan before it can be implemented.

•	Continuously develop and conduct training programs for its staff.

•	The Concessionaire at all times needs to have an assigned individual responsible for the technical functions to operate the concession.

Concession services requirements

•	The Concessionaire is required to provide continuous and efficient services at all times to its customers.

•
The Concessionaire must establish a complaint center and correction facilities center. We are required to report to the Mexican Government on a monthly basis the complaints received and the actions taken to resolve the problems.

Tariff Requirements

•	The Concessionaire will only be authorized to invoice its customer’s tariffs rates that have been approved by the Mexican government.

Verification and Information requirements

•
The Concessionaire is required to provide audited financial statements on a yearly basis that includes a detailed description of the fixed assets utilized in the network and accounting reporting by region and location of where the services are being provided.

•	The Concessionaire is required to provide quarterly reports and updates on the expansion of the network in Mexico and a description of the training programs and research and development programs.

•	The Concessionaire is required to provide statistic reports of traffic, switching capacity and other parameters in the network.

Guarantee requirements

The Concessionaire is required to have a bond/ insurance policy for approximately $500,000, where the Mexican Federal Treasury Department will be the beneficiary in the event the Mexican government revokes the concession license.

Suppliers

We rely on various suppliers to provide services in connection with our communication services. We depend on various Global VoIP companies to complete our voice over Internet (VoIP) traffic between US, Mexico, Asia, the Middle East and Latin America. Our critical suppliers include, Bestel, Anuera Communciations, Inc. and WireGlobe Communications.

Employees

As of July 31, 2005, we had 5 employees, all of whom performed operational, technical and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

ITEM 2. PROPERTIES.

Our executive office is located at 8600 Wurzbach Rd. Suite 700W, San Antonio, Texas, consisting of 3,042 square feet. The lease for this facility will expire on April 30, 2006. We pay annual rent of $42,560. Management believes that our leased facilities are suitable and adequate for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

On October 31, 2002, we filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint as to all defendants with prejudice. We plan to appeal that decision once a final judgment has been entered. On July 9, 2004, we filed a separate but related lawsuit in the same court against Sam Levinson and Uri Wolfson. On April 27, 2005, the court entered a final judgment dismissing that action with prejudice based on the February 25, 2005 decision in the first action. On May 25, 2005, we appealed the dismissal of the second action to the United States Court of Appeals for the Second Circuit. On September 9, 2005 we appealed the dismissal of the first action to the United States Court of Appeals for the Second Circuit. Our attorneys are also in the process of investigating whether any other institutions participated in the manipulation of the company's stock and to advise us whether to pursue other legal proceedings. Currently we cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

On February 3, 2005 Helen G. Schwartz, Trustee for ATSI Communications, Inc. (a Texas corporation) and TeleSpan, Inc. filed in the U.S. Bankruptcy Court for the Western District of Texas an Adversary Proceeding against ATSI Communications, Inc., a Nevada corporation alleging that ATSI-Nevada had received preferential payments as defined by the U.S. Bankruptcy Code in the amount of $510,836. On March 31, 2005, ATSI filed its response denying any such payments were received by ATSI Nevada, formerly ATSI Delaware. On August 29, 2005 the U.S. Bankruptcy Court for the Western District of Texas dismissed this proceeding against ATSI Communications, Inc., a Nevada Corporation for lack of merit.

On March 28, 2005, we entered into a Settlement Agreement, which resolved all claims in the case filed in the 407th Judicial District Court of Bexar County Texas by with James C. Cuevas, Raymond G. Romero, Texas Workforce Commission and ATSI-Texas for unpaid wages. The Board of Directors met on April 28, 2005 and approved the Settlement Agreement. As part of the settlement, we subsequently issued 169,280 shares of our common stock.

In January 2004, we filed a petition in the 150th Judicial District of Bexar County, Texas against Inter-tel.net, Inc. and Vianet Communications, Inc. d/b/a Inter-tel.net seeking declaratory relief that ATSI Communications, Inc. is not bound by the Carrier Services Agreement between Vianet Communications, Inc. and ATSI-Texas. On February 27, 2004 the Bankruptcy Court in the ATSI-Texas Bankruptcy case allowed Vianet Communications, Inc. to amend its claim against ATSI-Texas that was pending in the Bankruptcy of ATSI-Texas and assert its claim for breach of contract against ATSI. The Bankruptcy Court then ordered the lawsuit to be remanded back to state court for hearing. On August 10, 2005 a settlement was reached with Vianet Communications. As part of the settlement, we issued 200,000 warrants to purchase ATSI stock, the exercise price on the warrants range from $0.12 to $0.23. Additionally, we issued 200,000 shares of Series H preferred Stock that can be converted into 1.2 shares of common stock after it’s been held for (1) one year and into 1.5 shares of common stock if held for (2) two years.

On June 17, 2005, ATSI Communications, Inc. filed an arbitration claim against Ntera Holdings, Inc. for $100,000 and attorney’s fees. The claim is associated with a dispute over supposed debt incurred under a Reciprocal Network Carrier Service Agreement between the parties. On July 7, 2005 Ntera Holdings, Inc. filed a counterclaim. Under the arbitration claim we are not disputing all of the alleged indebtedness but we are alleging the offset of services and that the payment should be in the form of exchange of services, as implied in the Reciprocal Network Carrier Service Agreement with Ntera Holdings, Inc. Currently we can not predict the result of the arbitration or the financial impact on our ongoing operations.

We may become a party to future claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on our results of operations in the period in which it occurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE
PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board under the symbol “ATSX”. From May 9, 2003 through July 31, 2004 our common stock traded in the pink sheets under the symbol “ATSC”. Prior to January 15, 2003, our common stock was quoted on the AMEX under the symbol “AI”. Our Series H Preferred Stock is not traded on any market. The following table sets forth the high and low bid prices for our common stock from August 1, 2003 through July 31, 2005 as reported by OTC bulletin board. Price quotations on the OTC bulletin board reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. All stock prices for Fiscal 2004 have been adjusted to reflect the 1:100 reverse split effective on May 24, 2004.

Fiscal 2004	High	Low
First Quarter	$2.00	$2.00
Second Quarter	$1.00	$1.00
Third Quarter	$1.00	$1.00
Fourth Quarter	$6.00	$1.25

Fiscal 2005	High	Low
First Quarter	$1.20	$0.56
Second Quarter	$1.25	$0.48
Third Quarter	$0.92	$0.21
Fourth Quarter	$0.32	$0.16

(b)	Holders

As of July 31, 2005, we had approximately 8,169 common shareholders of record. This amount does not include shares held in street name.

(c)	Dividends

We have never paid any cash dividends on our common stock. Additionally, the terms of our Series A, Series D and Series E Preferred Stock restrict us from paying dividends on our common stock until such time as all outstanding dividends have been fulfilled related to each series of preferred stock. There are presently a total of $1,296,237 in unpaid dividends payable on outstanding series of preferred stock. Consequently, we do not anticipate paying any cash dividends in the foreseeable future.

(d)	Securities issued under Equity Compensation Plans

The following table provides information relating to the grant of stock, options, and warrants pursuant to equity based compensation plans as of July 31, 2005. A description of each equity compensation plan adopted by the Company is included in the Notes to the Consolidated Financial Statements contained in this report.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Not Approved by Security Holders	303,140	$0.25	1,054,149

Total	303,140	$0.25	1,054,149

(e)	Sales of Unregistered Securities

During the year ended July 31, 2004, prior to the reincorporation to the state of Nevada, ATSI issued 400,965 common shares. Of this total, 101,786 shares were issued as a result of the conversions of ATSI’s Series F Preferred Stock and accumulated dividends, 297,974 shares were issued as a result of the conversion of ATSI’s Series G Preferred Stock and accumulated dividends, and 1,205 shares were issued as a result of the conversion of ATSI’s Series A Preferred Stock. All shares were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933 as an exchange for other securities issued by the Company in which no person was paid any consideration.

Also during the year ended July 31, 2004, 165 shares were issued for services rendered to ATSI. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since they were issued in a transaction not involving a public offering.

On May 6, 2004 ATSI’s stockholders approved the reincorporation of ATSI in Nevada through the merger of the Company into a wholly owned subsidiary, ATSI Merger Corporation. As a result of the merger, ATSI’s stockholders of record as of May 24, 2004 received one (1) share of New ATSI Common Stock and ten (10) shares of New ATSI Series H Convertible Preferred Stock for each 100 shares of Old ATSI Common Stock surrendered. As a result of the merger ATSI exchanged 143,751,710 common shares of the Old ATSI for 1,437,517 shares of the New ATSI Common stock and 14,385,000 shares of the New ATSI Series H Convertible Preferred Stock. These shares were exempt from registration pursuant to Rule 145 and Rule 414 under the Securities Act of 1933 as an exchange for the purpose of changing the domiciling the Company.

On August 1, 2004, we issued 40,000 shares of our common stock for the acquisition of Hinotel, Local Exchange Carrier (“CLEC”) based in South Texas. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act because of the limited size of the group, the direct relationship between us and the individuals to whom they were issued, the absence of public solicitation or advertising, and restrictions on resale of the shares.

On October 1, 2004, we issued 687,600 shares of our common stock for the settlement of debt of approximately $859,500 with Alfonso Torres Roqueni; this debt was associated with the acquisition of the concision license in July 2000. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act because of the limited size of the group, the direct relationship between us and the individuals to whom they were issued, the absence of public solicitation or advertising, and restrictions on resale of the shares.

On October 26, 2004, we issued 30,000 shares of our common stock for the settlement of a note payable of approximately $250,000 with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act because of the limited size of the group, the direct relationship between us and the individuals to whom they were issued, the absence of public solicitation or advertising, and restrictions on resale of the shares.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE: This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,”“believe,”“could,”“estimate,”“may,”“expect,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the Additional Risk Factors section of this Annual Report Form 10-KSB and other documents filed with the Securities and Exchange Commission. Therefore, these types of statements may prove to be incorrect.

The following is a discussion of the consolidated financial condition and results of operations of ATSI Communications, Inc., for the fiscal years ended July 31, 2005 and 2004. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this annual report on Form 10-KSB. For purposes of the following discussion, fiscal 2005 or 2005 refers to the year ended July 31, 2005 and fiscal 2004 or 2004 refers to the year ended July 31, 2004.

Sources of revenue and direct cost

Sources of revenue:

Carrier Services:  We currently provide transmission and termination services to U.S. and Foreign telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically these telecommunications companies offer their services to the public for local and international long distance services.

Network Services: We provide private communication links and VoIP gateway services to multi-national and Latin American carriers and enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is currently available through the foreign telecommunication networks. These services include data, voice and fax transmission between multiple international offices and branches as well as Internet and collocation services in the United States.

Communication Services: We provide retail local phone service and international VoIP long distance service to the U.S. Hispanic market throughout Texas, mainly in the Rio Grande Valley. Our local phone service includes access to a landline and value-added services such a caller ID and call waiting. These services are offered to our customers on both a prepaid and postpaid basis. Additionally, we provide prepaid domestic and long-distance services; under these services we allow our customers to access our prepaid VoIP network platform. The customer will access this platform and be able to complete the call by using their local phone number as their “PIN” or personal identification number.

Direct Cost:

Carrier Services: We incur transmission and termination charges from our suppliers and the providers of the infrastructure and network. The cost is based on a per minute rate and volume of minutes transported and terminated through the network. Additionally, we incur a fixed Internet bandwidth charges and per minute billing charges. In some cases we incur installation charges from certain carriers; these installation costs are passed on to our customers for the connection to our VoIP network.

Network Services: Under the network services, we incur bandwidth charges. The bandwidth charges are incurred as part of the connection links between the customer’s different remote locations and sites to transmit data, voice and Internet services. We also incur collocation charges that are passed through to our customers.

Communication Services: We incur charges for local telephone service and related features from the local exchange carrier. Additionally, we incur a cost per minute and platform fees from our suppliers for long distance services and platform access based on the number of accounts and calls accessed by our customers.

Results of Operations

The following table sets forth certain items included in our results of operations in thousands of dollar amounts and as a percentage of total revenues for the years ended July 31, 2005 and 2004.

	Years ended July 31,
	2005		2004
	$	%	$	%
Operating revenues
Services
Carrier services	$5,782	96%	$1,020	81%
Network services	229	4%	234	19%
Total operating revenues	6,011	100%	1,254	100%

Cost of services (exclusive of depreciation and amortization, shown below	5,664	94%	1,071	85%

Gross Margin	347	6%	183	15%

Selling, general and administrative Expense	517	9%	584	47%

Legal and professional fees	417	7%	303	24%

Non-cash issuance of common stock and warrants for services	1,047	17%	7,055	563%

Non-cash stock-based compensation, employees	474	8%	–	0%

Impairment expense	–	0%	702	300%

Bad debt expense	4	0%	4	0%

Depreciation and amortization	112	2%	20	2%

Operating loss	(2,224)	-37%	(8,485)	-677%

Debt forgiveness income	460	8%	257	0%
Gain on disposal of investment	12,104	201%	–	0%
Other income (expense)	(44)	-1%	(241)	-19%

Net income (loss)	10,296	171%	(8,469)	-675%

Less: preferred stock dividends	(709)	-12%	(306)	-24%
Net income (loss) to applicable to common shareholders	$9,587	159%	($8,775)	-700%

Year Ended July 31, 2005 Compared to Year ended July 31, 2004

Operating revenues. Consolidated operating revenues increased by 379% between periods from $1.3 million for the year ended July 31, 2004 to $6.0 million for the year ended July 31, 2005.

Carrier services revenues increased by approximately $4.7 million, or 466% from the year ended July 31, 2004 to the year ended July 31, 2005. Our VoIP carrier traffic increased from approximately 25.8 million minutes during the year ended July 31, 2004 to approximately 149 million minutes during the year ended July 31, 2005. The increase in revenue and carrier traffic can mainly be attributed to the growth in VoIP carrier services since the implementation of the NexTone VoIP soft-switch during the last quarter of fiscal 2004.

Network services revenues decreased approximately 2% or $5,000 from the year ended July 31, 2004 to the year ended July 31, 2005. The decrease in network services revenue is primarily due to termination of the network service agreement with our major customer for this service. As a result we expect a reduction of network service revenue by $22,000 per month.

Communication services revenues increased by 1% or $94,500 from the year ended July 31, 2004 to the year ended July 31, 2005. The increase in local and long distance retail services is primarily due to the acquisition in August 1, 2004, of a Competitive Local Exchange Carrier (“CLEC”) based in South Texas. This acquisition has served as a gateway to reach out to the Hispanic communities residing along the US and Mexico border and allowed our local and long distance retail services to grow from $0 during fiscal 2004 to $94,500 for the year ended July 31, 2005.

Cost of Services (Exclusive of depreciation and amortization). The consolidated cost of services increased by approximately $4.6 million, or 429% from the year ended July 31, 2004 to the year ended July 31, 2005. The increase in cost of services is a direct result of the increase in carrier services revenue and network services revenue. As mentioned above, our carrier traffic increased from approximately 25.8 million minutes during the year ended July 31, 2004 to approximately 149 million minutes in the year ended July 31, 2005, thus increasing our cost of services between periods.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased by approximately $67,000, or 11% from the year ended July 31, 2004 to the year ended July 31, 2005. The decrease is attributable to an adjustment of $108,648 in salaries and wages and a reversal of an over-accrual for services previously recognized.

Legal and professional Fees. Legal and professional fees increased by approximately $114,000, or 38% from the year ended July 31, 2004 to the year ended July 31, 2005. The increase is attributable to the recognition of approximately $225,000 in professional fees associated with a marketing campaign that commenced during the first quarter of fiscal 2005.

Non-cash issuance of common stock and warrants for services. Non-cash issuance of common stock and warrants for services decreased by approximately $6 million from the year ended July 31, 2004 to the year ended July 31, 2005. This decrease is primarily due to recognition of approximately $7 million in non-cash compensation expense, this expense was recognized during the forth quarter of fiscal 2004 and was associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP.

Non-cash stock-based compensation, employees. Non-cash compensation expense to employees increased by $474,000 from the year ended July 31, 2004 to the year ended July 31, 2005. This increase is attributed to the recognition of approximately $474,000 in non-cash compensation expense associated with the grant of stock options and stock grants to our employees and board of directors.

Impairment Expense. Impairment expense decreased by 100% or $702,000 from the year ended July 31, 2004 to the year ended July 31, 2005. During the year ended July 31, 2004, in accordance with U.S. GAAP we determined that the estimated cash flows expected from the concession license was less than the recorded value. As a result we recorded an impairment loss of approximately $702,000 to reduce the recorded value of the concession license. During the year ended July 31, 2005 we did not recognized any impairment expense.

 Bad debt expense. Bad debt expense remained consistent at $4,000 over the year ended July 31, 2004 and the year ended July 31, 2005. During the year ended July 31, 2005 we recognized $4,000 in bad debt expense associated with the write-off of a carriers services customer that ceased operations.

Depreciation and Amortization. Depreciation and amortization increased by $92,000 from the year ended July 31, 2004 to the year ended July 31, 2005. The increase is attributed to the recognition of depreciation expense and amortization on the NexTone VoIP soft-switch that was acquired during the last quarter of fiscal 2004.

Operating income (loss). The Company’s operating income (loss) decreased by approximately $6.3 million or 74% from the year ended July 31, 2004 to the year ended July 31, 2005. This decrease is primarily due to recognition of approximately $7 million in non-cash compensation expense, this expense was recognized during the forth quarter of fiscal 2004 and was associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP. Additionally, during the year ended July 31, 2004, in accordance with U.S. GAAP we determined that the estimated cash flows expected from the concession license was less than the recorded value. As a result we recorded an impairment loss of approximately $702,000 to reduce the recorded value of the concession license. During the year ended July 31, 2005 we did not recognized any impairment expense.

Debt forgiveness income. Our debt forgiveness income increased by approximately $203,000 from the year ended July 31, 2004 to the year ended July 31, 2005. During the year ended July 31, 2005, we negotiated and exchanged various liabilities for equity. These settlements were related to the settlement of the $859,500 liability with Alfonso Torres Roqueni, the former owner of the concession license acquired in July 2000, and the settlement of a $250,000 note payable with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director. The debt forgiveness income was based on the difference between the market price of ATSI equity at the time of issuance and the market price calculated at the time of the settlement of the debt.

Gain on disposal of investment. During the year ended July 31, 2005, ATSI recognized a gain on disposal of investment of approximately $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI’s subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries have ceased operations.

Other income (expense). Other income (expense) decreased by approximately $197,000 or 82% from the year ended July 31, 2004 to the year ended July 31, 2005. The decrease in other income (expense) is attributed to the decrease in loss in investment in ATSICOM of approximately $85,000 recognized during the year ended July 31, 2004 associated with our portion of the losses on our investment in ATSICOM. During the year ended July 31, 2005 the Company did not incurred any loss in ATSICOM.

Preferred Stock Dividends. Preferred Stock Dividends expense increased by approximately $403,000 between periods, from $306,000 for the year ended July 31, 2004 to $709,000 during the year ended July 31, 2005. The increase in preferred stock dividend expense can be attributed to the recognition of $557,000 of dividend expense associated with the Redeemable Preferred Series H Stock, as per the certificate of designation the Redeemable Preferred Series H stockholders earns a 20% premium after is been held under the shareholders name for 1 year from the reincorporation in May 2004.

Net income (loss) to Common Stockholders. The net (loss) for the year ended July 31, 2005 decreased to $9,587,000 net income or $1.34 per share from $8,775,000 net (loss) or $7.31 (loss) per share for the year ended July 31, 2004. The decrease in net (loss) to common stockholders is mainly attributed to the recognition of a gain on disposal of investment of $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI’s subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries have ceased operations. The gain on disposal of investment was offset slightly by the recognition of $1,047,000 in non-cash warrant expense and $474,000 in non-cash stock based compensation expense associated with the stock options and stock grants awarded to the company employees and board of directors. Also, there was an increase in depreciation and amortization of approximately $203,000 from the year ended July 31, 2004 to the year ended July 31, 2005.

Liquidity and Capital Resources

The Company’s financials statements for the year ended July 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended July 31, 2005, the Company reported a net income of $9,587,000 and has a stockholders deficit as of July 31, 2005 of approximately $5.8 million. In addition, the Company has a working capital deficiency of $5.4 million as of July 31, 2005.

Cash used in operating activities:

During the year ended July 31, 2005, operations consumed approximately $561,000 in cash, although, the Company recognized a net income of $10.3 million for 2005. The net income for fiscal 2005 is attributed to the recognition of $12,104,000 associated with a gain on disposal of investment and the recognition of $460,000 of debt forgiveness income associated with the settlement of various debts. Additionally, the company recognized $474,000 in non-cash compensation expense associated with the stock grants and stock options awarded to the employees and board of directors. And we recognized $1,047,000 in non-cash warrant expense associated with the consulting services agreement entered into during fiscal 2005. We also recognized an increase in accounts payable and accrued liabilities of approximately $73,000 and $160,000, respectively; these increases are related to the recognition of various invoices associated with the carrier services cost of goods. Also, we recognized an increase in accounts receivables of $145,000 associated with the billing to our customers during the last week of fiscal 2005. We also recognized an increase in prepaid expenses for $18,000 related to the prepayments/retainers to our attorneys for legal services.

Cash provided used in investing activities:

During the year ended July 31, 2005, the Company made various payments for $8,000 related to the acquisition of some telecommunications equipment acquired during fiscal 2005. Additionally, during the quarter ended October 31, 2004, ATSI entered into an Asset Purchase Agreement with Hinotel, Inc., a Hispanic owned Competitive Local Exchange Carrier (“CLEC”) based in South Texas. The assets purchase under the agreement included Hinotel’s customer base, a customer management and billing system, and supplier contracts. The transaction also included the assignment and transfer of the CLEC license in the State of Texas. The purchase price of the assets was $31,500, paid in 40,000 shares of ATSI common stock and $7,500 in cash.

Cash provided by financing activities:

During the year ended July 31, 2005 we made principal payments on our capital lease obligation for approximately $2,000 and we received $918,000 from the exercise of warrants and $514,000 from proceeds from various notes payables. In addition, as result of the exercise of warrants we also recognized payments of $918,000 on our notes payable.

Overall, our net operating, investing and financing activities during the year ended July 31, 2005 provided a decrease of approximately $65,000 in cash balances. We intend to cover our monthly operating expenses with our remaining available cash. Additionally, we will continue to pursue additional equity offerings to cover our deficiencies in cash reserves. However, there is no assurance that we will be able to secure the equity offerings required to supplement our deficiencies in cash reserves.

Our working capital deficit at July 31, 2005 was approximately $5.4 million. This represents a decrease of approximately $13,519,000 from our working capital deficit at July 31, 2004. The decrease can primarily be attributed to the recognition of a gain on disposal of investment of $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI’s subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively, these bankrupt subsidiaries ceased all operations. Additionally, the decrease in working capital deficit is also attributed to the settlement of various liabilities through the issuance of common stock. These settlements were associated with the settlement of $859,500 liability with Alfonso Torres Roqueni, the former owner of the concession license acquired in July 2000 and the settlement of a $250,000 note payable with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director.

Our current liabilities include:

•	$103,454 owed to Attorneys for legal services rendered during fiscal 2004.

•
$1,186,000 associated with the Series D Cumulative preferred stock. Of this balance, $942,000 is associated with the full redemption of this security and $244,000 is related to the accrued dividends as of July 31, 2005.

•
$1,351,000 associated with the Series E Cumulative preferred stock. Of this balance, $1,058,000 is associated with the full redemption of this security and $293,000 is related to the accrued dividends as of July 31, 2005. During the fiscal year ended July 31, 2003, the Company was de-listed from AMEX and according to the terms of the Series E Cumulative preferred stock Certificate of Designation, if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX the Series E preferred stockholder could request a mandatory redemption of the total outstanding preferred stock. As of the date of this filing we have not received such redemption notice. On October 31, 2002, we filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including Rose Glen Capital and Shaar Fund, the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint as to defendants that included the holders of our Series D and E Redeemable Preferred Stock. We plan to appeal that decision once a final judgment has been entered. These liabilities combined for a total of approximately $2,537,000. Accounting rules dictate that these liabilities must remain on our books under Current Liabilities until the lawsuit is resolved in the judicial system or otherwise. At this time we cannot predict the outcome or the time frame for this to occur.

We also have approximately $1,152,000 of current liabilities (net of assets) associated to the discontinued operations of the retail services unit. This balance is composed primarily of approximately $453,000 owed to the Mexican taxing authorities related to a note assumed through the acquisition of Computel and approximately $699,000 related to income taxes owed as of July 31, 2005.

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

As outlined in Note 4 to the financial statements, we have incurred amounts of debt to finance our working capital requirements. During the year ended July 31, 2005, we borrowed a total of $984,000 from Recap Marketing & Consulting, LLP to fund our operating expenses and other corporate expenses. This debt was applied to the payment of warrants issued to certain individual affiliates of Recap Marketing & Consulting, LLP.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ATSI Communications, Inc.
San Antonio, Texas

We have audited the consolidated balance sheet of ATSI Communications, Inc. and subsidiaries (“ATSI”) as of July 31, 2005 and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the years ended July 31, 2005 and 2004. These consolidated financial statements are the responsibility of ATSI’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATSI as of July 31, 2005 and the consolidated results of their operations and their cash flows for the years ended July 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that ATSI will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, ATSI has a working capital deficit, has suffered recurring losses and has a stockholders’ deficit. These conditions raise substantial doubt about ATSI’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

September 9, 2005

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands, except share information)

July 31,
2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29
Accounts receivable	170
Prepaid & other current assets	44
Total current assets	243

PROPERTY AND EQUIPMENT	228
Less - Accumulated depreciation	(90)
Net property and equipment	138
Total assets	$381

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	604
Accrued liabilities	986
Current portion of obligation under capital leases	3
Notes payable	104
Note payable - related party	16
Convertible debentures	275
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and outstanding	1,182
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,170 shares issued and outstanding	1,345
Liabilities from discontinued operations, net of assets	1,152
Total current liabilities	5,667

LONG-TERM LIABILITIES:
Notes payable	500
Obligation under capital leases, less current portion	9
Other	8
Total long-term liabilities	517
Total liabilities	6,184

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 3,750 issued and outstanding	–
Series H Convertible Preferred Stock, 16,000,000 shares authorized, 13,912,372 issued and outstanding	14
Common stock, $0.001, 150,000,000 shares authorized, 10,397,222 issued and outstanding	10
Additional paid in capital	71,916
Accumulated deficit	(78,249)
Other comprehensive income	502
Total stockholders' deficit	(5,803)
Total liabilities and stockholders' deficit	$381

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended July 31,
	2005	2004
OPERATING REVENUES:
Services
Carrier services	$5,782	$1,020
Network services	229	234
Total operating revenues	6,011	1,254

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	5,664	1,071
Selling, general and administrative	517	584
Legal and professional fees	417	303
Non-cash issuance of common stock and warrants for services	1,047	7,055
Non-cash stock-based compensation, employees	474	–
Impairment expense	–	702
Bad debt expense	4	4
Depreciation and amortization	112	20
Total operating expenses	8,235	9,739

OPERATING LOSS	(2,224)	(8,485)

OTHER INCOME (EXPENSE):
Other income (expense)	27	7
Debt forgiveness income	460	257
Gain on disposal of investment	12,104	0
Gain/(loss) from sale of assets	–	25
Loss on an unconsolidated affiliate	–	(107)
Interest expense	(71)	(166)
Total other income	12,520	16

NET INCOME (LOSS)	10,296	(8,469)

LESS: PREFERRED DIVIDENDS	(709)	(306)

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$9,587	($8,775)

BASIC INCOME (LOSS) PER SHARE	$1.34	($7.31)

DILUTED INCOME (LOSS) PER SHARE	$0.41	($7.31)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,128,847	1,199,892

See accompanying summary of accounting policies and notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years ended July 31,
	2005	2004
Net income (loss) to common stockholders	$9,587	($8,775)

Foreign currency translation adjustment	–	–

Comprehensive income (loss) to common stockholders	$9,587	($8,775)

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
( in thousands)

									Notes	Cumulative	Total
	Preferred Stock (A)		Preferred Stock (H)		Common Stock		Additional	Accumulated	receivable from	Translation	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	officers	Adjustment	(DEFICIT)
BALANCE, JULY 31, 2003	4	0	–	–	1,036,393	$1	$61,125	($80,076)	$0	$502	(18,445)
Shares issued for services					929	1	861				862
Shares issued for cash					567	1	5				6
Conversion of redeemable preferred stock					401	0	313				313
Reincorporation to Nevada			14,386	14	(14)	(0)	128				142
Dividends declared							(306)				(306)
Warrant expense							7,053				7,053
Net loss								(8,469)			(8,469)
BALANCE, JULY 31, 2004	4	0	14,386	14	1,038,275	$3	$69,179	($88,545)	$0	$502	(18,843)
Shares issued for services					1,417	1	606				607
Shares issued to Purchase Assets					121	0	69				69
Shares issued for P/S Conversion			(473)	(0)	473	0	0				0
Shares issued for Debt Conversion					1,188	1	943				944
Exercise of Warrants					4,280	4	914				918
Warrant expense							872				872
Dividends declared							(709)				(709)
Option Expense							42				42
Net income								10,296			10,296
BALANCE, JULY 31, 2005	4	0	13,912	14	1,045,754	$10	$71,916	($78,249)	$0	$502	(5,803)

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended July 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$10,296	$(8,469)
Adjustments to net income (loss):
Gain on disposal of investment	(12,104)
Debt forgiveness income	(460)	(257)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment Loss	–	702
Depreciation and amortization	112	19
Loss on an unconsolidated affiliate	–	107
Non-cash issuance of stock grants and options, employees	474	–
Non-cash issuance of common stock and warrants for services	1,047	7,055
Non-cash issuance of common stock for interest	61	–
Provision for losses on accounts receivable	4	4
Changes in operating assets and liabilities:
Increase in
Accounts receivable	(145)	(21)
Prepaid expenses and other	(18)	(31)
Increase / (Decrease) in
Accounts payable	73	272
Accrued liabilities	160	162
Net cash used in operating activities	(561)	(457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(8)	(130)
Cash proceeds from sale of ATSICOM	–	187
Investment in joint venture in ATSICOM	–	(47)
Acquisition of business	(8)	–
Net cash (used in) provided by investing activities	(16)	10

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	918	410
Payments on notes payable	(918)	(9)
Proceeds from the exercise of warrants	514	–
Principal payments on capital lease obligation	(2)	–
Net cash provided by financing activities	512	401
DECREASE IN CASH	(65)	(46)
CASH AND CASH EQUIVALENTS, beginning of period	94	140
CASH AND CASH EQUIVALENTS, end of period	$29	$94

NON-CASH TRANSACTIONS
Issuance of common stock for conversion of debt	$829	–
Issuance of common stock for purchase of intangible assets	24	–

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: ATSI Communications, Inc. (“ATSI”) was incorporated in Nevada on May 24, 2004. ATSI is an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services to carriers and telephony resellers around the world. ATSI’s continuing operations consist of VoIP wholesale business and network services. ATSI provides transmission and termination services to U.S. and Foreign telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America.

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

Carrier Service: ATSI provides transmission and termination services to U.S. and Foreign telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically these telecommunications companies offer their services to the public for local and international long distance services. Carrier service revenue is derived through transporting and terminating minutes of telecommunications traffic over ATSI’s owned or leased VoIP network (Voice over Internet Protocol). ATSI recognizes revenue in the period the service is provided, net of revenue reserves for potential billing credits. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call.

Network Services: ATSI provides private communication links and VoIP gateway services to multi-national and Latin American carriers and enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is currently available through the foreign telecommunication networks. These services include data, voice and fax transmission between multiple international offices and branches as well as Internet and collocation services in the United States. ATSI recognizes network services revenue during the period the service is provided.

Communication Services: ATSI provides retail local phone service and international VoIP long distance service to the U.S. Hispanic market throughout Texas, mainly in the Rio Grande Valley. Our local phone service includes access to a landline and value-added services such a caller ID and call waiting. These services are offered to our customers in both prepaid and postpaid basis. Additionally, ATSI provides prepaid domestic and long-distance services; under these services ATSI allows our customers to access our prepaid VoIP network platform. The customer will access this platform and be able to complete the call by using their local phone number as their “PIN” or personal identification number. The revenues derived from prepaid local telephone and long-distance are billed monthly in advance and are recognized the following month when services are provided. Additionally, revenues derived from postpaid local telephone and long-distance services are recognized monthly as services are provided.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was no allowance for doubtful accounts as of July 31, 2005.

Note receivable. ATSI has an unrecorded note receivable from Telemarketing de Mexico S.A de C.V. for the sale of 51% of ATSI Comunicaciones S.A de C.V. Under the terms of the “Share Purchase Agreement” dated May 24, 2003, ATSI was scheduled to receive from Telemarketing $20,750 per month for 24 months beginning in May 2004, contingent on ATSI generating 20,750,000 minutes of monthly traffic through ATSICOM’s network. In the event the ATSI was not able to reach the above-mentioned volume of monthly minutes, the monthly payments were to be adjusted based on the percentage of the shortfall in minutes, until Telemarketing paid the total remaining purchase price of $498,000. Currently, ATSI has as a collateral on this note 10% of ATSICOM’s stock, which was part of the “Share Purchase Agreement” with Telemarketing.

During fiscal 2004 ATSI experienced difficulties with DialMex’s network, due primarily to deficiencies in DialMex’s network capacity, call interruptions and limited traffic routing selections. Additionally ATSI Comunicaciones S.A de C.V. has not been able to complete the required interconnections with other Mexican carriers, to process domestic and international VoIP traffic. As result, ATSI has not been able to generate the monthly minutes required under the Telemarketing agreement. Consequently, ATSI has not received any payments from Telemarketing since May 2004. Currently ATSI is in negotiations with Telemarketing and its principal owners regarding payment of the remaining balance owed to us of approximately $498,000.

Direct Cost of Revenue:

Carrier Services: Under carrier services ATSI incurs termination charges. These charges are related to the fees that ATSI is charged by carriers / vendors for the termination of phone calls into their infrastructure and network to terminate traffic in Mexico, Asia, the Middle East and Latin America. The cost is based on a per minute rate and volume. ATSI also incurs installation charges from various carriers; this cost is passed on to customers for the connection to the VoIP network from ATSI’s carriers.

Network Services: Under network services, ATSI incurs satellite and fiber optic charges. The satellite and fiber optic charges are incurred as part of the connection links between the customer’s different remote locations and sites to transmit data, voice and Internet services.

Communication Services: ATSI incurs charges for local telephone service and related features from the dominant local exchange carrier. Additionally, ATSI incurs a cost per minute and platform fees from two suppliers for long distance services and platform access.

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are one to five years.

Impairment of Long-Lived Assets. ATSI reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. ATSI assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

During the year ended July 31, 2004, in accordance with U.S. GAAP, ATSI determined that the estimated cash flows expected from the concession license would be less than the recorded value. As a result, ATSI recorded an impairment loss of approximately $702,000 to reduce the recorded value of the concession license.

Investment in unconsolidated subsidiary. On May 22, 2003 ATSI sold 51% of its interest in ATSI Comunicaciones S.A de C.V., (ATSI COM) As of July 31, 2003, ATSI has a 49% interest in the profits and equity of ATSICOM, a Mexican Corporation, engaged in providing telecommunications services. During fiscal 2003 ATSI recorded the investment in the unconsolidated subsidiary in conformity with the equity method of accounting. During the year ended July 31, 2004, ATSI has taken a conservative approach and determined that the estimated future cash flows expected from the concession license will be less than its carrying value. As a result ATSI recorded an impairment loss of approximately $702,000 to reduce the recorded value of the concession license. Although there is no assurance of future value appreciation, ATSI will conduct a valuation of its investment in the concession license annually and record the determined value, if any, in its financial statements.

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

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended July 31, 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

	Twelve months ended July 31,
	2005	2004

Net income (loss) to common shareholders, as reported	$9,587,000	($8,775,000)
Add: stock based compensation determined under intrinsic value based method	42,080	–
Less: stock based compensation determined under fair value based method	(1,000,493)	–
Pro forma net income (loss)	$8,628,587	($8,775,000)

Basic net income (loss) per common share:
As reported	$1.34	($7.31)
Pro forma	$1.22	($7.31)

Diluted net income (loss) per common share:
As reported	$0.41	($7.31)
Pro forma	$0.38	($7.31)

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended July 31,
	2005	2004
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	297%	248%
Risk-free interest rate	3.5%	2%
Expected life of options	3 years	1-3 years

ATSI granted 2,104,001 options to purchase common stock to employees during fiscal 2005. Sixty percent of these options vested immediately and the remaining balance vest over three years. ATSI recorded compensation expense of $42,000 under the intrinsic value method during the year ended July 31, 2005. The weighted average fair value of options granted during 2005 is $0.46. There were no options granted to employees during fiscal 2004.

Concentration of Credit Risk Financial instruments that potentially subject ATSI to concentration of credit risk consist primarily of trade receivables. In the normal course of business, ATSI provides credit terms to its customers. Accordingly, ATSI performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. ATSI maintains cash in bank deposits accounts, which, at times, may exceed federally insured limits. ATSI has not experienced any losses in such accounts and ATSI does not believe ATSI is exposed to any significant credit risk on cash and cash equivalents.

Recently issued accounting pronouncements. In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation”. SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of ATSI during fiscal year 2006.

ATSI does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on ATSI’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ATSI incurred recurring net losses from operations of $2,224,000 and $8,485,000 in fiscal 2005 and 2004, respectively, has an accumulated deficit of $78 million and a working capital deficit of $5.4 million as of July 31, 2005. These conditions create substantial doubt as to ATSI’s ability to continue as a going concern. Management will continue to pursue financings that may include raising additional capital through sale of common stock, preferred stock, or warrants. The financial statements do not include any adjustments that might be necessary if ATSI is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Following is a summary of ATSI’s property and equipment at July 31, 2005 (in thousands):

	Depreciable lives	July 31, 2005
Telecom equipment & Software	1-5 years	$228
Less: accumulated depreciation		(90)
Net-property and equipment		$138

For the years ended July 31, 2005 and 2004, depreciation and amortization totaled approximately $112,000 and $20,000, respectively.

NOTE 4 - NOTES PAYABLE

During the year ended July 31, 2005, ATSI borrowed a total of $514,000 from Recap Marketing & Consulting, LLP (“Recap”) and entered into a series of unsecured convertible promissory notes bearing interest at the rate of 12% per annum, with the following maturity dates:

Origination Date	Amount	Maturity Date

August 23, 2004	$25,000	August 23, 2005
August 30, 2004	25,000	August 30, 2005
September 15, 2004	25,000	September 15, 2005
September 20, 2004	150,000	September 20, 2005
October 8, 2004	25,000	October 8, 2005
October 12, 2004	25,000	October 12, 2005
October 15, 2004	10,000	October 15, 2005
October 25, 2004	15,000	October 25, 2005
November 5, 2004	25,000	November 5, 2005
November 15, 2004	15,000	November 15, 2005
December 1, 2004	10,000	December 1, 2005
December 21, 2004	10,000	December 21, 2005
January 4, 2005	10,000	January 4, 2006
February 2, 2005	10,000	February 2, 2006
February 3, 2005	4,000	February 3, 2006
February 17, 2005	10,000	February 17, 2006
March 22, 2005	10,000	March 22, 2006
April 6, 2005	10,000	April 6, 2006
May 10, 2005	75,000	May 10, 2006
July 14, 2005	25,000	July 14, 2006
TOTAL DURING FY2005:	$514,000

Additionally, on November 1, 2004, ATSI entered into a note payable with Franklin Cardwell and Jones, PC, for $103,454 associated with legal and professional services previously rendered. The promissory note payable has a maturity date of December 1, 2005 and has an annual interest rate of 6%. Beginning November 1, 2005, the holder of the note may convert all or any part of the outstanding balance and accrued and unpaid interest to shares of ATSI’s common stock equal to the amount converted divided by the product of (a) 0. 90 times (b) the five-day average of the last sales of the common stock prior to the conversion day.

NOTE 5 - CONVERTIBLE SUBORDINATED DEBENTURES

During fiscal 2002 ATSI received $275,000 of advances without specific terms of repayment or interest. In January 2003 ATSI issued 275 9% Convertible Subordinated Debentures with a face value of $1,000 each, due December 2005 and warrants to purchase 137,500 shares of common stock in exchange for the $275,000 previously advanced. Each debenture accrues interest at the rate of 9% per annum payable quarterly. The debentures convert into common stock at a conversion price of $13.50 and the warrants are priced at $11.20. At July 31, 2005, ATSI was in default of the terms of the debentures for non-payment of quarterly interest. As of July 31, 2005, ATSI had approximately $80,070 in accrued interest related to these debentures.

NOTE 6 - GAIN ON DISPOSAL OF INVESTMENT

During the year ended July 31, 2005, ATSI recognized a gain on disposal of investment of approximately $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI’s subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003, respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries were ATSI’s primary operating companies and they have ceased operations. These bankruptcies did not include ATSI Communications, Inc., the reporting entity. On July 2, 2003, the U.S. Bankruptcy Court handling the Chapter 7 cases for ATSI Texas and TeleSpan approved the sale of two of their subsidiaries, ATSI de Mexico S.A de C.V. (ATSI Mexico) and Servicios de Infraestructura S.A de C.V. (SINFRA), to Latingroup Ventures, L.L.C. (LGV), a non-related party. Under the purchase agreement LGV acquired all the communication center assets and assumed all related liabilities. Additionally, under the agreement, LGV acquired the “Comercializadora”License owned by ATSI Mexico and the Teleport and Satellite Network License and the 20-year Packet Switching Network license owned by SINFRA. The Chapter 7 Bankruptcy Trustee received $17,500, which represented all the proceeds from the sale of these entities. The Chapter 7 Bankruptcy Trustee has managed the designation of these funds for the benefit of the creditors of ATSI Texas and TeleSpan. Upon liquidation of all the assets owned by ATSI Texas and TeleSpan, the Chapter 7 Trustee will manage all claims with the related creditors. ATSI did not receive any creditor objections to these court proceedings.

The following represents the pre-petition liabilities of the bankrupt subsidiaries, net of assets (in thousands):

Accounts payable	$7,496
Accrued liabilities	2,015
Notes payable	386
Capital leases	2,207
TOTAL CURRENT LIABILITIES:	$12,104

NOTE 7 - SETTLEMENT AND RESTRUCTURING OF DEBT

On October 1, 2004, ATSI entered into a Settlement Agreement and Mutual release with Alfonso Torres Roqueni, the former owner of the concession license purchased by ATSICOM in July 2000. Under the settlement agreement amounts owed of $1,360,000 were restructured and settled in exchange for the issuance by ATSI of 687,600 common shares for the payment of $860,000 of the related obligation. The common shares were considered issued at $1.25 per share. Additionally, on the measurement date of April 1, 2005, the average closing price of ATSI common stock for the ten (10) trading days immediately preceding the measurement date was below $1.15, as a result ATSI issued an additional 59,791 common shares. As well as part of the settlement, ATSI issued a promissory note for the remaining balance of $500,000. The note accrues interest at the rate of 6% per annum and has a maturity date of October 1, 2007, with no monthly payments. ATSI recognized a gain of $235,000 on the settlement of this debt. As of July 31, 2005, ATSI had approximately $25,000 in accrued interest related to this note.

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

NOTE 8 - ACQUISITION OF A LOCAL EXCHANGE CARRIER COMPANY

On August 1, 2004, ATSI entered into an Asset Purchase Agreement with Hinotel, Inc., a Hispanic owned Competitive Local Exchange Carrier (“CLEC”) based in South Texas. The assets purchased under the agreement included Hinotel’s customer base, a customer management and billing system, and supplier contracts. Additionally, the transaction included the assignment and transfer of the CLEC license in the State of Texas. The purchase price of the assets was $32,000 paid in 40,000 shares of ATSI common stock and $8,000 in cash.

NOTE 9 COMMITMENTS AND CONTINGENCIES

Leases:

ATSI leases its office space with monthly payments of $3,547; the lease expires in March 2006. The rent expense under the operating lease was $38,760 and $41,420 for 2004 and 2005, respectively. The future minimum lease payment under the operating lease is $42,564 for FY2006.

Litigation:

On October 31, 2002, ATSI filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint as to all defendants with prejudice. ATSI plans to appeal that decision once a final judgment has been entered. On July 9, 2004, ATSI filed a separate but related lawsuit in the same court against Sam Levinson and Uri Wolfson. On April 27, 2005, the court entered a final judgment dismissing that action with prejudice based on the February 25, 2005 decision in the first action. On May 25, 2005, ATSI appealed the dismissal of the second action to the United States Court of Appeals for the Second Circuit. On September 9, 2005, ATSI appealed the dismissal of the first action to the United States Court of Appeals for the Second Circuit. Our attorneys are also in the process of investigating whether any other institutions participated in the manipulation of the company's stock and to advise us whether to pursue other legal proceedings. Currently ATSI cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

On February 3, 2005 Helen G. Schwartz, Trustee for ATSI Communications, Inc. (a Texas corporation) and TeleSpan, Inc. filed in the U.S. Bankruptcy Court for the Western District of Texas an Adversary Proceeding against ATSI Communications, Inc., a Nevada corporation alleging that ATSI-Nevada had received preferential payments as defined by the U.S. Bankruptcy Code in the amount of $510,836. On March 31, 2005, ATSI filed its response denying any such payments were received by ATSI Nevada, formerly ATSI Delaware. On August 29, 2005 the U.S. Bankruptcy Court for the Western District of Texas dismissed this proceeding against ATSI Communications, Inc., a Nevada Corporation for lack of merit.

On March 28, 2005, ATSI entered into a Settlement Agreement, which resolved all claims in the case filed in the 407th Judicial District Court of Bexar County Texas by with James C. Cuevas, Raymond G. Romero, Texas Workforce Commission and ATSI-Texas for unpaid wages. The Board of Directors met on April 28, 2005 and approved the Settlement Agreement. As part of the settlement, ATSI subsequently issued 169,280 shares of our common stock.

In January 2004, ATSI filed a petition in the 150th Judicial District of Bexar County, Texas against Inter-tel.net, Inc. and Vianet Communications, Inc. d/b/a Inter-tel.net seeking declaratory relief that ATSI Communications, Inc. is not bound by the Carrier Services Agreement between Vianet Communications, Inc. and ATSI-Texas. On February 27, 2004 the Bankruptcy Court in the ATSI-Texas Bankruptcy case allowed Vianet Communications, Inc. to amend its claim against ATSI-Texas that was pending in the Bankruptcy of ATSI-Texas and assert its claim for breach of contract against ATSI. The Bankruptcy Court then ordered the lawsuit to be remanded back to state court for hearing. On August 10, 2005 a settlement was reached with Vianet Communications. As part of the settlement, ATSI issued 200,000 warrants to purchase ATSI stock, the exercise price on the warrants range from $0.12 to $0.23. Additionally, ATSI issued 200,000 shares of Series H preferred Stock that can be converted into 1.2 shares of common stock after it’s been held for (1) one year and into 1.5 shares of common stock if held for (2) two years.

On June 17, 2005, ATSI filed an arbitration claim against Ntera Holdings, Inc. for $100,000 and attorneys fees. The claim is associated with a dispute over supposed debt incurred under a Reciprocal Network Carrier Service Agreement between the parties. On July 7, 2005 Ntera Holdings, Inc. filed a counterclaim. Under the arbitration claim, ATSI is not disputing all of the alleged indebtedness but ATSI is alleging the offset of services and that the payment should be in the form of exchange of services, as implied in the Reciprocal Network Carrier Service Agreement with Ntera Holdings, Inc. Currently ATSI can not predict the result of the arbitration or the financial impact on our ongoing operations.

We may become a party to future claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on our results of operations in the period in which it occurred.

NOTE 10 - EQUITY

Common stock

During the year ended July 31, 2005, ATSI issued 4,280,290 shares of common stock related to the exercise of warrants. (See note 11). Additionally, during the year ended July 31, 2005, ATSI issued 472,630 common shares associated with the redemption of 472,630 shares of Series H Convertible Preferred Stock.

During fiscal 2005, ATSI issued 516,780 shares of common stock valued at $175,202 for legal and consulting services rendered during the year by various individuals.

On August 1, 2004, ATSI issued 40,000 shares of common stock valued at $24,000 for the acquisition of Hinotel, Inc., a Hispanic owned Competitive Local Exchange Carrier (“CLEC”) based in South Texas. (See note 8)

On October 1, 2004, ATSI issued 747,391 shares of common stock associated with the Settlement Agreement and Mutual release entered with Alfonso Torres Roqueni, the former owner of the concession license purchased by ATSICOM in July 2000. The Settlement was for the amounts owed of approximately $860,000.

 On October 26, 2004, ATSI issued 30,000 shares of common stock associated with the Settlement Agreement and Mutual release with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director. The settlement included all principal and interest owed under a note payable in the amount of $250,000.

On October 31, 2004, ATSI issued 131,000 shares of common stock valued at $95,050 for the settlement of debt associated with legal services previously rendered.

On March 11, 2005, ATSI issued 80,625 shares of common stock valued at $45,150 for the maintenance of equipment and consulting services rendered during the year.

On March 28, 2005, ATSI issued 169,280 shares of common stock associated with the Settlement Agreement (at mediation) with James C. Cuevas, Raymond G. Romero and Texas Workforce Commission. The Settlement was for all unpaid wages in the amount of $90,000.

No dividends were paid on ATSI’s common stock during fiscal 2005 and 2004.

Preferred Stock

The terms of ATSI’s Series A, Series D, Series E and Series H preferred stock restrict ATSI from declaring and paying dividends on ATSI’s common stock until such time as all outstanding dividends have been fulfilled related to the preferred stock. The outstanding Series A, Series D, Series E and Series H preferred stock have liquidation preference prior to common stock and ratably with each other.

Series A Preferred Stock

During Fiscal 2005 there were no conversions of the Series A Preferred stock and 3,750 shares of Series A Preferred Stock remain outstanding. As of July 31, 2005, ATSI has accrued approximately $212,500 for dividends associated with the Series A Preferred Stock.

The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) trading days preceding the Date of Closing (the “Initial Conversion Price”). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. As these conversion features are considered a “beneficial conversion feature” to the holder, ATSI allocated approximately $3.6 million of the approximate $5.0 million in proceeds to additional paid-in capital as a discount to be amortized over various periods ranging from ninety days to a twelve-month period. During fiscal year 2001 the remaining beneficial conversion feature was fully amortized. The Series A Preferred Stock is callable and redeemable by ATSI at 100% of its face value, plus any accumulated, unpaid dividends at ATSI’s option any time after the Common Stock of ATSI has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days, so long as ATSI does not call the Preferred Stock prior to the first anniversary date of the Date of Closing.

Series D Preferred Stock

The Series D Preferred Stock accrues cumulative dividends at the rate of 6% per annum payable quarterly. As of July 31, 2005, 742 shares of Series D Preferred Stock remain outstanding, for which ATSI accrued approximately $240,000 for dividends. Additionally, on January 24, 2003 ATSI received a demand redemption letter from the Series D Preferred holders. ATSI has not issued these shares; it is the position of ATSI that the investor’s shares are not owed. Further ATSI has filed a lawsuit against one or more parties to whom the investors share are allegedly owed. ATSI is seeking damages from the parties involved for stock manipulation and fraud.

The Series D Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 83% of the five lowest closing bid prices on the ten days preceding conversion.

The terms of ATSI’s Series D Preferred Stock allow for mandatory redemption by the holder upon certain conditions. The Series D Preferred Stock allows the holder to elect redemption upon the change of control of ATSI at 120% of the sum of $1,300 per share and accrued and unpaid dividends. Additionally, the holder may elect redemption at $1,270 per share plus accrued and unpaid dividends if ATSI refuses to honor conversion notice or if a third party challenges conversion. As mentioned earlier on January 24, 2003, ATSI received a redemption letter. As a result ATSI adjusted Series D Preferred Stock to the full redemption amount of approximately $942,000 by recording an additional amount of dividend expense of approximately $284,000.

Series E Preferred Stock

As of July 31, 2005, 1,170 shares of Series E Preferred Stock remain outstanding and accrued dividends of approximately $287,000.

The Series E Preferred Stock may be converted into Common Stock for up to three years at the lesser of a) the market price - defined as the average of the closing bid price for the five lowest of the ten trading days prior to conversion or b) the fixed conversion price - defined as 120% of the lesser of the average closing bid price for the ten days prior to closing or the October 12, 2000 closing bid price. Of the approximate $1.5 million of proceeds assigned to the first issuance of Series E Preferred Stock approximately $802,000 was allocated to additional paid-in capital as a discount to be amortized over the lesser of the period most beneficial to the holder or upon exercise of the conversion feature. In accordance with the agreement, the conversion price was reset on February 11, 2001 to the then defined “market price”. The reset of the conversion price resulted in additional “beneficial conversion feature” of approximately $188,000, which was allocated to additional paid-in capital as a discount and recognized during fiscal 2001. No beneficial conversion expense was required to be recognized related to the second and third issuance of Series E Preferred Stock.

The terms of ATSI’s Series E Preferred Stock allow for mandatory redemption by the holder upon certain conditions. The Series E Preferred Stock allows the holder to elect redemption at $1,250 per share plus 6% per annum if: 1) ATSI refuses conversion notice, 2) an effective registration statement was not obtained by prior to March 11, 2001, 3) bankruptcy proceedings are initiated against ATSI, 4) The Secretaría de Comunicaciones y Transportes of the SCT limits or terminates the scope of the concession or, 5) if ATSI fails to maintain a listing on NASDAQ, NYSE or AMEX.

Series H Preferred Stock

During fiscal 2005 472,628 shares of Series H Convertible Preferred Stock were redeemed for 472,628 shares of common stock. As of July 31, 2005 13,912,372 shares of Series H Convertible Preferred Stock remained outstanding and accrued dividends of $556,000.

On May 6, 2004 ATSI’s stockholders approved the reincorporation of ATSI into a wholly owned subsidiary, ATSI Merger Corporation in Nevada. As a result of the merger, ATSI’s Stockholders of record as of May 24, 2004 received one (1) share of New ATSI Common Stock and ten (10) shares of New ATSI Series H Convertible Preferred Stock for each 100 shares of Old ATSI Common Stock surrendered. During fiscal 2004, 14,385,000 shares of the New ATSI Series H Convertible Preferred Stock were issued.

Pursuant to ATSI’s Certificate of Incorporation, ATSI’s board of directors may issue, in series, 16,000,000 of the New ATSI Series H Convertible Preferred shares, with a par value of $0.001.

NOTE 11 - WARRANTS AND STOCK OPTIONS

On October 13, 2003, ATSI entered into consulting agreements for twelve months with certain individual affiliates of Recap Marketing and Consulting LLC. (Recap) that provided for the issuance of compensation warrants to purchase a total of 3,900,000 shares of ATSI’s common stock at prices as indicated in the following table. These warrants expire on November 30, 2005. At issuance ATSI recognized $7,053,000 of non-cash compensation expense associated with the issuance of these warrants.

COMMON SHARES	EXERCISE PRICE

2,000,000	$0.01/share
800,000	$0.25/share
850,000	$0.50/share
250,000	$0.75/share

During the year ended July 31, 2005, individual affiliates of Recap elected to exercise 4,280,290 warrants and Recap forgave notes in the amount of $918,000 as the conversion price. The exercise price of the warrants ranged from $0.01 per share to $0.50 per share.

On November 1, 2004, ATSI extended the consulting agreements for an additional six months with certain individual affiliates of Recap that provided for the issuance of compensation warrants to purchase a total of 1,000,000 shares of ATSI’s common stock at price of $0.50 per share. These warrants expire on October 31, 2005. At signing of the extension to the consulting agreements ATSI recognized $591,000 of non-cash compensation expense associated with the issuance of these warrants.

On March 1, 2005, ATSI amended the extension to the consulting agreement with certain individuals’ affiliates of Recap and extended the agreement for an additional 12 months. The amendment to the agreements allows for the repricing of 1,250,000 compensation warrants at a new exercise price’s ranging from $0.30 per share to $0.40 per share. At signing of the amendment to the extension of the consulting agreement, ATSI recognized $220,000 of non-cash compensation expense associated with the issuance of these warrants.

On June 1, 2005, ATSI entered into mutual release and termination agreement with certain individuals’ affiliates of Recap. The mutual release and termination agreement allows for the repricing of 783,500 compensation warrants at a new exercise price’s ranging from $0.17 per share to $0.25 per share. At signing of the mutual release and termination agreement, ATSI recognized $61,375 of non-cash compensation expense associated with the issuance of these warrants.

Modification of Non-Employee Awards Accounted for Under FAS 123

ATSI granted 1,250,000 warrants to outsiders in March 2005 and the amendment to the agreement allowed for the repricing of the warrants, as a result of the modification of these warrants ATSI recognized $220,000 of non-cash compensation expense. Additionally, on June 1, 2005, ATSI entered into a mutual release and termination agreement with certain individuals’ affiliates of Recap. The mutual release and termination agreement allows for the repricing of 783,500 compensation warrants. At signing of the mutual release and termination agreement, ATSI recognized $61,375 of non-cash compensation expense associated with the issuance of these warrants. The repricing of these warrants in March 2005 and June 2005 triggered a modification of the original awarded warrants. A modification of the terms of an award that makes it more valuable shall be treated as an exchange of the original award for a new award. In substance, the entity repurchases the original instrument by issuing a new instrument of greater value, incurring additional compensation cost for that incremental value. The incremental value shall be measured by the difference between (a) the fair value of the modified option determined in accordance with the provisions of this section and (b) the value of the old option immediately before its terms are modified, determined based on the shorter of (1) its remaining expected life or (2) the expected life of the modified option.

Following is a summary of warrant activity for the years ended July 31, 2005 and 2004 (Excluding warrants issued under the 2004 Stock Compensation plan):

	Year Ending July 31,
	2005	2004
Warrants outstanding, beginning	19,874	45,088
Warrants issued	–	–
Warrants expired	(19,874)	(25,214)
Warrants exercised	–	–
Warrants outstanding, ending	–	19,874

During fiscal 2005 no options were granted or exercised under the 2003, 2002, 1998 and 1997 Stock Option Plans adopted during those years. Additionally, all options previously granted under these plans were forfeited during fiscal 2005.

In May 2004, ATSI’s board of directors adopted the 2004 Stock Compensation Plan. The 2004 Stock Compensation Plan authorizes the grant of up to 7.5 million of warrants, stock options, restricted common stock, non-restricted common stock and other awards, or a combination, to employees, directors, consultants and certain other persons. The 2004 Stock Compensation Plan is intended to permit ATSI to retain and attract qualified individuals who will contribute to ATSI’s overall success of ATSI. The exercise price of all of the warrants, stock options, restricted common stock, non-restricted common stock and other awards will vary based on the market price of the shares of common stock as of the date of grant. The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest pursuant based in the individual security granted.

In January 2005, the Board of directors granted the issuance of 2,104,000 stock options to ATSI’s employees and Board of Directors. The exercise price of the stock options granted was set at $0.46 per option. In addition, 60% of the options vested immediately and the remaining options will vest over the next three years. Additionally, the Board of Directors granted 900,000 stock grants to ATSI’s employees and Board of Directors. Furthermore, during the year ended July 31, 2005, the Board of Directors granted the issuance and repricing of 3,033,500 warrants to consultants for services rendered, the warrants exercise price range from $0.17 to $0.50. As of July 31, 2005 4,280,286 warrants have been exercised at an average exercised price of $0.21 and 303,140 warrants remained outstanding at an average exercise price of $0.25

Additionally, during fiscal 2005 the Board of Directors granted the issuance of 516,780 common shares for legal services and consulting services performed during the year. The average exercise price of the common stock issued was set at $0.34.

During fiscal 2004, the Board of directors granted the issuance of 3,900,000 warrants to consultants for services rendered, the warrants exercise price range from $0.01 to $0.75. During fiscal 2004 566,574 warrants were exercised at an average exercised price of $0.01.

A summary of the status of ATSI’s 1997, 1998, 2000 and 2004 Stock Option Plans for the fiscal 2005, and 2004 changes during the periods are presented below:

	Years Ended July 31,
1997 Stock Option Plan	2005			2004
	Options	Weighted Average Exercise Price		Options	Weighted Average Exercise Price
Outstanding,
Beginning of year	–		$–	20	$58
Granted	–		–	–	–
Exercised	–		–	–	–
Forfeited	–		–	(20)	58
Outstanding, end of year	–		$–	–	$58
Options exercisable at end of year				(20)	$58
Weighted average fair value of options granted during the year		$	N/A		N/A

1998 Stock Option Plan	2005			2004
	Options	Weighted Average Exercise Price		Options	Weighted Average Exercise Price
Outstanding,
Beginning of year	3,559		$56	3,559	$56
Granted	–		–	–	–
Exercised	–		–	–	–
Forfeited	(3,559)		56	–	–
Outstanding, end of year	–		$–	3,559	$56
Options exercisable at end of year				3,559	$56
Weighted average fair value of options granted during the year		$	N/A		N/A

2000 Stock Option Plan	2005			2004
	Options	Weighted Average Exercise Price		Options	Weighted Average Exercise Price
Outstanding,
Beginning of year	28,767		$48	38,100	$45
Granted	–		–	–	–
Exercised	–		–	–	–
Forfeited	(28,767)		48	(9,333)	48
Outstanding, end of year	–		$–	28,767	$48
Options exercisable at end of year				22,466	$47
Weighted average fair value of options granted during the year		$	N/A		N/A

2004 Stock Option Plan	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding,
Beginning of year	–	$–	–	$–
Granted	3,004,000	0.46	57,786	0.95
Exercised	(900,000)	0.46	(57,786)	0.95
Forfeited	–	–	–	–
Outstanding, end of year	2,104,000	$–	–	$–
Options exercisable at end of year	1,328,000	$0.46	–	$–
Weighted average fair value of options granted during the year		$0.46		$0.95

2004 Stock Compensation Plan (WARRANTS)	2005		2004
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding,
Beginning of year	3,333,426	$0.25	–	$–
Granted	2,183,500	0.32	3,900,000	0.21
Exercised	(4,280,286)	0.21	(566,574)	0.21
Forfeited	(933,500)	0.56	–	–
Outstanding, end of year	303,140	$0.25	3,333,426	$0.25
Warrants exercisable at end of year	303,140	$0.25	–	$–
Weighted average fair value of warrants granted during the year		$0.32		$0.21

During the year ending July 31, 2005 all options granted but not exercised under the 1997, 1998 and 2000 Stock Option Plan were forfeited. The weighted average remaining contractual life of the stock options outstanding at July 31, 2005 is approximately 9 years and for warrants granted under the 2004 Stock Option Plan is 1 year.

The following table summarizes information about stock options and warrants outstanding for all plans at July 31, 2005:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
Options
$0.46	2,140,000	$0.46	9.50	1,328,000	$0.46
Warrants
$0.25	303,140	$0.25	0.80	303,140	$0.25

NOTE 12 - INCOME TAXES

Deferred tax assets are comprised of the following as of July 31, 2005:

Net operating loss carry-forward	$11,491,000
Valuation allowance	(11,491,000)
Total deferred tax asset	$–

ATSI conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and ATSI’s liquidity and equity positions. As of July 31, 2005, ATSI has determined that a valuation allowance is necessary for the entire amount of deferred tax assets.

At July 31, 2005, ATSI had net operating loss carry-forwards related to U.S. operations of approximately $35 million with expiration dates ranging from 2009 through 2024.

NOTE 13 - EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding convertible preferred shares, warrants and stock options, unless their effect is anti-dilutive. Earnings (loss) per common share has been computed as follows:

	Year ended July 31,
	2005	2004
Net income (loss) to be used to compute income (loss) per share:
Net income (loss)	$10,296,000	$(8,469,000)
Less preferred dividends	(709,000)	(306,000)

Net income (loss) attributable to common Shareholders - Basic	$9,534,000	$(8,775,000)
Add back preferred dividends	709,000	–
Net income (loss) attributable to common shareholders -Diluted	$10,296,000	$(8,775,000)

Weighted average number of shares:
Weighted average common shares outstanding	7,128,847	1,199,892
Effect of conversion of preferred shares	xxx	–
Effect of warrants and options	xxx	–
Weighted average common shares outstanding assuming dilution	xxx	1,199,892

Basic income (loss) per common share	$1.34	$(7.31)

Diluted income (loss) per common share	$0.45	$(7.31)

NOTE 14 - RISKS AND UNCERTAINTIES AND CONCENTRATIONS

ATSI is subject to regulations by the United States and Mexican Government. And according to ATSI’s concession requirements, ATSI is required to maintain approximately $10 million in capital. As of July 31, 2005, ATSICOM has not met this requirement. Currently, Telemarketing, ATSI’s equity partner in ATSICOM is in negotiations with the Mexican government on meeting this requirement.

ATSI’s business is dependent upon key pieces of equipment, switching and transmission facilities capacity from ATSI’s carriers. Should ATSI experience service interruptions from ATSI’s underlying carriers, equipment failures there would likely be a temporary interruption of ATSI’s services, which could adversely or materially affect ATSI’s operations. ATSI believes that suitable arrangements could be obtained with other carriers to provide transmission capacity. Although there can be no assurance that such arrangement could be obtained or obtained when needed.

NOTE 15 - RELATED PARTY TRANSACTIONS

In December 2002, ATSI entered into a note payable with a related party, a director of ATSI, Mr. John R. Fleming, in the amount of $25,000. The note called for 12 monthly payments of $2,163.17 including interest, commencing on February 1, 2003. The note has an interest rate of 7% annually and a maturity date of January 1, 2004. During fiscal 2004 ATSI made payments towards this note in the amount of $9,000. As of July 31, 2005 the principal balance is $16,000 and the accrued interest is $3,700. Additionally, at July 31, 2005, ATSI had a payable of approximately $42,519 for board fees and related expenses.

NOTE 16 - SUBSEQUENT EVENTS

On August 29, 2005 the U.S. Bankruptcy Court for the Western District of Texas dismissed all claims from Helen G. Schwartz against ATSI Communications, Inc., a Nevada Corporation for lack of merit. As mentioned in note 9, on February 3, 2005 Helen G. Schwartz, Trustee for ATSI Communications, Inc. (a Texas corporation) and TeleSpan, Inc. filed in the U.S. Bankruptcy Court for the Western District of Texas an Adversary Proceeding against ATSI Communications, Inc., a Nevada corporation alleging that ATSI-Nevada had received preferential payments as defined by the U.S. Bankruptcy Code in the amount of $510,836. On March 31, 2005, ATSI filed its response denying any such payments were received by ATSI Nevada, formerly ATSI Delaware.

On August 10, 2005 a settlement was reached between ATSI Communications, Inc. with Vianet Communications. As mentioned in note 9, in January 2004, ATSI filed a petition in the 150th Judicial District of Bexar County, Texas against Inter-tel.net, Inc. and Vianet Communications, Inc. d/b/a Inter-tel.net seeking declaratory relief that ATSI Communications, Inc. is not bound by the Carrier Services Agreement between Vianet Communications, Inc. and ATSI-Texas. On February 27, 2004 the Bankruptcy Court in the ATSI-Texas Bankruptcy case allowed Vianet Communications, Inc. to amend its claim against ATSI-Texas that was pending in the Bankruptcy of ATSI-Texas and assert its claim for breach of contract against ATSI. The Bankruptcy Court then ordered the lawsuit to be remanded back to state court for hearing. As part of the settlement, ATSI issued 200,000 warrants to purchase ATSI stock, the exercise price on the warrants range from $0.12 to $0.23. Additionally, ATSI issued 200,000 shares of Series H preferred Stock that can be converted into 1.2 shares of common stock after it’s been held for (1) one year and into 1.5 shares of common stock if held for (2) two years. As part of the settlement during fiscal 2005, ATSI recognized approximately $53,000 in settlement expense associated with the value of the warrants and Series H preferred stock issued.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company’s Controller and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter covered by this report that have had a material affect or are reasonably likely to have a material affect on internal control over financial reporting. The registered public accounting firm that audited the financial statements included in this report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Business Experience

The following table contains the name, age of our directors and executive officers.

Name	Age	Position Held
Arthur L. Smith	40	President, Chief Executive Officer and Director
Ruben Caraveo	37	Vice President, Sales and Operations
Antonio Estrada	31	Corporate Controller
John R. Fleming	51	Interim Executive Chairman of the Board
Murray R. Nye	52	Director

Arthur L. Smith has served as our Chief Executive Officer and Director since May 2003. Mr. Smith also served as the President of ATSI de Mexico S.A de C.V. from August 2002 to April 2003, as our Chief Executive Officer and a Director from June 1996 to July 2002 and as our President since our formation in June 1996 to July 1998. Mr. Smith also served as President, Chief Operating Officer and a director of ATSI-Canada since its formation in May 1994. From December 1993 until May 1994, Mr. Smith served in the same positions with Latcomm International Inc., which amalgamated with Willingdon Resources Ltd. to form ATSI-Canada in May 1994. Mr. Smith has also served as President and Chief Executive Officer of American TeleSource International, Inc., a Texas corporation (“ATSI-Texas”), one of our principal operating subsidiaries, since December 1993. From June 1989 to December 1993, Mr. Smith was employed as director of international sales by GeoComm Partners, a satellite-based telecommunications company located in San Antonio, providing telecommunications services to Latin America. Mr. Smith has over 15 years’ experience in the telecommunications industry.

Ruben R. Caraveo has served as our Vice President of Sales and Operations since May 2003. Mr. Caraveo is responsible for Carrier Sales and the delivery of Carrier Services for both the U.S. and Mexico. Mr. Caraveo served as our Vice President of Operations from May 2001 to January 2003. Prior to joining ATSI, Mr. Caraveo served as Vice President of Operations and Engineering at Vycera Communications where he was responsible for overseeing all daily operations, including network engineering, marketing, and the network trouble reporting and resolution departments. His prior experience also includes positions with Worldtel Interactive, Frontier, and WorldCom. Mr. Caraveo is armed with more than 15 years’ telecommunications industry experience, specializing in the areas of Network Engineering, Data and Systems Analysis, Product Marketing, and Systems Development. Mr. Caraveo attended California State University, Northridge, School of Engineering.

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

John R. Fleming has served as our Interim Executive Chairman of the Board since August 2002 and as one of our Directors since January 2001. Mr. Fleming is the principal and founder of Vision Corporation, an early-stage investment company that focuses on communications technologies, service and hardware. Prior to forming Vision Corporation, Mr. Fleming served as President, International of IXC Communications, Inc. from April 1998 to December 1999. Immediately prior to that he served as IXC’s President of Emerging Markets from December 1997, as Executive Vice President of IXC from March 1996 through November 1997 and as Senior Vice President of IXC from October 1994 through March 1996. He served as Vice President of Sales and Marketing of IXC from its formation in July 1992 until October 1994. Prior to that, Mr. Fleming served as Director of Business Development and Director of Carrier Sales of CTI from 1986 to March 1990 and as Vice President of Marketing and Sales of CTI from March 1990 to July 1992. Mr. Fleming was a Branch Manager for Satellite Business Systems from 1983 to 1986.

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

Audit Committee and Audit Committee Financial Expert

The Company does not presently have an audit or compensation committee or other board committee performing equivalent functions. All functions of the audit committee and compensation committee are performed by the Company’s Board of Directors. The Company does not have an audit committee financial expert because none of its current directors have the necessary training or experience to qualify as a financial expert.

Recent developments with ATSI Board of Directors

On October 20, 2005 the Board of Directors accepted the voluntary resignation of Michael G. Santry as a member of the board. Mr. Santry resigned to pursue other business interests. There were no disagreements with Mr. Santry. The vacancy caused by Mr. Santry’s resignation will either be filled by a candidate receiving a vote of a majority of the Board or the seat could remain vacant until the next election of directors at the corporation's next annual stockholder meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company. Based on a review of the copies of such forms furnished to the Company and other information, the Company believes that, during the fiscal year ended July 31, 2005, the following individuals failed to report transactions in the Company’s equity securities or reported transactions late:

Name and Position	Number of Transactions Not Reported	Number of Reports Filed Late	Number of Transactions Reported Late

Arthur L. Smith, President and Director	0	6	5
Ruben R. Caraveo, Vice President	0	7	6
Antonio Estrada, Controller	0	5	4
John R. Fleming	0	0	0
Murray R. Nye	0	0	0

Code of Ethics

ATSI Communications, Inc. adopted an Executive Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller and other members of our management team. The Board of Directors approved the code of Ethics on December 7, 2004. The Executive Code of Ethics may be viewed on our Website, www.atsi.net. Upon request, a copy of the Executive Code of Ethics will be provided without charge upon written request to ATSI Communications, Inc., 8600 Wurzbach Road, Suite 700W., San Antonio, TX 78240

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the compensation earned during the Company’s last three fiscal years by the Company’s Chief Executive Officer and each of the Company’s four most highly compensated executive officers whose total cash compensation exceeded $100,000 for services rendered in all capacities for the fiscal year ended July 31, 2005 (collectively, the “Named Executive Officers”).

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name And Principal Position	Fiscal Year	Salary ($)	Stock Grant ($)	Other Annual Compensation ($)(1)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payout ($)	All Other Compens-ation ($)

Arthur L. Smith (2)	2005	$128,000	$31,500	–	–	$193,200 (5)	–	–
CEO & President	2004	$128,000	–	–	–	–	–	–

Ruben Caraveo (3)	2005	$115,000	$26,250	–	–	$172,500 (5)	–	–
Vice President, Operations	2004	$115,000	–	–	–	–	–	–

Antonio Estrada (4)	2005	$80,000	$26,250	–	–	$159,620 (5)	–	–
Corporate Controller	2004	$65,000	–	–	–	–	–	–

(1)
Certain of the Company’s executive officers receive personal benefits in addition to salary. The Company has concluded that the aggregate amount of such personal benefits does not exceed the lesser of $5,000 or 10% of annual salary and bonus for any Named Executive Officer.

(2)	Mr. Smith has served as CEO & President and Director of ATSI Nevada (Formerly a Delaware Corp.) since May 2003
(3)	Mr. Caraveo has served as Vice President of Sales and Operations of ATSI Nevada since May 2003.
(4)	Mr. Estrada has served as Corporate Controller of ATSI Nevada since May 2003.
(5)	Stock options granted during Fiscal 2005 have an exercise price of $0.46

Aggregate options exercisable and unexercisable during Fiscal 2005

The following table reflects the Company’s officer’s shares covered by both exercisable and unexercisable stock options as of July 31, 2005.

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FYE(#)		Value of Unexercised In-the-Money Options at FYE ($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Arthur L. Smith	–	–	272,000	148,000	–	–
Ruben Caraveo	–	–	241,000	134,000	–	–
Antonio Estrada	–	–	213,000	134,000	–	–

COMPENSATION OF DIRECTORS

ATSI Directors are reimbursed their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors. In addition, each Director that is not an officer of the Company receives 1,500 shares of Common Stock for each meeting of the Board attended in person and $250 for each meeting attended by telephone. In January 2005, ATSI issued a total of 400,000 shares of our common stock as part of the stock grant, valued at $84,000, to outside directors.

Aggregate options exercisable and unexercisable during Fiscal 2005

The following table reflects the Company’s director’s shares covered by both exercisable and unexercisable stock options as of July 31, 2005.

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FYE(#)		Value of Unexercised In-the-Money Options at FYE ($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John Fleming	–	–	175,000	100,000	–	–

Murray Nye	–	–	175,000	100,000	–	–

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists the beneficial ownership of shares of our Common Stock and Series A Preferred Stock by (i) all persons and groups known by the Company to own beneficially more than 5% of the outstanding shares of our Common Stock or Series A Preferred Stock, (ii) each director and nominee, (iii) the Named Executive Officers, and (vi) all directors and officers as a group. Information with respect to officers, directors and their families is as of July 31, 2005 and is based on the books and records of the Company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the Company's principal executive office and solely the person indicated beneficially owns all shares.

			SERIES A
	COMMON	% OF	PREFERRED	% OF	TOTAL VOTING	% OF
NAME OF INDIVIDUAL OR GROUP	STOCK	CLASS (1)	STOCK	CLASS (2)	INTEREST	CLASS (3)

5% STOCKHOLDERS

Peter Blindt	0	*	500	13.3%	743	*
30 E. Huron #5407
Chicago, IL 60611

Edward Corcoran	0	*	500	13.3%	743	*
6006 W. 159th Street
Bldg. C 1-W
Oak Forest, IL 60452

Gerald Corcoran	0	*	500	13.3%	743	*
11611 90th Avenue
St. John, IN 46373

Joseph Migilio	0	*	500	23.0%	743	*
13014 Sandburg Ct.
Palos Park, IL 60464

Jeffrey Tessiatore	0	*	500	13.3%	743	*
131 Settlers Dr.
Naperville, IL 60565

Albert Vivo	0	*	500	13.3%	743	*
9830 Circle Parkway
Palos Park, IL 60464

Gary Wright	0	*	750	20.0%	1,115	*
3404 Royal Fox Dr.
St. Charles, IL 60174

INDIVIDUAL OFFICERS, DIRECTORS AND NOMINEES

Arthur L. Smith	630,853 (4)	5.4%	0	*	630,853 (4)	5.4%
President, Chief Executive Officer, Director

Antonio Estrada	328,000 (5)	2.83%		*	328,000 (5)	2.8%
Corporate Controller

Ruben R. Caraveo	303,500 (6)	2.62%	0	*	303,500 (6)	2.6%
Vice President, Sales and Operations

John R. Fleming	325,000 (7)	2.80%	0	*	325,000 (7)	2.8%
Director

Murray R. Nye	325,000 (8)	2.80%	0	*	325,000 (8)	2.8%
Director

ALL OFFICERS AND DIRECTORS AS A GROUP	1,912,353 (9)	18.4%	0	*	1,912,353 (9)	18.4%

*	Less than 1%
(1)	Based on 11,593,222 shares of Common Stock outstanding as of July 31, 2005. Any shares represented by options exercisable within 60 days
After July 31, 2005 are treated as being outstanding for the purpose of computing the percentage of class for such person but not for any other purpose
(2)	Based on 3,750 shares of Series A Preferred Stock outstanding as of July 31, 2005.
(3)	Based on 11,593,222 shares of Common Stock outstanding as of July 31, 2005. Any shares represented by options exercisable within 60 days
After July 31, 2005 are treated as being outstanding for the purpose of computing the percentage of class for such person but not for any other purpose
(4)	Includes 272,000 shares subject to options exercisable at July 31, 2005.
(5)	Includes 213,000 shares subject to options exercisable at July 31, 2005.
(6)	Includes 241,000 shares subject to options exercisable at July 31, 2005.
(7)	Includes 175,000 shares subject to options exercisable at July 31, 2005.
(8)	Includes 175,000 shares subject to options exercisable at July 31, 2005.
(9)	Includes 1,076,000 shares subject to options exercisable at July 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In December 2002, ATSI entered into a note payable with a related party, a director of ATSI, Mr. John R. Fleming, in the amount of $25,000. The note called for 12 monthly payments of $2,163.17 including interest, commencing on February 1, 2003. The note has an interest rate of 7% annually and a maturity date of January 1, 2004. During fiscal 2004 ATSI made payments towards this note in the amount of $9,000. As of July 31, 2005 the principal balance is $16,000 and the accrued interest is $3,700. Additionally, at July 31, 2005, ATSI had a payable of approximately $42,519 for board fees and related expenses.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following documents are exhibits to this report.

2.1	Plan and Agreement of Merger of ATSI Communications, Inc. with and into ATSI Merger Corporation, dated as of March 24, 2004. (Exhibit 2.1 to Form 8-K of ATSI filed on May 24, 2004)

3.1	Articles of Incorporation of ATSI Merger Corporation. (Exhibit 3.1 to Form 8-K of ATSI filed on May 24, 2004)

3.2	Bylaws of ATSI Merger Corporation. (Exhibit 3.2 to Form 8-K of ATSI filed on May 24, 2004)

3.3	Articles of Merger of ATSI Communications, Inc. with and into ATSI Merger Corporation. (Exhibit 3.3 to Form 8-K of ATSI filed on May 24, 2004)

4.1	Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999 (Exhibit 10.33 to Registration statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.2	Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated July 2, 1999 (Exhibit 10.35 to Registration statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.3	Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999 (Exhibit 10.36 to Registration statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.4	Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999 (Exhibit 10.39 to Registration statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.5	Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated September 24, 1999 (Exhibit 10.41 to Registration statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.6	Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999 (Exhibit 10.42 to Registration statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.7
Form of letter dated December 30, 1999 from H. Douglas Saathoff, Chief Financial Officer of American TeleSource International, Inc. to holders of Convertible Notes (Exhibit 4.1 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000

4.8
Form of letter dated January 24, 2000 from H. Douglas Saathoff, Chief Financial Officer of American TeleSource International, Inc. to holders of Convertible Notes (Exhibit 4.2 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.9
Registration Rights Agreement between American TeleSource International, Inc. and Kings Peak, LLC dated February 4, 2000 (Exhibit 4.4 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.10	Form of Convertible Note for $2.2 million principal issued March 17, 1997 (Exhibit 4.5 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.11	Form of Modification of Convertible Note (Exhibit 4.6 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.12	Promissory Note issued to Four Holdings, Ltd. dated October 17, 1997 (Exhibit 4.7 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.13	Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated February 22, 2000 (Exhibit 4.5 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.14	Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated February 22, 2000 (Exhibit 4.7 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.15	Common Stock Purchase Warrant issued to Corporate Capital Management LLC by ATSI dated February 22, 2000 (Exhibit 4.8 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.16	Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated February 22, 2000 (Exhibit 4.9 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.17	Securities Purchase Agreement between ATSI and RGC International Investors, LDC dated October 11, 2000 (Exhibit 10.1 to Form 8-K filed October 18, 2000)

4.18	Registration Rights Agreement between ATSI and RGC International Investors, LDC dated October 11, 2000 (Exhibit 10.5 to Form 8-K filed October 18, 2000)

4.19	Stock Purchase Warrant between ATSI and RGC International Investors, LDC dated October 11, 2000 (Exhibit 10.6 to Form 8-K filed October 18, 2000)

4.20	Securities Purchase Agreement between ATSI and “Buyers” dated March 21, 2001(Exhibit 4.31 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.21	Stock Purchase Warrant between ATSI and “Buyers” dated March 23, 2001 (Exhibit 4.32 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.22	Securities Purchase Agreement between ATSI and “Buyers” dated March 21, 2001(Exhibit 4.34 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001

4.23	Stock Purchase Warrant between ATSI and “Buyers” dated March 21, 2001 (Exhibit 4.35 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.24	Convertible Debenture Agreement (Exhibit 4.37 to Annual Report on Form 10-K for the year ended July 31, 2003 filed November 12, 2003)

4.25	Convertible Promissory Notes issued to Recap Marketing & Consulting, LLP. (Exhibit 4.1 to Form 10-QSB for the period Ended October 31, 2004 filed December 15, 2004)

4.26	Convertible Promissory Notes issued to Recap Marketing & Consulting, LLP. (Exhibit 4.1 to form 10-QSB for the period Ended January 31, 2005 filed March 15, 2005)

4.27	Convertible Promissory Note issued to Franklin Cardwell and Jones, PC. dated November 1, 2004 (Exhibit 4.2 to form 10-QSB for the period Ended January 31, 2005 filed March 15, 2005)

4.28	Convertible Promissory Notes issued to Recap Marketing & Consulting, LLP. (Exhibit 4.1 to form 10-QSB for the period Ended April 30, 2005 filed June 14, 2005)

4.29	Convertible Promissory Notes issued to Recap Marketing & Consulting, LLP. (Exhibit 4.1 to form 10-QSB for the period Ended July 31, 2005 filed October 24, 2005)*

10.1	American TeleSource International, Inc. 1998 Stock Option Plan (Exhibit 4.7 to Registration statement on Form S-8 filed January 11, 2000)

10.2	2000 Option Plan (Exhibit 4.36 to annual Report on Form 10-K for the year ended July 31, 2003 filed November 12. 2000.)

10.3	Agreement with SATMEX (Agreement #095-1) (Exhibit 10.31 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007))

10.4	Agreement with SATMEX (Agreement #094-1) (Exhibit 10.32 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007))

10.5	Amendment to Agreement #094-1 with SATMEX (Exhibit 10.3 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25, 2000)

10.6	Amendment to Agreement #095-1 with SATMEX (Exhibit10.4 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25, 2000)

10.7	Bestel Fiber Lease (Exhibit 10.5 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.8	Addendum to Fiber Lease with Bestel, S.A. de C.V. (Exhibit 10.6 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25, 2000)

10.9	Commercial Lease with BDRC, Inc (Exhibit 10.24 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

10.10	Stock Purchase Agreement with Telemarketing (Sale of ATSICOM) (Exhibit 10.1 to Form 8-K filed June 16, 2003)

10.11	Interconnection Agreement TELMEX and ATSICOM (English summary) (Exhibit 10.26 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

10.12	Interconnection Agreement TELMEX and ATSICOM (English Translation) (Exhibit 10.27 to Amended Annual Report on Form 10-K/A for the year ended July 31, 2003 filed March 2, 2004)

10.13	Carrier Service Agreement DialMex and ATSI (Exhibit 10.27 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

10.14
Confidential Settlement Agreement and Mutual Release, Note Payable and Lock out agreement between ATSI and Alfonso Torres Roqueni, dated October 1, 2004. (Exhibit 10.1 to Form 10-QSB for the quarter ended October 31, 2004 filed December 15, 2004)

10.15	Extension to consulting agreements with Hunter M. A. Carr and Donald W. Sapaugh dated November 1, 2004. (Exhibit 10.1 to Form 10-QSB for the quarter ended January 31, 2005 filed March 15, 2005)

10.16
Extension of consulting agreements (Amendment No: 1) with Hunter M. A. Carr and Donald W. Sapaugh dated March 1, 2005. (Exhibit 10.1 to Form 10-QSB for the quarter ended April 30, 2005 filed June 14, 2005)

10.17
Settlement Agreement (at mediation) with James C. Cuevas, Raymond G. Romero, Texas Workforce Commission and ATSI-Texas dated March 28, 2005. (Exhibit 10.2 to Form 10-QSB for the quarter ended April 30, 2005 filed June 14, 2005)

10.18
Order granting Joint Motion to dismiss all claims against ATSI Communications, Inc. (A Nevada Corp., formerly a Delaware Corp.) by Helen G. Schwartz, Chapter 7 Trustee for TeleSpan, Inc. dated August 29, 2005. (Exhibit 10.18 to annual report Form 10-KSB for the year ended July 31, 2005 filed October 18, 2005)*

10.19
Agreement of compromise, settlement and release between ATSI Communications, Inc. and Vianet, Inc. dated August 10, 2005. (Exhibit 10.19 to annual report Form 10-KSB for the year ended July 31, 2005 filed October 18, 2005) *

10.20
Mutual release and Termination Agreement between Hunter M. A. Carr and Donald W. Sapaugh and ATSI Communciations, Inc. dated June 1, 2005. (Exhibit 10.20 to annual report Form 10-KSB for the year ended July 31, 2005 filed October 18, 2005)*

21	Subsidiaries of ATSI (Exhibit 21 to Annual Report on Form 10-K for year ended July 31, 2004 filed November 9, 2004)

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	FCC Radio Station Authorization - C Band (Exhibit 10.10 to Registration statement on Form S-4 (No. 333-05557) filed June 7, 1996)

99.2	FCC Radio Station Authorization - Ku Band (Exhibit 10.11 to Registration statement on Form 10 (No. 333-05557) filed June 7, 1996)

99.3	Section 214 Certification from FCC (Exhibit 10.12 to Registration statement on Form 10 (No. 333-05557) filed June 7, 1996)

99.4	Comercializadora License (Payphone License) issued to ATSI-Mexico (Exhibit 10.24 to Registration statement on Form 10 (No. 000-23007) filed August 22, 1997)

99.5	Network Resale License issued to ATSI-Mexico (Exhibit 10.25 to Registration statement on Form 10 (No. 000-23007) filed August 22, 1997)

99.6	Shared Teleport License issued to Sinfra (Exhibit 99.7 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

99.7	Packet Switching Network License issued to SINFRA (Exhibit 10.26 to Registration statement on Form 10 (No. 000-23007) filed August 22, 1997)

99.8	Value-Added Service License issued to SINFRA (Exhibit 99.9 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

99.9
Public Utility Commission of Texas ("PUC") approval of transfer of the Service Provider Certificate of Authority ("SPCOA") from Hinotel, Inc. to ATSI's subsidiary, Telefamilia Communications, Inc. Dated October 25, 2004. (Exhibit 99.1 on Form 10-QSB for the quarter ended October 31, 2004 filed December 15, 2004)

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company paid the following fees to its principal independent accountants for services during the fiscal years ended July 31, 2005 and July 31, 2004.

	Year Ended July 31,
Description of Fees	2005	2004

Audit Fees	$29,000	$14,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

The Audit Committee has instructed Malone and Bailey PC that any fees for non-audit services must be approved before being incurred.

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

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer and Director	October 24, 2005
Arthur L. Smith

/s/ Antonio Estrada	Principal Accounting Officer	October 24, 2005
Antonio Estrada	Principal Finance Officer

/s/ John R. Fleming	Director	October 24, 2005
John R. Fleming

/s/ Murray R. Nye	Director	October 24,2005
Murray R. Nye