Form 10KSB/A
period 2005-07-31
ATSI COMMUNICATIONS INC/DE
filed 2005-11-02
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No.1)

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

As of October 20, 2005, the aggregate market value of the voting common equity held by non-affiliates of the Registrant was $3,824,594 based on the closing price of $0.34 per share on October 20, 2005 as reported on the over-the-counter bulletin board.

There were 11,248,807 shares of Registrant’s Common Stock outstanding as of October 20, 2005.

Purpose of Amendment

This Amendment No. 1 to Form 10-KSB is being filed to amend total common shares outstanding and to amend the aggregate market value of the voting common equity held by non-affiliates of the Registrant as of October 20, 2005. And to reclassify in Part II, Item 7 Consolidated Statements of Cash Flows for the Years ended July 31, 2005 and 2004 the Non-cash issuance of common stock for interest from Cash-flows from Operating Activities to Non-cash Transactions .

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

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended July 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$10,296	$(8,469)
Adjustments to net income (loss):
Gain on disposal of investment	(12,104)
Debt forgiveness income	(460)	(257)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment Loss	–	702
Depreciation and amortization	112	19
Loss on an unconsolidated affiliate	–	107
Non-cash issuance of stock grants and options, employees	474	–
Non-cash issuance of common stock and warrants for services	1,047	7,055
Provision for losses on accounts receivable	4	4
Changes in operating assets and liabilities:
Increase in
Accounts receivable	(145)	(21)
Prepaid expenses and other	(18)	(31)
Increase / (Decrease) in
Accounts payable	73	272
Accrued liabilities	160	162
Net cash used in operating activities	(561)	(457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(8)	(130)
Cash proceeds from sale of ATSICOM	–	187
Investment in joint venture in ATSICOM	–	(47)
Acquisition of business	(8)	–
Net cash (used in) provided by investing activities	(16)	10

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	918	410
Payments on notes payable	(918)	(9)
Proceeds from the exercise of warrants	514	–
Principal payments on capital lease obligation	(2)	–
Net cash provided by financing activities	512	401
DECREASE IN CASH	(65)	(46)
CASH AND CASH EQUIVALENTS, beginning of period	94	140
CASH AND CASH EQUIVALENTS, end of period	$29	$94

NON-CASH TRANSACTIONS
Issuance of common stock for conversion of debt	$890	–
Issuance of common stock for purchase of intangible assets	24	–

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

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer and Director	November 2, 2005
Arthur L. Smith

/s/ Antonio Estrada	Principal Accounting Officer	November 2, 2005
Antonio Estrada	Principal Finance Officer

/s/ John R. Fleming	Director	November 2, 2005
John R. Fleming

/s/ Murray R. Nye	Director	November 2, 2005
Murray R. Nye