Form 10QSB
period 2005-10-31
ATSI COMMUNICATIONS INC/DE
filed 2005-12-15
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _________________

Commission File Number 001-15687

ATSI COMMUNICATIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	74-2849995 (IRS Employer Identification No.)

8600 Wurzbach, Suite 700W San Antonio, Texas 78240 (Address of Principal Executive Offices)

(210) 614-7240 (Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding As Of December 11, 2005

Common Stock, $.001 par	13,142,289

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED OCTOBER 31, 2005

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands, except share information)
(unaudited)

	Oct 31,	July 31,
	2005	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3	$29
Accounts receivable	229	170
Prepaid & other current assets	28	44
Total current assets	260	243

PROPERTY AND EQUIPMENT	231	228
Less - Accumulated depreciation and amortization	(112)	(90)
Net property and equipment	119	138
Total assets	$379	$381

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$616	$608
Accrued liabilities	949	986
Current portion of obligation under capital leases	3	3
Notes payable	104	104
Notes payable, related party	16	16
Convertible debentures	275	275
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and outstanding	1,193	1,182
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,170 shares issued and outstanding	1,362	1,345
Liabilities from discontinued operations, net of assets	-	1,152
Total current liabilities	4,518	5,671

LONG-TERM LIABILITIES:
Notes payable	500	500
Obligation under capital leases, less current portion	8	9
Other	7	8
Total long-term liabilities	515	517
Total liabilities	5,033	6,188

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 3,750 shares
issued and outstanding	-	-
Series H Convertible Preferred Stock, 16,000,000 shares authorized, 13,769,866 and 13,912,372 shares
issued and outstanding, respectively	14	14
Common stock, $0.001, 150,000,000 shares authorized, 11,557,883 and 10,397,222 shares
issued and outstanding, respectively	12	10
Additional paid in capital	72,279	71,916
Accumulated deficit	(76,960)	(78,249)
Other comprehensive income	1	502
Total stockholders' deficit	(4,654)	(5,807)
Total liabilities and stockholders' deficit	$379	$381

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended October 31,
	2005	2004
OPERATING REVENUES:
Carrier services	$2,313	$769
Network services	9	73

Total operating revenues	2,322	842

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	2,240	772
Selling, general and administrative	153	250
Legal and professional fees	27	239
Non-cash issuance of common stock and warrants for services	48	—
Non-cash stock-based compensation, employees	180	—
Depreciation and amortization	22	23

Total operating expenses	2,670	1,284

OPERATING (LOSS)	(348)	(442)

OTHER INCOME (EXPENSE):
Debt forgiveness income	—	460
Gain on disposal of investment	1,652	—
Interest expense	(16)	(31)

Total other income (expense), net	1,636	429

NET INCOME (LOSS)	1,288	(13)

LESS: PREFERRED DIVIDENDS	(41)	(38)

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$1,247	($51)

BASIC INCOME (LOSS) PER SHARE	$0.11	($0.01)

DILUTED INCOME (LOSS) PER SHARE	$0.04	($0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,945,338	3,598,383

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three months ended October 31,
	2005	2004
Net income (loss) to common stockholders	$1,247	($51)

Foreign currency translation adjustment	(501)	—

Comprehensive income (loss) to common stockholders	$746	($51)

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended October 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$1,288	($13)
Adjustments to net income (loss):
Gain on disposal of investment	(1,653)	—
Debt forgiveness income	—	(460)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	22	23
Non-cash issuance of stock grants and options, employees	180	—
Non-cash issuance of common stock and warrants for services	52	40
Changes in operating assets and liabilities:
Accounts receivable	(59)	(131)
Prepaid expenses and other	15	(20)
Accounts payable	67	90
Accrued liabilities	20	105
Net cash used in operating activities	(68)	(366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(3)	(6)
Acquisition of business	—	(8)
Net cash used in investing activities	(3)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	286
Payments on notes payable	—	14
Proceeds from the exercise of warrants	46	—
Principal payments on capital lease obligation	(1)	—
Net cash provided by financing activities	45	300
DECREASE IN CASH	(26)	(80)
CASH AND CASH EQUIVALENTS, beginning of period	29	94
CASH AND CASH EQUIVALENTS, end of period	$3	$14

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	—	—
Cash paid for income taxes	—	—

NON-CASH TRANSACTIONS
Issuance of common stock for conversion of debt	$58	$733
Issuance of common stock for purchase of fixed & Intangible assets	—	24
Conversion of preferred stock to common stock	17	206

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of ATSI Communications, Inc. filed with the SEC on Form 10-KSB/A for the year ended July 31, 2005. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2005, as reported in the Form 10-KSB/A, have been omitted.

NOTE 2 - STOCK BASED COMPENSATION

ATSI adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

ATSI applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in ATSI financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided. The following table illustrates the effect on net loss and net loss per share if ATSI had applied the fair value provisions of FASB Statement No. 123, to stock-based employee compensation.

	Three months ended October 31,
	2005	2004
Net income (loss) to common
stockholders, as reported	$1,247,000	($51,000)
Add: stock based compensation determined
under intrinsic value based method	—	—
Less: stock based compensation determined
under fair value based method	(281,499)	—

Pro forma net income (loss) to common stockholders	$965,501	($51,000)

Basic net income (loss) per common share:
As reported	$0.11	($0.01)
Pro forma	$0.09	($0.01)

Diluted net income (loss) per common share:
As reported	$0.04	($0.01)
Pro forma	$0.03	($0.01)

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended October 31,
	2005	2004
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	139%	0%
Risk-free interest rate	4.42%	0%
Expected life of options	3 years	3 years

During the three months ended October 31, 2005, ATSI granted 2,450,000 options to purchase common stock to employees and members of the Board of Directors with an exercise price of $0.16, the average closing price of ATSI’s stock on September 29, 2005. These options will vest over a period of three years. ATSI did not recognize any expense at the time these options were granted since the exercise price on the options was equal to the average market price at the grant date.

Additionally, during the three months ended October 31, 2005 ATSI granted 1,904,000 options to purchase stock to employees and members of the Board of Directors with an exercise price of $0.16, the average closing price of ATSI’s stock on September 29, 2005. Seventy three percent of these options vest immediately and the remaining balances vest over three years. ATSI did not recognize any expense at the time these options were granted since the exercise price on the options was equal to the average market price at the grant date.

During the three months ended October 31, 2005, ATSI’s Board of Directors approved the issuance of 1,125,000 shares to its employees and directors and 262,160 shares to consultants with a market value of $180,000 and $44,567, respectively.

NOTE 3 - SETTLEMENT OF UNRECORDED NOTE RECEIVABLE

On October 31, 2005, ATSI Communications, Inc. and Telemarketing de Mexico S.A de C.V. reached a “Confidential Settlement Agreement and Mutual Release”. Under the settlement agreement the parties agreed to release all claims and liabilities between the parties. ATSI agreed to release Telemarketing de Mexico S.A de C.V. from the unrecorded note receivable of $598,000. Additionally, ATSI agreed to release the 10% of ATSICOM’s total outstanding common stock that ATSI held as collateral on the note.

Under the terms of the “Share Purchase Agreement” dated May 24, 2003, ATSI was scheduled to receive from Telemarketing $20,750 per month for 24 months beginning in May 2004, contingent on ATSI generating 20,750,000 minutes of monthly traffic through ATSICOM’s network. ATSI was not able to reach the above-mentioned volume of monthly minutes, and as a result Telemarketing did not pay the total remaining purchase price of $598,000.

NOTE 4 - GAIN ON DISPOSAL OF INVESTMENT

During the quarter ended October 31, 2005, ATSI recognized a gain on disposal of investment of $1,652,000. The gain on disposal of investment was associated with the sale in October 2005 of ATSI’s subsidiary, ATSIMex Personal S.A de C.V. This entity discontinued all operations in May 2003. The total liabilities of this entity, net of assets were approximately $1,652,000.

NOTE 5 - NOTES PAYABLE

On November 1, 2004, ATSI entered into a note payable with Franklin, Cardwell & Jones, PC, for $103,454 associated with legal and professional services previously rendered. As per the terms in the note, the holder at any time after November 1, 2005 can convert all or any part of the outstanding balance and accrued and unpaid interest to shares of ATSI’s common stock equal to the amount converted divided by the product of (a) 0.90 times (b) the five-day average of the last sales of the common stock prior to the conversion day. On November 1, 2005, the holder of the note elected to convert $13,454 of the principal balance and $6,207 of the accrued interest into 66,603 common shares of ATSI. The promissory note payable had a maturity date of December 1, 2005 and has an annual interest rate of 6%. On December 1, 2005 Franklin, Cardwell and Jones agreed to extend the maturity date on this note until December 1, 2006.

NOTE 6 - SUBSEQUENT EVENTS

On November 4, 2005 ATSI entered into a factoring agreement with CSI Business Finance, Inc. Under the agreement CSI Business committed to purchase up to $150,000 of ATSI’s monthly receivables. The factoring agreement expires on November 4, 2006 and it has an annual interest rate of 18%. Additionally, as part of the factoring transaction ATSI paid an application, legal and documentation fee of $6,000 and a brokerage fee of $20,000 to Corporate Strategies, Inc.

Additionally, on November 4, 2005 ATSI entered into a note payable with CSI Business Finance, Inc. for $50,000. The promissory note payable has a maturity date of November 4, 2006 and it has an annual interest rate of 18%. The note is secured by ATSI’s equipment, deposit accounts and accounts receivables.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,”“believe,”“could,”“estimate,”“may,”“expect,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Therefore, these types of statements may prove to be incorrect.

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three months ended October 31, 2005 and 2004. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included in the annual report on Form 10-KSB/A filed with the SEC on November 2, 2005. As used in this section, the term “fiscal 2006” means the year ending July 31, 2006 and “fiscal 2005” means the year ended July 31, 2005.

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

Our Retail business was launched during the first quarter of Fiscal 2005 through the acquisition of a Competitive Local Exchange Carrier (“CLEC”) based in South Texas. This acquisition has served as a gateway to reach out to the Hispanic communities residing along the US and Mexico border. Our strategy is to provide reliable and affordable local and long distance services to the underserved Hispanic community through Texas. Our entry to the retail services under our TeleFamilia brand and subsidiary will allow us to leverage our existing international VoIP network with additional services that have the potential to deliver higher margins than our wholesale international VoIP services. We have deployed various postpaid and prepaid retail services and generated approximately $22,500 in retail services revenue during the three months ended October 31, 2005.

Additionally, during the second quarter of Fiscal 2006, we expanded our NexTone’ Communications Session Controller (soft-switch) by 65% to enhance our VoIP network. This network expansion has allowed us to route our traffic more efficiently, improve our call processing, monitor quality of service and enable us to share port resources with our customers. The NexTone technology has allowed us to be more competitive and to improve our margins in our wholesale international telecommunication services. As a result of these enhancements to our VoIP Network our customer base has grown to approximately 45 customers and our revenue increased from $769,000 during the quarter ended October 31, 2004 to $2,313,000 for the quarter ended October 31, 2005.

We have had operating losses for almost every quarter since we began operations in 1994. Our operating losses from continuing operations were approximately $348,000 and $442,000, for the quarters ended October 31, 2005 and 2004, respectively. Additionally, we had a working capital deficit of approximately $4,259,000 at October 31, 2005. We have experienced difficulty in paying our vendors and lenders on time in the past, and we expect this trend to continue over the next 12 months as we continue to build our customer base and increase our operations. Moreover, we are currently pursuing various alternatives including equity offerings, exchanging some portion or all of our debt for equity, and restructuring our debt to extend the maturity. However, in the event we fail to execute on our current plan or that circumstances currently unknown or unforeseen by us arise, we may not succeed in re-capitalizing the Company or be able to obtain additional funding to allow us to meet our obligations.

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

As a result of the recurring losses, negative cash flows from operations and our substantial working capital deficit, during the quarter ended October 31, 2005 management continued to pursue different avenues for funding. During the quarter ended October 31, 2005 we received $46,000 from the exercise of 331,084 warrants. The proceeds from the exercise of warrants allowed the Company to pay those operating and corporate expenses that were not covered by our current cash inflows from operations. We will continue to require additional funding until the cash inflows from operations are sufficient to cover the monthly operating expenses. There is no assurance that we will be successful in securing additionally funding over the next twelve months.

Results of Operations

The following table sets forth certain items included in the Company’s results of operations in dollar mounts and as a percentage of total revenues for the three-month period ended October 31, 2005 and 2004.

	Three Months Ended October 31,
	2005		2004
	$	%	$	%
Operating revenues
Carrier services	$2,313	100%	$769	91%
Network services	9	0%	73	9%

Total operating revenues	2,322	100%	842	100%

Cost of services (Exclusive of depreciation and amortization, shown below)	2,240	96%	772	92%

Gross Margin	82	4%	70	8%

Selling, general and administrative expense	153	7%	250	30%

Legal and professional fees	27	1%	239	28%

Non-cash issuance of common stock and warrants for services	48	2%	0	0%

Non-cash stock-based compensation, employees	180	8%	—	0%

Depreciation and amortization	22	1%	23	3%

Operating loss	(348)	-15%	(442)	-52%

Debt forgiveness income	—	0%	460	0%

Gain on disposal of investment	1,652	71%	—	0%

Interest expense	(16)	-1%	(31)	-4%

Net income (loss)	1,288	55%	(13)	-2%

Less: preferred stock dividends	(41)	-2%	(38)	-5%

Net income (loss) applicable to common stockholders	$1,247	54%	($51)	-6%

Three Months ended October 31, 2005 Compared to Three Months ended October 31, 2004

Operating Revenues. Consolidated operating revenues increased 176% between periods from $842,000 for the quarter ended October 31, 2004 to $2,322,000 for the quarter ended October 31, 2005.

Carrier services revenues increased $1,544,000, or 201% from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. Our carrier traffic increased from approximately 16,304,526 minutes in the first quarter of fiscal 2005 to approximately 47,943,067 minutes in the quarter ended October 31, 2005. The increase in revenue and carrier traffic can mainly be attributed to increase in customers during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Network services revenues decreased approximately 88% or $64,000 from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. The decrease in network services revenue is primarily due to the decrease in network services customers and the termination of the Network Services contract with a BC Nexxia.

Cost of Services. (Exclusive of depreciation and amortization) The consolidated cost of services increased by $1,468,000 or 190% from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. The increase in cost of services is a direct result of the increase in carrier services revenue. As mentioned above, our carrier traffic increased from approximately 16,304,526 minutes in the first quarter of fiscal 2005 to approximately 47,943,067 minutes in the quarter ended October 31, 2005, thus increasing our cost of services between quarters. Consolidated cost of services as a percentage of sales increased from 92% in the first quarter of fiscal 2005 to 96% in the first quarter of fiscal 2006, primarily as a result of decline in revenue from network services and the increase in costs paid to our providers that could not be passed on to our customers. As a result, gross margins declined from 8% of revenue in the first quarter of fiscal 2005 to 4% of revenue in the first quarter of fiscal 2006

Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased $97,000, or 39% from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. The decrease is attributable to the reduction of $45,000 in wages and contract labor associated with the operations of the retail services during the quarter ended October 31, 2004.

Legal and professional Fees. Legal and professional fees decreased $212,000, or 89% from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. The decrease is attributable to the recognition of approximately $150,000 in professional fees associated with a marketing campaign that commenced during the quarter ended October 31, 2004. Additionally, during the quarter ended October 31, 2004 we recognized approximately $90,000 in legal fees associated to the lawsuit for stock fraud and manipulation by various institutions, as describe in the legal preceding section of this report. We did not incur these types of expenses during the quarter ended October 31, 2005.

Non-cash issuance of common stock and warrants for services. Non-cash issuance of common stock and warrants for services increased by $48,000 from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. This increase is primarily due to recognition of non-cash compensation expense associated with the consulting agreements entered with an individual for legal services relating to pending litigation and consulting services associated with the retail services unit.

Non-cash stock-based compensation, employees. Non-cash compensation expense to employees increased by $180,000 from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. This increase is attributed to the recognition of non-cash compensation expense associated with the stock grants to our employees and board of directors.

Depreciation and Amortization. Depreciation and amortization decreased by $1,000 or 4% from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. The decrease is attributed to the lower depreciable base of equipment during the first quarter of fiscal 2006.

Operating Loss. The Company’s operating loss decreased by $94,000 or 21% from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. The decrease in operating loss is attributed to the decrease in legal and professional fees by $212,000 and a decrease in SG&A expenses of $97,000 between quarters which were partially offset by an increase in non-cash issuance of common stock and warrants for services and non-cash stock-based compensation to employees.

Debt forgiveness income. Debt forgiveness decreased by 100% from $460,000 during the quarter ended October 31, 2004 to $0 during the quarter ended October 31, 2005. During the quarter ended October 31, 2004 we recognized $460,000 in debt forgiveness income associated with the settlement of various liabilities for equity. These transactions were related to the settlement of a $859,500 liability with Alfonso Torres Roqueni, the former owner of the concession license that we acquired in July 2000, and the settlement of a $250,000 note payable with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director. The debt forgiveness income was based on the difference between the market price of ATSI equity at the time of issuance and the market price calculated at the time of the settlement of the debt.

Gain on disposal of Investment. Gain on disposal of investment increased by $1,652,000 or 100% from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. The gain on disposal of investment arose from the sale of ATSI’s ownership in ATSIMex Personal S.A de C.V. Under the share purchase agreement the buyer acquired the total ownership on this entity and as a result we recognized a gain of $1,652,000.

Other Income (expense). Other expense decreased by $15,000 or 48% from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. The decrease can be attributed to the decrease in interest expense associated with the various Note payables with Recap Marketing fully paid during fiscal 2005. As a result during the quarter ended October 31, 2005 we did not incur any interest expense to Recap Marketing.

Preferred Stock Dividends. Preferred Stock Dividends expense increased by $3,000 or 8% between periods, from $38,000 for the quarter ended October 31, 2004 to $41,000 during the quarter ended October 31, 2005. The increase in preferred dividend expense is attributed to the recognition of preferred dividend expense related to the conversion of 342,514 Redeemable Preferred Series H shares to 411,004 shares of common stock.

Net income (loss) to Common Stockholders. During the quarter ended October 31, 2005 we recognized $1,247,000 in net income to common stockholders, this represented an improvement of $1,298,000 or 2545% from the quarter ended October 31, 2004. The improvement in net income to common stockholders is primarily due to the recognition of $1,652,000 in gain in disposal of investment related to the sale of ATSIMex Personal to a Mexican buyer.

Liquidity and Capital Resources

Cash Position: During the quarter ended October 31, 2005, operations consumed approximately $68,000 in cash, primarily due to the operating loss and the reduction in accounts receivable compared to the prior period. Investing activities during the first quarter of fiscal 2006 consumed an additional $3,000 relating to the acquisition of two new routers to accommodate the increase in our network capacity. Financing activities during the first quarter of fiscal 2006 generated $46,000 from the exercise of 331,084 warrants, which was offset by $1,000 relating to principal payments under the lease of certain equipment. Overall, our net operating, investing and financing activities during the three months ended October 31, 2005 provided a decrease of $26,000 in cash balances. We intend to cover our monthly operating expenses with our remaining available cash. Additionally, we will continue to pursue additional debt and equity financings to cover our deficiencies in cash reserves. However, there is no assurance that we will be able to secure the equity funding required to supplement our deficiencies in cash reserves.

Our working capital deficit at October 31, 2005 was $4,259,000. This represents a decrease of approximately $1,170,000 from our working capital deficit at July 31, 2005. The decrease can primarily be attributed to the recognition of a gain on disposal of investment of $1,652,000. The gain on disposal of investment is associated with the sale of ATSI’s ownership in ATSIMex Personal S.A de C.V.

Our current liabilities include:

•	$103,454 owed to Attorneys for legal services rendered during fiscal 2004.

•
$1,193,000 associated with the Series D Cumulative preferred stock. Of this balance, $942,000 is associated with the full redemption of this security and $251,000 is related to the accrued dividends as of October 31, 2005.

•
$1,362,000 associated with the Series E Cumulative preferred stock. Of this balance, $1,058,000 is associated with the full redemption of this security and $304,000 is related to the accrued dividends as of October 31, 2005. During the fiscal year ended July 31, 2003, the Company was de-listed from AMEX and according to the terms of the Series E Cumulative preferred stock Certificate of Designation, if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX the Series E preferred stockholder could request a mandatory redemption of the total outstanding preferred stock. As of the date of this filing we have not received such redemption notice. On October 31, 2002, we filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint as to all defendants with prejudice. We plan to appeal that decision once a final judgment has been entered. On July 9, 2004, we filed a separate but related lawsuit in the same court against Sam Levinson and Uri Wolfson. On April 27, 2005, the court entered a final judgment dismissing that action with prejudice based on the February 25, 2005 decision in the first action. On May 25, 2005, we appealed the dismissal of the second action to the United States Court of Appeals for the Second Circuit. On September 9, 2005 we appealed the dismissal of the first action to the United States Court of Appeals for the Second Circuit. Our attorneys are also in the process of investigating whether any other institutions participated in the manipulation of the company's stock and to advise us whether to pursue other legal

Ongoing operations

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

During the three months ended October 31, 2005, we received $46,000 from the exercise of warrants, these funds allows us to cover our operating expenses and other corporate expenses.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company has adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Controller and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosures controls and procedures were not effective as of the end of the fiscal quarter covered by this report. Significant adjustments were proposed by the independent registered public accounting firm related to the option expense. The Company is in the process of improving its controls and procedures in these areas. There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 25, 2005, we issued 180,772 shares of our common stock to Nextone Communciations as a payment of $58,000 on the principal balance associated with the Nextone soft Switch. Additionally, we issued 69,180 and 95,238 common shares to Vianet Communciations Inc. on August 23, 2005 and September 14, 2005, respectively, as part of the settlement agreement in certain litigation. The shares issued to Nextone Communciations, Inc. and Vianet Communications, Inc. were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act because of the limited size of the group, the absence of public solicitation or advertising, and restrictions on resale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of October 31, 2005, the Company was in arrears with respect to the declaration of the following dividends payable on outstanding shares of its Preferred Stock:

Series A Cumulative Preferred Stock	$222,000
Series D Cumulative Preferred Stock	251,000
Series E Cumulative Preferred Stock	305,000
TOTAL	$778,000

ITEM 6. EXHIBITS

(a)	Exhibits: The following documents are filed as exhibits to this report.

Exhibit Number	Description

4.1	Agreement to Extend Promissory Note dated December 1, 2005 between ATSI Communications, Inc. and Franklin, Cardwell & Jones, PC.

4.2	Secured Promissory Note and Security Agreement dated November 4, 2005 between ATSI Communications, Inc. and CSI Business Finance, Inc.

10.1	Confidential Settlement Agreement and Mutual release dated October 31, 2005 between ATSI Communications, Inc. and Telemarketing de Mexico S.A de C.V.

10.2	Stock Purchase Agreement dated October 15, 2005 between ATSI Communications, Inc. and Alejandro Sanchez Guzman (Sale of ATSIMex Personal S.A de C.V.)

10.3	Factoring Agreement dated November 4, 2005 between ATSI Communications, Inc. and CSI Business Finance, Inc.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC. (Registrant)

Date: December 15, 2005	By:	/s/ Arthur L. Smith
	Name: Title:	Arthur L. Smith President and Chief Executive Officer

Date: December 15, 2005	By:	/s/ Antonio Estrada
	Name: Title:	Antonio Estrada Corporate Controller (Principal Accounting and Principal Financial Officer)