Form 10QSB
period 2006-01-31
ATSI COMMUNICATIONS INC/DE
filed 2006-03-23
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _________________

Commission File Number 001-15687

ATSI COMMUNICATIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	74-2849995 (IRS Employer Identification No.)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding As Of March 22, 2006

Common Stock, $.001 par	14,797,460

Transitional Small Business Disclosure Format: Yes ☒ No ☐

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED JANUARY 31, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share information)

	Jan 31,	July 31,
	2006	2005
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$190	$29
Accounts receivable	278	170
Prepaid & other current assets	20	44
Total current assets	488	243

PROPERTY AND EQUIPMENT	281	228
Less - Accumulated depreciation and amortization	(138)	(90)
Net property and equipment	143	138

Total assets	$631	$381

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$702	$611
Accounts payable, CSI Business Finance	150	-
Accrued liabilities	932	1,033
Current portion of obligation under capital leases	3	3
Notes payable	50	-
Notes payable, related party	16	16
Notes payable, Franklin, Cardwell & Jones (see note 4)	69	77
Convertible debentures	234	234
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and outstanding	1,204	1,182
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,170 shares issued and outstanding	1,785	1,750
Derivative Financial instrument liabilities (see note 7)	90	24
Liabilities from discontinued operations, net of assets	-	1,152
Total current liabilities	5,235	6,082

LONG-TERM LIABILITIES:
Notes payable	500	500
Obligation under capital leases, less current portion	8	9
Other	6	8
Total long-term liabilities	514	517
Total liabilities	5,749	6,599

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 3,750 shares
issued and outstanding	-	-
Series H Convertible Preferred Stock, 16,000,000 shares authorized, 12,477,851 and 13,912,372 shares
issued and outstanding, respectively	12	14
Common stock, $0.001, 150,000,000 shares authorized, 14,610,848 and 10,397,222 shares
issued and outstanding, respectively	15	10
Additional paid in capital	70,436	69,930
Accumulated deficit	(75,582)	(76,674)
Other comprehensive income	1	502
Total stockholders' deficit	(5,118)	(6,218)
Total liabilities and stockholders' deficit	$631	$381

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005
OPERATING REVENUES:
Carrier services	$2,942	$1,446	$5,257	$2,215
Network services	5	74	13	147

Total operating revenues	2,947	1,520	5,270	2,362

OPERATING EXPENSES:
Cost of services (exclusive of depreciation
and amortization, shown below)	2,769	1,422	5,009	2,194
Selling, general and administrative	158	82	365	306
Legal and professional fees	55	40	75	305
Non-cash issuance of common stock and warrants for services	66	591	80	591
Non-cash stock-based compensation, employees	-	474	180	474
Bad debt	-	4	-	4
Depreciation and amortization	26	24	48	47

Total operating expenses	3,074	2,637	5,757	3,921

OPERATING (LOSS)	(127)	(1,117)	(487)	(1,559)

OTHER INCOME (EXPENSE):
Other Expense	-	4	-	4
Derivative instrument income (expense)	(53)	2,062	(57)	1,178
Debt forgiveness income	38	-	38	460
Interest expense	(28)	(43)	(54)	(77)

Total other income (expense), net	(43)	2,023	(73)	1,565

NET LOSS FROM CONTINUING OPERATIONS	(170)	906	(560)	6

DISCONTINUED OPERATIONS (NOTE 6)
Gain on disposal of discontinued operations	-	-	1,652	-
NET INCOME FROM DISCONTINUED OPERATIONS	-	-	1,652	-

NET INCOME (LOSS):	($170)	$906	$1,092	$6

LESS: PREFERRED DIVIDENDS	(54)	(38)	(95)	(76)

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	($224)	$868	$997	($70)

BASIC INCOME (LOSS) PER SHARE	($0.02)	$0.14	$0.08	($0.01)

From continuing operations	($0.02)	$0.14	($0.05)	($0.01)
From discontinued operations	$0.00	$0.00	$0.14	$0.00

DILUTED INCOME (LOSS) PER SHARE	($0.01)	($0.03)	$0.04	$0.00

From continuing operations	($0.01)	$0.04	($0.02)	$0.00
From discontinued operations	$0.00	$0.00	$0.06	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,927,793	6,346,695	11,936,566	5,088,741

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005
Net income (loss) to common stockholders	$(224)	$868	$997	$	(70)

Foreign currency translation adjustment	—	—	(501)		—

Comprehensive income (loss) to common stockholders	$(224)	$868	$496		$(70)

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended January 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$1,092	$6
Adjustments to reconcile net loss to cash used in operating activities:
Gain in disposal of discontinued operations	(1,652)	-
Debt forgiveness income	-	(460)
Depreciation and amortization	48	47
Non-cash issuance of stock grants and options, employees	180	474
Non-cash issuance of common stock and warrants for services	114	662
Provisions for losses on accounts receivables	-	4
Derivative instrument (income) expense	57	(1,178)
Changes in operating assets and liabilities:
Accounts receivable	(108)	(150)
Prepaid expenses and other	24	(42)
Accounts payable	173	130
Accrued liabilities	18	39
Net cash used in operating activities	(54)	(468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(4)	(8)
Acquisition of business	-	(8)
Net cash used in investing activities	(4)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	50	370
Payments on notes payable	-	(774)
Proceeds from factoring line of credit	150	-
Processing fees, factoring line of credit	(26)	-
Proceeds from the exercise of warrants	46	788
Principal payments on capital lease obligation	(1)	(1)
Net cash provided by financing activities	219	383
INCREASE (DECREASE) IN CASH	161	(101)
CASH AND CASH EQUIVALENTS, beginning of period	29	94
CASH AND CASH EQUIVALENTS, end of period	$190	($7)

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

NON-CASH TRANSACTIONS
Issuance of common stock for conversion of debt	$115	$733
Issuance of common stock for purchase of fixed & Intangible assets	-	24
Conversion of preferred stock to common stock	92	206

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2005, have been omitted. The Company has determined that the audited financial statements for the year ended July 31, 2005, as filed with the Securities and Exchange Commission on Form 10-KSB/A on November 2, 2005, and the Form 10-QSB for the three months ended October 31, 2005, as filed with the Securities and Exchange Commission on Form 10-QSB on December 15, 2005, should not be relied upon because they do not correctly reflect a net gain or benefit relating to embedded derivatives in certain securities. See Note 8 to the Interim Financial Statements.

Derivative financial instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option-pricing model to value the derivative instruments.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005

Net income (loss) to common shareholders, as reported	($224,000)	$868,000	$997,000	($70,000)
Add: stock based compensation determined
under intrinsic value based method	-	-	-	-
Less: stock based compensation determined
under fair value based method	-	-	(281,499)	-
Pro forma net income (loss)	($224,000)	$868,000	$715,501	($70,000)

Basic net income (loss) per common share:
As reported	($0.02)	$0.14	$0.09	($0.01)
Pro forma	($0.02)	$0.14	$0.06	($0.01)

Diluted net income (loss) per common share:
As reported	($0.01)	$0.04	$0.04	$0.00
Pro forma	($0.01)	$0.04	$0.03	$0.00

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended January 31,
	2006	2005
Expected dividends yield	0.00%	N/A
Expected stock price volatility	139%	N/A
Risk-free interest rate	4.42%	N/A
Expected life of options	3 years	N/A

During the six months ended January 31, 2006, ATSI granted 2,450,000 options to purchase common stock to employees and members of the Board of Directors with an exercise price of $0.16, the average closing price of ATSI’s stock on September 29, 2005. These options will vest over a period of three years. ATSI did not recognize any expense at the time these options were granted since the exercise price on the options was equal to the average market price at the grant date. The compensation expense determined under the fair value option method for these options was $257,275.

Additionally, during the six months ended January 31, 2006 ATSI granted 1,904,000 options to purchase common stock to employees and members of the Board of Directors with an exercise price of $0.16, the average closing price of ATSI’s stock on September 29, 2005. Seventy three percent of these options vest immediately and the remaining balances vest over three years. ATSI did not recognize any expense at the time these options were granted since the exercise price on the options was equal to the average market price at the grant date. The compensation expense determined under the fair value option method for these options was $24,224.

During the six months ended January 31, 2006, ATSI’s Board of Directors approved the issuance of 1,125,000 shares to its employees and directors and 385,709 shares to consultants with a market value of $180,000 and $78,066, respectively.

NOTE 3 - SETTLEMENT OF NOTE RECEIVABLE

On October 31, 2005, ATSI Communications, Inc. and Telemarketing de Mexico S.A de C.V. reached a “Confidential Settlement Agreement and Mutual Release”. Under the settlement agreement the parties agreed to release all claims and liabilities between the parties. ATSI agreed to release Telemarketing de Mexico S.A de C.V. of a note receivable with a balance $598,000. ATSI previously recognized an allowance for this receivable and the balance reflected in our balance sheet was $0. Additionally, as part of the settlement ATSI agreed to release 10% of ATSI Communicaciones S.A de C.V. total outstanding common stock, that was held as collateral on the note receivable.

NOTE 4 - NOTES PAYABLE

On November 1, 2004, ATSI entered into a note payable with Franklin, Cardwell & Jones, PC, for $103,454 associated with legal and professional services previously rendered. As per the terms in the note, the holder at any time after November 1, 2005 can convert all or any part of the outstanding balance and accrued and unpaid interest to shares of ATSI’s common stock equal to the amount converted divided by the product of (a) 0.90 times (b) the five-day average of the last sales of the common stock prior to the conversion day. On November 1, 2005, the holder of the note elected to convert $13,454 of the principal balance and $6,207 of the accrued interest into 66,603 common shares of ATSI. Additionally, on January 6, 2006, the holder elected to convert $20,000 of the principal balance and $1,632 of accrued interest into 98,328 common shares of ATSI stock. The promissory note payable had a maturity date of December 1, 2005 and has an annual interest rate of 6%. On December 1, 2005 Franklin, Cardwell and Jones agreed to extend the maturity date on this note until December 1, 2006.

On November 4, 2005, ATSI entered into a note payable with CSI Business Finance, Inc. for $50,000. The promissory note payable has a maturity date of November 6, 2006 and an annual interest rate of 18%. The note is secured by ATSI’s equipment, deposit accounts and accounts receivables. Beginning on December 4, 2005 the Company initiated making monthly interest payments of $750. The full principal balance on this note is due at maturity. The Company has the option of paying off the total outstanding principal balance at any time, but there’s a $10,000 early termination fee.

NOTE 5 - ACCOUNTS RECEIVABLE CREDIT FACILITY

On November 4, 2005 ATSI entered into a credit facility agreement with CSI Business Finance, Inc. Under the agreement, CSI Business Finance, Inc. committed to loan up to $150,000 secured by ATSI’s monthly receivables. The agreement expires on November 4, 2006 and it has an annual interest rate of 18%. As part of the transaction ATSI paid an application, legal and documentation fee of $6,000 and a brokerage fee of $20,000 to Corporate Strategies, Inc. As of January 31, 2006 we have fully drawn the available credit facility of $150,000.

NOTE 6 - GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS

During the six months ended January 31, 2006, ATSI recognized a gain on disposal of discontinued operations of $1,652,000. The gain on disposal of discontinued operations was associated with the sale in October 2005 of ATSI’s Mexican subsidiary, ATSIMex Personal S.A de C.V. This entity discontinued all operations in May 2003. The total liabilities of this entity, net of assets, were approximately $1,652,000 and were assumed by the purchaser.

NOTE 7 - DERIVATIVES

ATSI evaluated the application of SFAS 133 and EITF 00-19 for all of its financial instruments and identified the following financial instruments as derivatives:

1)	Note Payable, Franklin Cardwell and Jones

2)	9% Convertible Debenture;
Warrants to purchase common stock associated with the 2003 Debentures the ("2003 Debenture Warrants");

3)	Warrants to purchase common stock in connection with consulting agreements with two individuals (“Consulting Warrants”)

Based on the guidance in SFAS 133 and EITF 00-19, we concluded that all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require ATSI to bifurcate and separately account for the conversion features of the Note Payable to Franklin Cardwell and Jones, the 9% Convertible Debentures and warrants issued to consultants as embedded derivatives.

Pursuant to SFAS 133, ATSI bifurcated the conversion feature from the Note Payable to Franklin Cardwell and Jones, because the conversion price is not fixed and it’s not convertible into a fixed number of shares. Accordingly, the embedded derivative must be bifurcated and accounted for separately.

In addition, ATSI bifurcated the conversion feature from the 9% Convertible debenture and the associated warrants, since the conversion price is not fixed and it is not convertible into a fixed number of shares.

Furthermore, ATSI concluded that the exercise price and the number of shares to be issued under the “Consulting Warrants” to two individuals are fixed. However, since the 9% Convertible debenture was issued prior to these warrants and these debentures might result in issuing an indeterminate number of shares, it cannot be concluded that the Company has a sufficient number of authorized shares to settle these warrants. As such, the warrants were accounted for as derivative instrument liabilities. ATSI is required to record the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability.” The derivative liabilities were not previously classified as such in ATSI’s historical financial statements. In order to reflect these changes, ATSI will restate its financial statements for the year ended July 31, 2005 and the three months ended October 31, 2005.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of July 31, 2005 and the impact on the balance sheet and statements of operations as of January 31, 2006 is as follows:

	7/31/2005	1/31/2006	Loss
Note Payable, Franklin Cardwell and Jones	18,851	43,476	24,625
9% Convertible Debenture & warrants	-	-	-
Consulting warrants	5,353	46,293	40,940

Derivative financial instrument total:	$24,204	$89,769	$65,565

Since the conversion option for the Series D Preferred Stock is contingent, as a result of the ongoing litigation with the holders of these securities, the Series D Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency and lawsuit is resolved in the future and the holder becomes able to convert, ATSI will assess whether the conversion option meets the definition of a derivative under SFAS 133. However, as of July 31, 2003, the Series D Preferred Stock, which is carried as a current liability, is recorded at its stated redemption amount of $1,270 per share or approximately $942,000. ATSI continues to accrue dividends on the Series D Preferred Stock, pending resolution of the Company’s lawsuit. At January 31, 2006, the carrying amount of the Series D Preferred Stock was $1,204,000, including accrued dividends of $262,000.

Because the conversion option for the Series E Preferred Stock is contingent, as a result of the ongoing litigation with the holders of these securities, the Series E Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency and lawsuit is resolved in the future and the holder becomes able to convert, ATSI will assess whether the conversion option meets the definition of a derivative under SFAS 133. However, as of July 31, 2003, the Series E Preferred Stock, which is carried as a current liability, is recorded at its stated redemption amount of $1,250 per share or approximately $1,463,000. ATSI continues to accrue an amount equivalent to dividends of 6% per annum on the Series E Preferred Stock, pending resolution of the Company’s lawsuit. At January 31, 2006, the carrying amount of the Series E Preferred Stock was $1,784,703, including accrued dividends of $322,000.

NOTE 8-SUBSEQUENT EVENTS

On February 20, 2006 ATSI entered into a factoring agreement with CSI Business Finance, Inc. Under the agreement CSI Business committed to purchase up to $400,000 of ATSI’s monthly receivables. The factoring agreement is for an indefinite period of time, the factor or the company can terminate this agreement at its sole discretion at any time without cause. The factoring rate ranges from 1.25%-2.25% per factored amount. The accounts receivable factoring agreement is secured by ATSI’s accounts receivables. As of date of this filing the Company has not factored any receivables under this agreement.

On March 22, 2006, the board of directors determined that the previously issued financial statements for the fiscal year ended July 31, 2005 and for the three months ended October 31, 2005 should no longer be relied upon because they do not correctly reflect a net gain or benefit relating to embedded derivatives in certain securities issued by ATSI. The previously issued financial statements will be promptly amended and restated.

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

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and six months ended January 31, 2006 and 2005. As used in this section, the term “fiscal 2006” means the year ending July 31, 2006 and “fiscal 2005” means the year ended July 31, 2005.

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

Network Services: We provide private communication links and VoIP gateway services to multi-national and Latin American carriers and enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is currently available through their own telecommunication network. These services include data, voice and fax transmission between multiple international offices, as well as Internet and collocation services in the United States.

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

Our Retail business was launched during the first quarter of Fiscal 2005 through the acquisition of a Competitive Local Exchange Carrier (“CLEC”) based in South Texas. This acquisition has served as a gateway to reach out to the Hispanic communities residing along the US and Mexico border. Our strategy is to provide reliable and affordable local and long distance services to the underserved Hispanic community through Texas. Our entry to the retail services under our TeleFamilia brand and subsidiary will allow us to leverage our existing international VoIP network with additional services that have the potential to deliver higher margins than our wholesale international VoIP services. We have deployed various postpaid and prepaid retail services and generated approximately $52,000 in retail services revenue during the six months ended January 31, 2006.

Additionally, during the second quarter of Fiscal 2006, we expanded our NexTone’ Communications Session Controller (soft-switch) by 65% to enhance our VoIP network. This network expansion has allowed us to route our traffic more efficiently, improve our call processing, monitor quality of service and enable us to share port resources with our customers. The NexTone technology has allowed us to be more competitive and to improve our margins in our wholesale international telecommunication services. As a result of these enhancements to our VoIP Network our customer base has grown to approximately 68 customers and our revenue increased from $2,362,000 during the six months ended January 31, 2005 to $5,270,000 for the six months ended January 31, 2006.

We have had operating losses for almost every quarter since we began operations in 1994. Our operating losses from continuing operations were approximately $487,000 and $1,559,000, for the six months ended January 31, 2006 and 2005, respectively. Additionally, we had a working capital deficit of approximately $4,747,000 at January 31, 2006. We have experienced difficulty in paying our vendors and lenders on time in the past, and we expect this trend to continue over the next 12 months as we continue to build our customer base and increase our operations. Moreover, we are currently pursuing various alternatives including equity offerings, accounts receivable factoring, exchanging some portion or all of our debt for equity, and restructuring our debt to extend the maturity. However, in the event we fail to execute on our current plan or that circumstances currently unknown or unforeseen by us arise, we may not succeed in re-capitalizing the Company or be able to obtain additional funding to allow us to meet our obligations.

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

As a result of the recurring losses, negative cash flows from operations and our substantial working capital deficit, during the six months ended January 31, 2006 management continued to pursue different avenues for funding. During the six months ended January 31, 2006 we received $46,000 from the exercise of 331,084 warrants. Additionally, as mentioned on footnotes 4 and 5, on November 4, 2005 we entered into a note payable with CSI Business Finance, Inc. for $50,000 and also signed an accounts receivable credit facility with CSI Business Finance, Inc. and as of the end of the second quarter we had drawn $150,000 of this facility. The proceeds from the exercise of warrants, note payable and accounts receivable credit facility have allowed the Company to pay those operating and corporate expenses that were not covered by our current cash inflows from operations. We will continue to require additional funding until the cash inflows from operations are sufficient to cover the monthly operating expenses. There is no assurance that we will be successful in securing additional funding over the next twelve months.

Results of Operations

The following table sets forth certain items included in the Company’s results of operations in dollar mounts and as a percentage of total revenues for the three month and six month periods ended January 31, 2006 and 2005.

	Three Months Ended January 31,				Six Months Ended January 31,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
Operating revenues
Carrier services	$2,942	100%	$1,446	95%	$5,257	100%	$2,215	94%
Network services	5	0%	74	5%	13	0%	147	6%

Total operating revenues	2,947	100%	1,520	100%	5,270	100%	2,362	100%

Cost of services (Exclusive of depreciation
and amortization, shown below)	2,769	94%	1,422	94%	5,009	95%	2,194	93%

Gross Margin	178	6%	98	6%	261	5%	168	7%

Selling, general and administrative expense	158	5%	82	5%	365	7%	306	13%

Legal and professional fees	55	2%	40	3%	75	1%	305	13%

Non-cash issuance of common stock and warrants for services	66	2%	591	39%	80	2%	591	25%

Non-cash stock-based compensation, employees	-	0%	474	31%	180	3%	474	20%

Bad debt	-	0%	4	0%	-	0%	4	0%

Depreciation and amortization	26	1%	24	2%	48	1%	47	2%

Operating loss	(127)	-4%	(1,117)	-73%	(487)	-9%	(1,559)	-66%

Other Expense	-	0%	4	0%	-	0%	4	0%
Derivative instrument income (expense)	(53)	-2%	2,062	136%	(57)	-1%	1,178	50%
Debt forgiveness income	38	1%	-	0%	38	1%	460	19%
Interest expense	(28)	-1%	(43)	-3%	(54)	-1%	(77)	-3%

Net loss from continuing operations	($170)	-6%	$906	60%	($560)	-11%	$6	0%

Discontinued operations (Note 6)
Gain on disposal of discontinued operations	-	0%	-	0%	1,652	31%	-	0%
Net income from discontinued operations	-	0%	-	0%	1,652	31%	-	0

Less: preferred stock dividends	(54)	-2%	(38)	-3%	(95)	-2%	(76)	-3%

Net income (loss) applicable to common stockholders	($224)	-8%	$868	57%	$997	19%	($70)	-3%

Three Months ended January 31, 2006 Compared to Three Months ended January 31, 2005

Operating Revenues. Consolidated operating revenues increased 94% between periods from $1,520,000 for the quarter ended January 31, 2005 to $2,947,000 for the quarter ended January 31, 2006.

  Carrier services revenues increased $1,496,000, or 103% from the quarter ended January 31, 2005 to the quarter ended January 31, 2006. Our carrier traffic increased from approximately 44,725,986 minutes in the second quarter of fiscal 2005 to approximately 62,921,500 minutes in the quarter ended January 31, 2006. The increase in revenue and carrier traffic can mainly be attributed to an increase in customers during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Network services revenues decreased approximately 93% or $69,000 from the quarter ended January 31, 2005 to the quarter ended January 31, 2006. The decrease in network services revenue is primarily due to the decrease in network services customers. Currently we provide network services to only one customer.

Cost of Services. (Exclusive of depreciation and amortization) The consolidated cost of services increased by $1,347,000 or 95% from the quarter ended January 31, 2005 to the quarter ended January 31, 2006. The increase in cost of services is a direct result of the increase in carrier services revenue. As mentioned above, our carrier traffic increased from approximately 44,725,986 minutes in the second quarter of fiscal 2005 to approximately 62,921,500 minutes in the quarter ended January 31, 2006, thus increasing our cost of services between quarters. Consolidated cost of services, as a percentage of revenue remained consistent between quarters at 94%. However, as a result of the increase in total revenue our gross profit margin increased from $98,000 during the quarter ended January 31, 2005 to $178,000 during the quarter ended January 31, 2006.

Selling, General and Administrative (SG&A) Expenses (Exclusive of $474,000 in non-cash stock based compensation expense to employees recognized during fiscal 2005). SG&A expenses increased $76,000, or 93% from the quarter ended January 31, 2005 to the quarter ended January 31, 2006. The increase is primarily attributable to an adjustment of $92,000 in salaries and wages associated with a reversal of an over-accrual for services recognized during the second quarter of Fiscal 2005. We did not recognize any adjustments during the second quarter ended January 31, 2006.

Legal and professional Fees. Legal and professional fees increased $15,000, or 38% from the quarter ended January 31, 2005 to the quarter ended January 31, 2006. The increase is attributable to the recognition of approximately $15,000 in professional fees associated with arbitration with a vendor, as described in the legal proceeding section of this report. We did not incur these types of expenses during the quarter ended January 31, 2005.

Non-cash issuance of common stock and warrants for services. Non-cash issuance of common stock and warrants for services decreased by $525,000 from the quarter ended January 31, 2005 to the quarter ended January 31, 2006. The decrease is primarily due to recognition during the quarter ended January 31, 2005 of approximately $591,000 in non-cash compensation expense associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP. We did not incur these types of expenses during the quarter ended January 31, 2006.
Non-cash stock-based compensation, employees. Non-cash compensation expense to employees decreased by $474,000 from the quarter ended January 31, 2005 to the quarter ended January 31, 2006. The decrease is attributed to the recognition during the quarter ended January 31, 2005 of approximately $474,000 of non-cash compensation expense associated with the stock grants to our employees and board of directors. We did not incur these types of expenses during the quarter ended January 31, 2006.

Bad debt expense. Bad debt expense decreased by $4,000 from the quarter ended January 31, 2005 to the quarter ending January 31, 2006. During the quarter ending January 31, 2005 we recognized $4,000 in bad debt expense associated with the write-off of a receivable from a carrier services customer that ceased operations.

Depreciation and Amortization. Depreciation and amortization increased by $2,000 or 8% from the quarter ended January 31, 2005 to the quarter ended January 31, 2006. The increase in depreciation expense is attributed to the increase in port capacity in our Nextone soft-switch and the acquisitions of various computers during the second quarter of fiscal 2006.

Operating Loss. The Company’s operating loss decreased by $990,000 or 89% from the quarter ended January 31, 2005 to the quarter ended January 31, 2006. The reduction in operating loss is attributed to the increase in gross profit margin of $80,000 between quarters, the decrease between quarters in non-cash issuance of common stock and warrants expense for services of $525,000 and the decrease in non-cash stock based compensation expense to employees of $474,000.

Derivative Instruments income (expense), net. Derivative instruments income (expense) decreased by $2,115,000 from the quarter ended January 31, 2005 to the quarter ended January 31, 2006. The decrease is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Debt forgiveness income. Debt forgiveness income increased by $38,000 from the quarter ended January 31, 2005 to the quarter ended January 31, 2006. The increase is primarily due to the recognition during the quarter ended January 31, 2006 of $38,000 in debt forgiveness income associated with the settlement of debt for the issuance of common stock. This transaction was related to the settlement of $49,000 in debt with a consultant, this debt was incurred during fiscal 2000 and associated with the commissions incurred as part of the acquisition of the concession license in Mexico. The debt forgiveness income was based on the difference between the market price of ATSI equity at the time of issuance and the market price calculated at the time of the settlement of the debt.

Interest expense. Interest expense decreased by $15,000 or 35% from the quarter ended January 31, 2005 to the quarter ended January 31, 2006. The decrease can be attributed to the decrease in interest expense associated with various note payables with Recap Marketing that were fully paid during fiscal 2005. As a result during the quarter ended January 31, 2006 we did not incur any interest expense with Recap Marketing.

Net loss from continuing operations. Net loss from continuing operations increased by $1,076,000. The increase in net loss from continuing operations is attributed to the decrease of $2,115,000 in derivative instrument income between periods. The increase in net loss from continuing operations was slightly offset by the increase in gross profit margin of $80,000 between quarters, the decrease in non-cash issuance of common stock and warrant expense for services of $525,000 and the decrease in non-cash stock based compensation expense to employees of $474,000.

Preferred Stock Dividends. Preferred Stock Dividends expense increased by $16,000 or 42% between periods, from $38,000 for the quarter ended January 31, 2005 to $54,000 during the quarter ended January 31, 2006. The increase in preferred dividend expense during the quarter ended January 31, 2006 is attributed to the recognition of preferred dividend expense associated with the conversion of 1,292,048 Redeemable Preferred Series H shares to 1,550,153 shares of common stock.

Net income (loss) applicable to common stockholders. Net loss applicable to common stockholders increased by $1,092,000. The increase in net loss applicable to common stockholders is attributed to the decrease of $2,115,000 in derivative instrument income between periods. The increase in net loss applicable to common stockholders was slightly offset by the increase in gross profit margin of $80,000 between quarters, the decrease in non-cash issuance of common stock and warrant expense for services of $525,000 and the decrease in non-cash stock based compensation expense to employees of $474,000.

Six Months ended January 31, 2006 Compared to Six Months ended January 31, 2005

Operating Revenues. Consolidated operating revenues increased 123% between periods from $2,362,000 for the six months ended January 31, 2005 to $5,270,000 for the six months ended January 31, 2006.

  Carrier services revenues increased $3,042,000, or 137% from the six months ended January 31, 2005 to the six months ended January 31, 2006. Our carrier traffic increased from approximately 68,129,356 minutes in the six months ended January 31, 2005 to approximately 111,433,832 minutes in the six months ended January 31, 2006. The increase in revenue and carrier traffic can mainly be attributed to increase in customers during fiscal 2006 compared to fiscal 2005. Network services revenues decreased approximately 91% or $134,000 from the six months ended January 31, 2005 to the six months ended January 31, 2006. The decrease in network services revenue is primarily due to the decrease in network services customers.

Cost of Services. (Exclusive of depreciation and amortization) The consolidated cost of services increased by $2,815,000 or 128% from the six months ended January 31, 2005 to the six months ended January 31, 2006. The increase in cost of services is a direct result of the increase in carrier services revenue. As mentioned above, our carrier traffic increased from approximately 68,129,356 minutes in the six months ended January 31, 2005 to approximately 111,433,832 minutes in the six months ended January 31, 2006, thus increasing our cost of services between quarters. Consolidated cost of services as a percentage of sales increased from 93% in the six months of fiscal 2005 to 95% in the six months of fiscal 2006. As a result, gross margins declined from 7% of revenue in the six months of fiscal 2005 to 5% of revenue in the six months of fiscal 2006. However, as a result of the increase in total revenue our gross profit margin increased from $168,000 during the period ended January 31, 2005 to $261,000 during the quarter ended January 31, 2006.

Selling, General and Administrative (SG&A) Expenses (Exclusive of $180,000 and $474,000 in non-cash stock based compensation expense to employees recognized during fiscal 2006 and 2005, respectively). SG&A expenses increased $59,000, or 19% from the six months ended January 31, 2005 to the six months ended January 31, 2006. The increase is primarily attributable to an adjustment of $92,000 in salaries and wages and a reversal of an over-accrual for services recognized during the second quarter of Fiscal 2005. We did not recognize any adjustments during the second quarter ended January 31, 2006.

Legal and professional Fees. Legal and professional fees decreased $230,000, or 75% from the six months ended January 31, 2005 to the six months ended January 31, 2006.  The decrease is attributable to the recognition of approximately $150,000 in professional fees associated with a marketing campaign that commenced during the six months ended January 31, 2005. Additionally, during the six months ended January 31, 2005 we recognized approximately $90,000 in legal fees associated with a lawsuit filed by the Company for stock fraud and manipulation by various institutions, as described in the legal proceeding section of this report. We did not incur these types of expenses during the six months ended January 31, 2006.

Non-cash issuance of common stock and warrants for services. Non-cash issuance of common stock and warrants for services decreased by $511,000 from the six months ended January 31, 2005 to the six months ended January 31, 2006. The decrease is primarily due to recognition during the quarter ended January 31, 2005 of approximately $591,000 in non-cash compensation expense associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP. We did not incur these types of expenses during the six months ended January 31, 2006.

Non-cash stock-based compensation, employees. Non-cash compensation expense to employees decreased by $294,000 from the six months ended January 31, 2005 to the six months ended January 31, 2006. The decrease is attributed to the recognition during the six months ended January 31, 2005 of approximately $474,000 of non-cash compensation expense associated with the stock grants to our employees and board of directors. We incurred $180,000 of non-cash compensation expense associated with the stock grants to our employees and board of directors issued during the six months ended January 31, 2006.

Bad debt expense. Bad debt expense decreased by $4,000 from the six months ended January 31, 2005 to the six months ended January 31, 2006. During the six months ended January 31, 2005 we recognized $4,000 in bad debt expense associated with the write-off of a receivable from carrier services customer that ceased operations.

Depreciation and Amortization. Depreciation and amortization increased by $1,000 or 2% from the six months ended January 31, 2005 to the six months ended January 31, 2006. The increase in depreciation expense is attributed to the increase in port capacity in our Nextone Soft-switch and the acquisition of various computers during the second quarter of fiscal 2006.

Operating Loss. The Company’s operating loss decreased by $1,072,000 or 69% from the six months ended January 31, 2005 to the six months ended January 31, 2006. The reduction in operating loss between periods is attributed to the increase in gross profit margin of $93,000; the decrease between periods in non-cash issuance of common stock and warrants expense for services of $511,000 and the decrease in non-cash stock based compensation expense to employees of $294,000 and the decrease in legal and professional fees of $230,000.

Derivative Instruments income (expense), net. Derivative instruments income (expense) decreased by $1,235,000 from the six months ended January 31, 2005 to the six months ended January 31, 2006. The decrease is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Debt forgiveness income. Debt forgiveness income decreased by 92% from $460,000 during the six months ended January 31, 2005 to $38,000 during the six months ended January 31, 2006. The decrease is primarily due to the recognition during the six months ended January 31, 2005 of $460,000 in debt forgiveness income associated with the settlement of various liabilities for the issuance of common stock. These transactions were related to the settlement of $859,500 liability with Alfonso Torres Roqueni, the former owner of the concession license that we acquired in July 2000, and the settlement of a $250,000 note payable with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director. The debt forgiveness income was based on the difference between the market price of ATSI equity at the time of issuance and the market price calculated at the time of the settlement of the debt.

Interest expense. Interest expense decreased by $23,000 or 30% from the six months ended January 31, 2005 to the six months ended January 31, 2006. The decrease can be attributed to the decrease in interest expense associated with the various note payables with Recap Marketing fully paid during fiscal 2005. As a result during the six months ended January 31, 2006 we did not incur any interest expense with Recap Marketing.

Net loss from continuing operations. Net loss from continuing operations increased by $566,000. The increase in operating loss between periods is attributed to the decrease in derivative instruments income of $1,235,000 between periods. The increase in operating loss from continuing operations was slightly offset by the increase in gross profit margin of $93,000, the decrease between periods of $511,000 in non-cash issuance of common stock and warrants expense for services and the decrease of $294,000 in non-cash stock based compensation expense to employees and the decrease between periods of $230,000 in legal and professional fees.

Net income from discontinued operations. During the six months ended January 31, 2006 we recognized a gain on disposal of discontinued operations of $1,652,000. The gain on disposal of discontinued operations arose from the sale of ATSI’s ownership in ATSIMex Personal S.A de C.V. Under the share purchase agreement the buyer acquired the total ownership and assumed all related liabilities on this entity of $1,652,000 and as a result we recognized a gain of $1,652,000.

Preferred Stock Dividends. Preferred Stock Dividends expense increased by $19,000 or 25% between periods, from $76,000 for the six months ended January 31, 2005 to $95,000 during the six months ended January 31, 2006. The increase in preferred dividend expense during the six months ended January 31, 2006 is attributed to the recognition of preferred dividend expense associated with the conversion of 1,634,562 Redeemable Preferred Series H shares to 1,961,157 shares of common stock.

Net income (loss) to Common Stockholders. During the six months ended January 31, 2006 we recognized $997,000 in net income to common stockholders, this represented an improvement of $1,067,000 from the six months ended January 31, 2005. The improvement in net income to common stockholders is primarily due to the recognition of $1,652,000 from the gain on disposal of discontinued operations associated with to the sale of ATSIMex Personal S.A de C.V. Additionally, the improvement in net income to common stockholders between periods is attributed to the increase in gross profit margin of $93,000. Further, the improvement in net loss from continuing operations is attributed to the decrease between periods of $511,000 in non-cash issuance of common stock and warrants expense for services, the decrease of $294,000 in non-cash stock based compensation expense to employees and the decrease between periods of $230,000 in legal and professional fees. The decrease in these expenses was slightly offset by the decrease during the same period in debt forgiveness income of $422,000.

Liquidity and Capital Resources

Cash Position: During the six months ended January 31, 2006, operations consumed approximately $54,000 in cash, primarily due to the operating loss offset by non-cash expenses compared to the prior period. Investing activities during the six months of fiscal 2006 consumed an additional $4,000 relating to the acquisition of various computers and routers. Financing activities during the six months of fiscal 2006 generated $219,000 in cash. This cash was primarily generated from proceeds from an accounts receivable credit facility of $150,000 and cash proceeds from a note payable of $50,000 from CSI Business Finance, Inc. as previously described in the footnotes to the financial statements. Additionally, we received $46,000 from the exercise of 331,084 warrants. These cash proceeds were offset by the $26,000 paid to Corporate Strategies, Inc. for the factoring and processing fees and the $1,000 associated with the principal payments under the lease of certain equipment. Overall, our net operating, investing and financing activities during the six months ended January 31, 2006 provided an increase of $161,000 in cash. We had a cash balance of $190,000 as of January 31, 2006.

Our current operating expenses are expected to be approximately $70,000 per month, including wages, rent, utilities, litigation fees and corporate professional fees. We will require approximately $30,000 per month to cover the deficiencies in cash from operations during Fiscal 2006. We intend to cover our initial monthly operating expenses with our available cash and the factoring of our receivables. We expect to continue conserving cash resources by paying executive compensation, fees for certain consultants and professional services with shares of our common stock. In addition, outstanding indebtedness payable to a law firm is being paid through conversions to common stock. Furthermore, we will continue to pursue additional debt and equity financings to cover our deficiencies in cash reserves. However, we presently do not have a definitive agreement in place to obtain such financing. Any additional debt or equity financing may not be available in sufficient amounts or on acceptable terms. If such financing is not available in sufficient amounts or on acceptable terms, the Company's results of operations and financial condition may be adversely affected.

Additionally, in an effort to continue to conserve cash, we are not presently paying quarterly interest and dividends on our outstanding convertible debentures and Redeemable Preferred stock. However, we have continued to accrue dividends and interest on such debentures and Redeemable Preferred stock. The increase in accrued liabilities related to the dividends and interest in arrears contributed approximately $107,000 in cash flow savings during the six months ended January 31, 2006.

Our working capital deficit was $4,474,000 as of January 31, 2006. This represents a decrease of approximately $1,144,000 from our working capital deficit at July 31, 2005. The decrease can primarily be attributed to the recognition of a gain from discontinued operations associated with the disposal of investment of $1,652,000. The gain on disposal of investment is associated with the sale of ATSI’s ownership in ATSIMex Personal S.A de C.V.

Our current liabilities include:

•	$70,000 owed to Attorneys for legal services rendered during fiscal 2004.

•	$200,000 owed to CSI Business Finance, Inc. for a factoring line of credit and a current note payable.

•
$1,204,000 associated with the Series D Cumulative preferred stock. Of this balance, $942,000 is associated with the full redemption of this security and $262,000 is related to the accrued dividends as of January 31, 2006.

•
$1,785,000 associated with the Series E Cumulative preferred stock. Of this balance, $1,465,000 is associated with the full redemption of this security and $320,000 is related to the accrued dividends as of January 31, 2006. During the fiscal year ended July 31, 2003, the Company was de-listed from AMEX and according to the terms of the Series E Cumulative preferred stock Certificate of Designation, if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX the Series E preferred stockholder could request a mandatory redemption of the total outstanding preferred stock. As of the date of this filing we have not received such redemption notice. On October 31, 2002, we filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On July 9, 2004, we filed a separate but related lawsuit in the same court against Sam Levinson and Uri Wolfson. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint in the first action as to all defendants with prejudice.  A judgment was entered in that action on September 8, 2005.  We appealed that judgment on September 20, 2005 to the United States Court of Appeals for the Second Circuit.  On April 27, 2005, the court entered a final judgment dismissing the second action with prejudice based on the February 25, 2005, decision in the first action. On May 25, 2005, we appealed the dismissal of the second action to the United States Court of Appeals for the Second Circuit. The defendants' briefs are due to be filed in both appeals on March 29, 2006, and our reply briefs are due to be filed April 12, 2006. Currently we cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

Ongoing operations

We believe that, based on our limited access to capital resources and our current cash balances, financial resources may not be available to support our ongoing operations for the next twelve months or until we are able to generate income from operations in excess of operating expenses. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue, as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations, and our ability to successfully market our services.

During the six months ended January 31, 2006, we received $150,000 from an accounts receivable credit facility, $50,000 from a Note Payable with CSI Business Finance, Inc. and $46,000 from the exercise of warrants. These funds allowed us to cover our operating expenses and other corporate expenses during the period ended January 31, 2006. Additionally, on February 20, 2006 we entered into a factoring agreement with CSI Business Finance, Inc. Under the agreement, CSI Business committed to purchase up to $400,000 of ATSI’s monthly receivables. As our ongoing operations require, we will factor our receivables under this new agreement. Currently we have not factored any receivables under the new arrangement.

We will continue to pursue cost cutting or expense deferral strategies in order to conserve working capital. These strategies will limit the implementation of our business plan and increase our future liabilities. We are dependent on our operations and the proceeds from future debt or equity investments to fund our operations and fully implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which will have a material adverse effect on our anticipated results from operations and our financial condition. Alternatively, we may seek interim financing in the form of private placement of debt or equity securities. Such interim financing may not be available in the amounts or at the time when it is required, and will likely not be on terms favorable to the Company.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 31, 2002, we filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On July 9, 2004, we filed a separate but related lawsuit in the same court against Sam Levinson and Uri Wolfson. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint in the first action as to all defendants with prejudice.  A judgment was entered in that action on September 8, 2005.  We appealed that judgment on September 20, 2005 to the United States Court of Appeals for the Second Circuit.  On April 27, 2005, the court entered a final judgment dismissing the second action with prejudice based on the February 25, 2005 decision in the first action. On May 25, 2005, we appealed the dismissal of the second action to the United States Court of Appeals for the Second Circuit. The defendants' briefs are due to be filed in both appeals on March 29, 2006, and our reply briefs are due to be filed April 12, 2006. Currently we cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

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

On June 17, 2005, ATSI Communications, Inc. filed an arbitration claim against Ntera Holdings, Inc. for $100,000 and attorney’s fees. The claim is associated with a dispute over alleged debt incurred under a Reciprocal Network Carrier Service Agreement between the parties. On July 7, 2005 Ntera Holdings, Inc. filed a counterclaim. Under the arbitration claim we are not disputing all of the alleged indebtedness but we are alleging the offset of services and that the payment should be in the form of exchange of services, as implied in the Reciprocal Network Carrier Service Agreement with Ntera Holdings, Inc. Currently we can not predict the result of the arbitration or the financial impact on our ongoing operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 25, 2005, we issued 180,272 shares of our common stock to Nextone Communications, Inc. as a payment of $58,000 on the principal balance associated with the Nextone soft Switch. Additionally, we issued 69,180 and 95,238 common shares to Vianet Communications, Inc. on August 23, 2005 and September 14, 2005, respectively, as part of the settlement agreement for certain litigation. The shares issued to Nextone Communications, Inc. and Vianet Communications, Inc. were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act because of the limited size of the group, the absence of public solicitation or advertising, and restrictions on resale of the shares.

Additionally, we issued 66,603 and 98,328 common shares to Franklin, Cardwell and Jones on November 1, 2005 and January 6, 2006, respectively, for a payment of $10,000 of accrued interest and principal payment of $33,000 on the current note payable. The shares issued to Franklin, Cardwell and Jones were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act because of the limited size of the group, the absence of public solicitation or advertising, and restrictions on resale of the shares.

On December 2, 2005, we issued 50,000 shares of our common stock to Carlos Kauachi/Dean Witter Reynolds as a settlement of debt of $49,000 associated with the commissions incurred as part of the acquisition of the concession license in Mexico during fiscal 2000. The shares issued to Carlos Kauachi/Dean Witter Reynolds were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act because of the limited size of the group, the absence of public solicitation or advertising, and restrictions on resale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of January 31, 2006, the Company was in arrears with respect to the declaration of the following dividends payable on outstanding shares of its Preferred Stock:

Series A Cumulative Preferred Stock	$200,000
Series D Cumulative Preferred Stock	262,000
Series E Cumulative Preferred Stock	320,000
TOTAL	$782,000

ITEM 5. OTHER INFORMATION

On January 31, 2006, we received comments from the Securities and Exchange Commission to our Annual Report on Form 10-KSB for the year ended July 31, 2005 and our Quarterly Report on Form 10-QSB for the three months ended October 31, 2005. One of the comments relates to the separate valuation of and accounting for the embedded derivative obligation in our promissory note payable to Franklin, Cardwell & Jones and other outstanding securities. On March 21, 2006, our board of directors determined that the previously issued financial statements for the fiscal year ended July 31, 2005 and for the three months ended October 31, 2005 should no longer be relied upon because they do not correctly reflect a net gain or benefit relating to the embedded derivatives in such instruments. The board of directors has reviewed the accounting treatment of its convertible securities with the Company’s independent accountants and intends to promptly amend and restate any affected financial statements previously filed with the Securities and Exchange Commission.

ITEM 6. EXHIBITS

(a)     Exhibits: The following documents are filed as exhibits to this report.

Exhibit Number	Description

10.1	Confidential Settlement Agreement and Mutual release dated December 2, 2005 between ATSI Communications, Inc. and Carlos Kauachi/Dean Witter Reynolds.

10.2	Factoring Agreement dated February 20, 2006 between ATSI Communications, Inc. and CSI Business Finance, Inc.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following Current Reports on Form 8-K were filed during the second quarter of fiscal 2006.

On November 1, 2005, we filed a Current Report on Form 8-K under Item 3 the issuance of 66,603 shares of our common stock, $.001 par value per share to Franklin, Cardwell & Jones pursuant to the partial conversion of principal of and accrued and unpaid interest on a promissory note dated November 1, 2004.

On January 6, 2006, we filed a Current Report on Form 8-K under Item 3 the issuance of 98,328 shares of our common stock, $.001 par value per share to Franklin, Cardwell & Jones pursuant to the partial conversion of principal of and accrued and unpaid interest on a promissory note dated November 1, 2004.

On February 1, 2006 we filed a Current Report on Form 8-K reporting under Item 8 the formation of a new wholly owned subsidiary, Digerati Networks, Inc. Digerati Networks will market the Company’s VoIP services with the goal of achieving a leadership position in the industry while building brand and name recognition.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC.
(Registrant)
Date: March 22, 2006	By:	/s/ Arthur L. Smith
Arthur L. Smith
Title: President and Chief Executive Officer

Date: March 22, 2006	By:	/s/ Antonio Estrada
Antonio Estrada
Title: Corporate Controller (Principal Accounting and Principal Financial Officer)