Form 10QSB/A
period 2005-04-30
ATSI COMMUNICATIONS INC/DE
filed 2006-04-14
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _________________

Commission File Number 001-15687

ATSI COMMUNICATIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	74-2849995
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB/A
FOR THE QUARTER ENDED APRIL 30, 2005

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheet as of April 30, 2005	1
Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2005 and 2004	2

Statement Regarding This Amendment

This amendment to the Form 10-QSB for the period ended April 30, 2005, as previously filed on June 14, 2005 includes restated financial statements to properly reflect the warrants issued to consultants, the conversion features of the Note Payable to Franklin Cardwell & Jones and the accounting of the 9% Convertible Debentures and associated warrants as derivative instrument liabilities instead of as equity. Additionally, the embedded conversion features of the Note Payable to Franklin Cardwell and Jones and the embedded conversion features of the 9% Convertible Debentures and warrants related to the debt, have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. We have added footnote 6 further explaining the derivative instrument liabilities and provided information on subsequent changes. In addition, we have modified the estimated volatility used in the Black-Scholes option pricing model used to value the warrants issued to consultants, the warrants issued to the 9% Convertible Debentures holders and the conversion features embedded in our Note Payable to Franklin, Cardwell & Jones and 9% Convertible Debentures.

We are required to record the fair value of the conversion features and the warrants on our balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability.” The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility; on our consolidated statement of operations for the quarter and nine months ended April 30, 2005, was a increase in our net income attributable to common shareholders of $347,000 and $72,000, respectively. The effect on our consolidated balance sheet as of April 30, 2005 was a net decrease in stockholders equity of $398,000.

We have also recorded an additional liability and a corresponding adjustment of $404,774 to additional paid in capital to present our Series E Convertible Preferred Stock at its full redemption value of $1,463,000.

In all other material respects, this Amended Quarterly Report on Form 10-QSB is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on June 14, 2005. This amendment should also be read in conjunction with our amended Annual Report on Form 10-KSB/A for the fiscal year ended July 31, 2005 and our Quarterly Reports on Form 10-QSB/A for the quarters ended October 31, 2005 and January 31, 2006, together with any subsequent amendments thereof.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (RESTATED)
(in thousands, except share information)
April 30,
2005
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$63
Accounts receivable	145
Prepaid & other current assets	44
Total current assets	252

PROPERTY AND EQUIPMENT	228
Less - accumulated depreciation	(65)
Net property and equipment	163

OTHER ASSETS
Intangible assets, net of accumulated amortization of $24	8

OTHER ASSETS, net
Note receivable	-
Investment in joint venture	-
Total assets	$423

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$506
Accrued liabilities	558
Current portion of obligation under capital leases	3
Notes payable, related party	24
Notes payable, Franklin, Cardwell & Jones	77
Convertible debentures	234
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and outstanding	1,171
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,170 shares issued and outstanding	1,732
Derivative financial instrument liabilities	23
Liabilities from discontinued operations, net of assets	1,152
Total current liabilities	5,480

LONG-TERM LIABILITIES:
Notes payable	500
Obligation under capital leases, less current portion	9
Other	8
Total long-term liabilities	517

STOCKHOLDERS' DEFICIT:
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 3,750 issued
and outstanding	-
Series H Convertible Preferred Stock, 16,000,000 shares authorized, 13,912,572 issued
and outstanding	14
Common stock, $0.001, 150,000,000 shares authorized, 9,514,190 issued and outstanding	10
Additional paid in capital	66,771
Accumulated deficit	(72,871)
Other comprehensive income	502
Total stockholders' deficit	(5,574)
Total liabilities and stockholders' deficit	$423
See accompanying summary of accounting policies and notes to financial statements.

 ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
(in thousands, except share information)
(unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Services
Carrier services	$1,727	$484	$3,943	$726
Network services	70	77	217	161

Total operating revenues	1,797	561	4,160	887

OPERATING EXPENSES:
Cost of services (exclusive of depreciation
and amortization, shown below)	1,660	501	3,854	768
Selling, general and administrative expense (exclusive of legal and professional fees,
non cash stock compensation to employees and warrants for services, shown below)	139	164	314	413
Legal and professional fees	60	52	365	201
Non-cash issuance of common stock and warrants for services	-	-	533	30
Non-cash stock-based compensation, employees	-	-	474	-
Bad debt expense	-	-	4	4
Depreciation and amortization	32	6	79	6

Total operating expenses	1,891	723	5,623	1,422

OPERATING INCOME (LOSS)	(94)	(162)	(1,463)	(535)

OTHER INCOME (EXPENSE):
Other income (expense)	9	-	13	1
Debt forgiveness income	-	-	460	-
Gain on disposal of investment	12,104	-	12,104	-
Gain from sale of assets	-	25	-	25
Loss on an unconsolidated affiliate	-	(25)	-	(85)
Gain (loss) on derivative instrument liabilities	135	-	(317)	-
Interest income (expense)	11	(32)	(68)	(90)

Total other income (expense)	12,259	(32)	12,192	(149)

NET INCOME (LOSS)	12,165	(194)	10,729	(684)

LESS: PREFERRED DIVIDENDS	(38)	(82)	(114)	(268)

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$12,127	($276)	$10,615	($952)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$1.39	($0.23)	$1.69	($0.88)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,719,307	1,174,662	6,272,332	1,081,806

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (RESTATED)
(in thousands)
(unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004
Net income (loss) to common stockholders	$12,127	($276)	$10,615	($952)

Foreign currency translation adjustment	-	-	-	-

Comprehensive income (loss) to common stockholders	$12,127	($276)	$10,615	($952)

See accompanying summary of accounting policies and notes to financial statements.

  ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(in thousands)
(unaudited)

	Nine months ended April 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$10,729	($684)
Adjustments to net income (loss):
Gain on disposal of investment	(12,104)	-
Debt forgiveness income	(460)	-
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	79	6
Loss on an unconsolidated affiliate	-	85
Non-cash issuance of stock grants and options, employees	474	-
Non-cash issuance of common stock and warrants for services	533	32
Provision for losses on accounts receivable	4	4
Loss on derivative instrument liability	317	-
Changes in operating assets and liabilities:
Increase in
Accounts receivable	(120)	(11)
Prepaid expenses and other	(18)	(21)
Increase in
Accounts payable	62	116
Accrued liabilities	77	86
Net cash used in operating activities	(427)	(387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(8)	-
Cash proceeds from sale of ATSICOM	-	187
Investment in joint venture in ATSICOM	-	(47)
Acquisition of business	(8)	-
Net cash (used in) provided by investing activities	(16)	140

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	810	215
Payments on notes payable	(810)	(6)
Proceeds from the exercise of warrants	414	-
Principal payments on capital lease obligation	(2)	-
Net cash provided by financing activities	412	209
DECREASE IN CASH	(31)	(38)
CASH AND CASH EQUIVALENTS, beginning of period	94	140
CASH AND CASH EQUIVALENTS, end of period	$63	$102

NON-CASH TRANSACTIONS
Issuance of common stock for conversion of debt	$829	$-
Issuance of common stock for purchase of intangible assets	24	-
Fair value of the derivative instrument	26	6,569
Change in derivative liabilities on warrants exercised	1,668	1,668

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of ATSI Communications Inc. filed with the SEC on Form 10-K for the year ended July 31, 2004. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company amended this quarterly report to reflect a net loss for the period ended April 30, 2005, related to embedded derivatives in certain securities. See Note 6 to the Financial Statements.

Derivative financial instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, ATSI uses the Black-Scholes option-pricing model to value the derivative instruments.

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

NOTE 2 - STOCK BASED COMPENSATION

ATSI accounts for its employee stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. ATSI granted 2,104,001 options to purchase common stock to employees in the nine months ending April 30, 2005. Sixty percent of these options vest immediately and the remaining balance vest over three years. ATSI recorded compensation expense of $42,000 under the intrinsic value method during the nine months ended April 30, 2005.

The following table illustrates the effect on net loss and net loss per share if ATSI had applied the fair value provisions of FASB Statement No.123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

		Three months ended April 30,		Nine months ended April 30,
		2005	2004	2005	2004
		(Restated)
Net income (loss) to common
shareholders, as reported		$12,127,000	($276,000)	$10,615,000	($952,000)
Add:	stock based compensation determined under-the intrinsic value-based method	-	-	42,080
Less:	stock based compensation determined under-the fair value-based method	-		(1,000,493)
Pro forma net income (loss)		$12,127,000	($276,000)	$9,656,587	($952,000)

Basic and diluted net income (loss) per share
As reported		$1.39	($0.23)	$1.69	($0.88)
Pro forma		$1.39	($0.23)	$1.54	($0.88)

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended April 30,

	2005	2004
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	126%	248%
Risk-free interest rate	2%	2%
Expected life of options	1-3 years	1-3 years

Additionally, during the nine months ended April 30, 2005, ATSI issued 900,000 shares to its employees and 333,170 shares to consultants with a market value of $432,000 and $132,240, respectively.

NOTE 3 - GAIN ON DISPOSAL OF INVESTMENT

During the quarter ending April 30, 2005 ATSI recognized a gain on disposal of investment of approximately $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI’s subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries were ATSI’s primary operating companies and they have ceased operations. These bankruptcies did not include ATSI Communications, Inc., the reporting entity. On July 2, 2003, the U.S. Bankruptcy Court handling the Chapter 7 cases for ATSI Texas and TeleSpan approved the sale of two of their subsidiaries, ATSI de Mexico S.A de C.V. (ATSI Mexico) and Servicios de Infraestructura S.A de C.V. (SINFRA), to Latingroup Ventures, L.L.C. (LGV), a non-related party. Under the purchase agreement LGV acquired all the communication center assets and assumed all related liabilities. Additionally, under the agreement, LGV acquired the “Comercializadora” License owned by ATSI Mexico and the Teleport and Satellite Network License and the 20-year Packet Switching Network license owned by SINFRA. The Chapter 7 Bankruptcy Trustee received $17,500, which represents all the proceeds from the sale of these entities. The Chapter 7 Bankruptcy Trustee has managed the designation of these funds for the benefit of the creditors of ATSI Texas and TeleSpan. Upon liquidation of all the assets owned by ATSI Texas and TeleSpan, the Chapter 7 Trustee will manage all claims with the related creditors. ATSI did not receive any creditor objections to these court proceedings.

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

NOTE 4 - NOTES PAYABLE

During the nine months of fiscal 2005, ATSI borrowed a total of $414,000 from Recap Marketing & Consulting, LLP and entered into a series of unsecured convertible promissory notes bearing interest at the rate of 12% per annum, with the following maturity dates:

Origination Date	Amount	Maturity Date

August 23, 2004	$25,000	August 23, 2005
August 30, 2004	25,000	August 30, 2005
September 15, 2004	25,000	September 15, 2005
September 20, 2004	150,000	September 20, 2005
October 8, 2004	25,000	October 8, 2005
October 12, 2004	25,000	October 12, 2005
October 15, 2004	10,000	October 15, 2005
October 24, 2004	15,000	October 24, 2005
November 5, 2004	25,000	November 5, 2005
November 15, 2004	15,000	November 15, 2005
December 1, 2004	10,000	December 1, 2005
December 21, 2004	10,000	December 21, 2005
January 4, 2005	10,000	January 4, 2006
February 2, 2005	10,000	February 2, 2006
February 3, 2005	4,000	February 3, 2006
February 17, 2005	10,000	February 3, 2006
March 22, 2005	10,000	March 22, 2006
April 6, 2005	10,000	April 6, 2006

Total During FY2005	$414,000

On November 1, 2004, ATSI entered into a note payable with Franklin Cardwell & Jones, PC, for $103,454 associated with legal and professional services previously rendered. The promissory note payable has a maturity date of December 1, 2005 and has an annual interest rate of 6%. The note is secured by ATSI equipment and accounts receivable. Beginning November 1, 2005, the holder of the note may convert all or any part of the outstanding balance and accrued and unpaid interest to shares of ATSI’s common stock equal to the amount converted divided by the product of (a) 0. 90 times (b) the five-day average of the last sales of the common stock prior to the conversion day. The conversion feature was determined to be an embedded derivative and, accordingly, the embedded derivative portion of the value of the note is attributable to the conversion feature. The embedded derivative value at April 30, 2005, is $15,741 and is included in Derivative Financial Instrument Liabilities on the balance sheet. During the quarter end nine months ended April 30, 2005 we recognized a gain on derivative instrument liabilities of $24,138 and $10,540, respectively.

NOTE 5 - WARRANTS

On October 13, 2003, ATSI entered into consulting agreements for twelve months with certain individual affiliates of Recap Marketing & Consulting, LLP that provided for the issuance of compensation warrants to purchase a total of 3,900,000 shares of ATSI’s common stock at prices as indicated in the following table. These warrants expire on November 30, 2005. At issuance ATSI recognized $6,569,000 of non-cash compensation expense associated with the issuance of these warrants.

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

On November 1, 2004, ATSI extended the consulting agreements for an additional six months with certain individual affiliates of Recap Marketing & Consulting, LLP that provided for the issuance of compensation warrants to purchase a total of 1,000,000 shares of ATSI’s common stock at price of $0.50 per share. These warrants expire on October 31, 2005. At signing of the extension to the consulting agreements ATSI recognized $400,000 of non-cash compensation expense associated with the issuance of these warrants.

On March 1, 2005, ATSI amended the extension to the consulting agreement with certain individuals’ affiliates of Recap Marketing & Consulting, LLP and extended the agreement for an additional 12 months. The amendment to the agreements allows for the repricing of 1,250,000 compensation warrants at a new exercise price’s ranging from $0.30 per share to $0.40 per share. At signing of the amendment to the extension of the consulting agreement, ATSI recognized $0 of non-cash compensation expense associated with the issuance of these warrants.

At issuance, ATSI recognized $7,053,000 of non-cash compensation expense. In connection with the restatement, these warrants have been accounted for as derivative instruments and, accordingly, ATSI reduced compensation expense in 2004 by $483,000. The embedded derivative value is $7,360 at April 30, 2005 and is included in Derivative Financial Instrument Liabilities on the balance sheet. A corresponding gain (loss) of $0 and $106,404 is reflected in the statement of operations for the quarter ended April 30, 2004 and 2005, respectively, as loss on derivative instrument liability. Additionally, a corresponding gain (loss) of $0 and ($327,552) is reflected in the statement of operations for the nine months ended April 30, 2004 and 2005, respectively, as loss on derivative instrument liability. See Note 6.

NOTE 6 - DERIVATIVES

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

Based on the guidance in SFAS 133 and EITF 00-19, we concluded that all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require ATSI to bifurcate and separately account for the conversion features of the Note Payable to Franklin Cardwell and Jones, the 9% Convertible Debentures & warrants issued to consultants as embedded derivatives.

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

Furthermore, ATSI concluded that the exercise price and the number of shares to be issued under the “Consulting Warrants” to two individuals are fixed. However, since the 9% Convertible debenture was issued prior to these warrants and these debentures might result in issuing an indeterminate number of shares, it cannot be concluded that the Company has a sufficient number of authorized shares to settle these warrants. As such, the warrants were accounted for as derivative instrument liabilities. ATSI is required to record the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability.” The derivative liabilities were not previously classified as such in ATSI’s historical financial statements. In order to reflect these changes, ATSI has restated its financial statements for the year ended July 31, 2005 and the three months ended April 31, 2005, October 31, 2005 and January 31, 2006.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of April 30, 2005 and July 31, 2004 as follows:

	Embedded derivative liability balance		Net Change
	4/30/2005	7/31/2004	in value
Note Payable, Franklin Cardwell and Jones	$15,741	-	$15,741
9% Convertible Debenture & warrants	6	10,503	(10,497)
Consulting warrants	7,360	1,338,375	(1,331,015)

Total:	$23,107	$1,348,878	($1,325,771)

And the impact on the statements of operations as the quarter and nine months ended of April 30, 2005 and 2004 as follows:

Gain (loss) on embedded derivative liabilities:	Three months ended April 30,		Nine months ended April 30,
	4/30/2005	4/30/2004	4/30/2005	4/30/2004
Note Payable, Franklin Cardwell and Jones	$24,138	-	$10,540	-
9% Convertible Debenture & warrants	4,280	-	10,495	-
Consulting warrants	106,404	-	(337,552)	-

Total gain (loss) on embedded derivative liabilities:	$134,822	-	($316,517)	-

Since the conversion option for the Series D Preferred Stock is contingent, as a result of the ongoing litigation with the holders of these securities, the Series D Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency and lawsuit is resolved in the future and the holder becomes able to convert, ATSI will assess whether the conversion option meets the definition of a derivative under SFAS 133. However, as of July 31, 2003, the Series D Preferred Stock, which is carried as a current liability, is recorded at its stated redemption amount of $1,270 per share or approximately $942,000. ATSI continues to accrue dividends on the Series D Preferred Stock, pending resolution of the Company’s lawsuit. At April 30, 2005, the carrying amount of the Series D Preferred Stock was $1,171,000, including accrued dividends of $229,000.

Because the conversion option for the Series E Preferred Stock is contingent, as a result of the ongoing litigation with the holders of these securities, the Series E Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency and lawsuit is resolved in the future and the holder becomes able to convert, ATSI will assess whether the conversion option meets the definition of a derivative under SFAS 133. However, as of July 31, 2003, the Series E Preferred Stock, which is carried as a current liability, is recorded at its stated redemption amount of $1,250 per share or approximately $1,463,000. ATSI continues to accrue an amount equivalent to dividends of 6% per annum on the Series E Preferred Stock, pending resolution of the Company’s lawsuit. At April 30, 2005, the carrying amount of the Series E Preferred Stock was $1,732,000, including accrued dividends of $269,000.

NOTE 7 - RESTATEMENT

ATSI has restated its 2005 and 2004 quarterly financial statement from amounts previously reported. ATSI has determined that certain financial instruments issued by the Company contain features that require the Company to account for these features as derivative instruments. Accordingly, warrants issued to consultants, the conversion features of the Note Payable to Franklin Cardwell and Jones & the 9% Convertible Debentures and associated warrants have been accounted for as derivative instrument liabilities rather than as equity. Additionally, the embedded conversion features of the Note Payable to Franklin Cardwell & Jones and the embedded conversion features of the 9% Convertible Debentures and warrants related to the debt, have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. Note 7 was added to disclose the derivative instrument liabilities and provided information on subsequent changes. In addition, ATSI has modified the estimated volatility used in the Black-Scholes option pricing model used to value the warrants issued to consultants, the warrants issued to the 9% Convertible Debentures holders and the conversion features embedded in the note payable to Franklin, Cardwell & Jones and 9% Convertible Debentures.

ATSI is required to record the fair value of the conversion features and the warrants on the balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative instrument liabilities.” The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on the consolidated statement of operations for the quarter and nine months ended April 30, 2005, was an increase in the net income attributable to common shareholders of $347,000 and $72,000, respectively. Basic and diluted earnings per share attributable to common shareholders for the quarter and nine months ended April 30, 2005 increased by $0.04 and $0.01, respectively. The effect on the consolidated balance sheet as of April 30, 2005 was a decrease in stockholders equity of $398,000.

In all other material respects, the financial statements are unchanged. Following is a summary of the restatement adjustments:

	For the three months ended April 30, 2005			For the three months ended April 30, 2004
	(in thousands, except share information)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Summary Balance Sheet

Total assets	$423	-	$423	$865	-	$865

Pre-petition Liabilities of bankrupt subsidiaries, net of assets	-	-	-	12,354	-	12,354
Accounts payable	506	-	506	427	-	427
Accrued liabilities	520	38	558	2,472	12	2,484
Current portion of obligation under capital leases	3	-	3	-	-	-
Notes payable	24	-	24	654	-	654
Notes payable, Franklin Cardwell & Jones	104	(27)	77	-	-	-
Convertible debentures	275	(41)	234	275	(41)	234
Series D Cumulative Preferred Stock	1,171	-	1,171	1,126	-	1,126
Series E Cumulative Preferred Stock	1,327	405	1,732	1,257	405	1,662
Derivative financial instrument liabilities	-	23	23	-	38	38
Liabilities from discontinued operations	1,152	-	1,152	1,152	-	1,152

Total current liabilities	5,082	398	5,480	19,717	414	20,131

Total long-term liabilities	517	-	517	52	-	52

Series A preferred stock	-	-	-	-	-	-
Series H preferred stock	14	-	14	-	-	-
Common stock	10	-	10	144	-	144
Additional paid in capital	72,185	(5,414)	66,771	61,201	(405)	60,796
Accumulated deficit	(77,887)	5,016	(72,871)	(80,751)	(9)	(80,760)
Other comprehensive income	502	-	502	502	-	502

Total Stockholder's deficit	(5,176)	(398)	(5,574)	(18,904)	(414)	(19,318)

Total liabilities and stockholder's deficit	$423	-	$423	$865	-	$865

Summary statements of operations

Revenues	$1,797	-	$1,797	$561	-	$561
Operating expenses, COGS & depreciation	2,112	(221)	1,891	723	-	723
Operating loss	(315)	221	(94)	(162)	-	(162)
Other Income	12,133	126	12,259	(29)	(3)	(32)
Net income (loss) from continuing operations	11,818	347	12,165	(191)	(3)	(194)
Net income from discontinued operations	-		-
Preferred Dividends	(38)	-	(38)	(82)	-	(82)
Net income (loss) to common stockholders	$11,780	347	$12,127	($273)	(3)	($276)

Basic Earnings (loss) per share	$1.35	$0.04	$1.39	($0.23)	$0.00	($0.23)
Diluted Earnings (loss) per share	$1.35	$0.04	$1.39	($0.23)	$0.00	($0.23)

	For the nine months ended April 30, 2005			For the nine months ended April 30, 2004
	(in thousands, except share information)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Summary statements of operations

Revenues	$4,160	-	$4,160	$887	-	$887
Operating expenses, COGS & depreciation	6,034	(411)	5,623	1,422	-	1,422
Operating loss	(1,874)	411	(1,463)	(535)	-	(535)
Other Income	12,531	(339)	12,192	(141)	(8)	(149)
Net income (loss) from continuing operations	10,657	72	10,729	(676)	(8)	(684)
Net income from discontinued operations	-		-
Preferred Dividends	(114)	-	(114)	(268)	-	(268)
Net income (loss) to common stockholders	$10,543	72	$10,615	($944)	(8)	($952)

Basic Earnings (loss) per share	$1.68	$0.01	$1.69	($0.87)	($0.01)	($0.88)
Diluted Earnings (loss) per share	$1.68	$0.01	$1.69	($0.87)	($0.01)	($0.88)

NOTE 8 - SETTLEMENT AND RESTRUCTURING OF DEBT

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

NOTE 9 - ACQUISITION OF A LOCAL EXCHANGE CARRIER COMPANY

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: This Quarterly Report on Form 10-QSB/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the Additional Risk Factors section of the Annual Report Form 10-K and other documents filed with the Securities and Exchange Commission. Therefore, these types of statements may prove to be incorrect.

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and nine months ended April 30, 2005 and 2004. As used in this section, the term “fiscal 2005” means the year ending July 31, 2005 and “fiscal 2004” means the year ended July 31, 2004.

General

We are an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services. Our current operations consist of providing digital voice communications over data networks and the Internet using Voice-over-Internet-Protocol (“VoIP”). We provide high quality voice and enhanced telecommunication services to carriers, telephony resellers and other VoIP carriers through various agreements with local service providers in the United States, Mexico, Asia, the Middle East and Latin America utilizing VoIP telephony services. Our services are as follows:

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

Network Services: We offer private communication links for multi-national and Latin American corporations or enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is available through public networks. These services include data, voice and fax transmission as well as Internet services between the customers multiple international offices and branches

On August 1, 2004, we acquired a Local Exchange Carrier (“CLEC”) based in South Texas. This acquisition served as a gateway to reach out to the Hispanic communities residing along the US and Mexico border. Our strategy is to provide reliable and affordable local and long distance services to the underserved Hispanic community through Texas. Our entry to the retail services under our TeleFamilia brand and subsidiary will allow us to leverage our existing international VoIP network with additional services that have the potential to deliver higher margins than our wholesale international VoIP services. We have deployed various postpaid and prepaid retail services and generated approximately $72,500 in retail services revenue during the nine months ended April 30, 2005.

We have incurred operating losses and deficiencies in operating cash flows in each year since our inception in 1994 and expect our losses to continue through July 31, 2005. We had an operating loss of $1,463,000, for the nine months ended April 30, 2005 and a working capital deficit of $5,228,000 at April 30, 2005. Due to such recurring losses, as well as the negative cash flows generated from our operations and our substantial working capital deficit, the auditor’s opinion on our financial statements as of July 31, 2004 calls attention to substantial doubts about our ability to continue as a going concern. This means that there is substantial doubt that we will be able to continue in business through July 31, 2005.

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

	Three months ended April 30,				Nine months ended April 30,
	2005		2004		2005		2004
	(Unaudited)
	$	%	$	%	$	%	$	%
Operating revenues
Services
Carrier services	$1,727	96%	$484	86%	$3,943	95%	$726	82%
Network services	70	4%	77	14%	217	5%	161	18%

Total operating revenues	1,797	100%	561	100%	4,160	100%	887	100%

Cost of services (Exclusive of depreciation and amortization, shown below)	1,660	92%	501	89%	3,854	93%	768	87%

Gross Margin	137	8%	60	11%	306	7%	119	13%

Selling, general and administrative expense (exclusive of legal and professional fees,
non cash stock compensation to employees and warrants for services, shown below)	139	8%	164	29%	314	8%	413	47%

Legal and professional fees	60	3%	52	9%	365	9%	201	23%

Non-cash issuance of common stock and warrants for services	-	0%	-	0%	533	13%	30	3%

Non-cash stock-based compensation, employees	-	0%	-	0%	474	11%	-	0%

Bad debt expense	-	0%	-	0%	4	0%	4	0%

Depreciation and amortization	32	2%	6	1%	79	2%	6	1%

Operating income (loss)	(94)	-5%	(162)	-29%	(1,463)	-35%	(535)	-60%

Debt forgiveness income	-	0%	-	0%	460	11%	-	0%
Gain on disposal of investment	12,104	674%	-	0%	12,104	291%	-	0%
Gain (loss) on derivative instrument liabilities	135	8%	-	0%	(317)	-8%	-	0%
Other income (expense)	20	1%	(32)	-6%	(55)	-1%	(149)	-17%

Net income (loss)	12,165	677%	(194)	-35%	10,729	258%	(684)	-77%

Less: preferred stock dividends	(38)	-2%	(82)	-15%	(114)	-3%	(268)	-30%

Net income (loss) to applicable to common shareholders	$12,127	675%	($276)	-49%	$10,615	255%	($952)	-107%

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

Selling, General and Administrative (SG&A) Expenses. (exclusive of legal and professional fees, non-cash stock compensation to employees and common stock and warrants for services). SG&A expenses decreased by approximately $25,000, or 15% from the quarter ended April 30, 2004 to the quarter ended April 30, 2005. The decrease is attributable to an adjustment of $16,408 in salaries and wages and a reversal of an over-accrual for services previously recognized.

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

Operating Income (Loss). The Company’s operating income (loss) improved by approximately $68,000 or 42% from the quarter ended April 30, 2004 to the quarter ended April 30, 2005. The improvement in operating income (loss) is attributed to increase in gross profit margin of $77,000 and decrease in SG&A of $25,000 from the quarter ended April 30, 2004 to the quarter ended April 30, 2005. The increase in gross profit margin and decrease in SG&A was slightly offset by the increase in depreciation of $26,000 between periods.

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

Gain (loss) on derivative instruments liabilities, net. The Company recognized a gain on derivative instruments of $135,000 during the quarter ended April 30, 2005 compared to a gain of $0 during the quarter ended April 30, 2004, an increase of $135,000. The increase is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Other income (expense). Other (expense) decreased by approximately $52,000 or 163% from the quarter ended April 30, 2004 to the quarter ended April 30, 2005. The decrease in other income (expense) is attributed to the decrease in loss in investment in ATSICOM of approximately $25,000 recognized during the quarter ended April 30, 2004 associated with our portion of the losses on our investment in ATSICOM. During the quarter ended April 30, 2005 the Company did not recognized any loss associated to ATSICOM.

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

      Net income (loss) to Common Stockholders. The net income (loss) for the quarter ended April 30, 2005 decrease to $12,127,000 net income from $276,000 net (loss) for the quarter ended April 30, 2004. The improvement in net income (loss) to common stockholders is mainly attributed to the recognition of a gain on disposal of investment of $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI’s subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries have ceased operations. Additionally, the improvement in net income (loss) is attributed to increase in gross profit margin of $77,000 and decrease in SG&A of $25,000 from the quarter ended April 30, 2004 to the quarter ended April 30, 2005. The increase in gross profit margin and decrease in SG&A was slightly offset by the increase in depreciation of $26,000 between periods.

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

Selling, General and Administrative (SG&A) Expenses. (exclusive of legal and professional fees, non-cash stock compensation to employees and common stock and warrants for services). SG&A expenses decreased by approximately $99,000, or 24% from the nine months ended April 30, 2004 to the nine months ended April 30, 2005. The decrease is attributable to an adjustment of $108,648 in salaries and wages and a reversal of an over-accrual for services previously recognized.

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

Non-cash issuance of common stock and warrants for services. Non-cash issuance of common stock and warrants for services increased by $503,000 from the nine months ended April 30, 2004 to the nine months ended April 30, 2005. This increase is primarily due to recognition of approximately $533,000 in non-cash compensation expense associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP.

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

Operating income (loss). The Company’s operating income (loss) increased by approximately $928,000 or 173% from the nine months ended April 30, 2004 to the nine months ended April 30, 2005. The increase in operating loss is attributed to the recognition of $533,000 in non-cash warrant expense associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP and the recognition of $474,000 in non-cash stock based compensation expense associated with the stock options and stock grants awarded to the company employees and board of directors. The increase in non-cash warrant and compensation expense was offset slightly by the increase in gross margin of approximately $187,000.

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

Gain (loss) on derivative instruments liabilities, net. The Company recognized a loss on derivative instruments of $317,000 during the quarter ended April 30, 2005 compared to a gain of $0 during the quarter ended April 30, 2004, an increase of $317,000. The increase is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Other income (expense). Other income (expense) decreased by approximately $94,000 or 63% from the nine months ended April 30, 2004 to the nine months ended April 30, 2005. The decrease in other income (expense) is attributed to the decrease in loss in investment in ATSICOM of approximately $85,000 recognized during the nine months ended April 30, 2004 associated with our portion of the losses on our investment in ATSICOM. During the nine months ended April 30, 2005 the Company did not incurred any loss in ATSICOM.

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

Net income ( loss) to Common Stockholders. The net income (loss) for the nine months ended April 30, 2005 improved to $10,615,000 net income from $952,000 net (loss) for the nine months ended April 30, 2004. The improvement in net income (loss) to common stockholders is mainly attributed to the recognition of a gain on disposal of investment of $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI’s subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries have ceased operations. The gain on disposal of investment was offset slightly by the recognition of $533,000 in non-cash warrant expense and $474,000 in non-cash stock based compensation expense associated with the stock options and stock grants awarded to the company employees and board of directors. Also, there was an increase in depreciation and amortization of approximately $73,000 from the nine months ended April 30, 2004 to the nine months ended April 30, 2005.

Liquidity and Capital Resources

Cash used in operating activities: During the nine months ended April 30, 2005, operations consumed approximately $427,000 in cash. This cash consumed by operations is primarily due to the recognition of $474,000 in non-cash compensation expense associated with the stock grants and stock options awarded to the employees and board of directors. Additionally, we recognized $533,000 in non-cash warrant expense associated with the consulting services agreement entered into during the second quarter of fiscal 2005. Furthermore, we recognized $317,000 as a loss on derivative instrument liabilities. We also recognized an increase in accounts payable of approximately $62,000 and an increase in accrued liabilities of approximately $77,000. The increase in accrued liabilities and accounts payable is primarily due to the company recognizing approximately $56,000 in interest expense associated with various notes and the accrual of preferred stock dividends of $114,000. Also, we recognized an increase in accounts receivables of $120,000 associated with the billing to our customers during the quarter ending April 30, 2005. We also recognized an increase in prepaid expenses for $18,000 related to the prepayments/retainers to our attorneys for legal services.

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

Overall, our net operating, investing and financing activities during the nine months ended April 30, 2005 provided a decrease of approximately $31,000 in cash balances. We had a cash balance of $63,000 as of April 30, 2005.

Our current operating expenses are expected to be approximately $70,000 per month, including wages, rent, utilities, litigation fees and corporate professional fees. We will require approximately $30,000 per month to cover the deficiencies in cash from operations during Fiscal 2005. We intend to cover our initial monthly operating expenses with our available cash and the factoring of our receivables. We expect to continue conserving cash resources by paying executive compensation, fees for certain consultants and professional services with shares of our common stock. In addition, outstanding indebtedness payable to a law firm is being paid through conversions to common stock. Furthermore, we will continue to pursue additional debt and equity financings to cover our deficiencies in cash reserves. However, we presently do not have a definitive agreement in place to obtain such financing. Any additional debt or equity financing may not be available in sufficient amounts or on acceptable terms. If such financing is not available in sufficient amounts or on acceptable terms, the Company's results of operations and financial condition may be adversely affected.

Additionally, in an effort to continue to conserve cash, we are not presently paying quarterly interest and dividends on our outstanding convertible debentures and Redeemable Preferred stock. However, we have continued to accrue dividends and interest on such debentures and Redeemable Preferred stock. The increase in accrued liabilities related to the dividends and interest in arrears contributed approximately $160,000 in cash flow savings during the nine months ended April 30, 2005.

Our working capital deficit at April 30, 2005 was approximately $5,228,000. This represents a decrease of approximately $15,448,000 from our working capital deficit at July 31, 2004. The decrease can primarily be attributed to the recognition of a gain on disposal of investment of $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI’s subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries have ceased operations. Additionally, the decrease in working capital deficit is also attributed to the settlement of various liabilities through the issuance of common stock. These settlements were associated with the settlement of $859,500 liability with Alfonso Torres Roqueni, the former owner of the concession license acquired in July 2000 and the settlement of a $250,000 note payable with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director.

Our current liabilities include:

•	$103,454 owed to Attorneys for legal services rendered during fiscal 2004.

•
$1,171,000 associated with the Series D Cumulative preferred stock. Of this balance, $942,000 is associated with the full redemption of this security and $229,000 is related to the accrued dividends as of April 30, 2005.

•
$1,732,000 associated with the Series E Cumulative preferred stock. Of this balance, $1,463,000 is associated with the full redemption of this security and $269,000 is related to the accrued dividends as of April 30, 2005. During the fiscal year ended July 31, 2003, the Company was de-listed from AMEX and according to the terms of the Series E Cumulative preferred stock Certificate of Designation, if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX the Series E preferred stockholder could request a mandatory redemption of the total outstanding preferred stock. As of the date of this filing we have not received such redemption notice. On October 31, 2002, we filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including Rose Glen Capital and Shaar Fund, the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint as to defendants that included the holders of our Series D and E Redeemable Preferred Stock. We plan to appeal that decision once a final judgment has been entered. These liabilities combined for a total of approximately $2,903,000. Accounting rules dictate that these liabilities must remain on our books under Current Liabilities until the lawsuit is resolved in the judicial system or otherwise. At this time we cannot predict the outcome or the time frame for this to occur.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company has adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Controller and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on the evaluation of the President and Chief Executive Officer and the Controller and Principal Financial Officer have identified weaknesses in the accounting for convertible instruments and disclosure of embedded derivatives.

Specifically, we identified deficiencies in our internal controls and disclosure controls related to the accounting for convertible debt with conversion features contingent upon future prices of our stock and convertible debt with detachable warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS 133. We restated our consolidated financial statements for the year ended July 31, 2005 and for each of the interim periods ending April 30, 2005, October 31, 2005 and January 31, 2006, in order to correct the accounting in such financial statements with respect to derivative liabilities in accordance with EITF 00-19 and SFAS 133. Since January 2006, we have undertaken improvements to our internal controls in an effort to remediate these deficiencies through the following efforts: 1) implementing a review of all convertible securities to identify any securities that are not conventional convertible securities and 2) improving supervision and training of our accounting staff to understand and implement the requirements of EITF 00-19 and SFAS 133.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of April 30, 2005, the Company was in arrears with respect to the declaration of the following dividends payable on outstanding shares of its Preferred Stock:

Series A Cumulative Preferred Stock	$203,000
Series D Cumulative Preferred Stock	229,000
Series E Cumulative Preferred Stock	269,000
TOTAL	$701,000

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

ATSI COMMUNICATIONS, INC.
                                               (Registrant)

Date: April 14, 2006              By:  /s/ Arthur L. Smith
Name:         Arthur L. Smith
Title:           President and  Chief Executive Officer

Date: April 14, 2006              By:  /s/ Antonio Estrada
Name:          Antonio Estrada
Title:            Corporate Controller (Principal Accounting and Principal Financial Officer)