Form 10KSB/A
period 2005-07-31
ATSI COMMUNICATIONS INC/DE
filed 2006-04-14
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

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

 Statement Regarding This Amendment

We are amending our Form 10-K for the period ended July 31, 2005, as previously filed on November 2, 2005. We have had correspondence with the Staff of the Securities and Exchange Commission concerning the appropriate accounting for warrants issued to consultants, the conversion features of the Note Payable to Franklin Cardwell and Jones and the accounting of the 9% Convertible Debentures and associated warrants.

As a result of these discussions, warrants issued to consultants, the conversion features of the Note Payable to Franklin Cardwell and Jones and the 9% Convertible Debentures and associated warrants have been accounted for as derivative instrument liabilities rather than as equity. Additionally, the embedded conversion features of the Note Payable to Franklin Cardwell and Jones and the embedded conversion features of the 9% Convertible Debentures and warrants related to the debt, have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. We have added footnote 12 to disclose the derivative instrument liabilities and provided information on subsequent changes. In addition, we have modified the estimated volatility used in the Black-Scholes option pricing model used to value the warrants issued to consultants, the warrants issued to the 9% Convertible Debentures holders and the conversion features embedded in our Note payable to Franklin, Cardwell & Jones and 9% Convertible Debentures.

We are required to record the fair value of the conversion features and the warrants on our balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability.” The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on our consolidated statement of operations for the fiscal year ended July 31, 2005, was a decrease in our net loss attributable to common shareholders of $110,048. Basic and diluted net loss attributable to common shareholders per share for the fiscal year ended July 31, 2005 increased by $0.02. The effect on our consolidated balance sheet as of July 31, 2005 was a decrease in stockholders' equity of $409,000.

We have also recorded an additional liability and a corresponding adjustment of $404,774 to additional paid in capital to present our Series E Convertible Preferred Stock at its full redemption value of $1,463,000, net of accrued dividends of $286,000 as of July 31, 2005.

In all other material respects, this Amended Annual Report on Form 10-KSB/A is unchanged from the Annual Report on Form 10-KSB previously filed by the Company on November 2, 2005. This amendment should also be read in conjunction with our amended Quarterly Report on Form 10-QSB/A for the fiscal quarter ended April 30, 2005, October 31, 2005 and January 31, 2006, together with any subsequent amendments thereof.

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

The following is a discussion of the consolidated financial condition and results of operations of ATSI Communications, Inc., for the fiscal years ended July 31, 2005 and 2004. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this annual report on Form 10-KSB/A. For purposes of the following discussion, fiscal 2005 or 2005 refers to the year ended July 31, 2005 and fiscal 2004 or 2004 refers to the year ended July 31, 2004.

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

	Years ended July 31,
	(Restated)
	2005		2004

	$	%	$	%
Operating revenues
Services
Carrier services	$5,782	96%	$1,020	81%
Network services	229	4%	234	19%

Total operating revenues	6,011	100%	1,254	100%

Cost of services (Exclusive of depreciation and amortization, shown below)	5,664	94%	1,071	85%

Gross Margin	347	6%	183	15%

Selling, general and administrative expense (exclusive of legal and professional fees, non cash stock compensation to employees and warrants for services, shown below)	517	9%	585	47%

Legal and professional fees	417	7%	303	24%

Non-cash issuance of common stock and warrants for services	618	10%	6,570	524%

Non-cash stock-based compensation, employees	474	8%	-	0%

Impairment expense	-	0%	702	300%

Bad debt expense	4	0%	4	0%

Depreciation and amortization	112	2%	20	2%

Operating loss	(1,795)	-30%	(8,001)	-638%

Debt forgiveness income	460	8%	257	0%
Gain on disposal of investment	12,104	201%	-	0%
Gain (loss) on derivative instrument liabilities	(287)	-5%	4,439	354%
Other income (expense)	(75)	-1%	(252)	-20%

Net income (loss)	10,407	173%	(3,557)	-284%

Less: preferred stock dividends	(709)	-12%	(306)	-24%

Net income (loss) to applicable to common shareholders	$9,698	161%	($3,863)	-308%

Year Ended July 31, 2005 Compared to Year ended July 31, 2004

Operating revenues. Consolidated operating revenues increased by 379% between periods from $1.25 million for the year ended July 31, 2004 to $6.0 million for the year ended July 31, 2005.

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

Selling, General and Administrative (SG&A) Expenses (Exclusive of legal and professional fees, non-cash stock compensation to employees and common stock and warrants for services, shown below) SG&A expenses decreased by approximately $68,000, or 11% from the year ended July 31, 2004 to the year ended July 31, 2005. The decrease is attributable to an adjustment of $108,648 in salaries and wages and a reversal of an over-accrual for services previously recognized.

Legal and professional fees. Legal and professional fees increased by approximately $114,000, or 38% from the year ended July 31, 2004 to the year ended July 31, 2005. The increase is attributable to the recognition of approximately $225,000 in professional fees associated with a marketing campaign that commenced during the first quarter of fiscal 2005.

Non-cash issuance of common stock and warrants for services. Non-cash issuance of common stock and warrants for services decreased by approximately $6 million from the year ended July 31, 2004 to the year ended July 31, 2005. This decrease is primarily due to recognition of approximately $6.6 million in non-cash compensation expense, this expense was recognized during the fourth quarter of fiscal 2004 and was associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP.

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

Operating income (loss). The Company’s operating income (loss) decreased by approximately $6.2 million or 78% from the year ended July 31, 2004 to the year ended July 31, 2005. This decrease is primarily due to recognition of approximately $6.6 million in non-cash compensation expense, this expense was recognized during the forth quarter of fiscal 2004 and was associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP. Additionally, during the year ended July 31, 2004, in accordance with U.S. GAAP we determined that the estimated cash flows expected from the concession license was less than the recorded value. As a result we recorded an impairment loss of approximately $702,000 to reduce the recorded value of the concession license. During the year ended July 31, 2005 we did not recognized any impairment expense.

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

Gain (loss) on derivative instruments liabilities, net. The Company recognized a loss on derivative instruments of $287,000 for the year ended July 31, 2005 compared to a gain of $4,439,000 for the year ended July 31, 2004, a decrease of $4,726,000. The decrease is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants, and embedded derivatives in our warrants and debt instruments that have been bifurcated and accounted for separately.

Other income (expense). Other income (expense) decreased by approximately $177,000 or 70% from the year ended July 31, 2004 to the year ended July 31, 2005. The decrease in other income (expense) is attributed to the decrease in loss in investment in ATSICOM of approximately $85,000 recognized during the year ended July 31, 2004 associated with our portion of the losses on our investment in ATSICOM. During the year ended July 31, 2005 the Company did not incurr any loss in ATSICOM.

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

Net income (loss) to Common Stockholders. The net (loss) for the year ended July 31, 2005 decreased to $9,698,000 net income or $1.36 per share from $3,863,000 net (loss) or $3.22 (loss) per share for the year ended July 31, 2004. The decrease in net (loss) to common stockholders is mainly attributed to the recognition of a gain on disposal of investment of $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI’s subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003, respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries have ceased operations. The gain on disposal of investment was offset by the decrease of $4,726,000 in gain (loss) on derivative instrument liabilities between periods and the recognition in 2005 of $474,000 in non-cash stock based compensation expense associated with the stock options and stock grants awarded to the company employees and board of directors. Also, there was an increase in preferred stock dividends of approximately $403,000 from the year ended July 31, 2004 to the year ended July 31, 2005.

Liquidity and Capital Resources

The Company’s financials statements for the year ended July 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended July 31, 2005, the Company reported a net income of $9,698,000 and has a stockholders’ deficit as of July 31, 2005 of approximately $6.2 million. In addition, the Company has a working capital deficiency of $5.8 million as of July 31, 2005.

Cash used in operating activities:

During the year ended July 31, 2005, operations consumed approximately $561,000 in cash, although, the Company recognized a net income of $10.4 million for 2005. The net income for fiscal 2005 is attributed to the recognition of
$12,104,000 associated with a gain on disposal of investment and the recognition of $460,000 of debt forgiveness income associated with the settlement of various debts. Additionally, the Company recognized $474,000 in non-cash compensation expense associated with the stock grants and stock options awarded to the employees and board of directors and we recognized $638,000 in non-cash warrant expense associated with the consulting services agreement entered into during fiscal 2005. We also recognized an increase in accounts payable and accrued liabilities of approximately $79,000 and $165,000, respectively. These increases are related to the recognition of various invoices associated with the carrier services cost of goods. Also, we recognized an increase in accounts receivables of $145,000 associated with the billing to our customers during the last week of fiscal 2005. We also recognized an increase in prepaid expenses for $18,000 related to the prepayments/retainers to our attorneys’ for legal services.

Cash provided (used) in investing activities:

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

Cash provided by financing activities:

During the year ended July 31, 2005 we made principal payments on our capital lease obligation for approximately $2,000 and we received $918,000 from the exercise of warrants and $514,000 from proceeds from various notes payable. In addition, as result of the exercise of warrants we also recognized payments of $918,000 on our notes payable. Overall, our net operating, investing and financing activities during the year ended July 31, 2005 provided a decrease of approximately $65,000 in cash balances. We had a cash balance of $29,000 as of July 31, 2005.

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

Additionally, in an effort to continue to conserve cash, we are not presently paying quarterly interest and dividends on our outstanding convertible debentures and Redeemable Preferred stock. However, we have continued to accrue dividends and interest on such debentures and Redeemable Preferred stock. The increase in accrued liabilities related to the dividends and interest in arrears contributed approximately $740,000 in cash flow savings during the fiscal year ended July 31, 2005.

Our working capital deficit at July 31, 2005 was approximately $5.8 million. This represents a decrease of approximately $14,839,000 from our working capital deficit at July 31, 2004. The decrease can primarily be attributed to the recognition of a gain on disposal of investment of $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI’s subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003, respectively. These bankrupt subsidiaries ceased all operations. Additionally, the decrease in working capital deficit is also attributed to the settlement of various liabilities through the issuance of common stock. These settlements were associated with the settlement of $859,500 liability with Alfonso Torres Roqueni, the former owner of the concession license acquired in July 2000 and the settlement of a $250,000 note payable with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director.

Our current liabilities include:

•	$103,454 owed to Attorneys for legal services rendered during fiscal 2004.

•
$1,182,000 associated with the Series D Cumulative preferred stock. Of this balance, $942,000 is associated with the full redemption of this security and $240,000 is related to the accrued dividends as of July 31, 2005.

•
$1,749,000 associated with the Series E Cumulative preferred stock. Of this balance, $1,463,000 is associated with the full redemption of this security and $286,000 is related to the accrued dividends as of July 31, 2005. During the fiscal year ended July 31, 2003, the Company was de-listed from AMEX and according to the terms of the Series E Cumulative preferred stock Certificate of Designation, if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX the Series E preferred stockholder could request a mandatory redemption of the total outstanding preferred stock. As of the date of this filing we have not received such redemption notice. On October 31, 2002, we filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including Rose Glen Capital and Shaar Fund, the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint as to defendants that included the holders of our Series D and E Redeemable Preferred Stock. We plan to appeal that decision once a final judgment has been entered. These liabilities for the redemption of Series D and Series E preferred stock combined for a total of approximately $2,931,000. Accounting rules dictate that these liabilities must remain on our books under Current Liabilities until the lawsuit is resolved in the judicial system or otherwise. At this time we cannot predict the outcome or the time frame for this to occur.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of ATSI Communications, Inc. and Subsidiaries

Report of Malone and Bailey, PC.	26
Consolidated Balance Sheet as of July 31, 2005	27
Consolidated Statements of Operations for the Years Ended July 31, 2005 and 2004	28
Consolidated Statements of Comprehensive Income (loss) for
the Years Ended July 31, 2005 and 2004	29
Consolidated Statement of Changes in Stockholders’ Deficit for
the Years Ended July 31, 2005 and 2004	30
Consolidated Statements of Cash Flows for the Years Ended July 31, 2005 and 2004	31
Notes to Consolidated Financial Statements	32

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

As described in Note 12, the financial statements for 2004 and 2005 have been restated.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

September 9, 2005
(April 13, 2006 as to Note 12 and the effects of the restatement)

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands, except share information)

July 31,2005
ASSETS:	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$29
Accounts receivable	170
Prepaid & other current assets	44
Total current assets	243

PROPERTY AND EQUIPMENT	228
Less - accumulated depreciation	(90)
Net property and equipment	138

Total assets	$381

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$606
Accrued liabilities	1,033
Current portion of obligation under capital leases	3
Notes payable	16
Notes payable, Franklin Cardwell & Jones	77
Convertible debentures	234
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and outstanding	1,182
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,170 shares issued and outstanding	1,749
Derivative financial instrument liabilities (footnote 12)	24
Liabilities from discontinued operations, net of assets	1,152
Total current liabilities	6,076

LONG-TERM LIABILITIES:
Notes payable	500
Obligation under capital leases, less current portion	9
Other	8
Total long-term liabilities	517

STOCKHOLDERS' DEFICIT:
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 3,750 issued and outstanding	-
Series H Convertible Preferred Stock, 16,000,000 shares authorized, 13,912,372 issued and outstanding	14
Common stock, $0.001, 150,000,000 shares authorized, 10,397,222 issued and outstanding	10
Additional paid in capital	66,458
Accumulated deficit	(73,196)
Other comprehensive income	502
Total stockholders' deficit	(6,212)
Total liabilities and stockholders' deficit	$381

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
(In thousands, except per share amounts)

	Years ended July 31,
	2005	2004
OPERATING REVENUES:
Services
Carrier services	$5,782	$1,020
Network services	229	234

Total operating revenues	6,011	1,254

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	5,664	1,071
Selling, general and administrative expense (exclusive of legal and professional fees, non cash stock compensation to employees and warrants for services, shown below)	517	585
Legal and professional fees	417	303
Non-cash issuance of common stock and warrants for services	618	6,570
Non-cash stock-based compensation, employees	474	-
Impairment expense	-	702
Bad debt expense	4	4
Depreciation and amortization	112	20

Total operating expenses	7,806	9,255

OPERATING LOSS	(1,795)	(8,001)

OTHER INCOME (EXPENSE):
Other income	27	7
Debt forgiveness income	460	257
Gain on disposal of investment	12,104	0
Gain from sale of assets	-	25
Gain (loss) on derivative instrument liabilities	(287)	4,439
Loss on an unconsolidated affiliate	-	(107)
Interest expense	(102)	(177)

Total other income	12,202	4,444

NET INCOME (LOSS)	10,407	(3,557)

LESS: PREFERRED DIVIDENDS	(709)	(306)

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$9,698	($3,863)

BASIC INCOME (LOSS) PER SHARE	$1.36	($3.22)

DILUTED INCOME (LOSS) PER SHARE	$0.42	($3.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,128,847	1,199,892

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (RESTATED)
(In thousands)

	Twelve months ended July 31,
	2005	2004
Net income (loss) to common stockholders	$9,698	($3,863)

Foreign currency translation adjustment	-	-

Comprehensive income (loss) to common stockholders	$9,698	($3,863)

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (RESTATED)
( in thousands)

	Preferred Stock (A)		Preferred Stock (H)		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Notes receivable from officers	Cumulative Translation Adjustment	Total Stockholders' (DEFICIT)
BALANCE, JULY 31, 2003	4	0	-	-	1,036	$1	$60,720	($80,046)	$0	$502	(18,819)
Shares issued for services					929	1	861				862
Shares issued for cash					567	1	5				6
Conversion of redeemable preferred stock					401	0	314				314
Reincorporation to Nevada			14,385	14	(14)	(0)	128				142
Dividends declared							(306)				(306)
Derivative instrument (income) expense							(5,784)				(5,784)
Warrant expense							6,569				6,569
Net loss								(3,557)			(3,557)
BALANCE, JULY 31, 2004	4	0	14,385	14	2,919	$3	$62,510	($83,602)	$0	$502	(20,573)
Shares issued for services					1,417	1	606				607
Shares issued to Purchase Assets					121	0	69				69
Shares issued for P/S Conversion			(473)		473	0	0				1
Shares issued for Debt Conversion					1,188	1	944				945
Exercise of Warrants					4,280	4	914				918
Warrant expense							443				443
Derivative instrument (income) expense							1,638				1,638
Dividends declared							(709)				(709)
Option Expense							42				42
Net income								10,407			10,407
BALANCE, JULY 31, 2005	4	0	13,911	14	10,397	$10	$66,458	($73,196)	$0	$502	(6,212)

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(In thousands)

	Years ended July 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$10,407	($3,557)
Adjustments to net income (loss):
Gain on disposal of investment	(12,104)
Debt forgiveness income	(460)	(257)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment loss	-	702
Depreciation and amortization	112	19
Loss on an unconsolidated affiliate	-	107
Non-cash issuance of stock grants and options, employees	474	-
Non-cash issuance of common stock and warrants for services	618	6,570
Provision for losses on accounts receivable	4	4
Loss (gain) on derivative instrument liabilities	287	(4,439)
Changes in operating assets and liabilities:
Increase in
Accounts receivable	(125)	(21)
Prepaid expenses and other	(18)	(31)
Increase / (decrease) in
Accounts payable	79	284
Accrued liabilities	165	162
Net cash used in operating activities	(561)	(457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(8)	(130)
Cash proceeds from sale of ATSICOM	-	187
Investment in joint venture in ATSICOM	-	(47)
Acquisition of business	(8)	-
Net cash (used in) provided by investing activities	(16)	10

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	918	410
Payments on notes payable	(918)	(9)
Proceeds from the exercise of warrants	514	-
Principal payments on capital lease obligation	(2)	-
Net cash provided by financing activities	512	401
DECREASE IN CASH	(65)	(46)
CASH AND CASH EQUIVALENTS, beginning of period	94	140
CASH AND CASH EQUIVALENTS, end of period	$29	$94

NON-CASH TRANSACTIONS
Issuance of common stock for conversion of debt	$944	-
Issuance of common stock for purchase of fixed & Intangible assets	82	-
Fair value of the derivative instrument	26	6,569
Change in derivative liabilities on warrants exercised	1,638	1,638

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
Derivative financial instruments. ATSI does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

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

Note receivable. ATSI has fully reserved and recognized an allowance for a note receivable from Telemarketing de Mexico S.A de C.V. associated with the sale of 51% of ATSI Comunicaciones S.A de C.V. Originally, under the terms of the Share Purchase Agreement dated May 24, 2003, ATSI was scheduled to receive from Telemarketing $20,750 per month for 24 months beginning in May 2004, contingent on ATSI generating 20,750,000 minutes of monthly traffic through ATSICOM’s network, until Telemarketing paid the total remaining purchase price of $498,000. In the event ATSI was not able to reach the above-mentioned volume of monthly minutes, the monthly payments were to be adjusted based on the percentage of the shortfall in minutes. ATSI has 10% of ATSICOM’s stock as collateral on this note.

During fiscal 2004 ATSI experienced difficulties with DialMex’s network, due primarily to deficiencies in DialMex’s network capacity, call interruptions and limited traffic routing selections. Additionally, ATSI Comunicaciones S.A de C.V. has not been able to complete the required interconnections with other Mexican carriers, to process domestic and international VoIP traffic. As result, ATSI has not generated the monthly minutes required under the Telemarketing agreement. Consequently, ATSI has not received any payments from Telemarketing since May 2004. Since there is no assurance from Telemarketing and its principal owners of payment, we recognized an allowance for the total amount and reflected the balance, net of the allowance, as zero in the accompanying financial statements as of July 31, 2005.

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

	Twelve months ended July 31,
	2005	2004
	(Restated)

Net income (loss) to common shareholders, as reported	$9,698,000	($3,863,000)
Add: stock based compensation determined under the intrinsic value-based method	42,080	-
Less: stock based compensation determined under the fair value-based method	(1,000,493)	-

Pro forma net income (loss)	$8,739,587	($3,863,000)

Basic and diluted net income (loss) per share
As reported	$1.36	($3.22)
Pro forma	$1.23	($3.22)

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

Concentration of Credit Risk. Financial instruments that potentially subject ATSI to concentration of credit risk consist primarily of trade receivables. In the normal course of business, ATSI provides credit terms to its customers. Accordingly, ATSI performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. ATSI maintains cash in bank deposits accounts, which, at times, may exceed federally insured limits. ATSI has not experienced any losses in such accounts and ATSI does not believe ATSI is exposed to any significant credit risk on cash and cash equivalents.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ATSI incurred net income (loss) from operations of $10,407,000 and ($3,557,000) in fiscal 2005 and 2004, respectively, has an accumulated deficit of $73 million and a working capital deficit of $5.8 million as of July 31, 2005. These conditions create substantial doubt as to ATSI’s ability to continue as a going concern. Management will continue to pursue financings that may include raising additional capital through sale of common stock, preferred stock, or warrants. The financial statements do not include any adjustments that might be necessary if ATSI is unable to continue as a going concern.

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

NOTE 4 - NOTES PAYABLE
On November 1, 2004, ATSI entered into a note payable with Franklin Cardwell and Jones, PC, for $103,454 associated with legal and professional services previously rendered. The promissory note payable has a maturity date of December 1, 2005 and has an annual interest rate of 6%. Beginning November 1, 2005, the holder of the note may convert all or any part of the outstanding balance and accrued and unpaid interest to shares of ATSI’s common stock equal to the amount converted divided by the product of (a) 0. 90 times (b) the five-day average of the last sales of the common stock prior to the conversion day. This conversion feature was determined to be an embedded derivative and, accordingly, the embedded derivative portion of the value of the note is attributable to the conversion feature. The embedded derivative value at July 31, 2005, is $18,851 and is included in Derivative Financial Instrument Liabilities on the balance sheet. A corresponding gain of $0 and $7,430 is reflected in the statement of operations for the years ended July 31, 2004 and 2005, respectively, as a gain on derivative instrument liabilities. (See Note 12).

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

The conversion feature was determined to be an embedded derivative and, accordingly, the embedded derivative portion of the value of the note is attributable to the conversion feature and the warrants issued. The embedded derivative value is $0 at July 31, 2005 and is included in Derivative Financial Instrument Liabilities on the balance sheet. A corresponding gain of $0 and $10,487 is reflected in the statement of operations for the years ended July 31, 2004 and 2005, respectively, as gain on derivative instrument liabilities. (See Note 12)

NOTE 6 - GAIN ON DISPOSAL OF INVESTMENT

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

Series E Preferred Stock

As of July 31, 2005, 1,170 shares of Series E Preferred Stock remain outstanding and accrued dividends of approximately $284,000.

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

On June 1, 2005, ATSI entered into mutual release and termination agreement with certain individuals’ affiliates of Recap. The mutual release and termination agreement allows for the repricing of 783,500 compensation warrants at a new exercise price’s ranging from $0.17 per share to $0.25 per share. At signing of the mutual release and termination agreement, ATSI recognized $17,629 of non-cash compensation expense associated with the issuance of these warrants.

At issuance, ATSI recognized $7,053,000 of non-cash compensation expense. In connection with the restatement, these warrants have been accounted for as derivative instruments and, accordingly, ATSI reduced compensation expense in 2004 by $483,000. The embedded derivative value is $5,353 at July 31, 2005 and is included in Derivative Financial Instrument Liabilities on the balance sheet. A corresponding gain (loss) of $4,409,000 and ($305,135) is reflected in the statement of operations for the years ended July 31, 2004 and 2005, respectively, as gain (loss) on derivative instrument liabilities. See Note 12.

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

Following is a summary of warrant activity for the years ended July 31, 2005 and 2004 (Excluding warrants issued under the 2004 Stock Compensation plan):

	Year Ending July 31,
	2005	2004
Warrants outstanding, beginning	19,874	45,088
Warrants issued	-	-
Warrants expired	(19,874)	(25,214)
Warrants exercised	-	-
Warrants outstanding, ending	-	19,874

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

A summary of the status of ATSI’s 1997, 1998, 2000 and 2004 Stock Option Plans for the fiscal 2005, and 2004 changes during the periods are presented below:

	Years Ended July 31,
1997 Stock Option Plan	2005			2004
	Options		Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding,
Beginning of year	-		$-	20	$58
Granted	-		-	-	-
Exercised	-		-	-	-
Forfeited	-		-	(20)	58
Outstanding, end of year	-		$-	-	$58

Options exercisable at end of year	-		-	(20)	$58
Weighted average fair value of options granted during the year		$	N/A		N/A

1998 Stock Option Plan	2005			2004
	Options	Weighted Average Exercise Price		Options	Weighted Average Exercise Price
Outstanding,
Beginning of year	3,559		$56	3,559	$56
Granted	-		-	-	-
Exercised	-		-	-	-
Forfeited	(3,559)		56	-	-
Outstanding, end of year	-		$-	3,559	$56

Options exercisable at end of year	-		-	3,559	$56
Weighted average fair value of options granted during the year		$	N/A		N/A

2000 Stock Option Plan	2005			2004
	Options	Weighted Average Exercise Price		Options	Weighted Average Exercise Price
Outstanding,
Beginning of year	28,767		$48	38,100	$45
Granted	-		-	-	-
Exercised	-		-	-	-
Forfeited	(28,767)		48	(9,333)	48
Outstanding, end of year	-		$-	28,767	$48

Options exercisable at end of year	-		-	22,466	$47
Weighted average fair value of options granted during the year		$	N/A		N/A

2004 Stock Option Plan	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding,
Beginning of year	-	$-	-	$-
Granted	3,004,000	0.46	57,786	0.95
Exercised	(900,000)	0.46	(57,786)	0.95
Forfeited	-	-	-	-
Outstanding, end of year	2,104,000	$-	-	$-

Options exercisable at end of year	1,328,000	$0.46	-	$-
Weighted average fair value of options granted during the year		$0.46		$0.95

2004 Stock Compensation Plan (WARRANTS)	2005		2004
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding,
Beginning of year	3,333,426	$0.25	-	$-
Granted	2,183,500	0.32	3,900,000	0.21
Exercised	(4,280,286)	0.21	(566,574)	0.21
Forfeited	(933,500)	0.56	-	-
Outstanding, end of year	303,140	$0.25	3,333,426	$0.25

Warrants exercisable at end of year	303,140	$0.25	-	$-
Weighted average fair value of warrants granted during the year		$0.32		$0.21

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

NOTE 12 - DERIVATIVES

ATSI evaluated the application of SFAS 133 and EITF 00-19 for all of its financial instruments and identified the following financial instruments as derivatives:
(1) Note Payable, Franklin Cardwell and Jones
(2) 9% Convertible Debenture; Warrants to purchase common stock associated with the 2003 Debentures the ("2003 Debenture Warrants");
(3) Warrants to purchase common stock in connection with consulting agreements with two individuals (“Consulting Warrants”)

Based on the guidance in SFAS 133 and EITF 00-19, ATSI concluded that these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require ATSI to bifurcate and separately account for the conversion features of the Note Payable to Franklin Cardwell and Jones, the 9% Convertible Debentures and warrants issued to consultants as embedded derivatives.

Pursuant to SFAS 133, ATSI bifurcated and separately accounted for the conversion feature from the Note Payable to Franklin Cardwell and Jones, because the conversion price is not fixed and it is not convertible into a fixed number of shares.

In addition, ATSI bifurcated and separately accounted for the conversion feature from the 9% Convertible Debenture and the associated warrants, since the conversion price is not fixed and it is not convertible into a fixed number of shares.

Furthermore, ATSI concluded that the exercise price and the number of shares to be issued under the “Consulting Warrants” to two individuals are fixed. However, since the 9% Convertible Debenture was issued prior to these warrants, it cannot be concluded that the Company has a sufficient number of authorized shares to settle these warrants. As such, the warrants were accounted for as derivative instrument liabilities. ATSI is required to record the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability.” The derivative liabilities were not previously classified as such in ATSI’s historical financial statements. As a result, ATSI reflected these changes in the accompanying restated financial statements under the amended Form 10-KSB for the year ended July 31, 2005.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of July 31, 2005 and 2004 were as follows

	Embedded derivative liability balance
	7/31/2005	7/31/2004	Cumulative Net change
Note Payable, Franklin Cardwell and Jones	$18,851	-	$18,851
9% Convertible Debenture & warrants	-	10,503	(10,503)
Consulting warrants	5,353	1,338,375	(1,333,022)

Total:	$24,204	$1,348,878	($1,324,674)

And the impact on the statements of operations as of July 31, 2005 and 2004 were as follows:

Gain (loss) on embedded derivative liabilities:	Twelve months ended July 31,
	7/31/2005	7/31/2004
Note Payable, Franklin Cardwell and Jones	$7,430	-
9% Convertible Debenture & warrants	10,487	30,000
Consulting warrants	(305,135)	4,409,000.00

Total gain (loss) on embedded derivative liabilities:	($287,218)	$4,439,000

Since the conversion option for the Series D Preferred Stock is contingent, as a result of the ongoing litigation with the holders of these securities, the Series D Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency and lawsuit is resolved in the future and the holder becomes able to convert, ATSI will assess whether the conversion option meets the definition of a derivative under SFAS 133. However, as of July 31, 2005, the Series D Preferred Stock, which is carried as a current liability, is recorded at its full stated redemption amount of $1,270 per share or approximately $942,000. ATSI continues to accrue dividends on the Series D Preferred Stock pending resolution of the Company’s lawsuit. At July 31, 2005 and 2004, the carrying amount of the Series D Preferred Stock was $1,182,000 and $1,138,000, respectively, including accrued dividends of $240,000 and $196,000, respectively.

Additionally, since the conversion option for the Series E Preferred Stock is contingent, as a result of the ongoing litigation with the holders of these securities, the Series E Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency and lawsuit is resolved in the future and the holder becomes able to convert, ATSI will assess whether the conversion option meets the definition of a derivative under SFAS 133. However, as of July 31, 2005, the Series E Preferred Stock, which is carried as a current liability, is recorded at its full stated redemption amount of $1,250 per share or approximately $1,465,000. ATSI continues to accrue an amount equivalent to dividends of 6% per annum on the Series E Preferred Stock pending resolution of the Company’s lawsuit. At July 31, 2005 and 2004, the carrying amount of the Series E Preferred Stock was $1,749,000 and $1,679,000, respectively, including accrued dividends of $284,000 and $217,000, respectively.

NOTE 13 - INCOME TAXES

Deferred tax assets are comprised of the following as of July 31, 2005:

Net operating loss carry-forward	$11,491,000
Valuation allowance	(11,491,000)
Total deferred tax asset	$-

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

NOTE 14 - EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding convertible preferred shares, warrants and stock options, unless their effect is anti-dilutive. Earnings (loss) per common share has been computed as follows:

	Year ended July 31,
	2005	2004

Net income (loss) to be used to compute income (loss) per share:
Net income (loss)	10,406,771	(3,863,000)
Less preferred dividends	(709,000)	-

Net income (loss) attributable to common
Shareholders - Basic	9,697,771	(3,863,000)
Add back preferred dividends	709,000	-

Net income (loss) attributable to common
shareholders -Diluted	10,406,771	(3,863,000)

Weighted average number of shares:
Weighted average common shares outstanding	7,128,847	1,199,892
Effect of conversion of preferred shares	-	-
Effect of warrants and options	-	-

Weighted average common shares outstanding
assuming dilution	7,128,847	1,199,892

Basic income (loss) per common share	$1.36	($3.22)

Diluted income (loss) per common share	$0.42	($3.22)

NOTE 15 - RISKS AND UNCERTAINTIES AND CONCENTRATIONS

ATSI is subject to regulations by the United States and Mexican governments. According to ATSI’s regulatory concession requirements, ATSI is required to maintain approximately $10 million in capital. As of July 31, 2005, ATSICOM has not met this requirement. Currently, Telemarketing, ATSI’s equity partner in ATSICOM is in negotiations with the Mexican government on meeting this requirement. The default does not presently affect the business, operating results or financial condition of the Company. However, if such default is not cured or waived, the Government of Mexico could terminate or limit the concession. Any such termination or limitation would adversely affect the business, operating results and financial condition of the Company.

ATSI’s business is dependent upon key pieces of equipment, switching and transmission facilities capacity from ATSI’s carriers. Should ATSI experience service interruptions from ATSI’s underlying carriers or equipment failures, there would likely be a temporary interruption of ATSI’s services, which could adversely and materially affect ATSI’s operations. ATSI believes that suitable arrangements could be obtained with other carriers to provide transmission capacity, although there can be no assurance that such arrangement could be obtained or obtained without service interruption to our customers.

NOTE 16 - RELATED PARTY TRANSACTIONS

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

NOTE 17 - SUBSEQUENT EVENTS

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

NOTE 18 - RESTATEMENT

ATSI has restated its 2005 and 2004 financial statement from amounts previously reported. ATSI has determined that certain financial instruments issued by the Company contain features that require the Company to account for these features as derivative instruments. Accordingly, warrants issued to consultants, the conversion features of the Note Payable to Franklin Cardwell and Jones and the 9% Convertible Debentures and associated warrants have been accounted for as derivative instrument liabilities rather than as equity. Additionally, the embedded conversion features of the Note Payable to Franklin Cardwell and Jones and the embedded conversion features of the 9% Convertible Debentures and warrants related to the debt, have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. Note 12 was added to disclose the derivative instrument liabilities and provided information on subsequent changes. In addition, ATSI has modified the estimated volatility used in the Black-Scholes option pricing model used to value the warrants issued to consultants, the warrants issued to the 9% Convertible Debentures holders and the conversion features embedded in the note payable to Franklin, Cardwell & Jones and 9% Convertible Debentures.

ATSI is required to record the fair value of the conversion features and the warrants on the balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative instrument liabilities.” The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on the consolidated statement of operations for the fiscal year ended July 31, 2005, was a decrease in the net loss attributable to common shareholders of $110,048. Basic and diluted net income attributable to common shareholders per share for the fiscal year ended July 31, 2005 increased by $0.02. The effect on the consolidated balance sheet as of July 31, 2005 was a decrease in stockholders' equity of $409,000.

ATSI has also recorded an additional liability and a corresponding adjustment to additional paid in capital to present the Series E Convertible Preferred Stock at its full redemption value of $1,463,000.

In all other material respects, the financial statements are unchanged. Following is a summary of the restatement adjustments:

	For the Year ended July 31, 2005			For the Year ended July 31, 2004
	(in thousands, except share information)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Summary Balance Sheet

Total assets	$381	-	$381	$270	-	$270

Pre-petition Liabilities of bankrupt subsidiaries, net of assets	-	-	-	12,351	-	12,351
Accounts payable	606	-	606	512	(4)	508
Accrued liabilities	983	50	1,033	1,621	17	1,638
Current portion of obligation under capital leases	3	-	3	-	-	-
Notes payable, related party	16	-	16	16	-	16
Notes payable	-	-	-	762	-	762
Notes payable, Franklin Cardwell & Jones	104	(27)	77	-	-	-
Convertible debentures	275	(41)	234	275	(41)	234
Series D Cumulative Preferred Stock	1,182	-	1,182	1,138	-	1,138
Series E Cumulative Preferred Stock	1,346	403	1,749	1,275	404	1,679
Derivative financial instrument liabilities	-	24	24	-	1,349	1,349
Liabilities from discontinued operations	1,152	-	1,152	1,152	-	1,152

Total current liabilities	5,667	409	6,076	19,102	1,725	20,827

Total long-term liabilities	517	-	517	20	-	20

Series A preferred stock	-	-	-	-	-	-
Series H preferred stock	14	-	14	14	-	14
Common stock	10	-	10	3	-	3
Additional paid in capital	71,920	(5,462)	66,458	69,174	(6,667)	62,507
Accumulated deficit	(78,249)	5,053	(73,196)	(88,545)	4,942	(83,603)
Other comprehensive income	502	-	502	502	-	502

Total Stockholder's deficit	(5,803)	(409)	(6,212)	(18,852)	(1,725)	(20,577)

Total liabilities and stockholder's deficit	381	-	381	270	-	270

Summary statements of operations

Revenues	6,011	-	6,011	1,254	-	1,254
Operating expenses	8,235	(429)	7,806	9,739	(484)	9,255
Operating loss	(2,224)	429	(1,795)	(8,485)	484	(8,001)
Other Income	12,520	(318)	12,202	16	4,428	4,444
Net income (loss)	10,296	111	10,407	(8,469)	4,912	(3,557)
Preferred Dividends	(709)	-	(709)	(306)	-	(306)
Net income (loss) to common stockholders	9,587	111	9,698	(8,775)	4,912	(3,863)

Basic Earnings (loss) per share	$1.34	$0.02	$1.36	($7.31)	$4.09	($3.22)
Diluted Earnings (loss) per share	$0.40	$0.02	$0.42	($7.31)	$4.09	($3.22)

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

		Annual Compensation			Long-Term Compensation
					Awards			Payouts
Name And Principal Position	Fiscal Year	Salary ($)	Stock Grant ($)	Other Annual Compensation ($)(1)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)		LTIP Payout($)	All Other Compens-ation ($)

Arthur L. Smith (2)	2005	$128,000	$31,500	-	-	$193,200	(5)	-	-
CEO & President	2004	$128,000	-	-	-	-		-	-

Ruben Caraveo (3)	2005	$115,000	$26,250	-	-	$172,500	(5)	-	-
Vice President, Operations	2004	$115,000	-	-	-	-		-	-

Antonio Estrada (4)	2005	$80,000	$26,250	-	-	$159,620	(5)	-	-
Corporate Controller	2004	$65,000	-	-	-	-		-	-

(1)
Certain of the Company’s executive officers receive personal benefits in addition to salary. The Company has concluded that the aggregate amount of such personal benefits does not exceed the lesser of $5,000 or 10% of annual salary and bonus for any Named Executive Officer.

(2)	Mr. Smith has served as CEO & President and Director of ATSI Nevada (Formerly a Delaware Corp.) since May 2003

(3)	Mr. Caraveo has served as Vice President of Sales and Operations of ATSI Nevada since May 2003.

(4)	Mr. Estrada has served as Corporate Controller of ATSI Nevada since May 2003.

(5)	Stock options granted during Fiscal 2005 have an exercise price of $0.46

Aggregate options exercisable and unexercisable during Fiscal 2005

The following table reflects the Company’s officer’s shares covered by both exercisable and unexercisable stock options as of July 31, 2005.
	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FYE(#)		Value of Unexercised In-the-Money Options at FYE ($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Arthur L. Smith	-	-	272,000	148,000	-	-
Ruben Caraveo	-	-	241,000	134,000	-	-
Antonio Estrada	-	-	213,000	134,000	-	-

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

Aggregate options exercisable and unexercisable during Fiscal 2005

The following table reflects the Company’s director’s shares covered by both exercisable and unexercisable stock options as of July 31, 2005.

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FYE(#)		Value of Unexercised In-the-Money Options at FYE ($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John Fleming	-	-	175,000	100,000	-	-
Murray Nye	-	-	175,000	100,000	-	-

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

NAME OF INDIVIDUAL OR GROUP	COMMON STOCK	% OF CLASS (1)	SERIES A PREFERRED STOCK	% OF CLASS (2)	TOTAL VOTING INTEREST	% OF CLASS (3)

5% STOCKHOLDERS

Peter Blindt	0	*	500	13.3%	743	*
30 E. Huron #5407
Chicago, IL 60611

Edward Corcoran	0	*	500	13.3%	743	*
6006 W. 159th Street
Bldg. C 1-W
Oak Forest, IL 60452

Gerald Corcoran	0	*	500	13.3%	743	*
11611 90th Avenue
St. John, IN 46373

Joseph Migilio	0	*	500	23.0%	743	*
13014 Sandburg Ct.
Palos Park, IL 60464

Jeffrey Tessiatore	0	*	500	13.3%	743	*
131 Settlers Dr.
Naperville, IL 60565

Albert Vivo	0	*	500	13.3%	743	*
9830 Circle Parkway
Palos Park, IL 60464

Gary Wright	0	*	750	20.0%	1,115	*
3404 Royal Fox Dr.
St. Charles, IL 60174

INDIVIDUAL OFFICERS, DIRECTORS AND NOMINEES

Arthur L. Smith	630,853	(4)	5.4%	0	*	630,853	(4)	5.4%
President, Chief Executive Officer
Director

Antonio Estrada	328,000	(5)	2.83%		*	328,000	(5)	2.8%
Corporate Controller

Ruben R. Caraveo	303,500	(6)	2.62%	0	*	303,500	(6)	2.6%
Vice President, Sales and Operations

John R. Fleming	325,000	(7)	2.80%	0	*	325,000	(7)	2.8%
Director

Murray R. Nye	325,000	(8)	2.80%	0	*	325,000	(8)	2.8%
Director

ALL OFFICERS AND
DIRECTORS AS A GROUP	1,912,353	(9)	18.4%	0	*	1,912,353	(9)	18.4%

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

4.10	Form of Convertible Note for $2.2 million principal issued March 17, 1997 (Exhibit 4.5 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.11	Form of Modification of Convertible Note (Exhibit 4.6 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.12	Promissory Note issued to Four Holdings, Ltd. dated October 17, 1997 (Exhibit 4.7 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.13	Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated February 22, 2000 (Exhibit 4.5 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.14	Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated February 22, 2000 (Exhibit 4.7 toRegistration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.15	Common Stock Purchase Warrant issued to Corporate Capital Management LLC by ATSI dated February 22, 2000 (Exhibit 4.8 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.16	Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated February 22, 2000 (Exhibit 4.9 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.17	Securities Purchase Agreement between ATSI and RGC International Investors, LDC dated October 11, 2000 (Exhibit 10.1 to Form 8-K filed October 18, 2000)

4.18	Registration Rights Agreement between ATSI and RGC International Investors, LDC dated October 11, 2000 (Exhibit10.5 to Form 8-K filed October 18, 2000)

4.19	Stock Purchase Warrant between ATSI and RGC International Investors, LDC dated October 11, 2000 (Exhibit 10.6 to Form 8-K filed October 18, 2000)

4.20	Securities Purchase Agreement between ATSI and "Buyers" dated March 21, 2001(Exhibit 4.31 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.21	Stock Purchase Warrant between ATSI and "Buyers" dated March 23, 2001 (Exhibit 4.32 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.22	Securities Purchase Agreement between ATSI and "Buyers" dated March 21, 2001(Exhibit 4.34 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001

4.23	Stock Purchase Warrant between ATSI and "Buyers" dated March 21, 2001 (Exhibit 4.35 to Annual Report on Form 10-K for the year ended July 31, 2001 filed October 30, 2001)

4.24	Convertible Debenture Agreement (Exhibit 4.37 to Annual Report on Form 10-K for the year ended July 31, 2003 filed November 12, 2003)

4.25	Convertible Promissory Notes issued to Recap Marketing & Consulting, LLP. (Exhibit 4.1 to Form 10-QSB for the period Ended October 31, 2004 filed December 15, 2004)

4.26	Convertible Promissory Notes issued to Recap Marketing & Consulting, LLP. (Exhibit 4.1 to form 10-QSB for the period Ended January 31, 2005 filed March 15, 2005)

4.27	Convertible Promissory Note issued to Franklin Cardwell and Jones, PC. dated November 1, 2004 (Exhibit 4.2 to form 10-QSB for the period Ended January 31, 2005 filed March 15, 2005)

4.28	Convertible Promissory Notes issued to Recap Marketing & Consulting, LLP. (Exhibit 4.1 to form 10-QSB for the period Ended April 30, 2005 filed June 14, 2005)

4.29	Convertible Promissory Notes issued to Recap Marketing & Consulting, LLP. (Exhibit 4.1 to form 10-QSB for the period Ended July 31, 2005 filed October 24, 2005)*

10.1	American TeleSource International, Inc. 1998 Stock Option Plan (Exhibit 4.7 to Registration statement on Form S-8 filed January 11, 2000)

10.2	2000 Option Plan (Exhibit 4.36 to annual Report on Form 10-K for the year ended July 31, 2003 filed November 12. 2000.)

10.3	Agreement with SATMEX (Agreement #095-1) (Exhibit 10.31 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007))

10.4	Agreement with SATMEX (Agreement #094-1) (Exhibit 10.32 to Annual Report on Form 10-K for year ended July 31, 1998 (No. 000-23007))

10.5	Amendment to Agreement #094-1 with SATMEX (Exhibit 10.3 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25, 2000)

10.6	Amendment to Agreement #095-1 with SATMEX (Exhibit10.4 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25, 2000)

10.7	Bestel Fiber Lease (Exhibit 10.5 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

10.8	Addendum to Fiber Lease with Bestel, S.A. de C.V. (Exhibit 10.6 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed August 25, 2000)

10.9	Commercial Lease with BDRC, Inc (Exhibit 10.24 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

10.10	Stock Purchase Agreement with Telemarketing (Sale of ATSICOM) (Exhibit 10.1 to Form 8-K filed June 16, 2003)

10.11	Interconnection Agreement TELMEX and ATSICOM (English summary) (Exhibit 10.26 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

10.12	Interconnection Agreement TELMEX and ATSICOM (English Translation) (Exhibit 10.27 to Amended Annual Report on Form 10-K/A for the year ended July 31, 2003 filed March 2, 2004)

10.13	Carrier Service Agreement DialMex and ATSI (Exhibit 10.27 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

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

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer and Director	April 13, 2006
Arthur L. Smith

/s/ Antonio Estrada	Principal Accounting Officer	April 13, 2006
Antonio Estrada	Principal Finance Officer

/s/ John R. Fleming	Director	April 13, 2006
John R. Fleming

/s/ Murray R. Nye	Director	April 13, 2006
Murray R. Nye