Form 10QSB/A
period 2005-10-31
ATSI COMMUNICATIONS INC/DE
filed 2006-04-14
CIK 1014052

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding As Of December 11, 2005

Common Stock, $.001 par	13,142,289

Transitional Small Business Disclosure Format: Yes [ ] No [X]

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB/A
FOR THE QUARTER ENDED OCTOBER 31, 2005

Statement Regarding This Amendment

This amendment to the Form 10-QSB for the period ended October 31, 2005, as previously filed on December 15, 2005 includes restated financial statements to properly reflect warrants issued to consultants, the conversion features of the Note Payable to Franklin Cardwell & Jones and the accounting of the 9% Convertible Debentures and associated warrants.

 As a result of these discussions, warrants issued to consultants, the conversion features of the Note Payable to Franklin Cardwell & Jones and the 9% Convertible Debentures and associated warrants have been accounted for as derivative instrument liabilities instead as equity. Additionally, the embedded conversion features of the Note Payable to Franklin Cardwell & Jones and the embedded conversion features of the 9% Convertible Debentures and warrants related to the debt, have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. We have added footnote 6 further explaining the derivative instrument liabilities and provided information on subsequent changes. In addition, we have modified the estimated volatility used in the Black-Scholes option pricing model used to value the warrants issued to consultants, the warrants issued to the 9% Convertible Debentures holders and the conversion features embedded in our Note Payable to Franklin, Cardwell & Jones and 9% Convertible Debentures.

We are required to record the fair value of the conversion features and the warrants on our balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability.” The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on our consolidated statement of operations for the quarter ended October 31, 2005, was a decrease in our net loss attributable to common shareholders of $48,132. The cumulative effect on our consolidated balance sheet as of October 31, 2005 was a decrease in stockholders' equity of $421,000.

We have also recorded an additional liability and a corresponding adjustment of $404,774 to additional paid in capital to present our Series E Convertible Preferred Stock at its full redemption value of $1,463,000.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on December 15, 2005. This amendment should also be read in conjunction with our amended Annual Report on Form 10-KSB/A for the fiscal year ended July 31, 2005, the quarter ended April 30, 2005 and January 31, 2006, together with any subsequent amendments thereof.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (RESTATED)
(in thousands, except share information)

	October 31,	July 31,
	2005	2005
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3	$29
Accounts receivable	229	170
Prepaid & other current assets	28	44
Total current assets	260	243

PROPERTY AND EQUIPMENT	231	228
Less - accumulated depreciation	(112)	(90)
Net property and equipment	119	138

Total assets	$379	$381

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$612	$606
Accrued liabilities	1,008	1,033
Current portion of obligation under capital leases	3	3
Notes payable, related party	16	16
Notes payable, Franklin, Cardwell & Jones	77	77
Convertible debentures	234	234
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and outstanding	1,193	1,182
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,170 shares issued and outstanding	1,767	1,749
Derivative financial instrument liabilities (Note 6)	29	24
Liabilities from discontinued operations, net of assets	-	1,152
Total current liabilities	4,939	6,076

LONG-TERM LIABILITIES:
Notes payable	500	500
Obligation under capital leases, less current portion	8	9
Other	7	8
Total long-term liabilities	515	517

Total liabilities	5,454	6,593

STOCKHOLDERS' DEFICIT:
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 3,750 shares issued and outstanding	-	-
Series H Convertible Preferred Stock, 16,000,000 shares authorized, 13,769,866 and 13,912,372 shares issued and outstanding, respectively	14	14
Common stock, $0.001, 150,000,000 shares authorized, 11,557,883 and 10,397,222 shares issued and outstanding, respectively	12	10
Additional paid in capital	66,854	66,458
Accumulated deficit	(71,956)	(73,196)
Other comprehensive income	1	502
Total stockholders' deficit	(5,075)	(6,212)
Total liabilities and stockholders' deficit	379	381

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
(In thousands, except per share amounts)
(unaudited)
	Three months ended October 31,
	2005	2004
OPERATING REVENUES:
Carrier services	$2,313	$769
Network services	9	73

Total operating revenues	2,322	842

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	2,240	772
Selling, general and administrative expense (exclusive of legal and professional fees, non cash stock compensation to employees and warrants for services, shown below)	149	210
Legal and professional fees	27	239
Non-cash issuance of common stock and warrants for services	64	40
Non-cash stock-based compensation, employees	180	-
Depreciation and amortization	22	23

Total operating expenses	2,682	1,284

OPERATING (LOSS)	(360)	(442)

OTHER INCOME (EXPENSE):
Debt forgiveness income	-	460
Loss on derivative instrument liabilities	(26)	(1,830)
Interest expense	(26)	(34)

Total other income (expense), net	(52)	(1,404)

NET LOSS FROM CONTINUING OPERATIONS	(412)	(1,846)

DISCONTINUED OPERATIONS (NOTE 4)
Gain on disposal of discontinued operations	1,652	-
NET INCOME FROM DISCONTINUED OPERATIONS	1,652	-

NET INCOME (LOSS):	1,240	(1,846)

LESS: PREFERRED DIVIDENDS	(41)	(38)

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	1,199	(1,884)

BASIC INCOME (LOSS) PER SHARE	$0.11	($0.52)

From continuing operations	($0.04)	($0.52)
From discontinued operations	$0.15	$0.00

DILUTED INCOME (LOSS) PER SHARE	$0.04	($0.52)

From continuing operations	($0.01)	($0.52)
From discontinued operations	$0.05	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,945,338	3,598,383

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (RESTATED)
(In thousands)
(unaudited)

	Three months ended October 31,
	2005	2004
Net income (loss) to common stockholders	$1,199	($1,884)

Foreign currency translation adjustment	(501)	-

Comprehensive income (loss) to common stockholders	$698	($1,884)

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(In thousands)
(unaudited)

	Three months ended October 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$1,240	($1,846)
Adjustments to reconcile net loss to cash used in operating activities:
Gain in disposal of discontinued operations	(1,652)	-
Debt forgiveness income	-	(460)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	22	23
Non-cash issuance of stock grants and options, employees	180	-
Non-cash issuance of common stock and warrants for services	64	40
Loss on derivative instrument liabilities	26	1,830
Changes in operating assets and liabilities:
Accounts receivable	(59)	(131)
Prepaid expenses and other	15	(20)
Accounts payable	67	90
Accrued liabilities	29	108
Net cash used in operating activities	(68)	(366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(3)	(6)
Acquisition of business	-	(8)
Net cash used in investing activities	(3)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	286
Payments on notes payable	-	14
Proceeds from the exercise of warrants	46	-
Principal payments on capital lease obligation	(1)	-
Net cash provided by financing activities	45	300
DECREASE IN CASH	(26)	(80)
CASH AND CASH EQUIVALENTS, beginning of period	29	94
CASH AND CASH EQUIVALENTS, end of period	$3	$14

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

NON-CASH TRANSACTIONS
Issuance of common stock for conversion of debt	$58	$733
Issuance of common stock for purchase of fixed & Intangible assets	-	24
Conversion of preferred stock to common stock	17	206
Fair value of the derivative instrument	-	-
Change in derivative liabilities on warrants exercised	22	945

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of ATSI Communications, Inc. filed with the SEC on Form 10-KSB/A for the year ended July 31, 2005. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2005, as reported in the amended Form 10-KSB/A filed April 13, 2006, have been omitted. The Company amended this quarterly report to reflect a net loss for the period ended October 31, 2005, related to embedded derivatives in certain securities. See Note 6 to the Interim Financial Statements.

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

	Three months ended October 31,
	2005	2004

Net income (loss) to common Shareholders, as reported	$1,199,000	($1,884,000)
Add: stock based compensation determined under intrinsic value based method	-	-
Less: stock based compensation determined under fair value based method	(281,499)	-

Pro forma net income (loss)	$917,501	($1,884,000)

Basic net income (loss) per common share:
As reported	$0.11	($0.52)
Pro forma	$0.08	($0.52)

Diluted net income (loss) per common share:
As reported	$0.04	($0.52)
Pro forma	$0.03	($0.52)

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

NOTE 4 - GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS

During the six months ended January 31, 2006, ATSI recognized a gain on disposal of discontinued operations of $1,652,000. The gain on disposal of discontinued operations was associated with the sale in October 2005 of ATSI’s Mexican subsidiary, ATSIMex Personal S.A de C.V. This entity discontinued all operations in May 2003. The total liabilities of this entity, net of assets, were approximately $1,652,000 and were assumed by the purchaser. The purchase price under the agreement was $1,000 and no other consideration was included in the purchase agreement.

NOTE 5 - NOTES PAYABLE

On November 1, 2004, ATSI entered into a note payable with Franklin, Cardwell & Jones, PC, for $103,454 associated with legal and professional services previously rendered. As per the terms in the note, the holder at any time after November 1, 2005 can convert all or any part of the outstanding balance and accrued and unpaid interest to shares of ATSI’s common stock equal to the amount converted divided by the product of (a) 0.90 times (b) the five-day average of the last sales of the common stock prior to the conversion day. This conversion feature was determined to be an embedded derivative and, accordingly, the embedded derivative portion of the value of the note is attributable to the conversion feature. The embedded derivative value at October 31, 2005, is $13,493 and is included in Derivative Financial Instrument Liabilities on the balance sheet. A corresponding change of $5,358 is reflected in the statement of operations as gain on derivative instrument liability.

On November 1, 2005, the holder of the note elected to convert $13,454 of the principal balance and $6,207 of the accrued interest into 66,603 common shares of ATSI. The promissory note payable had a maturity date of December 1, 2005 and has an annual interest rate of 6%. On December 1, 2005 Franklin, Cardwell & Jones agreed to extend the maturity date on this note until December 1, 2006.

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

Based on the guidance in SFAS 133 and EITF 00-19, ATSI concluded that all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require ATSI to bifurcate and separately account for the conversion features of the Note Payable to Franklin Cardwell and Jones, the 9% Convertible Debentures and warrants issued to consultants as embedded derivatives.

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

Furthermore, ATSI concluded that the exercise price and the number of shares to be issued under the “Consulting Warrants” to two individuals are fixed. However, since the 9% Convertible debenture was issued prior to these warrants and these debentures might result in issuing an indeterminate number of shares, it cannot be concluded that the Company has a sufficient number of authorized shares to settle these warrants. As such, the warrants were accounted for as derivative instrument liabilities. ATSI is required to record the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability.” The derivative liabilities were not previously classified as such in ATSI’s historical financial statements. As a result, ATSI reflected these changes in the accompanying restated financial statements under the amended Form 10-KSB for the year ended July 31, 2005 and the quarterly report for the period ended October 31, 2005.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of October 31, 2005 and July 31, 2005 is as follows:

	Embedded derivative liability balance		Cumulative
	10/31/2005	7/31/2005	Net Change

Note Payable, Franklin Cardwell and Jones	13,493	18,851	(5,358)
9% Convertible Debenture & warrants	-	-	-
Consulting warrants	15,104	5,353	9,751

Total:	$28,597	$24,204	$4,393

And the impact on the statements of operations as of October 31, 2005 and 2004 is as follows:

Gain (loss) on embedded derivative liabilities:	Three months ended October 30,
	2005	2004
Note Payable, Franklin Cardwell and Jones	$5,358	-
9% Convertible Debenture & warrants	-	(3,888)
Consulting warrants	(31,291)	(1,826,167)

Total gain (loss) on embedded derivative liabilities:	($25,933)	($1,830,055)

Since the conversion option for the Series D Preferred Stock is contingent, as a result of the ongoing litigation with the holders of these securities, the Series D Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency and lawsuit is resolved in the future and the holder becomes able to convert, ATSI will assess whether the conversion option meets the definition of a derivative under SFAS 133. However, as of July 31, 2003, the Series D Preferred Stock, which is carried as a current liability, is recorded at its stated redemption amount of $1,270 per share or approximately $942,000. ATSI continues to accrue dividends on the Series D Preferred Stock, pending resolution of the Company’s lawsuit. At October 31, 2005, the carrying amount of the Series D Preferred Stock was $1,193,000, including accrued dividends of $251,000.

Because the conversion option for the Series E Preferred Stock is contingent, as a result of the ongoing litigation with the holders of these securities, the Series E Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency and lawsuit is resolved in the future and the holder becomes able to convert, ATSI will assess whether the conversion option meets the definition of a derivative under SFAS 133. However, as of July 31, 2003, the Series E Preferred Stock, which is carried as a current liability, is recorded at its stated redemption amount of $1,250 per share or approximately $1,463,000. ATSI continues to accrue an amount equivalent to dividends of 6% per annum on the Series E Preferred Stock, pending resolution of the Company’s lawsuit. At October 31, 2005, the carrying amount of the Series E Preferred Stock was $1,767,000, including accrued dividends of $304,000.

NOTE 7 - RESTATEMENT

ATSI has restated its 2005 and 2004 quarterly financial statements from amounts previously reported. ATSI has determined that certain financial instruments issued by the Company contain features that require the Company to account for these features as derivative instruments. Accordingly, warrants issued to consultants, the conversion features of the Note Payable to Franklin Cardwell & Jones and the 9% Convertible Debentures and associated warrants have been accounted for as derivative instrument liabilities rather than as equity. Additionally, the embedded conversion features of the Note Payable to Franklin Cardwell & Jones and the embedded conversion features of the 9% Convertible Debentures and warrants related to the debt, have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. Note 6 was added to disclose the derivative instrument liabilities and provided information on subsequent changes. In addition, ATSI has modified the estimated volatility used in the Black-Scholes option pricing model used to value the warrants issued to consultants, the warrants issued to the 9% Convertible Debentures holders and the conversion features embedded in the note payable to Franklin, Cardwell & Jones and 9% Convertible Debentures.

ATSI is required to record the fair value of the conversion features and the warrants on the balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative instrument liabilities.” The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on the consolidated statement of operations for the quarter ended October 31, 2005, was a decrease in the net income attributable to common shareholders of $48,133. Basic and diluted net income attributable to common shareholders per share for the quarter ended October 31, 2005 remained the same at $0.11 and $0.04, respectively. The effect on the consolidated balance sheet as of October 31, 2005 was a decrease in stockholders' equity of $421,000.

ATSI has also recorded an additional liability and a corresponding adjustment of $405,000 to additional paid in capital to present the Series E Convertible Preferred Stock at its full redemption value of $1,463,000.

In all other material respects, the financial statements are unchanged. Following is a summary of the restatement adjustments:

	For the three months ended October 31, 2005			For the three months ended October 31, 2004
	(in thousands, except share information)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Summary Balance Sheet

Total assets	$379	-	$379	$369	-	$369

Pre-petition Liabilities of bankrupt subsidiaries, net of assets	-	-	-	12,104	-	12,104
Accounts payable	612	-	612	595	-	595
Accrued liabilities	953	55	1,008	660	20	680
Current portion of obligation under capital leases	3	-	3	3	-	3
Notes payable, related party	16	-	16	16	-	16
Notes payable				691	-	691
Notes payable, Franklin Cardwell & Jones	104	(27)	77	-	-	-
Convertible debentures	275	(41)	234	275	(41)	234
Series D Cumulative Preferred Stock	1,193	-	1,193	1,149	-	1,149
Series E Cumulative Preferred Stock	1,362	405	1,767	1,292	405	1,697
Derivative financial instrument liabilities	-	29	29	-	2,233	2,233
Liabilities from discontinued operations	-	-	-	1,152	-	1,152

Total current liabilities	4,518	421	4,939	17,937	2,617	20,554

	For the three months ended October 31, 2005			For the three months ended October 31, 2004
	(in thousands, except share information)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Total long-term liabilities	515	-	515	520	-	520

Series A preferred stock	-	-	-	-	-	-
Series H preferred stock	14	-	14	14	-	14
Common stock	12	-	12	5	-	5
Additional paid in capital	72,279	(5,425)	66,854	69,950	(5,726)	64,224
Accumulated deficit	(76,960)	5,004	(71,956)	(88,559)	3,109	(85,450)
Other comprehensive income	1	-	1	502	-	502

Total Stockholder's deficit	(4,654)	(421)	(5,075)	(18,088)	(2,617)	(20,705)

Total liabilities and stockholder's deficit	$379	-	$379	$369	-	$369

Summary statements of operations

Revenues	$2,322	-	$2,322	$842	-	$842
Operating expenses & depreciation expense	2,670	12	2,682	1,284	-	1,284
Operating loss	(348)	(12)	(360)	(442)	-	(442)
Other Income	(16)	(36)	(52)	429	(1,833)	(1,404)
Net income (loss) from continuing operations	(364)	(48)	(412)	(13)	(1,833)	(1,846)
Net income from discontinued operations	1,652		1,652
Preferred Dividends	(41)	-	(41)	(38)	-	(38)
Net income (loss) to common stockholders	$1,247	(48)	$1,199	($51)	(1,833)	($1,884)

Basic Earnings (loss) per share	$0.11	$0.00	$0.11	($0.01)	($0.51)	($0.52)
From continuing operations	($0.04)	$0.00	($0.04)	($0.01)	($0.51)	($0.52)
From discontinued operations	$0.15	$0.00	$0.15	$0.00	$0.00	$0.00
Diluted Earnings (loss) per share	$0.04	$0.00	$0.04	($0.01)	($0.51)	($0.52)
From continuing operations	($0.01)	$0.00	($0.01)	($0.01)	($0.51)	($0.52)
From discontinued operations	$0.05	$0.00	$0.05	$0.00	$0.00	$0.00

NOTE 8-SUBSEQUENT EVENTS

On November 4, 2005 ATSI entered into a credit facility agreement with CSI Business Finance, Inc. Under the agreement, CSI Business Finance, Inc. committed to lend up to $150,000 secured by ATSI’s monthly receivables. The agreement expires on November 4, 2006 and it has an annual interest rate of 18%. As part of the transaction ATSI paid an application, legal and documentation fee of $6,000 and a brokerage fee of $20,000 to Corporate Strategies, Inc. As of January 31, 2006 we have fully drawn the available credit facility of $150,000.

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

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three months ended October 31, 2005 and 2004. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included in the annual report on Form 10-KSB/A filed with the SEC on April 13, 2006. As used in this section, the term “fiscal 2006” means the year ending July 31, 2006 and “fiscal 2005” means the year ended July 31, 2005.

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

We have had operating losses for almost every quarter since we began operations in 1994. Our operating losses from continuing operations were approximately $360,000 and $442,000, for the quarters ended October 31, 2005 and 2004, respectively. Additionally, we had a working capital deficit of approximately $4,679,000 at October 31, 2005. We have experienced difficulty in paying our vendors and lenders on time in the past, and we expect this trend to continue over the next 12 months as we continue to build our customer base and increase our operations. Moreover, we are currently pursuing various alternatives including equity offerings, exchanging some portion or all of our debt for equity, and restructuring our debt to extend the maturity. However, in the event we fail to execute on our current plan or that circumstances currently unknown or unforeseen by us arise, we may not succeed in re-capitalizing the Company or be able to obtain additional funding to allow us to meet our obligations.

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

	Three Months Ended October 31,
	2005		2004
	$	%	$	%
Operating revenues
Carrier services	$2,313	100%	$769	91%
Network services	9	0%	73	9%

Total operating revenues	2,322	100%	842	100%

Cost of services (Exclusive of depreciation and amortization, shown below)	2,240	96%	772	92%

Gross Margin	82	4%	70	8%

Three Months Ended October 31,
2005		2004
$	%	$	%

Selling, general and administrative expense (exclusive of legal and professional fees, non cash stock compensation to employees and warrants for services, shown below)	149	6%	210	25%

Legal and professional fees	27	1%	239	28%

Non-cash issuance of common stock and warrants for services	64	3%	40	5%

Non-cash stock-based compensation, employees	180	8%	-	0%

Depreciation and amortization	22	1%	23	3%

Operating loss	(360)	-16%	(442)	-52%

Debt forgiveness income	-	0%	460	0%
Gain (loss) on derivative instrument liabilities	(26)	-1%	(1,830)	-217%
Interest expense	(26)	-1%	(34)	-4%

NET LOSS FROM CONTINUING OPERATIONS	(412)	-18%	(1,846)	-219%

DISCONTINUED OPERATIONS (NOTE 4)
Gain on disposal of discontinued operations	1,652	71%	-	0%
NET INCOME FROM DISCONTINUED OPERATIONS	1,652	71%	-	0%

NET INCOME (LOSS):	1,240	53%	(1,846)	-219%

Less: preferred stock dividends	(41)	-2%	(38)	-5%

Net income (loss) applicable to common stockholders	$1,199	52%	($1,884)	-224%

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

Cost of Services. (Exclusive of depreciation and amortization) The consolidated cost of services increased by $1,468,000 or 190% from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. The increase in cost of services is a direct result of the increase in carrier services revenue. As mentioned above, our carrier traffic increased from approximately 16,304,526 minutes in the first quarter of fiscal 2005 to approximately 47,943,067 minutes in the quarter ended October 31, 2005, thus increasing our cost of services between quarters. Consolidated cost of services as a percentage of sales increased from 92% in the first quarter of fiscal 2005 to 96% in the first quarter of fiscal 2006, primarily as a result of decline in revenue from network services and the increase in costs paid to our providers that could not be passed on to our customers. As a result, gross margins declined from 8% of revenue in the first quarter of fiscal 2005 to 4% of revenue in the first quarter of fiscal 2006

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees, non-cash stock compensation to employees and common stock and warrants for services). SG&A expenses decreased $61,000, or 29% from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. The decrease is attributable to the reduction of $45,000 in wages and contract labor associated with the operations of the retail services during the quarter ended October 31, 2004.

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

Non-cash issuance of common stock and warrants for services. Non-cash issuance of common stock and warrants for services increased by $24,000 from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. This increase is primarily due to recognition of non-cash compensation expense associated with the consulting agreements entered with an individual for legal services relating to pending litigation and consulting services associated with the retail services unit.

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

Operating Loss. The Company’s operating loss decreased by $82,000 or 19% from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. The decrease in operating loss is attributed to the decrease in legal and professional fees of $212,000 and a decrease in SG&A expenses of $61,000 between quarters. These decrease were slightly offset by the increase in non-cash issuance of common stock and warrant expense for services of $64,000 and the increase in non-cash stock based compensation expense to employees of $180,000.

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

Gain (loss) on derivative instruments liabilities, net. The Company recognized a loss on derivative instruments of $26,000 during the quarter ended October 31, 2005 compared to a loss of $1,830,000 during the quarter ended October 31, 2004, a decrease of $1,804,000. The decrease is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Other Income (expense). Other expense decreased by $8,000 or 24% from the quarter ended October 31, 2004 to the quarter ended October 31, 2005. The decrease can be attributed to the decrease in interest expense associated with the various Note payables with Recap Marketing fully paid during fiscal 2005. As a result during the quarter ended October 31, 2005 we did not incur any interest expense to Recap Marketing.

Net loss from continuing operations. Net loss from continuing operations decreased by $1,434,000. The decease in net loss from continuing operations is attributed to the decrease of $1,804,000 in derivative instrument loss between periods and the decrease in legal and professional fees of $212,000. The decrease in net loss from continuing operations was slightly offset by the increase in non-cash issuance of common stock and warrant expense for services of $64,000 and the increase in non-cash stock based compensation expense to employees of $180,000.

Net income from discontinued operations. During the quarter ended October 31, 2005 we recognized a gain on disposal of discontinued operations of $1,652,000. The gain on disposal of discontinued operations arose from the sale of ATSI’s ownership in ATSIMex Personal S.A de C.V. Under the share purchase agreement the buyer acquired the total ownership and assumed all related liabilities on this entity of $1,652,000 and as a result we recognized a gain of $1,652,000

Preferred Stock Dividends. Preferred Stock Dividends expense increased by $3,000 or 8% between periods, from $38,000 for the quarter ended October 31, 2004 to $41,000 during the quarter ended October 31, 2005. The increase in preferred dividend expense is attributed to the recognition of preferred dividend expense related to the conversion of 342,514 Redeemable Preferred Series H shares to 411,004 shares of common stock.

Net income (loss) to Common Stockholders. During the quarter ended October 31, 2005 we recognized $1,199,000 in net income to common stockholders, this represented an improvement of $3,083,000 or 164% from the quarter ended October 31, 2004. The improvement in net income to common stockholders is primarily due to the recognition of $1,652,000 in gain in disposal of investment related to the sale of ATSIMex Personal to a Mexican buyer. Additionally, the improvement in net income to common stockholders between periods is attributed to the increase in gross profit margin of $12,000. Further, the improvement in net loss from continuing operations is attributed to the decrease between periods of $212,000 in legal and professional fees. The decrease in these expenses was slightly offset by the increase of $24,000 in non-cash issuance of common stock and warrants expense for services and the increase of $180,000 in non-cash stock based compensation expense to employees.

Liquidity and Capital Resources

Cash Position: During the quarter ended October 31, 2005, operations consumed approximately $68,000 in cash, primarily due to the operating loss and the reduction in accounts receivable compared to the prior period. Investing activities during the first quarter of fiscal 2006 consumed an additional $3,000 relating to the acquisition of two new routers to accommodate the increase in our network capacity. Financing activities during the first quarter of fiscal 2006 generated $46,000 from the exercise of 331,084 warrants, which was offset by $1,000 relating to principal payments under the lease of certain equipment. Overall, our net operating, investing and financing activities during the three months ended October 31, 2005 provided a decrease of $26,000 in cash balances. We had a cash balance of $3,000 as of October 31, 2005.

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

Additionally, in an effort to continue to conserve cash, we are not presently paying quarterly interest and dividends on our outstanding convertible debentures and Redeemable Preferred stock. However, we have continued to accrue dividends and interest on such debentures and Redeemable Preferred stock. The increase in accrued liabilities related to the dividends and interest in arrears contributed approximately $56,000 in cash flow savings during the quarter ended October 31, 2005.

Our working capital deficit at October 31, 2005 was $4,679,000. This represents a decrease of approximately $1,153,000 from our working capital deficit at July 31, 2005. The decrease can primarily be attributed to the recognition of a gain on disposal of investment of $1,652,000. The gain on disposal of investment is associated with the sale of ATSI’s ownership in ATSIMex Personal S.A de C.V.

Our current liabilities include:

•	$103,454 owed to Attorneys for legal services rendered during fiscal 2004.

•
$1,193,000 associated with the Series D Cumulative preferred stock. Of this balance, $942,000 is associated with the full redemption of this security and $251,000 is related to the accrued dividends as of October 31, 2005.

•
$1,767,000 associated with the Series E Cumulative preferred stock. Of this balance, $1,463,000 is associated with the full redemption of this security and $304,000 is related to the accrued dividends as of October 31, 2005. During the fiscal year ended July 31, 2003, the Company was de-listed from AMEX and according to the terms of the Series E Cumulative preferred stock Certificate of Designation, if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX the Series E preferred stockholder could request a mandatory redemption of the total outstanding preferred stock. As of the date of this filing we have not received such redemption notice. On October 31, 2002, we filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint as to all defendants with prejudice. We plan to appeal that decision once a final judgment has been entered. On July 9, 2004, we filed a separate but related lawsuit in the same court against Sam Levinson and Uri Wolfson. On April 27, 2005, the court entered a final judgment dismissing that action with prejudice based on the February 25, 2005 decision in the first action. On May 25, 2005, we appealed the dismissal of the second action to the United States Court of Appeals for the Second Circuit. On September 9, 2005 we appealed the dismissal of the first action to the United States Court of Appeals for the Second Circuit. Our attorneys are also in the process of investigating whether any other institutions participated in the manipulation of the company's stock and to advise us whether to pursue other legal

Ongoing operations

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

ITEM 3. CONTROLS AND PROCEDURES

The Company has adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Controller and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that the application of APB 25 had not been applied properly to stock option expense for employees resulting in an adjustment of approximately $280,000 to correct an overstatement of option expense and additional paid in capital. This error was corrected prior to filing our quarterly report on Form 10-QSB. Due to the materiality of the adjustment, we determined that our controls and procedures regarding disclosure requirements were not effective for the period presented. The Company monitors changes in accounting pronouncements and reporting requirements on an ongoing basis and utilizes outside consultants on matters requiring special accounting or reporting requirements when necessary to provide additional assurance that the Company maintains effective disclosure controls and procedures.

Additionally, the President and Chief Executive Officer and the Controller and Principal Financial Officer have identified weaknesses in the accounting for convertible instruments and disclosure of embedded derivatives.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of October 31, 2005, the Company was in arrears with respect to the declaration of the following dividends payable on outstanding shares of its Preferred Stock:

Series A Cumulative Preferred Stock	$222,000
Series D Cumulative Preferred Stock	251,000
Series E Cumulative Preferred Stock	304,000
TOTAL	$777,000

ITEM 6. EXHIBITS

(a) Exhibits: The following documents are filed as exhibits to this report.

Exhibit Number	Description

4.1	Agreement to Extend Promissory Note dated December 1, 2005 between ATSI Communications, Inc. and Franklin, Cardwell & Jones, PC.

4.2	Secured Promissory Note and Security Agreement dated November 4, 2005 between ATSI Communications, Inc. and CSI Business Finance, Inc.

10.1	Confidential Settlement Agreement and Mutual release dated October 31, 2005 between ATSI Communications, Inc. and Telemarketing de Mexico S.A de C.V.

10.2	Stock Purchase Agreement dated October 15, 2005 between ATSI Communications, Inc. and Alejandro Sanchez Guzman (Sale of ATSIMex Personal S.A de C.V.)

10.3	Factoring Agreement dated November 4, 2005 between ATSI Communications, Inc. and CSI Business Finance, Inc.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC (Registrant)

Date: April 13, 2006	By:	/s/ Arthur L. Smith
Name: Arthur L. Smith
Title: President and Chief Executive Officer

Date: April 13, 2006	By:	/s/ Antonio Estrada
Name: Antonio Estrada
Title: Corporate Controller (Principal Accounting and Principal Financial Officer)