Form 10QSB/A
period 2006-01-31
ATSI COMMUNICATIONS INC/DE
filed 2006-04-14
CIK 1014052

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

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB/A
FOR THE QUARTER ENDED JANUARY 31, 2006

INDEX

PART I. FINANCIAL INFORMATION

Statement Regarding This Amendment

We are amending our Form 10-QSB for the period ended January 31, 2006, as previously filed on March 23, 2006. We have had correspondence with the Staff of the Securities and Exchange Commission concerning the appropriate accounting of warrants issued to consultants, the conversion features of the Note Payable to Franklin Cardwell & Jones and the accounting of the 9% Convertible Debentures and associated warrants.

 As a result of these discussions, warrants issued to consultants, the conversion features of the Note Payable to Franklin Cardwell & Jones and the 9% Convertible Debentures and associated warrants have been accounted for as derivative instrument liabilities rather than as equity. Additionally, the embedded conversion features of the Note Payable to Franklin Cardwell and Jones and the embedded conversion features of the 9% Convertible Debentures and warrants related to the debt, have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. We have added footnote 7 to disclose the derivative instrument liabilities and provided information on subsequent changes. In addition, we have modified the estimated volatility used in the Black-Scholes option pricing model used to value the warrants issued to consultants, the warrants issued to the 9% Convertible Debentures holders and the conversion features embedded in our Note payable to Franklin, Cardwell & Jones and 9% Convertible Debentures.

We are required to record the fair value of the conversion features and the warrants on our balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability.” The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on our consolidated statement of operations for the quarter and six months ended January 31, 2006, was a decrease in our net loss attributable to common shareholders of $16,000 and $38,000, respectively. The effect on our consolidated balance sheet as of January 31, 2006 was a reclassification between accumulated deficit and additional paid in capital of $3,440,000.

In all other material respects, this Amended Quarterly Report on Form 10-QSB is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on March 23, 2006. This amendment should also be read in conjunction with our amended Annual Report on Form 10-KSB/A for the fiscal year ended July 31, 2005 and our Quarterly Reports on Form 10-QSB/A for the quarters ended April 30, 2005 and October 31, 2005, together with any subsequent amendments thereof.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (RESTATED)
(in thousands, except share information)

	January 31,	July 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190	$29
Accounts receivable	278	170
Prepaid & other current assets	20	44
Total current assets	488	243

PROPERTY AND EQUIPMENT	281	228
Less - accumulated depreciation	(138)	(90)
Net property and equipment	143	138

Total assets	$631	$381

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$702	$606
Accounts payable, CSI Business Finance	150	-
Accrued liabilities	932	1,033
Current portion of obligation under capital leases	3	3
Notes payable	50	-
Notes payable, related party	16	16
Notes payable, Franklin, Cardwell & Jones (see note 4)	69	77
Convertible debentures	234	234
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and outstanding	1,204	1,182
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,170 shares issued and outstanding	1,785	1,749
Derivative financial instrument liabilities (see note 7)	90	24
Liabilities from discontinued operations, net of assets	-	1,152
Total current liabilities	5,235	6,076

LONG-TERM LIABILITIES:
Notes payable	500	500
Obligation under capital leases, less current portion	8	9
Other	6	8
Total long-term liabilities	514	517

Total liabilities	5,749	6,593

STOCKHOLDERS' DEFICIT:
Series A Cumulative Convertible Preferred Stock, 50,000 shares authorized, 3,750 shares
issued and outstanding	-	-
Series H Convertible Preferred Stock, 16,000,000 shares authorized, 12,477,851 and 13,912,372 shares
issued and outstanding, respectively	12	14
Common stock, $0.001, 150,000,000 shares authorized, 14,610,848 and 10,397,222 shares
issued and outstanding, respectively	15	10
Additional paid in capital	66,996	66,458
Accumulated deficit	(72,142)	(73,196)
Other comprehensive income	1	502
Total stockholders' deficit	(5,118)	(6,212)
Total liabilities and stockholders' deficit	$631	$381

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
(In thousands, except per share amounts)
(unaudited)

	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005
OPERATING REVENUES:
Carrier services	$2,942	$1,446	$5,257	$2,215
Network services	5	74	13	147

Total operating revenues	2,947	1,520	5,270	2,362

OPERATING EXPENSES:
Cost of services (exclusive of depreciation
and amortization, shown below)	2,769	1,422	5,009	2,194
Selling, general and administrative expense (exclusive of legal and professional fees,
non cash stock compensation to employees and warrants for services, shown below)	158	82	319	306
Legal and professional fees	55	40	75	305
Non-cash issuance of common stock and warrants for services	66	400	126	400
Non-cash stock-based compensation, employees	-	474	180	474
Bad debt	-	4	-	4
Depreciation and amortization	26	24	48	47

Total operating expenses	3,074	2,446	5,757	3,730

OPERATING (LOSS)	(127)	(926)	(487)	(1,368)

OTHER INCOME (EXPENSE):
Other Expense	-	4	-	4
Gain (loss) on derivative instrument liabilities	(69)	1,379	(95)	(451)
Debt forgiveness income	38	-	38	460
Interest expense	(28)	(43)	(54)	(77)

Total other income (expense), net	(59)	1,340	(111)	(64)

NET LOSS FROM CONTINUING OPERATIONS	(186)	414	(598)	(1,432)

DISCONTINUED OPERATIONS (NOTE 6)
Gain on disposal of discontinued operations	-	-	1,652	-
NET INCOME FROM DISCONTINUED OPERATIONS	-	-	1,652	-

NET INCOME (LOSS):	($186)	$414	1,054	($1,432)

LESS: PREFERRED DIVIDENDS	(54)	(38)	(95)	(76)

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	($240)	$376	$959	($1,508)

BASIC INCOME (LOSS) PER SHARE	($0.02)	$0.06	$0.08	($0.30)

From continuing operations	($0.02)	$0.06	($0.06)	($0.30)
From discontinued operations	$0.00	$0.00	$0.14	$0.00

DILUTED INCOME (LOSS) PER SHARE	($0.01)	$0.02	$0.04	($0.30)

From continuing operations	($0.01)	$0.02	($0.02)	($0.30)
From discontinued operations	$0.00	$0.00	$0.06	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,927,793	6,346,695	11,936,566	5,088,741

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (RESTATED)
(In thousands)
(unaudited)
	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005
Net income (loss) to common stockholders	($240)	$376	$959	($1,508)

Foreign currency translation adjustment	-	-	(501)	-

Comprehensive income (loss) to common stockholders	($240)	$376	$458	($1,508)

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(In thousands)
(unaudited)
	Six months ended January 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$1,054	($1,432)
Adjustments to reconcile net loss to cash used in operating activities:
Gain in disposal of discontinued operations	(1,652)	-
Debt forgiveness income	-	(460)
Depreciation and amortization	48	47
Non-cash issuance of stock grants and options, employees	180	474
Non-cash issuance of common stock and warrants for services	126	471
Provisions for losses on accounts receivables	-	4
Loss on derivative instrument liabilities	95	451
Changes in operating assets and liabilities:
Accounts receivable	(108)	(150)
Prepaid expenses and other	24	(42)
Accounts payable	146	130
Accrued liabilities	33	39
Net cash used in operating activities	(54)	(468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(4)	(8)
Acquisition of business	-	(8)
Net cash used in investing activities	(4)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	50	370
Payments on notes payable	-	(774)
Proceeds from factoring line of credit	150	-
Processing fees, factoring line of credit	(26)	-
Proceeds from the exercise of warrants	46	788
Principal payments on capital lease obligation	(1)	(1)
Net cash provided by financing activities	219	383
INCREASE (DECREASE) IN CASH	161	(101)
CASH AND CASH EQUIVALENTS, beginning of period	29	94
CASH AND CASH EQUIVALENTS, end of period	$190	($7)

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

NON-CASH TRANSACTIONS
Issuance of common stock for conversion of debt	$115	$733
Issuance of common stock for purchase of fixed & Intangible assets	-	24
Conversion of preferred stock to common stock	92	206
Change in derivative liabilities on warrants exercised	22	1,229

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2005, as reported in the amended Form 10-KSB/A filed April 14, 2006, have been omitted. The Company amended this quarterly report to reflect a net loss for the period ended January 31, 2006, related to embedded derivatives in certain securities. See Note 7 to the Interim Financial Statements.

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

	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005

Net income (loss) to common
shareholders, as reported	$(240,000)	$376,000	$959,000	$1,508,000)
Add: stock based compensation determined
under intrinsic value based method	-	-	-	-
Less: stock based compensation determined
under fair value based method	-	-	(281,499)	-

Pro forma net income (loss)	$(240,000)	$376,000	$677,501	$(1,508,000)

Basic net income (loss) per common share:
As reported	$(0.02)	$0.06	$0.08	$(0.30)
Pro forma	$(0.02)	$0.06	$0.06	$(0.30)

Diluted net income (loss) per common share:
As reported	$(0.01)	$0.02	$0.04	$(0.30)
Pro forma	$(0.01)	$0.02	$0.03	$(0.30)

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

NOTE 4 - NOTES PAYABLE

On November 1, 2004, ATSI entered into a note payable with Franklin, Cardwell & Jones, PC, for $103,454 associated with legal and professional services previously rendered. As per the terms in the note, the holder at any time after November 1, 2005 can convert all or any part of the outstanding balance and accrued and unpaid interest to shares of ATSI’s common stock equal to the amount converted divided by the product of (a) 0.90 times (b) the five-day average of the last sales of the common stock prior to the conversion day. This conversion feature was determined to be an embedded derivative and, accordingly, the embedded derivative portion of the value of the note is attributable to the conversion feature. The embedded derivative value at January 31, 2006, is $43,476 and is included in Derivative Financial Instrument Liabilities on the balance sheet. A corresponding, loss on derivative instrument liabilities of $32,257 is reflected in the statement of operations for the six months ended January 31, 2006. Additionally, on November 1, 2005, the holder of the note elected to convert $13,454 of the principal balance and $6,207 of the accrued interest into 66,603 common shares of ATSI. Furthermore, on January 6, 2006, the holder elected to convert $20,000 of the principal balance and $1,632 of accrued interest into 98,328 common shares of ATSI stock. The promissory note payable had a maturity date of December 1, 2005 and has an annual interest rate of 6%. On December 1, 2005 Franklin, Cardwell & Jones agreed to extend the maturity date on this note until December 1, 2006.

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

Based on the guidance in SFAS 133 and EITF 00-19, we concluded that all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require ATSI to bifurcate and separately account for the conversion features of the Note Payable to Franklin Cardwell & Jones, the 9% Convertible Debentures and warrants issued to consultants as embedded derivatives.

Pursuant to SFAS 133, ATSI bifurcated the conversion feature from the Note Payable to Franklin Cardwell & Jones, because the conversion price is not fixed and it’s not convertible into a fixed number of shares. Accordingly, the embedded derivative must be bifurcated and accounted for separately.

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of January 31, 2006 and July 31, 2005 is as follows: :

	Embedded derivative liability balance		Net change
	1/31/2006	7/31/2005	in value
Note Payable, Franklin Cardwell & Jones	43,476	18,851	24,625
9% Convertible Debenture & warrants	-	-	-
Consulting warrants	46,293	5,353	40,940

Total:	89,769	24,204	65,565

And the impact on statements of operations as of the three and six months ended January 31, 2006 and 2005 is as follows:

Gain (loss) on embedded derivative liabilities:	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005
Note Payable, Franklin Cardwell & Jones	$(38,615)	$(13,598)	$(33,257)	$(13,598)
9% Convertible Debenture & warrants	-	10,143.00	-	6,255
Consulting warrants	(31,189)	1,382,211.00	(62,480)	(443,956)

Total gain (loss) on embedded derivative liabilities:	$(69,804)	$1,378,756	$(95,737)	$(451,299)

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

Because the conversion option for the Series E Preferred Stock is contingent, as a result of the ongoing litigation with the holders of these securities, the Series E Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency and lawsuit is resolved in the future and the holder becomes able to convert, ATSI will assess whether the conversion option meets the definition of a derivative under SFAS 133. However, as of July 31, 2003, the Series E Preferred Stock, which is carried as a current liability, is recorded at its stated redemption amount of $1,250 per share or approximately $1,463,000. ATSI continues to accrue an amount equivalent to dividends of 6% per annum on the Series E Preferred Stock, pending resolution of the Company’s lawsuit. At January 31, 2006, the carrying amount of the Series E Preferred Stock was $1,785,000, including accrued dividends of $322,000.

NOTE 8 - RESTATEMENT

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

ATSI is required to record the fair value of the conversion features and the warrants on the balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative instrument liabilities.” The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on the consolidated statement of operations for the quarter and six months ended January 31, 2006, was a decrease in the net income attributable to common shareholders of $16,000 and $38,000, respectively. Basic earnings (loss) attributable to common shareholders per share for the quarter and six months ended January 31, 2006 remind the same at ($0.02) and $0.08, respectively. Diluted earnings (loss) attributable to common shareholders per share for the quarter and six months ended January 31, 2006 remind the same at ($0.01) and ($0.02), respectively. The effect on the consolidated balance sheet as of January 31, 2006 was a reclassification between accumulated deficit and additional paid in capital of $3,440,000.

In all other material respects, the financial statements are unchanged. Following is a summary of the restatement adjustments:

	For the three months ended January 31, 2006			For the three months ended January 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Summary Balance Sheet

Total assets	$631	-	$631	$373	-	$373

Pre-petition Liabilities of bankrupt subsidiaries, net of assets	-	-	-	12,104	-	12,104
Accounts payable	702	-	702	542	-	542
Accounts payable, CSI Business Finance	150		150	-	-	-
Accrued liabilities	932	-	932	593	27	620
Current portion of obligation under capital leases	3	-	3	3	-	3
Notes payable, related party	16	-	16	16	-	16
Notes payable	50	-	50	-	-	-
Notes payable, Franklin Cardwell & Jones	69	-	69	103	(26)	77
Convertible debentures	234	-	234	275	(41)	234
Series D Cumulative Preferred Stock	1,204	-	1,204	1,159	-	1,159
Series E Cumulative Preferred Stock	1,785	-	1,785	1,310	404	1,714
Derivative financial instrument liabilities	90	-	90	-	597	597
Liabilities from discontinued operations	-	-	-	1,152	-	1,152

Total current liabilities	5,235	-	5,235	17,257	961	18,218

Total long-term liabilities	514	-	514	517	-	517

Series A preferred stock	-	-	-	-	-	-
Series H preferred stock	12	-	12	14	-	14
Common stock	15	-	15	9	-	9
Additional paid in capital	70,436	(3,440)	66,996	71,859	(5,633)	66,226
Accumulated deficit	(75,582)	3,440	(72,142)	(89,785)	4,672	(85,113)
Other comprehensive income	1	-	1	502	-	502

Total Stockholder's deficit	(5,118)	-	(5,118)	(17,401)	(961)	(18,362)

Total liabilities and stockholder's deficit	$631	-	$631	$373	-	$373

Summary statements of operations

Revenues	$2,947	-	$2,947	$1,520	-	$1,520
Operating expenses, COGS & depreciation	3,074	-	3,074	2,637	(191)	2,446
Operating loss	(127)	-	(127)	(1,117)	191	(926)
Other Income	(43)	(16)	(59)	2,023	(683)	1,340
Net income (loss) from continuing operations	(170)	(16)	(186)	906	(492)	414
Net income from discontinued operations	-	-	-	-	-	-
Preferred Dividends	(54)	-	(54)	(38)	-	(38)
Net income (loss) to common stockholders	$(224)	$(16)	$(240)	$868	$(492)	$376

Basic Earnings (loss) per share	$(0.02)	$0.00	(0.02)	$0.14	($0.08)	$0.06
From continuing operations	$(0.02)	$0.00	$(0.02)	$0.14	$(0.08)	$0.06
From discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Diluted Earnings (loss) per share	$(0.01)	$0.00	$(0.01)	$0.04	$0.02	$0.06
From continuing operations	$(0.01)	$0.00	$(0.01)	$0.04	$0.02	$0.06
From discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

	For the six months ended January 31, 2006			For the six months ended January 31, 2005
	(in thousands, except share information)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Summary statements of operations

Revenues	$5,270	-	$5,270	$2,362	-	$2,362
Operating expenses, COGS & depreciation	5,757	-	5,757	3,921	(191)	3,730
Operating loss	(487)	-	(487)	(1,559)	191	(1,368)
Other Income	(73)	(38)	(111)	1,565	(1,629)	(64)
Net income (loss) from continuing operations	(560)	(38)	(598)	6	(1,438)	(1,432)
Net income from discontinued operations	1,652	-	1,652	-	-	-
Preferred Dividends	(95)	-	(95)	(76)	-	(76)
Net income (loss) to common stockholders	$997	(38)	$959	$-70	(1,438)	$-1,508

Basic Earnings (loss) per share	$0.08	$0.00	$0.08	$(0.01)	$(0.29)	$(0.30)
From continuing operations	$(0.05)	$(0.01)	$(0.06)	$(0.01)	$(0.29)	$(0.30)
From discontinued operations	$0.13	$0.01	$0.14	$0.00	$0.00	$0.00
Diluted Earnings (loss) per share	$0.04	$0.00	$0.04	$0.00	$(0.30)	$(0.30)
From continuing operations	$(0.02)	$0.00	$(0.02)	$0.00	$(0.30)	$(0.30)
From discontinued operations	$0.06	$0.00	$0.06	$0.00	$0.00	$0.00

NOTE 9-SUBSEQUENT EVENTS

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

We have had operating losses for almost every quarter since we began operations in 1994. Our operating losses from continuing operations were approximately $487,000 and $1,368,000, for the six months ended January 31, 2006 and 2005, respectively. Additionally, we had a working capital deficit of approximately $4,747,000 at January 31, 2006. We have experienced difficulty in paying our vendors and lenders on time in the past, and we expect this trend to continue over the next 12 months as we continue to build our customer base and increase our operations. Moreover, we are currently pursuing various alternatives including equity offerings, accounts receivable factoring, exchanging some portion or all of our debt for equity, and restructuring our debt to extend the maturity. However, in the event we fail to execute on our current plan or that circumstances currently unknown or unforeseen by us arise, we may not succeed in re-capitalizing the Company or be able to obtain additional funding to allow us to meet our obligations.

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2006		2005		2006		2005

	$	%	$	%	$	%	$	%
Operating revenues
Carrier services	$2,942	100%	$1,446	95%	$5,257	100%	$2,215	94%
Network services	5	0%	74	5%	13	0%	147	6%

Total operating revenues	2,947	100%	1,520	100%	5,270	100%	2,362	100%

Cost of services (Exclusive of depreciation
and amortization, shown below)	2,769	94%	1,422	94%	5,009	95%	2,194	93%

Gross Margin	178	6%	98	6%	261	5%	168	7%

Selling, general and administrative expense (exclusive of legal and professional fees,
non cash stock compensation to employees and warrants for services, shown below)	158	5%	82	5%	319	6%	306	13%

Legal and professional fees	55	2%	40	3%	75	1%	305	13%

Non-cash issuance of common stock and warrants for services	66	2%	400	26%	126	2%	400	17%

Non-cash stock-based compensation, employees	-	0%	474	31%	180	3%	474	20%

Bad debt	-	0%	4	0%	-	0%	4	0%

Depreciation and amortization	26	1%	24	2%	48	1%	47	2%

Operating loss	(127)	-4%	(926)	-61%	(487)	-9%	(1,368)	-58%

Other Expense	-	0%	4	0%	-	0%	4	0%
Gain (loss) on derivative instrument liabilities	(69)	-2%	1,379	91%	(95)	-2%	(451)	-19%
Debt forgiveness income	38	1%	-	0%	38	1%	460	19%
Interest expense	(28)	-1%	(43)	-3%	(54)	-1%	(77)	-3%

Net loss from continuing operations	($186)	-6%	$414	27%	($598)	-11%	$(1,432)	-61%

Discontinued operations (Note 6)
Gain on disposal of discontinued operations	-	0%	-	0%	1,652	31%	-	0%
Net income from discontinued operations	-	0%	-	0%	1,652	31%	-	0

Less: preferred stock dividends	(54)	-2%	(38)	-3%	(95)	-2%	(76)	-3%

Net income (loss) applicable to common stockholders	($240)	-8%	$376	25%	$959	18%	($1,508)	-64%

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

Non-cash issuance of common stock and warrants for services. Non-cash issuance of common stock and warrants for services decreased by $334,000 from the quarter ended January 31, 2005 to the quarter ended January 31, 2006. The decrease is primarily due to recognition during the quarter ended January 31, 2005 of approximately $400,000 in non-cash compensation expense associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP. We did not incur these types of expenses during the quarter ended January 31, 2006.
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

Operating Loss. The Company’s operating loss decreased by $799,000 or 86% from the quarter ended January 31, 2005 to the quarter ended January 31, 2006. The reduction in operating loss is attributed to the increase in gross profit margin of $80,000 between quarters, the decrease between quarters in non-cash issuance of common stock and warrants expense for services of $334,000 and the decrease in non-cash stock based compensation expense to employees of $474,000.

Gain (loss) on derivative instruments liabilities, net.The Company recognized a loss on derivative instruments of $69,000 during the quarter ended January 31, 2006 compared to a gain of $1,379,000 during the quarter ended January 31, 2005, a decrease of $1,448,000. The decrease is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

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

Net loss from continuing operations. Net loss from continuing operations increased by $600,000. The increase in net loss from continuing operations is attributed to the decrease of $1,448,000 in derivative instrument income between periods. The increase in net loss from continuing operations was slightly offset by the increase in gross profit margin of $80,000 between quarters, the decrease in non-cash issuance of common stock and warrant expense for services of $334,000 and the decrease in non-cash stock based compensation expense to employees of $474,000.

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

Net income (loss) applicable to common stockholders. Net loss applicable to common stockholders increased by $616,000. The increase in net loss applicable to common stockholders is attributed to the decrease of $1,448,000 in derivative instrument income between periods. The increase in net loss applicable to common stockholders was slightly offset by the increase in gross profit margin of $80,000 between quarters, the decrease in non-cash issuance of common stock and warrant expense for services of $400,000 and the decrease in non-cash stock based compensation expense to employees of $474,000.

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

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees, non-cash stock compensation to employees and common stock and warrants for services). SG&A expenses increased $13,000, or 4% from the six months ended January 31, 2005 to the six months ended January 31, 2006. The increase is primarily attributable to an adjustment of $92,000 in salaries and wages and a reversal of an over-accrual for services recognized during the second quarter of Fiscal 2005. We did not recognize any adjustments during the second quarter ended January 31, 2006.

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

Non-cash issuance of common stock and warrants for services. Non-cash issuance of common stock and warrants for services decreased by $274,000 from the six months ended January 31, 2005 to the six months ended January 31, 2006. The decrease is primarily due to recognition during the quarter ended January 31, 2005 of approximately $400,000 in non-cash compensation expense associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP. We did not incur these types of expenses during the six months ended January 31, 2006.

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

Operating Loss. The Company’s operating loss decreased by $881,000 or 64% from the six months ended January 31, 2005 to the six months ended January 31, 2006. The reduction in operating loss between periods is attributed to the increase in gross profit margin of $93,000; the decrease between periods in non-cash issuance of common stock and warrants expense for services of $274,000 and the decrease in non-cash stock based compensation expense to employees of $294,000 and the decrease in legal and professional fees of $230,000.

Gain (loss) on derivative instruments liabilities, net. The Company recognized a loss on derivative instruments of $95,000 during the six months ended January 31, 2006 compared to a loss of $451,000 during the six months ended January 31, 2005, a decrease of $356,000. The decrease is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

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

Net loss from continuing operations. Net loss from continuing operations decreased by $834,000. The decrease in operating loss between periods is attributed to the decrease between periods of $274,000 in non-cash issuance of common stock and warrants expense for services and the decrease of $294,000 in non-cash stock based compensation expense to employees and the decrease between periods of $230,000 in legal and professional fees. The decrease in operating loss from continuing operations was slightly offset by the increase in gross profit margin of $93,000,

Net income from discontinued operations. During the six months ended January 31, 2006 we recognized a gain on disposal of discontinued operations of $1,652,000. The gain on disposal of discontinued operations arose from the sale of ATSI’s ownership in ATSIMex Personal S.A de C.V. Under the share purchase agreement the buyer acquired the total ownership and assumed all related liabilities on this entity of $1,652,000 and as a result we recognized a gain of $1,652,000.

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

Net income (loss) to Common Stockholders. During the six months ended January 31, 2006 we recognized $959,000 in net income to common stockholders, this represented an improvement of $2,467,000 from the six months ended January 31, 2005. The improvement in net income to common stockholders is primarily due to the recognition of $1,652,000 from the gain on disposal of discontinued operations associated with to the sale of ATSIMex Personal S.A de C.V. Additionally, the improvement in net income to common stockholders between periods is attributed to the increase in gross profit margin of $93,000. Further, the improvement in net loss from continuing operations is attributed to the decrease between periods of $274,000 in non-cash issuance of common stock and warrants expense for services, the decrease of $294,000 in non-cash stock based compensation expense to employees and the decrease between periods of $230,000 in legal and professional fees. The decrease in these expenses was slightly offset by the decrease during the same period in debt forgiveness income of $422,000.

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

Our working capital deficit was $4,747,000 as of January 31, 2006. This represents a decrease of approximately $1,086,000 from our working capital deficit at July 31, 2005. The decrease can primarily be attributed to the recognition of a gain from discontinued operations associated with the disposal of investment of $1,652,000. The gain on disposal of investment is associated with the sale of ATSI’s ownership in ATSIMex Personal S.A de C.V.

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

•
$1,785,000 associated with the Series E Cumulative preferred stock. Of this balance, $1,463,000 is associated with the full redemption of this security and $322,000 is related to the accrued dividends as of January 31, 2006. During the fiscal year ended July 31, 2003, the Company was de-listed from AMEX and according to the terms of the Series E Cumulative preferred stock Certificate of Designation, if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX the Series E preferred stockholder could request a mandatory redemption of the total outstanding preferred stock. As of the date of this filing we have not received such redemption notice. On October 31, 2002, we filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On July 9, 2004, we filed a separate but related lawsuit in the same court against Sam Levinson and Uri Wolfson. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint in the first action as to all defendants with prejudice.  A judgment was entered in that action on September 8, 2005.  We appealed that judgment on September 20, 2005 to the United States Court of Appeals for the Second Circuit.  On April 27, 2005, the court entered a final judgment dismissing the second action with prejudice based on the February 25, 2005, decision in the first action. On May 25, 2005, we appealed the dismissal of the second action to the United States Court of Appeals for the Second Circuit. The defendants' briefs are due to be filed in both appeals on March 29, 2006, and our reply briefs are due to be filed April 12, 2006. Currently we cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of January 31, 2006, the Company was in arrears with respect to the declaration of the following dividends payable on outstanding shares of its Preferred Stock:

Series A Cumulative Preferred Stock	$200,000
Series D Cumulative Preferred Stock	262,000
Series E Cumulative Preferred Stock	322,000
TOTAL	$784,000

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