Form 10QSB
period 2006-04-30
ATSI COMMUNICATIONS INC/DE
filed 2006-06-13
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _________________

Commission File Number 001-15687

ATSI COMMUNICATIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	74-2849995 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding As Of June 12, 2006

Common Stock, $.001 par	15,258,331

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED APRIL 30, 2006

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	April 30,	July 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105	$29
Accounts receivable	404	170
Prepaid & other current assets	21	44
Total current assets	530	243
Property and Equipment	284	228
Less - accumulated depreciation of $161,171 and $89,566, respectively	(161)	(90)
Net property and equipment	123	138
Total assets	$653	$381

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$803	$606
Accounts payable, CSI Business Finance	150	-
Accrued liabilities	915	1,033
Current portion of obligation under capital leases	3	3
Notes payable	50	-
Notes payable, related party	16	16
Notes payable, Franklin, Cardwell & Jones (see note 4)	-	77
Convertible debentures	234	234
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and outstanding	1,215	1,182
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,170 shares issued and outstanding	1,802	1,749
Derivative financial instrument liabilities (see note 7)	2	24
Liabilities from discontinued operations, net of assets	-	1,152
Total current liabilities	5,190	6,076
LONG-TERM LIABILITIES:
Notes payable	500	500
Obligation under capital leases, less current portion	7	9
Other	5	8
Total long-term liabilities	512	517
Total liabilities	5,702	6,593
STOCKHOLDERS' DEFICIT:
Series A Cumulative Convertible Preferred Stock, $0.001, 50,000 shares authorized, 2,750 shares
issued and outstanding	-	-
Series H Convertible Preferred Stock, $0.001, 16,000,000 shares authorized, 12,346,489 and 13,912,372 shares
issued and outstanding, respectively	12	14
Common stock, $0.001, 150,000,000 shares authorized, 15,206,653 and 10,397,222 shares
issued and outstanding, respectively	15	10
Additional paid in capital	67,106	66,458
Accumulated deficit	(72,183)	(73,196)
Other comprehensive income	1	502
Total stockholders' deficit	(5,049)	(6,212)
Total liabilities and stockholders' deficit	$653	$381

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2006	2005	2006	2005

OPERATING REVENUES:
Carrier services	$4,086	$1,727	$9,344	$3,943
Network services	5	70	17	217

Total operating revenues	4,091	1,797	9,361	4,160

OPERATING EXPENSES:
Cost of services (exclusive of depreciation
and amortization, shown below)	3,899	1,660	8,908	3,854
Selling, general and administrative expense (exclusive of legal and professional fees,
non cash stock compensation to employees and warrants for services, shown below)	184	139	497	314
Legal and professional fees	72	41	153	365
Non-cash issuance of common stock and warrants for services	25	19	151	533
Non-cash stock-based compensation, employees	-	-	180	474
Bad debt	-	-	-	4
Depreciation and amortization	23	32	72	79

Total operating expenses	4,203	1,891	9,961	5,623

OPERATING (LOSS)	(112)	(94)	(600)	(1,463)

OTHER INCOME (EXPENSE):
Other income (expense)	-	9	-	13
Gain on disposal of investment	-	12,104	-	12,104
Gain (loss) on derivative instrument liabilities	88	135	(8)	(317)
Debt forgiveness income	11	-	50	460
Interest expense	(26)	11	(81)	(68)
Total other income (expense), net	73	12,259	(39)	12,192
NET (INCOME) LOSS FROM CONTINUING OPERATIONS	(39)	12,165	(639)	10,729

DISCONTINUED OPERATIONS (see note 6)
Gain on disposal of discontinued operations	-	-	1,652	-
NET INCOME FROM DISCONTINUED OPERATIONS	-	-	1,652	-

NET INCOME (LOSS):	($39)	$12,165	$1,013	$10,729

LESS: PREFERRED DIVIDENDS	(41)	(38)	(136)	(114)

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	($80)	$12,127	$877	$10,615

BASIC INCOME (LOSS) PER SHARE	($0.01)	$1.39	$0.07	$1.69

From continuing operations	($0.01)	$1.39	($0.06)	$1.69
From discontinued operations	$0.00	$0.00	$0.13	$0.00

DILUTED INCOME (LOSS) PER SHARE	($0.01)	$0.44	$0.04	$0.43

From continuing operations	($0.01)	$0.44	($0.02)	$0.43
From discontinued operations	$0.00	$0.00	$0.06	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	14,819,277	8,719,307	12,876,351	6,272,332

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2006	2005	2006	2005
Net income (loss) to common stockholders	($80)	$12,127	$877	$10,615
Foreign currency translation adjustment	-	-	(501)	-
Comprehensive income (loss) to common stockholders	($80)	$12,127	$376	$10,615

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	Nine months ended April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,013	$10,729
Adjustments to reconcile net loss to cash used in operating activities:
Gain in disposal of discontinued operations	(1,652)	(12,104)
Debt forgiveness income	(50)	(460)
Depreciation and amortization	72	79
Non-cash issuance of stock grants and options, employees	180	474
Non-cash issuance of common stock and warrants for services	151	533
Provisions for losses on accounts receivables	-	4
Loss on derivative instrument liabilities	8	317
Changes in operating assets and liabilities:
Accounts receivable	(234)	(120)
Prepaid expenses and other	22	(18)
Accounts payable	296	62
Accrued liabilities	48	77
Net cash used in operating activities	(146)	(427)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(4)	(8)
Acquisition of business	-	(8)
Net cash used in investing activities	(4)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	50	810
Payments on notes payable	-	(810)
Proceeds from line of credit, net	124	-
Proceeds from the exercise of warrants	54	414
Principal payments on capital lease obligation	(2)	(2)
Net cash provided by financing activities	226	412
INCREASE (DECREASE) IN CASH	76	(31)
CASH AND CASH EQUIVALENTS, beginning of period	29	94
CASH AND CASH EQUIVALENTS, end of period	$105	$63

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$9	-
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$149	$829
Issuance of common stock for purchase of fixed & intangible assets	58	24
Fair value of the derivative instrument	-	26
Conversion of preferred stock to common stock	102	206
Change in derivative liabilities on warrants exercised	22	1,668

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

Derivative financial instruments

ATSI does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. ATSI evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date using the Black-Scholes pricing model, with changes in the fair value reported as charges or credits to income. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R) (“FAS 123(R)”). In addition, in March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revised FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (“FAS 123”) and supersedes APB Opinion No. 25. FAS 123(R) will require us to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We will report such compensation costs as part of our general and administrative expenses.

NOTE 2 - STOCK BASED COMPENSATION

Effective February 1, 2006, ATSI began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to February 1, 2006, ATSI had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. ATSI adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods.

ATSI adopted the disclosure requirements of FAS 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

The following table illustrates the effect on net loss and net loss per share if ATSI had applied the fair value provisions of FAS 123, to stock-based employee compensation.

	Three months ended April 30,		Nine months ended April 30,
	2006	2005	2006	2005

Net income (loss) to common
shareholders, as reported	($80,000)	$12,127,000	$877,000	$10,615,000
Add: stock based compensation determined
under intrinsic value based method	-	-	-	-
Less: stock based compensation determined
under fair value based method	-	-	(281,499)	-

Pro forma net income (loss)	($80,000)	$12,127,000	$595,501	$10,615,000

Basic net income (loss) per common share:
As reported	($0.01)	$1.39	$0.06	$1.69
Pro forma	($0.01)	$1.39	$0.05	$1.69

Diluted net income (loss) per common share:
As reported	($0.01)	$0.44	$0.04	$0.43
Pro forma	($0.01)	$0.44	$0.03	$0.43

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended April 30,

	2006	2005
Expected dividends yield	0.00%	N/A
Expected stock price volatility	139%	N/A
Risk-free interest rate	4.42%	N/A
Expected life of options	10 years	N/A

During the nine months ended April 30, 2006, ATSI granted 2,450,000 options to purchase common stock to employees and members of the Board of Directors with an exercise price of $0.16, the closing price of ATSI’s stock on the grant date, September 29, 2005. These options will vest over a period of three years. ATSI did not recognize any expense at the time these options were granted since the exercise price on the options was equal to the average market price at the grant date. Under the fair value option method, compensation expense would have been $257,275 and would have been amortized over the service period.

Additionally, during the nine months ended April 30, 2006 ATSI granted 1,904,000 options to purchase common stock to employees and members of the Board of Directors with an exercise price of $0.16, the closing price of ATSI’s stock on the grant date, September 29, 2005. Seventy three percent of these options vested immediately and the remaining balances vest over three years. ATSI did not recognize any expense at the time these options were granted since the exercise price on the options was equal to the average market price at the grant date. Under the fair value option method, compensation expense would have been $24,224 and would have been amortized over the service period.

During the nine months ended April 30, 2006, ATSI’s Board of Directors approved the issuance of 1,125,000 shares of common stock to its employees and directors and 468,871 shares of common stock to consultants for services with a market value of $180,000 and $107,163, respectively. We recorded compensation expense in our statement of operations for the aggregate market value of the stock at the date of issuance.

NOTE 3 - SETTLEMENT OF NOTE RECEIVABLE

On October 31, 2005, ATSI Communications, Inc. and Telemarketing de Mexico S.A de C.V. reached a “Confidential Settlement Agreement and Mutual Release”. Under the settlement agreement the parties agreed to release all claims and liabilities between the parties. ATSI agreed to release Telemarketing de Mexico S.A de C.V. of a note receivable with a balance $598,000. ATSI previously recognized an allowance for this receivable and the balance reflected in our balance sheet was zero. No additional gain or loss was recognized upon settlement. Additionally, as part of the settlement ATSI agreed to release 10% of ATSI Communicaciones S.A de C.V. total outstanding common stock, that was held as collateral on the note receivable.

NOTE 4 - NOTES PAYABLE

On November 1, 2004, ATSI entered into a promissory note payable with Franklin, Cardwell & Jones, PC, for $103,454 associated with legal and professional services previously rendered. The note payable had a maturity date of December 1, 2005 and has an annual interest rate of 6%. On December 1, 2005 Franklin, Cardwell & Jones agreed to extend the maturity date on this note until December 1, 2006.

Under the terms in the note the holder, at any time after November 1, 2005, can convert all or any part of the outstanding balance and accrued and unpaid interest to shares of ATSI’s common stock equal to the amount converted divided by the product of (a) 0.90 times (b) the five-day average of the last sales of the common stock prior to the conversion day. This conversion feature was determined to be an embedded derivative and, accordingly, the embedded derivative portion of the value of the note is attributable to the conversion feature.

On November 1, 2005, the holder of the note elected to convert $13,454 of the principal balance and $6,207 of the accrued interest into 66,603 common shares of ATSI. Furthermore, on January 6, 2006, the holder elected to convert $20,000 of the principal balance and $1,632 of accrued interest into 98,328 common shares of ATSI stock. On April 1, 2006, the holder elected to convert the remaining principal balance of $70,000 and $1,950 of accrued interest into 278,444 shares of ATSI stock. As of April 30, 2006 the principal and accrued interest of the Franklin, Cardwell & Jones note payable had been fully converted into ATSI stock. Accordingly, the embedded derivative liability at April 30, 2006, is zero. A corresponding gain on derivative instrument liabilities of $10,219 is reflected in the statement of operations for the nine months ended April 30, 2006.

On November 4, 2005, ATSI entered into a note payable with CSI Business Finance, Inc. for $50,000. The promissory note payable has a maturity date of November 6, 2006 and an annual interest rate of 18%. The note provides for interest payments of $750 each month with the principal balance due at maturity. The note is secured by ATSI’s equipment, deposit accounts and accounts receivables. ATSI has the option of paying off the total outstanding principal balance at any time, subject to a $10,000 early termination fee.

NOTE 5 - ACCOUNTS RECEIVABLE CREDIT FACILITY

On November 4, 2005 ATSI entered into a credit facility agreement with CSI Business Finance, Inc. Under the agreement, CSI Business Finance, Inc. committed to loan up to $150,000 bearing interest at 18% per annum and maturing November 4, 2006. The credit facility is secured by ATSI’s accounts receivables. In connection with the transaction ATSI paid an application, legal and documentation fee of $6,000 and a brokerage fee of $20,000 to Corporate Strategies, Inc. As of April 30, 2006, ATSI has fully drawn the available credit facility of $150,000.

NOTE 6 - GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS

During the nine months ended April 30, 2006, ATSI recognized a gain on disposal of discontinued operations of $1,652,000. The gain on disposal of discontinued operations was associated with the sale in October 2005 of ATSI’s Mexican subsidiary, ATSIMex Personal S.A de C.V. This entity discontinued all operations in May 2003. The total liabilities of this entity, net of assets, were approximately $1,652,000 and were assumed by the purchaser.

NOTE 7 - DERIVATIVES

ATSI evaluates the application of SFAS 133 and EITF 00-19 for all of its financial instruments and identified the following financial instruments as derivatives:

1)	Note Payable, Franklin, Cardwell and Jones

2)	9% Convertible Debenture;
Warrants to purchase common stock associated with the 2003 Debentures the ("2003 Debenture Warrants");

3)	Warrants to purchase common stock in connection with consulting agreements with two individuals (“Consulting Warrants”)

Based on the guidance in SFAS 133 and EITF 00-19, we concluded that all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require ATSI to bifurcate and separately account for the conversion features of the Note Payable to Franklin, Cardwell & Jones, the 9% Convertible Debentures and warrants issued to consultants as embedded derivatives.

Pursuant to SFAS 133, ATSI bifurcated the conversion feature from the Note Payable to Franklin, Cardwell & Jones, because the conversion price is not fixed and it’s not convertible into a fixed number of shares. Accordingly, the embedded derivative must be bifurcated and accounted for separately.

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of April 30, 2006 and July 31, 2005 is as follows:

	Embedded derivative liability balance		Net change
	4/30/2006	7/31/2005	in value
Note Payable, Franklin, Cardwell & Jones	$-	$18,851	($18,851)
9% Convertible Debenture & Warrants	-	-	-
Consulting Warrants	2,236	5,353	(3,117)

Total:	$2,236	$24,204	($21,968)

And the impact on statements of operations as of the three and nine months ended April 30, 2006 and 2005 is as follows:

Gain (loss) on embedded derivative liabilities:	Three months ended April 30,		Nine months ended April 30,
	2006	2005	2006	2005
Note Payable, Franklin, Cardwell and Jones	$43,476	$24,138	$10,219	$10,540
9% Convertible Debenture & Warrants	-	4,280	-	10,535
Consulting Warrants	44,058	106,404	(18,422)	(337,552)

Total gain (loss) on embedded derivative liabilities:	$87,534	$134,822	($8,203)	($316,477)

Since the conversion option for the Series D Preferred Stock is contingent, as a result of the ongoing litigation with the holders of these securities, the Series D Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency and lawsuit is resolved in the future and the holder becomes able to convert, ATSI will assess whether the conversion option meets the definition of a derivative under SFAS 133. However, as of July 31, 2003, the Series D Preferred Stock, which is carried as a current liability, is recorded at its stated redemption amount of $1,270 per share or approximately $942,000. ATSI continues to accrue dividends on the Series D Preferred Stock, pending resolution of the Company’s lawsuit. At April 30, 2006, the carrying amount of the Series D Preferred Stock was $1,215,000, including accrued dividends of $273,000.

Because the conversion option for the Series E Preferred Stock is contingent, as a result of the ongoing litigation with the holders of these securities, the Series E Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency and lawsuit is resolved in the future and the holder becomes able to convert, ATSI will assess whether the conversion option meets the definition of a derivative under SFAS 133. However, as of July 31, 2003, the Series E Preferred Stock, which is carried as a current liability, is recorded at its stated redemption amount of $1,250 per share or approximately $1,463,000. ATSI continues to accrue an amount equivalent to dividends of 6% per annum on the Series E Preferred Stock, pending resolution of the Company’s lawsuit. At April 30, 2006, the carrying amount of the Series E Preferred Stock was $1,802,000, including accrued dividends of $339,000.

NOTE 8- FACTORING OF ACCOUNTS RECEIVABLE

On February 20, 2006 ATSI entered into a factoring agreement with CSI Business Finance, Inc. Under the agreement CSI Business committed to purchase up to $400,000 of ATSI’s accounts receivables. The factoring agreement is for an indefinite period of time, the factor or the Company can terminate this agreement at its sole discretion at any time without cause. The factoring rate ranges from 1.25%-2.25% per factored amount. The accounts receivable factoring agreement is secured by ATSI’s accounts receivables. As of the date of this filing the Company did not have any outstanding factored receivables under this agreement.

NOTE 9- SUBSEQUENT EVENTS

On June 16, 2005, ATSI Communications, Inc. filed an arbitration claim against Ntera Holdings, Inc. involving a dispute in the range of $100,000 and attorney's fees. The claim was associated with a dispute over alleged debt of ATSI incurred under a Reciprocal Network Carrier Service Agreement between the parties. On May 31, 2006, ATSI Communications, Inc. and Ntera Holdings, Inc. consummated an agreement of compromise, settlement and release under which ATSI paid $5,000 in cash and may provide Ntera up to $78,000 in VoIP termination services over a 90-day period from June 10, 2006 through September 10, 2006 to fully discharge the alleged indebtedness.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Therefore, these types of statements may prove to be incorrect.

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and nine months ended April 30, 2006 and 2005. As used in this section, the term “fiscal 2006” means the year ending July 31, 2006 and “fiscal 2005” means the year ended July 31, 2005.

General

We are an international telecommunications carrier that utilizes the Internet to provide cost-efficient and economical international telecommunications services. Our current operations consist primarily of providing digital voice communications over the Internet using Voice-over-Internet-Protocol ("VoIP"). We provide high quality voice and enhanced telecommunication services to carriers, telephony resellers and other VoIP carriers through various agreements with service providers in the United States, Mexico, Asia, the Middle East and Latin America utilizing VoIP technology. Our services are as follows:

Carrier Services: We provide VoIP termination services to United States and foreign telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically these telecommunications companies offer their services to the public for domestic and international long distance services.

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

Our Retail business was launched during the first quarter of Fiscal 2005 through the acquisition of a Competitive Local Exchange Carrier (“CLEC”) based in South Texas. This acquisition has served as a gateway to reach out to the Hispanic communities residing along the US and Mexico border. Our strategy is to provide reliable and affordable local and long distance services to the underserved Hispanic community through Texas. Our entry to the retail services under our TeleFamilia brand and subsidiary will allow us to leverage our existing international VoIP network with additional services that have the potential to deliver higher margins than our wholesale international VoIP services. We have deployed various postpaid and prepaid retail services and generated approximately $91,000 in retail services revenue during the nine months ended April 30, 2006.

Additionally, during the second quarter of Fiscal 2006, we expanded our NexTone’ Communications Session Controller (soft-switch) by 65% to enhance our VoIP network. This network expansion has allowed us to route our traffic more efficiently, improve our call processing, monitor quality of service and enable us to share port resources with our customers. The NexTone technology has allowed us to be more competitive and to improve our margins in our wholesale international telecommunication services. As a result of these enhancements to our VoIP Network our customer base has grown to approximately 72 customers and our revenue increased from $3,943,000 during the nine months ended April 30, 2005 to $9,344,000 for the nine months ended April 30, 2006.

We have had operating losses for almost every quarter since we began operations in 1994. Our operating losses from continuing operations were approximately $600,000 and $1,463,000, for the nine months ended April 30, 2006 and 2005, respectively. Additionally, we had a working capital deficit of approximately $4,660,000 at April 30, 2006. We have experienced difficulty in paying our vendors and lenders on time in the past, and we expect this trend to continue over the next 12 months as we continue to build our customer base and increase our operations. Moreover, we are currently pursuing various alternatives including equity offerings, accounts receivable factoring, exchanging some portion or all of our debt for equity, and restructuring our debt to extend the maturity. However, in the event we fail to execute on our current plan or that circumstances currently unknown or unforeseen by us arise, we may not succeed in re-capitalizing the Company or be able to obtain additional funding to allow us to meet our obligations.

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

As a result of the recurring losses, negative cash flows from operations and our substantial working capital deficit, during the nine months ended April 30, 2006, management continued to pursue different avenues for funding. During the nine months ended April 30, 2006 we received $54,000 from the exercise of 366,666 warrants. Additionally, on November 4, 2005, we entered into a note payable with CSI Business Finance, Inc. for $50,000 and also signed an accounts receivable credit facility with CSI Business Finance, Inc. and as of the end of the second quarter we had drawn $150,000 of this facility. The proceeds from the exercise of warrants, note payable and accounts receivable credit facility have allowed the Company to pay those operating and corporate expenses that were not covered by our current cash inflows from operations. We will continue to require additional funding until the cash inflows from operations are sufficient to cover the monthly operating expenses. There is no assurance that we will be successful in securing additional funding over the next twelve months.

Results of Operations

The following table sets forth certain items included in the Company’s results of operations in dollar mounts and as a percentage of total revenues for the three month and nine month periods ended April 30, 2006 and 2005.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2006		2005		2006		2005

	$	%	$	%	$	%	$	%
Operating revenues
Carrier services	$4,086	100%	$1,727	96%	$9,344	100%	$3,943	95%
Network services	5	0%	70	4%	17	0%	217	5%

Total operating revenues	4,091	100%	1,797	100%	9,361	100%	4,160	100%

Cost of services (Exclusive of depreciation
and amortization, shown below)	3,899	95%	1,660	92%	8,908	95%	3,854	93%

Gross Margin	192	5%	137	8%	453	5%	306	7%

Selling, general and administrative expense (exclusive of legal and professional fees,
non cash stock compensation to employees and warrants for services, shown below)	184	4%	139	8%	497	5%	314	8%

Legal and professional fees	72	2%	41	2%	153	2%	365	9%

Non-cash issuance of common stock and warrants for services	25	1%	19	1%	151	2%	533	13%

Non-cash stock-based compensation, employees	-	0%	-	0%	180	2%	474	11%

Bad debt	-	0%	-	0%	-	0%	4	0%

Depreciation and amortization	23	1%	32	2%	72	1%	79	2%

Operating loss	(112)	-3%	(94)	-5%	(600)	-6%	(1,463)	-35%

Other Expense	-	0%	9	1%	-	0%	13	0%
Gain on disposal of investment	-	0%	12,104	674%	-	0%	12,104	291%
Gain (loss) on derivative instrument liabilities	88	2%	135	8%	(8)	0%	(317)	-8%
Debt forgiveness income	11	0%	-	0%	50	1%	460	11%
Interest expense	(26)	-1%	11	1%	(81)	-1%	(68)	-2%

Net loss from continuing operations	($39)	-1%	$12,165	677%	($639)	-7%	$10,729	258%

Discontinued operations (see note 6)
Gain on disposal of discontinued operations	-	0%	-	0%	1,652	18%	-	0%
Net income from discontinued operations	-	0%	-	0%	1,652	18%	-	0

Less: preferred stock dividends	(41)	-1%	(38)	-2%	(136)	-1%	(114)	-3%

Net income (loss) applicable to common stockholders	($80)	-2%	$12,127	675%	$877	9%	$10,615	255%

Three Months ended April 30, 2006 Compared to Three Months ended April 30, 2005

Operating Revenues. Consolidated operating revenues increased 128% between periods from $1,797,000 for the quarter ended April 30, 2005 to $4,091,000 for the quarter ended April 30, 2006.

 Carrier services revenues increased $2,359,000, or 137% from the quarter ended April 30, 2005 to the quarter ended April 30, 2006. Our carrier traffic increased from approximately 39,105,786 minutes in the second quarter of fiscal 2005 to approximately 65,875,150 minutes in the quarter ended April 30, 2006. The increase in revenue and carrier traffic can mainly be attributed to an increase in customers during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. Network services revenues decreased approximately 93% or $65,000 from the quarter ended April 30, 2005 to the quarter ended April 30, 2006. The decrease in network services revenue is primarily due to the decrease in network services customers. Currently we provide network services to only one customer.

Cost of Services. (Exclusive of depreciation and amortization) The consolidated cost of services increased by $2,239,000 or 135% from the quarter ended April 30, 2005 to the quarter ended April 30, 2006. The increase in cost of services is a direct result of the increase in carrier services revenue. As mentioned above, our carrier traffic increased from approximately 39,105,786 minutes in the third quarter of fiscal 2005 to approximately 65,875,150 minutes in the quarter ended April 30, 2006, thus increasing our cost of services between quarters. Consolidated cost of services, as a percentage of revenue increased from 92% during the third quarter of fiscal 2005 to 95% during the quarter ended April 30, 2006. However, as a result of the increase in total revenue our gross profits increased from $137,000 during the quarter ended April 30, 2005 to $192,000 during the quarter ended April 30, 2006.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees, non-cash stock compensation to employees and common stock and warrants for services). SG&A expenses increased $45,000, or 32% from the quarter ended April 30, 2005 to the quarter ended April 30, 2006. The increase is primarily attributable to an increase in salaries and wages and consulting fees of approximately $35,000 as a result of the hiring of two new employees and the increase in bank fees of approximately $7,000 during the quarter ended April 30, 2006.

Legal and professional fees. Legal and professional fees increased $31,000, or 76% from the quarter ended April 30, 2005 to the quarter ended April 30, 2006. The increase is attributable to the recognition of approximately $44,000 in professional fees associated with the evaluation of derivative instruments during the quarter. We did not incur these types of expenses during the quarter ended April 30, 2005.

Non-cash issuance of common stock and warrants for services. Non-cash issuance of common stock and warrants for services increased by $6,000 from the quarter ended April 30, 2005 to the quarter ended April 30, 2006. The increase is primarily due to recognition during the quarter ended April 30, 2006 of approximately $25,000 in non-cash compensation expense associated with consulting agreements entered into with certain individual and legal services paid in common stock during the quarter.

Depreciation and Amortization. Depreciation and amortization decreased by $9,000 or 28% from the quarter ended April 30, 2005 to the quarter ended April 30, 2006. The decrease in is attributed to the full amortization during the fiscal 2005 of the installation and maintenance associated with the initial acquisition of the Nextone Soft-switch.

Operating Loss. The Company’s operating loss increased by $18,000 or 19% from the quarter ended April 30, 2005 to the quarter ended April 30, 2006. The increase in operating loss is attributed to the increase of approximately $25,000 in non-cash compensation expense, increase of approximately $12,000 in legal and professional fees and an increase of approximately $45,000 in selling, general and administrative expenses during the quarter ended April 30, 2006. Theses increases were substantially offset between quarters by the increase in gross profit margin of approximately $55,000.

Gain on disposal of investment. Gain on disposal of investment decreased to zero during the quarter ended April 30, 2006. During the quarter ending April 30, 2005 ATSI recognized a gain on disposal of investment of approximately $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI’s subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries have ceased operations.

Gain (loss) on derivative instruments liabilities, net. The Company recognized a gain on derivative instruments of $88,000 during the quarter ended April 30, 2006 compared to a gain of $135,000 during the quarter ended April 30, 2005, a decrease of $47,000 between periods. The decrease is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Debt forgiveness income. Debt forgiveness income increased by $11,000 from the quarter ended April 30, 2005 to the quarter ended April 30, 2006. The increase is primarily due to the recognition during the quarter ended April 30, 2006 of $26,000 in debt forgiveness income associated with the settlement of debt for the issuance of common stock. This transaction was related to the settlement of $32,000 of accrued interest associated with the conversion of 500 Redeemable Preferred Series A shares into common stock. The debt forgiveness income was slightly offset by the expense incurred of approximately $15,000 associated with the conversion of the Note payable and accrued interest associated with the Franklin Cardwell & Jones note. The debt forgiveness expense was recognized based on the difference between the accrued interest and principal balance on the Note Payable and the market price of ATSI stock issued as part of the conversion.

Interest expense. Interest expense increased by $37,000 from the quarter ended April 30, 2005 to the quarter ended April 30, 2006. The increase can be attributed to the increase in interest expense of approximately $9,000 associated with the note payable and the accounts receivable credit facility with CSI Business Finance, Inc. Additionally, during the quarter ended April 30, 2006 we recognized $7,500 of interest expense associated with the long term Note Payable and we also recognized approximately $6,000 of interest expense associated with the Convertible Debentures.

Net loss from continuing operations. Net loss from continuing operations increased by $12,204,000. The increase in net loss from continuing operations is attributed to the decrease in gain on disposal of investment of approximately $12,104,000 and the increase of $25,000 in non-cash compensation expense, increase of approximately $12,000 in legal and professional fees and an increase of approximately $45,000 in selling, general and administrative expenses during the quarter ended April 30, 2006. Additionally, the increase in net loss from continuing operations is attributed to the decrease in the gain on derivative instrument liabilities of approximately $47,000 and an increase in interest expense of approximately $37,000 between quarters. These increases were slightly offset between quarters by the increase in gross profit margin of approximately $55,000.

Preferred Stock Dividends. Preferred Stock Dividends expense increased by $3,000 or 8% between periods, from $38,000 for the quarter ended April 30, 2005 to $41,000 during the quarter ended April 30, 2006. The increase in preferred dividend expense during the quarter ended April 30, 2006 is mainly attributed to the recognition of preferred dividend expense associated with the conversion of 131,359 shares of Redeemable Preferred Series H into 157,635 shares of common stock.

Net income (loss) applicable to common stockholders. Net loss applicable to common stockholders increased by $12,207,000. The increase in net loss applicable to common stockholders is attributed to the decrease in gain on disposal of investment of approximately $12,104,000 and the increase of approximately $25,000 in non-cash compensation expense, increase of approximately $12,000 in legal and professional fees and an increase of approximately $45,000 in selling, general and administrative expenses during the quarter ended April 30, 2006. Additionally, the increase in net loss applicable to common stockholders is attributed to the decrease in the gain on derivative instrument liabilities of approximately $47,000 and an increase in interest expense of approximately $37,000 between quarters. These increases were slightly offset between quarters by the increase in gross profit margin of approximately $55,000.

Nine Months ended April 30, 2006 Compared to Nine Months ended April 30, 2005

Operating Revenues. Consolidated operating revenues increased 125% between periods from $4,160,000 for the nine months ended April 30, 2005 to $9,361,000 for the nine months ended April 30, 2006.

Carrier services revenues increased $5,401,000, or 137% from the nine months ended April 30, 2005 to the nine months ended April 30, 2006. Our carrier traffic increased from approximately 107,235,144 minutes in the nine months ended April 30, 2005 to approximately 180,704,747 minutes in the nine months ended April 30, 2006. The increase in revenue and carrier traffic can mainly be attributed to an increase in customers during fiscal 2006 compared to fiscal 2005. Network services revenues decreased approximately 92% or $200,000 from the nine months ended April 30, 2005 to the nine months ended April 30, 2006. The decrease in network services revenue is primarily due to the decrease in network services customers.

Cost of Services. (Exclusive of depreciation and amortization) The consolidated cost of services increased by $5,054,000 or 131% from the nine months ended April 30, 2005 to the nine months ended April 30, 2006. The increase in cost of services is a direct result of the increase in carrier services revenue. As mentioned above, our carrier traffic increased from approximately 107,235,144 minutes in the nine months ended April 30, 2005 to approximately 180,704,747 minutes in the nine months ended April 30, 2006, thus increasing our cost of services between quarters. Consolidated cost of services as a percentage of sales increased from 93% in the nine months of fiscal 2005 to 95% in the nine months of fiscal 2006. As a result, gross margins declined from 7% of revenue in the nine months of fiscal 2005 to 5% of revenue in the nine months of fiscal 2006. However, as a result of the increase in total revenue our gross profits increased from $306,000 during the period ended April 30, 2005 to $453,000 during the nine months ended April 30, 2006.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees, non-cash stock compensation to employees and common stock and warrants for services). SG&A expenses increased $183,000, or 58% from the nine months ended April 30, 2005 to the nine months ended April 30, 2006. The increase is primarily attributable to an adjustment of $92,000 in salaries and wages and a reversal of an over-accrual for services recognized during the second quarter of Fiscal 2005. Additionally, during the third quarter of fiscal 2006 we recognized an increase in salaries and wages and consulting fees of approximately $35,000 as a result of the hiring of two new employees and the increase in bank fees of approximately $17,000 during the nine months ended April 30, 2006.

Legal and professional fees. Legal and professional fees decreased $212,000, or 58% from the nine months ended April 30, 2005 to the nine months ended April 30, 2006.  The decrease is attributable to the recognition of approximately $150,000 in professional fees associated with a marketing campaign that commenced during the nine months ended April 30, 2005. Additionally, during the nine months ended April 30, 2005 we recognized approximately $90,000 in legal fees associated with a lawsuit filed by the Company for stock fraud and manipulation by various institutions, as described in the legal proceeding section of this report. We did not incur these types of expenses during the nine months ended April 30, 2006.

Non-cash issuance of common stock and warrants for services. Non-cash issuance of common stock and warrants for services decreased by $382,000 from the nine months ended April 30, 2005 to the nine months ended April 30, 2006. The decrease is primarily due to recognition during the quarter ended January 31, 2005 of approximately $400,000 in non-cash compensation expense associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP. We did not incur these types of expenses during the nine months ended April 30, 2006.

Non-cash stock-based compensation, employees. Non-cash compensation expense to employees decreased by $294,000 from the nine months ended April 30, 2005 to the nine months ended April 30, 2006. The decrease is attributed to the recognition during the nine months ended April 30, 2005 of approximately $474,000 of non-cash compensation expense associated with the stock grants to our employees and board of directors. We incurred $180,000 of non-cash compensation expense associated with the stock grants to our employees and board of directors issued during the nine months ended April 30, 2006.

Bad debt expense. Bad debt expense decreased by $4,000 from the nine months ended April 30, 2005 to the nine months ended April 30, 2006. During the nine months ended April 30, 2005 we recognized $4,000 in bad debt expense associated with the write-off of a receivable from carrier services customer that ceased operations.

Depreciation and Amortization. Depreciation and amortization decreased by $7,000 or 9% from the nine months ended April 30, 2005 to the nine months ended April 30, 2006. The decrease in is attributed to the full amortization during the fiscal 2005 of the installation and maintenance associated with the initial acquisition of the Nextone Soft-switch. As result, during fiscal 2006 we did not incur this type of expense.

Operating Loss. The Company’s operating loss decreased by $863,000 or 59% from the nine months ended April 30, 2005 to the nine months ended April 30, 2006. The reduction in operating loss between periods is attributed to the increase in gross profit margin of $147,000; the decrease between periods in non-cash issuance of common stock and warrants expense for services of $382,000 and the decrease in non-cash stock based compensation expense to employees of $294,000 and the decrease in legal and professional fees of $212,000.

Gain on disposal of investment. Gain on disposal of investment decreased to zero during the nine months ended April 30, 2006. During the nine months ending April 30, 2005 ATSI recognized a gain on disposal of investment of approximately $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI’s subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan). These entities filed for protection under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2003 and February 18, 2003 respectively. The court ordered joint administration of both cases on April 9, 2003 and on May 14, 2003 the court converted the cases to Chapter 7. The two bankrupt subsidiaries have ceased operations.

Gain (loss) on derivative instruments liabilities, net. The Company recognized a loss on derivative instruments of $8,000 during the nine months ended April 30, 2006 compared to a loss of $317,000 during the nine months ended April 30, 2005, a decrease of $309,000. The decrease is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Debt forgiveness income. Debt forgiveness income decreased by 89% from $460,000 during the nine months ended April 30, 2005 to $50,000 during the nine months ended April 30, 2006. The decrease is primarily due to the recognition during the nine months ended April 30, 2005 of $460,000 in debt forgiveness income associated with the settlement of various liabilities for the issuance of common stock. These transactions were related to the settlement of $859,500 liability with Alfonso Torres Roqueni, the former owner of the concession license that we acquired in July 2000, and the settlement of a $250,000 note payable with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director. The debt forgiveness income was based on the difference between the market price of ATSI equity at the time of issuance and the market price calculated at the time of the settlement of the debt.

Interest expense. Interest expense increased by $13,000 or 19% from the nine months ended April 30, 2005 to the nine months ended April 30, 2006. The increase can be attributed to the increase in interest expense of approximately $9,000 associated with the note payable and the accounts receivable credit facility with CSI Business Finance, Inc. During the nine months ended April 30, 2005 we did not incur any interest expense associated with the Note payable and the accounts receivable credit facility with CSI Business Finance, Inc.

Net loss from continuing operations. Net loss from continuing operations decreased by $11,368,000. The decrease in operating loss between periods is attributed decrease in gain on disposal of investment of approximately $12,104,000 and a decrease between periods of $382,000 in non-cash issuance of common stock and warrants expense for services and the decrease of $294,000 in non-cash stock based compensation expense to employees and the decrease between periods of $212,000 in legal and professional fees. The decrease in operating loss from continuing operations was slightly offset by the increase in gross profit margin of $147,000.

Net income from discontinued operations. During the nine months ended April 30, 2006 we recognized a gain on disposal of discontinued operations of $1,652,000. The gain on disposal of discontinued operations arose from the sale of ATSI’s ownership in ATSIMex Personal S.A de C.V. Under the share purchase agreement the buyer acquired the total ownership and assumed all related liabilities on this entity of $1,652,000 and as a result we recognized a gain of $1,652,000.

Preferred Stock Dividends. Preferred Stock Dividends expense increased by $22,000 or 19% between periods, from $114,000 for the nine months ended April 30, 2005 to $136,000 during the nine months ended April 30, 2006. The increase in preferred dividend expense during the nine months ended April 30, 2006 is attributed to the recognition of preferred dividend expense associated with the conversion of 1,765,864 shares of Redeemable Preferred Series H to 2,134,193 shares of common stock.

Net income (loss) to Common Stockholders. During the nine months ended April 30, 2006 we recognized $877,000 in net income to common stockholders, this represented a decreased of $9,738,000 from the nine months ended April 30, 2005. The decrease in net income to common stockholders is primarily due to the decrease in gain on disposal of investment of approximately $12,104,000. The decrease in gain on disposal of investment was slightly offset by the recognition of $1,652,000 from the gain on disposal of discontinued operations associated with to the sale of ATSIMex Personal S.A de C.V. Additionally, the improvement in net income to common stockholders between periods is attributed to the increase in gross profit margin of $147,000. Further, the improvement in net loss from continuing operations is attributed to the decrease between periods of $382,000 in non-cash issuance of common stock and warrants expense for services, the decrease of $294,000 in non-cash stock based compensation expense to employees and the decrease between periods of $212,000 in legal and professional fees. The decrease in these expenses was slightly offset by the decrease during the same period in debt forgiveness income of $410,000.

Liquidity and Capital Resources

Cash Position: During the nine months ended April 30, 2006, operations consumed approximately $146,000 in cash, primarily due to the operating loss offset by non-cash expenses compared to the prior period. Investing activities during the nine months of fiscal 2006 consumed an additional $4,000 relating to the acquisition of various computers and routers. Financing activities during the nine months of fiscal 2006 generated $226,000 in cash. This cash was primarily generated from proceeds of an accounts receivable credit facility of $150,000 and cash proceeds from a note payable of $50,000 from CSI Business Finance, Inc. as previously described in the footnotes to the financial statements. Additionally, we received $54,000 from the exercise of 366,666 warrants. These cash proceeds were offset by the $26,000 paid to Corporate Strategies, Inc. for the factoring and processing fees and the $2,000 associated with the principal payments under the lease of certain equipment. Overall, our net operating, investing and financing activities during the nine months ended April 30, 2006 provided an increase of $76,000 in cash. We had a cash balance of $105,000 as of April 30, 2006.

Our current operating expenses are expected to be approximately $70,000 per month, including wages, rent, utilities, litigation fees and corporate professional fees. We will require approximately $30,000 per month to cover the deficiencies in cash from operations during Fiscal 2006. We intend to cover our initial monthly operating expenses with our available cash from operations and the factoring of our receivables. We expect to continue conserving cash resources by paying executive compensation, fees for certain consultants and professional services with shares of our common stock. Furthermore, we will continue to pursue additional debt and equity financings to cover our deficiencies in cash reserves. However, we presently do not have a definitive agreement in place to obtain such financing. Any additional debt or equity financing may not be available in sufficient amounts or on acceptable terms. If such financing is not available in sufficient amounts or on acceptable terms, the Company's results of operations and financial condition may be adversely affected.

We are not presently paying quarterly interest and dividends on our outstanding convertible debentures and Redeemable Preferred stock. However, we have continued to accrue dividends and interest on such debentures and Redeemable Preferred stock. The increase in accrued liabilities related to the dividends and interest in arrears contributed approximately $154,000 in cash flow savings during the nine months ended April 30, 2006.

Our working capital deficit was $4,660,000 as of April 30, 2006. This represents a decrease of approximately $1,173,000 from our working capital deficit at July 31, 2005. The decrease can primarily be attributed to the recognition of a gain from discontinued operations associated with the disposal of investment of $1,652,000. The gain on disposal of investment is associated with the sale of ATSI’s ownership in ATSIMex Personal S.A de C.V.

Our current liabilities include:

•	$200,000 owed to CSI Business Finance, Inc. for a line of credit and a current note payable.

•
$1,215,000 associated with the Series D Cumulative preferred stock. Of this balance, $942,000 is associated with the full redemption of this security and $273,000 is related to the accrued dividends as of April 30, 2006.

•
$1,802,000 associated with the Series E Cumulative preferred stock. Of this balance, $1,463,000 is associated with the full redemption of this security and $339,000 is related to the accrued dividends as of April 30, 2006. During the fiscal year ended July 31, 2003, the Company was de-listed from AMEX and according to the terms of the Series E Cumulative preferred stock Certificate of Designation, if the Company fails to maintain a listing on NASDAQ, NYSE or AMEX the Series E preferred stockholder could request a mandatory redemption of the total outstanding preferred stock. As of the date of this filing we have not received such redemption notice. On October 31, 2002, we filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On July 9, 2004, we filed a separate but related lawsuit in the same court against Sam Levinson and Uri Wolfson. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint in the first action as to all defendants with prejudice. A judgment was entered in that action on September 8, 2005. We appealed that judgment on September 20, 2005 to the United States Court of Appeals for the Second Circuit. On April 27, 2005, the court entered a final judgment dismissing the second action with prejudice based on the February 25, 2005 decision in the first action. On May 25, 2005, we appealed the dismissal of the second action to the United States Court of Appeals for the Second Circuit. The defendants' briefs were filed in both appeals on March 29, 2006, and our reply briefs were filed on May 12, 2006. Oral arguments have not yet been scheduled. Currently we cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

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

During the nine months ended April 30, 2006, we received $150,000 from an accounts receivable credit facility, $50,000 from a Note Payable with CSI Business Finance, Inc. and $54,000 from the exercise of warrants. These funds allowed us to cover our operating expenses and other corporate expenses during the period ended April 30, 2006. Additionally, on February 20, 2006 we entered into a factoring agreement with CSI Business Finance, Inc. Under the agreement, CSI Business committed to purchase up to $400,000 of ATSI’s monthly receivables. As our ongoing operations require, we will factor our receivables under this new agreement. As of date of this filing the Company did not have any outstanding factored receivables under this agreement.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company has adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Controller and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the fiscal quarter covered by this report. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have had a material affect or are reasonably likely to have a material affect on internal control over financial reporting

In the previous quarter, we identified deficiencies in our internal controls and disclosure controls related to the accounting for convertible debt with conversion features contingent upon future prices of our stock and convertible debt with detachable warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS 133. Since January 2006, we have undertaken improvements to our internal controls in an effort to remediate these deficiencies through the following efforts: 1) implementing a review of all convertible securities to identify any securities that are not conventional convertible securities and 2) improving supervision and training of our accounting staff to understand and implement the requirements of EITF 00-19 and SFAS 133.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 31, 2002, we filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On July 9, 2004, we filed a separate but related lawsuit in the same court against Sam Levinson and Uri Wolfson. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint in the first action as to all defendants with prejudice. A judgment was entered in that action on September 8, 2005. We appealed that judgment on September 20, 2005 to the United States Court of Appeals for the Second Circuit. On April 27, 2005, the court entered a final judgment dismissing the second action with prejudice based on the February 25, 2005 decision in the first action. On May 25, 2005, we appealed the dismissal of the second action to the United States Court of Appeals for the Second Circuit. The defendants' briefs were filed in both appeals on March 29, 2006, and our reply briefs were filed on May 12, 2006. Oral arguments have not yet been scheduled. Currently we cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

On June 16, 2005, ATSI Communications, Inc. filed an arbitration claim against Ntera Holdings, Inc. involving a dispute in the range of $100,000 and attorney's fees. The claim is associated with a dispute over alleged debt of ATSI incurred under a Reciprocal Network Carrier Service Agreement between the parties. ATSI disputed a portion of the amount of indebtedness asserted against ATSI by Ntera and, as to the undisputed amount, ATSI asserted Ntera had agreed to allow payment of same by providing services to Ntera as ATSI had previously agreed to allow Ntera to pay ATSI debt in past.  On July 7, 2005 Ntera Holdings, Inc. filed a counterclaim asserting full indebtedness and denying any reciprocal services exchange agreement.  On May 31, 2006, ATSI Communications, Inc. and Ntera Holdings, Inc. consummated an agreement of compromise, settlement and release under which ATSI paid $5,000 in cash and may provide Ntera up to $78,000 in VoIP termination services over a 90-day period from June 10, 2006 through September 10, 2006 to fully discharge the alleged indebtedness.

On October 24, 2005, Richard Beckenforf filed a lawsuit in Travis County, Texas against ATSI asserting indebtedness allegedly owed to him, principally for unpaid fees and un-reimbursed expenses during such time he was a director of ATSI.  Such claims were for approximately $96,000 and exceeded $100,000 with attorney’s fees. This claim was settled on March 21, 2006 for $1,500 and issuance of ATSI stock valued at approximately $46,000 over the course of up to 6 months.   The Travis County suit has been dismissed with appropriate releases and the agreement is in its 2nd month of compliance toward performance of such agreement.

On April 13, 2006 ATSI filed suit in Bexar County, Texas and obtained injunctive relief against former ATSI consultant Diane Huth and John Highland associated to a dispute relating to who has prior claim and rightful ownership of the trade name "Telefamilia," which Defendants have undertaken to trademark for their own purposes.  Defendants have filed an answer denying any liability.   Temporary Injunctive relief was granted preserving ATSI's claims to such trade name.  Currently, the suit is pending and no trial date has been set.

As reported in the Quarterly report on Form 10-QSB/A for the quarter ended January 31, 2006, we settled the suit by Vianet Communications, Inc. on August 10, 2005 and the suit by Helen B. Swartz, Trustee, was dismissed on August 29, 2005. We may become a party to future claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on our results of operations in the period in which it occurred.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 14, 2006, we issued 25,380 shares of our common stock to Richard Benkendorf as a payment of $7,614 associated with the settlement agreement between ATSI and Mr. Benkendorf. The shares issued to Mr. Benkendorf were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act because of the limited size of the group, the absence of public solicitation or advertising, and restrictions on resale of the shares.

On April 20, 2006, we issued 278,444 shares of our common stock to Franklin, Cardwell and Jones as a payment of $1,950 of accrued interest and principal payment of $70,000 on the current note payable. The shares issued to Franklin, Cardwell and Jones were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act because of the limited size of the group, the absence of public solicitation or advertising, and restrictions on resale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of April 30, 2006, the Company was in arrears with respect to the declaration of the following dividends payable on outstanding shares of its Preferred Stock:

Series A Cumulative Preferred Stock	$208,000
Series D Cumulative Preferred Stock	273,000
Series E Cumulative Preferred Stock	339,000
TOTAL	$820,000

ITEM 6. EXHIBITS

(a) Exhibits: The following documents are filed as exhibits to this report.

Exhibit
Number	Description

10.1	Agreement of Compromise, Settlement and Release dated May 31, 2006 between ATSI Communications, Inc. and Ntera Holdings, Inc.

10.2	Agreement of Compromise, Settlement and Release dated May 27, 2006 between ATSI Communications, Inc. and Richard C. Benkendorf

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC.
(Registrant)

Date: June 13, 2006	By:	/s/ Arthur L. Smith
Name: Arthur L. Smith
Title: President and Chief Executive Officer

Date: June 13, 2006	By:	/s/ Antonio Estrada
Name: Antonio Estrada
Title: Corporate Controller
(Principal Accounting and Principal Financial Officer)