Form 10KSB
period 2006-07-31
ATSI COMMUNICATIONS INC/DE
filed 2006-10-31
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _________

Commission File Number: 1-15687

ATSI COMMUNICATIONS, INC.
(Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	74-2849995 (IRS Employer Identification No.)

3201 Cherry Ridge, Building C, Suite 300 San Antonio, Texas (Address of Principal Executive Offices)	78230 (Zip Code)

(210) 614-7240
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001 Per Share
Series H Convertible Preferred Stock, Par Value $0.001 Per Share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is not disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and l no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Registrant’s revenues for its recent fiscal year were $14,695,485

The aggregate market value of the voting common equity held by non-affiliates of the issuer was $5,963,504 based on the closing price of $0.32 per share on October 26, 2006 as reported on the over-the-counter bulletin board.

There were 18,635,950 shares of issuer ’s Common Stock outstanding as of October 26, 2006.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

Statement Regarding Restatement of prior periods

ATSI has restated its 2006 and 2005 quarterly financial statements and the financial statements for the year ended July 31, 2005 from amounts previously reported. During the fourth quarter of fiscal 2006, in consultation with our legal counsel, we evaluated the liability for the provisions for liquidation preferences contained in our Series E Preferred Stock instruments. Based on our evaluation, we concluded that our obligation to the holders of the Series E Preferred Stock was incorrectly accounted for as dividends. Based on this assessment, we have reversed all accrued dividends in the aggregate amount of $340,000. The adjustments to reverse the accrued dividends in our Series E Preferred Stock has been recorded during the periods that it occurred and the accumulated impact of the adjustments are reflected in our current fiscal year financial statements in accordance with SFAS No. 154, Accounting for Changes and Error Corrections. See Note 15 to the consolidated financial statements.

In all other material respects, the previously reported financial statements are unchanged.

PART I

ITEM I.	BUSINESS.

Overview

We are an international telecommunications carrier that utilizes the Internet to provide cost-efficient and economical international communication services. Our current operations consist primarily of providing digital voice communications over the Internet using Voice-over-Internet-Protocol ("VoIP"). We provide high quality voice and enhanced communication services to carriers, telephony resellers and other VoIP carriers through various agreements with service providers in the United States, Mexico, Asia, the Middle East and Latin America utilizing VoIP technology. Our services are as follows:

Carrier Services: We provide VoIP communication services to United States and foreign telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically these telecommunications companies offer their services to the public for domestic and international long distance and VoIP services.

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

We have had operating losses for almost every quarter since we began operations in 1994. Our operating losses from continuing operations were approximately $598,000 and $1,795,000, for the years ended July 31, 2006, and 2005, respectively. Additionally, we had a working capital deficit of approximately $2,801,000 at July 31, 2006 that includes accrued dividends of $1,743,000 for the outstanding shares of Series H Convertible Preferred Stock issued to our stockholders upon our merger and reincorporation into a wholly owned Nevada subsidiary in 2004. The accrued dividends for our Series H Preferred Stock convert to common stock as our shareholders convert their preferred stock to common stock. We produced positive operating income in our 4th quarter ended July 31, 2006 and expect to pay our vendors and lenders on time in the future if this trend continues. In addition, we are currently pursuing various financing alternatives including an equity offering, accounts receivable factoring, and exchanging some portion or all of our debt for equity. However, we may not be successful in these efforts or circumstances currently unknown or unforeseen by us may arise that will result in us not being able to obtain additional funding.

Due to the recurring losses, negative cash flows generated from our operations prior to our 4th quarter ended July 31, 2006 and our substantial working capital deficit, our auditor’s opinion on our financial statements as of July 31, 2006 calls attention to substantial doubts about our ability to continue as a going concern. This means that there is substantial doubt that we will be able to continue in business through July 31, 2007. In order to remain a going concern, we intend to continue generating positive cash flow from our operations and/or generate cash from debt or equity offerings. There is no assurance that we will be able to continue generating positive cash flow from our operations or obtain funding to remain as a going concern.

As a result of the recurring losses, negative cash flows from operations prior to our 4th quarter ended July 31, 2006 and our working capital deficit, management continued to pursue different avenues for funding. During the year ended July 31, 2006 we received $54,000 from the exercise of 366,666 warrants. Additionally, on November 4, 2005, we entered into a note payable with CSI Business Finance, Inc. for $50,000 and also signed an accounts receivable credit facility with CSI Business Finance, Inc. and as of the end of the second quarter we had drawn $150,000 of this facility. Additionally, on May 5, 2006, we entered into a note payable with a related party for $120,000. The proceeds from the exercise of warrants, various notes payable and accounts receivable credit facility have allowed the Company to pay those operating and corporate expenses that were not covered by our current cash inflows from operations. Although there is no assurance that we will be successful in securing additional funding, we produced positive operating income in our 4th quarter ended July 31, 2006 and expect to pay our operating and corporate expenses with cash inflows from operations in the future if this trend continues.

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

Recent Developments

During our fiscal year ending July 31, 2006:

•
We expanded our NexTone’ Communications Session Controller (soft-switch) by 65% to enhance our Voice over Internet Protocol (VoIP) network. This network expansion has allowed us to route our traffic more efficiently, improve our call processing, monitor quality of service and share port resources with our customers. The NexTone technology has allowed us to be more competitive and to improve margins in our international VoIP carrier services. As a result of these enhancements to our VoIP Network our customer base has grown to approximately 75 customers and our revenue increased from $6,011,000 during the year ended July 31, 2005 to $14,696,000 for the year ended July 31, 2006.

•
On February 1, 2006 we announced the formation of a new wholly owned subsidiary, Digerati Networks, Inc., to showcase ATSI's growing VoIP business. Digerati Networks will market the Company's VoIP services with the goal of achieving a leadership position in the industry while building brand and name recognition. The new subsidiary will also allow the parent company to take full advantage of corporate development opportunities that may arise in the future.

Services and Products

We provide three types of services: Carrier Services, Network Services and Communication Services.

Carrier Services

We provide VoIP communication services to United States and Latin American telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. We also provide 800 toll-free voice origination services from Mexico. Typically these telecommunications companies offer their services to the public for domestic and international long distance and VoIP services. Revenues from this service accounted for approximately 96% of our total revenue during the year ended July 31, 2005 (“fiscal 2005”) and 99% of our total revenue during the year ended July 31, 2006 (“fiscal 2006”). The percentage of our total volume of carrier services traffic sent by customers can fluctuate dramatically, on a quarterly, and sometimes, daily basis. During fiscal 2006, we entered into various reciprocal agreements with our customers that allow them to transport and terminate traffic over our network and allowed us to transmit and terminate traffic over their networks. These reciprocals agreements with our customers were not for a specific period of time or volume of minutes. Under the reciprocal agreements, both parties were given a set of rates for services and each party would decide the volume of minutes it would send to be processed. Therefore, on a month-to-month basis there was not a required volume commitment of minutes from each party and the parties were free to re-route their traffic away to a lower priced provider.

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

We compete with AT&T, as well as the former telecommunication monopolies in the Latin American countries, in providing network services. Factors contributing to our competitiveness include reliability, network quality, speed of installation, and in some cases, geography, network size, and hauling capacity. We are at a competitive disadvantage with respect to larger carriers who are able to provide networks for corporations that encompass more countries in Latin America, as well as Europe, Asia and other parts of the globe. As a result of these disadvantages we do not expect a significant increase in revenue from this source in the near future.

Communication Services

  On August 1, 2004, we acquired a Competitive Local Exchange Carrier (“CLEC”) based in South Texas. This acquisition served as a gateway to reach out to the Hispanic communities residing along the US and Mexico border. We provide local phone service and international VoIP long distance service to the U.S. Hispanic market in Texas, through our wholly owned subsidiary, Telefamilia Communications, Inc. Revenues from this service accounted for approximately 1% of our total revenue in the year ended July 31, 2006. Our local phone service includes value-added services such a caller ID and call waiting.

We have deployed various postpaid and prepaid retail services and generated approximately $125,000 in retail services revenue during the fiscal year ended July 31, 2006

Voice over Internet Protocol Networks

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

Strategy and Competitive Conditions

The long distance telephony market and the Internet telephony market are highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, coverage, customer service, technical response times, reliability, and network size/capacity. Our competitors include major and emerging telecommunications carriers in the U.S. and foreign telecommunications carriers. The competitive landscape is rapidly altering the number, identity and competitiveness of the marketplace, and we are unable to determine with certainty the impact of potential consolidation in our industry.

During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to other carriers. All major telecommunications companies either presently do or could route traffic to destinations worldwide and compete directly with us. Other Internet telephony service providers focus on a retail customer base and may in the future compete with us in the carrier services business. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors.

Carriers buying wholesale termination into Mexico, while cost conscious, are increasingly demanding high reliability and quality in service delivery. Sustainability and growth in this segment depends on specific competitive advantages that companies may possess in specific markets. Competitive advantages like proper licenses, network redundancy, favorable termination agreements, or the presence of a business infrastructure and relationships in the specific terminating market. The Company competes with the dominant providers, such as Qwest, as well as other, smaller providers for international long distance services to Mexico. The Company believes that in contrast to the dominant providers, it has a much more focused and cost competitive strategy that targets select higher margin telecommunication niches utilizing VoIP technology. Certain carriers provide termination services in Mexico at lower prices, since they contract with other carriers that “leak” into the local network using unlicensed IP points of presence. These carriers, however, have several disadvantages including: (i) generally poor quality, (ii) limited capacity, and (iii) poor reliability, since Mexican authorities periodically shut down their operations. Additionally, there are a few market trends that affect our carrier product’s competitiveness in the market. First, unauthorized, non-conventional operators continue to have a major impact by offering prices below real costs. Second, network expansion by newly licensed carriers in Mexico continues to drive down costs. The result of this trend is a significant reduction in revenue per minute. The combination of non-conventional termination and the new settlement rates have reduced U.S to Mexico termination prices from an average price of $0.27 per minute in 1998 to a current rate of $0.03 per minute.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies that could hinder our ability to market our services. We believe that our key competitive advantages are our ability to deliver reliable, high quality voice service over the Internet in a cost-effective manner. We cannot provide assurances, however, that these advantages will enable us to succeed against comparable service offerings from our competitors. A large number of telecommunications companies, including AT&T and Qwest currently provide wholesale voice telecommunications service which competes with our business. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet.

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

United States.

We believe that, under U.S. law, the Internet-related services that we provide constitute information services as opposed to regulated telecommunications services, and, as such, are not currently actively regulated by the Federal Communications Commission (FCC) or any state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of our operations may be subject to state or federal regulation, including regulations governing universal service funding, disclosure of confidential communications and excise tax issues. We cannot provide assurances that Internet-related services will not be actively regulated in the future. Several efforts have been made in the U.S. to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Increased regulation of the Internet may slow its growth, particularly if other countries also impose regulations. Such regulation may negatively impact the cost of doing business over the Internet and materially adversely affect our business, operating results, financial condition and future prospects.

While the FCC to date has maintained an informal policy that information service providers, including VoIP providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this premise, both before the FCC and at various state government agencies.  However, the FCC has ruled that certain traffic carried in part utilizing the Internet protocol format was nonetheless regulated telecommunications for which certain regulatory obligations applied. The FCC has considered whether to impose surcharges or other common carrier regulations upon certain providers of Internet telephony, primarily those which, unlike us, provide Internet telephony services directly to end users. Recently, the FCC ruled that interconnected VoIP service providers must make contributions to the Universal Service Fund. Additionally, the FCC has expressed an intention to further examine the question of whether certain forms of phone-to-phone VoIP services are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone VoIP services bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services. The FCC has indicated that the mechanisms for contributing to the Universal Service Fund, issues as to applicability of access charges and other matters will be considered in that context. Adverse rulings or rulemakings could subject us to licensing requirements and additional fees and subsidies.

If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including payment of access charges to local telephone companies. A decision to impose such charges could also have retroactive effect, which could materially adversely affect us. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation that would apply to Internet telephony providers. Any such determinations could materially adversely affect our business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet. Congressional dissatisfaction with FCC conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect our business, financial condition, operating results and future prospects.

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

All interstate telecommunications carriers are required to contribute to the federal universal service programs. The FCC currently is considering revising its universal service funding mechanism. We cannot predict the outcome of these proceedings or their potential effect on us. Although we currently do not provide VoIP services to the end users or consumer, VoIP services that we may provide in the future are not currently subject to direct regulation by the FCC or state regulatory commissions to the extent that they qualify as “enhanced” or “information” services. The FCC defines enhanced services as services that (1) employ computer processing applications that act on the format, content, code, protocol or similar aspects of the subscriber’s transmitted information, (2) provide the subscriber additional, different or restructured information, or (3) involve subscriber interaction with stored information. In 1998, in a non-binding report, the FCC observed that “computer-to-computer” VoIP may be appropriately considered to be unregulated but that “phone-to-phone” VoIP may lack the characteristics that would render them unregulated “information” services. In February 2004, the FCC ruled that free computer-to-computer VoIP service is not “telecommunications service” and that it is an interstate “information service.” Although this order clarifies some of the relevant VoIP issues, the FCC has not yet issued a formal decision as to whether other variations of VoIP services should be subject to traditional common carrier telecommunications service regulation or whether any of the VoIP services should be subject to universal service contribution and access charge obligations. In March 2004, the FCC released a Notice of Proposed Rulemaking (“NPRM”) regarding VoIP service. The NPRM specifically addresses the regulatory classification and jurisdiction of VoIP; the application of access charges; and how to preserve key public policy objectives such as universal service, 911/emergency services, law enforcement surveillance requirements, and the needs of persons with disabilities. In November 2004, the FCC ruled that services provided by a particular VoIP provider are interstate in nature, and not subject to entry regulations of the various state Public Service Commissions. The FCC, however, declined to rule on whether the service is a regulated telecommunications service or an unregulated information service. In addition, in December 2004, the United States Court of Appeals for the 8th Circuit ruled that such VoIP provider’s service is an information service and not subject to state regulation. The FCC continues to examine the appropriate regulatory treatment of VoIP. While initial indications from the FCC suggest that any regulation of VoIP will be limited in nature, the future regulatory treatment of other variations of VoIP by the FCC and state regulatory bodies continues to be uncertain. Furthermore, Congressional dissatisfaction with the FCC’s treatment of IP telephony could result in legislation requiring the FCC to impose greater or lesser regulation. Changes to, and further clarifications of, the treatment of VoIP services could result in the imposition of burdensome regulation and fees on some of our services and/or increase certain of our operating costs.

State Regulation.  Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Telefamilia Communications, Inc. (Telefamilia), a wholly owned subsidiary of ours, maintains the necessary certificate and tariff approvals, where approvals are necessary, to provide intrastate long distance service in Texas. Telefamilia also maintains the necessary certificate to provide local services in Texas. Texas requires prior approval or notification for certain stock or asset transfers or for the issuance of securities, debt or for name changes. As a certificated carrier, consumers may file complaints against us at the public service commissions. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The Regional Bell Operating Carriers and other Local Exchange Carriers have been seeking reduction of state regulatory requirements, including greater pricing flexibility, which, if granted, could subject us to increased price competition. We may also be required to contribute to universal service funds in Texas.

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

Employees

As of July 31, 2006, we had eight employees, all of whom performed operational, technical and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

Risk Factors

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, which we believe include all the material risks to our business, together with the information contained elsewhere in this report, before you make a decision to invest in our company.

Factors That May Affect Future Results and Financial Condition

Risks Related to Our Operations

Our results of operations may fluctuate and the market price of our common stock may fall.

Our revenue and results of operations have fluctuated and will continue to fluctuate from quarter to quarter in the future due to a number of factors, some of which are not in our control, including, among others:

•	the amount of traffic we are able to sell to our customers, and their decisions on whether to route traffic over our network;

•	increased competitive pricing pressure in the international long distance market;
•	our ability to negotiate lower termination fees charged by our suppliers;
•	our continuing ability to negotiate competitive costs to connect our network with those of other carriers and Internet backbone providers;
•	fraudulently sent or received traffic which is unbillable, for which we may be liable;
•	changes in call volume among the countries to which we complete calls;
•	the portion of our total traffic that we carry over more lucrative routes could decline, independent of route-specific price, cost or volume changes;
•	technical difficulties or failures of our network systems or third party delays in expansion or provisioning system components;
•	our ability to manage our traffic on a constant basis so that routes are profitable;
•	our ability to collect from our customers; and

We may never generate sufficient revenue and gross margin to become profitable if telecommunications carriers and other communications service providers or others are reluctant to use our services or do not use our services, including any new services, in sufficient volume.

If the market for VoIP telephony and new services does not develop as we expect, or develops more slowly than expected, our business, financial condition and results of operations will be materially and adversely affected.

Our customers may be reluctant to use our VoIP services for a number of reasons, including:

•	perceptions that the quality of voice transmitted over the Internet is low;
•	perceptions that VoIP is unreliable;
•	our inability to deliver traffic over the Internet with significant cost advantages;
•	development of their own capacity on routes served by us; and
•	an increase in termination costs of international calls.

We may increase costs and risks in our business to the extent we rely on third parties.

Parties that Maintain Phone and Data Lines and Other Telecommunications Services. Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and fax calls. Third parties maintain and own these networks, other components that comprise the Internet, and business relationships that allow telephone calls to be terminated over the public switched telephone network. Some of these third parties are telephone companies. They may increase their charges for using these lines at any time and thereby increase our expenses. They may also fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers. Any such failure that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network and negatively impact our revenues.

Communications Service Providers. We maintain relationships with communications service providers in many countries, some of whom own the equipment that translates calls from traditional voice networks to the Internet, and vice versa. We rely upon these third parties both to provide lines over which we complete calls and to increase their capacity when necessary as the volume of our traffic increases. There is a risk that these third parties may be slow, or may fail, to provide lines, which would affect our ability to complete calls to certain destinations. We may not be able to continue our relationships with these providers on acceptable terms, if at all. Because we rely upon entering into relationships with providers to expand into additional countries, we may not be able to increase the number of countries to which we provide service. Finally, any technical difficulties that these providers suffer, or difficulties in their relationships with companies that manage the public switched telephone network, could affect our ability to transmit calls to the countries that those providers help serve.

We are subject to downward pricing pressures and a continuing need to renegotiate overseas rates.

As a result of numerous factors, including increased competition and global deregulation of telecommunications services, prices for international long distance calls have been decreasing. This downward trend of prices to end-users has caused us to lower the prices we charge communication service providers for call completion on our network. If this downward pricing pressure continues, we may not be able to offer VoIP services at costs lower than, or competitive with, the traditional voice network services with which we compete. Moreover, in order for us to lower our prices, we have to renegotiate rates with our foreign service providers who complete calls for us. We may not be able to renegotiate these terms favorably enough, or fast enough, to allow us to continue to offer services in a particular country on a cost-effective basis. The continued downward pressure on prices and our failure to renegotiate favorable terms in a particular country could have a material adverse effect on our ability to operate our network and VoIP business profitably.

A variety of risks associated with our international operations could materially adversely affect our business.

Because we provide many of our services internationally, we are subject to additional risks related to providing services into foreign countries. In particular, in order to provide services in some countries, we have forged relationships with foreign operators. Associated risks include:

•	unexpected changes in tariffs, trade barriers and regulatory requirements relating to Internet access or VoIP;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	difficulty in collecting accounts receivable;
•	tax, consumer protection, telecommunications, and other laws;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues;
•	unreliable government power to protect our rights;

These and other risks associated with our international services may materially adversely affect our ability to attain or maintain profitable operations.

International governmental regulation and legal uncertainties and other laws could limit our ability to provide our services, make them more expensive, or subject us to legal liability.

Many countries currently prohibit or limit competition in the provision of traditional voice telephony services. In some of those countries, licensed telephony carriers as well as government regulators and law enforcement authorities have questioned the legal authority of VoIP services. We may face similar issues in additional countries. Our failure to qualify as a properly licensed service provider, or to comply with other foreign laws and regulations, could materially adversely affect our business, financial condition, and results of operations.
It is also possible that countries may apply to our activities laws relating to services provided over the Internet, including laws governing:

•	user privacy;
•	pricing controls and termination costs;
•	characteristics and quality of products and services;
•	qualification to do business;
•	consumer protection;
•	cross-border commerce, including laws that would impose tariffs, duties and other import restrictions;
•	copyright, trademark and patent infringement; and
•	claims based on the nature and content of Internet materials, including defamation, negligence and the failure to meet necessary obligations.

If foreign governments or other bodies begin to impose related restrictions on VoIP or our other services or otherwise enforce other laws against us or our foreign suppliers, such actions could have a material adverse effect on our operations.

If we are not able to keep up with rapid technological change in a cost-effective way, the relative quality of our services could suffer.

The technology upon which our services depend is changing rapidly. Significant technological changes could render the hardware and software that we use obsolete, and competitors may begin to offer new services that we are unable to offer. If we are unable to respond successfully to these developments or do not respond in a cost-effective way, we may not be able to offer competitive services and our business results may suffer.

We may not be able to expand and upgrade our network adequately and cost-effectively to accommodate any future growth.

Our VoIP business requires that we handle a large number of international calls simultaneously. As we expand our operations, we expect to handle significantly more calls. If we do not expand and upgrade our hardware and software quickly enough, we will not have sufficient capacity to handle the increased traffic and growth in our operating performance would suffer as a result. Even with such expansion, we may be unable to manage new deployments or utilize them in a cost-effective manner. In addition to lost growth opportunities, any such failure could adversely affect customer confidence in our network and services.

Single points of failure on our network may make our business vulnerable.

We operate one network control center in San Antonio, Texas. We have not yet designed a redundant system, provided for excess capacity, or taken other precautions against platform and network failures as well as facility failures relating to power, air conditioning, destruction, or theft. We are vulnerable to a network failure that may prohibit us from offering services.

We depend on our current personnel and may have difficulty attracting and retaining the skilled employees we need to execute our business plan.

Our future success will depend, in large part, on the continued service of our key management and technical personnel. If any of these individuals or others we employ are unable or unwilling to continue in their present positions, our business, financial condition and results of operations could suffer.

If the Internet infrastructure is not adequately maintained, we may be unable to maintain the quality of our services and provide them in a timely and consistent manner.

Our future success will depend upon the maintenance of the Internet infrastructure, including a reliable network backbone with the necessary speed, data capacity and security for providing reliability and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it and its performance or reliability may decline thereby impairing our ability to complete calls and provide other services using the Internet at consistently high quality. The Internet has experienced a variety of outages and other delays as a result of failures of portions of its infrastructure or otherwise. Future outages or delays could adversely affect our ability to complete calls and provide other services. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular. Finally, important opportunities to increase traffic on our network will not be realized if the underlying infrastructure of the Internet does not continue to be expanded to more locations worldwide.

ITEM 2.	DESCRIPTION OF PROPERTIES.

Our executive office is located at 3201 Cherry Ridge, Building C, Suite 300, San Antonio, Texas, consisting of 3,618 square feet. The lease for this facility will expire on November 15, 2011. We pay annual rent of $47,450. Management believes that our leased facilities are suitable and adequate for their intended use.

ITEM 3.	LEGAL PROCEEDINGS.

On October 31, 2002, we filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On July 9, 2004, we filed a separate but related lawsuit in the same court against Sam Levinson and Uri Wolfson. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint in the first action as to all defendants with prejudice. A judgment was entered in that action on September 8, 2005. We appealed that judgment on September 20, 2005 to the United States Court of Appeals for the Second Circuit. On April 27, 2005, the court entered a final judgment dismissing the second action with prejudice based on the February 25, 2005 decision in the first action. On May 25, 2005, we appealed the dismissal of the second action to the United States Court of Appeals for the Second Circuit. The defendants' briefs were filed in both appeals on March 29, 2006, and our reply briefs were filed on May 12, 2006. Oral arguments have been scheduled for November 29, 2006. . Currently we cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

On June 16, 2005, ATSI Communications, Inc. filed an arbitration claim against Ntera Holdings, Inc. involving a dispute in the range of approximately $100,000 and attorney's fees for which Ntera counterclaimed. As part of a settlement agreement, Ntera agreed to a lesser balance it alleged had been owed, after which ATSI provided Ntera approximately $78,000 in VoIP termination services over a 90-day period from June 10, 2006 through September 10, 2006 to fully discharge an alleged indebtedness. ATSI successfully met its commitment under the settlement agreement. The arbitration was dismissed in October 2006, following the execution and performance of a settlement agreement.

  In October 2005, Richard Beckenforf filed a lawsuit in Travis County, Texas against ATSI asserting indebtedness allegedly owed to him, principally for unpaid fees and un-reimbursed expenses during such time he was a director of ATSI. Such claims were for approximately $96,000 and exceeded $100,000 with attorney’s fees. This claim was settled on March 21, 2006 for $1,500 and issuance of ATSI stock valued at approximately $46,000 over the course of 6 months. As of September 15, 2006, the lawsuit against ATSI has been dismissed and we have successfully met our commitment under the settlement agreement.

On April 13, 2006 ATSI filed suit in Bexar County, Texas and obtained injunctive relief against former ATSI consultant Diane Huth and John Highland associated to a dispute relating to who has prior claim and rightful ownership of the trade name "Telefamilia," which Defendants had undertaken to trademark for their own purposes. Defendants have filed an answer denying any liability. Temporary Injunctive relief was granted preserving ATSI's claims to such trade name. Currently, the suit is pending and no depositions have been taken and no trial date has been set. Currently we cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board under the symbol “ATSX”. Our Series H Preferred Stock is not traded on any market. The following table sets forth the high and low bid prices for our common stock from August 1, 2004 through July 31, 2006 as reported by Bloomberg, LP. Price quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2005	High Low
First Quarter	$1.20 $0.56
Second Quarter	$1.25 $0.48
Third Quarter	$0.92 $0.21
Fourth Quarter	$0.32 $0.16

Fiscal 2006	High Low
First Quarter	$0.44 $0.14
Second Quarter	$0.43 $0.21
Third Quarter	$0.51 $0.25
Fourth Quarter	$0.39 $0.19

(b) Holders

As of July 31, 2006, we had approximately 8,169 common shareholders of record. This amount does not include shares held in street name.

(c)	Dividends

We have not paid cash dividends on our common stock. Additionally, the terms of our Series A, and Series H Preferred Stock restrict us from paying dividends on our common stock until such time as all outstanding dividends have been fulfilled related to each series of preferred stock. There are presently a total of $2,223,000 in unpaid dividends payable on outstanding series of preferred stock. Consequently, we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2006:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	N/A	-0-

Equity Compensation Plans not approved by security holders	-0-	N/A	1,923,000

Total	-0-	N/A	1,923,000

The material features of each equity compensation plan are described in Note 13 of the Notes to the Financial Statements.

(d)	Sales of Unregistered Securities

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

On May 12, 2006, we issued 29,285 shares of our common stock to Richard Benkendorf as a payment of $7,614 associated with the settlement agreement between ATSI and Mr. Benkendorf. The shares issued to Mr. Benkendorf were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act because of the limited size of the group, the absence of public solicitation or advertising, and restrictions on resale of the shares.

On June 13, 2006, we issued 26,255 shares of our common stock to Richard Benkendorf as a payment of $7,614 associated with the settlement agreement between ATSI and Mr. Benkendorf. The shares issued to Mr. Benkendorf were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act because of the limited size of the group, the absence of public solicitation or advertising, and restrictions on resale of the shares.

On July 12, 2006, we issued 30,456 shares of our common stock to Richard Benkendorf as a payment of $7,614 associated with the settlement agreement between ATSI and Mr. Benkendorf. The shares issued to Mr. Benkendorf were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act because of the limited size of the group, the absence of public solicitation or advertising, and restrictions on resale of the shares.

On July 31, 2006, we issued 261,6635 shares of our common stock to the Convertible Debenture Holders as a payment of $83,200 associated with a principal payment on the Convertible Debenture. The shares issued to the Convertible Debenture Holders were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act because of the limited size of the group, the absence of public solicitation or advertising, and restrictions on resale of the shares.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE: This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including our ability to continue as a going concern.

The following is a discussion of the consolidated financial condition and results of operations of ATSI Communications, Inc., for the fiscal years ended July 31, 2006 and 2005. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this annual report on Form 10-KSB. For purposes of the following discussion, fiscal 2006 or 2006 refers to the year ended July 31, 2006 and fiscal 2005 or 2005 refers to the year ended July 31, 2005.

Sources of revenue and direct cost

Sources of revenue:

Carrier Services:  We currently provide VoIP communication services to U.S. and Foreign telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically, these telecommunications companies offer their services to the public for domestic and international long distance services.

Network Services: We provide private communication links and VoIP gateway services to multi-national and Latin American carriers and enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is currently available through the foreign telecommunication networks. These services include data, voice and fax transmission between multiple international offices and branches as well as Internet and co-location services in the United States.

Communication Services: We provide retail local phone service and international VoIP long distance service to the U.S. Hispanic market throughout Texas, mainly in the Rio Grande Valley. Our local phone service includes access to a landline and value-added services such a caller ID and call waiting. These services are offered to our customers on both a prepaid and postpaid basis. Additionally, we provide prepaid domestic and long-distance services; under these services we allow our customers to access our prepaid VoIP network platform. The customer will access this platform and be able to complete the call by using their local phone number as a “PIN” or personal identification number.

Direct Costs:

Carrier Services: We incur transmission and termination charges from our suppliers and the providers of the infrastructure and network. The cost is based on a per minute rate and volume of minutes transported and terminated through the network. Additionally, we incur fixed Internet bandwidth charges and per minute billing charges. In some cases we incur installation charges from certain carriers. These installation costs are passed on to our customers for the connection to our VoIP network.

Network Services: Under the network services, we incur bandwidth and co-location charges. The bandwidth charges are incurred as part of the connection links between the customer’s different remote locations and sites to transmit data, voice and Internet services. We also incur co-location charges that are passed through to our customers.

Communication Services: We incur charges for local telephone service and related features from the local exchange carrier. Additionally, we incur a cost per minute and platform fees from our suppliers for long distance services and platform access based on the number of accounts and calls accessed by our customers.

Results of Operations

The following table sets forth certain items included in our results of operations in thousands of dollar amounts and variances between periods for the years ended July 31, 2006 and 2005.

	Years ended July 31,
	2006	2005	Variances	%
OPERATING REVENUES:		(Restated)
Carrier services	$14,674	$5,782	$8,892	154%
Network services	22	229	(207)	-90%
Total operating revenues	14,696	6,011	8,685	144%

Cost of services (exclusive of depreciation and amortization, shown below)	13,869	5,664	(8,205)	-145%
GROSS MARGIN	827	347	480	138%

Selling, general and administrative expense (exclusive of legal and professional fees,
non-cash stock compensation to employees and warrants for services, shown below)	695	517	(178)	-34%
Legal and professional fees	195	417	222	53%
Non-cash issuance of common stock and warrants for services	176	618	442	72%
Non-cash stock-based compensation, employees	267	474	207	44%
Bad debt expense	-	4	4	100%
Depreciation and amortization expense	92	112	20	18%
OPERATING (LOSS)	(598)	(1,795)	1,197	67%

OTHER INCOME (EXPENSE):
Other income	-	27	(27)	-100%
Gain on disposal of investment	-	12,104	(12,104)	-100%
Loss on derivative instrument liabilities	(6)	(287)	281	98%
Debt forgiveness income	50	460	(410)	-89%
Interest expense	(151)	(102)	(49)	-48%
Total other income (expense), net	(107)	12,202	(12,309)	-101%

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(705)	10,407	(11,112)	-107%

DISCONTINUED OPERATIONS (see Note 7)
Gain on disposal of discontinued operations	1,652	-	1,652	100%
NET INCOME FROM DISCONTINUED OPERATIONS	1,652	-	1,652	100%

NET INCOME	$ 947	$ 10,407	$ (9,460)	-91%
LESS: PREFERRED DIVIDEND	(959)	(639)	(320)	-50%

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	($12)	$9,768	($9,780)	-100%

Year Ended July 31, 2006 Compared to Year ended July 31, 2005

Operating revenues. Consolidated operating revenues increased by 144% between periods from $6.0 million for the year ended July 31, 2005 to $14.7 million for the year ended July 31, 2006.

Carrier Services revenues increased by approximately $8.9 million, or 154% from the year ended July 31, 2005 to the year ended July 31, 2006. Our VoIP carrier traffic increased from approximately 149 million minutes during the year ended July 31, 2005 to approximately 283 million minutes during the year ended July 31, 2006. The increase in revenue and carrier traffic can mainly be attributed to an increase in customers during fiscal 2006 compared to fiscal 2005.

Network Services revenues decreased by approximately 90% or $207,000 from the year ended July 31, 2005 to the year ended July 31, 2006. The decrease in network services revenue is primarily due to the decrease in network services customers.

Cost of Services (Exclusive of depreciation and amortization). The consolidated cost of services increased by approximately $8.2 million, or 145% from the year ended July 31, 2005 to the year ended July 31, 2006. The increase in cost of services is a direct result of the increase in carrier services revenue. As mentioned above, our carrier traffic increased from approximately 149 million minutes during the year ended July 31, 2005 to approximately 283 million minutes in the year ended July 31, 2006, thus increasing our cost of services between periods. However, as a result of the increase in total revenue our gross profits increased from $347,000 during the period ended July 31, 2005 to $827,000 during the period ended July 31, 2006

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees, non-cash stock compensation to employees and common stock and warrants for services). SG&A expenses increased by $178,000, or 34% from the year ended July 31, 2005 to the year ended July 31, 2006. The increase is primarily attributable to an adjustment of $92,000 in salaries and wages and a reversal of an over-accrual for services recognized during the second quarter of Fiscal 2005. Additionally, during the third quarter of fiscal 2006 we recognized an increase in salaries and wages and consulting fees of approximately $35,000 as a result of the hiring of two new employees and the increase in bank fees of approximately $29,000 during the year ended July 31, 2006.

Legal and professional fees. Legal and professional fees decreased $222,000, or 53% from the year ended July 31, 2005 to the year ended July 31, 2006. The decrease is attributable to the recognition of approximately $150,000 in professional fees associated with a marketing campaign that commenced during the year ended July 31, 2005. Additionally, during the year ended July 31, 2005 we recognized approximately $90,000 in legal fees associated with a lawsuit filed by the Company for stock fraud and manipulation by various institutions, as described in the legal proceeding section of this report. We did not incur these types of expenses during the year ended July 31, 2006.

Non-cash issuance of common stock and warrants for services. Non-cash issuance of common stock and warrants for services decreased by $442,000 from the year ended July 31, 2005 to the year ended July 31, 2006. The decrease is primarily due to recognition during the quarter ended January 31, 2005 of approximately $400,000 in non-cash compensation expense associated with the consulting agreements entered into with certain individual affiliates of Recap Marketing & Consulting, LLP. We did not incur these types of expenses during the year ended July 31, 2006.

Non-cash stock-based compensation, employees. Non-cash compensation expense to employees decreased by $207,000 from the year ended July 31, 2005 to the year ended July 31, 2006. The decrease is attributed to the recognition during the year ended July 31, 2005 of approximately $474,000 of non-cash compensation expense associated with the stock grants to our employees and board of directors. We incurred $267,000 of non-cash compensation expense associated with the stock grants to our employees and board of directors issued during the year ended July 31, 2006.

Bad debt expense. Bad debt expense decreased by $4,000 from the year ended July 31, 2005 to the year ended July 31, 2006. During the year ended July 31, 2005 we recognized $4,000 in bad debt expense associated with the write-off of a receivable from carrier services customer that ceased operations.

Depreciation and Amortization. Depreciation and amortization decreased by $20,000 or 18% from the year ended July 31, 2005 to the year ended July 31, 2006. The decrease is attributed to the full amortization during fiscal 2005 of the installation and maintenance associated with the initial acquisition of the Nextone Soft-switch. As a result, during fiscal 2006 we did not incur this type of expense.

Operating Loss. The Company’s operating loss improved by $1,197,000 or 67% from the year ended July 31, 2005 to the year ended July 31, 2006. The reduction in operating loss between periods is attributed to the increase in gross profit of $480,000; the decrease between periods in non-cash issuance of common stock and warrants expense for services of $442,000 and the decrease in non-cash stock based compensation expense to employees of $207,000 and the decrease in legal and professional fees of $222,000.

Gain on disposal of investment. Gain on disposal of investment decreased to zero during the year ended July 31, 2006. During the year ended July 31, 2005 ATSI recognized a gain on disposal of investment of approximately $12,104,000. The gain on disposal of investment was associated with the disposal of ATSI’s subsidiaries, American TeleSource International, Inc. (ATSI Texas) and TeleSpan, Inc. (TeleSpan).

Gain (loss) on derivative instruments liabilities, net. The Company recognized a loss on derivative instruments of $6,000 during the year ended July 31, 2006 compared to a loss of $287,000 during the year ended July 31, 2005, a decrease of $281,000. The decrease is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our debt instruments.

Debt forgiveness income. Debt forgiveness income decreased by 89% from $460,000 during the year ended July 31, 2005 to $50,000 during the year ended July 31, 2006. The decrease is primarily due to the recognition during the year ended July 31, 2005 of $460,000 in debt forgiveness income associated with the settlement of various liabilities for the issuance of common stock. These transactions were related to the settlement of $859,500 liability with Alfonso Torres Roqueni, the former owner of the concession license that we acquired in July 2000, and the settlement of a $250,000 note payable with Infraestructura Espacial, S.A de C.V. and Tomas Revesz, a former ATSI director. The debt forgiveness income was based on the difference between the market price of ATSI equity at the time of issuance and the market price calculated at the time of the settlement of the debt.

Interest expense. Interest expense increased by $49,000 or 48% from the year ended July 31, 2005 to the year ended July 31, 2006. The increase can be mainly attributed to the increase in interest expense of approximately $24,000 associated with the note payable and the accounts receivable credit facility with CSI Business Finance, Inc. During the year ended July 31, 2005 we did not incur any interest expense associated with the Note payable and the accounts receivable credit facility with CSI Business Finance, Inc.

Net income (loss) from continuing operations. Net income from continuing operations decreased by $11,112,000. The decrease in operating loss between periods is attributed to a decrease in gain on disposal of investment of approximately $12,104,000 and a decrease between periods of $442,000 in non-cash issuance of common stock and warrant expense for services and the decrease of $207,000 in non-cash stock based compensation expense to employees and the decrease between periods of $222,000 in legal and professional fees. The decrease in operating loss from continuing operations was slightly offset by the increase in gross profit margin of $480,000.

Net income from discontinued operations. During the year ended July 31, 2006 we recognized a gain on disposal of discontinued operations of $1,652,000. The gain on disposal of discontinued operations arose from the sale of ATSI’s ownership in ATSIMex Personal S.A de C.V. Under the share purchase agreement the buyer acquired the total ownership and assumed all related liabilities in this entity of $1,652,000 and as a result we recognized a gain of $1,652,000.

Preferred Stock Dividends. Preferred stock dividends expense increased by $320,000 between periods, from $639,000 for the year ended July 31, 2005 to $959,000 during the year ended July 31, 2006. The increase in preferred stock dividend expense can be attributed to the recognition of $1,371,000 of dividend expense associated with the Redeemable Preferred Series H Stock. The certificate of designation of the Redeemable Preferred Series H provides for a 50% premium after it has been held under the shareholders name for 2 years from the date of issuance.

Net income (loss) to common stockholders. During the year ended July 31, 2006 we recognized $12,000 in net loss to common stockholders. This represented a decrease of $9,780,000 from the year ended July 31, 2005. The decrease in net income to common stockholders is primarily due to the decrease in gain on disposal of investment of approximately $12,104,000. The decrease in gain on disposal of investment was slightly offset by the recognition of $1,652,000 from the gain on disposal of discontinued operations associated with to the sale of ATSIMex Personal S.A de C.V.

Liquidity and Capital Resources

Cash Position: Net cash consumed by operating activities in 2006 was approximately $304,000, compared to $561,000 during fiscal 2005. Net cash consumed by operating activities in 2006 was largely a result of an increase in accounts payable of $156,000 and accrued liabilities of $101,000. This increase was slightly offset by a gain on disposal of discontinued operations of $1,652,000, non-cash charges for depreciation of $93,000, stock and option-based compensation of $267,000 and issuance of common stock and warrants for services of $176,000.

Investing activities during the year ended July 31, 2006 consumed $4,000 associated with the acquisition of various computers and communications routers. Financing activities during the year ended July 31, 2006 generated $315,000 in cash. This cash was primarily generated from proceeds of an accounts receivable credit facility of $150,000 and cash proceeds from a note payable of $50,000 from CSI Business Finance, Inc. Additionally, we received $54,000 from the exercise of 366,666 warrants and we received $120,000 from a Note Payable entered into with a related party. These cash proceeds were offset by the $26,000 paid to Corporate Strategies, Inc. for the factoring and processing fees; $3,000 associated with the principal payments under the lease of certain equipment; and $30,000 associated with note payables principal payments. Overall, our net operating, investing and financing activities during the year ended July 31, 2006 provided an increase of $7,000 in cash. We had a cash balance of $36,000 as of July 31, 2006.

Our current cash expenses are expected to be approximately $70,000 per month, including wages, rent, utilities, litigation fees and corporate professional fees. We are currently generating sufficient cash from operations to cover all monthly cash expenses, but we cannot predict if, over the next twelve months, we will continue to generate sufficient cash from operations to cover all of our cash expenses. We intend to cover our initial monthly cash expenses with our available cash from operations and the factoring of our receivables. We expect to continue conserving cash resources by paying executive compensation, fees for certain consultants and professional services with shares of our common stock. Furthermore, we will continue to pursue additional debt and equity financings to increase our cash reserves. However, we presently do not have a definitive agreement in place to obtain such financing. Any additional debt or equity financing may not be available in sufficient amounts or on acceptable terms. If such financing is not available in sufficient amounts or on acceptable terms, the Company's operational results and financial condition may be adversely affected.

We are not presently paying quarterly interest and dividends on our outstanding convertible debentures. However, we have continued to accrue dividends and interest on such debentures. The increase in accrued liabilities related to the dividends and interest in arrears contributed approximately $1,640,500 in cash flow savings during the year ended July 31, 2006.

During the fourth quarter of fiscal 2006, in consultation with our legal counsel, we evaluated the liability for conversion and redemption of our Series D or Series E Preferred Stock. Based on our evaluation, we concluded that our obligation to the holders of the Series D and Series E Preferred Stock to convert or redeem such shares was barred by the applicable statute of limitations. Based on this assessment, we have reversed an aggregate of $850,000 in liabilities relating to accrued dividends and redemption obligations and reclassified $1,912,000 relating to the stated value from current liabilities to stock holders equity. Since the accrual for the redemption of the Series D and Series E Preferred Stock was based on management’s assessment of potential liabilities based on the available facts at the time and applying management’s estimates of the possible outcomes of claims for redemption by the holders of the Preferred Stock, the adjustment to reverse the full redemption premium in the aggregate amount of $493,000 has been recorded in the current fiscal year as a change in accounting estimate pursuant to SFAS No. 154, Accounting for Changes and Error Corrections.

Further, the Series D and Series E Preferred Stock no longer contain attributes characteristic of debt instruments due to the nullification of the redemption and conversion features. Accordingly, these instruments have been reclassified to the equity section of the balance sheet.

ATSI has restated its 2006 and 2005 quarterly financial statements and the financial statements for the year ended July 31, 2005 from amounts previously reported. During the fourth quarter of fiscal 2006, in consultation with our legal counsel, we evaluated the liability for the provisions for liquidation preferences contained in our Series E Preferred Stock instruments. Based on our evaluation, we concluded that our obligation to the holders of the Series E Preferred Stock was incorrectly accounted for as dividends. Based on this assessment, we have reversed all accrued dividends in the aggregate amount of $340,000. The adjustments to reverse the accrued dividends in our Series E Preferred Stock has been recorded during the periods that it occurred and the accumulated impact of the adjustments are reflected in our current fiscal year financial statements in accordance with SFAS No. 154, Accounting for Changes and Error Corrections. See Note 15 to the consolidated financial statements. In all other material respects, the previously reported financial statements are unchanged.

Our working capital deficit was $2,800,000 as of July 31, 2006. This represents a decrease of approximately $2,745,000 from our working capital deficit at July 31, 2005. The decrease can primarily be attributed to the reclassification of our Series D and Series E Preferred Stock to the equity section of the balance sheet in the amount of $1,912,000; a $732,000 decrease resulting from the reversal of redemption and dividend obligations related to the Series D and Series E Preferred Stock; a $1,152,000 decrease in liabilities from discontinued operations due to the sale of the operation; an increase of $451,000 in accounts receivable associated with increased revenues; a corresponding increase in accounts payable of $109,000 for increased cost of sales; an increase of $1,356,000 in accrued expenses associated with the accrual of dividends for Series A and H Redeemable preferred stock; and increased short-term borrowings of $290,000.

Ongoing operations

We generated sufficient income from operations to cover our operating expenses during the 4th quarter ended July 31, 2006. However, we believe that based on our limited access to capital resources and our current cash balances, financial resources may not be available to support our ongoing operations for the next twelve months. These matters raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to continue generating sufficient income from operations to cover our operating expense and our ability to obtain capital resources to support expansion.

During the year ended July 31, 2006, we received $150,000 from an accounts receivable credit facility, and $50,000 from a Note Payable with CSI Business Finance, Inc.; $120,000 from a Note Payable with a related party and $54,000 from the exercise of warrants. These funds, along with funds generated from sales, allowed us to cover our operating expenses and other corporate expenses during the year ended July 31, 2006. Additionally, on February 20, 2006 we entered into a factoring agreement with CSI Business Finance, Inc. Under the agreement, CSI Business committed to purchase up to $400,000 of ATSI’s monthly receivables. As our ongoing operations require, we will factor our receivables under this new agreement. As of date of this filing, we did not have any outstanding factored receivables under this agreement.

We will continue to pursue cost cutting or expense deferral strategies in order to conserve working capital. These strategies will limit the implementation of our business plan and increase our future liabilities. We are dependent on our operations and the proceeds from future debt or equity investments to fully implement our business plan. If we are unable to continue producing positive cash flow from operations or raise sufficient capital, we will be required to delay or forego some portion of our business plan, which will have a material adverse effect on our anticipated results from operations and our financial condition. Alternatively, we may seek interim financing in the form of private placement of debt or equity securities. Such interim financing may not be available in the amounts or at the time when it is required.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of ATSI Communications, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm	28
Consolidated Balance Sheet for the Years Ended July 31, 2006 and 2005	29
Consolidated Statements of Operations for the Years Ended July 31, 2006 and 2005	30
Consolidated Statements of Comprehensive Income (loss) for
the Years Ended July 31, 2006 and 2005	31
Consolidated Statement of Changes in Stockholders’ Deficit for
the Years Ended July 31, 2006 and 2005	32
Consolidated Statements of Cash Flows for the Years Ended July 31, 2006 and 2005	33
Notes to Consolidated Financial Statements	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ATSI Communications, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of ATSI Communications, Inc. and subsidiaries (“ATSI”) as of July 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of ATSI’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATSI as of July 31, 2006 and 2005 and the consolidated results of their operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 15, the financial statements for 2005 have been restated.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

September 13, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 31,	July 31,
	2006	2005
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36	$29
Accounts receivable	621	170
Prepaid & other current assets	33	44
Total current assets	690	243

PROPERTY AND EQUIPMENT	284	228
Less - accumulated depreciation	(182)	(90)
Net property and equipment	102	138

Total assets	$792	$381

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$676	$567
Accounts payable, related parties	42	42
Line of credit, CSI Business Finance	150	-
Accrued liabilities	2,389	1,033
Current portion of obligation under capital leases	3	3
Notes payable	50	-
Notes payable, related party	106	16
Notes payable, Franklin, Cardwell & Jones	-	77
Convertible debentures	74	234
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and outstanding	-	1,182
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,170 shares issued and outstanding	-	1,462
Derivative financial instrument liabilities	-	24
Liabilities from discontinued operations, net of assets	-	1,152
Total current liabilities	3,490	5,792

LONG-TERM LIABILITIES:
Notes payable	500	500
Convertible debentures	234	-
Obligation under capital leases, less current portion	6	9
Other	4	8
Total long-term liabilities	744	517

Total liabilities	4,234	6,309

STOCKHOLDERS' DEFICIT:
Series A Cumulative Convertible Preferred Stock, $0.001, 50,000 shares authorized, 2,750 shares
issued and outstanding	-	-
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and outstanding	1	-
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,170 shares issued and outstanding	1	-
Series H Convertible Preferred Stock, $0.001, 16,000,000 shares authorized, 11,802,353 and 13,912,372 shares
issued and outstanding, respectively	12	14
Common stock, $0.001 par value, 150,000,000 shares authorized, 16,444,768 and 10,397,222 shares
issued and outstanding, respectively	16	10
Additional paid in capital	68,775	66,741
Accumulated deficit	(72,248)	(73,195)
Other comprehensive income	1	502
Total stockholders' deficit	(3,442)	(5,928)
Total liabilities and stockholders' deficit	$792	$381

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended July 31,
	2006	2005
OPERATING REVENUES:		(Restated)
Carrier services	$14,674	$5,782
Network services	22	229
Total operating revenues	14,696	6,011

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	13,869	5,664
Selling, general and administrative expense (exclusive of legal and professional fees,
non-cash stock compensation to employees and warrants for services, shown below)	695	517
Legal and professional fees	195	417
Non-cash issuance of common stock and warrants for services	176	618
Non-cash stock-based compensation, employees	267	474
Bad debt expense	-	4
Depreciation and amortization expense	92	112
Total operating expenses	15,294	7,806

OPERATING (LOSS)	(598)	(1,795)

OTHER INCOME (EXPENSE):
Other income	-	27
Gain on disposal of investment	-	12,104
Loss on derivative instrument liabilities	(6)	(287)
Debt forgiveness income	50	460
Interest expense	(151)	(102)
Total other income (expense), net	(107)	12,202

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(705)	10,407

DISCONTINUED OPERATIONS (see Note 7)
Gain on disposal of discontinued operations	1,652	-
NET INCOME FROM DISCONTINUED OPERATIONS	1,652	-

NET INCOME	$947	$10,407
LESS: PREFERRED DIVIDEND	(959)	(639)

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$(12)	$9,768

BASIC INCOME (LOSS) PER SHARE:
From continuing operations	(0.12)	1.37
From discontinued operations	0.12	-
Total	(0.00)	1.37

DILUTED INCOME (LOSS) PER SHARE
From continuing operations	(0.12)	0.42
From discontinued operations	0.12	-
Total	0.00	0.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,516,342	7,128,847
DILUTED COMMON SHARES OUTSTANDING	13,516,342	24,856,501

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Years ended July 31,
	2006	2005
		(Restated)
Net income (loss) to common stockholders	$(12)	$9,768

Foreign currency translation adjustment	(501)	-

Comprehensive income (loss) to common stockholders	$(513)	$9,768

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
( in thousands)

	Preferred Stock (A)		Preferred Stock (D)		Preferred Stock (E)		Preferred Stock (H)		Common Stock			Accumulated	Other Comp.	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	A-P-I-C	Deficit	Income/Loss	(Deficit)
BALANCE, JULY 31, 2004	4	0	-	-	-	-	14,386	14	2,919	$3	$62,723	$(83,602)	$502	$(20,360)
Shares issued for services									1,417	1	606			607
Shares issued to Purchase Assets									119	1	68			69
Shares issued for P/S Conversion			-		-		(474)		474	0	0			-
Shares issued for Debt Conversion									1,188	1	944			945
Exercise of Warrants									4,280	4	914			918
Warrant expense											445			445
Derivative instrument (income) expense											1,638			1,638
Dividends declared											(639)			(639)
Option Expense											42			42
Net income												10,407		10,407
BALANCE, JULY 31, 2005 (Restated)	4	0	-	-	-	-	13,912	14	10,397	$10	$66,741	$(73,195)	$502	(5,928)
Shares issued for services	-		-		-		-		549	1	127	-	-	128
Shares issued to purchase assets	-		-		-		-		180	-	58	-	-	58
Shares issued for P/S conversion	(1)		-		-		(2,310)	($2)	2,960	3	167	-	-	168
Shares issued for debt conversion	-		-		-		200		866	1	255	-	-	256
Reclass of Series D from debt	-		1	1	-						741			742
Reclass of Series E from debt	-		-		1	1					1,169			1,170
Exercise of warrants	-		-		-		-		367	-	54	-	-	54
Warrant expense	-		-		-		-		-		48	-	-	48
Preferred stock dividend	-		-		-		-		-		(959)	-	-	(959)
Shares issued for services, employees	-		-		-		-		1,125	1	179	-	-	180
Derivative instruments (income) expense	-		-		-		-		-		82	-	-	82
Beneficial conversion feature	-		-		-		-		-		26	-	-	26
Options expense - 123R	-		-		-		-		-		87	-	-	87
Other comp. income/loss	-		-		-		-		-		-	-	(501)	(501)
Net loss	-		-		-		-		-		-	947	-	947
BALANCE, JULY 31, 2006	3	0	1	$1	1	$1	11,802	$12	16,444	$16	$68,775	$(72,248)	$1	$(3,442)

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Years ended July 31,
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$947	$10,407
Adjustments to reconcile net loss to cash used in operating activities:
Gain in disposal of investment	(1,652)	(12,104)
Debt forgiveness income	-	(460)
Depreciation and amortization	92	112
Issuance of stock grants and options, employees for services	267	474
Issuance of common stock and warrants for services	176	618
Provisions for losses on accounts receivables	-	4
Loss on derivative instrument liabilities	6	287
Changes in operating assets and liabilities:
Accounts receivable	(451)	(125)
Prepaid expenses and other	10	(18)
Accounts payable	101	79
Accounts payable - related parties	43	-
Accrued liabilities	156	165
Net cash used in operating activities	(304)	(561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(4)	(8)
Acquisition of business	-	(8)
Net cash used in investing activities	(4)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	120	-
Payments on notes payable, related party	(30)	-
Proceeds from notes payable	50	918
Payments on notes payable	-	(918)
Proceeds from line of credit, net	124	-
Proceeds from the exercise of warrants	54	514
Principal payments on capital lease obligation	(3)	(2)
Net cash provided by financing activities	315	512

INCREASE (DECREASE) IN CASH	7	(65)
CASH AND CASH EQUIVALENTS, beginning of period	29	94

CASH AND CASH EQUIVALENTS, end of period	$36	$29

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$24	$-
Cash paid for income tax	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$256	$944
Issuance of common stock for purchase of fixed & intangible assets	58	82
Fair value of the derivative instrument	-	26
Conversion of preferred stock to common stock	167	206
Beneficial conversion feature on convertible notes	26	-
Fair value of derivatives transferred to equity	82	1,638
Reclass preferred stock to equity	1,912	-
Preferred stock dividend	956	639

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. ATSI Communications, Inc. (“ATSI”) was incorporated in Nevada on May 24, 2004. ATSI is an international telecommunications carrier that utilizes the Internet to provide economical international communication services to carriers and telephony resellers around the world. ATSI’s continuing operations consist of VoIP carrier services, network services, and retail communication services. ATSI’s primary business consists of providing VoIP communication services to U.S. and foreign telecommunications companies that lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America.

Principles of Consolidation. The consolidated financial statements have been prepared on the accrual basis of accounting under accounting principles generally accepted in the United States (GAAP). All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications. Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Restatement. The financial statements for the year ended July 31, 2005 have been restated. See Note 15.

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

Revenue Recognition. ATSI derives revenue from Carrier Services, Network Services, and Communication Services. Revenue is recognized when persuasive evidence of an arrangement exists, service or network capacity has been provided, the price is fixed or determinable, collectibility is reasonably assured and there are no significant obligations remaining. Management currently groups Communication Services revenue with Carrier Services revenue.

Carrier Service: ATSI provides VoIP communication services to U.S. and foreign telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically these telecommunications companies offer their services to the public for domestic and international long distance services. Carrier service revenue is derived through transporting and terminating minutes of telecommunications traffic over ATSI’s owned or leased VoIP network (Voice over Internet Protocol). ATSI recognizes revenue in the period the service is provided, net of revenue reserves for potential billing credits. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call.

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

Direct Cost of Revenue:

Carrier Services: Under carrier services, ATSI incurs termination charges. These charges are related to the fees that ATSI is charged by carriers/vendors for the termination of phone calls into their infrastructure and network to terminate traffic in Mexico, Asia, the Middle East and Latin America. The cost is based on a per minute rate and volume. ATSI also incurs installation charges from various carriers; this cost is passed on to customers for the connection to the VoIP network from ATSI’s carriers.

Network Services: Under network services, ATSI incurs Internet, co-location, and fiber optic charges. The Internet and fiber optic charges are incurred as part of the connection links between the customer’s different remote locations and sites to transmit data, voice and Internet services. Co-location charges are incurred for space utilized to install gateways, servers, and other communications equipment.

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

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. There was no allowance for doubtful accounts as of July 31, 2006 and July 31, 2005.

Investment in unconsolidated subsidiary. On May 22, 2003 ATSI sold 51% of its interest in ATSI Comunicaciones S.A de C.V., (ATSICOM) As of July 31, 2006, ATSI has a 49% interest in the profits and equity of ATSICOM, a Mexican Corporation engaged in providing telecommunications services. During fiscal 2003, ATSI recorded the investment in the unconsolidated subsidiary in conformity with the equity method of accounting. During the year ended July 31, 2004, ATSI determined that the estimated future cash flows expected from the concession license were less than its carrying value. As a result ATSI recorded an impairment loss of approximately $702,000 to reduce the recorded value of the concession license to zero. Although there is no assurance of future value appreciation, from time to time ATSI will conduct a valuation of its investment in the concession license and record the determined value, if any, in its financial statements.

Property and equipment. Property and equipment is recorded at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are one to five years.

Impairment of Long-Lived Assets. ATSI reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the value of an asset may no longer be appropriate. ATSI assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. There are no derivative instrument liabilities as of July 31, 2006.

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

Stock based compensation. Effective February 1, 2006, ATSI began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to February 1, 2006, ATSI had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25;“Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. ATSI adopted the modified prospective transition method as permitted under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this modified prospective transition method, compensation cost associated with stock options recognized during fiscal 2006 includes the amortization related to the remaining service period of all stock option awards granted prior to February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The following table illustrates the effect on net loss and net loss per share if ATSI had applied the fair value provisions of FASB Statement No. 123R, to stock-based employee compensation:
		Twelve months ended July 31,
		2006	2005

Net income (loss) to common
shareholders, as reported		($12,000)	$9,768,000
Add:	stock based compensation determined
	under intrinsic value based method	-	42,080
Less: stock based compensation determined
	under fair value based method	(23,590)	(1,000,493)

	Pro forma net income (loss) to common stockholders	($35,590)	$8,809,587

Basic net income (loss) per common share:
	As reported	($0.00)	$1.37
	Pro forma	($0.00)	$1.24

Diluted net income (loss) per common share:
	As reported	$0.00	$0.42
	Pro forma	$0.00	$0.38

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended July 31,

	2006	2005
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	50%	50%
Risk-free interest rate	4.39%	3.5%
Expected life of options	10 years	3 years

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

Recently issued accounting pronouncements. ATSI does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on ATSI’s results of operations, financial position or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ATSI incurred net income (loss) from operations of ($705,000) and $10,407,000 in fiscal 2006 and 2005, respectively, has an accumulated deficit of $72 million and a working capital deficit of $2,800,000 as of July 31, 2006. These conditions create substantial doubt as to ATSI’s ability to continue as a going concern. Management plans to continue to improve its financial position through the growth of its operations subject to its capital limitations. Management will also continue to pursue financings that may include raising additional capital through the issuance of debt and sales of common stock, preferred stock, or warrants. The financial statements do not include any adjustments that might be necessary if ATSI is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Following is a summary of ATSI’s property and equipment at July 31, 2006 (in thousands):

	Depreciable lives	2006	2005
Telecom equipment & software	1-5 years	$284	$228
Less: accumulated depreciation		(182)	(90)
Net-property and equipment		$102	$138

For the years ended July 31, 2006 and 2005, depreciation and amortization totaled approximately $92,000 and $112,000, respectively.

NOTE 4 - SETTLEMENT OF NOTE RECEIVABLE

On October 31, 2005, ATSI Communications, Inc. and Telemarketing de Mexico S.A de C.V. reached a “Confidential Settlement Agreement and Mutual Release”. Under the settlement agreement the parties agreed to release all claims and liabilities between the parties. ATSI agreed to release Telemarketing de Mexico S.A de C.V. of a note receivable with a balance $598,000. ATSI previously recognized an allowance for this receivable and the balance reflected in our balance sheet was zero. No additional gain or loss was recognized upon settlement. Additionally, as part of the settlement ATSI agreed to release 10% of ATSI Communicaciones S.A de C.V. total outstanding common stock that was held as collateral on the note receivable.

NOTE 5 - DEBT

On November 4, 2005 ATSI entered into a $150,000 credit facility agreement with CSI Business Finance, Inc. Under the agreement, ATSI borrowed $150,000 bearing interest at 18% per annum and maturing November 4, 2006. The credit facility is secured by ATSI’s accounts receivables. In connection with the transaction ATSI paid an application, legal and documentation fee of $6,000 and a brokerage fee of $20,000 to Corporate Strategies, Inc.

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

On February 20, 2006, ATSI entered into a factoring agreement with CSI Business Finance, Inc. Under the agreement, CSI Business committed to purchase up to $400,000 of ATSI’s accounts receivables. The factoring agreement is for an indefinite period of time, the factor or ATSI can terminate this agreement at its sole discretion at any time without cause. The factoring rate ranges from 1.25%-2.25% per factored amount. The accounts receivable factoring agreement is secured by ATSI’s accounts receivables. As of the date of this filing ATSI did not have any outstanding factored receivables under this agreement.

On November 1, 2004, ATSI entered into a promissory note payable with Franklin, Cardwell & Jones, PC, for $103,454 associated with legal and professional services previously rendered. The note payable had a maturity date of December 1, 2005 and an annual interest rate of 6%. On December 1, 2005 Franklin, Cardwell & Jones agreed to extend the maturity date on this note until December 1, 2006.

Under the terms of the note, the holder, at any time after November 1, 2005, can convert all or any part of the outstanding balance and accrued and unpaid interest to shares of ATSI’s common stock equal to the amount converted divided by the product of (a) 0.90 times (b) the five-day average of the last sales of the common stock prior to the conversion day. This conversion feature was determined to be an embedded derivative and, accordingly, the embedded derivative portion of the value of the note was attributed to the conversion feature.

On November 1, 2005, the holder of the note elected to convert $13,454 of the principal balance and $6,207 of the accrued interest into 66,603 common shares of ATSI. Furthermore, on January 6, 2006, the holder elected to convert $20,000 of the principal balance and $1,632 of accrued interest into 98,328 common shares of ATSI stock. On April 1, 2006, the holder elected to convert the remaining principal balance of $70,000 and $1,950 of accrued interest into 278,444 shares of ATSI stock. Accordingly, the embedded derivative liability at July 31, 2006, is zero. A corresponding gain on derivative instrument liabilities of $10,219 is reflected in the statement of operations for the year ended July 31, 2006.

In May 2006, ATSI entered into a short-term note payable with Fiesta Communications, Inc. (“Fiesta”) in the amount of $120,000 as part of a joint management and marketing agreement. ATSI’s CEO and President, Arthur L Smith, is a shareholder of Fiesta. This note payable matured on October 5, 2006 and accrues interest at the rate of 8% annually. This note payable provided for payment of principal and accrued interest at maturity.

NOTE 6 - CONVERTIBLE SUBORDINATED DEBENTURES

On June 1, 2006, ATSI restructured it’s 9% Convertible Subordinated Debentures (“Original 9% debentures”) by issuing 416 9% Convertible Subordinated Debentures (“New Debentures”) with a face value of $1,000 each, due June 2011. The New Debentures were issued in exchange for all of the Original 9% Debentures in the aggregate principal amount of $275,000 and $141,000 of accrued interest through June 2006. Each New Debenture accrues interest at the rate of 9% per annum payable annually. The debentures and any accrued interest are subject to an election to convert into common stock by either ATSI or the holders at the higher of (a) $0.27 per share or (b) the average closing price of ATSI’s common stock for the 10 days immediately preceding the date of conversion. The maximum common shares that can be issued upon conversion of the debentures are 1,540,741 common shares. On June 1, 2006, ATSI issued 261,635 restricted common shares as an initial payment on the debenture of $83,200. Additionally, as of July 31, 2006, ATSI had approximately $5,000 in accrued interest associated with these debentures.

Based on the guidance in SFAS 133 and EITF 00-19, ATSI concluded that these instruments were not required to be accounted for as derivatives. Since ATSI, met the requirements for (a) having sufficient authorized shares available upon conversion and (b) an explicit limit on the number of shares required to be issued upon conversion. ATSI will continuously evaluate these requirements every quarter to confirm if the requirements are met under EITF 00-19.

The proceeds from the debentures have been discounted by $26,000 to reflect a beneficial conversion feature derived from the difference between the conversion price and the market price at the time of issuance. The discount will be amortized over the life of the debentures using the effective interest method. A summary of the debentures is as follows:

Principal balance from old debentures:	$275,000

Add:Re-financed accrued interest	141,000
Total new debentures:	$416,000
Less:Re-payments by issuance of stock	(83,200)
Less:beneficial conversion feature	(26,000)
Add: amortization of discounts	770

Carrying amount of debentures at July 31, 2006	$307,570

NOTE 7 - GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS

During the year ended July 31, 2006, ATSI recognized a gain on disposal of discontinued operations of $1,652,000. The gain on disposal of discontinued operations was associated with the sale in October 2005 of ATSI’s Mexican subsidiary, ATSIMex Personal S.A de C.V. This entity discontinued all operations in May 2003. The total liabilities of this entity, net of assets, were approximately $1,652,000 and were assumed by the purchaser.

NOTE 8 - DERIVATIVES

ATSI evaluates the application of SFAS 133 and EITF 00-19 for all of its financial instruments and identified the following financial instruments as derivatives during fiscal 2006 and 2005:

1)	Note Payable, Franklin, Cardwell and Jones
2)	“Old” 9% Convertible Debentures; Warrants to purchase common stock associated with the 2003 Debentures the ("2003 Debenture Warrants");
3)	Warrants to purchase common stock in connection with consulting agreements with two individuals (“Consulting Warrants”)

Based on the guidance in SFAS 133 and EITF 00-19, we concluded that all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 required ATSI to bifurcate and separately account for the conversion features of the Note Payable to Franklin, Cardwell & Jones, the 9% Convertible Debentures and warrants issued to consultants as embedded derivatives.

Pursuant to SFAS 133, ATSI bifurcated the conversion feature from the Note Payable to Franklin, Cardwell & Jones, because the conversion price was not fixed and was not convertible into a fixed number of shares. Accordingly, the embedded derivative was required to be bifurcated and accounted for separately.

In addition, ATSI bifurcated the conversion feature from the Original 9% Convertible Debenture and the associated warrants, since the conversion price was not fixed and was not convertible into a fixed number of shares.

Furthermore, ATSI concluded that the exercise price and the number of shares to be issued under the “Consulting Warrants” to two individuals are fixed. However, since the Original 9% Convertible Debenture were issued prior to these warrants and these debentures might result in issuing an indeterminate number of shares, it could not be concluded that the Company had a sufficient number of authorized shares to settle these warrants. As such, the warrants were accounted for as derivative instrument liabilities. ATSI is required to record the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability.”

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of July 31, 2006 and 2005 is as follows:

	Embedded derivative liability balance		Net change
	2006	2005	in value
Note Payable, Franklin, Cardwell & Jones	$-	$18,851	$(18,851)
9% Convertible Debenture & Warrants	-	-	-
Consulting Warrants	-	5,353	(5,353)
Total:	$-	$24,204	$(24,204)

And the impact on statements of operations as of the year July 31, 2006 and July 31, 2005 is as follows:

Gain (loss) on embedded derivative liabilities:	Twelve months ended July 31,
	2006	2005
Note Payable, Franklin Cardwell and Jones	$10,219	$7,430
9% Convertible Debenture & warrants	-	10,487
Consulting warrants	(16,186)	(305,135)
Total gain (loss) on embedded derivative liabilities:	$(5,967)	$(287,218)

During fiscal 2006, Franklin, Cardwell and Jones converted its note payable to common stock and the Original 9% Debentures were restructured. The features that previously required bifurcation and valuation of the embedded derivatives were eliminated either through conversion or restructuring. Accordingly, ATSI evaluated its derivative liabilities at the date such features no longer were effective and recognized the gain/loss on embedded derivatives at such date. Upon determination that ATSI had no further derivative liabilities, the balance of the derivative liability was recorded to Additional Paid in Capital in accordance with EITF 06-07.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases:

ATSI leases its office space with monthly payments of $4,085; the lease expires in November 2011. The annual rent expense under the operating lease was $41,420 and $45,442 for 2005 and 2006, respectively. The future minimum lease payments under the operating lease are as follows:

FY2007	$43,486
FY2008	$47,439
FY2009	$48,199
FY2010	$49,100
FY2011	$49,250

Litigation:

On October 31, 2002, ATSI filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of its Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On July 9, 2004, ATSI filed a separate but related lawsuit in the same court against Sam Levinson and Uri Wolfson. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint in the first action as to all defendants with prejudice. A judgment was entered in that action on September 8, 2005. ATSI appealed that judgment on September 20, 2005 to the United States Court of Appeals for the Second Circuit. On April 27, 2005, the court entered a final judgment dismissing the second action with prejudice based on the February 25, 2005 decision in the first action. On May 25, 2005, ATSI appealed the dismissal of the second action to the United States Court of Appeals for the Second Circuit. The defendants' briefs were filed in both appeals on March 29, 2006, and our reply briefs were filed on May 12, 2006. Oral arguments have been scheduled for November 29, 2006. Currently ATSI cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

On June 16, 2005, ATSI Communications, Inc. filed an arbitration claim against Ntera Holdings, Inc. involving a dispute in the range of approximately $100,000 and attorney's fees for which Ntera counterclaimed. As part of a settlement agreement, Ntera agreed to a lesser balance it alleged had been owed, after which ATSI provided Ntera approximately $78,000 in VoIP termination services over a 90-day period from June 10, 2006 through September 10, 2006 to fully discharge the alleged indebtedness. ATSI successfully met its commitment under the settlement agreement. The arbitration was dismissed in October 2006, following the execution and performance of the settlement agreement.

In October 2005, Richard Beckenforf filed a lawsuit in Travis County, Texas against ATSI asserting indebtedness allegedly owed to him, principally for unpaid fees and un-reimbursed expenses during such time he was a director of ATSI. Such claims were for approximately $96,000 plus attorney’s fees. This claim was settled on March 21, 2006 for $1,500 and issuance of ATSI stock valued at approximately $46,000 over a period of 6 months. As of September 15, 2006, the lawsuit against ATSI has been dismissed and ATSI has successfully met its commitment under the settlement agreement.

On April 13, 2006 ATSI filed suit in Bexar County, Texas and obtained injunctive relief against former ATSI consultants Diane Huth and John Highland associated with a dispute relating to a claim for rightful ownership of the trade name "Telefamilia," which Defendants had undertaken to trademark for their own purposes. Defendants have filed an answer denying any liability. Temporary injunctive relief was granted preserving ATSI's claims to such trade name. Currently, the suit is pending and no depositions have been taken and no trial date has been set. Currently ATSI cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

ATSI may become a party to future claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on our results of operations in the period in which it occurred.

NOTE 10 - EQUITY

Common Stock

During fiscal 2006, ATSI issued 549,456 shares of common stock valued at $127,352 for legal and consulting services rendered during the year by various individuals.

On October 10, 2005, ATSI issued 180,272 shares of common stock valued at $57,687 to upgrade its NexTone Soft Switch machine.

During the year ended July 31, 2006, ATSI issued 2,959,731 common shares associated with the conversion of 2,309,880 shares of Series H Convertible Preferred Stock and 1,000 shares of Series A Preferred Stock.

During the year ended July 31, 2006, ATSI issued 366,666 shares of common stock related to the exercise of warrants and received proceeds of $54,184.

During fiscal 2006, ATSI issued 518,755 shares of its common stock to several creditors to repay its outstanding loans. The shares were recorded as expense at their fair value of $148,614.

During fiscal 2006, ATSI issued 85,996 shares of its common stock to Richard Benkendorf as a payment of $22,842 associated with the settlement agreement between ATSI and Mr. Benkendorf.

On July 31, 2006, ATSI issued 261,635 shares of common stock valued at $83,200 for a payment on the “New Debentures” dated June 1, 2006. .

During the year ended July 31, 2006, ATSI issued 1,125,000 shares of common stock to its employees and directors. ATSI recorded compensation expense of $180,000 in its statement of operations for the aggregate market value of the stock at the date of issuance.

No dividends were declared on ATSI’s common stock during fiscal 2006 and 2005.

Preferred Stock

The terms of ATSI’s Series A, Series D, Series E and Series H preferred stock restrict ATSI from declaring and paying dividends on ATSI’s common stock until such time as all outstanding dividends have been fulfilled related to the preferred stock. The outstanding Series A, Series D, Series E and Series H preferred stock have liquidation preference prior to common stock and ratably with each other. No dividends were declared on ATSI’s preferred stock during fiscal 2006 and 2005.

Series A Preferred Stock

During fiscal 2006, ATSI issued 31,243 common shares associated with the conversion of 1,000 shares of Series A Convertible Preferred Stock. As of July 31, 2006, 2,750 shares of Series A Preferred Stock remain outstanding. Additionally, as of July 31, 2006, ATSI has accrued approximately $215,000 for dividends associated with the Series A Convertible Preferred Stock.

The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) trading days preceding the Date of Closing (the “Initial Conversion Price”). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. As these conversion features were considered a “beneficial conversion feature” to the holder, ATSI allocated approximately $3.6 million of the approximately $5.0 million in proceeds to additional paid-in capital as a discount that has been fully amortized in prior periods. The Series A Preferred Stock is callable and redeemable by ATSI at 100% of its face value, plus any accumulated, unpaid dividends at ATSI’s option any time after the Common Stock of ATSI has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days.

Series D Preferred Stock

The Series D Preferred Stock accrues cumulative dividends at the rate of 6% per annum payable quarterly. As of July 31, 2006, 742 shares of Series D Preferred Stock remain outstanding, for which ATSI accrued approximately $285,000 for dividends. Additionally, on January 24, 2003 ATSI received a demand redemption letter from the Series D Preferred holders. ATSI has not issued these shares; it is the position of ATSI that the investor’s shares are not owed. Further ATSI has filed a lawsuit against one or more parties to whom the investors share are allegedly owed. ATSI is seeking damages from the parties involved for stock manipulation and fraud. ATSI believes that the holders of the Series D Preferred Stock can no longer enforce the conversion or redemption features of the Preferred Stock instruments due to, among other things, the expiration of the applicable statute of limitations. Accordingly, ATSI recorded a reduction in the accrued redemption obligation in the amount of $199,887 and a corresponding increase in additional paid-in capital. ATSI recorded this amount in the current period to reflect a change in accounting estimate.

Series E Preferred Stock

As of July 31, 2006, 1,170 shares of Series E Preferred Stock remain outstanding.

The Series E Preferred Stock contain certain conversion and redemption features which provide that (1) they may be converted into Common Stock for up to three years at the lesser of a) the market price - defined as the average of the closing bid price for the five lowest of the ten trading days prior to conversion or b) the fixed conversion price - defined as 120% of the lesser of the average closing bid price for the ten days prior to closing or the October 12, 2000 closing bid price and (2) allow for mandatory redemption by the holder upon certain conditions.

The Series E Preferred Stock allows the holder to elect redemption at $1,250 per share plus 6% per annum if: 1) ATSI refuses conversion notice, 2) an effective registration statement was not obtained by prior to March 11, 2001, 3) bankruptcy proceedings are initiated against ATSI, 4) The Secretaría de Comunicaciones y Transportes of the SCT limits or terminates the scope of the concession or, 5) if ATSI fails to maintain a listing on NASDAQ, NYSE or AMEX. ATSI believes that the holders of the Series E Preferred Stock can no longer enforce the conversion or redemption features of the Preferred Stock instruments due to, among other things, the expiration of the applicable statute of limitations. Accordingly, ATSI recorded a reduction in the accrued redemption obligation in the amount of $292,500 and a corresponding increase in additional paid -in capital. ATSI recorded this amount in the current period to reflect a change in accounting estimate.

Series H Preferred Stock

During fiscal 2006, 2,309,880 shares of Series H Convertible Preferred Stock were converted to 2,928,488 shares of common stock. As of July 31, 2006, 11,802,353 shares of Series H Convertible Preferred Stock remained outstanding and accrued dividends of $1,743,000.

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

NOTE 11 - WARRANTS AND STOCK OPTIONS

On January 1, 2006, ATSI entered into consulting agreements for 90 days with NetComm Services Corp. The consulting agreement automatically renews every 90 days unless either party notifies the other of the intent to cancel within 15 days prior to the renewal period. As of July 31, 2006, the consulting agreement has automatically renewed and is still effective. The consulting agreement with NetComm Services Corp. provided for the issuance of compensation warrants to purchase a total of 150,000 shares of ATSI’s common stock at price per warrant of $0.23. These warrants expire on January 1, 2009. At issuance, ATSI recognized $29,477 of non-cash compensation expense associated with the issuance of these warrants.

In June 2004, ATSI adopted the “2004 Stock Compensation Plan”. The “2004 Stock Compensation Plan” authorizes the grant of up to 7.5 million of warrants, stock options, restricted common stock, non-restricted common stock and other awards, or a combination, to employees, directors, consultants and certain other persons. The “2004 Stock Compensation Plan” is intended to permit ATSI to retain and attract qualified individuals who will contribute to ATSI’s overall success of ATSI. The exercise price of all of the warrants, stock options, restricted common stock, non-restricted common stock and other awards will vary based on the market price of the shares of common stock as of the date of grant. The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest pursuant based in the individual security granted.

The following are the issuance of ATSI’s stock under the “2004 Stock Compensation Plan” during fiscal 2006.

•
During fiscal 2006, ATSI issued 635,452 shares of common stock valued at $150,194 for legal and consulting services rendered during the year by various individuals. The average exercise price of the common stock issued was $0.24 per share.

•
During fiscal 2006, ATSI issued 350,000 warrants to consultants for services rendered, the warrants exercise price range from $0.23 to $0.25 per share. During fiscal 2006 200,000 warrants were exercised at a price of $0.23 per share.

In September 2005, ATSI adopted the “2005 Stock Compensation Plan”. The “2005 Stock Compensation Plan” authorizes the grant of up to 7.5 million of warrants, stock options, restricted common stock, non-restricted common stock and other awards, or a combination, to employees, directors, and certain other persons. The “2005 Stock Compensation Plan” is intended to permit ATSI to retain and attract qualified individuals who will contribute to ATSI’s overall success of ATSI. The exercise price of all of the warrants, stock options, restricted common stock, non-restricted common stock and other awards will vary based on the market price of the shares of common stock as of the date of grant. The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest pursuant based in the individual security granted.

The following are the issuance of ATSI’s stock under the “2005 Stock Compensation Plan” during fiscal 2006.

•
During fiscal 2006, ATSI granted 2,450,000 options to purchase common stock to employees and members of the Board of Directors with an exercise price of $0.16 per share, the closing price of ATSI’s stock on the grant date, September 29, 2005. These options will vest over a period of three years. During the year ended July 31, 2006, ATSI recognized compensation expense of $53,930 associated with these options. Under the fair value option method, compensation expense for these options is $248,080 and will be amortized over the service period.

•
Additionally, during fiscal 2006, ATSI granted 1,904,000 options to purchase common stock to employees and members of the Board of Directors with an exercise price of $0.16 per share, the closing price of ATSI’s stock on the grant date, September 29, 2005. Seventy three percent of these options vested immediately and the remaining balances vest over three years. During the year ended July 31, 2006, ATSI recognized compensation expense of $33,377 associated with these options. Under the fair value option method, compensation expense for these options is $60,735 and will be amortized over the service period.

•
During fiscal 2006, ATSI issued 1,125,000 shares of common stock to its employees and directors. ATSI recorded compensation expense of $180,000 in its statement of operations for the aggregate market value of the stock at the date of issuance.

A summary of the status of ATSI’s “2004 and 2005 Stock Compensation Plans” for fiscal 2006 and 2005 are presented below:

	Years Ended July 31,
	2006		2005
		Weighted		Weighted
		Average		Average
2004 Stock Compensation Plan	Options	Exercise Price	Options	Exercise Price
Outstanding,
Beginning of year	2,104,000	$0.46	-	$-
Granted	-	-	3,004,000	0.46
Exercised	-	-	(900,000)	(0.46)
Forfeited	(2,104,000)	(0.46)	-	-
Outstanding, end of year	-	$-	2,104,000	$0.46
Options exercisable at end of year	-	$-	1,328,000	$0.46
Weighted average fair value of options granted during the year		$-		$0.46

	Years Ended July 31,
	2006		2005
		Weighted		Weighted
		Average		Average
2004 Stock Compensation Plan (WARRANTS)	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding,
Beginning of year	303,140	$0.25	3,333,426	$0.25
Granted	350,000	0.23	2,183,500	0.32
Exercised	(366,666)	0.24	(4,280,286)	0.21
Forfeited	(136,474)	0.25	(933,500)	0.56
Outstanding, end of year	150,000	$0.23	303,140	$0.25
Warrants exercisable at end of year	150,000	$0.23	303,140	$0.25
Weighted average fair value of warrants granted during the year		$0.23		$0.32

	Years Ended July 31,
	2006		2005
		Weighted		Weighted
		Average		Average
2005 Stock Compensation Plan	Options	Exercise Price	Options	Exercise Price
Outstanding,
Beginning of year	-	$-	-	$-
Granted	4,354,000	0.16	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, end of year	4,354,000	$0.16	-	$-
Options exercisable at end of year	1,440,000	$0.16	-	$-
Weighted average fair value of options granted during the year		$0.16		$-
		$-		$-

The following table summarizes information about stock options and warrants outstanding for all plans at July 31, 2006:

	Options and Warrants Outstanding			Options and Warrants Exercisable
			Weighted Average
	Number	Weighted Avg.	Remaining	Number	Weighted Avg.
Exercise Price	Outstanding	Exercise Price	Contractual Life (Years)	Exercisable	Exercise Price
Options
$0.16	4,354,000	$0.16	9	1,440,000	$0.16
Warrants
$0.23	150,000	$0.23	1	150,000	$0.23

NOTE 12 - INCOME TAXES

Deferred tax assets are comprised of the following as of July 31, 2006 and 2005:

	2006	2005
		(Restated)
Net operating loss carry-forward	$11,660,000	$11,500,000
Valuation allowance	(11,660,000)	(11,500,000)
Total deferred tax asset	$-	$-

ATSI conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and ATSI’s liquidity and equity positions. As of July 31, 2006, ATSI has determined that a valuation allowance is necessary for the entire amount of deferred tax assets.

At July 31, 2006, ATSI had net operating loss carry-forwards related to U.S. operations of approximately $12 million with expiration dates ranging from 2009 through 2026.

NOTE 13 - EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share has been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding convertible preferred shares, warrants and stock options, unless their effect is anti-dilutive. Earnings (loss) per common share has been computed as follows:

	Year ended July 31,
	2006	2005
	(In thousands, except share information)
Net income (loss) to be used to compute income
(loss) per share:
Net income (loss)	$947	$10,407
Less preferred dividends	(959)	(639)

Net income (loss) attributable to common
Shareholders - Basic	(12)	9,768
Add back preferred dividends	959	639

Net income (loss) attributable to common
shareholders -Diluted	$947	$10,407

Weighted average number of shares:
Weighted average common shares outstanding	13,516,342	7,128,847
Effect of conversion of preferred shares	—	17,100,845
Effect of warrants and options	—	626,809

Weighted average common shares outstanding
assuming dilution	13,516,342	24,856,501

Basic income (loss) per common share	$(0.00)	$1.37

Diluted income (loss) per common share	$(0.00)	$0.42

NOTE 14 - RELATED PARTY TRANSACTIONS

In December 2002, ATSI entered into a note payable with a related party, a director of ATSI, Mr. John R. Fleming, in the amount of $25,000. This note called for 12 monthly payments of $2,163.17 including interest, commencing on February 1, 2003. This note has an interest rate of 7% annually and a maturity date of January 1, 2004. During fiscal 2004, ATSI made payments towards this note in the amount of $9,000. The note is currently in default. No demand has been made for payment under this note and ATSI continues to accrue interest at a 7% annual rate until such time as payment is made. As of July 31, 2006, the principal balance was $16,000 and the accrued interest was $4,800. Additionally, as at July 31, 2006, ATSI had a payable of $47,352 for board member fees and related expenses to Mr. Fleming.

In May 2006, ATSI entered into a short-term note payable with Fiesta Communications, Inc. (“Fiesta”) in the amount of $120,000 as part of a joint management and marketing agreement. ATSI’s CEO and President, Arthur L Smith, is a shareholder of Fiesta. This note payable matured on October 5, 2006 and accrues interest at the rate of 8% annually. This note payable provided for payment of principal and accrued interest at maturity. On October 13, 2006, ATSI had paid off the remaining balance of $90,000 and the accrued interest of $2,900.

 NOTE 15 - RESTATEMENTS

ATSI has restated its 2006 and 2005 quarterly financial statements and the financial statements for the year ended July 31, 2005 from amounts previously reported. During the fourth quarter of fiscal 2006, in consultation with our legal counsel, we evaluated the liability for the provisions for liquidation preferences contained in our Series E Preferred Stock instruments. Based on our evaluation, we concluded that our obligation to the holders of the Series E Preferred Stock was incorrectly accounted for as dividends. Based on this assessment, we have reversed all accrued dividends in the aggregate amount of $340,000. The adjustments to reverse the accrued dividends in our Series E Preferred Stock has been recorded during the periods that it occurred and the accumulated impact of the adjustments are reflected in our current fiscal year financial statements in accordance with SFAS No. 154, Accounting for Changes and Error Corrections.

In all other material respects, the financial statements are unchanged. Following is a summary of the restatement adjustments for each of the periods:

For the three and nine months ended April 30, 2006 and 2005

	For the three months ended April 30, 2006				For the three months ended April 30, 2005
	(in thousands, except share information)				(in thousands, except share information)
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Summary Balance Sheet

Total assets	$653	$-		$653	$423	$-		$423

Accounts payable	$953	$-		$953	$506	$-		$506
Accrued liabilities	915	-		915	558	-		558
Current portion of obligation under capital leases	3	-		3	3	-		3
Notes payable	50	-		50	24	-		24
Notes payable, Franklin Cardwell & Jones	16	-		16	77	-		77
Convertible debentures	234	-		234	234	-		234
Series D Cumulative Preferred Stock	1,215	-		1,215	1,171	-		1,171
Series E Cumulative Preferred Stock	1,802	(340)	++	1,462	1,732	(270)	++	1,462
Derivative financial instrument liabilities	2	-		2	23	-		23
Liabilities from discontinued operations	-	-		-	1,152	-		1,152

Total current liabilities	5,190	(340)		4,850	5,480	(270)		5,210

Total long-term liabilities	512	-		512	517	-		517

Series A preferred stock	-	-		-	-	-		-
Series H preferred stock	12	-		12	14	-		14
Common stock	15	-		15	10	-		10
Additional paid in capital	67,106	340	++	67,446	66,771	270	++	67,041
Accumulated deficit	(72,183)	-		(72,183)	(72,871)	-		(72,871)
Other comprehensive income	1	-		1	502	-		502

Total Stockholder's deficit	(5,049)	340		(4,709)	(5,574)	270		(5,304)

Total liabilities and stockholder's deficit	$653	$-		$653	$423	$-		$423

++ Aggregate adjustment in accrued dividends for Series E Preferred Stock

Summary statements of operations

Net income (loss) from continuing operations	$(39)	$-		$(39)	$12,165	$-		$12,165
Net income from discontinued operations	-			-	-			-
Preferred Dividends	(41)	18	*	(23)	(38)	18	*	(20)
Net income (loss) to common stockholders	($80)	$18		($62)	$12,127	$18		$12,145

Basic Earnings (loss) per share	($0.01)	$0.00		($0.01)	$1.39	$0.00		$1.39
Diluted Earnings (loss) per share	($0.01)	$0.00		($0.01)	$0.44	$0.00		$0.44

* Adjustment in preferred dividends for Series E Preferred Stock, recorded during the period that it occurred.

	For the nine months ended April 30, 2006				For the nine months ended April 30, 2005
	(in thousands, except share information)				(in thousands, except share information)
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Summary statements of operations

Net income (loss) from continuing operations	$(639)	$-		$(639)	$10,729	$-		$10,729
Net income from discontinued operations	1,652			1,652	-			-
Preferred Dividends	(136)	54	*	(82)	(114)	54	*	(60)
Net income (loss) to common stockholders	$877	$54		$931	$10,615	$54		$10,669

Basic Earnings (loss) per share	$0.07	$0.00		$0.07	$1.69	$0.01		$1.70
Diluted Earnings (loss) per share	$0.04	$0.00		$0.04	$0.43	$0.00		$0.43

* Adjustment in preferred dividends for Series E Preferred Stock, recorded during the period that it occurred.

For the three and six months ended January 31, 2006 and 2005

	For the three months ended January 31, 2006				For the three months ended January 31, 2005
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Summary Balance Sheet

Total assets	$631	$-		$631	$373	$-		$373

Pre-petition Liabilities of bankrupt subsidiaries, net of assets	$-	$-		$-	$12,104	$-		$12,104
Accounts payable	702	-		702	542	-		542
Accounts payable, CSI Business Finance	150			150	-	-		-
Accrued liabilities	932	-		932	620	-		620
Current portion of obligation under capital leases	3	-		3	3	-		3
Notes payable, related party	16	-		16	16	-		16
Notes payable	50	-		50	-	-		-
Notes payable, Franklin Cardwell & Jones	69	-		69	77	-		77
Convertible debentures	234	-		234	234	-		234
Series D Cumulative Preferred Stock	1,204	-		1,204	1,159	-		1,159
Series E Cumulative Preferred Stock	1,785	(322)	++	1,463	1,714	(252)	++	1,462
Derivative financial instrument liabilities	90	-		90	597	-		597
Liabilities from discontinued operations	-	-		-	1,152	-		1,152

Total current liabilities	5,235	(322)		4,913	18,218	(252)		17,966

Total long-term liabilities	514	-		514	517	-		517

Series A preferred stock	-	-		-	-	-		-
Series H preferred stock	12	-		12	14	-		14
Common stock	15	-		15	9	-		9
Additional paid in capital	66,996	322	++	67,318	66,226	252	++	66,478
Accumulated deficit	(72,142)	-		(72,142)	(85,113)	-		(85,113)
Other comprehensive income	1	-		1	502	-		502
						-
Total Stockholder's deficit	(5,118)	322		(4,796)	(18,362)	252		(18,110)

Total liabilities and stockholder's deficit	$631	$-		$631	$373	$-		$373

++ Aggregate adjustment in accrued dividends for Series E Preferred Stock

Summary statements of operations

Net income (loss) from continuing operations	(186)	-		(186)	414	-		414
Net income from discontinued operations	-	-		-	-	-		-
Preferred Dividends	(54)	18	*	(36)	(38)	18	*	(20)
Net income (loss) to common stockholders	($240)	$18		($222)	$376	$18		$394

Basic Earnings (loss) per share	($0.02)	$0.00		($0.02)	$0.06	$0.00		$0.06
From continuing operations	($0.02)	$0.00		($0.02)	$0.06	$0.00		$0.06
From discontinued operations	$0.00	$0.00		$0.00	$0.00	$0.00		$0.00
Diluted Earnings (loss) per share	($0.01)	$0.00		($0.01)	$0.02	$0.00		$0.02
From continuing operations	($0.01)	$0.00		($0.01)	$0.02	$0.00		$0.02
From discontinued operations	$0.00	$0.00		$0.00	$0.00	$0.00		$0.00

* Adjustment in preferred dividends for Series E Preferred Stock, recorded during the period that it occurred.

	For the six months ended January 31, 2006				For the six months ended January 31, 2005
	(in thousands, except share information)
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated

Summary statements of operations

Net income (loss) from continuing operations	(598)	-		(598)	(1,432)	-		(1,432)
Net income from discontinued operations	1,652	-		1,652	-	-		-
Preferred Dividends	(95)	36	*	(59)	(76)	36	*	(40)
Net income (loss) to common stockholders	$959	36		$995	($1,508)	36		($1,472)

Basic Earnings (loss) per share	$0.08	$0.00		$0.08	($0.30)	$0.01		($0.29)
From continuing operations	($0.06)	$0.00		($0.06)	($0.30)	$0.01		($0.29)
From discontinued operations	$0.14	$0.00		$0.14	$0.00	$0.00		$0.00
Diluted Earnings (loss) per share	$0.04	$0.00		$0.04	($0.30)	$0.01		($0.29)
From continuing operations	($0.02)	$0.00		($0.02)	($0.30)	$0.01		($0.29)
From discontinued operations	$0.06	$0.00		$0.06	$0.00	$0.00		$0.00

* Adjustment in preferred dividends for Series E Preferred Stock, recorded during the period that it occurred.

For the three months ended October 30, 2005 and 2004

	For the three months ended October 31, 2005				For the three months ended October 31, 2004
	(in thousands, except share information)
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Summary Balance Sheet

Total assets	$379	$-		$379	$369	$-		$369

Pre-petition Liabilities of bankrupt subsidiaries, net of assets	-	-		-	12,104	-		12,104
Accounts payable	612	-		612	595	-		595
Accrued liabilities	1,008	-		1,008	680	-		680
Current portion of obligation under capital leases	3	-		3	3	-		3
Notes payable, related party	16	-		16	16	-		16
Notes payable					691	-		691
Notes payable, Franklin Cardwell & Jones	77	-		77	-	-		-
Convertible debentures	234	-		234	234	-		234
Series D Cumulative Preferred Stock	1,193	-		1,193	1,149	-		1,149
Series E Cumulative Preferred Stock	1,767	(305)	++	1,462	1,697	(234)	++	1,463
Derivative financial instrument liabilities	29	-		29	2,233	-		2,233
Liabilities from discontinued operations	-	-		-	1,152	-		1,152

Total current liabilities	4,939	(305)		4,634	20,554	(234)		20,320

Total long-term liabilities	515	-		515	520	-		520

Series A preferred stock	-	-		-	-	-		-
Series H preferred stock	14	-		14	14	-		14
Common stock	12	-		12	5	-		5
Additional paid in capital	66,854	305	++	67,159	64,224	234	++	64,458
Accumulated deficit	(71,956)	-		(71,956)	(85,450)	-		(85,450)
Other comprehensive income	1	-		1	502	-		502

Total Stockholder's deficit	(5,075)	305		(4,770)	(20,705)	234		(20,471)

Total liabilities and stockholder's deficit	$379	$-		$379	$369	$-		$369

++ Aggregate adjustment in accrued dividends for Series E Preferred Stock

Summary statements of operations

Net income (loss) from continuing operations	$(412)	$-		$(412)	$(1,846)	$-		(1,846)
Net income from discontinued operations	1,652			1,652
Preferred Dividends	(41)	18	*	(23)	(38)	18	*	(20)
Net income (loss) to common stockholders	$1,199	$18		$1,217	($1,884)	$18		($1,866)

Basic Earnings (loss) per share	$0.11	$0.00		$0.11	($0.52)	$0.01		($0.52)
From continuing operations	($0.04)	$0.00		($0.04)	($0.52)	$0.00		($0.52)
From discontinued operations	$0.15	$0.00		$0.15	$0.00	$0.00		$0.00
Diluted Earnings (loss) per share	$0.04	$0.00		$0.05	($0.52)	$0.01		($0.52)
From continuing operations	($0.01)	$0.00		($0.00)	($0.52)	$0.00		($0.52)
From discontinued operations	$0.05	$0.00		$0.05	$0.00	$0.00		$0.00

* Adjustment in preferred dividends for Series E Preferred Stock, recorded during the period that it occurred.

For the Year ended July 31, 2005

	For the Year ended July 31, 2005
	(in thousands, except share information)
	As Reported	Adjustments		As Restated
Summary Balance Sheet

Total assets	$381	-		$381

Pre-petition Liabilities of bankrupt subsidiaries, net of assets	-	-		-
Accounts payable	606	-		606
Accrued liabilities	1,033	-		1,033
Current portion of obligation under capital leases	3	-		3
Notes payable, related party	16	-		16
Notes payable	-	-		-
Notes payable, Franklin Cardwell & Jones	77	-		77
Convertible debentures	234	-		234
Series D Cumulative Preferred Stock	1,182	-		1,182
Series E Cumulative Preferred Stock	1,749	(287)	++	1,462
Derivative financial instrument liabilities	24	-		24
Liabilities from discontinued operations	1,152	-		1,152

Total current liabilities	6,075	(287)		5,788

Total long-term liabilities	517	-		517

Series A preferred stock	-	-		-
Series H preferred stock	14	-		14
Common stock	10	-		10
Additional paid in capital	66,458	287	++	66,745
Accumulated deficit	(73,195)	-		(73,195)
Other comprehensive income	502	-		502

Total Stockholder's deficit	(6,211)	287		(5,924)

Total liabilities and stockholder's deficit	381	-		381

++ Aggregate adjustment in accrued dividends for Series E Preferred Stock

Summary statements of operations

Net income (loss)	10,407	-		10,407
Preferred Dividends	(709)	70	*	(639)
Net income (loss) to common stockholders	9,698	70		9,768

Basic Earnings (loss) per share	$1.36	$0.01		$1.37
Diluted Earnings (loss) per share	$0.42	$0.00		$0.42

* Adjustment in preferred dividends for Series E Preferred Stock, recorded during the period that it occurred.

NOTE 16 - SUBSEQUENT EVENTS

In August 2006, ATSI initiated a private placement offering for the sale of Units. The Units are being offered at a unit price of $0.20 and each Unit is comprised of one share of common stock and one warrant. Through October 25, 2006, ATSI has raised $250,000. Under the private offering, each unit of common stock is sold at a set price of $0.20 per share. The investors also received an additional warrant to purchase ATSI common stock for every unit of common stock acquired. In accordance with the warrant agreement, the warrants will expire in five years from the date of issuance and have an exercise price of $0.60. The common stock issued as a result of the private placement will not be registered under the Securities Act of 1933.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.

ITEM 8A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company’s Controller and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective as of the end of the period covered by this report.

We identified deficiencies in our internal controls over financial reporting related to the accounting for convertible debt with conversion features contingent upon future prices of our stock and convertible debt with detachable warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS 133. Further, we identified deficiencies related to the accounting for certain liquidation preferences in our Preferred Stock instruments. Since January 2006, we are: 1) implementing better controls and procedures over the accounting for debt and equity instruments and 2) improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter covered by this report that have had a material effect or are reasonably likely to have a material effect on internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Business Experience

The following table contains the name, age of our directors and executive officers.

Name	Age	Position Held
Arthur L. Smith	41	President, Chief Executive Officer and Director
Ruben Caraveo	38	Sr. Vice President, Operations and Technology
Antonio Estrada	32	Corporate Controller
John R. Fleming	52	Interim Executive Chairman of the Board
Murray R. Nye	53	Director

Arthur L. Smith has served as our Chief Executive Officer and Director since May 2003. Mr. Smith also served as the President of ATSI de Mexico S.A de C.V. from August 2002 to April 2003, as our Chief Executive Officer and a Director from June 1996 to July 2002 and as our President since our formation in June 1996 to July 1998. Mr. Smith also served as President, Chief Operating Officer and a director of ATSI-Canada since its formation in May 1994. From December 1993 until May 1994, Mr. Smith served in the same positions with Latcomm International Inc., which amalgamated with Willingdon Resources Ltd. to form ATSI-Canada in May 1994. From June 1989 to December 1993, Mr. Smith was employed as director of international sales by GeoComm Partners, a satellite-based telecommunications company located in San Antonio, providing telecommunications services to Latin America. Mr. Smith has over 16 years’ experience in the telecommunications industry.

Ruben R. Caraveo has served as our Sr. Vice President of Operations and Technology since August 2006, and is also our Cheif Operations Officer for Digerati Networks, Inc. Mr. Caraveo also served as Vice President of Sales and Operations from May 2003 to July 2006. Mr. Caraveo is responsible for VoIP Carrier Sales, Network Operations, MIS, and the delivery of VoIP Carrier Services. Prior to joining ATSI, Mr. Caraveo served as Vice President of Operations and Engineering at Vycera Communications where he was responsible for overseeing all daily operations, including Network Operations, Engineering, Marketing, and the Network Trouble Reporting and Resolution departments. His prior experience also includes positions with Worldtel Interactive, Frontier, and WorldCom. Mr. Caraveo is armed with more than 17 years’ telecommunications industry experience, specializing in the areas of Carrier Sales, Network Operations, Engineering, Data and Systems Analysis, Product Marketing, and Systems Development. Mr. Caraveo attended California State University, Northridge, School of Engineering.

Antonio Estrada has served as our Corporate Controller since May 2003. From January 2002 through January 2003, Mr. Estrada served as our Director of International Accounting and Treasurer. From January 2001 to January 2002, Mr. Estrada served in various roles within ATSI, including International Accounting Manager and general Accountant. Prior to joining ATSI in 1999 he served as a Senior Accountant for the Epilepsy Association of San Antonio and South Texas. Mr. Estrada has more than 9 years’ experience in the telecommunications industry, financial reporting, treasury management, internal audit and accounting. Mr. Estrada graduated from the University of Texas at San Antonio, with a Bachelors of Business Administration, with a concentration in Accounting.

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

Audit Committee and Audit Committee Financial Expert

The Company does not presently have an audit or compensation committee or other board committee performing equivalent functions. The Company’s Board of Directors performs all functions of the audit committee and compensation committee. The Company does not have an audit committee financial expert because none of its current directors have the necessary training or experience to qualify as a financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company. Based on a review of the copies of such forms furnished to the Company and other information, the Company believes that, during the fiscal year ended July 31, 2006, the following individuals failed to report transactions in the Company’s equity securities or reported transactions late:

Name and Position	Number of Transactions Not Reported	Number of Reports Filed Late	Number of Transactions Reported Late

Arthur L. Smith, President and Director	0	12	8
Ruben R. Caraveo, Sr. Vice President	15	0	0
Antonio Estrada, Controller	0	13	11
John R. Fleming	5	0	0
Murray R. Nye	5	0	0

Code of Ethics

ATSI Communications, Inc. adopted an Executive Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller and other members of our management team. The Board of Directors approved the code of Ethics on December 7, 2004. The Executive Code of Ethics may be viewed on our Website, www.atsi.net. Upon request, a copy of the Executive Code of Ethics will be provided without charge upon written request to ATSI Communications, Inc., 3201 Cherry Ridge, Building C, Suite 300, San Antonio, Texas 78230

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the compensation earned during the Company’s last three fiscal years by the Company’s Chief Executive Officer and each of the Company’s four most highly compensated executive officers whose total cash compensation exceeded $100,000 for services rendered in all capacities for the fiscal year ended July 31, 2006 and 2005 (collectively, the “Named Executive Officers”).

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name And Principal Position	Fiscal Year	Salary ($)	Stock Grant ($)	Other Annual Compensation ($)(1)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payout ($)	All Other Compens-ation ($)

Arthur L. Smith CEO & President	2006 2005 2004	$128,000 $128,000 $128,000	$40,000 $31,500 -	- - -	- - -	$84,000 (2) $67,200 (2) -	- - -	- - -
Ruben Caraveo Sr. Vice President	2006 2005 2004	$115,000 $115,000 $115,000	$32,000 $26,250 -	- - -	- - -	$76,000 (2) $60,000 (2)	- - -	- - -
Antonio Estrada Corporate Controller	2006 2005 2004	$87,000 $80,000 $65,000	$32,000 $26,250 -	- - -	- - -	$76,000 (2) $55,520 (2)	- - -	- - -

(1)
Certain of the Company’s executive officers receive personal benefits in addition to salary. The Company has concluded that the aggregate amount of such personal benefits does not exceed the lesser of $5,000 or 10% of annual salary and bonus for any Named Executive Officer.

(2)	Stock options granted during fiscal 2006 and fiscal 2005 have an exercise price of $0.16

Option SAR Grants

The following table contains information relating to options granted to each of the Name Executive Officers during the year ended July 31, 2006.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants
Name	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Arthur L. Smith	525,000	21%	$0.16	October 3, 2015
Ruben Caraveo	475,000	19%	$0.16	October 3, 2015
Antonio Estrada	475,000	19%	$0.16	October 3, 2015

Aggregate options exercisable and unexercisable during fiscal 2006

The following table contains information relating to outstanding options held by the Named Executive Officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES
	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FYE(#)		Value of In-the-Money Options at FYE ($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Arthur L. Smith	-	-	321,333	623,667	$51,413	$99,787
Ruben Caraveo	-	-	285,667	564,333	$45,707	$90,294
Antonio Estrada	-	-	257,667	564,333	$41,227	$90,294

COMPENSATION OF DIRECTORS

ATSI Directors are reimbursed their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors. In addition, each Director that is not an officer of the Company receives 1,500 shares of Common Stock for each meeting of the Board attended in person and $250 for each meeting attended by telephone. During fiscal 2006, ATSI issued a total of 350,000 shares of our common stock as part of a stock grant, valued at $56,000, to outside directors. Additionally, during Fiscal 2005, ATSI issued a total of 400,000 shares of our common stock as part of the stock grant, valued at $84,000, to outside directors.

 Aggregate options exercisable and unexercisable during fiscal 2006

The following table reflects the Company’s director’s shares covered by both exercisable and unexercisable stock options as of July 31, 2006.

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FYE(#)		Value of In-the-Money Options at FYE ($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John Fleming	-	-	208,333	416,666	$33,333	$66,666
Murray Nye	-	-	208,333	416,666	$33,333	$66,666

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists the beneficial ownership of shares of our Common Stock and Series A Preferred Stock by (i) all persons and groups known by the Company to own beneficially more than 5% of the outstanding shares of our Common Stock or Series A Preferred Stock, (ii) each director and nominee, (iii) the Named Executive Officers, and (vi) all directors and officers as a group. Information with respect to officers, directors and their families as of July 31, 2006 and is based on the books and records of the Company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the Company's principal executive office and solely the person indicated beneficially owns all shares.

NAME OF	COMMON		% OF	SERIES A	% OF	TOTAL VOTING		% OF
INDIVIDUAL OR GROUP	STOCK		CLASS (1)	PREFERRED STOCK	CLASS (2)	INTEREST		CLASS (3)

5% STOCKHOLDERS

Edward Corcoran	0		*	500	18.2%	743		*
6006 W. 159th Street
Bldg. C 1-W
Oak Forest, IL 60452

Gerald Corcoran	0		*	500	18.2%	743		*
11611 90th Avenue
St. John, IN 46373

Joseph Migilio	0		*	500	18.2%	743		*
13014 Sandburg Ct.
Palos Park, IL 60464

Jeffrey Tessiatore	0		*	500	18.2%	743		*
131 Settlers Dr.
Naperville, IL 60565

Gary Wright	0		*	750	27.3%	1,115		*
3404 Royal Fox Dr.
St. Charles, IL 60174

INDIVIDUAL OFFICERS,
DIRECTORS AND NOMINEES

Arthur L. Smith	945,385	(4)	5.1%	-	*	945,385	(4)	5.1%
President, Chief Executive Officer
Director

Antonio Estrada	566,000	(5)	3.1%	-	*	566,000	(5)	3.1%
Corporate Controller

Ruben R. Caraveo	594,500	(6)	3.2%	-	*	594,500	(6)	3.2%
Sr. Vice President

John R. Fleming	650,090	(7)	3.5%	-	*	650,090	(7)	3.5%
Director

Murray R. Nye	650,000	(8)	3.5%	-	*	650,000	(8)	3.5%
Director

ALL OFFICERS AND
DIRECTORS AS A GROUP	3,405,975	(9)	18.5%	-	*	3,405,975	(9)	18.5%

* Less than 1%

(1)
Based on 18,451,101 shares of Common Stock outstanding as of July 31, 2006. Any shares represented by options exercisable within 60 days After July 31, 2006 are treated as being outstanding for the purpose of computing the percentage of class for such person but not for any other purpose.

(2)	Based on 2,750 shares of Series A Preferred Stock outstanding as of July 31, 2006.
(3)
Based on 18,451,101 shares of Common Stock outstanding as of July 31, 2006. Any shares represented by options exercisable within 60 days After July 31, 2006 are treated as being outstanding for the purpose of computing the percentage of class for such person but not for any other purpose.

(4)	Includes 321,333 shares subject to options exercisable at July 31, 2006.
(5)	Includes 257,667 shares subject to options exercisable at July 31, 2006..
(6)	Includes 285,667 shares subject to options exercisable at July 31, 2006.
(7)	Includes 208,333 shares subject to options exercisable at July 31, 2006.
(8)	Includes 208,333 shares subject to options exercisable at July 31, 2006.
(9)	Includes 1,281,333 shares subject to options exercisable at July 31, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In December 2002, ATSI entered into a note payable with a related party, a director of ATSI, Mr. John R. Fleming, in the amount of $25,000. The note called for 12 monthly payments of $2,163.17 including interest, commencing on February 1, 2003. The note has an interest rate of 7% annually and a maturity date of January 1, 2004. During fiscal 2004 ATSI made payments towards this note in the amount of $9,000. As of July 31, 2006 the principal balance is $16,000 and the accrued interest is $4,800. Additionally, at July 31, 2006, ATSI had a payable of approximately $47,352 for board fees and related expenses.

In May 2006, ATSI entered into a short-term note payable with Fiesta Communications, Inc. as part of a joint management and marketing agreement. Arthur L Smith, ATSI’s CEO and President is a shareholder of Fiesta Communications, Inc. The note payable is for an amount of $120,000. The note payable has a maturity date of October 5, 2006 and accrues interest at the rate of 8% annually. The note payable calls for payment of principal and accrued interest at maturity. On October 13, 2006, ATSI paid off the total principal balance of $120,000 and accrued interest of $2,900.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are exhibits to this report.

2.1	Plan and Agreement of Merger of ATSI Communications, Inc. with and into ATSI Merger Corporation, dated as of March 24, 2004. (Exhibit 2.1 to Form 8-K of ATSI filed on May 24, 2004)

3.1	Articles of Incorporation of ATSI Merger Corporation. (Exhibit 3.1 to Form 8-K of ATSI filed on May 24, 2004)

3.2	Bylaws of ATSI Merger Corporation. (Exhibit 3.2 to Form 8-K of ATSI filed on May 24, 2004)

3.3	Articles of Merger of ATSI Communications, Inc. with and into ATSI Merger Corporation. (Exhibit 3.3 to Form 8-K of ATSI filed on May 24, 2004)

4.1	Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999 (Exhibit 10.33 to Registration statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.2	Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated July 2, 1999 (Exhibit 10.35 to Registration statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.3	Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated July 2, 1999 (Exhibit 10.36 to Registration statement on Form S-3 (No. 333-84115) filed August 18, 1999)

4.4	Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999 (Exhibit 10.39 to Registration statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.5	Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated September 24, 1999 (Exhibit 10.41 to Registration statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.6	Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated September 24, 1999 (Exhibit 10.42 to Registration statement on Form S-3 (No. 333-84115) filed October 26, 1999)

4.7	Formof Modification of Convertible Note (Exhibit 4.6 to Registration statement on Form S-3 (No. 333-35846) filed April 28, 2000)

4.8	Securities Purchase Agreement between The Shaar Fund Ltd. and ATSI dated February 22, 2000 (Exhibit 4.5 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.9	Common Stock Purchase Warrant issued to The Shaar Fund Ltd. by ATSI dated February 22, 2000 (Exhibit 4.7 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.10	Registration Rights Agreement between The Shaar Fund Ltd. and ATSI dated February 22, 2000 (Exhibit 4.9 to Registration statement on Form S-3 (No. 333-89683) filed April 13, 2000)

4.11	Convertible Debenture Agreement (Exhibit 4.37 to Annual Report on Form 10-K for the year ended July 31, 2003 filed November 12, 2003)

4.12	Convertible Promissory Notes issued to Recap Marketing & Consulting, LLP. (Exhibit 4.1 to form 10-QSB for the period Ended January 31, 2005 filed March 15, 2005)

4.13	Convertible Promissory Note issued to Franklin Cardwell and Jones, PC. dated November 1, 2004 (Exhibit 4.2 to form 10-QSB for the period Ended January 31, 2005 filed March 15, 2005)

4.14	Convertible Promissory Notes issued to Recap Marketing & Consulting, LLP. (Exhibit 4.1 to form 10-QSB for the period Ended April 30, 2005 filed June 14, 2005)

4.15	Convertible Promissory Notes issued to Recap Marketing & Consulting, LLP. (Exhibit 4.1 to form 10-QSB for the period Ended July 31, 2005 filed October 24, 2005)

4.16
Agreement to Extend Promissory Note dated December 1, 2005 between ATSI Communications, Inc. and Franklin, Cardwell & Jones, PC. (Exhibit 4.1 to form 10-QSB for the period Ended October 31, 2005 filed December 15, 2005)

4.17
Secured Promissory Note and Security Agreement dated November 4, 2005 between ATSI Communications, Inc. and CSI Business Finance, Inc. (Exhibit 4.2 to form 10-QSB for the period Ended October 31, 2005 filed December 15, 2005)

4.18	Convertible Debenture Agreement (Exhibit 4.18 to Annual Report on Form 10-KSB for the year ended July 31, 2006 filed October 30, 2006)*

4.19
Promissory Note dated May 5, 2006 between Telefamilia Communications, Inc. and Fiesta Communications, Inc. (Exhibit 4.19 to Annual Report on Form 10-KSB for the year ended July 31, 2006 filed October 30, 2006)*

10.1	StockPurchase Agreement with Telemarketing (Sale of ATSICOM) (Exhibit 10.1 to Form 8-K filed June 16, 2003)

10.2	Interconnection Agreement TELMEX and ATSICOM (English summary) (Exhibit 10.26 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

10.3	Interconnection Agreement TELMEX and ATSICOM (English Translation) (Exhibit 10.27 to Amended Annual Report on Form 10-K/A for the year ended July 31, 2003 filed March 2, 2004)

10.4
Confidential Settlement Agreement and Mutual Release, Note Payable and Lock out agreement between ATSI and Alfonso Torres Roqueni, dated October 1, 2004. (Exhibit 10.1 to Form 10-QSB for the quarter ended October 31, 2004 filed December 15, 2004)

10.5	Extension to consulting agreements with Hunter M. A. Carr and Donald W. Sapaugh dated November 1, 2004. (Exhibit 10.1 to Form 10-QSB for the quarter ended January 31, 2005 filed March 15, 2005)

10.6
Extension of consulting agreements (Amendment No: 1) with Hunter M. A. Carr and Donald W. Sapaugh dated March 1, 2005. (Exhibit 10.1 to Form 10-QSB for the quarter ended April 30, 2005 filed June 14, 2005)

10.7
Settlement Agreement (at mediation) with James C. Cuevas, Raymond G. Romero, Texas Workforce Commission and ATSI-Texas dated March 28, 2005. (Exhibit 10.2 to Form 10-QSB for the quarter ended April 30, 2005 filed June 14, 2005)

10.8
Order granting Joint Motion to dismiss all claims against ATSI Communications, Inc. (A Nevada Corp., formerly a Delaware Corp.) by Helen G. Schwartz, Chapter 7 Trustee for TeleSpan, Inc. dated August 29, 2005. (Exhibit 10.18 to annual report Form 10-KSB for the year ended July 31, 2005 filed October 18, 2005)

10.9
Agreement of compromise, settlement and release between ATSI Communications, Inc. and Vianet, Inc. dated August 10, 2005. (Exhibit 10.19 to annual report Form 10-KSB for the year ended July 31, 2005 filed October 18, 2005)

10.10
Mutual release and Termination Agreement between Hunter M. A. Carr and Donald W. Sapaugh and ATSI Communications, Inc. dated June 1, 2005. (Exhibit 10.20 to annual report Form 10-KSB for the year ended July 31, 2005 filed October 18, 2005)

10.11
Confidential Settlement Agreement and Mutual release dated October 31, 2005 between ATSI Communications, Inc. and Telemarketing de Mexico S.A de C.V. (Exhibit 10.1 to quarterly report Form 10QSB for the quarter ended October 31, 2005 filed December 15, 2005)

10.12
Stock Purchase Agreement dated October 15, 2005 between ATSI Communications, Inc. and Alejandro Sanchez Guzman (Sale of ATSIMex Personal S.A de C.V.) (Exhibit 10.2 to quarterly report Form 10QSB for the quarter ended October 31, 2005 filed December 15, 2005)

10.13
Factoring Agreement dated November 4, 2005 between ATSI Communications, Inc. and CSI Business Finance, Inc. (Exhibit 10.3 to quarterly report Form 10QSB for the quarter ended October 31, 2005 filed December 15, 2005)

10.14
Confidential Settlement Agreement and Mutual release dated December 2, 2005 between ATSI Communications, Inc. and Carlos Kauachi/Dean Witter Reynolds. (Exhibit 10.1 to quarterly report Form 10QSB for the quarter ended January 31, 2006 filed March 23, 2006)

10.15
Factoring Agreement dated February 20, 2006 between ATSI Communications, Inc. and CSI Business Finance, Inc. (Exhibit 10.2 to quarterly report Form 10QSB for the quarter ended January 31, 2006 filed March 23, 2006)

10.16
Agreement of Compromise, Settlement and Release dated May 31, 2006 between ATSI Communications, Inc. and Ntera Holdings, Inc. (Exhibit 10.1 to quarterly report Form 10QSB for the quarter ended April 30, 2006 filed June 13, 2006)

10.17
Agreement of Compromise, Settlement and Release dated May 27, 2006 between ATSI Communications, Inc. and Richard C. Benkendorf. (Exhibit 10.2 to quarterly report Form 10QSB for the quarter ended April 30, 2006 filed June 13, 2006)

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

The Company paid the following fees to its principal independent accountants for services during the fiscal years ended July 31, 2006 and July 31, 2005.

	Year Ended July 31,
Description of Fees	2006	2005

Audit Fees	$32,000	$29,000
Other Fees	24,500	-0-
Tax Fees	-0-	-0-

The Audit Committee has instructed Malone and Bailey, PC that any fees for non-audit services must be approved before being incurred.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC.

Date: October 30, 2006	By:	/s/ Arthur L. Smith
Arthur L. Smith
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer and Director	October 30, 2006
Arthur L. Smith

/s/ Antonio Estrada	Principal Accounting Officer	October 30, 2006
Antonio Estrada	Principal Finance Officer

/s/ John R. Fleming	Director	October 30, 2006
John R. Fleming

/s/ Murray R. Nye	Director	October 30, 2006
Murray R. Nye