Form 10QSB
period 2006-10-31
ATSI COMMUNICATIONS INC/DE
filed 2006-12-14
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

Commission File Number 001-15687

ATSI COMMUNICATIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	74-2849995 (IRS Employer Identification No.)

3201 Cherry Ridge Building C, Suite 300 San Antonio, Texas 78230 (Address of Principal Executive Offices)

(210) 614-7240 (Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 13, 2006

Common Stock, $.001 par	19,621,434

Transitional Small Business Disclosure Format: Yes ☐   No ☒

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED OCTOBER 31, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	October 31,	July 31,
	2006	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$556	$36
Accounts receivable, net of allowance for bad debt of $23 and $0, respectively	665	621
Prepaid & other current assets	38	33
Total current assets	1,259	690

PROPERTY AND EQUIPMENT	295	284
Less - accumulated depreciation	(200)	(182)
Net property and equipment	95	102

Total assets	$1,354	$792

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$691	$676
Accounts payable, related parties	57	42
Line of credit, CSI Business Finance	150	150
Accrued liabilities	2,307	2,389
Advances from shareholders	408	-
Current portion of obligation under capital leases	3	3
Notes payable	550	50
Notes payable, related party	16	106
Convertible debentures	93	74
Total current liabilities	4,275	3,490

LONG-TERM LIABILITIES:
Notes payable	-	500
Convertible debentures	217	234
Obligation under capital leases, less current portion	5	6
Other	4	4
Total long-term liabilities	226	744

Total liabilities	4,501	4,234

STOCKHOLDERS' DEFICIT:
Series A Cumulative Convertible Preferred Stock, $0.001, 50,000 shares authorized, 2,750 shares
issued and outstanding	-	-
Series D Cumulative Preferred Stock, $0.001, 3,000 shares authorized, 742 shares issued and outstanding	1	1
Series E Cumulative Preferred Stock, $0.001, 10,000 shares authorized, 1,170 shares issued and outstanding	1	1
Series H Convertible Preferred Stock, $0.001, 16,000,000 shares authorized, 10,969,100 and 11,802,353 shares
issued and outstanding, respectively	11	12
Common stock, $0.001 par value, 150,000,000 shares authorized, 18,935,336 and 16,444,768 shares
issued and outstanding, respectively	19	16
Additional paid in capital	69,252	68,775
Accumulated deficit	(72,432)	(72,248)
Other comprehensive income	1	1
Total stockholders' deficit	(3,147)	(3,442)
Total liabilities and stockholders' deficit	$1,354	$792

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended October 31,
	2006	2005
OPERATING REVENUES:
Carrier services	$6,495	$2,291
Communication services	33	22
Network services	4	9
Total operating revenues	6,532	2,322

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	6,019	2,240
Selling, general and administrative expense (exclusive of legal and professional fees,
non-cash stock compensation to employees and warrants for services, shown below)	210	149
Legal and professional fees	58	27
Non-cash issuance of common stock and warrants for services	46	64
Non-cash stock-based compensation, employees	315	180
Bad debt expense	23	-
Depreciation and amortization expense	17	22
Total operating expenses	6,688	2,682

OPERATING (LOSS)	(156)	(360)

OTHER INCOME (EXPENSE):
Loss on derivative instrument liabilities	-	(26)
Interest expense	(28)	(26)
Total other income (expense), net	(28)	(52)

(LOSS) FROM CONTINUING OPERATIONS	(184)	(412)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	-	1,652
INCOME FROM DISCONTINUED OPERATIONS	-	1,652

NET INCOME (LOSS)	$(184)	$1,240
LESS: PREFERRED DIVIDEND	(2)	(23)

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$(186)	$1,217

BASIC INCOME (LOSS) PER SHARE:
From continuing operations	$(0.01)	$(0.04)
From discontinued operations	-	0.15
Total	$(0.01)	$0.11

DILUTED INCOME (LOSS) PER SHARE
From continuing operations	$(0.01)	$(0.04)
From discontinued operations	-	0.05
Total	$(0.01)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	17,569,410	10,945,338
DILUTED	17,569,410	10,945,338

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended October 31,
	2006	2005

Net income (loss) to common stockholders	$(186)	$1,217

Foreign currency translation adjustment	-	-

Comprehensive income (loss) to common stockholders	$(186)	$1,217

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended October 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$(184)	$1,240
Adjustments to reconcile net loss to cash used in operating activities:
Gain in disposal of investment	-	(1,652)
Depreciation and amortization	17	22
Issuance of stock grants and options, employees for services	315	180
Issuance of common stock and warrants for services	11	64
Provisions for losses on accounts receivables	23	-
Loss on derivative instrument liabilities	-	26
Amortization of BCF	2	-
Changes in operating assets and liabilities:
Accounts receivable	(67)	(59)
Prepaid expenses and other	(4)	15
Accounts payable	31	67
Accrued liabilities	36	29
Net cash (used) / provided in operating activities	180	(68)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(12)	(3)
Net cash used in investing activities	(12)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, related party	(90)	-
Advances from shareholders	408	-
Proceeds from the exercise of warrants	35	46
Principal payments on capital lease obligation	(1)	(1)
Net cash provided by financing activities	352	45

INCREASE (DECREASE) IN CASH	520	(26)
CASH AND CASH EQUIVALENTS, beginning of period	36	29

CASH AND CASH EQUIVALENTS, end of period	$556	$3

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$12	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$15	$58
Conversion of preferred stock to common stock	106	17
Fair value of derivatives transferred to equity	-	22
Preferred stock dividends	2	23

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2006, as reported in Form 10-KSB filed November 1, 2006, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ATSI incurred net loss from operations of ($184,000) and ($412,000) during the quarters ended October 31, 2006 and 2005, respectively, has an accumulated deficit of $72 million and a working capital deficit of $3,017,000 (including $1,650,000 of accrued liabilities for common shares issuable in connection with Series H Convertible Preferred Stock) as of October 31, 2006. These conditions create substantial doubt as to ATSI’s ability to continue as a going concern. In order to remain a going concern, we intend to continue generating positive cash flow from our operations and/or generate cash from debt or equity offerings. There is no assurance that we will be able to continue generating positive cash flow from our operations or obtain funding to remain as a going concern. Management plans to continue to improve its financial position through the growth of its operations subject to its capital limitations. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to continue generating sufficient income from operations to cover our operating expense and our ability to obtain capital resources to support expansion. The financial statements do not include any adjustments that might be necessary if ATSI is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

The following table illustrates the effect on net loss and net loss per share if ATSI had applied the fair value provisions of FASB Statement No. 123R, to stock-based employee compensation:

		Three months ended October 31,
		2006	2005

Net income (loss) to common
shareholders, as reported		($186,000)	$1,217,000
Add:	stock based compensation determined
	under intrinsic value based method	-	-
Less: stock based compensation determined
	under fair value based method	-	(281,499)

	Pro forma net income (loss) to common stockholders	($186,000)	$935,501

Basic net income (loss) per common share:
	As reported	($0.01)	$0.11
	Pro forma	($0.01)	$0.09

Diluted net income (loss) per common share:
	As reported	($0.01)	$0.01
	Pro forma	($0.01)	$0.03

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Quarter Ended October 31,

	2006	2005
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	80%	50%
Risk-free interest rate	4.51%	3.5%
Expected life of options	7 years	10 years

During the three months ended October 31, 2006, ATSI granted 1,345,000 options to purchase common stock to employees and members of the Board of Directors with an exercise price of $0.21, the closing price of ATSI’s stock on the grant date, September 25, 2006. One third of the options vested at issuance and the remaining two-thirds will vest equally over a period of two years. Under the fair value option method, ATSI recognized at issuance $71,000 of compensation expense associated with the vested options. Additionally, ATSI will amortize $142,000 of noncash compensation expense related to non-vested options during the service period.

Additionally, during the three months ended October 31, 2006, ATSI issued 980,000 shares of common stock to its employees and directors and 47,494 shares of common stock to consultants for services with a market value of $206,000 and $11,000, respectively. We recorded compensation expense in our statement of operations for the aggregate market value of the stock at the date of issuance.

NOTE 4 - STOCK COMPENSATION

In September 2005, ATSI adopted the “2005 Stock Compensation Plan”. The “2005 Stock Compensation Plan” authorizes the grant of up to 7.5 million of warrants, stock options, restricted common stock, non-restricted common stock and other awards, or a combination, to employees, directors, and certain other persons. The “2005 Stock Compensation Plan” is intended to permit ATSI to retain and attract qualified individuals who will contribute to the overall success of ATSI. The exercise price of all of the warrants, stock options, restricted common stock, non-restricted common stock and other awards will vary based on the market price of the shares of common stock as of the date of grant. The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest based on the individual security granted.

The following are the issuance of ATSI’s stock under the “2005 Stock Compensation Plan” during the quarter ended October 31. 2006.

•
During the three months ended October 31, 2006, ATSI granted 1,345,000 options to purchase common stock to employees and members of the Board of Directors with an exercise price of $0.21, the closing price of ATSI’s stock on the grant date, September 25, 2006. One third of the options vested at issuance and the remaining two-thirds will vest equally over a period of two years. Under the fair value option method, ATSI recognized at issuance $71,000 of compensation expense associated with the vested options. Additionally, ATSI will amortize $142,000 of noncash compensation expense related to non-vested options during the service period

•
During the three months ended October 31, 2006, ATSI issued 980,000 shares of common stock to its employees and directors for services with a market value of $206,000. We recorded compensation expense in our statement of operations for the aggregate market value of the stock at the date of issuance.

A summary of the option activity as of October 31, 2006 and changes during the three months ended October 31, 2006 is presented below:

			Weighted-Average
		Weighted-Average	Remaining Contractual
2005 Stock Compensation Plan	Options	Exercise Price	Term

Outstanding as of July 31, 2006	4,354,000	$0.16	9.0

Granted	1,345,000	$0.21	7.0
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Outstanding as of October 31, 2006	5,699,000	$0.17	8.5

Exercisable at October 31, 2006	1,888,333	$0.17	8.5

NOTE 5 - DEBT

On November 4, 2006, ATSI fully repaid the $150,000 credit facility and note payable of $50,000 with CSI Business Finance, Inc. Additionally, ATSI terminated the $400,000 accounts receivable factoring agreement with CSI Business Finance, Inc.

On November 3, 2006, ATSI entered into a note payable with CCA Financial Services, Inc. for $250,000. The promissory note payable has a maturity date of November 3, 2006 and an annual interest rate of 16%. The note provides for eleven principal and interest payments of $7,807 each month and final payment at maturity of $200,000. The note is secured by ATSI’s equipment, deposit accounts and accounts receivables. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties. In connection with the transaction ATSI paid an application, legal and documentation fee of $7,500.

On November 3, 2006, ATSI entered into an accounts receivable factoring agreement with CCA Financial Services, Inc. Under the agreement, CCA Financial Services committed to purchase up to $1,000,000 of ATSI’s accounts receivables. The factoring agreement is for twelve months, ATSI can terminate this agreement at its sole discretion at any time, subject to a $10,000 early termination fee. The factoring rate ranges from 1.00%-1.25% per factored amount. The accounts receivable factoring agreement is secured by ATSI’s accounts receivables. As of the date of this filing, ATSI did not have any outstanding factored receivables under this agreement.

NOTE 6 - EQUITY

During the quarter ended October 31, 2006, ATSI issued 47,494 shares of common stock valued at $11,000 for legal and consulting services rendered during the quarter by various individuals.

During the quarter ended October 31, 2006, ATSI issued 1,236,994 common shares associated with the conversion of 833,392 shares of Series H Convertible Preferred Stock.

During the quarter ended October 31, 2006, ATSI issued 150,000 shares of common stock related to the exercise of warrants and received proceeds of $34,500.

During the quarter ended October 31, 2006, ATSI issued 66,116 shares of its common stock to Richard Benkendorf as a payment of $15,229 associated with the settlement agreement between ATSI and Mr. Benkendorf.

During the quarter ended October 31, 2006, ATSI issued 980,000 shares of common stock to its employees and directors for services. ATSI recorded compensation expense of $206,000 in its statement of operations for the aggregate market value of the stock at the date of issuance.

During the quarter ended October 31, 2006, ATSI received net proceeds of $408,000 in connection with a private placement that is not yet complete. The private placement currently provides for the sale of units at a price of $0.20 per unit. Each unit consisted of one share of common stock and one warrant for the purchase of one common share for an exercise price of $0.60 per share for a period of five years. ATSI is currently considering modifications to the private placement. Accordingly, the proceeds received have been accounted for as advances from shareholders until a determination is made regarding modified terms for the private placement.

NOTE 7- RELATED PARTY

In May 2006, ATSI entered into a short-term note payable with Fiesta Communications, Inc. (“Fiesta”) in the amount of $120,000 as part of a joint management and marketing agreement. ATSI’s CEO and President, Arthur L Smith, is a shareholder of Fiesta. This note payable matured on October 5, 2006 and accrued interest at the rate of 8% annually. This note payable provided for payment of principal and accrued interest at maturity. During the quarter ended October 31, 2006, ATSI paid off the principal balance of $120,000 and the accrued interest of $2,900 on this note payable.

NOTE 8- SUBSEQUENT EVENTS

As of December 12, 2006, ATSI has issued 23,801 shares of common stock valued at $7,500 for consulting services rendered by various individuals and 632,530 common shares associated with the conversion of 421,650 shares of Series H Convertible Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks, the continued effectiveness of our concession from the government of Mexico, and or ability to raise sufficient capital to continue operations. Therefore, these types of statements may prove to be incorrect.

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three months ended October 31, 2006 and 2005. As used in this section, the term “fiscal 2007” means the year ending July 31, 2007 and “fiscal 2006” means the year ended July 31, 2006.

General

We are an international telecommunications carrier that utilizes the Internet to provide cost-efficient and economical international telecommunications services. Our current operations consist primarily of providing digital voice communications over the Internet using Voice-over-Internet-Protocol ("VoIP"). We provide high quality voice and enhanced telecommunication services to carriers, telephony resellers and other VoIP carriers through various agreements with service providers in the United States, Mexico, Asia, the Middle East and Latin America utilizing VoIP technology. Our services include:

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

Communication Services: We provide retail local phone service and international VoIP long distance service to the U.S. Hispanic market throughout Texas, mainly in the Rio Grande Valley. Our local phone service includes access to a landline and value-added services such a caller ID and call waiting. These services are offered to our customers on both a prepaid and postpaid basis. Additionally, we provide prepaid domestic and long-distance services through our prepaid VoIP network platform. The customer will access this platform and be able to complete the call by using their local phone number as a “PIN” or personal identification number.

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

Results of Operations

The following table sets forth certain items included in our results of operations in thousands of dollar amounts and variances between periods for the quarters ended October 31, 2006 and 2005.

	Three months ended October 31,
	2006	2005	Variances	%
OPERATING REVENUES:
Carrier services	$6,495	$2,291	$4,204	184%
Communication services	33	22	11	50%
Network services	4	9	(5)	-56%
Total operating revenues	6,532	2,322	4,210	181%

Cost of services (exclusive of depreciation and amortization, shown below)	6,019	2,240	(3,779)	-169%
Selling, general and administrative expense (exclusive of legal and professional fees,
non-cash stock compensation to employees and warrants for services, shown below)	210	149	(61)	-41%
Legal and professional fees	58	27	(31)	-115%
Non-cash issuance of common stock and warrants for services	46	64	18	28%
Non-cash stock-based compensation, employees	315	180	(135)	-75%
Bad debt expense	23	-	(23)	-100%
Depreciation and amortization expense	17	22	5	23%
OPERATING (LOSS)	(156)	(360)	204	57%

OTHER INCOME (EXPENSE):
Loss on derivative instrument liabilities	-	(26)	26	100%
Interest expense	(28)	(26)	(2)	-8%
Total other income (expense), net	(28)	(52)	24	-46%

(LOSS) FROM CONTINUING OPERATIONS	(184)	(412)	228	-55%

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	-	1,652	(1,652)	100%
INCOME FROM DISCONTINUED OPERATIONS	-	1,652	(1,652)	100%

NET INCOME (LOSS)	$(184)	$1,240	$(1,424)	-115%
LESS: PREFERRED DIVIDEND	(2)	(23)	21	91%

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	($186)	$1,217	($1,403)	-115%

Three Months ended October 31, 2006 Compared to Three Months ended October 31, 2005

Operating Revenues. Consolidated operating revenues increased 181% between periods from $2,322,000 for the quarter ended October 31, 2005 to $6,532,000 for the quarter ended October 31, 2006.

Carrier services revenue increased $4,204,000, or 184% from the quarter ended October 31, 2005 to the quarter ended October 31, 2006. Our carrier traffic increased from approximately 48,512,000 minutes in the first quarter of fiscal 2005 to approximately 105,210,000 minutes in the quarter ended October 31, 2006. The increase in revenue and carrier traffic can mainly be attributed to an increase in customers over the last twelve months.

Communication services revenue increased approximately 50% or $11,000 from the quarter ended October 31, 2005 to the quarter ended October 31, 2006. The increase in communication services revenue is primarily due to a management contract entered into with one of our customers providing $2,500 of additional monthly revenue.

Network services revenue decreased approximately 56% or $5,000 from the quarter ended October 31, 2005 to the quarter ended October 31, 2006. The decrease in network services revenue is primarily due to the decrease in network services customers. We provide network services to only one customer.

Cost of Services. (Exclusive of depreciation and amortization). The consolidated cost of services increased by $3,779,000 or 169% from the quarter ended October 31, 2005 to the quarter ended October 31, 2006. The increase in cost of services is a direct result of the increase in carrier services revenue. As mentioned above, our carrier traffic increased from approximately 48,512,000 minutes in the first quarter of fiscal 2005 to approximately 105,210,000 minutes in the quarter ended October 31, 2006, thus increasing our cost of services between quarters. Consolidated cost of services, as a percentage of revenue decreased from 96% during the quarter ended October 31, 2005 to 92% during the quarter ended October 31, 2006. Additionally, as a result of the increase in total revenue our gross profits increased from $82,000 during the quarter ended October 31, 2005 to $513,000 during the quarter ended October 31, 2006.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees, non-cash stock compensation to employees and common stock and warrants for services). SG&A expenses increased $61,000, or 41% from the quarter ended October 31, 2005 to the quarter ended October 31, 2006. The increase is primarily attributable to an increase in salaries and wages and consulting fees of approximately $23,000 as a result of the hiring of two new employees and the increase in bank fees and accounts receivable factoring fees of approximately $18,000 during the quarter ended October 31, 2006.

Legal and professional fees. Legal and professional fees increased $31,000, or 115% from the quarter ended October 31, 2005 to the quarter ended October 31, 2006. The increase is attributable to the recognition of approximately $31,000 in professional fees associated with the evaluation of derivative instruments and restructuring of debt. We did not incur these types of expenses during the quarter ended October 31, 2005.

Non-cash issuance of common stock and warrants for services. Non-cash issuance of common stock and warrants for services decreased by $18,000 from the quarter ended October 31, 2005 to the quarter ended October 31, 2006. The decrease is primarily due to recognition during the quarter ended October 31, 2005 of approximately $25,000 in non-cash compensation expense associated with consulting agreements entered into with certain individual and legal services paid in common stock during the quarter.

Non-cash stock-based compensation, employees. Non-cash compensation expense to employees increased by $135,000 from the quarter ended October 31, 2005 to the quarter ended October 31, 2006. The increase is attributed to the recognition during the quarter ended October 31, 2006 of approximately $315,000 of non-cash compensation expense associated with the stock grants and stock options to our employees and directors. We incurred $180,000 of non-cash compensation expense associated with the stock grants to our employees and directors issued during the quarter ended October 31, 2005.

Bad debt expense. Bad debt expense increased by $23,000 from the quarter ended October 31, 2005 to the quarter ended October 31, 2006. During the quarter ended October 31, 2006 we recognized $23,000 in bad debt expense. We did not recognize any bad debt expense during the first quarter of fiscal 2006.

Depreciation and amortization. Depreciation and amortization decreased by $5,000 or 23% from the quarter ended October 31, 2005 to the quarter ended October 31, 2006. The decrease is attributed to the full amortization during the fiscal 2006 of the initial installation and maintenance of the Nextone Soft-switch.

Operating loss. The Company’s operating loss decreased by $204,000 or 57% from the quarter ended October 31, 2005 to the quarter ended October 31, 2006. The decrease in operating loss is attributed to the increase between quarters in gross profit margin of approximately $431,000. The increase in gross profit margin was offset by the increase of approximately $135,000 in non-cash compensation expense, increase of approximately $31,000 in legal and professional fees and an increase of approximately $61,000 in selling, general and administrative expenses during the quarter ended October 31, 2006.

Gain (loss) on derivative instruments liabilities, net. The Company recognized a loss on derivative instruments of $26,000 during the quarter ended October 31, 2005. No gain or loss was recognized during the quarter ended October 31, 2006. The decrease is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. Due to the elimination of certain conversion features and derivative instruments, ATSI has no derivative liabilities at the end the current period.

Interest expense. Interest expense increased by $2,000 from the quarter ended October 31, 2005 to the quarter ended October 31, 2006. The increase can be attributed to the increase of approximately $9,000 associated with the note payable and the accounts receivable credit facility with CSI Business Finance, Inc. Additionally, during the quarter ended October 31, 2006, we recognized $7,500 of interest expense associated with the long term Note Payable and we also recognized approximately $7,500 of interest expense associated with the Convertible Debentures.

Income (loss) from continuing operations. Net loss from continuing operations declined by $228,000. The decrease is attributed to the increase between quarters in gross profit margin of approximately $431,000. The increase in gross profit margin were offset by the increase of approximately $135,000 in non-cash compensation expense, increase of approximately $31,000 in legal and professional fees and an increase of approximately $61,000 in selling, general and administrative expenses during the quarter ended October 31, 2006.

Income from discontinued operations. During the quarter ended October 31, 2005 we recognized a gain on disposal of discontinued operations of $1,652,000. The gain on disposal of discontinued operations arose from the sale of ATSI’s ownership in ATSIMex Personal S.A de C.V. Under the share purchase agreement the buyer acquired the total ownership and assumed all related liabilities in this entity of $1,652,000 and as a result we recognized a gain of $1,652,000. We did not report a gain on discontinued operations during the first quarter of fiscal 2007.

Preferred stock dividends. Preferred stock dividends decreased by $21,000 or 91% between periods, from $23,000 for the quarter ended October 31, 2005 to $2,000 during the quarter ended October 31, 2006. The decrease in preferred dividend during the quarter ended October 31, 2006 is mainly attributed to an adjustment in dividend associated with the conversion of 833,392 shares of Redeemable Preferred Series H into 1,236,994 shares of common stock.

Net income (loss) applicable to common stockholders. Net loss applicable to common stockholders increased by $1,403,000. The increase in net loss applicable to common stockholders is attributed to the gain on disposal of discontinued operations of approximately $1,652,000 in the prior period and the increase of approximately $135,000 in non-cash compensation expense, the increase of approximately $31,000 in legal and professional fees and an increase of approximately $61,000 in selling, general and administrative expenses during the quarter ended October 31, 2006. These increases were slightly offset between quarters by the increase in gross profit margin of approximately $431,000.

Liquidity and Capital Resources

Cash Position: Net cash provided by operating activities during the quarter ended October 31, 2006, was approximately $180,000, attributable to improved operating results from an increase in gross margins offset by working capital changes.

Investing activities during the quarter ended October 31, 2006, consumed $12,000 associated with the acquisition of various monitors, equipment and furniture. Financing activities during the quarter ended October 31, 2006, generated $352,000 in cash. This cash was primarily generated from proceeds of advances from shareholders of $408,000 and cash proceeds of $35,000 from the exercise of 150,000 warrants. These cash proceeds were offset by the $90,000 of principal payments associated with a related party note payable and $1,000 associated with the principal payments under capital leases. Overall, our net operating, investing and financing activities during the quarter ended October 31, 2006 provided an increase of $520,000 in cash. We had a cash balance of $556,000 as of October 31, 2006.

Our current cash expenses are expected to be approximately $70,000 per month, including wages, rent, utilities, litigation fees and corporate professional fees. We are currently generating sufficient cash from operations to cover all monthly cash expenses, but we cannot predict if, over the next twelve months, we will continue to generate sufficient cash from operations to cover all of our cash expenses. We intend to cover our initial monthly cash expenses with our available cash from operations and advances received from shareholders. We expect to continue conserving cash resources by paying executive compensation, fees for certain consultants and professional services with shares of our common stock. Furthermore, we will continue to pursue additional debt and equity financings to fund continued growth and increase our cash reserves. However, we presently do not have a definitive agreement in place to obtain such financing. Any additional debt or equity financing may not be available in sufficient amounts or on acceptable terms. If such financing is not available in sufficient amounts or on acceptable terms, the Company's operational results and financial condition may be adversely affected.

We are not presently paying quarterly interest and dividends on our outstanding convertible debentures. However, we have continued to accrue dividends and interest on such debentures. The increase in accrued liabilities related to the dividends and interest in arrears contributed approximately $36,000 in cash flow savings during the quarter ended October 31, 2006.

Our working capital deficit was $3,017,000 as of the quarter ended October 31, 2006. This represents an increase of approximately $217,000 from our working capital deficit at July 31, 2006. The increase can primarily be attributed to the reclassification from long term to current of the Torres and Kause note payable of $500,000. The reclassification occurred as a result of the note payable becoming a current liability; this note matures in October 2007.

Ongoing operations

We generated sufficient income from operations to cover our operating expenses during the quarter ended October 31, 2006. However, we believe that based on our limited access to capital resources and our current cash balances, financial resources may not be available to support our ongoing operations for the next twelve months. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to continue generating sufficient income from operations to cover our operating expense and our ability to obtain capital resources to support expansion.

During the quarter ended October 31, 2006, we received $408,000 from advances from shareholders and $35,000 from the exercise of warrants. These funds, along with funds generated from sales, allowed us to cover our operating expenses and other corporate expenses during the quarter ended October 31, 2006. Additionally, on November 3, 2006, we entered into a factoring agreement with CCA Financial Services, Inc. Under the agreement, CCA Financial Services committed to purchase up to $1,000,000 of ATSI’s monthly receivables. As our ongoing operations require, we will factor our receivables under this new agreement. As of date of this filing, we did not have any outstanding factored receivables under this agreement.

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

ITEM 1. LEGAL PROCEEDINGS

On October 31, 2002, we filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of our Series D and E Redeemable Preferred Stock, for, among other things, stock fraud and manipulation. On July 9, 2004, we filed a separate but related lawsuit in the same court against Sam Levinson and Uri Wolfson. On February 25, 2005, Judge Lewis A. Kaplan issued a memorandum opinion and order dismissing the complaint in the first action as to all defendants with prejudice. A judgment was entered in that action on September 8, 2005. We appealed that judgment on September 20, 2005 to the United States Court of Appeals for the Second Circuit. On April 27, 2005, the court entered a final judgment dismissing the second action with prejudice based on the February 25, 2005 decision in the first action. On May 25, 2005, we appealed the dismissal of the second action to the United States Court of Appeals for the Second Circuit. The defendants' briefs were filed in both appeals on March 29, 2006, and our reply briefs were filed on May 12, 2006. Our attorneys presented their argument for the appeal on November 29, 2006. Currently we cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

On April 13, 2006, ATSI filed suit in a state District Court in Bexar County, Texas and obtained injunctive relief against former ATSI consultant Diane Huth and John Highland. The lawsuit involves a dispute relating to who has prior claim and rightful ownership of the trade name "Telefamilia," which Defendants had undertaken to trademark for their own purposes. Defendants have filed an answer denying any liability. Temporary Injunctive relief was granted preserving ATSI's claims to such trade name. Currently, the suit is pending and no depositions have been taken and no trial date has been set. Currently we cannot predict the outcome of this litigation or the financial impact on our ongoing operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of October 31, 2006, the Company was in arrears with respect to the declaration of the following dividends payable on outstanding shares of its Preferred Stock:

Series A Cumulative Preferred Stock	$191,000
Series D Cumulative Preferred Stock	296,000
TOTAL	$487,000

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

(a) Exhibits: The following documents are filed as exhibits to this report.

Exhibit
Number	Description

4.1	Secured Promissory Note and Security Agreement dated November 3, 2006 between ATSI Communications, Inc. and CCA Financial Services, Inc.

10.1	Factoring Agreement dated November 3, 2006 between ATSI Communications, Inc. and CCA Financial Services, Inc.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC.
(Registrant)

Date: December 14, 2006	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer

Date: December 14, 2006	By:	/s/ Antonio Estrada
	Name:	Antonio Estrada
	Title:	(Principal Accounting and Principal Financial Officer)