Form 10QSB
period 2007-01-31
ATSI COMMUNICATIONS INC/DE
filed 2007-03-19
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

Commission File Number 001-15687

ATSI COMMUNICATIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	74-2849995 (IRS Employer Identification No.)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of March 15, 2007

Common Stock, $.001 par	23,585,757

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED JANUARY 31, 2007

INDEX

PART I. FINANCIAL INFORMATION				Page

Item	1	.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of January 31, 2007 and July 31, 2006			3
	Consolidated Statements of Operations for the Three and Six Months
	Ended January 31, 2007 and 2006			4
	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months
	Ended January 31, 2007 and 2006			5
	Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2007 and 2006			6
	Notes to Consolidated Financial Statements			7

Item	2	.	Management’s Discussion and Analysis Of Financial Condition and Results of Operations	10

Item	3	.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item	1	.	Legal Proceedings	17

Item	2	.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item	3	.	Default Upon Senior Securities	18

Item	4	.	Submission of Matters to a Vote of Security Holders	18

Item	5	.	Other Information	18

Item	6	.	Exhibits	18

i

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	January 31,	July 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$786	$36
Accounts receivable, net of allowance for bad debt of $47 and $0, respectively	746	621
Prepaid & other current assets	38	33
Total current assets	1,570	690

PROPERTY AND EQUIPMENT	297	284
Less - accumulated depreciation	(220)	(182)
Net property and equipment	77	102

Total assets	$1,647	$792

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$705	$676
Accounts payable, related parties	42	42
Line of credit, CSI Business Finance	-	150
Accrued liabilities	1,868	2,389
Current portion of obligation under capital leases	3	3
Notes payable	1,251	50
Notes payable, related party	16	106
Convertible debentures	116	74
Total current liabilities	4,001	3,490

LONG-TERM LIABILITIES:
Notes payable	-	500
Convertible debentures	196	234
Obligation under capital leases, less current portion	5	6
Other	4	4
Total long-term liabilities	205	744
Total liabilities	4,206	4,234

STOCKHOLDERS' DEFICIT:
Series A Cumulative Convertible Preferred Stock, $0.001, 50,000 shares authorized, 0 and 2,750 shares
issued and outstanding, respectively	-	-
Series D Cumulative Preferred Stock, $0.001, 3,000 shares authorized, 742 shares issued and outstanding	1	1
Series E Cumulative Preferred Stock, $0.001, 10,000 shares authorized, 1,170 shares issued and outstanding	1	1
Series H Convertible Preferred Stock, $0.001, 16,000,000 shares authorized, 9,060,521 and 11,802,353 shares
issued and outstanding, respectively	9	12
Common stock, $0.001 par value, 150,000,000 shares authorized, 22,042,169 and 16,444,768 shares
issued and outstanding, respectively	22	16
Additional paid in capital	69,801	68,775
Accumulated deficit	(72,394)	(72,248)
Other comprehensive income	1	1
Total stockholders' deficit	(2,559)	(3,442)
Total liabilities and stockholders' deficit	$1,647	$792

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2007	2006	2007	2006
OPERATING REVENUES:
Carrier services	$7,041	$2,913	$13,536	$5,205
Communication services	27	29	60	52
Network services	5	5	9	13
Total operating revenues	7,073	2,947	13,605	5,270

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	6,509	2,769	12,528	5,009
Selling, general and administrative expense (exclusive of legal and professional fees)	380	224	954	625
Legal and professional fees	59	55	115	75
Bad debt expense	25	-	47	-
Depreciation and amortization expense	21	26	38	48
Total operating expenses	6,994	3,074	13,682	5,757

OPERATING INCOME (LOSS)	79	(127)	(77)	(487)

OTHER INCOME (EXPENSE):
Loss on derivative instrument liabilities	-	(69)	-	(95)
Debt forgiveness income	-	38	-	38
Interest expense	(41)	(28)	(69)	(54)
Total other income (expense), net	(41)	(59)	(69)	(111)

INCOME (LOSS) FROM CONTINUING OPERATIONS	38	(186)	(146)	(598)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	-	-	-	1,652
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	1,652

NET INCOME (LOSS)	$38	$(186)	$(146)	$1,054
LESS: PREFERRED DIVIDEND	(19)	(36)	(38)	(59)
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	211	-	228	-

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$230	$(222)	$44	$995

BASIC INCOME (LOSS) PER SHARE:
From continuing operations	$0.01	$(0.02)	$0.00	$(0.06)
From discontinued operations	-	-	-	0.14
Total	$0.01	$(0.02)	$0.00	$0.08

DILUTED INCOME (LOSS) PER SHARE
From continuing operations	$0.01	$(0.02)	$0.00	$(0.06)
From discontinued operations	-	-	-	0.14
Total	$0.01	$(0.02)	$0.00	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	19,962,710	12,927,793	18,766,060	11,936,566
DILUTED	32,420,096	12,927,793	31,223,446	11,936,566

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2007	2006	2007	2006

Net income (loss) to common stockholders	$230	$(222)	$44	$995

Foreign currency translation adjustment	-	-	-	-

Comprehensive income (loss) to common stockholders	$230	$(222)	$44	$995

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended January 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(146)	$1,054
Adjustments to reconcile net loss to cash used in operating activities:
Gain in disposal of investment	-	(1,652)
Depreciation and amortization	38	48
Issuance of stock grants and options, employees for services	370	180
Issuance of common stock and warrants for services	23	126
Provisions for losses on accounts receivables	47	-
Loss on derivative instrument liabilities	-	95
Amortization of discount on debt	5	-
Changes in operating assets and liabilities:
Accounts receivable	(172)	(108)
Prepaid expenses and other	(5)	24
Accounts payable	(122)	146
Accrued liabilities	64	33
Net cash provided / (used) in operating activities	102	(54)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(13)	(4)
Net cash used in investing activities	(13)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	250	50
Payments on notes payable, related party	(90)	-
Payments on notes payable	(212)	-
Advances from shareholders	663	-
Proceeds from factoring line of credit	-	150
Processing fees, factoring line of credit	-	(26)
Proceeds from the exercise of stock options	16	-
Proceeds from the exercise of warrants	35	46
Principal payments on capital lease obligation	(1)	(1)
Net cash provided by financing activities	661	219

INCREASE IN CASH	750	161
CASH AND CASH EQUIVALENTS, beginning of period	36	29

CASH AND CASH EQUIVALENTS, end of period	$786	$190

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$34	$7

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$15	$115
Conversion of preferred stock to common stock	381	92
Fair value of derivatives transferred to equity	-	22
Preferred stock dividends	38	59
Reversal of previously recorded preferred stock dividend	(228)	-

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2006, as reported in Form 10-KSB filed on November 1, 2006, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ATSI incurred net loss from operations of $146,000 and net loss from operation of $598,000 during the six months ended January 31, 2007 and 2006, respectively, has an accumulated deficit of $72 million and a working capital deficit of $2,545,000 (including $1,367,000 of accrued liabilities for common shares issuable in connection with Series H Convertible Preferred Stock) as of January 31, 2007. These conditions create doubt as to ATSI’s ability to continue as a going concern. In order to remain a going concern, ATSI anticipates it will generate positive cash flows from its operations and/or generate cash from debt or equity offerings. There is no assurance that ATSI will be able to continue generating positive cash flows from its operations or obtain funding to remain as a going concern. Management plans to continue to improve its financial position through the growth of its operations subject to its capital limitations. The Company’s ability to continue as a going concern is dependent upon the ongoing support of its stockholders and customers. The Company’s ability to continue generating sufficient income from operations to cover its operating expense and its ability to obtain capital resources to support expansion. The financial statements do not include any adjustments that might be necessary if ATSI is unable to continue as a going concern.

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

The following table illustrates the effect on net loss and net loss per share if ATSI had applied the fair value provisions of FASB Statement No. 123R, to stock-based employee compensation:

	Three months ended January 31,		Six months ended January 31,
	2007	2006	2007	2006

Net income (loss) to common
shareholders, as reported	$230,000	($222,000)	$44,000	$995,000
Add: stock based compensation determined
under intrinsic value based method	-	-	-	-
Less: stock based compensation determined
under fair value based method	-	-	-	(281,499)

Pro forma net income (loss) to common stockholders	$230,000	($222,000)	$44,000	$713,501

Basic net income (loss) per common share:
As reported	$0.01	($0.02)	$0.00	$0.08
Pro forma	$0.01	($0.02)	$0.00	$0.06

Diluted net income (loss) per common share:
As reported	$0.01	($0.02)	$0.00	$0.08
Pro forma	$0.01	($0.02)	$0.00	$0.06

NOTE 4 - STOCK-BASED COMPENSATION

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

The issuances under the “2005 Stock Compensation Plan” during the six months ended January 31, 2007 are:

- ATSI granted 1,345,000 options to purchase common stock to its employees and board directors with an exercise price of $0.21 per share, the closing price of ATSI’s common stock on the grant date, September 25, 2006. One third of the options vested immediately at the issuance date and the remaining two-thirds will vest equally over a period of two years. Under the fair value option method, ATSI recognized $71,000 of compensation expense associated with the vested options at the date of grant. ATSI will recognize the remaining $142,000 of non-cash compensation expense related to un-vested options over the service period.

- ATSI issued 980,000 shares of common stock to its employees and directors for services. See Note 6 for details.

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	80%
Risk-free interest rate	4.51%
Expected life of options	7 years

A summary of the options as of January 31, 2007 and the changes during the six months ended January 31, 2007 is presented below:

			Weighted-average
		Weighted-average	remaining contractual
2005 Stock Compensation Plan	Options	exercise price	term (years)

Outstanding at July 31, 2006	4,354,000	$0.16	9.0

Granted	1,345,000	0.21	9.0
Exercised	(100,000)	0.16	-

Outstanding at January 31, 2007	5,599,000	0.17	9.0

Exercisable at January 31, 2007	2,937,000	$0.17	9.0

NOTE 5 - DEBT

On November 3, 2006, ATSI entered into a note payable in the amount of $250,000 with CCA Financial Services, Inc. This note bears an annual interest rate of 16%, provides for eleven principal and interest payments of $7,807 each month and a final payment at maturity of $200,000, secured by ATSI’s equipment, deposit accounts and accounts receivables and matures on November 3, 2007. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties. In connection with the transaction ATSI paid an application, legal and documentation fee of $7,500.

On November 3, 2006, ATSI also entered into an accounts receivable factoring agreement with CCA Financial Services, Inc. Under the agreement, CCA Financial Services committed to purchase up to $1,000,000 of ATSI’s accounts receivables. The factoring agreement is for twelve months, ATSI can terminate this agreement at its sole discretion at any time, subject to a $10,000 early termination fee. The factoring rate ranges from 1.00%-1.25% per factored amount. The accounts receivable factoring agreement is secured by ATSI’s accounts receivables. As of January 31, 2007, ATSI did not have any outstanding factored receivables under this agreement.

On November 28, 2006, ATSI entered into various notes payable with accredited investors for net proceeds of $514,600. These promissory notes mature on May 28, 2007 and an annual interest rate of 12%. These notes are part of a private placement offering for the sale of ATSI’s common stock.

NOTE 6 - COMMON STOCK

During the six months ended January 31, 2007:

- ATSI issued 89,585 of its common shares valued at $23,500 for legal and consulting services rendered by various individuals during this period.

- ATSI issued 4,095,588 common shares associated with the conversion of 2,739,121 shares of Series H Convertible Preferred Stock.

- ATSI issued 111,909 common shares associated with the conversion of 2,750 shares of Series A Convertible Preferred Stock.

- ATSI issued 150,000 shares of common stock related to the exercise of warrants and received proceeds of $34,500.

- ATSI issued 66,116 shares of its common stock to Richard Benkendorf as a payment of $15,229 associated with the settlement agreement between ATSI and Mr. Benkendorf.

- ATSI issued 980,000 shares of common stock to its employees and directors for services. ATSI recorded compensation expense of $206,000 in its statement of operations for the aggregate market value of the stock at the date of issuance.

- ATSI issued 100,00 shares of common stock related to the exercise of stock options by one of its employees and received proceeds of $16,000.

NOTE 7 - PREFERRED STOCK DIVIDEND

During the six months ended January 31, 2006 ATSI recognized a reversal of previously recorded accrued dividend of $228,000. This reversal of the previously recorded accrued dividend occurred as a result of the conversion into common stock of 2,750 shares of Series A Convertible Preferred Stock and 2,739,121 shares of Series H Convertible Preferred Stock. At the time of conversion of these securities the market price of ATSI’s stock was higher than at the time of issuance of the securities. As a result, a reversal of preferred dividends was recognized during the period.

NOTE 8 - SUBSEQUENT EVENTS

On February 1, 2007, ATSI notified the holders of the $514,600 notes payable of its intent to convert the outstanding principal and interest into common stock. The conversion price was set by the Company at $0.22 per share, which is approximately 80% of the market price at February 1, 2007. As a result, ATSI will issue 2,332,781 common shares and recognize $130,580 in discount from the beneficial conversion feature at the time of the issuance. Additionally, ATSI will issue 234,000 of its common stock with a fair value of $51,460 for services provided by the placement agents. The common stock to be issued as a result of the conversion of notes payable will not be registered under the Securities Act of 1933.

On February 7, 2007, ATSI paid off its $16,000 note payable with Mr. John Fleming, a director of ATSI.

On March 5, 2007, ATSI announced that the Company will redeem all shares of its outstanding Series H Convertible Preferred Stock on and as of April 26, 2007 (the “Redemption Date”) for one (1) fully paid and non-assessable share of the Company’s common stock, $.001 par value per share. As of March 5, 2007, ATSI had 8,905,940 Series H Convertible Preferred Stock outstanding.

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

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and six months ended January 31, 2007 and 2006. As used in this section, the term “fiscal 2007” means the year ending July 31, 2007 and “fiscal 2006” means the year ended July 31, 2006.

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

Communication Services: We provide retail local phone service and international VoIP long distance service to the U.S. Hispanic market throughout Texas, mainly in the Rio Grande Valley. Our local phone service includes access to a landline and value-added services such a caller ID and call waiting. These services are offered to our customers on both a prepaid and postpaid basis. Additionally, we provide prepaid domestic and long-distance services through our prepaid VoIP network platform. Customers access this platform and complete the call by using their local phone number as a “PIN” or personal identification number.

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

Results of Operations

The following table sets forth certain items included in our results of operations in thousands of dollar amounts and variances between periods for the three month and six month periods ended January 31, 2007 and 2006.

	Three months ended January 31,				Six months ended January 31,
	2007	2006	Variances	%	2007	2006	Variances	%
OPERATING REVENUES:
Carrier services	$7,041	$2,913	$4,128	142%	$13,536	$5,205	$8,331	160%
Communication services	27	29	(2)	-7%	60	52	8	15%
Network services	5	5	-	0%	9	13	(4)	-31%
Total operating revenues	7,073	2,947	4,126	140%	13,605	5,270	8,335	158%

Cost of services (exclusive of depreciation and amortization, shown below)	6,509	2,769	(3,740)	-135%	12,528	5,009	(7,519)	-150%
Selling, general and administrative expense (exclusive of legal and professional fees)	380	224	(156)	-70%	954	625	(329)	-53%
Legal and professional fees	59	55	(4)	-7%	115	75	(40)	-53%
Bad debt expense	25	-	(25)	-100%	47	-	(47)	-100%
Depreciation and amortization expense	21	26	5	19%	38	48	10	21%
OPERATING INCOME (LOSS)	79	(127)	206	162%	(77)	(487)	410	84%

OTHER INCOME (EXPENSE):
Loss on derivative instrument liabilities	-	(69)	69	100%	-	(95)	95	100%
Debt forgiveness income	-	38	(38)	-100%	-	38	(38)	-100%
Interest expense	(41)	(28)	(13)	-46%	(69)	(54)	(15)	-28%
Total other income (expense), net	(41)	(59)	18	31%	(69)	(111)	42	38%

INCOME (LOSS) FROM CONTINUING OPERATIONS	38	(186)	224	120%	(146)	(598)	452	76%

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	-	-	-	-	-	1,652	(1,652)	-100%
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	-	-	1,652	(1,652)	-100%

NET INCOME (LOSS)	$38	$(186)	$224	120%	$(146)	$1,054	$(1,200)	-114%
LESS: PREFERRED DIVIDEND	(19)	(36)	17	47%	(38)	(59)	21	36%
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	211	-	211	100%	228	-	228	100%

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$230	$(222)	$452	204%	$44	$995	$(951)	-96%

Three Months ended January 31, 2007 Compared to Three Months ended January 31, 2006

Operating Revenues. Consolidated operating revenues increased 140% between periods from $2,947,000 for the quarter ended January 31, 2006 to $7,073,000 for the quarter ended January 31, 2007.

  Carrier services revenue increased $4,128,000, or 142% from the quarter ended January 31, 2006 to the quarter ended January 31, 2007. Our carrier traffic increased 58 % from approximately 62,921,500 minutes in the second quarter of fiscal 2006 to approximately 99,343,000 minutes in the quarter ended January 31, 2007. The increase in revenue and carrier traffic can mainly be attributed to an increase in customers over the last twelve months.

Communication services revenue decreased approximately 7% or $2,000 from the quarter ended January 31, 2006 to the quarter ended January 31, 2007. The decrease in communication services revenue is primarily due to a decrease in retail customers from 150 during the quarter ended January 31, 2006 to 123 during the quarter ended January 31, 2007.

  Network services revenue was comparable between quarters at $5,000.

Cost of Services (Exclusive of depreciation and amortization). The consolidated cost of services increased by $3,740,000 or 135% from the quarter ended January 31, 2006 to the quarter ended January 31, 2007. The increase in cost of services is a direct result of the increase in carrier services revenue. As mentioned above, our carrier traffic increased from approximately 62,921,500 minutes in the second quarter of fiscal 2006 to approximately 99,343,000 minutes in the quarter ended January 31, 2007, thus increasing our cost of services between quarters. Consolidated cost of services, as a percentage of revenue decreased from 94% during the quarter ended January 31, 2006 to 92% during the quarter ended January 31, 2007. Additionally, as a result of the increase in total revenue our gross profits increased from $178,000 during the quarter ended January 31, 2006 to $564,000 during the quarter ended January 31, 2007.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased $156,000, or 70% from the quarter ended January 31, 2006 to the quarter ended January 31, 2007. The increase is primarily attributable to an increase in salaries of $86,000 as a result of the hiring of two new employees and bonuses paid to officers, increase in consulting fees of approximately $29,000 and the increase in bank fees and accounts receivable factoring fees of approximately $12,000 during the quarter ended January 31, 2007. Additionally, non-cash issuance of common stock and warrants for services decreased by $53,000 from the quarter ended January 31, 2006 to the quarter ended January 31, 2007. The decrease is primarily due to recognition during the quarter ended January 31, 2006 of approximately $28,000 in non-cash compensation expense associated with consulting agreements entered into with certain individuals and legal services paid in common stock during the quarter. And, non-cash compensation expense to employees increased by $55,000 from the quarter ended January 31, 2006 to the quarter ended January 31, 2007. The increase is attributed to the recognition during the quarter ended January 31, 2007 of approximately $55,000 of non-cash compensation expense associated with the stock options issued to employees and directors recorded under the adopted of FAS-123R, Modified Stock based Compensation. We did not incur this type of expense during the quarter ended January 31, 2006.

Legal and professional fees. Legal and professional fees increased $4,000, or 7% from the quarter ended January 31, 2006 to the quarter ended January 31, 2007. The increase is attributable to the recognition of approximately $8,000 in professional fees associated with the preparation of various notes payable and restructuring of debt. We did not incur these types of expenses during the quarter ended January 31, 2006.

Bad debt expense. Bad debt expense increased by $25,000 from the quarter ended January 31, 2006 to the quarter ended January 31, 2007. During the quarter ended January 31, 2007 we recognized $25,000 in bad debt expense. We did not recognize any bad debt expense during the second quarter of fiscal 2006.

Depreciation and amortization. Depreciation and amortization decreased by $5,000 or 19% from the quarter ended January 31, 2006 to the quarter ended January 31, 2007. The decrease is attributed to the full amortization during fiscal 2006 of the initial installation and maintenance of the Nextone Soft-switch.

Operating income (loss). The Company’s operating income increased by $206,000 or 162% from the quarter ended January 31, 2006 to the quarter ended January 31, 2007. The increase in operating income is attributed to the increase between quarters in gross profit margin of approximately $386,000. The increase in gross profit margin was offset by the increase of approximately $156,000 in selling, general and administrative expenses due to an increase of $53,000 non-cash issuance of common stock for services. And an increase of $55,000 in non-cash stock-based compensation to employees during the quarter ended January 31, 2007.

Gain (loss) on derivative instruments liabilities, net. The Company recognized a loss on derivative instruments of $69,000 during the quarter ended January 31, 2006. No gain or loss was recognized during the quarter ended January 31, 2007. The decrease is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. Due to the elimination of certain conversion features and derivative instruments, ATSI has no derivative liabilities at the end the current period.

Debt forgiveness income. Debt forgiveness income decreased by $38,000 from the quarter ended January 31, 2006 to the quarter ended January 31, 2007. The decrease is primarily due to the recognition during the quarter ended January 31, 2006 of $38,000 in debt forgiveness income associated with the settlement of debt for the issuance of common stock. This transaction was related to the settlement of $49,000 in debt with a consultant, this debt was incurred during fiscal 2000 and associated with the commissions incurred as part of the acquisition of the concession license in Mexico. The debt forgiveness income was based on the difference between the market price of ATSI’s equity at the time of issuance and the market price calculated at the time of the settlement of the debt.

Interest expense. Interest expense increased by $13,000 from the quarter ended January 31, 2006 to the quarter ended January 31, 2007. The increase can be attributed to the interest of approximately $13,000 associated with a note payable and accounts receivable credit facility with CCA Financial Services.

Income (loss) from continuing operations. Net income from continuing operations increased by $224,000. The increase in operating income is attributed to the increase between quarters in gross profit margin of approximately $386,000. The increase in gross profit margin and other income were offset by the increase of approximately $156,000 in selling, general and administrative expenses due to an increase of $55,000 in non-cash stock-based compensation to employees. And an increase in bad debt expense of $25,000 and an increase in interest expense of $13,000.

Preferred stock dividends. Preferred stock dividends decreased by $17,000 or 47% between periods, from $36,000 for the quarter ended January 31, 2006 to $19,000 during the quarter ended January 31, 2007. The decrease in preferred dividends during the quarter ended January 31, 2007 is mainly attributed to decrease in dividends associated with Series A Convertible Preferred Stock and Series H Convertible Preferred Stock.

Reversal of previously recorded preferred stock dividends. During the quarter ended January 31, 2007 we recognized a reversal of previously recorded dividend expense of $211,000, this reversal occurred as result of the conversion into common stock of 2,750 shares of Series A Convertible Preferred Stock and 1,905,729 shares of Series H Convertible Preferred Stock. At the time of conversion of these securities the market price of ATSI’s stock was higher than at the time of issuance of the securities. As a result, a reversal of preferred dividends was recognized during the period.

Net income (loss) applicable to common stockholders. Net income applicable to common stockholders increased by $452,000. The increase in net income applicable to common stockholders is attributed to the increase between quarters in gross profit margin of approximately $386,000 and a reversal of previously recorded preferred stock divided of approximately $211,000. The increase in gross profit margin, other income and decrease in dividend expense were offset by the increase of approximately $156,000 in selling, general and administrative expenses due to an increase of $55,000 in non-cash stock-based compensation to employees. And increase in dab debt expense of $25,000 and an increase in interest expense of $13,000.

Six Months ended January 31, 2007 Compared to Six Months ended January 31, 2006

Operating Revenues. Consolidated operating revenues increased 158% between periods from $5,270,000 for the six months ended January 31, 2006 to $13,605,000 for the six months ended January 31, 2007.

Carrier services revenues increased $8,331,000, or 160% from the six months ended January 31, 2006 to the six months ended January 31, 2007. Our carrier traffic increased 84% from approximately 111,433,832 minutes in the six months ended January 31, 2006 to approximately 204,556,730 minutes in the six months ended January 31, 2007. The increase in revenue and carrier traffic can mainly be attributed to increase in customers during fiscal 2007 compared to fiscal 2006.

Communication services revenue increased approximately 15% or $8,000 from the six months ended January 31, 2006 to the six months ended January 31, 2007. The increase in communication services revenue is primarily due to an increase in average revenue per customer due to seasonality of the business.

Network services revenues decreased approximately 31% or $4,000 from the six months ended January 31, 2006 to the six months ended January 31, 2007. The decrease in network services revenue is primarily due to the decrease in network services customers.

Cost of Services. (Exclusive of depreciation and amortization) The consolidated cost of services increased by $7,519,000 or 150% from the six months ended January 31, 2006 to the six months ended January 31, 2007. The increase in cost of services is a direct result of the increase in carrier services revenue. As mentioned above, our carrier traffic increased 84% from approximately 111,433,832 minutes in the six months ended January 31, 2006 to approximately 204,556,730 minutes in the six months ended January 31, 2007, thus increasing our cost of services between periods. Consolidated cost of services as a percentage of sales decreased from 95% in the six months of fiscal 2006 to 92% in the six months of fiscal 2007. Additionally, as a result of the increase in total revenue our gross profits increased from $261,000 during the six months ended January 31, 2006 to $1,077,000 during the six months ended January 31, 2007.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased $329,000, or 53% from the six months ended January 31, 2006 to the six months ended January 31, 2007. The increase is primarily attributable to an increase in salaries and wages of approximately $125,000 as a result of the hiring of two new employees and bonuses paid to officers, increase in consulting fees of approximately $52,000 and an increase in bank fees and accounts receivable factoring fees of approximately $22,000 during the six months ended January 31, 2007. Furthermore, non-cash issuance of common stock and warrants for services decreased by $68,000 from the six months ended January 31, 2006 to the six months ended January 31, 2007. The decrease is primarily due to recognition during the six months ended January 31, 2006 of approximately $35,000 in non-cash compensation expense associated with consulting agreements entered into with certain individual and legal services paid in common stock during the period. We did not incur these types of expenses during the six months ended January 31, 2007. And, non-cash compensation expense to employees increased by $190,000 from the six months ended January 31, 2006 to the six months ended January 31, 2007. The increase is attributed to the recognition during the six months ended January 31, 2007 of approximately $164,000 of non-cash compensation expense associated with the stock options issued to employees and directors recorded under the adopted of FAS-123R, Modified Stock based Compensation. We did not incur this type of expense during the six months ended January 31, 2007.

Legal and Professional Fees. Legal and professional fees increased $40,000, or 53% from the six months ended January 31, 2006 to the six months ended January 31, 2007. The increase is attributable to the recognition of approximately $7,500 associated with the preparation of the closing documents for the new accounts receivable factoring agreement. Additionally, during the six months ended January 31, 2007 we recognized approximately $31,000 in professional fees associated with the evaluation of derivative instruments and restructuring of debt. We did not incur these types of expenses during the six months ended January 31, 2006.

Bad debt expense. Bad debt expense increased by $47,000 from the six months ended January 31, 2006 to the six months ended January 31, 2007. During the six months ended January 31, 2007 we recognized $47,000 in bad debt expense. We did not recognize any bad debt expense during the six months ended January 31, 2006.

Depreciation and amortization. Depreciation and amortization decreased by $10,000 or 21% from the six months ended January 31, 2006 to the six months ended January 31, 2007. The decrease is attributed to the full amortization during the fiscal 2006 of the installation and maintenance agreement associated with the Nextone Soft-switch.

Operating Loss. The Company’s operating loss decreased by $410,000 or 84% from the six months ended January 31, 2006 to the six months ended January 31, 2007. The reduction in operating loss between periods is attributed to the increase in gross profit margin of $816,000. The increase in gross profit margin was offset by the increase of approximately $329,000 in selling, general and administrative expenses due to an increase of $40,000 in non-cash issuance of common stock for services and an increase of $190,000 in non-cash stock-based compensation to employees. And an increase of $47,000 in bad debt expense during the six months ended January 31, 2007.

Gain (loss) on derivative instruments liabilities, net. The Company recognized a loss on derivative instruments of $95,000 during the six months ended January 31, 2006. No gain or loss was recognized during the six months ended January 31, 2007. The decrease is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. Due to the elimination of certain conversion features and derivative instruments, ATSI has no derivative liabilities at the end the current period.

Debt forgiveness income. Debt forgiveness income decreased by $38,000 from the six months ended January 31, 2006 to the six months ended January 31, 2007. The decrease is primarily due to the recognition during the six months ended January 31, 2006 of $38,000 in debt forgiveness income associated with the settlement of debt for the issuance of common stock. This transaction was related to the settlement of $49,000 in debt with a consultant, this debt was incurred during fiscal 2000 and associated with the commissions incurred as part of the acquisition of the concession license in Mexico. The debt forgiveness income was based on the difference between the market price of ATSI’s equity at the time of issuance and the market price calculated at the time of the settlement of the debt.

Interest expense. Interest expense increased by $15,000 from the six months ended January 31, 2006 to the six months ended January 31, 2007. The increase can be attributed to the increase of approximately $13,000 associated with a note payable and accounts receivable credit facility with CCA Financial Services.

Income (loss) from continuing operations. Net income from continuing operations increased by $452,000. The increase in operating income is attributed to the increase between periods in gross profit margin of approximately $816,000. The increase in gross profit margin was offset by the increase of approximately $329,000 in selling, general and administrative expenses due to an increase of $40,000 in non-cash issuance of common stock for services and an increase of $190,000 in non-cash stock-based compensation to employees. And an increase of $47,000 in bad debt expense during the six months ended January 31, 2007.

Net income from discontinued operations. During the six months ended January 31, 2006 we recognized a gain on disposal of discontinued operations of $1,652,000. No gain on disposal of discontinued operation was recognized during the six months ended January 31, 2007. The gain on disposal of discontinued operations arose from the sale of ATSI’s ownership in ATSIMex Personal S.A de C.V. Under the share purchase agreement the buyer acquired the total ownership and assumed all related liabilities on this entity of $1,652,000 and as a result we recognized a gain of $1,652,000.

Preferred stock dividends. Preferred stock dividends decreased by $21,000 or 36% between periods, from $59,000 for the six months ended January 31, 2006 to $38,000 during the six months ended January 31, 2007. The decrease in preferred dividends between periods is mainly attributed to decrease in dividends associated with Series A Convertible Preferred Stock and Series H Convertible Preferred Stock.

Reversal of previously recorded preferred stock dividends. During the six months ended January 31, 2007 we recognized a reversal of previously recorded dividend expense of $228,000, this reversal occurred as result of the conversion into common stock of 2,750 shares of Series A Convertible Preferred Stock and 2,739,121 shares of Series H Convertible Preferred Stock. At the time of conversion of these securities the market price of ATSI’s stock was higher than at the time of issuance of the securities, as a result, a reversal of preferred dividends was recognized during the period.

Net income (loss) applicable to common stockholders. Net income applicable to common stockholders decreased by $951,000. The decrease in net income applicable to common stockholders is attributed to the decrease in gain on disposal of discontinued operations of approximately $1,652,000 recognized during the prior period, the increase of approximately $40,000 in legal and professional fees and an increase of approximately $329,000 in selling, general and administrative expenses during the six months ended January 31, 2007. These increases were offset between periods by the increase in gross profit margin of approximately $816,000.

Liquidity and Capital Resources

Cash Position: We had a cash balance of $786,000 as of January 31, 2007. Net cash provided by operating activities during the six months ended January 31, 2007, was approximately $102,000, attributable to improved operating results from an increase in gross margins offset by working capital changes.

Investing activities during the six months ended January 31, 2007, consumed $13,000 associated with the acquisition of various monitors, equipment and furniture. Financing activities during the six months ended January 31, 2007, generated $661,000 in cash. This cash was primarily generated from proceeds of our private placement of $663,000, proceeds from a note payable of $250,000, cash proceeds of $35,000 from the exercise of 150,000 warrants and cash proceeds of $16,000 from the exercise of 100,000 stock options. These cash proceeds were offset by the $90,000 of principal payments associated with a related party note payable, $212,000 of principal payments associated with various notes payable and $1,000 associated with the principal payments under capital leases. Overall, our net operating, investing and financing activities during the six months ended January 31, 2007 provided an increase of $750,000 in cash.

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

We are not presently paying quarterly interest and dividends on our outstanding convertible debentures. However, we have continued to accrue dividends and interest on such debentures. The increase in accrued liabilities related to the dividends and interest in arrears contributed approximately $37,000 in cash flow savings during the six months ended January 31, 2007.

Our working capital deficit was $2,545,000 as of the six months ended January 31, 2007. This represents a decrease of approximately $255,000 from our working capital deficit at July 31, 2006. The decrease can primarily be attributed to the reclassification from long term to current of note payable of $500,000. This note is due in October 2007.

Ongoing operations

We generated sufficient income from operations to cover our operating expenses during the six months ended January 31, 2007. However, we believe that based on our limited access to capital resources and our current cash balances, financial resources may not be available to support our ongoing operations for the next twelve months. These matters raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to continue generating sufficient income from operations to cover our operating expense and our ability to obtain capital resources to support expansion.

During the six months ended January 31, 2007, we received $663,000 from our private placement, $35,000 from the exercise of warrants and $16,000 from the exercise of stock options. These funds, along with funds generated from sales, allowed us to cover our operating expenses and other corporate expenses during the six months ended January 31, 2007. Additionally, on November 3, 2006, we entered into a factoring agreement with CCA Financial Services, Inc. Under the agreement, CCA Financial Services committed to purchase up to $1,000,000 of our monthly receivables. As our ongoing operations require, we will factor our receivables under this new agreement. As of date of this filing, we did not have any outstanding factored receivables under this agreement.

We will continue to pursue cost cutting strategies in order to conserve working capital. These strategies will limit the implementation of our business plan and increase our future liabilities. We are dependent on our operations and the proceeds from future debt or equity investments to fully implement our business plan. If we are unable to continue producing positive cash flow from operations or raise sufficient capital, we will be required to delay or forego some portion of our business plan, which will have a material adverse effect on our anticipated results from operations and our financial condition. Alternatively, we may seek interim financing in the form of private placement of debt or equity securities. Such interim financing may not be available in the amounts or at the time when it is required.

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

On April 13, 2006, ATSI filed suit in a state District Court in Bexar County, Texas and obtained injunctive relief against former ATSI consultant Diane Huth and her associate, John Highland. The lawsuit involves a dispute relating to who has prior claim and rightful ownership of the trade name "Telefamilia," which Defendants had undertaken to trademark for their own purposes. Defendants filed an answer denying any liability. Temporary Injunctive relief was granted preserving ATSI's claims to such trade name. Currently, the parties are in the process of consummating a settlement wherein ATSI obtains all right, title and interest to the tradename and transfer of the trademark for which the Company will $336.

In December 2006, ATSI filed suit in Bexar County District Court to recover approximately $63,000 (plus attorneys fees, legal interest, and court costs) against Lightspeed Telecom, Inc. and its principals or alter egos for telecommunications services provided.  Currently, the Company is in the discovery process and a deposition has been set in April 2007 for David R. Dragon, one of Lighspeed’s principals. As of the date of this filing no trial date has been set.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of January 31, 2007, the Company was in arrears with respect to the declaration of the following dividends payable on outstanding shares of its Preferred Stock:

Series D Cumulative Preferred Stock	307,000
TOTAL	$307,000

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

(a) Exhibits: The following documents are filed as exhibits to this report.

Exhibit
Number	Description

4.1	Promissory Note dated November 28, 2006 between ATSI Communications, Inc. and various individuals.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC.
(Registrant)

Date: March 19, 2007	By:	/s/ Arthur L. Smith
Name: Arthur L. Smith
Title: President and Chief Executive Officer

Date: March 19, 2007	By:	/s/ Antonio Estrada
Name: Antonio Estrada
Title: Corporate Controller (Principal Accounting and Principal Financial Officer)