Form 10QSB
period 2007-04-30
ATSI COMMUNICATIONS INC/DE
filed 2007-06-14
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of June 13, 2007

Common Stock, $.001 par	37,109,225

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED APRIL 30, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	April 30,	July 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$597	$36
Certificates of deposit	202	-
Accounts receivable, net of allowance for bad debt of $76 and $0, respectively	852	621
Prepaid & other current assets	51	33
Total current assets	1,702	690

LONG-TERM ASSETS:
Certificates of deposit	100	-

PROPERTY AND EQUIPMENT	385	284
Less - accumulated depreciation	(243)	(182)
Net property and equipment	142	102

Total assets	$1,944	$792

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$814	$677
Accounts payable, related parties	-	42
Line of credit, CSI Business Finance	-	150
Accrued liabilities	508	2,389
Current portion of obligation under capital leases	3	3
Notes payable	770	50
Notes payable, related party	-	106
Convertible debentures	138	74
Total current liabilities	2,233	3,491

LONG-TERM LIABILITIES:
Notes payable	51	500
Convertible debentures	177	234
Obligation under capital leases, less current portion	4	6
Other	4	4
Total long-term liabilities	236	744

Total liabilities	2,469	4,235

STOCKHOLDERS' DEFICIT:
Series A Cumulative Convertible Preferred Stock, $0.001, 50,000 shares authorized, 0 and 2,750 shares issued and outstanding, respectively	-	-
Series D Cumulative Preferred Stock, $0.001, 3,000 shares authorized, 742 shares issued and outstanding	1	1
Series E Cumulative Preferred Stock, $0.001, 10,000 shares authorized, 1,170 shares issued and outstanding	1	1
Series H Convertible Preferred Stock, $0.001, 16,000,000 shares authorized, 0 and 11,802,353 shares issued and outstanding, respectively	-	12
Common stock, $0.001 par value, 150,000,000 shares authorized, 37,093,225 and 16,444,768 shares issued and outstanding, respectively	37	16
Additional paid in capital	72,044	68,775
Accumulated deficit	(72,609)	(72,249)
Other comprehensive income	1	1
Total stockholders' deficit	(525)	(3,443)
Total liabilities and stockholders' deficit	$1,944	$792

See accompanying summary of accounting policies and notes to the consolidated financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Carrier services	$8,109	$4,047	$21,645	$9,253
Communication services	27	39	87	91
Network services	4	5	13	17
Total operating revenues	8,140	4,091	21,745	9,361

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	7,647	3,899	20,175	8,908
Selling, general and administrative expense (exclusive of legal and professional fees)	317	209	1,271	828
Legal and professional fees	84	72	199	153
Bad debt expense	29	-	76	-
Depreciation and amortization expense	24	23	62	72
Total operating expenses	8,101	4,203	21,783	9,961

OPERATING INCOME (LOSS)	39	(112)	(38)	(600)

OTHER INCOME (EXPENSE):
Loss on derivative instrument liabilities	-	88	-	(8)
Debt forgiveness income	-	11	-	50
Other income	4	-	4	-
Interest expense	(257)	(26)	(326)	(81)
Total other income (expense), net	(253)	73	(322)	(39)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(214)	(39)	(360)	(639)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	-	-	-	1,652
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	1,652

NET INCOME (LOSS)	$(214)	$(39)	$(360)	$1,013
LESS: PREFERRED DIVIDEND	(7)	(23)	(45)	(82)
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	600	-	828	-

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$379	$(62)	$423	$931

BASIC INCOME (LOSS) PER SHARE:
From continuing operations	$0.01	$0.00	$0.02	$(0.06)
From discontinued operations	$-	$-	$-	$0.13
Total	$0.01	$0.00	$0.02	$0.07

DILUTED INCOME (LOSS) PER SHARE
From continuing operations	$0.01	$0.00	$0.02	$(0.02)
From discontinued operations	$-	$-	$-	$0.05
Total	$0.01	$0.00	$0.02	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	37,005,780	14,819,277	24,712,414	12,876,351
DILUTED	39,842,780	14,819,277	27,549,414	30,647,375

See accompanying summary of accounting policies and notes to the consolidated financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2007	2006	2007	2006

Net income (loss)	$(214)	$(39)	$(360)	$1,013

Foreign currency translation adjustment	-	-	-	-

Comprehensive income (loss)	$(214)	$(39)	$(360)	$1,013

See accompanying summary of accounting policies and notes to the consolidated financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT
(inthousands, except share amounts)
(unaudited)

	Preferred(A)		Preferred(D)		Preferred(E)		Preferred(H)		Common		Additional Paid-in	Retained	OtherComp.
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	(Deficit)	Income/Loss	Totals
Balances; July 31, 2006	2,750	$-	742	$1	1,170	$1	11,802,420	$12	16,444,403	$16	$68,775	(72,249)	1	(3,443)

Shares issuedfor Services									1,366,85 5	1	309			310

Commonshares issuedfor PreferredStockConversion	(2,750)	-					(11,802,420)	(12)	16,261,847	16	1,137			1,141

Exercise of warrants									150,000	1	34			35

Dividends declared											(45)			(45)

Reversal of previouslyrecordedpreferreddividen d											828			828

Stockoptionexpense											216			216

Proceeds fromexerciseof options									100,000	1	16			17

Beneficial ConversionFeature, private placement											144			144

Shares issuedfor conversionof notes payable									2,770,12 0	2	630			632

Net (Loss)												(360)		(360)

Balances; April 30, 200 7	-	$-	742	$1	1,170	$1	-	$-	37,093,225	$37	$72,044	(72,609)	1	(525)

See accompanying summary of accounting policies and notes to the consolidated financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended April 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(360)	$1,013
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Gain in disposal of investment	-	(1,652)
Debt forgiveness income	-	(50)
Depreciation and amortization	62	72
Issuance of stock grants and options, employees for services	422	180
Issuance of common stock and warrants for services	38	151
Provisions for losses on accounts receivables	76	-
Loss on derivative instrument liabilities	-	8
Amortization of debt discount	151	-
Changes in operating assets and liabilities:
Accounts receivable	(308)	(234)
Prepaid expenses and other	(17)	22
Accounts payable	(1)	296
Accrued liabilities	54	48
Net cash provided by (used) in operating activities	117	(146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(302)
Purchases of property & equipment	(101)	(4)
Net cash used in investing activities	(403)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	350	50
Payments on notes payable, related party	(106)	-
Payments on notes payable	(78)	-
Payments on advances from shareholders	(148)	-
Proceeds from advances from shareholders	713	-
Issuance of common stock, cost of financing services	67	-
Proceeds from factoring line of credit	-	150
Processing fees, factoring line of credit	-	(26)
Proceeds from the exercise of stock options	16	-
Proceeds from the exercise of warrants	35	54
Principal payments on capital lease obligation	(2)	(2)
Net cash provided by financing activities	847	226

INCREASE IN CASH	561	76
CASH AND CASH EQUIVALENTS, beginning of period	36	29

CASH AND CASH EQUIVALENTS, end of period	$597	$105

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$43	$9
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$572	$149
Issuance of common stock for accounts payable	58	-
Issuance of common stock for purchase of fixed assets	-	58
Conversion of preferred stock to common stock	1,141	102
Fair value of derivatives transferred to equity	-	22
Preferred stock dividends	45	136
Reversal of previously recorded preferred stock dividend	(828)	-
Discount for beneficial conversion feature on convertible debt	144	-

See accompanying summary of accounting policies and notes to the consolidated financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of ATSI Communications, Inc. (“ATSI”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2006, as reported in Form 10-KSB filed on November 1, 2006, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ATSI incurred net loss from operations of $360,000 and net loss from operations of $639,000 during the nine months ended April 30, 2007 and 2006, respectively, has an accumulated deficit of $73 million and a working capital deficit of $531,000 as of April 30, 2007. These conditions create doubt as to ATSI’s ability to continue as a going concern. In order to remain a going concern, ATSI anticipates it will generate positive cash flows from its operations and/or generate cash from debt or equity offerings. There is no assurance that ATSI will be able to continue generating positive cash flows from its operations or obtain funding to remain as a going concern. Management plans to continue to improve its financial position through the growth of its operations subject to its capital limitations. ATSI's ability to continue as a going concern is dependent upon the ongoing support of its stockholders and customers. ATSI's ability to continue generating sufficient income from operations to cover its operating expense and its ability to obtain capital resources to support expansion. The financial statements do not include any adjustments that might be necessary if ATSI is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock based compensation

Effective February 1, 2006, ATSI began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to February 1, 2006, ATSI had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25;“Accounting for Stock Issued to Employees”, and related interpretations, and no compensation expense was recorded for awards granted without intrinsic value. ATSI adopted the modified prospective transition method as permitted under SFAS No. 123(R), and, consequently, has not retroactively adjusted results from prior periods. Under this modified prospective transition method, compensation cost associated with stock options recognized during fiscal 2006 includes the amortization related to the remaining service periods of all stock option awards granted prior to February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The following table illustrates the effect on net loss and net loss per share if ATSI had applied the fair value provisions of FASB Statement No. 123(R), to stock-based employee compensation:

	Three months ended April 30,		Nine months ended April 30,
	2007	2006	2007	2006

Net income (loss) to common
shareholders, as reported	$379,000	($62,000)	$423,000	$931,000
Add: stock based compensation determined
under intrinsic value based method	-	-	-	-
Less: stock based compensation determined
under fair value based method	-	-	-	(281,499)

Pro forma net income (loss) to common stockholders	$379,000	($62,000)	$423,000	$649,501

Basic net income (loss) per common share:
As reported	$0.01	$0.00	$0.02	$0.07
Pro forma	$0.01	$0.00	$0.02	$0.05

Diluted net income (loss) per common share:
As reported	$0.01	$0.00	$0.02	$0.03
Pro forma	$0.01	$0.00	$0.02	$0.02

NOTE 4 - STOCK-BASED COMPENSATION

In September 2005, ATSI adopted the “2005 Stock Compensation Plan” (the “Plan”). The “Plan” authorizes the grant of up to 7.5 million warrants, stock options, restricted common shares, non-restricted common shares and other awards to employees, directors, and certain other persons. The “Plan” is intended to permit ATSI to retain and attract qualified individuals who will contribute to the overall success of ATSI. The terms of any grants under the Plan are determined by the Board of Directors of ATSI. Exercise prices of all of the warrants and stock options and other awards will vary based on the market price of the shares of common stock as of the date of grant. The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest based on the terms of the individual grant.

The issuances under the “2005 Stock Compensation Plan” during the nine months ended April 30, 2007 are:

• ATSI granted 1,345,000 options to purchase common stock to its employees and members of the Board of Directors with an exercise price of $0.21 per share, the closing price of ATSI’s common stock on the grant date, September 25, 2006. One third of the options vested immediately at the issuance date and the remaining two-thirds will vest equally over a period of two years. Under the fair value option method, ATSI recognized $71,000 of compensation expense associated with the vested options at the date of grant. ATSI will recognize the remaining $142,000 of non-cash compensation expense related to un-vested options over the service period.

• ATSI issued 980,000 shares of unrestricted common stock to its employees and directors for services rendered. See Note 6 for details.

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	80%
Risk-free interest rate	4.51%
Expected life of options	7 years

A summary of the options as of April 30, 2007 and the changes during the nine months ended April 30, 2007 is presented below:

			Weighted-average
		Weighted-average	remaining contractual
2005 Stock Compensation Plan	Options	exercise price	term (years)

Outstanding at July 31, 2006	4,354,000	$0.16	9.0

Granted	1,345,000	0.21	9.0
Exercised	(100,000)	0.16	-

Outstanding at April 30, 2007	5,599,000	0.17	9.0

Exercisable at April 30, 2007	2,837,000	$0.17	9.0

NOTE 5 - DEBTS

On November 3, 2006, ATSI issued a note payable in the amount of $250,000 to CCA Financial Services, Inc. This note bears an interest at the rate of 16%, provides for eleven monthly principal and interest payments of $7,807 and a final payment at maturity of $200,000, is secured by ATSI’s equipment, deposit accounts and accounts receivables and matures on November 3, 2007. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties. In connection with the transaction ATSI paid an application, legal and documentation fees of $7,500.

On November 3, 2006, ATSI entered into an accounts receivable factoring agreement with CCA Financial Services, Inc. Under the agreement, CCA Financial Services committed to purchase up to $1,000,000 of ATSI’s accounts receivables. The factoring agreement is for twelve months and ATSI can terminate this agreement at its sole discretion at any time, subject to a $10,000 early termination fee. The factoring rate ranges from 1.00%-1.25% based on the factored amount and number of days outstanding. The accounts receivable factoring agreement is secured by ATSI’s accounts receivables. As of April 30, 2007, ATSI did not have any factored receivables outstanding under this agreement.

During the nine months ended April 30, 2007, ATSI entered into various notes payable for net proceeds of $564,600. These promissory notes mature on May 28, 2007 and bear an annual interest rate of 12%. On February 1, 2007, ATSI notified the holders of the notes of its intent to convert the outstanding principal and interest into common stock. The conversion price was set by ATSI at $0.22 per share, which was approximately 80% of the market price at February 1, 2007. A beneficial conversion feature for the difference between the closing price and the conversion price was recognized in accordance with EITF 98-5 and EITF 00-27. The beneficial conversion feature is presented as a discount to the related debt or a dividend to the related equity, with an offsetting amount increasing additional paid-in capital. As a result, ATSI recognized $143,723 in discount from the beneficial conversion feature at the time of the issuance and issued 2,566,482 common shares to the note holders. In addition, ATSI issued 238,636 shares of common stock with a fair value of $66,818 and made a cash payment of $26,960 for services provided by the placement agents in connection with the placement of the notes. As of April 30, 2007, the entire discount has been expensed by ATSI as the result of the conversion of all notes to common shares.

On February 7, 2007, ATSI paid off its $16,000 note payable with Mr. John Fleming, a director of ATSI.

On March 28, 2007, ATSI entered into a note payable in the amount of $100,000 with Wells Fargo Bank. This note bears an annual interest rate of 7%, provides for twelve monthly principal and interest payments of $4,481, and is secured by ATSI’s certificate of deposit for $100,000. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties.

ATSI analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that derivative accounting is not applicable.

NOTE 6 - COMMON STOCK

During the nine months ended April 30, 2007:

ATSI issued:

•	386,855 shares of common stock valued at $104,520 for its placement agent fees and legal and consulting services rendered by various individuals.

•	16,149,938 shares of common stock in connection with the conversion and redemption of 11,802,420 shares of Series H Convertible Preferred Stock and accrued premium common shares.

•	111,909 shares of common stock in connection with the conversion of 2,750 shares of Series A Convertible Preferred Stock and accrued dividend.

•	150,000 shares of common stock upon exercise of outstanding warrants for aggregate proceeds of $34,500.

•	66,226 shares of common stock to Richard Benkendorf as a payment of $15,226 under a settlement agreement.

•	137,412 shares of common stock to John Fleming as a payment of $42,600 under a settlement agreement.

•
980,000 shares of common stock to its employees and directors for services rendered. ATSI recorded compensation expense of $205,800 in its statement of operations for the aggregate market value of the stock at the date of issuance.

•	100,000 shares of common stock upon exercise of outstanding stock options by one of its employees for aggregate proceeds of $16,000.

•	2,566,482 shares of common stock in connection with the conversion of various notes payable in the principal amount of $564,600 and accrued interest of $10,292.

NOTE 7 - PREFERRED STOCK DIVIDEND

During the nine months ended April 30, 2007, ATSI reversed previously recorded accrued dividends payable on outstanding shares of Series A Convertible Preferred Stock and Series H Convertible Preferred Stock in the amount of $828,000. The adjustment to the accrued dividends occurred as a result of the conversion of 2,750 shares of Series A Convertible Preferred Stock and 11,802,420 shares of Series H Convertible Preferred Stock into 16,261,847 shares of ATSI's common stock. Upon conversion of these preferred shares, ATSI reversed the balance previously accrued for dividends with a corresponding amount recorded to common stock at par value and additional paid in capital.  The reversal is reflected as a reconciling item on the statements of operations to derive net income to common stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE: This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks, the continued effectiveness of our concession from the government of Mexico, and or ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 10, 2006.

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and nine months ended April 30, 2007 and 2006. As used in this section, the term “fiscal 2007” means the year ending July 31, 2007 and “fiscal 2006” means the year ended July 31, 2006.

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

Communication Services: We provide retail local phone service and international VoIP long distance service to the U.S. Hispanic market throughout Texas, mainly in the Rio Grande Valley. Our local phone service includes access to a landline and value-added services such a caller ID and call waiting. These services are offered to our customers on both a prepaid and postpaid basis. We also provide prepaid domestic and long-distance services through our prepaid VoIP network platform. Customers access this platform and complete the call by using their local phone number as a “PIN” or personal identification number.

Network Services: We provide private communication links and VoIP gateway services to multi-national and Latin American carriers and enterprise customers who require a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is currently available through the foreign telecommunication networks. These services include data, voice and fax transmission between multiple international offices and branches as well as Internet and co-location services in the United States.

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three month and nine month periods ended April 30, 2007 and 2006. All dollar amounts are in thousands.

	Three months ended April 30,				Nine months ended April 30,
	2007	2006	Variances	%	2007	2006	Variances	%
OPERATING REVENUES:
Carrier services	$8,109	$4,047	$4,062	100%	$21,645	$9,253	$12,392	134%
Communication services	27	39	(12)	-31%	87	91	(4)	-4%
Network services	4	5	(1)	-20%	13	17	(4)	-24%
Total operating revenues	8,140	4,091	4,049	99%	21,745	9,361	12,384	132%

Cost of services (exclusive of depreciation and amortization, shown below)	7,647	3,899	(3,748)	-96%	20,175	8,908	(11,267)	-126%
Selling, general and administrative expense (exclusive of legal and professional fees)	317	209	(108)	-52%	1,271	828	(443)	-54%
Legal and professional fees	84	72	(12)	-17%	199	153	(46)	-30%
Bad debt expense	29	-	(29)	-100%	76	-	(76)	-100%
Depreciation and amortization expense	24	23	(1)	-4%	62	72	10	14%
OPERATING INCOME (LOSS)	39	(112)	151	135%	(38)	(600)	562	94%

OTHER INCOME (EXPENSE):
Loss on derivative instrument liabilities	-	88	(88)	100%	-	(8)	8	100%
Debt forgiveness income	-	11	(11)	-100%	-	50	(50)	-100%
Other income	4	-	4	100%	4	-	4	100%
Interest expense	(257)	(26)	(231)	-888%	(326)	(81)	(245)	-302%
Total other income (expense), net	(253)	73	(326)	447%	(322)	(39)	(283)	-726%

INCOME (LOSS) FROM CONTINUING OPERATIONS	(214)	(39)	(175)	-449%	(360)	(639)	279	44%

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	-	-	-	-	-	1,652	(1,652)	-100%
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	-	-	1,652	(1,652)	-100%

NET INCOME (LOSS)	$(214)	$(39)	$(175)	-449%	$(360)	$1,013	$(1,373)	-136%
LESS: PREFERRED DIVIDEND	(7)	(23)	16	70%	(45)	(82)	37	45%
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	600	-	600	100%	828	-	828	100%

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$379	$(62)	$441	711%	$423	$931	$(508)	-55%

Three Months ended April 30, 2007 Compared to Three Months ended April 30, 2006

Operating Revenues. Consolidated operating revenues increased 99% from $4,091,000 for the quarter ended April 30, 2006 to $8,140,000 for the quarter ended April 30, 2007.

  Carrier services revenue increased $4,062,000, or 100% from the quarter ended April 30, 2006 to the quarter ended April 30, 2007. Our carrier traffic increased 70 % from approximately 65,875,150 minutes of voice traffic in the third quarter of fiscal 2006 to approximately 111,878,669 minutes of voice traffic in the quarter ended April 30, 2007. The increase in revenue and carrier traffic can mainly be attributed to an increase in customers over the last twelve months. The increase in total customers is as a result of the Company’s ability to offer high quality and dependable VoIP services to multiple countries in the world.

Communication services revenue decreased approximately 31% or $12,000 from the quarter ended April 30, 2006 to the quarter ended April 30, 2007. The decrease in communication services revenue is primarily due to a decrease in retail customers from 162 during the quarter ended April 30, 2006 to 115 during the quarter ended April 30, 2007.

Network services revenue decreased approximately $1,000 from the quarter ended April 30, 2006 to the quarter ended April 30, 2007.

Cost of Services (Exclusive of depreciation and amortization). The consolidated cost of services increased by $3,748,000 or 96% from the quarter ended April 30, 2006 to the quarter ended April 30, 2007. The increase in cost of services is a direct result of the increase in carrier services revenue. As mentioned above, our carrier traffic increased from approximately 65,875,150 minutes of voice traffic in the third quarter of fiscal 2006 to approximately 111,878,669 minutes of voice traffic in the quarter ended April 30, 2007, thus increasing our cost of services between quarters. Consolidated cost of services, as a percentage of revenue decreased from 95% during the quarter ended April 30, 2006 to 94% during the quarter ended April 30, 2007. Additionally, as a result of the increase in total revenue our gross profits increased from $192,000 during the quarter ended April 30, 2006 to $492,000 during the quarter ended April 30, 2007.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased $108,000, or 52% from the quarter ended April 30, 2006 to the quarter ended April 30, 2007. The increase is primarily attributable to an increase in salaries of $64,000 as a result of the hiring of two new employees, bonuses paid to officers and accounts receivable factoring fees of approximately $14,000 incurred during the quarter ended April 30, 2007. Additionally, non-cash compensation expense to employees increased by $52,000 from the quarter ended April 30, 2006, to the quarter ended April 30, 2007. The increase is attributed to the recognition during the quarter ended April 30, 2007 of approximately $52,000 of non-cash compensation expense associated with the stock options issued to employees and directors. We did not incur this type of expense during the quarter ended April 30, 2006.

Legal and professional fees. Legal and professional fees increased $12,000, or 17% from the quarter ended April 30, 2006, to the quarter ended April 30, 2007. The increase is attributable to $17,000 in legal fees incurred as a result of the ongoing litigation involving the holders of the Redeemable Preferred Series D shares. We did not incur these types of expenses during the quarter ended April 30, 2006.

Bad debt expense. Bad debt expense increased by $29,000 from the quarter ended April 30, 2006 to the quarter ended April 30, 2007. During the quarter ended April 30, 2007 we recognized $29,000 in bad debt expense for certain accounts receivable we deemed we were unlikely to collect. We did not recognize any bad debt expense during the third quarter of fiscal 2006.

Depreciation and amortization. Depreciation and amortization decreased by $1,000 or 4% from the quarter ended April 30, 2006 to the quarter ended April 30, 2007. The decrease is attributed to the full amortization during fiscal 2006 of the initial installation and maintenance of the Nextone Soft-switch.

Operating income (loss). The Company’s operating loss decreased by $151,000 or 135% from the quarter ended April 30, 2006 to the quarter ended April 30, 2007. The decrease in operating loss is attributed to the increase between quarters in gross profit margin of approximately $300,000. The increase in gross profit margin was offset by the increase of approximately $108,000 in selling, general and administrative expenses due to an increase in salaries of $64,000 and an increase of $12,000 in legal and professional fees and an increase in bad debt expense of approximately $29,000.

Gain (loss) on derivative instruments liabilities, net. The Company recognized a loss on derivative instruments of $88,000 during the quarter ended April 30, 2006. No gain or loss was recognized during the quarter ended April 30, 2007, as we had no derivative liabilities during 2007.

Debt forgiveness income. Debt forgiveness income decreased by $11,000 from the quarter ended April 30, 2006 to the quarter ended April 30, 2007. The decrease is primarily due to the recognition during the quarter ended April 30, 2006 of $11,000 in debt forgiveness income associated with the settlement of debt for the issuance of common stock.

This transaction was related to the settlement of accrued interest associated with the conversion of 500 Redeemable Preferred Series A shares into common stock. The debt forgiveness expense was recognized based on the difference between the accrued interest and principal balance on the Note Payable and the market price of ATSI stock issued as part of the conversion.

Interest expense. Interest expense increased by $231,000 from the quarter ended April 30, 2006 to the quarter ended April 30, 2007. The increase can be attributed to the beneficial conversion feature of $143,723 recognized with conversion of the $564,600 notes payable plus accrued interest of $10,292 and to the amortization of approximately $93,000 in deferred financing fees as part of the private placement common stock financing.

Income (loss) from continuing operations. Net loss from continuing operations increased by $175,000. The increase in loss from continuing operations is attributed to the increase of approximately $151,000 in operating income as a result of increased sales offset by a decrease of approximately $326,000 of other income and expense items consisting primarily of increased interest expense related to our financing activities.

Preferred stock dividends. Preferred stock dividends decreased by $16,000 or 70% between periods, from $23,000 for the quarter ended April 30, 2006 to $7,000 during the quarter ended April 30, 2007. The decrease in preferred dividends during the quarter ended April 30, 2007 is mainly attributed to a decrease in dividends resulting from the conversion of Series A Convertible Preferred Stock and Series H Convertible Preferred Stock.

Reversal of previously recorded preferred stock dividends. During the quarter ended April 30, 2007, we recognized a reversal of previously recorded dividend expense of $600,000. This reversal occurred as result of the conversion into common stock of 9,063,260 shares of Series H Convertible Preferred Stock. At the time of conversion of these securities, the market price of ATSI’s stock was higher than at the time of issuance of the securities. As a result, a reversal of preferred dividends was recognized during the period.

Net income (loss) applicable to common stockholders. Net income applicable to common stockholders increased by $441,000. The increase in net income applicable to common stockholders is attributed to the increase between quarters in gross profit margin of approximately $300,000 and a reversal of previously recorded preferred stock divided of approximately $604,000. The increase in gross profit margin and decrease in dividend expense were offset by the increase of approximately $108,000 in selling, general and administrative expenses due to an increase of $64,000 in salaries. Additionally, non-cash compensation expense to employees increased by $52,000 from the quarter ended April 30, 2006 to the quarter ended April 30, 2007 and an increase in interest expense of $143,723 is attributed to the beneficial conversion feature recognized with conversion of the $564,600 notes payable plus accrued interest of $10,292 as part of the private placement financing. Additionally, bad debt expense increased by $29,000 from the quarter ended April 30, 2006 to the quarter ended April 30, 2007.

Nine Months ended April 30, 2007 Compared to Nine Months ended April 30, 2006

Operating Revenues. Consolidated operating revenues increased 132% between periods from $9,361,000 for the nine months ended April 30, 2006 to $21,745,000 for the nine months ended April 30, 2007.

  Carrier services revenues increased $12,392,000, or 134% from the nine months ended April 30, 2006, to the nine months ended April 30, 2007. Our carrier traffic increased 75% from approximately 180,704,747 minutes of voice traffic in the nine months ended April 30, 2006 to approximately 316,435,399 minutes of voice traffic in the nine months ended April 30, 2007. The increase in revenue and carrier traffic can mainly be attributed to an increase in customers over the last twelve months. The increase in total customers is as a result of the Company’s ability to offer high quality and dependable VoIP services to multiple countries in the world.

Communication services revenue decreased approximately 4% or $4,000 from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. The decrease in communication services revenue is primarily due to a decrease in total customers from 162 customers during the nine months ended April 30, 2006 to 115 customers during the nine months ended April 30, 2007.

  Network services revenues decreased approximately 24% or $4,000 from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. The decrease in network services revenue is primarily due to the decrease in network services customers.

Cost of Services. (Exclusive of depreciation and amortization) The consolidated cost of services increased by $11,267,000, or 126% from the nine months ended April 30, 2006, to the nine months ended April 30, 2007. The increase in cost of services is a direct result of the increase in carrier services revenue. As mentioned above, our carrier traffic increased 75% from approximately 180,704,747 minutes of voice traffic in the nine months ended April 30, 2006 to approximately 316,435,399 minutes of voice traffic in the nine months ended April 30, 2007, thus increasing our cost of services between periods. Consolidated cost of services as a percentage of sales decreased from 95% in the nine months of fiscal 2006 to 93% in the nine months of fiscal 2007. Additionally, as a result of the increase in total revenue our gross profits increased from $453,000 during the nine months ended April 30, 2006 to $1,570,000 during the nine months ended April 30, 2007.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees, non-cash stock compensation to employees and common stock and warrants for services). SG&A expenses increased $443,000, or 54% from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. The increase is primarily attributable to an increase in salaries and wages of approximately $189,000 as a result of the hiring of two new employees, bonuses paid to officers, and accounts receivable factoring fees of approximately $26,000 during the nine months ended April 30, 2007. Furthermore, non-cash issuance of common stock and warrants for services decreased by $48,000 from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. The decrease is primarily due to recognition during the nine months ended April 30, 2006, of approximately $48,000 in non-cash compensation expense associated with consulting agreements entered into with certain individuals and legal services paid in common stock during the period. We did not incur these types of expenses during the nine months ended April 30, 2007. Non-cash compensation expense to employees increased by $242,125 from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. The increase is attributed to the recognition during the nine months ended April 30, 2007 of approximately $422,125 of non-cash compensation expense associated with stock options issued to employees and directors. We did not incur this type of expense during the nine months ended April 30, 2006.

Legal and Professional Fees. Legal and professional fees increased $46,000, or 30% from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. The increase is attributable to the recognition of approximately $7,500 associated with the preparation of the closing documents for the new accounts receivable factoring agreement. Also, during the nine months ended April 30, 2007 we recognized approximately $31,000 in professional fees associated with the evaluation of derivative instruments and restructuring of debt. We did not incur these types of expenses during the nine months ended April 30, 2006.

Bad debt expense. Bad debt expense increased by $76,000 from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. During the nine months ended April 30, 2007 we recognized $76,000 in bad debt expense for certain accounts receivable we deemed we were unlikely to collect. We did not recognize any bad debt expense during the nine months ended April 30, 2006.

Depreciation and amortization. Depreciation and amortization decreased by $10,000 or 14% from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. The decrease is attributed to the full amortization during the fiscal 2006 of the installation and maintenance agreement associated with the Nextone Soft-switch.

Operating Loss. The Company’s operating loss decreased by $562,000 or 94% from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. The reduction in operating loss between periods is attributed to the increase in gross profit margin of $1,117,000. The increase in gross profit margin was offset by the increase of approximately $443,000 in selling, general and administrative expenses due to an increase in salaries and wages of approximately $189,000 as a result of the hiring of two new employees, bonuses paid to officers, accounts receivable factoring fees of approximately $26,000 during the nine months ended April 30, 2007, and the increase in non-cash compensation expense to employees by approximately $242,125 from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. Additionally, the increase in bad debt of approximately $76,000 from the nine months ended April 30, 2006 to the nine months ended April 30, 2007.

Gain (loss) on derivative instruments liabilities, net. The Company recognized a loss on derivative instruments of $8,000 during the nine months ended April 30, 2006. No gain or loss was recognized during the nine months ended April 30, 2007, as we had no derivative liabilities during 2007.

Debt forgiveness income. Debt forgiveness income decreased by $50,000 from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. The decrease is primarily due to the recognition during the nine months ended April 30, 2006 of $50,000 in debt forgiveness income associated with the settlement of debt for the issuance of common stock. This transaction was related to the settlement of $49,000 in debt with a consultant. This debt was incurred during fiscal 2000 and associated with the commissions incurred as part of the acquisition of the concession license in Mexico. The debt forgiveness income was based on the difference between the market price of ATSI’s equity at the time of issuance and the market price calculated at the time of the settlement of the debt.

Interest expense. Interest expense increased by $245,000 from the nine months ended April 30, 2006 to the nine months ended April 30, 2007. The increase can be attributed to the beneficial conversion feature of $143,723 recognized with conversion of the $564,600 in notes payable plus accrued interest of $10,292 and to the amortization of approximately $93,000 of deferred financing fees as part of the private placement financing.

Income (loss) from continuing operations. Net loss from continuing operations decreased by $279,000. The decrease in operating loss is attributed to the increase of $562,000 in operating income as a result of increased sales offset by a decrease of approximately $283,000 of other income and expense items consisting primarily of increased interest expense related to our financing activities.

Net income from discontinued operations. During the nine months ended April 30, 2006 we recognized a gain on disposal of discontinued operations of $1,652,000. No gain on disposal of discontinued operation was recognized during the nine months ended April 30, 2007. The gain on disposal of discontinued operations arose from the sale of ATSI’s ownership in ATSIMex Personal S.A de C.V. Under the share purchase agreement the buyer acquired the total ownership and assumed all related liabilities on this entity of $1,652,000 and as a result we recognized a gain of $1,652,000.

Preferred stock dividends. Preferred stock dividends decreased by $37,000 or 45% between periods, from $82,000 for the nine months ended April 30, 2006 to $45,000 during the nine months ended April 30, 2007. The decrease in preferred dividends between periods is mainly attributed to a decrease in dividends resulting from the conversion of Series A Convertible Preferred Stock and Series H Convertible Preferred Stock.

Reversal of previously recorded preferred stock dividends. During the nine months ended April 30, 2007 we recognized a reversal of previously recorded dividend expense of $828,000, this reversal occurred as result of the conversion into common stock of 2,750 shares of Series A Convertible Preferred Stock and 11,802,420 shares of Series H Convertible Preferred Stock. At the time of conversion of these securities the market price of ATSI’s stock was higher than at the time of issuance of the securities. As a result, a reversal of preferred dividends was recognized during the period.

Net income (loss) applicable to common stockholders. Net income applicable to common stockholders decreased by $508,000. The decrease in net income applicable to common stockholders is attributed to the decrease in gain on disposal of discontinued operations of approximately $1,652,000 recognized during the prior period, the increase of approximately $46,000 in legal and professional fees and an increase of approximately $443,000 in selling, general and administrative expenses, the increase in interest expense of approximately $245,000 during the nine months ended April 30, 2007. These increases were offset between periods by the increase in gross profit margin of approximately $1,117,000.

Liquidity and Capital Resources

Cash Position: We had a cash balance of $597,000 as of April 30, 2007. Net cash provided by operating activities during the nine months ended April 30, 2007, was approximately $117,000, attributable to improved operating results from an increase in gross margins offset by working capital changes.

Investing activities during the nine months ended April 30, 2007, consumed $403,000. We used $101,000 to upgrade our Nextone Soft-switch and other equipment necessary to handle the increase in minutes of voice traffic transported in our network and sustain higher revenues. Additionally, we used $302,000 to acquire two certificates of deposit necessary to secure certain obligations of the Company.

Financing activities during the nine months ended April 30, 2007, generated $847,000 in cash. This cash was primarily generated from proceeds of our private placement of $713,000, proceeds from a notes payable of $350,000, cash proceeds of $35,000 from the exercise of 150,000 warrants and cash proceeds of $16,000 from the exercise of 100,000 stock options. These cash proceeds were offset by debt principal payments of $106,000 associated with two related party notes payable; the principal payments of $78,000 associated with various notes payable, the principal payments of $148,000 associated with advances from shareholders and principal payments of $2,000 associated with our capital leases. Overall, our net operating, investing and financing activities during the nine months ended April 30, 2007 provided an increase of $561,000 in cash.

Our current cash expenses are expected to be approximately $90,000 per month, including wages, rent, utilities, litigation fees and corporate professional fees. We are currently generating sufficient cash from operations to cover all monthly cash expenses, but we cannot predict if, over the next twelve months, we will continue to generate sufficient cash from operations to cover all of our cash expenses. We intend to cover our initial monthly cash expenses with our available cash from operations and proceeds received from the sale of our common stock. We expect to continue conserving cash resources by paying executive compensation, fees for certain consultants and professional services with shares of our common stock. Additionally, on November 3, 2006, we entered into a factoring agreement with CCA Financial Services, Inc. Under the agreement, CCA Financial Services committed to purchase up to $1,000,000 of ATSI’s monthly receivables. As our ongoing operations require, we will factor our receivables under this new agreement. As of the date of this filing, we did not have any outstanding factored receivables under this agreement. Furthermore, we will continue to pursue additional debt and equity financings to fund continued growth and increase our cash reserves. However, we presently do not have a definitive agreement in place to obtain such financing. Any additional debt or equity financing may not be available in sufficient amounts or on acceptable terms. If such financing is not available in sufficient amounts or on acceptable terms, the Company's operational results and financial condition may be adversely affected.

We are not presently paying quarterly interest and dividends on our outstanding convertible debentures and preferred stock. However, we have continued to accrue dividends and interest on such debentures. The increase in accrued liabilities related to the dividends and interest in arrears contributed approximately $78,000 in cash flow savings during the nine months ended April 30, 2007.

Our working capital deficit was $531,000 as of the nine months ended April 30, 2007. This represents an improvement of approximately $2,270,000 from our working capital deficit at July 31, 2006. The improvement can primarily be attributed to the elimination of $1,773,680 of accrued dividends due to the conversion into common stock of 11,802,420 shares of Series H Convertible Preferred Stock and accrued dividends. Additionally, during the nine months ended April 30, 2007, we reclassified a note payable of $500,000 from long-term liabilities to current liabilities. This note is due in October 2007.

Ongoing operations

We generated sufficient income from operations to cover our operating expenses during the nine months ended April 30, 2007. However, we believe that based on our limited access to capital resources and our current cash balances, financial resources may not be available to support our ongoing operations for the next twelve months. These matters raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to continue generating sufficient income from operations to cover our operating expense and our ability to obtain capital resources to support expansion.

During the nine months ended April 30, 2007, we received $713,000 from the private placement common stock financing, $35,000 from the exercise of warrants and $16,000 from the exercise of stock options. These funds, along with funds generated from operations, allowed us to cover our operating expenses and other corporate expenses during the nine months ended April 30, 2007. Additionally, on November 3, 2006, we entered into a factoring agreement with CCA Financial Services, Inc. Under the agreement, CCA Financial Services committed to purchase up to $1,000,000 of our monthly receivables. As our ongoing operations require, we will factor our receivables under this new agreement. As of date of this filing, we did not have any outstanding factored receivables under this agreement.

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

In April 13, 2006, ATSI filed suit in a state District Court in Bexar County, Texas and obtained injunctive relief against former ATSI consultant Diane Huth and her associate, John Highland. The lawsuit involves a dispute relating to who has prior claim and rightful ownership of the trade name "Telefamilia," which Defendants were alleged in the lawsuit to have undertaken to trademark for their own purposes. Defendants had filed an answer denying any liability. Within the last 30 days a settlement has been consummated in which ATSI obtained undisputed ownership and claim to such name from Defendants, including an assignment of the trademark "Telefamilia" to ATSI, which Defendants had previously obtained from the US. Patent and Trademark Office.  This lawsuit has been dismissed.

In December 2006, ATSI filed suit in Bexar County District Court to recover approximately $63,000 (plus attorneys fees, legal interest, and court costs) against a company that called itself Lightspeed Telecom, Inc. and its principals or alter egos.  The suit is for telecommunications services provided to Lightspeed at the instance of Defendants; ATSI asserts such services were obtained by or at the direction of Defendants without intent to pay, which the individual Defendants deny.   Currently, the Company is in the discovery process and a deposition has been set for David R. Dragon and Mr. Michael Freidman, two of Lighspeed’s principals also being sued in their individual capacities.  As of the date of this filing no trial date has been set.

RGC International Investors, LDC ("RGC") filed a lawsuit in the Chancery Court in Delaware against ATSI on March 20, 2007 asserting it still has rights of enforcement against ATSI to convert preferred stock to common stock or redeem such stock in connection with Certificate of Designation issued regarding such series D preferred stock in October of 2000.  ATSI asserts, among other things, that RGC is barred from such relief based on the applicable statute of limitations.  The parties are currently exploring settlement as an alternative to actively litigating the issues in the case.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company issued a total of 16,149,938 shares of common stock in connection with the conversion and redemption of all outstanding shares of its Series H Convertible Preferred Stock. No compensation was paid to any person in connection with the exchange and the exchange was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1033.

During the period covered by this report, the Company issued 137,412 shares of its common stock to Mr. John Fleming, a director, pursuant to a settlement agreement. The transaction was privately negotiated between the Company and Mr. Fleming, with whom the Company has substantial prior relationship. The shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933.

During the period covered by this report, the Company issued an aggregate of 2,566,482 shares of its common stock in exchange and conversion of outstanding promissory notes in the original principal amount of $564,600 and accrued interest of $10,292. The promissory notes were originally sold in a private placement that did not involve a public solicitation and all of the note holders certified to the Company that they are accredited investors. In addition, the Company issued 297,270 shares of common stock to the placement agent in connection with the original private placement of the promissory notes. The shares were exempt from registration under Section 4(2) of the Securities Act of 1933 as a private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of April 30, 2007, the Company was in arrears with respect to the declaration of the following dividends payable on outstanding shares of its Preferred Stock:

Series D Cumulative Preferred Stock	318,000
TOTAL	$318,000

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

ATSI COMMUNICATIONS, INC. (Registrant)

Date: June 14, 2007	By:	/s/ Arthur L. Smith
Name: Arthur L. Smith
Title: President and Chief Executive Officer

Date: June 14, 2007	By:	/s/ Antonio Estrada
Name: Antonio Estrada
Title: Corporate Controller (Principal Accounting and Principal Financial Officer)