Form 10KSB
period 2007-07-31
ATSI COMMUNICATIONS INC/DE
filed 2007-10-17
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to _________

Commission File Number: 001-15687

ATSI COMMUNICATIONS, INC.
(Name of Small Business Issuer in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	74-2849995 (IRS Employer Identification No.)

3201 Cherry Ridge, Building C, Suite 300 San Antonio, Texas (Address of Principal Executive Offices)	78230 (Zip Code)

(210) 614-7240
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001 Per Share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Registrant’s revenues for its most recent fiscal year were $31,692,150

The aggregate market value of the common equity held by non-affiliates of the issuer was $10,518,338 based on the closing price of $0.27 per share on October 15, 2007 as reported on the over-the-counter bulletin board.

There were 38,956,810 shares of issuer ’s Common Stock outstanding as of October 15, 2007.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

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

Network Services: We provide private communications links and VoIP gateway services to multi-national and Latin American carriers and enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is currently available through their own telecommunications network. These services include data, voice and fax transmission between multiple international offices, as well as Internet and collocation services in the United States.

Communication Services: We provide retail local phone service and international VoIP long distance service, primarily to the U.S. Hispanic market throughout Texas, mainly in the Rio Grande Valley. Our local phone service includes access to a landline and value-added services such a caller ID and call waiting. These services are offered to our customers on both a prepaid and postpaid basis. In addition, we provide prepaid domestic and international long-distance services with access to our VoIP network platform.

We have had operating losses for almost every quarter since we began operations in 1994. Our operating income from continuing operations were approximately $91,000 and our operating loss $598,000, for the years ended July 31, 2007, and 2006, respectively. Additionally, we had a working capital deficit of approximately $424,000 at July 31, 2007; this represents an improvement in our working capital deficit of approximately of $2,376,000 from our balance at July 31, 2006.

We produced positive operating income during the 2nd, 3rd and 4th quarters of fiscal 2007 and expect to pay our vendors and lenders on time in the future if this trend continues. Additionally, we generated sufficient income from operations to cover our operating expenses during the fiscal year ended July 31, 2007. However, we believe that due to our limited access to capital, we may not be able to support our ongoing operations if we do not continue producing positive operating income in the future. Our ability to continue as a going concern is dependent upon generating sufficient income from operations to cover our operating expense, the ongoing support of our stockholders and customers, and our ability to obtain capital resources to support expansion.

During the twelve months ended July 31, 2007, we received $713,000 from a private placement financing. We also received $35,000 from the exercise of warrants and $16,000 from the exercise of stock options. These funds, along with funds generated from operations, allowed us to cover our operating expenses and other corporate expenses during the nine months ended April 30, 2007. Additionally, on November 3, 2006, we entered into a factoring agreement with CCA Financial Services, Inc. Under the agreement, CCA Financial Services committed to purchase up to $1,000,000 of our monthly receivables. As our ongoing operations require, we will factor our receivables under this new agreement. As of date of this filing, we did not have any outstanding factored receivables under this agreement.

We will continue to pursue cost cutting strategies in order to conserve working capital, which could limit the implementation of our business plan. We are dependent on our operations and the proceeds from future debt or equity investments to fully implement our business plan. If we are unable to continue producing positive cash flow from operations or raise sufficient capital, we will be required to delay or forego some portion of our business plan, which could have an adverse effect on our anticipated results from operations and our financial condition. In addition, we are currently pursuing various financing alternatives including expansion of our current accounts receivable factoring arrangement and exchanging some portion or all of our debt for equity. However, we may not be successful in these efforts or circumstances currently unknown or unforeseen by us may arise that will result in us not being able to obtain additional funding for our business plan.

History

ATSI Communications, Inc., a Nevada corporation, was formed in 2004 as the successor to the business originally incorporated in 1994 as a Canadian holding company, Latcomm International, Inc., with a Texas operating subsidiary, Latin America Telecomm, Inc. Both corporations were renamed “American TeleSource International, Inc.” in 1994. In May 1998, the Canadian corporation completed a share exchange with a newly formed Delaware corporation, also called American TeleSource International, Inc., which resulted in the Canadian corporation becoming the wholly owned subsidiary of the Delaware corporation. Our stockholders voted to change our name from American TeleSource International, Inc. to ATSI Communications, Inc. in 2003 and to reincorporate in the State of Nevada by merger into our wholly owned subsidiary in 2004. We own 49% of ATSI Comunicaciones S.A de C.V. (ATSICOM), a Mexican corporation that holds a 30-year concession allowing for the sale of voice and data services, long distance transport, and the operation of a telecommunications network in Mexico.

Recent Developments

During the year ended July 31, 2007 (“fiscal 2007”):

•
We expanded our NexTone Intelliconnect™ System by adding 1000 ports of capacity to our Multiprotocol Session Exchange (“MSX”) and Session Border Controller (“SBC”). This network expansion has allowed us to route our traffic more efficiently, improve our call processing, monitor quality of service and support our growth in our core business. In addition, the NexTone™ technology has allowed us to be more competitive and to improve margins in our international VoIP carrier services.

•
We entered into a $1 Million accounts receivable financing agreement and a $250,000 note payable with CCA Financial Services, Inc. This financing arrangement provided us with access to capital to fund our growth initiatives and allowed us to service top tier customers that required extended payment terms.

Services and Products

We provide three types of services: Carrier Services, Network Services and Communication Services.

Carrier Services consists of VoIP communication services sold to United States and foreign telecommunications companies who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically these telecommunications companies offer their services to the public for domestic and international long distance and VoIP services. Revenues from this service accounted for approximately 99% of our total revenue during the year ended July 31, 2007. The percentage of our total volume of carrier services traffic sent by customers can fluctuate dramatically, on a quarterly, and sometimes, daily basis. During fiscal 2007, we entered into various reciprocal agreements with our customers that allow them to transport and terminate traffic over our network and allowed us to transmit and terminate traffic over their networks. These reciprocals agreements with our customers were not for a specific period of time or volume of minutes. Under the reciprocal agreements, both parties were given a set of rates for services and each party would decide the volume of minutes it would send to be processed. Therefore, on a month-to-month basis there was not a required volume commitment of minutes from each party and the parties were free to re-route their traffic away to a lower priced provider.

Network Services consist links and VoIP gateway services to multi-national and foreign carriers and enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is currently available through the foreign telecommunication networks. These services include data, voice and fax transmission between multiple international offices and branches as well as Internet and collocation services in the United States. We currently provide network Services to World Data, a Mexican corporation on a month-to-month basis and generate approximately $1,500 per month in revenue. There is no assurance that we will continue to generate this revenue in the future or that we will be able to enter into a long-term contract with World Data or any other customer.

Communication Services consists of retail local telephone service and international VoIP long distance service. We provide these services on both a post use and prepaid basis to individuals in the United States and Mexico, primarily to the U.S. Hispanic Market in the Rio Grande Valley. Our local telephone service provides access to a basic phone services and value-added features such as call waiting and caller ID. Domestic and international long distance services are provided through access to our VoIP platform. Revenues from Communication Services accounted for approximately $113,000 or 1% of our total revenues in fiscal 2007.

Voice over Internet Protocol Networks

The basic technology of traditional telecommunications systems was designed for slow mechanical switches. Communications over the traditional telephone network are routed through circuits that must dedicate all circuit resources to each call from its inception until the call ends, regardless of whether anyone is actually talking on the circuit. This circuit-switching technology incurs a significant cost per call and does not efficiently support the integration of voice with data services. Data networks, however, were designed for electronic switching. They break the data stream into small, individually addressed packages of data (“packets”) that are routed independently of each other from the origin to the destination. Therefore, they do not require a fixed amount of bandwidth to be reserved between the origin and destination of each call and they do not waste bandwidth when it is not being used for actual transmission of information. This allows multiple voice or voice and data calls to be pooled, resulting in these networks being able to carry more calls with an equal amount of bandwidth. Moreover, they do not require the same complex switching methods required by traditional voice telephone networks, instead using a multiplicity of routers to direct each packet to its destination and they automatically route packets around blockages, congestion or outages.

Packet switching can be used within a data network or across networks, including the public Internet. The Internet itself is not a single data network owned by any single entity, but rather a loose interconnection of networks belonging to many owners that communicate using the Internet Protocol (“IP”). By converting voice signals to digital data and handling the voice signals as data, it can be transmitted through the more efficient switching networks designed for data transmissions and through the Internet using the IP. The transmission of voice signals as digitalized data streams over the Internet is known as Voice over Internet Protocol or “VoIP”. A VoIP network has the following advantages over traditional networks:

•	Integration of Voice and Data: VoIP networks allow for the integration and transmission of voice, data, and images using the same network equipment.

•	Simplification: An integrated infrastructure that supports all forms of communication allows more standardization, a smaller equipment complement, and less equipment management.

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

The growth of voice on the Internet was limited in the past due to poor sound quality caused by technical issues such as delays in packet transmission and by bandwidth limitations related to Internet network capacity and local access constraints. However, the continuing addition of data network infrastructure, recent improvements in packet switching and compression technology, and new software algorithms and improved hardware have substantially reduced delays in packet transmissions and resulted in better sound quality. Nevertheless, certain VoIP routes into countries with limited or poor Internet infrastructure continue to lack the consistent quality required for voice transport and termination.

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

Strategy and Competitive Conditions

The long distance telephony market and the Internet telephony market are highly competitive. Our competitors include major telecommunications carriers in the U.S., foreign telecommunications carriers (which may be owned by foreign governments), and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, coverage, customer service, technical response times, reliability, and network size/capacity. The competitive landscape is rapidly altering the number, identity and competitiveness of the marketplace, and we are unable to determine with certainty the impact of potential consolidation in our industry.

A number of large long distance carriers have introduced services that make Internet telephony or voice services over the Internet available to other carriers. All major telecommunications companies either presently do or could route traffic to destinations worldwide and compete directly with us. Smaller Internet telephony service providers have also begun to offer low-cost Internet telephony services from personal computers to telephones and from telephones to telephones. All major telecommunications companies either presently do or could route traffic to destinations worldwide and compete directly with us. In addition, Internet service providers and other companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may migrate into the Internet telephony market as direct competitors.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies that could hinder our ability to market our services. We believe that our key competitive advantages are our ability to deliver reliable, high quality voice service over the Internet in a cost-effective manner. We cannot provide assurances, however, that these advantages will enable us to succeed against comparable service offerings from our competitors. A large number of telecommunications companies, including AT&T, iBasis and Qwest currently provide wholesale voice telecommunications service which competes with our business. These companies have large budgets available for research and development, may further enhance the quality and acceptance of the transmission of voice over the Internet.

Our strategy is to position ourselves to take advantage of the current demonopolization of the Latin American telecommunications markets, as well as the increasing demand for international communications services between foreign markets and the United States. Historically, telecommunications services in Latin America have been provided by state-run companies, operating as a legal or de facto monopoly. Although these companies failed to satisfy the demand for services in their countries, the regulatory scheme effectively precluded competition by foreign carriers. Currently, there is a trend toward demonopolization of the telecommunications industry in Latin America, and many of these countries are in various stages of migration toward a competitive, multi-carrier market. Many Latin American countries produce a significant number of immigrants to the United States, or are becoming homes to U.S. based corporations seeking lower labor costs. At the same time that Latin American markets have been opening up, the demand for telecommunications services between the United States and Latin America (particularly Mexico) has been strengthened by:

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

Carriers buying wholesale termination into Mexico, while cost conscious, are increasingly demanding high reliability and quality in service delivery. Sustainability and growth in this segment depends on specific competitive advantages like proper licenses, network redundancy, favorable termination agreements, or the presence of a business infrastructure and relationships in the specific terminating market. The Company competes with the dominant providers, such as Qwest, as well as other, smaller providers for international long distance services to Mexico. The Company believes that in contrast to the dominant providers, it has a much more focused and cost competitive strategy that targets select higher margin telecommunication niches utilizing VoIP technology. Certain carriers provide termination services in Mexico at lower prices, by using unlicensed IP points of presence. These carriers, however, have several disadvantages including: (i) generally poor quality, (ii) limited capacity, and (iii) poor reliability, since Mexican authorities periodically shut down their operations. In addition, network expansions by existing and newly licensed carriers in Mexico have put pressure on termination prices. The combination of non-conventional termination and the new settlement rates have reduced U.S to Mexico termination prices from an average price of about $0.27 per minute in 1998 to a current rate of $0.07 per minute.

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

Government Regulation

Our operations are subject to federal, state and foreign laws and regulations. There is significant uncertainty regarding the application of the Communications Act of 1934 and the regulations adopted by the Federal Communications Commission (“FCC”) to Internet telephone and there is a risk that either the FCC or Congress will impose common carrier restrictions and other requirements of traditional telecommunications providers to providers of VoIP services.

U.S Federal and State Regulation of Carrier Services

We believe that, under U.S. law, the Internet-related services that we provide constitute information services as opposed to regulated telecommunications services, and, as such, are not currently regulated as telecommunications common carriers by the Federal Communications Commission (FCC) or state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of our operations may be subject to state or federal regulation, including regulations governing universal service funding, disclosure of confidential communications and excise tax issues. We cannot provide assurances that Internet-related services will not be actively regulated in the future. Several efforts have been made in the U.S. to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Increased regulation of the Internet may slow its growth, particularly if other countries also impose regulations. Such regulation may negatively impact the cost of doing business over the Internet and materially adversely affect our business, operating results, financial condition and future prospects.

While the FCC to date has declined to classify VoIP providers as telecommunications carriers for regulatory purposes, various entities have challenged this premise, both before the FCC and at various state government agencies.  However, the FCC has ruled that certain traffic carried in part utilizing the Internet protocol format was nonetheless regulated telecommunications for which certain regulatory obligations applied. The FCC has considered whether to impose surcharges or other common carrier regulations upon certain providers of Internet telephony, primarily those which, unlike us, provide Internet telephony services directly to end users. Recently, the FCC ruled that interconnected VoIP service providers must make contributions to the Universal Service Fund. Additionally, the FCC has a pending proceeding to further examine the question of whether certain forms of VoIP services are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone VoIP services bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services. The FCC has indicated that the mechanisms for contributing to the Universal Service Fund, issues as to applicability of access charges and other matters will be considered in that context. Adverse rulings or rulemakings could subject us to licensing requirements and additional fees and subsidies.

If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including payment of access charges to local telephone companies. A decision to impose such charges could also have retroactive effect. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation that would apply to Internet telephony providers. Any such determinations could materially adversely affect our business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet.

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

All interstate telecommunications carriers are required to contribute to the federal universal service programs. The FCC currently is considering revising its universal service funding mechanism. We cannot predict the outcome of these proceedings or their potential effect on us. Although we currently do not provide VoIP services to the end users or consumers, VoIP services that we may provide in the future are not currently subject to direct regulation by the FCC or state regulatory commissions to the extent that they qualify as “enhanced” or “information” services. The FCC defines enhanced services as services that (1) employ computer processing applications that act on the format, content, code, protocol or similar aspects of the subscriber’s transmitted information, (2) provide the subscriber additional, different or restructured information, or (3) involve subscriber interaction with stored information. In 1998, in a non-binding report, the FCC observed that “computer-to-computer” VoIP may be appropriately considered to be unregulated but that “phone-to-phone” VoIP may lack the characteristics that would render them unregulated “information” services. In February 2004, the FCC ruled that free computer-to-computer VoIP service is not “telecommunications service” and that it is an interstate “information service.” Although this order clarifies some of the relevant VoIP issues, the FCC has not yet issued a formal decision as to whether other variations of VoIP services should be subject to traditional common carrier telecommunications service regulation, such as access charge obligations. In March 2004, the FCC released a Notice of Proposed Rulemaking (“NPRM”) regarding VoIP service. The NPRM specifically addresses the regulatory classification and jurisdiction of VoIP; the application of access charges; and how to preserve key public policy objectives such as universal service, 911/emergency services, law enforcement surveillance requirements, and the needs of persons with disabilities. In November 2004, the FCC ruled that services provided by a particular VoIP provider are interstate in nature, and not subject to entry regulations of the various state Public Service Commissions. The FCC, however, declined to rule on whether the service is a regulated telecommunications service or an unregulated information service. In addition, in December 2004, the United States Court of Appeals for the 8th Circuit ruled that such VoIP provider’s service is not subject to state regulation. Subsequently, in a series of orders, the FCC has decided to apply universal service, 911/emergency services, law enforcement surveillance requirements, customer privacy requirements, and requirements relating to the provision of services to speech and hearing-impaired persons to providers of “interconnected” VoIP services (i.e., those that are capable of both originating calls from and terminating calls to users of the public switched telephone network), but in each case the FCC has explicitly declined to decide whether such services are “telecommunications” services subject to more comprehensive regulation. Instead, the FCC continues to examine the appropriate regulatory treatment of VoIP on a piecemeal basis. While initial indications from the FCC suggest that regulation of VoIP will be limited in nature, the future regulatory treatment of other variations of VoIP by the FCC and state regulatory bodies continues to be uncertain. Furthermore, Congressional dissatisfaction with the FCC’s treatment of IP telephony could result in legislation requiring the FCC to impose greater or lesser regulation. Changes to, and further clarifications of, the treatment of VoIP services could result in the imposition of burdensome regulation and fees on some of our services and/or increase certain of our operating costs.

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

International Regulation

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

The International Settlements Policy governs settlements between top tier U.S. carriers’ and foreign carriers’ costs of terminating traffic over each other’s networks. The FCC recently enacted certain changes in rules designed to allow U.S. carriers to propose methods to pay for international call termination that deviate from traditional accounting rates and the International Settlement Policy. The FCC has also established lower benchmarks for the rates that U.S. carriers can pay foreign carriers for the termination of international services and these benchmarks may continue to decline. These rule changes have lowered the costs of our top tier competitors to terminate traffic in the United States and are contributing to the downward pricing pressure facing us in the carrier market.

Other General regulations

Congress has recently adopted legislation that regulates certain aspects of the Internet, including online content, user privacy and taxation. In addition, Congress and other federal entities are considering other legislative and regulatory proposals on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud, privacy and digital signatures. Various states have adopted and are considering Internet-related legislation. Increased U.S. regulation of the Internet may slow its growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect our business, financial condition, results of operations and future prospects. The Company has no way of knowing whether legislation will pass or what form it might take.

The Telecommunications Act of 1996 (the “Telecom Act”), which became law in February 1996, was designed to dismantle the monopoly system and promote competition in all aspects of telecommunications. The FCC has promulgated and continues to promulgate major changes to their telecommunications regulations. One aspect of the Telecom Act that is of particular importance to us is that it allows Bell Operating Companies or BOCs to offer in-region long distance service once they have taken certain steps to open their local service monopoly to competition. The FCC has now granted such in-region long distance authorization to BOCs throughout the nation. Given their extensive resources and established customer bases, the entry of the BOCs into the long distance market, specifically the international market, has created increased competition for us.

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

Concession License

The Secretaría de Comunicaciones y Transportes (“SCT”) and Comisión Federal de Telecomunicaciones or Federal Telecommunications Comisión (“COFETEL”) issued ATSICOM a 30-year license in June 1998 to install and operate a public network. Under this license, ATSICOM is required to:

General requirements

•	Maintain approximately $10 million in registered and subscribed capital.
•	Install and operate a network in Mexico. The Mexican government must approve the operating plan before it is implemented and any future changes to the operating plan.
•	Continuously develop and conduct training programs for its staff.
•	Designate an individual responsible for the technical functions to operate the concession.

Concession services requirements

•	Provide continuous and efficient services at all times to its customers.
•	Establish a complaint center and correction facilities center and report to the Mexican Government on a monthly basis the complaints received and the actions taken to resolve the problems.

Tariff Requirements

•	Invoice its customer only tariffs rates that have been approved by the Mexican government.

Verification and Information requirements

•
Provide audited financial statements on a yearly basis that includes a detailed description of the fixed assets utilized in the network and accounting reporting by region and location of where the services are being provided.

•	Provide quarterly reports and updates on the expansion of the network in Mexico and a description of the training programs and research and development programs.
•	Provide statistic reports of traffic, switching capacity and other parameters in the network.

Guarantee requirements

•	Post a bond/insurance policy for approximately $500,000 payable to the Mexican Federal Treasury Department in the event the concession is revoked for failure to perform any of the requirements.

Under this concession, we have the right to terminate voice and data communications in Mexico. The revocation or modification of this concession would have a material adverse effect on our business.

Suppliers

We rely on various suppliers to provide services in connection with our communication services. We depend on various Global VoIP companies to complete our voice over Internet (VoIP) traffic between US, Mexico, Asia, the Middle East and Latin America. We are not dependent upon any single supplier.

Employees

As of July 31, 2007, we had nine employees, all of whom performed operational, technical and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

Risk Factors

Our business is subject to various operational and financial risks that could have an adverse effect on our financial condition or our results of operations. In addition the general economic risks associated with operation of a small company in a regulated industry, some of the risk factors that may apply specifically to us are set forth below.

Our results of operations fluctuate from period to period. Our revenue and results of operations have fluctuated and will continue to fluctuate from quarter to quarter in the future due to a number of factors over which we have no control, including:

•
Many of our customers are not obligated to route a minimum amount of traffic over our system and the amount of traffic we handle may decline if our customers elect to route traffic over systems they operate or systems operated by other providers;

•
increased competition from other telecommunication service providers or from service companies in related fields that offer telecommunication services may adversely affect the amount we can charge for traffic routed over our system;

•	we may be required to reduce our charges for routing traffic to maintain high utilization of our equipment;
•	the termination fees, connection fees and other charges from our suppliers;
•	fraudulently sent or received traffic for which we are obligated to pay but which we are unable to bill to any customer;
•	changes in call volume among the countries to which we complete calls;
•	technical difficulties or failures of our network systems or third party delays in expansion or provisioning system components; and
•	our ability to manage our traffic on a constant basis so that routes are profitable.

We may be unable to generate sufficient volume of traffic to be profitable. VoIP has only recently been developed and many users are only becoming aware of its potential If the market for VoIP telephony and new services does not develop as we expect, or develops more slowly than expected, we may be unable to maintain a high level of utilization. Some factors that may adversely affect acceptance of VoIP technology include:

•	perceptions that the quality of voice transmitted over the Internet is low;
•	perceptions that VoIP is unreliable;
•	our inability to deliver traffic over the Internet with significant cost advantages;
•	development by our customers of their own capacity on routes served by us; and
•	an increase in termination costs of international calls.

We rely on third parties to provide and maintain the networks over which we transmit traffic. Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and data. Third parties own and maintain the equipment that translates calls from traditional voice networks to the Internet, and vice versa and other equipment that comprise the Internet for these systems fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers, our ability to complete calls or provide other services could be interrupted.

Our suppliers could increase the cost of services they provide or deny us access to systems that they operate. We maintain relationships with communications service providers in many countries and with other carriers to carry traffic on their systems. There is no assurance that these services will continue to be available to us on acceptable terms, if at all. If we are unable to replace any provider that ceases to provide services to us on acceptable terms, or to identify and develop relationships with new service providers, our ability to provide services in certain countries may be adversely affected.

We are subject to downward pricing pressures and a continuing need to renegotiate overseas rates. As a result of numerous factors, including increased competition and global deregulation of telecommunications services, prices for international long distance calls have been decreasing. This downward trend of prices to end-users has caused us to lower the prices we charge communication service providers for call completion on our network. If this downward pricing pressure continues, we may not be able to offer VoIP services at costs lower than, or competitive with, the traditional voice network services with which we compete. Moreover, in order for us to lower our prices, we have to renegotiate rates with our foreign service providers who complete calls for us. We may not be able to renegotiate these terms favorably enough, or fast enough, to allow us to continue to offer services in a particular country on a cost-effective basis. The continued downward pressure on prices and our inability to renegotiate favorable terms in a particular country could have a material adverse effect on our ability to operate our network.

We are subject to risks relating to operations in foreign countries. Because we provide many of our services internationally, we are subject to additional risks related to providing services into foreign countries. In particular, in order to provide services in some countries, we have forged relationships with foreign operators. Associated risks include:

•	unexpected changes in tariffs, trade barriers and regulatory requirements relating to Internet access or VoIP;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	difficulty in collecting accounts receivable;
•	tax, consumer protection, telecommunications, and other laws;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues; and
•	unreliable government power to protect our rights;

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

ITEM 2. DESCRIPTION OF PROPERTIES.

Our executive office is located at 3201 Cherry Ridge, Building C, Suite 300, San Antonio, Texas, consisting of 3,618 square feet. The lease for this facility will expire on November 15, 2011. We pay annual rent of $47,439. We believe that our leased facilities are suitable and adequate for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

On October 31, 2002, ATSI filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of our Series D and E Redeemable Preferred Stock. Among other things, such claims asserted stock fraud and manipulation claims. On July 9, 2004, we filed a separate but related lawsuit in the same court against Sam Levinson and Uri Wolfson. In 2005, Judge Lewis A. Kaplan dismissed the complaints in both actions as to all defendants with prejudice; essentially stating the claims did not plead causes of action under federal law. ATSI appealed those dismissal judgments to the United States Court of Appeals for the Second Circuit. On July 11, 2007 the Court of Appeals affirmed the dismissals.

RGC International Investors, LDC ("RGC"), who had been a Defendant in the New York litigation referenced above, filed a lawsuit in the Chancery Court in Delaware against ATSI on March 20, 2007 asserting it still had rights of enforcement against ATSI to convert preferred stock to common stock or redeem such stock in connection with Certificate of Designation issued regarding such series E preferred stock in October of 2000. ATSI asserted, among other things, that RGC is barred from such relief based on the applicable statute of limitations. In August 2007 the parties reached a confidential settlement agreement. Under the confidential settlement agreement the 1,170 shares of Series E Preferred Stock have been cancelled.

In June 2007, ATSI initiated a declaratory judgment action in the United States District Court for the Western District of Texas against Shaar Fund, Ltd., holder of series D preferred stock who still asserted it had rights under instruments that issued incident to such stock. ATSI asserted that alleged rights asserted by the Shaar Fund Ltd are barred by applicable statute of limitations. On August 2, 2007, Shaar Fund Ltd. filed a separate suit against ATSI in the United States District Court for the Southern District Court of New York asserting it continued to own rights under the instruments relating to the series D preferred stock. By September, 2007, the parties reached an agreement as to the competing suits which led to ATSI dismissing the Texas suit in favor of litigating all remaining issues between it and Shaar Fund Ltd. as to such matters in United States District Court for the Southern District Court of New York. Pleading deadlines have been extended in the New York action as the parties are currently explore a mutual resolution.

In December 2006, ATSI filed suit in Bexar County District Court to recover approximately $63,000 (plus attorney’s fees, legal interest, and court costs) against a company that called itself Lightspeed Telecom, Inc. and its principals or alter egos. The suit is for unpaid telecommunications services provided at the instance of Defendants. ATSI asserts such services were obtained by or at the direction of Defendants without intent to pay, which the individual Defendants deny. Lightspeed admits liability but the two individual Defendants deny liability. This case is currently in the process of being set for trial in 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE
PART II.

ITEM5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board under the symbol “ATSX”. The following table sets forth the high and low bid prices for our common stock from August 1, 2005 through July 31, 2007, as reported by Bloomberg, LP. Price quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2006	High	Low
First Quarter	$0.44	$0.14
Second Quarter	$0.43	$0.21
Third Quarter	$0.51	$0.25
Fourth Quarter	$0.39	$0.19

Fiscal 2007	High	Low
First Quarter	$0.19	$0.34
Second Quarter	$0.22	$0.36
Third Quarter	$0.19	$0.34
Fourth Quarter	$0.23	$0.24

Holders

As of July 31, 2007, we had approximately 6,706 common shareholders of record.

Dividends

We have not paid cash dividends on our common stock and we do not anticipate paying a dividend in the future.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2007:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	N/A	-0-

Equity Compensation Plans not approved by security holders	5,699,000	$.17	821,000

Total	5,699,000	$.17	821,000

The material features of each equity compensation plan are described in Note 9 of the Notes to the Financial Statements.

Sales of Unregistered Securities

On September 18, 2006, the Company issued 66,226 shares of its common stock to Mr. Richard Benkendorf, a former director, under a settlement agreement. The shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and were restricted from further transfer without registration.

On October 2, 2007, the Company issued 150,000 shares of its common stock for $34,500 to NetComm Services Corp. upon exercise of warrants. The shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and were restricted from further transfer without registration.

On January 22, 2007, the Company issued 111,909 shares of its common stock in exchange for 2,750 shares of Series A Convertible Preferred Stock and all accrued dividends thereon. The shares were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

On February 7, 2007, the Company issued 137,412 shares of its common stock to Mr. John Fleming, a director, under a settlement agreement. The shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and were restricted from further transfer without registration.

On June 1, 2007, the Company issued 419,081 shares of its common stock to the holders of its debentures dated June 1, 2006. The shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and were restricted from further transfer without registration.

During the twelve months ended July 31, 2007, the Company issued a total of 495,062 to various professionals in lieu of fees. These shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and were restricted from further transfer without registration.

During the twelve months ended July 31, 2007, the Company issued a total of 16,149,938 shares of common stock in connection with the conversion and redemption of all outstanding shares of its Series H Convertible Preferred Stock. No compensation was paid to any person in connection with the exchange and the exchange was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1033.

During the twelve months ended July 31, 2007, the Company issued 137,412 shares of its common stock to Mr. John Fleming, a director, pursuant to a settlement agreement. The transaction was privately negotiated between the Company and Mr. Fleming, with whom the Company has substantial prior relationship. The shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933.

During the twelve months ended July 31, 2007, the Company issued an aggregate of 2,566,482 shares of its common stock in exchange and conversion of outstanding promissory notes in the original principal amount of $564,600 and accrued interest of $10,292. The promissory notes were originally sold in a private placement that did not involve a public solicitation and all of the note holders certified to the Company that they are accredited investors. In addition, the Company issued 297,270 shares of common stock to the placement agent in connection with the original private placement of the promissory notes. The shares were exempt from registration under Section 4(2) of the Securities Act of 1933 as a private placement.

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

The following is a discussion of the consolidated financial condition and results of operations of ATSI Communications, Inc., for the fiscal years ended July 31, 2007 and 2006. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-KSB. For purposes of the following discussion, fiscal 2007 or 2007 refers to the year ended July 31, 2007 and fiscal 2006 or 2006 refers to the year ended July 31, 2006.

Sources of revenue and direct cost

Sources of revenue:

Carrier Services:  We currently provide VoIP communication services to U.S. and foreign telecommunications companies that lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically, these telecommunications companies offer their services to the public for domestic and international long distance services. In addition, we provide private communications links and VoIP gateway services.

Communication Services: We provide retail local phone service and international VoIP long distance service primarily to the U.S. Hispanic market throughout Texas, mainly in the Rio Grande Valley. Our local phone service includes access to a landline and value-added services such a caller ID and call waiting. These services are offered to our customers on both a prepaid and postpaid basis. We also provide prepaid domestic and long-distance services through our prepaid VoIP network platform. Customers access this platform and complete the call by using their local phone number as a “PIN” or personal identification number.

Network Services: We provide private communication links and VoIP gateway services to multi-national and foreign carriers and enterprise customers who require a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is currently available through the foreign telecommunication networks. These services include data, voice and fax transmission between multiple international offices and branches as well as Internet and co-location services in the United States.

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

Results of Operations

The following table sets forth certain items included in our results of operations in thousands of dollars amounts and variances between periods for the years ended July 31, 2007 and 2006.
	Years ended July 31,
	2007	2006	Variances	%
OPERATING REVENUES:
Carrier services	$31,562	$14,549	$17,013	117%
Communication services	113	125	(12)	-10%
Network services	17	22	(5)	-23%
Total operating revenues	31,692	14,696	16,996	116%

Cost of services (exclusive of depreciation and amortization, shown below)	29,521	13,869	15,652	113%
GROSS MARGIN	2,171	827	1,344	163%

Selling, general and administrative expense (exclusive of legal and professional fees)	1,625	1,138	487	43%
Legal and professional fees	258	195	63	32%
Bad debt expense	98	-	98	-100%
Depreciation and amortization expense	99	92	7	8%
OPERATING INCOME (LOSS)	91	(598)	689	115%

OTHER INCOME (EXPENSE):
Loss on derivative instrument liabilities	-	(6)	6	100%
Debt forgiveness income	-	50	(50)	-100%
Interest expense	(348)	(151)	(197)	-130%
Total other income (expense), net	(348)	(107)	(241)	-225%

NET (LOSS) FROM CONTINUING OPERATIONS	(257)	(705)	448	64%

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	-	1,652	(1,652)	-100%
NET INCOME FROM DISCONTINUED OPERATIONS	-	1,652	(1,652)	-100%

NET INCOME (LOSS)	$(257)	$947	$(1,204)	-127%
LESS: PREFERRED DIVIDEND	(56)	(959)	903	94%
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	828	-	828	100%

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$515	$(12)	$527	4392%

Year Ended July 31, 2007 Compared to Year ended July 31, 2006

Operating revenues. Consolidated operating revenues increased by 116% between periods from $14.7 million for the year ended July 31, 2006 to $31.7 million for the year ended July 31, 2007.

Carrier Services revenues increased by approximately $17 million, or 117% from the year ended July 31, 2006 to the year ended July 31, 2007. Our VoIP carrier traffic increased from approximately 283 million minutes during the year ended July 31, 2006 to approximately 451 million minutes during the year ended July 31, 2007. The increase in revenue and carrier traffic can mainly be attributed to an increase in customers over the last twelve months. The increase in total customers is as a result of the Company’s ability to offer high quality and dependable VoIP services to multiple countries in the world and greater capacity due to our increase in port capacity in our Nextone Soft Switch.

Communication services revenue decreased approximately 10% or $12,000 from the year ended July 31, 2006 to the year ended July 31, 2007. The decrease in communication services revenue is primarily due to a decrease in retail customers from 159 during the year ended July 31, 2006 to 117 during the year ended July 31, 2007.

Network Services revenues decreased by approximately 23% or $5,000 from the year ended July 31, 2006 to the year ended July 31, 2007. The decrease in network services revenue is primarily due to the decrease in network services customers.

Cost of Services (Exclusive of depreciation and amortization). The consolidated cost of services increased by approximately $15.7 million, or 113% from the year ended July 31, 2006 to the year ended July 31, 2007. The increase in cost of services is a direct result of the increase in carrier services revenue. As mentioned above, our carrier traffic increased from approximately 283 million minutes during the year ended July 31, 2006 to approximately 451 million minutes in the year ended July 31, 2007. Cost of services, as a percentage of revenue decreased from 94% during the year ended July 31, 2006 to 93% during the year ended July 31, 2007. Additionally, as a result of the increase in total revenue our gross profits increased from $827,000 during the year ended July 31, 2006 to $2,171,000 during the year ended July 31, 2007.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased $487,000, or 43% from the year ended July 31, 2006 to the year ended July 31, 2007. The increase is primarily attributable to an increase in salaries and wages of approximately $257,000 as a result of the hiring of two new employees, bonuses paid to officers, and accounts receivable-factoring fees of approximately $43,000 during the year ended July 31, 2007. Furthermore, non-cash issuance of common stock and warrants for services increased by $157,000 from the year ended July 31, 2006 to the year ended July 31, 2007. The increase is attributed to the recognition during the year ended July 31, 2007 of approximately $473,000 of non-cash compensation expense associated with stock options issued to employees and directors compared $267,000 in fiscal 2006.

Legal and professional fees. Legal and professional fees increased by $63,000, or 32% from the year ended July 31, 2006 to the year ended July 31, 2007. The increase is attributable to the recognition of approximately $7,500 associated with the preparation of the closing documents for the new accounts receivable factoring agreement. Also, during the year ended July 31, 2007 we recognized approximately $31,000 in professional fees associated with the evaluation of derivative instruments and restructuring of debt and we recognized approximately $45,000 in legal fees associated with a lawsuit filed by the Company for stock fraud and manipulation by various institutions.

Bad debt expense. During the year ended July 31, 2007 we recognized $98,000 in bad debt expense for certain accounts receivable we deemed we were unlikely to collect. We did not recognize any bad debt expense during the year ended July 31, 2006.

Depreciation and amortization. Depreciation and amortization increased by $7,000 or 8% year ended July 31, 2006 to the year ended July 31, 2007. The increase is attributed to the amortization during the fiscal 2007 of new computers and equipment acquired during fiscal 2007.

Operating income (loss). The Company’s operating income (loss) improved by $689,000 or 115% from the year ended July 31, 2006 to the year ended July 31, 2007. The improvement in operating income (loss) between periods is attributed to the increase in gross profit of $1,344,000. The increase in gross profit margin was partially offset by the increase in selling, general and administrative expenses, legal and professional fees, and bad debt expense.

Loss on derivative instruments liabilities, net. The Company recognized a loss on derivative instruments of $6,000 during the year ended July 31, 2006. No gain or loss was recognized during the year ended July 31, 2007, as we had no derivative liabilities during 2007.

Debt forgiveness income. Debt forgiveness income decreased by $50,000 from the year ended July 31, 2006 to the year ended July 31, 2007. The decrease is primarily due to the recognition during the year ended July 31, 2006 of $50,000 in debt forgiveness income associated with the settlement of debt for the issuance of common stock. This transaction was related to the settlement of $50,000 in debt with a consultant. This debt was incurred during fiscal 2000 and associated with the commissions incurred as part of the acquisition of the concession license in Mexico. The debt forgiveness income was based on the difference between the market price of ATSI’s equity at the time of issuance and the market price calculated at the time of the settlement of the debt. We did not have any debt forgiveness income in 2007.

Interest expense. Interest expense increased by $197,000 from the year ended July 31, 2006 to the year ended July 31, 2007. The increase can be attributed to the beneficial conversion feature of $143,723 recognized with conversion of the $564,600 in notes payable plus accrued interest of $10,292 and to the amortization of approximately $94,000 of deferred financing fees as part of the private placement financing.

Net loss from continuing operations. Net loss from continuing operations improved by $448,000 from the year ended July 31, 2006 to the year ended July 31, 2007. The improvement in net loss between periods is attributed to the increase in operating income, which as partially offset by the increase in interest expense.

Net income from discontinued operations. During the year ended July 31, 2006 we recognized a gain on disposal of discontinued operations of $1,652,000. The gain on disposal of discontinued operations arose from the sale of ATSI’s ownership in ATSIMex Personal S.A de C.V. Under the share purchase agreement the buyer acquired the total ownership and assumed all related liabilities on this entity of $1,652,000 and as a result we recognized a gain of $1,652,000. No gain on disposal of discontinued operation was recognized during the year ended July 31, 2007.

Preferred stock dividends. Preferred stock dividends decreased by $903,000 or 94% between periods, from $959,000 for the year ended July 31, 2006 to $56,000 during the year ended July 31, 2007. The decrease in preferred dividends between periods is mainly attributed to the conversion of Series A Convertible Preferred Stock and Series H Convertible Preferred Stock during 2007.

Reversal of previously recorded preferred stock dividends. During the year ended July 31, 2007, we recognized a reversal of previously recorded dividend expense of $828,000. This reversal occurred as result of the conversion into common stock of 2,750 shares of Series A Convertible Preferred Stock and 11,802,420 shares of Series H Convertible Preferred Stock. At the time of conversion of these securities the market price of ATSI’s stock was higher than at the time of issuance of the securities. As a result, a reversal of preferred dividends was recognized during the period.

Net income (loss) to common stockholders. Net income (loss) to common stockholders improved by $527,000. The improvement in net income applicable to common stockholders is attributed to the cumulative effect of the increase in operating income and the reversal of previously recorded preferred dividend of approximately $828,000.

Liquidity and Capital Resources

Cash Position: We had a cash balance of $1,050,000 as of July 31, 2007. Net cash provided by operating activities during the year ended July 31, 2007, was approximately $562,000, attributable to improved operating results from an increase in gross margins offset by working capital changes.

Investing activities during the year ended July 31, 2007, consumed $501,000. We used $306,000 to acquire two certificates of deposit necessary to secure certain obligations of the Company. We used $50,000 on a note receivable issued to a NetSapiens. The note receivable is secured by NetSapiens’ proprietary Starter Platform License. Additionally, we used $145,000 to upgrade our Nextone Soft-switch and other equipment necessary to handle the increase in minutes of voice traffic transported in our network and sustain higher revenues.

Financing activities during the year ended July 31, 2007, generated $953,000 in cash. This cash was primarily generated from proceeds of our private placement of $713,000, proceeds from a notes payable of $550,000, cash proceeds of $35,000 from the exercise of 150,000 warrants and cash proceeds of $16,000 from the exercise of 100,000 stock options. These cash proceeds were offset by debt principal payments of $106,000 associated with two related party notes payable, the principal payments of $104,000 associated with various notes payable, the principal payments of $148,000 associated with advances from shareholders and principal payments of $3,000 associated with our capital leases. Overall, our net operating, investing and financing activities during the year ended July 31, 2007 provided an increase of $1,014,000 in cash.

Our current cash expenses are expected to be approximately $90,000 per month, including wages, rent, utilities, litigation fees and corporate professional fees. We are currently generating sufficient cash from operations to cover all monthly cash expenses, but we cannot predict if, over the next twelve months, we will continue to generate sufficient cash from operations to cover all of our cash expenses. We intend to cover our monthly cash expenses with our cash produced from operations and financing activities. We expect to continue conserving cash resources by paying long-term executive compensation and fees for certain professional services with shares of our common stock. Additionally, on November 3, 2006, we entered into a factoring agreement with CCA Financial Services, Inc. Under the agreement, CCA Financial Services committed to purchase up to $1,000,000 of ATSI’s monthly receivables. As our ongoing operations require, we will continue factoring our receivables under this agreement, which on average has been $850,000 of our monthly receivables. As of the date of this filing, we paid all factor receivables to our factoring agent; we will continue to factor our receivables on a monthly basis as services are rendered to our customers. Furthermore, we will continue to pursue additional debt and equity financings to fund continued growth and increase our cash reserves. However, we presently do not have a definitive agreement in place to obtain such financing. Any additional debt or equity financing may not be available in sufficient amounts or on acceptable terms. If such financing is not available in sufficient amounts or on acceptable terms, the Company's operational results and future financial condition may be adversely affected.

We are not presently paying quarterly interest or dividends on our outstanding convertible debentures and preferred stock. However, we have continued to accrue dividends and interest on such debentures. The increase in accrued liabilities related to the dividends and interest in arrears contributed approximately $76,000 in cash flow savings during the year ended July 31, 2007.

Our working capital deficit was $424,000 as of July 31, 2007. This represents an improvement of approximately $2,376,000 from our working capital deficit at July 31, 2006. The improvement can primarily be attributed to the elimination of $1,773,680 of accrued dividends due to the conversion into common stock of 11,802,420 shares of Series H Convertible Preferred Stock and accrued dividends. Additionally, during the year ended July 31, 2007, we reclassified a note payable of $500,000 from long-term liabilities to current liabilities. This note is due in October 2007.

Ongoing operations

We generated sufficient income from operations to cover our operating expenses during the fiscal year ended July 31, 2007. However, we believe that due to our limited access to capital, we may not be able to support our ongoing operations if we do not continue producing positive operating income in the future. Our ability to continue as a going concern is dependent upon generating sufficient income from operations to cover our operating expense, the ongoing support of our stockholders and customers, and our ability to obtain capital resources to support expansion.

During the year ended July 31, 2007, we received $713,000 from the private placement financing, $35,000 from the exercise of warrants and $16,000 from the exercise of stock options. These funds, along with funds generated from operations, allowed us to cover our operating expenses and other corporate expenses during the year ended July 31, 2007. Additionally, on November 3, 2006, we entered into a factoring agreement with CCA Financial Services, Inc. Under the agreement, CCA Financial Services committed to purchase up to $1,000,000 of our monthly receivables. As our ongoing operations require, we will factor our receivables under this agreement. As of date of this filing, we did not have any outstanding factored receivables under this agreement.

We will continue to pursue cost cutting strategies in order to conserve working capital that could limit the implementation of our business plan. We are dependent on our operations and the proceeds from future debt or equity investments to fully implement our business plan. If we are unable to continue producing positive cash flow from operations or raise sufficient capital, we will be required to delay or forego some portion of our business plan, which will have an adverse effect on our anticipated results from operations and our financial condition. Alternatively, we may seek interim financing in the form of private placement of debt or equity securities. Such interim financing may not be available in the amounts or at the time when it is required.

Critical Accounting Policies

Revenue Recognition. ATSI derives revenue from Carrier Services, Network Services, and Communication Services. ATSI records and reports its revenue on the gross amount billed to its customers in accordance with EITF 99-19. Revenue is recognized when persuasive evidence of an arrangement exists, service or network capacity has been provided, the price is fixed or determinable, collectibility is reasonably assured and there are no significant obligations remaining.

Carrier Service: ATSI provides VoIP communication services to U.S. and foreign telecommunications companies, who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically these telecommunications companies offer their services to the public for domestic and international long distance services. Carrier service revenue is derived through transporting and terminating minutes of telecommunications traffic over ATSI’s owned or leased VoIP network (Voice over Internet Protocol). ATSI recognizes revenue in the period the service is provided, net of revenue reserves for potential billing credits. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call.

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

Network Services: ATSI provides private communication links and VoIP gateway services to multi-national and foreign carriers and enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is currently available through the foreign telecommunication networks. These services include data, voice and fax transmission between multiple international offices and branches as well as Internet and collocation services in the United States. ATSI recognizes network services revenue during the period the service is provided.

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

Stock-based compensation. Effective February 1, 2006, ATSI began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to February 1, 2006, ATSI had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. ATSI adopted the modified prospective transition method as permitted under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this modified prospective transition method, compensation cost associated with stock options recognized during fiscal 2006 includes the amortization related to the remaining service period of all stock option awards granted prior to February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

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

ATSI evaluates the application of SFAS 133 and EITF 00-19 for all of its financial instruments.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of ATSI Communications, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ATSI Communications, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of ATSI Communications, Inc. and subsidiaries as of July 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of ATSI’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATSI as of July 31, 2007 and 2006 and the consolidated results of their operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that ATSI will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, ATSI has a working capital deficit, has suffered recurring losses from operations and has a stockholders’ deficit. These conditions raise substantial doubt about ATSI’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

October 15, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 31,	July 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,050	$36
Accounts receivable, net of allowance for bad debt of $98 and $0, respectively	866	621
Note receivable	50	-
Prepaid & other current assets	94	33
Total current assets	2,060	690

LONG-TERM ASSETS:
Certificates of deposit	306	-

PROPERTY AND EQUIPMENT	499	284
Less - accumulated depreciation	(281)	(182)
Net property and equipment	218	102

Total assets	$2,584	$792

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,071	$676
Accounts payable, related parties	-	42
Line of credit, CSI Business Finance	-	150
Accrued liabilities	516	2,389
Current portion of obligation under capital leases	3	3
Notes payable	818	50
Notes payable, related party	-	106
Convertible debentures	76	74
Total current liabilities	2,484	3,490

LONG-TERM LIABILITIES:
Notes payable	177	500
Convertible debentures	158	234
Obligation under capital leases, less current portion	3	6
Other	4	4
Total long-term liabilities	342	744

Total liabilities	2,826	4,234

STOCKHOLDERS' DEFICIT:
Series A Cumulative Convertible Preferred Stock, $0.001, 50,000 shares authorized, 0 and 2,750 shares issued and outstanding	-	-
Series D Cumulative Preferred Stock, 3,000 shares authorized, 742 shares issued and outstanding	1	1
Series E Cumulative Preferred Stock, 10,000 shares authorized, 1,170 shares issued and outstanding	1	1
Series H Convertible Preferred Stock, $0.001, 16,000,000 shares authorized, 0 and 11,802,353 shares issued and outstanding, respectively	-	12
Common stock, $0.001 par value, 150,000,000 shares authorized, 37,620,513 and 16,44,768 shares
issued and outstanding, respectively	38	16
Additional paid in capital	72,222	68,775
Accumulated deficit	(72,505)	(72,248)
Other comprehensive income	1	1
Total stockholders' deficit	(242)	(3,442)
Total liabilities and stockholders' deficit	$2,584	$792

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended July 31,
	2007	2006
OPERATING REVENUES:
Carrier services	$31,562	$14,549
Communication services	113	125
Network services	17	22
Total operating revenues	31,692	14,696

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	29,521	13,869
Selling, general and administrative expense (exclusive of legal and professional fees)	1,625	1,138
Legal and professional fees	258	195
Bad debt expense	98	-
Depreciation and amortization expense	99	92
Total operating expenses	31,601	15,294

OPERATING INCOME (LOSS)	91	(598)

OTHER INCOME (EXPENSE):
Loss on derivative instrument liabilities	-	(6)
Debt forgiveness income	-	50
Interest expense	(348)	(151)
Total other income (expense), net	(348)	(107)

NET (LOSS) FROM CONTINUING OPERATIONS	(257)	(705)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	-	1,652
NET INCOME FROM DISCONTINUED OPERATIONS	-	1,652

NET INCOME (LOSS)	$(257)	$947
LESS: PREFERRED DIVIDEND	(56)	(959)
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	828	-

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$515	$(12)

BASIC INCOME (LOSS) PER SHARE:
From continuing operations	$0.02	$(0.12)
From discontinued operations	$-	$0.12
Total	$0.02	$0.00

DILUTED INCOME (LOSS) PER SHARE
From continuing operations	$(0.01)	$(0.02)
From discontinued operations	$-	$0.05
Total	$(0.01)	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	27,908,044	13,516,342
DILUTED COMMON SHARES OUTSTANDING	28,049,739	31,287,366

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Years ended July 31,
	2007	2006
		(Restated)
Net income (loss) to common stockholders	$515	$(12)

Foreign currency translation adjustment	-	(501)

Comprehensive income (loss) to common stockholders	$515	$(513)

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT
(in thousands, except share amounts)

											Additional		Other
	Preferred (A)		Preferred (D)		Preferred (E)		Preferred (H)		Common		Paid-in	Retained	Comp.
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	(Deficit)	Income/Loss	Totals

BALANCE, JULY 31, 2005	3,750	—	—	—	—	—	13,912,300	14	10,396,892	10	$66,741	$(73,195)	$502	$(5,928)
Shares issued for services									549,456	1	127			128
Shares issued to purchase assets									180,272	-	58			58
Shares issued for P/S conversion	(1,000)	—					(2,309,880)	(2)	2,959,731	3	167			168
Shares issued for debt conversion							200,000	-	866,386	1	255			256
Reclass of Series D from debt			742	1							740			740
Reclass of Series E from debt					1,170	1					1,169			1,170
Exercise of warrants									366,666	-	54			54
Warrant expense											49			49
Preferred stock dividend											(959)			(959)
Shares issued for services, employees									1,125,000	1	179			180
Derivative instruments (income) expense											82			82
Beneficial conversion feature											26			26
Stock option expense											87			87
Other comp. income/loss													(501)	(501)
Net income												947		947
BALANCE, JULY 31, 2006	2,750	—	742	1	1,170	1	11,802,420	12	16,444,403	16	$68,775	$(72,248)	$1	$(3,442)
Shares issued for Services									1,475,062	1	333			334
Common shares issued for Preferred Stock Conversion	(2,750)	—					(11,802,420)	(12)	16,261,847	16	1,137			1,141
Exercise of warrants									150,000	2	35			37
Dividends declared											(56)			(56)
Reversal of previously recorded preferred dividend											828			828
Stock option expense											267			267
Proceeds from exercise of options									100,000	1	16			17
Beneficial Conversion Feature, private placement											144			144
Shares issued for conversion of notes payable									3,189,201	2	743			745
Net (Loss)												(257)		(257)

BALANCE, JULY 31, 2007	—	—	742	1	1,170	1	—	—	37,620,513	38	$72,222	$(72,505)	$1	$(242)

See accompanying summary of accounting policies and notes to the consolidated financial statements .

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
	Years ended July 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(257)	$947
Adjustments to reconcile net loss to cash used in operating activities:
Gain in disposal of investment	-	(1,652)
Debt forgiveness income	-	-
Depreciation and amortization	99	92
Issuance of stock grants and options, employees for services	473	267
Issuance of common stock and warrants for services	129	176
Provisions for losses on accounts receivables	98	-
Loss on derivative instrument liabilities	-	6
Amortization of debt discount	152	-
Changes in operating assets and liabilities:
Accounts receivable	(343)	(451)
Prepaid expenses and other	(61)	10
Accounts payable	174	101
Accounts payable - related parties	15	43
Accrued liabilities	83	157
Net cash provided by / used in operating activities	562	(304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(306)	(4)
Note receivable	(50)	-
Purchases of property & equipment	(145)	-
Net cash used in investing activities	(501)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	-	120
Payments on notes payable, related party	(106)	(30)
Proceeds from notes payable	550	50
Payments on notes payable	(104)	-
Payments on advances from shareholders	(148)	-
Proceeds from advances from shareholders	713	-
Proceeds from line of credit, net	-	124
Proceeds from the exercise of stock options	16
Proceeds from the exercise of warrants	35	54
Principal payments on capital lease obligation	(3)	(3)
Net cash provided by financing activities	953	315

INCREASE IN CASH	1,014	7
CASH AND CASH EQUIVALENTS, beginning of period	36	29

CASH AND CASH EQUIVALENTS, end of period	$1,050	$36

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$77	$24
Cash paid for income tax	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$688	$256
Issuance of common stock for accounts payable	58	-
Issuance of common stock for purchase of fixed & intangible assets	-	58
Conversion of preferred stock to common stock	1,141	167
Discount for beneficial conversion feature on convertible debt	144	26
Fair value of derivatives transferred to equity	-	82
Reclass preferred stock from debt to equity	-	1,912
Preferred stock dividends	56	959
Reversal of previously recorded preferred stock dividend	(828)	-

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. ATSI Communications, Inc. was incorporated in Nevada on May 24, 2004. ATSI is an international telecommunications carrier that utilizes the Internet to provide economical international communication services to carriers and telephony resellers around the world. ATSI’s continuing operations consist of VoIP carrier services, network services, and retail communication services. ATSI’s primary business consists of providing VoIP communication services to U.S. and foreign telecommunications companies that lack transmission facilities and require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America.

Principles of Consolidation. The consolidated financial statements have been prepared on the accrual basis of accounting under accounting principles generally accepted in the United States. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Revenue Recognition. ATSI derives revenue from Carrier Services, Network Services, and Communication Services. ATSI records and reports its revenue on the gross amount billed to its customers in accordance with EITF 99-19. Revenue is recognized when persuasive evidence of an arrangement exists, service or network capacity has been provided, the price is fixed or determinable, collectibility is reasonably assured and there are no significant obligations remaining.

Carrier Service: ATSI provides VoIP communication services to U.S. and foreign telecommunications companies, who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically these telecommunications companies offer their services to the public for domestic and international long distance services. Carrier service revenue is derived through transporting and terminating minutes of telecommunications traffic over ATSI’s owned or leased VoIP network (Voice over Internet Protocol). ATSI recognizes revenue in the period the service is provided, net of revenue reserves for potential billing credits. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call.

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

Network Services: ATSI provides private communication links and VoIP gateway services to multi-national and foreign carriers and enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is currently available through the foreign telecommunication networks. These services include data, voice and fax transmission between multiple international offices and branches as well as Internet and collocation services in the United States. ATSI recognizes network services revenue during the period the service is provided.

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

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2007, ATSI’s allowance for doubtful accounts balance was approximately $98,000. There was no allowance for doubtful accounts as of July 31, 2006.

Investment in unconsolidated subsidiary. On May 22, 2003 ATSI sold 51% of its interest in ATSI Comunicaciones S.A de C.V., (ATSICOM) As of July 31, 2007, ATSI has a 49% interest in the profits and equity of ATSICOM, a Mexican corporation engaged in providing telecommunications services. During fiscal 2003, ATSI recorded the investment in the unconsolidated subsidiary in conformity with the equity method of accounting. During the year ended July 31, 2004, ATSI determined that the estimated future cash flows expected from the concession license were less than its carrying value. As a result ATSI recorded an impairment loss of approximately $702,000 to reduce the recorded value of the concession license to zero. Although there is no assurance of future value appreciation, from time to time ATSI will conduct a valuation of its investment in the concession license and record the determined value, if any, in its financial statements. As of July 31, 2007, nothing has come to management’s attention that would require ATSI to make any adjustment to its financial statement.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. There are no derivative instrument liabilities as of July 31, 2007.

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

Stock-based compensation. Effective February 1, 2006, ATSI began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to February 1, 2006, ATSI had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. ATSI adopted the modified prospective transition method as permitted under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this modified prospective transition method, compensation cost associated with stock options recognized during fiscal 2006 includes the amortization related to the remaining service period of all stock option awards granted prior to February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The following table illustrates the effect on net income loss and net loss per share for the twelve months ended July 31, 2007 if ATSI had applied the fair value provisions of FASB Statement No. 123R, to stock-based employee compensation:

		Twelve months ended July 31,
		2007	2006

Net income (loss) to common
shareholders, as reported		$515,000	$(12,000)
Add:	stock based compensation determined
	under intrinsic value based method	-	-
Less:	stock based compensation determined
	under fair value based method	-	(281,499)

	Pro forma net income (loss) to common stockholders	$515,000	$(293,499)

Basic net income (loss) per common share:
	As reported	$0.02	$0.00
	Pro forma	$0.02	$(0.02)

Diluted net income (loss) per common share:
	As reported	$(0.01)	$0.03
	Pro forma	$(0.01)	$(0.01)

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended July 31,

	2007	2006
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	80%	50%
Risk-free interest rate	4.51%	4.39%
Expected life of options	7 years	10 years

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ATSI incurred net losses from operations of $257,000 and $705,000 in fiscal 2007 and 2006, respectively, has an accumulated deficit of $72.5 million and a working capital deficit of $424,000 as of July 31, 2007. Although we generated sufficient income from operations to cover our operating expenses during the fiscal year ended July 31, 2007, these conditions create doubt as to ATSI’s ability to continue as a going concern. Management plans to continue to improve its financial position through the profitable growth of its operations subject to its capital limitations. Management will also continue to pursue financings that may include raising additional capital through the issuance of debt and sales of common stock, preferred stock. The financial statements do not include any adjustments that might be necessary if ATSI is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Following is a summary of ATSI’s property and equipment at July 31, 2007 and 2006 (in thousands):

	Useful lives	2007	2006
Telecom equipment & software	1-5 years	$499	$284
Less: accumulated depreciation		(281)	(182)
Net-property and equipment		$218	$102

For the years ended July 31, 2007 and 2006, depreciation and amortization totaled approximately $99,000 and $92,000, respectively.

NOTE 4 -NOTE RECEIVABLE

On July 13, 2007, ATSI agreed to loan $150,000 to NetSapiens Inc. The promissory note receivable has a maturity date of June 26, 2008 and an annual interest rate of 8%. The note will be funded by ATSI in five installments as follows:

1)	$50,000 on July 13, 2007;
2)	$25,000 on August 13, 2007;
3)	$25,000 on September 13, 2007;
4)	$25,000 on October 13, 2007; and
5)	$25,000 on November 13, 2007.

The note is secured by NetSapiens’ proprietary Starter Platform License and SNAPsolution modules and provides for accrual of interest each month with the principal balance due at maturity. Additionally, ATSI can convert at any time the outstanding interest and principal balance into a perpetual NetSapiens’ License. As of July 31, 2007, the principal balance outstanding on the note was $50,000 and ATSI has funded the remaining $100,000 as of October 12, 2007.

NOTE 5 - NOTES PAYABLE

On November 3, 2006, ATSI borrowed $250,000 from CCA Financial Services, Inc. This note bears an interest at the rate of 16%, provides for eleven monthly principal and interest payments of $7,807 and a final payment at maturity of $200,000, is secured by ATSI’s equipment, deposit accounts and accounts receivables and matures on November 3, 2007. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties. In connection with the transaction ATSI paid application, legal and documentation fees of $7,500.

On November 3, 2006, ATSI entered into an accounts receivable factoring agreement with CCA Financial Services, Inc. Under the agreement, CCA Financial Services committed to purchase up to $1,000,000 of ATSI’s accounts receivables. The factoring agreement is for twelve months and ATSI can terminate this agreement at its sole discretion at any time, subject to a $10,000 early termination fee. The factoring rate ranges from 1.00%-1.25% based on the factored amount and number of days outstanding. As our ongoing operations require, we will continue factoring our receivables under this agreement, which on average has been $850,000 of our monthly receivables. As of the date of this filing, we did not have any factored receivables outstanding; we will continue to factor our receivables on a monthly basis as services are rendered to our customers.

During the nine months ended April 30, 2007, ATSI borrowed $564,000 under several notes payable. Which matured on May 28, 2007 and bear an annual interest rate of 12%. On February 1, 2007, ATSI notified the holders of the notes of its intent to convert the outstanding principal and interest into common stock. The conversion price was set by ATSI at $0.22 per share, which was approximately 80% of the market price at February 1, 2007. A beneficial conversion feature for the difference between the closing price and the conversion price was recognized in accordance with EITF 98-5 and EITF 00-27. The beneficial conversion feature is presented as a discount to the related debt or a dividend to the related equity, with an offsetting amount increasing additional paid-in capital. As a result, ATSI recognized $143,723 in discount from the beneficial conversion feature at the time of the issuance and issued 2,566,482 common shares to the note holders. In addition, ATSI issued 238,636 shares of common stock with a fair value of $66,818 and made cash payment of $26,960 for services provided by the placement agents in connection with the placement of the notes. As of July 31, 2007, the entire discount has been expensed by ATSI as the result of the conversion of all notes to common shares.

On February 7, 2007, ATSI paid off its $16,000 note payable with Mr. John Fleming, a director of ATSI.

On March 28, 2007, ATSI borrowed $100,000 from Wells Fargo Bank. This note bears an annual interest rate of 7%, provides for twelve monthly principal and interest payments of $4,481, and is secured by ATSI’s certificate of deposit for $100,000. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties.

On July 25, 2007, ATSI borrowed $200,000 from Wells Fargo Bank. This note bears an annual interest rate of 7.25%, provides for thirty-six monthly principal and interest payments of $6,208 and is secured by ATSI’s certificate of deposit for $200,000. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties.

On June 1, 2006, ATSI restructured it’s 9% Convertible Subordinated Debentures (“Original 9% debentures”) by issuing 416 9% Convertible Subordinated Debentures (“New Debentures”) with a face value of $1,000 each, due June 2011. The New Debentures were issued in exchange for all of the Original 9% Debentures in the aggregate principal amount of $275,000 and $141,000 of accrued interest through June 2006. Each New Debenture accrues interest at the rate of 9% per annum payable annually. The debentures and any accrued interest are subject to an election to convert into common stock by either ATSI or the holders at the higher of (a) $0.27 per share or (b) the average closing price of ATSI’s common stock for the 10 days immediately preceding the date of conversion. The maximum common shares that can be issued upon conversion of the debentures are 1,540,741 common shares. Additionally, the proceeds from the debentures have been discounted by $26,000 to reflect a beneficial conversion feature derived from the difference between the conversion price and the market price at the time of issuance. The discount will be amortized over the life of the debentures using the effective interest method. On June 1, 2007, ATSI issued 419,081 restricted common shares as the 2nd principal payment and accrued interest on the debentures of $83,200 and $29,952, respectively. Additionally, as of July 31, 2007, ATSI had approximately $85,000 in accrued interest associated with these debentures.

ATSI analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that derivative accounting is not applicable.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases:

ATSI leases its office space with monthly payments of $4,085; the lease expires in November 2011. The annual rent expense under the operating lease was $43,486 and $45,442 for 2006 and 2007, respectively. The future minimum lease payments under the operating lease are as follows:

FY2008	$47,439
FY2009	48,199
FY2010	49,100
FY2011	49,250
Litigation:

On October 31, 2002, ATSI filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of our Series D and E Redeemable Preferred Stock. On July 11, 2007, the lawsuit was dismissed by the Court of Appeals.

One of the defendants, RGC International Investors, LDC, filed a lawsuit in the Chancery Court in Delaware against ATSI on March 20, 2007 asserting it still had rights of enforcement against ATSI to convert preferred stock to common stock or redeem such stock in connection with Certificate of Designation issued regarding such series E preferred stock in October of 2000. In August 2007 the parties reached a confidential settlement agreement under which the 1,170 shares of Series E Preferred Stock have been cancelled.

Currently ATSI is still in litigation with Shaar Fund, Ltd., the holders of the series D preferred stock and is involved in settlement negotiations.

NOTE 7 - EQUITY

Common Stock

During the year ended July 31, 2007 ATSI issued:

-	495,062 shares of common stock valued at $128,920 for its placement agent fees and legal and consulting services rendered by various individuals.

-
980,000 shares of common stock to its employees and directors for services rendered. ATSI recorded compensation expense of $205,800 in its statement of operations for the aggregate market value of the stock at the date of issuance.

-	16,149,938 shares of common stock in connection with the conversion and redemption of 11,802,420 shares of Series H Preferred Stock and accrued premium common shares.

-	111,909 shares of common stock in connection with the conversion of 2,750 shares of Series A Preferred Stock and accrued dividend.

-	150,000 shares of common stock upon exercise of outstanding warrants for aggregate proceeds of $34,500.

-	100,000 shares of common stock upon exercise of outstanding stock options by an employee for $16,000.

-	66,226 shares of common stock to Richard Benkendorf as a payment of $15,226 under a settlement agreement.

-	137,412 shares of common stock to John Fleming as a payment of $42,600 under a settlement agreement.

-	2,566,482 shares of common stock in connection with the conversion of various notes payable in the principal amount of $564,600 and accrued interest of $10,292.

-	419,081 shares of common stock valued at $113,152 in connection with the annual payment on the “New Debentures” dated June 1, 2006.

No dividends were declared on ATSI’s common stock during fiscal 2007 and 2006.

Preferred Stock

The terms of ATSI’s preferred stock restrict ATSI from declaring and paying dividends on ATSI’s common stock until such time as all outstanding dividends have been fulfilled related to the preferred stock. The outstanding preferred stock have liquidation preference prior to common stock and ratably with each other. No dividends were declared on ATSI’s preferred stock during fiscal 2007 and 2006.

Series A Preferred Stock

Series A Preferred Stocks were issued in March 1999. The Series A Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to one year at the average closing price of the Common Stock for twenty (20) trading days preceding the Date of Closing (the “Initial Conversion Price”). On each Anniversary Date up to and including the fifth Anniversary Date, the Conversion price on any unconverted Preferred Stock, will be reset to be equal to 75% of the average closing price of the stock for the then twenty (20) preceding days provided that the Conversion price can not be reset any lower than 75% of the Initial Conversion Price. As these conversion features were considered a “beneficial conversion feature” to the holder, ATSI allocated approximately $3.6 million of the approximately $5.0 million in proceeds to additional paid-in capital as a discount that has been fully amortized in prior periods. The Series A Preferred Stock is callable and redeemable by ATSI at 100% of its face value, plus any accumulated, unpaid dividends at ATSI’s option any time after the Common Stock of ATSI has traded at 200% or more of the conversion price in effect for at least twenty (20) consecutive trading days. The Series A Preferred Stock holders are entitled to vote, based on number of common stock into which the preferred stock could be converted. Dividends are payable on June 1, September 1, December 1 and March 1.

During fiscal 2007, ATSI issued 111,909 common shares in conversion of 2,750 shares of Series A Preferred Stock. As of July 31, 2007, all Series A Preferred Stock have been converted into common stock.

Series D Preferred Stock

Series D Preferred Stock was issued in February 2000. The Series D Preferred Stock accrues cumulative dividends at the rate of 6% per annum payable quarterly. The Series D Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 83% of the five lowest closing bid prices on the ten days preceding conversion. The terms of ATSI’s Series D Preferred Stock allow for mandatory redemption by the holder upon certain conditions. The Series D Preferred Stock allows the holder to elect redemption upon the change of control of ATSI at 120% of the sum of $1,300 per share and accrued and unpaid dividends. Additionally, the holder may elect redemption at $1,270 per share plus accrued and unpaid dividends if ATSI refuses to honor conversion notice or if a third party challenges conversion. The Series D Preferred Stock holders are not entitled to vote.

On January 24, 2003 ATSI received a demand redemption letter from the Series D Preferred holders. ATSI has not issued these shares; it is the position of ATSI that the investor’s shares are not owed. Further ATSI has filed a lawsuit against one or more parties to whom the investors share are allegedly owed.

In June 2007, ATSI initiated a declaratory judgment action in the United States District Court for the Western District of Texas against Shaar Fund, Ltd., holder of series D preferred stock who still asserted it had rights under instruments that issued incident to such stock. ATSI asserted that alleged rights asserted by the Shaar Fund Ltd are barred by applicable statute of limitations.

On August 2, 2007, Shaar Fund Ltd. filed a separate suit against ATSI in the United States District Court for the Southern District Court of New York asserting it continued to own rights under the instruments relating to the series D preferred stock.

By September, 2007, the parties reached an agreement as to the competing suits which led to ATSI dismissing the Texas suit in favor of litigating all remaining issues between it and Shaar Fund Ltd. as to such matters in United States District Court for the Southern District Court of New York. Pleading deadlines have been extended and the parties are currently exploring a mutual resolution.

As of July 31, 2007, 742 shares of Series D Preferred Stock remain outstanding, for which ATSI has accrued approximately $285,000 for dividends.

Series E Preferred Stock

Series E Preferred Stocks were issued in October 2000 with a stated value of $1,000 per share.. The Series E Preferred Stock contain certain conversion and redemption features which provide that (1) they may be converted into Common Stock for up to three years at the lesser of a) the market price - defined as the average of the closing bid price for the five lowest of the ten trading days prior to conversion or b) the fixed conversion price - defined as 120% of the lesser of the average closing bid price for the ten days prior to closing or the October 12, 2000 closing bid price and (2) allow for mandatory redemption by the holder upon certain conditions.

The Series E Preferred Stock allows the holder to elect redemption at $1,250 per share plus 6% per annum if: 1) ATSI refuses conversion notice, 2) an effective registration statement was not obtained by prior to March 11, 2001, 3) bankruptcy proceedings are initiated against ATSI, 4) The Secretaría de Comunicaciones y Transportes of the SCT limits or terminates the scope of the concession or, 5) if ATSI fails to maintain a listing on NASDAQ, NYSE or AMEX. ATSI believes that the holders of the Series E Preferred Stock can no longer enforce the conversion or redemption features of the Preferred Stock instruments due to, among other things, the expiration of the applicable statute of limitations. Subsequent to July 31, 2007 the parties reached a confidential settlement agreement. Under the confidential settlement agreement the 1,170 shares of Series E Preferred Stock have been cancelled. The Series E Convertible Preferred Stock holders are not entitled to vote.

As of July 31, 2007, 1,170 shares of Series E Preferred Stock remained outstanding and in August 2007, ATSI reached a confidential settlement agreement with the holders of the 1,170 shares of Series E Preferred Stock. Under the confidential settlement agreement ATSI paid $175,000 to the Series E Preferred Stock shareholders and the 1,170 shares of Series E Preferred Stock have been cancelled.

Series H Preferred Stock

On May 6, 2004, ATSI’s stockholders approved the reincorporation of ATSI into a wholly owned subsidiary, ATSI Merger Corporation in Nevada. As a result of the merger, ATSI’s Stockholders of record as of May 24, 2004 received one (1) share of New ATSI Common Stock and ten (10) shares of New ATSI Series H Convertible Preferred Stock for each 100 shares of Old ATSI Common Stock surrendered. During fiscal 2004, 14,385,000 shares of the New ATSI Series H Convertible Preferred Stock were issued.

Pursuant to ATSI’s Certificate of Incorporation, ATSI’s board of directors may issue, in series, 16,000,000 of the New ATSI Series H Convertible Preferred shares, with a par value of $0.001. The Series H Convertible Preferred Stock holders are not entitled to vote but they are entitled to receive dividends on common stock. Per the certificate of designation, ATSI can redeem the Series H Preferred Stock for common stock at any time.

During fiscal 2007, 11,802,420 shares of Series H Preferred Stock were converted to 16,149,938 shares of common stock. As of July 31, 2007, all shares of Series H Preferred Stock have been converted into common stock.

NOTE 8 - STOCK-BASED COMPENSATION AND WARRANTS

In September 2005, ATSI adopted its 2005 Stock Compensation Plan. This plan authorizes the grant of up to 7.5 million warrants, stock options, restricted common shares, non-restricted common shares and other awards to employees, directors, and certain other persons. The Plan is intended to permit ATSI to retain and attract qualified individuals who will contribute to the overall success of ATSI. The terms of any grants under the Plan are determined by the Board of Directors of ATSI. Exercise prices of all of the warrants and stock options and other awards will vary based on the market price of the shares of common stock as of the date of grant. The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest based on the terms of the individual grant.

Issuances under the “2005 Stock Compensation Plan” during fiscal 2007 are:

- 1,345,000 options to purchase common stock to its employees and members of the Board of Directors with an exercise price of $0.21 per share, the closing price of ATSI’s common stock on the grant date, September 25, 2006. One third of the options vested immediately at the issuance date and the remaining two-thirds will vest equally over a period of two years. Under the fair value option method, ATSI recognized $71,000 of compensation expense associated with the vested options at the date of grant. ATSI will recognize the remaining $142,000 of non-cash compensation expense related to un-vested options over the service period.

- 980,000 shares of unrestricted common stock to its employees and directors for services rendered. See Note 7 for details.

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	80%
Risk-free interest rate	4.51%
Expected life of options	7 years

A summary of the options as of July 31, 2006 and 2007 and the changes during the year ended July 31, 2006 and 2007 is presented below:

			Weighted- average
		Weighted- average	remaining contractual
2005 Stock Compensation Plan	Options	exercise price	term (years)

Outstanding at July 31, 2005	-	$-	-
Granted	4,354,000	0.16	9
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at July 31, 2006	4,354,000	$0.16	9
Granted	1,345,000	0.21	9
Exercised	(100,000)	0.16	9
Forfeited	-	-	-
Outstanding at July 31, 2007	5,599,000	$0.17	9

Exercisable at July 31, 2007	2,837,000	$0.17	9

In June 2004, ATSI adopted the 2004 stock compensation plan. This plan authorizes the grant of up to 7.5 million of warrants, stock options, restricted common stock, non-restricted common stock and other awards, or a combination, to employees, directors, consultants and certain other persons. The plan is intended to permit ATSI to retain and attract qualified individuals who will contribute to ATSI’s overall success of ATSI. The exercise price of all of the warrants, stock options, restricted common stock, non-restricted common stock and other awards will vary based on the market price of the shares of common stock as of the date of grant. The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest pursuant based in the individual security granted.

The issuances under this plan during fiscal 2006 and 2007 are:

-
On January 1, 2006, ATSI entered into consulting agreements for 90 days with NetComm Services Corp. The consulting agreement automatically renews every 90 days unless either party notifies the other of the intent to cancel within 15 days prior to the renewal period. As of July 31, 2007, the consulting agreement has automatically renewed and is still effective. The consulting agreement with NetComm Services Corp. provided for the issuance of compensation warrants to purchase a total of 150,000 shares of ATSI’s common stock at price of $0.23 per share. These warrants expire on January 1, 2009. At issuance, ATSI recognized $29,477 of non-cash compensation expense associated with the issuance of these warrants. During fiscal 2007 150,000 warrants were exercised at a price of $0.23 per share.

A summary of the warrants as of July 31, 2006 and 2007 and the changes during the year ended July 31, 2006 and 2007 is presented below:

			Weighted-average
		Weighted-average	remaining contractual
2004 Stock Compensation Plan (Warrants)	Warrants	exercise price	term (years)

Outstanding at July 31, 2005	303,140	$0.25	3
Granted	350,000	0.23	3
Exercised	(366,666)	0.24	3
Forfeited	(136,474)	0.25	3
Outstanding at July 31, 2006	150,000	$0.23	3
Granted	-	-	-
Exercised	(150,000)	0.23	3
Forfeited	-	-	-
Outstanding at July 31, 2007	-	$-	-

Exercisable at July 31, 2007	-	-	-

NOTE 9 - PREFERRED STOCK DIVIDEND

During fiscal 2007, ATSI reversed previously recorded accrued dividends payable on outstanding shares of Series A Convertible Preferred Stock and Series H Convertible Preferred Stock of $828,000. The adjustment to the accrued dividends occurred as a result of the conversion of 2,750 shares of Series A Convertible Preferred Stock and 11,802,420 shares of Series H Convertible Preferred Stock into 16,261,847 shares of ATSI's common stock. Upon conversion of these preferred shares, ATSI reversed the balance previously accrued for dividends with a corresponding amount recorded to common stock at par value and additional paid in capital.  The reversal is reflected as a reconciling item on the statements of operations to derive net income to common stockholders.

NOTE 10 - INCOME TAXES

At July 31, 2007, ATSI had a consolidated net operating loss carry-forward (“NOL”) of approximately $8,416,000 expiring ranging from 2009 through 2026. ATSI had no deferred tax asset resulting from its NOL. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382 of the Tax Reform Act of 1986.

ATSI conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and ATSI’s liquidity and equity positions. As of July 31, 2007, ATSI has determined that a valuation allowance is necessary for the entire amount of deferred tax assets.

Deferred tax assets are comprised of the following as of July 31, 2007 and 2006:

	2007	2006
Net operating loss carry-forward	$2,861,000	$3,964,000
Valuation allowance	(2,861,000)	(3,964,000)
Total deferred tax asset	$-	$-

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

NOTE 11 - EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share have been computed based upon the weighted average common shares outstanding. Diluted earnings per share gives effect to outstanding convertible preferred shares, warrants and stock options, unless their effect is anti-dilutive. Earnings (loss) per common share has been computed as follows:

	Year ended July 31,
	2007	2006
	(In thousands, except share information)
Net income (loss) to be used to compute income
(loss) per share:
Net income (loss)	$(257)	$947
Less preferred dividends	772	(959)

Net income (loss) attributable to common
Shareholders - Basic	515	(12)
Add back preferred dividends	(772)	959

Net income (loss) attributable to common
shareholders -Diluted	$(257)	$947

Weighted average number of shares:
Weighted average common shares outstanding	27,908,044	13,516,342
Effect of conversion of preferred shares	-	15,591,698
Effect of warrants and options	141,695	2,179,326

Weighted average common shares outstanding
assuming dilution	28,049,739	31,287,366

Basic income (loss) per common share	$0.02	$(0.00)

Diluted income (loss) per common share	$(0.01)	$0.03

NOTE 12 - RELATED PARTY TRANSACTIONS

In January 2006, ATSI, through its wholly owned subsidiary, Telefamilia Communications, Inc., entered into a joint management and marketing agreement with Fiesta Communications, Inc. Under the joint management and marketing agreement ATSI provides accounting and administrative support for a monthly fee of $2,500. As of July 31, 2007, Fiesta owed ATSI $30,000 in management fees. ATSI’s CEO and President, Arthur L Smith, is a 20% shareholder of Fiesta.

ATSI has evaluated its relationship with Fiesta and determined that Fiesta is not a variable interest entity under FIN 46(R) and also concluded that it is not the primary beneficiary as defined by FIN 46(R) and, as a result, ATSI is not required to consolidate Fiesta at its formation.

NOTE 13 - SUBSEQUENT EVENTS

On August 15, 2007 ATSI granted 1,835,000 options to purchase common stock to its employees and members of the Board of Directors with an exercise price of $0.21 per share, the closing price of ATSI’s common stock on the grant date. One third of the options vested immediately at the issuance date and the remaining two-thirds will vest equally over a period of two years. Under the fair value option method, ATSI recognized $89,000 of compensation expense associated with the vested options at the date of grant. ATSI will recognize the remaining $177,000 of non-cash compensation expense related to un-vested options over the service period. Additionally, on August 15, 2007 ATSI issued 1,299,398 shares of unrestricted common stock to its employees and directors for services rendered with a market value of $272,874.

In August 2007, ATSI reached a confidential settlement agreement with the holders of the 1,170 shares of Series E Preferred Stock. Under the confidential settlement agreement ATSI paid $175,000 to the Series E Preferred Stock shareholders and the 1,170 shares of Series E Preferred Stock have been cancelled.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Controller and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the fiscal year covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter covered by this report that have had a material affect or are reasonably likely to have a material affect on internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Business Experience

The following table contains the name, age of our directors and executive officers.

Name	Age	Position Held
Arthur L. Smith	42	President, Chief Executive Officer and Director
Ruben Caraveo	39	Sr. Vice President, Operations and Technology
Antonio Estrada	33	Corporate Controller
John R. Fleming	53	Director, Interim Executive Chairman of the Board
Murray R. Nye	53	Director

Arthur L. Smith has served as our Chief Executive Officer and Director since May 2003. Mr. Smith also served as the President of ATSI de Mexico S.A de C.V. from August 2002 to April 2003, as our Chief Executive Officer and a Director from June 1996 to July 2002 and as our President since our formation in June 1996 to July 1998. Mr. Smith also served as President, Chief Operating Officer and a director of ATSI-Canada since its formation in May 1994. From December 1993 until May 1994, Mr. Smith served in the same positions with Latcomm International Inc., which amalgamated with Willingdon Resources Ltd. to form ATSI-Canada in May 1994. From June 1989 to December 1993, Mr. Smith was employed as director of international sales by GeoComm Partners, a satellite-based telecommunications company located in San Antonio, providing telecommunications services to Latin America. Mr. Smith has over 18 years’ experience in the telecommunications industry.

Ruben R. Caraveo has served as our Sr. Vice President of Operations and Technology since August 2006, and is also the Chief Operations Officer for our wholly-owned subsidiary Digerati Networks, Inc. Mr. Caraveo also served as Vice President of Sales and Operations from May 2003 to July 2006. Mr. Caraveo is responsible for the daily operations of Digerati Networks, Inc., Network Engineering, MIS, and the delivery of VoIP Carrier Services. Prior to joining ATSI, Mr. Caraveo served as Vice President of Operations and Engineering at Vycera Communications where he was responsible for overseeing all daily operations, including Network Operations, Engineering, Marketing, and the Network Trouble Reporting and Resolution departments. His prior experience also includes positions with Worldtel Interactive, Frontier, and WorldCom. Mr. Caraveo has more than 18 years' telecommunications industry experience, specializing in the areas of Carrier Sales, Network Operations, Engineering, Data and Systems Analysis, Product Marketing, and Systems Development. Mr. Caraveo attended California State University, Northridge, School of Engineering.

Antonio Estrada has served as our Corporate Controller since May 2003. From January 2002 through January 2003, Mr. Estrada served as our Director of International Accounting and Treasurer. From January 2001 to January 2002, Mr. Estrada served in various roles within ATSI, including International Accounting Manager and general Accountant. Prior to joining ATSI in 1999 he served as a Senior Accountant for the Epilepsy Association of San Antonio and South Texas. Mr. Estrada has more than 10 years’ experience in the telecommunications industry, financial reporting, treasury management, internal audit and accounting. Mr. Estrada graduated from the University of Texas at San Antonio, with a Bachelors of Business Administration, with a concentration in Accounting.

John R. Fleming has served as our Non-executive Chairman of the Board since August 2002 and as one of our Directors since January 2001. Mr. Fleming is the principal and founder of Vision Corporation, an early-stage investment company that focuses on communications technologies, service and hardware.  Mr. Fleming also owns Secure Media Solutions, Inc. , which specializes in digital medium transfer technologies for both the film and television industries.  Prior to forming Vision Corporation, Mr. Fleming served as President, International of IXC Communications, Inc. from April 1998 to December 1999. Immediately prior to that he served as IXC’s President of Emerging Markets from December 1997, as Executive Vice President of IXC from March 1996 through November 1997 and as Senior Vice President of IXC from October 1994 through March 1996. He served as Vice President of Sales and Marketing of IXC from its formation in July 1992 until October 1994. Prior to that, Mr. Fleming served as Director of Business Development and Director of Carrier Sales of CTI from 1986 to March 1990 and as Vice President of Marketing and Sales of CTI from March 1990 to July 1992. Mr. Fleming was a Branch Manager for Satellite Business Systems from 1983 to 1986.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company. Based on a review of the copies of such forms furnished to the Company and other information, the Company believes that, during the fiscal year ended July 31, 2007, the following individuals failed to report transactions in the Company’s equity securities or reported transactions late:

Name and Position	Number of Transactions Not Reported	Number of Reports Filed Late	Number of Transactions Reported Late

Arthur L. Smith, President and Director	0	0	0
Ruben R. Caraveo, Sr. Vice President	15	15	15
Antonio Estrada, Controller	0	0	0
John R. Fleming	5	0	0
Murray R. Nye	5	0	0

Code of Ethics

ATSI Communications, Inc. adopted an Executive Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller and other members of our management team. The Executive Code of Ethics may be viewed on our Website, www.atsi.net. Upon request, a copy of the Executive Code of Ethics will be provided without charge upon written request to ATSI Communications, Inc., 3201 Cherry Ridge, Building C, Suite 300, San Antonio, Texas 78230.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Objectives

Our compensation programs are designed to meet the following objectives:

-
Offer compensation opportunities that attract highly qualified executives, reward outstanding initiative and achievement, and retain the leadership and skills necessary to build long-term shareholder value;

-	Emphasize pay-for-performance by maintaining a portion of executives’ total compensation at risk, tied to both our annual and long-term financial performance and the creation of shareholder value; and

-	Further our short and long-term strategic goals and values by aligning executive officer compensation with business objectives and individual performance.

Our Board of Directors believes that an executive’s compensation should be tied not just to how the individual executive performs, but also to how well our management team performs against both financial and non-financial goals.

Compensation Elements

Our executive compensation program is intended to be simple and clear, and consists of the following elements (depending on individual performance):

-	Base salary;
-	Annual performance-based cash bonus;
-	Long-term incentives in the form of stock options; and
-	Benefits that are offered to executives on the same basis as our non-executive employees

Role of Management in Determining Compensation Decisions

At the request of our Board of Directors, our management makes recommendations to our Board of Directors relating to executive compensation program design, specific compensation amounts, bonus targets, incentive plan structure and other executive compensation related matters, including with respect to such matters pertaining to our Chief Executive Officer. Our Board of Directors maintains decision-making authority with respect to these executive compensation matters.

Our Board of Directors reviews the recommendations of our management with respect to total executive compensation and each element of compensation when making pay decisions. In allocating compensation among compensation elements, we emphasize incentive, not fixed compensation to ensure that executives only receive superior pay for superior results. We equally value short- and long-term compensation because both short- and long-term results are critical to our success.

Compensation Elements

Our executive compensation program has three primary integrated components: base salary, annual incentive awards, and long term-incentive awards in the form of stock options. In addition, our compensation program is comprised of various benefits provided to all employees, including life insurance, health insurance and other customary benefits. The objectives and details of why each element of compensation is paid are described below.

Base Salary

Our objective for paying base salaries to executives is to reward them for performing the core responsibilities of their positions and to provide a level of security with respect to a portion of their compensation. Our Compensation Committee considers a number of factors when setting base salaries for executives, including the following:

-	Existing salary levels;
-	Competitive pay practices;
-	Individual and corporate performance; and
-	Internal equity among our executives, taking into consideration their relative contributions to our success.

Annual Incentive Awards

Our objective for offering annual cash bonus awards to our named executive officers is to motivate them to achieve our financial goals, while taking into account their individual goals and responsibilities. Our Board of Directors implemented our 2007 executive officer bonus plan, effective as of the first quarter of fiscal 2007 pursuant to which our named executive officers became eligible to receive cash bonus awards calculated and paid on a quarterly basis. The amounts payable under our 2007 executive officer bonus plan were to be calculated based on our revenue, margin, cash balance and net income for 2007 against the 2007 financial plan approved by our Board of Directors.

Under our 2007 executive officer bonus plan, we assigned a specific bonus target to each executive for performance in 2007. Our Board of Directors designed these bonus targets were designed to allow for additional compensation in the event we meet our targets set fort under the financial plan approved by our Board of Directors. Cash bonus targets were determined based on individual responsibility levels and performance expectations and would be payable in a proportionate amount representing the percentage of our targeted corporate net income goal pursuant to our 2007 financial plan. After discussion and deliberation, our Board of Directors ultimately approved our management’s recommendations as detailed below:

		2007 Target
Name	Title	Bonus
Arthur L. Smith	President, Chief Executive Officer and Director	$75,000.00
Ruben Caraveo	Sr. Vice President, Operations and Technology	$71,500.00
Antonio Estrada	Corporate Controller	$45,000.00

On June 19, 2006, our Board of Directors approved the 2007 annual bonus payouts and 2007 base salaries and bonus targets.

Payouts under our 2007 executive officer bonus plan are dependent on our achievement towards our revenue; margin, cash balance and net income goal such that 100% of the bonus target amounts would be paid upon achievement of 100% of the net income goal. Above and below target performance methodologies were also established.

We consider the specific net income goals in our 2007 financial plan to be our confidential information, the disclosure of which would cause us to experience financial harm. We believe that tying annual bonus payments for each of our named executive officers to the achievement of challenging revenue, margin, cash balance and net income goals best aligns the interest of our executives with the interests of our shareholders and promotes a unity of purpose among our key business leaders. Regardless of our actual financial performance under our 2007 financial plan, our Board of Directors retained the discretion to adjust bonuses payable under our 2007 executive officer bonus plan up or down as it deemed appropriate.

The following table sets forth the compensation paid to the Chief Executive Officer and all of the other Named Executive Officers as of July 31, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Arthur L. Smith CEO & President	2007	$150,000	$42,187(3)	$47,250(1)	$63,000(1)	$22,154(2)	$324,591

Ruben Caraveo Senior Vice President	2007	$130,000	$48,750(3)	$36,750(1)	$52,500(1)	$19,904(2)	$287,904

Antonio Estrada Corporate Controller	2007	$90,000	$28,686(3)	$36,750(1)	$52,500(1)	$15,216(2)	$223,152

(1)	A description of the assumptions made in valuation of options granted can be found in Note 9 to the Financial Statements, which is deemed to be a part of this Item.

(2)	All other compensation consists of contributions by the Company into the Non-Standardized Profit Sharing Plan.

(3)	This represents bonus paid for the first three quarters of fiscal 2007, the 2007 4th quarter bonuses will be paid during the 1st quarter of fiscal 2008.

The following table sets forth information relating to unexercised options held by, and unvested stock awards to, each of the Named Executive Officers as of July 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards:	Option Exercise Price		Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	(#) Exercisable	(#) Unexercisable		Number of Securities Underlying Unexercised Unearned Options (#)	($)	Option Expiration Date	(#)	($)

Arthur L. Smith	175,000	350,000	(1)	-	$ 0.16	9/29/2015	-	-
	370,666	49,334	(2)	-	$ 0.16	10/3/20015	-	-
	100,000	200,000	(3)	-	$ 0.21	9/25/2016	-	-
Ruben Caraveo	158,333	316,667	(1)	-	$ 0.16	9/29/2015	-	-
	330,332	44,668	(2)	-	$ 0.16	10/3/20015	-	-
	83,333	166,667	(3)	-	$ 0.21	9/25/2016	-	-
Antonio Estrada	158,333	316,667	(1)	-	$ 0.16	9/29/2015	-	-
	302,332	44,668	(2)	-	$ 0.16	10/3/20015	-	-
	83,333	166,667	(3)	-	$ 0.21	9/25/2016	-	-

(1)	50% of the options vest on September 29, 2007 and 50% on September 29, 2008
(2)	Options vest on October 3, 2007
(3)	50% of the options vest on September 25, 2007 and 50% on September 25, 2008

Option Exercises

No options to purchase our common stock were exercised by our executive officers named in the Summary Compensation Table above during the fiscal year ended July 31, 2007

Non-Standardized Profit Sharing Plan

We currently provide a Non-Standardized Profit Sharing Plan; the Board of Directors approved the plan on September 15, 2006. Under the plan our employees qualified to participate in the plan after one year of employment. Contribution under the plan by the Company is based on 25% of the annual base salary of each eligible employee. Contributions under the plan are fully vested upon funding.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Compensation of Directors

The following table sets forth information relating to compensation of directors who are not also executive officers during the year ended July 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John Fleming		$31,500(1)	$42,000(1)			$73,500
Murray Nye		$31,500(2)	$42,000(2)			$73,500

(1)
As of July 31, 2007, Mr. Fleming had options to purchase an aggregate of 825,000 shares of common stock and 150,000 shares of common stock issued pursuant to Stock awards. A description of the assumptions made in valuation of options granted can be found in Note 9 to the Financial Statements, which is deemed to be a part of this Item.

(2)
As of July 31, 2007, Mr. Nye had options to purchase an aggregate of 825,000 shares of common stock and 150,000 shares of common stock issued pursuant to Stock awards. A description of the assumptions made in valuation of options granted can be found in Note 9 to the Financial Statements, which is deemed to be a part of this Item.

Each Director that is not an officer of the Company receives $2,000 for each meeting of the Board attended in person and $500 for each meeting attended by telephone. In addition to the foregoing, each Director is reimbursed the reasonable out-of-pocket expenses in connection with their travel to an attendance at meetings of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding securities authorized to be issued under equity compensation plans is set forth under Item 4 of this Annual Report on Form 10-KSB.

The following table lists the beneficial ownership of shares of our Common Stock (i) each person know to the Company to own more than 5% of the outstanding voting securities issued by the Company, (ii) each director and nominee, (iii) the Named Executive Officers, and (iv) all directors and officers as a group. Information with respect to officers, directors and their families as of July 31, 2007 and is based on the books and records of the Company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the Company's principal executive office and all securities are beneficially owned solely by the person indicated.

		% OF	TOTAL VOTING
NAME OF INDIVIDUAL OR GROUP	COMMON STOCK	CLASS (1)	INTEREST

Arthur L. Smith	1,790,819 (2)	4.3%	1,790,819 (2)
President, Chief Executive Officer
Director

Ruben R. Caraveo	1,118,446 (3)	2.7%	1,118,446 (3)
Vice President, Sales and Operations

Antonio Estrada	1,133,125 (4)	2.7%	1,133,125 (4)
Corporate Controller

John R. Fleming	1,083,424 (5)	2.6%	1,083,424 (5)
Director

Murray R. Nye	1,083,424 (6)	2.6%	1,083,424 (6)
Director

ALL OFFICERS AND
DIRECTORS AS A GROUP	6,209,238 (7)	15.0%	6,209,238 (7)

(1)
Based upon 41,357,180 shares of common stock outstanding as of July 31, 2007. Any shares represented by options exercisable within 60 days after July 31, 2007 are treated as being outstanding for the purpose of computing the percentage of the class for such person but not otherwise.

(2)	Includes 645,667 shares subject to options exercisable at July 31, 2007.
(3)	Includes 572,000 shares subject to options exercisable at July 31, 2007.
(4)	Includes 572,000 shares subject to options exercisable at July 31, 2007.
(5)	Includes 425,000 shares subject to options exercisable at July 31, 2007.
(6)	Includes 425,000 shares subject to options exercisable at July 31, 2007.
(7)	Includes 2,611,667 shares subject to options exercisable at July 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In January 2006, ATSI, through its wholly owned subsidiary, Telefamilia Communications, Inc., entered into a joint management and marketing agreement with Fiesta Communications, Inc. Under the joint management and marketing agreement ATSI provides accounting and administrative support for a monthly fee of $2,500. As of July 31, 2007, Fiesta owed ATSI $30,000 in management fees. ATSI’s CEO and President, Arthur L Smith, is a 20% shareholder of Fiesta.

ATSI has evaluated its relationship with Fiesta and determined that Fiesta is not a variable interest entity under FIN 46(R) and also concluded that it is not the primary beneficiary as defined by FIN 46(R) and, as a result, ATSI is not required to consolidate Fiesta at its formation.

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

4.20	Note Receivable dated July 13, 2007 between ATSI Communications, Inc. and NetSapiens, Inc.*

10.1	Stock Purchase Agreement with Telemarketing (Sale of ATSICOM) (Exhibit 10.1 to Form 8-K filed June 16, 2003)

10.2	Interconnection Agreement TELMEX and ATSICOM (English summary) (Exhibit 10.26 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

10.3	Interconnection Agreement TELMEX and ATSICOM (English Translation) (Exhibit 10.27 to Amended Annual Report on Form 10-K/A for the year ended July 31, 2003 filed March 2, 2004)

10.4
Stock Purchase Agreement dated October 15, 2005 between ATSI Communications, Inc. and Alejandro Sanchez Guzman (Sale of ATSIMex Personal S.A de C.V.) (Exhibit 10.2 to quarterly report Form 10QSB for the quarter ended October 31, 2005 filed December 15, 2005)

10.5
Factoring Agreement dated February 20, 2006 between ATSI Communications, Inc. and CSI Business Finance, Inc. (Exhibit 10.2 to quarterly report Form 10QSB for the quarter ended January 31, 2006 filed March 23, 2006)

10.6
Agreement of Compromise, Settlement and Release dated May 27, 2006 between ATSI Communications, Inc. and Richard C. Benkendorf. (Exhibit 10.2 to quarterly report Form 10QSB for the quarter ended April 30, 2006 filed June 13, 2006)

10.7	Confidential Settlement Agreement dated August 27, 2007 between ATSI Communications, Inc. and RGC International Investors, LDC.*

21	Subsidiaries of ATSI (Exhibit 21 to Annual Report on Form 10-K for year ended July 31, 2004 filed November 9, 2004)

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	FCC Radio Station Authorization - C Band (Exhibit 10.10 to Registration statement on Form S-4 (No. 333-05557) filed June 7, 1996)

99.2	FCC Radio Station Authorization - Ku Band (Exhibit 10.11 to Registration statement on Form 10 (No. 333-05557) filed June 7, 1996)

99.3	Section 214 Certification from FCC (Exhibit 10.12 to Registration statement on Form 10 (No. 333-05557) filed June 7, 1996)

99.4	Comercializadora License (Payphone License) issued to ATSI-Mexico (Exhibit 10.24 to Registration statement on Form 10 (No. 000-23007) filed August 22, 1997)

99.5	Network Resale License issued to ATSI-Mexico (Exhibit 10.25 to Registration statement on Form 10 (No. 000-23007) filed August 22, 1997)

99.6	Shared Teleport License issued to Sinfra (Exhibit 99.7 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 14, 2000)

99.7	Packet Switching Network License issued to SINFRA (Exhibit 10.26 to Registration statement on Form 10 (No. 000-23007) filed August 22, 1997)

99.8	Value-Added Service License issued to SINFRA (Exhibit 99.9 to Amended Annual Report on Form 10-K for year ended July 31, 1999 filed April 13, 2000)

99.9
Public Utility Commission of Texas ("PUC") approval of transfer of the Service Provider Certificate of Authority ("SPCOA") from Hinotel, Inc. to ATSI's subsidiary, Telefamilia Communications, Inc. Dated October 25, 2004. (Exhibit 99.1 on Form 10-QSB for the quarter ended October 31, 2004 filed December 15, 2004)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company paid the following fees to its principal independent accountants for services during the fiscal years ended July 31, 2007 and July 31, 2006.

	Year Ended July 31,
Description of Fees	2007	2006

Audit Fees	$31,500	$32,000
Other Fees	26,140	24,500
Tax Fees	-0-	-0-

The Audit Committee has instructed Malone and Bailey, PC that any fees for non-audit services must be approved before being incurred.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC.

Date: October 17, 2007	By:	/s/ Arthur L. Smith
Arthur L. Smith President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer and Director	October 17, 2007
Arthur L. Smith

/s/ Antonio Estrada	Principal Accounting Officer	October 17, 2007
Antonio Estrada	Principal Finance Officer

/s/ John R. Fleming	Director	October 17, 2007
John R. Fleming

/s/ Murray R. Nye	Director	October 17, 2007
Murray R. Nye