Form 10QSB
period 2007-10-31
ATSI COMMUNICATIONS INC/DE
filed 2007-12-14
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

Commission File Number 001-15687

ATSI COMMUNICATIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	74-2849995 (IRS Employer Identification No.)

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
Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the issuer was $8,608,268 based on the closing price of $0.22 per share on December 12, 2007 as reported on the over-the-counter bulletin board.

There were 39,128,493 shares of issuer’s Common Stock outstanding as of December 12, 2007.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED OCTOBER 31, 2007

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of October 31, 2007 and July 31, 2007	3
Consolidated Statements of Operations for the Three Months Ended October 31, 2007 and 2006	4
Consolidated Statements of Comprehensive Income (Loss) for the Three Months
Ended October 31, 2007 and 2006	5
Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months
Ended October 31, 2007 and 2006	6
Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2007 and 2006	7
Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussions and Analysis and Plan Of Operations	12

Item 3. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Default Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	October 31,	July 31,
	2007	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$513	$1,050
Accounts receivable, net of allowance for bad debt of $98 and $0, respectively	979	866
Note receivable	150	50
Prepaid & other current assets	107	94
Total current assets	1,749	2,060

LONG-TERM ASSETS:
Certificates of deposit	309	306

PROPERTY AND EQUIPMENT	500	499
Less - accumulated depreciation	(321)	(281)
Net property and equipment	179	218

Total assets	$2,237	$2,584

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$958	$1,071
Accrued liabilities	99	516
Current portion of obligation under capital leases	3	3
Notes payable	615	818
Convertible debentures	97	76
Total current liabilities	1,772	2,484

LONG-TERM LIABILITIES:
Notes payable	743	177
Convertible debentures	139	158
Obligation under capital leases, less current portion	3	3
Other	5	4
Total long-term liabilities	890	342

Total liabilities	2,662	2,826

STOCKHOLDERS' DEFICIT:
Series D Cumulative Preferred Stock, 3,000 shares authorized, 0 and 742 shares issued and outstanding	-	1
Series E Cumulative Preferred Stock, 10,000 shares authorized, 0 and 1,170 shares issued and outstanding	-	1
Common stock, $0.001 par value, 150,000,000 shares authorized, 39,062,079 and 37,620,513 shares issued and outstanding, respectively	39	38
Additional paid in capital	72,333	72,222
Accumulated deficit	(72,798)	(72,505)
Other comprehensive income	1	1
Total stockholders' deficit	(425)	(242)
Total liabilities and stockholders' deficit	$2,237	$2,584

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended October 31,
	2007	2006
OPERATING REVENUES:
Carrier services	$9,402	$6,499
Communication services	25	33
Total operating revenues	9,427	6,532

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	8,785	6,019
Selling, general and administrative expense (exclusive of legal and professional fees)	823	571
Legal and professional fees	89	58
Bad debt expense	-	23
Depreciation and amortization expense	40	17
Total operating expenses	9,737	6,688

OPERATING INCOME (LOSS)	(310)	(156)

OTHER INCOME (EXPENSE):
Debt forgiveness income	41	-
Interest income (expense)	(24)	(28)
Total other income (expense), net	17	(28)

NET INCOME (LOSS)	(293)	(184)

LESS: PREFERRED DIVIDEND	(12)	(2)
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	340	-

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$35	$(186)

BASIC INCOME (LOSS) PER SHARE:	$0.00	$(0.01)
DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	38,792,388	17,569,410
DILUTED COMMON SHARES OUTSTANDING	38,796,275	17,569,410

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended October 31,
	2007	2006

Net income (loss) to common stockholders	$35	$(186)

Foreign currency translation adjustment	-	-

Comprehensive income (loss) to common stockholders	$35	$(186)

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT
(in thousands, except share amounts)

							Additional
	Preferred (D)		Preferred (E)		Common		Paid-in	Retained	Other Comp.
	Shares	Par	Shares	Par	Shares	Par	Capital	(Deficit)	Income/Loss	Totals
BALANCE, JULY 31, 2007	742	1	1,170	1	37,620,513	38	$72,222	$(72,505)	$1	$(242)
Shares issued for Services					1,360,292	1	285			286
Common shares issued for Preferred Stock Conversion					3,434	-	1			1
Stock option expense							168			168
Shares issued for conversion of notes payable					130,436	-	30			30
Retirement of Series D preferred stock, settlement of lawsuit	(742)	(1)					(525)			(525)
Retirement of Series E preferred stock, settlement of lawsuit			(1,170)	(1)			(175)			(175)
Reversal of previously recorded preferred dividend							340			340
Dividends declared-current year							(12)			(12)
Net (Loss)								(293)		(293)
BALANCE, OCTOBER 31, 2007	-	-	-	-	39,114,675	39	$72,333	$(72,798)	$1	$(425)

See accompanying summary of accounting policies and notes to the consolidated financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended October 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(293)	$(184)
Adjustments to reconcile net loss to cash used in operating activities:
Debt forgiveness income	41	-
Depreciation and amortization	40	17
Issuance of stock grants and options, employees for services	440	315
Issuance of common stock and warrants for services	15	11
Provisions for losses on accounts receivables	-	23
Amortization of debt discount	2	2
Settlement of litigation with RoseGlen	(175)	-
Changes in operating assets and liabilities:
Accounts receivable	(113)	(67)
Prepaid expenses and other	(13)	(4)
Accounts payable	(188)	31
Accrued liabilities	(140)	36
Net cash used in / provided by operating activities	(384)	180

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(4)	-
Note receivable	(100)	-
Purchases of property & equipment	(1)	(12)
Net cash used in investing activities	(105)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, related party	-	(90)
Payments on notes payable	(47)	-
Proceeds from advances from shareholders	-	408
Proceeds from the exercise of warrants	-	35
Principal payments on capital lease obligation	(1)	(1)
Net cash used in / provided by financing activities	(48)	352

DECREASE / INCREASE IN CASH	(537)	520
CASH AND CASH EQUIVALENTS, beginning of period	1,050	36

CASH AND CASH EQUIVALENTS, end of period	$513	$556

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$13	$12
Cash paid for income tax	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$30	$15
Conversion of preferred stock to common stock	1	106
Preferred stock dividend	12	2
Reversal of previously recorded preferred stock dividend	(340)	-

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2007, as reported in Form 10-KSB filed on October 17, 2007, have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, ATSI incurred net losses from operations of $310,000 and $156,000 during the quarter ended October 31, 2007 and 2006, respectively, and has an accumulated deficit of $72.8 million and working capital deficit of $23,000 as of October 31, 2007. Although we generated sufficient cash from operations to cover our operating expenses during the quarter ended October 31, 2007, these conditions create doubt as to ATSI’s ability to continue as a going concern. Management plans to continue to improve its financial position through the profitable growth of its operations subject to its capital limitations. Management will also continue to pursue financings that may include raising additional capital through the issuance of debt and sales of common stock or preferred stock. The financial statements do not include any adjustments that might be necessary if ATSI is unable to continue as a going concern.

NOTE 3 – STOCK-BASED COMPENSATION

In September 2005, ATSI adopted the “2005 Stock Compensation Plan” (the “Plan”). The Plan authorizes the grant of up to 7.5 million warrants, stock options, restricted common shares, non-restricted common shares and other awards to employees, directors, and certain other persons. The Plan is intended to permit ATSI to retain and attract qualified individuals who will contribute to the overall success of ATSI. The ATSI’s Board of Directors determines the terms of any grants under the Plan. Exercise prices of all of the warrants and stock options and other awards will vary based on the market price of the shares of common stock as of the date of grant. The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest based on the terms of the individual grant.

In August 2007, ATSI’s Board of Directors approved to amend the Plan. Under the amendment, ATSI’s Board of Directors increased the maximum aggregate number of shares of Common Stock that may be issued under the plan, from 7.5 million shares to 17.5 million shares.

The grants under the Plan during the three months ended October 31, 2007 are:

- ATSI granted options to purchase 1,835,000 shares of common stock to its employees and members of the Board of Directors with an exercise price of $0.21 per share, the closing price of ATSI’s common stock on the grant date, August 15, 2007. One third of the options vested immediately on the grant date and the remaining two-thirds will vest one-third on the first anniversary of the grant date and one-third on the second anniversary of the grant date. All options expire if not exercised on or before the tenth anniversary of the grant date. Under the fair value option method, ATSI recognized $89,000 of compensation expense associated with the vested options on the date of grant. ATSI will recognize the remaining $177,000 of non-cash compensation expense related to un-vested options over the relevant service periods.

- ATSI granted options to purchase 750,000 shares of common stock to an employee with an exercise price of $0.23 per share, the closing price of ATSI’s common stock on the grant date, September 1, 2007. Upon successfully achieving performance objectives set by ATSI’s Board of Directors, the options will vest one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant, and one-third on the third anniversary of the date of grant. All options expire if not exercised on or before the tenth anniversary of the grant date. Under the fair value option method, ATSI will recognize $119,000 of non-cash compensation expense over the relevant service period.

- ATSI issued 1,299,398 shares of unrestricted common stock to its employees and directors for services rendered with a value of $272,873. (See Note 5 for details.)

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	75%
Risk-free interest rate	4.65%
Expected life of options	6 years

A summary of the options as of October 31, 2007 and the changes during the three months ended October 31, 2007 is presented below:

			Weighted-average
		Weighted-average	remaining contractual
2005 Stock Compensation Plan	Options	exercise price	term (years)
Outstanding at July 31, 2007	5,598,998	$0.17	6

Granted	1,835,000	0.21	6
Forfeited	(20,000)	0.21	6

Outstanding at October 31, 2007	7,413,998	0.18	6

Exercisable at October 31, 2007	4,700,333	$0.18	6

NOTE 4 – DEBT

On November 3, 2006, ATSI borrowed $250,000 from CCA Financial Services, Inc. This note initially had an interest at the rate of 16% per annum, provided for eleven monthly payments of principal and interest in the amount of $7,807 and a final payment at maturity of $200,000, was secured by ATSI’s equipment, deposit accounts and accounts receivables, and had an initial maturity date of November 3, 2007. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties. As of the date of this filing, ATSI and CCA Financial Services, Inc. have agreed to extend the term of the note to April 30, 2008. The new principal balance of the note is $150,000 and the interest rate is 15% per annum. All other terms remained the same.

On November 3, 2006, ATSI entered into an accounts receivable factoring agreement with CCA Financial Services, Inc. Under the agreement, CCA Financial Services committed to purchase up to $1,000,000 of ATSI’s accounts receivable. The factoring agreement was for an initial period of twelve months and could be terminated by ATSI at any time, subject to the payment of a $10,000 early termination fee. The factoring interest rate payable on factored accounts ranges from 1.00%-1.25% of the amount factored based on the number of days outstanding. During the three months ended October 30, 2007 an average of $450,000 of factored account receivables was outstanding under the factoring agreement. As of the date of this filing, ATSI did not have any factored account receivables outstanding; ATSI will continue to factor its receivables on a monthly basis as services are rendered to its customers. As of the date of this filing, ATSI and CCA Financial Services, Inc. have agreed to extend the factoring agreement for an indefinite number of successive 30-day periods and agreed to waive the termination fee.

On March 28, 2007, ATSI borrowed $100,000 from Wells Fargo Bank. This note bears an annual interest rate of 7%, provides for twelve monthly payments of principal and interest in the amount of $4,481 and is secured by ATSI’s certificate of deposit for $100,000. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties.

On July 25, 2007, ATSI borrowed $200,000 from Wells Fargo Bank. This note bears an annual interest rate of 7.25%, provides for thirty-six monthly payments of principal and interest in the amount of $6,208 and is secured by ATSI’s certificate of deposit for $200,000. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties.

On June 1, 2006, ATSI restructured $275,000 in original principal amount of its 9% Convertible Subordinated Debentures (“Original 9% Debentures”) and $141,000 in accrued interest by issuing new 9% Convertible Subordinated Debentures due June 1, 2011 (“New Debentures”) with an aggregate face value of $416,000. Each New Debenture accrues interest at the rate of 9% per annum payable annually. The New Debentures and any accrued interest are subject to conversion into common stock by either ATSI or the holders of the New Debentures at the higher of (a) $0.27 per share or (b) the average closing price of ATSI’s common stock for the 10 days immediately preceding the date of conversion, subject to a maximum number of 1,540,741 common shares issuable upon conversion. The proceeds from the New Debentures have been discounted by $26,000 to reflect a beneficial conversion feature derived from the difference between the conversion price and the market price at the time of issuance. The discount will be amortized over the life of the New Debentures using the effective interest method. As of October 31, 2007, the principal balance and accrued interest on the New Debenture was $236,000 and $9,000, respectively.

On October 1, 2007, ATSI restructured its $500,000 note payable to Alfonso Torres. The new principal balance under the note payable is $459,170. The new note bears interest at the rate of 6% per annum and is payable in a single lump sum on October 1, 2009. ATSI has the option of paying off the total outstanding principal balance and accrued interest at any time without penalties. In connection with the restructuring, ATSI issued 130,435 shares of common stock at price of $0.23 per share to pay off $30,000 of accrued interest under the original note and agreed to pay $60,000 in cash, in equal monthly payments starting November 2, 2007. As of the date of this filing ATSI has paid $40,000 towards the cash commitment. As a result of the restructuring of the note payable, accrued interest in the amount of $41,000 was forgiven by Alfonso Torres.

On December 10, 2007, ATSI and The Shaar Fund entered into a settlement agreement relating to certain litigation. In connection with the settlement, ATSI paid $75,000 on December 12, 2007 and signed an unsecured promissory note in the original principal amount of $450,000, bearing interest at the rate of 7.5% per annum and payable in quarterly payments of $16,667 in principal and accrued interest on each of January 31, 2008 and April 30, 2008, and in quarterly payments of $26,042 in principal and accrued interest commencing on July 31, 2008 and continuing until April 30, 2012. If paid in full within the first 18 months, ATSI will be entitled to a discount of 22.5% on the then outstanding principal balance. As a result of the settlement, The Shaar Fund agreed to surrender for cancellation 742 shares of the ATSI’s outstanding 6% Series D Cumulative Convertible Preferred Stock and forgive approximately $340,000 in dividends accrued thereon as of October 24, 2007.

NOTE 5 – COMMON STOCK

During the three months ended October 31, 2007 ATSI issued:

-	60,894 shares of common stock valued at $14,210 to its placement agent and consultants for their services rendered.

-	1,299,398 shares of common stock to its employees and directors for services rendered. ATSI recorded the fair value of $272,873 as the compensation expense in its statement of operations.

-	3,434 shares of common stock to a Series H Preferred Stock shareholder for the previously unprocessed issuance.

-	130,436 shares of common stock to Alfonso Torres in lieu of $30,000 in accrued interest associated with the Alfonso Torres note payable.

NOTE 6 –NOTE RECEIVABLE

On July 13, 2007, ATSI agreed to lend $150,000 to NetSapiens Inc. The promissory note receivable has a maturity date of June 26, 2008 and an annual interest rate of 8%. The note is secured by NetSapiens’ proprietary Starter Platform License and SNAPsolution modules and provides for payment of principal and accrued interest at maturity. ATSI can convert the outstanding interest and principal balance into a perpetual NetSapiens’ License. As of October 31, 2007, ATSI has funded $150,000 to NetSapiens.

NOTE 7 - RELATED PARTY TRANSACTIONS

In January 2006, ATSI, through its wholly owned subsidiary, Telefamilia Communications, Inc. (“Telefamilia”), entered into a joint management and marketing agreement with Fiesta Communications, Inc. (“Fiesta”). Under the joint management and marketing agreement ATSI provides accounting and administrative support for a monthly fee of $2,500. As of October 31, 2007, Fiesta owed ATSI $37,500 in management fees. ATSI’s CEO and President, Arthur L Smith, is a 20% shareholder of Fiesta.

On August 29, 2007, Telefamilia agreed to lend $5,000 to Fiesta. The promissory note receivable has a maturity date of December 29, 2007 and an annual interest rate of 8%. On November 30, 2007, Fiesta repaid Telefamilia the principal balance of $5,000 and $100 of accrued interest.

On October 24, 2007, Telefamilia agreed to lend $2,500 to Fiesta. The promissory note receivable has a maturity date of December 24, 2007 and an annual interest rate of 8%. On November 30, 2007, Fiesta repaid Telefamilia the principal balance of $2,500 and $16 of accrued interest.

ATSI has evaluated its relationship with Fiesta and determined that Fiesta is not a variable interest entity under FIN 46(R) and also concluded that it is not the primary beneficiary as defined by FIN 46(R). Based on these findings, ATSI is not required to consolidate Fiesta at its formation.

NOTE 8 – PREFERRED STOCK SETTLEMENTS

In August 2007, ATSI reached a confidential settlement agreement with the holders of the 1,170 shares of Series E Preferred Stock. Under the confidential settlement agreement ATSI paid $175,000 to the Series E Preferred Stock shareholders and the 1,170 shares of Series E Preferred Stock have been cancelled.

In December 2007, ATSI and The Shaar Fund Ltd. entered into a settlement agreement in which they released each other from all claims relating to the Series D Preferred Stock. Under the terms of the settlement agreement, The Shaar Fund, Ltd. agreed to surrender all outstanding shares of Series D Preferred Stock and waived all accrued and unpaid dividends thereon in the amount of approximately $340,000 as of October 24, 2007 and ATSI agreed to pay to The Shaar Fund, Ltd. the sum of $75,000 in cash in December 2007 and issue to The Shaar Fund a promissory note in the original principal amount of $450,000, bearing interest at the rate of 7.5% per annum and payable in payments of $16,667 in principal and accrued interest on each of January 31, 2008 and April 30, 2008, and in quarterly payments of $26,042 in principal and accrued interest commencing on July 31, 2008 and continuing until April 30, 2012. If paid in full within the first 18 months, ATSI will be entitled to a discount of 22.5% on the then outstanding principal balance.

NOTE 9 – SUBSEQUENT EVENTS

On December 12, 2007, ATSI entered into a $3 million accounts receivable financing agreement with Wells Fargo Business Credit (“WFBC”), a division of Wells Fargo Bank, N.A. Under the terms of the Account Transfer Agreement, ATSI may offer to sell with recourse not less than $350,000 and no more than $3,000,000 of its accounts receivable to WFBC each month. The factoring agreement is for twelve months and ATSI can terminate this agreement upon 30 days written notice, subject to a $15,000 early termination fee. The factoring rate will be 0.0349% of the face amount for each day after the sale until the account is collected in full. The Account Transfer Agreement is secured by ATSI’s accounts receivable. As of the date of this report, ATSI did not have any outstanding factored receivables under this agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

SPECIAL NOTE: This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks, the continued effectiveness of our concession from the government of Mexico, and or ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 17, 2007.

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three months ended October 31, 2007 and 2006. As used in this section, the term “fiscal 2008” means the year ending July 31, 2008 and “fiscal 2007” means the year ended July 31, 2007.

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

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three month ended October 31, 2007 and 2006. All dollar amounts are in thousands.

	Three months ended October 31,
	2007	2006	Variances	%
OPERATING REVENUES:
Carrier services	$9,402	$6,499	$2,903	45%
Communication services	25	33	(8)	-24%
Total operating revenues	9,427	6,532	2,895	44%

Cost of services (exclusive of depreciation and amortization, shown below)	8,785	6,019	2,766	46%
GROSS MARGIN	642	513	129	25%

Selling, general and administrative expense (exclusive of legal and professional fees)	823	571	252	44%
Legal and professional fees	89	58	31	53%
Bad debt expense	-	23	(23)	-100%
Depreciation and amortization expense	40	17	23	135%
OPERATING INCOME (LOSS)	(310)	(156)	(154)	-99%

OTHER INCOME (EXPENSE):
Debt forgiveness income	41	-	41	100%
Interest income (expense)	(24)	(28)	4	14%
Total other income (expense), net	17	(28)	45	161%

NET INCOME (LOSS)	(293)	(184)	(109)	-59%

LESS: PREFERRED DIVIDEND	(12)	(2)	(10)	-500%

ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	340	-	340	100%

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$35	$(186)	$221	119%

Three Months ended October 31, 2007 Compared to Three Months ended October 31, 2006

Operating Revenues. Consolidated operating revenues increased 44% from $6,532,000 for the quarter ended October 31, 2006 to $9,427,000 for the quarter ended October 31, 2007.

Carrier services revenue increased $2,903,000, or 45% from the quarter ended October 31, 2006 to the quarter ended October 31, 2007. Our carrier traffic increased by 28 % from approximately 105,213,932 minutes of voice traffic during the quarter ended October 31, 2006 to approximately 134,380,145 minutes of voice traffic in the quarter ended October 31, 2007. The increase in revenue and VoIP minutes is attributable primarily to the upgrade to our Nextone® Soft Switch, the upgrade permits us to offer high quality and dependable VoIP services, serve more customers and efficiently process greater volume of data and calls.

Communication services revenue decreased approximately by 24% or $8,000 from the quarter ended October 31, 2006 to the quarter ended October 31, 2007. The decrease in communication services revenue is primarily due to a decrease in retail customers from 130 during the quarter ended October 31, 2006 to 111 during the quarter ended October 31, 2007.

Cost of Services (Exclusive of depreciation and amortization). The consolidated cost of services increased by $2,766,000, or 46%, from the quarter ended October 31, 2006 to the quarter ended October 31, 2007. The increase in cost of services is a direct result of the increase in voice traffic, which required an increase in service fees paid to our vendors for transmission services. Consolidated cost of services, as a percentage of revenue increase from 92% during the quarter ended October 31, 2006 to 93% during the quarter ended October 31, 2007. Despite the increase in Cost of Service (exclusive of depreciation and amortization) as a percentage of sales, gross profits increased from $513,000 during the quarter ended October 31, 2006 to $642,000 during the quarter ended October 31, 2007 as a result of the increase in revenues.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased $252,000, or 44%, from the quarter ended October 31, 2006 to the quarter ended October 31, 2007. The increase is primarily attributable to an increase in salaries of $112,000 as a result of the hiring a new sales executive and bonuses paid to officers during the quarter ended October 31, 2007. Non-cash compensation expense to employees increased by $126,000 from the quarter ended October 31, 2006 compared to the quarter ended October 31, 2007. This increase is primarily the result of the recognition during the quarter ended October 31, 2007 of approximately $440,000 of non-cash compensation expense associated with the stock options and grants issued to employees and directors compared $314,000 during the quarter ended October 30, 2006.

Legal and professional fees. Legal and professional fees increased $31,000, or 53%, from the quarter ended October 31, 2006 to the quarter ended October 31, 2007. The increase is attributable to $35,000 in legal fees incurred during the quarter ended October 31, 2007 in connection with ongoing litigation between ATSI and the holders of the 6% Series D Cumulative Convertible Preferred Stock. We did not incur similar expenses during the quarter ended October 31, 2006.

Bad debt expense. Bad debt expense decreased by $23,000 from the quarter ended October 31, 2006 to the quarter ended October 31, 2007. During the quarter ended October 31, 2006 we recognized $23,000 in bad debt expense for certain accounts receivable we deemed we were unlikely to collect. We did not recognize any bad debt expense during the quarter ended October 31, 2007.

Depreciation and amortization. Depreciation and amortization increased by $23,000, or 135%, from the quarter ended October 31, 2006 to the quarter ended October 31, 2007. The increase is attributed to the amortization during fiscal 2008 of new computers and equipment acquired during fiscal 2007.

Operating income (loss). The Company’s operating loss increased by $154,000 or 99% from the quarter ended October 31, 2006 to the quarter ended October 31, 2007. The increase in operating loss is attributed to an increase in selling, general and administrative expenses of approximately $252,000 due to an increase in salaries and wages of $122,000 and an increase of $126,000 in non-cash compensation expense associated with stock options and grants issued to employees and directors. The increase in selling, general and administrative expenses was partially offset by the increase between quarters of approximately $129,000 in gross profit margins and a decrease in bad debt expense of approximately $23,000.

Debt forgiveness income. Debt forgiveness income increased by $41,000 from the quarter ended October 31, 2006 to the quarter ended October 31, 2007. The increase can be attributed to the restructuring of the note payable and settlement with Alfonso Torres and forgiveness of $41,000 in accrued interest.

Interest income (expense). Interest income (expense) decreased by $4,000 from the quarter ended October 31, 2006 to the quarter ended October 31, 2007. The decrease can be attributed to the payoff of various notes during the quarter as a result a reduction of interest expense was recognized during the quarter ended October 31, 2007.

Net income (loss). Net loss increased by $109,000 from the quarter ended October 31, 2006 to the quarter ended October 31, 2007. The increase in net loss is attributed to the increase between quarters in selling, general and administrative expenses of approximately $252,000 due to an increase in salaries and wages of $122,000 and an increase of $126,000 of non-cash compensation expense associated with stock options and grants issued to employees and directors. The increase in selling, general and administrative expenses was partially offset by the increase between quarters of approximately $129,000 in gross profit margins and a decrease in bad debt expense of approximately $23,000.

Preferred stock dividends. Preferred stock dividends increased by $10,000 between periods, from $2,000 for the quarter ended October 31, 2006 to $12,000 during the quarter ended October 31, 2007. The increase is primarily the result of an adjustment of approximately $16,000 in preferred stock dividends relating to the conversion of 833,392 shares of ATSI’s Series H Redeemable Convertible Preferred Stock into 1,236,994 shares of common stock during the quarter ended October 41, 2006, which offset dividends accruing on other classes of preferred stock during that period. We did not have any conversions of preferred shares during the quarter ended October 31, 2007.

Reversal of previously recorded preferred stock dividends. During the quarter ended October 31, 2007, we recognized a reversal of previously recorded dividend expense of $340,000. This reversal occurred as result of the settlement agreement reached between ATSI and The Shaar Fund. As a result of the settlement The Shaar Fund agreed to surrender 742 shares of ATSI’s 6% Series D Cumulative Convertible Preferred Stock and forgive accrued dividend of approximately $340,000 as of October 24, 2007.

Net income (loss) applicable to common stockholders. Net income (loss) applicable to common stockholders improved by $221,000 from the quarter ended October 31, 2006 to the quarter ended October 31, 2007. The improvement in net income (loss) applicable to common stockholders is attributed to the reversal of previously recorded preferred stock dividends of $340,000, the increase between quarters of approximately $129,000 in gross profit margins, and a decrease in bad debt expense of approximately $23,000. These improvements were substantially offset by the increase between quarters in selling, general and administrative expenses of approximately $252,000 due to an increase in salaries and wages of $122,000 and an increase of $126,000 in non-cash compensation expense associated with the stock options and grants issued to employees and directors and an increase in professional fees of approximately $31,000.

Liquidity and Capital Resources

Cash Position: We had a cash balance of $513,000 as of October 31, 2007. Net cash used by operating activities during the quarter ended October 31, 2007 was approximately $384,000, primarily as a result of the payment of $175,000 in connection with the settlement of litigation between ATSI and RGC International Investors, LDC and reduction of accounts payable by $198,000.

Investing activities during the quarter ended October 31, 2007 consumed $105,000 as a result of advances to NetSapiens.

Financing activities during the quarter ended October 31, 2007, consumed $48,000 in cash. This cash was primarily consumed by debt principal payments of $47,000 associated with various notes payables and principal payments of $1,000 associated with our capital leases. Overall, our net operating, investing and financing activities during the quarter ended October 31, 2007 resulted in a decrease of $537,000 in our cash.

Our current cash expenses are expected to be approximately $120,000 per month, including wages, rent, utilities, litigation fees and corporate professional fees. We are currently generating sufficient cash from operations to cover all monthly cash expenses, but we cannot predict if, over the next twelve months, we will continue to generate sufficient cash from operations to cover all of our cash expenses. We intend to cover our monthly cash expenses with our cash produced from operations and financing activities. We expect to continue conserving cash resources by paying long-term executive compensation and fees for certain professional services with shares of our common stock. We are currently utilizing the factoring agreement with CCA Financial Services, Inc. as necessary to provide cash for operations. Under the agreement we are able to factor up to $1,000,000 of our monthly accounts receivable. On an average, we are factoring account receivables of $450,000 per month. As of the date of this filing, all factored receivables have been repaid to CCA Financial Services and the entire amount of the factoring agreement is available for future use.

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

We are not presently paying quarterly interest on our outstanding convertible debentures. However, we have continued to accrue interest on such debentures. The increase in accrued liabilities related to the interest in arrears contributed approximately $7,500 in cash flow savings during the quarter ended October 31, 2007.

Our working capital deficit was $23,000 as of October 31, 2007. This represents an improvement of approximately $401,000 from our working capital deficit at July 31, 2007. The improvement can primarily be attributed to the reversal of previously recorded preferred stock dividends of $340,000, as a result of the settlement with The Shaar Fund.

Ongoing operations

We generated sufficient income from operations to cover our operating expenses during the quarter ended October 31, 2007. However, we believe that due to our limited access to capital, we may not be able to support our ongoing operations if we do not continue producing positive operating income in the future. Our ability to continue as a going concern is dependent upon generating sufficient income from operations to cover our operating expense, the ongoing support of our stockholders and customers, and our ability to obtain capital resources to support expansion.

We will continue to pursue cost cutting strategies in order to conserve working capital that could limit the implementation of our business plan. We are dependent on our operations and the proceeds from future debt or equity investments to fully implement our business plan. If we are unable to continue producing positive cash flow from operations or raise sufficient capital, we will be required to delay or forego some portion of our business plan, which will have an adverse effect on our anticipated results from operations and our financial condition. We intend to pursue additional debt and equity financings to fund continued growth and increase our cash reserves. However, we presently do not have a definitive agreement in place to obtain such financing. Any additional debt or equity financing may not be available in sufficient amounts or on acceptable terms. If such financing is not available in sufficient amounts or on acceptable terms, the Company's operational results and future financial condition may be adversely affected.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 31, 2002, ATSI filed a lawsuit in the United States District Court for the Southern District Court of New York against several individuals and financial institutions, including the holders of our 6% Series D Cumulative Convertible Preferred Stock (the “Series D Preferred Stock”) and the holders of our 6% Series E Cumulative Convertible Preferred Stock (the “Series E Preferred Stock”), seeking recovery of damages and equitable relief for stock fraud and manipulative practices in connection with the sale of the Series D and Series E Preferred Stock. In 2005, the court dismissed the Company’s claims and the Company appealed. On July 11, 2007 the Court of Appeals affirmed the dismissals.

In June 2007, ATSI initiated a declaratory judgment action in the United States District Court for the Western District of Texas against Shaar Fund, Ltd., holder of series 6% Series D Cumulative Convertible Preferred Stock, to declare that any right to convert or redeem the shares of the Series D Preferred Stock was barred by applicable statute of limitations (the “Texas Case”). On August 2, 2007, The Shaar Fund Ltd. filed a separate suit against ATSI in the United States District Court for the Southern District Court of New York seeking damages and equitable relief for alleged defaults under the Securities Purchase Agreement dated February 18, 2000 under which it acquired the Series D Preferred Stock (the “New York Case”). The claims of the parties were consolidated in the New York Case by agreement. In December 2007, the parities entered into a settlement agreement in which they released each other from all claims relating to the Series D Preferred Stock. Under the terms of the settlement agreement, The Shaar Fund, Ltd. agreed to surrender all outstanding shares of Series D Preferred Stock.  Additionally, The Shaar Fund waived its claims for alleged accrued and unpaid dividends thereon in the amount of approximately $340,000.  The cancellation of the preferred stock is effective as of October 24, 2007 and ATSI agreed to pay to The Shaar Fund, Ltd. the sum of $75,000 in cash in December 2007 and issue to The Shaar Fund a promissory note in the original principal amount of $450,000, bearing interest at the rate of 7.5% per annum and payable in 16 quarterly payments over 48 months. If paid in full within the first 18 months, ATSI will be entitled to a discount of 22.5% on the then outstanding principal balance.

In December 2006, ATSI filed suit in Bexar County District Court to recover approximately $63,000 (plus attorney’s fees, legal interest, and court costs) against a company that called itself Lightspeed Telecom, Inc. and its principals or alter egos. The suit is for unpaid telecommunications services provided at the instance of Defendants. ATSI asserts such services were obtained by or at the direction of Defendants without intent to pay, which the individual Defendants deny. Lightspeed admits liability but the two individual Defendants deny liability. This case is currently set for trial July 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company issued 130,438 shares of its common stock to Alfonso Torres in lieu of interest accrued under a promissory note. The transaction was privately negotiated between the Company and Mr. Torres, with whom the Company has substantial prior relationship. The shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

(a) Exhibits: The following documents are filed as exhibits to this report.

EXHIBIT INDEX

Number	Description

10.1
Settlement Agreement and Release dated December 10, 2007 among ATSI Communications, Inc., John M. O’Quinn, the O’Quinn Law Firm, John M. O’Quinn & Associates L.L.P., James W. Christian, Christian, Smith & Jewell LLP, and The Shaar Fund, Ltd.

10.2	Promissory Note dated December 10, 2007 in the original principal amount of $450,000 payable to The Shaar Fund, Ltd.

10.3	Settlement Agreement and Release dated October 1, 2007 between ATSI Communications, Inc., and Alfonso Torres Roqueni.

10.4	Promissory Note dated October 1, 2007 in the original principal amount of $459,170 payable to Alfonso Torres Roqueni.

10.5	Promissory Note dated October 31, 2007 in the original principal amount of $200,000 payable to CCA Financial Services.

10.6	Security Agreement dated October 31, 2007 with CCA Financial Services.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC.
(Registrant)

Date: December 14, 2007	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer

Date: December 14, 2007	By:	/s/ Antonio Estrada
	Name:	Antonio Estrada
	Title:	Corporate Controller
(Principal Accounting and Principal
Financial Officer)