Form 10QSB
period 2008-01-31
ATSI COMMUNICATIONS INC/DE
filed 2008-03-14
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

Commission File Number 001-15687

ATSI COMMUNICATIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	74-2849995 (IRS Employer Identification No.)

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
Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the issuer was $6,266,784 based on the closing price of $0.16 per share on March 11, 2008 as reported on the over-the-counter bulletin board.

There were 39,167,403 shares of issuer’s Common Stock outstanding as of March 11, 2008.

Transitional Small Business Disclosure Format (check one): ☐ Yes  ☒ No

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED JANUARY 31, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	January 31,	July 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$830	$1,050
Accounts receivable, net of allowance for bad debt of $118 and $98, respectively	960	866
Note receivable	150	50
Prepaid & other current assets	119	94
Total current assets	2,059	2,060

LONG-TERM ASSETS:
Certificates of deposit	313	306

PROPERTY AND EQUIPMENT	502	499
Less - accumulated depreciation	(358)	(281)
Net property and equipment	144	218

Total assets	$2,516	$2,584

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,072	$1,071
Accrued liabilities	125	516
Current portion of obligation under capital leases	3	3
Notes payable	607	818
Convertible debentures	119	76
Total current liabilities	1,926	2,484

LONG-TERM LIABILITIES:
Notes payable	713	177
Convertible debentures	120	158
Obligation under capital leases, less current portion	2	3
Other	5	4
Total long-term liabilities	840	342

Total liabilities	2,766	2,826

STOCKHOLDERS' DEFICIT:
Series D Cumulative Preferred Stock, 3,000 shares authorized, 0 and 742 shares issued and outstanding	-	1
Series E Cumulative Preferred Stock, 10,000 shares authorized, 0 and 1,170 shares issued and outstanding	-	1
Common stock, $0.001 par value, 150,000,000 shares authorized, 39,167,403 and 37,620,513 shares
issued and outstanding, respectively	39	38
Additional paid in capital	72,429	72,222
Accumulated deficit	(72,719)	(72,505)
Other comprehensive income	1	1
Total stockholders' deficit	(250)	(242)
Total liabilities and stockholders' deficit	$2,516	$2,584

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2008	2007	2008	2007
OPERATING REVENUES:
Carrier services	$10,285	$7,046	$19,685	$13,545
Communication services	24	27	50	60
Total operating revenues	10,309	7,073	19,735	13,605

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	9,544	6,509	18,328	12,528
Selling, general and administrative expense (exclusive of legal and professional fees)	538	380	1,361	954
Legal and professional fees	65	59	154	115
Bad debt expense	21	25	21	47
Depreciation and amortization expense	38	21	78	38
Total operating expenses	10,206	6,994	19,942	13,682

OPERATING INCOME (LOSS)	103	79	(207)	(77)

OTHER INCOME (EXPENSE):
Debt forgiveness income	–	–	41	–
Interest income (expense)	(24)	(41)	(48)	(69)
Total other income (expense), net	(24)	(41)	(7)	(69)

NET INCOME (LOSS)	79	38	(214)	(146)

LESS: PREFERRED DIVIDEND	–	(19)	(12)	(38)
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	–	211	340	228

NET INCOME TO COMMON STOCKHOLDERS	$79	$230	$114	$44

BASIC INCOME PER SHARE:	$0.00	$0.01	$0.00	$0.00
DILUTED INCOME PER SHARE	$0.00	$0.01	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	39,134,394	19,962,710	38,963,391	18,766,060
DILUTED COMMON SHARES OUTSTANDING	39,522,972	32,420,096	39,177,155	31,223,446

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2008	2007	2008	2007

Net income to common stockholders	$79	$230	$114	$44

Foreign currency translation adjustment	–	–	–	–

Comprehensive income to common stockholders	$79	$230	$114	$44

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT
(in thousands, except share amounts)

							Additional		Other
	Preferred (D)		Preferred (E)		Common		Paid-in	Retained	Comp.
	Shares	Par	Shares	Par	Shares	Par	Capital	(Deficit)	Income/Loss	Totals
BALANCE, JULY 31, 2007	742	1	1,170	1	37,620,513	38	$72,222	$(72,505)	$1	$(242)
Shares issued for Services					1,413,020	1	295			296
Common shares issued for Preferred Stock Conversion					3,434	–	1			1
Dividends declared							(12)			(12)
Reversal of previously recorded preferred dividend							340			340
Stock option expense							253			253
Shares issued for conversion of notes payable					130,436	–	30			30
Retirement of preferred stock, settlement of lawsuit	(742)	(1)	(1,170)	(1)			(700)			(702)
Net (Loss)								(214)		(214)
BALANCE, JANUARY 31, 2008	–	–	–	–	39,167,403	39	$72,429	$(72,719)	$1	$(250)

See accompanying summary of accounting policies and notes to the consolidated financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(Unaudited)

	Six months ended January 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(214)	$(146)
Adjustments to reconcile net loss to cash used in operating activities:
Debt forgiveness income	(41)	–
Depreciation and amortization	78	38
Issuance of stock grants and options, employees for services	524	370
Issuance of common stock and warrants for services	24	23
Provisions for losses on accounts receivables	21	47
Amortization of debt discount	4	5
Settlement of litigation with RoseGlen	(175)	–
Changes in operating assets and liabilities:
Accounts receivable	(114)	(172)
Prepaid expenses and other	(25)	(5)
Accounts payable	(73)	(122)
Accrued liabilities	(34)	64
Net cash (used in) / provided by operating activities	(25)	102

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(8)	–
Note receivable	(100)	–
Purchases of property & equipment	(2)	(13)
Net cash used in investing activities	(110)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, related party	–	(90)
Payments on notes payable	(84)	(212)
Proceeds from advances from shareholders	–	663
Proceeds from Notes payables	–	250
Proceeds from the exercise of stock options	–	16
Proceeds from the exercise of warrants	–	35
Principal payments on capital lease obligation	(1)	(1)
Net cash (used in) / provided by financing activities	(85)	661

DECREASE / INCREASE IN CASH	(220)	750
CASH AND CASH EQUIVALENTS, beginning of period	1,050	36

CASH AND CASH EQUIVALENTS, end of period	$830	$786

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$23	$34
Cash paid for income tax	–	–

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$30	$15
Conversion of preferred stock to common stock	1	381
Preferred stock dividends	12	38
Reversal of previously recorded preferred stock dividend	(340)	(228)

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ATSI incurred net losses from operations of $207,000 and $77,000 during the six months ended January 31, 2008 and 2007, respectively, and has an accumulated deficit of $72.7 million and working capital of $133,000 as of January 31, 2008. Although ATSI generated sufficient cash from operations to cover its operating expenses during the six months ended January 31, 2008, these conditions create doubt as to ATSI’s ability to continue as a going concern. Management plans to continue to improve its financial position through the profitable growth of its operations subject to its capital limitations. Management will also continue to pursue financings that may include raising additional capital through the issuance of debt. The financial statements do not include any adjustments that might be necessary if ATSI is unable to continue as a going concern.

NOTE 3 - STOCK-BASED COMPENSATION

In September 2005, ATSI adopted its 2005 stock compensation plan. This plan authorizes the grant of up to 7.5 million warrants, stock options, restricted common shares, non-restricted common shares and other awards to employees, directors, and certain other persons. The Plan is intended to permit ATSI to retain and attract qualified individuals who will contribute to the overall success of ATSI. ATSI’s Board of Directors determines the terms of any grants under the Plan. Exercise prices of all warrants, stock options and other awards vary based on the market price of the shares of common stock as of the date of grant. The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest based on the terms of the individual grant.

In August 2007, ATSI’s Board of Directors approved an amendment to the Plan. Under the amendment, ATSI’s Board of Directors increased the maximum aggregate number of shares of Common Stock that may be issued under the Plan from 7.5 million shares to 17.5 million shares.

The grants under the plan during the six months ended January 31, 2008 were as follows:

- ATSI granted options to purchase 1,835,000 common shares to certain employees and Board members with an exercise price of $0.21 per share, the closing price of ATSI’s common stock on the grant date, August 15, 2007. One third of the options vested immediately on the grant date and the remaining two-thirds will vest as follows: one-third on the first anniversary of the grant date and one-third on the second anniversary of the grant date. All options expire if not exercised on or before the tenth anniversary of the grant date. Under the fair value option method, ATSI recognized $89,000 of compensation expense associated with the vested options on the date of grant. ATSI will recognize the remaining $177,000 of non-cash compensation expense related to un-vested options over the relevant service periods.

- ATSI granted options to purchase 750,000 common shares to an employee with an exercise price of $0.23 per share, the closing price of ATSI’s common stock on the grant date, September 1, 2007. Upon successfully achieving performance objectives set by ATSI’s Board of Directors, the options will vest one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant, and one-third on the third anniversary of the date of grant. All options expire if not exercised on or before the tenth anniversary of the grant date. Under the fair value option method, ATSI will recognize $119,000 of non-cash compensation expense over the relevant service period.

- ATSI granted options to purchase 30,000 common shares to an employee with an exercise price of $0.27 per share, the closing price of ATSI’s common stock on the grant date, November 1, 2007. The options will vest one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant, and one-third on the third anniversary of the date of grant. All options expire if not exercised on or before the tenth anniversary of the grant date. Under the fair value option method, ATSI will recognize $5,500 of non-cash compensation expense over the relevant service period.

- ATSI issued 1,299,398 shares of unrestricted common stock to its employees and directors for services rendered with a value of $272,873. (See Note 5 for details.)

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	75%
Risk-free interest rate	4.65%
Expected life of options	6 years

A summary of the options as of January 31, 2008 and the changes during the six months ended January 31, 2008 is presented below:

			Weighted-average
		Weighted-average	remaining contractual
2005 Stock Compensation Plan	Options	exercise price	term (years)

Outstanding at July 31, 2007	5,598,998	$0.17	6

Granted	2,615,000	0.22	6
Forfeited	(20,000)	0.21	6

Outstanding at January 31, 2008	8,193,998	0.19	6

Exercisable at January 31, 2008	4,700,332	$0.18	6

NOTE 4 - DEBT

On November 3, 2006, ATSI borrowed $250,000 from CCA Financial Services, Inc. This note initially had an interest rate of 16% per annum, provided for eleven monthly payments of principal and interest in the amount of $7,807 and a final payment at maturity of $200,000, was secured by ATSI’s equipment, deposit accounts and accounts receivables, and had an initial maturity date of November 3, 2007. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties. On November 4, 2007, ATSI and CCA Financial Services, Inc. agreed to extend the term of the note to April 30, 2008. The new principal balance of the note is $150,000 and the interest rate is 15% per annum. All other terms remain the same.

On June 1, 2006, ATSI restructured $275,000 in original principal amount of its 9% Convertible Subordinated Debentures and $141,000 in accrued interest by issuing new 9% Convertible Subordinated Debentures due June 1, 2011 (“New Debentures”) with an aggregate face value of $416,000. Each New Debenture accrues interest at 9% per annum payable annually. The New Debentures and any accrued interest are subject to conversion into common stock by either ATSI or the holders of the New Debentures at the higher of (a) $0.27 per share or (b) the average closing price of ATSI’s common stock for the 10 days immediately preceding the date of conversion, subject to a maximum number of 1,540,741 common shares issuable upon conversion. The proceeds from the New Debentures have been discounted by $26,000 to reflect a beneficial conversion feature derived from the difference between the conversion price and the market price at the time of issuance. The discount will be amortized over the life of the New Debentures using the effective interest method. As of January 31, 2008, the principal balance and accrued interest on the New Debenture was $239,000 and $15,000, respectively.

On March 28, 2007, ATSI borrowed $100,000 from Wells Fargo Bank. This note bears interest at 7%, provides for twelve monthly payments of principal and interest of $4,481 and is secured by ATSI’s certificate of deposit for $100,000. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties.

On July 25, 2007, ATSI borrowed $200,000 from Wells Fargo Bank. This note bears interest at 7.25%, provides for thirty-six monthly payments of principal and interest of $6,208 and is secured by ATSI’s certificate of deposit for $200,000. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties.

On October 1, 2007, ATSI restructured a $500,000 note payable to Alfonso Torres. The new principal balance is $459,170. The new note bears interest at 6% and is payable in a single lump sum on October 1, 2009. ATSI has the option of paying off the total outstanding principal balance and accrued interest at any time without penalties. In connection with the restructuring, ATSI issued 130,435 shares of common stock at $0.23 per share to pay off $30,000 of accrued interest under the original note and agreed to pay $60,000 in cash, in equal monthly payments starting November 2, 2007. ATSI has paid $60,000 towards the cash commitment. As a result of the restructuring of the note ATSI recognized $41,000 in debt forgiveness income associated with the accrued interest forgiven by Alfonso Torres.

On December 10, 2007, ATSI and The Shaar Fund entered into a settlement agreement relating to certain litigation. ATSI paid $75,000 on December 12, 2007 and agreed to pay another $450,000 with interest at 7.5% per annum in quarterly payments of $16,667 on each of January 31, 2008 and April 30, 2008, and in quarterly payments of $26,042 commencing on July 31, 2008 and continuing until April 30, 2012. If paid in full within the first 18 months, ATSI will be entitled to a discount of 22.5% on the then outstanding principal balance. The Shaar Fund agreed to surrender for cancellation 742 shares of ATSI’s 6% Series D Cumulative Convertible Preferred Stock and forgive approximately $340,000 in dividends accrued thereon as of October 24, 2007.

NOTE 5 - ACCOUNTS RECEIVABLE FINANCING AGREEMENT

On December 12, 2007, ATSI entered into a $3,000,000 accounts receivable financing agreement with Wells Fargo Business Credit (“WFBC”), a division of Wells Fargo Bank, N.A. Under the terms of the Account Transfer Agreement between ATSI and WFBC, ATSI may offer to sell with recourse not less than $350,000 and no more than $3,000,000 of its accounts receivable to WFBC each month. WFBC pays to ATSI 85% of the aggregate amount of each account transferred under the Account Transfer Agreement. Once the account is collected by WFBC, it retains the amount originally paid for the account plus a daily factoring rate of 0.0349% for each day outstanding measured from the funding date and until the account is paid by ATSI’s customer. If an account is not paid within 90 days, ATSI must repurchase the account for the amount that it originally received for the account and pay the factor rate that has accrued prior to repurchase. The factoring agreement is for twelve months and ATSI can terminate this agreement upon 30 days written notice, subject to a $15,000 early termination fee. Under the receivable financing agreement with WFBC, ATSI is factoring approximately $800,000 of its monthly receivables. As of the date of this filing, ATSI had approximately $250,000 of factored account receivables outstanding; ATSI will continue to factor its receivables on a monthly basis as services are rendered to its customers.

NOTE 6 - COMMON STOCK

During the six months ended January 31, 2008 ATSI issued the following:

-	113,622 shares of common stock valued at $24,420 to its placement agent and consultants for their services rendered.

-	1,299,398 shares of common stock to its employees and directors for services rendered. ATSI recorded the fair value of $272,873 as the compensation expense in its statement of operations.

-	3,434 shares of common stock to a Series H Preferred Stock shareholder for an unprocessed conversion of the Series H Preferred Stock.

-	130,436 shares of common stock to Alfonso Torres in lieu of $30,000 in accrued interest associated with the Alfonso Torres note payable.

NOTE 7 - NOTE RECEIVABLE

As of January 31, 2008, ATSI loaned $150,000 to NetSapiens Inc. The note receivable is due on June 26, 2008 with interest at 8% per year. The note is secured by NetSapiens’ proprietary Starter Platform License and SNAPsolution modules. ATSI can convert the outstanding interest and principal balance into a perpetual NetSapiens’ License.

NOTE 8 - RELATED PARTY TRANSACTIONS

In January 2006, ATSI, through its wholly owned subsidiary, Telefamilia Communications, Inc., entered into a joint management and marketing agreement with Fiesta Communications, Inc. to provide accounting and administrative support for $2,500 per month. As of January 31, 2008, Fiesta owed ATSI $45,000 in management fees. Additionally, under the joint management and marketing agreement between Telefamilia and Fiesta, ATSI entered into a promissory note for $15,000 with Fiesta on February 1, 2008. The promissory note has a maturity date of April 30, 2008 and an annual interest rate of 8%. ATSI’s CEO and President, Arthur L. Smith, is a 20% shareholder of Fiesta.

ATSI has evaluated its relationship with Fiesta and determined that Fiesta is not a variable interest entity under FIN 46(R) and also concluded that it is not the primary beneficiary as defined by FIN 46(R). Based on these findings, ATSI is not required to consolidate Fiesta.

NOTE 9 - PREFERRED STOCK SETTLEMENTS

In August 2007, ATSI reached a confidential settlement agreement with the holders of the 1,170 shares of ATSI’s Series E Convertible Preferred Stock. Under the confidential settlement agreement ATSI paid $175,000 to the Series E Preferred Stock shareholders and the 1,170 shares of Series E Preferred Stock were cancelled.

In December 2007, ATSI and The Shaar Fund Ltd. entered into a settlement agreement in which they released each other from all claims relating to the Series D Convertible Preferred Stock. Under the terms of the settlement agreement, The Shaar Fund, Ltd. agreed to surrender all outstanding shares of ATSI’s Series D Convertible Preferred Stock and waived all accrued and unpaid dividends thereon in the amount of approximately $340,000 as of October 24, 2007. ATSI paid The Shaar Fund, Ltd. $75,000 in cash in December 2007 and issued to The Shaar Fund a promissory note for $450,000, bearing interest at the rate of 7.5% per annum and payable in payments of $16,667 in principal and accrued interest on each of January 31, 2008 and April 30, 2008, and in quarterly payments of $26,042 in principal and accrued interest commencing on July 31, 2008 and continuing until April 30, 2012. ATSI will be entitled to a discount of 22.5% on the then outstanding principal balance if ATSI paid the principal amount in full within the first 18 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

SPECIAL NOTE: This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” ”plan,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks and or ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 17, 2007.

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and six months ended January 31, 2008 and 2007. As used in this section, the term “fiscal 2008” means the year ending July 31, 2008 and “fiscal 2007” means the year ended July 31, 2007.

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

Communication Services: We provide retail local phone service and international VoIP long distance service primarily to the U.S. Hispanic market throughout Texas, mainly in the Rio Grande Valley. Our local phone service includes access to a landline and value-added services such as caller ID and call waiting. These services are offered to our customers on both a prepaid and postpaid basis. We also provide prepaid domestic and long-distance services through our prepaid VoIP network platform. Customers access this platform and complete the call by using their local phone number as a “PIN” or personal identification number.

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three and six months ended January 31, 2008 and 2007. All dollar amounts are in thousands.

	Three months ended January 31,				Six months ended January 31,
	2007	2006	Variances	%	2007	2006	Variances	%
OPERATING REVENUES:
Carrier services	$10,285	$7,046	$3,239	46%	$19,685	$13,545	$6,140	45%
Communication services	24	27	(3)	-11%	50	60	(10)	-17%
Total operating revenues	10,309	7,073	3,236	46%	19,735	13,605	6,130	45%

Cost of services (exclusive of depreciation and amortization, shown below)	9,544	6,509	3,035	47%	18,328	12,528	5,800	46%
GROSS MARGIN	765	564	201	36%	1,407	1,077	330	31%

Selling, general and administrative expense (exclusive of legal and professional fees)	538	380	158	42%	1,361	954	407	43%
Legal and professional fees	65	59	6	10%	154	115	39	34%
Bad debt expense	21	25	(4)	-16%	21	47	(26)	-55%
Depreciation and amortization expense	38	21	17	81%	78	38	40	105%
OPERATING INCOME (LOSS)	103	79	24	30%	(207)	(77)	(130)	-169%

OTHER INCOME (EXPENSE):
Debt forgiveness income	-	-	-	0%	41	-	41	100%
Interest income (expense)	(24)	(41)	17	41%	(48)	(69)	21	30%
Total other income (expense), net	(24)	(41)	17	41%	(7)	(69)	62	90%

NET INCOME (LOSS)	79	38	41	108%	(214)	(146)	(68)	-47%

LESS: PREFERRED DIVIDEND	-	(19)	19	100%	(12)	(38)	26	68%
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	-	211	(211)	-100%	340	228	112	49%

NET INCOME TO COMMON STOCKHOLDERS	$79	$230	$(151)	-66%	$114	$44	$70	159%

Three Months ended January 31, 2008 Compared to Three Months ended January 31, 2007

Operating Revenues. Consolidated operating revenues increased $3,236,000, or 46%, between periods from $7,073,000 for the quarter ended January 31, 2007 to $10,309,000 for the quarter ended January 31, 2008.

  Carrier services revenue increased by $3,239,000, or 46%, from the quarter ended January 31, 2007 to the quarter ended January 31, 2008. Our carrier traffic increased by 41 % from approximately 99,343,000 minutes of voice traffic during the quarter ended January 31, 2006 to approximately 139,710,508 minutes of voice traffic in the quarter ended January 31, 2008. The increase in revenue and VoIP minutes is attributable primarily to the upgrade to our Nextone® Soft Switch, the upgrade to our Soft Switch allows us to offer high quality and dependable VoIP services, serve more customers and efficiently process greater volume of data and calls.

Communication services revenue decreased approximately 11%, or $3,000 from the quarter ended January 31, 2007 to the quarter ended January 31, 2008. The decrease in communication services revenue is primarily due to a decrease in retail customers from 123 during the quarter ended January 31, 2007 to 100 during the quarter ended January 31, 2008.

Cost of Services (Exclusive of depreciation and amortization). The consolidated cost of services increased by $3,035,000, or 47%, from the quarter ended January 31, 2007 to the quarter ended January 31, 2008. The increase in cost of services is a direct result of the increase in carrier services revenue. As mentioned above, our carrier traffic increased from approximately 99,343,000 minutes in the second quarter of fiscal 2007 to approximately 139,710,508 minutes in the quarter ended January 31, 2008, thus increasing our cost of services between quarters. Consolidated cost of services, as a percentage of revenue was comparable between quarters at 92%. Additionally, as a result of the increase in total revenue our gross profits increased from $564,000 during the quarter ended January 31, 2007 to $765,000 during the quarter ended January 31, 2008.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased $158,000, or 42%, from the quarter ended January 31, 2007 to the quarter ended January 31, 2008. The increase is primarily attributable to an increase in salaries of $120,000 as a result of the hiring of two new employees and bonuses paid to officers. Additionally, non-cash compensation expense to employees increased by $30,000 from the quarter ended January 31, 2007 to the quarter ended January 31, 2008.

Legal and professional fees. Legal and professional fees increased $6,000, or 10%, from the quarter ended January 31, 2007 to the quarter ended January 31, 2008. The increase is attributable to $22,000 in legal fees incurred during the quarter ended January 31, 2008 in connection with the settlement between ATSI and the holders of the 6% Series D Cumulative Convertible Preferred Stock. We did not incur similar expenses during the quarter ended January 31, 2007.

Bad debt expense. Bad debt expense decreased by $4,000, or 16%, from the quarter ended January 31, 2007 to the quarter ended January 31, 2008. During the quarter ended January 31, 2007 we recognized $25,000 in bad debt expense associated with uncollectible accounts. During the quarter ended January 31, 2008 we only recognized $21,000 in bad debt expense associated with uncollectible accounts, thus reducing our expense between periods.

Depreciation and amortization. Depreciation and amortization increased by $17,000 or 81%, from the quarter ended January 31, 2007 to the quarter ended January 31, 2008. The increase is attributed to the amortization during fiscal 2008 of the new computers and the upgrade to our Nextone soft-switch acquired during the fourth quarter of fiscal 2007.

Operating income (loss). The Company’s operating income increased by $24,000, or 30%, from the quarter ended January 31, 2007 to the quarter ended January 31, 2008. The increase in operating income is attributed to the increase between quarters in gross profit margin of approximately $201,000. The increase in gross profit margin was offset by the increase of approximately $158,000 in selling, general and administrative expenses due to an increase in salaries of $120,000 as a result of the hiring of two new employees and bonuses paid to officers. Additionally, non-cash compensation expense to employees increased by $30,000 from the quarter ended January 31, 2007 to the quarter ended January 31, 2008.

Interest income (expense). Interest (expense) decreased by $17,000, or 41%, from the quarter ended January 31, 2007 to the quarter ended January 31, 2008. The decrease can be attributed to the payoff of various promissory notes during fiscal 2008; and the related lower average balance of notes payable during the quarter ended January 31, 2008.

Net income (loss). Net income increased by $41,000, or 108%, from the quarter ended January 31, 2007 to the quarter ended January 31, 2008. The increase in net income is attributed to the increase between quarters in gross profit margin of approximately $201,000. The increase in gross profit margin was offset by the increase of approximately $158,000 in selling, general and administrative expenses due to an increase in salaries of $120,000 as a result of the hiring of two new employees and bonuses paid to officers. Additionally, non-cash compensation expense to employees increased by $30,000 from the quarter ended January 31, 2007 to the quarter ended January 31, 2008.

Preferred stock dividends. Preferred stock dividends decreased by $19,000, or 100%, between periods, from $19,000 for the quarter ended January 31, 2007 to $0 during the quarter ended January 31, 2008. The decrease is primarily the result of the conversion of all Redeemable Preferred Stock during the first quarter of Fiscal 2008. As a result we were not required to account for any preferred stock dividend during the quarter ended January 31, 2008.

Reversal of previously recorded preferred stock dividends. During the quarter ended January 31, 2007 we recognized a reversal of previously recorded dividend expense of $211,000, this reversal occurred as result of the conversion into common stock of 2,750 shares of Series A Convertible Preferred Stock and 1,905,729 shares of Series H Convertible Preferred Stock. At the time of conversion of these securities the market price of ATSI’s stock was higher than at the time of issuance of the securities. As a result, a reversal of preferred dividends was recognized during the period. We did not recognize any adjustments during the quarter ended January 31, 2008.

Net income applicable to common stockholders. Net income applicable to common stockholders decreased by $151,000, or 66%, from the quarter ended January 31, 2007 to the quarter ended January 31, 2008 even though we recognized an increase in gross margin between periods of $201,000 and an increase in operating income of $24,000. The decrease in net income applicable to common stockholders is attributed to the reversal of previously recorded preferred stock dividends of $211,000 recognized during the quarter ended January 31, 2007. We did not recognize this type of adjustment during the quarter ended January 31, 2008.

Six Months ended January 31, 2008 Compared to Six Months ended January 31, 2007

Operating Revenues. Consolidated operating revenues increased $6,130,000, or 45%, between periods from $13,605,000 for the six months ended January 31, 2007 to $19,735,000 for the six months ended January 31, 2008.

Carrier services revenue increased $6,140,000, or 45%, from the six months ended January 31, 2007 to the six months ended January 31, 2008. The increase in carrier services revenue is attributed to the increase in carrier minutes. Our carrier services minutes increased by 34% from approximately 204,556,730 minutes of voice traffic during the six months ended January 31, 2007 to approximately 274,710,508 minutes of voice traffic in the six months ended January 31, 2008. The increase in revenue and VoIP minutes is attributable primarily to the upgrade to our Nextone® Soft Switch, the upgrade to our Soft Switch allows us to offer high quality and dependable VoIP services, serve more customers and efficiently process greater volume of data and calls.

Communication services revenue decreased approximately 17%, or $10,000, from the six months ended January 31, 2007 to the six months ended January 31, 2008. The decrease in communication services revenue is primarily due to a decrease in the average monthly retail customers from 130 during the six months ended January 31, 2007 to 111 during the six months ended January 31, 2008.

Cost of Services (Exclusive of depreciation and amortization). The consolidated cost of services increased by $5,800,000, or 46%, from the six months ended January 31, 2007 to the six months ended January 31, 2008. The increase in cost of services is a direct result of the increase in voice traffic, which required an increase in service fees paid to our vendors for transmission services. Consolidated cost of services, as a percentage of revenue increased from 92% during the six months ended January 31, 2007 to 93% during the six months ended January 31, 2008. Despite the increase in cost of service (exclusive of depreciation and amortization) as a percentage of sales, gross profits increased from $1,077,000 during the six months ended January 31, 2007 to $1,407,000 during the six months ended January 31, 2008 as a result of the increase in revenues. As previously mentioned, our carrier traffic increased by 34 % from approximately 204,556,730 minutes of voice traffic during the six months ended January 31, 2007 to approximately 274,710,508 minutes of voice traffic in the six months ended January 31, 2008. The increase carrier minutes can mainly be attributed to increase in customers during fiscal 2008 compared to fiscal 2007.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased $407,000, or 43%, from the six months ended January 31, 2007 to the six months ended January 31, 2008. The increase is primarily attributable to an increase in salaries and wages of approximately $233,000 as a result of the hiring of two new employees and bonuses paid to officers. Furthermore, non-cash compensation expense to employees increased by $155,000 from the six months ended January 31, 2007 to the six months ended January 31, 2008. The increase is attributed to the recognition during the six months ended January 31, 2008 of approximately $525,000 of non-cash compensation expense associated with the stock options issued to employees and directors recorded under the adopted of FAS-123R, Modified Stock based Compensation. We incurred approximately $370,000 on non-cash compensation expense during the six months ended January 31, 2007.

Legal and Professional Fees. Legal and professional fees increased $39,000, or 34%, from the six months ended January 31, 2007 to the six months ended January 31, 2008. The increase is attributable to $57,000 in legal fees incurred during the six months ended January 31, 2008 in connection with the litigation and settlement between ATSI and the holders of the 6% Series D Cumulative Convertible Preferred Stock. We did not incur similar expenses during the six months ended January 31, 2007.

Bad debt expense. Bad debt expense decreased by $26,000, or 55%, from the six months ended January 31, 2007 to the six months ended January 31, 2008. During the six months ended January 31, 2007 we recognized $47,000 in bad debt expense associated with uncollectible accounts. During the six months ended January 31, 2008 we only recognized $21,000 in bad debt expense associated with uncollectible accounts.

Depreciation and amortization. Depreciation and amortization increased by $40,000, or 105%, from the six months ended January 31, 2007 to the six months ended January 31, 2008. The increase is attributed to the amortization during fiscal 2008 of the new computers and the upgrade to our Nextone soft-switch, which was acquired during the fourth quarter of fiscal 2007.

Operating income (loss). The Company’s operating loss increased by $130,000, or 169%, from the six months ended January 31, 2007 to the six months ended January 31, 2008. The increase in operation loss is primarily attributable to an increase in salaries and wages of approximately $233,000 as a result of the hiring of two new employees and bonuses paid to officers. Furthermore, the increase in non-cash compensation expense to employees of $155,000 from the six months ended January 31, 2007 to the six months ended January 31, 2008. Additionally, the increase in operating loss is attributed to recognition of $57,000 in legal and professional fees in connection with the litigation and settlement between ATSI and the holders of the 6% Series D Cumulative Convertible Preferred Stock. These increases in expenses were offset by the increase in gross margin between periods of approximately $330,000.

Debt forgiveness income. Debt forgiveness income increased by $41,000, or 100%, from the six months ended January 31, 2007 to the six months ended January 31, 2008. The increase can be attributed to the restructuring of the note payable and settlement with Alfonso Torres and forgiveness of $41,000 in accrued interest.

Interest income (expense). Interest income (expense) decreased by $21,000, or 30%, from the six months ended January 31, 2007 to the six months ended January 31, 2008. The decrease can be attributed to the payoff of various notes during fiscal 2008; as a result a reduction of interest expense was recognized during the six months ended January 31, 2008.

Net income (loss). Net income (loss) increased by $68,000 from the six months ended January 31, 2007 to the six months ended January 31, 2008. The increase in net income (loss) is primarily attributable to an increase in salaries and wages of approximately $233,000 as a result of the hiring of two new employees and bonuses paid to officers. Furthermore, the increase in non-cash compensation expense to employees of $155,000 from the six months ended January 31, 2007 to the six months ended January 31, 2008. Additionally, the increase in net income (loss) is attributed to the increase in legal and professional fees of $57,000 in connection with the litigation and settlement between ATSI and the holders of the 6% Series D Cumulative Convertible Preferred Stock. These increases in expenses were offset by the increase in gross margin between periods of approximately $330,000.

Preferred stock dividends. Preferred stock dividends decreased by $26,000, or 68%, between periods, from $38,000 for the six months ended January 31, 2007 to $12,000 during the six months ended January 31, 2008. The decrease in preferred dividends between periods is mainly attributed to a decrease in dividends associated with Series A Convertible Preferred Stock, Series H Convertible Preferred Stock and Series D Convertible Preferred Stock. As of January 31, 2008 all Convertible Preferred Stock has been converted or redeemed to common stock.

Reversal of previously recorded preferred stock dividends. During the six months ended January 31, 2008, we recognized a reversal of previously recorded dividend expense of $340,000. This reversal occurred as result of the settlement agreement reached between ATSI and The Shaar Fund. As a result of the settlement The Shaar Fund agreed to surrender 742 shares of ATSI’s 6% Series D Cumulative Convertible Preferred Stock and forgive accrued dividends of approximately $340,000 as of October 24, 2007. During the six months ended January 31, 2007 we recognized a reversal of previously recorded dividend expense of $228,000. This reversal occurred as result of the conversion into common stock of 2,750 shares of Series A Convertible Preferred Stock and 2,739,121 shares of Series H Convertible Preferred Stock. At the time of conversion of these securities the market price of ATSI’s stock was higher than at the time of issuance of the securities, and as a result, a reversal of preferred dividends was recognized during the period.

Net income (loss) applicable to common stockholders. Net income applicable to common stockholders improved by $70,000, or 159%, from $44,000 for the six months ended January 31, 2007 to $114,000 for the six months ended January 31, 2008. The improvement in net income applicable to common stockholders is attributed to the increase between periods in gross profit margin of approximately $330,000. Is also attributed to the increase in the reversal of previously recorded preferred stock dividends of approximately $112,000. These increases were offset between periods by the increase in salaries and wages of approximately $233,000 as a result of the hiring of two new employees and bonuses paid to officers. Furthermore, the increase in non-cash compensation expense to employees of $155,000 from the six months ended January 31, 2007 to the six months ended January 31, 2008 and the increase in legal and professional fees of $57,000 in connection with the litigation and settlement between ATSI and the holders of the 6% Series D Cumulative Convertible Preferred Stock.

Liquidity and Capital Resources

Cash Position: We had a cash balance of $830,000 as of January 31, 2008. Net cash used by operating activities during the six months ended January 31, 2008 was approximately $25,000. Net cash used was primarily as a result of the net loss of $214,000, the payment of $175,000 in connection with the settlement of litigation between ATSI and RGC International Investors, a reduction of accounts payable by $73,000 and a reduction in accrued liabilities of $34,000. Net cash provided by operating activities was provided by the non-cash charges for depreciation of $78,000, debt forgiveness income of $41,000, non-cash charges associated with issuance of stock grants and options to employees for services of $524,000, non-cash charges for issuance of common stock and warrants for services of $24,000 and provisions for losses on accounts receivables of $21,000.

Investing activities during the six months ended January 31, 2008 consumed $110,000 as a result of advances to NetSapiens and investments in certificates of deposit.

Financing activities during the six months ended January 31, 2008 consumed $85,000 in cash. This cash was primarily consumed by debt principal payments of $84,000 associated with various notes payables and principal payments of $1,000 associated with our capital lease obligation. Overall, our net operating, investing and financing activities during the six months ended January 31, 2008 resulted in a decrease of $220,000 in our cash.

Our current cash expenses are expected to be approximately $120,000 per month, including wages, rent, utilities, litigation fees and corporate professional fees. We are currently generating sufficient cash from operations to cover all monthly cash expenses, but we cannot predict if, over the next twelve months, we will continue to generate sufficient cash from operations to cover all of our cash expenses. We intend to cover our monthly cash expenses with our cash produced from operations and financing activities. We expect to continue conserving cash resources by paying long-term executive compensation and fees for certain professional services with shares of our common stock. We are currently utilizing the factoring agreement with Wells Fargo Bank as necessary to provide cash for operations. Under the agreement we are able to factor up to $3,000,000 of our monthly accounts receivable. On an average, we are factoring account receivables of $800,000 per month. As of the date of this filing, we had $250,000 of outstanding receivables under the Wells Fargo Factoring agreement.

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

We are not presently paying quarterly interest on our outstanding convertible debentures. However, we have continued to accrue interest on such debentures. The increase in accrued liabilities related to the interest in arrears contributed approximately $15,000 in cash flow savings during the six months ended January 31, 2008.

Our working capital was $133,000 as of January 31, 2008. This represents an improvement of approximately $557,000 from our working capital deficit at July 31, 2007. The improvement can primarily be attributed to the reversal of previously recorded preferred stock dividends of $340,000 as a result of the settlement with The Shaar Fund.

Ongoing operations

We generated sufficient income from operations to cover our operating expenses during the six months ended January 31, 2008. However, we believe that due to our limited access to capital, we may not be able to support our ongoing operations if we do not continue producing positive operating income in the future. Our ability to continue as a going concern is dependent upon generating sufficient income from operations to cover our operating expenses, the ongoing support of our stockholders and customers, and our ability to obtain capital resources to support expansion.

We will continue to pursue cost cutting strategies in order to conserve working capital that could limit the implementation of our business plan. We are dependent on our operations and the proceeds from future debt or equity investments to fully implement our business plan. If we are unable to continue producing positive cash flow from operations or raise sufficient capital, we will be required to delay or forgo some portion of our business plan, which will have an adverse effect on our anticipated results from operations and our financial condition. We intend to pursue additional debt and equity financings to fund continued growth and increase our cash reserves. However, we presently do not have a definitive agreement in place to obtain such financing. Any additional debt or equity financing may not be available in sufficient amounts or on acceptable terms. If such financing is not available in sufficient amounts or on acceptable terms, the Company's operational results and future financial condition may be adversely affected.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2007, ATSI initiated a declaratory judgment action in the United States District Court for the Western District of Texas against The Shaar Fund, Ltd., holder of series 6% Series D Cumulative Convertible Preferred Stock, to declare that any right to convert or redeem the shares of the Series D Preferred Stock was barred by the applicable statute of limitations (the “Texas Case”). On August 2, 2007, The Shaar Fund Ltd. filed a separate suit against ATSI in the United States District Court for the Southern District Court of New York seeking damages and equitable relief for alleged defaults under the Securities Purchase Agreement dated February 18, 2000 under which it acquired the Series D Preferred Stock (the “New York Case”). The claims of the parties were consolidated in the New York Case by agreement. In December 2007, the parties entered into a settlement agreement in which they released each other from all claims relating to the Series D Preferred Stock. Under the terms of the settlement agreement, The Shaar Fund, Ltd. agreed to surrender all outstanding shares of Series D Preferred Stock.  Additionally, The Shaar Fund waived its claims for alleged accrued and unpaid dividends thereon in the amount of approximately $340,000.  The cancellation of the preferred stock was effective as of October 24, 2007. ATSI agreed to pay to The Shaar Fund, Ltd. the sum of $75,000 in cash in December 2007 and issue to The Shaar Fund a promissory note in the original principal amount of $450,000, bearing interest at the rate of 7.5% per annum and payable in 16 quarterly payments over 48 months. If paid in full within the first 18 months, ATSI will be entitled to a discount of 22.5% on the then outstanding principal balance.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

(a) Exhibits: The following documents are filed as exhibits to this report.

EXHIBIT INDEX

Number	Description

10.1	Employment Agreement between the Registrant and Arthur L. Smith, dated as of January 2, 2008

10.2	Employment Agreement between the Registrant and Ruben Caraveo, dated as of January 2, 2008

10.3	Employment Agreement between the Registrant and Antonio Estrada Jr., dated as of January 2, 2008

10.4	Master Placement Engagement Letter between the Registrant and Tejas Securities Group, Inc., dated as of January 14, 2008.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC.
(Registrant)

Date: March 13, 2008	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and Chief Executive Officer

Date: March 13, 2008	By:	/s/ Antonio Estrada
	Name:	Antonio Estrada
	Title:	Sr. VP of Finance & Corporate Controller (Principal Accounting and Principal Financial Officer)