Form 10QSB
period 2008-04-30
ATSI COMMUNICATIONS INC/DE
filed 2008-06-13
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

Commission File Number 001-15687

ATSI COMMUNICATIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	74-2849995 (IRS Employer Identification No.)

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
Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the issuer was $7,836,533 based on the closing price of $0.20 per share on June 11, 2008 as reported on the over-the-counter bulletin board.

There were 39,182,669 shares of issuer’s Common Stock outstanding as of June 11, 2008.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

ATSI COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED APRIL 30, 2008

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of April 30, 2008 and July 31, 2007(unaudited)	3
Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2008
and 2007 (unaudited)	4
Consolidated Statements of Comprehensive Income for the Three and Nine Months
Ended April 30, 2008 and 2007(unaudited)	5
Consolidated Statement of Changes in Stockholders’ Deficit for the Nine Months
Ended April 30, 2008 (unaudited)	6
Consolidated Statements of Cash Flows for the Nine Months
Ended April 30, 2008 and 2007 (unaudited)	7
Notes to Consolidated Unaudited Financial Statements	8

Item 2. Management’s Discussions and Analysis and Plan Of Operations	13

Item 3. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Default Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	20

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	April 30,	July 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$726	$1,050
Accounts receivable, net of allowance for bad debt of $95 and $98, respectively	1,122	866
Note receivable, relaetd party	15	-
Note receivable	150	50
Prepaid & other current assets	117	94
Total current assets	2,130	2,060

LONG-TERM ASSETS:
Certificates of deposit	316	306

PROPERTY AND EQUIPMENT	556	499
Less - accumulated depreciation	(400)	(281)
Net property and equipment	156	218

Total assets	$2,602	$2,584

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,019	$1,071
Accrued liabilities	128	516
Current portion of obligation under capital leases	3	3
Notes payable	596	818
Convertible debentures	140	76
Total current liabilities	1,886	2,484

LONG-TERM LIABILITIES:
Notes payable	631	177
Convertible debentures	100	158
Obligation under capital leases, less current portion	1	3
Other	5	4
Total long-term liabilities	737	342

Total liabilities	2,623	2,826

STOCKHOLDERS' DEFICIT:
Series D Cumulative Preferred Stock, 3,000 shares authorized, 0 and 742 shares issued and outstanding	-	1
Series E Cumulative Preferred Stock, 10,000 shares authorized, 0 and 1,170 shares issued and outstanding	-	1
Common stock, $0.001 par value, 150,000,000 shares authorized, 39,182,669 and 37,620,513 shares issued and outstanding, respectively	39	38
Additional paid in capital	72,563	72,222
Accumulated deficit	(72,624)	(72,505)
Other comprehensive income	1	1
Total stockholders' deficit	(21)	(242)
Total liabilities and stockholders' deficit	$2,602	$2,584

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Carrier services	$11,147	$8,113	$30,832	$21,658
Communication services	24	27	73	87
Total operating revenues	11,171	8,140	30,905	21,745

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	10,384	7,647	28,713	20,175
Selling, general and administrative expense (exclusive of legal and professional fees)	555	317	1,916	1,271
Legal and professional fees	86	84	239	199
Bad debt expense	(23)	29	(2)	76
Depreciation and amortization expense	42	24	120	62
Total operating expenses	11,044	8,101	30,986	21,783

OPERATING INCOME (LOSS)	127	39	(81)	(38)

OTHER INCOME (EXPENSE):
Debt forgiveness income	-	-	41	-
Interest income (expense)	(32)	(253)	(79)	(322)
Total other income (expense), net	(32)	(253)	(38)	(322)

NET INCOME (LOSS)	95	(214)	(119)	(360)

LESS: PREFERRED DIVIDEND	-	(7)	(12)	(45)
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	-	600	340	828

NET INCOME TO COMMON STOCKHOLDERS	$95	$379	$209	$423

BASIC INCOME PER SHARE:	$0.00	$0.01	$0.01	$0.02
DILUTED INCOME PER SHARE	$0.00	$0.01	$0.01	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	39,186,590	37,005,780	39,036,705	24,712,414
DILUTED COMMON SHARES OUTSTANDING	38,778,587	39,842,780	39,286,505	27,549,414

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007

Net income to common stockholders	$95	$(214)	$(119)	$(360)

Foreign currency translation adjustment	-	-	-	-

Comprehensive income (loss) to common stockholders	$95	$(214)	$(119)	$(360)

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT
(in thousands, except share amounts)

							Additional
	Preferred (D)		Preferred (E)		Common		Paid-in	Retained	Other Comp.
	Shares	Par	Shares	Par	Shares	Par	Capital	(Deficit)	Income/Loss	Totals
BALANCE, JULY 31, 2007	742	1	1,170	1	37,620,513	38	$72,222	$(72,505)	$1	$(242)
Acquisition of Common Shares					(20,400)	(0)	$(5)			(5)
Shares issued for Services					1,448,686	1	348			349
Common shares issued for Preferred Stock Conversion					3,434	-	1			1
Dividends declared							(12)			(12)
Reversal of previously recorded preferred dividend							340			340
Stock option expense							339			339
Shares issued for conversion of notes payable					130,436	-	30			30
Retirement of preferred stock, settlement of lawsuit	(742)	(1)	(1,170)	(1)			(700)			(702)
Net (Loss)								(119)		(119)
BALANCE, APRIL 30, 2008	-	-	-	-	39,182,669	39	$72,563	$(72,624)	$1	$(21)

See accompanying summary of accounting policies and notes to the consolidated financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(Unaudited)

	Nine months ended April 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(119)	$(360)
Adjustments to reconcile net loss to cash used in operating activities:
Debt forgiveness income	(41)	-
Depreciation and amortization	120	62
Issuance of stock grants and options, employees for services	612	422
Issuance of common stock and warrants for services	77	38
Provisions for losses on accounts receivables	(2)	76
Amortization of debt discount	6	151
Changes in operating assets and liabilities:
Accounts receivable	(253)	(308)
Prepaid expenses and other	(23)	(17)
Accounts payable	(91)	(1)
Accrued liabilities	(30)	54
Net cash provided by operating activities	256	117

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(10)	(302)
Note receivable	(100)	-
Note receivable, related party	(15)	-
Purchases of property & equipment	(20)	(101)
Net cash used in investing activities	(145)	(403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, related party	-	(106)
Payments on notes payable	(178)	(78)
Payments on advances from shareholders		(148)
Retirement of redeemable preferred stock series D&E	(250)	-
Acquisition of common stock	(5)	-
Proceeds from advances from shareholders	-	713
Proceeds from Notes payables	-	350
Issuance of common stock, cost of financing services	-	67
Proceeds from the exercise of stock options	-	16
Proceeds from the exercise of warrants	-	35
Principal payments on capital lease obligation	(2)	(2)
Net cash (used in) / provided by financing activities	(435)	847

DECREASE / INCREASE IN CASH	(324)	561
CASH AND CASH EQUIVALENTS, beginning of period	1,050	36

CASH AND CASH EQUIVALENTS, end of period	$726	$597

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$34	$43
Cash paid for income tax	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$30	$572
Issuance of common stock for accounts payable	-	58
Conversion of preferred stock to common stock	1	1,141
Preferred stock dividends	12	45
Reversal of previously recorded preferred stock dividend	(340)	(828)
Discount for beneficial conversion feature on convertible debt	-	144

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

NOTE 2 – STOCK-BASED COMPENSATION

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

The grants under the plan during the nine months ended April 30, 2008 were as follows:

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

- ATSI granted options to purchase 100,000 common shares to an employee with an exercise price of $0.18 per share, the closing price of ATSI’s common stock on the grant date, January 28, 2008. The options will vest one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant, and one-third on the third anniversary of the date of grant. All options expire if not exercised on or before the tenth anniversary of the grant date. Under the fair value option method, ATSI will recognize $14,753 of non-cash compensation expense over the relevant service period.

- ATSI issued 1,299,398 shares of unrestricted common stock to its employees and directors for services rendered with a value of $272,873. (See Note 6 for details.)

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	75%-105%
Risk-free interest rate	3.15%-4.65%
Expected life of options	4-6 years

A summary of the options as of April 30, 2008 and the changes during the nine months ended April 30, 2008 is presented below:

		Weighted-average	remaining contractual
2005 Stock Compensation Plan	Options	exercise price	term (years)

Outstanding at July 31, 2007	5,598,998	$0.17	6

Granted	2,715,000	0.22	6
Forfeited	(74,999)	0.21	6

Outstanding at April 30, 2008	8,238,999	0.19	6

Exercisable at April 30, 2008	4,673,666	$0.18	6

NOTE 3 – DEBT

On November 3, 2006, ATSI borrowed $250,000 from CCA Financial Services, Inc. This note initially had an interest rate of 16% per annum, provided for eleven monthly payments of principal and interest in the amount of $7,807 and a final payment at maturity of $200,000, was secured by ATSI’s equipment, deposit accounts and accounts receivables, and had an initial maturity date of November 3, 2007. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties. On November 4, 2007, ATSI and CCA Financial Services, Inc. agreed to extend the term of the note to April 30, 2008. On April 30, 2008, ATSI and CCA Financial Services, Inc. agreed to extend the term of the note to June 30, 2008. The new principal balance of the note is $150,000 and the interest rate is 15% per annum. All other terms remain the same.

On June 1, 2006, ATSI restructured $275,000 in original principal amount of its 9% Convertible Subordinated Debentures and $141,000 in accrued interest by issuing new 9% Convertible Subordinated Debentures due June 1, 2011 (“New Debentures”) with an aggregate face value of $416,000. Each New Debenture accrues interest at 9% per annum payable annually. The New Debentures and any accrued interest are subject to conversion into common stock by either ATSI or the holders of the New Debentures at the higher of (a) $0.27 per share or (b) the average closing price of ATSI’s common stock for the 10 days immediately preceding the date of conversion, subject to a maximum number of 1,540,741 common shares issuable upon conversion. The proceeds from the New Debentures have been discounted by $26,000 to reflect a beneficial conversion feature derived from the difference between the conversion price and the market price at the time of issuance. The discount will be amortized over the life of the New Debentures using the effective interest method. As of April 30, 2008, the principal balance and accrued interest on the New Debenture were $240,000 and $21,000, respectively.

On March 28, 2007, ATSI borrowed $100,000 from Wells Fargo Bank. This note bears interest at 7%, provides for twenty-four monthly payments of principal and interest in the amount of $4,481 and is secured by ATSI’s certificate of deposit for $100,000. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties.

On July 25, 2007, ATSI borrowed $200,000 from Wells Fargo Bank. This note bears interest at 7.25%, provides for thirty-six monthly payments of principal and interest in the amount of $6,208 and is secured by ATSI’s certificate of deposit for $200,000. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties.

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

On December 10, 2007, ATSI and The Shaar Fund entered into a settlement agreement relating to certain litigation. ATSI paid $75,000 on December 12, 2007 and agreed to pay another $450,000 with interest at 7.5% per annum in quarterly payments of $16,667 on each of January 31, 2008 and April 30, 2008, and in quarterly payments of $26,042 commencing on July 31, 2008 and continuing until April 30, 2012. If paid in full within the first 18 months, ATSI will be entitled to a discount of 22.5% on the then outstanding principal balance. The Shaar Fund surrendered for cancellation 742 shares of ATSI’s 6% Series D Cumulative Convertible Preferred Stock and forgave approximately $340,000 in dividends accrued thereon as of October 24, 2007.

NOTE 4 - ACCOUNTS RECEIVABLE FINANCING AGREEMENT

On December 12, 2007, ATSI entered into a $3,000,000 accounts receivable financing agreement with Wells Fargo Business Credit (“WFBC”), a division of Wells Fargo Bank, N.A. On March 26, 2008, WFBC increased the accounts receivable financing to $5,000,000. ATSI may offer to sell with recourse not less than $350,000 and no more than $5,000,000 of its accounts receivable to WFBC each month. WFBC pays to ATSI 85% of the aggregate amount of each account transferred under the Account Transfer Agreement. Once the account is collected by WFBC, it retains the amount originally paid for the account plus a daily factoring rate of 0.0349% for each day outstanding measured from the funding date and until the account is paid by ATSI’s customer. If an account is not paid within 90 days, ATSI must repurchase the account for the amount that it originally received for the account and pay the factor rate that has accrued prior to repurchase. The factoring agreement is for twelve months and ATSI can terminate this agreement upon 30 days written notice, subject to a $15,000 early termination fee. Under the receivable financing agreement with WFBC, ATSI is factoring approximately $875,000 of its monthly receivables. As of April 30, 2008, ATSI had approximately $11,000 of factored account receivables outstanding; ATSI will continue to factor its receivables on a monthly basis as services are rendered to its customers.

NOTE 5 – COMMON STOCK

During the nine months ended April 30, 2008 ATSI issued the following:

-	149,288 shares of common stock valued at $30,820 to its placement agent and consultants for their services rendered.

-	1,299,398 shares of common stock to its employees and directors for services rendered. ATSI recorded the fair value of $272,873 as the compensation expense in its statement of operations.

-	3,434 shares of common stock to a Series H Preferred Stock shareholder for an unprocessed conversion of the Series H Preferred Stock.

-	130,436 shares of common stock to Alfonso Torres in lieu of $30,000 in accrued interest associated with the Alfonso Torres note payable.

NOTE 6 –WARRANTS ISSUED FOR SERVICES

During the nine months ended April 30, 2008 ATSI granted 375,000 warrants for consulting services. The exercise price of the warrants was set at $.18 per warrant. ATSI recognized a non-cash warrant expense of $45,753 during the quarter ended April 30, 2008.

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	105%
Risk-free interest rate	3.62%
Expected life of options	4 years

NOTE 7 –NOTE RECEIVABLE

As of April 30, 2008, ATSI had loaned a total of $150,000 to NetSapiens Inc. The note receivable is due on June 26, 2008 with interest at 8% per year. The note is secured by NetSapiens’ proprietary Starter Platform License and SNAPsolution modules. ATSI can convert the outstanding interest and principal balance into a perpetual NetSapiens’ License.

NOTE 8 - RELATED PARTY TRANSACTIONS

In January 2006, ATSI, through its wholly owned subsidiary, Telefamilia Communications, Inc., entered into a joint management and marketing agreement with Fiesta Communications, Inc., whereby ATSI provides accounting and administrative support to Fiesta for $2,500 per month. As of April 30, 2008, Fiesta owed ATSI $52,500 in management fees. Additionally, under the joint management and marketing agreement between Telefamilia and Fiesta, ATSI entered into a promissory note for $15,000 with Fiesta on February 1, 2008. The promissory note has a maturity date of July 30, 2008 and an annual interest rate of 8%. ATSI’s CEO and President, Arthur L. Smith, is a 20% shareholder of Fiesta.

ATSI has evaluated its relationship with Fiesta and determined that Fiesta is not a variable interest entity under FIN 46(R) and also concluded that it is not the primary beneficiary as defined by FIN 46(R). Based on these findings, ATSI is not required to consolidate Fiesta.

NOTE 9 – PREFERRED STOCK SETTLEMENTS

In August 2007, ATSI reached a settlement agreement with the holders of the 1,170 shares of ATSI’s Series E Convertible Preferred Stock. Under the confidential settlement agreement ATSI paid $175,000 to the Series E Preferred Stock shareholders and the 1,170 shares of Series E Preferred Stock were cancelled.

In December 2007, ATSI and The Shaar Fund Ltd. entered into a settlement agreement in which they released each other from all claims relating to the Series D Convertible Preferred Stock. Under the terms of the settlement agreement, The Shaar Fund, Ltd. agreed to surrender all outstanding shares of ATSI’s Series D Convertible Preferred Stock and waived all accrued and unpaid dividends thereon in the amount of approximately $340,000 as of October 24, 2007. ATSI paid The Shaar Fund, Ltd. $75,000 in cash in December 2007 and issued to The Shaar Fund a promissory note for $450,000, bearing interest at the rate of 7.5% per annum and payable in payments of $16,667 in principal and accrued interest on each of January 31, 2008 and April 30, 2008, and in quarterly payments of $26,042 in principal and accrued interest commencing on July 31, 2008 and continuing until April 30, 2012. ATSI will be entitled to a discount of 22.5% on the then outstanding principal balance if ATSI pays the principal amount in full within the first 18 months.

NOTE 10 – SETTLEMENT AGREEMENT REACHED WITH LIGHTSPEED TELECOM, INC.

On April 30, 2008 ATSI and Lightspeed Telecom, Inc. entered into a settlement agreement in which ATSI is to receive some software from Lightspeed and some pecuniary consideration. This settlement arouse from a suit filed in December 2006 by ATSI against Lightspeed Telecom, Inc. in the Bexar County District Court to recover approximately $63,000 (plus attorney’s fees, legal interest, and court costs) against a company that called itself Lightspeed Telecom, Inc. and its principals or alter egos.  The suit was for unpaid telecommunications services provided at the instance of the individual Defendants.  ATSI asserted such services were obtained by or at the direction of Defendants without intent to pay.

NOTE 11 – SHARE REPURCHASE PROGRAM

On April 16, 2008 ATSI’s Board of Directors approved a share buyback plan allowing the Company to purchase up to $1 million of its common stock. The shares will be bought through the open market through December 31, 2008 based on price and market conditions. As of April 30, 2008 the Company has repurchased 20,400 of its common stock at an average purchase price of $0.21.

NOTE 12 – SUBSEQUENT EVENTS

On May 1, 2008, ATSI entered into a “Purchase Agreement” with Fiesta Communications, Inc. Under the agreement ATSI agreed to sell all of the outstanding shares of Telefamilia Communications, Inc. to Fiesta Communications, Inc. for 975,000 shares of common stock in Fiesta Communications and $30,000 in cash to be paid in June 2008. Fiesta Communications issued a three-year promissory note in the amount of $52,984 for the services rendered by ATSI under the joint management agreement dated January 1, 2006. The three-year promissory note will be paid quarterly starting July 31, 2008 and has a maturity date of May 1, 2010 and an annual interest rate of 8%. The note will be secured by all assets of the new combined entity of Fiesta. Additionally, on May 1, 2008 Fiesta and ATSI entered into a note payable to ATSI for $10,000, which has a maturity date of July 30, 2008 and an interest rate of 8%.

A summary of Telefamilia’s financial information is as follow:

Telefamilia Communications, Inc.
(In thousands)
(Unaudited)
As of April 30, 2008
Balance

Current assets	$78
Non-current assets	$4

Total assets	$82

Current liabilities	$48
Non-current liabilities	$3

Total liabilities	$51

Total stockholders' equity	$31

Total liabilities and stockholders' equity	$82

For the nine months ended April 30, 2008
Amount
Revenues	$73
Cost of services	47

Gross profits	$26

Operating expenses	70

Net income (loss)	$(44)

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

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and nine months ended April 30, 2008 and 2007. As used in this section, the term “fiscal 2008” means the year ending July 31, 2008 and “fiscal 2007” means the year ended July 31, 2007.

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

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three and nine months ended April 30, 2008 and 2007. All dollar amounts are in thousands.

	Three months ended April 30,				Nine months ended April 30,
	2008	2007	Variances	%	2008	2007	Variances	%
OPERATING REVENUES:
Carrier services	$11,147	$8,113	$3,034	37%	$30,832	$21,658	$9,174	42%
Communication services	24	27	(3)	-11%	73	87	(14)	-16%
Total operating revenues	11,171	8,140	3,031	37%	30,905	21,745	9,160	42%

Cost of services (exclusive of depreciation and amortization, shown below)	10,384	7,647	2,737	36%	28,713	20,175	8,538	42%
GROSS MARGIN	787	493	294	60%	2,192	1,570	622	40%

Selling, general and administrative expense (exclusive of legal and professional fees)	555	317	238	75%	1,916	1,271	645	51%
Legal and professional fees	86	84	2	2%	239	199	40	20%
Bad debt expense	(23)	29	(52)	-179%	(2)	76	(78)	-103%
Depreciation and amortization expense	42	24	18	75%	120	62	58	94%
OPERATING INCOME (LOSS)	127	39	88	226%	(81)	(38)	(43)	-113%

OTHER INCOME (EXPENSE):
Debt forgiveness income	-	-	-	0%	41	-	41	100%
Interest income (expense)	(32)	(253)	221	87%	(79)	(322)	243	75%
Total other income (expense), net	(32)	(253)	221	87%	(38)	(322)	284	88%

NET INCOME (LOSS)	95	(214)	309	-144%	(119)	(360)	241	67%

LESS: PREFERRED DIVIDEND	-	(7)	7	100%	(12)	(45)	33	73%
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	-	600	(600)	-100%	340	828	(488)	-59%

NET INCOME TO COMMON STOCKHOLDERS	$95	$379	$(284)	-75%	$209	$423	$(214)	-51%

Three Months ended April 30, 2008 Compared to Three Months ended April 30, 2007

Operating Revenues. Consolidated operating revenues increased $3,031,000, or 37%, between periods from $8,140,000 for the quarter ended April 30, 2007 to $11,171,000 for the quarter ended April 30, 2008.

Carrier services revenue increased by $3,034,000, or 37%, from the quarter ended April 30, 2007 to the quarter ended April 30, 2008. Our carrier traffic increased by 30 % from approximately 111,878,669 minutes of voice traffic during the quarter ended April 30, 2007 to approximately 145,481,136 minutes of voice traffic during the quarter ended April 30, 2008. The increase in revenue and VoIP minutes is attributable primarily to the upgrade to our Nextone® Soft Switch, which allows us to offer high quality and dependable VoIP services, serve more customers and efficiently process greater volume of data records and calls.

Communication services revenue decreased approximately 11%, or $3,000 from the quarter ended April 30, 2007 to the quarter ended April 30, 2008. The decrease in communication services revenue is primarily due to a decrease in retail customers from 111 during the quarter ended April 30, 2007 to 97 during the quarter ended April 30, 2008.

Cost of Services (Exclusive of depreciation and amortization). The consolidated cost of services increased by $2,737,000, or 36%, from the quarter ended April 30, 2007 to the quarter ended April 30, 2008. The increase in cost of services is a direct result of the increase in carrier services revenue. As mentioned above, our carrier traffic increased from approximately 111,878,669 minutes of voice traffic during the quarter ended April 30, 2006 to approximately 145,481,136 minutes of voice traffic during the quarter ended April 30, 2008, thus increasing our cost of services between quarters. Consolidated cost of services, as a percentage of revenue was comparable between quarters at 93%. Additionally, as a result of the increase in total revenue, our gross profits increased from $493,000 during the quarter ended April 30, 2007 to $787,000 during the quarter ended April 30, 2008.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $238,000, or 75%, from the quarter ended April 30, 2007 to the quarter ended April 30, 2008. The increase is primarily attributable to an increase in salaries of $120,000 as a result of the hiring of three new employees and bonuses paid to officers. Additionally, non-cash compensation expense to employees and warrant expense increased by $79,000 from the quarter ended April 30, 2007 to the quarter ended April 30, 2008.

Legal and professional fees. Legal and professional fees increased by $2,000, or 2%, from the quarter ended April 30, 2007 to the quarter ended April 30, 2008. The increase is attributable to $35,000 in legal fees incurred during the quarter ended April 30, 2008 in connection with an investor relations campaign. We did not incur similar expenses during the quarter ended April 30, 2007.

Bad debt expense. Bad debt expense decreased by $52,000, or 179%, from the quarter ended April 30, 2007 to the quarter ended April 30, 2008. During the quarter ended April 30, 2008 we recognized a $25,000 adjustment in bad debt expense as a result of changes in the VoIP market and historical uncollectible accounts, thus decreasing bad debt expense between periods.

Depreciation and amortization. Depreciation and amortization increased by $18,000 or 75%, from the quarter ended April 30, 2007 to the quarter ended April 30, 2008. The increase is attributed to the amortization during fiscal 2008 of the new computers and upgrades to our Nextone soft-switch acquired during the third quarter of fiscal 2008.

Operating income (loss). The Company’s operating income increased by $88,000, or 226%, from the quarter ended April 30, 2007 to the quarter ended April 30, 2008. The improvement in operating income is attributed to the increase between quarters in gross profit margin of approximately $294,000. The increase in gross profit margin was offset by an increase of approximately $238,000 in selling, general and administrative expenses due to an increase in salaries of $120,000 as a result of the hiring of three new employees and bonuses paid to officers. Additionally, non-cash compensation expense to employees and warrant expense increased by $79,000 from the quarter ended April 30, 2007 to the quarter ended April 30, 2008.

Interest income (expense). Interest (expense) decreased by $221,000, or 87%, from the quarter ended April 30, 2007 to the quarter ended April 30, 2008. The decrease can be attributed to the payoff of various promissory notes during fiscal 2008; and the related lower average balance of notes payable during the quarter ended April 30, 2008. Additionally, during the quarter ended April 30, 2007 we recognized $143,723 attributed to the beneficial conversion feature associated with the conversion of various notes payable and accrued interest and the amortization of approximately $93,000 in deferred financing fees as part of a private placement common stock financing.

Net income (loss). Net income increased by $309,000, or 144%, from the quarter ended April 30, 2007 to the quarter ended April 30, 2008. The improvement in net income is attributed to the increase between quarters in operating income and a decrease in interest expense between quarters.

Preferred stock dividends. Preferred stock dividends decreased by $7,000, or 100%, between periods, from $7,000 for the quarter ended April 30, 2007 to $0 during the quarter ended April 30, 2008. The decrease is primarily the result of the conversion of all Redeemable Preferred Stock during the first quarter of Fiscal 2008. As a result we were not required to account for any preferred stock dividend during the quarter ended April 30, 2008.

Reversal of previously recorded preferred stock dividends. During the quarter ended April 30, 2007 we recognized a reversal of previously recorded dividend expense of $600,000, this reversal occurred as result of the conversion into common stock of 9,063,260 shares of Series H Convertible Preferred Stock. At the time of conversion of these securities, the market price of ATSI’s stock was higher than at the time of issuance of the securities. As a result, a reversal of preferred dividends was recognized during the period.

Net income applicable to common stockholders. Net income applicable to common stockholders decreased by $284,000, or 75%, from the quarter ended April 30, 2007 to the quarter ended April 30, 2008, although we recognized an increase in gross margin between periods of $294,000 and an increase in operating income between quarters of $88,000. The decrease in net income applicable to common stockholders is attributed to the reversal of previously recorded preferred stock dividends of $600,000 recognized during the quarter ended April 30, 2007. We did not recognize this type of adjustment during the quarter ended April 30, 2008.

Nine Months ended April 30, 2008 Compared to Nine Months ended April 30, 2007

Operating Revenues. Consolidated operating revenues increased by $9,160,000, or 42%, between periods from $21,745,000 for the nine months ended April 30, 2007 to $30,905,000 for the nine months ended April 30, 2008.

Carrier services revenue increased $9,174,000, or 42%, from the nine months ended April 30, 2007 to the nine months ended April 30, 2008. The increase in carrier services revenue is attributed to the increase in carrier minutes. Our carrier services minutes increased by 33% from approximately 316,435,399 minutes of voice traffic during the nine months ended April 30, 2007 to approximately 419,571,789 minutes of voice traffic during the nine months ended April 30, 2008. The increase in revenue and VoIP minutes is attributable primarily to the upgrade to our Nextone® Soft Switch, which allows us to offer high quality and dependable VoIP services, serve more customers and efficiently process greater volume of data records and calls.

Communication services revenue decreased approximately 16%, or $14,000, from the nine months ended April 30, 2007 to the nine months ended April 30, 2008. The decrease in communication services revenue is primarily due to a decrease in the average monthly retail customers from 113 during the nine months ended April 30, 2007 to 100 during the nine months ended April 30, 2008.

Cost of Services (Exclusive of depreciation and amortization). The consolidated cost of services increased by $8,538,000, or 42%, from the nine months ended April 30, 2007 to the nine months ended April 30, 2008. The increase in cost of services is a direct result of the increase in voice traffic, which required an increase in service fees paid to our vendors for transmission services. Consolidated cost of services, as a percentage of revenue, was comparable between periods at 93%. Despite the increase in cost of service (exclusive of depreciation and amortization), gross profits increased from $1,570,000 during the nine months ended April 30, 2007 to $2,192,000 during the nine months ended April 30, 2008 as a result of the increase in revenues. As previously mentioned, our carrier traffic increased by 33 % from approximately 316,435,399 minutes of voice traffic during the nine months ended April 30, 2007 to approximately 419,571,789 minutes of voice traffic during the nine months ended April 30, 2008. The increase in carrier minutes can mainly be attributed to an increase in customers during fiscal 2008 compared to fiscal 2007.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $645,000, or 51%, from the nine months ended April 30, 2007 to the nine months ended April 30, 2008. The increase is primarily attributable to an increase in salaries and wages of approximately $354,000 as a result of the hiring of three new employees and bonuses paid to officers. Furthermore, non-cash compensation expense to employees and warrant expense increased by $235,000 from the nine months ended April 30, 2007 to the nine months ended April 30, 2008. The increase is attributed to the recognition during the nine months ended April 30, 2008 of approximately $612,000 of non-cash compensation expense associated with the stock options issued to employees and directors recorded under the adopted of FAS-123R, Modified Stock based Compensation. We incurred approximately $422,000 on non-cash compensation expense during the nine months ended April 30, 2007.

Legal and Professional Fees. Legal and professional fees increased by $40,000, or 20%, from the nine months ended April 30, 2007 to the nine months ended April 30, 2008. The increase is attributable to $57,000 in legal fees incurred during the nine months ended April 30, 2008 in connection with the litigation and settlement of a dispute between ATSI and the holders of the 6% Series D Cumulative Convertible Preferred Stock. We did not incur similar expenses during the nine months ended April 30, 2007.

Bad debt expense. Bad debt expense decreased by $78,000, or 103%, from the nine months ended April 30, 2007 to the nine months ended April 30, 2008. During the nine months ended April 30, 2007 we recognized $76,000 in bad debt expense associated with uncollectible accounts. During the nine months ended April 30, 2008 we recognized an adjustment in bad debt of $2,000 as a result of changes in the VoIP market and historical uncollectible accounts, thus decreasing bad debt expense between periods.

Depreciation and amortization. Depreciation and amortization increased by $58,000, or 94%, from the nine months ended April 30, 2007 to the nine months ended April 30, 2008. The increase is attributed to the amortization during fiscal 2008 of the new computers and the upgrade to our Nextone soft-switch, which was acquired during the 3rd quarter of fiscal 2008.

Operating income (loss). The Company’s operating loss increased by $43,000, or 113%, from the nine months ended April 30, 2007 to the nine months ended April 30, 2008. The increase in operation loss is primarily attributable to an increase in salaries and wages of approximately $354,000 as a result of the hiring of three new employees and bonuses paid to officers. Furthermore, the increase in non-cash compensation expense to employees and warrant expense of $235,000 from the nine months ended April 30, 2007 to the nine months ended April 30, 2008. Additionally, the increase in operating loss is attributed to recognition of $57,000 in legal and professional fees in connection with the litigation and settlement between ATSI and the holders of the 6% Series D Cumulative Convertible Preferred Stock. These increases in expenses offset the increase in gross margin of approximately $622,000 and the reduction in bad debt expense of $78,000 between periods.

Debt forgiveness income. Debt forgiveness income increased by $41,000, or 100%, from the nine months ended April 30, 2007 to the nine months ended April 30, 2008. The increase can be attributed to the restructuring of the note payable and settlement with Alfonso Torres and forgiveness of $41,000 in accrued interest.

Interest income (expense). Interest income (expense) decreased by $243,000, or 75%, from the nine months ended April 30, 2007 to the nine months ended April 30, 2008. The decrease can be attributed to the payoff of various promissory notes during fiscal 2008; and the related lower average balance of notes payable during the nine months ended April 30, 2008. Additionally, during the nine months ended April 30, 2007 we recognized $143,723 attributed to the beneficial conversion feature associated with the conversion of various notes payable and accrued interest and the amortization of approximately $93,000 in deferred financing fees as part of a private placement common stock financing.

Net income (loss). Net income (loss) decreased by $241,000 from the nine months ended April 30, 2007 to the nine months ended April 30, 2008. The improvement in net income (loss) is attributed to the increase between periods in gross profit margin of approximately $622,000, the reduction in interest expense of $243,000, and increase in debt forgiveness income. These improvements were partially offset by the increase of approximately $645,000 in selling, general and administrative expenses.

Preferred stock dividends. Preferred stock dividends decreased by $33,000, or 73%, between periods, from $45,000 for the nine months ended April 30, 2007 to $12,000 during the nine months ended April 30, 2008. The decrease in preferred dividends between periods is mainly attributed to a decrease in dividends associated with Series A Convertible Preferred Stock, Series H Convertible Preferred Stock and Series D Convertible Preferred Stock. As of April 30, 2008 all Convertible Preferred Stock has been converted or redeemed to common stock.

Reversal of previously recorded preferred stock dividends. During the nine months ended April 30, 2008, we recognized a reversal of previously recorded dividend expense of $340,000. This reversal occurred as result of the settlement agreement reached between ATSI and The Shaar Fund. As a result of the settlement The Shaar Fund agreed to surrender 742 shares of ATSI’s 6% Series D Cumulative Convertible Preferred Stock and forgive accrued dividends of approximately $340,000 as of October 24, 2007. During the nine months ended April 30, 2007 we recognized a reversal of previously recorded dividend expense of $828,000. This reversal occurred as result of the conversion into common stock of 2,750 shares of Series A Convertible Preferred Stock and 11,802,381 shares of Series H Convertible Preferred Stock. At the time of conversion of these securities the market price of ATSI’s stock was higher than at the time of issuance of the securities, and as a result, a reversal of preferred dividends was recognized during the period.

Net income (loss) applicable to common stockholders. Net income applicable to common stockholders decreased by $214,000, or 51%, from the nine months ended April 30, 2007 to the nine months ended April 30, 2008 even though we recognized an increase in net income of $241,000. The decrease in net income applicable to common stockholders is attributed to the reversal of previously recorded preferred stock dividends of $828,000 recognized during the nine months ended April 30, 2007 compared to a reversal of previously recorded preferred stock dividend in the amount of $340,000 during the nine months ended April 30, 2008.

Liquidity and Capital Resources

Cash Position: We had a cash balance of $726,000 as of April 30, 2008. Net cash provided by operating activities during the nine months ended April 30, 2008 was approximately $256,000. Net cash provided by operating activities was as a result of adjustments for non-cash charges for depreciation of $120,000, debt forgiveness income of $41,000, charges associated with issuance of stock grants and options to employees for services of $612,000, issuance of common stock and warrants for services of $77,000 and provisions for losses on accounts receivables of $2,000. Cash provided by operating activities was slightly offset by the cash used by changes in accounts payable of $91,000, accrued liabilities of $30,000 and accounts receivables of $253,000.

Investing activities during the nine months ended April 30, 2008 consumed $145,000 as a result of advances of $100,000 to NetSapiens, notes receivables of $15,000 with Fiesta Communications, a related party, investments in certificates of deposit and purchases of $20,000 of equipment.

Financing activities during the nine months ended April 30, 2008 consumed $435,000 in cash. This cash was primarily consumed by debt principal payments of $178,000 associated with various notes payable, acquisition of the Redeemable Preferred stock Series D&E of $250,000, acquisition of our common stock of $5,000 and principal payments of $2,000 associated with a capital lease obligation. Overall, our net operating, investing and financing activities during the nine months ended April 30, 2008 resulted in a decrease of $324,000 in our available cash.

Our current cash expenses are expected to be approximately $150,000 per month, including wages, rent, utilities, litigation fees and corporate professional fees. We are currently generating sufficient cash from operations to cover all monthly cash expenses. We anticipate that the April 30, 2008 balance of $726,000 in cash combined with expected net cash flow generated from operations and the factoring agreement with Wells Fargo Bank, will be sufficient to fund our operations, capital asset expenditures and potential common stock repurchases for the next twelve months. We are currently utilizing the factoring agreement with Wells Fargo Bank as necessary to provide cash for operations. Under the agreement we are able to factor up to $5,000,000 of our monthly accounts receivable. On average, we are factoring account receivables of $875,000 per month. As of April 30, 2008 we had $11,000 of outstanding receivables under the Wells Fargo Factoring agreement. We believe that the improvement in our cash flows from operations as a result of our growth will facilitate our ability to obtain debt and/or equity funding from institutional investors. However, we presently do not have a definitive agreement to obtain such financing.

Our working capital was $244,000 as of April 30, 2008. This represents an improvement of approximately $668,000 from our working capital deficit at July 31, 2007. The improvement can primarily be attributed to the reversal of previously recorded preferred stock dividends of $340,000 as a result of the settlement with The Shaar Fund and the net operating income generated from operations through April 30, 2008.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Sr. VP of Finance & Corporate Controller and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Sr. VP of Finance & Corporate Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the fiscal quarter covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that have had a material affect or are reasonably likely to have a material effect on internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2006, ATSI filed suit in Bexar County District Court to recover approximately $63,000 (plus attorney’s fees, legal interest, and court costs) against a company that called itself Lightspeed Telecom, Inc. and its principals or alter egos.  The suit is for unpaid telecommunications services provided at the instance of the individual Defendants.  ATSI asserts such services were obtained by or at the direction of Defendants without intent to pay, which the individual Defendants denied.  Lightspeed admitted liability but the two individual Defendants denied liability.  In light of Lightspeed being out of business and having virtually no confirmable hard assets, in April, 2008 the parties entered into a settlement agreement in which ATSI is to receive some software from Lighspeed and some pecuniary consideration from the individual Defendants.  In the event the Defendants perform such settlement agreement, the lawsuit will be dismissed.   Therefore, such case is currently abated pending the performance of such settlement by Defendants.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

(a)        Exhibits: The following documents are filed as exhibits to this report.

EXHIBIT INDEX

Number	Description
10.1	Stock Purchase Agreement between ATSI Communications, Inc. and Fiesta Communications, Inc. dated May 1, 2008.
10.2	9.0% Convertible Note due 2011 between ATSI Communications, Inc. and Fiesta Communications, Inc. dated May 1, 2008.
10.3	Promissory Note between ATSI Communications, Inc. and Fiesta Communications, Inc. dated May 1, 2008.
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC.
(Registrant)

Date: June 13, 2008	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer

Date: June 13, 2008	By:	/s/ Antonio Estrada
	Name:	Antonio Estrada
	Title:	Sr. VP of Finance & Corporate Controller
(Principal Accounting and Principal
Financial Officer)