Form 10-K
period 2008-07-31
ATSI COMMUNICATIONS INC/DE
filed 2008-10-29
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2008
or

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

Registrant’s Telephone Number, Including Area Cod: (210) 614-7240

Securities registered under Section 12(b) of the Securities Exchange Act: NONE

Securities registered under Section 12(g) of the Securities Exchange Act:

Common Stock, Par Value $0.001 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $6,723,569 based on the closing price of $0.17 per share on October 27, 2008, as reported on the over-the-counter bulletin board.

There were 39,550,415 shares of issuer’s Common Stock outstanding as of October 27, 2008.

PART I

ITEM I. DESCRIPTION OF BUSINESS.

Overview

We are an international telecommunications carrier that utilizes the Internet to provide cost-efficient and economical international telecommunication services. Our current operations consist primarily of providing digital voice communications over the Internet using Voice-over-Internet-Protocol (“VoIP”). We provide high quality voice and enhanced telecommunication services to carriers, telephony resellers and other VoIP carriers through various agreements with service providers in the United States, Mexico, Asia, the Middle East and Latin America utilizing VoIP technology. Typically, these telecommunications companies offer their services to the public for domestic and international long distance services. In addition, we provide private communications links and VoIP gateway services.

History

ATSI Communications, Inc., a Nevada corporation, was formed in 2004 as the successor to the business originally incorporated in 1994 as a Canadian holding company, Latcomm International, Inc., with a Texas operating subsidiary, Latin America Telecomm, Inc. Both corporations were renamed “American TeleSource International, Inc.” in 1994. In May 1998, the Canadian corporation completed a share exchange with a newly formed Delaware corporation, also called American TeleSource International, Inc., which resulted in the Canadian corporation becoming the wholly owned subsidiary of the Delaware Corporation. Our stockholders voted to change our name from American TeleSource International, Inc. to ATSI Communications, Inc. in 2003 and to reincorporate in the State of Nevada by merger into our wholly owned subsidiary in 2004. We operate through our wholly owned subsidiary, Digerati Networks, Inc. (“Digerati”). Digerati is a premier global VoIP carrier providing international communication services that consist primarily of transporting voice traffic across the world via the Internet. Additionally, we own 49% of ATSI Comunicaciones S.A de C.V. (ATSICOM), a Mexican corporation that holds a 30-year concession allowing for the sale of voice and data services, long distance transport, and the operation of a telecommunications network in Mexico.

Recent Developments

During the year ended July 31, 2008 (“fiscal 2008”):

•
We entered into a $5 Million accounts receivable financing agreement with Wells Fargo Bank. The financing arrangement provides us with access to capital to fund our growth initiatives and allows us to service top tier customers that required extended payment terms.

•	Our Board of Directors approved a $1 million stock repurchase plan allowing us to buy back our stock in the open market through December 31, 2008 based on price and market conditions.
•
We expanded our IP network capacity with XO Communications. The expansion with XO Communications doubled our fixed capacity and gave us the ability to increase the same fixed capacity by 400% through the on-demand capabilities of XO’s Ethernet services.

•
On May 1, 2008, ATSI entered into a “Purchase Agreement” with Fiesta Communications, Inc. Under the agreement ATSI agreed to sell all of the outstanding shares of Telefamilia Communications, Inc. to Fiesta Communications, Inc. for 975,000 shares of common stock in Fiesta Communications and $30,000 in cash.

•	We received an opinion from our auditors that does not contain a “going concern” qualification.

Services and Products

We provide two types of services: VoIP Services and Network Services

VoIP Services:  We currently provide VoIP communication services to U.S. and foreign telecommunications companies that lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically, these telecommunications companies offer their services to the public for domestic and international long distance services. Revenues from this service accounted for approximately 99% of our total revenue during the year ended July 31, 2008. The percentage of our total volume of carrier services traffic sent by customers can fluctuate dramatically, on an annual, quarterly and daily basis. During fiscal 2008, we entered into various reciprocal agreements with our customers that allow them to transport and terminate traffic over our network and allowed us to transmit and terminate traffic over their networks. These reciprocals agreements with our customers are not for a specific period of time and do not require either party to transmit or terminate a specific volume of minutes on the others network. Under the reciprocal agreements, both parties receive set of rates for services and each party decides the volume of minutes it will send to be processed by the other party. Both parties are free to re-route their traffic away from the other party to a lower priced provider.

Network Services: We provide network links and VoIP gateway services to multi-national and foreign carriers and enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is currently available through the foreign telecommunication networks. These services include data, voice and fax transmission between multiple international offices and branches as well as Internet and collocation services in the United States.

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

The growth of voice over the Internet was limited in the past due to poor sound quality caused by technical issues such as delays in packet transmission and by bandwidth limitations related to Internet network capacity and local access constraints. However, the continuing addition of data network infrastructure, recent improvements in packet switching and compression technology, and new software algorithms and improved hardware have substantially reduced delays in packet transmissions and resulted in better sound quality. Nevertheless, certain VoIP routes into countries with limited or poor Internet infrastructure continue to lack the consistent quality required for voice transport and termination.

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

We believe that the infrastructure required for a global network is too expensive for most companies to acquire and deploy on their own. As a result, many companies use a network consisting of a combination of gateways owned by different operators. For a network to achieve optimal functionality and quality, however, the gateways need to be interoperable, or able to communicate with one another. Interoperability continues to be a challenge for VoIP providers and recently. Technological solutions have emerged that support interoperability between different protocols and/or gateways. Cisco Systems, Inc. has emerged as a dominant supplier of VoIP gateways and other manufacturers often seek to make their equipment interoperable with Cisco.

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

By using the public Internet, VoIP providers like ATSI are able to avoid direct payment for transport of communications, instead paying for large “pipes” into the public Internet, billed by bandwidth rather than usage, which transmits calls to a distant gateway. The Internet, which has its origins in programs devised by the Department of Defense to provide multiple routes and therefore redundancy which was largely immune from the failure of a single network element, provides great redundancy and can be “self healing” in the event of an outage in a particular network element or transmission path. Moreover, adding an additional entry or exit point (a Point of Presence or “PoP”) does not require any expensive or time consuming reconfiguration or reprogramming of existing network elements. The new element is simply installed with a specific IP address and it can send or receive information to or from any other IP address on the Internet.

Strategy and Competitive Conditions

The long distance telephony market and the Internet telephony market are highly competitive. Our competitors include major telecommunications carriers in the U.S., foreign telecommunications carriers (which may be owned by foreign governments), and numerous small competitors. We expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, coverage, customer service, technical response times, reliability, and network size/capacity. The competitive landscape is rapidly altering the number, identity and competitiveness of the marketplace, and we are unable to determine with certainty the impact of potential consolidation in our industry.

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

Our strategy is to take advantage of the increasing demand for international communication services and the global shift from the traditional circuit switched network to the Internet for transporting voice traffic. We target traditional telephone companies migrating towards voice over Internet protocol (“VoIP”) and emerging VoIP service providers seeking reliable and competitively priced worldwide routes. We are also capitalizing on the continued global trend of demonopolization of foreign telecommunications markets. Historically, telecommunication services in most foreign countries have been provided by state-run companies, operating as a legal or de facto monopoly. Although these companies historically failed to satisfy the demand for services in their countries, the regulatory scheme effectively precluded competition by foreign carriers. As the demonopolization trend continues in the telecommunications industry throughout the world, many foreign countries are in various stages of migration toward a competitive, multi-carrier market. This has created an opportunity for emerging operators, that typically “leap frog” to the most recent VoIP technology, to enter their respective market.

Our global strategy also benefits from the continued growth in immigration to the United States from foreign countries such as Mexico, Philippines and India. In addition U.S. based corporations expanding globally to decrease labor costs has contributed to the increased demand for global communication services.

The worldwide demand for telecommunications services has been strengthened by:

•	An expanding global market for voice communications growing at approximately 10% per year
•	A growing demand for VoIP services that was approximately 30% of all international voice traffic in 2007

•	Deregulation and demonopolization of government-owned telecommunication companies in foreign countries
•	Global proliferation of communications devices such as mobile and VoIP phones
•	Growth in ethnic communities in the United States; approximately 90 million people belong to an ethnic minority group
•	Increase in global trade and travel
•	Declining rates for communication services as a result of increased competition

We operate through our wholly owned subsidiary, Digerati Networks, Inc., a premier global VoIP carrier providing international communication services that consist primarily of transporting voice traffic across the world via the Internet. Digerati owns and operates its own VoIP network in San Antonio, Texas for processing voice communication traffic between the United States and rapidly expanding markets in Asia, Europe, the Middle East, and Latin America. Digerati has placed a strong emphasis on Mexico as it is the top producer of voice traffic with the U.S. and is considered the most lucrative communications corridor in the world in terms of revenue.

Through Digerati, we have established numerous partnerships with foreign carriers and network operators to provide our international voice services. In our VoIP operations, Digerati receives voice traffic from originating carriers who are interconnected to its network via the Internet and routes that traffic over the Internet to local service providers and carriers in the destination countries with whom the Company has agreements or partnerships to manage the completion of the call. Our global VoIP service enables carriers and other communications service providers to outsource international voice and fax traffic.

Our customers, while cost conscious, are increasingly demanding high reliability and quality in service delivery. Sustainability and growth in this segment depends on specific competitive advantages including foreign partnerships or presence of an in-country business infrastructure, network reliability, and favorable termination agreements for voice traffic. We compete with other telecom operators, including dominant providers such as Qwest, IBASIS, and AT&T, for transport and termination of international voice services. We believe that our low cost of operations, international relationships, and cost competitive strategy utilizing VoIP technology provides us with a competitive advantage. Our strengths include our in-depth knowledge of, and relationships within, the telecommunications industry in the United States and select foreign markets.

Our strategy has been successful to date as evidenced by our growth over the last 3 fiscal years. The following table provides the total revenue and minutes for the fiscal years ended July 31, 2006, 2007 and 2008:

Period	Revenue	Minutes
FY-2006	$14,695,000	266,366,712
FY-2007	$31,692,000	450,557,632
FY-2008	$41,961,000	564,064,005

Government Regulation

Our operations are subject to federal, state and foreign laws and regulations. There is significant uncertainty regarding the application of the Communications Act of 1934 and the regulations adopted by the Federal Communications Commission to Internet telephone and there is a risk that either the FCC or Congress will impose common carrier restrictions and other requirements of traditional telecommunications providers to providers of VoIP services.

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

To date, the FCC has declined to classify VoIP providers as telecommunications carriers for regulatory purposes. However, the FCC has ruled that certain traffic carried in part utilizing the Internet protocol format was nonetheless regulated telecommunications for which certain regulatory obligations applied. The FCC has considered whether to impose surcharges or other common carrier regulations upon certain providers of Internet telephony, primarily those which, unlike us, provide Internet telephony services directly to end users. The FCC ruled that interconnected VoIP service providers must make contributions to the Universal Service Fund. Additionally, the FCC has a pending proceeding to further examine the question of whether certain forms of VoIP services are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone VoIP services bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services. The FCC has indicated that the issues as to applicability of access charges and other matters will be considered in that context. Adverse rulings or rulemakings could subject us to licensing requirements and additional fees and subsidies.

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

Other regulations affecting the Internet in the United States.

Congress has enacted legislation that regulates certain aspects of the Internet, including online content, user privacy and taxation. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress has, for example, considered legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud, privacy and digital signatures. Various states have adopted and are considering Internet-related legislation. Increased U.S. regulation of the Internet may slow its growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect our business, financial condition, results of operations and future prospects. Legislation has also been proposed that would clarify the regulatory status of VoIP service. The Company has no way of knowing whether legislation will pass or what form it might take.

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

The International Settlements Policy governs settlements between U.S. carriers’ and foreign carriers’ costs of terminating traffic over each other’s networks. The FCC recently enacted certain changes in rules designed to allow U.S. carriers to propose methods to pay for international call termination that deviate from traditional accounting rates and the International Settlement Policy. The FCC has also established lower benchmarks for the rates that U.S. carriers can pay foreign carriers for the termination of international services and these benchmarks may continue to decline. These rule changes have lowered the costs of our competitors to terminate traffic in the United States and are contributing to the downward pricing pressure facing us in the carrier market.

Other General regulations

Congress has recently enacted legislation that regulates certain aspects of the Internet, including online content, user privacy and taxation. In addition, Congress and other federal entities are considering other legislative and regulatory proposals on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud, privacy and digital signatures. Various states have adopted and are considering Internet-related legislation. Increased U.S. regulation of the Internet may slow its growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect our business, financial condition, results of operations and future prospects. The Company has no way of knowing whether legislation will pass or what form it might take.

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

Although we do not know of any other specific new or proposed regulations that will affect our business directly, the regulatory scheme for competitive telecommunications market is still evolving and there could be unanticipated changes in the competitive environment for communications in general. For example, the FCC is currently considering rules that govern how Internet providers compensate local telephone companies. These rules could affect the role that the Internet ultimately plays in the telecommunications market.

The International Settlements Policy governs settlements between top tier U.S. carriers’ and foreign carriers’ costs of terminating traffic over each other’s networks. The FCC recently enacted certain changes in these rules designed to allow U.S. carriers to propose methods to pay for international call termination that deviate from traditional accounting rates and the International Settlement Policy. The FCC has also established lower benchmarks for the rates that U.S. carriers can pay foreign carriers for the termination of international services and these benchmarks may continue to decline. These rule changes have lowered the costs of our top tier competitors to terminate traffic in the United States and are contributing to the downward pricing pressure facing us in the carrier market.

Concession License

The Secretaría de Comunicaciones y Transportes and Comisión Federal de Telecomunicaciones or Federal Telecommunications Comisión (“COFETEL”) issued ATSICOM a 30-year license in June 1998 to install and operate a public network. Under this license, ATSICOM is required to:

General requirements

•	Maintain approximately $10 million in registered and subscribed capital.
•	Install and operate a network in Mexico according to an operating plan approved by the Mexican government..
•	Continuously develop and conduct training programs for its staff.
•	Designate an individual responsible for the technical functions to operate the concession.

Concession services requirements

•	Provide continuous and efficient services at all times to its customers.
•	Establish a complaint center and correction facilities center and report to the Mexican government on a monthly basis the complaints received and the actions taken to resolve the problems.

Tariff Requirements

•	Invoice its customer only tariffs rates that have been approved by the Mexican government.

Verification and Information requirements

•
Provide audited financial statements on a yearly basis that include a detailed description of the fixed assets utilized in the network and reporting by region and location of where the services are being provided.

•	Provide quarterly reports and updates on the expansion of the network in Mexico and a description of the training programs and research and development programs.
•	Provide statistical reports of traffic, switching capacity and other parameters in the network.

Guarantee requirements

•	Post a bond/insurance policy for approximately $500,000 payable to the Mexican Federal Treasury Department in the event the concession is revoked for failure to perform any of the requirements.

Under this concession, we have the right to terminate voice and data communications in Mexico. The revocation or modification of this concession would not have a material adverse effect on our business.

Customers and Suppliers

We rely on various suppliers to provide services in connection with our communication services. We use various global VoIP companies to complete our voice over Internet (VoIP) traffic between US, Mexico, Asia, the Middle East and Latin America. We are not dependent upon any single supplier.

Employees

As of July 31, 2008, we had twelve employees, all of whom performed operational, technical and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

ITEM 1A. RISK FACTORS.

Our business is subject to various operational and financial risks that could have an adverse effect on our financial condition or our results of operations. In addition the general economic risks associated with operation of a small company in a regulated industry dominated by large well-financed competitors, some of the risk factors that may apply specifically to us are set forth below.

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

We rely on third parties to provide and maintain the networks over which we transmit traffic. Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and data. Third parties own and maintain the equipment that translates calls from traditional voice networks to the Internet and vice versa. If the owners of these systems fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers, our ability to complete calls or provide other services could be interrupted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2. PROPERTIES.

Our executive office is located at 3201 Cherry Ridge, Building C, Suite 300, San Antonio, Texas, in leased space consisting of 3,618 square feet. The lease for this facility will expire on November 15, 2011. We pay annual rent of $49,419. We believe that our leased facilities are suitable and adequate for their intended use.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board under the symbol “ATSX”. The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years, as reported by Bloomberg, LP. Price quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2007	Low	High
First Quarter	$0.19	$0.34
Second Quarter	$0.22	$0.36
Third Quarter	$0.19	$0.34
Fourth Quarter	$0.23	$0.24

Fiscal 2008	Low	High
First Quarter	$0.20	$0.30
Second Quarter	$0.17	$0.28
Third Quarter	$0.15	$0.23
Fourth Quarter	$0.16	$0.24

Holders

As of July 31, 2008 we had approximately 8,206 common stockholders of record.

Dividends

We have not paid cash dividends on our common stock and we do not anticipate paying a dividend in the future.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2008:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	N/A	-0-

Equity Compensation Plans not approved by security holders	8,239,000	$.17	9,261,000

Total	8,239,000	$.17	9,261,000

The material features of each equity compensation plan are described in Note 2 of the Notes to the Financial Statements.

Sales of Unregistered Securities

On June 1, 2008, the Company issued 391,348 shares of its common stock to the holders of its debentures dated June 1, 2006. The shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and were restricted from further transfer without registration.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE: This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those listed in Item 1A of this Annual Report on Form 10-K .

The following is a discussion of the consolidated financial condition and results of operations of ATSI Communications, Inc., for the fiscal years ended July 31, 2008 and 2007. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, fiscal 2008 or 2008 refers to the year ended July 31, 2008 and fiscal 2007 or 2007 refers to the year ended July 31, 2007.

Sources of revenue and direct cost

Sources of revenue:

VoIP Services:  We currently provide VoIP communication services to U.S. and foreign telecommunications companies that lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically, these telecommunications companies offer their services to the public for domestic and international long distance services

Network Services: We provide private communication links and VoIP gateway services to multi-national and foreign carriers and enterprise customers who require a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is currently available through the foreign telecommunication networks. These services include data, voice and fax transmission between multiple international offices and branches as well as Internet and co-location services in the United States.

Direct Costs:

VoIP Services: We incur transmission and termination charges from our suppliers and the providers of the infrastructure and network. The cost is based on rate per minute, volume of minutes transported and terminated through the network. Additionally, we incur fixed Internet bandwidth charges and per minute billing charges. In some cases we incur installation charges from certain carriers. These installation costs are passed on to our customers for the connection to our VoIP network.

Network Services: Under the network services, we incur bandwidth and co-location charges. The bandwidth charges are incurred as part of the connection links between the customer’s different remote locations and sites to transmit data, voice and Internet services. We also incur co-location charges that are passed through to our customers.

Results of Operations

The following table sets forth certain items included in our results of operations in thousands of dollars amounts and variances between periods for the years ended July 31, 2008 and 2007.

	Years ended July 31,
	2008	2007	Variances	%

TOTAL OPERATING REVENUES	$41,961	$31,692	$10,269	32%
COST OF SERVICES (exclusive of depreciation and amortization, shown below)	38,884	29,521	9,363	32%
GROSS PROFITS	3,077	2,171	906	42%

Selling, general and administrative expense (exclusive of legal and professional fees)	2,400	1,625	775	48%
Legal and professional fees	352	258	94	36%
Bad debt expense	(27)	98	(125)	-128%
Depreciation and amortization expense	160	99	61	62%
OPERATING INCOME (LOSS)	192	91	101	111%

OTHER INCOME (EXPENSE):
Debt forgiveness income	41	-	41	100%
Minority Interest	(16)	-	(16)	-100%
Interest income (expense)	(105)	(348)	243	70%
Total other income (expense), net	(80)	(348)	268	77%

NET INCOME (LOSS)	112	(257)	369	144%

LESS: PREFERRED DIVIDEND	(12)	(56)	44	79%
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	340	828	(488)	-59%
NET INCOME TO COMMON STOCKHOLDERS	$440	$515	$(75)	-15%

Year Ended July 31, 2008 Compared to Year ended July 31, 2007

Operating Revenues. Consolidated operating revenues increased by $10,269,000, or 32%, between periods from $31,692,000 for the year ended July 31, 2007 to $41,961,000 for the year ended July 31, 2008. The increase in VoIP services revenue is attributed to the increase in carrier minutes. Our carrier services minutes increased by 25% from approximately 450,557,632 minutes of voice traffic during the year ended July 31, 2007 to approximately 564,064,005 minutes of voice traffic during the year ended July 31, 2008. The increase in revenue and VoIP minutes is attributable primarily to the upgrade to our NexPoint® Soft Switch, which allows us to offer high quality and dependable VoIP services, serve more customers and efficiently process greater volume of data records and calls.

Cost of Services (Exclusive of depreciation and amortization). The consolidated cost of services increased by $9,363,000, or 32%, from the year ended July 31, 2007 to the year ended July 31, 2008. The increase in cost of services is a direct result of the increase in voice traffic, which required an increase in service fees paid to our vendors for transmission services. Consolidated cost of services, as a percentage of revenue, was comparable between periods at 93%. Despite the increase in cost of services (exclusive of depreciation and amortization), gross profits increased from $2,171,000 during the year ended July 31, 2007 to $3,077,000 during the year ended July 31, 2008 as a result of the increase in revenues.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $775,000, or 48%, from the year ended July 31, 2007 to the year ended July 31, 2008. The increase is primarily attributable to an increase in salaries and wages of approximately $487,000 as a result of the hiring of four new employees and bonuses paid to officers. Non-cash compensation expense to employees and warrant expense increased by $268,000 from the year ended July 31, 2007 to the year ended July 31, 2008. The increase is attributed to the recognition during the year ended July 31, 2008 of approximately $695,000 of non-cash compensation expense associated with the stock options issued to employees and directors recorded under the adopted of FAS-123R, Modified Stock based Compensation. We incurred approximately $473,000 on non-cash compensation expense during the year ended July 31, 2007.

Legal and Professional Fees. Legal and professional fees increased by $94,000, or 36%, from the year ended July 31, 2007 to the year ended July 31, 2008. The increase is primarily attributable to $57,000 in legal fees incurred during the year ended July 31, 2008 in connection with the litigation and settlement of a dispute between ATSI and the holders of the 6% Series D Cumulative Convertible Preferred Stock. We did not incur similar expenses during the year ended July 31, 2007.

Bad debt expense. Bad debt expense decreased by $125,000, or 128%, from the year ended July 31, 2007 to the year ended July 31, 2008. During the year ended July 31, 2007 we recognized $98,000 in bad debt expense associated with uncollectible accounts. During the year ended July 31, 2008 we recognized an adjustment in bad debt of $27,000 as a result of changes in the VoIP market and historical uncollectible accounts, thus decreasing bad debt expense between periods.

Depreciation and amortization. Depreciation and amortization increased by $61,000, or 62%, from the year ended July 31, 2007 to the year ended July 31, 2008. The increase is attributed to the amortization during fiscal 2008 of the new computers and the upgrade to our Nextone soft-switch, which was acquired during the Fiscal 2008.

Operating income (loss). Our operating income improved by $101,000, or 111%, from the year ended July 31, 2007 to the year ended July 31, 2008. The improvement in operating income is primarily attributable to an increase in gross profits between periods, which was partially offset by increases in salaries and wages, non-cash compensation expenses and legal fees.

Other Income (expense). Other income (expense) during fiscal 2008 included debt forgiveness income of $41,000, which was attributed to the restructuring of the note payable and settlement with Alfonso Torres and the recognition of $16,000 of a minority interest in the loss of our ownership in Fiesta Communications. Neither of these categories of other income was recognized in fiscal 2007. Interest expense in fiscal 2008 decreased by $243,000, or 70%, from $348,000 for the year ended July 31, 2007 to $105,000 for the year ended July 31, 2008. The decrease can be attributed to the payoff of various promissory notes during fiscal 2008; and the related lower average balance of notes payable during the year ended July 31, 2008. Interest expense for the year ended July 31, 2007 also included $143,723 attributed to the beneficial conversion feature associated with the conversion of various notes payable and accrued interest and the amortization of approximately $93,000 in deferred financing fees as part of a private placement common stock financing.

Net income (loss). Net income (loss) improved by $369,000 from the year ended July 31, 2008 compared to the year ended July 31, 2007. The improvement in net income (loss) is attributed to the increase between periods in gross profit profits, the reduction in interest expense. These improvements were offset by the increase of approximately $775,000 in selling, general and administrative expenses.

Preferred stock dividends. Preferred stock dividends decreased by $44,000, or 79%, between periods, from $56,000 for the year ended July 31, 2007 to $12,000 during the year ended July 31, 2008. The decrease in preferred dividends between periods is mainly attributed to a decrease in dividends associated with Series A Convertible Preferred Stock, Series H Convertible Preferred Stock and Series D Convertible Preferred Stock. As of July 31, 2008 all Convertible Preferred Stock has been converted or redeemed to common stock.

Reversal of previously recorded preferred stock dividends. During the year ended July 31, 2008, we recognized a reversal of previously recorded dividend expense of $340,000. This reversal occurred as result of the settlement agreement reached between ATSI and The Shaar Fund. As a result of the settlement, The Shaar Fund agreed to surrender 742 shares of ATSI’s 6% Series D Cumulative Convertible Preferred Stock and forgive accrued dividends of approximately $340,000 as of October 24, 2007. During the year ended July 31, 2007 we recognized a reversal of previously recorded dividend expense of $828,000. This reversal occurred as result of the conversion into common stock of 2,750 shares of Series A Convertible Preferred Stock and 11,802,381 shares of Series H Convertible Preferred Stock.

Net income applicable to common stockholders. Net income applicable to common stockholders decreased by $75,000, or 15%, from the year ended July 31, 2007 to the year ended July 31, 2008 even though we recognized an increase in net income of $369,000. The decrease in net income applicable to common stockholders is attributed to the reversal of previously recorded preferred stock dividends of $828,000 recognized during the year ended July 31, 2007 compared to a reversal of previously recorded preferred stock dividend in the amount of $340,000 during the year ended July 31, 2008.

Liquidity and Capital Resources

Cash Position: We had a cash balance of $1,338,000 as of July 31, 2008. Net cash provided by operating activities during the year ended July 31, 2008 was approximately $965,000. Net cash provided by operating activities consisted primarily of operating revenues of $41,961,000 after deduction of cash expenses incurred in cost of services and selling, general and administrative expenses. Investing activities during the year ended July 31, 2008 consumed $163,000 as a result of advances of $100,000 to NetSapiens, notes receivables of $25,000 with Fiesta Communications, a related party, investments in certificates of deposit of $13,000 and purchases of $25,000 of equipment. Financing activities during the year ended July 31, 2008 consumed $514,000 in cash. This cash was primarily consumed by debt principal payments of $251,000 associated with various notes payable, acquisition of the Redeemable Preferred stock Series D&E of $250,000, acquisition of our common stock of $10,000 and principal payments of $3,000 associated with a capital lease obligation. Overall, our net operating, investing and financing activities during the year ended July 31, 2008 resulted in an increase of $288,000 in our available cash.

We are currently utilizing the factoring agreement with Wells Fargo Bank as necessary to provide cash for operations. Under the agreement we are able to factor up to $5,000,000 of our monthly accounts receivable. On average, we are factoring account receivables of $875,000 per month. As of July 31, 2008 we had $18,000 of outstanding receivables under the Wells Fargo Factoring agreement. We believe that the improvement in our cash flows from operations as a result of our growth will facilitate our ability to obtain debt and/or equity funding from institutional investors. Subsequent to our fiscal year end, we entered into various promissory notes payable for $850,000; we believe that this financing will allow us to support our growth during the following fiscal year.

Our current cash expenses are expected to be approximately $150,000 per month, including wages, rent, utilities and corporate professional fees. We are currently generating sufficient cash from operations to cover all monthly cash expenses. We anticipate that the July 31, 2008 balance of $1,338,000 in cash combined with expected net cash flow generated from operations, cash received from the subsequent financing of $850,000 and the factoring agreement with Wells Fargo Bank, will be sufficient to fund our operations, capital asset expenditures and potential common stock repurchases for the next twelve months.

Our working capital was $427,000 as of July 31, 2008. This represents an improvement of approximately $851,000 from our working capital deficit at July 31, 2007. The improvement can primarily be attributed to the reversal of previously recorded preferred stock dividends of $340,000 as a result of the settlement with The Shaar Fund and the net operating income generated from operations during Fiscal 2008.

Critical Accounting Policies

Revenue Recognition. We derive our revenue from VoIP Services and Network Services. Revenue is recognized when persuasive evidence of an arrangement exists, service or network capacity has been provided, the price is fixed or determinable, collectibility is reasonably assured and there are no significant obligations remaining.

We record and report our revenue on the gross amount billed to our customers in accordance with the following “gross indicators” discussed in EITF 99-19:

•	ATSI is the primary obligor in its arrangements,
•	ATSI has latitude in establishing pricing,
•	ATSI changes the product or performs part of the service and is involved in the determination of the product or service specifications,
•	ATSI has discretion in supplier selection; and
•	ATSI assumes credit risk for the amount billed to the customer

We recognize revenue from VoIP Services in the period the service is provided, net of revenue reserves for potential billing credits. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. ATSI recognizes network services revenue during the period the service is provided.

Direct Cost of Revenue. We incur termination charges in connection with providing VoIP services, installation charges connection to the VoIP network of our carriers, and Internet, co-location and fiber optic charges in connection with providing network services. Termination charges, connection charges and other direct costs of revenue are recognized in the period incurred.

Stock-based Compensation. We record compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R,“Share-Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to February 1, 2006, ATSI had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. ATSI estimates the fair market value of its stock options using the Black Scholes pricing model. ATSI uses the following key assumptions in determining the fair market value of its options:

	For the Years Ended July 31,
	2008	2007
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	75% - 105%	80%
Risk-free interest rate	3.15% - 4.65%	4.51%
Expected life of options	4 - 6 years	7 years

Derivative financial instruments. We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate the application of SFAS 133 and EITF 00-19 for all of its convertible financial instruments and freestanding warrants.

For derivative financial instruments that meet the definition of liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, ATSI uses the Black-Scholes option-pricing model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

ITEM 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and Stockholders
ATSI Communications, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of ATSI Communications, Inc. and subsidiaries as of July 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of ATSI’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. ATSI is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of ATSI’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATSI as of July 31, 2008 and 2007 and the consolidated results of their operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

October 23, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 31,	July 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,338	$1,050
Accounts receivable, net of allowance for bad debt of $60 and $98, respectively	1,082	866
Note receivable, related party	25	-
Note receivable	-	50
Prepaid & other current assets	124	94
Total current assets	2,569	2,060

LONG-TERM ASSETS:
Certificates of deposit	319	306
Intangible Assets	149	-

PROPERTY AND EQUIPMENT	611	499
Less - accumulated depreciation	(439)	(281)
Net property and equipment	172	218

Total assets	$3,209	$2,584

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,361	$1,071
Wells Fargo factoring collateral	18	-
Accrued liabilities	116	516
Current portion of obligation under capital leases	3	3
Notes payable	566	818
Convertible debentures, net of unamortized discount of $5 and $8, respectively	78	76
Total current liabilities	2,142	2,484

LONG-TERM LIABILITIES:
Notes payable	588	177
Convertible debentures, net of unamortized discount of $3 and $8, respectively	81	158
Obligation under capital leases, less current portion	1	3
Other	3	4
Total long-term liabilities	673	342

Total liabilities	2,815	2,826

STOCKHOLDERS' EQUITY (DEFICIT):
Series D Cumulative Preferred Stock, 3,000 shares authorized, 0 and 742 shares issued and outstanding	-	1
Series E Cumulative Preferred Stock, 10,000 shares authorized, 0 and 1,170 shares issued and outstanding	-	1
Common stock, $0.001 par value, 150,000,000 shares authorized, 39,550,415 and 37,620,513 shares issued and outstanding, respectively	39	38
Additional paid in capital	72,747	72,222
Accumulated deficit	(72,393)	(72,505)
Other comprehensive income	1	1
Total stockholders' equity (deficit)	394	(242)
Total liabilities and stockholders' equity (deficit)	$3,209	$2,584

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended July 31,
	2008	2007
OPERATING REVENUES:
VoIP services	$41,961	$31,692

Total operating revenues	41,961	31,692

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	38,884	29,521
Selling, general and administrative expense (exclusive of legal and professional fees)	2,400	1,625
Legal and professional fees	352	258
Bad debt expense (recovery)	(27)	98
Depreciation and amortization expense	160	99
Total operating expenses	41,769	31,601

OPERATING INCOME	192	91

OTHER INCOME (EXPENSE):
Debt forgiveness income	41	-
Investment loss	(16)	-
Interest expense	(105)	(348)
Total other expense	(80)	(348)

NET INCOME (LOSS)	112	(257)

LESS: PREFERRED DIVIDEND	(12)	(56)
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	340	828

NET INCOME TO COMMON STOCKHOLDERS	$440	$515

BASIC INCOME PER SHARE TO COMMON STOCKHOLDERS	$0.01	$0.02
DILUTED INCOME PER SHARE TO COMMON STOCKHOLDERS	$0.01	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	39,143,748	27,908,044
DILUTED COMMON SHARES OUTSTANDING	39,197,319	28,049,739

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

									Additional		Other
	Preferred (D)		Preferred (E)		Preferred (H)		Common		Paid-in	Retained	Comp.
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	(Deficit)	Income/Loss	Totals
BALANCE, JULY 31, 2006	742	1	1,170	1	11,802,420	12	16,444,403	16	$68,775	$(72,248)	$1	$(3,442)
Shares issued for Services							1,475,062	1	333			334
Common shares issued for Preferred Stock Conversion					(11,802,420)	(12)	16,261,847	16	1,137			1,141
Exercise of warrants							150,000	2	35			37
Dividends declared									(56)			(56)
Reversal of previously recorded preferred dividend									828			828
Stock option expense									267			267
Proceeds from exercise of options							100,000	1	16			17
Beneficial Conversion Feature, private placement									144			144
Shares issued for conversion of notes payable							3,189,201	2	743			745
Net (Loss)										(257)		(257)
BALANCE, JULY 31, 2007	742	1	1,170	1	-	-	37,620,513	38	$72,222	$(72,505)	$1	$(242)
Repurchase of Common Shares							(44,002)	-	$(10)			(10)
Shares issued for Services							1,448,686	1	348			349
Common shares issued for Preferred Stock Conversion							3,434	-	1			1
Dividends declared									(12)			(12)
Reversal of previously recorded preferred dividend									340			340
Stock option expense									423			423
Shares issued for conversion of notes payable					-	-	521,784	-	135			135
Retirement of preferred stock, settlement of lawsuit	(742)	(1)	(1,170)	(1)					(700)			(702)
Net income										112		112
BALANCE, July 31, 2008	-	-	-	-	-	-	39,550,415	39	$72,746	$(72,393)	$1	$394

See accompanying summary of accounting policies and notes to the consolidated financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Years ended July 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$112	$(257)
Adjustments to reconcile net loss to cash used in operating activities:
Investment loss	16	-
Debt forgiveness income	(41)	-
Depreciation and amortization	160	99
Issuance of stock grants and options, employees for services	695	473
Issuance of common stock and warrants for services	77	129
Provisions for losses on accounts receivables	(27)	98
Amortization of debt discount	8	152
Changes in operating assets and liabilities:
Accounts receivable	(238)	(343)
Prepaid expenses and other	(96)	(61)
Accounts payable	322	174
Accounts payable-related party	-	15
Accrued liabilities	(23)	83
Net cash provided by operating activities	965	562

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(13)	(306)
Note receivable, related party	(25)	-
Purchase of VoIP License	(100)	(50)
Purchases of property & equipment	(25)	(145)
Net cash used in investing activities	(163)	(501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, related party	-	(106)
Payments on notes payable	(251)	(104)
Payments on advances from shareholders	-	(148)
Retirement of redeemable preferred stock series D&E	(250)	-
Acquisition of common stock	(10)	-
Proceeds from advances from shareholders	-	713
Proceeds from Notes payables	-	550
Proceeds from the exercise of stock options	-	16
Proceeds from the exercise of warrants	-	35
Principal payments on capital lease obligation	(3)	(3)
Net cash (used in) / provided by financing activities	(514)	953

INCREASE IN CASH	288	1,014
CASH AND CASH EQUIVALENTS, beginning of period	1,050	36

CASH AND CASH EQUIVALENTS, end of period	$1,338	$1,050

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$62	$77
Cash paid for income tax	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$136	$688
Issuance of common stock for accounts payable	-	58
Conversion of preferred stock to common stock	1	1,141
Preferred stock dividends	12	56
Reversal of previously recorded preferred stock dividend	(340)	(828)
Discount for beneficial conversion feature on convertible debt	-	144
Gain from the sale of Telefamilia	82	-
Acquisition of VoIP license, conversion of note receivable	150	-
Acquisition of fixed assets, conversion of accounts receivable	50	-
Note payable, settlement of redeemable preferred stock	450	-

See accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. ATSI Communications, Inc. was incorporated in Nevada on May 24, 2004. ATSI is an international telecommunications carrier that utilizes the Internet to provide economical international communication services to carriers and telephony resellers around the world. ATSI’s continuing operations consist of VoIP carrier services and network services. ATSI’s primary business consists of providing VoIP communication services to U.S. and foreign telecommunications companies that lack transmission facilities and require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America.

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

Revenue Recognition. ATSI derives revenue from two product offerings Carrier Services and Network Services. Revenue is recognized when persuasive evidence of an arrangement exists, service or network capacity has been provided, the price is fixed or determinable, collectibility is reasonably assured and there are no significant obligations remaining.

ATSI records and reports its revenue on the gross amount billed to its customers in accordance with the following indicators in EITF 99-19:

•	ATSI is the primary obligor in its arrangements,
•	ATSI has latitude in establishing pricing,
•	ATSI changes the product or performs part of the service and is involved in the determination of the product or service specifications,
•	ATSI has discretion in supplier selection and
•	ATSI assumes credit risk for the amount billed to the customer.

VoIP Service: ATSI provides VoIP communication services to U.S. and foreign telecommunications companies, who lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically these telecommunications companies offer their services to the public for domestic and international long distance services. Carrier service revenue is derived through transporting and terminating minutes of telecommunications traffic over ATSI’s owned or leased VoIP network (Voice over Internet Protocol). ATSI recognizes revenue in the period the service is provided, net of revenue reserves for potential billing credits. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call.

Network Services: ATSI provides private communication links and VoIP gateway services to multi-national and foreign carriers and enterprise customers who use a high volume of telecommunications services to communicate with their U.S. offices or businesses and need greater dependability than is currently available through the foreign telecommunication networks. These services include data, voice and fax transmission between multiple international offices and branches as well as Internet and collocation services in the United States. ATSI recognizes network services revenue during the period the service is provided. Currently Network services is less than 0.01% of total revenue.

Direct Cost of Revenue:

VoIP Services: Under carrier services, ATSI incurs termination charges. These charges are related to the fees that ATSI is charged by carriers/vendors for the termination of phone calls into their infrastructure and network to terminate traffic in Mexico, Asia, the Middle East and Latin America. The cost is based on a per minute rate and volume. ATSI also incurs installation charges from various carriers; this cost is passed on to customers for the connection to the VoIP network from ATSI’s carriers.

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

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2008 and 2007, ATSI’s allowance for doubtful accounts balance was approximately $60,000 and $98,000, respectively.

Investment in unconsolidated subsidiaries.

ATSI Comunicaciones S.A de C.V., (ATSICOM)

On May 22, 2003 ATSI sold 51% of its interest in ATSI Comunicaciones S.A de C.V., (ATSICOM) As of July 31, 2008, ATSI has a 49% interest in the profits and equity of ATSICOM, a Mexican corporation engaged in providing telecommunication services. During fiscal 2003, ATSI recorded the investment in the unconsolidated subsidiary in conformity with the equity method of accounting. During the year ended July 31, 2004, ATSI determined that the estimated future cash flows expected from the concession license were less than its carrying value. As a result ATSI recorded an impairment loss of approximately $702,000 to reduce the recorded value of the concession license to zero. Although there is no assurance of future value appreciation, from time to time ATSI will conduct a valuation of its investment in the concession license and record the determined value, if any, in its financial statements. As of July 31, 2008, nothing has come to management’s attention that would require ATSI to make any adjustment to its financial statement.

Fiesta Communications, Inc.

On May 1, 2008, ATSI agreed to sell all of the outstanding shares of Telefamilia Communications, Inc. to Fiesta Communications, Inc. for 975,000 shares of common stock in Fiesta Communications and $30,000 in cash to be paid in July 2008. As of July 31, 2008, ATSI has approximately 15% interest in the profits and equity of Fiesta Communications, Inc. During fiscal 2008, ATSI recorded the investment in the unconsolidated subsidiary in conformity with the equity method of accounting and as a result recognized a minority interest loss on the investment of $16,000.

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

Derivative financial instruments. ATSI does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. ATSI analyzes its convertible instruments and free-standing instruments such as warrants for derivative liability accounting according to Statement of Financial Accounting Standards No. 133 and Emerging Issues Task Force 00-19.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, ATSI uses the Black-Scholes option-pricing model to value the derivative instruments.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. There are no derivative instrument liabilities as of July 31, 2008 or 2007, respectively.

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

Stock-based compensation. ATSI records compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

Recently issued accounting pronouncements. ATSI does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on ATSI’s results of operations, financial position or cash flows.

NOTE 2 - ACCOUNTS RECEIVABLE

On December 12, 2007, ATSI entered into a $3,000,000 accounts receivable financing agreement with Wells Fargo Business Credit (“WFBC”), a division of Wells Fargo Bank, N.A. On March 26, 2008, WFBC increased the accounts receivable financing to $5,000,000. ATSI may offer to sell with recourse not less than $350,000 and no more than $5,000,000 of its accounts receivable to WFBC each month. WFBC pays to ATSI 85% of the aggregate amount of each account transferred under the Account Transfer Agreement. Once the account is collected by WFBC, it retains the amount originally paid for the account plus a daily factoring rate of 0.0349% for each day outstanding measured from the funding date and until the account is paid by ATSI’s customer. If an account is not paid within 90 days, ATSI must repurchase the account for the amount that it originally received for the account and pay the factor rate that has accrued prior to repurchase. The factoring agreement is for twelve months and ATSI can terminate this agreement upon 30 days written notice, subject to a $15,000 early termination fee. Under the receivable financing agreement with WFBC, ATSI is factoring approximately $875,000 of its monthly receivables. As of July 31, 2008, ATSI had approximately $18,000 of factored account receivables outstanding; ATSI will continue to factor its receivables on a monthly basis as services are rendered to its customers.

NOTE 3 – CERTIFICATES OF DEPOSIT

On February 23, 2007 ATSI purchased a $200,000 certificate of deposit, with a two year maturity and a 4.50% annual yield of return, from Wells Fargo Bank, with. The certificate of deposit is pledged as collateral on a $200,000 promissory note with Wells Fargo Bank.

On March 9, 2007 ATSI purchased a $100,000 certificate of deposit, with a two year maturity and a 4.75% annual yield of return, from Wells Fargo Bank. The certificate of deposit is pledged as collateral on a $100,000 promissory note with Wells Fargo Bank.

NOTE 4 – INTANGIBLE ASSETS

During fiscal 2008 ATSI loaned $150,000 to NetSapiens Inc. The note receivable had a maturity date of June 26, 2008 with interest at 8% per year. The note was secured by NetSapiens’ proprietary Starter Platform License and SNAPsolution modules. On June 26, 2008 ATSI converted the outstanding interest and principal balance into a perpetual NetSapiens’ License. The License provides ATSI with the ability to offer Hosted PBX (Private Branch eXchange), IP Centrex application, prepaid calling, call center, conferencing, messaging and other innovative telephony functionality necessary to offer standard and/or custom services to the Residential and Enterprise markets. The NetSapiens’ License will be amortized equally over a period of 10 years.

NOTE 5 - PROPERTY AND EQUIPMENT

Following is a summary of ATSI’s property and equipment at July 31, 2008 and 2007 (in thousands):

	Useful lives	2008	2007
Telecom equipment & software	1-5 years	$611	$499
Less: accumulated depreciation		(439)	(281)
Net-property and equipment		$172	$218

For the years ended July 31, 2008 and 2007, depreciation and amortization totaled approximately $160,000 and $99,000, respectively.

NOTE 6 – DEBT

At July 31, 2008 and 2007 outstanding debt consisted of the following:

	July 31,
	2008	2007
	(in thousands)
9% Convertible Subordinated Debenture, bering interest at 9.00% per annum maturing June 1, 2010, convertible into common stock annually at the higher of A) $0.27 per share or B) the average closing price of ATSI common stock for the 10 days immediately preceding the date of conversion, subject to a maximum number of 1,540,741 common shares issuable upon conversion, outstanding balance, net of unamortized discount of $5 and $8, respectively	$159	$234

Note payable to CCA Financial Services payable in monthly installments bering interest at 13.50% per annum, maturing December 31, 2008, collateralized by ATSI's equipment deposit of accounts and accounts receivables	101	207

Note payable to Alfonso Torres, payable upon maturity bearing interest of 6.00% per annum, maturing October 1, 2009.	460	500

Note payable to The Shaar Fund, payable in quarterly installments bearing interest of 7.50% per annum, maturing April 12, 2012.	416	-

Note payable to Wells Fargo bank payable in monthly installments bering interest at 7.00% per annum, maturing April 1, 2009, collateralized by ATSI's certificates of deposit	39	88

Note payable to Wells Fargo bank payable in monthly installments bering interest at 7.25% per annum, maturing July 25, 2010, collateralized by ATSI's certificates of deposit	138	200

Total outstanding long term debt	1,313	1,229
Current portion of long-term debt	(644)	(894)
Long-term debt, net of current portion	$669	$335

Payments on long-term debt of ATSI as of July 31, 2008 are due as follows:

(in thousands)
Fiscal 2009	$414
Fiscal 2010	899
Total payments	$1,313

ATSI analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that derivative accounting is not applicable for the new loans obtained during fiscal 2008 and 2007.

NOTE 7 - INCOME TAXES

At July 31, 2008, ATSI had a consolidated net operating loss carry-forward (“NOL”) of approximately $16,120,705 expiring ranging from 2009 through 2026. ATSI had no deferred tax asset resulting from its NOL. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382 of the Tax Reform Act of 1986.

ATSI conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and ATSI’s liquidity and equity positions. As of July 31, 2008, ATSI has determined that a valuation allowance is necessary for the entire amount of deferred tax assets.

Deferred tax assets are comprised of the following as of July 31, 2008 and 2007:

	2008	2007
Deferred tax assets	$5,642,000	$5,675,000
Valuation allowance	(5,642,000)	(5,675,000)
Total deferred tax asset, net	$-	$-

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases:

ATSI leases its office space with monthly payments of $4,085; the lease expires in November 2011. The annual rent expense under the operating lease was $45,442 and $49,419 for 2007 and 2008, respectively. The future minimum lease payments under the operating lease are as follows:

FY2009	48,199
FY2010	49,100
FY2011	49,250

NOTE 9 – EQUITY

Common Stock

During the year ended July 31, 2008 ATSI issued:

-	149,288 common shares valued at $30,820 to its placement agent and consultants for their services rendered.

-	1,299,398 common shares to its employees and directors for services rendered. ATSI recorded the fair value of $272,873 as the compensation expense in its statement of operations.

-	3,434 common shares to a Series H Preferred Stock stockholder for an conversion of the Series H Preferred Stock.

-	130,436 common shares to Alfonso Torres in lieu of $30,000 in accrued interest associated with the Alfonso Torres note payable.

-	391,348 common shares to the holders of the Convertible Debentures in lieu of a principal payment of $83,200 and $22,464 in accrued interest.

During the year ended July 31, 2007 ATSI issued:

-	495,062 shares of common stock valued at $128,920 for its placement agent fees and legal and consulting services rendered by various individuals.

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

Series D Preferred Stock

Series D Preferred Stock were issued in February 2000. The Series D Preferred Stock accrues cumulative dividends at the rate of 6% per annum payable quarterly. The Series D Preferred Stock and any accumulated, unpaid dividends may be converted into Common Stock for up to two years at the lesser of a) the market price on the day prior to closing or b) 83% of the five lowest closing bid prices on the ten days preceding conversion. The terms of ATSI’s Series D Preferred Stock allow for mandatory redemption by the holder upon certain conditions. The Series D Preferred Stock allows the holder to elect redemption upon the change of control of ATSI at 120% of the sum of $1,300 per share and accrued and unpaid dividends. Additionally, the holder may elect redemption at $1,270 per share plus accrued and unpaid dividends if ATSI refuses to honor conversion notice or if a third party challenges conversion. The Series D Preferred Stock holders are not entitled to vote.

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

Series E Preferred Stock

Series E Preferred Stock were issued in October 2000 with a stated value of $1,000 per share.. The Series E Preferred Stock contain certain conversion and redemption features which provide that (1) they may be converted into Common Stock for up to three years at the lesser of a) the market price - defined as the average of the closing bid price for the five lowest of the ten trading days prior to conversion or b) the fixed conversion price - defined as 120% of the lesser of the average closing bid price for the ten days prior to closing or the October 12, 2000 closing bid price and (2) allow for mandatory redemption by the holder upon certain conditions. The Series E Preferred Stock allows the holder to elect redemption at $1,250 per share plus 6% per annum if: 1) ATSI refuses conversion notice, 2) an effective registration statement was not obtained by prior to March 11, 2001, 3) bankruptcy proceedings are initiated against ATSI, 4) The Secretaría de Comunicaciones y Transportes of the SCT limits or terminates the scope of the concession or, 5) if ATSI fails to maintain a listing on NASDAQ, NYSE or AMEX. ATSI believes that the holders of the Series E Preferred Stock can no longer enforce the conversion or redemption features of the Preferred Stock instruments due to, among other things, the expiration of the applicable statute of limitations. Subsequent to July 31, 2007 the parties reached a confidential settlement agreement. Under the confidential settlement agreement the 1,170 shares of Series E Preferred Stock have been cancelled. The Series E Convertible Preferred Stock holders are not entitled to vote.

In August 2007, ATSI paid $175,000 to the Series E Preferred Stock stockholders and the 1,170 shares of Series E Preferred Stock have been cancelled.

NOTE 10 – STOCK-BASED COMPENSATION TO EMPLOYEES

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

The grants under the plan during the year ended July 31, 2008 were as follows:

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

The grants under the plan during the year ended July 31, 2008 as follows:

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

- 980,000 shares of unrestricted common stock to its employees and directors for services rendered

ATSI recognized $695,000 and $473,000 in stock based compensation expense to employees during fiscal 2008 and 2007, respectively.

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended July 31,
	2008	2007
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	75% - 105%	80%
Risk-free interest rate	3.15% - 4.65%	4.51%
Expected life of options	4 - 6 years	7 years

ATSI estimates its expected life of its options using the “simplified method” allowed for under SAB 108 which is the average between the contract term and the vesting period of the options.

A summary of the options as of July 31, 2008 and 2007 and the changes during the years ended July 31, 2008 and 2007 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
2005 Stock Compensation Plan	Options	exercise price	term (years)

Outstanding at July 31, 2006	4,354,000	$0.16	6

Granted	1,345,000	0.21	6
Forfeited	(100,000)	0.16	6

Outstanding at July 31, 2007	5,599,000	$0.17	6

Granted	2,715,000	0.22	6
Forfeited	(75,000)	0.21	6

Outstanding at July 31, 2008	8,239,000	0.19	6

Exercisable at July 31, 2008	4,905,666	$0.17	6

NOTE 11 –WARRANTS ISSUED FOR SERVICES

During the year ended July 31, 2008 ATSI granted 375,000 warrants for consulting services. The exercise price of the warrants was set at $.18 per warrant. ATSI recognized a non-cash warrant expense of $45,753 during the year ended July 31, 2008.

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 2008:

For the year Ended July 31,
2008
Expected dividend yield	0.00%
Expected stock price volatility	105%
Risk-free interest rate	3.62%
Contractual life of warrants	7 years

A summary of the warrants as of July 31, 2008 and 2007 and the changes during the years ended July 31, 2008 and 2007 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2006	150,000	$0.23	3
Granted	-	-	-
Exercised	(150,000)	0.23	3
Forfeited	-	-	-
Outstanding at July 31, 2007	-	$-	-
Granted	375,000	0.18	4
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at July 31, 2008	375,000	$0.18	4

Exercisable at July 31, 2008	375,000	$0.18	4

NOTE 12 – SHARE REPURCHASE PROGRAM

On April 16, 2008, ATSI’s Board of Directors approved a share buyback plan allowing ATSI to purchase up to $1 million of its common stock. The shares will be bought through the open market through December 31, 2008 based on price and market conditions. As of July 31, 2008, ATSI has repurchased 44,002 of its common stock at an average purchase price of $0.22.

NOTE 13 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan. The board of directors approved the plan on September 15, 2006. Under the plan our employees qualified to participate in the plan after one year of employment. Contribution under the plan is based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding. During fiscal 2008 and 2007, the Company contributed under the plan $194,000 and $99,000, respectively.

NOTE 14 – EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share have been computed based upon the weighted average common shares outstanding. Diluted earnings per share give effect to outstanding convertible preferred shares, warrants and stock options, unless their effect is anti-dilutive. Earnings (loss) per common share have been computed as follows:

	Year ended July 31,
	2008	2007
	(In thousands, except share information)
Net income (loss) to be used to compute income
(loss) per share:
Net income (loss)	$112	$(257)
Less preferred dividends	328	772

Net income attributable to common
Shareholders	440	515

Weighted average number of shares:
Weighted average common shares outstanding - basic	39,143,748	27,908,044
Effect of warrants and options	53,571	141,695

Weighted average common shares outstanding assuming dilution	39,197,319	28,049,739

Basic income per common share	$0.01	$0.02

Diluted income per common share	$0.01	$0.02

NOTE 15 – SALE OF TELEFAMILIA

On May 1, 2008, ATSI sold all of the outstanding shares of Telefamilia Communications, Inc. to Fiesta Communications, Inc. for 975,000 shares of common stock in Fiesta Communications and $30,000 in cash to be paid through a promissory note in July 2008. The shares of Fiesta were determined to have very minimal value due to the Company is still in the development stage and the shares has no fair market value. Additionally, Fiesta Communications issued a three-year promissory note in the amount of $52,984 for the services rendered by ATSI under the joint management agreement dated January 1, 2006. The three-year promissory note will be paid quarterly starting July 31, 2008 and has a maturity date of May 1, 2010 and an annual interest rate of 8%. The note is secured by all assets of the new combined entity of Fiesta.

The following table presents the allocation of the selling price of Telefamilia for the assets sold and liabilities transferred, based on their fair values:

Promissory notes from Fiesta/Telefamilia	$82,984
Note payable from Fiesta	15,000
Total purchase price	97,984

Assets sold	(67,165)
Liabilities transferred	50,728

Gain on sale of Telefamilia	$81,547

As of August 1, 2008, ATSI and Fiesta agreed to extend the maturity date on the $30,000 promissory note to October 31, 2008; all other terms remained the same. Also on August 1, 2008, Fiesta entered into a note payable with ATSI for $25,000, with a maturity date of October 31, 2008 and an interest rate of 8%.

With the 975,000 shares obtained from Fiesta, ATSI owns approximately 15% of Fiesta. Since ATSI’s CEO and President, Arthur L Smith, is also a 16% stockholder of Fiesta, ATSI and its CEO and President have significant influence of Fiesta and the investment in Fiesta is accounted for by ATSI under Equity Method. ATSI has evaluated its relationship with Fiesta and determined that Fiesta is a variable interest entity under FIN 46(R) and also concluded that ATSI has no control of Fiesta and is not the primary beneficiary as defined by FIN 46(R). Based on these findings, ATSI is not required to consolidate Fiesta.

For the year ended July 31, 2008, ATSI recognized $16,000 loss from its equity investment in Fiesta and as of July 31, 2008, the balance of the investment in Fiesta was netted with the notes receivable from Fiesta to be $25,000.

NOTE 16 – SUBSEQUENT EVENTS

On September 26, 2008, ATSI borrowed $850,000 under several notes payable. These notes bear annual interest of 10%, and provide for twenty-four monthly payments of principal and interest. These notes are secured by 1) Accounts receivables other than accounts sold under the receivable financing agreement with Wells Fargo Business Credit (“WFBC”), a division of Wells Fargo Bank, N.A.; 2) $100,000 certificate of deposit, and 3) ATSI’s ownership interest in ATSICOM. Additionally, ATSI entered into a twenty-four month consulting / advisory agreement with Texas Ventures, under the agreement ATSI will pay an annual fee of 1.5%, based on the total outstanding principal balance due to the holders of the $850,000 promissory notes. ATSI has the option of paying off the total outstanding principal balance at any time without any penalties.

In addition, ATSI issued 425,000 warrants to the note holders. The exercise price of the warrants was set at $0.19 per warrant.

The warrants have the following “Put” and “Call” rights:

Put right. From and after the second anniversary of the notes payable, the holder shall have the right to “Put” to ATSI, upon five (5) Business days prior notice at a put price of $.39 per warrant.

Call right. At any time any warrants are outstanding, if the last sale price of ATSI’s common stock is greater than $.80 per share for ten (10) consecutive trading days, ATSI shall be entitled to require the purchaser to exercise the warrants and pay the exercise price therefore upon five (5) business days written notice.

The fair value of the warrant granted to the Note holders was estimated to be $70,760 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	126%
Risk-free interest rate	3.37%
Contractual life of warrants	7 years

ATSI analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that the warrants did not meet the definition of equity under SFAS 133 and EITF 00-19, due to the put right. ATSI estimated the fair market value of the put to be the difference between the potential cash settlement price per share and the exercise price, or approximately $85,000 which is the maximum amount of potential cash settlement by ATSI. Because the maximum cash settlement was greater than the fair value of the warrants, ATSI recorded the maximum cash settlement of $85,000 as a liability.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as amended). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, we used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of July 31, 2008.

We have made no changes in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Business Experience

The following table contains the name, age of our directors and executive officers.

Name	Age	Position Held
Arthur L. Smith	43	President, Chief Executive Officer and Director
Ruben R. Caraveo	40	Sr. Vice President, Operations and Technology
Antonio Estrada Jr.	34	Sr. Vice President, Treasurer & Corporate Controller
John R. Fleming	54	Director, Interim Executive Chairman of the Board
Murray R. Nye	54	Director

Arthur L. Smith has served as our Chief Executive Officer and Director since May 2003. Mr. Smith also served as the President of ATSI de Mexico S.A de C.V. from August 2002 to April 2003, as our Chief Executive Officer and a Director from June 1996 to July 2002 and as our President since our formation in June 1996 to July 1998. Mr. Smith also served as President, Chief Operating Officer and a director of ATSI-Canada since its formation in May 1994. From December 1993 until May 1994, Mr. Smith served in the same positions with Latcomm International Inc., which amalgamated with Willingdon Resources Ltd. to form ATSI-Canada in May 1994. From June 1989 to December 1993, Mr. Smith was employed as director of international sales by GeoComm Partners, a satellite-based telecommunications company located in San Antonio, providing telecommunications services to Latin America. Mr. Smith has over 19 years’ experience in the telecommunications industry.

Ruben R. Caraveo has served as our Sr. Vice President of Operations and Technology since August 2006, and is also the President for our wholly-owned subsidiary Digerati Networks, Inc.  Mr. Caraveo also served as Vice President of Sales and Operations from May 2003 to July 2006.  Prior to joining ATSI, Mr. Caraveo served as Vice President of Operations and Engineering at Vycera Communications where he was responsible for overseeing all daily operations, including Network Operations, Engineering, Marketing, and the Network Trouble Reporting and Resolution departments. His prior experience also includes positions with Worldtel Interactive, Frontier, and WorldCom. Mr. Caraveo has more than 19 years’ telecommunications industry experience, specializing in the areas of Carrier Sales, Network Operations, Engineering, Data and Systems Analysis, Product Marketing, and Systems Development. Mr. Caraveo attended California State University, Northridge, School of Engineering.

Antonio Estrada Jr. has served as our Sr. Vice President of Finance since August 2007. From May 2003 to July 2007, Mr. Estrada served as the Corporate Controller. From January 2002 through January 2003, Mr. Estrada served as our Director of International Accounting and Treasurer. From January 2001 to January 2002, Mr. Estrada served in various roles within ATSI, including International Accounting Manager and General Accountant. Prior to joining ATSI in 1999 he served as a Senior Accountant for the Epilepsy Association of San Antonio and South Texas. Mr. Estrada has more than 10 years’ experience in the telecommunications industry, financial reporting, treasury management, internal audit, SOX compliance, and accounting. Mr. Estrada graduated from the University of Texas at San Antonio, with a Bachelors of Business Administration, with a concentration in Accounting.

John R. Fleming has served as our Non-executive Chairman of the Board since August 2002 and as one of our Directors since January 2001. Mr. Fleming is the principal and founder of Vision Corporation, an early-stage investment company that focuses on communications technologies, service and hardware.  Mr. Fleming also owns Secure Media Solutions, Inc., which specializes in digital medium transfer technologies for both the film and television industries.  Prior to forming Vision Corporation, Mr. Fleming served as President, International of IXC Communications, Inc. from April 1998 to December 1999. Immediately prior to that he served as IXC’s President of Emerging Markets from December 1997, as Executive Vice President of IXC from March 1996 through November 1997 and as Senior Vice President of IXC from October 1994 through March 1996. He served as Vice President of Sales and Marketing of IXC from its formation in July 1992 until October 1994. Prior to that, Mr. Fleming served as Director of Business Development and Director of Carrier Sales of CTI from 1986 to March 1990 and as Vice President of Marketing and Sales of CTI from March 1990 to July 1992. Mr. Fleming was a Branch Manager for Satellite Business Systems from 1983 to 1986.

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

There are no family relationships between or among our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities we issued. Each such person is required to provide us with copies of the reports filed. Based on a review of the copies of such forms furnished to us and other information, we believe that, during the fiscal year ended July 31, 2008, none of our officers, directors or owners of 10% of any class of our securities failed to report transactions in our securities or reported transactions in our securities late.

Name and Position	Number of Transactions Not Reported	Number of Reports Filed Late	Number of Transactions Reported Late

Ruben R. Caraveo, Sr. Vice President of Operations and Technology	0	12	15

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

Nominating Committee and Nomination of Directors

We do not have a formal nominating committee because the size of our board of directors is too small to establish separate standing committees. Our directors perform the function of a nominating committee.

The directors consider director candidates recommended by other members of the board of directors, by executive officers and by one or more substantial, long-term stockholders. In addition, the board of directors may seek candidates through a third person recruiter. Generally, stockholders who individually or as a group have held 5% of our shares for over one year will be considered substantial, long-term stockholders. In considering candidates, the directors take into consideration the needs of the board of directors and the qualifications of the candidate. The board of directors has not established a set of criteria or minimum qualifications for candidacy and each candidate is considered based on the demonstrated competence and knowledge of the individual. To have a candidate considered by the directors, a stockholder must submit the recommendation in writing and must include the following information:

•	The name of the stockholder and evidence of ownership of our shares, including the number of shares owned and the length of time of ownership; and

•	The name of the candidate, the candidate’s resume or a listing of her or his qualifications to be one of our directors and the person’s consent to be named as a director if nominated by the directors.

The stockholder’s recommendation and information described above must be sent to us at 3201 Cherry Ridge, Building C, Suite 300, San Antonio, TX 78230 and, if the nominee is to be elected at a meeting of the stockholders, must be received by the Chief Executive Officer at least 180 days prior to the anniversary date of our most recent annual meeting of stockholders.

Audit Committee and Audit Committee Financial Expert

We do not have an audit or other board committee performing equivalent functions. Our board of directors performs all functions of the audit committee. We do not have an audit committee financial expert because none of our current directors have the necessary training or experience to qualify as a financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

 Our compensation programs are designed to meet the following objectives:

•
Offer compensation opportunities that attract highly qualified executives, reward outstanding initiative and achievement, and retain the leadership and skills necessary to build long-term stockholder value;

•	Emphasize pay-for-performance by maintaining a portion of executives’ total compensation at risk, tied to both our annual and long-term financial performance and the creation of stockholder value; and

•	Further our short and long-term strategic goals and values by aligning executive officer compensation with business objectives and individual performance.

Our board of directors believes that an executive’s compensation should be tied to the performance of the individual and the performance of the complete executive team against both financial and non-financial goals, some of which are subjective and within the discretion of the board of directors.

 Our executive compensation program is intended to be simple and clear, and consists of the following elements (depending on individual performance):

•	Base salary;
•	Annual performance-based cash bonus;
•	Long-term incentives in the form of stock options; and
•	Benefits that are offered to executives on the same basis as our non-executive employees.

Role of Management in Determining Compensation Decisions

At the request of our board of directors, our management makes recommendations to our board of directors relating to executive compensation program design, specific compensation amounts, bonus targets, incentive plan structure and other executive compensation related matters for each of our executive officers, including our Chief Executive Officer. Our board of directors maintains decision-making authority with respect to these executive compensation matters.

Our board of directors reviews the recommendations of our management with respect to total executive compensation and each element of compensation when making pay decisions. In allocating compensation among compensation elements, we emphasize incentive, not fixed compensation to ensure that executives only receive superior pay for superior results. We equally value short- and long-term compensation because both short- and long-term results are critical to our success. In addition, our compensation program includes various benefits provided to all employees, including life insurance, health insurance and other customary benefits. The objectives and details of why each element of compensation is paid are described below.

Base Salary. Our objective for paying base salaries to executives is to reward them for performing the core responsibilities of their positions and to provide a level of security with respect to a portion of their compensation. We consider a number of factors when setting base salaries for executives, including:

•	Existing salary levels;
•	Competitive pay practices;
•	Individual and corporate performance; and
•	Internal equity among our executives, taking into consideration their relative contributions to our success.

Annual Incentive Awards. Our objective for offering annual cash bonus awards to our named executive officers is to motivate them to achieve our annual financial goals, while taking into account their individual goals and responsibilities. Our board of directors implemented our 2008 executive officer bonus plan, effective as of the first quarter of fiscal 2008 pursuant to which our named executive officers became eligible to receive cash bonus awards calculated and paid on a quarterly basis. The amounts payable under our 2008 executive officer bonus plan were to be calculated based on our revenue, margin, cash balance and net income for 2008 against the 2008 financial plan approved by our board of directors.

Under our 2008 executive officer bonus plan, we assigned a specific bonus target to each executive for performance in 2008. Our board of directors designed these bonus targets to allow for additional compensation in the event we meet our targets set fort under the financial plan approved by our board of directors. Cash bonus targets were determined based on individual responsibility levels and performance expectations and would be payable in a proportionate amount representing the percentage of our targeted corporate net income goal pursuant to our 2008 financial plan. After discussion and deliberation, our board of directors ultimately approved our management’s recommendations as detailed below:

Name	Title	Bonus
Arthur L. Smith	President, Chief Executive Officer and Director	$75,000
Ruben R. Caraveo	Sr. Vice President, Operations and Technology	$67,500
Antonio Estrada Jr.	Sr. Vice President & Corporate Controller	$55,000

Payouts under our 2008 executive officer bonus plan are dependent on our achievement towards our revenue; margin, cash balance and net income goal such that 100% of the bonus target amounts would be paid upon achievement of 100% of the net income goal. Above and below target performance methodologies were also established. Cash bonuses for 2008 exceeded the amount set forth above because we exceeded all targets established by the board of directors. Similar to the 2008 executive officer bonus plan, our 2009 executive compensation plan and performance targets under the 2009 financial plan are dependent on our achievement of revenue; margin, cash balance and net income goals.

We consider the specific performance goals established in the 2008 and 2009 financial plan to be our confidential information, the disclosure of which would cause us to experience financial harm. We believe that tying annual bonus payments for each of our named executive officers to the achievement of challenging revenue, margin, cash balance and net income goals best aligns the interest of our executives with the interests of our stockholders and promotes a unity of purpose among our key business leaders. Regardless of our actual financial performance under our 2008 financial plan, our board of directors retained the discretion to adjust bonuses payable under our 2008 executive officer bonus plan up or down as it deemed appropriate.

Long-term Incentive Awards.  We award long-term incentive compensation to focus our executives on our long-term growth and stockholder return, as well as to encourage our executives to remain with us for the long-term. Long-term incentive awards are primarily in the form of grants of stock options and/or stock award pursuant to our 2005 Stock Compensation Plan (the “Plan”). We selected this form because of the favorable accounting and tax treatment and the expectation of key employees in our industry that they would receive stock options and/or stock grants. We do not have pre-established target award amounts for long-term incentive grants. In determining long-term incentive awards for the named executive officers, our board of directors relies on recommendations from our Chief Executive Officer, who considers the individual performance of the executives, the relation of the award to base salary and annual incentive compensation, and associated accounting expense The terms of and amount of awards are made by our board of directors in accordance with the Plan.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus(1) ($)		Stock Awards ($)			Option Awards ($)			All Other Compensation ($)			Total ($)

Arthur L. Smith CEO & President	2008 2007	$ $	150,000 150,000	$ $	90,392 42,187	$ $	7,012 47,250	(2) (2)	$ $	94,500 63,000	(2) (2)	$ $	50,738 22,154	(3) (3)	$ $	392,642 324,591

Ruben R. Caraveo Senior Vice President of Operations and Technology	2008 2007	$ $	135,000 130,000	$ $	127,371 48,750	$ $	-0- 36,750	(2)	$ $	78,750 52,500	(2) (2)	$ $	47,327 19,904	(3) (3)	$ $	388,448 287,904

Antonio Estrada Jr. Senior Vice President of Finance & Corporate Controller	2008 2007	$ $	110,000 90,000	$ $	101,126 28,686	$ $	15,226 36,750	(2) (2)	$ $	78,750 52,500	(2) (2)	$ $	32,102 15,216	(3) (3)	$ $	337,204 223,152

(1)	Bonus amounts are based on the bonus payments for the 2008 fiscal year
(2)	A description of the assumptions made in valuation of options granted can be found in Note 9 to the Financial Statements, which is deemed to be a part of this Item.
(3)	All other compensation consists of contributions by the Company into the Non-Standardized Profit Sharing Plan.

Equity-based Compensation Plans

Our board of directors adopted the 2005 Stock Compensation Plan (the “Plan”). Under the Plan the board of directors may grant up to 17,500,000 shares of our common stock to our officers, directors, employees and consultants. Grants may be in the form of incentive stock options, non-statutory stock options, restricted stock awards, and/or unrestricted stock awards. The number and terms of each award is determined by the board of directors, subject to the limitation that the exercise price of any option may not be less than the fair market value of the common stock on the date of grant. The board of directors has not retroactively granted or repriced options under the Plan. The following tables set forth information about the number of grants made during fiscal 2008 and 2007 and the number of outstanding stock options held by each of our named executive officers as of July 31, 2008.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards

Arthur L. Smith	9/25/2006	225,000	300,000	$0.21	$288,000
	8/14/2007	275,000	450,000	$0.21	$369,500

Ruben R. Caraveo	9/25/2006	175,000	250,000	$0.21	$227,500
	8/14/2007	225,369	375,000	$0.21	$304,119

Antonio Estrada, Jr.	9/25/2006	175,000	250,000	$0.21	$227,500
	8/14/2007	225,369	375,000	$0.21	$304,119

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Arthur L. Smith	420,000	-	$0.16	9/29/2015	-	-
	350,000	175,000	$0.16	10/3/2015	-	-
	200,000	100,000	$0.21	9/25/2016	-	-
	150,000	300,000	$0.21	8/15/2017	-	-
Ruben R. Caraveo	375,000	-	$0.16	9/29/2015	-	-
	316,666	158,334	$0.16	10/3/2015	-	-
	166,666	83,334	$0.21	9/25/2016	-	-
	125,000	250,000	$0.21	8/15/2017	-	-
Antonio Estrada Jr.	347,000	-	$0.16	9/29/2015	-	-
	316,666	158,334	$0.16	10/3/2015	-	-
	166,666	83,334	$0.21	9/25/2016	-	-
	125,000	250,000	$0.21	8/15/2017	-	-

Non-Standardized Profit Sharing Plan

We currently provide a Non-Standardized Profit Sharing Plan. The board of directors approved the plan on September 15, 2006. Under the plan our employees qualified to participate in the plan after one year of employment. Contribution under the plan by the Company is based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding. The following table contains certain information relating to the benefits accrued under the Non-Standardized Profit Sharing Plan for the named executive officers.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contribution in Last FY ($)	Registrant Contribution in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)(2)

Arthur L. Smith		$50,738			$22,154
Ruben R. Caraveo		$47,327			$19,904
Antonio Estrada, Jr.		$32,102			$15,216

(1)	All amounts reported in this column are included as Other Compensation for fiscal 2008 in the Summary Compensation Table.
(2)	All amounts reported in this column are included as Other Compensation for fiscal 2007 in the Summary Compensation Table.

Compensation of Directors

The following table sets forth information relating to compensation of directors who are not also named executive officers during the year ended July 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John R. Fleming		$36,750	(1)	$52,500	(1)			$89,250
Murray R. Nye		$36,750	(2)	$52,500(2	(2)			$89,250

(1)
As of July 31, 2008, Mr. Fleming had options to purchase an aggregate of 1,075,000 shares of common stock and 175,000 shares of common stock issued pursuant to Stock awards. A description of the assumptions made in valuation of options granted can be found in Note 10 to the Financial Statements, which is deemed to be a part of this Item.

(2)
As of July 31, 2008, Mr. Nye had options to purchase an aggregate of 1,075,000 shares of common stock and 175,000 shares of common stock issued pursuant to Stock awards. A description of the assumptions made in valuation of options granted can be found in Note 2 to the Financial Statements, which is deemed to be a part of this Item.

Each Director that is not an officer of the Company receives $2,000 for each meeting of the Board attended in person and $500 for each meeting attended by telephone. In addition to the foregoing, each Director is reimbursed the reasonable out-of-pocket expenses in connection with their travel to an attendance at meetings of the board of directors.

Compensation Committee Interlocks and Insider Participation

Mr. Arthur L. Smith is presently our Chief Executive Officer and serves on our board of directors. In addition, we entered into a transaction with Fiesta Communications, Inc., in which Mr. Smith owns 16% of the outstanding equity interests, in which we transferred all of the issued and outstanding shares of Telefamilia Communications, Inc. to Fiesta Communications, Inc. for a $30,000 secured promissory note and 975,000 shares of common stock of Fiesta. The transaction is discussed in more detail under Item 13 below. Except for Mr. Smith, none of our directors are or have been an officer or employee of the Company or had any relationship with that required disclosure in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding securities authorized to be issued under equity compensation plans is set forth under Item 5 of this Annual Report on Form 10-K.

The following table lists the beneficial ownership of shares of our Common Stock (i) each person know to the Company to own more than 5% of the outstanding voting securities issued by the Company, (ii) each director and nominee, (iii) the named executive officers, and (iv) all directors and officers as a group. Information with respect to officers, directors and their families as of July 31, 2008 and is based on the books and records of the Company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the Company’s principal executive office and all securities are beneficially owned solely by the person indicated.

NAME OF	COMMON		% OF	TOTAL VOTING
INDIVIDUAL OR GROUP	STOCK		CLASS (1)	INTEREST

INDIVIDUAL OFFICERS, DIRECTORS AND NOMINEES

Arthur L. Smith	2,690,152	(2)	5.9%	2,690,152	(2)
President, Chief Executive Officer
Director

Ruben R. Caraveo	1,880,148	(3)	4.1%	1,880,148	(3)
Sr. Vice President of Operations and Technology

Antonio Estrada Jr.	1,894,827	(4)	4.1%	1,894,827	(4)
Sr. VP of Finance & Corporate Controller

John R. Fleming	1,641,757	(5)	3.6%	1,641,757	(5)
Director

Murray R. Nye	1,641,757	(6)	3.6%	1,641,757	(6)
Director

ALL OFFICERS AND
DIRECTORS AS A GROUP	9,748,641	(7)	21.3%	9,748,641	(7)

(1)
Based upon 45,750,739 shares of common stock outstanding as of July 31, 2008. Any shares represented by options exercisable within 60 days after July 31, 2008 are treated as being outstanding for the purpose of computing the percentage of the class for such person but not otherwise.

(2)	Includes 1,120,000 shares subject to options exercisable at July 31, 2008.
(3)	Includes 983,333 shares subject to options exercisable at July 31, 2008.
(4)	Includes 955,333 shares subject to options exercisable at July 31, 2008.
(5)	Includes 725,000 shares subject to options exercisable at July 31, 2008.
(6)	Includes 725,000 shares subject to options exercisable at July 31, 2008.
(7)	Includes 4,508,666 shares subject to options exercisable at July 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On May 1, 2008, ATSI sold all of the outstanding shares of Telefamilia Communications, Inc. to Fiesta Communications, Inc. for 975,000 shares of common stock in Fiesta Communications and $30,000 in cash to be paid in July 2008. As of August 1, 2008, ATSI and Fiesta agreed to extend the maturity date on the $30,000 promissory note to October 31, 2008; all other terms remained the same. Additionally, Fiesta Communications issued a three-year promissory note in the amount of $52,984 for the services rendered by ATSI under the joint management agreement dated January 1, 2006. The three-year promissory note will be paid quarterly starting July 31, 2008 and has a maturity date of May 1, 2010 and an annual interest rate of 8%. The note is secured by all assets of the new combined entity of Fiesta. Also, on August 1, 2008 Fiesta entered into a note payable with ATSI for $25,000, with a maturity date of October 31, 2008 and an interest rate of 8%. ATSI’s CEO and President, Arthur L Smith, is a 16% stockholder of Fiesta.

Except as set forth above, we have not engaged in any transactions in which a member of the board of directors had an interest. Our board of directors has determined that the directors other than Mr. Smith are independent as that term is defined in New York Stock Exchange Rule 303A.02.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid to Malone & Bailey, PC for audit services rendered in connection with the audits and reviews of ATSI’s consolidated financial statements and reports for the years ended July 31, 2008 and 2007.

	Year Ended July 31,
Description of Fees	2008	2007

Audit Fees	$68,000	$57,640

Tax fees	-0-	-0-

The board of directors has instructed Malone and Bailey, PC that any fees for non-audit services must be approved before being incurred. All such fees incurred in fiscal 2008 were approved by the board of directors before they were incurred.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

4.3	Convertible Debenture Agreement (Exhibit 4.18 to Annual Report on Form 10-KSB for the year ended July 31, 2006 filed October 30, 2006)

4.4	Promissory note payable to Alfonso Torres dated October 1, 2007 in the principal amount of $459,170. (Exhibit 10.4 to Form 10-QSB for the period ended October 31, 2006 filed December 1 4, 2007)

4.5	Promissory note payable to The Shaar Fund dated December 10, 2007 in the principal amount of $460,000. (Exhibit 10.2 to Form 10-QSB for the period ended October 31, 2006 filed December 1 4, 2007)

4.6	Promissory Notes payable to several holders dated September 26, 2008 in the principal amount of $850,000.*

10.1	Interconnection Agreement TELMEX and ATSICOM (English summary) (Exhibit 10.26 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

10.2	Interconnection Agreement TELMEX and ATSICOM (English Translation) (Exhibit 10.27 to Amended Annual Report on Form 10-K/A for the year ended July 31, 2003 filed March 2, 2004)

10.3	Settlement Agreement dated December 10, 2007 between ATSI Communications, Inc. and The Shaar Fund, Inc. (Exhibit 10.3 to Form 10-QSB for the period ended October 31, 2006 filed December 1 4, 2007)

10.4
Confidential Settlement Agreement dated August 27, 2007 between ATSI Communications, Inc. and RGC International Investors, LDC. (Exhibit 10.7 to Annual Report on Form 10-KSB for the period ended July 31, 2007 filed October 17, 2007)

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

ATSI COMMUNICATIONS, INC.

Date: October 29, 2008	By:	/s/ Arthur L. Smith
Arthur L. Smith
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer and Director	October 29, 2008
Arthur L. Smith
/s/ Antonio Estrada Jr.	Principal Accounting Officer	October 29, 2008
Antonio Estrada Jr.	Principal Finance Officer

/s/ John R. Fleming	Director	October 29, 2008
John R. Fleming

/s/ Murray R. Nye	Director	October 29, 2008
Murray R. Nye

EXHIBIT INDEX

4.6	Promissory Notes payable to several holders dated September 26, 2008 in the principal amount of $850,000.*

31.3	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.4	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

33.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.3	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *