Form 10-Q
period 2008-10-31
ATSI COMMUNICATIONS INC/DE
filed 2008-12-15
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

Commission File Number 001-15687

ATSI COMMUNICATIONS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	74-2849995
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3201 Cherry Ridge
Building C, Suite 300
San Antonio, Texas 78230
(Address of Principal Executive Offices)

(210) 614-7240
(Issuer’s Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject  to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filler”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filet ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the issuer was $3,992,045 based on the closing price of $0.10 per share on December 12, 2008 as reported on the over-the-counter bulletin board.

There were 39,920,457 shares of issuer’s Common Stock outstanding as of December 12, 2008.

ATSI COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2008

INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	October 31,	July 31,
	2008	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,966	$1,338
Accounts receivable, net of allowance for bad debt of $40 and $60, respectively	564	1,082
Note receivable, related party	82	25
Prepaid & other current assets	201	124
Total current assets	2,813	2,569

LONG-TERM ASSETS:
Certificates of deposit	321	319
Intangible Assets	145	149

PROPERTY AND EQUIPMENT	674	611
Less - accumulated depreciation	(478)	(439)
Net property and equipment	196	172

Total assets	$3,475	$3,209

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$839	$1,361
Wells Fargo factoring collateral	41	18
Accrued liabilities	102	116
Current portion of obligation under capital leases	3	3
Notes payable	788	566
Convertible debentures, net of unamortized discount of $0 and $5, respectively	-	78
Total current liabilities	1,773	2,142

LONG-TERM LIABILITIES:
Notes payable	1,013	588
Derivative liability	85	-
Convertible debentures, net of unamortized discount of $0 and $3, respectively	-	81
Obligation under capital leases, less current portion	-	1
Other	13	3
Total long-term liabilities	1,111	673

Total liabilities	2,884	2,815

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 150,000,000 shares authorized, 39,920,457 and 39,550,415 shares
issued and outstanding, respectively	40	39
Additional paid in capital	72,936	72,747
Accumulated deficit	(72,386)	(72,393)
Other comprehensive income	1	1
Total stockholders' equity	591	394
Total liabilities and stockholders' equity	$3,475	$3,209

Unaudited, see accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended October 31,
	2008	2007
OPERATING REVENUES:
VoIP services	$7,136	$9,427

Total operating revenues	7,136	9,427

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	6,566	8,785
Selling, general and administrative expense (exclusive of legal and professional fees)	533	823
Legal and professional fees	67	89
Bad debt expense (recovery)	(20)	-
Depreciation and amortization expense	43	40
Total operating expenses	7,189	9,737

OPERATING LOSS	(53)	(310)

OTHER INCOME (EXPENSE):
Gain on early extinguishment of debt	108	41
Investment loss	(14)	-
Interest income (expense)	(34)	(24)
Total other income (expense), net	60	17

NET INCOME (LOSS)	7	(293)

LESS: PREFERRED DIVIDEND	-	(12)
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	-	340

NET INCOME TO COMMON STOCKHOLDERS	$7	$35

BASIC INCOME PER SHARE TO COMMON STOCKHOLDERS	$0.00	$0.00
DILUTED INCOME PER SHARE TO COMMON STOCKHOLDERS	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	39,677,598	38,792,388
DILUTED COMMON SHARES OUTSTANDING	40,265,098	38,796,275

Unaudited, see accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

			Additional
	Common		Paid-in	Accumulated	Other Comp.
	Shares	Par	Capital	Deficit	Income/Loss	Totals
BALANCE, July 31, 2008	39,550,415	39	$72,747	$(72,393)	$1	$394
Repurchase of common shares	(267,681)	(0)	$(44)			(44)
Stock option expense			62			62
Shares issued for conversion of notes payable	637,723	1	171			172
Net income				7		7
BALANCE, October 31, 2008	39,920,457	40	$72,936	$(72,386)	$1	$591

Unaudited, see accompanying summary of accounting policies and notes to the consolidated financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Three months ended October 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$7	$(293)
Adjustments to reconcile net loss to cash used in operating activities:
Investment loss	14	-
Gain on early extinguishment of debt	(108)	(41)
Depreciation and amortization	43	40
Issuance of stock grants and options, employees for services	62	440
Issuance of common stock and warrants for services	-	15
Provisions (recovery) for losses on accounts receivables	(20)	-
Amortization of debt discount	8	2
Amortization of derivative financial instrument	3	-
Settlement litigation with RoseGlen	-	(175)
Changes in operating assets and liabilities:
Accounts receivable	538	(113)
Prepaid expenses and other	(77)	(13)
Accounts payable	(832)	(106)
Wells Fargo Factoring Collateral	23	-
Accrued liabilities	28	(140)
Net cash used by operating activities	(311)	(384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(3)	(4)
Note receivable, related party	(70)	-
Purchase of VoIP License	-	(100)
Purchases of property & equipment	(62)	(1)
Net cash used in investing activities	(135)	(105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(156)	(47)
Acquisition of common stock	(44)	-
Proceeds from Notes payables	1,275	-
Principal payments on capital lease obligation	(1)	(1)
Net cash provided / (used in) financing activities	1,074	(48)

INCREASE IN CASH	628	(537)
CASH AND CASH EQUIVALENTS, beginning of period	1,338	1,050

CASH AND CASH EQUIVALENTS, end of period	$1,966	$513

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$20	$13
Cash paid for income tax	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$172	$30
Conversion of preferred stock to common stock	-	1
Preferred stock dividends	-	12
Reversal of previously recorded preferred stock dividend	-	(340)

Unaudited, see accompanying summary of accounting policies and notes to financial statements.

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.  In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2008, as reported in Form 10-K filed on October 29, 2008, have been omitted.

NOTE 2 - ACCOUNTS RECEIVABLE

On December 12, 2007, ATSI entered into a $3,000,000 accounts receivable financing agreement with Wells Fargo Business Credit (“WFBC”), a division of Wells Fargo Bank, N.A. On March 26, 2008, WFBC increased the accounts receivable financing to $5,000,000. ATSI may offer to sell with recourse not less than $350,000 and no more than $5,000,000 of its accounts receivable to WFBC each month. WFBC pays to ATSI 85% of the aggregate amount of each account transferred under the Account Transfer Agreement. Once the account is collected by WFBC, it retains the amount originally paid for the account plus a daily factoring rate of 0.0349% for each day outstanding measured from the funding date and until the account is paid by ATSI’s customer.  If an account is not paid within 90 days, ATSI must repurchase the account for the amount that it originally received for the account and pay the factor rate that has accrued prior to repurchase.  The factoring agreement is for twelve months and ATSI can terminate this agreement upon 30 days written notice, subject to a $15,000 early termination fee.  Under the receivable financing agreement with WFBC, ATSI is factoring approximately $200,000 of its monthly receivables.  As of October 31, 2008, ATSI had approximately $41,000 of factored account receivables outstanding; ATSI will continue to factor its receivables on a monthly basis as services are rendered to its customers.

NOTE 3 – OUTSTANDING DEBT

At October 31, 2008 and July 31, 2008 outstanding debt consisted of the following: (In thousands, except per share amounts)

	October 31,	July 31,
	2008	2008

9% Convertible Subordinated Debenture, bering interest at 9.00% per annum maturing June 1, 2010, convertible into common stock annually at the higher of: A) $0.27 per share or B) the average closing price of ATSI common stock for the 10 days   immediately preceding the date of conversion, subject to a maximum number of 1,540,741 common shares issuable upon conversion, outstanding balance, net of unamortized discount of $0 and $5, respectively. On October 20, 2008  we reached a settlement agreement with  the Debenture holders, as result we converted the outstanding principal balance and accrued interest of $166 and $6, respectively, into 637,723 shares of common stock.
	$-	$159

Note payable to CCA Financial Services payable in monthly installments bering interest at 13.50% per annum, maturing December 31, 2008, collateralized by ATSI's equipment, deposit of accounts and accounts receivables. On October 23, 2008, we paid in full the total outstanding principal balance and accrued interest of $54 and $1, respectively.	-	101

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing October 1, 2009.	460	460

Note payable to The Shaar Fund, payable in quarterly installments bearing interest of 7.50% per annum, maturing April 12, 2012. On October 30, 2008, we reached a settlement agreement, in which we agreed to pay $290 to fully satisfy the note. Additionally, the note holder agreed to provide us with a discount of $108.	-	416

Note payable to Wells Fargo bank payable in monthly installments, bering interest at 7.00% per annum, maturing April 1, 2009, collateralized by ATSI's certificates of deposit.	26	39

Note payable to Wells Fargo bank payable in monthly installments, bering interest at 7.25% per annum, maturing July 25, 2010, collateralized by ATSI's certificates of deposit.	122	138

Note payable to ATVF, Scott Crist, Roderick Ciaccio & Vencore Solutions, payable in monthly installments, bering interest at 10.00% per annum, maturing September 10, 2010, collateralized by ATSI's accounts receivables (other than accounts factored with Wells Fargo), $100,000 certificate of deposit with Wells Fargo and ATSI's ownership in ATSICOM. Additionally, we issued 425,000 warrants to the note holders, at an exercise price per warrant of $0.19. The warrants have the following “Put” and “Call” rights: Put right. From and after the second anniversary of the notes payable, the holder shall have the right to request from ATSI, upon five (5) Business days prior notice, to acquire from the holders the warrants at a price $0.39 per warrant. Call right.  At any time any warrants are outstanding, if the last sale price of ATSI’s common stock is greater than $.80 per share for ten (10) consecutive trading days, ATSI shall be entitled to require the purchaser to exercise the warrants and pay the exercise price therefore upon five (5) business days written notice. Net of unamortized discount of $82.
	768	-

Note payable to San Antonio National Bank payable in monthly installments, bering interest at 8.00% per annum, maturing October 25, 2011, collateralized by ATSI's assets.	425	-

Total outstanding debt long-term debt	1,801	1,313
Current portion of long-term debt	(788)	(644)
Long-term debt, net of current portion	$1,013	$669

Payments on long-term debt of ATSI are due as follows:

(in thousands)
Fiscal 2009	$788
Fiscal 2010	1,013
Total payments	$1,801

ATSI analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that the warrants issued to ATVF, Scott Crist, Roderick Ciaccioa & Vencore Solutions did not meet the definition of equity under SFAS 133 and EITF 00-19, due to the put right.  ATSI estimated the fair market value of the put to be the difference between the potential cash settlement price per share and the exercise price, or approximately $85,000 which is the maximum amount of potential cash settlement by ATSI.  Because the maximum cash settlement was greater than the fair value of the warrants, ATSI recorded the maximum cash settlement of $85,000 as a liability. Additionally, ATSI analyzed the rest of the instruments for derivative accounting consideration and determined that derivative accounting is not applicable for the rest of the debt.

NOTE 4 – GAIN ON EARLY EXTINGUISHMENT OF DEBT

In December 2007, ATSI entered into a promissory note payable with The Shaar Fund, Ltd. The promissory note was entered into as a result of the settlement agreement reached in which all parties agreed to release each other from all claims relating to the Series D Preferred Stock. As part of the settlement ATSI agreed to pay to The Shaar Fund, Ltd. the sum of $75,000 in cash in December 2007 and issue to The Shaar Fund a promissory note in the original principal amount of $450,000, bearing interest at the rate of 7.5% per annum and payable in 16 quarterly payments over 48 months. If paid in full within the first 18 months, ATSI is entitled to a discount of 22.5% on the then outstanding principal balance. On October 30, 2008, ATSI entered into a note discharged agreement and agreed to pay to The Shaar Fund, Ltd. $290,000 to satisfy the principal and accrued interest outstanding of $390,625 and $7,534, respectively. As a result of the agreement ATSI recognized gain on early extinguishment of debt $108,160.

NOTE 5 – EQUITY

Common Stock

During the quarter ended October 31, 2008 ATSI issued:

-
637,723 common shares to the holders of the Convertible Debentures in lieu of the conversion of notes payable principal $166,400 and $5,785 in accrued interest at a conversion price of $0.27, in accordance with the original terms of the notes which allowed for voluntary conversion by the company at a conversion price at the higher of (a) $0.27 per share or (b) the average closing price of ATSI’s common stock for the 10 days immediately preceding the date of conversion.

NOTE 6 – STOCK-BASED COMPENSATION TO EMPLOYEES

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

During the quarter ended October 31, 2008, ATSI granted under the plan, the following stock options

- ATSI granted options to purchase 75,000 common shares to an employee with an exercise price of $0.16 per share, the closing price of ATSI’s common stock on the grant date, September 23, 2008.  The options vest equally at each anniversary of the grant date over a three year period. All options expire if not exercised on or before the seventh anniversary of the grant date. Under the fair value option method, ATSI will recognize over the relevant service periods $9,990 of non-cash compensation expense related to un-vested options.

- ATSI granted options to purchase 200,000 common shares to an employee with an exercise price of $0.13 per share, the closing price of ATSI’s common stock on the grant date, October 13, 2008.  The options vest equally at each anniversary of the grant date over a three year period. All options expire if not exercised on or before the seventh anniversary of the grant date. Under the fair value option method, ATSI will recognize over the relevant service periods $22,156 of non-cash compensation expense related to un-vested options.

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Quarters Ended October 31,
	2008	2007
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	128%	75%
Risk-free interest rate	3.44%	4.65%
Expected life of options	4.5 years	6 years

ATSI recognized $62,000 and $440,566 in stock based compensation expense to employees during quarter ended October 31, 2008 and 2007, respectively.

ATSI estimates its expected life of its options using the “simplified method” allowed for under SAB 107 which is the average between the contract term and the vesting period of the options.

A summary of the options as of October 31, 2008 and the changes during the quarter ended October 31, 2008 is presented below:

			Weighted-average
		Weighted-average	remaining contractual
2005 Stock Compensation Plan	Options	exercise price	term (years)

Outstanding at July 31, 2008	8,239,000	$0.19	6
Granted	275,000	0.14	4.5
Forfeited	-	-	-

Outstanding at October 31, 2008	8,514,000	0.18	5

Exercisable at October 31, 2008	7,007,332	$0.18	5

NOTE 7 – WARRANTS

During the quarter ended October 31, 2008, with the promissory notes obtained, ATSI issued 425,000 warrants to ATVF, Scott Crist, Roderick Ciaccio & Vencore solutions.

These warrants have the following “Put” and “Call” rights:

Put right.  From and after the second anniversary of the notes payable, the holder shall have the right to request from ATSI, upon five (5) Business days prior notice, to acquire from the holder the warrants at price of $0.39 per warrant.

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

ATSI analyzed these warrans for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that the warrants did not meet the definition of equity under SFAS 133 and EITF 00-19, due to the put right. ATSI estimated the fair market value of the put to be the difference between the potential cash settlement price per share and the exercise price, or approximately $85,000 which is the maximum amount of potential cash settlement by ATSI. Because the maximum cash settlement was greater than the fair value of the warrants, ATSI recorded the maximum cash settlement of $85,000 as a liability.

A summary of the warrants as of October 31, 2008 and the changes during the quarter ended October 31, 2008 is presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2008	375,000	$0.18	4
Granted	425,000	0.19	4
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at October 31, 2008	800,000	$0.19	4

Exercisable at October 31, 2008	800,000	$0.19	4

NOTE 8 – SHARE REPURCHASE PROGRAM

On April 16, 2008, ATSI’s Board of Directors approved a share buyback plan allowing ATSI to purchase up to $1 million of its common stock. The shares will be bought through the open market through December 31, 2008 based on price and market conditions. During the quarter ended October 31, 2008, ATSI repurchased 237,213 of its common stock at an average purchase price of $0.16.

NOTE 9 – INVESTMENT IN FIESTA/TELEFAMILIA

On May 1, 2008, ATSI sold all of the outstanding shares of Telefamilia Communications, Inc. to Fiesta Communications, Inc. for 975,000 shares of common stock in Fiesta Communications and $30,000 in cash to be paid through a promissory note in July 2008. With the 975,000 shares obtained from Fiesta, ATSI owns approximately 19.5% of Fiesta.

During the quarter ended October 31, 2008, ATSI and Fiesta agreed to extend the maturity date on the $30,000 promissory note to April 30, 2009 and all other terms remained the same. On October 31, 2008, Fiesta entered into a note payable with ATSI for $95,000, with a maturity date of April 30, 2009 and an interest rate of 10%. Also on October 31, 2008, Fiesta paid in full to ATSI a promissory note with a principal balance of $35,000 and $1,467 in accrued interest.

For the quarter ended October 31, 2008, ATSI recognized $14,184 loss from its investment in Fiesta under the equity method. And as of October 31, 2008, the balance of the investment in Fiesta in the amount of $82,000 was netted with the notes receivable from Fiesta.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

SPECIAL NOTE: This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future.  We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” ”plan,” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks and or ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2008.

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three months ended October 31, 2008 and 2007. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008.  For purposes of the following discussion, fiscal 2009 or 2009 refers to the year ended July 31, 2009 and fiscal 2008 or 2008 refers to the year ended July 31, 2008.

General

We are an international telecommunications carrier that utilizes the internet to provide cost-efficient and economical international telecommunications services. Our current operations consist of providing digital voice communications over the Internet using Voice-over-Internet-Protocol ("VoIP").  We provide high quality voice and enhanced telecommunication services to carriers, telephony resellers and other VoIP carriers through various agreements with service providers in the United States, Mexico, Asia, the Middle East and Latin America utilizing VoIP technology.  Typically, these telecommunications companies offer their services to the public for domestic and international long distance services

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three months ended October 31, 2008 and 2007.  All dollar amounts are in thousands.

	Three months ended October 31,
	2008	2007	Variances	%
OPERATING REVENUES:
VoIP services	$7,136	$9,427	$(2,291)	-24%

Total operating revenues	7,136	9,427	(2,291)	-24%

Cost of services (exclusive of depreciation and amortization, shown below)	6,566	8,785	(2,219)	-25%
GROSS MARGIN	570	642	(72)	-11%

Selling, general and administrative expense (exclusive of legal and professional fees)	533	823	(290)	-35%
Legal and professional fees	67	89	(22)	-25%
Bad debt expense (recovery)	(20)	-	(20)	100%
Depreciation and amortization expense	43	40	3	8%
OPERATING (LOSS)	(53)	(310)	257	-83%

OTHER INCOME (EXPENSE):
Gain on early extinguishment of debt	108	41	67	163%
Minority Interest	(14)	-	(14)	100%
Interest income (expense)	(34)	(24)	(10)	42%
Total other income (expense), net	60	17	43	253%

NET INCOME (LOSS)	7	(293)	300	-102%

LESS: PREFERRED DIVIDEND	-	(12)	12	100%
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	-	340	(340)	-100%

NET INCOME TO COMMON STOCKHOLDERS	$7	$35	$(28)	-80%

Three Months ended October 31, 2008 Compared to Three Months ended October 31, 2007

           VoIP Service. VoIP services revenue decreased by $2,291,000, or 24%, from the quarter ended October 31, 2007 to the quarter ended October 31, 2008.  Our VoIP traffic decreased by 14 % from approximately 134,380,145 minutes of voice traffic during the quarter ended October 31, 2007 to approximately 115,203,750 minutes of voice traffic during the quarter ended October 31, 2008.  Additionally, our average revenue per minute decreased from $0.0699 during the quarter ended October 31, 2007 to $0.0619 for the quarter ended October 31, 2008, this represents a decrease in our average revenue rate per minute of 12%.  The decrease in revenue and VoIP minutes is attributable primarily to the overall decrease in international VoIP traffic as a result of changes in call patterns in our industry.

           Cost of Services (Exclusive of depreciation and amortization).  The consolidated cost of services decreased by $2,219,000, or 25%, from the quarter ended October 31, 2007 to the quarter ended October 31, 2008.  The decrease in cost of services is a direct result of the decrease in VoIP services revenue.  As mentioned above, our VoIP traffic decreased from approximately 134,380,145 minutes of voice traffic during the quarter ended October 31, 2007 to approximately 115,203,750 minutes of voice traffic during the quarter ended October 31, 2008, thus decreasing our cost of services between quarters.  Cost of services, as a percentage of revenue decreased by 1.2 % between periods, from 93.2% of revenue during the quarter ended October 31, 2007 to 92% of revenue during the quarter ended October 31, 2008. The main reason for the improvement in cost of services is as a result of our negotiations with our vendors of extended terms and improvements in our cost per minute, consequently, our average margin rate per minute increased by 4% between quarters.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses decreased by $290,000, or 35%, from the quarter ended October 31, 2007 to the quarter ended October 31, 2008.  The decrease is primarily attributable to the decrease in non-cash compensation expense to employees; during the quarter ended October 31, 2007 we recognized $440,566 in non-cash compensation expense to employees, in comparison, we only recognized $61,711 in non-cash compensation expense to employees during the quarter ended October 31, 2008.

Legal and professional fees.  Legal and professional fees decreased by $22,000, or 25%, from the quarter ended October 31, 2007 to the quarter ended October 31, 2008.  The decrease is attributable to $35,000 in legal fees incurred during the quarter ended October 31, 2007 in connection with ongoing litigation between ATSI and the holders of the 6% Series D Cumulative Convertible Preferred Stock.  We did not incur similar expenses during the quarter ended October 31, 2008.

Bad debt expense (recovery). Bad debt expense (recovery) decreased by $20,000, or 100%, from the quarter ended October 31, 2007 to the quarter ended October 31, 2008.  During the quarter ended October 31, 2008 we recognized an adjustment (recovery) in bad debt of $20,000 as a result of changes in the VoIP market and historical uncollectible accounts, thus decreasing bad debt expense between periods.

Depreciation and amortization.  Depreciation and amortization increased by $3,000 or 8%, from the quarter ended October 31, 2007 to the quarter ended October 31, 2008.   The increase is attributed to the additional amortization associated with the new computers and servers acquired during the quarter ended October 31, 2008.

Operating income (loss).  The Company’s operating loss decreased by $257,000, or 83%, from the quarter ended October 31, 2007 to the quarter ended October 31, 2008.  The improvement in operating loss is attributed to the decrease in SG&A expenses, primarily a decrease between periods of $378,855 in non-cash compensation expense to employees and a decrease in legal and professional fees of $22,000 between periods.

Other Income (expense).  Other income (expense) during quarter ended October 31, 2008 included a gain on early extinguishment of debt of $108,000, which was attributed to a discount of $108,000 recognized as a result of the settlement of the promissory note with The Shaar Fund. Additionally, during the quarter ended October 31, 2008 we recognized $14,000 of a minority interest related to the loss of our ownership in Fiesta Communications. Interest expense increased by $10,000, or 42%, from $24,000 for the quarter ended October 31, 2007 to $34,000 for the quarter ended October 31, 2008. The increase is attributed to the additional interest expense incurred as a result of the new promissory notes with various holders for $850,000 and a promissory note with San Antonio National Bank for $425,000.

Net income (loss).  Net income increased by $300,000, or 102%, from the quarter ended October 31, 2007 to the quarter ended October 31, 2008.  The improvement in net income is attributed to the decrease between quarters in selling, general and administrative expenses, as result of decrease of $378,855 in non-cash compensation expense to employees. Additionally, during the quarter ended October 31, 2008, we recognized an increase between quarters of $67,000 in gain on early extinguishment of debt as a result of the settlement of a promissory note.

Preferred stock dividends.  Preferred stock dividends decreased by $12,000, or 100%, between periods, from $12,000 for the quarter ended October 31, 2007 to $0 during the quarter ended October 31, 2008. The decrease in preferred dividends between periods is mainly attributed to a decrease in dividends associated with Series A Convertible Preferred Stock and Series D Convertible Preferred Stock. As of October 31, 2008 all Convertible Preferred Stock has been converted or redeemed to common stock.

Reversal of previously recorded preferred stock dividends.  During the quarter ended October 31, 2007, we recognized a reversal of previously recorded dividend expense of $340,000.  This reversal occurred as result of the settlement agreement reached between ATSI and The Shaar Fund, under the settlement agreement, The Shaar Fund agreed to surrender 742 shares of ATSI’s 6% Series D Cumulative Convertible Preferred Stock and forgive accrued dividends of approximately $340,000 as of October 24, 2007. We did not recognize any reversals of previously recorded preferred stock dividends during the quarter ended October 31, 2008.

Net income applicable to common stockholders.  Net income applicable to common stockholders decreased by $28,000, or 80%, from the quarter ended October 31, 2007 to the quarter ended October 31, 2008. The decrease in net income applicable to common stockholders is attributed to the decrease between quarters in the reversal of previously recorded preferred dividend of $340,000 recognized during the quarter ended October 31, 2008. We did not recognize this type of reversal during the quarter ended October 31, 2008.  The decrease in the reversal of previously recorded preferred divided was slightly offset by the decrease of $378,855 in non-cash compensation expense to employees and the increase between quarter of $67,000 in gain on early extinguishment of debt as a result of the settlement of a promissory note.

Liquidity and Capital Resources

Cash Position:  We had a cash balance of $1,966,000 as of October 31, 2008.  Net cash consumed by operating activities during the quarter ended October 31, 2008 was approximately $311,000. Net cash consumed by operating activities consisted primarily of operating revenues of $7,136,000 after deduction of cash expenses incurred in cost of services and selling, general and administrative expenses.  Investing activities during the quarter ended October 31, 2008 consumed $135,000 as a result of notes receivables of $70,000 with Fiesta Communications, a related party, investments in certificates of deposit of $3,000 and $62,000 related to the acquisition of various computers and servers.  Financing activities during the quarter ended October 31, 2008 provided $1,074,000 in cash. This cash was primarily provided by a promissory note payable of $425,000 with San Antonio National Bank and a financing from various note holders for $850,000. The cash received from the various promissory notes were slightly offset by the cash consumed by debt principal payments of $156,000 associated with various notes payable, acquisition of our common stock of $44,000 and principal payments of $1,000 associated with a capital lease obligation.  Overall, our net operating, investing and financing activities during the quarter ended October 31, 2008 resulted in an increase of $628,000 in our available cash.

We are currently utilizing the cash received from various promissory notes payable for $1,275,000. We believe that this financing will allow us to support our growth during the following fiscal year. Additionally, we are utilizing the factoring agreement with Wells Fargo Bank as necessary to provide cash for operations.  Under the agreement we are able to factor up to $5,000,000 of our monthly accounts receivable.  On average, we are factoring account receivables of $200,000 per month. As of October 31, 2008 we had $41,000 of outstanding receivables under the Wells Fargo Factoring agreement.

Our current cash expenses are expected to be approximately $150,000 per month, including wages, rent, utilities and corporate professional fees.  We are currently generating sufficient cash from operations to cover all monthly cash expenses.  We anticipate that the October 31, 2008 cash balance of $1,966,000 combined with expected net cash flow generated from operations and the factoring agreement with Wells Fargo Bank, will be sufficient to fund our operations, capital asset expenditures and potential common stock repurchases for the next twelve months.

Our working capital was $1,040,000 as of October 31, 2008. This represents an improvement of approximately $613,000 from our working capital at July 31, 2008. The improvement can primarily be attributed to the net income generated during the quarter ended October 31, 2008, including the gain on early extinguishment of debt of $108,000 recognized during the period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

NONE

ITEM 4.  CONTROLS AND PROCEDURES

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

NONE

ITEM 1A.  RISK FACTORS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company issued 637,723 common shares to the holders of the Convertible Debentures in lieu of a principal payment of $166,400 and $5,785 in accrued interest. The transaction was privately negotiated between the Company and the holders of the Convertible Debentures, with whom the Company has substantial prior relationship.  The shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933.
During the period covered by this report, the Company issued warrants to purchase 425,000 common shares to the purchaser of the Company’s $850,000 10.00% promissory note due September 10, 2010.  The warrants are exercisable at $.19 per share of common stock at any time prior to September 10, 2013.  The holders may require the Company to repurchase the warrants at $.39 per share at any time after September 10, 2010 and the Company may require the holders to exercise the warrants at any time after the last sale price for common shares exceeds $.80 per share for 10 consecutive trading days.  The transaction was privately negotiated between the Company and the purchasers of the Company’s promissory note without public solicitation or advertisement.  The warrants were issued without registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

(a)           Exhibits:  The following documents are filed as exhibits to this report.

EXHIBIT INDEX

Number	Description

10.1	Promissory note payable to San Antonio National Bank dated October 23, 2008 in the principal amount of $425,000.

10.2	Promissory note receivable between ATSI Communications, Inc. and Fiesta Communications, Inc. dated October 31, 2008 for $95,000.

10.3	Note Discharge Agreement dated October 30, 2008 between ATSI Communications, Inc. and The Shaar Fund, Inc.

10.4	Settlement Agreement dated October 20, 2008 between ATSI Communications, Inc. and the 9% Convertible Debenture holders.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC.
(Registrant)

Date: December 15, 2008	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and Chief Executive Officer

Date: December 15, 2008	By:	/s/ Antonio Estrada
	Name:	Antonio Estrada
	Title:	Sr. VP of Finance & Corporate Controller
(Principal Accounting and Principal Financial Officer)