Form 10-Q
period 2009-01-31
ATSI COMMUNICATIONS INC/DE
filed 2009-03-16
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

Commission File Number 001-15687

ATSI COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	74-2849995
(State or Other Jurisdiction of Incorporation	(IRS Employer
or Organization)	Identification No.)

3201 Cherry Ridge
Building C, Suite 300
San Antonio, Texas	78230
(Address of Principal Executive Offices)	(Zip Code)

(210) 614-7240
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filler,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☒

There were 39,892,157 shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of March 13, 2009.

ATSI COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2009

INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	January 31,	July 31,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,258	$1,338
Accounts receivable, net of allowance for bad debt of $40 and $60, respectively	644	1,082
Note receivable, related party	70	25
Prepaid & other current assets	183	124
Total current assets	2,155	2,569

LONG-TERM ASSETS:
Certificates of deposit	324	319
Intangible Assets, net of amortization	141	149

PROPERTY AND EQUIPMENT	674	611
Less - accumulated depreciation	(515)	(439)
Net property and equipment	159	172

Total assets	$2,779	$3,209

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$442	$1,361
Wells Fargo factoring collateral	13	18
Accrued liabilities	144	116
Current portion of obligation under capital leases	2	3
Notes payable	1,086	566
Convertible debentures, net of unamortized discount of $0 and $5, respectively	-	78
Total current liabilities	1,687	2,142

LONG-TERM LIABILITIES:
Notes payable	626	588
Derivative liability	85	-
Convertible debentures, net of unamortized discount of $0 and $3, respectively	-	81
Obligation under capital leases, less current portion	-	1
Other	21	3
Total long-term liabilities	732	673

Total liabilities	2,419	2,815

STOCKHOLDERS' EQUITY:
Preferred Stock, 16,063,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 39,892,157 and 39,550,415 shares
issued and outstanding, respectively	40	39
Additional paid in capital	73,000	72,747
Accumulated deficit	(72,681)	(72,393)
Other comprehensive income	1	1
Total stockholders' equity	360	394
Total liabilities and stockholders' equity	$2,779	$3,209

See accompanying notes to unaudited financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
OPERATING REVENUES:
VoIP services	$5,454	$10,309	$12,590	$19,735

Total operating revenues	5,454	10,309	12,590	19,735

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	4,984	9,544	11,550	18,328
Selling, general and administrative expense (exclusive of legal and professional fees)	529	538	1,062	1,361
Legal and professional fees	102	65	169	154
Bad debt expense	21	21	2	21
Depreciation and amortization expense	42	38	84	78
Total operating expenses	5,678	10,206	12,867	19,942

OPERATING INCOME (LOSS)	(224)	103	(277)	(207)

OTHER INCOME (EXPENSE):
Gain on early extinguishment of debt	-	-	108	41
Investment loss	(12)	-	(26)	-
Interest income (expense)	(59)	(24)	(93)	(48)
Total other income (expense), net	(71)	(24)	(11)	(7)

NET INCOME (LOSS)	(295)	79	(288)	(214)

LESS: PREFERRED DIVIDEND	-	-	-	(12)
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	-	-	-	340

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$(295)	$79	$(288)	$114

BASIC INCOME (LOSS) PER SHARE TO COMMON STOCKHOLDERS	$(0.01)	$0.00	$(0.01)	$0.00
DILUTED INCOME (LOSS) PER SHARE TO COMMON STOCKHOLDERS	$(0.01)	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	40,232,194	39,134,394	39,954,869	38,963,391
DILUTED COMMON SHARES OUTSTANDING	40,232,194	39,522,972	40,423,212	39,177,155

See accompanying notes to unaudited financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

					Additional
	Preferred Stock		Common		Paid-in	Accumulated	Other Comp.
	Shares	Par	Shares	Par	Capital	Deficit	Income/Loss	Totals
BALANCE, July 31, 2008	-	-	39,550,415	39	$72,747	$(72,393)	$1	$394
Repurchase of common shares			(295,981)	(0)	$(48)			(48)
Stock option expense					130			130
Shares issued for conversion of notes payable			637,723	1	171			172
Net loss						(288)		(288)
BALANCE, January 31, 2009	-	-	39,892,157	40	$73,000	$(72,681)	$1	$360

See accompanying notes to unaudited financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	SIx months ended January 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(288)	$(214)
Adjustments to reconcile net loss to cash used in operating activities:
Investment loss	26	-
Gain on early extinguishment of debt	(108)	(41)
Depreciation and amortization	84	78
Issuance of stock grants and options, employees for services	130	524
Issuance of common stock and warrants for services	-	24
Provisions for losses on accounts receivables	2	21
Amortization of debt discount	30	4
Settlement litigation with RoseGlen	-	(175)
Changes in operating assets and liabilities:
Accounts receivable	435	(114)
Prepaid expenses and other	(59)	(25)
Accounts payable	(1,231)	(73)
Wells Fargo Factoring Collateral	(5)	-
Accrued liabilities	79	(34)
Net cash used by operating activities	(905)	(25)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(5)	(8)
Note receivable, related party	(70)	-
Purchase of VoIP License	-	(100)
Purchases of property & equipment	(62)	(2)
Net cash used in investing activities	(137)	(110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(264)	(84)
Acquisition of common stock	(48)	-
Proceeds from Notes payables	1,275	-
Principal payments on capital lease obligation	(1)	(1)
Net cash provided / (used in) financing activities	962	(85)

DECREASE IN CASH	(80)	(220)
CASH AND CASH EQUIVALENTS, beginning of period	1,338	1,050

CASH AND CASH EQUIVALENTS, end of period	$1,258	$830

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$56	$23
Cash paid for income tax	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$172	$30
Conversion of preferred stock to common stock	-	1
Preferred stock dividends	-	12
Reversal of previously recorded preferred stock dividend	-	(340)

See accompanying notes to unaudited financial statements

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

NOTE 2 - ACCOUNTS RECEIVABLE

On December 12, 2007, ATSI entered into a $3,000,000 accounts receivable financing agreement with Wells Fargo Business Credit (“WFBC”), a division of Wells Fargo Bank, N.A.  On March 26, 2008, WFBC increased the accounts receivable financing to $5,000,000.  ATSI may offer to sell with recourse not less than $350,000 and no more than $5,000,000 of its accounts receivable to WFBC each month.  WFBC pays to ATSI 85% of the aggregate amount of each account transferred under the Account Transfer Agreement.  Once the account is collected by WFBC, it retains the amount originally paid for the account plus a daily factoring rate of 0.0349% for each day outstanding measured from the funding date and until the account is paid by ATSI’s customer.  If an account is not paid within 90 days, ATSI must repurchase the account for the amount that it originally received for the account and pay the factor rate that has accrued prior to repurchase.  The factoring agreement is for twelve months and ATSI can terminate this agreement upon 30 days written notice, subject to a $15,000 early termination fee.  Under the receivable financing agreement with WFBC, ATSI is factoring approximately $60,000 of its monthly receivables.  As of January 31, 2009, ATSI had approximately $13,000 of factored account receivables outstanding.  ATSI will continue to factor its receivables on a monthly basis as services are rendered to its customers.

NOTE 3 – OUTSTANDING DEBT

At January 31, 2009 and July 31, 2008 outstanding debt consisted of the following: (In thousands, except per share amounts)
	January 31,	July 31,
	2009	2008

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

Note payable to CCA Financial Services payable in monthly
installments bering interest at 13.50% per annum, maturing December 31, 2008, collateralized by ATSI's equipment, deposit of accounts and accounts receivables.
On October 23, 2008, we paid in full the total outstanding principal balance and accrued
interest of $54 and $1, respectively.	-	101

At January 31, 2009 and July 31, 2008 outstanding debt consisted of the following: (In thousands, except per share amounts)
	January 31,	July 31,
	2009	2008

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum,
maturing October 1, 2009.	460	460

Note payable to The Shaar Fund, payable in quarterly installments bearing interest of
7.50% per annum, maturing April 12, 2012. On October 30, 2008, we reached a settlement agreement, in which we agreed to pay $290 to fully satisfy the note. Additionally, the
note holder agreed to provide us with a discount of $108.	-	416

Note payable to Wells Fargo bank payable in monthly installments, bering interest at 7.00%
per annum, maturing April 1, 2009, collateralized by ATSI's certificates of deposit.	13	39

Note payable to Wells Fargo bank payable in monthly installments, bering interest at 7.25%
per annum, maturing July 25, 2010, collateralized by ATSI's certificates of deposit.	105	138

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
$0.39 per warrant. Call right. At any time any warrants are outstanding, if the last sale price of ATSI’s common stock is greater than $.80 per share for ten (10) consecutive trading days, ATSI shall be entitled to require the purchaser to exercise the warrants and pay the exercise price therefore
upon five (5) business days written notice. Net of unamortized discount of $63.	741	-

Note payable to San Antonio National Bank payable in monthly installments, bering interest
at 8.00% per annum, maturing October 25, 2011, collateralized by ATSI's assets.	393	-

Total outstanding debt long-term debt	1,712	1,313
Current portion of long-term debt	(1,086)	(644)
Long-term debt, net of current portion	$626	$669

Payments on long-term debt of ATSI are due as follows:
	(in thousands)
Fiscal 2009		$1,086
Fiscal 2010		626
Total payments		$1,712

ATSI analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that the warrants issued to ATVF, Scott Crist, Roderick Ciaccioa & Vencore Solutions did not meet the definition of equity under SFAS 133 and EITF 00-19, due to the put right.  ATSI estimated the fair market value of the put to be the difference between the potential cash settlement price per share and the exercise price, or approximately $85,000 which is the maximum amount of potential cash settlement by ATSI.  Because the maximum cash settlement was greater than the fair value of the warrants, ATSI recorded the maximum cash settlement of $85,000 as a liability.  Additionally, ATSI analyzed the rest of the instruments for derivative accounting was not applicable.

NOTE 4 – GAIN ON EARLY EXTINGUISHMENT OF DEBT

In December 2007, ATSI entered into a promissory note payable with The Shaar Fund, Ltd.  The promissory note was entered into as a result of the settlement agreement reached in which all parties agreed to release each other from all claims relating to the Series D Preferred Stock. As part of the settlement ATSI agreed to pay to The Shaar Fund, Ltd. the sum of $75,000 in cash in December 2007 and issue to The Shaar Fund a promissory note in the original principal amount of $450,000, bearing interest at the rate of 7.5% per annum and payable in 16 quarterly payments over 48 months.  If paid in full within the first 18 months, ATSI is entitled to a discount of 22.5% on the then outstanding principal balance.  On October 30, 2008, ATSI entered into a note discharged agreement and agreed to pay to The Shaar Fund, Ltd. $290,000 to satisfy the principal and accrued interest outstanding of $390,625 and $7,534, respectively.  As a result of the discharge agreement ATSI recognized a gain on early extinguishment of debt $108,160.

NOTE 5 – EQUITY

Common Stock

During the six months ended January 31, 2009 ATSI issued:

- 637,723 common shares to the holders of the Convertible Debentures in lieu of the conversion of notes payable in the principal amount of $166,400 and accrued interest in the amount of $5,785 at a conversion price of $0.27, in accordance with the original terms of the notes which allowed for voluntary conversion by the company at a conversion price at the higher of (a) $0.27 per share or (b) the average closing price of ATSI’s common stock for the 10 days immediately preceding the date of conversion.

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

During the six months ended January 31, 2009, ATSI granted under the plan, the following stock options

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

-ATSI granted options to purchase 200,000 common shares to an employee with an exercise price of $0.13 per share, the closing price of ATSI’s common stock on the grant date, October 13, 2008.  The options vest equally at each anniversary of the grant date over a three year period.  All options expire if not exercised on or before the seventh anniversary of the grant date.  Under the fair value option method, ATSI will recognize over the relevant service periods $22,156 of non-cash compensation expense related to un-vested options.

- ATSI granted options to purchase 60,000 common shares to an employee with an exercise price of $0.13 per share, the closing price of ATSI’s common stock on the grant date, November 4, 2008.  The options vest equally at each anniversary of the grant date over a three year period.  All options expire if not exercised on or before the seventh anniversary of the grant date.  Under the fair value option method, ATSI will recognize over the relevant service periods $6,681 of non-cash compensation expense related to un-vested options.

- ATSI granted options to purchase 520,000 common shares to two (2) employees with an exercise price of $0.08 per share, the closing price of ATSI’s common stock on the grant date, January 30, 2009, 250,000 vests September 1, 2009, 10,000 vests November 1, 2009, 250,000 vests September 1, 2010 and 10,000 vests November 1, 2010.  All options expire if not exercised on or before the seventh anniversary of the grant date.  Under the fair value option method, ATSI will recognize over the relevant service periods $35,564 of non-cash compensation expense related to un-vested options.

- On January 30, 2009, ATSI’s Board of Directors approved the amendment of previously awarded stock options and as a result ATSI reissued 7,619,000 stock options to various employees. The new exercise price of these options is set at $0.08 per share, the closing price as of the date of the amendment of the terms. The options vested upon issuance and will expire if not exercised on or before the seventh anniversary of the grant date. Under SFAS No.123R, a modification of the terms of an award that makes it more valuable shall be treated as an exchange of the original award for a new award. In substance, the entity repurchases the original instrument by issuing a new instrument of greater value, incurring additional compensation cost for that incremental value. The incremental value shall be measured by the difference between (a) the fair value of the modified option determined in accordance with the provisions of this section and (b) the value of the old option immediately before its terms are modified, determined based on the shorter of (1) its remaining expected life or (2) the expected life of the modified option. Upon issuance, ATSI recognized $46,038 of non-cash incremental compensation expense.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Six Months Ended January 31,
	2009	2008
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	128%-296%	75%
Risk-free interest rate	2.28%-3.48%	4.65%
Expected life of options	4.5 years	6 years

ATSI recognized $130,000 and $524,000 in stock based compensation expense to employees during six months ended January 31, 2009 and 2008, respectively.  Unamortized compensation cost totaled $64,255 and $147,174 at January 31, 2009 and July 31, 2008, respectively.

ATSI estimates the expected life of its options using the “simplified method” allowed for under SAB 107 which is the average between the contract term and the weighted average vesting period of the options.

A summary of the options as of January 31, 2009 and the changes during the six months ended January 31, 2009 is presented below:

2005 Stock Compensation Plan	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)

Outstanding at July 31, 2008	8,239,000	$0.19	6
Granted	8,474,000	0.08	7
Forfeited	(8,239,000)	0.19	4

Outstanding at January 31, 2009	8,474,000	0.08	7

Exercisable at January 31, 2009	7,619,000	$0.08	7

NOTE 7 – WARRANTS

During the six months ended January 31, 2009, ATSI issued warrants to purchase 425,000 common shares to ATVF, Scott Crist, Roderick Ciaccio & Vencore solutions.

These warrants have the following “Put” and “Call” rights:

Put right.  From and after the second anniversary of the warrants, the holder has the right to require ATSI to redeem the warrants upon five (5) Business days prior notice at price of $0.39 per share of common stock.

Call right.  At any time any warrants are outstanding ATSI is may require the purchaser to exercise the warrants and pay the exercise price therefore upon five (5) business days written notice if the last sale price of ATSI’s common stock is greater than $.80 per share for ten (10) consecutive trading days,.

The fair value of the warrants was estimated to be $70,760 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

A summary of the warrants as of July 31, 2008 and the changes during the six months ended January 31, 2009 is presented below:
			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2008	375,000	$0.18	4
Granted	425,000	0.19	4
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at January 31, 2009	800,000	$0.19	4
Exercisable at January 31, 2009	800,000	$0.19	4

NOTE 8 – SHARE REPURCHASE PROGRAM

On April 16, 2008, ATSI’s Board of Directors approved a share buyback plan allowing ATSI to purchase up to $1 million of its common stock.  The shares were purchased through the open market through December 31, 2008 based on price and market conditions.  Through December 31, 2008, ATSI repurchased 295,981 of its common stock at an average purchase price of $0.16.

NOTE 9 – INVESTMENT IN FIESTA/TELEFAMILIA

On May 1, 2008, ATSI sold all of the outstanding shares of Telefamilia Communications, Inc. to Fiesta Communications, Inc. for 975,000 shares of common stock in Fiesta Communications and $30,000 in cash to be paid through a promissory note in July 2008.  With the 975,000 shares obtained from Fiesta, ATSI owns approximately 19.5% of Fiesta.  Additionally, on May 1, 2008, Fiesta entered into convertible promissory note with ATSI for $52,984, with a maturity date of May 1, 2011 and an interest rate of 9%.  Under the convertible promissory note, Fiesta agreed to pay twelve (12) equal quarterly payments of $5,088 starting on August 1, 2008 and continuing each quarterly period thereafter until all accrued and unpaid interest has been paid.

On October 31, 2008, ATSI and Fiesta agreed to extend the maturity date on the $30,000 promissory note to April 30, 2009 and all other terms remained the same.  On October 31, 2008, Fiesta entered into a note payable with ATSI for $95,000, with a maturity date of April 30, 2009 and an interest rate of 10%.  Also on October 31, 2008, Fiesta paid in full to ATSI a promissory note with a principal balance of $35,000 and $1,467 in accrued interest.

For the six months ended January 31, 2009, ATSI recognized $26,000 loss from its investment in Fiesta under the equity method.  Additionally, as of January 31, 2009, the balance of the investment in Fiesta in the amount of $108,000 was netted against the various notes receivable due from Fiesta, as a result the net investment value / related party note receivable is $70,000 as of January 31, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

SPECIAL NOTE: This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future.  We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” ”plan,” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties.  Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations.  Additional risks are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2008.

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and six months ended January 31, 2009 and 2008.  It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008.  For purposes of the following discussion, fiscal 2009 or 2009 refers to the year ended July 31, 2009 and fiscal 2008 or 2008 refers to the year ended July 31, 2008.

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

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three and six months ended January 31, 2009 and 2008.  All dollar amounts are in thousands.

	Three months ended January 31,				Six months ended January 31,
	2009	2008	Variances	%	2009	2008	Variances	%
OPERATING REVENUES:
VoIP services	$5,454	$10,309	$(4,855)	-47%	$12,590	$19,735	$(7,145)	-36%

Total operating revenues	5,454	10,309	(4,855)	-47%	12,590	19,735	(7,145)	-36%

Cost of services (exclusive of depreciation and amortization, shown below)	4,984	9,544	(4,560)	-48%	11,550	18,328	(6,778)	-37%
GROSS MARGIN	470	765	(295)	-39%	1,040	1,407	(367)	-26%

Selling, general and administrative expense (exclusive of legal and professional fees)	529	538	(9)	-2%	1,062	1,361	(299)	-22%
Legal and professional fees	102	65	37	57%	169	154	15	10%
Bad debt expense	21	21	-	0%	2	21	(19)	-90%
Depreciation and amortization expense	42	38	4	11%	84	78	6	8%
OPERATING INCOME (LOSS)	(224)	103	(327)	-317%	(277)	(207)	(70)	34%

OTHER INCOME (EXPENSE):
Gain on early extinguishment of debt	-	-	-	0%	108	41	67	163%
Minority Interest	(12)	-	(12)	100%	(26)	-	(26)	-100%
Interest income (expense)	(59)	(24)	(35)	146%	(93)	(48)	(45)	94%
Total other income (expense), net	(71)	(24)	(47)	196%	(11)	(7)	(4)	57%

NET INCOME (LOSS)	(295)	79	(374)	-473%	(288)	(214)	(74)	35%

LESS: PREFERRED DIVIDEND	-	-	-	0%	-	(12)	12	-100%
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	-	-	-	0%	-	340	(340)	-100%

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$(295)	$79	$(374)	-473%	$(288)	$114	$(402)	-353%

Three Months ended January 31, 2009 Compared to Three Months ended January 31, 2008

           VoIP Service. VoIP services revenue decreased by $4,855,000, or 47%, from the quarter ended January 31, 2008 to the quarter ended January 31, 2009.  VoIP minutes carried by our network on which we generated revenues decreased by 34 % from approximately 139,710,508 minutes of voice traffic during the quarter ended January 31, 2008 to approximately 93,182,514 minutes of voice traffic during the quarter ended January 31, 2009.  Additionally, our average revenue per minute decreased from $0.0736 during the quarter ended January 31, 2008 to $0.0585 for the quarter ended January 31, 2009.  This represents a decrease in our average revenue rate per minute of 21%.  The decrease in revenue and VoIP minutes is attributable primarily to the overall decrease in international VoIP calling.

Cost of Services (Exclusive of depreciation and amortization).  The consolidated cost of services decreased by $4,560,000, or 48%, from the quarter ended January 31, 2008 to the quarter ended January 31, 2009.  The decrease in cost of services is a direct result of the decrease in VoIP services revenue.  Cost of services, as a percentage of revenue decreased by 1.22 % between periods, from 92.60% of revenue during the quarter ended January 31, 2008 to 91.38% of revenue during the quarter ended January 31, 2009.  The decline in cost of services as a percentage of revenue is a result of negotiation of extended terms and lower rates with our vendors.  As a result of the decrease in VoIP revenues, our gross margin declined by $295,000 or 39% to $470,000 for the three months ended January 31, 2009 compared to $765,000 for the three months ended January 31, 2008.  The percentage decline in gross margin was less than the percentage decline in revenues because of the improvement in cost of services as a percentage of revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses decreased by $9,000, or 2%, from the quarter ended January 31, 2008 to the quarter ended January 31, 2009.  The decrease is primarily attributable to the decrease in non-cash compensation expense to employees.  During the quarter ended January 31, 2008 we recognized $85,257 in non-cash compensation expense to employees.  We only recognized $68,105 in non-cash compensation expense to employees during the quarter ended January 31, 2009.

Legal and professional fees.  Legal and professional fees increased by $37,000, or 57%, from the quarter ended January 31, 2008 to the quarter ended January 31, 2009.  The increase is attributable to $30,000 in board of director fees incurred during the quarter ended January 31, 2009.  We did not incur similar expenses during the quarter ended January 31, 2008.

Bad debt expense. Bad debt expense is comparable between periods at $21,000.  During the quarter ended January 31, 2009 we recognized approximately $21,000 in bad debt associated with the write-off of troubled accounts as a result of the deteriorating global financial markets.

Depreciation and amortization.  Depreciation and amortization increased by $4,000 or 11%, from the quarter ended January 31, 2008 to the quarter ended January 31, 2009.  The increase is attributed to the additional amortization associated with the new computers and servers acquired since January 31, 2008.

Operating income (loss).  The Company reported an operating loss of $224,000 for the three months ended January 31, 2009 compared to operating income of $103,000 for the three months ended January 31, 2008.  The net loss for the three months ended January 31, 2009 was primarily the result of the decline in gross margins and the increase in legal and professional expenses.

Other Income (expense).  Other expenses increased by $47,000, or 196% from the quarter ended January 31, 2008 to the quarter ended January 31, 2009.  The primary reason for the increase in other expenses is the recognition of $12,000 in expenses relating to our minority interest in Fiesta Communications.  Additionally, interest expense between periods increased by $35,000, or 146%, from $24,000 for the quarter ended January 31, 2008 to $59,000 for the quarter ended January 31, 2009.  The increase is attributed to increases in the amount outstanding under promissory notes and increases in the interest rates paid by the Company.

Net income (loss) applicable to common stockholders.  The Company reported a net loss to common stockholders of $295,000 for the three months ended January 31, 2009 compared to net income of $79,000 available to common stockholders for the three months ended January 31, 2008.  The increase net loss for the three months ended January 31, 2009 was primarily the result of the decline in operating income and increases in other expenses between periods.

Six Months ended January 31, 2009 Compared to Six Months ended January 31, 2008

VoIP Service. VoIP services revenue decreased by $7,145,000, or 36%, from the six months ended January 31, 2008 to the six months ended January 31, 2009.  VoIP minutes carried on our network on which we generated revenues decreased by 24 % from approximately 274,090,653 minutes of voice traffic during the six months ended January 31, 2008 to approximately 208,386,264 minutes of voice traffic during the six months ended January 31, 2009.  Additionally, our average revenue per minute decreased from $0.0718 during the six months ended January 31, 2008 to $0.0604 for the six months ended January 31, 2009.  This represents a decrease in our average revenue rate per minute of 16%.  The decrease in revenue and VoIP minutes is attributable primarily to the overall decrease in international VoIP calling.

Cost of Services (Exclusive of depreciation and amortization).  The consolidated cost of services decreased by $6,778,000, or 37%, from the six months ended January 31, 2008 to the six months ended January 31, 2009.  The decrease in cost of services is a direct result of the decrease in VoIP services revenue.  Cost of services, as a percentage of revenue decreased by 1.13 % between periods, from 92.87% of revenue during the six months ended January 31, 2008 to 91.74% of revenue during the six months ended January 31, 2009.  The main reason for the improvement in cost of services is as a result of our negotiations with our vendors of extended terms and improvements in our cost per minute.  As a result of the decrease in VoIP revenues, our gross margin declined by $367,000 or 26% to $1,040,000 for the three months ended January 31, 2009 compared to $1,407,000 for the three months ended January 31, 2008.  The percentage decline in gross margin was less than the percentage decline in revenues because of the improvement in cost of services as a percentage of revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses decreased by $299,000, or 22%, from the six months ended January 31, 2008 to the six months ended January 31, 2009.  The decrease is primarily attributable to the decrease in non-cash compensation expense to employees.  During the six months ended January 31, 2008 we recognized $524,000 in non-cash compensation expense to employees.  In comparison, we only recognized $130,000 in non-cash compensation expense to employees during the six months ended January 31, 2009.

Legal and professional fees.  Legal and professional fees increased by $15,000, or 10%, from the six months ended January 31, 2008 to the six months ended January 31, 2009.  The increase is attributable to $30,000 in Board of Directors fees incurred during the six months ended January 31, 2008.  We did not incur similar expenses during the six months ended January 31, 2008.

Bad debt expense.  Bad debt expense decreased by $19,000, or 90%, from the six months ended January 31, 2008 to the six months ended January 31, 2009.  During the six months ended January 31, 2008 we recognized $21,000 in bad debt expense associated with uncollectible accounts.  During the six months ended January 31, 2009 we only recognized $2,000 in bad debt expense associated with uncollectible accounts.

Depreciation and amortization.  Depreciation and amortization increased by $6,000 or 8%, from the six months ended January 31, 2008 to the six months ended January 31, 2009.  The increase is attributed to the additional amortization associated with the new computers and servers acquired since January 31, 2008.

Operating income (loss).  The Company’s operating loss increased by $70,000, or 34%, from the six months ended January 31, 2008 to the six months ended January 31, 2009.  The increase in operating loss between periods is attributed to the decrease in gross margin; the decrease in gross margin and was slightly offset by the decrease between periods in SG&A expenses.

Other Income (expense).  Other expense during six months ended January 31, 2009 included a gain on early extinguishment of debt of $108,000, which was attributed to a discount of $108,000 recognized as a result of the settlement of the promissory note with The Shaar Fund.  However, the gain was offset by our equity interest in Fiesta Communications and an increase in interest expense of $45,000, or 94%, from $48,000 for the six months ended January 31, 2008 to $93,000 for the six months ended January 31, 2009.  The increase is attributed to the additional interest expense incurred as a result of the new promissory notes with various holders for $850,000 and a promissory note with San Antonio National Bank for $425,000.

Net income (loss).  Net loss increased by $74,000, or 35%, from the six months ended January 31, 2008 to the six months ended January 31, 2009.  The increase in net loss between periods is attributed to the decrease between periods in operating income and the increase between periods in other expenses.

Preferred stock dividends.  Preferred stock dividends decreased by $12,000, or 100%, between periods, from $12,000 for the six months ended January 31, 2008 to $0 during the six months ended January 31, 2009.  The decrease in preferred dividends between periods is mainly attributed to a decrease in dividends associated with Series A Convertible Preferred Stock and Series D Convertible Preferred Stock, none of which were outstanding during the six months ended January 31, 2009.

Reversal of previously recorded preferred stock dividends.  During the six months ended January 31, 2008, we recognized a reversal of previously recorded dividend expense of $340,000.  This reversal occurred as result of the settlement agreement reached between ATSI and The Shaar Fund.  Under the settlement agreement, the Shaar Fund agreed to surrender 742 shares of ATSI’s 6% Series D Cumulative Convertible Preferred Stock and forgive accrued dividends of approximately $340,000 as of October 24, 2007.  We did not recognize any reversals of previously recorded preferred stock dividends during the six months ended January 31, 2009.

Net income (loss) applicable to common stockholders.  Net (loss) applicable to common stockholders increased by $402,000, or 353%, from the six months ended January 31, 2008 to the six months ended January 31, 2009.  The increase in net (loss) between periods is attributed to the decrease between periods of $367,000 in gross margin, increase of $15,000 in legal and professional fees, increase of $45, 000 in interest expense and the increase of $26,000 in minority interest expense. Additionally, during the six months ended January 31, 2008 we recognized a reversal of previously recorded preferred dividend of $340,000.  We did not recognize this type of reversal during the six months ended January 31, 2009.  The decrease in the reversal of previously recorded preferred divided was slightly offset by the decrease of $394,000 in non-cash compensation expense to employees and a decrease between periods of $67,000 in gain on early extinguishment of debt as a result of the settlement of a promissory note.

Liquidity and Capital Resources

Cash Position:  We had a cash balance of $1,258,000 as of January 31, 2009.  Net cash consumed by operating activities during the six months ended January 31, 2009 was approximately $904,000.  Investing activities during the six months ended January 31, 2009 consumed $138,000, consisting of an increase of $70,000 in the note receivable from Fiesta Communications, a related party, and investments in certificates of deposit of $5,000 and $62,000 guarantying the acquisition of various computers and servers.  Financing activities during the six months ended January 31, 2009 provided $962,000 in cash.  This cash was primarily provided by a promissory note payable of $425,000 with San Antonio National Bank and a financing from various note holders for $850,000.  The cash received from the various promissory notes were slightly offset by the cash consumed by debt principal payments of $264,000 associated with various notes payable, acquisition of our common stock of $48,000 and principal payments of $1,000 associated with a capital lease obligation.  Overall, our net operating, investing and financing activities during the six months ended January 31, 2009 consumed $80,000 in our available cash.

We are currently utilizing the cash received from various promissory notes payable for $1,275,000.  We believe that this financing will allow us to support our growth during the following fiscal year.  Additionally, we are utilizing the factoring agreement with Wells Fargo Bank as necessary to provide cash for operations.  Under the agreement we are able to factor up to $5,000,000 of our monthly accounts receivable.  On average, we are factoring account receivables of $60,000 per month.  As of January 31, 2009 we had $13,000 of outstanding receivables under the Wells Fargo Factoring agreement.

Our current cash expenses are expected to be approximately $150,000 per month, including wages, rent, utilities and corporate professional fees.  We are currently using approximately $13,000 per month of our available cash to cover all monthly cash expenses.  We anticipate that the January 31, 2009 cash balance of $1,258,000 combined with expected net cash flow generated from future operations and the factoring agreement with Wells Fargo Bank, will be sufficient to fund our operations, capital asset expenditures and potential common stock repurchases for the next twelve months.

Our working capital was $468,000 as of January 31, 2009.  This represents an improvement of approximately $41,000 from our working capital at July 31, 2008.  The improvement can primarily be attributed to the reduction of $414,000 in current liabilities as a result of the settlement of a promissory note with The Shaar Fund and payments to our vendors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

N/A

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

 We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.  The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report.  In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken.  Our Chief Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

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

The following documents are filed as exhibits to this report.

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

SIGNATURE

Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC.
(Registrant)

Date: March 16, 2009	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer

Date: March 16, 2009	By:	/s/ Antonio Estrada
	Name:	Antonio Estrada
	Title:	Sr. VP of Finance & Corporate Controller
(Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.