Form 10-Q
period 2009-04-30
ATSI COMMUNICATIONS INC/DE
filed 2009-06-12
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 001-15687

ATSI COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	74-2849995 (IRS Employer Identification No.)

3201 Cherry Ridge Building C, Suite 300 San Antonio, Texas (Address of Principal Executive Offices)	78230 (Zip Code)

(210) 614-7240 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filler,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

There were 39,892,157 shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of June 12, 2009.

ATSI COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2009

INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 30,	July 31,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,048	$1,338
Certificates of deposit	110	-
Accounts receivable, net of allowance for bad debt of $10 and $60, respectively	513	1,082
Note receivable, related party	54	25
Prepaid & other current assets	175	124
Total current assets	1,900	2,569

LONG-TERM ASSETS:
Certificates of deposit	215	319
Intangible Assets, net of amortization of $13 and $1, respectively	137	149

PROPERTY AND EQUIPMENT	678	611
Less - accumulated depreciation	(543)	(439)
Net property and equipment	135	172

Total assets	$2,387	$3,209

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$523	$1,361
Wells Fargo factoring collateral	12	18
Accrued liabilities	175	116
Current portion of obligation under capital leases	1	3
Notes payable	1,156	566
Convertible debentures, net of unamortized discount of $0 and $5, respectively	-	78
Total current liabilities	1,867	2,142

LONG-TERM LIABILITIES:
Notes payable	461	588
Derivative liability	85	-
Convertible debentures, net of unamortized discount of $0 and $3, respectively	-	81
Obligation under capital leases, less current portion	-	1
Other	20	3
Total long-term liabilities	566	673

Total liabilities	2,433	2,815

STOCKHOLDERS' EQUITY:
Preferred Stock, 16,063,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 39,892,157 and 39,550,415 shares issued and outstanding, respectively	40	39
Additional paid in capital	73,013	72,747
Accumulated deficit	(73,100)	(72,393)
Other comprehensive income	1	1
Total stockholders' equity	(46)	394
Total liabilities and stockholders' equity	$2,387	$3,209

See accompanying notes to unaudited financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
OPERATING REVENUES:
VoIP services	$3,660	$11,171	$16,250	$30,905

Total operating revenues	3,660	11,171	16,250	30,905

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization, shown below)	3,461	10,384	15,011	28,713
Selling, general and administrative expense (exclusive of legal and professional fees)	455	555	1,517	1,916
Legal and professional fees	61	86	230	239
Bad debt expense	-	(23)	2	(2)
Depreciation and amortization expense	33	42	117	120
Total operating expenses	4,010	11,044	16,877	30,986

OPERATING INCOME (LOSS)	(350)	127	(627)	(81)

OTHER INCOME (EXPENSE):
Gain on early extinguishment of debt	-	-	108	41
Investment loss	(15)	-	(42)	-
Interest income (expense)	(53)	(32)	(146)	(79)
Total other income (expense), net	(68)	(32)	(80)	(38)

NET INCOME (LOSS)	(418)	95	(707)	(119)

LESS: PREFERRED DIVIDEND	-	-	-	(12)
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	-	-	-	340

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$(418)	$95	$(707)	$209

BASIC INCOME (LOSS) PER SHARE TO COMMON STOCKHOLDERS	$(0.01)	$0.00	$(0.02)	$0.01
DILUTED INCOME (LOSS) PER SHARE TO COMMON STOCKHOLDERS	$(0.01)	$0.00	$(0.02)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	39,892,157	39,186,590	39,758,501	39,036,705
DILUTED COMMON SHARES OUTSTANDING	39,892,157	38,778,587	39,758,501	39,286,505

See accompanying notes to unaudited financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

					Additional
	Preferred Stock		Common		Paid-in	Accumulated	Other Comp.
	Shares	Par	Shares	Par	Capital	Deficit	Income/Loss	Totals
BALANCE, July 31, 2008	-	-	39,550,415	39	$72,747	$(72,393)	$1	$394
Repurchase of common shares			(295,981)	(0)	$(48)			(48)
Stock option expense					143			143
Shares issued for conversion of notes payable			637,723	1	171			172
Net loss						(707)		(707)
BALANCE, April 30, 2009	-	-	39,892,157	40	$73,013	$(73,100)	$1	$(46)

See accompanying notes to unaudited financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Nine months ended April 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(707)	$(119)
Adjustments to reconcile net loss to cash used in operating activities:
Investment loss	42	-
Gain on early extinguishment of debt	(108)	(41)
Depreciation and amortization	117	120
Issuance of stock grants and options, employees for services	143	612
Issuance of common stock and warrants for services	-	77
Provisions for losses on accounts receivables	2	(2)
Amortization of debt discount	46	6
Changes in operating assets and liabilities:
Accounts receivable	568	(253)
Prepaid expenses and other	(52)	(23)
Accounts payable	(1,151)	(91)
Wells Fargo Factoring Collateral	(6)	-
Accrued liabilities	109	(30)
Net cash (used in) / provided by operating activities	(997)	256

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(7)	(10)
Note receivable, related party	(70)	(15)
Purchase of VoIP License	-	(100)
Purchases of property & equipment	(67)	(20)
Net cash used in investing activities	(144)	(145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(374)	(178)
Retirement of redeemable preferred stock series D&E	-	(250)
Acquisition of common stock	(48)	(5)
Proceeds from Notes payables	1,275	-
Principal payments on capital lease obligation	(2)	(2)
Net cash provided by / (used in) financing activities	851	(435)

DECREASE IN CASH	(290)	(324)
CASH AND CASH EQUIVALENTS, beginning of period	1,338	1,050

CASH AND CASH EQUIVALENTS, end of period	$1,048	$726

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$88	$34
Cash paid for income tax	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$172	$30
Conversion of preferred stock to common stock	-	1
Preferred stock dividends	-	12
Reversal of previously recorded preferred stock dividend	-	(340)
Warrants issued for services	85	-

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

NOTE 2 – ACCOUNTS RECEIVABLE

On December 12, 2007, ATSI entered into a $3,000,000 accounts receivable financing agreement with Wells Fargo Business Credit (“WFBC”), a division of Wells Fargo Bank, N.A.  On March 26, 2008, WFBC increased the accounts receivable financing to $5,000,000.  ATSI may offer to sell with recourse not less than $350,000 and no more than $5,000,000 of its accounts receivable to WFBC each month.  WFBC pays to ATSI 85% of the aggregate amount of each account transferred under the Account Transfer Agreement.  Once the account is collected by WFBC, it retains the amount originally paid for the account plus a daily factoring rate of 0.0349% for each day outstanding measured from the funding date and until the account is paid by ATSI’s customer.  If an account is not paid within 90 days, ATSI must repurchase the account for the amount that it originally received for the account and pay the factor rate that has accrued prior to repurchase.  The factoring agreement is for twelve months and ATSI can terminate this agreement upon 30 days written notice, subject to a $15,000 early termination fee.  Under the receivable financing agreement with WFBC, ATSI is factoring approximately $42,000 of its monthly receivables.  As of April 30, 2009, ATSI had approximately $12,000 of factored account receivables outstanding.  ATSI will continue to factor its receivables on a monthly basis as services are rendered to its customers.

NOTE 3 – OUTSTANDING DEBT

At April 30, 2009 and July 31, 2008 outstanding debt consisted of the following: (In thousands, except per share amounts)

	April 30,	July 31,
	2009	2008

9% Convertible Subordinated Debenture, bearing interest at 9.00% per annum maturing
June 1, 2010, convertible into common stock annually at the higher of:
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

Note payable to CCA Financial Services payable in monthly
installments bearing interest at 13.50% per annum, maturing December 31, 2008, collateralized by ATSI's equipment, deposit of accounts and accounts receivables.
On October 23, 2008, we paid in full the total outstanding principal balance and accrued
interest of $54 and $1, respectively.	-	101

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum,
maturing October 1, 2009.	460	460

Note payable to The Shaar Fund, payable in quarterly installments bearing interest of
7.50% per annum, maturing April 12, 2012. On October 30, 2008, we reached a settlement agreement, in which we agreed to pay $290 to fully satisfy the note. Additionally, the
note holder agreed to provide us with a discount of $108.	-	416

Note payable to Wells Fargo bank payable in monthly installments, bearing interest at 7.00%
per annum, maturing April 1, 2009, collateralized by ATSI's certificates of deposit.	-	39

Note payable to Wells Fargo bank payable in monthly installments, bearing interest at 7.25%
per annum, maturing July 25, 2010, collateralized by ATSI's certificates of deposit.	89	138

Note payable to ATVF, Scott Crist, Roderick Ciaccio & Vencore Solutions, payable in monthly installments, bearing interest at 10.00% per annum, maturing September 10, 2010, collateralized by ATSI's accounts receivables (other than accounts factored with Wells Fargo), $100,000 certificate of deposit with Wells Fargo and ATSI's ownership in ATSICOM. Additionally, we issued 425,000 warrants to the note holders, at an exercise price per warrant of $0.19.
The warrants have the following “Put” and “Call” rights: Put right. From and after the second anniversary of the notes payable, the holder shall have the right to request from ATSI, upon five (5) Business days prior notice, to acquire from the holders the warrants at a price
$0.39 per warrant. Call right. At any time any warrants are outstanding, if the last sale price of ATSI’s common stock is greater than $.80 per share for ten (10) consecutive trading days, ATSI shall be entitled to require the purchaser to exercise the warrants and pay the exercise price therefore
upon five (5) business days written notice. Net of unamortized discount of $47.	707	-

Note payable to San Antonio National Bank payable in monthly installments, bearing interest
at 8.00% per annum, maturing October 25, 2011, collateralized by ATSI's assets.	361	-

Total outstanding debt long-term debt	1,617	1,313
Current portion of long-term debt	(1,156)	(644)
Long-term debt, net of current portion	$461	$669

Payments on long-term debt of ATSI are due as follows:
(in thousands)
Fiscal 2009	$1,156
Fiscal 2010	461
Total payments	$1,617

ATSI analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that the warrants issued to ATVF, Scott Crist, Roderick Ciaccioa & Vencore Solutions did not meet the definition of equity under SFAS 133 and EITF 00-19, due to the put right.  ATSI estimated the fair market value of the put to be the difference between the potential cash settlement price per share and the exercise price, or approximately $85,000 which is the maximum amount of potential cash settlement by ATSI.  Because the maximum cash settlement was greater than the fair value of the warrants, ATSI recorded the maximum cash settlement of $85,000 as a liability.  Additionally, ATSI analyzed the rest of the instruments for derivative accounting and determined that liability treatment was not applicable.

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

NOTE 5 – EQUITY

Common Stock

During the nine months ended April 30, 2009 ATSI issued:

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

During the nine months ended April 30, 2009, ATSI granted:

- an option to an employee to purchase 75,000 common shares at an exercise price of $0.16 per share, the closing price of ATSI’s common stock on the grant date, September 23, 2008.  The options vest equally at each anniversary of the grant date over a three year period.  All options expire if not exercised on or before the seventh anniversary of the grant date.  Under the fair value option method, ATSI will recognize over the relevant service periods $9,990 of non-cash compensation expense related to un-vested options.

- an option to an employee to purchase 200,000 common shares at an exercise price of $0.13 per share, the closing price of ATSI’s common stock on the grant date, October 13, 2008.  The options vest equally at each anniversary of the grant date over a three year period.  All options expire if not exercised on or before the seventh anniversary of the grant date.  Under the fair value option method, ATSI will recognize over the relevant service periods $22,156 of non-cash compensation expense related to un-vested options.

- an option to an employee to purchase 60,000 common shares at an exercise price of $0.13 per share, the closing price of ATSI’s common stock on the grant date, November 4, 2008.  The options vest equally at each anniversary of the grant date over a three year period.  All options expire if not exercised on or before the seventh anniversary of the grant date.  Under the fair value option method, ATSI will recognize over the relevant service periods $6,681 of non-cash compensation expense related to un-vested options.

- options to two (2) employees to purchase an aggregate of 520,000 common shares at an exercise price of $0.08 per share, the closing price of ATSI’s common stock on the grant date, January 30, 2009, 250,000 vests September 1, 2009, 10,000 vests November 1, 2009, 250,000 vests September 1, 2010 and 10,000 vests November 1, 2010.  All options expire if not exercised on or before the seventh anniversary of the grant date.  Under the fair value option method, ATSI will recognize over the relevant service periods $35,564 of non-cash compensation expense related to un-vested options.

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

	For the Nine Months Ended April 30,
	2009	2008
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	128%-296%	75%
Risk-free interest rate	2.28%-3.48%	4.65%
Expected life of options	4.5 years	6 years

ATSI recognized $143,000 and $612,000 in stock based compensation expense to employees during nine months ended April 30, 2009 and 2008, respectively.  Unamortized compensation cost totaled $35,613 and $147,174 at April 30, 2009 and July 31, 2008, respectively.

ATSI estimates the expected life of its options using the “simplified method” allowed for under SAB 107 which is the average between the contract term and the weighted average vesting period of the options.

A summary of the options as of July 31, 2008 and the changes during the nine months ended April 30, 2009 is presented below:

			Weighted-average
		Weighted-average	remaining contractual
2005 Stock Compensation Plan	Options	exercise price	term (years)

Outstanding at July 31, 2008	8,239,000	$0.19	6

Granted	8,474,000	0.08	7
Forfeited	(8,439,000)	0.19	4
Outstanding at April 30, 2009	8,274,000	0.08	7

Exercisable at April 30, 2009	7,619,000	$0.08	7

NOTE 7 – WARRANTS

During the nine months ended April 30, 2009, ATSI issued warrants to purchase 425,000 common shares to ATVF, Scott Crist, Roderick Ciaccio & Vencore solutions.

These warrants have the following “Put” and “Call” rights:

Put right.  From and after the second anniversary of the warrants, the holder has the right to require ATSI to redeem the warrants upon five (5) Business days prior notice at price of $0.39 per share of common stock.

Call right.  At any time any warrants are outstanding ATSI may require the purchaser to exercise the warrants and pay the exercise price therefore upon five (5) business days written notice if the last sale price of ATSI’s common stock is greater than $.80 per share for ten (10) consecutive trading days.

The fair value of the warrants was estimated to be $70,760 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	126%
Risk-free interest rate	3.37%
Contractual life of warrants	7 years

ATSI analyzed these warrants for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that the warrants did not meet the definition of equity under SFAS 133 and EITF 00-19, due to the put right.  ATSI estimated the fair market value of the put to be the difference between the potential cash settlement price per share and the exercise price, or approximately $85,000 which is the maximum amount of potential cash settlement by ATSI.  Because the maximum cash settlement was greater than the fair value of the warrants, ATSI recorded the maximum cash settlement of $85,000 as a liability.

A summary of the warrants as of July 31, 2008 and the changes during the nine months ended April 30, 2009 is presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2008	375,000	$0.18	4
Granted	425,000	0.19	4
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at April 30, 2009	800,000	$0.19	4

Exercisable at April 30, 2009	800,000	$0.19	4

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

On October 31, 2008, ATSI and Fiesta agreed to extend the maturity date on the $30,000 promissory note to April 30, 2009 and all other terms remained the same.  On October 31, 2008, Fiesta entered into a note payable with ATSI for $95,000, with a maturity date of April 30, 2009 and an interest rate of 10%. Currently ATSI and Fiesta are in negotiations to extend the maturity dates on these notes. Additionally, on October 31, 2008, Fiesta paid in full to ATSI a promissory note with a principal balance of $35,000 and $1,467 in accrued interest.

For the nine months ended April 30, 2009, ATSI recognized a loss of $42,000 from its investment in Fiesta under the equity method.  Additionally, as of April 30, 2009, the balance of the investment in Fiesta in the amount of $108,000 was netted against the various notes receivable due from Fiesta, as a result the net investment value / related party note receivable is $54,000 as of April 30, 2009.

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

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and nine months ended April 30, 2009 and 2008.  It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008.  For purposes of the following discussion, fiscal 2009 or 2009 refers to the year ended July 31, 2009 and fiscal 2008 or 2008 refers to the year ended July 31, 2008.

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

Recent Developments

During the second and third quarters of fiscal 2009, ATSI commenced a rigorous effort to improve call quality and the average call duration ("ACD") of calls processed on its network. These measures included eliminating underperforming vendors and streamlining routes offered to its customers. As of April 30, 2009, the Company had eliminated 24 underperforming vendors from its global routing, representing 20% of its vendors. In addition, individual routes on which call statistics fell to unacceptable levels, the Company blocked VoIP traffic. These actions resulted in a 55% improvement in ACD, quarter over quarter. The Company expects that the improvement in ACD will positively influence future results of operations as each completed call will represent a larger number of billed minutes.

Also during the third quarter of fiscal 2009, the Company deployed a VoIP technology platform to introduce enhanced VoIP services, including fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, and customized VoIP solutions for specialized applications. In May, the Company obtained its first account on the enhanced platform consisting of a VoIP network to 154 cities for a Fortune 500 company. The network provided includes an interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple other IP/PBX features in a hosted environment. ATSI, as an outsourced VoIP technology enabler, is marketing these new and synergistic services to other carriers and to enterprise customers through established channel partners. With a current market value of over $11 billion in this sector of the industry, management believes there is a significant market opportunity to broaden and diversify the Company's product and service base.

The tightening of capital markets has reduced the credit worthiness of certain existing and prospective customers. In addition to processing all eligible accounts through its accounts receivable insurance provider, the Company has continued enforcing its strict credit policies to minimize risk in a tough economic climate. Even under its strict credit policy, the Company has approved several medium and top tier carriers for credit and successfully increased its customer base by 10% during the 3rd quarter.

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three and nine months ended April 30, 2009 and 2008.  All dollar amounts are in thousands.

	Three months ended April 30,				Nine months ended April 30,
	2009	2008	Variances	%	2009	2008	Variances	%
OPERATING REVENUES:
VoIP services	$3,660	$11,171	$(7,511)	-67%	$16,250	$30,905	$(14,655)	-47%

Total operating revenues	3,660	11,171	(7,511)	-67%	16,250	30,905	(14,655)	-47%

Cost of services (exclusive of depreciation and amortization, shown below)	3,461	10,384	(6,923)	-67%	15,011	28,713	(13,702)	-48%
GROSS MARGIN	199	787	(588)	-75%	1,239	2,192	(953)	-43%

Selling, general and administrative expense (exclusive of legal and professional fees)	455	555	(100)	-18%	1,517	1,916	(399)	-21%
Legal and professional fees	61	86	(25)	-29%	230	239	(9)	-4%
Bad debt expense	-	(23)	23	-100%	2	(2)	4	-200%
Depreciation and amortization expense	33	42	(9)	-21%	117	120	(3)	-3%
OPERATING INCOME (LOSS)	(350)	127	(477)	-376%	(627)	(81)	(546)	674%

OTHER INCOME (EXPENSE):

Gain on early extinguishment of debt	-	-	-	0%	108	41	67	163%
Minority Interest	(15)	-	(15)	100%	(42)	-	(42)	-100%
Interest income (expense)	(53)	(32)	(21)	66%	(146)	(79)	(67)	85%
Total other income (expense), net	(68)	(32)	(36)	113%	(80)	(38)	(42)	111%

NET INCOME (LOSS)	(418)	95	(513)	-540%	(707)	(119)	(588)	494%

LESS: PREFERRED DIVIDEND	-	-	-	0%	-	(12)	12	-100%
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	-	-	-	0%	-	340	(340)	-100%

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$(418)	$95	$(513)	-540%	$(707)	$209	$(916)	-438%

Three Months ended April 30, 2009 Compared to Three Months ended April 30, 2008

           Revenues.  VoIP services revenue decreased by $7,511,000, or 67%, from the quarter ended April 30, 2008 to the quarter ended April 30, 2009.  VoIP minutes carried by our network on which we generated revenues decreased by 49 % from approximately 145,481,136 minutes of voice traffic during the quarter ended April 30, 2008 to approximately 74,237,464 minutes of voice traffic during the quarter ended April 30, 2009.  Additionally, our average revenue per minute (ARPM) decreased by 36% from $0.0766 during the quarter ended April 30, 2008 to $0.0490 for the quarter ended April 30, 2009.  During the second quarter of FY2009, we began a rigorous effort to increase traffic quality and the average call duration (ACD) of calls processed by our network. These measures included eliminating and streamlining many of the routes offered. This contributed to a decrease of approximately 15% in the number of vendors connected to our network. Despite the decline in revenue and the total number of minutes processed by our network, our efforts to streamline the routes we offer and eliminate certain routes resulted in an increase in average call duration (ACD) from 2.59 minutes per call for the three months ended January 31, 2009 to 4.01 minutes for the three months ended April 30, 2009 and partially offsetting the fewer number of calls that were completed through our network during the three months ended April 30, 2009. The declines in both the total minutes processed by our network and the average revenue per minute (ARPM) are the direct result of the lower level of international calling during the current global economic recession. We believe that the decision made during the second quarter of Fiscal 2009 to streamline our routes and eliminate under performing and inefficient routes will positively influence our business in the long term, as evidenced by the continued increase in the ACD to 4.01 minutes per call for the three months ended April 30, 2009 from 2.59 minutes per call for the three months ended January 31, 2009. We expect the increase in ACD to have a favorable impact on our total revenues as the number of completed calls processed through our networks return to normal levels since each completed call will represent a larger number of minutes processed.

           Cost of Services (exclusive of depreciation and amortization).  The consolidated cost of services decreased by $6,923,000, or 67%, from the quarter ended April 30, 2008 to the quarter ended April 30, 2009.  The decrease in cost of services is a direct result of the decrease in VoIP services revenue.  Cost of services, as a percentage of revenue increased by 1.61 % between periods, from 92.95% of revenue during the quarter ended April 30, 2008 to 94.56% of revenue during the quarter ended April 30, 2009.  The increase in cost of services as a percentage of revenue is a result of increases received from our vendors during the period.  Additionally, as a result of the decrease in VoIP revenues, our gross margin declined by $588,000 or 75% to $199,000 for the three months ended April 30, 2009 compared to $787,000 for the three months ended April 30, 2008.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses decreased by $100,000, or 18%, from the quarter ended April 30, 2008 to the quarter ended April 30, 2009.  The decrease is primarily attributable to the decrease in non-cash compensation expense to employees.  During the quarter ended April 30, 2008 we recognized $85,760 in non-cash compensation expense to employees.  We only recognized $13,254 in non-cash compensation expense to employees during the quarter ended April 30, 2009.

Legal and Professional Fees.  Legal and professional fees decreased by $25,000, or 29%, from the quarter ended April 30, 2008 to the quarter ended April 30, 2009.  The primary reason for the variance between periods is attributable to $35,000 in legal fees incurred during the quarter ended April 30, 2008 in connection with an investor relations campaign.  We did not incur similar expenses during the quarter ended April 30, 2009.

Bad Debt Expense. Bad debt expense decreased $23,000 between periods.  The primary reason for the variance is attributed to a $25,000 adjustment in bad debt expense recognized during the quarter ended April 30, 2008 as a result of changes in the VoIP market and historical uncollectible accounts.  During the quarter ended April 30, 2009, we did not recognize any bad debt expense.

Depreciation and Amortization.  Depreciation and amortization decreased by $9,000 or 21%, from the quarter ended April 30, 2008 to the quarter ended April 30, 2009.  The reduction in depreciation expense is as a result of some of the equipment and software reaching its depreciable value.

Operating Income (loss).  The Company reported an operating loss of $350,000 for the three months ended April 30, 2009 compared to operating income of $127,000 for the three months ended April 30, 2008.  The net loss for the three months ended April 30, 2009 was primarily the result of the decline in revenue and gross margins between periods.

Other Income (expense).  Other expenses increased by $36,000, or 113% from the quarter ended April 30, 2008 to the quarter ended April 30, 2009.  The primary reason for the increase in other expenses is the recognition of $15,000 in expenses relating to our minority interest in Fiesta Communications.  Additionally, interest expense between periods increased by $21,000, or 66%, from $32,000 for the quarter ended April 30, 2008 to $53,000 for the quarter ended April 30, 2009.  The increase is attributed to increases in the amount outstanding under promissory notes and increases in the interest rates paid by the Company.

Net Income (loss) Applicable to Common Stockholders.  The Company reported a net loss to common stockholders of $418,000 for the three months ended April 30, 2009 compared to net income of $95,000 available to common stockholders for the three months ended April 30, 2008.  The increase net loss for the three months ended April 30, 2009 was primarily the result of the decline in revenue, gross margin and operating income.

Nine Months ended April 30, 2009 Compared to Nine Months ended April 30, 2008

           Revenues.  VoIP services revenue decreased by $14,655,000, or 47%, from the nine months ended April 30, 2008 to the nine months ended April 30, 2009.  VoIP minutes carried on our network on which we generated revenues decreased by 33% from approximately 419,571,789 minutes of voice traffic during the nine months ended April 30, 2008 to approximately 282,057,374 minutes of voice traffic during the nine months ended April 30, 2009.  Additionally, our average revenue per minute (ARPM) decreased by 22% from $0.0735 during the nine months ended April 30, 2008 to $0.0574 for the nine months ended April 30, 2009.  During the second quarter of FY2009, we began a rigorous effort to increase traffic quality and the average call duration (ACD) of calls processed by our network. These measures included eliminating and streamlining many of the routes offered. This contributed to a decrease of approximately 15% in the number of vendors connected to our network. Despite the decline in revenue and the total number of minutes processed by our network, our efforts to streamline the routes we offer and eliminate certain routes resulted in an increase in average call duration (ACD) from 2.59 minutes per call for the three months ended January 31, 2009 to 4.01 minutes for the three months ended April 30, 2009 and partially offsetting the fewer number of calls that were completed through our network during the three months ended April 30, 2009. The declines in both the total minutes processed by our network and the average revenue per minute (ARPM) are the direct result of the lower level of international calling during the current global economic recession. We believe that the decision made during the second quarter of Fiscal 2009 to streamline our routes and eliminate under performing and inefficient routes will positively influence our business in the long term, as evidenced by the continued increase in the ACD to 4.01 minutes per call for the three months ended April 30, 2009 from 2.59 minutes per call for the three months ended January 31, 2009. We expect the increase in ACD to have a favorable impact on our total revenues as the number of completed calls processed through our networks return to normal levels since each completed call will represent a larger number of minutes processed.

           Cost of Services (exclusive of depreciation and amortization).  The consolidated cost of services decreased by $13,702,000, or 48%, from the nine months ended April 30, 2008 to the nine months ended April 30, 2009.  The decrease in cost of services is a direct result of the decrease in VoIP services revenue.  Cost of services, as a percentage of revenue decreased by 0.53 % between periods, from 92.91% of revenue during the nine months ended April 30, 2008 to 92.38% of revenue during the nine months ended April 30, 2009.  The main reason for the improvement in cost of services is as a result of our negotiations with our vendors of extended terms and improvements in our cost per minute.  As a result of the decrease in VoIP revenues, our gross margin declined by $953,000 or 43%, to $1,239,000 for the nine months ended April 30, 2009 compared to $2,192,000 for the nine months ended April 30, 2008.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses decreased by $399,000, or 21%, from the nine months ended April 30, 2008 to the nine months ended April 30, 2009.  The decrease is primarily attributable to the decrease in non-cash compensation expense to employees.  During the nine months ended April 30, 2008 we recognized $612,000 in non-cash compensation expense to employees.  In comparison, we only recognized $143,000 in non-cash compensation expense to employees during the nine months ended April 30, 2009.

Legal and Professional Fees.  Legal and professional fees decreased by $9,000, or 4%, from the nine months ended April 30, 2008 to the nine months ended April 30, 2009.  The primary reason for the variance between periods is attributable to $35,000 in legal fees incurred during the nine months ended April 30, 2008 in connection with an investor relations campaign.  We did not incur similar expenses during the nine months ended April 30, 2009.

Bad Debt Expense.  Bad debt expense increased by $4,000, from the nine months ended April 30, 2008 to the nine months ended April 30, 2009.  During the nine months ended April 30, 2009 we only recognized $2,000 in bad debt expense associated with uncollectible accounts.

Depreciation and Amortization.  Depreciation and amortization decreased by $3,000 or 3%, from the nine months ended April 30, 2008 to the nine months ended April 30, 2009.  The reduction in depreciation expense is as a result of some of the equipment and software reaching its depreciable value, thus the decrease between periods.

Operating Income (loss).  The Company’s operating loss increased by $546,000, or 674%, from the nine months ended April 30, 2008 to the nine months ended April 30, 2009.  The increase in operating loss between periods is attributed to the decrease in gross margin, which was slightly offset by the decrease between periods in SG&A expenses.

Other Income (expense).  Other expense during the nine months ended April 30, 2009 included a gain on early extinguishment of debt of $108,000, which was attributed to a discount of $108,000 recognized as a result of the settlement of the promissory note with The Shaar Fund.  However, the gain was offset by our equity interest in Fiesta Communications and an increase in interest expense of $67,000, or 85%, from $79,000 for the nine months ended April 30, 2008 to $146,000 for the nine months ended April 30, 2009.  The increase is attributed to the additional interest expense incurred as a result of the new promissory notes with various holders for $850,000 and a promissory note with San Antonio National Bank for $425,000.
Net Income (loss).  Net loss increased by $588,000, or 494%, from the nine months ended April 30, 2008 to the nine months ended April 30, 2009.  The increase in net loss between periods is attributed to the decrease between periods in operating income and the increase between periods in other expenses.

Preferred Stock Dividends.  Preferred stock dividends decreased by $12,000, or 100%, between periods, from $12,000 for the nine months ended April 30, 2008 to $0 during the nine months ended April 30, 2009.  The decrease in preferred dividends between periods is mainly attributed to a decrease in dividends associated with Series A Convertible Preferred Stock and Series D Convertible Preferred Stock, none of which were outstanding during the nine months ended April 30, 2009.

Reversal of Previously Recorded Preferred Stock Dividends.  During the nine months ended April 30, 2008, we recognized a reversal of previously recorded dividend expense of $340,000.  This reversal occurred as result of the settlement agreement reached between ATSI and The Shaar Fund.  Under the settlement agreement, the Shaar Fund agreed to surrender 742 shares of ATSI’s 6% Series D Cumulative Convertible Preferred Stock and forgive accrued dividends of approximately $340,000 as of October 24, 2007.  We did not recognize any reversals of previously recorded preferred stock dividends during the nine months ended April 30, 2009.

Net Income (loss)Applicable to Common Stockholders.  Net (loss) applicable to common stockholders increased by $916,000, or 438%, from the nine months ended April 30, 2008 to the nine months ended April 30, 2009.  The increase in net loss between periods is attributed to the decrease between periods of $953,000 in gross margin and the increase of $42,000 in minority interest expense. Additionally, during the nine months ended April 30, 2008 we recognized a reversal of previously recorded preferred dividend of $340,000.  We did not recognize this type of reversal during the nine months ended April 30, 2009.  The decrease in the reversal of previously recorded preferred divided was slightly offset by the decrease of $469,000 in non-cash compensation expense to employees and a decrease between periods of $67,000 in gain on early extinguishment of debt as a result of the settlement of a promissory note.

Liquidity and Capital Resources

Cash Position:  We had a cash balance of $1,048,000 as of April 30, 2009.  Net cash consumed by operating activities during the nine months ended April 30, 2009 was approximately $997,000.  Investing activities during the nine months ended April 30, 2009 consumed $144,000, consisting of an increase of $70,000 in the note receivable from Fiesta Communications, a related party, and investments in certificates of deposit of $7,000 and $67,000 associated with the acquisition of various computers and servers.  Financing activities during the nine months ended April 30, 2009 provided $851,000 in cash.  This cash was primarily provided by a promissory note payable of $425,000 with San Antonio National Bank and a financing from various note holders for $850,000.  The cash received from the various promissory notes was slightly offset by the cash consumed by debt principal payments of $374,000 associated with various notes payable, acquisition of our common stock of $48,000 and principal payments of $2,000 associated with a capital lease obligation.  Overall, our net operating, investing and financing activities during the nine months ended April 30, 2009 consumed $290,000 in our available cash.

We are currently utilizing the cash received from various promissory notes payable for $1,275,000.  We believe that this financing will allow us to support our growth during the following fiscal year.  Additionally, we are utilizing the factoring agreement with Wells Fargo Bank as necessary to provide cash for operations.  Under the agreement we are able to factor up to $5,000,000 of our monthly accounts receivable.  On average, we are factoring account receivables of $42,000 per month.  As of April 30, 2009 we had $12,000 of outstanding receivables under the Wells Fargo Factoring agreement.

Our current cash expenses are expected to be approximately $150,000 per month, including wages, rent, utilities and corporate professional fees.  We are currently using $105,000 in cash generated from operations and approximately $40,000 per month of our available cash to cover all monthly cash expenses.  We anticipate that the April 30, 2009 cash balance of $1,048,000 combined with expected net cash flow generated from future operations and the factoring agreement with Wells Fargo Bank, will be sufficient to fund our operations, capital asset expenditures and potential common stock repurchases for the next twelve months.

Our working capital was $33,000 as of April 30, 2009.  This represents a decline of approximately $460,000 from our working capital at July 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

N/A

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.  The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report.  In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken.  Our Chief Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and operating at the reasonable assurance level.

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

ATSI COMMUNICATIONS, INC.
(Registrant)

Date: June 12, 2009	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer

Date: June 12, 2009	By:	/s/ Antonio Estrada
	Name:	Antonio Estrada
	Title:	Sr. VP of Finance & Corporate Controller
(Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.