Form 10-K
period 2009-07-31
ATSI COMMUNICATIONS INC/DE
filed 2009-10-15
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009
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
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $3,270,946 based on the closing price of $0.09 per share on January 31, 2009, as reported on the over-the-counter bulletin board.

There were 45,504,120 shares of issuer’s Common Stock outstanding as of October 14, 2009.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Description of Business	3
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II

Item 5.	Market for Registrant’s Common Equity; Related Stockholder Matters
	and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitive and Qualitative Disclosures about Market Risk	20
Item 8.	Financial Statements and Supplementary Data	21
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosures	42
Item 9A(T).	Controls and Procedures	42
Item 9B.	Other Information	42

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	43
Item 11.	Executive Compensation	45
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	49
Item 13.	Certain Relationships and Related Transactions, and
	Director Independence	50
Item 14.	Principal Accountant Fees and Services	51

PART IV

Item 15.	Exhibits and Financial Statement Schedules	51

SIGNATURES

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

Recent Developments

During the year ended July 31, 2009 (“fiscal 2009”):

•
Entered into a promissory note with San Antonio National Bank and Texas Ventures for $425,000 and $850,000, respectively. The financing arrangement provides us with access to capital to fund our growth initiatives and allows us to service top tier customers that required extended payment terms.

•
Deployed a VoIP technology platform to introduce enhanced VoIP services, including fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, and customized VoIP solutions for specialized applications.  In May 2009, the Company obtained its first account on the enhanced platform consisting of a VoIP network to 154 cities for a Fortune 500 company.  The network provided includes an interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple other IP/PBX features in a hosted environment.

•
Commenced a rigorous effort to improve call quality and the average call duration (“ACD”) of calls processed on our network.  These measures included eliminating underperforming vendors and streamlining routes offered to our customers.  As of July 31, 2009, the Company had eliminated 35 underperforming vendors from its global routing, representing 20% of its vendors.  In addition, individual routes on which call statistics fell to unacceptable levels, the Company blocked VoIP traffic.  These actions resulted in a 55% improvement in ACD year over year.

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

We recently installed a technology platform developed by NetSapiens, Inc. that allows us to offer additional VoIP applications including IP/PBX services, IP trunking, prepaid calling, call center applications, conferencing, messaging and other innovative IP telephony functionality necessary to offer standard and/or custom services to the Residential and Enterprise markets.  We are currently marketing these new VoIP services to potential customers through established channel partners that includes data network providers, value added resellers, telecom operators, and wireless Internet service providers.   Our strategy is to enable our channel partners to provide specialized VoIP services to their established base of customers, thus creating an additional source of revenue for us and our channel partner.   In May 2009, we secured our first customer on the NetSapiens technology platform consisting of a VoIP network to 154 cities for a Fortune 500 company.  The network provided includes an interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple other IP/PBX features in a hosted environment.

Due to the potential cost savings and added features of VoIP, consumers, enterprises, traditional telecommunication service providers and cable television providers view VoIP as the future of telecommunications. This is accelerating the migration from traditional telephone service to VoIP services.  The recent growth in VoIP services is primarily due to:

•	Demand for a lower cost alternative to traditional telephone service;

•	Improved quality and reliability of VoIP calls due to technological advances, increased network development and greater bandwidth capacity; and

•	New product innovations that can be provided by VoIP services providers, but not currently offered by traditional telephone companies.

A recent report published by In-Stat, a market research firm, suggested that revenue in the United States from VoIP business services such as those we can now provide with our NetSapiens platform grew from $485 million in 2007 to a forecasted $1.4 billion in 2009.

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

Employees

As of July 31, 2009, we had eleven employees, all of whom performed operational, technical and administrative functions.  We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

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

Vulnerability of the Internet to malicious activity.  The Internet, and certain components thereof, is susceptible to malicious damage or destruction by the creation and distribution of software designed to interrupt of corrupt the transmission of data, by concerted efforts to cause congestion, and other malicious activities.  If such activities are successful in interrupting the transmission of data between our network and the destination of the transmission, it could have an adverse effect on client confidence in our ability to maintain a stable and reliable network.  Since we do not control access to the servers, gateways, and other components of the Internet that are used to transmit traffic, we are not able to protect such components from attack.

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2.                PROPERTIES.

Our executive office is located at 3201 Cherry Ridge, Building C, Suite 300, San Antonio, Texas, in leased space consisting of 3,618 square feet.  The lease for this facility will expire on November 15, 2011.  We pay annual rent of $50,937.  We believe that our leased facilities are suitable and adequate for their intended use.

ITEM 3.                LEGAL PROCEEDINGS.

The company is a defendant in CHRISTIAN & SMITH, LLP and JOHN M. O'QUINN & ASSOCIATES, LLP vs. ATSI COMMUNICATIONS, INC. filed on December 12, 2008 in the 133rd Judicial District of Harris County, Texas. The plaintiffs claim that the company is responsible for the payment of contingent fees in connection with a suit filed by the plaintiffs as the company’s lawyers against The Shaar Fund.  The company has denied any liability for the contingent fees because the case filed against The Shaar Fund was dismissed without recovering any damages.  This case has been dormant since it was filed and no discovery has been taken. On April 15, 2009, the Court ordered a six-month abatement of the case. The company intends to vigorously defend this matter but cannot determine the likelihood of an adverse outcome or the range of potential loss.

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

Fiscal 2008	Low	High
First Quarter	$0.20	$0.30
Second Quarter	$0.17	$0.28
Third Quarter	$0.15	$0.23
Fourth Quarter	$0.16	$0.24

Fiscal 2009	Low	High
First Quarter	$0.13	$0.23
Second Quarter	$0.07	$0.15
Third Quarter	$0.04	$0.08
Fourth Quarter	$0.04	$0.06

Holders

As of July 31, 2009 we had approximately 8,206 common stockholders.

Dividends

We have not paid cash dividends on our common stock and we do not anticipate paying a dividend in the future.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2009:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	N/A	-0-

Equity Compensation Plans not approved by security holders	8,239,000	$.04	9,261,000

Total	8,239,000	$.04	9,261,000

The material features of each equity compensation plan are described in Note 10 of the Notes to the Financial Statements.

Sales of Unregistered Securities

During the period covered by this report, the Company issued 5,611,962 shares of our common stock to our employees for services rendered. The shares were issued without registration pursuant to Section 4(2) of the Securities Act because of the existing relationship with the individuals to whom the shares were listed.

ITEM 6.                 SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE: This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended.  “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future.  We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,”  “expect,” and “intend.”or words of similar import  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those listed in Item 1A of this Annual Report on Form 10-K and actual results may be materially different than our expectations.

The following is a discussion of the consolidated financial condition and results of operations of ATSI Communications, Inc., for the fiscal years ended July 31, 2009 and 2008.  It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K.  For purposes of the following discussion, fiscal 2009 or 2009 refers to the year ended July 31, 2009 and fiscal 2008 or 2008 refers to the year ended July 31, 2008.

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

Network Services:  We incur bandwidth and co-location charges in connection with Network Services. The bandwidth charges are incurred as part of the connection links between the customer’s different remote locations and sites to transmit data, voice and Internet services.  We also incur co-location charges that are passed through to our customers.

Results of Operations

The following table sets forth certain items included in our results of operations in thousands of dollars amounts and variances between periods for the years ended July 31, 2009 and 2008.

Year Ended July 31, 2009 Compared to Year ended July 31, 2008

	Years ended July 31,
	2009	2008	Variances	%
OPERATING REVENUES:
VoIP services	$19,891	$41,961	$(22,070)	-53%

Total operating revenues	19,891	41,961	(22,070)	-53%

Cost of services (exclusive of depreciation and amortization, shown below)	18,533	38,884	(20,351)	-52%
GROSS MARGIN	1,358	3,077	(1,719)	-56%

Selling, general and administrative expense (exclusive of legal and professional fees)	2,157	2,400	(243)	-10%
Legal and professional fees	353	352	1	0%
Bad debt expense	2	(27)	29	-107%
Depreciation and amortization expense	152	160	(8)	-5%
OPERATING INCOME (LOSS)	(1,306)	192	(1,498)	-780%

OTHER INCOME (EXPENSE):
Gain on early extinguishment of debt	108	41	67	163%
Loss attributed to noncontrolling interest	(114)	-	(114)	-100%
Minority Interest	-	(16)	16	-100%
Interest income (expense)	(196)	(105)	(91)	87%
Total other income (expense), net	(202)	(80)	(122)	153%

NET INCOME (LOSS)	(1,508)	112	(1,620)	-1446%

LESS: PREFERRED DIVIDEND	-	(12)	12	-100%
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	-	340	(340)	-100%

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$(1,508)	$440	$(1,948)	-443%

Operating Revenues.  VoIP services revenue decreased by $22,070,000, or 53%, from the fiscal year ended July 31, 2008 to the fiscal year ended July 31, 2009.  VoIP minutes carried by our network on which we generated revenues decreased by 31% from approximately 564,064,005 minutes of voice traffic during the year ended July 31, 2008 to approximately 391,925,140 minutes of voice traffic during the year ended July 31, 2009.  Additionally, our average revenue per minute (ARPM) decreased by 32% from $0.0742 during the year ended July 31, 2008 to $0.05068 for the year ended July 31, 2009.  During the second quarter of FY2009, we began a rigorous effort to increase traffic quality and the average call duration (ACD) of calls processed by our network. These measures included eliminating and streamlining many of the routes offered. This contributed to a decrease of approximately 20% in the number of vendors connected to our network. Despite the decline in revenue and the total number of minutes processed by our network, our efforts to streamline the routes we offer and eliminate certain routes resulted in an increase in average call duration (ACD) from 2.45 minutes per call for the year ended July 31, 2008 to 4.00 minutes for the year ended July 31, 2009 and partially offsetting the fewer number of calls that were completed through our network during the year ended July 31, 2009. The declines in both the total minutes processed by our network and the average revenue per minute (ARPM) are the direct result of the lower level of international calling during the current global economic recession. We believe that the decision made during the second quarter of Fiscal 2009 to streamline our routes and eliminate under performing and inefficient routes will positively influence our business in the long term, as evidenced by the continued increase in the average call duration. We expect the increase in ACD to have a favorable impact on our total revenues as the number of completed calls processed through our networks return to normal levels since each completed call will represent a larger number of minutes processed.

Cost of Services (exclusive of depreciation and amortization).  The consolidated cost of services decreased by $20,351,000, or 52%, from the year ended July 31, 2008 to the year ended July 31, 2009.  The decrease in cost of services is a direct result of the decrease in VoIP services revenue.  Cost of services, as a percentage of revenue increased slightly between periods, from 92.67% of revenue during the year ended July 31, 2008 to 92.89% of revenue during the year ended July 31, 2009.  The increase in cost of services as a percentage of revenue is a result of increases received from our vendors during the period.  As a result of the decrease in VoIP revenues, our gross margin declined by $1,719,000 or 54% to $1,358,000 for the year ended July 31, 2009 compared to $3,077,000 for the year ended July 31, 2008.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses decreased by $243,000, or 10%, from the year ended July 31, 2008 to the year ended July 31, 2009.  The decrease is primarily attributable to the decrease in non-cash compensation expense to employees.  During the year ended July 31, 2008 we recognized $695,000 in non-cash compensation expense to employees.  In comparison, we only recognized $389,000 in non-cash compensation expense to employees during the year ended July 31, 2009.

Legal and Professional Fees.  Legal and professional fees were comparable between periods at approximately $353,000. During both fiscal years our legal and professional fees were composed of fees to our Auditors and attorneys for matters related to our reporting requirements, legal fees as part of the normal course of business and litigation.

Bad debt expense. Bad debt expense increased by $29,000, or 107%, from the year ended July 31, 2008 to the year ended July 31, 2009.  During the year ended July 31, 2008 we recognized an adjustment in bad debt of $27,000 as a result of changes in the VoIP market and historical uncollectible accounts. We did not incur similar adjustment during the year ended July 31, 2009.

Depreciation and Amortization.  Depreciation and amortization decreased by $8,000 or 5%, from the year ended July 31, 2008 to the year ended July 31, 2009.  The reduction in depreciation expense is as a result of some of the equipment and software reaching its depreciable value, thus the decrease between periods.

Operating Income (loss).  Our operating loss increased by $1,498,000, or 780%, from the year ended July 31, 2008 to the year ended July 31, 2009.  The increase in operating loss between periods is attributed to the decrease in gross margin, which was slightly offset by the decrease between periods in SG&A expenses and depreciation expense.

Other Income (expense).  Other expense during the year ended July 31, 2009 included a gain on early extinguishment of debt of $108,000, which was attributed to a discount of $108,000 recognized as a result of the settlement of the promissory note with The Shaar Fund.  However, the gain was offset by the increase in interest expense of $91,000, or 87%, from $105,000 for the year ended July 31, 2008 to $196,000 for the year ended July 31, 2009.  The increase is attributed to the additional interest expense incurred as a result of the new promissory notes with various holders for $850,000 and a promissory note with San Antonio National Bank for $425,000.

Net Income (loss).  Net loss increased by $1,620,000 or 1,446%, from the year ended July 31, 2008 to the year ended July 31, 2009.  The increase in net loss between periods is attributed to the decrease between periods in operating income and the increase between periods in other expenses.

Preferred Stock Dividends.  Preferred stock dividends decreased by $12,000, or 100%, between periods, from $12,000 for the year ended July 31, 2008 to $0 during the year ended July 31, 2009.  The decrease in preferred dividends between periods is mainly attributed to a decrease in dividends associated with Series A Convertible Preferred Stock and Series D Convertible Preferred Stock, none of which were outstanding during the year ended July 31, 2009

Reversal of Previously Recorded Preferred Stock Dividends.  During the year ended July 31, 2008, we recognized a reversal of previously recorded dividend expense of $340,000.  This reversal occurred as result of the settlement agreement reached with The Shaar Fund.  Under the settlement agreement, the Shaar Fund agreed to surrender 742 shares of our 6% Series D Cumulative Convertible Preferred Stock and forgive accrued dividends of approximately $340,000 as of October 24, 2007.  We did not recognize any reversals of previously recorded preferred stock dividends during the year ended July 31, 2009

Net loss Applicable to Common Stockholders.  Net loss applicable to common stockholders increased by $1,948,000, or 443%, from the year ended July 31, 2008 to the year ended July 31, 2009.  The increase in net loss between periods is attributed to the decrease between periods of $1,719,000 in gross margin and the increase of $91,000 in interest expense. Additionally, during the year ended July 31, 2008 we recognized a reversal of previously recorded preferred dividend of $340,000.  We did not recognize this type of reversal during the year ended July 31, 2009.  The decrease in the reversal of previously recorded preferred divided was slightly offset by the decrease of $306,000 in non-cash compensation expense to employees and a decrease between periods of $67,000 in gain on early extinguishment of debt as a result of the settlement of a promissory note.

Liquidity and Capital Resources

Cash Position:  We had a cash balance of $637,000 as of July 31, 2009.  Net cash consumed by operating activities during the year ended July 31, 2009 was approximately $1,261,000.  Investing activities during the year ended July 31, 2009 consumed $122,000, consisting of an increase of $7,000 associated with investments in certificates of deposit and $115,000 associated with the acquisition of various computers and servers.  Financing activities during the year ended July 31, 2009 provided $682,000 in cash.  This cash was primarily provided by a $425,000 promissory note payable to San Antonio National Bank and a financing from various note holders for $850,000.  The cash received from the various promissory notes was slightly offset by the cash consumed by debt principal payments of $542,000 associated with various notes payable, acquisition of our common stock of $48,000 and principal payments of $3,000 associated with a capital lease obligation.  Overall, our net operating, investing and financing activities during the year ended July 31, 2009 consumed $701,000 in our available cash.

We are currently utilizing the cash received from various promissory notes payable for $1,275,000.  We believe that this financing will allow us to support our growth during the following fiscal year.  Additionally, we are utilizing the factoring agreement with Wells Fargo Bank as necessary to provide cash for operations.  Under the agreement we are able to factor up to $5,000,000 of our monthly accounts receivable.  On average, we are factoring account receivables of $32,000 per month.  As of July 31, 2009 we did not have any outstanding receivables under the Wells Fargo Factoring agreement.

Our current cash expenses are expected to be approximately $150,000 per month, including wages, rent, utilities and corporate professional fees.  We are currently using $105,000 in cash generated from operations and approximately $40,000 per month of our available cash to cover all monthly cash expenses.  We anticipate that the July 31, 2009 cash balance of $637,000, certificate of deposit of $325,000 combined with expected net cash flow generated from future operations and the factoring agreement with Wells Fargo Bank, will be sufficient to fund our operations and capital asset expenditures for the next twelve months.

Our working capital (deficit) was $574,000 as of July 31, 2009.  This represents a decline of approximately $1,001,000 from our working capital at July 31, 2008.

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

Stock-based Compensation. We record compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to February 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value.  We estimate the fair market value of its stock options using the Black Scholes pricing model.  We use the following key assumptions in determining the fair market value of its options:

	For the Years Ended July 31,
	2009	2008
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	126% - 296%	75% - 105%
Risk-free interest rate	2.28% - 3.48%	3.15% - 4.65%
Expected life of options	3.75 - 4.5 years	4 - 6 years

Derivative financial instruments. We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate the application of SFAS 133 and EITF 00-19 for all convertible financial instruments and freestanding warrants.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and Stockholders
ATSI Communications, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of ATSI Communications, Inc. and subsidiaries as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of ATSI’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATSI as of July 31, 2009 and 2008 and the consolidated results of their operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

October 15, 2009

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 31,	July 31,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$637	$1,338
Certificates of deposit	325	-
Accounts receivable, net of allowance for bad debt of $10 and $60, respectively	337	1,082
Notes receivable, related party	-	25
Prepaid & other current assets	77	124
Total current assets	1,376	2,569

LONG-TERM ASSETS:
Certificates of deposit	-	319
Intangible Assets, net of amortization of $16 and $1, respectively	134	149

PROPERTY AND EQUIPMENT	794	611
Less - accumulated depreciation	(576)	(439)
Net property and equipment	218	172

Total assets	$1,728	$3,209

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$585	$1,361
Wells Fargo factoring collateral	-	18
Accrued liabilities	192	116
Current portion of obligation under capital leases	-	3
Notes payable, net of unamortized discount of $33 and $0, respectively	1,173	566
Convertible debentures, net of unamortized discount of $0 and $5, respectively	-	78
Total current liabilities	1,950	2,142

LONG-TERM LIABILITIES:
Notes payable	291	588
Derivative liability	85	-
Convertible debentures, net of unamortized discount of $0 and $3, respectively	-	81
Obligation under capital leases, less current portion	-	1
Other	3	3
Total long-term liabilities	379	673

Total liabilities	2,329	2,815

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, 16,063,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 45,504,120 and 39,550,415 shares
issued and outstanding, respectively	46	39
Additional paid in capital	73,253	72,747
Noncontrolling interest	(114)	-
Accumulated deficit	(73,787)	(72,393)
Other comprehensive income	1	1
Total stockholders' equity (deficit)	(601)	394
Total liabilities and stockholders' equity (deficit)	$1,728	$3,209

See accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended July 31,
	2009	2008
OPERATING REVENUES:
VoIP services	$19,891	$41,961

Total operating revenues	19,891	41,961

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	18,533	38,884
Selling, general and administrative expense (exclusive of legal and professional fees)	2,157	2,400
Legal and professional fees	353	352
Bad debt expense	2	(27)
Depreciation and amortization expense	152	160
Total operating expenses	21,197	41,769

OPERATING INCOME (LOSS)	(1,306)	192

OTHER INCOME (EXPENSE):
Gain on early extinguishment of debt	108	41
Loss attributed to noncontrolling interest	(114)	-
Investment loss	-	(16)
Interest expense	(196)	(105)
Total other expense	(202)	(80)

NET INCOME (LOSS)	(1,508)	112

LESS: PREFERRED DIVIDEND	-	(12)
ADD: REVERSAL OF PREVIOUSLY RECORDED PREFERRED DIVIDEND	-	340

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$(1,508)	$440

BASIC INCOME (LOSS) PER SHARE TO COMMON STOCKHOLDERS	$(0.04)	$0.01
DILUTED INCOME (LOSS) PER SHARE TO COMMON STOCKHOLDERS	$(0.04)	$0.01

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	40,043,303	39,143,748
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	40,043,303	39,197,319

See accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JULY 31, 2008 AND 2009
(in thousands, except share amounts)

							Additional
	Preferred (D)		Preferred (E)		Common		Paid-in	Noncontrolling	Accumulated	Other Comp.
	Shares	Par	Shares	Par	Shares	Par	Capital	interest	Deficit	Income/Loss	Totals
BALANCE, JULY 31, 2007	742	1	1,170	1	37,620,513	38	$72,222	$-	$(72,505)	$1	$(242)
Repurchase of Common Shares					(44,002)	-	(10)				(10)
Shares issued for Services					1,448,686	1	348				349
Common shares issued for Preferred Stock Conversion					3,434	-	1				1
Dividends declared							(12)				(12)
Reversal of previously recorded preferred dividend							340				340
Stock option expense							423				423
Shares issued for conversion of notes payable					521,784	-	135				135
Retirement of preferred stock, settlement of lawsuit	(742)	(1)	(1,170)	(1)			(700)				(702)
Net income									112		112
BALANCE, July 31, 2008	-	-	-	-	39,550,415	39	$72,747	$-	$(72,393)	$1	$394
Repurchase of common shares					(295,981)	-	(48)				(48)
Stock issued for services to employees					5,611,963	6	219				225
Stock option expense							164				164
Shares issued for conversion of notes payable					637,723	1	171				172
Net loss								(114)	(1,394)		(1,508)
BALANCE, July 31, 2009	-	-	-	-	45,504,120	46	$73,253	$(114)	$(73,787)	$1	$(601)

See accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Years ended July 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(1,508)	$112
Adjustments to reconcile net loss to cash used in operating activities:
Investment loss	-	16
Loss attributed to noncontrolling interest	114	-
Gain on early extinguishment of debt	(108)	(41)
Depreciation and amortization	152	160
Issuance of stock grants and options, employees for services	389	695
Issuance of common stock and warrants for services	-	77
Provisions for losses on accounts receivables	2	(27)
Amortization of debt discount	60	8
Changes in operating assets and liabilities:
Accounts receivable	609	(238)
Prepaid expenses and other	(21)	(96)
Accounts payable	(1,041)	322
Wells Fargo Factoring Collateral	(18)	-
Accrued liabilities	109	(23)
Net cash (used in) / provided by operating activities	(1,261)	965

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(7)	(13)
Note receivable, related party	-	(25)
Purchase of VoIP License	-	(100)
Purchases of property & equipment	(115)	(25)
Net cash used in investing activities	(122)	(163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(542)	(251)
Retirement of redeemable preferred stock series D&E	-	(250)
Acquisition of common stock	(48)	(10)
Proceeds from Notes payables	1,275	-
Principal payments on capital lease obligation	(3)	(3)
Net cash provided by / (used in) financing activities	682	(514)

DECREASE IN CASH	(701)	288
CASH AND CASH EQUIVALENTS, beginning of period	1,338	1,050

CASH AND CASH EQUIVALENTS, end of period	$637	$1,338

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$117	$(62)
Cash paid for income tax	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$172	$136
Conversion of preferred stock to common stock	-	1
Preferred stock dividends	-	12
Reversal of previously recorded preferred stock dividend	-	(340)
Put option classified as derivative liability	85	-
Gain from the sale of Telefamilia	-	82
Acquisition of VoIP license, conversion of note receivable	-	150
Acquisition of fixed assets, conversion of prepaid and accounts receivable, respectively	64	50
Note payable, settlement of redeemable preferred stock	-	450

See accompanying notes to financial statements

ATSI COMMUNICATIONS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business.  ATSI Communications, Inc. was incorporated in Nevada on May 24, 2004. ATSI is an international telecommunications carrier that utilizes the Internet to provide economical international communication services to carriers and telephony resellers around the world. ATSI’s continuing operations consist of VoIP carrier services and network services. ATSI’s primary business consists of providing VoIP communication services to U.S. and foreign telecommunications companies that lack transmission facilities and require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. ATSI recently installed a VoIP technology platform that allows the Company to offer other VoIP applications including IP/PBX services, IP trunking, prepaid calling, call center applications, conferencing, messaging and other innovative IP telephony functionality.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company, and its subsidiaries, which are either majority owned or controlled by the Company. In accordance with Financial Accounting Standards Board Interpretation No. 46 (Revised) (“FIN46R”), Consolidation of Variable Interest Entities, the Company identifies entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE") and determines when and which business enterprise, if any, should consolidate the VIE. In addition, the Company discloses information pertaining to such entities wherein the Company is the primary beneficiary or other entities wherein the Company has a significant variable interest. All significant intercompany transactions and balances have been eliminated.

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

Direct Cost of Revenue.

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

Certificates of Deposit.

On July 23, 2009 ATSI purchased a $215,000 certificate of deposit, with a one month maturity and a variable interest rate of return, from Wells Fargo Bank. The certificate of deposit automatically renews on a monthly basis.

On July 9, 2009 ATSI purchased a $110,000 certificate of deposit, with a monthly maturity and a variable interest rate of return, from Wells Fargo Bank.  The certificate of deposit is pledged as collateral on a $100,000 promissory note with Wells Fargo Bank. The certificate of deposit automatically renews on a monthly basis.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2009 and 2008, ATSI’s allowance for doubtful accounts balance was approximately $10,000 and $60,000, respectively.

Investment in unconsolidated subsidiaries.

ATSI Comunicaciones S.A de C.V., (ATSICOM)

On May 22, 2003 ATSI sold 51% of its interest in ATSI Comunicaciones S.A de C.V., (ATSICOM) As of July 31, 2008, ATSI has a 49% interest in the profits and equity of ATSICOM, a Mexican corporation engaged in providing telecommunication services. During fiscal 2003, ATSI recorded the investment in the unconsolidated subsidiary in conformity with the equity method of accounting. During the year ended July 31, 2004, ATSI determined that the estimated future cash flows expected from the concession license were less than its carrying value. As a result ATSI recorded an impairment loss of approximately $702,000 to reduce the recorded value of the concession license to zero. Although there is no assurance of future value appreciation, from time to time ATSI will conduct a valuation of its investment in the concession license and record the determined value, if any, in its financial statements. As of July 31, 2009, nothing has come to management’s attention that would require ATSI to make any adjustment to its financial statement.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.  There are no derivative instrument liabilities as of July 31, 2009 or 2008, respectively.

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

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended July 31, 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently issued accounting pronouncements. Effective August 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 applies whenever another U.S. GAAP standard requires (or permits) measurement of assets or liabilities at fair value, but does not expand the use of fair value to any new circumstances. The Company also adopted FASB Staff Position ("FSP") No. FAS 157-2, Effective Date of FASB Statement No. 157, which allows the Company to partially defer the adoption of SFAS 157. This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The adoption of SFAS No. 157 and FSP No. 157-2 had no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for disclosure to enable evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for ATSI as to business combinations the Company makes beginning in fiscal 2010. The Company adopted this standard as of August 1, 2009 and does not expect it to have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. SFAS 160 also changes the accounting and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. The Company adopted this standard effectively August 1, 2009 and does not expect it to have an impact on the Company’s financial statements.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). The FSP amends the factors considered in developing renewal or extension assumptions for determining the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The FSP's intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the U.S. Companies must adopt the FSP for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Companies must apply the guidance for determining the useful life of a recognized intangible asset prospectively to intangible assets acquired after the effective date. Companies must also apply certain disclosure requirements prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company adopted this standard effectively August 1, 2009 and does not expect it to have an impact on the Company’s financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company adopted this standard effectively August 1, 2009 and does not expect it to have an impact on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.

In November 2008, the FASB issued EITF Issue 08-8, Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary  (“EITF No. 08-8”). This Issue was effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. EITF No. 08-8 supersedes EITF No. 00-6 and amends EITF 00-19 such that provided that the subsidiary is a substantive entity, instruments indexed to the stock of a subsidiary could be considered indexed to the entity’s own stock within the consolidated financial statements. The Company adopted this standard effectively August 1, 2009 and does not expect it to have an impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the adoption did not have a material impact on ATSI’s consolidated financial position, results of operations or cash flows.

ATSI does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on ATSI’s results of operations, financial position or cash flows.

NOTE 2 - ACCOUNTS RECEIVABLE

On December 12, 2007, ATSI entered into a $3,000,000 accounts receivable financing agreement with Wells Fargo Business Credit (“WFBC”), a division of Wells Fargo Bank, N.A.  On March 26, 2008, WFBC increased the accounts receivable financing to $5,000,000.  ATSI may offer to sell with recourse not less than $350,000 and no more than $5,000,000 of its accounts receivable to WFBC each month.  WFBC pays to ATSI 85% of the aggregate amount of each account transferred under the Account Transfer Agreement.  Once the account is collected by WFBC, it retains the amount originally paid for the account plus a daily factoring rate of 0.0349% for each day outstanding measured from the funding date and until the account is paid by ATSI’s customer.  If an account is not paid within 90 days, ATSI must repurchase the account for the amount that it originally received for the account and pay the factor rate that has accrued prior to repurchase.  The factoring agreement is for twelve months and ATSI can terminate this agreement upon 30 days written notice, subject to a $15,000 early termination fee.  Under the receivable financing agreement with WFBC, ATSI is factoring approximately $32,000 of its monthly receivables.  As of July 31, 2009, ATSI did not have any outstanding receivables under the Wells Fargo Factoring agreement. ATSI will continue to factor its receivables on a monthly basis as services are rendered to its customers.

NOTE 3 – INTANGIBLE ASSETS

During fiscal 2008 ATSI loaned $150,000 to NetSapiens Inc. The note receivable had a maturity date of June 26, 2008 with interest at 8% per year. The note was secured by NetSapiens’ proprietary Starter Platform License and SNAPsolution modules.  On June 26, 2008 ATSI converted the outstanding interest and principal balance into a lifetime and perpetual NetSapiens’ License. The License provides ATSI with the ability to offer Hosted PBX (Private Branch eXchange), IP Centrex application, prepaid calling, call center, conferencing, messaging and other innovative telephony functionality necessary to offer standard and/or custom services to the Residential and Enterprise markets. The NetSapiens’ License is being amortized equally over a period of 10 years.

NOTE 4 - PROPERTY AND EQUIPMENT

Following is a summary of ATSI’s property and equipment at July 31, 2009 and 2008 (in thousands):

	Useful lives	2009	2008
Telecom equipment & software	1-5 years	$794	$611
Less: accumulated depreciation		(576)	(439)
Net–property and equipment		$218	$172

For the years ended July 31, 2009 and 2008, depreciation and amortization totaled approximately $152,000 and $160,000, respectively.

NOTE 5 – DEBT

At July 31, 2009 and 2008 outstanding debt consisted of the following: (In thousands, except per share amounts)
	July 31,	July 31,
	2009	2008

9% Convertible Subordinated Debenture, bearing interest at 9.00% per annum maturing
June 1, 2010, convertible into common stock annually at the higher of:
A) $0.27 per share or B) the average closing price of ATSI common stock for the 10 days immediately preceding the date of conversion, subject to a maximum number of 1,540,741 common shares issuable upon conversion, outstanding balance, net of unamortized discount of $0 and $5, respectively. On October 20, 2008 we reached a settlement agreement with the Debenture holders, as result we converted the outstanding principal balance and accrued
interest of $166 into 637,723 shares of common stock.	$-	$159

Note payable to CCA Financial Services payable in monthly
installments bearing interest at 13.50% per annum, maturing December 31, 2008, collateralized by ATSI's equipment, deposit of accounts and accounts receivables.
On October 23, 2008, we paid in full the total outstanding principal balance and accrued
interest of $54.	-	101

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum,
maturing January 31, 2011, unsecured.	460	460

Note payable to The Shaar Fund, payable in quarterly installments bearing interest of
7.50% per annum, maturing April 12, 2012. On October 30, 2008, we reached a settlement agreement, in which we agreed to pay $290 to fully satisfy the note. Additionally, the
note holder agreed to provide us with a discount of $108, unsecured.	-	416

Note payable to Wells Fargo bank payable in monthly installments, bearing interest at 7.00%
per annum, maturing April 1, 2009, collateralized by ATSI's certificates of deposit.	-	39

Note payable to Wells Fargo bank payable in monthly installments, bearing interest at 7.25%
per annum, maturing July 25, 2010, collateralized by ATSI's certificates of deposit.	72	138

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
$0.39 per warrant. Call right. At any time any warrants are outstanding, if the last sale price of ATSI’s common stock is greater than $.80 per share for ten (10) consecutive trading days, ATSI shall be entitled to require the purchaser to exercise the warrants and pay the exercise price therefore
upon five (5) business days written notice. Net of unamortized discount of $33 and $0, respectively.	604	-

Note payable to San Antonio National Bank payable in monthly installments, bearing interest
at 8.00% per annum, maturing October 25, 2011, collateralized by ATSI's assets.	328	-

Total outstanding debt long-term debt	1,464	1,313
Current portion of long-term debt	(1,173)	(644)
Long-term debt, net of current portion	$291	$669

Payments on long-term debt of ATSI are due as follows:
(in thousands)
Fiscal 2010	$1,173
Fiscal 2011	291
Total payments	$1,464

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

NOTE 6 – GAIN ON EARLY EXTINGUISHMENT OF DEBT

In December 2007, ATSI entered into a promissory note payable with The Shaar Fund, Ltd.  The promissory note was entered into as a result of the settlement agreement reached in which all parties agreed to release each other from all claims relating to the Series D Preferred Stock. As part of the settlement ATSI agreed to pay to The Shaar Fund, Ltd. the sum of $75,000 in cash in December 2007 and issue to The Shaar Fund a promissory note in the original principal amount of $450,000, bearing interest at the rate of 7.5% per annum and payable in 16 quarterly payments over 48 months.  If paid in full within the first 18 months, ATSI is entitled to a discount of 22.5% on the then outstanding principal balance.  On October 30, 2008, ATSI entered into a note discharged agreement and agreed to pay to The Shaar Fund, Ltd. $290,000 to satisfy the principal and accrued interest outstanding of $390,625 and $7,534, respectively.  As a result of the discharge agreement, ATSI recognized a gain on early extinguishment of debt of $108,160.

NOTE 7 - INCOME TAXES

At July 31, 2009, ATSI had a consolidated net operating loss carry-forward (“NOL”) of approximately $17,665,000 expiring ranging from 2020 through 2029. ATSI had no deferred tax asset resulting from its NOL. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382 of the Tax Reform Act of 1986.

ATSI conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and ATSI’s liquidity and equity positions. As of July 31, 2009, ATSI has determined that a valuation allowance is necessary for the entire amount of deferred tax assets.

Deferred tax assets are comprised of the following as of July 31, 2009 and 2008:

	2009	2008
Deferred tax assets	$6,183,000	$5,642,000
Valuation allowance	(6,183,000)	(5,642,000)
Total deferred tax asset, net	$-	$-

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases:

ATSI leases its office space with monthly payments of $4,245; the lease expires in November 2011. The annual rent expense under the operating lease was $49,419 and $50,937 for 2008 and 2009, respectively. The future minimum lease payments under the operating lease are as follows:

FY2010	49,020
FY2011	49,020
FY2012	12,255

NOTE 9 – EQUITY

Common Stock

During the year ended July 31, 2009 ATSI issued:

-
637,723 common shares to the holders of the Convertible Debentures in lieu of the conversion of notes payable in the principal amount of $166,400 and accrued interest of $5,785 at a conversion price of $0.27, in accordance with the original terms of the notes which allowed for voluntary conversion by the company at a conversion price at the higher of (a) $0.27 per share or (b) the average closing price of ATSI’s common stock for the 10 days immediately preceding the date of conversion.

-	5,611,963 common shares to its employees and directors for services rendered. ATSI recorded the fair value of $225,000 as the compensation expense in its statement of operations

During the year ended July 31, 2008 ATSI issued:

-	149,288 common shares valued at $30,820 to its placement agent and consultants for their services rendered.

-	1,299,398 common shares to its employees and directors for services rendered. ATSI recorded the fair value of $272,873 as the compensation expense in its statement of operations.

-	3,434 common shares to a Series H Preferred Stock stockholder for an conversion of the Series H Preferred Stock.

-	130,436 common shares to Alfonso Torres in lieu of $30,000 in accrued interest associated with the Alfonso Torres note payable.

-	391,348 common shares to the holders of the Convertible Debentures in lieu of a principal payment of $83,200 and $22,464 in accrued interest.

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

On December 10, 2007, ATSI and The Shaar Fund entered into a settlement agreement relating to certain litigation.  ATSI paid $75,000 on December 12, 2007 and agreed to pay another $450,000 with interest at 7.5% per annum in quarterly payments of $16,667 on each of January 31, 2008 and April 30, 2008, and in quarterly payments of $26,042 commencing on July 31, 2008 and continuing until April 30, 2012.  If paid in full within the first 18 months, ATSI will be entitled to a discount of 22.5% on the then outstanding principal balance.  On October 30, 2008, ATSI entered into a note discharged agreement and subsequently paid The Shaar Fund, Ltd. $290,000 to satisfy the principal and accrued interest outstanding of $390,625 and $7,534, respectively.  As a result of the discharge agreement ATSI recognized a gain on early extinguishment of debt of $108,160.

Series E Preferred Stock

Series E Preferred Stock were issued in October 2000 with a stated value of $1,000 per share.. The Series E Preferred Stock contain certain conversion and redemption features which provide that (1) they may be converted into Common Stock for up to three years at the lesser of a) the market price – defined as the average of the closing bid price for the five lowest of the ten trading days prior to conversion or b) the fixed conversion price – defined as 120% of the lesser of the average closing bid price for the ten days prior to closing or the October 12, 2000 closing bid price and (2) allow for mandatory redemption by the holder upon certain conditions. The Series E Preferred Stock allows the holder to elect redemption at $1,250 per share plus 6% per annum if: 1) ATSI refuses conversion notice, 2) an effective registration statement was not obtained by prior to March 11, 2001, 3) bankruptcy proceedings are initiated against ATSI, 4) The Secretaría de Comunicaciones y Transportes of the SCT limits or terminates the scope of the concession or, 5) if ATSI fails to maintain a listing on NASDAQ, NYSE or AMEX. ATSI believes that the holders of the Series E Preferred Stock can no longer enforce the conversion or redemption features of the Preferred Stock instruments due to, among other things, the expiration of the applicable statute of limitations.

In August 2007, ATSI paid $175,000 to the Series E Preferred Stock stockholders and the 1,170 shares of Series E Preferred Stock were cancelled.

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

During the year ended July 31, 2008, ATSI granted:

- Options to purchase 1,835,000 common shares to certain employees and Board Members with an exercise price of $0.21 per share, the closing price of ATSI’s common stock on the grant date, August 15, 2007.  One third of the options vested immediately on the grant date and the remaining two-thirds will vest as follows: one-third on the first anniversary of the grant date and one-third on the second anniversary of the grant date.  All options expire if not exercised on or before the tenth anniversary of the grant date.  Under the fair value option method, ATSI recognized $89,000 of compensation expense associated with the vested options on the date of grant.  ATSI will recognize the remaining $177,000 of non-cash compensation expense related to un-vested options over the relevant service periods.

- Options to purchase 750,000 common shares to an employee with an exercise price of $0.23 per share, the closing price of ATSI’s common stock on the grant date, September 1, 2007.  Upon successfully achieving performance objectives set by ATSI’s board of directors, the options will vest one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant, and one-third on the third anniversary of the date of grant.  All options expire if not exercised on or before the tenth anniversary of the grant date.  Under the fair value option method, ATSI will recognize $119,000 of non-cash compensation expense over the relevant service period.

- Options to purchase 30,000 common shares to an employee with an exercise price of $0.27 per share, the closing price of ATSI’s common stock on the grant date, November 1, 2007. The options will vest one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant, and one-third on the third anniversary of the date of grant.  All options expire if not exercised on or before the tenth anniversary of the grant date.  Under the fair value option method, ATSI will recognize $5,500 of non-cash compensation expense over the relevant service period.

- Options to purchase 100,000 common shares to an employee with an exercise price of $0.18 per share, the closing price of ATSI’s common stock on the grant date, January 28, 2008. The options will vest one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant, and one-third on the third anniversary of the date of grant.  All options expire if not exercised on or before the tenth anniversary of the grant date.  Under the fair value option method, ATSI will recognize $14,753 of non-cash compensation expense over the relevant service period.

- ATSI issued 1,299,398 shares of unrestricted common stock to its employees and directors for services rendered with a value of $272,873.

During the year ended July 31, 2009, ATSI granted:

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

- On January 30, 2009, ATSI’s Board of Directors approved the amendment of previously awarded stock options and as a result ATSI cancelled 8,239,000 stock options and reissued 7,619,000 stock options to various employees.  The new exercise price of these options is set at $0.08 per share, the closing price as of the date of the amendment of the terms.  The options vested upon issuance and will expire if not exercised on or before the seventh anniversary of the grant date.  Under SFAS No.123R, a modification of the terms of an award that makes it more valuable shall be treated as an exchange of the original award for a new award.  In substance, the entity repurchases the original instrument by issuing a new instrument of greater value, incurring additional compensation cost for that incremental value.  The incremental value shall be measured by the difference between (a) the fair value of the modified option determined in accordance with the provisions of this section and (b) the value of the old option immediately before its terms are modified, determined based on the shorter of (1) its remaining expected life or (2) the expected life of the modified option. Upon issuance, ATSI recognized $46,038 of non-cash incremental compensation expense. These options were subsequently canceled during fiscal 2009.

- On July 16, 2009, ATSI’s Board of Directors approved the amendment of previously awarded stock options and as a result ATSI cancelled 7,619,000 stock options and reissued 7,619,000 stock options to various employees.  The new exercise price of these options is set at $0.04 per share, the closing price as of the date of the amendment of the terms.  The options vested upon issuance and will expire if not exercised on or before the seventh anniversary of the grant date.  Under SFAS No.123R, a modification of the terms of an award that makes it more valuable shall be treated as an exchange of the original award for a new award.  In substance, the entity repurchases the original instrument by issuing a new instrument of greater value, incurring additional compensation cost for that incremental value.  The incremental value shall be measured by the difference between (a) the fair value of the modified option determined in accordance with the provisions of this section and (b) the value of the old option immediately before its terms are modified, determined based on the shorter of (1) its remaining expected life or (2) the expected life of the modified option. Upon issuance, ATSI recognized $9,747 of non-cash incremental compensation expense.

- On July 16, 2009, ATSI’s Board of Directors approved the amendment of previously awarded stock options and as a result ATSI reissued 520,000 stock options to two employees at an exercise price of $0.04 per share, the closing price as of the date of the amendment of the terms, 250,000 vest September 1, 2009, 10,000 vest November 1, 2009, 250,000 vest September 1, 2010 and 10,000 vest November 1, 2010.  All options expire if not exercised on or before the seventh anniversary of the grant date.  Under the fair value option method, ATSI will recognize over the relevant service periods $19,439 of non-cash compensation expense related to un-vested options.

During the year ended July 31, 2009, ATSI forfeited:

-	ATSI forfeited 720,000 options to purchase common shares to various employees that were terminated during fiscal 2009. None of the options had vested.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended July 31,
	2009	2008
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	126% - 296%	75% - 105%
Risk-free interest rate	2.28% - 3.48%	3.15% - 4.65%
Expected life of options	3.75 - 4.5 years	4 - 6 years

ATSI recognized $388,000 and $695,000 in stock based compensation expense to employees during years ended July 31, 2009 and 2008, respectively.  Unamortized compensation cost totaled $27,960 and $147,174 at July 31, 2009 and July 31, 2008, respectively.

ATSI estimates the expected life of its options using the “simplified method” allowed for under SAB 107 which is the average between the contract term and the weighted average vesting period of the options.

The aggregate intrinsic value for the options outstanding as of July 31, 2009 and 2008 is $68,340 and $164,780, respectively.

A summary of the options as of July 31, 2009 and 2008 and the changes during the years ended July 31, 2009 and 2008 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
2005 Stock Compensation Plan	Options	exercise price	term (years)

Outstanding at July 31, 2007	5,599,000	$0.17	6

Granted	2,715,000	0.22	6
Forfeited	(75,000)	0.21	6

Outstanding at July 31, 2008	8,239,000	0.19	6

Granted	16,613,000	0.06	7
Forfeited	(16,578,000)	0.14	4

Outstanding at July 31, 2009	8,274,000	0.04	7

Exercisable at July 31, 2009	7,619,000	$0.04	7

NOTE 11 – WARRANTS ISSUED FOR SERVICES

During the year ended July 31, 2008 ATSI granted 375,000 warrants for consulting services. The exercise price of the warrants was set at $.18 per warrant. ATSI recognized a non-cash warrant expense of $45,753 during the year ended July 31, 2008.

During the year ended July 31, 2009, ATSI issued warrants to purchase 425,000 common shares to ATVF, Scott Crist, Roderick Ciaccio & Vencore solutions.

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

The fair value of the warrants was estimated to be $70,760 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	131.4%
Risk-free interest rate	3.37%
Contractual life of warrants	7 years

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

A summary of the warrants as of July 31, 2009 and 2008 and the changes during the years ended July 31, 2009 and 2008 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2007	-	$-	-
Granted	375,000	0.18	4
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at July 31, 2008	375,000	$0.18	4
Granted	425,000	0.19	7
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at July 31, 2009	800,000	$0.19	7

Exercisable at July 31, 2009	800,000	$0.19	5.5

There were no aggregate intrinsic values on the warrants outstanding as of July 31, 2009 and 2008.

NOTE 12 – SHARE REPURCHASE PROGRAM

On March 24, 2008, ATSI’s Board of Directors approved a share buyback plan allowing ATSI to purchase up to $1 million of its common stock.  During fiscal 2009 and 2008, ATSI repurchased 295,981 shares and 44,002 shares an average purchase price of $0.17 and $0.22, respectively.

NOTE 13 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan.  The board of directors approved the plan on September 15, 2006. Under the plan our employees qualified to participate in the plan after one year of employment. Contribution under the plan is based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding.  During fiscal 2009 and 2008, we contributed under the plan $174,000 and $194,000, respectively.

NOTE 14 – EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share have been computed based upon the weighted average common shares outstanding. Diluted earnings per share give effect to outstanding convertible preferred shares, warrants and stock options, unless their effect is anti-dilutive. Earnings (loss) per common share have been computed as follows:

	Year ended July 31,
	2009	2008
	(In thousands, except share information)
Net income (loss) to be used to compute income
(loss) per share:
Net income (loss)	$(1,508)	$112
Less preferred dividends	-	328

Net income attributable to common
Shareholders	(1,508)	440

Weighted average number of shares:
Weighted average common shares outstanding - basic	40,043,303	39,143,748
Effect of warrants and options	-	53,571

Weighted average common shares outstanding
assuming dilution	40,043,303	39,197,319

Basic income per common share	$(0.04)	$0.01

Diluted income per common share	$(0.04)	$0.01

NOTE 15 – FINANCIAL CONSOLIDATION OF FIESTA COMMUNICATIONS

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

For the year ended July 31, 2009, ATSI analyzed its investment in Fiesta and concluded that Fiesta to be a Variable Interest Entity as defined under FIN46R. ATSI also evaluated all of its outstanding arrangements with Fiesta and determined ATSI not as a primary beneficiary of Fiesta. ATSI accounted for its investment in Fiesta under equity method. ATSI recognized a loss of $16,000 from its investment in Fiesta during fiscal 2008.

On October 31, 2008, ATSI and Fiesta agreed to extend the maturity date on the $30,000 promissory note to April 30, 2009 and all other terms remained the same.  On October 31, 2008, Fiesta entered into a note payable with ATSI for $95,000, with a maturity date of April 30, 2009 and an interest rate of 10%. Additionally, on October 31, 2008, Fiesta paid in full to ATSI a promissory note with a principal balance of $35,000 and $1,467 in accrued interest. During the year ended July 31, 2009, ATSI also advanced additional $80,000 to Fiesta; the promissory note has a maturity date of January 31, 2010 and an interest rate of 8%. This note is secured by Fiesta’s assets, including contracts and intangible assets.

As July 31, 2009, ATSI reconsidered its investment in Fiesta under the guidance of FIN46R and concluded that because the additional funding provided to Fiesta during fiscal 2009, ATSI became the primary beneficiary of Fiesta. ATSI will absorb a majority of losses of Fiesta. As of July 31, 2009, ATSI financially consolidated Fiesta. All significant intercompany transactions and balances have been eliminated.

NOTE 16 – MAJOR CUSTOMERS AND MAJOR VENDORS

ATSI generated 20 percent of its revenues from three customers during the year ended July 31, 2009 and 26 percent of its revenues from three customers during the year ended July 31, 2008.

ATSI incurred 28 percent of its cost of revenues to three vendors during the year ended July 31, 2009 and 43 percent of its cost of revenues to three vendors during the year ended July 31, 2008.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of July 31, 2009 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.           OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Business Experience

The following table contains the name, age of our directors and executive officers.

Name	Age	Position Held
Arthur L. Smith	44	President, Chief Executive Officer and Director
Ruben R. Caraveo	41	Sr. Vice President, Operations and Technology
Antonio Estrada Jr.	34	Sr. Vice President, Treasurer & Corporate Controller
John R. Fleming	55	Director, Interim Executive Chairman of the Board
Murray R. Nye	55	Director

Arthur L. Smith has served as our Chief Executive Officer and Director since May 2003. Mr. Smith also served as the President of ATSI de Mexico S.A de C.V. from August 2002 to April 2003, as our Chief Executive Officer and a Director from June 1996 to July 2002 and as our President since our formation in June 1996 to July 1998. Mr. Smith also served as President, Chief Operating Officer and a director of ATSI-Canada since its formation in May 1994. From December 1993 until May 1994, Mr. Smith served in the same positions with Latcomm International Inc., which amalgamated with Willingdon Resources Ltd. to form ATSI-Canada in May 1994. Mr. Smith also served as Chairman of the Board of ATSI’s subsidiary, Globalscape, Inc. (NYSE:GSB), until its spin-off and subsequent sale in June 2002. From June 1989 to December 1993, Mr. Smith was employed as director of international sales by GeoComm Partners, a satellite-based telecommunications company located in San Antonio, providing telecommunications services to Latin America.  Mr. Smith has over 20 years’ experience in the telecommunications industry.

Ruben R. Caraveo has served as our Sr. Vice President of Operations and Technology since August 2006, and is also the President for our wholly-owned subsidiary Digerati Networks, Inc.  Prior to joining ATSI, Mr. Caraveo served as Vice President of Vycera Communications where he was responsible for overseeing wholesale carrier sales, and daily operations, including Engineering, Marketing, and the Network Operations Center. His prior experience also includes management positions with Worldtel Interactive, Frontier, and WorldCom.  Mr. Caraveo has more than 20 years’ telecommunications industry experience, specializing in the areas of Carrier Sales, Network Operations, Engineering, Data and Systems Analysis, Product Marketing, and Systems Development.  Mr. Caraveo attended California State University, Northridge, School of Engineering.

Antonio Estrada Jr. has served as our Sr. Vice President of Finance since August 2007. From May 2003 to July 2007, Mr. Estrada served as the Corporate Controller. From January 2002 through January 2003, Mr. Estrada served as our Director of International Accounting and Treasurer. From January 2001 to January 2002, Mr. Estrada served in various roles, including International Accounting Manager and General Accountant. Prior to joining ATSI in 1999 he served as a Senior Accountant for the Epilepsy Association of San Antonio and South Texas. Mr. Estrada has more than 11 years’ experience in the telecommunications industry, financial reporting, treasury management, internal audit, SOX compliance, and accounting. Mr. Estrada graduated from the University of Texas at San Antonio, with a Bachelors of Business Administration, with a concentration in Accounting.

John R. Fleming has served as our Non-executive Chairman of the Board since August 2002 and as one of our Directors since January 2001. Mr. Fleming is the principal and founder of Vision Corporation, an early-stage investment company that focuses on communications technologies, service and hardware.   Mr. Fleming also sets on the board of Mediaxstream Communications which is a high definition delivery system that services major studios and sports venues throughout the country.  Prior to forming Vision Corporation, Mr. Fleming served as President, International of IXC Communications, Inc. from April 1998 to December 1999. Immediately prior to that he served as IXC’s President of Emerging Markets from December 1997, as Executive Vice President of IXC from March 1996 through November 1997 and as Senior Vice President of IXC from October 1994 through March 1996. He served as Vice President of Sales and Marketing of IXC from its formation in July 1992 until October 1994. Prior to that, Mr. Fleming served as Director of Business Development and Director of Carrier Sales of CTI from 1986 to March 1990 and as Vice President of Marketing and Sales of CTI from March 1990 to July 1992. Mr. Fleming was a Branch Manager for Satellite Business Systems from 1983 to 1986 (a unit of IBM).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities we issued.  Each such person is required to provide us with copies of the reports filed.  Based on a review of the copies of such forms furnished to us and other information, we believe that, during the fiscal year ended July 31, 2009, none of our officers, directors or owners of 10% of any class of our securities failed to report transactions in our securities or reported transactions in our securities late.

Code of Ethics

We adopted an Executive Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller and other members of our management team. The Executive Code of Ethics may be viewed on our Website, www.atsi.net. A copy of the Executive Code of Ethics will be provided without charge upon written request to ATSI Communications, Inc., 3201 Cherry Ridge, Building C, Suite 300, San Antonio, Texas 78230.

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

Annual Incentive Awards.  Our objective for offering annual cash bonus awards to our named executive officers is to motivate them to achieve our annual financial goals, while taking into account their individual goals and responsibilities. Our board of directors implemented our 2009 executive officer bonus plan, effective as of the first quarter of fiscal 2009 pursuant to which our named executive officers became eligible to receive cash bonus awards calculated and paid on a quarterly basis. The amounts payable under our 2009 executive officer bonus plan were to be calculated based on our revenue, margin, cash balance and net income for 2009 against the 2009 financial plan approved by our board of directors.

Under our 2009 executive officer bonus plan, we assigned a specific bonus target to each executive for performance in 2009. Our board of directors designed these bonus targets to allow for additional compensation in the event we meet our targets set fort under the financial plan approved by our board of directors. Cash bonus targets were determined based on individual responsibility levels and performance expectations and would be payable in a proportionate amount representing the percentage of our targeted corporate net income goal pursuant to our 2009 financial plan. After discussion and deliberation, our board of directors ultimately approved our management’s recommendations as detailed below:

Name	Title	Bonus
Arthur L. Smith	President, Chief Executive Officer and Director	$82,500
Ruben R. Caraveo	Sr. Vice President, Operations and Technology	$74,250
Antonio Estrada Jr.	Sr. Vice President & Corporate Controller	$60,500

Payouts under our 2009 executive officer bonus plan are dependent on our achievement towards our revenue; margin, cash balance and net income goal such that 100% of the bonus target amounts would be paid upon achievement of 100% of the net income goal. Above and below target performance methodologies were also established

We consider the specific performance goals established in the 2008 and 2009 financial plan to be our confidential information, the disclosure of which would cause us to experience financial harm. We believe that tying annual bonus payments for each of our named executive officers to the achievement of challenging revenue, margin, cash balance and net income goals best aligns the interest of our executives with the interests of our stockholders and promotes a unity of purpose among our key business leaders. Regardless of our actual financial performance under our 2008 and 2009 financial plan, our board of directors retained the discretion to adjust bonuses payable under our 2008 and 2009 executive officer bonus plan up or down as it deemed appropriate.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards Awards (2) ($)	All Other Compensation (3) ($)	Total ($)

Arthur L. Smith	2009	$165,000	$76,767	$-0-	$2,168	$35,429	$279,364
CEO & President	2008	$150,000	$90,392	$7,012	$94,500	$50,738	$392,642

Ruben R. Caraveo	2009	$148,500	$66,185	$-0-	$1,887	$39,165	$255,737
Senior Vice President of	2008	$135,000	$127,371	$-0-	$78,750	$47,327	$388,448
Operations and Technology

Antonio Estrada Jr.	2008	$121,000	$74,590	$-0-	$1,851	$46,000	$243,441
Senior Vice President of	2008	$110,000	$101,126	$15,226	$78,750	$32,102	$337,204
Finance & Corporate Controller

(1)
Bonus amounts are based on the bonus payments for the 4th quarter of 2008, a one-time bonus for achieving profitability and positive working capital during fiscal 2008 and one-time bonus for services provided in previous fiscal years without compensation.

(2)	A description of the assumptions made in valuation of options granted can be found in Note 10 to the Financial Statements, which is deemed to be a part of this Item.
(3)	All other compensation consists of contributions to the Non-Standardized Profit Sharing Plan.

Equity-based Compensation Plans

Our board of directors adopted the 2005 Stock Compensation Plan (the “Plan”).  Under the Plan the board of directors may grant up to 17,500,000 shares of our common stock to our officers, directors, employees and consultants. Grants may be in the form of incentive stock options, non-statutory stock options, restricted stock awards, and/or unrestricted stock awards. The number and terms of each award is determined by the board of directors, subject to the limitation that the exercise price of any option may not be less than the fair market value of the common stock on the date of grant.  The board of directors has not retroactively granted options, but has repriced options under the Plan.  The following tables set forth information about the number of grants made during fiscal 2009 and 2008 and the number of outstanding stock options held by each of our named executive officers as of July 31, 2009.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Number of Shares of Stock or Units (#)		Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Arthur L. Smith	8/14/2007	275,000		450,000		$0.21	$369,500
	7/16/2009	885,737	(1)	1,695,000	(2)	$0.04	$103,230

Ruben R. Caraveo	8/14/2007	225,369		375,000		$0.21	$304,119
	7/16/2009	979,130	(1)	1,475,000	(2)	$0.04	$98,165

Antonio Estrada, Jr.	8/14/2007	225,369		375,000		$0.21	$304,119
	7/16/2009	1,150,000	(1)	1,447,000	(2)	$0.04	$103,880

(1)	Contributions to the Non-Standardized Profit Sharing Plan during fiscal 2009
(2)
This represents the repricing of previously issued stock options.  A description of the assumptions      made in valuation of options granted can be found in Note 10 to the Financial Statements, which      is deemed to be a part of this Item.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Arthur L. Smith	420,000	-	$0.04	9/29/2015	-	-
	525,000	-	$0.04	10/3/2015	-	-
	300,000	-	$0.04	9/25/2016	-	-
	300,000	150,000	$0.04	8/15/2017	-	-
Ruben R. Caraveo	375,000	-	$0.04	9/29/2015	-	-
	475,000	-	$0.04	10/3/2015	-	-
	250,000	-	$0.04	9/25/2016	-	-
	250,000	125,000	$0.04	8/15/2017	-	-
Antonio Estrada Jr.	347,000	-	$0.04	9/29/2015	-	-
	475,000	-	$0.04	10/3/2015	-	-
	250,000	-	$0.04	9/25/2016	-	-
	250,000	125,000	$0.04	8/15/2017	-	-

Non-Standardized Profit Sharing Plan

We currently provide a Non-Standardized Profit Sharing Plan.  The board of directors approved the plan on September 15, 2006. Under the plan our employees qualified to participate in the plan after one year of employment. Contribution under the plan by us is based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding.  The following table contains certain information relating to the benefits accrued under the Non-Standardized Profit Sharing Plan for the named executive officers.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contribution in Last FY ($)	Registrant Contribution in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals /Distributions ($)	Aggregate Balance at Last FYE ($)(2)

Arthur L. Smith		$35,429			$50,738
Ruben R. Caraveo		$39,165			$47,327
Antonio Estrada, Jr.		$46,000			$32,102

(1)	All amounts reported in this column are included as Other Compensation for fiscal 2009 in the Summary Compensation Table.
(2)	All amounts reported in this column are included as Other Compensation for fiscal 2008 in the Summary Compensation Table.

Compensation of Directors

The following table sets forth information relating to compensation of directors who are not also named executive officers during the year ended July 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John R. Fleming		$25,000	(1)	$43,000	(1)			$68,000
Murray R. Nye		$25,000	(2)	$43,000	(2)			$68,000

(1)
As of July 31, 2009, Mr. Fleming had options to purchase an aggregate of 1,075,000 shares of common stock and 625,000 shares of common stock issued pursuant to Stock awards.  A description of the assumptions made in valuation of options granted can be found in Note 10 to the Financial Statements, which is deemed to be a part of this Item.

(2)
As of July 31, 2009, Mr. Nye had options to purchase an aggregate of 1,075,000 shares of common stock and 625,000 shares of common stock issued pursuant to Stock awards.  A description of the assumptions made in valuation of options granted can be found in Note 10 to the Financial Statements, which is deemed to be a part of this Item.

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

Compensation Committee Interlocks and Insider Participation

Mr. Arthur L. Smith is presently our Chief Executive Officer and serves on our board of directors.  In addition, we entered into a transaction with Fiesta Communications, Inc., in which Mr. Smith owns 16% of the outstanding equity interests, in which we transferred all of the issued and outstanding shares of Telefamilia Communications, Inc. to Fiesta Communications, Inc. for a $30,000 secured promissory note and 975,000 shares of common stock of Fiesta.  The transaction is discussed in more detail under Item 13 below.  Except for Mr. Smith, none of our directors are or have been an officer or employee or had any relationship with that required disclosure in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding securities authorized to be issued under equity compensation plans is set forth under Item 5 of this Annual Report on Form 10-K.

The following table lists the beneficial ownership of shares of our Common Stock (i) each person know to the Company to own more than 5% of the outstanding voting securities issued by the Company, (ii) each director and nominee, (iii) the named executive officers, and (iv) all directors and officers as a group.  Information with respect to officers, directors and their families as of July 31, 2009 and is based on the books and records of the Company and information obtained from each individual.  Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission.  Unless otherwise stated, the business address of each individual or group is the same as the address of the Company’s principal executive office and all securities are beneficially owned solely by the person indicated.

NAME OF	COMMON		% OF	TOTAL VOTING
INDIVIDUAL OR GROUP	STOCK		CLASS (1)	INTEREST

INDIVIDUAL OFFICERS,
DIRECTORS AND NOMINEES

Arthur L. Smith	3,725,889	(2)	7.1%	3,725,889	(2)
President, Chief Executive Officer
Director

Ruben R. Caraveo	2,984,279	(3)	5.7%	2,984,279	(3)
Sr. Vice President, Sales and Operations

Antonio Estrada	3,169,828	(4)	6.1%	3,169,828	(4)
Sr. VP of Finance & Corporate Controller

John R. Fleming	2,350,090	(5)	4.5%	2,350,090	(5)
Director

Murray R. Nye	2,350,090	(6)	4.5%	2,350,090	(6)
Director

ALL OFFICERS AND
DIRECTORS AS A GROUP	14,580,176	(7)	27.9%	14,580,176	(7)

(1)
Based upon 52,271,120 shares of common stock outstanding as of July 31, 2009. Any shares represented by options exercisable within 60 days after July 31, 2009 are treated as being outstanding for the purpose of computing the percentage of the class for such person but not otherwise.

(2)	Includes 1,695,000 shares subject to options exercisable at July 31, 2009.
(3)	Includes 1,475,000 shares subject to options exercisable at July 31, 2009.
(4)	Includes 1,447,000 shares subject to options exercisable at July 31, 2009.
(5)	Includes 1,075,000 shares subject to options exercisable at July 31, 2009.
(6)	Includes 1,075,000 shares subject to options exercisable at July 31, 2009.
(7)	Includes 6,767,000 shares subject to options exercisable at July 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

For the year ended July 31, 2009, ATSI analyzed its investment in Fiesta and concluded that Fiesta to be a Variable Interest Entity as defined under FIN46R. ATSI also evaluated all of its outstanding arrangements with Fiesta and determined ATSI not as a primary beneficiary of Fiesta. ATSI accounted for its investment in Fiesta under equity method. ATSI recognized a loss of $16,000 from its investment in Fiesta during fiscal 2008.

On October 31, 2008, ATSI and Fiesta agreed to extend the maturity date on the $30,000 promissory note to April 30, 2009 and all other terms remained the same.  On October 31, 2008, Fiesta entered into a note payable with ATSI for $95,000, with a maturity date of April 30, 2009 and an interest rate of 10%. Additionally, on October 31, 2008, Fiesta paid in full to ATSI a promissory note with a principal balance of $35,000 and $1,467 in accrued interest. During the year ended July 31, 2009, ATSI also advanced additional $80,000 to Fiesta; the promissory note has a maturity date of January 31, 2010 and an interest rate of 8%. This note is secured by Fiesta’s assets, including contracts and intangible assets.

As July 31, 2009, ATSI reconsidered its investment in Fiesta under the guidance of FIN46R and concluded that because the additional funding provided to Fiesta during fiscal 2009, ATSI became the primary beneficiary of Fiesta. ATSI will absorb a majority of losses of Fiesta. As of July 31, 2009, ATSI financially consolidated Fiesta. All significant intercompany transactions and balances have been eliminated.

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

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid to Malone & Bailey, PC for audit services rendered in connection with the audits and reviews of ATSI’s consolidated financial statements and reports for the years ended July 31, 2009 and 2008.

	Year Ended July 31,
Description of Fees	2009	2008

Audit Fees	$74,000	$68,000

Tax fees	-0-	-0-

The board of directors has instructed Malone and Bailey, PC that any fees for non-audit services must be approved before being incurred.  We did not incur any non-audit fees to Malone and Bailey, PC during fiscal 2009.

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

4.1
Secured Promissory Note and Security Agreement dated November 4, 2005 between ATSI Communications, Inc. and CSI Business Finance, Inc.(Exhibit 4.2 to form 10-QSB for the period Ended October 31, 2005 filed December 15, 2005)

4.2	Convertible Debenture Agreement(Exhibit 4.18 to Annual Report on Form 10-KSB for the year ended July 31, 2006 filed October 30, 2006)

4.3	Promissory note payable to Alfonso Torres dated October 1, 2007 in the principal amount of $459,170. (Exhibit 10.4 to Form 10-QSB for the period ended October 31, 2006 filed December 1 4, 2007)

4.4	Promissory note payable to The Shaar Fund dated December 10, 2007 in the principal amount of $460,000. (Exhibit 10.2 to Form 10-QSB for the period ended October 31, 2006 filed December 1 4, 2007)

4.5	Promissory Notes payable to several holders dated September 26, 2008 in the principal amount of $850,000. (Exhibit 4.6 to Form 10-KSB for the period ended July 31, 2009 filed October 29, 2008)

4.6
Promissory note payable to San Antonio National Bank dated October 23, 2008 in the principal amount of $425,000. (Exhibit 10.1 to Form 10-KSB for the period ended October 31, 2008 filed December 15, 2008)

4.7
Promissory note receivable between ATSI Communications, Inc. and Fiesta Communications, Inc. dated October 31, 2008 for $95,000.(Exhibit 10.2 to Form 10-KSB for the period ended October 31, 2008 filed December 15, 2008)

4.8	Note Discharge Agreement dated October 30, 2008 between ATSI Communications, Inc. and The Shaar Fund, Inc. (Exhibit 10.3 to Form 10-KSB for the period ended October 31, 2008 filedDecember 15, 2008)

4.9
Settlement Agreement dated October 20, 2008 between ATSI Communications, Inc. and the 9% Convertible Debenture holders. (Exhibit 10.4 to Form 10-KSB for the period ended October 31, 2008 filed December 15, 2008)

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

21.1	Subsidiary List *

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC.

Date: October 15, 2009	By:	/s/ Arthur L. Smith
Arthur L. Smith
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer and Director	October 15, 2009
Arthur L. Smith

/s/ Antonio Estrada Jr.	Principal Accounting Officer	October 15, 2009
Antonio Estrada Jr.	Principal Finance Officer

/s/ John R. Fleming	Director	October 15, 2009
John R. Fleming

/s/ Murray R. Nye	Director	October 15, 2009
Murray R. Nye

EXHIBIT INDEX

Number	Description

21.1	Subsidiary List *

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.*