Form 10-Q
period 2009-10-31
ATSI COMMUNICATIONS INC/DE
filed 2009-12-10
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 001-15687

ATSI COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	74-2849995
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3201 Cherry Ridge
Building C, Suite 300
San Antonio, Texas	78230
(Address of Principal Executive Offices)	(Zip Code)

(210) 614-7240
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filler,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐  No ☒

There were 45,504,120 shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of December 10, 2009.

ATSI COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2009

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of October 31, 2009 and July 31, 2009 (unaudited)	2
Consolidated Statements of Operations for the Three Months Ended October 31, 2009 and 2008 (unaudited)	3
Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended October 31, 2009 (unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2009 and 2008 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and qualitative disclosures about market risk	11

Item 4. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 6. Exhibits	11

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	October 31,	July 31,
	2009	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$305	$637
Certificates of deposit	61	325
Accounts receivable, net of allowance for bad debt of $10 and $10, respectively	617	337
Prepaid & other current assets	84	77
Total current assets	1,067	1,376

LONG-TERM ASSETS:
Intangible Assets, net of amortization of $20 and $16, respectively	130	134

PROPERTY AND EQUIPMENT	809	794
Less - accumulated depreciation	(616)	(576)
Net property and equipment	193	218

Total assets	$1,390	$1,728

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$698	$585
Accrued liabilities	98	192
Notes payable, net of unamortized discount of $21 and $33, respectively	712	1,173
Derivative liability	85	-
Total current liabilities	1,593	1,950

LONG-TERM LIABILITIES:
Notes payable	649	291
Derivative liability	-	85
Other	8	3
Total long-term liabilities	657	379

Total liabilities	2,250	2,329

STOCKHOLDERS' EQUITY DEFICIT:
Preferred stock, 16,063,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 45,504,120 and 45,504,120 shares issued and outstanding, respectively	46	46
Additional paid in capital	73,267	73,253
Noncontrolling interest	(138)	(114)
Accumulated deficit	(74,036)	(73,787)
Other comprehensive income	1	1
Total stockholders' deficit	(860)	(601)
Total liabilities and stockholders' deficit	$1,390	$1,728

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended October 31,
	2009	2008
OPERATING REVENUES:
VoIP services	$4,985	$7,136

Total operating revenues	4,985	7,136

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	4,705	6,566
Selling, general and administrative expense (exclusive of legal and professional fees)	368	533
Legal and professional fees	98	67
Bad debt expense	-	(20)
Depreciation and amortization expense	44	43
Total operating expenses	5,215	7,189

OPERATING LOSS	(230)	(53)

OTHER INCOME (EXPENSE):
Gain on early extinguishment of debt	-	108
Investment loss	-	(14)
Interest expense	(43)	(34)
Total other expense	(43)	60

NET INCOME (LOSS)	(273)	7

Net loss applicable to noncontrolling interest	24	-

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$(249)	$7

BASIC INCOME (LOSS) PER SHARE TO COMMON STOCKHOLDERS	$(0.01)	$0.00
DILUTED INCOME (LOSS) PER SHARE TO COMMON STOCKHOLDERS	$(0.01)	$0.00

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	45,504,120	39,677,598
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	45,504,120	40,265,098

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE QUARTER ENDED OCTOBER 31, 2009
(in thousands, except share amounts)

			Additional
	Common		Paid-in	Noncontrolling	Accumulated	Other Comp.
	Shares	Par	Capital	interest	Deficit	Income/Loss	Totals
BALANCE, July 31, 2009	45,504,120	46	$73,253	$(114)	$(73,787)	$1	$(601)
Stock option expense			14				14
Net loss				(24)	(249)		(273)
BALANCE, October 31, 2009	45,504,120	46	$73,267	$(138)	$(74,036)	1	$(860)

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Three months ended October 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(273)	$7
Adjustments to reconcile net loss to cash used in operating activities:
Investment loss	-	14
Gain on early extinguishment of debt	-	(108)
Depreciation and amortization	44	43
Issuance of stock grants and options, employees for services	14	62
Provisions (recovery) for losses on accounts receivables	-	(20)
Amortization of debt discount	12	11
Changes in operating assets and liabilities:
Accounts receivable	(280)	538
Prepaid expenses and other	(7)	(77)
Accounts payable	115	(832)
Wells Fargo Factoring Collateral	-	23
Accrued liabilities	(33)	28
Net cash used in by operating activities	(408)	(311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	264	(3)
Note receivable, related party	-	(70)
Purchases of property & equipment	(15)	(62)
Net cash provided by / ( used in) investing activities	249	(135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(172)	(156)
Acquisition of common stock	-	(44)
Proceeds from Notes payables	-	1,275
Principal payments on capital lease obligation	(1)	(1)
Net cash (used in) / provided by financing activities	(173)	1,074

DECREASE IN CASH	(332)	628
CASH AND CASH EQUIVALENTS, beginning of period	637	1,338

CASH AND CASH EQUIVALENTS, end of period	$305	$1,966

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$25	$20
Cash paid for income tax	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$-	$172

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.  In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2009, as reported in Form 10-K filed on October 15, 2009, have been omitted.

NOTE 2 – ACCOUNTS RECEIVABLE

On December 12, 2007, ATSI entered into a $3,000,000 accounts receivable financing agreement with Wells Fargo Business Credit (“WFBC”), a division of Wells Fargo Bank, N.A.  On March 26, 2008, WFBC increased the accounts receivable financing to $5,000,000.  ATSI may offer to sell with recourse not less than $350,000 and no more than $5,000,000 of its accounts receivable to WFBC each month.  WFBC pays to ATSI 85% of the aggregate amount of each account transferred under the Account Transfer Agreement.  Once the account is collected by WFBC, it retains the amount originally paid for the account plus a daily factoring rate of 0.0349% for each day outstanding measured from the funding date and until the account is paid by ATSI’s customer.  If an account is not paid within 90 days, ATSI must repurchase the account for the amount that it originally received for the account and pay the factor rate that has accrued prior to repurchase.  The factoring agreement is for twelve months and automatically renews for an additional twelve months. ATSI can terminate this agreement upon 30 days’ written notice, subject to a $15,000 early termination fee.  As of October 31, 2009, all receivables sold to WFBC had been collected and the entire $5,000,000 facility was available.  ATSI will continue to factor its receivables on a monthly basis as necessary to provide funds for operations.

NOTE 3 – OUTSTANDING DEBT

At October 31, 2009 and July 31, 2009 outstanding debt consisted of the following: (In thousands, except per share amounts)

	October 31,	July 31,
	2009	2009

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing January 31, 2011, unsecured.	517	460

Note payable to Wells Fargo bank payable in monthly installments, bearing interest at 7.25% per annum, maturing July 25, 2010, collateralized by ATSI's certificates of deposit.	54	72

Note payable to ATVF, Scott Crist, Roderick Ciaccio & Vencore Solutions, payable in monthly installments, bearing interest at 10.00% per annum, maturing September 10, 2010, collateralized by ATSI's accounts receivables (other than accounts factored with Wells Fargo), $100,000 certificate of deposit with Wells Fargo and ATSI's ownership in ATSICOM. Additionally, we issued 425,000 warrants to the note holders, at an exercise price per warrant of $0.19. The warrants have the following “Put” and “Call” rights: Put right. From and after the second anniversary of the notes payable, the holder shall have the right to request from ATSI, upon five (5) Business days’ prior notice, to acquire from the holders the warrants at a price $0.39 per warrant. Call right.  At any time any warrants are outstanding, if the last sale price of ATSI’s common stock is greater than $.80 per share for ten (10) consecutive trading days, ATSI shall be entitled to require the purchaser to exercise the warrants and pay the exercise price therefore upon five (5) business days’ written notice. Net of unamortized discount of $21 and $33, respectively
	496	604

Note payable to San Antonio National Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing October 25, 2011, collateralized by ATSI's assets.	294	328

Total outstanding debt long-term debt	1,361	1,464

Current portion of long-term debt	(712)	(1,173)
Long-term debt, net of current portion	$649	$291

Payments on long-term debt of ATSI are due as follows:
	(in thousands)
Fiscal 2010		$712
Fiscal 2011		649
Total payments		$1,361

ATSI analyzed these instruments for derivative accounting consideration under ASC 815-15 and ASC 815-40, and determined that the warrants issued to ATVF, Scott Crist, Roderick Ciaccioa & Vencore Solutions did not meet the definition of equity under ASC 815-15 and ASC 815-40, due to the put right.  ATSI estimated the fair market value of the put to be the difference between the potential cash settlement price per share and the exercise price, or approximately $85,000 which is the maximum amount of potential cash settlement by ATSI.  Because the maximum cash settlement was greater than the fair value of the warrants, ATSI recorded the maximum cash settlement of $85,000 as a liability.  Additionally, ATSI analyzed the rest of the instruments for derivative accounting and determined that liability treatment was not applicable.

NOTE 4 – STOCK-BASED COMPENSATION TO EMPLOYEES

In September 2005, ATSI adopted its 2005 stock compensation plan.  This plan authorizes the grant of up to 17.5 million warrants, stock options, restricted common shares, non-restricted common shares and other awards to employees, directors, and certain other persons.  The plan is intended to permit ATSI to retain and attract qualified individuals who will contribute to the overall success of ATSI.  ATSI’s Board of Directors determines the terms of any grants under the plan.  Exercise prices of all warrants, stock options and other awards vary based on the market price of the shares of common stock as of the date of grant.  The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest based on the terms of the individual grant.

ATSI did not grant any employee stock options during the quarter ended October 31, 2009.

ATSI recognized $14,000 and $62,000 in stock based compensation expense to employees during quarter ended October 31, 2009 and 2008, respectively.  Unamortized compensation cost totaled $14,028 and $111,232 at October 31, 2009 and October 31, 2008, respectively.

NOTE 5 – WARRANTS

ATSI did not grant any warrants during the quarter ended October 31, 2009.

NOTE 6 – SUBSEQUENT EVENTS

On November 10, 2009, ATSI borrowed $100,000 under a note payable to ATV Texas Ventures.  The note bears annual interest of 12%, and provide for twenty-four monthly payments of principal and interest.  The note is secured by 1) Accounts receivables other than accounts sold under the receivable financing agreement with WFBC, and 2) ATSI’s ownership interest in ATSICOM.  ATSI has the option of paying off the total outstanding principal balance at any time without any penalties.

ATSI has evaluated all subsequent events through December 10, 2009, the date of this filing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future.  We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” ”plan,” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties.  Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations.  Additional risks are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2009.

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three months ended October 31, 2009 and 2008.  It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.  For purposes of the following discussion, fiscal 2010 or 2010 refers to the year ended July 31, 2010 and fiscal 2009 or 2009 refers to the year ended July 31, 2009.

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

We also provide enhanced hosted VoIP Services, which include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, and customized VoIP solutions for specialized applications.  Under our current network we provide interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple other IP/PBX features in a hosted environment.  As an outsourced VoIP technology enabler, we are marketing new and synergistic services to other carriers and to enterprise customers through established channel partners.

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three months ended October 31, 2009 and 2008.  All dollar amounts are in thousands.

	Three months ended October 31,
	2009	2008	Variances	%
OPERATING REVENUES:

VoIP services	$4,985	$7,136	$(2,151)	-30%

Total operating revenues	4,985	7,136	(2,151)	-30%

Cost of services (exclusive of depreciation and amortization, shown below)	4,705	6,566	(1,861)	-28%
GROSS MARGIN	280	570	(290)	-51%

Selling, general and administrative expense (exclusive of legal and professional fees)	368	533	(165)	-31%
Legal and professional fees	98	67	31	46%
Bad debt expense	-	(20)	20	-100%
Depreciation and amortization expense	44	43	1	2%
OPERATING LOSS	(230)	(53)	(177)	334%

OTHER INCOME (EXPENSE):
Gain on early extinguishment of debt	-	108	(108)	-100%
Minority Interest	-	(14)	14	-100%
Interest income (expense)	(43)	(34)	(9)	26%
Total other income (expense), net	(43)	60	(103)	-172%

NET INCOME (LOSS)	(273)	7	(280)	-4000%

Net loss applicable to noncontrolling interest	24	-	24	100%

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	(249)	7	(256)	-3657%

Three Months ended October 31, 2009 Compared to Three Months ended October 31, 2008

Revenues.  VoIP services revenue decreased by $2,151,000, or 30%, from the quarter ended October 31, 2008 to the quarter ended October 31, 2009.  VoIP minutes carried by our network on which we generated revenues increased by 20% from approximately 113,376,796 minutes of voice traffic during the quarter ended October 31, 2008 to approximately 136,799,095 minutes of voice traffic during the quarter ended October 31, 2009.  Even though our total VoIP minutes increased, our average revenue per minute (ARPM) decreased by 42% from $0.0628 during the quarter ended October 31, 2008 to $0.03632 for the quarter ended October 31, 2009.  The decline in the ARPM is a direct result of the excess capacity and price pressures on international service providers from the global economic recession. Despite the decline in revenue, our efforts to streamline the routes we offer and eliminate certain routes resulted in an increase in average call duration (ACD) from 2.45 minutes per call for the three months ended October 31, 2008 to 3.79 minutes for the three months ended October 31, 2009. We believe our efforts to streamline our routes and eliminate under performing routes will have a positive effect on our total revenues as the number of completed calls processed through our networks return to normal levels since each completed call will represent a larger number of minutes processed.

Cost of Services (exclusive of depreciation and amortization).  The consolidated cost of services decreased by $1,861,000, or 28%, from the quarter ended October 31, 2008 to the quarter ended October 31, 2009.  However, cost of services, as a percentage of revenue, increased by 2 % between periods, from 92% of revenue during the quarter ended October 31, 2008 to 94% of revenue during the quarter ended October 31, 2009.  The decrease in the cost of service also was the result of the excess capacity and price pressure from the global economic recession.  The increase in cost of services as a percentage of revenue is a result of increases received from our vendors during the period that we could not pass through to our customers.  As a result of the decrease in VoIP revenues and increase in cost of services as a percent of revenues, our gross margin declined by $290,000 or 51% to $280,000 for the three months ended October 31, 2009 compared to $570,000 for the three months ended October 31, 2008.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses decreased by $165,000, or 31%, from the quarter ended October 31, 2008 to the quarter ended October 31, 2009.  The decrease is primarily attributable to the decrease in salaries and wages between periods of approximately $123,000 as a result of the decrease in personnel over the last 12 months.  In addition, we recognized non-cash compensation expenses of $62,000 during the quarter ended October 31, 2008 relating to the grant of options to employees.  Non-cash compensation expenses for the quarter ended October 31, 2009 were only $14,000 because no options were granted during that period.

Legal and Professional Fees.  Legal and professional fees increased by $31,000, or 46%, from the quarter ended October 31, 2008 to the quarter ended October 31, 2009.  The primary reason for the variance between periods is attributable to $25,000 in payable to our board of directors.  We did not incur similar expenses during the quarter October 31, 2008.

Bad Debt Expense. Bad debt expense decreased $20,000 between periods.  The primary reason for the variance is attributed to a $20,000 adjustment in bad debt expense recognized during the quarter ended October 31, 2008 as a result of changes in the VoIP market and historical uncollectible accounts.  During the quarter ended October 31, 2009, we did not recognize any bad debt expense.

Depreciation and Amortization.  Depreciation and amortization increased by $1,000 or 2%, from the quarter ended October 31, 2008 to the quarter ended October 31, 2009.  The increase in depreciation expense is as a result of the additional depreciation expense associated with the new servers acquired during the quarter ended October 31, 2009.

Operating loss.  The Company reported an operating loss of $230,000 for the three months ended October 31, 2009 compared to operating loss of $53,000 for the three months ended October 31, 2008.  The net loss for the three months ended October 31, 2009 was primarily the result of the decline in revenue and gross margins between periods.

Other Income (expense).  Other expenses increased by $103,000, or 172% from the quarter ended October 31, 2008 to the quarter ended October 31, 2009.  The quarter ended October 31, 2008 included a gain on early extinguishment of debt $108,000 that offset investment losses of $14,000 and interest expense of $34,000.  We did not recognize a gain during the quarter ended October 31, 2009 and interest expense increased to $43,000 as a result of the greater level of indebtedness and higher interest rates incurred.

Net Income (loss).  The Company reported a net loss of $273,000 for the three months ended October 31, 2009 compared to net income of $7,000 for the three months ended October 31, 2008.  The increase net loss for the three months ended October 31, 2009 was primarily the result of the decline in revenue, gross margin and the increase in operating losses.

Net loss applicable to noncontrolling interest.  Loss attributed to no controlling interest increased by $24,000, or 100% from the quarter ended October 31, 2008 to the quarter ended October 31, 2009.  During the quarter ended October 31, 2009 we recognized $24,000 associated to the losses incurred in Fiesta and Telefamilia. We did not recognize any noncontrolling interest expenses during the quarter ended October 31, 2008.

Net Income (loss) Applicable to Common Stockholders.  The Company reported a net loss to common stockholders of $249,000 for the three months ended October 31, 2009 compared to net income of $7,000 available to common stockholders for the three months ended October 31, 2008.  The increase net loss for the three months ended October 31, 2009 was primarily the result of the decline in revenue, gross margin and the increase in operating losses.

Liquidity and Capital Resources

Cash Position:  We had a cash balance of $305,000 as of October 31, 2009.  Net cash consumed by operating activities during the three months ended October 31, 2009 was approximately $408,000.  Investing activities during the three months ended October 31, 2009 generated $249,000, consisting of cash received of approximately $264,000 from the sale of certificates of deposit.  This was slightly offset by $15,000 associated with the acquisition of various servers.  Financing activities during the three months ended October 31, 2009 consumed $173,000 in cash.  The cash consumed during the period is associated with the debt principal payments of $172,000 related to various notes payable and principal payments of $1,000 associated with a capital lease obligation.  Overall, our net operating, investing and financing activities during the year three months ended October 31, 2009 consumed $332,000 of our available cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations.  After the close of the quarter ended October 31, 2009, we received $100,000 from ATV Texas Ventures under a 24 month promissory note.  As of October 31, 2009, there was a total of $5,000,000 available under our account receivable factoring line with WFBC.

Our current cash expenses are expected to be approximately $135,000 per month, including wages, rent, utilities and corporate professional fees.  We are currently using $100,000 in cash generated from operations and approximately $35,000 per month of our available cash to cover all monthly cash expenses.  We anticipate that the October 31, 2009 cash balance of $305,000, certificate of deposit of $61,000, combined with our ability to raise additional cash from our funding source and expected net cash flow generated from future operations and the factoring agreement with WFBC, will be sufficient to fund our operations and capital asset expenditures for the next twelve months.

Our working capital (deficit) was $526,000 as of October 31, 2009.  This represents an improvement of approximately $48,000 from our working capital at July 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

NONE

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

The following documents are filed as exhibits to this report.

Number	Description

10.1	Promissory note payable and security agreement with ATV Texas Ventures III, LP. dated November 11, 2009 in the principal amount of $100,000.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC.
(Registrant)

Date: December 10, 2009	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer

Date: December 10, 2009	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Sr. VP of Finance & Corporate Controller (Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.1	Promissory note payable and security agreement with ATV Texas Ventures III, LP. dated November 11, 2009 in the principal amount of $100,000.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.