Form 10-Q
period 2010-01-31
ATSI COMMUNICATIONS INC/DE
filed 2010-03-12
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010
OR

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
Yes ☐  No ☒

There were 45,504,120 shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of March 12, 2010.

ATSI COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANNUARY 31, 2010

INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	January 31,	July 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78	$637
Certificates of deposit	61	325
Accounts receivable, net of allowance for bad debt of $10 and $10, respectively	750	337
Prepaid & other current assets	66	77
Total current assets	955	1,376

LONG-TERM ASSETS:
Intangible Assets, net of amortization of $24 and $16, respectively	126	134

PROPERTY AND EQUIPMENT	825	794
Less - accumulated depreciation	(656)	(576)
Net property and equipment	169	218

Total assets	$1,250	$1,728

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$605	$585
Accrued liabilities	114	192
Notes payable, net of unamortized discount of $12 and $33, respectively	668	1,173
Derivative liability	85	-
Total current liabilities	1,472	1,950

LONG-TERM LIABILITIES:
Notes payable	726	291
Derivative liability	-	85
Other	8	3
Total long-term liabilities	734	379

Total liabilities	2,206	2,329

STOCKHOLDERS' EQUITY DEFICIT:
Preferred stock, 16,063,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 45,504,120 and 45,504,120 shares issued and outstanding, respectively	46	46
Additional paid in capital	73,270	73,253
Noncontrolling interest	(138)	(114)
Accumulated deficit	(74,135)	(73,787)
Other comprehensive income	1	1
Total stockholders' deficit	(956)	(601)
Total liabilities and stockholders' deficit	$1,250	$1,728

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
OPERATING REVENUES:
VoIP services	$4,897	$5,454	$9,882	$12,590

Total operating revenues	4,897	5,454	9,882	12,590

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	4,515	4,984	9,220	11,550
Selling, general and administrative expense (exclusive of legal and professional fees)	357	529	726	1,062
Legal and professional fees	41	102	139	169
Bad debt expense	-	21	-	2
Depreciation and amortization expense	44	42	87	84
Total operating expenses	4,957	5,678	10,172	12,867

OPERATING LOSS	(60)	(224)	(290)	(277)

OTHER INCOME (EXPENSE):
Gain on early extinguishment of debt	-	-	-	108
Investment loss	-	(12)	-	(26)
Interest expense	(38)	(59)	(82)	(93)
Total other expense	(38)	(71)	(82)	(11)

NET INCOME (LOSS)	(98)	(295)	(372)	(288)

Net loss applicable to noncontrolling interest	-	-	24	-

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	$(98)	$(295)	$(348)	$(288)

BASIC INCOME (LOSS) PER SHARE TO COMMON STOCKHOLDERS	$(0.00)	$(0.01)	$(0.01)	$(0.01)
DILUTED INCOME (LOSS) PER SHARE TO COMMON STOCKHOLDERS	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	45,504,120	40,232,194	45,504,120	39,954,869
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	45,504,120	40,232,194	45,504,120	40,423,212

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JANUARY 31, 2010
(in thousands, except share amounts)

			Additional
	Common		Paid-in	Noncontrolling	Accumulated	Other Comp.
	Shares	Par	Capital	interest	Deficit	Income/Loss	Totals
BALANCE, July 31, 2009	45,504,120	46	$73,253	$(114)	$(73,787)	$1	$(601)
Stock option expense			17				17
Net loss				(24)	(348)		(372)
BALANCE, January 31, 2010	45,504,120	46	$73,270	$(138)	$(74,135)	1	$(956)

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Six months ended January 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(372)	$(288)
Adjustments to reconcile net loss to cash used in operating activities:
Investment loss	-	26
Gain on early extinguishment of debt	-	(108)
Depreciation and amortization	87	84
Issuance of stock grants and options, employees for services	17	130
Provisions (recovery) for losses on accounts receivables	-	-
Amortization of debt discount	21	2
Settlemnt litigation with RoseGlen		30
Changes in operating assets and liabilities:
Accounts receivable	(413)	435
Prepaid expenses and other	11	(59)
Accounts payable	22	(1,231)
Wells Fargo Factoring Collateral	-	(5)
Accrued liabilities	(8)	79
Net cash used in operating activities	(635)	(905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	264	(5)
Note receivable, related party	-	(70)
Purchases of property & equipment	(31)	(62)
Net cash provided by / ( used in) investing activities	233	(137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(356)	(264)
Acquisition of common stock	-	(48)
Proceeds from Notes payables	200	1,275
Principal payments on capital lease obligation	(1)	(1)
Net cash (used in) / provided by financing activities	(157)	962

DECREASE IN CASH	(559)	(80)
CASH AND CASH EQUIVALENTS, beginning of period	637	1,338

CASH AND CASH EQUIVALENTS, end of period	$78	$1,258

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$47	$56
Cash paid for income tax	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$-	$172

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.  In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, ended July 31, 2009, as reported in Form 10-K filed on October 15, 2009, have been omitted.

NOTE 2 – ACCOUNTS RECEIVABLE FINANCING

On December 12, 2007, ATSI entered into a $3,000,000 accounts receivable financing agreement with Wells Fargo Business Credit (“WFBC”), a division of Wells Fargo Bank, N.A.  On March 26, 2008, WFBC increased the accounts receivable financing to $5,000,000.  ATSI may offer to sell with recourse not less than $350,000 and no more than $5,000,000 of its accounts receivable to WFBC each month.  WFBC pays to ATSI 85% of the aggregate amount of each account transferred under the Account Transfer Agreement.  Once the account is collected by WFBC, it retains the amount originally paid for the account plus a daily factoring rate of 0.0349% for each day outstanding measured from the funding date and until the account is paid by ATSI’s customer.  If an account is not paid within 90 days, ATSI must repurchase the account for the amount that it originally received for the account and pay the factor rate that has accrued prior to repurchase.  The factoring agreement is for twelve months and automatically renews for an additional twelve months.  ATSI can terminate this agreement upon 30 days’ written notice, subject to a $15,000 early termination fee.  As of January 31, 2010, all receivables sold to WFBC had been collected and the entire $5,000,000 facility was available.  ATSI will continue to factor its receivables on a monthly basis as necessary to provide funds for operations.

NOTE 3 – OUTSTANDING DEBT

At January 31, 2010 and July 31, 2009 outstanding debt consisted of the following: (In thousands, except per share amounts)
	January 31,	July 31,
	2010	2009

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing October 31, 2011, unsecured.	524	460

Note payable to Wells Fargo bank payable in monthly installments, bearing interest at 7.25% per annum, maturing July 25, 2010, collateralized by ATSI's certificates of deposit.	37	72

Note payable to ATVF, Scott Crist, Roderick Ciaccio & Vencore Solutions, payable in monthly installments, bearing interest at 10.00% per annum, maturing September 10, 2010, collateralized by ATSI's accounts receivables (other than accounts factored with Wells Fargo), $100,000 certificate of deposit with Wells Fargo and ATSI's ownership in ATSICOM. Additionally, we issued 425,000 warrants to the note holders, at an exercise price per warrant of $0.19. The warrants have the following “Put” and “Call” rights: Put right. From and after the second anniversary of the notes payable, the holder shall have the right to request from ATSI, upon five (5) Business days prior notice, to acquire from the holders the warrants at a price $0.39 per warrant. Call right.  At any time any warrants are outstanding, if the last sale price of ATSI’s common stock is greater than $0.80 per share for ten (10) consecutive trading days, ATSI shall be entitled to require the purchaser to exercise the warrants and pay the exercise price therefore upon five (5) business days written notice. Net of unamortized discount of $12 and $33, respectively
	380	604

Note payable to San Antonio National Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing October 25, 2011, collateralized by ATSI's assets.	259	328

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing November 10, 2011, collateralized by ATSI's assets.	93	-

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing January 10, 2012, collateralized by ATSI's assets.	100	-

Total outstanding debt long-term debt	1,393	1,464

Current portion of long-term debt	(668)	(1,173)
Long-term debt, net of current portion	$725	$291

Payments on long-term debt of ATSI are due as follows:
	(in thousands)
Fiscal 2010		$668
Fiscal 2011		725
Total payments		$1,393

ATSI analyzed these instruments for derivative accounting consideration under ASC 815-15 and ASC 815-40, and determined that the warrants issued to ATVF, Scott Crist, Roderick Ciaccioa & Vencore Solutions did not meet the definition of equity under ASC 815-15 and ASC 815-40, due to the put right.  ATSI estimated the fair market value of the put to be the difference between the potential cash settlement price per share and the exercise price, or approximately $85,000 which is the maximum amount of potential cash settlement by ATSI.  Because the maximum cash settlement was greater than the fair value of the warrants, ATSI recorded the maximum cash settlement of $85,000 as a liability.  Additionally, ATSI analyzed the rest of the instruments for derivative accounting and determined that liability treatment was not applicable. As of January 31, 2010, ATSI was not in compliance of its loan covenants for all outstanding promissory notes with ATVF, ATV Texas Ventures and San Antonio National Bank.

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

ATSI did not grant any employee stock options during the six months ended January 31, 2010.

ATSI recognized $17,265 and $130,000 in stock based compensation expense to employees during six months ended January 31, 2010 and 2009, respectively.  Unamortized compensation cost totaled $10,694 and $64,255 at January 31, 2010 and January 31, 2009, respectively.

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

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and six months ended January 31, 2010 and 2009.  It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.  For purposes of the following discussion, fiscal 2010 or 2010 refers to the year ended July 31, 2010 and fiscal 2009 or 2009 refers to the year ended July 31, 2009.

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

We also provide enhanced hosted VoIP Services, which include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, and customized VoIP solutions for specialized applications.  Under our current network, we provide interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple other IP/PBX features in a hosted environment.  As an outsourced VoIP technology enabler, we are marketing new and synergistic services to other carriers and to enterprise customers through established channel partners.

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three and six months ended January 31, 2010 and 2009.  All dollar amounts are in thousands.

	Three months ended January 31,				Six months ended January 31,
	2010	2009	Variances	%	2010	2009	Variances	%
OPERATING REVENUES:
VoIP services	$4,897	$5,454	$(557)	-10%	$9,882	$12,590	$(2,708)	-22%

Total operating revenues	4,897	5,454	(557)	-10%	9,882	12,590	(2,708)	-22%

Cost of services (exclusive of depreciation and amortization, shown below)	4,515	4,984	(469)	-9%	9,220	11,550	(2,330)	-20%
GROSS MARGIN	382	470	(88)	-19%	662	1,040	(378)	-36%

Selling, general and administrative expense (exclusive of legal and professional fees)	357	529	(172)	-33%	726	1,062	(336)	-32%
Legal and professional fees	41	102	(61)	-60%	139	169	(30)	-18%
Bad debt expense	-	21	(21)	-100%	-	2	(2)	-100%
Depreciation and amortization expense	44	42	2	5%	87	84	3	4%
OPERATING LOSS	(60)	(224)	164	-73%	(290)	(277)	(13)	5%

OTHER INCOME (EXPENSE):
Gain on early extinguishment of debt	-	-	-	0%	-	108	(108)	-100%
Minority Interest	-	(12)	12	-100%	-	(26)	26	-100%
Interest income (expense)	(38)	(59)	21	-36%	(82)	(93)	11	-12%
Total other income (expense), net	(38)	(71)	33	-46%	(82)	(11)	(71)	645%

NET INCOME (LOSS)	(98)	(295)	197	-67%	(372)	(288)	(84)	29%

Net loss applicable to noncontrolling interest	-	-	-	0%	24	-	24	100%

NET INCOME (LOSS) TO COMMON STOCKHOLDERS	(98)	(295)	197	-67%	(348)	(288)	(60)	21%

Three Months ended January 31, 2010 Compared to Three Months ended January 31, 2009

VoIP Service.  VoIP services revenue decreased by $557,000, or 10%, from the quarter ended January 31, 2009 to the quarter ended January 31, 2010.  VoIP minutes carried by our network on which we generated revenues increased by 63% from approximately 93,102,888 minutes of voice traffic during the quarter ended January 31, 2009 to approximately 151,627,627 minutes of voice traffic during the quarter ended January 31, 2010.  Despite the increase in VoIP minutes, our average revenue per minute decreased from $0.0584 during the quarter ended January 31, 2009 to $0.0322 for the quarter ended January 31, 2010.  This represents a decrease in our average revenue rate per minute of 45%.  The decrease in revenue and the average revenue per minute is attributable primarily to our customers constantly seeking low cost service providers to terminate their VoIP services as a result of the overall price pressure in the international VoIP market due to the global economic recession.

Cost of Services (exclusive of depreciation and amortization).  The consolidated cost of services decreased by $469,000, or 9%, from the quarter ended January 31, 2009 to the quarter ended January 31, 2010.  The decrease in cost of services is a direct correlation to the decrease in VoIP services revenue.  Cost of services, as a percentage of revenue increased by 0.82 % between periods, from 91.38% of revenue during the quarter ended January 31, 2009 to 92.20% of revenue during the quarter ended January 31, 2010.  The increase in cost of services as a percentage of revenue was due to the increase in costs from our vendors and the fixed costs required to operate our network.  Also, as a result of the decrease in VoIP revenues and increase in costs of service as a percent of sales, our gross margin declined by $88,000, or 19%, from $470,000 for the three months ended January 31, 2009 compared to $382,000 for the three months ended January 31, 2010.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses decreased by $172,000, or 33%, from the quarter ended January 31, 2009 to the quarter ended January 31, 2010.  The decrease is primarily attributable to the decrease in non-cash compensation expense to employees.  During the quarter ended January 31, 2009, we recognized $68,105 in non-cash compensation expense to employees, but during the quarter ended January 31, 2010 we only recognized $3,333 in non-cash compensation expense to employees

Legal and professional fees.  Legal and professional fees decreased by $61,000, or 60%, from the quarter ended January 31, 2009 to the quarter ended January 31, 2010.  The decrease is attributable to $30,000 in Board of Director fees incurred during the quarter ended January 31, 2009.  We did not incur similar expenses during the quarter ended January 31, 2010.

Bad debt expense.  Bad debt expense decreased by $21,000.  The decrease is attributable to $21,000 in bad debt expense recognized during the three months ended January 31, 2009 associated with the write-off of uncollectible accounts.  We did not incur similar expenses during the quarter ended January 31, 2010.

Depreciation and amortization.  Depreciation and amortization increased by $2,000 or 5%, from the quarter ended January 31, 2009 to the quarter ended January 31, 2010.  The increase is attributed to the additional amortization associated with the new computers and servers acquired during the three months ended January 31, 2010.

Operating income (loss).  The Company reported an operating loss of $60,000 for the three months ended January 31, 2010 compared to an operating loss of $224,000 for the three months ended January 31, 2009.  The improvement in net loss between periods was primarily attributed to the decline in selling and general administrative expenses, professional fees and bad debt.

Other income (expense).  Other expenses decreased by $33,000, or 46% from the quarter ended January 31, 2009 to the quarter ended January 31, 2010.  The primary reason for the decrease in other expenses is related to the decrease of $12,000 in expenses associated to our minority interest in Fiesta Communications recognized during the quarter ended January 31, 2009.  Additionally, interest expense between periods decreased by $21,000, or 36%, from $59,000 for the quarter ended January 31, 2009 to $38,000 for the quarter ended January 31, 2010.  The decrease in interest expense is attributed to the decrease in outstanding principal balances under various promissory notes.  As a result, our interest expense decreased between periods.

Net income (loss) to common stockholders.  The Company reported a net loss to common stockholders of $98,000 for the three months ended January 31, 2010 compared to a net loss of $295,000 to common stockholders for the three months ended January 31, 2009.  The decrease in net loss between periods was primarily the result of the reduction in selling, general and administrative expenses, legal fees and professional fess and bad debt.

Six Months ended January 31, 2010 Compared to Six Months ended January 31, 2009

VoIP Service. VoIP services revenue decreased by $2,708,000, or 22%, from the six months ended January 31, 2009 to the six months ended January 31, 2010.  VoIP minutes carried on our network on which we generated revenues, increased by 38% from approximately 206,479,684 minutes of voice traffic during the six months ended January 31, 2009 to approximately 285,166,132 minutes of voice traffic during the six months ended January 31, 2010.  Despite the increase in VoIP minutes, our average revenue per minute decreased from $0.0608 during the six months ended January 31, 2009 to $0.03455 for the six months ended January 31, 2010.  This represents a decrease in our average revenue rate per minute of 43%.  The decrease in revenue and the average revenue per minute is attributable primarily to our customers constantly seeking low cost service providers to terminate their VoIP services as a result of the overall price pressure in the international VoIP market due to the global economic recession.

Cost of Services (exclusive of depreciation and amortization).  The consolidated cost of services decreased by $2,330,000, or 20%, from the six months ended January 31, 2009 to the six months ended January 31, 2010.  The decrease in cost of services is a direct correlation of the decrease in VoIP services revenue.  Cost of services, as a percentage of revenue increased by 1.56 % between periods, from 91.74% of revenue during the six months ended January 31, 2009 to 93.30% of revenue during the six months ended January 31, 2010.  The increase in cost of services as a percentage of revenue is due to the increase in costs from our vendors as a result of the quality requirements and fixed costs required to operate our network. Also, as a result of the decrease in VoIP revenues, our gross margin declined by $378,000 or 36% from $1,040,000 for the six months ended January 31, 2009 compared to $662,000 for the six months ended January 31, 2010

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses decreased by $336,000, or 32%, from the six months ended January 31, 2009 to the six months ended January 31, 2010.  The decrease is primarily attributable to the decrease in non-cash compensation expense to employees.  During the six months ended January 31, 2009 we recognized $130,000 in non-cash compensation expense to employees.  In comparison, we only recognized $17,000 in non-cash compensation expense to employees during the six months ended January 31, 2009. Additionally, our salaries and wages decreased between periods by $213,000 as a result of the termination of various employees during fiscal 2009.

Legal and Professional Fees.  Legal and professional fees decreased by $30,000, or 18%, from the six months ended January 31, 2009 to the six months ended January 31, 2010.  The decrease is attributable to $30,000 in Board of Directors fees incurred during the six months ended January 31, 2009.  We did not incur similar expenses during the six months ended January 31, 2010.

Bad Debt Expense.  Bad debt expense improved by $2,000, or 100%, from the six months ended January 31, 2009 to the six months ended January 31, 2010.  During the six months ended January 31, 2009, we recognized $2,000 in bad debt expense associated with uncollectible accounts.  We did not incur similar expenses during the six months ended January 31, 2010.

Depreciation and Amortization.  Depreciation and amortization increased by $3,000 or 4%, from the six months ended January 31, 2009 to the six months ended January 31, 2010.  The increase is attributed to additional amortization expense associated with the new computers acquired during the period ending January 31, 2010.

Operating Income (loss).  The Company’s operating loss increased by $13,000, or 5%, from the six months ended January 31, 2009 to the six months ended January 31, 2010.  The increase in operating loss between periods is attributed to the decrease in gross margin, which was slightly offset by the decrease between periods in SG&A expenses and the decrease in legal and professional fees.

Other Income (expense).  Other expense increased by $71,000 from the six months ended January 31, 2009 to the six months ended January 31, 2010.  Other expense during the six months ended January 31, 2009, included a gain on early extinguishment of debt of $108,000 which was attributed to a discount recognized as part of a settlement of a promissory note with The Shaar Fund.  However, the gain was offset by our equity interest in Fiesta Communications of $26,000 and interest expense of $93,000.  We did not recognize a gain on early extinguishment of debt during the six months ended January 31, 2010, thus the increase in other expense between periods.

Net Income (loss).  Net loss increased by $84,000, or 29%, from the six months ended January 31, 2009 to the six months ended January 31, 2010.  The increase in net loss between periods is attributed to the decrease between periods in operating income and the increase between periods in other expenses.

Net Loss Applicable to Noncontrolling Interest.  Loss attributed to noncontrolling interest increased by $24,000, or 100%, from the six months ended January 31, 2009 to the six months ended January 31, 2010.  During the six months ended January 31, 2010, we recognized $24,000 associated to the losses incurred in Fiesta and Telefamilia.  We did not recognize any noncontrolling interest expenses during the six months ended January 31, 2009.

Net Income (loss) to Common Stockholders.  The Company reported a net loss to common stockholders of $348,000 for the six months ended January 31, 2010 compared to a net loss to common stockholders of $288,000 for the six months ended January 31, 2010.  The increase in net loss for the six months ended January 31, 2010 was primarily the result of the decline in revenue, gross margin and the increase in operating losses.

Liquidity and Capital Resources

Cash Position:  We had a cash balance of $78,000 as of January 31, 2010.  Net cash consumed by operating activities during the six months ended January 31, 2010 was approximately $635,000.  Investing activities during the six months ended January 31, 2010 generated $233,000, consisting of $264,000 from the sale of certificates of deposit.  This was slightly offset by $31,000 associated with the acquisition of various servers and computers.  Financing activities during the six months ended January 31, 2010 consumed $157,000 in cash.  The cash consumed during the period is associated with the debt principal payments of $356,000 related to various notes payable and principal payments of $1,000 associated with a capital lease obligation.  Additionally, we received proceeds of $200,000 from various promissory notes during the six months ended January 31, 2010.  Overall, our net operating, investing and financing activities during the six months ended January 31, 2010 consumed $559,000 of our available cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations.  During the six months ended January 31, 2010, we received $200,000 from Texas Ventures under two 24 month promissory notes.  As of January 31, 2010, there was a total of $5,000,000 available under our account receivable factoring line with WFBC.

Our current cash expenses are expected to be approximately $135,000 per month, including wages, rent, utilities and corporate professional fees.  We are currently using $128,000 in cash generated from operations and approximately $45,000 per month of our available cash to cover all monthly cash expenses.  We anticipate that the January 31, 2010 cash balance of $78,000, certificate of deposit of $61,000, combined with our ability to raise additional cash from our funding source, expected net cash flow generated from future operations and the factoring agreement with WFBC, will be sufficient to fund our operations and capital asset expenditures for the next twelve months.

Our working capital (deficit) was $517,000 as of January 31, 2010.  This represents an improvement of approximately $57,000 from our working capital (deficit) at July 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

NONE

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

The following documents are filed as exhibits to this report.

Number	Description

10.1	Promissory note payable and security agreement with ATV Texas Ventures III, LP. dated January 10, 2010 in the principal amount of $100,000.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC.
(Registrant)

Date: March 12, 2010	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer

Date: March 12, 2010	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Sr. VP of Finance & Corporate Controller
(Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.1	Promissory note payable and security agreement with ATV Texas Ventures III, LP. dated January 10, 2010 in the principal amount of $100,000.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.