Form 10-Q
period 2010-04-30
ATSI COMMUNICATIONS INC/DE
filed 2010-06-09
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 001-15687

ATSI COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	74-2849995
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3201 Cherry Ridge Building C, Suite 300 San Antonio, Texas	78230
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Number of Shares	Class Common Stock	As of
45,504,120	$001. par value	June 8, 2010

ATSI COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2010

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of April 30, 2010 and July 31, 2009 (unaudited)		3
Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2010 and 2009 (unaudited)		4
Consolidated Statement of Changes in Stockholders’ Deficit for the Nine Months Ended April 30, 2010 (unaudited)		5
Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2010 and 2009 (unaudited)		6
Notes to Consolidated Financial Statements (unaudited)		7

Item 2.	Management’s Discussions and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 6.	Exhibits	14

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share amounts)

	April 30,	July 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$309	$637
Certificates of deposit	25	325
Accounts receivable, net of allowance for bad debt of $10 and $10, respectively	684	337
Prepaid and other current assets	43	77
Total current assets	1,061	1,376

LONG-TERM ASSETS:
Intangible Assets, net of amortization of $28 and $16, respectively	122	134

Property and Equipment	855	794
Less - accumulated depreciation	(695)	(576)
Net property and equipment	160	218
Total assets	$1,343	$1,728

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$833	$585
Accrued liabilities	122	192
Notes payable, net of unamortized discount of $5 and $33, respectively	552	1,173
Derivative liability	85	-
Total current liabilities	1,592	1,950

LONG-TERM LIABILITIES:
Notes payable	700	291
Derivative liability	-	85
Other	16	3
Total long-term liabilities	716	379
Total liabilities	2,308	2,329

STOCKHOLDERS' DEFICIT:
Preferred stock, 16,063,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 45,504,120 and 45,504,120 shares issued and outstanding, respectively	46	46
Additional paid in capital	73,274	73,253
Noncontrolling interest	(138)	(114)
Accumulated deficit	(74,148)	(73,787)
Other comprehensive income	1	1
Total stockholders' deficit	(965)	(601)
Total liabilities and stockholders' deficit	$1,343	$1,728

See accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)
	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
OPERATING REVENUES:
VoIP services	$6,574	$3,660	$16,456	$16,250

Total operating revenues	6,574	3,660	16,456	16,250

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	6,089	3,461	15,309	15,011
Selling, general and administrative expense (exclusive of legal and professional fees)	368	455	1,094	1,517
Legal and professional fees	52	61	191	230
Bad debt expense	-	-	-	2
Depreciation and amortization expense	44	33	131	117
Total operating expenses	6,553	4,010	16,725	16,877

OPERATING INCOME (LOSS)	21	(350)	(269)	(627)

OTHER INCOME (EXPENSE):
Gain on early extinguishment of debt	-	-	-	108
Investment loss	-	(15)	-	(42)
Interest expense	(34)	(53)	(116)	(146)
Total other expense	(34)	(68)	(116)	(80)

NET LOSS	(13)	(418)	(385)	(707)

Net loss applicable to noncontrolling interest	-	-	24	-

NET LOSS TO COMMON STOCKHOLDERS	$(13)	$(418)	$(361)	$(707)

LOSS PER SHARE TO COMMON STOCKHOLDERS - BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	45,504,120	39,892,157	45,504,120	39,758,501

See accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED APRIL 30, 2010
(Unaudited; in thousands, except share amounts)
			Additional
	Common		Paid-in	Noncontrolling	Accumulated	Other Comp.
	Shares	Par	Capital	interest	Deficit	Income/Loss	Totals
BALANCE, July 31, 2009	45,504,120	$46	$73,253	$(114)	$(73,787)	$1	$(601)
Stock option expense	-	-	21	-	-	-	21
Net loss	-	-	-	(24)	(361)	-	(385)
BALANCE, April 30, 2010	45,504,120	$46	$73,274	$(138)	$(74,148)	1	$(965)

See accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands, except per share amounts)

	Nine months ended April 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(385)	$(707)
Adjustments to reconcile net loss to cash used in operating activities:
Investment loss	-	42
Gain on early extinguishment of debt	-	(108)
Depreciation and amortization	131	117
Issuance of stock grants and options, for services	21	143
Provisions for losses on accounts receivables	-	2
Amortization of debt discount	28	46
Changes in operating assets and liabilities:
Accounts receivable	(347)	568
Prepaid expenses and other	34	(52)
Accounts payable	248	(1,151)
Wells Fargo Factoring Collateral	-	(6)
Accrued liabilities	14	109
Net cash used in operating activities	(256)	(997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	301	(7)
Note receivable, related party	-	(70)
Purchases of property & equipment	(61)	(67)
Net cash provided by / ( used in) investing activities	240	(144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(561)	(374)
Acquisition of common stock	-	(48)
Proceeds from Notes payables	250	1,275
Principal payments on capital lease obligation	(1)	(2)
Net cash (used in) / provided by financing activities	(312)	851

DECREASE IN CASH AND CASH EQUIVALENTS	(328)	(290)
CASH AND CASH EQUIVALENTS, beginning of period	637	1,338

CASH AND CASH EQUIVALENTS, end of period	$309	$1,048

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$69	$88
Cash paid for income tax	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$-	$172
Warrants issued for services	-	85

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

NOTE 2 – ACCOUNTS RECEIVABLE FINANCING

On December 12, 2007, ATSI entered into a $3,000,000 accounts receivable financing agreement with Wells Fargo Business Credit (“WFBC”), a division of Wells Fargo Bank, N.A.  On March 26, 2008, WFBC increased the accounts receivable financing to $5,000,000.  ATSI may offer to sell with recourse not less than $350,000 and no more than $5,000,000 of its accounts receivable to WFBC each month.  WFBC pays to ATSI 85% of the aggregate amount of each account transferred under the Account Transfer Agreement.  Once the account is collected by WFBC, it retains the amount originally paid for the account plus a daily factoring rate of 0.0349% for each day outstanding measured from the funding date and until the account is paid by ATSI’s customer.  If an account is not paid within 90 days, ATSI must repurchase the account for the amount that it originally received for the account and pay the factor rate that has accrued prior to repurchase.  The factoring agreement is for twelve months and automatically renews for an additional twelve months.  ATSI can terminate this agreement upon 30 days’ written notice, subject to a $15,000 early termination fee.  As of April 30, 2010, all receivables sold to WFBC had been collected and the entire $5,000,000 facility was available.  ATSI will continue to factor its receivables on a monthly basis as necessary to provide funds for operations.

NOTE 3 – OUTSTANDING DEBT

At April 30, 2010 and July 31, 2009 outstanding debt consisted of the following: (In thousands, except per share amounts)

	April 30,	July 31,
	2010	2009

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing October 31, 2011, unsecured.	$531	$460

Note payable to Wells Fargo Bank, payable in monthly installments, bearing interest at 7.25% per annum, maturing July 25, 2010, collateralized by ATSI's certificates of deposit.	18	72

Note payable to ATVF, Scott Crist, Roderick Ciaccio & Vencore Solutions, payable in monthly installments, bearing interest at 10.00% per annum, maturing September 10, 2010, collateralized by ATSI's accounts receivables (other than accounts factored with Wells Fargo), $100,000 certificate of deposit with Wells Fargo and ATSI's ownership in ATSICOM. Additionally, we issued 425,000 warrants to the note holders, at an exercise price per warrant of $0.19. The warrants have the following “Put” and “Call” rights: Put right. From and after the second anniversary of the notes payable, the holder shall have the right to request from ATSI, upon five (5) Business days prior notice, to acquire from the holders the warrants at a price $0.39 per warrant. Call right.  At any time any warrants are outstanding, if the last sale price of ATSI’s common stock is greater than $.80 per share for ten (10) consecutive trading days, ATSI shall be entitled to require the purchaser to exercise the warrants and pay the exercise price therefore upon five (5) business days written notice. Net of unamortized discount of $5 and $33, respectively
	260	604

Note payable to San Antonio National Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing October 25, 2011, collateralized by ATSI's assets.	225	328

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing November 10, 2011, collateralized by ATSI's assets.	81	-

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing January 10, 2012, collateralized by ATSI's assets.	89	-

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing March 10, 2012, collateralized by ATSI's assets.	48	-

Total outstanding debt long-term debt	1,252	1,464
Current portion of long-term debt	(552)	(1,173)
Long-term debt, net of current portion	$700	$291

Payments on long-term debt of ATSI are due as follows:

(in thousands)
Fiscal 2011	$552
Fiscal 2012	700
Total payments	$1,252

ATSI analyzed these instruments for derivative accounting consideration under ASC 815-15 and ASC 815-40, and determined that the warrants issued to ATVF, Scott Crist, Roderick Ciaccioa & Vencore Solutions did not meet the definition of equity under ASC 815-15 and ASC 815-40, due to the put right.  ATSI estimated the fair market value of the put to be the difference between the potential cash settlement price per share and the exercise price, or approximately $85,000 which is the maximum amount of potential cash settlement by ATSI.  Because the maximum cash settlement was greater than the fair value of the warrants, ATSI recorded the maximum cash settlement of $85,000 as a liability.  Additionally, ATSI analyzed the rest of the instruments for derivative accounting and determined that liability treatment was not applicable. As of April 30, 2010, ATSI was not in compliance of its loan covenants for its outstanding promissory note with ATVF.

NOTE 4 – STOCK-BASED COMPENSATION TO EMPLOYEES

In September 2005, ATSI adopted its 2005 stock compensation plan (the "Plan").  This plan authorizes the grant of up to 17.5 million warrants, stock options, restricted common shares, non-restricted common shares and other awards to employees, directors, and certain other persons.  The plan is intended to permit ATSI to retain and attract qualified individuals who will contribute to the overall success of ATSI.  ATSI’s Board of Directors determines the terms of any grants under the plan.  Exercise prices of all warrants, stock options and other awards vary based on the market price of the shares of common stock as of the date of grant.  The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest based on the terms of the individual grant.

ATSI did not grant any awards under the Plan during the nine months ended April 30, 2010.

ATSI recognized $20,505 and $143,000 in stock based compensation expense to employees during nine months ended April 30, 2010 and 2009, respectively.  Unamortized compensation cost totaled $5,784 and $35,613 at April 30, 2010 and April 30, 2009, respectively.

As of April 30, 2010, ATSI had outstanding options totaling 8,249,000 with a weighted average exercise price of $0.04, a weighted average remaining term of 6.21 years and an intrinsic value of $244,170.

As of April 30, 2010, ATSI had outstanding warrants totaling 800,000 with a weighted average exercise price of $0.18, a weighted average remaining term of 5.10 years and an intrinsic value of zero.

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

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and nine months ended April 30, 2010 and 2009.  It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.  For purposes of the following discussion, fiscal 2010 or 2010 refers to the year ended July 31, 2010 and fiscal 2009 or 2009 refers to the year ended July 31, 2009.

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

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three and nine months ended April 30, 2010 and 2009.  All dollar amounts are in thousands.

	Three months ended April 30,				Nine months ended April 30,
	2010	2009	Variances	%	2010	2009	Variances	%
OPERATING REVENUES:
VoIP services	$6,574	$3,660	$2,914	80%	$16,456	$16,250	$206	1%

Total operating revenues	6,574	3,660	2,914	80%	16,456	16,250	206	1%

Cost of services (exclusive of depreciation and amortization, shown below)	6,089	3,461	2,628	76%	15,309	15,011	298	2%
GROSS MARGIN	485	199	286	144%	1,147	1,239	(92)	-7%

Selling, general and administrative expense (exclusive of legal and professional fees)	368	455	(87)	-19%	1,094	1,517	(423)	-28%
Legal and professional fees	52	61	(9)	-15%	191	230	(39)	-17%
Bad debt expense	-	-	-	0%	-	2	(2)	-100%
Depreciation and amortization expense	44	33	11	33%	131	117	14	12%
OPERATING INCOME (LOSS)	21	(350)	371	-106%	(269)	(627)	358	-57%

OTHER INCOME (EXPENSE):
Gain on early extinguishment of debt	-	-	-	0%	-	108	(108)	-100%
Minority Interest	-	(15)	15	-100%	-	(42)	42	-100%
Interest income (expense)	(34)	(53)	19	-36%	(116)	(146)	30	-21%
Total other income (expense), net	(34)	(68)	34	-50%	(116)	(80)	(36)	45%

NET LOSS	$(13)	$(418)	$405	-97%	$(385)	$(707)	$322	-46%

Net loss applicable to noncontrolling interest	-	-	-	0%	24	-	24	100%

NET LOSS TO COMMON STOCKHOLDERS	$(13)	$(418)	$405	-97%	$(361)	$(707)	$346	-49%

Three Months ended April 30, 2010 Compared to Three Months ended April 30, 2009

VoIP Service.  VoIP services revenue increased by $2,914,000, or 80%, from the quarter ended April 30, 2009 to the quarter ended April 30, 2010.  VoIP minutes carried by our network increased by 75% from approximately 74,237,464 minutes of voice traffic during the quarter ended April 30, 2009 to approximately 129,668,211 minutes of voice traffic during the quarter ended April 30, 2010.  Our average revenue per minute increased from $0.049 during the quarter ended April 30, 2009 to $0.0505 for the quarter ended April 30, 2010. The increase in revenue and the average revenue per minute is attributable primarily to our efforts of providing higher quality routes at higher prices to our key customers.

Cost of Services (exclusive of depreciation and amortization).  The consolidated cost of services increased by $2,628,000, or 76%, from the quarter ended April 30, 2009 to the quarter ended April 30, 2010.  The increase in cost of services is a direct correlation to the increase in VoIP services revenue.  Cost of services, as a percentage of revenue decreased by 1.95 % between periods, from 94.56% of revenue during the quarter ended April 30, 2009 to 92.61% of revenue during the quarter ended April 30, 2010.  The decrease in cost of services as a percentage of revenue was due to the decrease in costs from our vendors realized during the quarter ended April 30, 2010. Also, as a result of the increase in VoIP revenues and decrease in costs of service as a percent of sales, our gross margin improved by $286,000, or 144%, from $199,000 for the three months ended April 30, 2009 compared to $485,000 for the three months ended April 30, 2010.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses decreased by $87,000, or 19%, from the quarter ended April 30, 2009 to the quarter ended April 30, 2010.  The decrease is primarily attributable to the decrease between periods in salaries and wages of $67,000 as a result of the termination of various employees during fiscal 2010. Additionally, we realized a decrease between periods in non-cash compensation expense to employees.  During the quarter ended April 30, 2009, we recognized $13,254 in non-cash compensation expense to employees, but during the quarter ended April 30, 2010 we only recognized $3,240 in non-cash compensation expense to employees.

Legal and professional fees.  Legal and professional fees decreased by $9,000, or 15%, from the quarter ended April 30, 2009 to the quarter ended April 30, 2010.  The decrease is attributable to the decrease in investor relations fees, audit fees and attorney's fees as a result of expense control measures implemented during fiscal 2010.

Depreciation and amortization.  Depreciation and amortization increased by $11,000 or 33%, from the quarter ended April 30, 2009 to the quarter ended April 30, 2010.  The increase is attributed to the additional amortization associated with the new computers and servers acquired during the three months ended April 30, 2010.

Operating income (loss).  The Company reported operating income of $21,000 for the three months ended April 30, 2010 compared to an operating loss of $350,000 for the three months ended April 30, 2009.  The improvement between periods was primarily attributed to the increase in gross margin, decline in selling and general administrative expenses and professional fees.

Other income (expense).  Other expenses decreased by $34,000, or 50% from the quarter ended April 30, 2009 to the quarter ended April 30, 2010.  The primary reason for the decrease in other expenses is related to the decrease of $15,000 in expenses associated with our minority interest in Fiesta Communications recognized during the quarter ended April 30, 2009.  Additionally, interest expense between periods decreased by $19,000, or 36%, from $53,000 for the quarter ended April 30, 2009 to $34,000 for the quarter ended April 30, 2010.  The decrease in interest expense is attributed to the decrease in outstanding principal balances under various promissory notes.  As a result, our interest expense decreased between periods.

Net Loss to common stockholders.  The Company reported a net loss to common stockholders of $13,000 for the three months ended April 30, 2010 compared to a net loss of $418,000 to common stockholders for the three months ended April 30, 2009.  The decrease in net loss between periods was primarily the result of the increase in gross margin, reduction in selling, general and administrative expenses, legal fees and professional fees.

Nine Months ended April 30, 2010 Compared to Nine Months ended April 30, 2009

VoIP Service. VoIP services revenue increased by $206,000, or 1%, from the nine months ended April 30, 2009 to the nine months ended April 30, 2010.  VoIP minutes carried on our network on which we generated revenues, increased by 47% from approximately 282,057,374 minutes of voice traffic during the nine months ended April 30, 2009 to approximately 414,714,613 minutes of voice traffic during the nine months ended April 30, 2010.  Despite the increase in VoIP minutes, our average revenue per minute decreased from $0.0574 during the nine months ended April 30, 2009 to $0.03955 for the nine months ended April 30, 2010.  This represents a decrease in our average revenue rate per minute of 31%.  The decrease in average revenue per minute is attributable primarily to our customers constantly seeking low cost service providers to terminate their VoIP services as a result of the overall price pressure in the international VoIP market.

Cost of Services (exclusive of depreciation and amortization).  The consolidated cost of services increased by $298,000, or 2%, from the nine months ended April 30, 2009 to the nine months ended April 30, 2010.  The increase in cost of services is a direct correlation of the increase in VoIP services revenue.  Cost of services, as a percentage of revenue increased by ..63 % between periods, from 92.37% of revenue during the nine months ended April 30, 2009 to 93% of revenue during the nine months ended April 30, 2010.  The increase in cost of services as a percentage of revenue is due to the increase in costs from our vendors as a result of the quality requirements and fixed costs required to operate our network. Also, our gross margin declined by $92,000 or 7% from $1,239,000 for the nine months ended April 30, 2009 compared to $1,147,000 for the nine months ended April 30, 2010.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses decreased by $423,000, or 28%, from the nine months ended April 30, 2009 to the nine months ended April 30, 2010.  The decrease is primarily attributable to the decrease between periods in salaries and wages of approximately $280,266 as a result of the termination of various employees during fiscal 2010. Also, we realized a decrease in non-cash compensation expense to employees; during the nine months ended April 30, 2009 we recognized $143,000 in non-cash compensation expense to employees.  In comparison, we only recognized $21,000 in non-cash compensation expense to employees during the nine months ended April 30, 2010.

Legal and Professional Fees.  Legal and professional fees decreased by $39,000, or 17%, from the nine months ended April 30, 2009 to the nine months ended April 30, 2010.  The decrease is attributable to $30,000 in Board of Directors fees incurred during the nine months ended April 30, 2009.  We did not incur similar expenses during the nine months ended April 30, 2010.

Bad Debt Expense.  Bad debt expense improved by $2,000, or 100%, from the nine months ended April 30, 2009 to the nine months ended April 30, 2010.  During the nine months ended April 30, 2009, we recognized $2,000 in bad debt expense associated with uncollectible accounts.  We did not incur similar expenses during the nine months ended April 30, 2010.

Depreciation and Amortization.  Depreciation and amortization increased by $14,000 or 12%, from the nine months ended April 30, 2009 to the nine months ended April 30, 2010.  The increase is attributed to additional amortization expense associated with the new computers acquired during the period ending April 30, 2010.

Operating Income (loss).  The Company’s operating loss decreased by $358,000, or 57%, from the nine months ended April 30, 2009 to the nine months ended April 30, 2010.  The improvement in operating loss between periods is attributed to the decrease between periods in SG&A expenses and the decrease in legal and professional fees.
Other Income (expense).  Other expense increased by $36,000 from the nine months ended April 30, 2009 to the nine months ended April 30, 2010.  Other expense during the nine months ended April 30, 2009, included a gain on early extinguishment of debt of $108,000 which was attributed to a discount recognized as part of a settlement of a promissory note with The Shaar Fund.  However, the gain was offset by our equity interest in Fiesta Communications of $42,000 and interest expense of $146,000.  We did not recognize a gain on early extinguishment of debt during the nine months ended April 30, 2010, thus the increase in other expense between periods.

Net Loss.  Net loss decreased by $322,000 or 46%, from the nine months ended April 30, 2009 to the nine months ended April 30, 2010.  The improvement in net loss between periods is attributed to the improvement between periods in operating income and the decrease between periods in other expenses.

Net Loss Applicable to Noncontrolling Interest.  Loss attributed to noncontrolling interest increased by $24,000, or 100%, from the nine months ended April 30, 2009 to the nine months ended April 30, 2010.  During the nine months ended April 30, 2010, we recognized $24,000 associated to the losses incurred in Fiesta and Telefamilia.  We did not recognize any noncontrolling interest expenses during the nine months ended April 30, 2009.

Net Loss to Common Stockholders.  The Company reported a net loss to common stockholders of $361,000 for the nine months ended April 30, 2010 compared to a net loss to common stockholders of $707,000 for the nine months ended April 30, 2010.  The improvement in net loss to common stockholders between periods is attributed to the decrease between periods in SG&A expenses and the decrease in legal and professional fees.

Liquidity and Capital Resources

Cash Position:  We had a cash balance of $309,000 as of April 30, 2010.  Net cash consumed by operating activities during the nine months ended April 30, 2010 was approximately $256,000.  Investing activities during the nine months ended April 30, 2010 generated $240,000, consisting of $301,000 from the sale of certificates of deposit.  This was slightly offset by $61,000 associated with the acquisition of various servers and computers.  Financing activities during the nine months ended April 30, 2010 consumed $312,000 in cash.  The cash consumed during the period is associated with the debt principal payments of $561,000 related to various notes payable and principal payments of $1,000 associated with a capital lease obligation.  Additionally, we received proceeds of $250,000 from various promissory notes during the nine months ended April 30, 2010.  Overall, our net operating, investing and financing activities during the nine months ended April 30, 2010 consumed $328,000 of our available cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations.  During the nine months ended April 30, 2010, we received $250,000 from Texas Ventures under three 24 month promissory notes.  As of April 30, 2010, there was a total of $5,000,000 available under our account receivable factoring line with WFBC.

Our current cash expenses are expected to be approximately $135,000 per month, including wages, rent, utilities and corporate professional fees.  We are currently using $162,000 in cash generated from operations and approximately $18,000 per month of our available cash to cover all monthly cash outflows.  We anticipate that the April 30, 2010 cash balance of $309,000, certificate of deposit of $25,000, combined with our ability to raise additional cash from our funding source, expected net cash flow generated from future operations and the factoring agreement with WFBC, will be sufficient to fund our operations and capital asset expenditures for the next twelve months.

Our working capital (deficit) was $531,000 as of April 30, 2010.  This represents an improvement of approximately $43,000 from our working capital (deficit) at July 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

NONE

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

The following documents are filed as exhibits to this report.

Number	Description

10.1	Promissory note payable and security agreement with ATV Texas Ventures III, LP., dated March 16, 2010 in the principal amount of $50,000.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATSI COMMUNICATIONS, INC.
(Registrant)

Date: June 09, 2010	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer

Date: June 09, 2010	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Sr. VP of Finance & Corporate Controller
(Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.1	Promissory note payable and security agreement with ATV Texas Ventures III, LP., dated March 16, 2010 in the principal amount of $50,000.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.