Form 10-K
period 2010-07-31
ATSI COMMUNICATIONS INC/DE
filed 2010-10-08
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010
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

Registrant’s Telephone Number, Including Area Code: (210) 614-7240

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $1,365,123 based on the closing price of $0.03 per share on January 31, 2010, as reported on the over-the-counter bulletin board.

There were 45,504,120 shares of issuer’s Common Stock outstanding as of October 8, 2010.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS.

Overview

We are an international telecommunications carrier that utilizes the Internet to provide cost-efficient and economical international telecommunication services.  Our current operations consist primarily of providing digital voice communications over the Internet using Voice-over-Internet-Protocol (“VoIP”).  We provide high quality voice and enhanced telecommunication services to carriers, telephony resellers and other VoIP carriers through various agreements with service providers in the United States, Mexico, Asia, the Middle East and Latin America.  Typically, these telecommunications companies offer their services to the public for domestic and international long distance services.  In addition, we provide enhanced VoIP services, including fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple customized IP/PBX features in a hosted environment for specialized applications.

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

The growth of voice over the Internet was limited in the past due to poor sound quality caused by technical issues such as delays in packet transmission and by bandwidth limitations related to Internet network capacity and local access constraints.  However, the continuing addition of data network infrastructure, improvements in packet switching and compression technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions and resulted in better sound quality.  Nevertheless, certain VoIP routes into countries with limited or poor Internet infrastructure continue to lack the consistent quality required for voice transport and termination.

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

Our strategy is to take advantage of the increasing demand for international communication services and the global shift from the traditional circuit switched network to the Internet for transporting voice traffic.  We target traditional telephone companies migrating towards voice over Internet protocol and emerging VoIP service providers seeking reliable and competitively priced worldwide routes.  We are also capitalizing on the continued global trend of demonopolization of foreign telecommunications markets.  Historically, telecommunication services in most foreign countries have been provided by state-run companies, operating as a legal or de facto monopoly.  Although these companies historically failed to satisfy the demand for services in their countries, the regulatory scheme effectively precluded competition by foreign carriers.  As the demonopolization trend continues in the telecommunications industry throughout the world, many foreign countries are in various stages of migration toward a competitive, multi-carrier market.  This has created an opportunity for emerging operators, that typically “leap frog” to the most recent VoIP technology, to enter their respective market.

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

We operate through our wholly owned subsidiary, Digerati Networks, Inc., a premier global VoIP carrier providing international communication services that consist primarily of transporting voice traffic via the Internet.  Digerati owns and operates its own VoIP network in San Antonio, Texas for processing voice communication traffic between the United States and rapidly expanding markets in Asia, Europe, the Middle East, and Latin America.  Through Digerati, we have established numerous partnerships with foreign carriers and network operators to provide our international voice services.  In our VoIP operations, Digerati receives voice traffic from originating carriers who are interconnected to its network via the Internet and routes that traffic over the Internet to local service providers and carriers in the destination countries with whom the Company has agreements or partnerships to manage the completion of the call.  Our global VoIP service enables carriers and other communications service providers to outsource international voice and fax traffic.

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

We are also utilizing a platform developed by NetSapiens, Inc. that allows us to offer additional VoIP applications including IP/PBX services, IP trunking, prepaid calling, call center applications, conferencing, messaging and other innovative IP telephony functionality necessary to offer standard and/or custom services to the Residential and Enterprise markets.  We are currently marketing these VoIP services to potential customers through established channel partners that includes data network providers, value added resellers, telecom operators, and wireless Internet service providers.   Our strategy is to enable our channel partners to provide specialized VoIP services to their established base of customers, thus creating an additional source of revenue for us and our channel partner.

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

Concession License

The Secretaría de Comunicaciones y Transportes and Comisión Federal de Telecomunicaciones or Federal Telecommunications Comisión (“COFETEL”) issued ATSICOM a 30-year license in June 1998 to install and operate a public network.  Under this license, ATSICOM is required to:

General requirements

•	Maintain approximately $10 million in registered and subscribed capital.
•	Install and operate a network in Mexico according to an operating plan approved by the Mexican government.
•	Continuously develop and conduct training programs for its staff.
•	Designate an individual responsible for the technical functions to operate the concession.

Concession services requirements

•	Provide continuous and efficient services at all times to its customers.
•	Establish a complaint center and correction facilities center and report to the Mexican government on a monthly basis the complaints received and the actions taken to resolve the problems.

Tariff Requirements

•	Invoice its customer only tariffs rates that have been approved by the Mexican government.

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

Customers and Suppliers

We rely on various suppliers to provide services in connection with our communication services.  We use various global VoIP companies to complete our voice over Internet traffic between US, Mexico, Asia, the Middle East and Latin America.  Our customers include traditional carriers, telephony resellers and other VoIP carriers.  We are not dependent upon any single supplier or customer.

Employees

As of July 31, 2010, we had 11 employees, all of whom performed operational, technical and administrative functions.  We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees.  We consider our employee relations to be good.  None of these aforementioned employees belong to labor unions.

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

We are subject to downward pricing pressures and a continuing need to renegotiate overseas rates.  As a result of numerous factors, including increased competition and global deregulation of telecommunications services, prices for international long distance calls have been decreasing.  This downward trend of prices to end-users has caused us to lower the prices we charge communication service providers for call completion on our network.  If this downward pricing pressure continues, we may not be able to offer VoIP services at costs lower than or competitive with, the traditional voice network services with which we compete.  Moreover, in order for us to lower our prices, we have to renegotiate rates with our foreign service providers who complete calls for us.  We may not be able to renegotiate these terms favorably enough, or fast enough, to allow us to continue to offer services in a particular country on a cost-effective basis.  The continued downward pressure on prices and our inability to renegotiate favorable terms in a particular country could have a material adverse effect on our ability to operate our network.

We are subject to risks relating to operations in foreign countries.  Because we provide many of our services internationally, we are subject to additional risks related to providing services into foreign countries.  Associated risks include:

•	unexpected changes in tariffs, trade barriers and regulatory requirements relating to Internet access or VoIP;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	difficulty in collecting accounts receivable;
•	tax, consumer protection, telecommunications, and other laws;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues; and
•	unreliable government power to protect our rights.

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

Vulnerability of the Internet to malicious activity.  The Internet, and certain components thereof, is susceptible to malicious damage or destruction by the creation and distribution of software designed to interrupt or corrupt the transmission of data, by concerted efforts to cause congestion, and other malicious activities.  If such activities are successful in interrupting the transmission of data between our network and the destination of the transmission, it could have an adverse effect on client confidence in our ability to maintain a stable and reliable network.  Since we do not control access to the servers, gateways, and other components of the Internet that are used to transmit traffic, we are not able to protect such components from attack.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2.	PROPERTIES.

Our executive office is located at 3201 Cherry Ridge, Building C, Suite 300, San Antonio, Texas, in leased space consisting of 3,618 square feet.  The lease for this facility will expire on November 15, 2011.  We pay annual rent of $53,398.  We believe that our leased facilities are suitable and adequate for their intended use.

ITEM 3.	LEGAL PROCEEDINGS.

On December 12, 2008 we were sued in the 133rd Judicial District of Harris County, Texas by Christian & Smith, LLP and John M. O’Quinn & Associates, LLP.  The plaintiffs claimed that we are the company responsible for the payment of contingent fees in connection with a suit filed by the plaintiffs as our lawyers against The Shaar Fund.  We have denied any liability for the contingent fees because the case filed against The Shaar Fund was dismissed without recovering any damages.  In July 2010 the case was dismissed against the Company and all claims were dropped or nonsuited "without prejudice"", but the plaintiffs retain their rights to pursue such claims against us in the future.  We intend to vigorously defend such claims if the plaintiffs reassert such claims.  No suit is pending as of July 31, 2010.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Fiscal 2009	Low	High
First Quarter	$0.13	$0.23
Second Quarter	$0.07	$0.15
Third Quarter	$0.04	$0.08
Fourth Quarter	$0.04	$0.06

Fiscal 2010	Low	High
First Quarter	$0.03	$0.05
Second Quarter	$0.03	$0.05
Third Quarter	$0.03	$0.07
Fourth Quarter	$0.03	$0.05

Holders

As of October 1, 2010 we had approximately 6,706 common stockholders.

Dividends

We have not paid cash dividends on our common stock because we have not generated sufficient earnings.  We do not anticipate paying a dividend in the future and expect to use all available earnings to provide funds for growth of our business.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2010:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	N/A	-0-

Equity Compensation Plans not approved by security holders	7,404,000	$.04	10,096,000

Total	7,404,000	$.04	10,096,000

The material features of each equity compensation plan are described in Note 10 of the Notes to the Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE: This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended.  “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future.  We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,”  “expect,” and “intend,” or words of similar import.  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those listed in Item 1A of this Annual Report on Form 10-K and actual results may be materially different than our expectations.

The following is a discussion of the consolidated financial condition and results of operations of ATSI Communications, Inc., for the fiscal years ended July 31, 2010 and 2009.  It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K.  For purposes of the following discussion, fiscal 2010 or 2010 refers to the year ended July 31, 2010 and fiscal 2009 or 2009 refers to the year ended July 31, 2009.

Sources of revenue and direct cost

Sources of revenue:

VoIP Services:  We currently provide VoIP communication services to U.S. and foreign telecommunications companies that lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America.  Typically, these telecommunications companies offer their services to the public for domestic and international long distance services

Enhanced VoIP Services:  We provide enhanced VoIP services to resellers and enterprise customers.  The service include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple customized IP/PBX features in a hosted environment for specialized applications.

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

Enhanced VoIP Services:  We incur bandwidth and co-location charges in connection with enhanced VoIP Services.  The bandwidth charges are incurred as part of the connection between our customers to allow them access to our services.

Results of Operations

The following table sets forth certain items included in our results of operations in thousands of dollars amounts and variances between periods for the years ended July 31, 2010 and 2009.

Year Ended July 31, 2010 Compared to Year ended July 31, 2009

	Years ended July 31,
	2010	2009	Variances	%
OPERATING REVENUES:
VoIP services	$20,939	$19,891	$1,048	5%

Total operating revenues	20,939	19,891	1,048	5%

Cost of services (exclusive of depreciation and amortization, shown below)	19,379	18,533	846	5%
GROSS MARGIN	1,560	1,358	202	15%

Selling, general and administrative expense (exclusive of legal and professional fees)	1,398	2,157	(759)	-35%
Legal and professional fees	272	353	(81)	-23%
Bad debt expense	-	2	(2)	-100%
Depreciation and amortization expense	165	152	13	9%
OPERATING INCOME (LOSS)	(275)	(1,306)	1,031	-79%

OTHER INCOME (EXPENSE):
Gain on early extinguishment of debt	-	108	(108)	-100%
Interest income (expense)	(144)	(196)	52	-27%
Total other income (expense), net	(144)	(88)	(56)	64%

NET LOSS	$(419)	$(1,394)	$975	-70%

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	24	(114)	138	-121%

NET LOSS ATTRIBUTABLE TO ATSI COMMUNICATIONS, INC.	$(395)	$(1,508)	$1,113	-74%

Operating Revenues.  VoIP services revenue increased by $1,048,000, or 5%, from fiscal 2009 to fiscal 2010.  VoIP minutes carried by our network on which we generated revenues increased by 30% from approximately 391,925,140 minutes of voice traffic during fiscal 2009 to approximately 510,317,281 minutes of voice traffic during fiscal 2010.  Despite the increase in traffic, our average revenue per minute (ARPM) decreased by 19% from $0.05068 during fiscal 2009 to $0.04088 for fiscal 2010.  The decline in the ARPM is a direct result of the price pressures in the global markets encountered in our industry.  The majority of our customers seek higher quality destinations at a lowest possible cost per minute, thus the constant balance between quality and price among international carriers.

Cost of Services (exclusive of depreciation and amortization).  The consolidated cost of services increased by $846,000, or 5%, from fiscal 2009 to fiscal 2010.  The increase in cost of services is a direct result of the increase in VoIP services revenue.  Cost of services, as a percentage of revenue decreased slightly between periods, from 93.19% of revenue during fiscal 2009 to 92.55% of revenue during fiscal 2010.  The decrease in cost of services as a percentage of revenue is a result of decreases received from our vendors during the period.  As a result of the increase in VoIP revenues, our gross margin increased by $202,000 or 15% to $1,560,000 for fiscal 2010 compared to $1,358,000 for fiscal 2009.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses decreased by $759,000, or 35%, from fiscal 2009 to fiscal 2010.  The decrease is primarily attributable to the decrease in non-cash compensation expense to employees.  During fiscal 2009 we recognized $389,000 in non-cash compensation expense to employees.  In comparison, we only recognized $22,334 in non-cash compensation expense to employees during fiscal 2010. Additionally, we recognized between periods a decrease in salaries of approximately $188,000. This reduction in salaries was primarily due to the expense control measures implemented during fiscal 2010.

Legal and Professional Fees.  Legal and professional fees decreased between periods by approximately $81,000, or 23%, from fiscal 2009 to fiscal 2010.  The decrease is attributable to the decrease in investor relations fees, audit fees and attorney's fees related to litigation.

Bad Debt Expense.  Bad debt expense improved by $2,000, or 100%, from fiscal 2009 to fiscal 2010.  During fiscal 2009, we recognized $2,000 in bad debt expense associated with uncollectible accounts.  We did not incur similar expenses during fiscal 2010.

Depreciation and Amortization.  Depreciation and amortization increased by $13,000 or 9%, from fiscal 2009 to fiscal 2010.  The increase is attributed to additional amortization expense associated with the new computers acquired during fiscal 2010.

Operating Income (loss).  The Company’s operating loss improved by $1,031,000, or 79%, from fiscal 2009 to fiscal 2010.  The improvement in operating loss between periods is a result of the increase in margin, decrease in SG&A expenses and decrease in legal and professional fees between periods.

Other Income (expense).  Other expense increased by $56,000 from fiscal 2009 to fiscal 2010.  Other expense during fiscal 2009 included a gain on early extinguishment of debt of $108,000 which was attributed to a discount recognized as part of a settlement of a promissory note with The Shaar Fund.  However, the gain was offset by interest expense of $196,000 recognized during the period. We did not recognize a gain on early extinguishment of debt during fiscal 2010.

Net Loss.  Net loss improved by $975,000 or 70%, from fiscal 2009 to fiscal 2010.  The improvement in net loss between periods is attributed to the improvement between periods in operating income and the decrease between periods in other expenses.

Net Loss Attributable to Noncontrolling Interest.  Loss attributed to noncontrolling interest improved by $138,000, or 121%, from fiscal 2009 to fiscal 2010. During fiscal 2009, we recognized $114,000 associated to the losses incurred in Fiesta and Telefamilia, however, during fiscal 2010 we only recognized $24,000 associated to the losses incurred in Fiesta and Telefamilia.

Net Loss Attributable to ATSI Communications, Inc. The Company reported a net loss of $395,000 for fiscal 2010 compared to a net loss to common stockholders of $1,508,000 for fiscal 2010.  The improvement in net loss to common stockholders between periods is attributed to the increase in margin and the decrease in SG&A expenses and the decrease in legal and professional fees between periods.

Liquidity and Capital Resources

Cash Position:  We had a cash balance of $73,000 as of July 31, 2010.  Net cash consumed by operating activities during fiscal 2010 was approximately $301,000. Investing activities during the fiscal 2010 generated $263,000, consisting of $325,000 from the sale of certificates of deposit.  This was slightly offset by $62,000 associated with the acquisition of various servers and computers.  Financing activities during fiscal 2010 consumed $526,000 in cash.  The cash consumed during the period is associated with the debt principal payments of $775,000 related to various notes payable and principal payments of $1,000 associated with a capital lease obligation.  Additionally, we received proceeds of $250,000 from various promissory notes during fiscal 2010.  Overall, our net operating, investing and financing activities during fiscal 2010 consumed $564,000 of our available cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations.  During fiscal years ended July 31, 2010 we received $250,000 from Texas Ventures under three 24 month promissory notes.  On August 2, 2010, we entered into a $750,000 revolving credit facility with Thermo Credit to finance our expected growth during the year ending July 31, 2011.

Our current cash expenses are expected to be approximately $180,000 per month, including wages, rent, utilities, corporate professional fees and debt service.  We are currently using $162,000 in cash generated from operations and approximately $18,000 per month of our available cash to cover all monthly cash outflows.  We anticipate that the July 31, 2010 cash balance of $73,000, the $750,000 revolving credit facility with Thermo Credit, combined with our ability to raise additional cash from our funding sources and expected net cash flow generated from future operations, will be sufficient to fund our operations and capital asset expenditures for the next twelve months.

Our working capital (deficit) was $590,000 as of July 31, 2010.  This represents a deficiency of $16,000 from our working capital (deficit) at July 31, 2009 of $574,000.

Critical Accounting Policies

Revenue Recognition.  We derive our revenue from VoIP Services and Network Services.  Revenue is recognized when persuasive evidence of an arrangement exists, service or network capacity has been provided, the price is fixed or determinable, collectibility is reasonably assured and there are no significant obligations remaining.

We record and report our revenue on the gross amount billed to our customers in accordance with the following “gross indicators”:

•	ATSI is the primary obligor in its arrangements,
•	ATSI has latitude in establishing pricing,
•	ATSI changes the product or performs part of the service and is involved in the determination of the product or service specifications,
•	ATSI has discretion in supplier selection; and
•	ATSI assumes credit risk for the amount billed to the customer

We recognize revenue from VoIP Services in the period the service is provided, net of revenue reserves for potential billing credits.  Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call.  ATSI recognizes enhanced VoIP services revenue during the period the services are provided.

Direct Cost of Revenue. We incur termination charges in connection with providing VoIP services and Internet, co-location and fiber optic charges in connection with providing enhanced VoIP services.  Termination charges, connection charges and other direct costs of revenue are recognized during the period incurred.

Stock-based Compensation. We account for share-based compensation in accordance with provisions on share-based payments which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model.  We use the following key assumptions in determining the fair market value of its options:

	For the Years Ended July 31,
	2010	2009
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	0.00%	126% - 296%
Risk-free interest rate	0.00%	2.28% - 3.48%
Expected life of options	N/A	3.75 - 4.5 years

Derivative financial instruments.  We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  However, we evaluate the application of derivative accounting for all convertible financial instruments and freestanding warrants.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ATSI Communications, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of ATSI Communications, Inc. and subsidiaries as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of ATSI’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATSI as of July 31, 2010 and 2009 and the consolidated results of their operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

October 8, 2010

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 31,	July 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73	$637
Certificates of deposit	-	325
Accounts receivable, net of allowance for bad debt of $10 and $10, respectively	526	337
Prepaid and other current assets	48	77
Total current assets	647	1,376

LONG-TERM ASSETS:
Intangible Assets, net of amortization of $31 and $16, respectively	119	134

Property and Equipment	856	794
Less - accumulated depreciation	(727)	(576)
Net property and equipment	129	218

Total assets	$895	$1,728

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$637	$585
Accrued liabilities	106	192
Notes payable, net of unamortized discount of $1 and $33, respectively	409	1,173
Derivative liability	85	-
Total current liabilities	1,237	1,950

LONG-TERM LIABILITIES:
Notes payable	639	291
Derivative liability	-	85
Other	16	3
Total long-term liabilities	655	379

Total liabilities	1,892	2,329

STOCKHOLDERS' DEFICIT:
Preferred stock, 16,063,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 45,504,120 and 45,504,120 shares issued and outstanding, respectively	46	46
Additional paid in capital	73,276	73,253
Accumulated deficit	(74,182)	(73,787)
Other comprehensive income	1	1
Total ATSI Communications, Inc. stockholders' deficit	(859)	(487)
Noncontrolling interest	(138)	(114)
Total stockholders' deficit	(997)	(601)
Total liabilities and stockholders' deficit	$895	$1,728

See accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended July 31,
	2010	2009
OPERATING REVENUES:
VoIP services	$20,939	$19,891

Total operating revenues	20,939	19,891

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	19,379	18,533
Selling, general and administrative expense (exclusive of legal and professional fees)	1,398	2,157
Legal and professional fees	272	353
Bad debt expense	-	2
Depreciation and amortization expense	165	152
Total operating expenses	21,214	21,197

OPERATING INCOME (LOSS)	(275)	(1,306)

OTHER INCOME (EXPENSE):
Gain on early extinguishment of debt	-	108
Interest expense	(144)	(196)
Total other expense	(144)	(88)

NET LOSS	(419)	(1,394)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	24	(114)

NET LOSS ATTRIBUTABLE TO ATSI COMMUNICATIONS, INC.	$(395)	$(1,508)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	45,504,120	40,043,303

See accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JULY 31, 2010 AND 2009
(In thousands, except share amounts)

			Additional
	Common		Paid-in	Noncontrolling	Accumulated	Other Comp.
	Shares	Par	Capital	interest	Deficit	Income/Loss	Totals
BALANCE, July 31, 2008	39,550,415	39	$72,747	$-	$(72,393)	$1	$394
Repurchase of common shares	(295,981)	-	(48)	-	-	-	(48)
Stock issued for services to employees	5,611,963	6	219	-	-	-	225
Stock option expense	-	-	164	-	-	-	164
Shares issued for conversion of notes payable	637,723	1	171	-	-	-	172
Net loss	-	-	-	(114)	(1,394)	-	(1,508)
BALANCE, July 31, 2009	45,504,120	$46	$73,253	$(114)	$(73,787)	$1	$(601)
Stock option expense	-	-	22	-	-	-	22
Net loss	-	-	-	(24)	(395)	-	(419)
BALANCE, July 31, 2010	45,504,120	$46	$73,276	$(138)	$(74,182)	1	$(997)

See accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Years ended July 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(419)	$(1,394)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on early extinguishment of debt	-	(108)
Depreciation and amortization	165	152
Issuance of stock grants and options, for services	22	389
Provisions for losses on accounts receivables	-	2
Amortization of debt discount	32	60
Changes in operating assets and liabilities:
Accounts receivable	(189)	609
Prepaid expenses and other	29	(21)
Accounts payable	52	(1,041)
Wells Fargo Factoring Collateral	-	(18)
Accrued liabilities	7	109
Net cash used in operating activities	(301)	(1,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	325	(7)
Purchases of property & equipment	(62)	(115)
Net cash provided by / ( used in) investing activities	263	(122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(775)	(542)
Acquisition of common stock	-	(48)
Proceeds from Notes payables	250	1,275
Principal payments on capital lease obligation	(1)	(3)
Net cash (used in) / provided by financing activities	(526)	682

DECREASE IN CASH AND CASH EQUIVALENTS	(564)	(701)
CASH AND CASH EQUIVALENTS, beginning of period	637	1,338

CASH AND CASH EQUIVALENTS, end of period	$73	$637

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$86	$117
Cash paid for income tax	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for conversion of debt	$-	$172
Put option classified as derivative liability	-	85
Acquisition of fixed assets, conversion of prepaid and accounts receivable, respectively	-	64

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company, and its subsidiaries, which are either majority owned or controlled by the Company. In accordance with ASC 810-10-05 which sets out the guidance on consolidation of  variable interest entities, the Company identifies entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE") and determines when and which business enterprise, if any, should consolidate the VIE. In addition, the Company discloses information pertaining to such entities wherein the Company is the primary beneficiary or other entities wherein the Company has a significant variable interest. All significant intercompany transactions and balances have been eliminated.

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

Revenue Recognition. ATSI derives revenue from two product offerings VoIP Carrier Services and Enhanced VoIP Services. Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided, the price is fixed or determinable, collectibility is reasonably assured and there are no significant obligations remaining.

ATSI records and reports its revenue on the gross amount billed to its customers in accordance with the following indicators:

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

Enhanced VoIP Services:  ATSI provides enhanced VoIP services to resellers and enterprise customers. The service include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple customized IP/PBX features in a hosted environment for specialized applications. Currently Enhanced VoIP services are less than 0.01% of total revenue.

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

Enhanced VoIP Services: ATSI incurs bandwidth and co-location charges in connection with enhanced VoIP Services. The bandwidth charges are incurred as part of the connection between our customers to allow them access to our services.

Certificates of Deposit.

On July 23, 2009 ATSI purchased a $215,000 certificate of deposit, with a one month maturity and a variable interest rate of return, from Wells Fargo Bank. The certificate of deposit automatically renews on a monthly basis.  The certificate of deposit was terminated during the fiscal year ended July 31, 2010.

On July 9, 2009 ATSI purchased a $110,000 certificate of deposit, with a monthly maturity and a variable interest rate of return, from Wells Fargo Bank.  The certificate of deposit is pledged as collateral on a $100,000 promissory note with Wells Fargo Bank. The certificate of deposit automatically renews on a monthly basis.  The certificate of deposit was terminated during the fiscal year ended July 31, 2010.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2010 and 2009, ATSI’s allowance for doubtful accounts balance was approximately $10,000.

Investment in unconsolidated subsidiaries.

ATSI Comunicaciones S.A de C.V., (ATSICOM)

On May 22, 2003 ATSI sold 51% of its interest in ATSI Comunicaciones S.A de C.V., (ATSICOM) As of July 31, 2008, ATSI has a 49% interest in the profits and equity of ATSICOM, a Mexican corporation engaged in providing telecommunication services. During fiscal 2003, ATSI recorded the investment in the unconsolidated subsidiary in conformity with the equity method of accounting. During the year ended July 31, 2004, ATSI determined that the estimated future cash flows expected from the concession license were less than its carrying value. As a result ATSI recorded an impairment loss of approximately $702,000 to reduce the recorded value of the concession license to zero. Although there is no assurance of future value appreciation, from time to time ATSI will conduct a valuation of its investment in the concession license and record the determined value, if any, in its financial statements. As of July 31, 2010, nothing has come to management’s attention that would require ATSI to make any adjustment to its financial statement.

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

Derivative financial instruments. ATSI does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.  However, ATSI analyzes its convertible instruments and free-standing instruments such as warrants for derivative liability accounting.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, ATSI uses the Black-Scholes option-pricing model to value the derivative instruments.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.  As of July 31, 2010 and 2009, ATSI has derivative instruments related to warrants issued with debt (see Note 5)

Income taxes. ATSI recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. ATSI provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Since January 1, 2007, ATSI accounts for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, ATSI recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of July 31, 2010 and 2009.

Stock-based compensation. ATSI accounts for share-based compensation in accordance with the provisions on share-based payments which require measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended July 31, 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Fair Value of Financial Instruments. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of these instruments. The carrying value of our long-term debt approximates its fair value based on the quoted market prices for the same or similar issues or the current rates offered to us for debt of the same remaining maturities.

Recently issued accounting pronouncements. During the second quarter of the year ended July 31, 2010, the Company adopted FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (GAAP”) which establishes the Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on the Company’s results of operations, cash flows or financial position. Since the adoption of the ASC, the Company’s notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the desegregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows and related disclosures.

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements. This update amends Subtopic 855-10 and gives a definition to the Securities and Exchange Commission filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the year ended July 31, 2010.

ATSI does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on ATSI’s results of operations, financial position or cash flows.

NOTE 2 - ACCOUNTS RECEIVABLE

On December 12, 2007, ATSI entered into a $3,000,000 accounts receivable financing agreement with Wells Fargo Business Credit (“WFBC”), a division of Wells Fargo Bank, N.A.  On March 26, 2008, WFBC increased the accounts receivable financing to $5,000,000.  ATSI may offer to sell with recourse not less than $350,000 and no more than $5,000,000 of its accounts receivable to WFBC each month.  WFBC pays to ATSI 85% of the aggregate amount of each account transferred under the Account Transfer Agreement.  Once the account is collected by WFBC, it retains the amount originally paid for the account plus a daily factoring rate of 0.0349% for each day outstanding measured from the funding date and until the account is paid by ATSI’s customer.  If an account is not paid within 90 days, ATSI must repurchase the account for the amount that it originally received for the account and pay the factor rate that has accrued prior to repurchase.  The factoring agreement is for twelve months and ATSI can terminate this agreement upon 30 days written notice, subject to a $15,000 early termination fee.  As of July 31, 2010 ATSI had approximately $93,789 in outstanding factored accounts.  On August 4, 2010, ATSI terminated its financing agreement with WFBC.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Following is a summary of ATSI’s property and equipment at July 31, 2010 and 2009 (in thousands):

	Useful lives	2010	2009
Telecom equipment & software	1-5 years	$856	$794
Less: accumulated depreciation		(727)	(576)
Net–property and equipment		$129	$218

For the years ended July 31, 2010 and 2009, depreciation and amortization totaled approximately $165,000 and $152,000, respectively.

NOTE 5 – DEBT

At July 31, 2010 and July 31, 2009, outstanding debt consisted of the following: (In thousands, except per share amounts).

	July 31,	July 31,
	2010	2009

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum,
maturing October 31, 2011, unsecured.	$537	$460

Note payable to Wells Fargo Bank payable in monthly installments, bearing interest at 7.25%
per annum, maturing July 25, 2010, collateralized by ATSI's certificates of deposit.	-	72

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
$0.39 per warrant. Call right. At any time any warrants are outstanding, if the last sale price of ATSI’s common stock is greater than $.80 per share for ten (10) consecutive trading days, ATSI shall be entitled to require the purchaser to exercise the warrants and pay the exercise price therefore
upon five (5) business days written notice. Net of unamortized discount of $1 and $33, respectively	133	604

Note payable to San Antonio National Bank payable in monthly installments, bearing interest
at 8.00% per annum, maturing October 25, 2011, collateralized by ATSI's assets.	189	328

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest
at 12.00% per annum, maturing November 10, 2011, collateralized by ATSI's assets.	69	-

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest
at 12.00% per annum, maturing January 10, 2012, collateralized by ATSI's assets.	77	-

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest
at 12.00% per annum, maturing March 10, 2012, collateralized by ATSI's assets.	43	-

Total outstanding debt long-term debt	1,048	1,464
Current portion of long-term debt	(409)	(1,173)
Long-term debt, net of current portion	$639	$291

Payments on long-term debt of ATSI are due as follows:
		(in thousands)
Fiscal 2011		$409
Fiscal 2012		639
Total payments		$1,048

ATSI analyzed these instruments for derivative accounting consideration and determined that the warrants issued to ATVF, Scott Crist, Roderick Ciaccioa & Vencore Solutions qualify as derivative instruments, due to the put right.  ATSI estimated the fair market value of the put to be the difference between the potential cash settlement price per share and the exercise price, or approximately $85,000 which is the maximum amount of potential cash settlement by ATSI.  Because the maximum cash settlement was greater than the fair value of the warrants, ATSI recorded the maximum cash settlement of $85,000 as a liability.  Additionally, ATSI analyzed the rest of the instruments for derivative accounting and determined that liability treatment was not applicable.

NOTE 6 – GAIN ON EARLY EXTINGUISHMENT OF DEBT

In December 2007, ATSI entered into a promissory note payable with The Shaar Fund, Ltd.  The promissory note was entered into as a result of the settlement agreement reached in which all parties agreed to release each other from all claims relating to the Series D Preferred Stock. As part of the settlement ATSI agreed to pay to The Shaar Fund, Ltd. the sum of $75,000 in cash in December 2007 and issue to The Shaar Fund a promissory note in the original principal amount of $450,000, bearing interest at the rate of 7.5% per annum and payable in 16 quarterly payments over 48 months.  If paid in full within the first 18 months, ATSI is entitled to a discount of 22.5% on the then outstanding principal balance.  On October 30, 2008, ATSI entered into a note discharged agreement and agreed to pay to The Shaar Fund, Ltd. $290,000 to satisfy the principal and accrued interest outstanding of $390,625 and $7,534, respectively.  As a result of the discharge agreement, ATSI recognized a gain on early extinguishment of debt of $108,160 for the year ended July 31, 2009.

NOTE 7 - INCOME TAXES

At July 31, 2010, ATSI had a consolidated net operating loss carry-forward (“NOL”) of approximately $18,512,697 expiring in 2020 through 2029. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382 of the Tax Reform Act of 1986.

ATSI conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and ATSI’s liquidity and equity positions. As of July 31, 2010, ATSI has determined that a valuation allowance is necessary for the entire amount of deferred tax assets.

Deferred tax assets are comprised of the following as of July 31, 2010 and 2009:

	2010	2009
Net operating loss carryover	$6,479,000	$6,183,000
Valuation allowance	(6,479,000)	(6,183,000)
Total deferred tax asset, net	$-	$-

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases:

ATSI leases its office space with monthly payments of $4,367; the lease expires in November 2011. The annual rent expense under the operating lease was $50,937 and $52,398 for 2009 and 2010, respectively. The future minimum lease payments under the operating lease are as follows:

FY2011	52,404
FY2012	13,101

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

On December 10, 2007, ATSI and The Shaar Fund entered into a settlement agreement relating to certain litigation.  ATSI paid $75,000 on December 12, 2007 and agreed to pay another $450,000 with interest at 7.5% per annum in quarterly payments of $16,667 on each of January 31, 2008 and April 30, 2008, and in quarterly payments of $26,042 commencing on July 31, 2008 and continuing until April 30, 2012.  If paid in full within the first 18 months, ATSI will be entitled to a discount of 22.5% on the then outstanding principal balance.  On October 30, 2008, ATSI entered into a note discharged agreement and subsequently paid The Shaar Fund, Ltd. $290,000 to satisfy the principal and accrued interest outstanding of $390,625 and $7,534, respectively.  As a result of the discharge agreement ATSI recognized a gain on early extinguishment of debt of $108,160 for the year ended July 31, 2009.

NOTE 10 – STOCK-BASED COMPENSATION TO EMPLOYEES

In September 2005, ATSI adopted its 2005 stock compensation plan.  This plan, as amended, authorizes the grant of up to 17.5 million warrants, stock options, restricted common shares, non-restricted common shares and other awards to employees, Directors, and certain other persons.  The plan is intended to permit ATSI to retain and attract qualified individuals who will contribute to the overall success of ATSI.  ATSI’s Board of Directors determines the terms of any grants under the plan.  Exercise prices of all warrants, stock options and other awards vary based on the market price of the shares of common stock as of the date of grant.  The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest based on the terms of the individual grant.

During the year ended July 31, 2009, ATSI granted:

- an option to an employee to purchase 75,000 common shares at an exercise price of $0.16 per share, the closing price of ATSI’s common stock on the grant date, September 23, 2008.  The options vest equally at each anniversary of the grant date over a three year period.  All options expire if not exercised on or before the seventh anniversary of the grant date.  ATSI recognized over the relevant service periods $9,990 of non-cash compensation expense related to these  options.

- an option to an employee to purchase 200,000 common shares at an exercise price of $0.13 per share, the closing price of ATSI’s common stock on the grant date, October 13, 2008.  The options vest equally at each anniversary of the grant date over a three year period.  All options expire if not exercised on or before the seventh anniversary of the grant date.  ATSI recognized over the relevant service periods $22,156 of non-cash compensation expense related to these options.

- an option to an employee to purchase 60,000 common shares at an exercise price of $0.13 per share, the closing price of ATSI’s common stock on the grant date, November 4, 2008.  The options vest equally at each anniversary of the grant date over a three year period.  All options expire if not exercised on or before the seventh anniversary of the grant date.  ATSI recognized over the relevant service periods $6,681 of non-cash compensation expense related to these options.

- options to two (2) employees to purchase an aggregate of 520,000 common shares at an exercise price of $0.08 per share, the closing price of ATSI’s common stock on the grant date, January 30, 2009, 250,000 vests September 1, 2009, 10,000 vests November 1, 2009, 250,000 vests September 1, 2010 and 10,000 vests November 1, 2010.  All options expire if not exercised on or before the seventh anniversary of the grant date.  ATSI recognized over the relevant service periods $35,564 of non-cash compensation expense related to these options.

- On January 30, 2009, ATSI’s Board of Directors approved the amendment of previously awarded stock options and as a result ATSI cancelled 8,239,000 stock options and reissued 7,619,000 stock options to various employees.  The new exercise price of these options is set at $0.08 per share, the closing price as of the date of the amendment of the terms.  The options vested upon issuance and will expire if not exercised on or before the seventh anniversary of the grant date.  Under the guidance on share-based payments,  a modification of the terms of an award that makes it more valuable shall be treated as an exchange of the original award for a new award.  In substance, the entity repurchases the original instrument by issuing a new instrument of greater value, incurring additional compensation cost for that incremental value.  The incremental value shall be measured by the difference between (a) the fair value of the modified option determined in accordance with the provisions of this section and (b) the value of the old option immediately before its terms are modified, determined based on the shorter of (1) its remaining expected life or (2) the expected life of the modified option. Upon issuance, ATSI recognized $46,038 of non-cash incremental compensation expense. These options were subsequently canceled during fiscal 2009.

- On July 16, 2009, ATSI’s Board of Directors approved the amendment of previously awarded stock options and as a result ATSI cancelled 7,619,000 stock options and reissued 7,619,000 stock options to various employees.  The new exercise price of these options is set at $0.04 per share, the closing price as of the date of the amendment of the terms.  The options vested upon issuance and will expire if not exercised on or before the seventh anniversary of the grant date.  Under the guidance on share-based payments, a modification of the terms of an award that makes it more valuable shall be treated as an exchange of the original award for a new award.  In substance, the entity repurchases the original instrument by issuing a new instrument of greater value, incurring additional compensation cost for that incremental value.  The incremental value shall be measured by the difference between (a) the fair value of the modified option determined in accordance with the provisions of this section and (b) the value of the old option immediately before its terms are modified, determined based on the shorter of (1) its remaining expected life or (2) the expected life of the modified option. Upon issuance, ATSI recognized $9,747 of non-cash incremental compensation expense.

- On July 16, 2009, ATSI’s Board of Directors approved the amendment of previously awarded stock options and as a result ATSI reissued 520,000 stock options to two employees at an exercise price of $0.04 per share, the closing price as of the date of the amendment of the terms, 250,000 vest September 1, 2009, 10,000 vest November 1, 2009, 250,000 vest September 1, 2010 and 10,000 vest November 1, 2010.  All options expire if not exercised on or before the seventh anniversary of the grant date.  ATSI recognized over the relevant service periods $19,439 of non-cash compensation expense related to these options.

During the year ended July 31, 2009:

-	ATSI forfeited 720,000 options to purchase common shares to various employees that were terminated during fiscal 2009. None of the options had vested.

During the year ended July 31, 2010:

-
ATSI forfeited 780,000 options to purchase common shares to various employees that were terminated or departed during fiscal 2010, 260,000 had vested at an exercise price of $0.04, which was higher than the market price at the time of termination or departure.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

July 31,
2009
Expected dividends yield	0.00%
Expected stock price volatility	126% - 296%
Risk-free interest rate	2.28% - 3.48%
Expected life of options	3.75 - 4.5 years

ATSI recognized $22,000 and $$388,000 in stock based compensation expense to employees during years ended July 31, 2010 and 2009, respectively.  Unamortized compensation cost totaled $2,778 and $27,960 at July 31, 2010 and July 31, 2009, respectively.

ATSI estimates the expected life of its options using the “simplified method” allowed for under SAB 107 which is the average between the contract term and the weighted average vesting period of the options.

The aggregate intrinsic value for the options outstanding as of July 31, 2010 and 2009 is $0 and $68,340, respectively.

A summary of the options as of July 31, 2010 and 2009 and the changes during the years ended July 31, 2010 and 2009 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
2005 Stock Compensation Plan	Options	exercise price	term (years)

Outstanding at July 31, 2008	8,239,000	0.19	6

Granted	16,613,000	0.06	7
Forfeited	(16,578,000)	0.14	4

Outstanding at July 31, 2009	8,274,000	0.04	7

Granted	-	-	-
Forfeited	(780,000)	0.04	4

Outstanding at July 31, 2010	7,494,000	0.04	4

Exercisable at July 31, 2010	7,404,000	$0.04	4

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

ATSI analyzed these warrants for derivative accounting consideration and determined that the warrants qualify as derivative instruments due to the put right.  ATSI estimated the fair market value of the put to be the difference between the potential cash settlement price per share and the exercise price, or approximately $85,000 which is the maximum amount of potential cash settlement by ATSI.  Because the maximum cash settlement was greater than the fair value of the warrants, ATSI recorded the maximum cash settlement of $85,000 as a liability.

A summary of the warrants as of July 31, 2010 and 2009 and the changes during the years ended July 31, 2010 and 2009 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2008	375,000	$0.18	4
Granted	425,000	0.19	7
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at July 31, 2009	800,000	$0.19	5.5
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at July 31, 2010	800,000	$0.19	4.5

Exercisable at July 31, 2010	800,000	$0.19	4.5

The warrants outstanding as of July 31, 2010 and 2009 have an intrinsic value of zero.

NOTE 12 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan.  The Board of Directors approved the plan on September 15, 2006. Under the plan our employees qualified to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding.  During fiscal 2010 and 2009, we contributed under the plan $0 and $174,000, respectively.

NOTE 13 – FINANCIAL CONSOLIDATION OF FIESTA COMMUNICATIONS

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

During the year ended July 31, 2009, ATSI reconsidered its investment in Fiesta under the guidance on consolidation of VIE's and concluded that because of the additional funding provided to Fiesta during fiscal 2009, ATSI became the primary beneficiary of Fiesta. ATSI will absorb a majority of losses of Fiesta. During year ended July 31, 2009, ATSI financially consolidated Fiesta. All significant intercompany transactions and balances were eliminated.

During the year ended July 31, 2010, ATSI reconsidered its investment with Fiesta and determined that it no longer qualified as a primary beneficiary under the guidance on consolidation of VIE’s subsequent to the first quarter of the year ended July 31, 2010.  Consequently, Fiesta was no longer consolidated with ATSI as of such date and the related investment was written off.

NOTE 14 – MAJOR CUSTOMERS AND MAJOR VENDORS

ATSI generated 15 percent of its revenues from three customers during the year ended July 31, 2010 and 20 percent of its revenues from three customers during the year ended July 31, 2009 Although the Company believes that in the event of loss of such customers, the Company will still be able to generate comparable sales, there can be no assurance concerning such revenues.

ATSI incurred 20 percent of its cost of revenues to three vendors during the year ended July 31, 2010 and 28 percent of its cost of revenues to three vendors during the year ended July 31, 2009.  The Company believes that there are potential alternative vendors and that it will be necessary to establish relationships with new providers. However, there can be no assurance that the Company can establish such relationships or that they will result in increased revenues.

NOTE 15 – SUBSEQUENT EVENT

On August 2, 2010, ATSI entered into a $750,000 revolving credit facility with Thermo Credit, LLC., with a maturity date of August 2, 2012.  This credit facility is secured by ATSI's accounts receivables; bears an annual interest rate equivalent to the lesser of the maximum rate (the maximum rate permitted by the United States federal law or Louisiana law, whichever is greater) and the greater of the prime rate plus 8.25% and 11.5%, a commitment fee of 2% and weekly monitoring fee of .05%. The credit facility requires interest and weekly monitoring fee payments during the first twenty-three months and a balloon payment on the twenty-fourth month. ATSI can terminate this agreement upon 30 days written notice, subject to a 4% prepayment fee, calculated using the unpaid principal balance times the prepayment fee and prorated based on the months still remaining before maturity. Under the revolving credit facility,  ATSI is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, for the 12-month period, of not less than 1.0 as of the last day of each quarter and 2) A consolidated operating income, for the 12-month period, of not less than zero as of the last day of each fiscal year

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2010.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of July 31, 2010 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Business Experience

The following table contains the name, age of our Directors and executive officers.

Name	Age	Position Held	Held Office Since
Arthur L. Smith	45	President, Chief Executive Officer and Director	2003
Ruben R. Caraveo	42	Sr. Vice President, Operations and Technology	2006
Antonio Estrada Jr.	35	Sr. Vice President, Finance & Corporate Controller	2007
John R. Fleming	56	Director, Interim Executive Chairman of the Board	2002
Murray R. Nye	56	Director	1996

Our Directors are elected for a term of one year and until their successors are elected and qualified.  Our officers serve at the pleasure of the Board of Directors and may be removed at any time.  We do not have an employment contract or other agreement under which any person was elected as one of our officers or Directors.  There are no family relationships between any of our Directors or officers.

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

Antonio Estrada Jr. has served as our Sr. Vice President of Finance since August 2007.  From May 2003 to July 2007, Mr. Estrada served as the Corporate Controller.  From January 2002 through January 2003, Mr. Estrada served as our Director of International Accounting and Treasurer.  From January 2001 to January 2002, Mr. Estrada served in various roles, including International Accounting Manager and General Accountant.  Prior to joining ATSI in 1999 he served as a Senior Accountant for the Epilepsy Association of San Antonio and South Texas.  Mr. Estrada has more than 12 years’ experience in the telecommunications industry, financial reporting, treasury management, internal audit, SOX compliance, and accounting.  Mr. Estrada graduated from the University of Texas at San Antonio, with a Bachelors of Business Administration, with a concentration in Accounting.

John R. Fleming has served as our Non-executive Chairman of the Board since August 2002 and as one of our Directors since January 2001.  Mr. Fleming is the principal and founder of Vision Corporation, an early-stage investment company that focuses on communications technologies, service and hardware.  Mr. Fleming also sits on the board of Mediaxstream Communications which is a high definition delivery system that services major studios and sports venues throughout the country.  Prior to forming Vision Corporation, Mr. Fleming served as President, International of IXC Communications, Inc. from April 1998 to December 1999.  Immediately prior to that he served as IXC’s President of Emerging Markets from December 1997, as Executive Vice President of IXC from March 1996 through November 1997 and as Senior Vice President of IXC from October 1994 through March 1996.  He served as Vice President of Sales and Marketing of IXC from its formation in July 1992 until October 1994.  Prior to that, Mr. Fleming served as Director of Business Development and Director of Carrier Sales of CTI from 1986 to March 1990 and as Vice President of Marketing and Sales of CTI from March 1990 to July 1992.  Mr. Fleming was a Branch Manager for Satellite Business Systems from 1983 to 1986 (a unit of IBM).

Murray R. Nye has served as one of our Directors since our formation in June 1996.  Mr. Nye also served as the Chief Executive Officer and a Director of ATSI-Canada from its formation in May 1994.  From December 1993 until May 1994, Mr. Nye served in the same positions with Latcomm International Inc., which company amalgamated with Willingdon Resources Ltd. to form ATSI-Canada in May 1994.  From 1992 to 1995, Mr. Nye served as President of Kirriemuir Oil & Gas Ltd.  From 1989 until 1992, Mr. Nye was self-employed as a consultant and Mr. Nye is again currently self-employed as a consultant.  Mr. Nye serves as a Director of D.M.I. Technologies, Inc., an Alberta Stock Exchange-traded company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities we issued.  Each such person is required to provide us with copies of the reports filed.  Based on a review of the copies of such forms furnished to us and other information, we believe that, during the fiscal year ended July 31, 2010, none of our officers, Directors or owners of 10% of any class of our securities failed to report transactions in our securities or reported transactions in our securities late.

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

The Directors consider candidates recommended by other members of the Board of Directors, by executive officers and by one or more substantial, long-term stockholders.  In addition, the Board of Directors may seek candidates through a third person recruiter.  Generally, stockholders who individually or as a group have held 5% of our shares for over one year will be considered substantial, long-term stockholders.  In considering candidates, the Directors take into consideration the needs of the Board of Directors and the qualifications of the candidate.  The Board of Directors has not established a set of criteria or minimum qualifications for candidacy and each candidate is considered based on the demonstrated competence and knowledge of the individual.  To have a candidate considered by the Directors, a stockholder must submit the recommendation in writing and must include the following information:

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

Audit Committee and Audit Committee Financial Expert

We do not have an audit or other committee of our Board of Directors that performs equivalent functions.  Our Board of Directors performs all functions of the audit committee.  We do not have an audit committee financial expert because none of our current Directors have the necessary training or experience to qualify as a financial expert.

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

Annual Incentive Awards.  Our objective for offering annual cash bonus awards to our named executive officers is to motivate them to achieve our annual financial goals, while taking into account their individual goals and responsibilities.  Our Board of Directors implemented our executive officer bonus plan, effective as of the first quarter of fiscal 2009 pursuant to which our named executive officers became eligible to receive cash bonus awards calculated and paid on a quarterly basis.  The amounts payable under our executive officer bonus plan were to be calculated based on our revenue, margin, cash balance and net income for 2010 against the 2010 financial plan approved by our Board of Directors.

Under our executive officer bonus plan, we assigned a specific bonus target to each executive for performance during the fiscal year.  Our Board of Directors designed these bonus targets to allow for additional compensation in the event we meet our targets set fort under the financial plan approved by our Board of Directors.  Cash bonus targets were determined based on individual responsibility levels and performance expectations and would be payable in a proportionate amount representing the percentage of our targeted corporate net income goal pursuant to our financial plan for the fiscal year.  After discussion and deliberation, our Board of Directors ultimately approved our management’s recommendations as detailed below:

Name	Title	Bonus
Arthur L. Smith	President, Chief Executive Officer and Director	$82,500
Ruben R. Caraveo	Sr. Vice President, Operations and Technology	$74,250
Antonio Estrada Jr.	Sr. Vice President & Corporate Controller	$60,500

Payouts under our executive officer bonus plan are dependent on our achievement towards our revenue, margin, cash balance and net income goal such that 100% of the bonus target amounts would be paid upon achievement of 100% of the net income goal.  Above and below target performance methodologies were also established

We consider the specific performance goals established in the 2009 and 2010 financial plan to be our confidential information, the disclosure of which would cause us to experience financial harm.  We believe that tying annual bonus payments for each of our named executive officers to the achievement of challenging revenue, margin, cash balance and net income goals best aligns the interest of our executives with the interests of our stockholders and promotes a unity of purpose among our key business leaders.  Regardless of our actual financial performance under our 2009 and 2010 financial plan, our Board of Directors retained the discretion to adjust bonuses payable under our 2009 and 2010 executive officer bonus plan up or down as it deemed appropriate.

Long-term Incentive Awards.  We award long-term incentive compensation to focus our executives on our long-term growth and stockholder return, as well as to encourage our executives to remain with us for the long-term.  Long-term incentive awards are primarily in the form of grants of stock options and/or stock award pursuant to our 2005 Stock Compensation Plan (the “Plan”).  We selected this form because of the favorable accounting and tax treatment and the expectation of key employees in our industry that they would receive stock options and/or stock grants.  We do not have pre-established target award amounts for long-term incentive grants.  In determining long-term incentive awards for the named executive officers, our Board of Directors relies on recommendations from our Chief Executive Officer, who considers the individual performance of the executives, the relation of the award to base salary and annual incentive compensation, and associated accounting expense.  The terms of and amount of awards are made by our Board of Directors in accordance with the Plan.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards Awards (2) ($)	All Other Compensation (3) ($)	Total ($)

Arthur L. Smith	2010	$165,000	$31,908	$-0-	$-0-	$-0-	$196,908
CEO & President	2009	$165,000	$76,767	$-0-	$2,168	$35,429	$279,364

Ruben R. Caraveo	2010	$148,500	$29,511	$-0-	$-0-	$-0-	$178,011
Senior Vice President of Operations and Technology	2009	$148,500	$66,185	$-0-	$1,887	$39,165	$255,737

Antonio Estrada Jr.	2010	$121,000	$27,858	$-0-	$-0-	$-0-	$148,858
Senior Vice President of Finance & Corporate Controller	2009	$121,000	$74,590	$-0-	$1,851	$46,000	$243,441

(1)
Bonus amounts paid during fiscal 2010 are based on achieving monthly margin requirements as stipulated in the annual compensation plan.  Bonus amounts during fiscal 2009 were paid for achieving profitability and positive working capital during fiscal 2008 and one-time bonus for services provided in previous fiscal years without compensation.

(2)	A description of the assumptions made in valuation of options granted can be found in Note 10 to the Financial Statements, which is deemed to be a part of this Item.
(3)	All other compensation consists of contributions to the Non-Standardized Profit Sharing Plan.

Equity-based Compensation Plans

Our Board of Directors adopted the 2005 Stock Compensation Plan (the “Plan”).  Under the Plan the Board of Directors may grant up to 17,500,000 shares of our common stock to our officers, Directors, employees and consultants.  Grants may be in the form of incentive stock options, non-statutory stock options, restricted stock awards, and/or unrestricted stock awards.  The number and terms of each award is determined by the Board of Directors, subject to the limitation that the exercise price of any option may not be less than the fair market value of the common stock on the date of grant.  The Board of Directors has not retroactively granted options, but has repriced options under the Plan.  The following tables set forth information about the number of grants made during fiscal 2010 and 2009 and the number of outstanding stock options held by each of our named executive officers as of July 31, 2010.

GRANTS OF PLAN-BASED AWARDS

		Number of Shares of Stock or Units		Number of Securities Underlying Options		Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Grant Date	(#)		(#)		($/Sh)	Awards

Arthur L. Smith	7/16/2009	885,737	(1)	1,695,000	(2)	$0.04	$103,230

Ruben R. Caraveo	7/16/2009	979,130	(1)	1,475,000	(2)	$0.04	$98,165

Antonio Estrada, Jr.	7/16/2009	1,150,000	(1)	1,447,000	(2)	$0.04	$103,880

(1)	Contributions to the Non-Standardized Profit Sharing Plan during fiscal 2009
(2)
This represents the repricing of previously issued stock options.  A description of the assumptions made in valuation of options granted can be found in Note 10 to the Financial Statements, which is deemed to be a part of this Item.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Arthur L. Smith	420,000	-	$0.04	9/29/2015	-	-
	525,000	-	$0.04	10/3/2015	-	-
	300,000	-	$0.04	9/25/2016	-	-
	450,000	-	$0.04	8/15/2017	-	-
Ruben R. Caraveo	375,000	-	$0.04	9/29/2015	-	-
	475,000	-	$0.04	10/3/2015	-	-
	250,000	-	$0.04	9/25/2016	-	-
	375,000	-	$0.04	8/15/2017	-	-
Antonio Estrada Jr.	347,000	-	$0.04	9/29/2015	-	-
	475,000	-	$0.04	10/3/2015	-	-
	250,000	-	$0.04	9/25/2016	-	-
	375,000	-	$0.04	8/15/2017	-	-

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

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contribution in Last FY ($)	Registrant Contribution in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals /Distributions ($)	Aggregate Balance at Last FYE ($)(2)

Arthur L. Smith	$-0-	$-0-	$-0-	$-0-	$35,429
Ruben R. Caraveo	$-0-	$-0-	$-0-	$-0-	$39,165
Antonio Estrada, Jr.	$-0-	$-0-	$-0-	$-0-	$46,000

(1)	All amounts reported in this column are included as Other Compensation for fiscal 2010 in the Summary Compensation Table.
(2)	All amounts reported in this column are included as Other Compensation for fiscal 2009 in the Summary Compensation Table.

Compensation of Directors

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

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee of our Board of Directors or other committee that performs the same functions.  Mr. Arthur L. Smith is presently our Chief Executive Officer and serves on our Board of Directors and participates in deliberations concerning executive compensation.

Compensation Committee Report

Our Board of Directors reviewed and discussed the Compensation Discussion and Analysis with management and, based on such discussion, included the Compensation Discussion and Analysis in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding securities authorized to be issued under equity compensation plans is set forth under Item 5 of this Annual Report on Form 10-K.

The following table lists the beneficial ownership of shares of our Common Stock (i) each person know to the Company to own more than 5% of the outstanding voting securities issued by the Company, (ii) each Director and nominee, (iii) the named executive officers, and (iv) all Directors and officers as a group.  Information with respect to officers, Directors and their families is as of July 31, 2010 and is based on the books and records of the Company and information obtained from each individual.  Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission.  Unless otherwise stated, the business address of each individual or group is the same as the address of the Company’s principal executive office and all securities are beneficially owned solely by the person indicated.

NAME OF	COMMON		% OF
INDIVIDUAL OR GROUP	STOCK		CLASS (1)

INDIVIDUAL OFFICERS,
DIRECTORS AND NOMINEES

Arthur L. Smith	3,725,889	(2)	7.1%
President, Chief Executive Officer
Director

Ruben R. Caraveo	2,984,279	(3)	5.7%
Sr. Vice President, Sales and Operations

Antonio Estrada Jr.	3,169,828	(4)	6.1%
Sr. VP of Finance & Corporate Controller

John R. Fleming	2,350,090	(5)	4.5%
Director

Murray R. Nye	2,350,090	(6)	4.5%
Director

ALL OFFICERS AND
DIRECTORS AS A GROUP	14,580,176	(7)	27.9%

(1)
Based upon 52,271,120 shares of common stock outstanding as of July 31, 2010.  Any shares represented by options exercisable within 60 days after July 31, 2010 are treated as being outstanding for the purpose of computing the percentage of the class for such person but not otherwise.

(2)	Includes 1,695,000 shares subject to options exercisable at July 31, 2010.
(3)	Includes 1,475,000 shares subject to options exercisable at July 31, 2010.
(4)	Includes 1,447,000 shares subject to options exercisable at July 31, 2010.
(5)	Includes 1,075,000 shares subject to options exercisable at July 31, 2010.
(6)	Includes 1,075,000 shares subject to options exercisable at July 31, 2010.
(7)	Includes 6,767,000 shares subject to options exercisable at July 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our CEO and President, Arthur L Smith, is a 16% stockholder of Fiesta Communications, Inc.  On May 1, 2008, we sold all of the outstanding shares of Telefamilia Communications, Inc. to Fiesta for 975,000 shares of common stock in Fiesta and a $30,000 promissory note due in July 2008.  With the 975,000 shares obtained from Fiesta, we owned approximately 19.5% of Fiesta.  Also on May 1, 2008, we lent Fiesta $52,984 to Fiesta in return for a convertible promissory note with a maturity date of May 1, 2011 and an interest rate of 9%.  Under the convertible promissory note, Fiesta agreed to pay twelve (12) equal quarterly payments of $5,088 starting on August 1, 2008 and continuing each quarterly period thereafter until all accrued and unpaid interest has been paid.

On October 31, 2008, we agreed to extend the maturity date on the $30,000 promissory note to April 30, 2009.  Also on October 31, 2008, we lent Fiesta $95,000 pursuant to a secured promissory note due April 30, 2009 and an interest rate of 10%.  A portion of the proceeds from the $95,000 promissory note was used to pay the principal and accrued interest under the $30,000 promissory note received on May 1, 2008.  During the year ended July 31, 2009, we advanced Fiesta an additional $80,000 in exchange for a promissory note due January 31, 2010 and bearing an interest rate of 8%.  This note is secured by Fiesta’s assets, including contracts and intangible assets.

During the year ended July 31, 2009, we reconsidered its investment in Fiesta under the guidance of FIN46R and concluded that because the additional funding provided to Fiesta during fiscal 2009, we became the primary beneficial owner of Fiesta and Fiesta was fully consolidated.  During the year ended July 31, 2010, we wrote-off our investment in Fiesta and recognized a $24,000 net loss applicable to noncontrolling interest.

Except as set forth above, we have not engaged in any transactions in which a member of the Board of Directors had an interest.  Our Board of Directors has determined that the Directors other than Mr. Smith are independent as that term is defined in New York Stock Exchange Rule 303A.02.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid to Malone & Bailey, PC for audit services rendered in connection with the audits and reviews of ATSI’s consolidated financial statements and reports for the years ended July 31, 2010 and 2009.

	Year Ended July 31,
Description of Fees	2010	2009

Audit Fees	$57,000	$74,000
Audit Related Fees	-0-	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

The Board of Directors has instructed Malone and Bailey, PC that any fees for non-audit services must be approved before being incurred.  We did not incur any non-audit fees to Malone and Bailey, PC during fiscal 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are exhibits to this report.

2.1	Plan and Agreement of Merger of ATSI Communications, Inc. with and into ATSI Merger Corporation, dated as of March 24, 2004. (Exhibit 2.1 to Form 8-K of ATSI filed on May 24, 2004)

3.1	Articles of Incorporation of ATSI Merger Corporation. (Exhibit 3.1 to Form 8-K of ATSI filed on May 24, 2004)

3.2	Bylaws of ATSI Merger Corporation. (Exhibit 3.2 to Form 8-K of ATSI filed on May 24, 2004)

3.3	Articles of Merger of ATSI Communications, Inc. with and into ATSI Merger Corporation. (Exhibit 3.3 to Form 8-K of ATSI filed on May 24, 2004)

4.1	Promissory note payable to Alfonso Torres dated October 1, 2007 in the principal amount of $459,170. (Exhibit 10.4 to Form 10-QSB for the period ended October 31, 2006 filed December 1 4, 2007)

4.2	Promissory Notes payable to several holders dated September 26, 2008 in the principal amount of $850,000. (Exhibit 4.6 to Form 10-KSB for the period ended July 31, 2008 filed October 29, 2008)

4.3
Promissory note payable to San Antonio National Bank dated October 23, 2008 in the principal amount of $425,000. (Exhibit 10.1 to Form 10-KSB for the period ended October 31, 2008 filed December 15, 2008)

4.4
Promissory note payable and security agreement with ATV Texas Ventures III, LP., dated November 11, 2009 in the principal amount of $100,000. (Exhibit 10.1 to Form 10-K for the period ended October 31, 2009 filed December 12, 2009)

4.5
Promissory note payable and security agreement with ATV Texas Ventures III, LP., dated January 10, 2010 in the principal amount of $100,000. (Exhibit 10.1 to Form 10-K for the period ended January 31, 2010 filed
March 12, 2010)

4.6	Promissory note payable and security agreement with ATV Texas Ventures III, LP., dated March 16, 2010 in	the principal amount of $50,000. (Exhibit 10.1 to Form 10-K for the period ended April 30, 2010 filed June 9, 2010)

4.7	Loan and Security Agreement and Promissory Note dated August 2, 2010 between ATSI Communications, Inc. and Thermo Credit, LLC. (Exhibits 4.1 and 4.2 to Form 8-K for ATSI filed August 19, 2010)

10.1	Interconnection Agreement TELMEX and ATSICOM (English summary) (Exhibit 10.26 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

10.2	Interconnection Agreement TELMEX and ATSICOM (English Translation) (Exhibit 10.27 to Amended Annual Report on Form 10-K/A for the year ended July 31, 2003 filed March 2, 2004)

10.3	Settlement Agreement dated December 10, 2007 between ATSI Communications, Inc. and The Shaar Fund, Inc. (Exhibit 10.3 to Form 10-QSB for the period ended October 31, 2006 filed December 1 4, 2007)

10.4
Confidential Settlement Agreement dated August 27, 2007 between ATSI Communications, Inc. and RGC International Investors, LDC. (Exhibit 10.7 to Annual Report on Form 10-KSB for the period ended July 31, 2007 filed October 17, 2007)

10.5
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

ATSI COMMUNICATIONS, INC.

Date: October 8, 2010	By:	/s/ Arthur L. Smith
Arthur L. Smith
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer and Director	October 8, 2010
Arthur L. Smith

/s/ Antonio Estrada Jr.	Principal Accounting Officer	October 8, 2010
Antonio Estrada Jr.	Principal Finance Officer

/s/ John R. Fleming	Director	October 8, 2010
John R. Fleming

/s/ Murray R. Nye	Director	October 8, 2010
Murray R. Nye

EXHIBIT INDEX

Number	Description

21.1	Subsidiary List
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.