Form 10-Q
period 2010-10-31
ATSI COMMUNICATIONS INC/DE
filed 2010-12-14
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filler,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐                                                                           Accelerated filer ☐
Non-accelerated filer   ☐                                                                           Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Number of Shares	Class Common Stock	As of
52,962,850	$001. par value	December 13, 2010

ATSI COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2010

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of October 31, 2010 and July 31, 2010 (unaudited)		3
Consolidated Statements of Operations for the Three Months Ended October 31, 2010and 2009 (unaudited)		4
Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended October 31, 2010 (unaudited)		5
Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2010 and 2009 (unaudited)		6
Notes to Consolidated Financial Statements (unaudited)		7

Item 2.	Management’s Discussions and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 6.	Exhibits	12

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	October 31,	July 31,
	2010	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261	$73
Accounts receivable, net of allowance for bad debt of $10 and $10, respectively	645	526
Prepaid and other current assets	37	48
Total current assets	943	647

LONG-TERM ASSETS:
Deferred financing fees	64	-
Intangible assets, net of accumulated amortization of $35 and $16, respectively	115	119

Property and equipment	859	856
Less - accumulated depreciation	(748)	(727)
Net property and equipment	111	129

Total assets	$1,233	$895

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$550	$637
Accrued liabilities	82	106
Notes payable, net of unamortized discount of $0 and $1, respectively	376	409
Derivative liability	10	85
Total current liabilities	1,018	1,237

LONG-TERM LIABILITIES:
Notes payable	1,157	639
Customer deposits	115	16
Total long-term liabilities	1,272	655

Total liabilities	2,290	1,892

STOCKHOLDERS' DEFICIT:
Preferred stock, 16,063,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 52,962,850 and 45,504,120 shares issued and outstanding, respectively	53	46
Additional paid in capital	73,527	73,276
Accumulated deficit	(74,500)	(74,182)
Other comprehensive income	1	1
Total ATSI Communications, Inc. stockholders' deficit	(919)	(859)
Noncontrolling interest	(138)	(138)
Total stockholders' deficit	(1,057)	(997)
Total liabilities and stockholders' deficit	$1,233	$895

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended October 31,
	2010	2009
OPERATING REVENUES:
VoIP services	$4,252	$4,985

Total operating revenues	4,252	4,985

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	3,865	4,705
Selling, general and administrative expense (exclusive of legal and professional fees)	577	368
Legal and professional fees	56	98
Depreciation and amortization expense	25	44
Total operating expenses	4,523	5,215

OPERATING LOSS	(271)	(230)

OTHER INCOME (EXPENSE):
Interest expense	(47)	(43)
Total other expense	(47)	(43)

NET LOSS	(318)	(273)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	24

NET LOSS ATTRIBUTABLE TO ATSI COMMUNICATIONS, INC.	$(318)	$(249)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	45,990,559	45,504,120

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE QUARTER ENDED OCTOBER 31, 2010
(In thousands, except share amounts)

			Additional
	Common		Paid-in	Noncontrolling	Accumulated	Other Comp.
	Shares	Par	Capital	interest	Deficit	Income/Loss	Totals
BALANCE, July 31, 2010	45,504,120	$46	$73,276	$(138)	$(74,182)	1	$(997)
Stock option expense	7,458,730	7	251	-	-	-	258
Net loss	-	-	-	-	(318)	-	(318)
BALANCE, October 31, 2010	52,962,850	$53	$73,527	$(138)	$(74,500)	1	$(1,057)

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Three months ended October 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(318)	$(273)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	25	44
Amortization of deferred financing fees	9	-
Issuance of stock grants and options for services	258	14
Amortization of debt discount	1	12
Changes in operating assets and liabilities:
Accounts receivable	(119)	(280)
Prepaid expenses and other	12	(7)
Accounts payable	(88)	115
Accrued liabilities	(18)	(33)
Customer deposits	100	-
Net cash used in operating activities	(138)	(408)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	-	264
Purchases of property & equipment	(3)	(15)
Net cash (used in) provided by investing activities	(3)	249

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing fees	(73)	-
Payments on notes payable	(200)	(172)
Proceeds from notes payables	677	-
Acquisition of put option on warrants	(75)	-
Principal payments on capital lease obligation	-	(1)
Net cash provided by (used in) financing activities	329	(173)

DECREASE IN CASH AND CASH EQUIVALENTS	188	(332)
CASH AND CASH EQUIVALENTS, beginning of period	73	637

CASH AND CASH EQUIVALENTS, end of period	$261	$305

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$30	$25
Cash paid for income tax	-	-

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of ATSI Communications, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.  In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2010, as reported in Form 10-K filed on October 8, 2010, have been omitted.

NOTE 2 – OUTSTANDING DEBT

Outstanding debt consisted of the following: (In thousands)
	October 31,	July 31,
	2010	2010
Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured.	$545	$537

Note payable to ATVF, Scott Crist, Roderick Ciaccio & Vencore Solutions, payable in monthly installments, bearing interest at 10.00% per annum, maturing September 10, 2010, collateralized by ATSI's accounts receivables (other than accounts factored with Wells Fargo), $100,000 certificate of deposit with Wells Fargo and ATSI's ownership in ATSICOM. Additionally, we issued 425,000 warrants to the note holders, at an exercise price per warrant of $0.19. The warrants have the following “Put” and “Call” rights: Put right. From and after the second anniversary of the notes payable, the holder shall have the right to request from ATSI, upon five (5) Business days prior notice, to acquire from the holders the warrants at a price $0.39 per warrant. Call right.  At any time any warrants are outstanding, if the last sale price of ATSI’s common stock is greater than $.80 per share for ten (10) consecutive trading days, ATSI shall be entitled to require the purchaser to exercise the warrants and pay the exercise price therefore upon five (5) business days written notice. Net of unamortized discount of $0 and $1, respectively
	-	133

Note payable to San Antonio National Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing October 25, 2011, collateralized by ATSI's assets.	153	189

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing November 10, 2011, collateralized by ATSI's assets.	57	69

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing January 10, 2012, collateralized by ATSI's assets.	65	77

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing March 10, 2012, collateralized by ATSI's assets.	37	43

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by ATSI's assets.	200	-

Note payable to Thermo Credit, LLC.,  interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing August 2, 2012, collateralized by ATSI's accounts receivable. Bearing an annual interest rate equivalent to the lesser of the maximum rate and the greater of the prime rate plus 8.25% and 11.5%, a commitment fee of 2% and weekly monitoring fee of .05%. ATSI is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, for the 12-month period, of not less than 1.0 as of the last day of each quarter and 2) A consolidated operating income, for the 12-month period, of not less than zero as of the last day of each fiscal year
	476	-

Total outstanding long-term debt	1,533	1,048
Current portion of long-term debt	(376)	(409)
Long-term debt, net of current portion	$1,157	$639

Payments on long-term debt of ATSI are due as follows:
		(in thousands)
Fiscal 2011		$376
Fiscal 2012		1,157
Total payments		$1,533

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

On October 12, 2010, three of the warrant holders exercised their put rights and as a result, the Company made payments to the related warrant holders amounting to $75,000 which was charged to derivative liability.  The Company cancelled the related warrants as a result of the payment made for the put rights.

NOTE 3 – STOCK-BASED COMPENSATION

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

During the quarter ended October 31, 2010:

-
ATSI granted 1,333,333 common shares to its directors for services rendered.  The Company recognized stock-based compensation expense of $40,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant date.

-
ATSI granted 6,125,396 common shares to various employees as part of the Company’s profit sharing plan contribution.  The Company recognized stock-based compensation expense of $183,762 equivalent to the value of the shares calculated based on the share’s closing price at the grant date.

-	ATSI extended the term of existing options totaling 7,359,000 to July 31, 2015. As a result, the Company recognized incremental compensation expense of $34,501.
-	375,000 warrants were cancelled as a result of the warrant holders exercising their related put rights (see Note 2).

ATSI recognized $258,000 and $14,000 in stock based compensation expense to employees during the quarter ended October 31, 2010 and 2009, respectively.  Unamortized compensation cost totaled $1,621 and $14,028 at October 31, 2010 and October 31, 2009, respectively.

As of October 31, 2010, ATSI had outstanding options totaling 7,494,000 with a weighted average exercise price of $0.04, a weighted average remaining term of 5 years and an intrinsic value of zero.

As of October 31, 2010, ATSI had outstanding warrants totaling 425,000 with a weighted average exercise price of $0.18, a weighted average remaining term of 4.50 years and an intrinsic value of zero.

NOTE 4 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan.  The Board of Directors approved the plan on September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding.  During the quarters ended October 31, 2010 and 2009, we contributed $183,762 and $0, respectively.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE:  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future.  We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” ”plan,” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties.  Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations.  Additional risks are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 8, 2010.

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three months ended October 31, 2010 and 2009.  It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  For purposes of the following discussion, fiscal 2011 or 2011 refers to the year ended July 31, 2011 and fiscal 2010 or 2010 refers to the year ended July 31, 2010.

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

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three months ended October 31, 2010 and 2009.  All dollar amounts are in thousands.
	Three months ended October 31,
	2010	2009	Variances	%
OPERATING REVENUES:
VoIP services	$4,252	$4,985	$(733)	-15%

Total operating revenues	4,252	4,985	(733)	-15%

Cost of services (exclusive of depreciation and amortization, shown below)	3,865	4,705	(840)	-18%
GROSS MARGIN	387	280	107	38%

Selling, general and administrative expense (exclusive of legal and professional fees)	577	368	209	57%
Legal and professional fees	56	98	(42)	-43%
Depreciation and amortization expense	25	44	(19)	-43%
OPERATING LOSS	(271)	(230)	(41)	18%

OTHER INCOME (EXPENSE):
Interest expense	(47)	(43)	(4)	9%
Total other expense, net	(47)	(43)	(4)	9%

NET LOSS	$(318)	$(273)	$(45)	16%

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	24	(24)	-100%

NET LOSS ATTRI BUTABLE TO ATSI COMMUNICATIONS, INC.	$(318)	$(249)	$(69)	28%

Three Months ended October 31, 2010 Compared to Three Months ended October 31, 2009

VoIP Service.  VoIP services revenue decreased by $733,000, or 15%, from the quarter ended October 31, 2009 to the quarter ended October 31, 2010.  VoIP minutes carried by our network decreased by 9% from approximately 133,538,511 minutes of voice traffic during the quarter ended October 31, 2009 to approximately 120,992,987 minutes of voice traffic during the quarter ended October 31, 2010.  Our average revenue per minute decreased from $0.037 during the quarter ended October 31, 2009 to $0.035 for the quarter ended October 31, 2010. The decrease in revenue and the average revenue per minute is attributable primarily to the price pressure in our market due to a reduction of international termination.

Cost of Services (exclusive of depreciation and amortization).  The consolidated cost of services decreased by $840,000, or 18%, from the quarter ended October 31, 2009 to the quarter ended October 31, 2010.  The decrease in cost of services is a direct correlation to the decrease in VoIP services revenue.  Cost of services, as a percentage of revenue decreased by 3.48 % between periods, from 94.38% of revenue during the quarter ended October 31, 2009 to 90.90% of revenue during the quarter ended October 31, 2010.  The decrease in cost of services as a percentage of revenue was due to the decrease in costs from our vendors realized during the quarter ended October 31, 2010. Also, as a result of the decrease in VoIP revenues and decrease in costs of service as a percent of sales, our gross margin improved by $107,000, or 38%, from $280,000 for the three months ended October 31, 2009 compared to $387,000 for the three months ended October 31, 2010.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses increased by $209,000, or 57%, from the quarter ended October 31, 2009 to the quarter ended October 31, 2010.  The increase in SG&A is primarily attributed to the increase in non-cash compensation expense to employees between periods. During the quarter ended October 31, 2010, we recognized $258,000 in non-cash compensation expense to employees, but during the quarter ended October 31, 2009 we only recognized $14,000 in non-cash compensation expense to employees.

Legal and professional fees.  Legal and professional fees decreased by $42,000, or 43%, from the quarter ended October 31, 2009 to the quarter ended October 31, 2010.  The decrease is attributable to the decrease in investor relations fees, audit fees and attorney's fees as a result of expense control measures implemented during fiscal 2011.

Depreciation and amortization.  Depreciation and amortization decreased by $19,000 or 43%, from the quarter ended October 31, 2009 to the quarter ended October 31, 2010.  The decrease is attributed to the decline in amortization on assets that had reached their useful life; as a result the assets were no longer required to be depreciated during the three months ended October 31, 2010.

Operating loss.  The Company reported an operating loss $271,000 for the three months ended October 31, 2010 compared to an operating loss of $230,000 for the three months end October 31, 2009.  The increase in operating loss is primarily attributed to the recognition of $258,000 in non-cash compensation expense to employees during the quarter ended October 31, 2010; we only recognized $14,000 of non-cash compensation expense to employees during the quarter ended October 31, 2009.

Other income (expense).  Other expenses increased by $4,000, or 9% from the quarter ended October 31, 2009 to the quarter ended October 31, 2010.  The primary reason for the increase in other expenses is attributed to the increase in interest expense as a result of the increase in outstanding financings secured during the quarter ended October 31, 2010.

Net Loss.  Net loss increased by $45,000 or 16%, from the quarter ended October 31, 2009 to the quarter ended October 31, 2010.  The increase in net loss is primarily attributed to the recognition of $258,000 in non-cash compensation expense to employees during the quarter ended October 31, 2010: we only recognized $14,000 of non-cash compensation expense to employees during the quarter ended October 31, 2009.

Net Loss Attributable to Noncontrolling Interest.  Loss attributed to noncontrolling interest improved by $24,000, or 100%, from the quarter ended October 31, 2009 to the quarter ended October 31, 2010. During the quarter October 31, 2009, we recognized $24,000 associated to the losses incurred in Fiesta and Telefamilia, however, during the quarter ended October 31, 2010 we did not incur any losses related to Fiesta and Telefamilia, since the related investment has been written off.

Net Loss Attributable to ATSI Communications, Inc. The Company reported a net loss of $318,000 for the quarter ended October 31, 2010 compared to a net loss to common stockholders of $249,000 for the quarter ended October 31, 2009. The increase in net loss to common stockholders between periods is attributed to the recognition of $258,000 in non-cash compensation expense to employees during the quarter ended October 31, 2010; we only recognized $14,000 of non-cash compensation expense to employees during the quarter ended October 31, 2009. The increase in non-cash compensation expense to employees was slightly offset between periods by the increase in margin of $107,000 and the decrease in legal and professional fees of $36,000.

Liquidity and Capital Resources

Cash Position:  We had a cash balance of $261,000 as of October 31, 2010.  Net cash consumed by operating activities during the quarter ended October 31, 2010 was approximately $138,000. Investing activities during the quarter ended October 31, 2010 consumed $3,000, consisting of the acquisition of various servers and computers.  Financing activities during the quarter ended October 31, 2010 provided $329,000 in cash.  We received proceeds of $677,000 from various promissory notes during the quarter ended October 31, 2010. The cash consumed during the period is associated with the debt principal payments of $200,000 related to various notes payable, the acquisition of a put option on certain warrants for $75,000 and the payment of financing fees on the Thermo Credit note of $73,000. Overall, our net operating, investing and financing activities during the quarter ended October 31, 2010 contributed $188,000 of our available cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations.  During the quarter ended October 31, 2010 we received $200,000 from Texas Ventures under the 24 month promissory note.  On August 2, 2010, we entered into a $750,000 revolving credit facility with Thermo Credit to finance our expected growth during the year ending July 31, 2011.

Our current cash expenses are expected to be approximately $165,000 per month, including wages, rent, utilities, corporate professional fees and debt service.  We are currently using $128,000 in cash generated from operations of our available cash to cover all monthly cash outflows.  We anticipate that the cash balance of $261,000, the $750,000 revolving credit facility with Thermo Credit, combined with our ability to raise additional cash from our funding sources and expected net cash flow generated from future operations, will be sufficient to fund our operations and capital asset expenditures for the next twelve months.

Our working capital (deficit) was $75,000 as of October 31, 2010.  This represents an improvement of $515,000 from our working capital (deficit) at July 31, 2010 of $590,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

NONE

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

The following documents are filed as exhibits to this report.

Number	Description

10.1	Promissory note payable and security agreement with ATV Texas Ventures III, LP., dated October 10, 2010 in the principal amount of $200,000.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATSI COMMUNICATIONS, INC.
(Registrant)

Date: December 13, 2010	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer

Date: December 13, 2010	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Sr. VP of Finance & Corporate Controller
(Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.1	Promissory note payable and security agreement with ATV Texas Ventures III, LP., dated October 10, 2010 in the principal amount of $200,000.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.