Form 10-Q
period 2011-01-31
ATSI COMMUNICATIONS INC/DE
filed 2011-03-17
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 001-15687

ATSI COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	74-2849995 (I.R.S. Employer Identification No.)

3201 Cherry Ridge Building C, Suite 300 San Antonio, Texas (Address of Principal Executive Offices)	78230 (Zip Code)

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Number of Shares	Class Common Stock	As of
60,312,850	$.001 par value	March 15, 2011

ATSI COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2011

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of January 31, 2011 and July 31, 2010 (unaudited)		3
Consolidated Statements of Operations for the Three and Six Months Ended January 31, 2011 and 2010 (unaudited)		4
Consolidated Statement of Changes in Stockholders’ Deficit for the Six Months Ended January 31, 2011 (unaudited)		5
Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2011 and 2010 (unaudited)		6
Notes to Consolidated Financial Statements (unaudited)		7

Item 2.	Management’s Discussions and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 6.	Exhibits	15

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
	January 31,	July 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$162	$73
Accounts receivable, net of allowance for bad debt of $0 and $10, respectively	843	526
Prepaid and other current assets	38	48
Total current assets	1,043	647

LONG-TERM ASSETS:
Deferred financing fees	55	-
Intangible assets, net of accumulated amortization of $39 and $31, respectively	111	119

Property and equipment	870	856
Less - accumulated depreciation	(770)	(727)
Net property and equipment	100	129

Total assets	$1,309	$895

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$692	$637
Accrued liabilities	95	106
Current portion of long term debt, net of unamortized discount of $0	430	409
Derivative liability	10	85
Total current liabilities	1,227	1,237

LONG-TERM LIABILITIES:
Long term debt, net of current portion	1,027	639
Customer deposits	116	16
Total long-term liabilities	1,143	655

Total liabilities	2,370	1,892

STOCKHOLDERS' DEFICIT:
Preferred stock, 16,063,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 60,312,850 and 45,504,120 shares issued and outstanding, respectively	60	46
Additional paid in capital	73,816	73,276
Accumulated deficit	(74,800)	(74,182)
Other comprehensive income	1	1
Total ATSI Communications, Inc. stockholders' deficit	(923)	(859)
Noncontrolling interest	(138)	(138)
Total stockholders' deficit	(1,061)	(997)
Total liabilities and stockholders' deficit	$1,309	$895

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
OPERATING REVENUES:
VoIP services	$3,840	$4,870	$8,046	$9,837
Hosted services	72	27	118	45
Total operating revenues	3,912	4,897	8,164	9,882

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	3,586	4,515	7,451	9,220
Selling, general and administrative expense (exclusive of legal and professional fees)	424	357	1,001	726
Legal and professional fees	77	41	133	139
Bad debt	40	-	40	-
Depreciation and amortization expense	26	44	51	87
Total operating expenses	4,153	4,957	8,676	10,172

OPERATING LOSS	(241)	(60)	(512)	(290)

OTHER INCOME (EXPENSE):
Loss on debt extinguishment	(100)	-	(100)	-
Gain on forgiveness of accrued interest	92	-	92	-
Interest expense	(51)	(38)	(98)	(82)
Total other expense	(59)	(38)	(106)	(82)

NET LOSS	(300)	(98)	(618)	(372)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	24

NET LOSS ATTRIBUTABLE TO ATSI COMMUNICATIONS, INC.	$(300)	$(98)	$(618)	$(348)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	54,701,437	45,504,120	50,345,998	45,504,120

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JANUARY 31, 2011
(In thousands, except share amounts)
			Additional
	Common		Paid-in	Noncontrolling	Accumulated	Other Comp.
	Shares	Par	Capital	interest	Deficit	Income/Loss	Totals
BALANCE, July 31, 2010	45,504,120	$46	$73,276	$(138)	$(74,182)	$1	$(997)
Stock option expense	7,458,730	7	253	-	-	-	260
Stock issued for settlement of debt	5,000,000	5	195	-	-	-	200
Stock issued for services	2,350,000	2	92	-	-	-	94
Net loss	-	-	-	-	(618)	-	(618)
BALANCE, January 31, 2011	60,312,850	$60	$73,816	$(138)	$(74,800)	$1	$(1,061)

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
	Six months ended January 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(618)	$(372)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on debt extinguishment	100	-
Gain on forgiveness of accrued interest	(92)	-
Depreciation and amortization	51	87
Write-off accounts receivables	40	-
Amortization of deferred financing fees	18	-
Issuance of stock grants and options for services	355	17
Amortization of debt discount	1	21
Changes in operating assets and liabilities:
Accounts receivable	(357)	(413)
Prepaid expenses and other current assets	11	11
Accounts payable	54	22
Accrued liabilities	2	(8)
Customer deposits	100	-
Net cash used in operating activities	(335)	(635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	-	264
Purchases of property & equipment	(14)	(31)
Net cash (used in) provided by investing activities	(14)	233

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing fees	(73)	-
Payments on debt	(291)	(356)
Proceeds from debt	877	200
Acquisition of put option on warrants	(75)	-
Principal payments on capital lease obligation	-	(1)
Net cash provided by (used in) financing activities	438	(157)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89	(559)
CASH AND CASH EQUIVALENTS, beginning of period	73	637

CASH AND CASH EQUIVALENTS, end of period	$162	$78

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$64	$47

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for settlement of debt	$200	$-

Unaudited, see accompanying notes to financial statements

ATSI COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of ATSI Communications, Inc. ("ATSI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.  In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2010, as reported in Form 10-K filed on October 8, 2010, have been omitted.

Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the presentation of the current period for comparative purposes.

NOTE 2 – OUTSTANDING DEBT

Outstanding debt consisted of the following: (In thousands)
	January 31,	July 31,
	2011	2010

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured.	$360	$537

Note payable to ATVF, Scott Crist, Roderick Ciaccio & Vencore Solutions, payable in monthly installments, bearing interest at 10.00% per annum, matured on September 10, 2010, collateralized by ATSI's accounts receivables (other than accounts factored with Wells Fargo), $100,000 certificate of deposit with Wells Fargo and ATSI's ownership in ATSICOM. Additionally, issued 425,000 warrants to the note holders, at an exercise price per warrant of $0.19. The warrants have the following “Put” and “Call” rights: Put right. From and after the second anniversary of the notes payable, the holder shall have the right to request from ATSI, upon five (5) business days prior notice, to acquire from the holders the warrants at a price $0.39 per warrant. Call right.  At any time any warrants are outstanding, if the last sale price of ATSI’s common stock is greater than $.80 per share for ten (10) consecutive trading days, ATSI shall be entitled to require the purchaser to exercise the warrants and pay the exercise price upon five (5) business days written notice. Net of unamortized discount of $0 and $1, respectively
	-	133

Note payable to San Antonio National Bank payable in monthly installments, bearing interest
at 8.00% per annum, maturing October 25, 2011, collateralized by ATSI's assets.	116	189

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest
at 12.00% per annum, maturing November 10, 2011, collateralized by ATSI's assets.	45	69

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest
at 12.00% per annum, maturing January 10, 2012, collateralized by ATSI's assets.	53	77

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest
at 12.00% per annum, maturing March 10, 2012, collateralized by ATSI's assets.	30	43

Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest
at 12.00% per annum, maturing October 10, 2012, collateralized by ATSI's assets.	177	-

Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by ATSI's assets.	200	-

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
	476	-

Total outstanding long-term debt	1,457	1,048
Current portion of long-term debt	(430)	(409)
Long-term debt, net of current portion	$1,027	$639

Payments on long-term debt of ATSI are due as follows:
(in thousands)
Fiscal 2011	$430
Fiscal 2012	467
Fiscal 2013	560
Total payments	$1,457

ATSI analyzed the above note payable instruments for derivative accounting consideration and determined that the warrants issued to ATVF, Scott Crist, Roderick Ciaccioa & Vencore Solutions qualify as derivative instruments, due to the put right.  ATSI estimated the fair market value of the put to be the difference between the potential cash settlement price per share and the exercise price, or approximately $85,000 which is the maximum amount of potential cash settlement by ATSI.  Because the maximum cash settlement was greater than the fair value of the warrants, ATSI recorded the maximum cash settlement of $85,000 as a liability as of January 31, 2010.  Additionally, ATSI analyzed the rest of the instruments for derivative accounting and determined that liability treatment was not applicable.

On October 12, 2010, three of the warrant holders exercised their put rights and as a result, the Company made payments to the related warrant holders amounting to $75,000 which was charged to derivative liability and resulted in a remaining balance of $10,000 as of January 31, 2011.  The Company cancelled the related warrants as a result of the payment made for the put rights.

On December 21, 2010, Alfonso Torres waived the accrued interest on his note up to January 31, 2011. As a result, ATSI recognized a gain on forgiveness of accrued interest for $92,000 during the quarter ended January 31, 2011.

On December 30, 2010, an investor relations firm hired by the Company entered into a debt purchase agreement with Alfonso Torres wherein it acquired $100,000 of ATSI’s outstanding debt.. On January 7, 2011, ATSI entered into a debt settlement agreement with the investor relations firm in which ATSI issued 5,000,000 common shares to settle the $100,000 of debt acquired from Alfonso Torres. The difference in the fair value of the shares issued and the amount of debt settled amounting to $100,000 was recognized as a loss on debt extinguishment in the consolidated statements of operations.

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

During the six months ended January 31, 2011, ATSI granted:

-
1,333,333 common shares to its directors for services rendered.  The Company recognized stock-based compensation expense of $40,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant date.

-
2,350,000 common shares to consultants for services.  The Company recognized stock-based compensation expense of $94,000 equivalent to the value of the shares calculated based on the share’s closing price at the date of issuance.

-
6,125,396 common shares to various employees as part of the Company’s profit sharing plan contribution.  The Company recognized stock-based compensation expense of $183,762 equivalent to the value of the shares calculated based on the share’s closing price at the grant date.

-	extended the term of 7,359,000 existing options to July 31, 2015 and recognized incremental compensation expense of $34,501.
-	375,000 warrants were cancelled as a result of the warrant holders exercising their related put rights (see Note 2).

-
210,000 options to purchase common shares to various employees with an exercise price of $0.03 per share and a term of 7 years. The options vest equally over a period of three years.  The options have a fair value of $6,213, as determined using  the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	223.86%
Risk-free interest rate	2.81%
Expected term	4.75 years

ATSI recognized approximately $261,000 and $17,000 in stock based compensation expense to employees during the six months ended January 31, 2011 and 2010, respectively.  Unamortized compensation cost totaled $5,727 and $10,694 at January 31, 2011 and January 31, 2010, respectively.

As of January 31, 2011, ATSI had 7,704,000 outstanding options with a weighted average exercise price of $0.04, a weighted average remaining term of 4.57 years and an intrinsic value of $301,000.

As of January 31, 2011, ATSI had outstanding warrants totaling 425,000 with a weighted average exercise price of $0.18, a weighted average remaining term of 4.08 years and an intrinsic value of zero.

NOTE 4 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding.  During the six months ended January 31, 2011 and 2010, we contributed $183,762 and $0, respectively.

NOTE 5 – SUBSEQUENT EVENTS

On February 8, 2011, ATSI granted 4,380,672 common shares to various employees as part of the Company’s profit sharing plan contribution.  The Company recognized stock-based compensation expense of $197,130 equivalent to the value of the shares calculated based on the share’s closing price at the grant date.

On February 8, 2011 ATSI granted 888,889 common shares to its directors for services rendered.  The Company recognized stock-based compensation expense of $40,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant date.

On February 8, 2011, ATSI granted options to purchase 3,475,000 common shares to various employees with an exercise price of $0.045 per share and a term of 7 years. Options totaling 3,150,000 vest immediately while the remaining 325,000 options vest equally over a period of three years.  The options have a fair value of $151,160 as determined using the Black-Scholes option-pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	222.62%
Risk-free interest rate	3.12%
Expected term	4.75 years

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

The following is a discussion of the consolidated financial condition and results of operations of ATSI for the three and six months ended January 31, 2011 and 2010.  It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  For purposes of the following discussion, fiscal 2011 or 2011 refers to the year ended July 31, 2011 and fiscal 2010 or 2010 refers to the year ended July 31, 2010.

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

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three and six months ended January 31, 2011 and 2010.  All dollar amounts are in thousands.
	Three months ended January 31,				Six months ended January 31,
	2011	2010	Variances	%	2011	2010	Variances	%
OPERATING REVENUES:
VoIP services	$3,840	$4,870	$(1,030)	-21%	$8,046	$9,837	$(1,791)	-18%
Hosted services	72	27	45	167%	118	45	73	162%

Total operating revenues	3,912	4,897	(985)	-20%	8,164	9,882	(1,718)	-17%

Cost of services (exclusive of depreciation and amortization, shown below)	3,586	4,515	(929)	-21%	7,451	9,220	(1,769)	-19%
GROSS MARGIN	326	382	(56)	-15%	713	662	51	8%

Selling, general and administrative expense (exclusive of legal and professional fees)	424	357	67	19%	1,001	726	275	38%
Legal and professional fees	77	41	36	88%	133	139	(6)	-4%
Bad debt	40	-	40	100%	40	-	40	100%
Depreciation and amortization expense	26	44	(18)	-41%	51	87	(36)	-41%
OPERATING LOSS	(241)	(60)	(181)	302%	(512)	(290)	(222)	77%

OTHER INCOME (EXPENSE):
Loss on debt extinguishment	(100)	-	(100)	100%	(100)	-	(100)	100%
Gain on forgiveness of accrued interest	92	-	92	100%	92	-	92	100%
Interest expense	(51)	(38)	(13)	34%	(98)	(82)	(16)	20%
Total other expense, net	(59)	(38)	(21)	55%	(106)	(82)	(24)	29%

NET LOSS	$(300)	$(98)	$(202)	206%	$(618)	$(372)	$(246)	66%

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	0%	-	24	(24)	-100%

NET LOSS ATTRIBUTABLE TO ATSI COMMUNICATIONS, INC.	$(300)	$(98)	$(202)	206%	$(618)	$(348)	$(270)	78%

Three Months ended January 31, 2011 Compared to Three Months ended January 31, 2010

VoIP Services.  VoIP services revenue decreased by $1,030,000, or 21%, from the quarter ended January 31, 2010 to the quarter ended January 31, 2011.  VoIP minutes carried by our network decreased by 19% from approximately 151,507,891 minutes of voice traffic during the quarter ended January 31, 2010 to approximately 122,880,493 minutes of voice traffic during the quarter ended January 31, 2011.  Our average revenue per minute decreased from $0.032 during the quarter ended January 31, 2010 to $0.031 for the quarter ended January 31, 2011. The decrease in revenue and the average revenue per minute is attributable primarily to the price pressure in our market due to a reduction of international termination.

Hosted Services. Hosted services revenue increased by $45,000, or 167%, from the quarter ended January 31, 2010 to the quarter ended January 31, 2011. The increase in revenue between periods is primarily attributed to the increase in customers that are generating significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization).  The consolidated cost of services decreased by $929,000, or 21%, from the quarter ended January 31, 2010 to the quarter ended January 31, 2011.  The decrease in cost of services is a direct correlation to the decrease in VoIP services revenue.  Cost of services, as a percentage of revenue decreased by 0.52 % between periods, from 92.19% of revenue during the quarter ended January 31, 2010 to 91.67% of revenue during the quarter ended January 31, 2011.  The decrease in cost of services as a percentage of revenue was due to the decrease in costs from our vendors realized during the quarter ended January 31, 2011.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses increased by $67,000, or 19%, from the quarter ended January 31, 2010 to the quarter ended January 31, 2011.  The increase in SG&A is primarily attributed to the recognition of $94,000 in non-cash expense related to a consulting agreement with various individuals for investor relations services.

Legal and professional fees.  Legal and professional fees increased by $36,000, or 88%, from the quarter ended January 31, 2010 to the quarter ended January 31, 2011.  The increase is attributable to the increase in legal fees associated with our rebranding strategy and various SEC filings.

Bad debt. Bad debt increased by $40,000, or 100%, from the quarter ended January 31, 2010 to the quarter ended January 31, 2011. The increase is attributable to the increase in bad debt expense for certain accounts receivable we deemed we were unlikely to collect. We did not recognize any bad debt expense during the quarter   ended January 31, 2010.

Depreciation and amortization.  Depreciation and amortization decreased by $18,000 or 41%, from the quarter ended January 31, 2010 to the quarter ended January 31, 2011.  The decrease is attributed to the decline in depreciation on assets that had reached their useful life; as a result the assets were no longer required to be depreciated during the three months ended January 31, 2011.

Operating loss.  The Company reported an operating loss of $241,000 for the three months ended January 31, 2011 compared to an operating loss of $60,000 for the three months end January 31, 2010.  The increase in operating loss is primarily attributed to the decrease in margin of $56,000 between periods and the increase in SG&A of $67,000 primarily attributed to the recognition of $94,000 in non-cash expense related to a consulting agreement with various individuals for investor relations services and the recognition of $40,000 of bad debt expense.

Other income (expense).  Other expenses increased by $21,000, or 55% from the quarter ended January 31, 2010 to the quarter ended January 31, 2011. The primary reason for the increase in other expenses is attributed to the recognition of $100,000 in loss on debt extinguishment related to the debt settlement agreement with Recap Marketing, in which ATSI issued 5,000,000 common shares with a value of $200,000 to settle $100,000 of debt acquired from Alfonso Torres; the difference between the market value of the common shares issued and the debt was recognized as a loss. Additionally, during the quarter ended January 31, 2011 the Company recognized a gain on forgiveness of accrued interest of $92,000 related to the interest waiver agreement entered with Alfonso Torres.  Furthermore, ATSI recognized an increase in interest expense between periods associated to the additional interest incurred for the increase in outstanding financings secured during the quarter ended January 31, 2011.

Net Loss Attributable to ATSI Communications, Inc.  Net loss attributable to ATSI's shareholders increased by $202,000 or 206%, from the quarter ended January 31, 2010 to the quarter ended January 31, 2011.  The increase in net loss is primarily attributed to the decrease in margin of $56,000 between periods and the increase in SG&A of $67,000 primarily attributed to the recognition of $94,000 in non-cash expense related to a consulting agreement with various individuals for investor relation services and the recognition of $40,000 of bad debt expense.

Six Months ended January 31, 2011 Compared to Six Months ended January 31, 2010

VoIP Services.  VoIP services revenue decreased by $1,791,000, or 18%, from the six months ended January 31, 2010 to the six months ended January 31, 2011.  VoIP minutes carried by our network decreased by 14% from approximately 285,046,402 minutes of voice traffic during the six months ended January 31, 2010 to approximately 243,873,481 minutes of voice traffic during the six months ended January 31, 2011.  Our average revenue per minute decreased from $0.035 during the six months ended January 31, 2010 to $0.033 for the six months ended January 31, 2011. The decrease in revenue and the average revenue per minute is attributable primarily to the price pressure in our market due to a reduction of international termination.

Hosted Services. Hosted services revenue increased by $73,000, or 162%, from the six months ended January 31, 2010 to the six months ended January 31, 2011. The increase in revenue between periods is primarily attributed to the increase in customers that are generating significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization).  The consolidated cost of services decreased by $1,769,000, or 19%, from the six months ended January 31, 2010 to the six months ended January 31, 2011.  The decrease in cost of services is a direct correlation to the decrease in VoIP services revenue.  Cost of services, as a percentage of revenue decreased by 2.04% between periods, from 93.30% of revenue during the six months ended January 31, 2010 to 91.26% of revenue during the six months ended January 31, 2011.  The decrease in cost of services as a percentage of revenue was due to the decrease in costs from our vendors realized during the quarter ended January 31, 2011. Also, as a result of the decrease in costs of service as a percent of sales, our gross margin improved by $51,000, or 8%, from $662,000 for the six months ended January 31, 2010 compared to $713,000 for the six months ended January 31, 2011.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses increased by $275,000, or 38%, from the six months ended January 31, 2010 to the six months ended January 31, 2011.  The increase in SG&A is primarily attributed to the recognition of $261,000 in non-cash compensation expense to employees during the six months ended January 31, 2011 (we only recognized $17,000 in non-cash compensation expense to employees during the six months ended January 31, 2010) and the recognition of $94,000 in non-cash expense related to a consulting agreement with various individuals for investor relations services.

Legal and professional fees.  Legal and professional fees decreased by $6,000, or 4%, from the six months ended January 31, 2010 to the six months ended January 31, 2011.  The decrease is attributable to the decrease in investor relations fees, audit fees and attorney's fees as a result of expense control measures implemented during fiscal 2011.

Bad debt. Bad debt increased by $40,000, or 100%, from the six months ended January 31, 2010 to the six months ended January 31, 2011. The increase is attributable to the increase in bad debt expense for certain accounts receivable we deemed we were unlikely to collect. We did not recognize any bad debt expense during the six months ended January 31, 2010.

Depreciation and amortization.  Depreciation and amortization decreased by $36,000 or 41%, from the six months ended January 31, 2010 to the six months ended January 31, 2011.  The decrease is attributed to the decline in depreciation on assets that had reached their useful life; as a result the assets were no longer required to be depreciated during the six months ended January 31, 2011.

Operating loss.  The Company reported an operating loss $512,000 for the six months ended January 31, 2011 compared to an operating loss of $290,000 for the six months end January 31, 2010. The increase in operating loss is primarily attributed to the recognition of $261,000 in non-cash compensation expense to employees during the six months ended January 31, 2011 (we only recognized $17,000 of non-cash compensation expense to employees during the six months ended January 31, 2010), the recognition of $94,000 in non-cash expense related to a consulting agreement with various individuals for investor relations services and the recognition of $40,000 of bad debt expense during the six months ended January 31, 2011; during the six months ended January 31, 2010 we did not recognize any bad debt expense.  The increase in expenses was slightly offset by an improvement in gross margins of $51,000.

Other income (expense).  Other expenses increased by $24,000, or 29% from the six months ended January 31, 2010 to the six months ended January 31, 2011.  The primary reason for the increase in other expenses is attributed to the recognition of $100,000 in loss on debt extinguishment related to the debt settlement agreement with Recap Marketing, in which ATSI issued 5,000,000 common shares with a value of $200,000 to settle $100,000 of debt acquired from Alfonso Torres; the difference between the market value of the common shares issued and the debt was recognized as a loss. Additionally, during the six months ended January 31, 2011 the Company recognized a gain on forgiveness of accrued interest of $92,000 related to the interest waiver agreement entered with Alfonso Torres.  Furthermore, ATSI recognized an increase in interest expense between periods associated to the additional interest incurred for the increase in outstanding financings secured during the six months ended January 31, 2011.

Net Loss Attributable to Noncontrolling Interest.  Loss attributed to noncontrolling interest improved by $24,000, or 100%, from the six months ended January 31, 2010 to the six months ended January 31, 2011. During the six months ended January 31, 2010, we recognized $24,000 associated to the losses incurred in Fiesta and Telefamilia, however, during the six months ended January 31, 2011 we did not incur any losses related to Fiesta and Telefamilia, since the related investment has been written off.

Net Loss Attributable to ATSI Communications, Inc.  Net loss attributable to ATSI's shareholders increased by $270,000 or 78%, from the six months ended January 31, 2010 to the six months ended January 31, 2011.  The increase in net loss is primarily attributed to the recognition of $261,000 in non-cash compensation expense to employees during the six months ended January 31, 2011 (we only recognized $17,000 of non-cash compensation expense to employees during the six months ended January 31, 2010), the recognition of $94,000 in non-cash expense related to a consulting agreement with various individuals for investor relations services and the recognition of $40,000 of bad debt expense during the six months ended January 31, 2011; during the six months ended January 31, 2010 we did not recognize any bad debt expense.  The increase in expenses was slightly offset by an improvement in gross margins of $51,000.

Liquidity and Capital Resources

Cash Position:  We had a cash balance of $162,000 as of January 31, 2011.  Net cash consumed by operating activities during the six months ended January 31, 2011 was approximately $335,000. Investing activities during the six months ended January 31, 2011 consumed $14,000, consisting of the acquisition of various servers and computers.  Financing activities during the six months ended January 31, 2011 provided $438,000 in cash.  We received proceeds of $877,000 from various promissory notes during the six months ended January 31, 2011. The cash consumed during the period is associated with the debt principal payments of $291,000 related to various notes payable, the acquisition of a put option on certain warrants for $75,000 and the payment of financing fees on the Thermo Credit note of $73,000. Overall, our net operating, investing and financing activities during the six months ended January 31, 2011 contributed $89,000 of our available cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations.  During the six months ended January 31, 2011 we received $400,000 from Texas Ventures under the 24 month promissory note.  On August 2, 2010, we entered into a $750,000 revolving credit facility with Thermo Credit to finance our expected growth during the year ending July 31, 2011.

Our current cash expenses are expected to be approximately $150,000 per month, including wages, rent, utilities, corporate professional fees and debt service.  We are currently using $118,000 in cash generated from operations of our available cash to cover all monthly cash outflows.  We anticipate that the cash balance of $162,000, the $750,000 revolving credit facility with Thermo Credit, combined with our ability to raise additional cash from our funding sources and expected net cash flow generated from future operations, will be sufficient to fund our operations and capital asset expenditures for the next twelve months.

Our working capital deficit was $184,000 as of January 31, 2011.  This represents an improvement of $406,000 from our working capital deficit at July 31, 2010 of $590,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

NONE

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended January  31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

The following documents are filed as exhibits to this report.

Number	Description

10.1	Promissory note payable and security agreement with ATV Texas Ventures III, LP., dated January 11, 2011 in the principal amount of $200,000.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATSI COMMUNICATIONS, INC.
(Registrant)

Date: March 17, 2011	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer

Date: March 17, 2011	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Sr. VP of Finance & Corporate Controller
(Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.1	Promissory note payable and security agreement with ATV Texas Ventures III, LP., dated October 10, 2010 in the principal amount of $200,000.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.