Form 10-Q
period 2011-04-30
Digerati Technologies, Inc.
filed 2011-06-13
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 001-15687

DIGERATI TECHNOLOGIES, INC.
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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Number of Shares	Class Common Stock	As of
65,882,410	$.001 par value	June 13, 2011

DIGERATI TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2011

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of April 30, 2011 and July 31, 2010 (unaudited)	3
	Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2011
	and 2010 (unaudited)	4
	Consolidated Statement of Changes in Stockholders’ Deficit for the Nine Months
	Ended April 30, 2011 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months
	Ended April 30, 2011 and 2010 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussions and Analysis of Financial Condition
	and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 6.	Exhibits	15

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except per share amounts)
	April 30,	July 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18	$73
Accounts receivable, net of allowance for bad debt of $0 and $10, respectively	802	526
Prepaid and other current assets	34	48
Total current assets	854	647

LONG-TERM ASSETS:
Deferred financing fees	46	-
Intangible assets, net of accumulated amortization of $43 and $31, respectively	107	119

Property and equipment	875	856
Less - accumulated depreciation	(792)	(727)
Net property and equipment	83	129

Total assets	$1,090	$895

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$760	$637
Accrued liabilities	148	106
Current portion of long term debt, net of unamortized discount of $0	390	409
Derivative liability	10	85
Total current liabilities	1,308	1,237

LONG-TERM LIABILITIES:
Long term debt, net of current portion	977	639
Customer deposits	120	16
Total long-term liabilities	1,097	655

Total liabilities	2,405	1,892

STOCKHOLDERS' DEFICIT:
Preferred stock, 16,063,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 65,882,410 and 45,504,120 shares issued and outstanding, respectively	66	46
Additional paid in capital	74,211	73,276
Accumulated deficit	(75,455)	(74,182)
Other comprehensive income	1	1
Total Digerati Technologies, Inc. stockholders' deficit	(1,177)	(859)
Noncontrolling interest	(138)	(138)
Total stockholders' deficit	(1,315)	(997)
Total liabilities and stockholders' deficit	$1,090	$895

See accompanying notes to the unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share amounts)
	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
OPERATING REVENUES:
VoIP services	$3,423	$6,550	$11,470	$16,413
Hosted services	74	24	192	43

Total operating revenues	3,497	6,574	11,662	16,456

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	3,208	6,089	10,660	15,309
Selling, general and administrative expense (exclusive of legal and professional fees)	762	368	1,763	1,094
Legal and professional fees	106	52	240	191
Bad debt	-	-	40	-
Depreciation and amortization expense	26	44	77	131
Total operating expenses	4,102	6,553	12,780	16,725

OPERATING INCOME (LOSS)	(605)	21	(1,118)	(269)

OTHER INCOME (EXPENSE):
Loss on debt extinguishment	-	-	(100)	-
Gain on forgiveness of accrued interest	-	-	92	-
Interest expense	(49)	(34)	(147)	(116)
Total other expense	(49)	(34)	(155)	(116)

NET LOSS	(654)	(13)	(1,273)	(385)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	24

NET LOSS ATTRIBUTABLE TO DIGERATI TECHNOLOGIES, INC.	$(654)	$(13)	$(1,273)	$(361)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	65,463,240	45,504,120	58,745,655	45,504,120

See accompanying notes to unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED APRIL 30, 2011
(Unaudited; In thousands, except share amounts)
			Additional
	Common		Paid-in	Noncontrolling	Accumulated	Other Comp.
	Shares	Par	Capital	interest	Deficit	Income/Loss	Totals
BALANCE, July 31, 2010	45,504,120	$46	$73,276	$(138)	$(74,182)	$1	$(997)
Stock option expense	-	-	186	-	-	-	186
Stock issued for settlement of debt	5,000,000	5	195	-	-	-	200
Stock issued for services	15,378,290	15	554	-	-	-	569
Net loss	-	-	-	-	(1,273)	-	(1,273)
BALANCE, April 30, 2011	65,882,410	$66	$74,211	$(138)	$(75,455)	$1	$(1,315)

See accompanying notes to unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands, except per share amounts)
	Nine months ended April 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,273)	$(385)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on debt extinguishment	100	-
Gain on forgiveness of accrued interest	(92)	-
Depreciation and amortization	77	131
Write-off accounts receivables	40	-
Amortization of deferred financing fees	27	-
Issuance of stock grants and options for services	755	21
Amortization of debt discount	1	28
Changes in operating assets and liabilities:
Accounts receivable	(316)	(347)
Prepaid expenses and other current assets	14	34
Accounts payable	123	248
Accrued liabilities	61	14
Customer deposits	104	-
Net cash used in operating activities	(379)	(256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	-	301
Purchases of property & equipment	(18)	(61)
Net cash (used in) provided by investing activities	(18)	240

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing fees	(73)	-
Payments on debt	(407)	(561)
Proceeds from debt	897	250
Acquisition of put option on warrants	(75)	-
Principal payments on capital lease obligation	-	(1)
Net cash provided by (used in) financing activities	342	(312)

DECREASE IN CASH AND CASH EQUIVALENTS	(55)	(328)
CASH AND CASH EQUIVALENTS, beginning of period	73	637

CASH AND CASH EQUIVALENTS, end of period	$18	$309

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$99	$69

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for settlement of debt	$200	$-

See accompanying notes to unaudited financial statements

 DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. ("Digerati" and or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.  In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2010, as reported in Form 10-K filed on October 8, 2010, have been omitted.

Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the presentation of the current period for comparative purposes.

NOTE 2 – OUTSTANDING DEBT

Outstanding debt consisted of the following: (In thousands)

	April 30,	July 31,
	2011	2010

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured.	$365	$537

Note payable to ATVF, Scott Crist, Roderick Ciaccio & Vencore Solutions, payable in monthly installments, bearing interest at 10.00% per annum, matured on September 10, 2010, collateralized by Digerati's accounts receivables (other than accounts factored with Wells Fargo), $100,000 certificate of deposit with Wells Fargo and Digerati's ownership in ATSICOM. Additionally, issued 425,000 warrants to the note holders, at an exercise price per warrant of $0.19. The warrants have the following “Put” and “Call” rights: Put right. From and after the second anniversary of the notes payable, the holder shall have the right to request from Digerati, upon five (5) business days prior notice, to acquire from the holders the warrants at a price $0.39 per warrant. Call right. At any time any warrants are outstanding, if the last sale price of Digerati's common stock is greater than $.80 per share for ten (10) consecutive trading days, Digerati shall be entitled to require the purchaser to exercise the warrants and pay the exercise price upon five (5) business days written notice. Net of unamortized discount of $0 and $1, respectively
	-	133

Note payable to San Antonio National Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing October 25, 2011, collateralized by Digerati's assets.	78	189

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing November 10, 2011, collateralized by Digerati's assets.	32	69

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing January 10, 2012, collateralized by Digerati's assets.	40	77

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing March 10, 2012, collateralized by Digerati's assets.	24	43

Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati's assets.	155	-

Note payable to Recap Marketing & Consulting LLP, bearing interest at 3% per annum, maturing October 1, 2011. If the note is not extinguished by the maturity date, the note may be converted to Digerati's common stock at a rate per share mutually agreeable by the parties, however, if converted; the company will issue no more than 1,666,666 common shares.	20	-

Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by Digerati's assets.	177	-

Note payable to Thermo Credit, LLC., interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing August 2, 2012, collateralized by Digerati's accounts receivable. Bearing an annual interest rate equivalent to the lesser of the maximum rate and the greater of the prime rate plus 8.25% and 11.5%, a commitment fee of 2% and weekly monitoring fee of .05%. Digerati is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, for the 12-month period, of not less than 1.0 as of the last day of each quarter and 2) A consolidated operating income, for the 12-month period, of not less than zero as of the last day of each fiscal year.
	476	-

Total outstanding long-term debt	1,367	1,048
Current portion of long-term debt	(390)	(409)
Long-term debt, net of current portion	$977	$639

Payments on long-term debt of Digerati are due as follows:
(in thousands)
Fiscal 2011	$390
Fiscal 2012	417
Fiscal 2013	560
Total payments	$1,367

Digerati analyzed the above note payable instruments for derivative accounting consideration and determined that the warrants issued to ATVF, Scott Crist, Roderick Ciaccioa & Vencore Solutions qualify as derivative instruments, due to the put right.  Digerati estimated the fair market value of the put to be the difference between the potential cash settlement price per share and the exercise price, or approximately $85,000 which is the maximum amount of potential cash settlement by Digerati.  Because the maximum cash settlement was greater than the fair value of the warrants, Digerati recorded the maximum cash settlement of $85,000 as a liability as of January 31, 2010.  Additionally, Digerati analyzed the rest of the instruments for derivative accounting and determined that liability treatment was not applicable.

On October 12, 2010, three of the warrant holders exercised their put rights and as a result, the Company made payments to the related warrant holders amounting to $75,000 which was charged to derivative liability and resulted in a remaining balance of $10,000 as of April 30, 2011.  The Company cancelled the related warrants as a result of the payment made for the put rights.

On December 21, 2010, Alfonso Torres waived the accrued interest on his note up to January 31, 2011. As a result, Digerati recognized a gain on forgiveness of accrued interest for $92,000 during the quarter ended January 31, 2011.

On December 30, 2010, an investor relations firm hired by the Company entered into a debt purchase agreement with Alfonso Torres wherein it acquired $100,000 of Digerati’s outstanding debt. On January 7, 2011, Digerati entered into a debt settlement agreement with the investor relations firm in which Digerati issued 5,000,000 common shares to settle the $100,000 of debt acquired from Alfonso Torres. The difference in the fair value of the shares issued and the amount of debt settled amounting to $100,000 was recognized as a loss on debt extinguishment in the consolidated statements of operations.

As of April 30, 2011, the Company was in default of its notes with San Antonio National Bank and Thermo Credit, LLC due to its failure to meet certain debt covenant ratios.  The Company was able to obtain waivers from the lenders for such defaults.

NOTE 3 – STOCK-BASED COMPENSATION

In September 2005, Digerati adopted its 2005 stock compensation plan.  This plan, as amended, authorizes the grant of up to 17.5 million warrants, stock options, restricted common shares, non-restricted common shares and other awards to employees, Directors, and certain other persons.  The plan is intended to permit Digerati to retain and attract qualified individuals who will contribute to the overall success of Digerati.  Digerati’s Board of Directors determines the terms of any grants under the plan.  Exercise prices of all warrants, stock options and other awards vary based on the market price of the shares of common stock as of the date of grant.  The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest based on the terms of the individual grant.

During the nine months ended April 30, 2011, Digerati granted:

-
1,333,333 common shares to its directors for services rendered.  The Company recognized stock-based compensation expense of $40,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant date.

-
888,888 common shares to its directors for services rendered.  The Company recognized stock-based compensation expense of $40,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant date.

-
2,350,000 common shares to consultants for services.  The Company recognized stock-based compensation expense of $94,000 equivalent to the value of the shares calculated based on the share’s closing price at the date of issuance.

-
300,000 common shares to a consultant for services.  The Company recognized stock-based compensation expense of $15,000 equivalent to the value of the shares calculated based on the share’s closing price at the date of issuance.

-
10,506,069 common shares to various employees as part of the Company’s profit sharing plan contribution.  The Company recognized stock-based compensation expense of $380,162 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

-	extended the term of 7,359,000 existing options to July 31, 2015 and recognized incremental compensation expense of $34,501.

-	375,000 warrants were cancelled as a result of the warrant holders exercising their related put rights (see Note 2).

-
1,785,000 options to purchase common shares to various employees with exercise prices ranging from $0.03 to $0.05 per share and a term of 7 years. The options vest equally over a period of three years.  The options have a fair market value of $96,867.

-
3,150,000 options to purchase common shares to various employees with an exercise price of $0.045 per share and a term of 7 years. The options vested upon issuance.  The Company recognized stock-based compensation expense of $136,742 equivalent to the fair market value of the options granted.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	218.67% - 223.86%
Risk-free interest rate	2.04% - 3.12%
Expected term	3.5 - 4.75 years

Digerati recognized approximately $754,768 and $20,505 in stock based compensation expense to employees and consultants during the nine months ended April 30, 2011 and 2010, respectively.  Unamortized compensation cost totaled $83,625 and $5,784 at April 30, 2011 and April 30, 2010, respectively.

As of April 30, 2011, Digerati had 12,429,000 outstanding options with a weighted average exercise price of $0.045, a weighted average remaining term of 5.27 years and an intrinsic value of $534,535.

As of April 30, 2011, Digerati had outstanding warrants totaling 425,000 with a weighted average exercise price of $0.18, a weighted average remaining term of 3.84 years and an intrinsic value of zero.

NOTE 4 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding.  During the nine months ended April 30, 2011 and 2010, we contributed $380,892 and $0, respectively.

NOTE 5 – SUBSEQUENT EVENTS

On May 10, 2011, Digerati entered into a $200,000 promissory note with ATVF II LLC., with a maturity date of May 10, 2013. The promissory note bears an annual interest rate of 16% during the first year and an annual interest rate of 18% during the second year.

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

The following is a discussion of the consolidated financial condition and results of operations of Digerati for the three and nine months ended April 30, 2011 and 2010.  It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.  For purposes of the following discussion, fiscal 2011 or 2011 refers to the year ended July 31, 2011 and fiscal 2010 or 2010 refers to the year ended July 31, 2010.

General

We are an established cloud telephony service provider meeting the global communication needs of businesses that are seeking simple, flexible, and cost effective solutions. Unlike legacy phone systems, our telephony services are delivered Only in the Cloud...TM, or over the Internet, making service available to customers from anywhere Internet access is available. Our cloud-based telephony technology makes traditional phone systems a thing of the past by eliminating the need for costly and complex premise-based phone systems and delivering big business features at significant savings. Over the last 15 years, we have built a carrier grade network with a global footprint that allows us to deliver our Only in the Cloud…TM telephony services to virtually every region of the world.

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three and nine months ended April 30, 2011 and 2010.  All dollar amounts are in thousands.

	Three months ended April 30,				Nine months ended April 30,
	2011	2010	Variances	%	2011	2010	Variances	%
OPERATING REVENUES:
Global VoIP services	$3,423	$6,550	$(3,127)	-48%	$11,470	$16,413	$(4,943)	-30%
Cloud-based hosted services	74	24	50	208%	192	43	149	347%

Total operating revenues	3,497	6,574	(3,077)	-47%	11,662	16,456	(4,794)	-29%

Cost of services (exclusive of depreciation and amortization, shown below)	3,208	6,089	(2,881)	-47%	10,660	15,309	(4,649)	-30%
GROSS MARGIN	289	485	(196)	-40%	1,002	1,147	(145)	-13%

Selling, general and administrative expense (exclusive of legal and professional fees)	762	368	394	107%	1,763	1,094	669	61%
Legal and professional fees	106	52	54	104%	240	191	49	26%
Bad debt	-	-	-	-	40	-	40	100%
Depreciation and amortization expense	26	44	(18)	-41%	77	131	(54)	-41%
OPERATING PROFIT (LOSS)	(605)	21	(626)	-2981%	(1,118)	(269)	(849)	316%

OTHER INCOME (EXPENSE):
Loss on debt extinguishment	-	-	-	-	(100)	-	(100)	100%
Gain on forgiveness of accrued interest	-	-	-	-	92	-	92	100%
Interest expense	(49)	(34)	(15)	44%	(147)	(116)	(31)	27%
Total other expense, net	(49)	(34)	(15)	44%	(155)	(116)	(39)	34%

NET LOSS	$(654)	$(13)	$(641)	4931%	$(1,273)	$(385)	$(888)	231%

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-	-	24	(24)	-100%

NET LOSS ATTRIBUTABLE TO DIGERATI TECHNOLOGIES, INC.	$(654)	$(13)	$(641)	4931%	$(1,273)	$(361)	$(912)	253%

Three Months ended April 30, 2011 Compared to Three Months ended April 30, 2010

Global VoIP Services. Global VoIP services revenue decreased by $3,127,000, or 48%, from the quarter ended April 30, 2010 to the quarter ended April 30, 2011.  VoIP minutes carried by our network decreased by 22% from approximately 129,668,211 minutes of voice traffic during the quarter ended April 30, 2010 to approximately 100,505,254 minutes of voice traffic during the quarter ended April 30, 2011.  Our average revenue per minute decreased from $0.050 during the quarter ended April 30, 2010 to $0.034 for the quarter ended April 30, 2011. The decrease in revenue and the average revenue per minute is attributable primarily to the price pressure in our industry due to a reduction of international termination.

Cloud-based Hosted Services. Cloud-based hosted services revenue increased by $50,000, or 208%, from the quarter ended April 30, 2010 to the quarter ended April 30, 2011. The increase in revenue between periods is primarily attributed to the increase in customers that are generating significant monthly recurring hosted services revenue. Cloud-based hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $2,881,000 or 47%, from the quarter ended April 30, 2010 to the quarter ended April 30, 2011.  The decrease in cost of services is a direct correlation to the decrease in Global VoIP services revenue.  Cost of services, as a percentage of revenue decreased by 0.89 % between periods, from 92.62% of revenue during the quarter ended April 30, 2010 to 91.74% of revenue during the quarter ended April 30, 2011.  The decrease in cost of services as a percentage of revenue was due to the decrease in costs from our vendors realized during the quarter ended April 30, 2011.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses increased by $394,000, or 107%, from the quarter ended April 30, 2010 to the quarter ended April 30, 2011.  The increase in SG&A is primarily attributed to the recognition of $399,000 in non-cash expense related to a consulting agreement with various individuals for investor relations services and stock grants as contribution to the company sponsored 401K profit sharing plan.

Legal and professional fees. Legal and professional fees increased by $54,000, or 104%, from the quarter ended April 30, 2010 to the quarter ended April 30, 2011.  The increase is attributable to the increase in legal fees associated with our rebranding strategy and various SEC filings.

Depreciation and amortization. Depreciation and amortization decreased by $18,000 or 41%, from the quarter ended April 30, 2010 to the quarter ended April 30, 2011.  The decrease is attributed to the decline in depreciation on assets that had reached their useful life; as a result the assets were no longer required to be depreciated during the three months ended April 30, 2011.

Operating profit (loss). The Company reported an operating loss of $605,000 for the three months ended April 30, 2011 compared to an operating profit of $21,000 for the three months end April 30, 2010.  The increase in operating loss is primarily attributed to the decrease in margin of $196,000 between periods and the increase in SG&A of $394,000 primarily attributed to the recognition of $399,000 in non-cash expense related to a consulting agreement with various individuals for investor relations services and stock grants as contribution to the company sponsored 401K profit sharing plan.

Other income (expense). Other expenses increased by $15,000, or 44% from the quarter ended April 30, 2010 to the quarter ended April 30, 2011. The primary reason for the increase in other expenses is attributed to the increase in interest expense between periods associated to the additional interest incurred for the additional financings secured during the quarter ended April 30, 2011.

Net Loss Attributable to Digerati Technologies, Inc. Net loss attributable to Digerati's shareholders increased by $641,000 from the quarter ended April 30, 2010 to the quarter ended April 30, 2011.  The increase in net loss is primarily attributed to the decrease in margin of $196,000 between periods and the increase in SG&A of $394,000 primarily attributed to the recognition of $399,000 in non-cash expense related to a consulting agreement with various individuals for investor relations services and stock grants as contribution to the company sponsored 401K profit sharing plan.

Nine Months ended April 30, 2011 Compared to Nine Months ended April 30, 2010

Global VoIP Services.  Global VoIP services revenue decreased by $4,943,000, or 30%, from the nine months ended April 30, 2010 to the nine months ended April 30, 2011.  Global VoIP minutes carried by our network decreased by 17% from approximately 414,714,613 minutes of voice traffic during the nine months ended April 30, 2010 to approximately 344,378,735 minutes of voice traffic during the nine months ended April 30, 2011.  Our average revenue per minute decreased from $0.039 during the nine months ended April 30, 2010 to $0.033 for the nine months ended April 30, 2011. The decrease in revenue and the average revenue per minute is attributable primarily to the price pressure in our industry due to a reduction of international termination.

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $149,000, or 347%, from the nine months ended April 30, 2010 to the nine months ended April 30, 2011. The increase in revenue between periods is primarily attributed to the increase in customers that are generating significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization).  The consolidated cost of services decreased by $4,649,000, or 30%, from the nine months ended April 30, 2010 to the nine months ended April 30, 2011.  The decrease in cost of services is a direct correlation to the decrease in Global VoIP services revenue.  Cost of services, as a percentage of revenue decreased by 1.62% between periods, from 93.03% of revenue during the nine months ended April 30, 2010 to 91.41% of revenue during the nine months ended April 30, 2011.  The decrease in cost of services as a percentage of revenue was due to the decrease in costs from our vendors realized during the period ended April 30, 2011.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses increased by $669,000, or 61%, from the nine months ended April 30, 2010 to the nine months ended April 30, 2011.  The increase in SG&A is primarily attributed to the recognition of $755,000 in non-cash compensation expense to employees and consultants during the nine months ended April 30, 2011, we only recognized $21,000 in non-cash compensation expense to employees and consultants during the nine months ended April 30, 2010.

Legal and professional fees.  Legal and professional fees increased by $49,000, or 26%, from the nine months ended April 30, 2010 to the nine months ended April 30, 2011.  The increase is attributable to the increase in legal fees associated with our rebranding strategy and various SEC filings.

Bad debt. Bad debt increased by $40,000, or 100%, from the nine months ended April 30, 2010 to the nine months ended April 30, 2011. The increase is attributable to the increase in bad debt expense for certain accounts receivable we deemed we were unlikely to collect. We did not recognize any bad debt expense during the nine months ended April 30, 2010.

Depreciation and amortization.  Depreciation and amortization decreased by $54,000 or 41%, from the nine months ended April 30, 2010 to the nine months ended April 30, 2011.  The decrease is attributed to the decline in depreciation on assets that had reached their useful life; as a result the assets were no longer required to be depreciated during the nine months ended April 30, 2011.

Operating loss.  The Company reported an operating loss of $1,118,000 for the nine months ended April 30, 2011 compared to an operating loss of $269,000 for the nine months end April 30, 2010. The increase in operating loss is primarily attributed to the recognition of $755,000 in non-cash compensation expense to employees and consultants during the nine months ended April 30, 2011 (we only recognized $21,000 of non-cash compensation expense to employees during the nine months ended April 30, 2010), and the recognition of $40,000 of bad debt expense during the nine months ended April 30, 2011; during the nine months ended April 30, 2010 we did not recognize any bad debt expense.

Other income (expense).  Other expenses increased by $39,000, or 34% from the nine months ended April  30, 2010 to the nine months ended April 30, 2011.  The primary reason for the increase in other expenses is attributed to the recognition of $100,000 in loss on debt extinguishment related to the debt settlement agreement with Recap Marketing, in which Digerati issued 5,000,000 common shares with a value of $200,000 to settle $100,000 of debt acquired from Alfonso Torres; the difference between the market value of the common shares issued and the debt was recognized as a loss. Additionally, during the nine months ended April 30, 2011 the Company recognized a gain on forgiveness of accrued interest of $92,000 related to the interest waiver agreement entered with Alfonso Torres.  Furthermore, Digerati recognized an increase in interest expense between periods associated to the additional interest incurred for the additional financings secured during the nine months ended April 30, 2011.

Net Loss Attributable to Noncontrolling Interest.  Loss attributed to noncontrolling interest improved by $24,000, or 100%, from the nine months ended April 30, 2010 to the nine months ended April 30, 2011. During the nine months ended April 30, 2010, we recognized $24,000 associated to the losses incurred in Fiesta and Telefamilia, however, during the nine months ended April 30, 2011 we did not incur any losses related to Fiesta and Telefamilia, since the related investment has been written off.

Net Loss Attributable to Digerati Technologies, Inc. Net loss attributable to Digerati's shareholders increased by $912,000 or 253%, from the nine months ended April 30, 2010 to the nine months ended April 30, 2011.  The increase in net loss is primarily attributed to the recognition of $755,000 in non-cash compensation expense to employees and consultants during the nine months ended April 30, 2011 (we only recognized $21,000 of non-cash compensation expense to employees during the nine months ended April 30, 2010), and the recognition of $40,000 of bad debt expense during the nine months ended April 30, 2011; during the nine months ended April 30, 2010 we did not recognize any bad debt expense.

Liquidity and Capital Resources

Cash Position:  We had a cash balance of $18,000 as of April 30, 2011. Net cash consumed by operating activities during the nine months ended April 30, 2011 was approximately $379,000. Investing activities during the nine months ended April 30, 2011 consumed $18,000, consisting of the acquisition of various servers and computers.  Financing activities during the nine months ended April 30, 2011 provided $342,000 in cash.  We received proceeds of $897,000 from various promissory notes during the nine months ended April 30, 2011. The cash consumed during the period is associated with the debt principal payments of $407,000 related to various notes payable, the acquisition of a put option on certain warrants for $75,000 and the payment of financing fees on the Thermo Credit note of $73,000. Overall, our net operating, investing and financing activities during the nine months ended April 30, 2011 consumed $55,000 of our available cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations.  On August 2, 2010, we entered into a $750,000 revolving credit facility with Thermo Credit to finance our expected growth during the year ending July 31, 2011. In addition, during the nine months ended April 30, 2011 we received $400,000 from Texas Ventures under two 24 month promissory notes. On May 10, 2011, we received $200,000 from ATVF II under a 24 month promissory note.

Our current cash expenses are expected to be approximately $157,000 per month, including wages, rent, utilities, corporate professional fees and debt service. We are currently using $97,000 in cash generated from operations of our available cash to cover all monthly cash outflows.  We anticipate that the $200,000 received from ATVF on May 1, 2011 under a 24 month promissory note, the $750,000 revolving credit facility with Thermo Credit, combined with our ability to raise additional cash from our funding sources and expected net cash flow generated from future operations, will be sufficient to fund our operations and capital asset expenditures for the next twelve months.

Our working capital deficit was $454,000 as of April 30, 2011.  This represents an improvement of $136,000 from our working capital deficit at July 31, 2010 of $590,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

NONE

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

The following documents are filed as exhibits to this report.

Number	Description

10.1	Promissory note payable and security agreement with ATVF II, LP., dated May 10, 2011 in the principal amount of $200,000.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: June 13, 2011	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer

Date: June 13, 2011	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Sr. VP of Finance & Corporate Controller
(Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.1	Promissory note payable and security agreement with ATVF II, LP., dated May 10, 2011 in the principal amount of $200,000.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.