Form 10-K
period 2011-07-31
Digerati Technologies, Inc.
filed 2011-10-31
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $3,294,118 based on the closing price of $0.05 per share on January 31, 2011, as reported on the over-the-counter bulletin board.

There were 65,882,410 shares of issuer’s Common Stock outstanding as of October 28, 2011.

PART I

ITEM 1.           BUSINESS.

Overview

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

History

Digerati Technologies, Inc., a Nevada corporation, was formed in 2004 as the successor to the business originally incorporated in 1994 as a Canadian holding company, Latcomm International, Inc., with a Texas operating subsidiary, Latin America Telecomm, Inc.  We operate through our wholly owned subsidiary, Digerati Networks, Inc. Digerati is a premier global VoIP carrier providing international communication services that consist primarily of transporting voice traffic across the world via the Internet.  Additionally, we own 49% of ATSI Comunicaciones S.A de C.V. (ATSICOM), a Mexican corporation that holds a 30-year concession allowing for the sale of voice and data services, long distance transport, and the operation of a telecommunications network in Mexico.

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

By using the public Internet, VoIP providers like Digerati are able to avoid direct payment for transport of communications, instead paying for large “pipes” into the public Internet, billed by bandwidth rather than usage, which transmits calls to a distant gateway.  The Internet, which has its origins in programs devised by the Department of Defense to provide multiple routes and therefore redundancy which was largely immune from the failure of a single network element, provides great redundancy and can be “self healing” in the event of an outage in a particular network element or transmission path.  Moreover, adding an additional entry or exit point (a Point of Presence or “PoP”) does not require any expensive or time consuming reconfiguration or reprogramming of existing network elements.  The new element is simply installed with a specific IP address and it can send or receive information to or from any other IP address on the Internet.

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

Employees

As of July 31, 2011, we had 10 employees, all of whom performed operational, technical and administrative functions.  We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees.  We consider our employee relations to be good.  None of these aforementioned employees belong to labor unions.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2.                PROPERTIES.

Our executive office is located at 3201 Cherry Ridge, Building C, Suite 300, San Antonio, Texas, in leased space consisting of 3,618 square feet.  The lease for this facility will expire on November 15, 2011.  We pay annual rent of $55,240.  We believe that our leased facilities are suitable and adequate for their intended use.

ITEM 3.                LEGAL PROCEEDINGS.

Not Applicable

ITEM 4.                (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board under the symbol “DTGI”.  The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years, as reported by Bloomberg, LP.  Price quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2010	Low	High
First Quarter	$0.03	$0.05
Second Quarter	$0.03	$0.05
Third Quarter	$0.03	$0.07
Fourth Quarter	$0.03	$0.05

Fiscal 2011	Low	High
First Quarter	$0.02	$0.04
Second Quarter	$0.03	$0.05
Third Quarter	$0.05	$0.12
Fourth Quarter	$0.04	$0.09

Holders

As of October 15, 2011 we had approximately 6,512 common stockholders.

Dividends

We have not paid cash dividends on our common stock because we have not generated sufficient earnings.  We do not anticipate paying a dividend in the future and expect to use all available earnings to provide funds for growth of our business.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2011:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	N/A	-0-

Equity Compensation Plans not approved by security holders	11,924,000	$.05	6,001,000

Total	11,924,000	$.05	6,001,000

The material features of each equity compensation plan are described in Note 7 of the Notes to the Financial Statements.

ITEM 6.                SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following is a discussion of the consolidated financial condition and results of operations of Digerati Technologies, Inc., for the fiscal years ended July 31, 2011 and 2010.  It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K.  For purposes of the following discussion, fiscal 2011 or 2011 refers to the year ended July 31, 2011 and fiscal 2010 or 2010 refers to the year ended July 31, 2010.

Sources of revenue and direct cost

Sources of revenue:

Global VoIP Services:  We currently provide VoIP communication services to U.S. and foreign telecommunications companies that lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America.  Typically, these telecommunications companies offer their services to the public for domestic and international long distance services

Cloud-based hosted Services:  We provide enhanced VoIP services to resellers and enterprise customers.  The service include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple customized IP/PBX features in a hosted environment for specialized applications.

Direct Costs:

Global VoIP Services: We incur transmission and termination charges from our suppliers and the providers of the infrastructure and network.  The cost is based on rate per minute, volume of minutes transported and terminated through the network.  Additionally, we incur fixed Internet bandwidth charges and per minute billing charges.  In some cases we incur installation charges from certain carriers.  These installation costs are passed on to our customers for the connection to our VoIP network.

Cloud-based hosted Services:  We incur bandwidth and co-location charges in connection with enhanced VoIP Services.  The bandwidth charges are incurred as part of the connection between our customers to allow them access to our services.

Results of Operations

The following table sets forth certain items included in our results of operations in thousands of dollars amounts and variances between periods for the years ended July 31, 2011 and 2010.

Year Ended July 31, 2011 Compared to Year ended July 31, 2010

	Years ended July 31,
	2011	2010	Variances	%
OPERATING REVENUES:
Global VoIP services	$14,970	$20,873	$(5,903)	-28%
Cloud-based hosted services	257	66	191	289%

Total operating revenues	15,227	20,939	(5,712)	-27%

Cost of services (exclusive of depreciation and amortization, shown below)	14,061	19,379	(5,318)	-27%
GROSS MARGIN	1,166	1,560	(394)	-25%

Selling, general and administrative expense (exclusive of legal and professional fees)	2,146	1,398	748	54%
Legal and professional fees	304	272	32	12%
Bad debt	40	-	40	100%
Depreciation and amortization expense	100	165	(65)	-39%
OPERATING PROFIT (LOSS)	(1,424)	(275)	(1,149)	418%

OTHER INCOME (EXPENSE):
Loss on debt extinguishment	(100)	-	(100)	100%
Gain on forgiveness of accrued interest	92	-	92	100%
Interest expense	(205)	(144)	(61)	42%
Total other expense, net	(213)	(144)	(69)	48%

NET LOSS	$(1,637)	$(419)	$(1,218)	291%

Global VoIP Services.  Global VoIP services revenue decreased by $5,903,000, or 28%, from the year ended  July 31, 2010 to the year ended July 31, 2011.  Global VoIP minutes carried by our network decreased by 19% from approximately 510,317,281 minutes of voice traffic during the year ended July 31, 2010 to approximately 414,767,375 minutes of voice traffic during the year ended July 31, 2011.  Our average revenue per minute decreased from $0.0408 during the year ended July 31, 2010 to $0.0361 for the year ended July 31, 2011. The decrease in revenue and the average revenue per minute is attributable primarily to the price pressure in our industry due to a reduction of international termination.

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $191,000, or 289%, from the year ended July 31, 2010 to the year ended July 31, 2011. The increase in revenue between periods is primarily attributed to the increase in customers that are generating significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization).  The consolidated cost of services decreased by $5,318,000, or 27%, from the year ended July 31, 2010 to the year ended July 31, 2011.  The decrease in cost of services is a direct correlation to the decrease in Global VoIP services revenue.  Cost of services, as a percentage of revenue decreased by .23% between periods, from 92.55% of revenue during the year ended July 31, 2010 to 92.32% of revenue during the year ended July 31, 2011.  The decrease in cost of services as a percentage of revenue was due to the decrease in costs from our vendors realized during the period ended July 31, 2011.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses increased by $748,000, or 54%, from the year ended July 31, 2010 to the year ended July 31, 2011.  The increase in SG&A is primarily attributed to the recognition of $767,000 in non-cash compensation expense to employees and consultants during the year ended July 31, 2011, we only recognized $22,000 in non-cash compensation expense to employees and consultants during the year ended July 31, 2010.

Legal and professional fees.  Legal and professional fees increased by $32,000, or 12%, from the year ended July 31, 2010 to the year ended July 31, 2011.  The increase is attributable to the increase in legal fees associated with our re-branding strategy and various SEC filings.

Bad debt. Bad debt increased by $40,000, or 100%, from the year ended July 31, 2010 to the year ended July 31, 2011. The increase is attributable to the increase in bad debt expense for certain accounts receivable we deemed we were unlikely to collect. We did not recognize any bad debt expense during the year ended July 31, 2010.

Depreciation and amortization.  Depreciation and amortization decreased by $65,000 or 39%, from the year ended July 31, 2010 to the year ended July 31, 2011.  The decrease is attributed to the decline in depreciation on assets that had reached their useful life; as a result the assets were no longer required to be depreciated during the year ended July 31, 2011.

Operating loss.  The Company reported an operating loss of $1,424,000 for the year ended July 31, 2011 compared to an operating loss of $275,000 for the year ended July 31, 2010. The increase in operating loss is primarily attributed to the recognition of $767,000 in non-cash compensation expense to employees and consultants during the year ended July 31, 2011 (we only recognized $22,000 of non-cash compensation expense to employees during the year ended July 31, 2010), and the recognition of $40,000 of bad debt expense during the year ended July 31, 2011; during the year ended July 31, 2010 we did not recognize any bad debt expense.

Other income (expense).  Other expenses increased by $69,000, or 48% from the year ended July 31, 2010 to the year ended July 31, 2011.  The primary reason for the increase in other expenses is attributed to the recognition of $100,000 in loss on debt extinguishment related to the debt settlement agreement with Recap Marketing, in which Digerati issued 5,000,000 common shares with a value of $200,000 to settle $100,000 of debt acquired from Alfonso Torres; the difference between the market value of the common shares issued and the debt was recognized as a loss. Additionally, during the year ended July 31, 2011 the Company recognized a gain on forgiveness of accrued interest of $92,000 related to the interest waiver agreement entered with Alfonso Torres.  Furthermore, Digerati recognized an increase in interest expense between periods associated to the additional interest incurred for the additional financings secured during the year ended July 31, 2011.

Net Loss. Net loss increased by $1,218,000 or 291%, from the year ended July 31, 2010 to the year ended July 31, 2011.  The increase in net loss is primarily attributed to the recognition of $767,000 in non-cash compensation expense to employees and consultants during the year ended July 31, 2011 (we only recognized $22,000 of non-cash compensation expense to employees during the year ended July 31, 2010), and the recognition of $40,000 of bad debt expense during the year ended July  31, 2011; during the year ended July 31, 2010 we did not recognize any bad debt expense.

Liquidity and Capital Resources

Cash Position:  We had a cash balance of $60,000 as of July 31, 2011. Net cash consumed by operating activities during the year ended July 31, 2011 was approximately $402,000. Investing activities during the year ended July 31, 2011 consumed $21,000, consisting of the acquisition of various servers and computers.  Financing activities during the year ended July 31, 2011 provided $410,000 in cash.  We received proceeds of $1,097,000 from various promissory notes during the year ended July 31, 2011. The cash consumed during the period is associated with the debt principal payments of $539,000 related to various notes payable, the acquisition of a put option on certain warrants for $75,000 and the payment of financing fees on the Thermo Credit note of $73,000. Overall, our net operating, investing and financing activities during the year ended July 31, 2011 consumed $13,000 of our available cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations.  On August 2, 2010, we entered into a $750,000 revolving credit facility with Thermo Credit to finance our expected growth during the year ending July 31, 2011 and 2012. In addition, during the year ended July 31, 2011 we received $600,000 from Texas Ventures under three 24 month promissory notes.

Our current cash expenses are expected to be approximately $110,000 per month, including wages, rent, utilities, corporate professional fees and debt service. We are currently using $97,000 in cash generated from operations of our available cash to cover all monthly cash outflows.   As described elsewhere herein, we do not have sufficient funds to pay our ongoing operating expenses, or to pay our current liabilities which are approximately $1,788,000. We also need approximately $250,000 of additional working capital to fund our ongoing operations.  However, we have accumulated a deficit of approximately $75,957,000 and a working capital deficit of approximately $1,098,000, which raises substantial doubt about the Company’s ability to continue as a going concern.

On October 11, 2011, we entered into a nine month convertible promissory note with Asher Enterprise, Inc. for $50,000, the funds secured will be utilized to cover any cash short falls from operations. We will continue to work with Asher Enterprise and other funding sources to secure additional debt and equity financings. However, we cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Critical Accounting Policies

Revenue Recognition.  We derive our revenue from Global VoIP Services. Revenue is recognized when persuasive evidence of an arrangement exists, service or network capacity has been provided, the price is fixed or determinable, collectibles is reasonably assured and there are no significant obligations remaining.

We record and report our revenue on the gross amount billed to our customers in accordance with the following “gross indicators”:

•	Digerati is the primary obligor in its arrangements,
•	Digerati has latitude in establishing pricing,
•	Digerati changes the product or performs part of the service and is involved in the determination of the product or service specifications,
•	Digerati has discretion in supplier selection; and
•	Digerati assumes credit risk for the amount billed to the customer

We recognize revenue from Global VoIP Services in the period the service is provided, net of revenue reserves for potential billing credits.  Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call.  Digerati recognizes Cloud-based Enhanced Services revenue during the period the services are provided.

Stock-based Compensation. We account for share-based compensation in accordance with provisions on share-based payments which require measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model.  We use the following key assumptions in determining the fair market value of its options:
	For the Years Ended July 31,
	2011	2010
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	218.67%-223.86%	0.00%
Risk-free interest rate	2.04%-3.12%	0.00%
Expected life of options	3.5-4.75 years	N/A

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Digerati Technologies, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Digerati Technologies, Inc. and its subsidiaries (collectively, “Digerati”) as of July 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of Digerati's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Digerati is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Digerati's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digerati Technologies, Inc. and its subsidiaries as of July 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Digerati will continue as a going concern. As discussed in Note 2 to the financial statements, Digerati suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

October 31, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 31,	July 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60	$73
Accounts receivable, net of allowance for bad debt of $0 and $10, respectively	562	526
Prepaid and other current assets	68	48
Total current assets	690	647

LONG-TERM ASSETS:
Deferred financing fees	34	-
Intangible assets, net of accumulated amortization of $46 and $31, respectively	104	119

Property and equipment	877	856
Less - accumulated depreciation	(812)	(727)
Net property and equipment	65	129

Total assets	$893	$895

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$841	$637
Accrued liabilities	143	106
Current portion of long term debt, net of unamortized discount of $0	794	409
Derivative liability	10	85
Total current liabilities	1,788	1,237

LONG-TERM LIABILITIES:
Long term debt, net of current portion	647	639
Customer deposits	125	16
Total long-term liabilities	772	655

Total liabilities	2,560	1,892

STOCKHOLDERS' DEFICIT:
Preferred stock, 16,063,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 65,882,410 and 45,504,120 shares
issued and outstanding, respectively	66	46
Additional paid in capital	74,223	73,276
Accumulated deficit	(75,957)	(74,320)
Other comprehensive income	1	1
Total stockholders' deficit	(1,667)	(997)
Total liabilities and stockholders' deficit	$893	$895

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended July 31,
	2011	2010
OPERATING REVENUES:
Global VoIP services	$14,970	$20,873
Cloud-based hosted services	257	66

Total operating revenues	15,227	20,939

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	14,061	19,379
Selling, general and administrative expense (exclusive of legal and professional fees)	2,146	1,398
Legal and professional fees	304	272
Bad debt	40	-
Depreciation and amortization expense	100	165
Total operating expenses	16,651	21,214

OPERATING INCOME (LOSS)	(1,424)	(275)

OTHER INCOME (EXPENSE):
Loss on debt extinguishment	(100)	-
Gain on forgiveness of accrued interest	92	-
Interest expense	(205)	(144)
Total other expense	(213)	(144)

NET LOSS	$(1,637)	$(419)

LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	57,934,037	45,504,120

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICITFOR THE YEARS ENDED JULY 31, 2011 AND 2010
(In thousands, except share amounts)

			Additional		Other
	Common		Paid-in	Accumulated	Comprehensive
	Shares	Par	Capital	Deficit	Income	Totals
BALANCE, July 31, 2009	45,504,120	$46	$73,253	$(73,901)	$1	$(601)
Stock option expense	-	-	23	-	-	23
Net loss	-	-	-	(419)	-	(419)
BALANCE, July 31, 2010	45,504,120	$46	$73,276	$(74,320)	$1	$(997)
Stock option expense	-	-	197	-	-	197
Stock issued for settlement of debt	5,000,000	5	195	-	-	200
Stock issued for services	15,378,290	15	555	-	-	570
Net loss	-	-	-	(1,637)	-	(1,637)
BALANCE, July 31, 2011	65,882,410	$66	$74,223	$(75,957)	$1	$(1,667)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Years ended July 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,637)	$(419)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on debt extinguishment	100	-
Gain on forgiveness of accrued interest	(92)	-
Depreciation and amortization	100	165
Write-off accounts receivables	40	-
Amortization of deferred financing fees	36	-
Issuance of stock grants and options for services	767	23
Amortization of debt discount	1	32
Changes in operating assets and liabilities:
Accounts receivable	(77)	(189)
Prepaid expenses and other current assets	(17)	29
Accounts payable	204	52
Accrued liabilities	64	6
Customer deposits	109	-
Net cash used in operating activities	(402)	(301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	-	325
Purchases of property & equipment	(21)	(62)
Net cash (used in) provided by investing activities	(21)	263

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing fees	(73)	-
Payments on debt	(539)	(775)
Proceeds from debt	1,097	250
Acquisition of put option on warrants	(75)	-
Principal payments on capital lease obligation	-	(1)
Net cash provided by (used in) financing activities	410	(526)

DECREASE IN CASH AND CASH EQUIVALENTS	(13)	(564)
CASH AND CASH EQUIVALENTS, beginning of period	73	637

CASH AND CASH EQUIVALENTS, end of period	$60	$73

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$152	$86

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Stock issued for settlement of debt	$200	$-

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Digerati Technologies, Inc. (“we”, “our”, the “Company”, “Digerati”) was incorporated in the state of Nevada on May 24, 2004. Digerati is an established cloud telephony service provider meeting the global communication needs of businesses. Unlike legacy phone systems, our telephony services are delivered Only in the Cloud...TM, or over the Internet, making service available to customers from anywhere internet access is available.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company, and its subsidiaries, which are either majority owned or controlled by the Company. In accordance with ASC 810-10-05 which sets out the guidance on consolidation of variable interest entities, the Company identifies entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE") and determines when and which business enterprise, if any, should consolidate the VIE. In addition, the Company discloses information pertaining to such entities wherein the Company is the primary beneficiary or other entities wherein the Company has a significant variable interest. All significant inter-company transactions and balances have been eliminated.

Reclassifications. Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of operations. Actual results could differ from those estimates.

Concentration of Credit Risk. Financial instruments that potentially subject Digerati to concentration of credit risk consist primarily of trade receivables. In the normal course of business, Digerati provides credit terms to its customers. Accordingly, Digerati performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. Digerati maintains cash in bank deposits accounts, which, at times, may exceed federally insured limits. Digerati has not experienced any losses in such accounts and Digerati does not believe it's exposed to any significant credit risk on cash and cash equivalents.

Revenue Recognition. Digerati derives revenue from two product offerings Global VoIP Services and Cloud-based Hosted Services. Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided, the price is fixed or determinable, collectibility is reasonably assured and there are no significant obligations remaining.
Digerati records and reports its revenue on the gross amount billed to its customers in accordance with the following indicators:

•	Digerati is the primary obligor in its arrangements,
•	Digerati has latitude in establishing pricing,
•	Digerati changes the product or performs part of the service and is involved in the determination of the product or service specifications,
•	Digerati has discretion in supplier selection and
•	Digerati assumes credit risk for the amount billed to the customer.

Sources of revenue:

Global VoIP Services: We currently provide VoIP communication services to U.S. and foreign telecommunications companies that lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically, these telecommunications companies offer their services to the public for domestic and international long distance services

Cloud-based hosted Services: We provide enhanced VoIP services to resellers and enterprise customers. The service include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple customized IP/PBX features in a hosted environment for specialized applications.

 Cost of Services:

Global VoIP Services: We incur transmission and termination charges from our suppliers and the providers of the infrastructure and network. The cost is based on rate per minute, volume of minutes transported and terminated through the network. Additionally, we incur fixed Internet bandwidth charges and per minute billing charges. In some cases we incur installation charges from certain carriers. These installation costs are passed on to our customers for the connection to our VoIP network.
Cloud-based hosted Services: We incur bandwidth and co-location charges in connection with enhanced VoIP Services. The bandwidth charges are incurred as part of the connection between our customers to allow them access to our services.

Cash and cash equivalents. The Company considers all bank deposits and highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2011 and 2010, Digerati's allowance for doubtful accounts balance was approximately $0 and $10,000, respectively.

Investment in unconsolidated subsidiaries.

ATSI Comunicaciones S.A de C.V., (ATSICOM)

On May 22, 2003 Digerati sold 51% of its interest in ATSI Comunicaciones S.A de C.V., (ATSICOM) As of July 31, 2008, Digerati has a 49% interest in the profits and equity of ATSICOM, a Mexican corporation engaged in providing telecommunication services. During fiscal 2003, Digerati recorded the investment in the unconsolidated subsidiary in conformity with the equity method of accounting. During the year ended July 31, 2004, Digerati determined that the estimated future cash flows expected from the concession license were less than its carrying value. As a result Digerati recorded an impairment loss of approximately $702,000 to reduce the recorded value of the concession license to zero. Although there is no assurance of future value appreciation, from time to time Digerati will conduct a valuation of its investment in the concession license and record the determined value, if any, in its financial statements. As of July 31, 2011, nothing has come to management’s attention that would require Digerati to make any adjustment to its consolidated financial statements.

Property and equipment. Property and equipment is recorded at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are one to five years.

Impairment of Long-Lived Assets. Digerati reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the value of an asset may no longer be appropriate. Digerati assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Derivative financial instruments. Digerati does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, Digerati analyzes its convertible instruments and free-standing instruments such as warrants for derivative liability accounting.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, Digerati uses the Black-Scholes option-pricing model to value the derivative instruments.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is probable within the next 12 months from the balance sheet date. As of July 31, 2011 and 2010, Digerati has derivative instruments related to warrants issued with debt (see Note 5).

Income taxes. Digerati recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Digerati provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Since January 1, 2007, Digerati accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, Digerati recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of July 31, 2011 and 2010.

Stock-based compensation. Digerati accounts for share-based compensation in accordance with the provisions on share-based payments which require measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended July 31, 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Fair Value of Financial Instruments. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is used which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy based on the three levels of inputs that may be used to measure fair value are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

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

Our derivative liabilities as of July 31, 2011 and 2010 of $10,000 and $85,000, respectively, were valued using Level 3 inputs.
The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2010	$85,000
Settlement of derivative liability	(75,000)
Balance at July 31, 2011	$10,000

Recently issued accounting pronouncements. Digerati does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on Digerati's results of operations, financial position or cash flows.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the year ended July 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $75,957,000 and a working capital deficit of approximately $1,098,000, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance its ability to continue as a going concern. Management has scaled back its operations and reduced operating cost to conserve capital while it secures additional sources of capital to fund its operations. Effective August 15, 2011, the executive officers and employees entered into a salary deferral program for 75% and 15% of their compensation, respectively. In addition, management also reduced it's work force by 25% and its downsizing it office space by 70%.

On October 11, 2011, the Company entered into a nine month convertible promissory note with Asher Enterprise, Inc. for $50,000. The funds secured will be utilized to cover any cash short falls from operations. The Company will continue to work with Asher Enterprise and other funding sources to secure additional debt and equity financings. However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Digerati’s consolidated financial statements as of July 31, 2011 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

During fiscal 2008, Digerati loaned $150,000 to NetSapiens Inc. The note receivable had a maturity date of June 26, 2008 with interest at 8% per year. The note was secured by NetSapiens’ proprietary Starter Platform License and SNAPsolution modules. On June 26, 2008 Digerati converted the outstanding interest and principal balance into a lifetime and perpetual NetSapiens’ License. The License provides Digerati with the ability to offer Hosted PBX (Private Branch eXchange), IP Centrex application, prepaid calling, call center, conferencing, messaging and other innovative telephony functionality necessary to offer standard and/or custom services to the Residential and Enterprise markets. The NetSapiens’ License is being amortized equally over a period of 10 years.

NOTE 4 - PROPERTY AND EQUIPMENT

Following is a summary of Digerati’s property and equipment at July 31, 2011 and 2010 (in thousands):

	Useful lives	2011	2010
Telecom equipment & software	1-5 years	$877	$856
Less: accumulated depreciation		(812)	(727)
Net–property and equipment		$65	$129

For the years ended July 31, 2011 and 2010, depreciation and amortization totaled approximately $100,000 and $165,000, respectively.

NOTE 5 – DEBT

At July 31, 2011 and July 31, 2010, outstanding debt consisted of the following: (In thousands, except per share amounts).

Outstanding debt consisted of the following: (In thousands)

	July 31,	July 31,
	2011	2010

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured.	$370	$537

Note payable to ATVF, Scott Crist, Roderick Ciaccio & Vencore Solutions, payable in monthly installments, bearing interest at 10.00% per annum, matured on September 10, 2010, collateralized by Digerat's accounts receivables (other than accounts factored with Wells Fargo), $100,000 certificate of deposit with Wells Fargo and Digerati's ownership in ATSICOM. Additionally, issued 425,000 warrants to the note holders, at an exercise price per warrant of $0.19. The warrants have the following “Put” and “Call” rights: Put right. From and after the second anniversary of the notes payable, the holder shall have the right to request from Digerati, upon five (5) business days prior notice, to acquire from the holders the warrants at a price $0.39 per warrant. Call right. At any time any warrants are outstanding, if the last sale price of Digerati's common stock is greater than $.80 per share for ten (10) consecutive trading days, Digerati shall be entitled to require the purchaser to exercise the warrants and pay the exercise price upon five (5) business days written notice. Net of unamortized discount of $0 and $1, respectively
	-	133

Note payable to San Antonio National Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing October 25, 2011, collateralized by Digerati's assets.	39	189

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing November 10, 2011, collateralized by Digerati's assets.	18	69

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing January 10, 2012, collateralized by Digerati's assets.	27	77

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing March 10, 2012, collateralized by Digerati's assets.	18	43

Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati's assets.	131	-

Note payable to Recap Marketing & Consulting LLP, bearing interest at 3% per annum, maturing October 1, 2010. If the note is not extinguished by the maturity date, the note may be converted to Digerati's common stock at a rate per share mutually agreeable by the parties, however, if converted; the company will issue no more than 1,666,666 common shares.	20	-

Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by Digerati's assets.	154	-

Note payable to ATVF II payable in monthly installments, bearing interest at 16% for the first year and 18% during the second year, maturing May 10, 2013, collateralized by Digerati's assets.	187	-

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
	477	-

Total outstanding long-term debt	1,441	1,048
Current portion of long-term debt	(794)	(409)
Long-term debt, net of current portion	$647	$639

Payments on long-term debt of Digerati are due as follows:
		(in thousands)
Fiscal 2012		794
Fiscal 2013		647

Total payments		$1,441

Digerati analyzed the above notes payable and warrants for derivative accounting consideration and determined that the warrants issued to ATVF, Scott Crist, Roderick Ciaccioa & Vencore Solutions qualify as derivative instruments, due to the put right. Digerati estimated the fair market value of the put to be the difference between the potential cash settlement price per share and the exercise price, or approximately $85,000 which is the maximum amount of potential cash settlement by Digerati. Because the maximum cash settlement was greater than the fair value of the warrants, Digerati recorded the maximum cash settlement of $85,000 as a liability. Additionally, Digerati analyzed the rest of the instruments for derivative accounting and determined that liability treatment was not applicable.

On October 12, 2010, three of the warrant holders exercised their put rights and as a result, the Company made payments to the related warrant holders amounting to $75,000 which was charged to derivative liability and resulted in a remaining balance of $10,000 as of July 31, 2011. The Company cancelled the related warrants as a result of the payment made for the put rights.

On December 21, 2010, Alfonso Torres waived the accrued interest on his note up to January 31, 2011. As a result, Digerati recognized a gain on forgiveness of accrued interest for approximately $92,000 during the year ended July 31, 2011.
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

As of July 31, 2011, the Company was in default of its notes with San Antonio National Bank and Thermo Credit, LLC due to its failure to meet certain debt covenant ratios. The Company was able to obtain waivers from the lenders for such defaults.

NOTE 6 - INCOME TAXES

At July 31, 2011, Digerati had a consolidated net operating loss carry-forward (“NOL”) of approximately $19,362,000 expiring in 2020 through 2030. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382 of the Tax Reform Act of 1986.

Digerati conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Digerati's liquidity and equity positions. As of July 31, 2011, Digerati has determined that a valuation allowance is necessary for the entire amount of deferred tax assets.

Deferred tax assets are comprised of the following as of July 31, 2011 and 2010:

	2011	2010
Net operating loss carryover	$6,777,000	$6,479,000
Valuation allowance	(6,777,000)	(6,479,000)
Total deferred tax asset, net	$-	$-

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Digerati leases its office space with monthly payments of $4,367; the lease expires in November 2011. The annual rent expense under the operating lease was $55,240 and $52,398 for 2011 and 2010, respectively. The future minimum lease payment under the operating lease for fiscal year 2012 amount to $13,101.

From time to time the Company is involved in various litigations in the ordinary course of business. The Company’s management believes existing litigations will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

NOTE 8 – EQUITY

During the year ended July 31, 2011 Digerati issued a total of 15,378,290 common shares to employees, directors and consultants for services rendered. See Note 9 for details
NOTE 9 – STOCK -BASED COMPENSATION

In September 2005, Digerati adopted its 2005 stock compensation plan. This plan, as amended, authorizes the grant of up to 30 million warrants, stock options, restricted common shares, non-restricted common shares and other awards to employees, Directors, and certain other persons. The plan is intended to permit Digerati to retain and attract qualified individuals who will contribute to the overall success of Digerati. Digerati’s Board of Directors determines the terms of any grants under the plan. Exercise prices of all warrants, stock options and other awards vary based on the market price of the shares of common stock as of the date of grant. The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest based on the terms of the individual grant.

During the year ended July 31, 2011, Digerati granted:

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

Digerati recognized approximately $767,000 and $22,000 in stock based compensation expense to employees and consultants during the years ended July 31, 2011 and 2010, respectively.  Unamortized compensation cost totaled $44,292 and $2,778 at July 31, 2011 and July 31, 2010, respectively.

A summary of the options as of July 31, 2011 and 2010 and the changes during the years ended July 31, 2011 and 2010 are presented below:

		Weighted-average	Weighted-average
	Options	exercise price	remaining term (years)

Outstanding at July 31, 2009	8,274,000	$0.04	7.0
Granted	-	-	-
Forfeited	(780,000)	0.04	4.0
Outstanding at July 31, 2010	7,494,000	0.04	5.0
Granted	4,935,000	0.05	7.0
Forfeited	(930,000)	0.06	6.9
Outstanding at July 31, 2011	11,499,000	0.04	4.9
Exercisable at July 31, 2011	10,464,000	0.04	4.8

The options  at July 31, 2011 and 2010 have an intrinsic value of $6,300 and $0, respectively.

NOTE 10 – WARRANTS

A summary of the warrants as of July 31, 2011 and 2010 and the changes during the years ended July 31, 2011 and 2010 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2009	800,000	$0.19	5.5
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2010	800,000	0.19	4.5
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(375,000)	0.19	4.5
Outstanding at July 31, 2011	425,000	0.18	3.5
Exercisable at July 31, 2011	425,000	0.18	3.5

The warrants outstanding as of July 31, 2011 and 2010 have an intrinsic value of zero.  Warrants totaling 375,000 were cancelled as a result of the warrant holders exercising their related put rights (see Note 5)

NOTE 11 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding.  During the year ended July 30, 2011 and 2010, we contributed $380,892 and $0, respectively.

NOTE 12 – FINANCIAL CONSOLIDATION OF FIESTA COMMUNICATIONS

On May 1, 2008, Digerati sold all of the outstanding shares of Telefamilia Communications, Inc. to Fiesta Communications, Inc. (“Fiesta”) for 975,000 shares of common stock in Fiesta Communications and $30,000 in cash to be paid through a promissory note in July 2008.  Digerati obtained 975,000 shares Fiesta, which represented 19.5% of Fiesta.  Additionally, on May 1, 2008, Fiesta entered into convertible promissory note with Digerati for $52,984, with a maturity date of May 1, 2011 and an interest rate of 9%.  Under the convertible promissory note, Fiesta agreed to pay twelve (12) equal quarterly payments of $5,088 starting on August 1, 2008 and continuing each quarterly period thereafter until all accrued and unpaid interest has been paid.

On October 31, 2008, Digerati and Fiesta agreed to extend the maturity date on the $30,000 promissory note to April 30, 2009 and all other terms remained the same.  On October 31, 2008, Fiesta entered into a note payable with Digerati for $95,000, with a maturity date of April 30, 2009 and an interest rate of 10%. Additionally, on October 31, 2008, Fiesta paid in full to Digerati a promissory note with a principal balance of $35,000 and $1,467 in accrued interest. During the year ended July 31, 2009, Digerati also advanced additional $80,000 to Fiesta; the promissory note has a maturity date of January 31, 2010 and an interest rate of 8%. This note is secured by Fiesta’s assets, including contracts and intangible assets.

During the year ended July 31, 2009, Digerati reconsidered its investment in Fiesta under the guidance on consolidation of VIE's and concluded that because of the additional funding provided to Fiesta during fiscal 2009, Digerati became the primary beneficiary of Fiesta and absorbed a majority of the losses incurred in Fiesta. During  the year ended July 31, 2009, Digerati financially consolidated Fiesta. All significant inter-company transactions and balances were eliminated.

During the year ended July 31, 2010, Digerati reconsidered its investment with Fiesta and determined that it no longer qualified as a primary beneficiary under the guidance on consolidation of VIE’s subsequent to the first quarter of the year ended July 31, 2010.  Consequently, Fiesta was no longer consolidated with Digerati as of such date and the related investment was written off.

NOTE 13 – MAJOR CUSTOMERS AND MAJOR VENDORS

Digerati generated 12% of its revenues from its top three customers during the year ended July 31, 2011 and 15% of its revenues from its top three customers during the year ended July 31, 2010.  Although the Company believes that in the event of loss of such customers the Company will still be able to generate comparable sales, there can be no assurance concerning such revenues.

Digerati incurred 14% of its cost of revenues from its top three vendors during the year ended July 31, 2011 and 20% percent of its cost of revenues from its top three vendors during the year ended July 31, 2010. The Company believes that there are potential alternative vendors and that it will be necessary to establish relationships with new providers. However, there can be no assurance that the Company can establish such relationships or that they will result in increased revenues.

NOTE 14 - SUBSEQUENT EVENTS

On October 11, 2011, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $50,000. The note has a term of nine months and carries an annual interest rate of 8%, compounded annually. If the note remains unpaid after six months from the issue date, the holder has the option to convert the principal and accrued interest into the Company’s common shares at a conversion price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009. The proceeds from this loan will be used to fund the Company’s working capital requirements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2011.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of July 31, 2011 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Business Experience

The following table contains the name, age of our Directors and executive officers.

Name	Age	Position Held	Held Office Since
Arthur L. Smith	46	President, Chief Executive Officer and Director	2003
Ruben R. Caraveo	43	Sr. Vice President, Operations and Technology	2006
Antonio Estrada Jr.	36	Sr. Vice President, Finance & Corporate Controller	2007
John R. Fleming	57	Director, Interim Executive Chairman of the Board	2002
Murray R. Nye	57	Director	1996

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

Arthur L.  Smith, has served as our Chief Executive Officer and Director since May 2003.  Art has over 20 years of specialized experience in the global telecommunications industry.  As the founder of Digerati, Art has held various positions within the Company, including Chairman and CEO from June 1996 through July 2002 and President of the Company's Mexican subsidiary from August 2002 through April 2003.  Prior to founding Digerati in 1994, he was the Director of International Sales for GeoComm Partners, Inc., an international telecommunications firm providing satellite network services to Fortune 500 corporations.  Art is frequently invited to speak or serve on panels at professional and trade events related to the global telecommunications industry such as Simposio Annual ASISAT 2001 organized by the Asociación de la Industria Satelital Mexicana and the Latin America Telecommunications Conference 2002 organized by the North Texas Global Telecommunications Society.  Art attended the University of Texas-Pan American.

Ruben R. Caraveo, has served as our Sr. Vice President of Operations and Technology since August 2006, and is also the President for our wholly-owned subsidiary Digerati Networks, Inc. Ruben brings to Digerati more than 21 years of leadership experience in the telecommunications industry, specializing in the areas of Sales, Product Marketing, Network Engineering, Data and Systems Analysis and Development.  Ruben also serves as President of Digerati’s wholly-owned subsidiary, Digerati Networks, Inc.  Ruben joined Digerati Technologies in 2001 as Vice President of Network Planning and Consumer Operations.  Prior to joining Digerati, he served as Vice President of Operations and Engineering of Vycera Communications, where he was responsible for overseeing all daily operations, including network engineering, marketing, and the network operations departments.  Ruben has also held senior management positions in a number of other companies, including Com Systems, Frontier, and WorldCom.  Ruben attended California State University, Northridge, School of Engineering.

Antonio Estrada Jr. has served as our Sr. Vice President of Finance since August 2007.  Antonio is a seasoned financial executive with over 12 years of experience in the telecommunications industry, with a vast experience in financial reporting and modeling, strategic planning, grant writing, and cash management.  Antonio has served as the Sr. VP of Finance and Corporate Controller of Digerati since 2008.  From January 1999 to 2008, Antonio served in various roles within Digerati, including International Accounting Manager, Treasurer, Internal Auditor, and Controller.  Antonio currently overseas financial reporting, treasury management, credit, internal audit, tax compliance, contracts, internal controls and Sarbanes Oxley compliance.  Prior to joining Digerati in 1999, Antonio served as a Senior Accountant for the Epilepsy Association of San Antonio and South Texas.  Antonio graduated from the University of Texas at San Antonio, with a Bachelors of Business Administration, with a concentration in Accounting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities we issued.  Each such person is required to provide us with copies of the reports filed.  Based on a review of the copies of such forms furnished to us and other information, we believe that, during the fiscal year ended July 31, 2011, none of our officers, Directors or owners of 10% of any class of our securities failed to report transactions in our securities or reported transactions in our securities late.

Code of Ethics

We adopted an Executive Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller and other members of our management team.  The Executive Code of Ethics may be viewed on our Website, www.digerati-inc.com.  A copy of the Executive Code of Ethics will be provided without charge upon written request to Digerati Technologies, Inc.,  3201 Cherry Ridge, Building C, Suite 300, San Antonio, Texas 78230.

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

Annual Incentive Awards.  Our objective for offering annual cash bonus awards to our named executive officers is to motivate them to achieve our annual financial goals, while taking into account their individual goals and responsibilities.  Our Board of Directors implemented our executive officer bonus plan, effective as of the first quarter of fiscal 2009 pursuant to which our named executive officers became eligible to receive cash bonus awards calculated and paid on a quarterly basis.  The amounts payable under our executive officer bonus plan were to be calculated based on our revenue, margin, cash balance and net income for 2011 against the 2011 financial plan approved by our Board of Directors.

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

Payouts under our executive officer bonus plan are dependent on our achievement towards our revenue, margin, cash balance and net income goal such that 100% of the bonus target amounts would be paid upon achievement of 100% of the net income goal.  Above and below target performance methodologies were also established

We consider the specific performance goals established in the 2011 and 2010 financial plan to be our confidential information, the disclosure of which would cause us to experience financial harm.  We believe that tying annual bonus payments for each of our named executive officers to the achievement of challenging revenue, margin, cash balance and net income goals best aligns the interest of our executives with the interests of our stockholders and promotes a unity of purpose among our key business leaders.  Regardless of our actual financial performance under our 2010 and 2011 financial plan, our Board of Directors retained the discretion to adjust bonuses payable under our 2010 and 2011 executive officer bonus plan up or down as it deemed appropriate.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation (3) ($)	Total ($)

Arthur L. Smith	2011	$165,000	$20,059	$-0-	$28,217	$92,000	$305,276
CEO & President	2010	$165,000	$31,908	$-0-	$-0-	$-0-	$196,908

Ruben R. Caraveo	2011	$148,500	$8,173	$-0-	$28,217	$89,705	$274,595
Senior Vice President of Operations and Technology	2010	$148,500	$29,511	$-0-	$-0-	$-0-	$178,011

Antonio Estrada Jr.	2011	$121,000	$24,479	$-0-	$28,217	$81,846	$255,542
Senior Vice President of	2010	$121,000	$27,858	$-0-	$-0-	$-0-	$148,858
Finance & Corporate Controller

(1)
Bonus amounts paid during fiscal 2011 were paid for achieving monthly margin requirements as stipulated in the annual compensation plan and closing of financings for FY2011. Bonus amounts during fiscal 2010 were paid for achieving monthly margin requirements as stipulated in the annual compensation plan.

(2)	A description of the assumptions made in valuation of options granted can be found in Note 9 to the Financial Statements, which is deemed to be a part of this Item.
(3)	All other compensation consists of contributions to the Non-Standardized Profit Sharing Plan.

Equity-based Compensation Plans

Our Board of Directors adopted the 2005 Stock Compensation Plan (the “Plan”).  Under the Plan the Board of Directors may grant up to 30,000,000 shares of our common stock to our officers, Directors, employees and consultants.  Grants may be in the form of incentive stock options, non-statutory stock options, restricted stock awards, and/or unrestricted stock awards.  The number and terms of each award is determined by the Board of Directors, subject to the limitation that the exercise price of any option may not be less than the fair market value of the common stock on the date of grant.  The Board of Directors has not retroactively granted options, but has repriced options under the Plan.  The following tables set forth information about the number of grants made during fiscal 2011 and 2010 and the number of outstanding stock options held by each of our named executive officers as of July 31, 2011.

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Number of Shares of Stock or Units (#)		Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards

Arthur L. Smith	7/16/2009	885,737	(1)	1,695,000	(2)	$0.040	$103,230
	9/20/2010	1,533,333	(1)	-0-		$0.030	$46,000
	2/1/2011	1,022,222	(1)	650,000	(3)	$0.045	$75,250

Ruben R. Caraveo	7/16/2009	979,130	(1)	1,475,000	(2)	$0.040	$98,165
	9/20/2010	1,533,333	(1)	-0-		$0.030	$46,000
	2/1/2011	971,231	(1)	650,000	(3)	$0.045	$72,955

Antonio Estrada, Jr.	7/16/2009	1,150,000	(1)	1,447,000	(2)	$0.040	$103,880
	9/20/2010	1,533,333	(1)	-0-		$0.030	$46,000
	2/1/2011	796,568	(1)	650,000	(3)	$0.045	$65,096

(1)	Contributions to the Non-Standardized Profit Sharing Plan during for FY2008, FY2009 and FY2010
(2)
This represents the re-pricing of previously issued stock options.  A description of the assumptions made in valuation of options granted can be found in Note 8 to the Financial Statements, which is deemed to be a part of this Item.

(3)	Issuance of stock options, a description of the assumptions made in valuation of options granted can be found in Note 9 to the Financial Statements, which is deemed to be a part of this Item.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Arthur L. Smith	420,000	-	$0.040	9/29/2015	-	-
	525,000	-	$0.040	10/3/2015	-	-
	300,000	-	$0.040	9/25/2016	-	-
	450,000	-	$0.040	8/15/2017	-	-
	650,000	-	$0.045	2/1/2018	-	-
Ruben R. Caraveo	375,000	-	$0.040	9/29/2015	-	-
	475,000	-	$0.040	10/3/2015	-	-
	250,000	-	$0.040	9/25/2016	-	-
	375,000	-	$0.040	8/15/2017	-	-
	650,000	-	$0.045	2/1/2018	-	-
Antonio Estrada Jr.	347,000	-	$0.040	9/29/2015	-	-
	475,000	-	$0.040	10/3/2015	-	-
	250,000	-	$0.040	9/25/2016	-	-
	375,000	-	$0.040	8/15/2017	-	-
	650,000	-	$0.045	2/1/2018	-	-

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

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contribution in Last FY ($)	Registrant Contribution for FY2009 & FY2010 ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals /Distributions ($)	Aggregate Balance at Last FYE ($)(2)

Arthur L. Smith	$-0-	$92,000	$-0-	$-0-	$92,000
Ruben R. Caraveo	$-0-	$89,705	$-0-	$-0-	$89,705
Antonio Estrada, Jr.	$-0-	$81,846	$-0-	$-0-	$81,846

(1)	All amounts reported in this column are included as Other Compensation for fiscal 2011 in the Summary Compensation Table.
(2)	All amounts reported in this column are included as Other Compensation for fiscal 2011 in the Summary Compensation Table.

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

The following table lists the beneficial ownership of shares of our Common Stock (i) each person know to the Company to own more than 5% of the outstanding voting securities issued by the Company, (ii) each Director and nominee, (iii) the named executive officers, and (iv) all Directors and officers as a group.  Information with respect to officers, Directors and their families is as of July 31, 2011 and is based on the books and records of the Company and information obtained from each individual.  Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission.  Unless otherwise stated, the business address of each individual or group is the same as the address of the Company’s principal executive office and all securities are beneficially owned solely by the person indicated.

NAME OF	COMMON		% OF	TOTAL VOTING
INDIVIDUAL OR GROUP	STOCK		CLASS (1)	INTEREST

INDIVIDUAL OFFICERS,
DIRECTORS AND NOMINEES

Arthur L. Smith	6,927,444	(2)	9.2%	6,927,444	(2)
President, Chief Executive Officer
Director

Ruben R. Caraveo	6,138,843	(3)	8.1%	6,138,843	(3)
Sr. Vice President, Sales and Operations

Antonio Estrada Jr.	6,149,729	(4)	8.2%	6,149,729	(4)
Sr. VP of Finance & Corporate Controller

John R. Fleming	3,836,201	(5)	5.1%	3,836,201	(5)
Director

Murray R. Nye	3,836,201	(6)	5.1%	3,836,201	(6)
Director

ALL OFFICERS AND
DIRECTORS AS A GROUP	26,888,418	(7)	35.7%	26,888,418	(7)

(1)
Based upon 75,349,410 shares of common stock outstanding as of July 31, 2011.  Any shares represented by options exercisable within 60 days after July 31, 2011 are treated as being outstanding for the purpose of computing the percentage of the class for such person but not otherwise.

(2)	Includes 2,345,000 shares subject to options exercisable at July 31, 2011.
(3)	Includes 2,125,000 shares subject to options exercisable at July 31, 2011.
(4)	Includes 2,097,000 shares subject to options exercisable at July 31, 2011.
(5)	Includes 1,450,000 shares subject to options exercisable at July 31, 2011.
(6)	Includes 1,450,000 shares subject to options exercisable at July 31, 2011.
(7)	Includes 9,467,000 shares subject to options exercisable at July 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

During the year ended July 31, 2009, we reconsidered its investment in Fiesta under the guidance of FIN46R and concluded that because the additional funding provided to Fiesta during fiscal 2009, we became the primary beneficial owner of Fiesta and Fiesta was fully consolidated.  During the year ended July 31, 2010, we wrote-off our investment in Fiesta.

Except as set forth above, we have not engaged in any transactions in which a member of the Board of Directors had an interest.  Our Board of Directors has determined that the Directors other than Mr. Smith are independent as that term is defined in New York Stock Exchange Rule 303A.02.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid to MaloneBailey, LLP for audit services rendered in connection with the audits and reviews of Digerati’s consolidated financial statements and reports for the years ended July 31, 2011 and 2010.

	Year Ended July 31,
Description of Fees	2011	2010

Audit Fees	$46,650	$57,000
Audit Related Fees	-0-	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

The Board of Directors has instructed MaloneBailey, LLP that any fees for non-audit services must be approved before being incurred.  We did not incur any non-audit fees to MaloneBailey, LLP during fiscal 2011.

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

4.7	Loan and Security Agreement and Promissory Note dated August 2, 2010 between ATSI Communications, Inc. and Thermo Credit, LLC. (Exhibits 4.1 and 4.2 to Form 8-K for ATSI filed August 19, 2010)

4.8	Securities Purchase Agreement dated October 11, 2011 between Digerati Technologies, Inc. and Asher Enterprises, Inc. (Exhibits 4.8 Form 10-K for Digerati filed October 31, 2011)

4.9	Promissory Note dated October 11, 2011 between Digerati Technologies, Inc. and Asher Enterprises, Inc. (Exhibits 4.9 Form 10-K for Digerati filed October 31, 2011)

10.1	Interconnection Agreement TELMEX and ATSICOM (English summary) (Exhibit 10.26 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

10.2	Interconnection Agreement TELMEX and ATSICOM (English Translation) (Exhibit 10.27 to Amended Annual Report on Form 10-K/A for the year ended July 31, 2003 filed March 2, 2004)

10.3	Settlement Agreement dated December 10, 2007 between ATSI Communications, Inc. and The Shaar Fund, Inc. (Exhibit 10.3 to Form 10-QSB for the period ended October 31, 2006 filed December 1 4, 2007)

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

DIGERATI TECHNOLOGIES, INC.

Date: October 31, 2011	By:	/s/ Arthur L. Smith
Arthur L. Smith
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer and Director	October 31, 2011
Arthur L. Smith

/s/ Antonio Estrada Jr.	Principal Accounting Officer	October 31, 2011
Antonio Estrada Jr.	Principal Finance Officer

/s/ John R. Fleming	Director	October 31, 2011
John R. Fleming

/s/ Murray R. Nye	Director	October 31, 2011
Murray R. Nye

EXHIBIT INDEX

Number	Description

4.8	Securities Purchase Agreement dated October 11, 2011 between Digerati Technologies, Inc. and Asher Enterprises, Inc.
4.9	Promissory Note dated October 11, 2011 between Digerati Technologies, Inc. and Asher Enterprises, Inc.
21.1	Subsidiary List

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.