Form 10-Q
period 2011-10-31
Digerati Technologies, Inc.
filed 2011-12-14
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 001-15687

DIGERATI TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	74-2849995 (I.R.S. Employer Identification No.)

3463 Magic Dr., Suite 202 San Antonio, Texas (Address of Principal Executive Offices)	78229 (Zip Code)

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Number of Shares	Class Common Stock	As of
72,988,705	$.001 par value	December 12, 2011

DIGERATI TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCOTBER 31, 2011

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of October 31, 2011 and July 31, 2011 (unaudited)	3
Consolidated Statements of Operations for the Three Months Ended October 31, 2011 and 2010 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended October 31, 2011 (unaudited)	5
Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2011 and 2010 (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 6. Exhibits	15

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	October 31,	July 31,
	2011	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65	$60
Accounts receivable, net of allowance for bad debt of $0 and $0, respectively	373	562
Prepaid and other current assets	38	68
Total current assets	476	690

LONG-TERM ASSETS:
Deferred financing fees	20	34
Intangible assets, net of accumulated amortization of $50 and $46, respectively	100	104

Property and equipment	1,017	877
Less - accumulated depreciation	(835)	(812)
Net property and equipment	182	65

Total assets	$778	$893

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$959	$841
Accrued liabilities	123	143
Current portion of long term debt	1,355	794
Derivative liability	10	10
Total current liabilities	2,447	1,788

LONG-TERM LIABILITIES:
Long term debt, net of current portion	90	647
Customer deposits	125	125
Total long-term liabilities	215	772

Total liabilities	2,662	2,560

STOCKHOLDERS' DEFICIT:
Preferred stock, 16,063,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 65,882,410
issued and outstanding, respectively	66	66
Additional paid in capital	74,233	74,223
Accumulated deficit	(76,184)	(75,957)
Other comprehensive income	1	1
Total stockholders' deficit	(1,884)	(1,667)
Total liabilities and stockholders' deficit	$778	$893

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three months ended October 31,
	2011	2010
OPERATING REVENUES:
Global VoIP services	$2,023	$4,208
Cloud-based hosted services	55	44

Total operating revenues	2,078	4,252

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	1,936	3,865
Selling, general and administrative expense (exclusive of legal and professional fees)	251	577
Legal and professional fees	49	56
Bad debt	-	-
Depreciation and amortization expense	27	25
Total operating expenses	2,263	4,523

OPERATING LOSS	(185)	(271)

OTHER INCOME (EXPENSE):
Interest expense	(42)	(47)
Total other expense	(42)	(47)

NET LOSS	(227)	(318)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	65,882,410	45,990,559

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED OCTOBER 31, 2011
(Unaudited, in thousands, except share amounts)

			Additional		Other
	Common		Paid-in	Accumulated	Comprehensive
	Shares	Par	Capital	Deficit	Income	Totals
BALANCE, July 31, 2011	65,882,410	$66	$74,223	$(75,957)	$1	$(1,667)
Stock option expense	-	-	10	-	-	10
Net loss	-	-	-	(227)	-	(227)
BALANCE, October 31, 2011	65,882,410	$66	$74,233	$(76,184)	$1	$(1,884)

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands, except per share amounts)

	Three months ended October 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(227)	$(318)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	27	25
Amortization of deferred financing fees	14	9
Issuance of stock grants and options for services	10	258
Amortization of debt discount	-	1
Changes in operating assets and liabilities:
Accounts receivable	187	(119)
Prepaid expenses and other current assets	(22)	12
Accounts payable	67	(88)
Accrued liabilities	(20)	(18)
Customer deposits	-	100
Net cash provided (used in) operating activities	36	(138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(30)	(3)
Net cash used in investing activities	(30)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing fees	-	(73)
Payments on debt	(51)	(200)
Proceeds from debt	50	677
Acquisition of put option on warrants	-	(75)
Net cash provided by (used in) financing activities	(1)	329

INCREASE IN CASH AND CASH EQUIVALENTS	5	188
CASH AND CASH EQUIVALENTS, beginning of period	60	73

CASH AND CASH EQUIVALENTS, end of period	$65	$261

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$28	$30

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Reclass prepaid assets to property and equipment	$52	$-
Property and equipment purchased on account	$58	$-

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. ("Digerati" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.  In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2011, as reported in Form 10-K filed on October 31, 2011, have been omitted.

Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the presentation of the current period for comparative purposes.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the quarter ended October 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $76,184,000 and a working capital deficit of approximately $1,971,000, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance its ability to continue as a going concern.  Management has scaled back its operations and reduced operating costs to conserve capital while it secures additional sources of capital to fund its operations. Effective August 15, 2011, the executive officers and employees entered into a salary deferral program for 75% and 15% of their compensation, respectively. In addition, management also reduced its work force by 25% and it's downsized its office space by 70%.

On November 9, 2011, the Company entered into a nine month convertible promissory note with Asher Enterprise, Inc. for $37,500. The funds secured will be utilized to cover any cash short falls from operations. The Company will continue to work with Asher Enterprise and other funding sources to secure additional debt and equity financings. However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Digerati’s consolidated financial statements as of October 31, 2011 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – DEBT

At October 31, 2011 and July 31, 2011, outstanding debt consisted of the following: (In thousands, except per share amounts).

Outstanding debt consisted of the following: (In thousands)

	October 31,	July 31,
	2011	2011

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured.	$376	$370

Note payable to ATVF, Scott Crist, Roderick Ciaccio & Vencore Solutions, payable in monthly installments, bearing interest at 10.00% per annum, matured on September 10, 2010, collateralized by Digerati's accounts receivables (other than accounts factored with Wells Fargo), $100,000 certificate of deposit with Wells Fargo and Digerati's ownership in ATSICOM. Additionally, Digerati issued 425,000 warrants to the note holders, at an exercise price per warrant of $0.19. The warrants have the following “Put” and “Call” rights: Put right. From and after the second anniversary of the notes payable, the holder shall have the right to request from Digerati, upon five (5) business days prior notice, to acquire from the holders the warrants at a price $0.39 per warrant. Call right.  At any time any warrants are outstanding, if the last sale price of Digerati's common stock is greater than $.80 per share for ten (10) consecutive trading days, Digerati shall be entitled to require the purchaser to exercise the warrants and pay the exercise price upon five (5) business days written notice. Net of unamortized discount of $0 and $1, respectively.
	-	-

Note payable to San Antonio National Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing December 29, 2011, collateralized by Digerati's assets.	13	39

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing November 10, 2011, collateralized by Digerati's assets.	14	18

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing January 10, 2012, collateralized by Digerati's assets.	23	27

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing March 10, 2012, collateralized by Digerati's assets.	16	18

Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati's assets.	122	131

Note payable to Recap Marketing & Consulting LLP, bearing interest at 3% per annum, maturing October 1, 2010. If the note is not extinguished by the maturity date, the note may be converted to Digerati's common stock at a rate per share mutually agreeable by the parties, however, if converted, the company will issue no more than 1,666,666 common shares.	20	20

Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by Digerati's assets.	154	154

Note payable to ATVF II payable in monthly installments, bearing interest at 16% for the first year and 18% during the second year, maturing May 10, 2013, collateralized by Digerati's assets.	186	187

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
	471	477

Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing July 15, 2012. The holder has the option to convert the principal and accrued interest into Digerati's common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009.	50	-

Total outstanding long-term debt	1,445	1,441
Current portion of long-term debt	(1,355)	(794)
Long-term debt, net of current portion	$90	$647

Payments on long-term debt of Digerati are due as follows:
		(in thousands)
Fiscal 2012		798
Fiscal 2013		647

Total payments		$1,445

Digerati analyzed the new note issued to Asher for derivative accounting consideration and determined that the embedded conversion option qualify as a derivative instrument, due to the variable conversion price.  However, because the note does not become convertible until after 180 days from the issuance date, no derivative liability is required to be recorded as of October 31, 2011.

On October 12, 2010, three of the warrant holders exercised their put rights and as a result, the Company made payments to the related warrant holders amounting to $75,000 which was charged to derivative liability and resulted in a remaining balance of $10,000 as of October 31, 2011.  The Company cancelled the related warrants as a result of the payment made for the put rights.

As of October 31, 2011, the Company was in default of its note with San Antonio National Bank. The Company was able to obtain a waiver from San Antonio National Bank for such defaults. Additionally, as of October 31, 2011 the Company was in default of its note with Thermo Credit, LLC due to its failure to meet certain debt covenant ratios. On October 19, 2011the Company entered into a forbearance agreement with Thermo Credit, LLC, in which the lender agreed to temporarily forbear the defaults under the promissory note.

NOTE 4 – STOCK-BASED COMPENSATION

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

During the three months ended October 31, 2011, Digerati did not issue any stock-based awards to employees.

In November, 2011 we issued:

-
5,772,962 common shares to various employees as part of the Company’s profit sharing plan contribution.  The Company recognized stock-based compensation expense of $173,189 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

-
1,333,333 common shares to our Board of Directors for services. The Company recognized stock-based compensation expense of $40,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

As of October 31, 2011, Digerati had 11,499,000 outstanding options with a weighted average exercise price of $0.044, a weighted average remaining term of 4.51 years and an intrinsic value of $0.

As of October 31, 2011, Digerati had outstanding warrants totaling 425,000 with a weighted average exercise price of $0.18, a weighted average remaining term of 3.33 years and an intrinsic value of zero.

Digerati recognized approximately $10,000 and $258,000 in stock based compensation expense to employees and consultants during the quarters ended October 31, 2011 and 2010, respectively.  Unamortized compensation cost totaled $33,825 and $14,028 at October 31, 2011 and October 31, 2010, respectively.

NOTE 5 – NON-STANDARDIZED PROFIT SHARING PLAN

           We currently provide a Non-Standardized Profit Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding.  During the three months ended October 31, 2011 and 2010, we contributed $0 and $183,762, respectively.

NOTE 6 – SUBSEQUENT EVENTS

On November 9, 2011, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $37,500. The note has a term of nine months and carries an annual interest rate of 8%, compounded annually. If the note remains unpaid after six months from the issue date, the holder has the option to convert the principal and accrued interest into the Company’s common shares at a conversion price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009. The proceeds from this loan will be used to fund the Company’s working capital requirements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE:  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future.  We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” ”plan,” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties.  Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations.  Additional risks are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2011.

The following is a discussion of the consolidated financial condition and results of operations of Digerati for the three months ended October 31, 2011 and 2010.  It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.  For purposes of the following discussion, fiscal 2012 or 2012 refers to the year ended July 31, 2012 and fiscal 2011 or 2011 refers to the year ended July 31, 2011.

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

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three months ended October 31, 2011 and 2010.  All dollar amounts are in thousands.

Three Months ended October 31, 2011 Compared to Three Months ended October 31, 2010

	Three months ended October 31,
	2011	2010	Variances	%
OPERATING REVENUES:
Global VoIP services	$2,023	$4,208	$(2,185)	-52%
Cloud-based hosted services	55	44	11	25%

Total operating revenues	2,078	4,252	(2,174)	-51%

Cost of services (exclusive of depreciation and amortization, shown below)	1,936	3,865	(1,929)	-50%
GROSS MARGIN	142	387	(245)	-63%

Selling, general and administrative expense (exclusive of legal and professional fees)	251	577	(326)	-56%
Legal and professional fees	49	56	(7)	-13%
Bad debt	-	-	-	100%
Depreciation and amortization expense	27	25	2	8%
OPERATING LOSS	(185)	(271)	86	-32%

OTHER INCOME (EXPENSE):
Interest expense	(42)	(47)	5	-11%
Total other expense, net	(42)	(47)	5	-11%

NET LOSS	$(227)	$(318)	$91	-29%

Global VoIP Services. Global VoIP services revenue decreased by $2,185,000, or 52%, from the quarter ended October 31, 2010 to the quarter ended October 31, 2011.  Global VoIP minutes carried by our network decreased by 64% from approximately 120,992,987 minutes of voice traffic during the quarter ended October 31, 2010 to approximately 43,360,746 minutes of voice traffic during the quarter ended October 31, 2011.  Our average revenue per minute increased from $0.0348 during the quarter ended October 31, 2010 to $0.0467 for the quarter ended October 31, 2011. The increase in the average revenue per minute is attributable to the emphasis in targeting higher revenue rate per minute countries; as a result we experienced an increase between periods.

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $11,000, or 25%, from the quarter ended October 31, 2010 to the quarter ended October 31, 2011. The increase in revenue between periods is primarily attributed to the increase in customers that are generating significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $1,929,000 or 50%, from the quarter ended October 31, 2010 to the quarter ended October 31, 2011. The decrease in cost of services is a direct correlation to the decrease in Global VoIP services revenue.  Cost of services, as a percentage of revenue increased by 2.27% between periods, from 90.90% of revenue during the quarter ended October 31, 2010 to 93.17% of revenue during the quarter ended October 31, 2011.  The increase in cost of services as a percentage of revenue was due to the increase in costs from our vendors realized during the quarter ended October 31, 2011.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees).  SG&A expenses decreased by $326,000, or 56%, from the quarter ended October 31, 2010 to the quarter ended October 31, 2011.  The decrease in SG&A is primarily attributed to the recognition of $258,000 in non-cash expense in 2010 related to a consulting agreement with various individuals for investor relations services and stock grants as contribution to the company sponsored 401K profit sharing plan.

Legal and professional fees. Legal and professional fees decreased by $7,000, or 13%, from the quarter ended October 31, 2010 to the quarter ended October 31, 2011.  The decrease is attributable to the cost reduction measures undertaken during the quarter ended October 31, 2011.  The emphasis during the quarter had been to reduce all legal expenses.

Depreciation and amortization. Depreciation and amortization increased by $2,000 or 8%, from the quarter ended October 31, 2010 to the quarter ended October 31, 2011.  The increase is as a result of the new assets acquired during the quarter ended October 31, 2011 that required recognition of additional depreciation.

Operating loss. The Company reported an operating loss of $185,000 for the three months ended October 31, 2011 compared to an operating loss of $271,000 for the three months end October 31, 2010.  The improvement in operating loss is primarily attributed to the decrease in SG&A of $326,000 between periods. The decrease in SG&A between periods is attributed to the recognition of $258,000 in non-cash expense related to a consulting agreement with various individuals for investor relations services and stock grants as contribution to the company sponsored 401K profit sharing plan during the quarter ended October 31, 2010; during the quarter ended October 31, 2011 we only recognized $10,000 of similar non-cash expense.

Other income (expense). Other expenses decreased by $5,000, or 11% from the quarter ended October 31, 2010 to the quarter ended October 31, 2011. The primary reason for the decrease in other expenses is attributed to the decrease in interest expense between periods associated with the overall decline in debt between periods.

Net Loss. Net loss decreased by $91,000 from the quarter ended October 31, 2010 to the quarter ended October 31, 2011.  The improvement in net loss is primarily attributed to the decrease in SG&A of $326,000 between periods. The decrease in SG&A between periods is attributed to the recognition of $258,000 in non-cash expense related to a consulting agreement with various individuals for investor relations services and stock grants as contribution to the company sponsored 401K profit sharing plan during the quarter ended October 31, 2010; during the quarter ended October 31, 2011 we only recognized $10,000 of similar non-cash expense.

Liquidity and Capital Resources

Cash Position:  We had a cash balance of $65,000 as of October 31, 2011. Net cash provided by operating activities during the three months ended October 31, 2011 was approximately $36,000. Investing activities during the three months ended October 31, 2011 consumed $30,000, consisting of the acquisition of various servers and computers. Financing activities during the three months ended October 31, 2011 provided $1,000 in cash.  We received proceeds of $50,000 from a promissory note during the three months ended October 31, 2011. The cash consumed during the period is associated with the debt principal payments of $51,000 related to various notes payable. Overall, our net operating, investing and financing activities during the three months ended October 31, 2011 provided $5,000 of cash inflows.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations. Our current cash expenses are expected to be approximately $97,000 per month, including wages, rent, utilities, corporate professional fees and debt service. As described elsewhere herein, we do not have sufficient funds to pay our ongoing operating expenses, or to pay our current liabilities which are approximately $2,447,000. We also need approximately $300,000 of additional working capital to fund our ongoing operations. However, we have accumulated a deficit of approximately $76,184,000 and a working capital deficit of approximately $1,971,000, which raises substantial doubt about the Company’s ability to continue as a going concern.

On November 9, 2011, we entered into a nine month convertible promissory note with Asher Enterprise, Inc. for $37,500; the funds secured will be utilized to cover any cash short falls from operations. We will continue to work with Asher Enterprise and other funding sources to secure additional debt and equity financings. However, we cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

NONE

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

The following documents are filed as exhibits to this report.

Number	Description

10.1	Promissory note payable with Asher Enterprises, Inc., dated November 9, 2011 in the principal amount of $37,500.

10.2	Forbearance agreement with Thermo Credit, LLC, dated October 19, 2011.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: December 14, 2011	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and Chief Executive Officer

Date: December 14, 2011	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Sr. VP of Finance & Corporate Controller
(Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.1	Promissory note payable with Asher Enterprises, Inc., dated November 9, 2011 in the principal amount of $37,500.

10.2	Forbearance agreement with Thermo Credit, LLC, dated October 19, 2011.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.