Form 10-Q
period 2012-01-31
Digerati Technologies, Inc.
filed 2012-03-15
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Number of Shares	Class Common Stock	As of
72,988,705	$.001 par value	March 8, 2012

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2012

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of January 31, 2012 and July 31, 2011 (unaudited)	3
Consolidated Statements of Operations for the Three and Six Months Ended January 31, 2012 and 2011 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Deficit for the Six Months Ended January 31, 2012 (unaudited)	5
Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2012 and 2011 (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 6. Exhibits	15

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	January 31,	July 31,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15	$60
Accounts receivable	155	562
Prepaid and other current assets	107	68
Total current assets	277	690

LONG-TERM ASSETS:
Deferred financing fees	11	34
Intangible assets, net of accumulated amortization of $54 and $46, respectively	96	104

Property and equipment	1,018	877
Less - accumulated depreciation	(860)	(812)
Net property and equipment	158	65

Total assets	$542	$893

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$931	$841
Accrued liabilities	141	143
Current portion of long term debt	1,386	794
Derivative liability	10	10
Total current liabilities	2,468	1,788

LONG-TERM LIABILITIES:
Long term debt, net of current portion	38	647
Customer deposits	120	125
Total long-term liabilities	158	772

Total liabilities	2,626	2,560

STOCKHOLDERS' DEFICIT:
Preferred stock, 16,063,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 72,988,705 issued and outstanding issued and outstanding, respectively	73	66
Additional paid in capital	74,450	74,223
Accumulated deficit	(76,608)	(75,957)
Other comprehensive income	1	1
Total stockholders' deficit	(2,084)	(1,667)
Total liabilities and stockholders' deficit	$542	$893

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
OPERATING REVENUES:
Global VoIP services	$802	$3,840	$2,825	$8,046
Cloud-based hosted services	72	72	127	118

Total operating revenues	874	3,912	2,952	8,164

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	857	3,586	2,793	7,451
Selling, general and administrative expense (exclusive of legal and professional fees)	417	424	668	1,001
Legal and professional fees	45	77	94	133
Bad debt	-	40	-	40
Depreciation and amortization expense	29	26	56	51
Total operating expenses	1,348	4,153	3,611	8,676

OPERATING LOSS	(474)	(241)	(659)	(512)

OTHER INCOME (EXPENSE):
Gain on sale of an asset	90	-	90	-
Loss on debt extinguishment	-	(100)	-	(100)
Gain on forgiveness of accrued interest	-	92	-	92
Interest expense	(40)	(51)	(82)	(98)
Total other income (expense)	50	(59)	8	(106)

NET LOSS	(424)	(300)	(651)	(618)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	70,724,062	54,701,437	68,290,007	50,345,998

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JANUARY 31, 2012

(Unaudited, in thousands, except share amounts)

			Additional		Other
	Common		Paid-in	Accumulated	Comprehensive
	Shares	Par	Capital	Deficit	Income	Totals
BALANCE, July 31, 2011	65,882,410	$66	$74,223	$(75,957)	$1	$(1,667)
Stock option expense	-	-	21	-	-	21
Stock issued for services	7,106,295	7	206	-	-	213
Net loss	-	-	-	(651)	-	(651)
BALANCE, January 31, 2012	72,988,705	$73	$74,450	$(76,608)	$1	$(2,084)

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands, except per share amounts)

	Six months ended January 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(651)	$(618)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on debt extinguishment	-	100
Gain on forgiveness of accrued interest	-	(92)
Gain on sale of concession	(90)	-
Depreciation and amortization	56	51
Write-off accounts receivables	-	40
Amortization of deferred financing fees	23	18
Issuance of stock grants and options for services	234	355
Amortization of debt discount	-	1
Changes in operating assets and liabilities:
Accounts receivable	407	(357)
Prepaid expenses and other current assets	-	11
Accounts payable	28	54
Accrued liabilities	8	2
Customer deposits	(2)	100
Net cash provided (used in) operating activities	13	(335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(31)	(14)
Net cash used in investing activities	(31)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing fees	-	(73)
Payments on debt	(115)	(291)
Proceeds from debt	88	877
Acquisition of put option on warrants	-	(75)
Net cash (used in) provided by financing activities	(27)	438

INCREASE IN CASH AND CASH EQUIVALENTS	(45)	89
CASH AND CASH EQUIVALENTS, beginning of period	60	73

CASH AND CASH EQUIVALENTS, end of period	$15	$162

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$70	$64

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Accrued interest added to debt principal	$11
Reclass prepaid assets to property and equipment	$52	$-
Property and equipment purchased on account	$58	$-
Stock issued for settlement of debt	$-	$200

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. (“we”, “our”, "Digerati" and or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2011, as reported in Form 10-K filed on October 31, 2011, have been omitted.

Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the presentation of the current period for comparative purposes.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the six months ended January 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $76,608,000 and a working capital deficit of approximately $2,191,000, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance its ability to continue as a going concern. Management has scaled back its operations and reduced operating cost to conserve capital while it secures additional sources of capital to fund its operations. Effective August 15, 2011, the executive officers and employees entered into a salary deferral program for 75% and 15% of their compensation, respectively. In addition, management also reduced its work force by 30% and it downsized its office space by 70%.

On October 1, 2011, November 9, 2011 and February 3, 2012, the Company entered into nine month convertible promissory notes with Asher Enterprise, Inc. for $50,000, $37,500 and $32,500, respectively. The funds secured are being utilized to cover some of the cash short falls from operations. The Company will continue to work with Asher Enterprise and other funding sources to secure additional debt and equity financings. However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Digerati’s consolidated financial statements as of January 31, 2012 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – DEBT

At January 31, 2012 and July 31, 2011, outstanding debt consisted of the following: (In thousands, except per share amounts).

Outstanding debt consisted of the following: (In thousands)
	January 31,	July 31,
	2012	2011

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured.	$381	$370

Note payable to ATVF, Scott Crist, Roderick Ciaccio & Vencore Solutions, payable in monthly installments, bearing interest at 10.00% per annum, matured on September 10, 2010, collateralized by Digerat's accounts receivables (other than accounts factored with Wells Fargo), $100,000 certificate of deposit with Wells Fargo and Digerati's ownership in ATSICOM. Additionally, issued 425,000 warrants to the note holders, at an exercise price per warrant of $0.19. The warrants have the following “Put” and “Call” rights: Put right. From and after the second anniversary of the notes payable, the holder shall have the right to request from Digerati, upon five (5) business days prior notice, to acquire from the holders the warrants at a price $0.39 per warrant. Call right. At any time any warrants are outstanding, if the last sale price of Digerati's common stock is greater than $.80 per share for ten (10) consecutive trading days, Digerati shall be entitled to require the purchaser to exercise the warrants and pay the exercise price upon five (5) business days written notice. Net of unamortized discount of $0 and $1, respectively	-	-

Note payable to San Antonio National Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing December 29, 2011, collateralized by Digerati's assets.	13	39

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing November 10, 2011, collateralized by Digerati's assets.	14	18

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing January 10, 2012, collateralized by Digerati's assets.	23	27

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing March 10, 2012, collateralized by Digerati's assets.	16	18

Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati's assets.	122	131

Note payable to Recap Marketing & Consulting LLP, bearing interest at 3% per annum, maturing October 1, 2010. If the note is not extinguished by the maturity date, the note may be converted to Digerati's common stock at a rate per share mutually agreeable by the parties, however, if converted; the company will issue no more than 1,666,666 common shares.	20	20

Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by Digerati's assets.	154	154

Note payable to ATVF II payable in monthly installments, bearing interest at 16% for the first year and 18% during the second year, maturing May 10, 2013, collateralized by Digerati's assets.	186	187

Note payable to Thermo Credit, LLC., interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing August 2, 2012, collateralized by Digerati's accounts receivable. Bearing an annual interest rate equivalent to the lesser of the maximum rate and the greater of the prime rate plus 8.25% and 11.5%, a commitment fee of 2% and weekly monitoring fee of .05%. Digerati is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, for the 12-month period, of not less than 1.0 as of the last day of each quarter and 2) A consolidated operating income, for the 12-month period, of not less than zero as of the last day of each fiscal year	407	477

Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing July 15, 2012. The holder has the option to convert the principal and accrued interest into Digerati's common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009.	50	-

Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing August 14, 2012. The holder has the option to convert the principal and accrued interest into Digerati's common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009.	38	-

Total outstanding long-term debt	1,424	1,441
Current portion of long-term debt	(1,386)	(794)
Long-term debt, net of current portion	$38	$647

Payments on long-term debt of Digerati are due as follows:

(in thousands)
Fiscal 2012	777
Fiscal 2013	647

Total payments	$1,424

Digerati analyzed the new notes issued to Asher for derivative accounting consideration and determined that the embedded conversion option qualify as a derivative instrument, due to the variable conversion price. However, because the notes do not become convertible until after 180 days from the issuance date, no derivative liability is required to be recorded as of January 31, 2012.

On October 12, 2010, three of the warrant holders exercised their put rights and as a result, the Company made payments to the related warrant holders amounting to $75,000 which was charged to derivative liability and resulted in a remaining balance of $10,000 as of October 31, 2011. The Company cancelled the related warrants as a result of the payment made for the put rights.

As of January 31, 2012, the Company was in default of its notes with San Antonio National Bank and Thermo Credit, LLC due to its failure to meet certain debt covenant ratios. The Company was able to obtain a waiver from San Antonio National Bank for such defaults. Additionally, on October 19, 2011, the Company entered into a forbearance agreement with Thermo Credit, LLC, in which the lender agreed to temporarily forbear the defaults under the promissory note.

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

During the six months ended January 31, 2012, we issued:

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

As of January 31, 2012, Digerati had 11,499,000 outstanding options with a weighted average exercise price of $0.042, a weighted average remaining term of 4.26 years and an intrinsic value of $0.

As of January 31, 2012, Digerati had outstanding warrants totaling 425,000 with a weighted average exercise price of $0.18, a weighted average remaining term of 3.08 years and an intrinsic value of zero.

Digerati recognized approximately $234,000 and $355,000 in stock based compensation expense to employees and consultants during the six months ended January 31, 2012 and 2011, respectively. Unamortized compensation cost totaled $23,296 and $5,727 at January 31, 2012 and January 31, 2011, respectively.

NOTE 5 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding. During the six months ended January 31, 2012 and 2011, we contributed $213,189 and $183,762, respectively.

NOTE 6 - SALE OF MINORITY INTEREST IN MEXICAN CONCESSION

On December 7, 2011, the Company entered into a Stock Purchase Agreement with Next Communications, Inc. (“Next”), where it agreed to sell for $90,000 its minority interest in ATSI Comunicaciones, S. A de C.V., a Mexican entity that holds a concession license. Next agreed to pay $15,000 upon execution of the agreement; $15,000 in VoIP international termination services and $60,000 upon approval of the sale by the Mexican Ministry of Communications and Transportations. At the time of the sale, the Company had a $0 value on its books for this interest; as a result the total purchase price of $90,000 was recognized as a gain on the sale of the concession.

NOTE 7 – SUBSEQUENT EVENTS

On February 3, 2012, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $32,500. The note has a term of nine months and carries an annual interest rate of 8%, compounded annually. If the note remains unpaid after six months from the issue date, the holder has the option to convert the principal and accrued interest into the Company’s common shares at a conversion price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009. The proceeds from this loan will be used to fund the Company’s working capital requirements.

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

The following is a discussion of the consolidated financial condition and results of operations of Digerati for the three and six months ended January 31, 2012 and 2011. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011. For purposes of the following discussion, fiscal 2012 or 2012 refers to the year ended July 31, 2012 and fiscal 2011 or 2011 refers to the year ended July 31, 2011.

General

We are an established cloud telephony service provider meeting the global communication needs of businesses that are seeking simple, flexible, and cost effective solutions. Unlike legacy phone systems, our telephony services are delivered Only in the Cloud...™, or over the Internet, making service available to customers from anywhere Internet access is available. Our cloud-based telephony technology makes traditional phone systems a thing of the past by eliminating the need for costly and complex premise-based phone systems and delivering big business features at significant savings. Over the last 15 years, we have built a carrier grade network with a global footprint that allows us to deliver our Only in the Cloud…™ telephony services to virtually every region of the world.

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three and six months ended January 31, 2012 and 2011. All dollar amounts are in thousands.

	Three months ended January 31,				Six months ended January 31,
	2012	2011	Variances	%	2012	2011	Variances	%
OPERATING REVENUES:
Global VoIP services	$802	$3,840	$(3,038)	-79%	$2,825	$8,046	$(5,221)	-65%
Cloud-based hosted services	72	72	-	0%	127	118	9	8%

Total operating revenues	874	3,912	(3,038)	-78%	2,952	8,164	(5,212)	-64%

Cost of services (exclusive of depreciation and amortization, shown below)	857	3,586	(2,729)	-76%	2,793	7,451	(4,658)	-63%
GROSS MARGIN	17	326	(309)	-95%	159	713	(554)	-78%

Selling, general and administrative expense (exclusive of legal and professional fees)	417	424	(7)	-2%	668	1,001	(333)	-33%
Legal and professional fees	45	77	(32)	-42%	94	133	(39)	-29%
Bad debt	-	40	(40)	100%	-	40	(40)	100%
Depreciation and amortization expense	29	26	3	12%	56	51	5	10%
OPERATING LOSS	(474)	(241)	(233)	97%	(659)	(512)	(147)	29%

OTHER INCOME (EXPENSE):
Gain on sale of an asset	90	-	90	100%	90	-	90	100%
Loss on debt extinguishment	-	(100)	100	-100%	-	(100)	100	-100%
Gain on forgiveness of accrued interest	-	92	(92)	-100%	-	92	(92)	-100%
Interest expense	(40)	(51)	11	-22%	(82)	(98)	16	-16%
Total other income (expense)	50	(59)	109	-185%	8	(106)	114	-108%

NET LOSS	$(424)	$(300)	$(124)	41%	$(651)	$(618)	$(33)	5%

Three Months ended January 31, 2012 Compared to Three Months ended January 31, 2011

Global VoIP Services. Global VoIP services revenue decreased by $3,038,000, or 79%, from the quarter ended January 31, 2011 to the quarter ended January 31, 2012. Global VoIP minutes carried by our network decreased by 84% from approximately 122,880,493 minutes of voice traffic during the quarter ended January 31, 2011 to approximately 19,456,339 minutes of voice traffic during the quarter ended January 31, 2012. Additionally, during the quarter ended January 31, 2012 we recognized credits of approximately $56,000, related to uncollected accounts and credits issued to our customers for services, thus reducing our revenue for the period. Our average revenue per minute increased from $0.0312 during the quarter ended January 31, 2011 to $0.0412 for the quarter ended January 31, 2012. The increase in average revenue per minute is attributable to the emphasis in targeting higher revenue rate per minute countries with higher quality of services.

Cloud-based hosted Services. Cloud-based hosted services revenue remained the same from the quarter ended January 31, 2011 to the quarter ended January 31, 2012. Cloud-based hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $2,729,000 or 76%, from the quarter ended January 31, 2011 to the quarter ended January 31, 2012. The decrease in cost of services is a direct correlation to the decrease in Global VoIP services revenue. Cost of services, as a percentage of revenue increased by 6.38% between periods, from 91.67% of revenue during the quarter ended January 31, 2011 to 98.05% of revenue during the quarter ended January 31, 2012. The increase in cost of services as a percentage of revenue was due to the increase in costs from our vendors realized during the quarter ended January 31, 2012. Additionally, during the quarter ended January 31, 2012 we recognized credits of approximately $56,000, related to uncollected accounts and credits issued to our customers for services, thus reducing our revenue and increasing our cost of services as a percentage of revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $7,000, or 2%, from the quarter ended January 31, 2011 to the quarter ended January 31, 2012. The decrease in SG&A "cash basis" between periods is approximately $104,000, but the decrease in SG&A is overshadowed by the recognition of $223,000 non-cash expense related to the stock grant contribution to the company sponsored 401K profit sharing plan. During the quarter ended January 31, 2011 the company only recognized $94,000 in non-cash expense related to a consulting agreement with various individuals for investor relations services. The decrease in SG&A "cash basis" between periods of $104,000 is attributable to the cost reduction measures undertaken during the quarter ended January 31, 2012 in order to realign our current operations.

Legal and professional fees. Legal and professional fees decreased by $32,000, or 42%, from the quarter ended January 31, 2011 to the quarter ended January 31, 2012. During the quarter ended January 31, 2011 we incurred legal fees associated with our rebranding strategy and various SEC filings. We did not incur these expenses during the quarter ended January 31, 2012, thus the decrease between periods.

Bad debt. Bad debt decreased by $40,000, or 100%, from the quarter ended January 31, 2011 to the quarter ended January 31, 2012. The decrease is attributable to the recognition of bad debt expense for certain accounts receivable we deemed we were unlikely to collect in 2011. We did not recognize any bad debt expense during the quarter ended January 31, 2012.

Depreciation and amortization. Depreciation and amortization increased by $3,000 or 12%, from the quarter ended January 31, 2011 to the quarter ended January 31, 2012. The increase is as a result of the new assets acquired during FY2012 that required recognition of additional depreciation.

Operating loss. The Company reported an operating loss of $474,000 for the three months ended January 31, 2012 compared to an operating loss of $241,000 for the three months ended January 31, 2011. The increase in operating loss is primarily attributed to the recognition of $223,000 in non-cash expense related to the issuance of stock grants as contribution to the company sponsored 401K profit sharing plan during the quarter ended January 31, 2012, during the quarter ended January 31, 2011 we only recognized $94,000 of similar non-cash expense. Additionally, our gross margin declined by $309,000 between periods, this also contributed to the increase in operating loss during the quarter ended January 31, 2012.

Other income (expense). Other income (expenses) improved by $109,000, or 185% from the quarter ended January 31, 2011 to the quarter ended January 31, 2012. The primary reason for the improvement in other income (expenses) is attributed to the recognition of $90,000 in gain on sale of an asset; during the quarter ended January 31, 2012 we recognized a gain on the sale of our minority interest in our Mexican concession. At the time of the transaction, we had a value of $0 in our books for this asset; as a result the total purchase price was recognized as a gain. Additionally, our interest expense decreased by $11,000 from the quarter ended January 31, 2011 to the quarter ended January 31, 2012 as a result of the decline in outstanding debt between periods.

Net Loss. Net loss increased by $124,000 from the quarter ended January 31, 2011 to the quarter ended January 31, 2012. The increase in net loss is primarily attributed to the recognition of $223,000 in non-cash expense related to the issuance of stock grants as contribution to the company sponsored 401K profit sharing plan during the quarter ended January 31, 2012, during the quarter ended January 31, 2011 we only recognized $94,000 of similar non-cash expense. Additionally, our gross margin declined by $309,000 between periods, this also contributed to the increase in net loss during the quarter ended January 31, 2012.

Six Months ended January 31, 2012 Compared to Six Months ended January 31, 2011

Global VoIP Services. Global VoIP services revenue decreased by $5,221,000, or 65%, from the six months ended January 31, 2011 to the six months ended January 31, 2012. Global VoIP minutes carried by our network decreased by 74% from approximately 243,873,481 minutes of voice traffic during the six months ended January 31, 2011 to approximately 62,802,151 minutes of voice traffic during the six months ended January 31, 2012. Additionally, during the six months ended January 31, 2012 we recognized credits of approximately $56,000, related to uncollected accounts and credits issued to our customers for services, thus reducing our revenue for the period. Our average revenue per minute increased from $0.0330 during the six months ended January 31, 2011 to $0.0450 for the six months ended January 31, 2012. The increase in average revenue per minute is attributable to the emphasis in targeting higher revenue rate per minute countries with higher quality of services.

Cloud-based hosted Services. Cloud-based hosted services revenue slightly increased by $9,000, from the six months ended January 31, 2011 to the six months ended January 31, 2012. The increase in revenue between periods is primarily attributed to the increase in customers that are generating significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $4,658,000 or 63%, from the six months ended January 31, 2011 to the six months ended January 31, 2012. The decrease in cost of services is a direct correlation to the decrease in Global VoIP services revenue. Cost of services, as a percentage of revenue increased by 3.35% between periods, from 91.27% of revenue during the six months ended January 31, 2011 to 94.61% of revenue during the six months ended January 31, 2012. The increase in cost of services as a percentage of revenue was due to the increase in costs from our vendors realized during the six months ended January 31, 2012. Additionally, during the six months ended January 31, 2012 we recognized credits of approximately $56,000, related to uncollected accounts and credits issued to our customers for services, thus reducing our revenue and increasing our cost of services as a percentage of revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $333,000, or 33%, from the six months ended January 31, 2011 to the six months ended January 31, 2012. The decrease in SG&A "cash basis" between periods is approximately $211,000, but the decrease in SG&A is overshadowed by the recognition of $356,000 non-cash in non-cash expense related to a consulting agreement with various individuals for investor relations services during the six months ended January 31, 2011. During the six months ended January 31, 2012 the company only recognized $234,000 related to the stock grant contribution to the company sponsored 401K profit sharing plan. The decrease in SG&A "cash basis" between periods of $211,000 is attributable to the cost reduction measures undertaken during the six months ended January 31, 2012 in order to realign our current operations.

Legal and professional fees. Legal and professional fees decreased by $39,000, or 29%, from the six months ended January 31, 2011 to the six months ended January 31, 2012. During the six months ended January 31, 2011 we incurred legal fees associated with our rebranding strategy and various SEC filings. We did not incur these expenses during the six months ended January 31, 2012, thus the decrease between periods.

Bad debt. Bad debt decreased by $40,000, or 100%, from the six months ended January 31, 2011 to the six months ended January 31, 2012. The decrease is attributable to the recognition of bad debt expense for certain accounts receivable we deemed we were unlikely to collect in 2011. We did not recognize any bad debt expense during the six months ended January 31, 2012.

Depreciation and amortization. Depreciation and amortization increased by $5,000 or 10%, from the six months ended January 31, 2011 to the six months ended January 31, 2012. The increase is as a result of the new assets acquired during the six months ended January 31, 2012 that required recognition of additional depreciation.

Operating loss. The Company reported an operating loss of $659,000 for the six months ended January 31, 2012 compared to an operating loss of $512,000 for the six months ended January 31, 2011. The increase in operating loss is primarily attributed to the decline of $554,000 in gross margin between periods. The decline in gross margin was slightly offset by the decline of $333,000 in SG&A, the decline of $39,000 in legal and professional fees and the decline of $40,000 in bad debt expense between periods.

Other income (expense). Other income (expenses) improved by $114,000, or 108% from the six months ended January 31, 2011 to the six months ended January 31, 2012. The primary reason for the improvement in other income (expenses) is attributed to the recognition of $90,000 in gain on sale of an asset; during the six months ended January 31, 2012 we recognized a gain on the sale of our minority interest in our Mexican concession. At the time of the transaction, we had a value of $0 in our books for this asset; as a result the total purchase price was recognized as a gain. Additionally, our interest expense decreased by $16,000 from the six months ended January 31, 2011 to the six months ended January 31, 2012 as a result of the decline in debt between periods.

Net Loss. Net loss increased by $33,000 from the six months ended January 31, 2011 to the six months ended January 31, 2012. The increase in net loss is primarily attributed to the decline of $554,000 in gross margin between periods. The decline in gross margin was slightly offset by the decline of $333,000 in SG&A, the decline of $39,000 in legal and professional fees and the decline of $40,000 in bad debt expense between periods.

Liquidity and Capital Resources

Cash Position: We had a cash balance of $15,000 as of January 31, 2012. Net cash provided by operating activities during the six months ended January 31, 2012 was approximately $13,000. Investing activities during the six months ended January 31, 2012 consumed $31,000, consisting of the acquisition of various servers and computers. Financing activities during the six months ended January 31, 2012 consumed $27,000 in cash. We received proceeds of $88,000 from various promissory notes funded during the six months ended January 31, 2012. The cash consumed during the period is associated with the debt principal payments of $115,000 related to various notes payable. Overall, our net operating, investing and financing activities during the six months ended January 31, 2012 consumed $45,000 of our available cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations. On August 2, 2010, we entered into a $750,000 revolving credit facility with Thermo Credit to finance our expected growth during the year ending July 31, 2012.

Our current cash expenses are expected to be approximately $64,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we do not have sufficient funds to pay our ongoing operating expenses, or to pay our current liabilities which are approximately $2,468,000. We also need approximately $400,000 of additional working capital to fund our ongoing operations. Additionally, we have accumulated a deficit of approximately $76,608,000 and a working capital deficit of approximately $2,191,000, which raises substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended January 31, 2012, we entered into two nine month convertible promissory notes with Asher Enterprise, Inc. for $88,000; additionally on February 3, 2012 we received $32,500 from Asher Enterprise, Inc. under a nine month convertible promissory note. The funds secured will be utilized to cover any cash short falls from operations. We will continue to work with Asher Enterprise and other funding sources to secure additional debt and equity financings. However, we cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report.

Number	Description

10.1	Promissory note payable with Asher Enterprises, Inc., dated February 2, 2012 in the principal amount of $32,500.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: March 15, 2012	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer

Date: March 15, 2012	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Sr. VP of Finance & Corporate Controller
(Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.1	Promissory note payable with Asher Enterprises, Inc., dated February 2, 2012 in the principal amount of $32,500.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.