Form 10-Q
period 2012-04-30
Digerati Technologies, Inc.
filed 2012-06-14
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Number of Shares	Class Common Stock	As of
76,430,339	$.001 par value	June 6, 2012

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2012

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

Consolidated Balance Sheets as of April 30, 2012 and July 31, 2011 (unaudited)	3
Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2012 and 2011 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Deficit for the Nine Months Ended April 30, 2012 (unaudited)	5
Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2012 and 2011 (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	7

Item 2.Management’s Discussions and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 6.Exhibits	18

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	April 30,	July 31,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5	$60
Accounts receivable	75	562
Prepaid and other current assets	99	68
Total current assets	179	690

LONG-TERM ASSETS:
Deferred financing fees	2	34
Intangible assets, net of accumulated amortization of $58 and $46, respectively	92	104

Property and equipment	1,018	877
Less - accumulated depreciation	(882)	(812)
Net property and equipment	136	65

Total assets	$409	$893

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$880	$841
Accrued liabilities	228	143
Current portion of long term debt, net of unamortized discount of $67 and $0, respectively	1,342	794
Derivative liabilities	614	10
Total current liabilities	3,064	1,788

LONG-TERM LIABILITIES:
Long term debt, net of current portion	10	647
10% Convertible debentures, net of unamortized discount of $22 and $0, respectively	3	-
Customer deposits	122	125
Total long-term liabilities	135	772

Total liabilities	3,199	2,560

STOCKHOLDERS' DEFICIT:
Preferred stock, 16,063,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 76,430,339 and 65,882,410
issued and outstanding, respectively	76	66
Additional paid in capital	74,219	74,223
Accumulated deficit	(77,086)	(75,957)
Other comprehensive income	1	1
Total stockholders' deficit	(2,790)	(1,667)
Total liabilities and stockholders' deficit	$409	$893

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Global VoIP services	$570	$3,423	$3,395	$11,470
Cloud-based hosted services	135	74	262	192

Total operating revenues	705	3,497	3,657	11,662

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	594	3,208	3,387	10,660
Selling, general and administrative expense (exclusive of legal and professional fees)	438	762	1,106	1,763
Legal and professional fees	42	106	136	240
Bad debt	-	-	-	40
Depreciation and amortization expense	26	26	82	77
Total operating expenses	1,100	4,102	4,711	12,780

OPERATING LOSS	(395)	(605)	(1,054)	(1,118)

OTHER INCOME (EXPENSE):
Gain on sale of an asset	-	-	90	-
Gain on derivative instruments	129	-	129	-
Loss on debt extinguishment	(75)	-	(75)	(100)
Gain on forgiveness of accrued interest	-	-	-	92
Interest expense	(137)	(49)	(219)	(147)
Total other income (expense)	(83)	(49)	(75)	(155)

NET LOSS	(478)	(654)	(1,129)	(1,273)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	76,113,088	65,463,240	71,483,134	58,745,655

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED APRIL 30, 2012

(Unaudited, in thousands, except share amounts)

			Additional		Other
	Common		Paid-in	Accumulated	Comprehensive
	Shares	Par	Capital	Deficit	Income	Totals
BALANCE, July 31, 2011	65,882,410	$66	$74,223	$(75,957)	$1	$(1,667)
Stock option expense	-	-	111	-	-	111
Stock issued for services	7,106,295	7	206	-	-	213
Warrants issued for services	-	-	150	-	-	150
Initial recording of derivative liability	-	-	(634)	-	-	(634)
Stock issued for debt	3,441,634	3	138	-	-	141
Settlement of derivative liability	-	-	25	-	-	25
Net loss	-	-	-	(1,129)	-	(1,129)
BALANCE, April 30, 2012	76,430,339	$76	$74,219	$(77,086)	$1	$(2,790)

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands, except per share amounts)

	Nine months ended April 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,129)	$(1,273)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on debt extinguishment	75	100
Gain on forgiveness of accrued interest	-	(92)
Gain on sale of concession	(90)	-
Gain derivative instruments	(129)	-
Depreciation and amortization	82	77
Write-off accounts receivables	-	40
Amortization of deferred financing fees	32	27
Issuance of stock grants and options for services	324	755
Issuance of warrants for services	150	-
Amortization of debt discount	35	1
Changes in operating assets and liabilities:
Accounts receivable	487	(316)
Prepaid expenses and other current assets	7	14
Accounts payable	7	123
Accrued liabilities	83	61
Customer deposits	(3)	104
Net cash provided (used in) operating activities	(69)	(379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(31)	(18)
Net cash used in investing activities	(31)	(18)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing fees	-	(73)
Payments on debt	(143)	(407)
Proceeds from debt	163	897
Proceeds from convertible debenture	25	-
Acquisition of put option on warrants	-	(75)
Net cash (used in) provided by financing activities	45	342

DECREASE IN CASH AND CASH EQUIVALENTS	(55)	(55)
CASH AND CASH EQUIVALENTS, beginning of period	60	73

CASH AND CASH EQUIVALENTS, end of period	$5	$18

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$73	$99

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Accrued interest added to debt principal	$24	$-
Reclass prepaid assets to property and equipment	$52	$-
Property and equipment purchased on account	$58	$-
Stock issued for settlement of debt	$67	$200
Debt discount	$125	$-
Derivative liability on tainted warrants	$634	$-
Resolution of derivative liability	$25	$-

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

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the nine months ended April 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $77,086,000 and a working capital deficit of approximately $2,885,000, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance its ability to continue as a going concern. Management has scaled back its operations and reduced operating cost to conserve capital while it secures additional sources of capital to fund its operations. Effective August 15, 2011, the executive officers and employees entered into a salary deferral program for 75% and 15% of their compensation, respectively. In addition, management also reduced its work force by 35% and it downsized its office space by 70%.

On October 1, 2011, November 9, 2011, February 3, 2012, and March 15, 2012 the Company entered into nine month convertible promissory notes with Asher Enterprise, Inc. for $50,000, $37,500, $32,500 and $42,500, respectively. The funds secured are being utilized to cover some of the cash short falls from operations. The Company will continue to work with Asher Enterprise and other funding sources to secure additional debt and equity financings. However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Digerati’s consolidated financial statements as of April 30, 2012 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – DEBT

At April 30, 2012 and July 31, 2011, outstanding debt consisted of the following: (In thousands, except per share amounts).

Outstanding debt consisted of the following: (In thousands)

	April 30,	July 31,
	2012	2011

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured.	$386	$370

Note payable to San Antonio National Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing December 29, 2011, collateralized by Digerati's assets.	13	39

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing November 10, 2011, collateralized by Digerati's assets.	-	18

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing January 10, 2012, collateralized by Digerati's assets.	-	27

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest at 12.00% per annum, maturing March 10, 2012, collateralized by Digerati's assets.	-	18

Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati's assets.	122	131

Note payable to Recap Marketing & Consulting LLP, bearing interest at 3% per annum, maturing October 1, 2010. If the note is not extinguished by the maturity date, the note may be converted to Digerati's common stock at a rate per share mutually agreeable by the parties, however, if converted; the company will issue no more than 1,666,666 common shares.	21	20

Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by Digerati's assets.	154	154

Note payable to ATVF II payable in monthly installments, bearing interest at 16% for the first year and 18% during the second year, maturing May 10, 2013, collateralized by Digerati's assets.	186	187

Note payable to Thermo Credit, LLC., interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing August 2, 2012, collateralized by Digerati's accounts receivable. Bearing an annual interest rate equivalent to the lesser of the maximum rate and the greater of the prime rate plus 8.25% and 11.5%, a commitment fee of 2% and weekly monitoring fee of .05%. Digerati is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, for the 12-month period, of not less than 1.0 as of the last day of each quarter and 2) A consolidated operating income, for the 12-month period, of not less than zero as of the last day of each fiscal year	337	477

Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing July 15, 2012. The holder has the option to convert the principal and accrued interest into Digerati's common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009, net of debt discount of $39 and $0, respectively	11	-

Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing August 2, 2012. The holder has the option to convert the principal and accrued interest into Digerati's common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion, net of debt discount of $29 and $0, respectively.	9	-

Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing August 14, 2012. The holder has the option to convert the principal and accrued interest into Digerati's common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009.	38	-

Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing October 23, 2012. The holder has the option to convert the principal and accrued interest into Digerati's common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009.	32	-

Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing December 19, 2012. The holder has the option to convert the principal and accrued interest into Digerati's common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009.	43	-

Total outstanding long-term debt	1,352	1,441
Current portion of long-term debt	(1,342)	(794)
Long-term debt, net of current portion	$10	$647

Payments on long-term debt of Digerati are due as follows:
		(in thousands)
Fiscal 2012		705
Fiscal 2013		647

Digerati analyzed the new notes issued to Asher for derivative accounting consideration and determined that the embedded conversion option qualify as a derivative instrument, due to the variable conversion price. However, only the notes with maturity dates of July 15, 2012 and August 2, 2012 were accounted as derivative instruments as of April 30, 2012. The remaining Asher notes do not become convertible until after 180 days from the issuance date, hence, no derivative liability is required to be recorded for these notes as of April 30, 2012. Therefore, during the quarter ended April 30, 2012, the Company recognized the fair value of the embedded conversion option on the two Asher notes of $183,380 as a derivative liability, reduced the carrying value of the notes by recognizing a debt discount of $100,000 and recorded a “day 1” derivative loss of $83,380. The debt discount is amortized over the term of the notes.

In April 2012, the Company issued 392,157 common shares upon conversion of the principal amount of $12,000 in one of the Asher notes. Upon conversion, the Company wrote off the related unamortized discount of $10,656 to interest expense and reclassified the corresponding derivative liability of $25,525 to additional paid in capital.

On April 3, 2012, the Company entered into a 10% unsecured convertible debenture for $25,000. The debenture has a term of 3 years and is convertible at a fixed price of $0.03 per share, as follows:

(a) at the option of the holder at any time after one year from the date of issuance; or

(b) at the option of the Company at any time after the closing sales price (or closing bid price) for its common shares exceeds 150% of the conversion price for 20 consecutive trading days.

Additionally, the Company issued 500,000 warrants at an exercise price of $0.03 to the debenture holder. Digerati analyzed the terms of the new debenture and the related warrants for derivative accounting consideration and determined that the warrants qualify as a derivative instrument, due to the exercise price adjustment provision. Therefore, during the quarter ended April 30, 2012, the Company recognized the fair value of the warrants of $32,247 as a derivative liability, reduced the carrying value of the debenture by recognizing a debt discount of $25,000 and recorded a “day 1” derivative loss of $7,247. The discount is amortized over the term of debenture.

For the nine months ended April 30, 2012, amortization expense recognized on the debt discount for the Asher notes and debenture amounted to $35,339.

In December 2011, the Company issued 3,049,477 common shares and 3,430,662 warrants upon conversion of certain ATV notes and related interest totaling to $54,891. Upon conversion, the Company recognized a loss on debt extinguishment amounting to $74,604.

As of April 30, 2012, the Company was in default of its notes with San Antonio National Bank and Thermo Credit, LLC due to its failure to meet certain debt covenant ratios. The Company was able to obtain a waiver from San Antonio National Bank for such defaults. Additionally, on April 18, 2012, the Company entered into a forbearance agreement with Thermo Credit, LLC, in which the lender agreed to temporarily forbear the defaults under the promissory note.

NOTE 4 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

●	Level 1 — Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

●	Level 3 — Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

During the quarter ended April 30, 2012, as a result of the variable conversion rate in the Asher notes (see Note 4), certain outstanding warrants of the Company totaling to 8,805,662 that were not previously accounted as derivatives were “tainted” and as result, required derivative accounting. Consequently, the Company reclassified the fair value the warrants amounting to $633,951 from additional paid in capital to derivative liability.

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of April 30, 2012:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$119,227	$-	$-	$119,227
Warrant derivative liabilities	495,134	-	-	495,134
	$614,361	$-	$-	$614,361

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2011	$10,000
Fair value of embedded conversion derivative liability at issuance	183,380
Fair value of warrant derivative liabilities	666,198
Settlement of derivative liability due to conversion of debt	(25,525)
Unrealized derivative gains included in other income (expense)	(219,692)
Balance at April 30, 2012	$614,361

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

The derivatives were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement dates - $0.03 to $0.07, term of 0.21 years to 5.61 years, expected volatility of 214% to 550%, and discount rates of 0.06% to 1.6%.

NOTE 5 – STOCK OPTIONS AND WARRANTS

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

During the nine months ended April 30, 2012, we issued:

-	5,772,962 common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense of $173,189 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

-	1,333,333 common shares to our Board of Directors for services. The Company recognized stock-based compensation expense of $40,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

-	4,550,000 options to purchase common shares to various employees and directors with an exercise price of $0.05 per share and a term of 5 years. One third of the options vest upon issuance, the remaining balance vest equally over a period of two years. The options have a fair market value of $237,394.

-	3,430,662 warrants to ATV in connection with the conversion of their notes (see Note 4). The warrants have an exercise price of $0.02 and a term of 6 years.

-	5,000,000 warrants for services. The warrants have an exercise price of $0.05 and a term of 3 years.

-	500,000 warrants in connection with the 10% convertible debentures (see Note 4). These warrants have an exercise price of $0.03 and a term of 5 years.

The grant date fair market value of all options and warrants issued were determined using the Black-Scholes option pricing model which used the following assumptions:

Stock price	$0.02 - $0.06
Expected dividend yield	0.00%
Expected stock price volatility	225% - 407%
Risk-free interest rate	0.45% - 1.10%
Expected term	3 - 6 years

Stock option activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2011	11,499,000	$0.04	4.9	$6,300
Granted	4,550,000	$0.05	5.0	$-
Forfeited	-			-
Outstanding at April 30, 2012	16,049,000	$0.05	4.39	$123,682
Exercisable at April 30, 2012	12,287,332	$0.04	4.16	$-

Warrant activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 31, 2011	425,000	$0.18	3.5	$-
Granted	8,930,662	$0.04	4.0	$-
Outstanding at April 30, 2012	9,355,662	$0.04	3.97	$153,434
Exercisable at April 30, 2012	9,355,662	$0.04	3.97	$153,434

Digerati recognized approximately $473,891 and $754,768 in stock based compensation expense to employees and consultants during the nine months ended April 30, 2012 and 2011, respectively. Unamortized compensation cost totaled $170,983 and $83,625 at April 30, 2012 and April 30, 2011, respectively.

NOTE 5 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding. During the nine months ended April 30, 2012 and 2011, we contributed $213,189 and $380,892, respectively.

NOTE 6 - SALE OF MINORITY INTEREST IN MEXICAN CONCESSION

On December 7, 2011, the Company entered into a Stock Purchase Agreement with Next Communications, Inc. (“Next”), where it agreed to sell for $90,000 its minority interest in ATSI Comunicaciones, S. A de C.V., a Mexican entity that holds a concession license. Next agreed to pay $15,000 upon execution of the agreement; $15,000 in VoIP international termination services and $60,000 upon approval of the sale by the Mexican Ministry of Communications and Transportations. Prior to the sale, the Company had a $0 value on its books for this interest; as a result the total purchase price of $90,000 was recognized as a gain on the sale of the concession.

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

The following is a discussion of the consolidated financial condition and results of operations of Digerati for the three and nine months ended April 30, 2012 and 2011. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011. For purposes of the following discussion, fiscal 2012 or 2012 refers to the year ended July 31, 2012 and fiscal 2011 or 2011 refers to the year ended July 31, 2011.

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

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three and nine months ended April 30, 2012 and 2011. All dollar amounts are in thousands.

	Three months ended April 30,				Nine months ended April 30,
	2012	2011	Variances	%	2012	2011	Variances	%
OPERATING REVENUES:
Global VoIP services	$570	$3,423	$(2,853)	-83%	$3,395	$11,470	$(8,075)	-70%
Cloud-based hosted services	135	74	61	82%	262	192	70	36%

Total operating revenues	705	3,497	(2,792)	-80%	3,657	11,662	(8,005)	-69%

Cost of services (exclusive of depreciation and amortization, shown below)	594	3,208	(2,614)	-81%	3,387	10,660	(7,273)	-68%
GROSS MARGIN	111	289	(178)	-62%	270	1,002	(732)	-73%

Selling, general and administrative expense (exclusive of legal and professional fees)	438	762	(324)	-43%	1,106	1,763	(657)	-37%
Legal and professional fees	42	106	(64)	-60%	136	240	(104)	-43%
Bad debt	-	-	-	0%	-	40	(40)	100%
Depreciation and amortization expense	26	26	-	0%	82	77	5	6%
OPERATING LOSS	(395)	(605)	210	-35%	(1,054)	(1,118)	64	-6%

OTHER INCOME (EXPENSE):
Gain on sale of an asset	-	-	-	0%	90	-	90	100%
Gain / loss derivative instruments	129	-	129	100%	129	-	129	100%
Loss on debt extinguishment	(75)	-	(75)	100%	(75)	(100)	25	-25%
Gain on forgiveness of accrued interest	-	-	-	0%	-	92	(92)	-100%
Interest expense	(137)	(49)	(88)	180%	(219)	(147)	(72)	49%
Total other income (expense)	(83)	(49)	(34)	69%	(75)	(155)	80	-52%

NET LOSS	$(478)	$(654)	$176	-27%	$(1,129)	$(1,273)	$144	-11%

Three Months ended April 30, 2012 Compared to Three Months ended April 30, 2011

Global VoIP Services. Global VoIP services revenue decreased by $2,853,000, or 83%, from the quarter ended April 30, 2011 to the quarter ended April 30, 2012. Global VoIP minutes carried by our network decreased by 86% from approximately 100,505,254 minutes of voice traffic during the quarter ended April 30, 2011 to approximately 14,261,133 minutes of voice traffic during the quarter ended April 30, 2012. Our average revenue per minute increased from $0.0341 during the quarter ended April 30, 2011 to $0.0400 for the quarter ended April 30, 2012. The increase in average revenue per minute is attributable to the emphasis in targeting higher revenue rate per minute countries with higher quality of services.

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $61,000, or 82% from the quarter ended April 30, 2011 to the quarter ended April 30, 2012. Over the last 90 days we have added 2 new VAR (value added resellers) and has allowed us to add new hosted services customer, thus the increase in revenue between periods. Cloud-based hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $2,614,000 or 81%, from the quarter ended April 30, 2011 to the quarter ended April 30, 2012. The decrease in cost of services is a direct correlation to the decrease in Global VoIP services revenue. Cost of services, as a percentage of revenue decreased by 7.48% between periods, from 91.74% of revenue during the quarter ended April 30, 2011 to 84.26% of revenue during the quarter ended April 30, 2012. The decrease in cost of services as a percentage of revenue was due to the increase in costs from our vendors realized during the quarter ended April 30, 2012. Additionally, we recognized some credits from our vendors for approximately $22,000 during the quarter ended April 30, 2012

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $324,000, or 43%, from the quarter ended April 30, 2011 to the quarter ended April 30, 2012. The decrease in SG&A "cash basis" between periods is approximately $163,000, but the decrease in SG&A is overshadowed by the recognition of $240,000 non-cash expense related to stock options granted to employees and directors and warrants issued for services. During the quarter ended April 30, 2011 the company recognized $399,000 in non-cash expense related to a consulting agreement with various individuals for investor relations services. The decrease in SG&A "cash basis" between periods of $163,000 is attributable to the cost reduction measures undertaken during fiscal year 2012 in order to realign our current operations.

Legal and professional fees. Legal and professional fees decreased by $64,000, or 60%, from the quarter ended April 30, 2011 to the quarter ended April 30, 2012. During the quarter ended April 30, 2011 we incurred legal fees associated with our rebranding strategy and various SEC filings. We did not incur these expenses during the quarter ended April 30, 2012, thus the decrease between periods.

Depreciation and amortization. Depreciation and amortization remained the same for the comparative periods.

Operating loss. The Company reported an operating loss of $395,000 for the three months ended April 30, 2012 compared to an operating loss of $605,000 for the three months ended April 30, 2011. The improvement in operating loss is primarily attributed to decline in non-cash compensation expense between periods, from $399,000 in non-cash compensation expense during the quarter ended April 30, 2011 to $240,000 in non-cash compensation and warrant expense during the period ended April 30, 2012. Additionally, our legal and professional fees decreased between periods by $64,000.

Other income (expense). Other income (expenses) increased by $34,000, or 69% from the quarter ended April 30, 2011 to the quarter ended April 30, 2012. The primary reason for the increase in other income (expenses) is attributed to the recognition of loss of debt extinguishment of $75,000 related to the conversion of various notes into common stock. Additionally, during the quarter ended April 30, 2012 we recognized $35,000 in amortization expense related to the debt discount of various convertible notes. Also, our interest expense increased between periods by $53,000 related to the increase in interest expense for various notes. These increases we slightly offset by the recognition of $129,000 in a gain of derivative instruments, we are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market.

Net Loss. Net loss improved by $176,000 from the quarter ended April 30, 2011 to the quarter ended April 30, 2012. The improvement in net loss is primarily attributed to decline in non-cash compensation expense between periods, from $399,000 in non-cash compensation expense during the quarter ended April 30, 2011 to $240,000 in non-cash compensation and warrant expense during the period ending April 30, 2012. Additionally, our legal and professional fees decreased between periods by $64,000.

Nine Months ended April 30, 2012 Compared to Nine Months ended April 30, 2011

Global VoIP Services. Global VoIP services revenue decreased by $8,075,000, or 70%, from the nine months ended April 30, 2011 to the nine months ended April 30, 2012. Global VoIP minutes carried by our network decreased by 78% from approximately 344,378,735 minutes of voice traffic during the nine months ended April 30, 2011 to approximately 77,063,284 minutes of voice traffic during the nine months ended April 30, 2012. Our average revenue per minute increased from $0.0333 during the nine months ended April 30, 2011 to $0.0441 for the nine months ended April 30, 2012. The increase in average revenue per minute is attributable to the emphasis in targeting higher revenue rate per minute countries with higher quality of services.

Cloud-based hosted Services. Cloud-based hosted services revenue slightly increased by $70,000, or 36% from the nine months ended April 30, 2011 to the nine months ended April 30, 2012. The increase in revenue between periods is primarily attributed to the increase in customers that are generating significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $7,273,000 or 68%, from the nine months ended April 30, 2011 to the nine months ended April 30, 2012. The decrease in cost of services is a direct correlation to the decrease in Global VoIP services revenue. Cost of services, as a percentage of revenue increased by 1.21% between periods, from 91.41% of revenue during the nine months ended April 30, 2011 to 92.62% of revenue during the nine months ended April 30, 2012. The increase in cost of services as a percentage of revenue was due to the increase in costs from our vendors realized during the nine months ended April 30, 2012. Additionally, during the nine months ended April 30, 2012 we recognized credits of approximately $56,000, related to credits issued to our customers for services, thus reducing our revenue and increasing our cost of services as a percentage of revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $657,000, or 37%, from the nine months ended April 30, 2011 to the nine months ended April 30, 2012. The decrease in SG&A "cash basis" between periods is approximately $371,000, but the decrease in SG&A is overshadowed by the recognition of $755,000 in non-cash expense related to a consulting agreement with various individuals for investor relations services during the nine months ended April 30, 2011. During the nine months ended April 30, 2012 the company only recognized $474,000 related to the stock grant contribution to the company sponsored 401K profit sharing plan and warrants issued to consultants. The decrease in SG&A "cash basis" between periods of $371,000 is attributable to the cost reduction measures undertaken during fiscal 2012 in order to realign our current operations.

Legal and professional fees. Legal and professional fees decreased by $104,000, or 43%, from the nine months ended April 30, 2011 to the nine months ended April 30, 2012. During the nine months ended April 30, 2011 we incurred legal fees associated with our rebranding strategy and various SEC filings. We did not incur these expenses during the nine months ended April 30, 2012, thus the decrease between periods.

Bad debt. Bad debt decreased by $40,000, or 100%, from the nine months ended April 30, 2011 to the nine months ended April 30, 2012. The decrease is attributable to the recognition of bad debt expense for certain accounts receivable we deemed we were unlikely to collect in 2011. We did not recognize any bad debt expense during the nine months ended April 30, 2012.

Depreciation and amortization. Depreciation and amortization increased by $5,000 or 6%, from the nine months ended April 30, 2011 to the nine months ended April 30, 2012. The increase is as a result of the new assets acquired during the nine months ended April 30, 2012 that required recognition of additional depreciation.

Operating loss. The Company reported an operating loss of $1,054,000 for the nine months ended April 30, 2012 compared to an operating loss of $1,118,000 for the nine months ended April 30, 2011. The improvement in operating loss is primarily attributed to decline in non-cash compensation expense between periods, from $755,000 in non-cash compensation expense during the period ended April 30, 2011 to $473,000 in non-cash compensation and warrant expense during the period ended April 30, 2012. Additionally, our legal and professional fees decreased between periods by $104,000 and the decline of $40,000 in bad debt between periods.

Other income (expense). Other income (expenses) improved by $80,000, or 52% from the nine months ended April 30, 2011 to the nine months ended April 30, 2012. The primary reason for the improvement in other income (expenses) is attributed to the recognition of $90,000 in gain on sale of an asset; during the nine months ended April 30, 2012 we recognized a gain on the sale of our minority interest in our Mexican concession. At the time of the transaction, we had a value of $0 in our books for this asset; as a result the total purchase price was recognized as a gain. Additionally, we recognized $129,000 in a gain on derivative instruments, we are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market. These benefits were slightly offset by the recognition of $75,000 in loss on extinguishment of debt related to the conversion of various notes into common stock. Additionally, during the period ended April 30, 2012 we recognized $35,000 in amortization expense related to the debt discount of various convertible notes. Also, our interest expense increased between periods by $37,000 related to the increase in interest expense for various notes.

Net Loss. Net loss improved by $144,000 from the nine months ended April 30, 2011 to the nine months ended April 30, 2012. The improvement in net loss is primarily attributed to decline in non-cash compensation expense between periods, from $755,000 in non-cash compensation expense during the nine months ended April 30, 2011 to $474,000 in non-cash compensation and warrant expense during the nine months ended April 30, 2012. Additionally, our legal and professional fees decreased between periods by $104,000.

Liquidity and Capital Resources

Cash Position: We had a cash balance of $5,000 as of April 30, 2012. Net cash used by operating activities during the nine months ended April 30, 2012 was approximately $69,000. Investing activities during the nine months ended April 30, 2012 consumed $31,000, consisting of the acquisition of various servers and computers. Financing activities during the nine months ended April 30, 2012 provided $45,000 in cash. We received proceeds of $163,000 from various promissory notes and $25,000 from a convertible debenture during the nine months ended April 30, 2012. The cash consumed during the period is associated with the debt principal payments of $143,000 related to various notes payable. Overall, our net operating, investing and financing activities during the nine months ended April 30, 2012 consumed $55,000 of our available cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations. On August 2, 2010, we entered into a $750,000 revolving credit facility with Thermo Credit to finance our expected growth during the year ending July 31, 2013.

Our current cash expenses are expected to be approximately $64,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we do not have sufficient funds to pay our ongoing operating expenses, or to pay our current liabilities which are approximately $2,450,000 (excluding derivative liabilities). We also need approximately $400,000 of additional working capital to fund our ongoing operations. Additionally, we have accumulated a deficit of approximately $77,086,000 and a working capital deficit of approximately $2,885,000, which raises substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended April 30, 2012, we entered into four nine- month convertible promissory notes with Asher Enterprise, Inc. for $163,000; additionally on April 4, 2012 we received $25,000 under a convertible debenture. The funds secured will be utilized to cover any cash short falls from operations. We will continue to work with Asher Enterprise and other funding sources to secure additional debt and equity financings. However, we cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NONE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2012 due to our failure to initially consider the derivative component in our convertible notes, convertible debentures and warrants.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report.

Number	Description

10.1	Promissory note payable with Asher Enterprises, Inc., dated March 15, 2012 in the principal amount of $42,500.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: June 14, 2012	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer

Date: June 14, 2012	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Sr. VP of Finance & Corporate Controller
(Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.1	Promissory note payable with Asher Enterprises, Inc., dated March 15, 2012 in the principal amount of $42,500.

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.