Form 10-K
period 2012-07-31
Digerati Technologies, Inc.
filed 2012-11-13
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _________

Commission File Number: 001-15687

DIGERATI TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	74-2849995 (IRS Employer Identification No.)

3463 Magic Drive, Suite 202 San Antonio, Texas (Address of Principal Executive Offices)	78229 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $1,499,483 based on the closing price of $0.01 per share on January 31, 2012, as reported on the over-the-counter bulletin board.

 There were 149,948,268 shares of issuer’s Common Stock outstanding as of November 12, 2012.

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

History

Digerati Technologies, Inc., a Nevada corporation, was formed in 2004 as the successor to the business originally incorporated in 1994 as a Canadian holding company, Latcomm International, Inc., with a Texas operating subsidiary, Latin America Telecomm, Inc. We operate through our wholly owned subsidiary; Digerati Networks, Inc. Digerati is a premier global VoIP carrier providing international communication services that consist primarily of transporting voice traffic across the world via the Internet.

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

Employees

As of July 31, 2012, we had 6 employees, all of whom performed operational, technical and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2. PROPERTIES.

Our executive office is located at 3463 Magic Drive, Suite 202, San Antonio, Texas, in leased space consisting of 1,090 square feet. The lease for this facility will expire on November 30, 2014. We pay annual rent of $15,804. We believe that our leased facilities are suitable and adequate for their intended use.

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

Fiscal 2011	Low	High
First Quarter	$0.02	$0.04
Second Quarter	$0.03	$0.05
Third Quarter	$0.05	$0.12
Fourth Quarter	$0.04	$0.09

Fiscal 2012	Low	High
First Quarter	$0.02	$0.05
Second Quarter	$0.01	$0.04
Third Quarter	$0.01	$0.08
Fourth Quarter	$0.00	$0.05

Holders

As of November 12, 2012, there were approximately 6,500 common stockholders.

Dividends

We have not paid cash dividends on our common stock because we have not generated sufficient earnings. We do not anticipate paying a dividend in the future and expect to use all available earnings to provide funds for growth of our business.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2012:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	N/A	-0-

Equity Compensation Plans not approved by security holders	26,444,662	$.05	-0-

Total	26,444,662	$.05	-0-

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

The following is a discussion of the consolidated financial condition and results of operations of Digerati Technologies, Inc., for the fiscal years ended July 31, 2012 and 2011. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, fiscal 2012 or 2012 refers to the year ended July 31, 2012 and fiscal 2011 or 2011 refers to the year ended July 31, 2011.

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

Results of Operations

The following table sets forth certain items included in our results of operations in thousands of dollars amounts and variances between periods for the years ended July 31, 2012 and 2011.

Year Ended July 31, 2012 Compared to Year ended July 31, 2011

	Years ended July 31,
	2012	2011	Variances	%
OPERATING REVENUES:
Global VoIP services	$3,746	$14,970	$(11,224)	-75%
Cloud-based hosted services	389	257	132	51%

Total operating revenues	4,135	15,227	(11,092)	-73%

Cost of services (exclusive of depreciation and amortization, shown below)	3,811	14,061	(10,250)	-73%
GROSS MARGIN	324	1,166	(842)	-72%

Selling, general and administrative expense (exclusive of legal and professional fees)	1,481	2,146	(665)	-31%
Legal and professional fees	197	304	(107)	-35%
Bad debt	-	40	(40)	100%
Depreciation and amortization expense	119	100	19	19%
OPERATING LOSS	(1,473)	(1,424)	(49)	3%

OTHER INCOME (EXPENSE):
Gain on sale of an asset	90	-	90	100%
Gain / loss derivative instruments	626	-	626	100%
Loss on debt extinguishment	(75)	(100)	25	-25%
Gain on forgiveness of accrued interest	-	92	(92)	-100%
Interest expense	(412)	(205)	(207)	101%
Total other income (expense)	229	(213)	442	-208%

NET LOSS	$(1,244)	$(1,637)	$393	-24%

Global VoIP Services. Global VoIP services revenue decreased by $11,224,000, or 75%, from the year ended July 31, 2011 to the year ended July 31, 2012. Global VoIP minutes carried by our network decreased by 79% from approximately 414,767,375 minutes of voice traffic during the year ended July 31, 2011 to approximately 86,240,439 minutes of voice traffic during the year ended July 31, 2012. Our average revenue per minute increased from $0.0361 during the year ended July 31, 2011 to $0.0434 for the year ended July 31, 2012. The increase in average revenue per minute is attributable to the emphasis in targeting higher revenue rate per minute countries with higher quality of services. The decrease in revenue is attributable primarily to the price pressure in our industry due to a reduction of international termination and the overall reduction in the number of carriers connected to our network.

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $132,000, or 51%, from the year ended July 31, 2011 to the year ended July 31, 2012. The increase in revenue between periods is primarily attributed to the increase in customers that are generating significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $10,250,000, or 73%, from the year ended July 31, 2011 to the year ended July 31, 2012. The decrease in cost of services is a direct correlation to the decrease in Global VoIP services revenue. Cost of services, as a percentage of revenue decreased by .18% between periods, from 92.34% of revenue during the year ended July 31, 2011 to 92.16% of revenue during the year ended July 31, 2012. The decrease in cost of services as a percentage of revenue was due to the decrease in costs from our vendors realized during the period ended July 31, 2012.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $665,000, or 31%, from the year ended July 31, 2011 to the year ended July 31, 2012. The decrease in SG&A "cash basis" between periods is approximately $568,000, but the decrease in SG&A is overshadowed by the recognition of $767,000 non-cash in non-cash expense related to a consulting agreement with various individuals for investor relations services during the year ended July 31, 2011. During the year ended July 31, 2012 the company only recognized $670,000 related to the stock grant contribution to the company sponsored 401K profit sharing plan and warrants issued to consultants. The decrease in SG&A "cash basis" between periods of $568,000 is attributable to the cost reduction measures undertaken during fiscal 2012 in order to realign our current operations.

Legal and professional fees. Legal and professional fees decreased by $107,000, or 35%, from the year ended July 31, 2011 to the year ended July 31, 2012. During the year ended July 31, 2011 we incurred legal fees associated with our rebranding strategy and various SEC filings. We did not incur these expenses during the year ended July 31, 2012, thus the decrease between periods.

Bad debt. Bad debt decreased by $40,000, or 100%, from the year ended July 31, 2011 to the year ended July 31, 2012. The decrease is attributable to the recognition of bad debt expense for certain accounts receivable we deemed we were unlikely to collect in 2011. We did not recognize any bad debt expense during the year ended July 31, 2012.

Depreciation and amortization. Depreciation and amortization increased by $19,000 or 19%, from the year ended July 31, 2011 to the year ended July 31, 2012. The increase is as a result of the new assets acquired during the year ended July 31, 2012 that required recognition of additional depreciation.

Operating loss. The Company reported an operating loss of $1,473,000 for the year ended July 31, 2012 compared to an operating loss of $1,424,000 for the year ended July 31, 2011. The increase in operating loss is primarily attributed to decline in gross margin, from $1,166,000 during the year ended July 31, 2011 to $324,000 during the year ended July 31, 2012. The decline in gross margin was somewhat offset by the decline in non-cash compensation expense between periods, from $767,000 in non-cash compensation expense during the year ending July 31, 2011 to $670,000 in non-cash compensation and warrant expense during the period ending July 31, 2012. Also the decline in our gross margin was offset by the decline in our legal and professional fees between periods by $107,000 and the decline in our bad debt by $40,000 between periods.

Other income (expense). Other income (expenses) improved by $442,000, or 208% from the year ended July 31, 2011 to the year ended July 31, 2012. The primary reason for the improvement in other income (expenses) is attributed to the recognition of $90,000 in gain on sale of an asset; during the year ended July 31, 2012 we recognized a gain on the sale of our minority interest in our Mexican concession. At the time of the transaction, we had a value of $0 in our books for this asset; as a result the total purchase price was recognized as a gain. Additionally, we recognized $626,000 in a gain on derivative instruments, we are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market. These benefits were slightly offset by the recognition of $75,000 in loss on extinguishment of debt related to the pay-off of various notes in common stock. Additionally, during the period ending July 31, 2012 we recognized $176,000 in accretion expense related to the adjustment to the present value of various convertible notes. Also, our interest expense increased between periods by $31,000 related to the increase in interest expense for various notes secured during the year ended July 31 2012.

Net Loss. Net loss improved by $393,000 from the year ended July 31, 2011 to the year ended July 31, 2012. The improvement in net loss is primarily attributed to the improvement in other income (expense) between periods by $442,000. And the decline in non-cash compensation expense between periods, from $767,000 in non-cash compensation expense during the year ended July 31, 2011 to $670,000 in non-cash compensation and warrant expense during the year ended July 31, 2012. Additionally, our legal and professional fees decreased between periods by $107,000.

Liquidity and Capital Resources

Cash Position: We had a cash balance of $2,000 as of July 31, 2012. Net cash used by operating activities during the year ended July 31, 2012 was approximately $180,000. Investing activities during the year ended July 31, 2012 generated $52,000, consisting of the acquisition of various servers and computers for $33,000 and the proceeds from the sale of a concession for $85,000. Financing activities during the year ended July 31, 2012 provided $70,000 in cash. We received proceeds of $163,000 from various promissory notes and $50,000 from various convertible debentures during the year ended July 31, 2012. The cash consumed during the period is associated with the debt principal payments of $143,000 related to various notes payable. Overall, our net operating, investing and financing activities during the year ended July 31, 2012 consumed $58,000 of our available cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations. On August 2, 2010, we entered into a $750,000 revolving credit facility with Thermo Credit to finance our expected growth during the year ending July 31, 2013.

Our current cash expenses are expected to be approximately $57,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we do not have sufficient funds to pay our ongoing operating expenses, or to pay our current liabilities which are approximately $2,479,000. We also need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have accumulated a deficit of approximately $77,201,000 and a working capital deficit of approximately $2,448,000, which raises substantial doubt about the Company’s ability to continue as a going concern.

During the year ended July 31, 2012, we entered into four nine-month convertible promissory notes with Asher Enterprise, Inc. for $163,000; additionally during the year ended July 31, 2012 we received $50,000 under various convertible debentures. The funds secured were utilized to cover our cash short falls from operations. We will continue to work with various funding sources to secure additional debt and equity financings. However, we cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

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

	For the Years Ended July 31,
	2012	2011
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	415.75%	218.67% - 223.86%
Risk-free interest rate	1.42%	2.04% - 3.12%
Expected term	3.5 - 4.25 years	3.5 - 4.75 years

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

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Digerati Technologies, Inc.

San Antonio, Texas

We have audited the accompanying consolidated balance sheet of Digerati Technologies, Inc. and its subsidiaries (collectively, “Digerati”) as of July 31, 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of Digerati's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digerati Technologies, Inc. and its subsidiaries as of July 31, 2012 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates Ltd., LLP

www.lbbcpa.com

Houston, Texas

November 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Digerati Technologies, Inc.

San Antonio, Texas

We have audited the accompanying consolidated balance sheet of Digerati Technologies, Inc. and its subsidiaries (collectively, “Digerati”) as of July 31, 2011, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of Digerati's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Digerati is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Digerati's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digerati Technologies, Inc. and its subsidiaries as of July 31, 2011 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

October 31, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 31,	July 31,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$60
Accounts receivable, net	10	562
Prepaid and other current assets	19	68
Total current assets	31	690

LONG-TERM ASSETS:
Deferred financing fees	-	34
Intangible assets, net of accumulated amortization of $61 and $46, respectively	89	104

Property and equipment, net	104	65

Total assets	$224	$893

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$869	$841
Accrued liabilities	257	143
Current portion of long term debt, net of unamortized discount of $28 and $0, respectively	1,259	794
Derivative liability	94	10
Total current liabilities	2,479	1,788

LONG-TERM LIABILITIES:
Long term debt, net of current portion	-	647
10% Convertible debentures, net of unamortized discount of $67 and $0, respectively	8	-
Customer deposits	124	125
Total long-term liabilities	132	772

Total liabilities	2,611	2,560

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, 16,063,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 112,058,316 and 65,882,410
issued and outstanding, respectively	112	66
Additional paid in capital	74,701	74,223
Accumulated deficit	(77,201)	(75,957)
Other comprehensive income	1	1
Total stockholders' deficit	(2,387)	(1,667)
Total liabilities and stockholders' deficit	$224	$893

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended July 31,
	2012	2011
OPERATING REVENUES:
Global VoIP services	$3,746	$14,970
Cloud-based hosted services	389	257

Total operating revenues	4,135	15,227

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	3,811	14,061
Selling, general and administrative expense (exclusive of legal and professional fees)	1,481	2,146
Legal and professional fees	197	304
Bad debt	-	40
Depreciation and amortization expense	119	100
Total operating expenses	5,608	16,651

OPERATING LOSS	(1,473)	(1,424)

OTHER INCOME (EXPENSE):
Gain on sale of an asset	90	-
Gain derivative instruments	626	-
Loss on debt extinguishment	(75)	(100)
Gain on forgiveness of accrued interest	-	92
Interest expense	(412)	(205)
Total other income (expense)	229	(213)

NET LOSS	(1,244)	(1,637)

LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	75,423,982	57,934,037

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JULY 31, 2012 AND 2011
(In thousands, except share amounts)

			Additional		Other
	Common		Paid-in	Accumulated	Comprehensive
	Shares	Par	Capital	Deficit	Income	Totals
BALANCE, July 31, 2010	45,504,120	$46	$73,276	$(74,320)	$1	$(997)
Stock option expense	-	-	197	-	-	197
Stock issued for settlement of debt	5,000,000	5	195	-	-	200
Stock issued for services	15,378,290	15	555	-	-	570
Net loss	-	-	-	(1,637)	-	(1,637)
BALANCE, July 31, 2011	65,882,410	$66	$74,223	$(75,957)	$1	$(1,667)
Stock option expense	-	-	131	-	-	131
Stock issued for services	14,094,150	14	275	-	-	289
Warrants issued for services	-	-	250	-	-	250
Warrants - derivative liability	-	-	(634)	-	-	(634)
Stock issued for debt	32,081,756	32	456	-	-	488
Net loss	-	-	-	(1,244)	-	(1,244)
BALANCE, July 31, 2012	112,058,316	$112	$74,701	$(77,201)	$1	$(2,387)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

	Years ended July 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,244)	$(1,637)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on debt extinguishment	75	100
Gain on forgiveness of accrued interest	-	(92)
Gain on sale of concession	(90)	-
Gain derivative instruments	(626)	-
Depreciation and amortization	119	100
Write-off accounts receivables	-	40
Amortization of deferred financing fees	34	36
Amortization of debt discount	176	1
Issuance of stock grants and options for services	420	767
Issuance of warrants for services	250	-
Changes in operating assets and liabilities:
Accounts receivable	552	(77)
Prepaid expenses and other current assets	54	(17)
Accounts payable	(57)	204
Accrued liabilities	158	64
Customer deposits	(1)	109
Net cash (used in) operating activities	(180)	(402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of concession	85	-
Purchases of property & equipment	(33)	(21)
Net cash provided by / (used in) investing activities	52	(21)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing fees	-	(73)
Payments on debt	(143)	(539)
Proceeds from convertible debt	163	1,097
Proceeds from convertible debentures	50	-
Acquisition of put option on warrants	-	(75)
Net cash provided by financing activities	70	410

DECREASE IN CASH AND CASH EQUIVALENTS	(58)	(13)
CASH AND CASH EQUIVALENTS, beginning of period	60	73

CASH AND CASH EQUIVALENTS, end of period	$2	$60

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$87	$152

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Accrued interest added to debt principal	$44	$-
Property and equipment purchased on account	$110	$-
Stock issued for settlement of debt	$488	$200
Derivative liability on tainted warrants	$634	$-
Conversion of accounts payable to convertible debentures	$25	$-

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

Revenue Recognition. Digerati derives revenue from two product offerings Global VoIP Services and Cloud-based Hosted Services. Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided, the price is fixed or determinable, collectability is reasonably assured and there are no significant obligations remaining.

Digerati records and reports its revenue on the gross amount billed to its customers in accordance with the following indicators:

  Digerati is the primary obligor in its arrangements,
  Digerati has latitude in establishing pricing,
  Digerati changes the product or performs part of the service and is involved in the determination of the product or service specifications,
  Digerati has discretion in supplier selection and
  Digerati assumes credit risk for the amount billed to the customer.

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

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2012 and 2011, Digerati's allowance for doubtful accounts balance was $0.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is probable within the next 12 months from the balance sheet date. As of July 31, 2012 and 2011, Digerati has derivative instruments related to, convertible debt, debentures and warrants (see Note 5).

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

Since January 1, 2007, Digerati accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, Digerati recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of July 31, 2012 and 2011.

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

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended July 31, 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Our derivative liabilities as of July 31, 2012 and 2011 of $94,000 and $10,000, respectively, were valued using Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2011	$10,000
Derivative liability - convertible debt	84,000
Balance at July 31, 2012	$94,000

Recently issued accounting pronouncements. Digerati does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on Digerati's results of operations, financial position or cash flows.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the year July 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $77,201,000 and a working capital deficit of approximately $2,448,000, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance its ability to continue as a going concern. Management has scaled back its operations and reduced operating cost to conserve capital while it secures additional sources of capital to fund its operations. Effective August 15, 2011, the executive officers and employees entered into a salary deferral program for 75% and 15% of their compensation, respectively. In addition, management also reduced its work force by 60% and it downsized its office space by 70%.

On October 1, 2011, November 9, 2011, February 3, 2012, and March 15, 2012 the Company entered into nine month convertible promissory notes with Asher Enterprise, Inc. for $50,000, $37,500, $32,500 and $42,500, respectively. The funds secured are being utilized to cover some of the cash short falls from operations. The Company will continue to work with various funding sources to secure additional debt and equity financings. However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Digerati’s consolidated financial statements as of July 31, 2012 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Following is a summary of Digerati’s property and equipment at July 31, 2012 and 2011 (in thousands):

	Useful lives	2012	2011
Telecom equipment & software	1-5 years	$1,020	$877
Less: accumulated depreciation		(916)	(812)
Net–property and equipment		$104	$65

For the years ended July 31, 2012 and 2011, depreciation and amortization totaled approximately $119,000 and $100,000, respectively.

NOTE 5 – DEBT

At July 31, 2012 and July 31, 2011, outstanding debt consisted of the following: (In thousands, except per share amounts).

	July 31,	July 31,
	2012	2011

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum,
maturing July 31, 2012, unsecured.	$390	$370

Note payable to Vantage Bank payable in monthly installments, bearing interest
at 8.00% per annum, maturing December 29, 2011, collateralized by Digerati's assets. (See details below)	13	39

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest
at 12.00% per annum, maturing November 10, 2011, collateralized by Digerati's assets.	-	18

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest
at 12.00% per annum, maturing January 10, 2012, collateralized by Digerati's assets.	-	27

Note payable to ATV Texas Ventures payable in monthly installments, bearing interest
at 12.00% per annum, maturing March 10, 2012, collateralized by Digerati's assets.	-	18

Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest
at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati's assets. (See details below)	122	131

Note payable to Recap Marketing & Consulting LLP, bearing interest at 3% per annum, maturing October 1, 2010. If the note is not extinguished by the maturity date, the note may be converted to Digerati's common stock at a rate per share mutually agreeable by the parties, however, if converted;
the company will issue no more than 1,666,666 common shares.	21	20

Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year
and 18% during the second year, maturing January 10, 2013, collateralized by Digerati's assets. (See details below)	154	154

Note payable to ATVF II payable in monthly installments, bearing interest at 16% for the first year
and 18% during the second year, maturing May 10, 2013, collateralized by Digerati's assets. (See details below)	186	187

Note payable to Thermo Credit, LLC., interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing August 2, 2012, collateralized by Digerati's accounts receivable. Bearing an annual interest rate equivalent to the lesser of the maximum rate and the greater of the prime rate plus 8.25% and 11.5%, a commitment fee of 2% and weekly monitoring fee of .05%.
Digerati is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, for the 12-month period, of not less than 1.0 as of the last day of each quarter and 2) A consolidated
operating income, for the 12-month period, of not less than zero as of the last day of each fiscal year. (See details below)	325	477

Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing October 23, 2012.
The holder has the option to convert the principal and accrued interest into Digerati's common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion
or $.00009, net of debt discount of $28 and $0, respectively.	5	-

Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing December 19, 2012.
The holder has the option to convert the principal and accrued interest into Digerati's common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion
or $.00009.	43	-

Total outstanding long-term debt	1,259	1,441
Current portion of long-term debt	(1,259)	(794)
Long-term debt, net of current portion	$-	$647

Digerati analyzed the new notes issued to Asher for derivative accounting consideration and determined that the embedded conversion option qualify as a derivative instrument, due to the variable conversion price. Therefore, as of the period ending July 31, 2012, the company recognized a net debt discount of $27,576 associated to the Asher convertible note with a maturity date of July 18, 2012. Additionally, the company recognized derivative liability of $39,634.

During the year ended July 31, 2012, the Company issued 29,032,249 common shares upon conversion of various notes in the principal amount of $162,500.

During the year ended July, 2012, the Company issued 3,049,477 common shares and 3,430,662 warrants upon conversion of certain ATV notes and related interest totaling to $54,891. Upon conversion, the Company recognized a loss on debt extinguishment amounting to $74,604.

On October 12, 2010, three of the warrant holders exercised their put rights and as a result, the Company made payments to the related warrant holders amounting to $75,000 which was charged to derivative liability and resulted in a remaining balance of $10,000 as of July 31, 2012. The Company cancelled the related warrants as a result of the payment made for the put rights.

On April 3, 2012, May 15, 2012 and June 21, 2012 the Company entered into three Convertible Debentures for $50,000. The holders can convert the debentures into common stock at a rate of $0.03. Additionally, the Company issued 1,000,000 warrants at an exercise price of $0.03 to the debenture holders. Digerati analyzed the new debentures for derivative accounting consideration and determined that the warrants qualify as a derivative instrument, due to the exercise price adjustment provision. Therefore, as of the period ending July 31, 2012, the company recognized a net debt discount of $44,363. Additionally, the Company recognized derivative liability of $3,706.

On May 2, 2012, the Company entered into a consulting agreement and issued a Convertible Debentures for $25,000. The holder can convert the debentures into common stock at a rate of $0.03. Additionally, the Company issued 500,000 warrants at an exercise price of $0.03 to the debenture holder. Digerati analyzed the new debentures for derivative accounting consideration and determined that the warrants qualify as a derivative instrument, due to the exercise price adjustment provision. Therefore, as of the period ending July 31, 2012, the company recognized a net debt discount of $22,309. Additionally, the Company recognized derivative liability of $1,853.

As of July 31, 2012, the Company was in default of its notes with Vantage Bank Texas, National Association (formerly San Antonio National Bank) and Thermo Credit, LLC due to its failure to meet certain debt covenant ratios. The Company was able to obtain a waiver until July 31, 2012 from Vantage Bank for such defaults. On July 5, 2012, Vantage Bank filed a lawsuit in Bexar County, Texas against the Company for failure to pay the remaining indebtedness, according the lawsuit the principal balance outstanding is $13,119 and interest of $1,482. The Company is defending the claims, at this time we can not predict the outcome of this lawsuit and the impact to the ongoing operations.

Additionally, on April 18, 2012, the Company entered into a forbearance agreement with Thermo Credit, LLC, in which the lender agreed to temporarily forbear the defaults under the promissory note. The Company is currently negotiating the extension of the promissory note with Thermo Credit, as of the date of this filing no agreement has been reached. At this time we can not predict the terms or when the final agreement will be executed, also we can not predict the impact of the agreement to the ongoing operations.

As of the date of this filing, the Company is in default of its notes with Alfonso Torres and Recap Marketing and Consulting LLP. The Company is currently negotiating the extension of the promissory notes with these lenders, as of the date of this filing no agreement has been reached. At this time we can not predict the terms or when the final agreement will be executed, also we can not predict the impact of the agreement to the ongoing operations.

NOTE 6 - INCOME TAXES

At July 31, 2012, Digerati had a consolidated net operating loss carry-forward (“NOL”) of approximately $19,660,000 expiring in 2020 through 2030. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382 of the Tax Reform Act of 1986.

Digerati conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and Digerati's liquidity and equity positions. As of July 31, 2012, Digerati has determined that a valuation allowance is necessary for the entire amount of deferred tax assets.

Deferred tax assets are comprised of the following as of July 31, 2012 and 2011:

	2012	2011
Net operating loss carryover	$6,881,000	$6,777,000
Valuation allowance	(6,881,000)	(6,777,000)
Total deferred tax asset, net	$-	$-

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Digerati leases its office space with monthly payments of $1,363; the lease expires in November 2014. The annual rent expense under the operating lease was $27,836 and $55,240 for 2012 and 2011, respectively. The future minimum lease payment under the operating lease for fiscal year 2013 and 2014 amount to $16,350 and $16,895, respectively.

From time to time the Company is involved in various litigations in the ordinary course of business. The Company’s management believes existing litigations will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

NOTE 8 – EQUITY

During the year ended July 31, 2012 Digerati issued a total of 14,094,150 common shares to employees, directors and consultants for services rendered. See Note 9 for details.

During the year ended July 31, 2012 Digerati issued a total of 32,081,756 common shares to various creditors for the conversion of $143,000 of debt into common stock.

NOTE 9 – STOCK -BASED COMPENSATION

In September 2005, Digerati adopted its 2005 stock compensation plan. This plan, as amended, authorizes the grant of up to 30 million shares of common stock (warrants, stock options, restricted common shares, non-restricted common shares and other awards) to employees, Directors, and certain other persons. The number of authorized shares of common stock will automatically increase as of the date of any new grants pursuant to the Plan by the aggregate number of shares subject to such grant. The plan is intended to permit Digerati to retain and attract qualified individuals who will contribute to the overall success of Digerati. Digerati’s Board of Directors determines the terms of any grants under the plan. Exercise prices of all warrants, stock options and other awards vary based on the market price of the shares of common stock as of the date of grant. The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest based on the terms of the individual grant.

During the year ended July 31, 2012, we issued:

-	5,772,962 common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense of $173,189 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

-	6,987,855 common shares to various employees for services. The Company recognized stock-based compensation expense of $75,370 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

-	1,333,333 common shares to our Board of Directors for services. The Company recognized stock-based compensation expense of $40,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

-	5,350,000 options to purchase common shares to various employees and directors with an exercise price of $0.05 per share and a term of 7 years. One third of the options vest upon issuance, the remaining balance vest equally over a period of two years. Upon issuance the options had a fair market value of $227,490. The Company recognized stock-based compensation expense of $84,627 equivalent to the fair market value of the options vested at issuance.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	415.75%
Risk-free interest rate	1.42%
Expected term	3.5 - 4.25 years

As of July 31, 2012, Digerati had 14,589,000 outstanding options with a weighted average exercise price of $0.046, a weighted average remaining term of 5.6 years and an intrinsic value of zero.

Digerati recognized approximately $420,000 and $767,000 in stock based compensation expense to employees and consultants during the year ended July 31, 2012 and 2011, respectively. Unamortized compensation cost totaled $152,000 and $44,000 at July 31, 2012 and July 31, 2011, respectively

A summary of the options as of July 31, 2012 and 2011 and the changes during the years ended July 31, 2012 and 2011 are presented below:

		Weighted-average	Weighted-average
	Options	exercise price	remaining term (years)

Outstanding at July 31, 2010	7,494,000	0.04	5.0
Granted	4,935,000	0.05	7.0
Forfeited	(930,000)	0.06	6.9
Outstanding at July 31, 2011	11,499,000	0.04	4.9
Granted	5,350,000	0.05	7.6
Forfeited	(2,260,000)	0.04	4.5
Outstanding at July 31, 2012	14,589,000	0.05	5.6
Exercisable at July 31, 2012	10,382,332	0.04	4.8

The options at July 31, 2012 and 2011 have an intrinsic value of $0 and $6,300, respectively.

NOTE 10 – WARRANTS

During the year ended July 31, 2012, we issued:

-	7,500,000 warrants to various consultants for services rendered at an average exercise price of $0.049. The Company recognized warrant expense of $250,000 equivalent to the value of the warrants calculated based on the share’s closing price at the grant dates.

-	1,000,000 warrants to various convertible debenture holders, at an exercise price of $0.03, for their $50,000 investment in the Company. Digerati analyzed the new debentures for derivative accounting consideration and determined that the warrants qualify as a derivative instrument, due to the exercise price adjustment provision. Therefore, as of the period ending July 31, 2012, the company recognized a net debt discount of $44,363. Additionally, the Company recognized derivative liability of $3,706.

-	3,430,662 warrants to ATV TX Ventures at an exercise price of $0.016, the warrants were issued as part of a conversion of $55,000 of debt into common stock. Upon conversion, the Company recognized a loss on the extinguishment of debt of $75,000.

The fair market value of all warrants issued were determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	226.93% - 418.67%
Risk-free interest rate	0.73% - 0.89%
Expected term	3.0 - 6.0 years

A summary of the warrants as of July 31, 2012 and 2011 and the changes during the years ended July 31, 2012 and 2011 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2010	800,000	0.19	4.5
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(375,000)	0.19	4.5
Outstanding at July 31, 2011	425,000	0.18	3.5
Granted	11,930,662	0.04	4.5
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2012	12,355,662	0.04	4.5
Exercisable at July 31, 2012	12,355,662	0.04	4.5

As of July 31, 2012, Digerati had outstanding warrants totaling 12,355,662 with a weighted average exercise price of $0.04, a weighted average remaining term of 4.50 years and an intrinsic value of zero. Warrants totaling 375,000 were cancelled during fiscal 2011 as a result of the warrant holders exercising their related put rights (see Note 5)

NOTE 11 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

During the year ended July 31, 2012, as a result of the variable conversion rate in the Asher notes (see Note 5), certain outstanding warrants of the Company totaling to 10,805,662 that were not previously accounted as derivatives were “tainted” and as result, required derivative accounting. Consequently, the Company reclassified the fair value the warrants amounting to $633,951 from additional paid in capital to derivative liability.

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of July 31, 2012:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$55,000	$-	$-	$55,000
Warrant derivative liabilities	39,00	-	-	39,000
	$94,000	$-	$-	$94,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2011	$10,000
Fair value of embedded conversion derivative liability at issuance	183,380
Fair value of warrant derivative liabilities	666,198
Settlement of derivative liability due to conversion of debt	(139,578)
Unrealized derivative gains included in other income (expense)	(626,000)
Balance at July 31, 2012	$94,000

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

NOTE 12 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding. During the year ended July 31, 2012 and 2011, we contributed $173,189 and $380,892, respectively.

NOTE 13 - SALE OF MINORITY INTEREST IN MEXICAN CONCESSION

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

NOTE 14 – MAJOR CUSTOMERS AND MAJOR VENDORS

Digerati generated 21% of its revenues from its top three customers during the year ended July 31, 2012 and 12% of its revenues from its top three customers during the year ended July 31, 2011. Although the Company believes that in the event of loss of such customers the Company will still be able to generate comparable sales, there can be no assurance concerning such revenues.

Digerati incurred 20% of its cost of revenues from its top three vendors during the year ended July 31, 2012 and 14% percent of its cost of revenues from its top three vendors during the year ended July 31, 2011. The Company believes that there are potential alternative vendors and that it will be necessary to establish relationships with new providers. However, there can be no assurance that the Company can establish such relationships or that they will result in increased revenues.

NOTE 15 - SUBSEQUENT EVENTS

During the quarter ended October 31, 2012, the Company issued 35,200,249 common shares upon conversion of various notes in the principal amount of $54,500.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2012.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of July 31, 2012 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Business Experience

The following table contains the name, age of our Directors and executive officers.

Name	Age	Position Held	Held Office Since
Arthur L. Smith	48	President, Chief Executive Officer and Director	2003
Antonio Estrada Jr.	38	Sr. Vice President, Finance & Corporate Controller	2007
John R. Fleming	58	Director, Interim Executive Chairman of the Board	2002
Murray R. Nye	58	Director	1996

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities we issued. Each such person is required to provide us with copies of the reports filed. Based on a review of the copies of such forms furnished to us and other information, we believe that, during the fiscal year ended July 31, 2012, none of our officers, Directors or owners of 10% of any class of our securities failed to report transactions in our securities or reported transactions in our securities late.

Code of Ethics

We adopted an Executive Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller and other members of our management team. The Executive Code of Ethics may be viewed on our Website, www.digerati-inc.com. A copy of the Executive Code of Ethics will be provided without charge upon written request to Digerati Technologies, Inc., 3463 Magic Drive, Suite 202, San Antonio, Texas 78229.

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

The stockholder’s recommendation and information described above must be sent to us at 3463 Magic Drive, Suite 202, San Antonio, Texas 78229 and, if the nominee is to be elected at a meeting of the stockholders, must be received by the Chief Executive Officer at least 180 days prior to the anniversary date of our most recent annual meeting of stockholders.

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

Annual Incentive Awards. Our objective for offering annual cash bonus awards to our named executive officers is to motivate them to achieve our annual financial goals, while taking into account their individual goals and responsibilities. Our Board of Directors implemented our executive officer bonus plan, effective as of the first quarter of fiscal 2009 pursuant to which our named executive officers became eligible to receive cash bonus awards calculated and paid on a quarterly basis. The amounts payable under our executive officer bonus plan were to be calculated based on our revenue, margin, cash balance and net income for 2011 against the 2011 financial plan approved by our Board of Directors. During the year ended July 31, 2012, the executive officer bonus plan was terminated.

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

Payouts under our executive officer bonus plan are dependent on our achievement towards our revenue, margin, cash balance and net income goal such that 100% of the bonus target amounts would be paid upon achievement of 100% of the net income goal. Above and below target performance methodologies were also established

We consider the specific performance goals established in the 2011 financial plan to be our confidential information, the disclosure of which would cause us to experience financial harm. We believe that tying annual bonus payments for each of our named executive officers to the achievement of challenging revenue, margin, cash balance and net income goals best aligns the interest of our executives with the interests of our stockholders and promotes a unity of purpose among our key business leaders. Regardless of our actual financial performance under our 2011 financial plan, our Board of Directors retained the discretion to adjust bonuses payable under our 2011 executive officer bonus plan up or down as it deemed appropriate.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation (3) ($)	Total ($)

Arthur L. Smith CEO & President	2012 2011	$64,525 $165,000	$ -0- $20,059	$ -0- $ -0-	$ 44,348 $ 28,217	$46,000 $92,000	$154,873 $305,276
Antonio Estrada Jr. Senior Vice President of Finance & Corporate Controller	2012 2011	$55,630 $121,000	$ -0- $ 24,479	$ -0- $ -0-	$ 39,131$ 28,217	$36,370 $81,846	$131,131 $255,542

(1)	Bonus amounts paid during fiscal 2011 were paid for achieving monthly margin requirements as stipulated in the annual compensation plan and closing of financings for FY2011.
(2)	A description of the assumptions made in valuation of options granted can be found in Note 9 to the Financial Statements, which is deemed to be a part of this Item.
(3)	All other compensation consists of contributions to the Non-Standardized Profit Sharing Plan.

Equity-based Compensation Plans

Our Board of Directors adopted the 2005 Stock Compensation Plan (the “Plan”). Under the Plan the Board of Directors may grant up to 30 million shares of our common stock to our officers, Directors, employees and consultants. Grants may be in the form of incentive stock options, non-statutory stock options, restricted stock awards, and/or unrestricted stock awards. The number of authorized shares of common stock will automatically increase as of the date of any new grants pursuant to the Plan by the aggregate number of shares subject to such grant. The number and terms of each award is determined by the Board of Directors, subject to the limitation that the exercise price of any option may not be less than the fair market value of the common stock on the date of grant. The Board of Directors has not retroactively granted options, but has repriced options under the Plan. The following tables set forth information about the number of grants made during fiscal 2012 and 2011 and the number of outstanding stock options held by each of our named executive officers as of July 31, 2012.

GRANTS OF PLAN-BASED AWARDS

(1)	Contributions to the Non-Standardized Profit Sharing Plan for FY08, FY09, FY10 and FY11
(2)	This represents the re-pricing of previously issued stock options. A description of the assumptions made in valuation of options granted can be found in Note 8 to the Financial Statements, which is deemed to be a part of this Item.
(3)	Issuance of stock options and stock grants, a description of the assumptions made in valuation of options and stock granted can be found in Note 9 to the Financial Statements, which is deemed to be a part of this Item.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Arthur L. Smith	420,000	-	$ 0.040	9/29/2015	-	-
	525,000	-	$ 0.040	10/3/2015	-	-
	300,000	-	$ 0.040	9/25/2016	-	-
	450,000	-	$ 0.040	8/15/2017	-	-
	650,000	-	$ 0.045	2/01/2018	-	-
	1,250,000	-	$ 0.050	4/06/2019	-	-
Antonio Estrada Jr.	347,000	-	$ 0.040	9/29/2015	-	-
	475,000	-	$ 0.040	10/3/2015	-	-
	250,000	-	$ 0.040	9/25/2016	-	-
	375,000	-	$ 0.040	8/15/2017	-	-
	650,000	-	$ 0.045	2/01/2018	-	-
	950,000	-	$ 0.050	4/06/2019	-	-

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

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contribution in Last FY ($)	Registrant Contribution for FY2011 & FY2012 ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals /Distributions ($)	Aggregate Balance at Last FYE ($)(2)
Arthur L. Smith	$ -0-	$92,000	$ -0-	$ -0-	$92,000
Antonio Estrada, Jr.	$ -0-	$72,216	$ -0-	$ -0-	$72,216

(1)	All amounts reported in this column are included as Other Compensation for fiscal 2011 & 2012 in the Summary Compensation Table.
(2)	All amounts reported in this column are included as Other Compensation for fiscal 2011 & 2012 in the Summary Compensation Table.

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

The following table lists the beneficial ownership of shares of our Common Stock (i) each person know to the Company to own more than 5% of the outstanding voting securities issued by the Company, (ii) each Director and nominee, (iii) the named executive officers, and (iv) all Directors and officers as a group. Information with respect to officers, Directors and their families is as of July 31, 2012 and is based on the books and records of the Company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the Company’s principal executive office and all securities are beneficially owned solely by the person indicated.

NAME OF	COMMON		% OF	TOTAL VOTING
INDIVIDUAL OR GROUP	STOCK		CLASS (1)	INTEREST

INDIVIDUAL OFFICERS,
DIRECTORS AND NOMINEES

Arthur L. Smith	11,070,426	(2)	9.2%	11,070,426	(2)
President, Chief Executive Officer
Director

Antonio Estrada Jr.	9,871,707	(3)	8.2%	9,871,707	(3)
Sr. VP of Finance & Corporate Controller

John R. Fleming	4,836,201	(4)	4.0%	4,836,201	(4)
Director

Murray R. Nye	4,836,201	(5)	4.0%	4,836,201	(5)
Director

ALL OFFICERS AND
DIRECTORS AS A GROUP	30,614,535	(6)	25.3%	30,614,535	(6)

(1)    Based upon 120,800,316 shares of common stock outstanding as of July 31, 2012. Any shares represented by options exercisable within 60 days after July 31, 2012 are treated as being outstanding for the purpose of computing the percentage of the class for such person but not otherwise.

(2)    Includes 2,761,667 shares subject to options exercisable at July 31, 2012.

(3)    Includes 2,413,667 shares subject to options exercisable at July 31, 2012.

(4)    Includes 1,783,333 shares subject to options exercisable at July 31, 2012.

(5)    Includes 1,783,333 shares subject to options exercisable at July 31, 2012.

(6)    Includes 8,742,000 shares subject to options exercisable at July 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid to MaloneBailey; LLP for audit services rendered in connection with the audits and reviews of Digerati’s consolidated financial statements and reports for the years ended July 31, 2012 and 2011.

	Year Ended July 31,
Description of Fees	2012	2011

Audit Fees	$46,400	$46,650
Audit Related Fees	-0-	-0-
Tax fees	$1,750	-0-
All Other Fees	-0-	-0-

The Board of Directors has instructed MaloneBailey, LLP that any fees for non-audit services must be approved before being incurred. During fiscal 2012 we incurred $1,750 in non-audit fees to MaloneBailey, LLP for tax work related to our 2010 tax return.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are exhibits to this report.

2.1	Plan and Agreement of Merger of ATSI Communications, Inc. with and into ATSI Merger Corporation, dated as of March 24, 2004. (Exhibit 2.1 to Form 8-K of ATSI filed on May 24, 2004)

3.1	Articles of Incorporation of ATSI Merger Corporation. (Exhibit 3.1 to Form 8-K of ATSI filed on May 24, 2004)

3.2	Bylaws of ATSI Merger Corporation. (Exhibit 3.2 to Form 8-K of ATSI filed on May 24, 2004)

3.3	Articles of Merger of ATSI Communications, Inc. with and into ATSI Merger Corporation. (Exhibit 3.3 to Form 8-K of ATSI filed on May 24, 2004)

4.1	Promissory note payable to Alfonso Torres dated October 1, 2007 in the principal amount of $459,170. (Exhibit 10.4 to Form 10-QSB for the period ended October 31, 2006 filed December 1 4, 2007)

4.2	Promissory Notes payable to several holders dated September 26, 2008 in the principal amount of $850,000. (Exhibit 4.6 to Form 10-KSB for the period ended July 31, 2008 filed October 29, 2008)

4.3	Promissory note payable to San Antonio National Bank dated October 23, 2008 in the principal amount of $425,000. (Exhibit 10.1 to Form 10-KSB for the period ended October 31, 2008 filed December 15, 2008)

4.4	Promissory note payable and security agreement with ATV Texas Ventures III, LP. dated November 11, 2009 in the principal amount of $100,000. (Exhibit 10.1 to Form 10-K for the period ended October 31, 2009 filed December 12, 2009)

4.5	Promissory note payable and security agreement with ATV Texas Ventures III, LP. dated January 10, 2010 in the principal amount of $100,000. (Exhibit 10.1 to Form 10-K for the period ended January 31, 2010 filed March 12, 2010)

4.6	Promissory note payable and security agreement with ATV Texas Ventures III, LP. dated March 16, 2010 in the principal amount of $50,000. (Exhibit 10.1 to Form 10-K for the period ended April 30, 2010 filed June 9, 2010)

4.7	Loan and Security Agreement and Promissory Note dated August 2, 2010 between ATSI Communications, Inc. and Thermo Credit, LLC. (Exhibits 4.1 and 4.2 to Form 8-K for ATSI filed August 19, 2010)

4.8	Securities Purchase Agreement dated October 11, 2011 between Digerati Technologies, Inc. and Asher Enterprises, Inc. (Exhibits 4.8 Form 10-K for Digerati filed October 31, 2011)

4.9	Promissory Note dated October 11, 2011 between Digerati Technologies, Inc. and Asher Enterprises, Inc. (Exhibits 4.9 Form 10-K for Digerati filed October 31, 2011)

4.10	Promissory Note dated January 18, 2012 between Digerati Technologies, Inc. and Asher Enterprises, Inc. (Exhibits 10.1 Form 10-Q for Digerati filed March 14, 2012)

4.11	Promissory Note dated Mach 15, 2012 between Digerati Technologies, Inc. and Asher Enterprises, Inc. (Exhibits 10.1 Form 10-Q for Digerati filed June 13, 2012)

10.1	Interconnection Agreement TELMEX and ATSICOM (English summary) (Exhibit 10.26 to Annual Report on Form 10-K for year ended July 31, 2003 filed November 12, 2003)

10.2	Interconnection Agreement TELMEX and ATSICOM (English Translation) (Exhibit 10.27 to Amended Annual Report on Form 10-K/A for the year ended July 31, 2003 filed March 2, 2004)

10.3	Settlement Agreement dated December 10, 2007 between ATSI Communications, Inc. and The Shaar Fund, Inc. (Exhibit 10.3 to Form 10-QSB for the period ended October 31, 2006 filed December 1 4, 2007)

10.4	Confidential Settlement Agreement dated August 27, 2007 between ATSI Communications, Inc. and RGC International Investors, LDC. (Exhibit 10.7 to Annual Report on Form 10-KSB for the period ended July 31, 2007 filed October 17, 2007)

10.5	Settlement Agreement dated October 20, 2008 between ATSI Communications, Inc. and the 9% Convertible Debenture holders. (Exhibit 10.4 to Form 10-KSB for the period ended October 31, 2008 filed December 15, 2008)

21.1	Subsidiary List *

31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002. *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: November 13, 2012	By:	/s/ Arthur L. Smith
Arthur L. Smith President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer and Director	November 13, 2012
Arthur L. Smith

/s/ Antonio Estrada Jr.	Principal Accounting Officer	November 13, 2012
Antonio Estrada Jr.	Principal Finance Officer

/s/ John R. Fleming	Director	November 13, 2012
John R. Fleming

/s/ Murray R. Nye	Director	November 13, 2012

EXHIBIT INDEX

Number	Description
21.1	Subsidiary List
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Corporate Controller and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

