Form 10-K/A
period 2012-07-31
Digerati Technologies, Inc.
filed 2012-11-15
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 001-15687

DIGERATI TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	74-2849995
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3463 Magic Drive, Suite 202
San Antonio, Texas	78229
(Address of Principal Executive Offices)	(Zip Code)

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

Explanatory Note

Digerati Technologies, Inc. (“the Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the year ended July 31, 2012, filed with the Securities and Exchange Commission on November 13, 2012. Amendment No. 1 is being filed to report that the Company is relying on Securities Exchange Act of 1934 Release No. 68224, November 14, 2012, granting exemptions from specified provisions of the Exchange Act and certain rules thereunder.

The Form 10-K was due November 29, 2012 and was filed late because the company was unable to file its annual report on Form 10-K for the period ended July 31, 2012, within the prescribed time period, because this filing required additional time to complete and incorporate in the Form 10-K which was filed within the permitted extension time period.

This Amendment does not reflect events that have occurred after the filing of the initial Form 10-K, and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth herein. Pursuant to Rule 12b-25 of the Securities Exchange Act of 1934, currently dated certifications from our principal executive and principal financial officer are filed, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: November 15, 2012	By:	/s/ Arthur L. Smith
Arthur L. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer and Director	November 15, 2012
Arthur L. Smith

/s/ Antonio Estrada Jr.	Principal Accounting Officer	November 15, 2012
Antonio Estrada Jr.

/s/ John R. Fleming	Director	November 15, 2012
John R. Fleming

/s/ Murry R. Nye	Director	November 15, 2012
Murray R. Nye