Form 10-Q
period 2012-10-31
Digerati Technologies, Inc.
filed 2012-12-26
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

11767 Katy Freeway, Suite 830

Houston, Texas 77079

(281) 496-0540

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Number of Shares	Class Common Stock	As of
1,985,635	$0.001 par value	December 21, 2012

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCOTBER 31, 2012

2

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 4	CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2012 (UNAUDITED) AND AS OF JULY 31, 2012

PAGE 5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011, AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO OCTOBER 31, 2012 (UNAUDITED)

PAGE 6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011 (UNAUDITED)

PAGES 7-11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	October 31,	July 31,
	2012	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1	$2
Accounts receivable, net	16	10
Prepaid and other current assets	14	19
Total current assets	31	31

LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $65 and $61, respectively	85	89

Property and equipment, net	5	104

Total assets	$121	$224

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$883	$869
Accrued liabilities	295	257
Current portion of long term debt, net of unamortized discount of $14 and $28, respectively	1,127	1,259
Derivative liability	59	94
Total current liabilities	2,364	2,479

LONG-TERM LIABILITIES:
Long term debt, net of current portion	-	-
10% Convertible debentures, net of unamortized discount of $66 and $67, respectively	9	8
Customer deposits	144	124
Total long-term liabilities	153	132

Total liabilities	2,517	2,611

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, 16,063,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 147,258,499 and 112,058,316
issued and outstanding, respectively	147	112
Additional paid in capital	74,805	74,701
Accumulated deficit	(77,349)	(77,201)
Other comprehensive income	1	1
Total stockholders' deficit	(2,396)	(2,387)
Total liabilities and stockholders' deficit	$121	$224

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended October 31,
	2012	2011
OPERATING REVENUES:
Global VoIP services	$141	$2,023
Cloud-based hosted services	163	55

Total operating revenues	304	2,078

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	209	1,936
Selling, general and administrative expense (exclusive of legal and professional fees)	166	251
Legal and professional fees	6	49
Depreciation and amortization expense	14	27
Total operating expenses	395	2,263

OPERATING LOSS	(91)	(185)

OTHER INCOME (EXPENSE):
Gain derivative instruments and disposal of fixed assets	88	-
Loss on debt extinguishment	(14)	-
Interest expense	(131)	(42)
Total other income (expense)	(57)	(42)

NET LOSS	(148)	(227)

LOSS PER SHARE - BASIC AND DILUTED	$(0.08)	$(0.25)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,848,635	926,062

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands, except per share amounts)

	Three months ended October 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(148)	$(227)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on debt extinguishment	14	-
Gain on disposal of fixed assets	(32)	-
Gain derivative instruments	(56)	-
Depreciation and amortization	14	27
Amortization of deferred financing fees	-	14
Amortization of debt discount	84	-
Issuance of stock option for services	20	10
Issuance of warrants for services	3	-
Changes in operating assets and liabilities:
Accounts receivable	(6)	187
Prepaid expenses and other current assets	5	(22)
Accounts payable	14	67
Accrued liabilities	67	(20)
Customer deposits	20	-
Net cash (used in) / provided by operating activities	(1)	36

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	-	(30)
Net cash used in investing activities	-	(30)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	-	(51)
Proceeds from convertible debt	-	50
Net cash used in financing activities	-	(1)

CHANGE IN CASH AND CASH EQUIVALENTS	(1)	5
CASH AND CASH EQUIVALENTS, beginning of period	2	60

CASH AND CASH EQUIVALENTS, end of period	$1	$65

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$28

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Accrued interest added to debt principal	$29	$-
Property and equipment purchased on account	$-	$110
Property and equipment exchanged for debt	$121	$-
Common Stock issued for debt	$55	$-

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. ("Digerati" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended July 31, 2012, as reported in Form 10-K filed on November 13, 2012, have been omitted.

NOTE 2 – GOING CONCERN

Digerati’s consolidated financial statements for the quarter ended October 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $77,349,000 and a working capital deficit of approximately $2,333,000.

Management believes that current available resources will not be sufficient to fund the Company’s operations over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

These factors create substantial doubt about Digerati's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

The ability of Digerati to continue as a going concern is dependent on Digerati generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management's plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance Digerati will be successful in these efforts.

NOTE 3 – DEBT (See Note 8, issuance of common shares and warrants do not reflect the reverse split effective as of November 16, 2012.)

At October 31, 2012 and July 31, 2012, outstanding debt consisted of the following: (In thousands, except per share amounts).

Outstanding debt consisted of the following: (In thousands)

	October 31,	July 31,
	2012	2012

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured. (See details below)	$397	$390

Note payable to Vantage Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing December 29, 2011, collateralized by Digerati's assets. (See details below)	13	13

Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati's assets. (See details below)	122	122

Note payable to Recap Marketing & Consulting LLP, bearing interest at 3% per annum, maturing October 1, 2010. If the note is not extinguished by the maturity date, the note may be converted to Digerati's common stock at a rate per share mutually agreeable by the parties, however, if converted; the company will issue no more than 1,666,666 common shares.	21	21

Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by Digerati's assets. (See details below)	154	154

Note payable to ATVF II payable in monthly installments, bearing interest at 16% for the first year and 18% during the second year, maturing May 10, 2013, collateralized by Digerati's assets. (See details below)	186	186

Note payable to Thermo Credit, LLC., interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing August 2, 2012, collateralized by Digerati's accounts receivable. Bearing an annual interest rate equivalent to the lesser of the maximum rate and the greater of the prime rate plus 8.25% or 11.5%, a commitment fee of 2% and weekly monitoring fee of .05%. Digerati is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, for the 12-month period, of not less than 1.0 as of the last day of each quarter and 2) A consolidated operating income, for the 12-month period, of not less than zero as of the last day of each fiscal year. (See details below)	228	325

Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing October 23, 2012. The holder has the option to convert the principal and accrued interest into Digerati's common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009, net of debt discount of $0 and $28, respectively.	-	5

Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing December 19, 2012. The holder has the option to convert the principal and accrued interest into Digerati's common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009, net of debt discount of $14 and $0, respectively.	6	43

Total outstanding long-term debt	1,127	1,259
Current portion of long-term debt	(1,127)	(1,259)
Long-term debt, net of current portion	$-	$-

Digerati analyzed the new notes issued to Asher for derivative accounting consideration and determined that the embedded conversion option qualify as a derivative instrument, due to the variable conversion price. Therefore, as of the period ending October 31, 2012, the company recognized a net debt discount of $13,842 associated to the Asher convertible note with a maturity date of December 19, 2012. Additionally, the company recognized derivative liability of $23,793. Subsequent to the quarter ending October 31, 2012, the company paid $25,000 to Asher for the total outstanding debt and accrued interest.

During the quarter ended October 31, 2012, the Company issued 35,200,183 common shares upon conversion of various notes in the principal amount of $55,700.

On October 12, 2010, three of the warrant holders exercised their put rights and as a result, the Company made payments to the related warrant holders amounting to $75,000 which was charged to derivative liability and resulted in a remaining balance of $10,000 as of October 31, 2012. The Company cancelled the related warrants as a result of the payment made for the put rights.

On April 3, 2012, May 15, 2012 and June 21, 2012 the Company entered into three Convertible Debentures for $50,000. The holders can convert the debentures into common stock at a rate of $0.03. Additionally, the Company issued 1,000,000 warrants at an exercise price of $0.03 to the debenture holders. Digerati analyzed the debentures for derivative accounting consideration and determined that the warrants qualify as a derivative instrument, due to the exercise price adjustment provision. Therefore, as of the period ending October 31, 2012, the company recognized a net debt discount of $43,771. Additionally, the Company recognized derivative liability of $1,961 for the warrants.

On May 2, 2012, the Company entered into a consulting agreement and issued a Convertible Debentures for $25,000. The holder can convert the debentures into common stock at a rate of $0.03. Additionally, the Company issued 500,000 warrants at an exercise price of $0.03 to the debenture holder. Digerati analyzed the debentures for derivative accounting consideration and determined that the warrants qualify as a derivative instrument, due to the exercise price adjustment provision. Therefore, as of the period ending October 31, 2012, the company recognized a net debt discount of $22,055. Additionally, the Company recognized derivative liability of $980 for the warrants.

As of October 31, 2012, the Company was in default of its notes with Vantage Bank Texas, National Association (formerly San Antonio National Bank) and Thermo Credit, LLC due to its failure to meet certain debt covenant ratios.

The Company was able to obtain a waiver until July 31, 2012 from Vantage Bank for such defaults. On July 5, 2012, Vantage Bank filed a lawsuit in Bexar County, Texas against the Company for failure to pay the remaining indebtedness. On November 29, 2012, the Company reached an "agreed judgment" with Vantage Bank for $18,796; the Company is expected to pay this judgment over a period of 24 months.

On April 18, 2012, the Company entered into a forbearance agreement with Thermo Credit, LLC, in which the lender agreed to temporarily forbear the defaults under the promissory note. The Company is currently negotiating the extension of the promissory note with Thermo Credit, as of the date of this filing no agreement has been reached. At this time we can not predict the terms or when the final agreement will be executed, also we can not predict the impact of the agreement to the ongoing operations. Additionally during the quarter ended October 31, 2012, the Company agreed to transfer its right to some equipment to Thermo Credit, LLC, as a result the debt to Thermo Credit, LLC, was reduced by $121,000.

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

During the three months ended October 31, 2012, Digerati did not issue any stock-based awards to employees.

As of October 31, 2012, Digerati had 14,514,000 outstanding options with a weighted average exercise price of $0.046, a weighted average remaining term of 5.4 years and an intrinsic value of zero. (See Note 8, options have not been adjusted to reflect the reverse split effective as of November 16, 2012.)

Digerati recognized approximately $20,000 and $10,000 in stock based compensation expense to employees and consultants during the quarters ended October 31, 2012 and 2011, respectively. Unamortized compensation cost totaled $131,910 and $33,825 at October 31, 2012 and October 31, 2011, respectively.

NOTE 5 – WARRANTS

On September 28, 2012, Digerati issued 1,500,000 warrants to various consultants for services, the warrants vest equally during the first six months of services. The warrants have a term of 5 years, with an exercise price of $0.01. At time of issuance the company recognized approximately $3,000 in warrant expense using Black-Scholes valuation.

The fair market value of all warrants issued during the quarter ended October 31, 2012 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility		257.74%
Risk-free interest rate		0.74%
Expected term		5.0 years

A summary of the warrants as of October 31, 2012 and the changes during the quarter ended October 31, 2012 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2012	12,355,662	0.04	4.5
Granted	1,500,000	0.01	5.0
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at October 31, 2012	13,855,662	0.04	4.3
Exercisable at October 31, 2012	13,855,662	0.04	4.3

As of October 31, 2012, Digerati had outstanding warrants totaling 13,855,662 with a weighted average exercise price of $0.04, a weighted average remaining term of 4.3 years and an intrinsic value of zero. (See Note 8, warrants have not been adjusted to reflect the reverse split effective as of November 16, 2012.)

NOTE 6 – EQUITY

During the quarter ended October 31, 2012, Digerati issued 35,200,183 common shares to a creditor for the conversion of $55,700 of debt into common stock. (See Note 3)

NOTE 7 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of October 31, 2012:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$37,000	$-	$-	$37,000
Warrant derivative liabilities	22,000	-	-	22,000
	$59,000	$-	$-	$59,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2012	$94,000
Settlement of derivative liability due to conversion of debt	(18,000)
Unrealized derivative gains included in other income (expense)	(17,000)
Balance at October 31, 2012	$59,000

NOTE 8 – SUBSEQUENT EVENTS

On November 6, 2012 Digerati entered into a split exchange agent agreement with American Stock Transfer & Trust Company, LLC (the “Exchange Agent”). Under the agreement, Digerati instructed its Exchange Agent to issue one (1) post-split share of Common Stock (“New Shares”) for every one hundred and fifteen (115) shares of pre-split Common Stock (“Old Shares”) presented to it for exchange. Additionally, fractional shares were rounded up to the next one hundred (100) shares of Common Stock. The Reverse Split became effective as of 5:00 P.M., New York City time, on November 16th, 2012. The Exchange Agent mailed a letter of transmittal to its stockholders of record as of the effectiveness of the Reverse Split.

On November 15, 2012 Digerati entered into an Agreement and Plan of Reorganization (the "Agreement") by and among Waste Deep, Inc., a Nevada corporation ("Waste Deep"), and the holders of securities of Waste Deep ("Securityholders"). As a result, Digerati will own 100% of the voting stock of Waste Deep which will change its name to a name selected by the management of Waste Deep. The Reorganization was approved by the shareholders of Waste Deep.

On November 26, 2012 Digerati completed the transaction anticipated in the definitive Agreement and Plan of Reorganization for a business combination via the acquisition of 100% of the outstanding equity interests of Waste Deep, Inc., by Digerati Technologies, Inc.

The Company’s common stock continues to trade on the Over-the-Counter Market under the symbol "DTGID".

Under the Agreement and Plan of Reincorporation, John R. Fleming and Murray R. Nye resigned from all offices and positions with Digerati. As a result, Mr. John Howell was appointed Chief Executive Officer, President Secretary, and Chairman, and Director of the Company. Former officer, Mr. Arthur Smith continued to serve as a director. Additionally the Sr. Vice President of Finance & Controller was appointed as Chief Financial Officer of the Company. Subsequently, Mr. Howell resigned from his position as Chief Executive Officer, President Secretary, and Chairman, and Director of the Company. Mr. Arthur Smith was appointed as the Company’s Chief Executive Officer, President Secretary, and Chairman of the Company.

Under the Agreement, Digerati will enter into a new line of business. Therefore, the present operations of Digerati will be transferred into Shift8 Technologies, Inc., a newly organized Nevada corporation and wholly-owned subsidiary of Digerati. The present officers, directors and management of Digerati will continue as the officers, directors, and management of Shift8 Technologies, Inc.

On November 29, 2012, the Company reached an "agreed judgment" with Vantage Bank for $18,796; the Company is expected to pay this judgment over a period of 24 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” ”plan,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2012.

The following is a discussion of the consolidated financial condition and results of operations of Digerati for the three months ended October 31, 2012 and 2011. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012. For purposes of the following discussion, fiscal 2013 or 2013 refers to the year ended July 31, 2013 and fiscal 2012 or 2012 refers to the year ended July 31, 2012.

Overview

We are an established cloud telephony service provider meeting the global communication needs of businesses that are seeking simple, flexible, and cost effective solutions. Unlike legacy phone systems, our telephony services are delivered Only in the Cloud..., or over the Internet, making service available to customers from anywhere Internet access is available. Our cloud-based telephony technology makes traditional phone systems a thing of the past by eliminating the need for costly and complex premise-based phone systems and delivering big business features at significant savings. Over the last 15 years, we have built a carrier grade network with a global footprint that allows us to deliver our Only in the Cloud… telephony services to virtually every region of the world.

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

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three months ended October 31, 2012 and 2011. All dollar amounts are in thousands.

	Three months ended October 31,
	2012	2011	Variances	%
OPERATING REVENUES:
Global VoIP services	$141	$2,023	$(1,882)	-93%
Cloud-based hosted services	163	55	108	196%

Total operating revenues	304	2,078	(1,774)	-85%

Cost of services (exclusive of depreciation and amortization, shown below)	209	1,936	(1,727)	-89%
Selling, general and administrative expense (exclusive of legal and professional fees)	166	251	(85)	-34%
Legal and professional fees	6	49	(43)	-88%
Depreciation and amortization expense	14	27	(13)	-48%
OPERATING LOSS	(91)	(185)	94	-51%

OTHER INCOME (EXPENSE):
Gain derivative instruments and disposal of fixed assets	88	-	88	100%
Loss on debt extinguishment	(14)	-	(14)	100%
Interest expense	(131)	(42)	(89)	212%
Total other income (expense)	(57)	(42)	(15)	36%

NET LOSS	$(148)	$(227)	$79	-35%

Three Months ended October 31, 2012 Compared to Three Months ended October 31, 2011

Global VoIP Services. Global VoIP services revenue decreased by $1,882,000, or 93%, from the quarter ended October 31, 2011 to the quarter ended October 31, 2012. Global VoIP minutes carried by our network decreased by 80% from approximately 43,346,000 minutes of voice traffic during the quarter ended October 31, 2011 to approximately 8,478,000 minutes of voice traffic during the quarter ended October 31, 2012. Our average revenue per minute decreased from $0.0467 during the quarter ended October 31, 2011 to $0.0166 for the quarter ended October 31, 2012. The decrease in revenue is attributable primarily to the price pressure in our industry due to a reduction of international termination and the overall reduction in the number of carriers connected to our network.

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $108,000, or 196%, from the quarter ended October 31, 2011 to the quarter ended October 31, 2012. The increase in revenue between periods is primarily attributed to the increase in customers that are generating significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $1,727,000 or 89%, from the quarter ended October 31, 2011 to the quarter ended October 31, 2012. The decrease in cost of services is a direct correlation to the decrease in Global VoIP services revenue. Cost of services, as a percentage of revenue decreased by 24.42% between periods, from 93.17% of revenue during the quarter ended October 31, 2011 to 68.75% of revenue during the quarter ended October 31, 2012. The decrease in cost of services as a percentage of revenue was due to the decrease in costs from our vendors realized during the period ended October 31, 2012. Additionally, our cloud-based hosted services yield higher margin for services provided to call centers and enterprise customers.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $85,000, or 34%, from the quarter ended October 31, 2011 to the quarter ended October 31, 2012. The decrease in SG&A between periods is attributable to the cost reduction measures undertaken during the last twelve months, including reducing our headcount between periods by approximately 40%, reduction in salaries and reduction in general expenses in order to realign our current operations.

Legal and professional fees. Legal and professional fees decreased by $43,000, or 88%, from the quarter ended October 31, 2011 to the quarter ended October 31, 2012. The decrease is attributable to the cost reduction measures undertaken during the last twelve months, including reduction in accounting fees, SEC fees and investor relations fees.

Depreciation and amortization. Depreciation and amortization decreased by $13,000 or 48%, from the quarter ended October 31, 2011 to the quarter ended October 31, 2012. The decrease is as a result of most of the fixed assets reaching its depreciable value during the quarter.

Operating loss. The Company reported an operating loss of $91,000 for the three months ended October 31, 2012 compared to an operating loss of $185,000 for the three months end October 31, 2011. The improvement in operating loss between periods is primarily attributed to the decrease in SG&A of $85,000, the decrease in legal and professional fees of $43,000 and the decrease in depreciation and amortization expense of $13,000

Other income (expense). Other expenses increased by $15,000, or 36% from the quarter ended October 31, 2011 to the quarter ended October 31, 2012. The primary reason for the increase in other expenses is attributed to the increase of $89,000 in interest expense between periods; the increase in interest expenses is related to the additional interest expense incurred in our current debt as a result of not making any payments to the debt holders during the quarter ended October 31, 2012.

Net Loss. Net loss improved by $79,000 from the quarter ended October 31, 2011 to the quarter ended October 31, 2012. The improvement in net loss between periods is primarily attributed to the decrease in SG&A of $85,000, the decrease in legal and professional fees of $43,000 and the decrease in depreciation and amortization expense of $13,000.

Liquidity and Capital Resources

Cash Position: We had a cash balance of $1,000 as of October 31, 2012. Net cash consumed by operating activities during the three months ended October 31, 2012 was approximately $1,000. We did not generate or consumed any cash in investing and financing activities during the quarter ended October 31, 2012. Overall, our net operating, investing and financing activities during the three months ended October 31, 2012 consumed $1,000 of our available cash.

We currently have no commitments, understandings or arrangements for any additional working capital. If we are unable to secure additional financing to cover our operating losses until breakeven operations can be achieved we may not be able to continue as a going concern. We are not aware of any trends, events or uncertainties that have a material impact upon our short-term or long-term liquidity.

As described elsewhere herein, we do not have sufficient funds to pay our ongoing operating expenses, or to pay our current liabilities which are approximately $2,364,000. We estimate that we may require approximately $500,000 over the next twelve (12) months of additional working capital to fund our ongoing operations and meet our obligations with our lenders. Additionally, we have accumulated a deficit of approximately $77,349,000 and a working capital deficit of approximately $2,333,000, which raises substantial doubt about the Company’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.    Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended October 31, 2012, Digerati issued 35,200,183 common shares to a creditor for the conversion of $55,700 of debt into common stock.

Item 3.       Defaults Upon Senior Securities.

None.

Item 5.       Other Information.

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers.

Resignation of John Howell as Chief Executive Officer

Effective as of December 23, 2012, Mr. John Howell has resigned as the Chief Executive Officer, President, Secretary, Chairman and Director of the Company.

Appointment of Arthur L. Smith as Chief Executive Officer

Effective as of December 23, 2012, the board of directors (the “Board”) of the Company unanimously appointed Mr. Arthur L. Smith as Chief Executive Officer, President, Secretary, and Chairman of the Company.

Arthur L. Smith, 48, previously served as our Chief Executive Officer and Director from May 2003 to November 2012. Art has over 20 years of specialized experience in technology and global telecommunications. As founder of Digerati Technologies, Inc., he held various positions within the company, including Chairman and CEO from June 1996 through July 2002 and President of the company's Mexican subsidiary from August 2002 through April 2003. He is also co-founder and former Chairman of Globalscape, Inc. (NYSE: GSB), a leading provider of Internet-based information exchange solutions and previous wholly-owned subsidiary of Digerati. Prior to founding Digerati Technologies, Inc. in 1994, he was the Director of International Sales for GeoComm Partners, Inc., an international telecommunications firm providing satellite network services to Fortune 500 corporations. Art is frequently invited to speak or serve on panels at professional and trade events related to the global telecommunications industry such as Simposio Annual ASISAT 2001 organized by the Asociación de la Industria Satelital Mexicana and the Latin America Telecommunications Conference 2002 organized by the North Texas Global Telecommunications Society. He attended the University of Texas-Pan American.

Family Relationships

There are no family relationships between any of the Company’s directors or officers and Mr. Smith.

Related Party Transactions

There are no related party transactions reportable under Item 5.02 of Form 8-K or Item 404(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: December 24, 2012	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: December 24, 2012	By:	/s/ Antonio Estrada Jr.
	Name:.	Antonio Estrada Jr
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

