Form 10-K
period 2013-07-31
Digerati Technologies, Inc.
filed 2014-07-30
CIK 1014052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to _________

Commission File Number:  001-15687

DIGERATI TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	74-2849995
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3463 Magic Drive, Suite 355 San Antonio, Texas	78229
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (210) 614-7240

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☒ No

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
☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $257,091 based on the closing price of $0.13 per share on July 28, 2014, as reported on the over-the-counter bulletin board.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.
☐ Yes  ☒ No

There were 1,977,626 shares of issuer’s Common Stock outstanding as of July 28, 2014.

PART I

ITEM 1.        BUSINESS.

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we”, “us”, or “Digerati”), was formed in 2004 as the successor to a business originally commenced by Latcomm International, Inc., a Canadian company formed in 1994. We began providing communication services in 1995 along the U.S.-Mexico corridor to capitalize on the opportunities created by the deregulation of the telecommunication industries within Latin America. Our principal business has been providing transportation of voice traffic for other telecommunication service providers, wireless carriers and regional Internet telephony providers using Voice over Internet Protocol (“VoIP”) technologies. Our wholly-owned subsidiary, Shift8 Technologies, Inc. (“Shift8”), offers a portfolio of Internet-based telephony products and services through our cloud telephony application platform and session-based communication network that is interconnected with more than 200 foreign service providers.

On November 26, 2012, we completed the acquisition of two established oilfield service companies with operations in North Dakota and Montana. Dishon Disposal Inc. (“Dishon”) is engaged primarily in the business of treating and disposing of oilfield waste. Hurley Enterprises, Inc. (“Hurley”) is engaged primarily in the business of providing oil field support equipment and services, including skid houses, telecommunication services, booster booths, portable toilets, generators, potable water and mess halls.

Bankruptcy

Various disputes arose in connection with the acquisition of Dishon and Hurley and, on May 30, 2013, we filed a voluntary petition in the United States Court for the Southern District of Texas, Houston Division, Case No. 13-33264 (the “Bankruptcy Court”), seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Act (the “Bankruptcy”). On April 4, 2014 (the “Confirmation Date”), the Bankruptcy Court entered an Agreed Order Confirming Joint Plan of Reorganization Filed by Plan Proponents (the “Agreed Order”) confirming the Plan Proponents’ Joint Chapter 11 Plan of Reorganization as modified on the record on April 4, 2014 and/or as modified by the Agreed Order (the “Reorganization Plan”). The following summary of the Agreed Order and Reorganization Plan is not intended to be a complete description and is qualified in its entirety by reference to the Agreed Order, Reorganization Plan, Plan Supplement and Disclosure Statement. A copy of the Agreed Order and Reorganization Plan are filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2014, and can be viewed electronically and downloaded at http://dm.epiq11.com/DIG/Document/GetDocument/2475693.

(a)           The Agreed Order provided final approval of the Disclosure Statement, a copy of which was filed as an exhibit to our Current Report on Form 8-K dated January 23, 2014.

(b)           We are required to hold a stockholder meeting to elect a new board of directors after August 31, 2014, and before September 15, 2014. Our current officers and directors, as well as the parties to the Bankruptcy Settlement Agreement dated January 15, 2014 (the “BSA”) and a Rule 11 Mediated Settlement Agreement dated January 14, 2014 (the “Rule 11 Agreement”), are not eligible for election to the new board of directors at the stockholder meeting. Messrs. Smith and Estrada are not permitted to solicit proxies in connection with the stockholder meeting but may vote shares of common stock owned by them.

(c)           As of the Confirmation Date, we had 1,977,626 shares of common stock outstanding. However, the Reorganization Plan recognizes that disputes may exist regarding certain equity interests, as more fully described in the BSA. The BSA and Reorganization Plan provide that these disputes, if any, will be resolved by arbitration and we may be required to issue additional shares of common stock. All outstanding shares of our preferred stock, warrants, options, conversion rights and other rights to acquire shares of common stock and all “super voting” shares are cancelled. No additional shares of any class may be issued by us until after the shareholder meeting, except if necessary to affect rulings of the arbitrator pursuant to the BSA.

(d)           Our Board of Directors consists of Messrs. Arthur L. Smith, William E. McIlwain and James J. Davis. Our officers, who serve at the discretion of the board of directors until the stockholder meeting, are:

Arthur L. Smith                                 President and Chief Executive Officer
Antonio Estrada                                Chief Financial Officer

(e)           The Reorganization Plan requires that title to the issued and outstanding shares of Dishon and Hurley be transferred to a Grantor Trust subject to existing liens and the Rule 11 Agreement. The Dishon and Hurley shares remain the property of the bankruptcy estate. The Reorganization Plan also provides that certain retained litigation claims shall be transferred to the Grantor Trust. The trustee of the Grantor Trust and Disbursing Agent is Mr. William R. Greendyke.

(f)           All of the issued and outstanding shares of Dishon and Hurley will be sold by the Grantor Trust and the proceeds from the sale will be distributed by the trustee and Disbursing Agent to discharge certain allowed claims. The claims distribution set forth in the Reorganization Plan is as follows:

(i)	Allowed priority claims will be paid in full from cash on hand.

(ii)
Allowed administrative claims will be paid from the proceeds of the sale of the Dishon and Hurley shares except for those amounts paid pursuant to the budget attached to the Reorganization Plan. The Company will estimate the maximum potential amount of any federal income tax liability on the gains derived from the sale of the Dishon and Hurley shares and deposit that amount into a reserve account until determination of the actual taxes due.

(iii)
Proceeds from the sale of the Dishon shares in excess of $1,250,000 plus one-half of our unpaid professional fees (the “Dishon Carve Out”) and amount reserved for taxes will be delivered to creditors holding $30,000,000 of our indebtedness secured by the Dishon shares, up to the principal of and accrued interest on such indebtedness. In addition, the secured creditors maintain a right to seek a refund if the estimated amount withheld for taxes on the sale of the Dishon shares exceeds the tax obligation. Principal of or interest on our indebtedness secured by the Dishon shares that is in excess of the net proceeds from the sale of Dishon shares will be waived.

(iv)
Proceeds from the sale of the Hurley shares in excess of $1,250,000 plus one-half of our unpaid professional fees (the “Hurley Carve Out”) and amount reserved for taxes will be delivered to creditors holding $30,000,000 of our indebtedness secured by the Hurley shares, up to the principal of and accrued interest on such indebtedness. In addition, the secured creditors maintain a right to seek a refund if the estimated amount withheld for taxes on the sale of the Hurley shares exceeds the tax obligation. Principal of or interest on our indebtedness secured by the Hurley shares that is in excess of the net proceeds from the sale of Hurley shares will be waived.

(v)	Allowed unsecured claims of $1,000 or less will be paid in full from cash on hand.

(vi)
Allowed unsecured claims greater than $1,000 will be paid in full from the Dishon Carve Out and the Hurley Carve Out. To the extent the combined $2,500,000 withheld from the sale of the Dishon shares and Hurley shares exceeds the amount of the unsecured claims; the excess shall be applied to the unpaid professional fees.

(vii)	All cure payments under assumed contracts are due to be paid within 90 days of the Confirmation Date.

(viii)
If there are proceeds from the sale of the Dishon and Hurley shares in excess of the amounts described in the foregoing paragraphs, they will be paid 6/7th to Hurley Fairview, LLC, Terry Dishon, Sheyenne Hurley, and Riverfront Capital, LLC in the ratios set forth in the Reorganization Plan, with the remaining 1/7th to the paid to us for the benefit of the holders of our Common Stock.

(ix)	All our executory contracts are rejected except as previously assumed by order in the Bankruptcy Court or specifically listed as assumed in the Reorganization Plan.

(x)
We release Messrs. Arthur L. Smith, Antonio Estrada, William E. McIlwain and James J. Davis in their individual capacity and their respective capacities as officers and/or directors, as applicable, of Digerati, Hurley Enterprises, Inc. or Dishon Disposal, Inc. of all claims and causes of action arising on or before the Confirmation Date which could be asserted by us, the estate and/or on account of the Bankruptcy through the stockholder meeting. We release Messrs. Arthur L. Smith, William McIlwain and James Davis to the greatest extent provided by law from any claims.

(xi)	The Effective Date of the Reorganization Plan is December 31, 2014.

Based upon the Agreed Order and Reorganization Plan, Dishon and Hurley are accounted for as discontinued operations. We are presently engaged only in providing Internet-based communication products and services through Shift8.

Products and Services

We provide a comprehensive suite of Internet-based communication services to meet the global needs of businesses that are seeking simple, flexible, and cost effective communication solutions. Our Internet-based services include fully hosted IP/PBX services, IP Trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion and multiple customized IP/PBX features in a hosted or cloud environment for specialized applications. Our services are specifically designed for the needs of the small to medium-sized business, enterprise customers, call centers with international communication requirements, and regional Internet service providers that do not have the scale necessary to acquire their own telephony infrastructure.

In addition, we operate a VoIP network for processing voice communication services to U.S. and foreign telecommunications companies that lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America.

Voice over Internet Protocol Networks

The basic technology of traditional telecommunications systems was designed for slow mechanical switches. Communications over the traditional telephone network are routed through circuits that must dedicate all circuit resources to each call from its inception until the call ends, regardless of whether anyone is actually talking on the circuit. This circuit-switching technology incurs a significant cost per call and does not efficiently support the integration of voice with data services. Data networks, however, were designed for electronic switching. They break the data stream into small, individually addressed packages of data (“packets”) that are routed independently of each other from the origin to the destination. Therefore, they do not require a fixed amount of bandwidth to be reserved between the origin and destination of each call and they do not waste bandwidth when it is not being used for actual transmission of information. This allows multiple voice or voice and data calls to be pooled, resulting in these networks being able to carry more calls with an equal amount of bandwidth. Moreover, they do not require the same complex switching methods required by traditional voice telephone networks, instead using a multiplicity of routers to direct each packet to its destination and automatically routing packets around blockages, congestion or outages.

Packet switching can be used within a data network or across networks, including the public Internet. The Internet itself is not a single data network owned by any single entity, but rather a loose interconnection of networks belonging to many owners that communicate using the Internet Protocol (“IP”). By converting voice signals to digital data and handling the voice signals as data, it can be transmitted through the more efficient switching networks designed for data transmissions and through the Internet using the IP. The transmission of voice signals as digitalized data streams over the Internet is known as Voice over Internet Protocol or “VoIP”. A VoIP network has the following advantages over traditional networks:

●	Simplification: An integrated infrastructure that supports all forms of communication allows more standardization, a smaller equipment complement, and less equipment management.

●
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

●
Co-existence with traditional communication mediums: IP telephony can be used in conjunction with existing public telephone system switches, leased and dial-up lines, PBXs and other customer premise equipment, enterprise LANs, and Internet connections. IP telephony applications can be implemented through dedicated gateways, which in turn can be based on open standards platforms for reliability and scalability.

●	Cost reduction: Under the VoIP network, the connection is directly to the Internet backbone and as a result the telephony access charges and settlement fees are avoided.

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

By using the public Internet, VoIP providers like us are able to avoid direct payment for transport of communications, instead of paying for large “pipes” into the public Internet, billed by bandwidth rather than usage, which transmits calls to a distant gateway. The Internet, which has its origins in programs devised by the Department of Defense to provide multiple routes and therefore redundancy which was largely immune from the failure of a single network element, provides great redundancy and can be “self healing” in the event of an outage in a particular network element or transmission path. Moreover, adding an additional entry or exit point (a Point of Presence or “PoP”) does not require any expensive or time consuming reconfiguration or reprogramming of existing network elements. The new element is simply installed with a specific IP address and it can send or receive information to or from any other IP address on the Internet.

Cloud Communications

Cloud communications are Internet-based voice and data communications where telecommunications applications, switching and storage are hosted by a third-party service provider outside of the organization using the services. Services are accessed by the user over the public Internet. Cloud telephony refers specifically to voice services and more specifically the replacement of conventional business telephone equipment (such as a PBX) with VoIP service hosted by a third-party service provider and delivered over the Internet.

We operate a cloud communication network that consists of a VoIP switching system and cloud telephony application platform. Our network allows us to provide end-to-end cloud telephony solutions designed to provide significant benefits to businesses of all sizes, with single or multiple locations. The integration of our cloud communication platform and global VoIP network allows us to provide our customers with virtually any type of telephony solution on a global basis.

Our cloud communication solutions are designed to minimize upfront capital costs, increase the scalability and flexibility of the customer’s communications network and service environment, provide robust features and functionality to increase productivity and reduce the overall cost of communications.

Strategy

During fiscal 2012, we implemented key infrastructure upgrades to enhance our ability to sell high margin cloud telephony applications and session-based communication services over our global network. We deployed a Sansay VSXi switching system that serves as the foundation for our next generation technology platform and was the cornerstone for our product diversification strategy. The deployment of the Sansay system was a key architectural building block for seamless interoperability between our global network and our cloud telephony application platform. The combination of our existing global network with our cloud-based telephony platform is expected to significantly improve the value proposition of our product line.

Our strategy is to target the small to medium-sized business market through distributors and Value Added Resellers (“VARs”) that we enable with our communication network. Our typical VAR is an information technology services firm, traditional PBX vendor, managed service provider, or systems integrator that has established relationships with businesses in its local market. These VARs are currently providing local customer support for other IT or PBX services, but lack the technology infrastructure to provide cloud communication and VoIP services to their customers. Our strategy allows these VARs to focus on their strength of providing first tier support to their customers while we provide the second and third tier technical support required to operate a cloud communication and VoIP network. In addition, we transform our VARs’ business model by introducing new cloud telephony services and adding a new and lucrative recurring revenue stream that increases the VARs’ value proposition for its current and prospective customers.

Our cloud-based technology platform enables our VARs to deliver enhanced voice services to their business customers. The features supported on our cloud communication platform include all standard telephone features and value-added applications such as voicemail to email, VoIP peering, teleconferencing, IVR auto attendant, and dial-by-name directory. Our system allows the VAR and its customers a migration path from a traditional PBX system to a complete cloud-based PBX solution.

Our strategic initiatives to successfully meet our long-term business objectives include:

●	Repositioning around our cloud and session-based communication services, segments of the industry that are experiencing significant growth and where there are new business opportunities for us.

●	Emphasis on our sales distribution model that enables our VARs to offer cloud and session-based communication services to the enterprise market in various regions and industries.

●	Leverage our existing global network and relationships to provide new and innovative VoIP solutions in high demand by enterprise customers.

●	Continue enhancing our infrastructure and back office system to streamline operations, automate key processes, and support the scalability of our VAR distribution model.

Competitive Conditions

The cloud services industry, including the provisioning of cloud communications services, cloud connectivity, cloud storage and cloud computing, as well as carrier voice and data services, is highly competitive, rapidly evolving and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new, smaller, but very agile carrier competitors, specializing in providing service to regional and emerging markets at low margin and hence low cost, may have an impact on the carrier market. Similarly, the business services market includes competitors who may be significantly larger and have substantially greater market presence, financial, technical, operational and marketing resources than we do, including Tier 1 carriers, cable companies and premise-based solutions providers. In the event that such a competitor expends significant sales and marketing resources in one or several markets where we compete with them, we may not be able to compete successfully in those markets. Specialized cloud services providers, who focus on one or more cloud service or application, could adopt aggressive pricing and promotion practices that could impact our ability to compete. We also believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with the price reductions of our competitors. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost effective services than ours, we may not be able to increase our revenues or capture any significant market share.

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

A number of large long distance carriers have introduced services that make Internet telephony or voice services over the Internet available to other carriers. All major telecommunications companies either presently do or could route traffic to destinations worldwide and compete directly with us. Emerging Internet telephony service providers also offer low-cost Internet telephony services from personal computers to telephones and from telephones to telephones. In addition, Internet service providers and other companies currently in related markets are now providing voice over the Internet services or have adapted their products to enable voice over the Internet services. These related companies may migrate into the Internet telephony market as direct competitors.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies that could hinder our ability to market our services. We believe that our key competitive advantages are our ability to deliver reliable, high quality voice service over the Internet in a cost-effective manner and our VAR distribution model. We cannot provide assurances, however, that these advantages will enable us to succeed against comparable service offerings from our competitors.

Government Regulation

Certain VoIP services that we provide are not currently subject to direct regulation by the FCC or state regulatory commissions to the extent that they qualify as “enhanced” or “information” services. The FCC defines enhanced services as services that (1) employ computer processing applications that act on the format, content, code, protocol or similar aspects of the subscriber’s transmitted information, (2) provide the subscriber additional, different or restructured information, or (3) involve subscriber interaction with stored information. In 1998, in a non-binding report, the FCC observed that “computer-to-computer” VoIP may be appropriately considered to be unregulated but that “phone-to-phone” VoIP may lack the characteristics that would render them unregulated “information” services. In February 2004, the FCC ruled that free computer-to-computer VoIP service is not “telecommunications service” and that it is an interstate “information service.” Although this order clarifies some of the relevant VoIP issues, the FCC has not yet issued a formal decision as to whether other variations of VoIP services should be subject to traditional common carrier telecommunications service regulation, such as access charge obligations.

Certain other services we provide are subject to varying degrees of federal, state and local regulation, including regulation by the Federal Communications Commission (the “FCC”) and various state public utility commissions or public service commissions. We may also be subject to similar regulation by foreign governments and their telecommunications/regulatory agencies. While these regulatory agencies grant us the authority to operate our business, they typically exercise minimal control over our services and pricing.

Regulation of Internet-based Telecommunication Services in the United States

We have the necessary authority under Section 214 of the Communications Act to operate as a domestic and international carrier. We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to initiate or expand our domestic interstate operations, but we are required to obtain FCC approval to transfer control or discontinue service and are required to file various reports and pay various fees and assessments. In addition, we must offer service on a nondiscriminatory basis at just and reasonable rates and are subject to the FCC’s complaint jurisdiction. Generally, our international carrier traffic is subject to minimal regulation by state and local jurisdictions.

We are a provider of “interconnected VoIP services.” In June 2005, the FCC imposed 911 emergency service obligations on providers of “interconnected VoIP services.” The FCC also required interconnected VoIP service providers to register with the FCC, comply with the requirements of the Communications Assistance for Law Enforcement Act, and to make Universal Service Fund (“USF”) contributions. We believe that our services are currently compliant with all applicable requirements of the FCC’s order, and we have made and are making the required contributions to the USF. However, should we at some time fail to meet certain requirements or fail to make required contributions, we could be subject to revocation of our authority to operate or to fines or penalties.

Some states have tried to directly regulate VoIP services on an intrastate basis, but these efforts have not held up to court challenges to date. Many states are holding hearings to research and discuss the issues surrounding the regulation of VoIP services. Others are encouraging or even requesting VoIP service providers to subject themselves to public service commission jurisdiction and obtain certification as telephone companies. However, most have adopted a “wait and see” attitude. We monitor the actions of the various state regulatory agencies to ensure that we are in compliance with the applicable regulations, including any new regulations that may be passed. However, there can be no assurance that we will become aware of all applicable requirements on a timely basis, or that we will always be fully compliant with applicable rules and regulations. Should we fail at any time to be compliant with applicable state regulations, or to file required reports to state regulatory agencies, we could be subject to fines or other penalties.

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

The International Settlements Policy governs settlements between U.S. carriers’ and foreign carriers’ costs of terminating traffic over each other’s networks. The FCC recently enacted certain changes in rules designed to allow U.S. carriers to propose methods to pay for international call termination that deviate from traditional accounting rates and the International Settlement Policy. The FCC has also established lower benchmarks for the rates that U.S. carriers can pay foreign carriers for the termination of international services and these benchmarks may continue to decline. These rule changes have lowered the costs of our competitors to terminate traffic in the United States and are contributing to the downward pricing pressure facing us in the market.

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

Employees

As of July 31, 2013, we had 6 employees, all of whom performed operational, technical and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belongs to labor unions.

ITEM 1A.     RISK FACTORS.

Not Applicable to smaller reporting companies.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not Applicable to smaller reporting companies.

ITEM 2.        PROPERTIES.

Our executive office is located at 3463 Magic Drive, Suite 355, San Antonio, Texas, in leased space consisting of 1,090 square feet. The lease for this facility is on a month to month basis. We pay annual rent of $6,500. We believe that our leased facilities are suitable and adequate for their intended use.

ITEM 3.        LEGAL PROCEEDINGS.

On May 30, 2013, we filed a voluntary petition in the United States Court for the Southern District of Texas, Houston Division, Case No. 13-33264, seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code. On April 4, 2014, the Bankruptcy Court entered an Agreed Order Confirming Joint Plan of Reorganization Filed by Plan Proponents, confirming the Plan Proponents’ Joint Chapter 11 Plan of Reorganization as modified on the record on April 4, 2014 and/or as modified by the Agreed Order. See Item 1 Business – Bankruptcy, and Note 3 to the Financial Statements.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board under the symbol “DTGIQ”. The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years, as reported by Bloomberg, LP. Price quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. All prices have been adjusted to reflect a 115:1 reverse stock split effective as of November 16, 2012.

Fiscal 2012	Low	High
First Quarter	$2.53	$6.04
Second Quarter	$1.15	$4.60
Third Quarter	$1.50	$8.62
Fourth Quarter	$0.40	$6.04

Fiscal 2013	Low	High
First Quarter	$0.17	$0.52
Second Quarter	$0.14	$0.77
Third Quarter	$0.15	$0.40
Fourth Quarter	$0.05	$0.18

Holders

As of July 30, 2014, there were approximately 1,270 record holders of our Common Stock.

Dividends

We have not paid cash dividends on our common stock because we have not generated sufficient earnings. We do not anticipate paying a dividend in the future and expect to use all available earnings to provide funds for growth of our business.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2013

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	N/A	-0-

Equity Compensation Plans not approved by security holders	246,800	$4.91	-0-

Total	246,800	$4.91	-0-

The material features of each equity compensation plan are described in Note 12 to the Financial Statements. Pursuant to the Agreed Order and Reorganization Plan, all outstanding options were terminated on April 4, 2014 by agreement.

Sales of Unregistered Securities

During the year ended July 31, 2013 we issued a total of 306,100 common shares to creditors for the conversion of $101,000 of debt into common stock. Issuance of such shares was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

During the year ended July 31, 2013 we issued a total of 697,026 common shares in connection with the rounding of odd lots outstanding immediately following the 115:1 reverse split effective on November 16, 2012. Issuance of such shares was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

ITEM 6.        SELECTED FINANCIAL DATA.

Not Applicable to smaller reporting companies.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE: This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend,” or words of similar import. Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties and actual results may be materially different than our expectations.

The following is a discussion of the consolidated financial condition and results of operations for the fiscal years ended July 31, 2013 and 2012. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, fiscal 2013 or 2013 refers to the year ended July 31, 2013 and fiscal 2012 or 2012 refers to the year ended July 31, 2012.

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

Cloud Communication Services: We provide cloud communication services (cloud-based hosted services) to value-added resellers and enterprise customers. The services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple customized IP/PBX features in a hosted or cloud environment for specialized applications.

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

Cloud Communication Services: We incur bandwidth, licensing, and co-location charges in connection with cloud communication services. The bandwidth charges are incurred as part of the connection between our customers to allow them access to our services.

Results of Operations

The following table sets forth certain items included in our results of operations in thousands of dollars amounts and variances between periods for the years ended July 31, 2013 and 2012.

	Years ended July 31,
	2013	2012	Variances	%
OPERATING REVENUES:
Global VoIP services	$638	$3,746	$(3,108)	-83%
Cloud-based hosted services	284	389	(105)	-27%

Total operating revenues	922	4,135	(3,213)	-78%

Cost of services (exclusive of depreciation and amortization, shown below)	636	3,811	(3,175)	-83%
GROSS MARGIN	286	324	(38)	-12%

Selling, general and administrative expense (exclusive of legal and professional fees)	709	1,481	(772)	-52%
Legal and professional fees	360	197	163	83%
Bad debt	54	-	54	-100%
Depreciation and amortization expense	29	119	(90)	-76%
OPERATING LOSS	(866)	(1,473)	607	-41%

OTHER INCOME (EXPENSE):
Gain on sale of an asset	-	90	(90)	-100%
Gain / loss derivative instruments	84	626	(542)	-87%
Loss on debt extinguishment	83	(75)	158	-211%
Interest expense	(381)	(412)	31	-8%
Total other income (expense)	(214)	229	(443)	-193%

NET LOSS FROM CONTINUING OPERATIONS	$(1,080)	$(1,244)	$164	-13%
Discontinued operations:
Net loss from discontinued operations, net of taxes	(1,851)	-	(1,851)	100%
NET LOSS FROM DISCONTINUED OPERATIONS	(1,851)	-	(1,851)	100%

NET LOSS ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$(2,931)	$(1,244)	$(1,687)	136%

Global VoIP Services. Global VoIP services revenue decreased by $3,108,000, or 83%, from 2012 to 2013. Global VoIP minutes carried by our network decreased by 83% from approximately 86,240,439 minutes of voice traffic during 2012 to approximately 14,864,518 minutes of voice traffic during 2013. Our average revenue per minute decreased from $0.0434 during 2012 to $0.0429 for 2013. The decrease in revenue is attributable primarily to the price pressure in our industry due to a reduction of international termination, the overall reduction in the number of carriers connected to our network, and our de-emphasis of our wholesale carrier business.

Cloud Communication Services. Cloud communication services revenue decreased by $105,000, or 27%, from 2012 to 2013. The decrease in revenue between periods is primarily attributed to the decrease in customers that generate monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted or cloud environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $3,175,000, or 83%, from 2012 to 2013. Cost of Services as a percent of sales decreased from 92.2% in 2012 to 69.0% in 2013. The decrease in cost of services is a direct correlation to the decline in Global VoIP services revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $772,000, or 52%, from 2012 to 2013. The decrease in SG&A between periods is attributable to the cost reduction measures undertaken during the fiscal 2013, including reduction in salaries and reduction in general expenses in order to realign our current operations.

Legal and professional fees. Legal and professional fees increased by $163,000, or 83%, from 2012 to 2013. The increase in legal and professional fees reflects the fees for the reverse stock split effective as of November 16, 2012, the acquisition of two oilfield services companies as of November 26, 2012, and various corporate and SEC filings relating to such transactions. In addition, we incurred legal fees relating to the voluntary petition pursuant to Chapter 11 of the U.S. Bankruptcy Code filed on May 30, 2013.

Bad debt. Bad debt increased by $54,000, or 100%, from 2012 to 2013. The increase is attributable to the recognition of bad debt expense for certain accounts receivable we deemed uncollectable in 2013. We did not recognize any bad debt expense during 2012.

Depreciation and amortization. Depreciation and amortization decreased by $90,000 or 76%, from 2012 to 2013. The decrease is as a result of most of our fixed assets reaching their fully depreciated value during 2013.

Operating loss. The Company reported an operating loss of $866,000 for 2013 compared to an operating loss of $1,473,000 for 2012. The improvement in operating loss between periods is primarily attributed to the decrease in SG&A of $772,000 and the decrease in depreciation and amortization expense of $90,000. The declines in SG&A and depreciation and amortization were offset by the increase in legal and professional fees of $163,000 between periods.

Other income (expense). Other income (expense) decreased by $443,000, or 193% from 2012 to 2013. The primary reason for the decrease in other income (expense) is attributed to the decrease of $542,000 in gain /loss on derivative instruments between periods. During 2012 we recognized $626,000 in gain on derivative instruments. During 2013 we only recognized $84,000 in gain on derivative instruments.

Net loss from continuing operations. Net loss from continuing operations improved by $164,000 from 2012 to 2013. The improvement in net loss from continuing operations is primarily attributed to the improvement in operating loss between periods by $607,000. The improvement in operating loss was slightly offset by the increase of $443,000 in other expense.

Net loss from discontinued operations, net of taxes. Net income from discontinued operations for the 2013 was $1,851,000. This represents the net loss generated by Hurley and Dishon. We acquired Hurley and Dishon during 2013 and they did not contribute any earnings to 2012. The net loss was primarily a result of the impairment of the goodwill related to the Hurley acquisition.

Net loss attributed to Digerati Technologies, Inc. Net loss attributed to Digerati Technologies, Inc. increased by $1,687,000 from 2012 to 2013. The increase in the net loss is income attributed to our loss from continuing operations and the net loss from discontinued operations.

Liquidity and Capital Resources

Cash Position: We had a cash balance of $10,000 as of July 31, 2013 not including cash from discontinued operations. Net cash provided by operating activities during 2013 was approximately $5,925,000. Cash used in investing activities during 2013 was approximately $2,803,000. We had cash provided by financing activities of $3,419,000 pursuant to the issuance and payments of various promissory notes during 2013. Overall, our net operating, investing and financing activities during 2013 generated approximately $6,541,000 of cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations. Additionally, we are funding Digerati from available funds from two subsidiaries classified as discontinued operations.

Our current cash expenses are expected to be approximately $110,000 per month, including wages, rent, utilities and corporate professional fees primarily associated with finalization of our Reorganization Plan. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities which are approximately $80,317,000. As mentioned in Note 3 to the Financial Statements, upon the sale of the shares of Dishon and Hurley and in accordance with the Reorganization Plan, the appointed trustee intends to pay approximately $3,500,000 of unsecured claims and professional fees and up to $60,000,000 in claims secured by the shares of Dishon and Hurley. We do not anticipate that there will be any proceeds from the sale of Dishon and Hurley shares in excess of the unsecured claims, professional fees and secured claims.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated deficit in Stockholders’ Equity of approximately $80,132,000, which raises substantial doubt about our ability to continue as a going concern.

We will continue to work with various funding sources to secure additional debt and equity financings. However, we cannot offer any assurance that we will be successful in executing the aforementioned plans to continue as a going concern.

Critical Accounting Policies

Revenue Recognition. We derive our revenue from Global VoIP Services and Cloud Communication Services. Revenue is recognized when persuasive evidence of an arrangement exists, service or network capacity has been provided, the price is fixed or determinable, collectability is reasonably assured and there are no significant obligations remaining.

We record and report our revenue on the gross amount billed to our customers in accordance with the following “gross indicators”:

●	Digerati is the primary obligor in its arrangements,
●	Digerati has latitude in establishing pricing,
●	Digerati changes the product or performs part of the service and is involved in the determination of the product or service specifications,
●	Digerati has discretion in supplier selection; and
●	Digerati assumes credit risk for the amount billed to the customer

We recognize revenue from Global VoIP Services in the period the service is provided, net of revenue reserves for potential billing credits. Such credits can result from disagreements with customers regarding the duration, destination or rates charged for each call. We recognize Cloud Communication Services revenue during the period the services are provided.

Stock-based Compensation. We account for share-based compensation in accordance with provisions on share-based payments which require measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. We use the following key assumptions in determining the fair market value of options:

	For the Years Ended July 31,
	2013	2012
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	0.00%	415.75%
Risk-free interest rate	0.00%	1.42%
Expected term	0.00 years	3.5 - 4.25 years

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

Not Applicable to smaller reporting companies.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Digerati Technologies, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Digerati Technologies, Inc. and its subsidiaries (collectively, “Digerati”) as of July 31, 2013 and July 31, 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of Digerati’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Digerati is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Digerati’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digerati Technologies, Inc. and its subsidiaries as of July 31, 2013 and July 31, 2012 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates Ltd., LLP
www.lbbcpa.com
Houston, Texas

July 30, 2014

PART 1. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 31,	July 31,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10	$2
Accounts receivable, net of allowance for doubtful accounts of $54 and $0, respectively	13	10
Prepaid and other current assets	94	19
Assets held for sale	75,294	-
Total current assets	75,411	31

LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $76 and $61, respectively	74	89

Property and equipment, net	2	104

Total assets	$75,487	$224

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,257	$869
Accrued liabilities	372	257
10% Convertible debentures, net of unamortized discount of $56 and $67, respectively	19	8
Current portion of long term debt, net of unamortized discount of $0 and $28, respectively	1,514	1,259
Derivative liability	10	94
Liabilities held for sale	77,145	-
Total current liabilities	80,317	2,487

LONG-TERM LIABILITIES:
Customer deposits	138	124
Total long-term liabilities	138	124

Total liabilities	80,455	2,611

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 1,977,626 and 974,500 issued and outstanding, respectively	2	1
Additional paid in capital	75,161	74,812
Accumulated deficit	(80,132)	(77,201)
Other comprehensive income	1	1
Total stockholders' deficit	(4,968)	(2,387)
Total liabilities and stockholders' deficit	$75,487	$224

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended July 31,
	2013	2012
OPERATING REVENUES:
Global VoIP services	$638	$3,746
Cloud-based hosted services	284	389

Total operating revenues	922	4,135

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	636	3,811
Selling, general and administrative expense (exclusive of legal and professional fees)	709	1,481
Legal and professional fees	360	197
Bad debt	54	-
Depreciation and amortization expense	29	119
Total operating expenses	1,788	5,608

OPERATING LOSS	(866)	(1,473)

OTHER INCOME (EXPENSE):
Gain on sale of an asset	-	90
Gain derivative instruments	84	626
Gain (loss) on debt extinguishment	83	(75)
Interest expense	(381)	(412)
Total other income (expense)	(214)	229

NET LOSS FROM CONTINUING OPERATIONS	(1,080)	(1,244)
Discontinued operations:
Net loss from discontinued operations, net of taxes	(1,851)	-
NET LOSS FROM DISCONTINUED OPERATIONS	(1,851)	-

NET LOSS ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$(2,931)	$(1,244)

LOSS PER SHARE - BASIC AND DILUTED
From continuing operations	$(0.62)	$(1.90)
From discontinued operations	$(1.07)	$-
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC. SHAREHOLDERS	$(1.69)	$(1.90)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,736,000	655,900

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JULY 31, 2013 AND 2012
(In thousands, except share amounts)

	Common		Additional Paid-in	Accumulated	Other Comprehensive
	Shares	Par	Capital	Deficit	Income	Totals
BALANCE, July 31, 2011	572,900	$1	$74,288	$(75,957)	$1	$(1,667)
Stock option expense	-	-	131	-	-	131
Stock issued for services	122,600	-	289	-	-	289
Warrants issued for services	-	-	250	-	-	250
Warrants - derivative liability	-	-	(634)	-	-	(634)
Stock issued for debt	279,000	-	488	-	-	488
Net loss	-	-	-	(1,244)	-	(1,244)
BALANCE, July 31, 2012	974,500	$1	$74,812	$(77,201)	$1	$(2,387)
Stock option expense	-	-	78	-	-	78
Issuance of warrants for services	-	-	3	-	-	3
Stock issued for debt	306,100	-	101	-	-	101
Reverse split round up	697,026	1	167	-	-	168
Net loss	-	-	-	(2,931)	-	(2,931)
BALANCE, July 31, 2013	1,977,626	$2	$75,161	$(80,132)	$1	$(4,968)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Years ended July 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,931)	$(1,244)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
(Gain) loss on debt extinguishment	(83)	75
Gain on sale of an asset	-	(90)
Gain on derivative instruments	(84)	(626)
Depreciation, amortization and accretion	5,786	119
Impairment of goodwill	5,885	-
Amortization of deferred financing fees	-	34
Amortization of debt discount	39	176
Issuance of stock grants and options for services	78	420
Issuance of warrants for services	3	250
Changes in operating assets and liabilities:
Accounts receivable	861	552
Prepaid expenses and other current assets	(3,834)	54
Accounts payable	74	(57)
Accrued liabilities	117	158
Customer deposits	14	(1)
Net cash provided by (used in) operating activities	5,925	(180)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of concession	-	85
Acquisition of Dishon and Hurley	5,969	-
Purchases of property & equipment	(8,772)	(33)
Net cash provided by (used in) investing activities	(2,803)	52

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(2,567)	(143)
Proceeds from notes payable	5,986	-
Proceeds from convertible debt	-	163
Proceeds from convertible debentures	-	50
Net cash provided by financing activities	3,419	70

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,541	(58)
CASH AND CASH EQUIVALENTS, beginning of period	2	60

CASH AND CASH EQUIVALENTS, end of period	$6,543	$2

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$496	$87

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Accrued interest added to debt principal	$-	$44
Property and equipment purchased on account	$-	$110
Stock issued for settlement of debt	$101	$488
Derivative liability on tainted warrants	$-	$634
Conversion of accounts payable to convertible debentures	$-	$25

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Digerati Technologies, Inc. (“we”, “our”, “Digerati”) was incorporated in the state of Nevada on May 24, 2004. Digerati is an established cloud telephony service provider that offers a comprehensive suite of cloud communication services to meet the global needs of businesses that are seeking simple, flexible, and cost effective communication solutions. Unlike legacy phone systems, our telephony services are delivered Only in the Cloud...™, or over the Internet, making service available to customers from anywhere internet access is available.

Principles of Consolidation. The consolidated financial statements include the accounts of Digerati, and its subsidiaries, which are either majority owned or controlled by Digerati. In accordance with ASC 810-10-05 which sets out the guidance on consolidation of variable interest entities, Digerati identifies entities for which control is achieved through means other than through voting rights (a “variable interest entity” or “VIE”) and determines when and which business enterprise, if any, should consolidate the VIE. In addition, Digerati discloses information pertaining to such entities wherein Digerati is the primary beneficiary or other entities wherein Digerati has a significant variable interest. All significant inter-company transactions and balances have been eliminated.

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

Concentration of Credit Risk. Financial instruments that potentially subject Digerati to concentration of credit risk consist primarily of trade receivables. In the normal course of business, Digerati provides credit terms to its customers. Accordingly, Digerati performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. Digerati maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. Digerati has not experienced any losses in such accounts and Digerati does not believe it’s exposed to any significant credit risk on cash and cash equivalents.

Revenue Recognition. Digerati derives revenue from two product offerings Global VoIP Services and Cloud Communication Services. Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided, the price is fixed or determinable, collectability is reasonably assured and there are no significant obligations remaining.

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

Sources of revenue:

Global VoIP Services: We currently provide VoIP communication services to U.S. and foreign telecommunications companies that lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically, these telecommunications companies offer their services to the public for domestic and international long distance services

Cloud Communication Services: We provide cloud communication services to value-added resellers and enterprise customers. The service includes fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple customized IP/PBX features in a hosted or cloud environment for specialized applications.

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

Cloud Communication Services: We incur bandwidth, licensing, and co-location charges in connection with cloud communication services. The bandwidth charges are incurred as part of the connection between our customers to allow them access to our services.

Cash and cash equivalents. The Company considers all bank deposits and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. For the purposes of the statement of cash flows, cash and cash equivalents includes Dishon Disposal, Inc.  and Hurley Enterprises, Inc. cash and cash equivalents classified as held for sale as of July 31, 2013.  See footnote 4.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2013 and 2012, Digerati’s allowance for doubtful accounts balance was $54,000 and $0, respectively.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is probable within the next 12 months from the balance sheet date. As of July 31, 2013 and 2012, Digerati has derivative instruments related to, convertible debt, debentures and warrants (see Note 14).

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

Since January 1, 2007, Digerati accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, Digerati recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of July 31, 2013 and 2012.

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

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended July 31, 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Our derivative liabilities as of July 31, 2013 and 2012 were $10,000 and $94,000, respectively, and were valued using Level 3 inputs.

Recently issued accounting pronouncements. Digerati does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on Digerati’s results of operations, financial position or cash flows.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the year July 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $80,132,000 and a working capital deficit of approximately $4,906,000, which raises substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance its ability to continue as a going concern. Management has scaled back its operations and reduced operating costs to conserve capital while it secures additional sources of capital to fund its operations. Additionally, as mentioned in Note 3 to the Financial Statements, upon the sale of discontinued operations and in accordance with the Reorganization Plan, the appointed trustee intends to retain sufficient funds to pay approximately $3,500,000 of unsecured claims and professional fees and up to $60,000,000 of secured claims. In the event the proceeds from the sale of discontinued operations are not sufficient to pay in full the secured claims, the deficiency balance will be waived by the secured creditors. We do not anticipate that there will be proceeds from the sale of discontinued operations in excess of the unsecured claims, professional fees and secured claims.

The Company will continue to work with various funding sources to secure additional debt and equity financings. However, Digerati cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Digerati’s consolidated financial statements as of July 31, 2013 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – BANKRUPTCY

On May 30, 2013, Digerati Technologies, Inc., Debtor in Possession (“Digerati”), filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), Case No. 13-33264 (the “Bankruptcy”), seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code.

On April 4, 2014 (the “Confirmation Date”), the Bankruptcy Court entered an Agreed Order Confirming Joint Plan of Reorganization Filed by Plan Proponents (“Agreed Order”) confirming the Plan Proponents’ Joint Chapter 11 Plan of Reorganization as modified on the record on April 4, 2014 and/or as modified by the Agreed Order (the “Reorganization Plan”). As used herein, the term “Reorganized Debtor” refers to Digerati Technologies, Inc., a Nevada corporation, after the Confirmation Date and as reorganized by the Reorganization Plan.

Summary of the Plan

This summary is not intended to be a complete description of the Reorganization Plan, and it is qualified in its entirety by reference to the Agreed Order, Reorganization Plan, Plan Supplement and Disclosure Statement. A copy of the Agreed Order and Reorganization Plan are filed as exhibits to Digerati’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2014.

(a)	The Agreed Order provided final approval of the Disclosure Statement, a copy of which was filed as an exhibit to Digerati’s Current Report on Form 8-K dated January 23, 2014.

(b)
Upon the Confirmation Date, the Reorganized Debtor had 1,977,626 shares of common stock outstanding. However, the Reorganization Plan recognizes that disputes may exist regarding certain equity interests, as more fully described in the Bankruptcy Settlement Agreement dated January 15, 2014, filed as an exhibit to Digerati’s Current Report on Form 8-K dated January 23, 2014 (the “BSA”). The BSA and Reorganization Plan provide that these disputes, if any, will be resolved by arbitration and the Reorganized Debtor may be required to issue additional shares of common stock. All outstanding shares of Digerati’s preferred stock, warrants, options, conversion rights and other rights to acquire shares of common stock and all “super voting” shares are cancelled. No additional shares of any class may be issued by the Reorganized Debtor until after the Initial Stockholders’ Meeting Post-Confirmation (“Stockholder Meeting”), except if necessary to affect rulings of the arbitrator pursuant to the BSA.

(c)
The Reorganized Debtor’s Board of Directors consists of Messrs. Arthur L. Smith, William E. McIlwain and James J. Davis. The Reorganized Debtor’s officers, who serve at the discretion of the board of directors until the Stockholder Meeting, are:

Arthur L. Smith	President and Chief Executive Officer
Antonio Estrada	Chief Financial Officer

(d)
The Reorganized Debtor is required to hold a Stockholder Meeting to elect a new board of directors after August 31, 2014, and before September 15, 2014. The Reorganized Debtor’s current officers and directors, as well as the parties to the BSA and a Rule 11 Mediated Settlement Agreement dated January 14, 2014 (the “Rule 11 Agreement”), are not eligible for election to the new board of directors at the Stockholder Meeting. Messrs. Smith and Estrada are not permitted to solicit proxies in connection with the Stockholder Meeting but may vote shares of common stock owned by them.

(e)
The Reorganization Plan requires that title to the issued and outstanding shares of Dishon Disposal, Inc. (“Dishon”) and Hurley Enterprises, Inc. (“Hurley”) owned by Digerati be transferred to a Grantor Trust subject to existing liens and the Rule 11 Agreement. The Dishon and Hurley shares shall not vest in the Reorganized Debtor and shall remain the property of Digerati’s bankruptcy estate. The Reorganization Plan also provides that certain retained litigation claims shall be transferred to the Grantor Trust. The beneficiary of the Grantor Trust is the Reorganized Debtor. The trustee of the Grantor Trust and Disbursing Agent is Mr. William R. Greendyke. All other assets of Digerati which are not transferred to the Grantor Trust and/or retained by Digerati, shall be vested in the Reorganized Debtor as of the Confirmation Date, including but not limited to the common stock of Shift8 Technologies, Inc., free and clear of liens, claims and encumbrances.

(f)
All of the issued and outstanding shares of Dishon and Hurley will be sold by the Grantor Trust and the proceeds from the sale will be distributed by the trustee and Disbursing Agent to discharge certain allowed claims. The claims distribution set forth in the Reorganization Plan is as follows:

(i)	Allowed priority claims will be paid in full from cash on hand.

(ii)
Allowed administrative claims will be paid from the proceeds of the sale of the Dishon and Hurley shares except for those amounts paid pursuant to the budget attached to the Reorganization Plan. The Company will estimate the maximum potential amount of any federal income tax liability on the gains derived from the sale of the Dishon and Hurley shares and deposit that amount into a reserve account until determination of the actual taxes due.

(iii)
Proceeds from the sale of the Dishon shares in excess of $1,250,000 plus one-half of Digerati’s unpaid professional fees (the “Dishon Carve Out”) and amount reserved for taxes will be delivered to creditors holding $30,000,000 of Digerati’s indebtedness secured by the Dishon shares, up to the principal of and accrued interest on such indebtedness. In addition, the secured creditors maintain a right to seek a refund if the estimated amount withheld for taxes on the sale of the Dishon shares exceeds the tax obligation. Principal of or interest on Digerati’s indebtedness secured by the Dishon shares that is in excess of the net proceeds from the sale of Dishon shares will be waived.

(iv)
Proceeds from the sale of the Hurley shares in excess of $1,250,000 plus one-half of Digerati’s unpaid professional fees (the “Hurley Carve Out”) and amount reserved for taxes will be delivered to creditors holding $30,000,000 of Digerati’s indebtedness secured by the Hurley shares, up to the principal of and accrued interest on such indebtedness. In addition, the secured creditors maintain a right to seek a refund if the estimated amount withheld for taxes on the sale of the Hurley shares exceeds the tax obligation. Principal of or interest on Digerati’s indebtedness secured by the Hurley shares that is in excess of the net proceeds from the sale of Hurley shares will be waived.

(v)	Allowed unsecured claims of $1,000 or less will be paid in full from cash on hand.

(vi)
Allowed unsecured claims greater than $1,000 will be paid in full from the Dishon Carve Out and the Hurley Carve Out. To the extent the combined $2,500,000 withheld from the sale of the Dishon shares and Hurley shares exceeds the amount of the unsecured claims; the excess shall be applied to the unpaid professional fees.

(vii)	All cure payments under assumed contracts are due to be paid within 90 days of April 4, 2014.

(viii)
If there are proceeds from the sale of the Dishon and Hurley shares in excess of the amounts described in the foregoing paragraphs, they will be paid 6/7th to Hurley Fairview, LLC, Terry Dishon, Sheyenne Hurley, and Riverfront Capital, LLC in the ratios set forth in the Reorganization Plan, with the remaining 1/7th to the paid to the Reorganized Debtor.

(ix)	All executory contracts of Digerati are rejected except as previously assumed by order in the Bankruptcy Court or specifically listed as assumed in the Reorganization Plan.

(x)
The Reorganized Debtor releases Messrs. Arthur L. Smith, Antonio Estrada, William E. McIlwain and James J. Davis in their individual capacity and their respective capacities as officers and/or directors, as applicable, of Digerati, Hurley Enterprises, Inc. or Dishon Disposal, Inc. of all claims and causes of action arising on or before the Confirmation Date which could be asserted by Digerati, the estate and/or on account of the Bankruptcy through the Stockholder Meeting. The Reorganized Debtor also releases Messrs. Arthur L. Smith, William McIlwain and James Davis to the greatest extent provided by law from any claims.

(xi)	The Effective Date of the Reorganization Plan is December 31, 2014.

NOTE 4 – ACQUISITION

On November 26, 2012, Digerati announced that it had completed the acquisition of two well established oil field services operating entities.

Dishon Disposal Inc. is a waste disposal facility located in North Dakota with a 25-year track record, focusing on solid and liquid wastes from oil field and drilling processes. The solid waste is land filled into specially prepared, synthetic lined pits and the liquid waste is treated with industry leading water treatment technology, which can be applied across multiple industries outside of the oil field.

Hurley Enterprises, Inc. is an oil field support services company with multiple service and rental lines of revenue. Hurley provides skid houses, telecommunication services, booster booths, portable toilets, generators, potable water, and mess halls to many of the major drilling contractors and production companies in North Dakota and Montana.

The purchase price for both entities was $60,000,000 in promissory notes payable. The acquisition was accounted for under the purchase method of accounting, with Digerati identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration paid by Digerati was allocated to oil field services net tangible assets and intangible assets based on their estimated fair values as of November 26, 2012. Allocation of the purchase price is based on the best estimates of management.

The following information summarizes the allocation of the fair values assigned to the assets at the purchase date. The allocation of fair values is preliminary and is subject to change in the future during the measurement period.

	(in thousands)
	Dishon	Hurley	Total
Cash and cash equivalents, including restricted cash	$4,270	$1,699	$5,969
Accounts receivable	3,341	12,014	15,355
Other assets	401	552	953
Property and equipment	2,281	17,701	19,982
Goodwill	-	9,743	9,743
Land	2,850	-	2,850
Permit - waste disposal	17,991	-	17,991
Permit - sludge services	1,071	-	1,071

Total identifiable net assets	$32,205	$41,709	$73,914
Less: liabilities assumed	(2,205)	(11,709)	(13,914)
Total purchase price	$30,000	$30,000	$60,000

The Company incurred approximately $175,000 in costs associated with the acquisition. These included legal, accounting and investment banking fees.

The following table summarizes the cost of amortizable intangible assets related to the oil field services acquisition:

	Estimated Cost
	(in thousands)			Useful life
	Dishon	Hurley	Total	(years)

Goodwill	$-	$9,743	$9,743	-
Permit - waste disposal	17,991	-	17,991	5
Permit - sludge services	1,071	-	1,071	2
Total	$19,062	$9,743	$28,805

The Company is presenting Hurley and Dishon as discontinued operations. Digerati believes that the results of operations would not be significantly different from Digerati’s historical financial statements presented. Accordingly, Digerati is not presenting unaudited pro-forma results of operations as if the acquisition had taken place on August 1, 2011.

NOTE 5 – DISCONTINUED OPERATIONS

The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, Presentation of Financial Statements–Discontinued Operations to the operations of Dishon and Hurley. On November 26, 2012, Digerati announced that it had completed the acquisition of two well established oil field services operating entities:

Dishon Disposal Inc. is a waste disposal facility located in North Dakota with a 25-year track record, focusing on solid and liquid wastes from oil field and drilling processes. The solid waste is land filled into specially prepared, synthetic lined pits and the liquid waste is treated with industry leading water treatment technology, which can be applied across multiple industries outside of the oil field.

Hurley Enterprises, Inc. is an oil field support services company with multiple service and rental lines of revenue. Hurley provides skid houses, telecommunication services, booster booths, portable toilets, generators, potable water, and mess halls to many of the major drilling contractors and production companies in North Dakota and Montana.

In aggregate, discontinued operations include net sales of $41.5 million and net loss of $1.85 million in 2013. Assets and liabilities held for sale as of July 31, 2013 related to the discontinued operations include total assets of $75.29 million and total liabilities of $77.14 million. Liabilities included $60 million in notes payable to the former owners of Dishon and Hurley as described below.

In November 2012, Digerati entered into a promissory note in the amount of $30 million with Mr. Terry Dishon, payable in bi-monthly installments, bearing interest of 0.22% per annum and a maturity date of November 16, 2014.

In November 2012, Digerati entered into a promissory note in the amount of $20 million with Hurley Fairview, LLC, payable in bi-monthly installments, bearing interest of 0.22% per annum and a maturity date of March 31, 2015.

In November 2012, Digerati entered into a promissory note in the amount of $10 million with Mrs. Sheyenne Rae Nelson Hurley, payable in bi-monthly installments, bearing interest of 0.22% per annum and a maturity date of March 31, 2015.

As a result of the assets and liabilities being classified as held for sale, and based on the final sales prices for Dishon and Hurley, an impairment of $5,885,000 was recorded on the Hurley goodwill. (See note 16)

Assets and liabilities of discontinued operations as of July 31, 2013 were as follows (in thousands):

	Dishon	Hurley	Total
Cash and cash equivalents	$2,802	$3,731	$6,533
Accounts receivable	4,470	10,021	14,491
Other assets	677	3,891	4,568
Property and equipment	3,585	23,124	26,709
Goodwill	-	3,858	3,858
Land	2,950	-	2,950
Permit – waste disposal, net	15,114	-	15,114
Permit – sludge service	1,071	-	1,071
Total net assets	$30,669	$44,625	$75,294

Accounts payable	840	1,690	2,530
Accrued expenses	979	5,702	6,681
Notes payable	30,701	37,233	67,934
Other	-	-	-
Taxes payable	-	-	-
Total liabilities	32,520	44,625	77,145

Net assets (liabilities held for sale)	$(1,851)	$-	$(1,851)

Net income from discontinued operations as of July 31, 2013 was as follows (in thousands):

	Dishon	Hurley	Total
Revenues	$10,476	$30,972	$41,448
Cost of goods sold	3,802	17,055	20,857
Gross profit	6,674	13,917	20,591
Selling and administrative expenses	5,011	5,102	10,113
Depreciation and amortization	3,413	2,372	5,785
Impairment of goodwill	-	5,885	5,885
Operating income (loss)	(1,750)	558	(1,192)
Other income (expense)	(101)	(558)	(659)
Net loss from discontinued operations	$(1,851)	$-	$(1,851)

NOTE 6 – INTANGIBLE ASSETS

During fiscal 2008, Digerati lent $150,000 to NetSapiens Inc. The note receivable had a maturity date of June 26, 2008 with interest at 8% per year. The note was secured by NetSapiens’ proprietary Starter Platform License and SNAPsolution modules. On June 26, 2008 Digerati converted the outstanding interest and principal balance into a lifetime and perpetual NetSapiens’ License. The License provides Digerati with the ability to offer Hosted PBX (Private Branch eXchange), IP Centrex application, prepaid calling, call center, conferencing, messaging and other innovative telephony functionality necessary to offer standard and/or custom services to the Residential and Enterprise markets. The NetSapiens’ License is being amortized equally over a period of 10 years.

NOTE 7 - PROPERTY AND EQUIPMENT

Following is a summary of Digerati’s property and equipment at July 31, 2013 and 2012 (in thousands):

	Useful lives	2013	2012
Telecom equipment & software	1-5 years	$5	$1,020
Less: accumulated depreciation		(3)	(916)
Net–property and equipment		$2	$104

For the years ended July 31, 2013 and 2012, depreciation and amortization totaled approximately $29,000 and $119,000, respectively.

NOTE 8 – DEBT

At July 31, 2013 and 2012, outstanding debt consisted of the following: (In thousands, except per share amounts).

Outstanding debt

	July 31,	July 31,
	2013	2012

Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured. (See details below)	$560	$390

Note payable to Vantage Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing December 29, 2011, collateralized by Digerati’s assets. (See details below)	13	13

Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati’s assets. (See details below)	122	122

Note payable to Recap Marketing & Consulting LLP, bearing interest at 3% per annum, maturing October 1, 2010.	-	21

Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by Digerati’s assets. (See details below)	154	154

Note payable to ATVF II payable in monthly installments, bearing interest at 16% for the first year and 18% during the second year, maturing May 10, 2013, collateralized by Digerati’s assets. (See details below)	186	186

Note payable to Thermo Credit, LLC., interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing August 2, 2012, collateralized by Digerati’s accounts receivable. Bearing an annual interest rate equivalent to the lesser of the maximum rate and the greater of the prime rate plus 8.25% or 11.5%, a commitment fee of 2% and weekly monitoring fee of .05%. Digerati is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, for the 12-month period, of not less than 1.0 as of the last day of each quarter and 2) A consolidated operating income, for the 12-month period, of not less than zero as of the last day of each fiscal year. (See details below)
	258	325

Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing October 23, 2012. The holder has the option to convert the principal and accrued interest into Digerati’s common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009, net of debt discount of $0 and $28, respectively.	-	5

Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing December 19, 2012. The holder has the option to convert the principal and accrued interest into Digerati’s common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009, net of debt discount of $0 and $0, respectively. Note was extinguished on November 21, 2012.	-	43

Note payable to MCI Partners, Inc. bearing no interest and no maturing date.	221	-

Total outstanding long-term debt	1,514	1,259
Current portion of long-term debt	(1,514)	(1,259)
Long-term debt, net of current portion	$-	$-

During fiscal 2012, Digerati analyzed the new notes issued to Asher for derivative accounting consideration and determined that the embedded conversion option qualify as a derivative instrument, due to the variable conversion price. On November 21, 2012, the Company paid $25,000 to Asher for the total outstanding debt and accrued interest. At the time of payment, the company also recognized a net debt discount of $13,842 and eliminated $23,793 in derivative liability related to the Asher promissory note.

During the year ended July 31, 2013, Digerati issued 306,100 common shares upon conversion of various notes in the principal amount of $101,000.

On October 12, 2010, three of the warrant holders exercised their put rights and as a result, Digerati made payments to the related warrant holders amounting to $75,000 which was charged to derivative liability and resulted in a remaining balance of $10,000 as of July 31, 2013. The Company cancelled the related warrants as a result of the payment made for the put rights.

On April 3, 2012, May 2, 2012, May 15, 2012 and June 21, 2012 Digerati entered into four Convertible Debentures totaling $75,000. The holders can convert the debentures into common stock at a rate of $3.45. Additionally, Digerati issued 13,100 warrants at an exercise price of $3.45 to the debenture holders. Digerati analyzed the debentures for derivative accounting consideration and determined that the warrants qualify as a derivative instrument, due to the exercise price adjustment provision. As of July 31, 2013, the derivative liability was valued at $0. Subsequent to the year end, on April 4, 2014, under the Reorganization Plan, the warrants issued under the convertible debentures were cancelled. Additionally, under the plan the appointed trustee intends to pay off the principal balance outstanding to the debenture holders.

As of July 31, 2013, Digerati was in default of its notes with Vantage Bank Texas, National Association (formerly San Antonio National Bank) and Thermo Credit, LLC due to its failure to meet certain debt covenant ratios. The Company was able to obtain a waiver until July 31, 2012 from Vantage Bank for such defaults. On July 5, 2012, Vantage Bank filed a lawsuit in Bexar County, Texas against Digerati for failure to pay the remaining indebtedness. On November 29, 2012, Digerati reached an “agreed judgment” with Vantage Bank for $18,796. Subsequent to the year end, on April 4, 2014, under the Reorganization Plan, the appointed trustee intends to pay off the principal balance outstanding on the promissory note.

On April 18, 2012, Digerati entered into a forbearance agreement with Thermo Credit, LLC, in which the lender agreed to temporarily forebear the defaults under the promissory note. Additionally during the year ended July 31, 2013, Digerati agreed to transfer its right to some equipment to Thermo Credit, LLC, and as a result the debt to Thermo Credit, LLC, was reduced by $121,000. Subsequent to the year end, on April 4, 2014, under the Reorganization Plan, the appointed trustee intends to pay off the principal balance outstanding on the promissory note.

The promissory note for $20,000 payable to Recap Marketing & Consulting LLP maturing October 1, 2010 was exchanged for 1,000 shares of Digerati Series A Preferred Stock during fiscal 2013 and was not outstanding as of July 31, 2013. Pursuant to the Reorganization Plan confirmed on April 4, 2014, all shares of the Series A Preferred Stock were cancelled. The $20,000 promissory note is not an Allowed Claim as defined in the Reorganization Plan.

As of the date of this filing, on April 4, 2014, under the Reorganization Plan, the appointed trustee intends to pay off the principal balance outstanding on the promissory notes to Alfonso Torres, ATV Texas Ventures IV, and ATVF II.

Under the Reorganization Plan, the trustee sold the shares of Dishon and Hurley and the proceeds generated from the sale of the entities is intended to pay off the secured and unsecured creditors, however, in the event the proceeds from the sale of shares of Dishon and Hurley are not sufficient to pay in full the secured claim, the deficiency balance will be waived by the secured creditor.

NOTE 9 – INCOME TAXES

Digerati files a consolidated tax return. Certain tax years are subject to examination by the Internal Revenue Service and certain state taxing authorities. As of July 31, 2013, Digerati had net operating loss carryforwards of approximately $26,856,000 to reduce future federal income tax liabilities. Income tax benefit (provision) for the years ended December 31, 2013 and 2012 are as follows:

The effective tax rate for Digerati is reconciled to statutory rates as follows:

	2013	2012
Expected Federal benefit (provision), at statutory rate	35.0%	35.0%
Change in valuation allowance	(35.0)%	(35.0)%
	0.0%	(0.0)%

Deferred tax assets are comprised of the following as of July 31, 2013 and 2012:

	2013	2012
Net operating loss carryover	$9,400,000	$6,881,000
Valuation allowance	(9,400,000)	(6,881,000)
Total deferred tax asset, net	$-	$-

At July 31, 2013, realization of Digerati’s deferred tax assets was considered more likely than not to be realized. The change in the valuation allowance for 2013 was approximately $2,519,000. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in Digerati’s combined financial statements. All tax years remain open to examination by the major taxing jurisdictions in which Digerati is subject to tax.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

Digerati leases its office space with monthly payments of $542; the lease is on a month to month basis. The annual rent expense under the operating lease was $13,242 and $27,836 for 2013 and 2012, respectively. The future minimum lease payment under the operating lease for fiscal year 2014 is $6,500.

Environmental Matters

Dishon Disposal, Inc. is subject to federal, state and local regulatory requirements relating to environmental protection. It is Dishon’s policy to comply fully with all applicable requirements. Based on current information, Digerati believes that Dishon is in compliance with applicable environmental laws and regulations and management is not aware of any violation that could have a material adverse effect on Digerati. Digerati applied discontinued operations accounting to Dishon’s operations during fiscal 2013. (See Note 5)

On August 28, 2012, Dishon secured a certificate of deposit for $1,175,000. The certificate of deposit is being held to secure Dishon’s obligation to cover closure and post-closure costs as required by the North Dakota Department of Health. The certificate of deposit will renew every six months, until it is released by the North Dakota Department of Health to Dishon. The restricted landfill final capping, closure and post-closure funds covers anticipated costs of $770,000; however, these amounts are based primarily on investigations and remediation plans established by independent consultants and regulatory agencies. Accordingly, these estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is Digerati’s policy to realize a change in estimate once it becomes probable and can be reasonably estimated. Digerati applied discontinued operations accounting to Dishon’s operations during fiscal 2013. (See Note 5)

Dishon is subject to possible loss contingencies arising from federal, state, and local environmental, health, and safety laws and regulations and third-party litigation. There are no matters which, in the opinion of management, will have a material adverse effect on the financial position, results of operations, or cash flows of Digerati as of July 31, 2013. Digerati applied discontinued operations accounting to Dishon’s operations during fiscal 2013. (See Note 5)

Contingencies

Dishon paid fees under various agreements with Perfect Circle Water System, LLC (“PCWS’). These agreements were subsequently canceled under the Bankruptcy Settlement Agreement (“BSA”) date January 15, 2014. Subsequent to year end, Dishon made payments of approximately $2,109,000 under the various agreements. Digerati applied discontinued operations accounting to Dishon’s operations during fiscal 2013. (See Note 5)

Hurley paid fees under a month to month lease agreement with a related party for housing facilities. There is no formal lease agreement for the housing facilities. Subsequent to year end, Hurley made payments of approximately $849,000 to the related party. Digerati applied discontinued operations accounting to Hurley’s operations during fiscal 2013. (See Note 5)

From time to time Digerati is involved in various litigations in the ordinary course of business. The Company’s management believes existing litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of Digerati.

NOTE 11 – EQUITY

During the year ended July 31, 2013 Digerati issued a total of 306,100 common shares to creditors for the conversion of $101,000 of debt into common stock.

During the year ended July 31, 2013 Digerati issued a total of 697,026 common shares (post split) to all stockholders to account for the 115 reverse split and any fractional shares were rounded up to the next one hundred (100) shares of Common Stock. The reverse split became effective on November 16, 2012.

NOTE 12 – STOCK -BASED COMPENSATION

In September 2005, Digerati adopted its 2005 Stock Compensation Plan (the “Stock Option Plan”). This plan, as amended, authorizes the grant of up to 30 million shares of common stock (warrants, stock options, restricted common shares, non-restricted common shares and other awards) to employees, Directors, and certain other persons. The number of authorized shares of common stock will automatically increase as of the date of any new grants pursuant to the Stock Option Plan by the aggregate number of shares subject to such grant. The Stock Option Plan is intended to permit Digerati to retain and attract qualified individuals who will contribute to the overall success of Digerati. Digerati’s Board of Directors determines the terms of any grants under the Stock Option Plan. Exercise prices of all warrants, stock options and other awards vary based on the market price of the shares of common stock as of the date of grant. The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest based on the terms of the individual grant.

During the year ended July 31, 2013 there were no issuance of stock-based compensation.

During the year ended July 31, 2012, we issued:

-
50,200 common shares to various employees as part of Digerati’s profit sharing plan contribution. The Company recognized stock-based compensation expense of $173,189 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

-
60,800 common shares to various employees for services. The Company recognized stock-based compensation expense of $75,370 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

-
11,600 common shares to our Board of Directors for services. The Company recognized stock-based compensation expense of $40,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

-
46,600 options to purchase common shares to various employees and directors with an exercise price of $5.75 per share and a term of 7 years. One third of the options vested upon issuance, the remaining balance vest equally over a period of two years. Upon issuance the options had a fair market value of $227,490. The Company recognized stock-based compensation expense of $84,627 equivalent to the fair market value of the options vested at issuance.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	415.75%
Risk-free interest rate	1.42%
Expected term	3.5 - 4.25 years

As of July 31, 2013, Digerati had 126,300 outstanding options with a weighted average exercise price of $5.30, a weighted average remaining term of 3.65 years and an intrinsic value of zero. Subsequent to year end, on April 4, 2014 under the Reorganization Plan all outstanding options were cancelled.

Digerati recognized approximately $78,000 and $420,000 in stock based compensation expense to employees and consultants during the year ended July 31, 2013 and 2012, respectively. Unamortized compensation cost totaled $70,339 and $152,000 at July 31, 2013 and July 31, 2012, respectively

A summary of the options as of July 31, 2013 and 2012 and the changes during the years ended July 31, 2013 and 2012 are presented below:

		Weighted- average	Weighted- average
	Options	exercise price	remaining term (years)

Outstanding at July 31, 2011	100,000	4.60	4.9
Granted	46,600	5.75	7.6
Forfeited	(19,700)	4.60	4.5
Outstanding at July 31, 2012	126,900	5.75	5.6
Granted	-	-	-
Forfeited	(600)	4.02	3.5
Outstanding at July 31, 2013	126,300	5.30	3.7
Exercisable at July 31, 2013	108,200	5.18	2.3

The options at July 31, 2013 and 2012 have an intrinsic value of $0. Subsequent to year end, as of April 4, 2014, all outstanding options were terminated pursuant to the Agreed Order and Reorganization Plan.

NOTE 13 – WARRANTS

During the year ended July 31, 2013, Digerati issued:

-
13,100 warrants to various consultants for services rendered at an average exercise price of $1.15. The Company recognized warrant expense of approximately $3,000 equivalent to the value of the warrants calculated based on the share’s closing price at the grant dates. Subsequent to year end, on April 4, 2014 under the Reorganization Plan all outstanding warrants were cancelled.

During the year ended July 31, 2012, Digerati issued:

-
65,300 warrants to various consultants for services rendered at an average exercise price of $5.64. The Company recognized warrant expense of $250,000 equivalent to the value of the warrants calculated based on the share’s closing price at the grant dates. Subsequent to year end, on April 4, 2014 under the Reorganization Plan all outstanding warrants were cancelled.

-
8,700 warrants to various convertible debenture holders, at an exercise price of $3.45, for their $50,000 investment in Digerati. Digerati analyzed the new debentures for derivative accounting consideration and determined that the warrants qualify as a derivative instrument, due to the exercise price adjustment provision. Subsequent to year end, on April 4, 2014 under the Reorganization Plan all outstanding warrants were cancelled.

-
29,900 warrants to ATV TX Ventures at an exercise price of $1.84, the warrants were issued as part of a conversion of $55,000 of debt into common stock. Upon conversion, Digerati recognized a loss on the extinguishment of debt of $75,000. Subsequent to year end, on April 4, 2014 under the Reorganization Plan all outstanding warrants were cancelled.

The fair market value of all warrants issued were determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	226.93% - 418.67%
Risk-free interest rate	0.73% - 0.89%
Expected term	3.0 - 6.0 years

A summary of the warrants as of July 31, 2013 and 2012 and the changes during the years ended July 31, 2013 and 2012 are presented below:

			Weighted-
		Weighted- average	average remaining
	Warrants	exercise price	contractual term (years)

Outstanding at July 31, 2011	3,700	20.70	3.5
Granted	103,800	4.60	4.5
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2012	107,500	4.60	4.5
Granted	13,100	1.15	4.9
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2013	120,600	4.60	3.6
Exercisable at July 31, 2013	120,600	4.60	3.6

As of July 31, 2013, Digerati had outstanding warrants totaling 120,600 with a weighted average exercise price of $4.60, a weighted average remaining term of 3.60 years and an intrinsic value of zero. Subsequent to year end, on April 4, 2014 under the Reorganization Plan all outstanding warrants were cancelled

NOTE 14 – DERIVATIVE LIABILITIES

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of July 31, 2012:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$55,000	$-	$-	$55,000
Warrant derivative liabilities	39,000	-	-	39,000
	$94,000	$-	$-	$94,000

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of July 31, 2013:

	Amount	Level 1	Level 2		Level 3
Embedded conversion derivative liability	$-	$-		$-	$-
Warrant derivative liabilities	(10,000)	-			(10,000)
	$(10,000)	$-	$		$(10,000)

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2011	$10,000
Fair value of embedded conversion derivative liability at issuance	183,380
Fair value of warrant derivative liabilities	666,198
Settlement of derivative liability due to conversion of debt	(139,578)
Unrealized derivative gains included in other income (expense)	(626,000)
Balance at July 31, 2012	$94,000
Settlement of derivative liability due to conversion of debt	$(74,000)
Unrealized derivative gains included in other income (expense)	(10,000)
Balance at July 31, 2013	$10,000

The fair value of the derivative liabilities are calculated at the time of issuance and Digerati records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other income (expense) in the consolidated statements of operations.

The derivatives were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement dates - $0.03 to $0.07, term of 0.21 years to 5.61 years, expected volatility of 214% to 550%, and discount rates of 0.06% to 1.6%.

NOTE 15 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding. During the year ended July 31, 2013 and 2012, we contributed $0 and $173,189, respectively.

NOTE 16 – SUBSEQUENT EVENTS

On April 4, 2014, the Bankruptcy Court entered an Agreed Order Confirming Joint Plan of Reorganization Filed by Plan Proponents confirming the Plan Proponents’ Joint Chapter 11 Plan of Reorganization as modified on the record on April 4, 2014 and/or as modified by the Agreed Order. (See Note 3)

On May 1, 2014, Recap Marketing & Consulting LLC, Rainmaker Ventures II, LLC and WEM Equity Capital Investments, Ltd. filed an arbitration claim pursuant to the Bankruptcy Settlement Agreement claiming an aggregate of 4,054,923 shares of Digerati Common Stock, $.001 par value per share. On July 19, 2014, the arbitrator entered a decision that Recap Marketing & Consulting LLC was entitled to the transfer of 20,500 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati’s stockholder list as being held by other stockholders. The arbitrator’s award also recognized 100 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati’s stockholder list as being held by Rainmaker Ventures II, LLC, 4,400 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati’s stockholder list as being held by WEM Equity Capital Investments, Ltd. and 31,170 shares of Digerati Common Stock outstanding as of the date of the November Transactions as to which WEM Equity Capital Investments, Ltd. was the beneficial owner. In addition, the arbitrator dismissed challenges to the beneficial ownership of shares held by Arthur L. Smith and Antonio Estrada. Since all shares awarded by the arbitrator were outstanding as of the date of the award, Digerati was not required to issue additional shares of its Common Stock pursuant to the award.

On July 1, 2014, the Grantor Trust entered into a Stock Purchase Agreement for the sale of 100% of the outstanding equity of Dishon for an aggregate sale price of $27,000,000, subject to adjustment for certain assets and liabilities as of the closing date. The closing occurred on July 18, 2014.

On July 10, 2014, the trustee of the Grantor Trust entered into a Stock Purchase Agreement for the sale of 100% of the outstanding equity of Hurley for an aggregate sale price of $14,500,000. The closing occurred on July 30, 2014.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.   CONTROLS AND PROCEDURES.

Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of July 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective based on the COSO criteria. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

As a public company with listed equity securities, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act or the Dodd-Frank Act, and related regulations of the SEC, which we would not be required to comply with as a private company. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.	Ineffective controls over the business combination accounting;
2.	Lack of accounting expertise to appropriately apply GAAP for complex or non-recurring transactions.

The aforementioned material weaknesses were identified by management in connection with the audit of our financial statements as of July 31, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that since the Company sold the subsidiaries in July of 2014, that they now have the adequate resources to enable accurate and reliable financial reporting. We are further studying best practices in internal controls over financial reporting and designing other internal controls to implement that will help remediate our weaknesses.

Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Act and the Company only provided management’s report in this annual report.

Changes in internal controls over financial reporting
Except as noted above, there was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B.   OTHER INFORMATION.

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of July 31, 2013.

Name	Age	Position Held	Held Office Since
Arthur L. Smith	49	President, Chief Executive Officer and Director	2003
James J. Davis	67	Director	2014
William E. McIlwain	73	Director	2014
Antonio Estrada	39	Chief Financial Officer	2007

Our Directors were appointed on April 4, 2014 pursuant to the Agreed Order Confirming Joint Plan of Reorganization Filed by Plan Proponents entered by the United States Court for the Southern District of Texas, Houston Division in In Re Digerati Technologies, Inc. Each Director will serve in such capacity until the next meeting of the stockholders, at which time a replacement board of directors will be elected.

Arthur L. Smith (49) is our Chief Executive Officer, President, Secretary and a director. Mr. Smith has over 20 years of public company experience with a comprehensive background in technology and global telecommunications. Over the years, Mr. Smith has developed expertise in broad-based areas that includes corporate finance, fiscal/P&L management, business development, mergers & acquisitions, strategic/tactical planning, sales/operational management, and international business. As a founder of Digerati, he has held various positions, including Chairman, CEO, and President of our international subsidiary. He is also co-founder and former Chairman of Globalscape, Inc., a leading provider of Internet-based information exchange solutions and former wholly-owned subsidiary of Digerati. Globalscape was spun-off to our shareholders in 2000 (NYSE: GSB). Mr. Smith was an officer of Digerati at the time it filed for protection under Chapter 11 of the United States Bankruptcy Code on May 30, 2013.

James J. Davis (67), the Chairman of our Board of Directors and a director, is a private investor and management consultant with more than 40 years’ experience in financial and administrative roles in public and private companies. He is a founding partner of Pluris Capital Advisors, Inc., a private investment group formed to invest in engineering, consulting and technical service companies serving the energy and industrial infrastructure markets. From 2009 until his retirement in 2013, Mr. Davis was the Chief Financial Officer of Express Energy Services, LLC, a privately equity owned company that provides drilling, completion and decommissioning services in the oil and gas industry. From 2004 to 2007, Mr. Davis was the Vice President and Chief Financial Officer of CapRock Communications, Inc., a private equity owned company that provides broadband satellite communication services to the energy, government, maritime, construction and mining industry in remote locations. Prior to 2004, Mr. Davis served in various senior finance capacities with Parker Drilling Company, MAPCO, Inc., Mesa Petroleum and Gulf Oil Company.

William E. McIlwain (73), a director, was the co-founder and President of Gary Greene, Better Homes and Gardens Real Estate Company until its sale in 2000. Since 2000, Mr. McIlwain has been an independent businessman engaged in providing commercial real estate services and sales of industrial pipe and a private investor with investments in a variety of small cap and startup businesses.

Antonio Estrada (39) is our Chief Financial Officer and Treasurer. Mr. Estrada is a seasoned financial executive with over 15 years of public company and telecommunications industry experience. His experience includes SEC reporting, accounting management, financial reporting, forecasting, strategic planning, grant writing, corporate finance, GAAP accounting, audit, and treasury/cash management. He has served in various roles within Digerati, including International Accounting Manager, Treasurer, Internal Auditor, Controller, Sr. VP of Finance and CFO. Mr. Estrada was an officer of Digerati at the time it filed for protection under Chapter 11 of the United States Bankruptcy Code on May 30, 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities we issued. Each such person is required to provide us with copies of the reports filed. Based on a review of the copies of such forms furnished to us and other information, we believe that none of our officers, Directors or owners of 10% of any class of our securities failed to report transactions in our securities or reported transactions in our securities late.

Code of Ethics

We adopted an Executive Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller and other members of our management team. The Executive Code of Ethics may be viewed on our Website, www.digerati-inc.com. A copy of the Executive Code of Ethics will be provided without charge upon written request to Digerati Technologies, Inc., 3463 Magic Drive, Suite 355, San Antonio, Texas 78229.

Nominating Committee and Nomination of Directors

We do not have a nominating committee because the size of our Board of Directors is too small to establish separate standing committees. Our Directors perform the function of a nominating committee.

The Directors consider candidates recommended by other members of the Board of Directors, by executive officers and by one or more substantial, long-term stockholders. In addition, the Board of Directors may seek candidates through a third-party recruiter. Generally, stockholders who individually or as a group have held 5% of our shares for over one year will be considered substantial, long-term stockholders. In considering candidates, the Directors take into consideration the needs of the Board of Directors and the qualifications of the candidate. The Board of Directors has not established a set of criteria or minimum qualifications for candidacy and each candidate is considered based on the demonstrated competence and knowledge of the individual. To have a candidate considered by the Directors, a stockholder must submit the recommendation in writing and must include the following information:

•	The name of the stockholder and evidence of ownership of our shares, including the number of shares owned and the length of time of ownership; and

•	The name of the candidate, the candidate’s resume or a listing of her or his qualifications to be one of our Directors and the person’s consent to be named as a Director if nominated by the Directors.

The stockholder’s recommendation and information described above must be sent to us at 3463 Magic Drive, Suite 355, San Antonio, Texas 78229.

Audit Committee and Audit Committee Financial Expert

We do not have an audit or other committee of our Board of Directors that performs equivalent functions. Our Board of Directors performs all functions of the audit committee. Mr. James J. Davis presently serves as the Audit Committee Financial Expert.

ITEM 11.    EXECUTIVE COMPENSATION.

The compensation programs presently in effect with respect to our Chief Executive Officer and Chief Financial Officer were established by the Agreed Order Confirming Joint Plan of Reorganization Filed by Plan Proponents entered by the United States Court for the Southern District of Texas, Houston Division in In Re Digerati Technologies, Inc. As set forth in the Agreed Order, Messrs. Smith and Estrada each receive a net base salary of $8,900 per month.  No other compensation is presently being paid to our Named Executive Officers.

The following discussion relates to compensation programs in effect prior to April 4, 2014.

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

Long-term Incentive Awards. We award long-term incentive compensation to focus our executives on our long-term growth and stockholder return, as well as to encourage our executives to remain with us for the long-term. Long-term incentive awards are primarily in the form of grants of stock options and/or stock award pursuant to our 2005 Stock Compensation Plan (the “Stock Option Plan”). We selected this form because of the favorable accounting and tax treatment and the expectation of key employees in our industry that they would receive stock options and/or stock grants. We do not have pre-established target award amounts for long-term incentive grants. In determining long-term incentive awards for the Named Executive Officers, our Board of Directors relies on recommendations from our Chief Executive Officer, who considers the individual performance of the executives, the relation of the award to base salary and annual incentive compensation, and associated accounting expense. The terms of and amount of awards are made by our Board of Directors in accordance with the Stock Option Plan.

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Arthur L. Smith	2013	$43,900	$-0-	$-0-	$-0-	$-0-	$43,900
CEO & President	2012	$64,525	$-0-	$-0-	$44,348	$46,000	$154,873
Antonio Estrada Jr.	2013	$83,100	$-0-	$-0-	$-0-	$-0-	$83,100
CFO	2012	$55,630	$-0-	$-0-	$39,131	$36,370	$131,131

(1)
A description of the assumptions made in valuation of options granted can be found in Note 12 to the Financial Statements, which is deemed to be a part of this Item.  All options previously granted to Messrs. Smith and Estrada have been cancelled pursuant to the Reorganization Plan.

(2)	All other compensation consists of contributions to the Non-Standardized Profit Sharing Plan.

Our Board of Directors adopted the 2005 Stock Compensation Plan (the “Stock Option Plan”). Under the Stock Option Plan the Board of Directors may grant up to 30 million shares of our common stock to our officers, Directors, employees and consultants. Grants may be in the form of incentive stock options, non-statutory stock options, restricted stock awards, and/or unrestricted stock awards. The number of authorized shares of common stock will automatically increase as of the date of any new grants pursuant to the Stock Option Plan by the aggregate number of shares subject to such grant. The number and terms of each award is determined by the Board of Directors, subject to the limitation that the exercise price of any option may not be less than the fair market value of the common stock on the date of grant.

We currently provide a Non-Standardized Profit Sharing Plan (the “Profit Sharing Plan”). The Board of Directors approved the Profit Sharing Plan on September 15, 2006. Under the Profit Sharing Plan our employees qualified to participate in the Profit Sharing Plan after one year of employment. Contribution under the Profit Sharing Plan by us is based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the Profit Sharing Plan are fully vested upon funding.

OUTSTANDING EQUITY AWARDS AS OF JULY 31, 2013

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Arthur L. Smith	3,700		$4.60	9/29/2015	-	-
	4,600		$4.60	10/3/2015	-	-
	2,700		$4.60	9/25/2016	-	-
	4,000		$4.60	8/15/2017	-	-
	5,700		$5.18	2/01/2018	-	-
	10,900		$5.75	4/06/2019	-	-
Antonio Estrada Jr.	3,100		$4.60	9/29/2015	-	-
	4,200		$4.60	10/3/2015	-	-
	2,200		$4.60	9/25/2016	-	-
	3,300		$4.60	8/15/2017	-	-
	5,700		$5.18	2/01/2018	-	-
	8,300		$5.75	4/06/2019	-	-

Compensation of Directors

Each Director that is not an officer is reimbursed the reasonable out-of-pocket expenses in connection with their travel to attend meetings of the Board of Directors.  Pursuant to the Agreed Order Confirming Joint Plan of Reorganization Filed by Plan Proponents entered by the United States Court for the Southern District of Texas, Houston Division in In Re Digerati Technologies, Inc., Mr. Davis is paid $500 for each meeting of the Directors attended, up to a maximum amount of $2,500 per month.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding securities authorized to be issued under equity compensation plans is set forth under Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table lists the beneficial ownership of shares of our Common Stock by (i) each person known to own more than 5% of our outstanding voting securities, (ii) each Director and nominee, (iii) the Named Executive Officers and (iv) all Directors and officers as a group. Information with respect to officers, Directors and their families is as of July 30, 2014 and is based on our books and records and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of our principal executive office and all securities are beneficially owned solely by the person indicated.

NAME OF	COMMON	% OF
INDIVIDUAL OR GROUP	STOCK	CLASS (1)

INDIVIDUAL OFFICERS,
DIRECTORS AND NOMINEES

Arthur L. Smith	59,800	3.0%
President, Chief Executive Officer
Director

James J. Davis	-	-
Director

William E. McIlwain	31,570	1.6%
Director

Antonio Estrada Jr.	62,300	3.2%
Chief Financial Officer

ALL OFFICERS AND
DIRECTORS AS A GROUP	173,600	7.8%

(1)	Based upon 1,977,626 shares of common stock outstanding as of July 30, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For a director to be considered independent according to the standards set forth in Section 303A.02 of the New York Stock Exchange Listed Company Manual (the “NYSE Manual”), the Board of Directors must affirmatively determine that the director has no material relationship with Digerati, either directly or as a partner, shareholder or officer of an organization that has a relationship with Digerati.  In addition, the NYSE Manual provides that a director will not be considered independent if, within the preceding three years, the director or an immediate family member (i) was an employee of Digerati, (ii) received more than $120,000 per year in direct compensation from Digerati, (iii) is affiliated with or employed by a present or former internal or external auditor of Digerati, (iv) employed as an executive officer of another company for which an executive officer of Digerati serves on the compensation committee or (v) is an executive officer or employee that makes payments to or receives payments from Digerati of more than $1,000,000 or two percent of such other company’s gross revenues.

The Board has determined that Messrs. James J. Davis and William E. McIlwain satisfy the independence requirements in the NYSE Manual. In making the determination of director independence with respect to Mr. McIlwain, the Board of Directors considered the ownership of 1.6% of our outstanding Common Stock by Mr. McIlwain.

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, entered into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid to LBB & Associates Ltd., LLP during fiscal 2013 for audit services rendered in connection with the audits and reviews of our consolidated financial statements and reports for the year ended July 31, 2012.

Description of Fees	2012	2013

Audit Fees	$25,000	$-0-
Audit Related Fees	-0-	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

During the year ended July 31, 2012, the company paid $48,150 to MaloneBailey for fiscal 2011 audit services. MaloneBailey did not perform any audit services during the year ended July 31, 2012.

During the year ended July 31, 2013, the company paid $5,500 to MiddletonRainesZapata, LLP for tax work related to the 2012 consolidated tax return.

Pre-Approval of Audit and Non-Audit Services

The Board of Directors considered whether the non-audit services provided by LBB & Associates Ltd., LLP are compatible with maintaining their independence. Prior to engagement of an independent accounting firm for the next year’s audit, the Board of Directors is asked to pre-approve the engagement of the independent accounting firm, and the projected fees for audit services and audit-related services that we will incur. The fee amounts approved for the audit and audit-related services are updated to the extent necessary at meetings of the Board of Directors during the year. In the 2013 fiscal year, there were no fees paid to LBB & Associates Ltd., LLP under a de minimis exception to the rules that waives pre-approval for certain non-audit services.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are exhibits to this report.

Number	Description
2.1	Agreed Order Confirming Joint Plan of Reorganization filed by Plan Proponents. (Exhibit 2.1 to Form 8-K filed on April 11, 2014)
2.2	Plan Proponents’ Joint Chapter 11 Plan of Reorganization as Modified on the Record on April 4, 2014. (Exhibit 2.2 to Form 8-K filed on April 11, 2014)
2.3	Plan Supplement Naming Independent Director in Connection With Plan Proponents’ Joint Chapter 11 Plan of Reorganization. (Exhibit 2.3 to Form 8-K filed on April 11, 2014)
2.4	Disclosure Statement Under 11 U.S.C. § 1125 and Bankruptcy Rule 3016 in Support of Plan Proponents’ Joint Chapter 11 Plan of Reorganization. (Exhibit 2.4 to Form 8-K filed on April 11, 2014)
2.5	Bankruptcy Settlement Agreement dated January 15, 2014. (Exhibit 10.1 to Form 8-K filed on January 23, 2014)
2.6
Order Authorizing the Sale of 100% Equity Interests of Dishon Disposal, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 27, 2014. (Exhibit 2.6 to Form 8-K filed on July 7, 2014)

2.7
Order Authorizing the Sale of 100% Equity Interests of Hurley Enterprises, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 26, 2014. Exhibit 2.7 to Form 8-K filed on July 24, 2014)

3.1	Amended and Restated Articles of Incorporation. (Exhibit 3.1 to Form 8-K filed on April 11, 2014)
3.2	Amended and Restated Bylaws. (Exhibit 3.2 to Form 8-KA filed on April 25, 2014)
10.1	Bankruptcy Settlement Agreement dated January 15, 2014. (Exhibit 10.1 to Form 8-K filed on January 23, 2014)
21.1	Subsidiary List
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes -Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: July 30, 2014	By:	/s/ Arthur L. Smith
Arthur L. Smith
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer and Director	July 30, 2014
Arthur L. Smith

/s/ Antonio Estrada Jr.	Principal Accounting Officer	July 30, 2014
Antonio Estrada Jr.	Principal Finance Officer

/s/ James J. Davis	Director	July 30, 2014
James J. Davis

/s/ William E. McIlwain	Director	July 30, 2014
William E. McIlwain

EXHIBIT INDEX

Number	Description
21.1	Subsidiary List
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes -Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.