Form 10-Q
period 2013-01-31
Digerati Technologies, Inc.
filed 2015-01-20
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

Registrant’s Telephone Number, Including Area Code: (210) 775-0888

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Number of Shares	Class Common Stock	As of
1,977,626	$0.001 par value	January 20, 2015

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2013

2

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 4	CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2013 AND AS OF JULY 31, 2012 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2013 AND 2012 (UNAUDITED)

PAGE 6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2013 AND 2012 (UNAUDITED)

PAGES 7-11	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	January 31,	July 31,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,812	$2
Accounts receivable, net	14,707	10
Prepaid and other current assets	805	19
Related party loans	3,244	-
Total current assets	24,568	31

LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $912 and $61, respectively	18,300	89
Goodwill, net	9,743	-
Property and equipment, net	25,054	104
Other assets	213	-
Total assets	$77,878	$224

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,347	$869
Accrued liabilities	4,649	257
Current portion of long term debt, net of unamortized discount of $0 and $28, respectively	69,268	1,259
10% Convertible debentures, net of unamortized discount of $62 and $67, respectively	13	8
Derivative liability	10	94
Total current liabilities	77,287	2,487

LONG-TERM LIABILITIES:
Customer deposits	137	124
Total long-term liabilities	137	124

Total liabilities	77,424	2,611

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 1,977,626 and 974,500 issued and outstanding, respectively	2	1
Additional paid in capital	75,140	74,812
Accumulated deficit	(74,689)	(77,201)
Other comprehensive income	1	1
Total stockholders' equity (deficit)	454	(2,387)
Total liabilities and stockholders' equity (deficit)	$77,878	$224

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
OPERATING REVENUES:
Oil field services	$11,376	$-	$11,376	$-
Global VoIP services	63	802	204	2,825
Cloud-based hosted services	148	72	311	127
Total operating revenues	11,587	874	11,891	2,952

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	5,025	857	5,234	2,793
Selling, general and administrative expense (exclusive of legal and professional fees)	1,764	417	1,930	668
Legal and professional fees	412	45	418	94
Bad debt	588	-	588	-
Depreciation and amortization expense	1,013	29	1,027	56
Total operating expenses	8,802	1,348	9,197	3,611

OPERATING INCOME (LOSS)	2,785	(474)	2,694	(659)

OTHER INCOME (EXPENSE):
Gain derivative instruments and disposal of fixed assets	182	90	270	90
Gain on debt extinguishment	32	-	18	-
Other income (expense)	(69)	-	(69)	-
Interest income (expense)	(109)	(40)	(240)	(82)
Total other income (expense)	36	50	(21)	8

INCOME (LOSS) BEFORE INCOME TAXES	2,821	(424)	2,673	(651)

Provision for income taxes	(161)	-	(161)	-

NET INCOME (LOSS)	$2,660	$(424)	$2,512	$(651)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$1.43	$(0.69)	$1.68	$(1.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,862,717	614,992	1,499,125	593,826

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,512	$(651)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain on debt extinguishment	(18)	-
Gain derivative instruments and disposal of fixed assets	(270)	-
Gain on sale of concession	-	(90)
Depreciation and amortization	1,027	56
Bad debt	588	-
Amortization of deferred financing fees	-	23
Amortization of debt discount	33	-
Issuance of stock option for services	77	234
Issuance of warrants for services	3	-
Changes in operating assets and liabilities:
Accounts receivable	71	407
Prepaid expenses and other current assets	(2,446)	-
Accounts payable	(367)	28
Accrued liabilities	(1,584)	8
Customer deposits	12	(2)
Net cash provided by (used in) operating activities	(362)	13

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Dishon and Hurley	5,969	-
Purchases of property & equipment	(2,952)	(31)
Net cash provided by (used in) investing activities	3,017	(31)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(824)	(115)
Proceeds from notes payable	3,979	-
Proceeds from convertible debt	-	88
Net cash provided (used in) financing activities	3,155	(27)

CHANGE IN CASH AND CASH EQUIVALENTS	5,810	(45)
CASH AND CASH EQUIVALENTS, beginning of period	2	60

CASH AND CASH EQUIVALENTS, end of period	$5,812	$15

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$195	$70

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Accrued interest added to debt principal	$-	$11
Property and equipment purchased on account	$-	$110
Common Stock issued for debt	$81	$-

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. ("Digerati" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent Form 10-K filed on July 30, 2014 have been omitted.

Taxes

The effective tax rate was 6% for the six months ended January 31, 2013 from an effective tax rate of 0% for the six months ended January 31, 2012 due to the Company applying prior year net operating loss to net income generated during the current period. The Company recorded an income tax expense of $161,000 and $0 for the periods ended January 31, 2013 and 2012, respectively.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the quarter ended January 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $74,689,000 and a working capital deficit of approximately $52,719,000, which raises substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Management believes that current available resources will not be sufficient to fund the Company’s operations over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

The Company will continue to work with various funding sources to secure additional debt and equity financings. However, Digerati cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Digerati’s consolidated financial statements as of January 31, 2013 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

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

Summary of the Plan

This summary is not intended to be a complete description of the Reorganization Plan, and it is qualified in its entirety by reference to the Agreed Order, Reorganization Plan, Plan Supplement and Disclosure Statement. A copy of the Agreed Order and Reorganization Plan were filed as exhibits to Digerati’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2014.

(a)	The Agreed Order provided final approval of the Disclosure Statement, a copy of which was filed as an exhibit to Digerati’s Current Report on Form 8-K dated January 23, 2014.

(b)	Upon the Confirmation Date, the Reorganized Debtor had 1,977,626 shares of common stock outstanding. All outstanding shares of Digerati’s preferred stock, warrants, options, conversion rights and other rights to acquire shares of common stock and all “super voting” shares were cancelled.

(c)	The Reorganized Debtor’s Board of Directors consisted of Messrs. Arthur L. Smith, William E. McIlwain and James J. Davis. The Reorganized Debtor’s officers, who served at the discretion of the board of directors until the Stockholder Meeting, were:

Arthur L. Smith	President and Chief Executive Officer
Antonio Estrada	Chief Financial Officer

(d)	The Reorganized Debtor was required to hold a Stockholder Meeting to elect a new board of directors after August 31, 2014, and before September 15, 2014. The Reorganized Debtor’s officers and directors, as well as the parties to the BSA and a Rule 11 Mediated Settlement Agreement dated January 14, 2014 (the “Rule 11 Agreement”), were not eligible for election to the new board of directors at the Stockholder Meeting. Messrs. Smith and Estrada were not permitted to solicit proxies in connection with the Stockholder Meeting but were allowed to vote shares of common stock owned by them. Subsequently, on September 15, 2014, the Company held its Annual Meeting of Shareholders, and new directors were elected.

(e)	Under the Reorganization Plan title to the issued and outstanding shares of Dishon Disposal, Inc., a North Dakota corporation (“Dishon”), and Hurley Enterprises, Inc., a Montana corporation (“Hurley”), owned by Digerati were transferred to a Grantor Trust subject to existing liens and the Rule 11 Agreement. The Dishon and Hurley shares did not vest in the Reorganized Debtor and remained the property of Digerati’s bankruptcy estate. Additionally, under the Reorganization Plan certain retained litigation claims were transferred to the Grantor Trust. The beneficiary of the Grantor Trust is the Reorganized Debtor. The trustee and Disbursing Agent of the Grantor Trust is Mr. William R. Greendyke. All other assets of Digerati that are not transferred to the Grantor Trust and/or retained by Digerati vested in the Reorganized Debtor as of the Confirmation Date, including but not limited to the common stock of Shift8 Technologies, Inc., free and clear of liens, claims and encumbrances.

(f)	All of the issued and outstanding shares of Dishon and Hurley were sold by the Grantor Trust and the proceeds from the sale were distributed by the trustee and Disbursing Agent to discharge certain allowed claims. The claims distribution set forth in the Reorganization Plan were as follows:

(i)	Allowed priority claims were paid in full from cash on hand.

(ii)	Allowed administrative claims will be paid from the proceeds of the sale of the Dishon and Hurley shares except for those amounts paid pursuant to the budget attached to the Reorganization Plan. The Company estimated the maximum potential amount of any federal income tax liability on the gains derived from the sale of the Dishon and Hurley shares and deposited that amount into a reserve account until determination of the actual taxes due.

(iii)	Proceeds from the sale of the Dishon shares in excess of $1,250,000 plus one-half of Digerati’s unpaid professional fees (the “Dishon Carve Out”) and amount reserved for taxes were delivered to creditors holding $30,000,000 of Digerati’s indebtedness secured by the Dishon shares, up to the principal of and accrued interest on such indebtedness. In addition, the secured creditors maintain a right to seek a refund if the estimated amount withheld for taxes on the sale of the Dishon shares exceeds the tax obligation.

(iv)	Proceeds from the sale of the Hurley shares in excess of $1,250,000 plus one-half of Digerati’s unpaid professional fees (the “Hurley Carve Out”) and amount reserved for taxes were delivered to creditors holding $30,000,000 of Digerati’s indebtedness secured by the Hurley shares, up to the principal of and accrued interest on such indebtedness. In addition, the secured creditors maintain a right to seek a refund if the estimated amount withheld for taxes on the sale of the Hurley shares exceeds the tax obligation. Principal of or interest on Digerati’s indebtedness secured by the Hurley shares that is in excess of the net proceeds from the sale of Hurley shares has been waived.

(v)	Allowed unsecured claims of $1,000 or less were paid in full from cash on hand.

(vi)	Allowed unsecured claims greater than $1,000 were paid in full from the Dishon Carve Out and the Hurley Carve Out. The excess from the combined $2,500,000 withheld from the sale of the Dishon shares and Hurley shares will be applied to the unpaid professional fees.

(vii)	All cure payments under assumed contracts were paid within 90 days of April 4, 2014.

(viii)	All executory contracts of Digerati were rejected except as previously assumed by order in the Bankruptcy Court or specifically listed as assumed in the Reorganization Plan.

(ix)	The Reorganized Debtor released Messrs. Arthur L. Smith, Antonio Estrada, William E. McIlwain and James J. Davis in their individual capacity and their respective capacities as officers and/or directors, as applicable, of Digerati, Hurley or Dishon of all claims and causes of action that arise on or before the Confirmation Date that could be asserted by Digerati, the estate and/or on account of the Bankruptcy through the Stockholder Meeting. The Reorganized Debtor also released Messrs. Arthur L. Smith, William McIlwain and James Davis to the greatest extent provided by law from any claims.

(x)	The Reorganization Plan will be effective on December 31, 2014.

NOTE 4 – ACQUISITION

On November 26, 2012, Digerati completed the acquisition of two well established oil field services operating entities.

Dishon Disposal, Inc. is a waste disposal facility located in North Dakota with a 25-year track record, focusing on solid and liquid wastes from oil field and drilling processes. The solid waste is land filled into specially prepared, synthetic lined pits and the liquid waste is treated with industry leading water treatment technology, which can be applied across multiple industries outside of the oil field.

Hurley Enterprises, Inc. is an oil field support services company with multiple service and rental lines of revenue. Hurley provides skid houses, telecommunication services, booster booths, portable toilets, generators, potable water, and mess halls to many of the major drilling contractors and production companies in North Dakota and Montana

The purchase price for both entities was $60,000,000. The acquisition was accounted for under the purchase method of accounting, with Digerati identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by Digerati was allocated to oil field services net tangible assets and intangible assets based on their estimated fair values as of November 26, 2012. Allocation of the purchase price is based on the best estimates of management.

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

The following unaudited pro forma summary presents consolidated information of the Company as if the consolidation of Dishon and Hurley had occurred on August 1, 2011. The pro forma financial information gives effect to the Company’s consolidation of Dishon and Hurley by the application of the pro forma adjustments to the historical consolidated financial statements of the Company. Such unaudited pro forma financial information is based on the historical financial statements of the Company, Dishon and Hurley and certain adjustments, which the Company believes to be reasonable based on current available information, to give effect to these transactions. Pro forma adjustments were made from August 1, 2011 up to the date of the consolidation with the actual results reflected thereafter in the pro forma financial information.

The unaudited pro forma condensed consolidated financial data does not purport to represent what the Company’s results of operations actually would have been if the consolidation of Dishon and Hurley had occurred on August 1, 2011, or what such results will be for any future periods. The actual results in the periods following the consolidation date may differ significantly from that reflected in the unaudited pro forma condensed consolidated financial data for a number of reasons including, but not limited to, differences between the assumptions used to prepare the unaudited pro forma condensed consolidated financial data and the actual amounts.

The following information of the Company summarizes the unaudited pro forma results as if the consolidation of Dishon and Hurley had occurred on August 1, 2011. (In thousands)

	Six Months Ended
	January 31,
	2013	2012
Revenues	$21,389	$26,061
Costs and expenses, net	17,719	20,231
Net income	$3,670	$5,830

NOTE 5 – DEBT

At January 31, 2013 and July 31, 2012, outstanding debt consisted of the following: (In thousands)

Outstanding debt consisted of the following: (In thousands)	January 31,	July 31,
	2013	2012
Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured. (See details below)	$407	$390
Note payable to Vantage Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing December 29, 2011, collateralized by Digerati’s assets. (See details below)	13	13
Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati’s assets. (See details below)	122	122
Note payable to Recap Marketing & Consulting LLP, bearing interest at 3% per annum, maturing October 1, 2011.	-	21
Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by Digerati’s assets. (See details below)	154	154
Note payable to ATVF II payable in monthly installments, bearing interest at 16% for the first year and 18% during the second year, maturing May 10, 2013, collateralized by Digerati’s assets. (See details below)	186	186
Note payable to Thermo Credit, LLC., interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing August 2, 2012, collateralized by Digerati’s accounts receivable. Bearing an annual interest rate equivalent to the lesser of the maximum rate and the greater of the prime rate plus 8.25% or 11.5%, a commitment fee of 2% and weekly monitoring fee of .05%. Digerati is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, for the 12-month period, of not less than 1.0 as of the last day of each quarter and 2) A consolidated operating income, for the 12-month period, of not less than zero as of the last day of each fiscal year. (See details below)	258	325
Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing October 23, 2012. The holder has the option to convert the principal and accrued interest into Digerati’s common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009, net of debt discount of $0 and $28, respectively.	-	5
Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing December 19, 2012. The holder has the option to convert the principal and accrued interest into Digerati’s common shares at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009, net of debt discount of $0 and $0, respectively. Note was extinguished on November 21, 2012.	-	43
Note payable to John Deere Finance., bearing interest at 0% per annum, maturing December 15, 2014, secured by equipment.	10	-
Note payable to First International Bank and Trust, bearing interest at 4.5% per annum, maturing on July 5, 2016, secured by equipment.	459	-
Note payable to Komatsu Financial, bearing interest at 0% per annum, maturing on November 30, 2016, secured by equipment.	299	-
Note payable to Wells Fargo, bearing interest at 4.99% per annum, maturing on December 20, 2015, secured by equipment.	66	-
Notes payable to Ally bank, interest rates from 0% to 8.64%, monthly payments of principal and interest due from March 2013 through March 2018, secured by vehicles	282	-
Notes payable to American State bank, interest rates from 6.0% to 7.75%, monthly payments of principal and interest due from July 2014 through December 2016, secured by vehicles	67	-
Notes payable to Chase bank, interest rates from 4.94% to 6%, monthly payments of principal and interest due from May 2013 to November 2015, secured by vehicles	24	-
Notes payable to First Interstate, interest rates from 6.34% to 7.5%, monthly payments of principal and interest due from February 2013 through September 2016, secured by vehicles	38	-
Note payable to Ford Credit, interest rate of 6.39%, monthly principal and interest payments due through December 2014, secured by a vehicle	30	-
Payables to John Deere Financial, interest rate of 4.9%, monthly principal and interest payments due through April 2015, secured by equipment	17	-
Notes payable to Komatsu Financial, interest at .99%, monthly payments of principal and interest due from July 2012 through December 2016, secured by equipment	615	-
Notes payable to Stockman Bank, interest rates from 5.75% to 7.25%, monthly payments of principal and interest due from January 2012 through April 2014, secured by equipment and guarantee by a related party	6,195	-
Note payable to US Bank, interest at 6.9%, monthly payments of principal and interest due through April 16, 2015, secured by equipment	10	-
Note payable to Wells Fargo, interest at 4.95%, monthly payments of principal and interest due December 1, 2013, secured by equipment	16	-
Note payable to Terry Dishon, interest at 0.22%, bi-monthly payments of principal and interest due March 31, 2015, secured by the common stock in Dishon Disposal, Inc.	30,000	-
Note payable to Hurley Fairview, LLC, interest at 0.22%, bi-monthly payments of principal and interest due March 31, 2015, secured by the common stock in Hurley Enterprises, Inc.	20,000	-
Note payable to Sheyenne Rea Nelson Hurley, interest at 0.22%, bi-monthly payments of principal and interest due March 31, 2015, secured by the common stock in Hurley Enterprises, Inc.	10,000	-
Total outstanding long-term debt	$69,268	$1,259
Current portion of long-term debt	(69,268)	(1,259)
Long-term debt, net of current portion	$-	$-

During fiscal 2013, Digerati analyzed the notes issued to Asher Enterprises, Inc. ("Asher") for derivative accounting consideration and determined that the embedded conversion option qualify as a derivative instrument, due to the variable conversion price. On November 21, 2012, the Company paid $25,000 to Asher for the total outstanding debt and accrued interest. At the time of payment, the company also recognized a net debt discount of $13,842 and eliminated $23,793 in derivative liability related to the Asher promissory note.

During the six months ended January 31, 2013, Digerati issued 306,100 common shares upon conversion of various notes in the principal amount of $81,471.

On October 12, 2010, three of the warrant holders exercised their put rights and as a result, Digerati made payments to the related warrant holders amounting to $75,000 that was charged to derivative liability and resulted in a remaining balance of $10,000 as of January 31, 2013. The Company cancelled the related warrants as a result of the payment made for the put rights.

On April 3, 2012, May 2, 2012, May 15, 2012 and June 21, 2012 Digerati entered into four Convertible Debentures totaling $75,000. The holders can convert the debentures into common stock at a rate of $3.45. Additionally, Digerati issued 13,100 warrants at an exercise price of $3.45 to the debenture holders. Digerati analyzed the debentures for derivative accounting consideration and determined that the warrants qualify as a derivative instrument, due to the exercise price adjustment provision. As of January 31, 2013, the derivative liability was valued at $0. Subsequent to the year end, on April 4, 2014, under the Reorganization Plan, the warrants issued under the convertible debentures were cancelled. Subsequent to the year end, on October 2, 2014, under the Reorganization Plan, the appointed trustee paid the principal balance outstanding to the debenture holders.

As of January 31, 2013, Digerati was in default of its notes with Vantage Bank Texas, National Association (formerly San Antonio National Bank) and Thermo Credit, LLC due to its failure to meet certain debt covenant ratios. The Company was able to obtain a waiver until July 31, 2012 from Vantage Bank for such defaults. On July 5, 2012, Vantage Bank filed a lawsuit in Bexar County, Texas against Digerati for failure to pay the remaining indebtedness. On November 29, 2012, Digerati reached an “agreed judgment” with Vantage Bank for $18,796. Subsequent to the year end, on October 2, 2014, under the Reorganization Plan, the appointed trustee paid the principal balance outstanding on the promissory note.

On April 18, 2012, Digerati entered into a forbearance agreement with Thermo Credit, LLC, in which the lender agreed to temporarily forebear the defaults under the promissory note. Additionally during the year ended July 31, 2013, Digerati agreed to transfer its right to some equipment to Thermo Credit, LLC, and as a result the debt to Thermo Credit, LLC, was reduced by $121,000. Subsequent to the year end, on October 2, 2014, under the Reorganization Plan, the appointed trustee paid the principal balance outstanding on the promissory note.

The promissory note for $20,000 payable to Recap Marketing & Consulting LLP maturing October 1, 2010 was exchanged for 1,000 shares of Digerati Series A Preferred Stock during fiscal 2013. Pursuant to the Reorganization Plan confirmed on April 4, 2014, all shares of the Series A Preferred Stock were cancelled. The $20,000 promissory note is not an Allowed Claim as defined in the Reorganization Plan.

On October 2, 2014, under the Reorganization Plan, the appointed trustee paid the principal balance outstanding on the promissory notes to Alfonso Torres, ATV Texas Ventures IV, ATVF II, Thermo Credit, LLC and Vantage Bank Texas.

On July 1, 2014, the Grantor Trust entered into a Stock Purchase Agreement for the sale of 100% of the outstanding equity of Dishon for an aggregate sale price of $27,000,000, subject to adjustment for certain assets and liabilities as of the closing date. The closing occurred on July 18, 2014. At the time of closing, the trustee paid the promissory note to Terry Dishon, and the deficiency on principal balance and interest of approximately $3,000,000 was waived by the note holder.

On July 10, 2014, the trustee of the Grantor Trust entered into a Stock Purchase Agreement for the sale of 100% of the outstanding equity of Hurley for an aggregate sale price of $14,500,000. The closing occurred on July 30, 2014. At the time of closing, the trustee paid the promissory notes to Hurley Fairview, LLC and Sheyenne Rea Nelson Hurley, and the deficiency on principal balance and interest of approximately $15,500,000 was waived by the note holders.

NOTE 6 – STOCK-BASED COMPENSATION

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

During the six months ended January 31, 2013, Digerati did not issue any stock-based awards to employees.

As of January 31, 2013, Digerati had 126,300 outstanding options with a weighted average exercise price of $5.30, a weighted average remaining term of 3.65 years and an intrinsic value of zero. Subsequent to year end, on April 4, 2014 under the Reorganization Plan all outstanding options were cancelled.

Digerati recognized approximately $77,000 and $234,000 in stock based compensation expense to employees and consultants during the six months ended January 31, 2013 and 2012, respectively. Unamortized compensation cost totaled $0 and $23,000 at January 31, 2013 and January 31, 2012, respectively.

A summary of the options as of January 31, 2013 and July 31, 2012 and the changes during the periods are presented below:

	Options	Weighted-average exercise price	Weighted-average remaining term (years)
Outstanding at July 31, 2012	126,900	5.75	5.6
Granted	-	-	-
Forfeited	(600)	4.02	3.5
Outstanding at January 31, 2013	126,300	5.30	3.7
Exercisable at January 31, 2013	126,300	5.30	3.7

The options at January 31, 2013 and July 31, 2012 have an intrinsic value of $0. As of April 4, 2014, all outstanding options were terminated pursuant to the Agreed Order and Reorganization Plan.

NOTE 7 – WARRANTS

On September 28, 2012, Digerati issued 13,100 warrants to various consultants for services rendered at an average exercise price of $1.15. The Company recognized warrant expense of approximately $3,000 equivalent to the value of the warrants calculated based on the share’s closing price at the grant date[s]. Adjustments have been made to reflect the reverse stock split effective as of November 16, 2012.

The fair market value of all warrants issued during the six months ended January 31, 2013 was determined using the Black-Scholes option pricing model, which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	257.74%
Risk-free interest rate	0.74%
Expected term	5.0 years

A summary of the warrants as of January 31, 2013 and July 31, 2012 and the changes during periods are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)
Outstanding at July 31, 2012	107,500	4.60	4.5
Granted	13,100	1.15	4.9
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at January 31, 2013	120,600	4.60	3.6
Exercisable at January 31, 2013	120,600	4.60	3.6

As of January 31, 2013, Digerati had outstanding warrants totaling 120,600 with a weighted average exercise price of $4.60, a weighted average remaining term of 3.60 years and an intrinsic value of zero. On April 4, 2014 under the Agreed Order and Reorganization Plan all outstanding warrants were cancelled.

NOTE 8 – EQUITY

During the six months ended January 31, 2013 Digerati issued a total of 306,100 common shares to creditors for the conversion of $81,000 of debt into common stock.

During the six months ended January 31, 2013 Digerati issued a total of 697,026 common shares (post split) to all stockholders to account for the 115 reverse split and any fractional shares were rounded up to the next one hundred (100) shares of Common Stock. The reverse split became effective on November 16, 2012.

NOTE 9 – DERIVATIVE LIABILITIES

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of January 31, 2013:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$-	$-	$-	$-
Warrant derivative liabilities	10,000	-	-	10,000
	$10,000	$-	$-	$10,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2011	$10,000
Fair value of embedded conversion derivative liability at issuance	183,380
Fair value of warrant derivative liabilities	666,198
Settlement of derivative liability due to conversion of debt	(139,578)
Unrealized derivative gains included in other income (expense)	(626,000)
Balance at July 31, 2012	$94,000
Settlement of derivative liability due to conversion of debt	$(74,000)
Unrealized derivative gains included in other income (expense)	(10,000
Balance at January 31, 2013	$10,000

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

NOTE 10 – SUBSEQUENT EVENTS

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, entered into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015.

On April 4, 2014, the Bankruptcy Court entered an Agreed Order Confirming Joint Plan of Reorganization Filed by Plan Proponents confirming the Plan Proponents’ Joint Chapter 11 Plan of Reorganization as modified on the record on April 4, 2014 and/or as modified by the Agreed Order. (See Note 3)

On May 1, 2014, Recap Marketing & Consulting LLP, Rainmaker Ventures II, Ltd and WEM Equity Capital Investments, Ltd. filed an arbitration claim pursuant to the Bankruptcy Settlement Agreement claiming an aggregate of 4,054,923 shares of Digerati Common Stock, $.001 par value per share. On July 19, 2014, the arbitrator entered a decision that Recap Marketing & Consulting LLP was entitled to the transfer of 20,600 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati’s stockholder list as being held by other stockholders who were principals of Recap Marketing & Consulting, LLP. The arbitrator’s award also recognized 100 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati’s stockholder list as being held by Rainmaker Ventures II, Ltd, 4,400 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati’s stockholder list as being held by WEM Equity Capital Investments, Ltd. and 31,170 shares of Digerati Common Stock outstanding as of the date of the November Transactions as to which WEM Equity Capital Investments, Ltd. was the beneficial owner. In addition, the arbitrator dismissed challenges to the beneficial ownership of shares held by Arthur L. Smith and Antonio Estrada. Since all shares awarded by the arbitrator were outstanding as of the date of the award, Digerati was not required to issue additional shares of its Common Stock pursuant to the award.

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

On September 15, 2014 the Company held an Annual Meeting of Shareholders and the majority of our shareholders elected Messrs. Craig K. Clement and Maxwell A. Polinsky as directors. Messrs. Arthur L. Smith, William E. McIlwain and James J. Davis did not stand for re-election during the Meeting of Shareholders.

On October 30, 2014, November 7, 2014, November 14, 2014 and November 24, 2014 Digerati entered into four Promissory Notes for a total of $40,000 with Flagship Oil and Gas Corp., Craig K. Clement, Digerati's director is also the President and director of Flagship. The notes have an implied annual interest rate of 7% and with maturity date for all notes of January 5, 2015. Digerati also entered into a preemptive rights agreement with Flagship, under which the holder has the preemptive right, but not the obligation to purchase any equity securities that the Company may propose to issue or sell.

NOTE 11 – SIGNIFICANT CUSTOMERS

During the six months ended January 31, 2013, the Company derived a significant amount of revenue from two customers, comprising 16% and 12% of the total revenue for the period, respectively, compared to 2 customers, comprising 6% and 4% of the total revenue for the six months ended January 31, 2012.

During the six months ended January 31, 2013, the Company derived a significant amount of accounts receivable from three customers, comprising 16%, 12%, and 11% of the total accounts receivable for the period, respectively, compared to 3 customers, comprising 9%, 8% and 7% of the total accounts receivable for the six months ended January 31, 2012.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” ”plan,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-K for the most recent fiscal year ended filed with the Securities and Exchange Commission on July 30, 2014.

The following is a discussion of the consolidated financial condition and results of operations of Digerati for the three and six months ended January 31, 2013 and 2012. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the most recent fiscal year ended filed with the Securities and Exchange Commission on July 30, 2014. For purposes of the following discussion, fiscal 2013 or 2013 refers to the year ended July 31, 2013 and fiscal 2012 or 2012 refers to the year ended July 31, 2012.

History

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we”, “us”, or “Digerati”), was formed in 2004 as the successor to a business originally commenced by Latcomm International, Inc., a Canadian company formed in 1994. We began providing communication services in 1995 along the U.S.-Mexico corridor to capitalize on the opportunities created by the deregulation of the telecommunication industries within Latin America. Our principal business has been providing transportation of voice traffic for other telecommunication service providers, wireless carriers and regional Internet telephony providers using Voice over Internet Protocol (“VoIP”) technologies. Our wholly owned subsidiary, Shift8 Technologies, Inc. (“Shift8”), offers a portfolio of Internet-based telephony products and services through our cloud telephony application platform and session-based communication network that is interconnected with more than 200 foreign service providers.

On November 26, 2012, we completed the acquisition of two established oil field service companies with operations in North Dakota and Montana. Dishon Disposal, Inc., a North Dakota corporation (“Dishon”), is engaged primarily in the business of treating and disposing of oil field waste. Hurley Enterprises, Inc. a Montana corporation (“Hurley”), is engaged primarily in the business of providing oil field support equipment and services, including skid houses, telecommunication services, booster booths, portable toilets, generators, potable water and mess halls.

Sources of Revenue and Direct Cost

Sources of revenue:

Oil field Services: We provide equipment rental services to contractors and major oil drilling entities in the North Dakota Area. Additionally we provide waste collection, transfer, disposal and recycling services.

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

Direct Costs:

Oil field Services: We incur cost associated with the rental of equipment, contractors and engineering associated with our waste disposal services.

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

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three and six months ended January 31, 2013 and 2012. All dollar amounts are in thousands.

	Three months ended January 31,				Six months ended January 31,
	2013	2012	Variances	%	2013	2012	Variances	%
OPERATING REVENUES:
Oil field services	$11,376	$-	$11,376	100%	$11,376	$-	$11,376	100%
Global VoIP services	63	802	(739)	-92%	204	2,825	(2,621)	-93%
Cloud-based hosted services	148	72	76	106%	311	127	184	145%
Total operating revenues	11,587	874	10,713	1226%	11,891	2,952	8,939	303%

Cost of services (exclusive of depreciation and amortization, shown below)	5,025	857	4,168	486%	5,234	2,793	2,441	87%
Selling, general and administrative expense (exclusive of legal and professional fees)	1,764	417	1,347	323%	1,930	668	1,262	189%
Legal and professional fees	412	45	367	816%	418	94	324	345%
Bad debt	588	-	588	100%	588	-	588	100%
Depreciation and amortization expense	1,013	29	984	3393%	1,027	56	971	1734%
OPERATING INCOME (LOSS)	2,785	(474)	3,259	688%	2,694	(659)	3,353	509%

OTHER INCOME (EXPENSE):
Gain derivative instruments and disposal of fixed assets	182	90	92	102%	270	90	180	200%
Gain on debt extinguishment	32	-	32	100%	18	-	18	100%
Other income (expense)	(69)	-	(69)	-100%	(69)	-	(69)	-100%
Interest expense	(109)	(40)	(69)	-173%	(240)	(82)	(158)	-193%
Total other income (expense)	36	50	(14)	-28%	(21)	8	(29)	-363%

INCOME (LOSS) BEFORE INCOME TAXES	$2,821	$(424)	$3,245	765%	$2,673	$(651)	$3,324	511%

Provision for income taxes	(161)	-	(161)	-100%	(161)	-	(161)	-100%

NET INCOME (LOSS)	$2,660	$(424)	$3,084	$727%	$2,512	$(651)	$3,163	$486%

Three Months ended January 31, 2013 Compared to Three Months ended January 31, 2012

Oil field Services. Oil field services revenue increased by $11,376,000, or 100% between periods as a result of the acquisition and consolidation of Hurley's and Dishon's operations. As described in Note 4 of the Financial Statements, on November 26, 2012 we acquired two well established oil field services operating entities. The oil field services revenue is derived from a waste disposal facility located in North Dakota and from oil field support services and equipment rental services to major drilling contractors and production companies in North Dakota and Montana.

Global VoIP Services. Global VoIP services revenue decreased by $739,000, or 92%, from the quarter ended January 31, 2012 to the quarter ended January 31, 2013. The decrease in revenue is attributed primarily to slowly dwindling Global VoIP services due in part to the constant price pressure in the market.

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $76,000, or 106%, from the quarter ended January 31, 2012 to the quarter ended January 31, 2013. The increase in revenue between periods is primarily attributed to the increase in customers that are generating significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services increased by $4,168,000 or 486%, from the quarter ended January 31, 2012 to the quarter ended January 31, 2013. The increase in cost of services is a direct correlation to the increase in oil field revenue. The costs associated to the oil field services includes rental of equipment, contractors and engineering associated with the waste disposal services.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $1,347,000, or 323%, from the quarter ended January 31, 2012 to the quarter ended January 31, 2013. The increase is attributed to the expenses required to manage the oil field services operations.

Legal and professional fees. Legal and professional fees increased by $367,000, or 816%, from the quarter ended January 31, 2012 to the quarter ended January 31, 2013. The increase is attributable to the accounting and professional fees associated with the acquisition of the oil field services operations.

Bad debt. Bad debt increased by $588,000 from the quarter ended January 31, 2012 to the quarter ended January 31, 2013. The increase is attributed to the recognition of bad debt expense for certain accounts associated with the oil field services operations we deemed were uncollectable during fiscal 2013.

Depreciation and amortization. Depreciation and amortization increased by $984,000 from the quarter ended January 31, 2012 to the quarter ended January 31, 2013. The increase is attributed to the depreciation associated with the equipment required for the oil field services operations.

Operating income (loss). The Company reported income from operations of $2,785,000 for the three months ended January 31, 2013 compared to an operating loss of $474,000 for the three months end January 31, 2012. The improvement in operating income (loss) between periods is attributed to consolidation of the oil field services operations that generated over $11,300,000 in revenue and over $6,500,000 in gross margin.

Other income (expense). Other income (expense) decreased by $14,000, or 28% from the quarter ended January 31, 2012 to the quarter ended January 31, 2013. The primary reason for the decrease in other income (expense) is attributed to the recognition of $32,000 in gain on debt extinguishment, the recognition of $182,000 in gain on derivative instruments and disposal of fixed assets, and other expenses of $178,000.

Provisions for income taxes. During the quarter ending January 31, 2013 the Company recorded $161,000 of estimated tax for the period based on assumptions of taxable income for fiscal 2013.

Net income (loss). Net income (loss) improved by $3,084,000 from the quarter ended January 31, 2012 to the quarter ended January 31, 2013. The improvement in net income (loss) between periods is attributed to consolidation of the oil field services operations that generated over $11,300,000 in revenue and over $6,500,000 in gross margin.

Six Months ended January 31, 2013 Compared to Six Months ended January 31, 2012

Oil field Services. Oil field services revenue increased by $11,376,000, or 100% between periods as a result of the acquisition and consolidation of Hurley's and Dishon's operations. As described in Note 4 of the Financial Statements, on November 26, 2012 we acquired two well established oil field services operating entities. The oil field services revenue is derived from a waste disposal facility located in North Dakota and from oil field support services and equipment rental services to major drilling contractors and production companies in North Dakota and Montana.

Global VoIP Services. Global VoIP services revenue decreased by $2,621,000, or 93%, from the six months ended January 31, 2012 to the six months ended January 31, 2013. The decrease in revenue is attributed primarily to slowly dwindling Global VoIP services due in part to the constant price pressure in the market.

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $184,000, or 145%, from the six months ended January 31, 2012 to the six months ended January 31, 2013. The increase in revenue between periods is primarily attributed to the increase in customers that are generating significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services increased by $2,441,000 or 87%, from the six months ended January 31, 2012 to the six months ended January 31, 2013. The increase in cost of services is a direct correlation to the increase in oil field revenue. The costs associated to the oil field services includes rental of equipment, contractors and engineering associated with the waste disposal services.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $1,262,000, or 189%, from the six months ended January 31, 2012 to the six months ended January 31, 2013. The increase is attributed to the expenses required to manage the oil field services operations.

Legal and professional fees. Legal and professional fees increase by $324,000, or 345%, from the six months ended January 31, 2012 to the six months ended January 31, 2013. The increase is attributable to the fees associated to the accounting and professional fees for the acquisition of the oil field services operations.

Bad debt. Bad debt increased by $588,000 from the six months ended January 31, 2012 to the six months ended January 31, 2013. The increase is attributed to the recognition of bad debt expense for certain accounts associated with the oil field services operations we deemed were uncollectable during fiscal 2013.

Depreciation and amortization. Depreciation and amortization increased by $971,000 from the six months ended January 31, 2012 to the six months ended January 31, 2013. The increase is attributed to the depreciation associated with the equipment required for the oil field services operations.

Operating income (loss). The Company reported income from operations of $2,694,000 for the six months ended January 31, 2013 compared to an operating loss of $659,000 for the six months end January 31, 2012. The improvement in operating income (loss) between periods is attributed to consolidation of the oil field services operations that generated over $11,300,000 in revenue and over $6,500,000 in gross margin.

Other income (expense). Other income (expense) increased by $29,000 from the six months ended January 31, 2012 to the six months ended January 31, 2013. The primary reason for the increase in other income (expense) is attributed to the recognition of $18,000 in gain on debt extinguishment, the recognition of $270,000 in gain on derivative instruments and disposal of fixed assets, $240,000 in interest expense and the recognition of $69,000 in other expense.

Provisions for income taxes. During the six months ending January 31, 2013 the Company recorded $161,000 of estimated tax for the period based on assumptions of taxable income for fiscal 2013.

Net income (loss). Net income (loss) improved by $3,163,000 from the six months ended January 31, 2012 to the six months ended January 31, 2013. The improvement in net income (loss) between periods is attributed to consolidation of the oil field services operations that generated over $11,300,000 in revenue and over $6,500,000 in gross margin.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $5,812,000 as of January 31, 2013 that included cash from Hurley and Dishon of approximately $5,810,000. Net cash used in operating activities during the six months ended January 31, 2013 was approximately $362,000. Cash used in investing activities during the six months ended January 2013 was approximately $3,017,000. We had cash provided by financing activities of $3,155,000 pursuant to the issuance and payments of various promissory notes during 2013. Overall, our net operating, investing and financing activities during 2013 generated approximately $5,812,000 of cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations. Additionally, we were funding Digerati from available funds from two subsidiaries, which were subsequently sold during fiscal 2013.

Our current cash expenses are expected to be approximately $75,000 per month, including wages, rent, utilities and corporate professional fees primarily associated with finalization of our Reorganization Plan. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of January 31, 2013 our total liabilities were approximately $77,424,000. As mentioned in Note 3 to the Financial Statements, upon the sale of the shares of Dishon and Hurley and in accordance with the Reorganization Plan, the appointed trustee paid approximately $1,800,000 of unsecured claims and intents to pay approximately $1,700,000 in professional fees. In addition, the trustee paid approximately $41,500,000 in secured claims. There were no proceeds from the sale of Dishon and Hurley shares in excess of the unsecured claims, professional fees and secured claims.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated deficit in Stockholders’ Equity of approximately $74,689,000, which raises substantial doubt about our ability to continue as a going concern.

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

Item 4.      Controls and Procedures.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of January 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were not effective based on the COSO criteria. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by management in connection with the review of our financial statements as of January 31, 2013.

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

On January 17, 2013, a lawsuit was filed by certain unauthorized parties on behalf of the Company in the District Court of Clark County, Nevada against Oleum Capital, LLC. This lawsuit was not approved by the Board or officers of the Company. Accordingly Arthur L. Smith remained the sole Director, Chief Executive Officer, President, Secretary, and Chairman of the Company. Kelly V. Kirker, William E. McIlwain, Robert C. Rhodes, and Robert Sonfield have no relationship with the Company and no authority to speak or act for the Company. On January 17, 2013 the Company initiated litigation in the District Court of Clark County, Nevada against Oleum Capital, LLC for breach of contract, unjust enrichment, declaratory relief, constructive trust and injunctive relief for actions of the Defendant and its control persons, David L. Gorham and Bert Tarrant Dunken, Jr. These cases resulted from a transaction in November 2012 (the "Transaction") whereby the Company acquired two oilfield services companies operating in the Bakken region of North Dakota and Montana. See Note 4 to the Financial Statements.

On May 30, 2013, we filed a voluntary petition in the United States Court for the Southern District of Texas, Houston Division, Case No. 13-33264, seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code. On January 15, 2014, the Bankruptcy Court entered an Order Approving Compromise and Settlement on the Debtor's and Parties' Emergency Motion to Approve Compromise of Controversy Under Bankruptcy Rule 9019, which resolved current and prospective claims relating to the Transaction. On April 4, 2014, the Bankruptcy Court entered an Agreed Order Confirming Joint Plan of Reorganization Filed by Plan Proponents, confirming the Plan Proponents’ Joint Chapter 11 Plan of Reorganization as modified on the record on April 4, 2014 and/or as modified by the Agreed Order. See Item 1 Business – Bankruptcy, and Note 3 to the Financial Statements.

Item 1A.    Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2013 Digerati issued a total of 697,026 common shares (post split) to all stockholders to account for the 115 reverse split and any fractional shares were rounded up to the next one hundred (100) shares of Common Stock. The reverse split became effective on November 16, 2012.

Item 3.       Defaults Upon Senior Securities.

None.

Item 5.       Other Information.

Departure of Directors

James J. Davis, William E. Mcllwain and Arthur L. Smith did not seek re-election as directors and, therefore, were not re-elected to the Company's Board of Directors at the Company’s Annual Meeting of Shareholders held on September 15, 2014.

Election of Directors

Effective as of September 15, 2014, during the Company's Annual Meeting of Shareholders, the Shareholders elected Craig K. Clement and Maxwell A. Polinsky to the Company's Board of the Directors.

Craig k. Clement has nearly thirty-five years' executive and board of director experience with Technology (telecom, software, hardware) and Exploration and Production (E&P) entities (Buffalo Royalty, Petroleum Search, Yucca, and NASDAQ: PAN), where Mr. Clement was responsible for asset management, acquisitions/divestitures, strategic/tactical planning, financial operations, corporate finance, legal, transaction structuring, business development, and investor relations. Mr. Clement assisted in the growth of ATSI Communications, Inc., predecessor to Digerati Technologies, Inc., from 10 employees to 500 and leading up to its listing on the American Stock Exchange (AMEX: AI) ATSI Communications achieved a public market valuation of over US$450 million while on the AMEX. Mr. Clement was the founding CEO of GlobalSCAPE, Inc. (NYSE: GSB), the developer of the popular FTP client software utility, "Cute FTPTM." and former wholly-owned subsidiary of Digerati. GlobalSCAPE was spun-off to Digerati's shareholders in 2000 (NYSE: GSB). Mr. Clement as Chairman of the South Texas Regional Center for Innovation and Commercialization, which screened and supported entrepreneurs through the Texas Emerging Technology Fund managed by the Texas Governor's office, which invested more than $350 million in Texas-based technology start-ups. Since 2011, Mr. Clement has served as a consultant to various E&P entities including Morning Star, BP, and Forge Energy (EnCap and Pine Brook-sponsored). Mr. Clement holds a Bachelor of Business Administration degree from the University of Texas at Austin.

Maxwell A. Polinsky is the Chief Financial Officer and a director of Cougar Minerals Corp., a Canadian-based mineral exploration company that is traded on the TSX Venture Exchange and a principal in Venbanc Investment and Management Group Inc., an investment and merchant bank he co-founded in 1994. From 2009 to 2011, Mr. Polinsky was the Chief Financial Officer and a director of RX Exploration Inc., a company engaged in re-examination of gold projects within North America that have previously reached advanced exploration, underground development or past gold production. Mr. Polinsky also served as a director of Nerium Biotechnology from 2006 to 2010, Montana Gold from 2005 to 2011, Xpel Technologies from 2003 to 2009, Nighthawk Systems from 2001 to 2007 and DMI Technologies Inc. from 1994 to 2002. Mr.Polinsky holds a Bachelor of Commerce degree from the University of Manitoba.

Family Relationships

There are no family relationships between any of the Company’s directors or officers.

Related Party Transactions

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, entered into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015.

On October 30, 2014, November 7, 2014, November 14, 2014 and November 24, 2014 Digerati entered into four Promissory Notes for a total of $40,000 with Flagship Oil and Gas Corp., Craig K. Clement, Digerati's director is also the President and director of Flagship. The notes have an implied annual interest rate of 7% and with maturity date for all notes of January 5, 2015. Digerati also entered into a preemptive rights agreement with Flagship, under which the holder has the preemptive right, but not the obligation to purchase any equity securities that the Company may propose to issue or sell.

ITEM 6.      EXHIBITS

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Reorganization among Digerati Technologies, Inc., Waste Deep, Inc. and the security holders of Waste Deep, Inc. dated November 15, 2012 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 3, 2012 (File No. 001-15687).

4.1	Designation of Series A Preferred Stock, filed with the Secretary of State of Nevada on November 20, 2012 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 3, 2012 (File No. 001-15687).

10.1	Promissory note payable with Arthur L. Smith dated November 15, 2013 in the principal amount of $46,755.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: January 20, 2015	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: January 20, 2015	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

