Form 10-Q
period 2013-04-30
Digerati Technologies, Inc.
filed 2015-02-20
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Number of Shares	Class Common Stock	As of
5,113,030	$0.001 par value	February 19, 2015

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2013

2

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 4	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2013 AND AS OF JULY 31, 2012 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2013 AND 2012 (UNAUDITED)

PAGE 6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2013 AND 2012 (UNAUDITED)

PAGES 7-15	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	April 30,	July 31,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,664	$2
Accounts receivable, net	14,148	10
Prepaid and other current assets	472	19
Related party loan receivable	3,596	-
Total current assets	25,880	31

LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $1,812 and $61, respectively	17,400	89
Goodwill, net	9,743	-
Property and equipment, net	27,592	104
Other assets	213	-

Total assets	$80,828	$224

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,430	$869
Accrued liabilities	4,212	257
Current portion of long term debt, net of unamortized discount of $0 and $28, respectively	69,920	1,259
10% Convertible debentures, net of unamortized discount of $59 and $67, respectively	16	8
Derivative liability	10	94
Total current liabilities	76,588	2,487

LONG-TERM LIABILITIES:
Customer deposits	148	124
Total long-term liabilities	148	124

Total liabilities	76,736	2,611

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 1,977,626 and 974,500 issued and outstanding, respectively	2	1
Additional paid in capital	75,140	74,812
Accumulated deficit	(71,051)	(77,201)
Other comprehensive income	1	1
Total stockholders' equity (deficit)	4,092	(2,387)
Total liabilities and stockholders' equity (deficit)	$80,828	$224

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Oil field services	$16,384	$-	$27,760	$-
Global VoIP services	48	570	252	3,395
Cloud-based hosted services	154	135	465	262
Total operating revenues	16,586	705	28,477	3,657

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	7,907	594	13,141	3,387
Selling, general and administrative expense (exclusive of legal and professional fees)	1,816	438	3,746	1,106
Legal and professional fees	898	42	1,316	136
Bad debt	-	-	588	-
Depreciation and amortization expense	2,139	26	3,166	82
Total operating expenses	12,760	1,100	21,957	4,711

OPERATING INCOME (LOSS)	3,826	(395)	6,520	(1,054)

OTHER INCOME (EXPENSE):
Gain derivative instruments and disposal of fixed assets	-	129	270	219
Gain (loss) on debt extinguishment	-	(75)	18	(75)
Other income (expense)	(47)	-	(116)	-
Interest income (expense)	(107)	(137)	(346)	(219)
Total other income (expense)	(154)	(83)	(174)	(75)

INCOME (LOSS) BEFORE INCOME TAXES	3,672	(478)	6,346	(1,129)

Provision for income taxes	(34)	-	(196)	-

NET INCOME (LOSS)	$3,638	$(478)	$6,150	$(1,129)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$1.84	$(0.72)	$3.72	$(1.82)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,977,626	661,853	1,655,005	621,592

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended April 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,150	$(1,129)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain (loss) on debt extinguishment	(18)	75
Gain derivative instruments and disposal of fixed assets	(270)	(129)
Gain on sale of concession	-	(90)
Depreciation and amortization	3,166	82
Bad debt	588	-
Amortization of deferred financing fees	-	32
Amortization of debt discount	36	35
Issuance of stock option for services	78	324
Issuance of warrants for services	3	150
Changes in operating assets and liabilities:
Accounts receivable	630	487
Related party loan receivable	(3,596)	-
Prepaid expenses and other current assets	713	7
Accounts payable	(1,282)	7
Accrued liabilities	(2,023)	83
Customer deposits	24	(3)
Net cash provided by (used in) operating activities	4,199	(69)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Dishon and Hurley	5,969	-
Purchases of property & equipment	(6,312)	(31)
Net cash used in investing activities	(343)	(31)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(1,796)	(143)
Proceeds from notes payable	5,602	163
Proceeds from convertible debt	-	25
Net cash provided by financing activities	3,806	45

CHANGE IN CASH AND CASH EQUIVALENTS	7,662	(55)
CASH AND CASH EQUIVALENTS, beginning of period	2	60

CASH AND CASH EQUIVALENTS, end of period	$7,664	$5

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$215	$73

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Accrued interest added to debt principal	$-	$24
Property and equipment purchased on account	$-	$110
Common Stock issued for debt	$81	$67
Debt discount	$-	$125
Derivative liability on tainted warrants	$-	$634
Resolution of derivative liability	$-	$25

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2013

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

Taxes

The effective tax rate was 3% for the nine months ended April 30, 2013 from an effective tax rate of 0% for the nine months ended April 30, 2012 due to the Company applying prior year net operating loss to net income generated during the current period. The Company recorded an income tax expense of $196,000 and $0 for the nine month periods ended April 30, 2013 and 2012, respectively.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the period ended April 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $71,051,000 and a working capital deficit of approximately $50,708,000, which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s consolidated financial statements as of April 30, 2013 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

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

Subsequently, on September 15, 2014, the Company held its Annual Meeting of Shareholders, and at the discretion of the new directors, Mr. Smith and Mr. Estrada continued to serve as officers of the Reorganized Debtor.

(d)	The Reorganized Debtor was required to hold a Stockholder Meeting to elect a new board of directors after August 31, 2014, and before September 15, 2014. The Reorganized Debtor’s officers and directors, as well as the parties to the BSA and a Rule 11 Mediated Settlement Agreement dated January 14, 2014 (the “Rule 11 Agreement”), were not eligible for election to the new board of directors at the Stockholder Meeting. Messrs. Smith and Estrada were not permitted to solicit proxies in connection with the Stockholder Meeting but were allowed to vote shares of common stock owned by them. Subsequently, on September 15, 2014, the Company held its Annual Meeting of Shareholders, and new directors were elected.

(e)	Under the Reorganization Plan title to the issued and outstanding shares of Dishon Disposal, Inc., a North Dakota corporation (“Dishon”), and Hurley Enterprises, Inc., a Montana corporation (“Hurley”), owned by Digerati were transferred to a Grantor Trust subject to existing liens and the Rule 11 Agreement. The Dishon and Hurley shares did not vest in the Reorganized Debtor and remained the property of Digerati’s bankruptcy estate. Additionally, under the Reorganization Plan certain retained litigation claims were transferred to the Grantor Trust. The beneficiary of the Grantor Trust is the Reorganized Debtor. The trustee and Disbursing Agent of the Grantor Trust is Mr. William R. Greendyke. All other assets of Digerati that are not transferred to the Grantor Trust and/or retained by Digerati vested in the Reorganized Debtor as of the Confirmation Date, including but not limited to the common stock of Shift8 Technologies, Inc., free and clear of liens, claims and encumbrances.

(f)	All of the issued and outstanding shares of Dishon and Hurley were sold by the Grantor Trust and the proceeds from the sale were distributed by the trustee and Disbursing Agent to discharge certain allowed claims. The claims distribution set forth in the Reorganization Plan were as follows:

(i)	Allowed priority claims were paid in full from cash on hand.

(ii)	Allowed administrative claims will be paid from the proceeds of the sale of the Dishon and Hurley shares except for those amounts paid pursuant to the budget attached to the Reorganization Plan. The Company estimated the maximum potential amount of any federal income tax liability on the gains derived from the sale of the Dishon and Hurley shares and deposited that amount into a reserve account until determination of the actual taxes due.

(iii)	Proceeds from the sale of the Dishon shares in excess of $1,250,000 plus one-half of Digerati’s unpaid professional fees (the “Dishon Carve Out”) and amount reserved for taxes were delivered to creditors holding $30,000,000 of Digerati’s indebtedness secured by the Dishon shares, up to the principal of and accrued interest on such indebtedness. In addition, the secured creditors maintain a right to seek a refund if the estimated amount withheld for taxes on the sale of the Dishon shares exceeds the tax obligation.

(iv)	Proceeds from the sale of the Hurley shares in excess of $1,250,000 plus one-half of Digerati’s unpaid professional fees (the “Hurley Carve Out”) and amount reserved for taxes were delivered to creditors holding $30,000,000 of Digerati’s indebtedness secured by the Hurley shares, up to the principal of and accrued interest on such indebtedness. In addition, the secured creditors maintain a right to seek a refund if the estimated amount withheld for taxes on the sale of the Hurley shares exceeds the tax obligation. Principal of or interest on Digerati’s indebtedness secured by the Hurley shares that is in excess of the net proceeds from the sale of Hurley shares has been waived.

(v)	Allowed unsecured claims of $1,000 or less were paid in full from cash on hand.

(vi)	Allowed unsecured claims greater than $1,000 were paid in full from the Dishon Carve Out and the Hurley Carve Out. The excess from the combined $2,500,000 withheld from the sale of the Dishon shares and Hurley shares will be applied to the unpaid professional fees.

(vii)	All cure payments under assumed contracts were paid within 90 days of April 4, 2014.

(viii)	All executory contracts of Digerati were rejected except as previously assumed by order in the Bankruptcy Court or specifically listed as assumed in the Reorganization Plan.

(ix)	The Reorganized Debtor released Messrs. Arthur L. Smith, Antonio Estrada, William E. McIlwain and James J. Davis in their individual capacity and their respective capacities as officers and/or directors, as applicable, of Digerati, Hurley or Dishon of all claims and causes of action that arise on or before the Confirmation Date that could be asserted by Digerati, the estate and/or on account of the Bankruptcy through the Stockholder Meeting. The Reorganized Debtor also released Messrs. Arthur L. Smith, William McIlwain and James Davis to the greatest extent provided by law from any claims.

(x)	The Reorganization Plan became effective on December 31, 2014.

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

	Nine Months Ended
	April 30,
	2013	2012
Revenues	$37,975	$41,649
Costs and expenses, net	30,667	32,249
Net income	$7,308	$9,400

NOTE 5 – DEBT

At April 30, 2013 and July 31, 2012, outstanding debt consisted of the following: (In thousands)

Outstanding debt consisted of the following: (In thousands)	April 30,	July 31,
	2013	2012
Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured. (See details below)	$412	390
Note payable to Vantage Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing December 29, 2011, collateralized by Digerati’s assets. (See details below)	13	13
Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati’s assets. (See details below)	122	122
Note payable to Recap Marketing & Consulting LLP, bearing interest at 3% per annum, maturing October 1, 2011.	-	21
Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by Digerati’s assets. (See details below)	154	154
Note payable to ATVF II payable in monthly installments, bearing interest at 16% for the first year and 18% during the second year, maturing May 10, 2013, collateralized by Digerati’s assets. (See details below)	186	186
Note payable to Thermo Credit, LLC., interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing August 2, 2012, collateralized by Digerati’s accounts receivable. Bearing an annual interest rate equivalent to the lesser of the maximum rate and the greater of the prime rate plus 8.25% or 11.5%, a commitment fee of 2% and weekly monitoring fee of .05%. Digerati is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, for the 12-month period, of not less than 1.0 as of the last day of each quarter and 2) A consolidated operating income, for the 12-month period, of not less than zero as of the last day of each fiscal year. (See details below)	272	325
Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing October 23, 2012. The holder has the option to convert the principal and accrued interest into Digerati’s Common Stock at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009, net of debt discount of $0 and $28, respectively.	-	5
Note payable to Asher Enterprises, Inc., bearing interest at 8% per annum, maturing December 19, 2012. The holder has the option to convert the principal and accrued interest into Digerati’s Common Stock at a price equal to the greater of 58% of the average of the lowest three trading prices during the ten day trading period prior to conversion or $.00009, net of debt discount of $0 and $0, respectively. Note was extinguished on November 21, 2012.	-	43
Note payable to John Deere Finance., bearing interest at 0% per annum, maturing December 15, 2014, secured by equipment.	7	-
Note payable to First International Bank and Trust, bearing interest at 4.5% per annum, maturing on July 5, 2016, secured by equipment.	430	-
Note payable to Komatsu Financial, bearing interest at 0% per annum, maturing on November 30, 2016, secured by equipment.	265	-
Note payable to Wells Fargo, bearing interest at 4.99% per annum, maturing on December 20, 2015, secured by equipment.	56	-
Notes payable to Ally bank, interest rates from 0% to 8.64%, monthly payments of principal and interest due from March 2013 through March 2018, secured by vehicles	261	-
Notes payable to American State bank, interest rates from 6.0% to 7.75%, monthly payments of principal and interest due from July 2014 through December 2016, secured by vehicles	63	-
Notes payable to Chase bank, interest rates from 4.94% to 6%, monthly payments of principal and interest due from May 2013 to November 2015, secured by vehicles	21	-
Notes payable to First Interstate, interest rates from 6.34% to 7.5%, monthly payments of principal and interest due from February 2013 through September 2016, secured by vehicles	33	-
Note payable to Ford Credit, interest rate of 6.39%, monthly principal and interest payments due through December 2014, secured by a vehicle	26	-
Payables to John Deere Financial, interest rates from 1.9% to 4.9%, monthly principal and interest payments due from April 2012 through March 2016, secured by equipment	395	-
Notes payable to Komatsu Financial, interest at .99%, monthly payments of principal and interest due from July 2012 through December 2016, secured by equipment	571	-
Notes payable to Stockman Bank, interest rates from 5.75% to 7.25%, monthly payments of principal and interest due from January 2012 through April 2014, secured by equipment and guarantee by a related party	5,426	-
Note payable to US Bank, interest at 6.9%, monthly payments of principal and interest due through April 16, 2015, secured by equipment	8	-
Note payable to Wells Fargo, interest rates from 1.9% to 4.95%, monthly payments of principal and interest due from December 2010 through April 2016, secured by equipment	789	-
Note payable to TCF Equipment Finance, interest at 4.75%, monthly payments of principal and interest through March 6, 2016, secured by equipment	362	-
Note payable to Terry Dishon, interest at 0.22%, bi-monthly payments of principal and interest due March 31, 2015, secured by the common stock in Dishon Disposal, Inc.	30,000	-
Note payable to Hurley Fairview, LLC, interest at 0.22%, bi-monthly payments of principal and interest due March 31, 2015, secured by the common stock in Hurley Enterprises, Inc.	20,000	-
Note payable to Sheyenne Rea Nelson Hurley, interest at 0.22%, bi-monthly payments of principal and interest due March 31, 2015, secured by the common stock in Hurley Enterprises, Inc.	10,000	-
Note payable to MCI Partners, Inc. bearing no interest and no maturity date.	48	-
Total outstanding long-term debt	$69,920	$1,259
Current portion of long-term debt	(69,920)	(1,259)
Long-term debt, net of current portion	$-	$-

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

During the nine months ended April 30, 2013, Digerati issued 306,100 shares of its Common Stock upon conversion of various notes in the principal amount of $81,471.

On October 12, 2010, three of the warrant holders exercised their put rights and as a result, Digerati made payments to the related warrant holders amounting to $75,000 that was charged to derivative liability and resulted in a remaining balance of $10,000 as of April 30, 2013. The Company cancelled the related warrants as a result of the payment made for the put rights.

On April 3, 2012, May 2, 2012, May 15, 2012 and June 21, 2012 Digerati entered into four Convertible Debentures totaling $75,000. The holders can convert the debentures into common stock at a rate of $3.45. Additionally, Digerati issued 13,100 warrants at an exercise price of $3.45 to the debenture holders. Digerati analyzed the debentures for derivative accounting consideration and determined that the warrants qualify as a derivative instrument, due to the exercise price adjustment provision. As of April 30, 2013, the derivative liability was valued at $0. Subsequent to the year end, on April 4, 2014, under the Reorganization Plan, the warrants issued under the convertible debentures were cancelled. Subsequent to the year end, on October 2, 2014, under the Reorganization Plan, the appointed trustee paid the principal balance outstanding to the debenture holders.

As of April 30, 2013, Digerati was in default of its notes with Vantage Bank Texas, National Association (formerly San Antonio National Bank) and Thermo Credit, LLC due to its failure to meet certain debt covenant ratios. The Company was able to obtain a waiver until July 31, 2012 from Vantage Bank for such defaults. On July 5, 2012, Vantage Bank filed a lawsuit in Bexar County, Texas against Digerati for failure to pay the remaining indebtedness. On November 29, 2012, Digerati reached an “agreed judgment” with Vantage Bank for $18,796. Subsequent to the year end, on October 2, 2014, under the Reorganization Plan, the appointed trustee paid the principal balance outstanding on the Vantage Bank promissory note.

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

On October 2, 2014, under the Reorganization Plan, the appointed trustee paid the principal balance outstanding on the promissory notes to Alfonso Torres, ATV Texas Ventures IV, ATVF II, Thermo Credit, LLC and Vantage Bank.

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

During the nine months ended April 30, 2013, Digerati did not issue any stock-based awards to employees.

As of April 30, 2013, Digerati had 126,300 outstanding options with a weighted average exercise price of $5.30, a weighted average remaining term of 3.45 years and an intrinsic value of zero. Subsequent to year end, on April 4, 2014 under the Reorganization Plan all outstanding options were cancelled.

Digerati recognized approximately $78,000 and $324,000 in stock based compensation expense to employees and consultants during the nine months ended April 30, 2013 and 2012, respectively. Unamortized compensation cost totaled $0 and $165,000 at April 30, 2013 and April 30, 2012, respectively.

A summary of the options as of April 30, 2013 and July 31, 2012 and the changes during the periods are presented below:

		Weighted-average exercise	Weighted-average remaining
	Options	price	term (years)
Outstanding at July 31, 2012	126,900	5.75	5.60
Granted	-	-	-
Forfeited	(600)	4.02	3.50
Outstanding at April 30, 2013	126,300	5.30	3.45
Exercisable at April 30, 2013	126,300	5.30	3.45

The options at April 30, 2013 and July 31, 2012 have an intrinsic value of $0. As of April 4, 2014, all outstanding options were terminated pursuant to the Agreed Order and Reorganization Plan.

NOTE 7 – WARRANTS

On September 28, 2012, Digerati issued 13,100 warrants to various consultants for services rendered at an average exercise price of $1.15. The Company recognized warrant expense of approximately $3,000 equivalent to the value of the warrants calculated based on the share’s closing price at the grant date. Adjustments have been made to reflect the reverse stock split effective as of November 16, 2012.

The fair market value of all warrants issued during the nine months ended April 30, 2013 was determined using the Black-Scholes option pricing model, which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	257.74%
Risk-free interest rate	0.74%
Expected term	5.0 years

A summary of the warrants as of April 30, 2013 and July 31, 2012 and the changes during periods are presented below:

			Weighted-average
		Weighted-average exercise	remaining contractual
	Warrants	price	term (years)
Outstanding at July 31, 2012	107,500	4.60	4.50
Granted	13,100	1.15	4.90
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at April 30, 2013	120,600	4.60	3.30
Exercisable at April 30, 2013	120,600	4.60	3.30

As of April 30, 2013, Digerati had outstanding warrants totaling 120,600 with a weighted average exercise price of $4.60, a weighted average remaining term of 3.30 years and an intrinsic value of zero. On April 4, 2014 under the Agreed Order and Reorganization Plan all outstanding warrants were cancelled.

NOTE 8 – EQUITY

During the nine months ended April 30, 2013 Digerati issued a total of 306,100 shares of its Common Stock to creditors for the conversion of $81,000 of debt into Common Stock.

During the nine months ended April 30, 2013 Digerati issued a total of 697,026 shares of its Common Stock (post split) to all stockholders to account for the 115 reverse split and any fractional shares were rounded up to the next one hundred (100) shares of Common Stock. The reverse split became effective on November 16, 2012.

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of April 30, 2013:

	Amount	Level 1	Level 2		Level 3
Embedded conversion derivative liability	$-	$-		$-	$-
Warrant derivative liabilities	10,000	-			10,000
	$10,000	$-	$		$10,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2011	$10,000
Fair value of embedded conversion derivative liability at issuance	183,380
Fair value of warrant derivative liabilities	666,198
Settlement of derivative liability due to conversion of debt	(139,578)
Unrealized derivative gains included in other income (expense)	(626,000)
Balance at July 31, 2012	$94,000
Settlement of derivative liability due to conversion of debt	$(74,000)
Unrealized derivative gains included in other income (expense)	(10,000)
Balance at April 30, 2013	$10,000

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

NOTE 10 – SUBSEQUENT EVENTS

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, entered into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the $46,755 promissory note to October 31, 2015. The renewed note has an implied annual interest rate of 3%.

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

On October 2, 2015 the Grantor Trust paid approximately $1,838,000 of unsecured claims in accordance to the Chapter 11 Plan of Reorganization.

On October 30, 2014, November 7, 2014, November 14, 2014 and November 24, 2014 Digerati entered into a Promissory Notes for a total of $40,000 with Flagship Oil and Gas Corp. Craig K. Clement, the CEO and a director of Flagship, is also a Digerati director. The notes have an implied annual interest rate of 7% and all notes matured on January 5, 2015. Digerati also entered into a preemptive rights agreement with Flagship, under which the holder has the preemptive right, but not the obligation, to purchase any equity securities that the Company may propose to issue or sell. On January 13, 2015, the Company issued 363,636 shares of Digerati Common Stock for payment of the principal of and accrued interest on the $40,000 Flagship Notes.

On January 13, 2015 the Company executed a stock purchase agreement with Flagship Oil and Gas Corp. for the sale of 2,279,412 shares of Digerati Common Stock, and a warrant for the purchase of an additional 300,000 shares of Common Stock at $0.136 per share for five years. In consideration for the shares and the warrant, the Company received a promissory note in the original principal amount of $310,000 plus interest at the rate of 7.0% per annum, payable in installments of $40,000 plus accrued interest on January 31, 2015; $60,000 plus accrued interest on February 13, 2015; and $210,000 plus accrued interest on March 6, 2015.

On January 19, 2015 the Company issued 492,356 shares of its Common Stock to various employees as part of Digerati’s profit sharing plan contribution. The Company recognized stock-based compensation expense of $118,165 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

On January 22, 2015 the Company's Board of Directors appointed a current director, Craig K. Clement, as Chairman of the Board. Mr. Clement is CEO of Flagship Oil and Gas Corp.

NOTE 11 – SIGNIFICANT CUSTOMERS

During the nine months ended April 30, 2013, the Company derived a significant amount of revenue from two customers, comprising 18% and 13% of the total revenue for the period, respectively, compared to two customers, comprising 8% and 5% of the total revenue for the nine months ended April 30, 2012.

During the nine months ended April 30, 2013, the Company derived a significant amount of accounts receivable from two customers, comprising 19%, and 12% of the total accounts receivable for the period, respectively, compared to three customers, comprising 20%, 12% and 9% of the total accounts receivable for the nine months ended April 30, 2012.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of April 30, 2013 the Company has approximately $3,596,000 in related party loan receivable, non-interest bearing, unsecured, no terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” ”plan,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013 filed with the Securities and Exchange Commission on July 30, 2014.

The following is a discussion of the consolidated financial condition and results of operations of Digerati for the three and nine months ended April 30, 2013 and 2012. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013 filed with the Securities and Exchange Commission on July 30, 2014. For purposes of the following discussion, fiscal 2013 or 2013 refers to the year ended July 31, 2013 and fiscal 2012 or 2012 refers to the year ended July 31, 2012.

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

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three and nine months ended April 30, 2013 and 2012. All dollar amounts are in thousands.

	Three months ended April 30,				Nine months ended April 30,
	2013	2012	Variances	%	2013	2012	Variances	%
OPERATING REVENUES:
Oilfield services	$16,384	$-	$16,384	100%	$27,760	$-	$27,760	100%
Global VoIP services	48	570	(522)	-92%	252	3,395	(3,143)	-93%
Cloud-based hosted services	154	135	19	14%	465	262	203	77%

Total operating revenues	16,586	705	15,881	2253%	28,477	3,657	24,820	679%

Cost of services (exclusive of depreciation and amortization, shown below)	7,907	594	7,313	1231%	13,141	3,387	9,754	288%
Selling, general and administrative expense (exclusive of legal and professional fees)	1,816	438	1,378	315%	3,746	1,106	2,640	239%
Legal and professional fees	898	42	856	2038%	1,316	136	1,180	868%
Bad debt	-	-	-	-	588	-	588	100%
Depreciation and amortization expense	2,139	26	2,113	8127%	3,166	82	3,084	3761%
OPERATING INCOME (LOSS)	3,826	(395)	4,221	-1069%	6,520	(1,054)	7,574	-719%

OTHER INCOME (EXPENSE):
Gain derivative instruments and disposal of fixed assets	-	129	(129)	-100%	270	219	51	23%
Gain (loss) on debt extinguishment	-	(75)	75	-100%	18	(75)	93	-124%
Other income (expense)	(47)	-	(47)	-100%	(116)	-	(116)	-100%
Interest expense	(107)	(137)	30	-22%	(346)	(219)	(127)	58%
Total other income (expense)	(154)	(83)	(71)	86%	(174)	(75)	(99)	132%

INCOME (LOSS) BEFORE INCOME TAXES	$3,672	$(478)	$4,150	-868%	$6,346	$(1,129)	$7,475	-662%

Provision for income taxes	(34)	-	(34)	-100%	(196)	-	(196)	-100%

NET INCOME (LOSS)	$3,638	$(478)	$4,116	861%	$6,150	$(1,129)	$7,279	-645%

Three Months ended April 30, 2013 Compared to Three Months ended April 30, 2012

Oil field Services. Oil field services revenue increased by $16,384,000, or 100% between periods as a result of the acquisition and consolidation of Hurley's and Dishon's operations. As described in Note 4 of the Financial Statements, on November 26, 2012 we acquired two well established oil field services operating entities. The oil field services revenue is derived from a waste disposal facility located in North Dakota and from oil field support services and equipment rental services to major drilling contractors and production companies in North Dakota and Montana.

Global VoIP Services. Global VoIP services revenue decreased by $522,000, or 92%, from the quarter ended April 30, 2012 to the quarter ended April 30, 2013. The decrease in revenue is attributed primarily to slowly dwindling Global VoIP services due in part to the constant price pressure in the market.

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $19,000, or 14%, from the quarter ended April 30, 2012 to the quarter ended April 30, 2013. The increase in revenue between periods is primarily attributed to the increase in customers that are generating significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services increased by $7,313,000, or 1,231%, from the quarter ended April 30, 2012 to the quarter ended April 30, 2013. The increase in cost of services is a direct correlation to the increase in oil field revenue. The costs associated to the oil field services includes rental of equipment, contractors and engineering associated with the waste disposal services.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $1,378,000, or 315%, from the quarter ended April 30, 2012 to the quarter ended April 30, 2013. The increase is attributed to the expenses required to manage the oil field services operations.

Legal and professional fees. Legal and professional fees increased by $856,000, or 2,038%, from the quarter ended April 30, 2012 to the quarter ended April 30, 2013. The increase is attributable to the accounting and professional fees related to the oil field services operations and professional fees associated with various litigations.

Depreciation and amortization. Depreciation and amortization increased by $2,113,000, or 8,127%, from the quarter ended April 30, 2012 to the quarter ended April 30, 2013. The increase is attributed to the depreciation associated with the equipment required for the oil field services operations and the amortization of intangible assets.

Operating income (loss). The Company reported income from operations of $3,826,000 for the three months ended April 30, 2013 compared to an operating loss of $395,000 for the three months end April 30, 2012. The improvement in operating income (loss) between periods is attributed to consolidation of the oil field services operations that generated over $16,384,000 in revenue and over

$8,679,000 in gross margin.

Other income (expense). Other income (expense) increased by $71,000, or 86% from the quarter ended April 30, 2012 to the quarter ended April 30, 2013. The primary reason for the increase in other income (expense) is attributed to the recognition of $47,000 in other expense related to discounts issued to various accounts and no gain from derivative instruments and disposal of fixed assets as compared to prior quarter.

Provisions for income taxes. During the quarter ending April 30, 2013 the Company recorded $34,000 of estimated tax for the period based on assumptions of taxable income for fiscal 2013.

Net income (loss). Net income (loss) improved by $4,116,000 from the quarter ended April 30, 2012 to the quarter ended April 30, 2013. The improvement in net income (loss) between periods is attributed to consolidation of the oil field services operations that generated over $16,384,000 in revenue and over $8,679,000 in gross margin.

Nine Months ended April 30, 2013 Compared to Nine Months ended April 30, 2012

Oil field Services. Oil field services revenue increased by $27,760,000, or 100% between periods as a result of the acquisition and consolidation of Hurley's and Dishon's operations. As described in Note 4 of the Financial Statements, on November 26, 2012 we acquired two well established oil field services operating entities. The oil field services revenue is derived from a waste disposal facility located in North Dakota and from oil field support services and equipment rental services to major drilling contractors and production companies in North Dakota and Montana.

Global VoIP Services. Global VoIP services revenue decreased by $3,143,000, or 93%, from the nine months ended April 30, 2012 to the nine months ended April 30, 2013. The decrease in revenue is attributed primarily to slowly dwindling Global VoIP services due in part to the constant price pressure in the market.

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $203,000, or 77%, from the nine months ended April 30, 2012 to the nine months ended April 30, 2013. The increase in revenue between periods is primarily attributed to the increase in customers that are generating significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services increased by $9,754,000, or 288%, from the nine months ended April 30, 2012 to the nine months ended April 30, 2013. The increase in cost of services is a direct correlation to the increase in oil field revenue. The costs associated to the oil field services includes rental of equipment, contractors and engineering associated with the waste disposal services.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $2,640,000, or 239%, from the nine months ended April 30, 2012 to the nine months ended April 30, 2013. The increase is attributed to the expenses required to manage the oil field services operations.

Legal and professional fees. Legal and professional fees increased by $1,180,000, or 868%, from the nine months ended April 30, 2012 to the nine months ended April 30, 2013. The increase is attributable to the accounting and professional fees related to the oil field services operations and professional fees associated with various litigations.

Bad debt. Bad debt increased by $588,000, or 100%, from the nine months ended April 30, 2012 to the nine months ended April 30, 2013. The increase is attributed to the recognition of bad debt expense for certain accounts associated with the oil field services operations we deemed were uncollectable during fiscal 2013.

Depreciation and amortization. Depreciation and amortization increased by $3,084,000 from the nine months ended April 30, 2012 to the nine months ended April 30, 2013. The increase is attributed to the depreciation associated with the equipment required for the oil field services operations.

Operating income (loss). The Company reported income from operations of $6,520,000 for the nine months ended April 30, 2013 compared to an operating loss of $1,054,000 for the nine months end April 30, 2012. The improvement in operating income (loss) between periods is attributed to consolidation of the oil field services operations that generated over $27,760,000 in revenue and over

$15,336,000 in gross margin.

Other income (expense). Other (expense) increased by $99,000 from the nine months ended April 30, 2012 to the nine months ended April 30, 2013. The primary reason for the increase in other (expense) is attributed to the recognition of $346,000 in interest expense and the recognition of $116,000 in other expense. These expenses were slightly offset by the recognition of $18,000 in gain on debt extinguishment, the recognition of $270,000 in gain on derivative instruments and disposal of fixed assets.

Provisions for income taxes. During the nine months ending April 30, 2013 the Company recorded $196,000 of estimated tax for the period based on assumptions of taxable income for fiscal 2013.

Net income (loss). Net income (loss) improved by $7,279,000 from the nine months ended April 30, 2012 to the nine months ended April 30, 2013. The improvement in net income (loss) between periods is attributed to consolidation of the oil field services operations that generated over $27,760,000 in revenue and over $15,336,000 in gross margin.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $7,664,000 as of April 30, 2013 that included cash from Hurley and Dishon of approximately $7,662,000. Net cash provided by operating activities during the nine months ended April 30, 2013 was approximately $4,199,000. Cash used in investing activities during the nine months ended April 30, 2013 was approximately $343,000. We had cash provided by financing activities of $3,806,000 pursuant to the issuance and payments of various promissory notes during 2013. Overall, our net operating, investing and financing activities during 2013 generated approximately $7,662,000 of cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations. Additionally, we were funding Digerati from available funds from two subsidiaries, which were subsequently sold during fiscal 2013.

Our current cash expenses are expected to be approximately $75,000 per month, including wages, rent, utilities and corporate professional fees primarily associated with finalization of our Reorganization Plan. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of April 30, 2013 our total liabilities were approximately $76,736,000. As mentioned in Note 3 to the Financial Statements, upon the sale of the shares of Dishon and Hurley and in accordance with the Reorganization Plan, the appointed trustee paid approximately $1,838,000 of unsecured claims and intents to pay approximately $1,700,000 in professional fees. In addition, the trustee paid approximately $41,500,000 in secured claims. There were no proceeds from the sale of Dishon and Hurley shares in excess of the unsecured claims, professional fees and secured claims.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated deficit in Stockholders’ Equity of approximately $71,051,000, which raises substantial doubt about our ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of April 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were not effective based on the COSO criteria. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by management in connection with the review of our financial statements as of April 30, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that, since the Company sold the subsidiaries in July 2014, they now have the adequate resources to enable accurate and reliable financial reporting. We are further studying best practices in internal controls over financial reporting and designing other internal controls to implement that will help remediate our weaknesses.

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

Craig K. Clement has nearly thirty-five years' executive and board of director experience with Technology (telecom, software, hardware) and Exploration and Production (E&P) entities (Buffalo Royalty, Petroleum Search, Yucca, and NASDAQ: PAN), where Mr. Clement was responsible for asset management, acquisitions/divestitures, strategic/tactical planning, financial operations, corporate finance, legal, transaction structuring, business development, and investor relations. Mr. Clement assisted in the growth of ATSI Communications, Inc., predecessor to Digerati Technologies, Inc., from 10 employees to 500 and leading up to its listing on the American Stock Exchange (AMEX: AI) ATSI Communications achieved a public market valuation of over US$450 million while on the AMEX. Mr. Clement was the founding CEO of GlobalSCAPE, Inc. (NYSE: GSB), the developer of the popular FTP client software utility "Cute FTPTM," and former wholly owned subsidiary of Digerati. GlobalSCAPE was spun off to Digerati's shareholders in 2000 (NYSE: GSB). Mr. Clement is the Chairman of the South Texas Regional Center for Innovation and Commercialization, which screened and supported entrepreneurs through the Texas Emerging Technology Fund managed by the Texas Governor's office. The Texas Emerging Technology Fund has invested more than $350 million in Texas-based technology start-ups. Since 2011, Mr. Clement has served as a consultant to various E&P entities including Morning Star, BP, and Forge Energy (EnCap and Pine Brook-sponsored). Mr. Clement holds a Bachelor of Business Administration degree from the University of Texas at Austin.

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

Related Party Transactions

As of April 30, 2013 the Company has approximately $3,596,000 in related party loan receivable, non-interest bearing, unsecured, no terms.

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, entered into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the $46,755 promissory note to October 31, 2015. The renewed note has an implied annual interest rate of 3%.

On October 30, 2014, November 7, 2014, November 14, 2014 and November 24, 2014 Digerati entered into four Promissory Notes for a total of $40,000 with Flagship Oil and Gas Corp. Craig K. Clement, a Digerati director, is also the CEO and director of Flagship. The notes have an implied annual interest rate of 7% and with maturity date for all notes of January 5, 2015. Digerati also entered into a preemptive rights agreement with Flagship, under which the holder has the preemptive right, but not the obligation to purchase any equity securities that the Company may propose to issue or sell. On January 13, 2015, the Company issued 363,636 shares of Digerati Common Stock for payment of the principal of and accrued interest on the $40,000 Flagship Notes.

On January 13, 2015 the Company executed a stock purchase agreement with Flagship Oil and Gas Corp. for the sale of 2,279,412 shares of Digerati Common Stock, and a warrant for the purchase of an additional 300,000 shares of Common Stock at $0.136 per share for five years. In consideration for the shares and the warrant, the Company received a promissory note in the original principal amount of $310,000.00 plus interest at the rate of 7.0% per annum, payable in installments of $40,000.00 plus accrued interest on January 31, 2015; $60,000.00 plus accrued interest on February 13, 2015; and $210,000.00 plus accrued interest on March 6, 2015.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title

3.1	Second Amended and Restated Bylaws, effective as of January 13, 2015 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.1	Promissory note payable with Arthur L. Smith dated November 15, 2013 in the principal amount of $46,755 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on January 20, 2015 (File No. 001-15687)).

10.2	Promissory Note dated October 31, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.3	Promissory Note dated November 7, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.4	Promissory Note dated November 14, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.5	Promissory Note dated November 24, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.6	Promissory Note dated January 19, 2015 in the original principal amount of $310,000.00 plus interest at the rate of 7.0% per annum, payable in installments (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.7	Stock Purchase Agreement dated January 13, 2015, by and among Digerati Technologies, Inc. and Flagship Oil and Gas Corp. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.8	Form of stock award agreement under the Company's 2005 Stock Compensation Plan for grants to qualifying employees' 401K Retirement Accounts (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.9	Renewal and Extension Promissory Note payable with Arthur L. Smith dated January 31, 2015 in the principal amount of $46,755 plus interest at the rate of 3.0% per annum due October 31, 2015.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: February 20, 2015	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: February 20, 2015	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

