Form 10-Q
period 2013-10-31
Digerati Technologies, Inc.
filed 2015-04-08
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended October 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Number of Shares	Class Common Stock	As of
5,113,030	$0.001 par value	April 7, 2015

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Control and Procedures	18

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities
Item 5.	Other Information	19
Item 6.	Exhibits	20

SIGNATURES

2

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 4	CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2013 AND AS OF JULY 31, 2013 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012 (UNAUDITED)

PAGE 6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012 (UNAUDITED)

PAGES 7-16	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, In thousands)

	October 31,	July 31,
	2013	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137	$10
Accounts receivable, net of allowance for doubtful accounts of $54 and $54, respectively	32	13
Prepaid and other current assets	108	94
Assets held for sale	74,114	75,294
Total current assets	74,391	75,411

LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $80 and $76, respectively	70	74

Property and equipment, net	2	2

Total assets	$74,463	$75,487

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,503	$1,257
Accounts payable - related party	173	-
Accrued liabilities	386	372
10% Convertible debentures, net of unamortized discount of $53 and $56, respectively	35	19
Current portion of long term debt, net of unamortized discount of $0 and $0, respectively	1,522	1,514
Derivative liability	10	10
Liabilities held for sale	74,055	77,145
Total current liabilities	77,684	80,317

LONG-TERM LIABILITIES:
Customer deposits	138	138
Total long-term liabilities	138	138

Total liabilities	77,822	80,455

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 1,977,626 and 1,977,626 issued and outstanding, respectively	2	2
Additional paid in capital	75,161	75,161
Accumulated deficit	(78,523)	(80,132)
Other comprehensive income	1	1
Total stockholders' deficit	(3,359)	(4,968)
Total liabilities and stockholders' deficit	$74,463	$75,487

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, In thousands, except per share amounts)

	Three months ended October 31,
	2013	2012
OPERATING REVENUES:
Global VoIP services	$54	$141
Cloud-based hosted services	97	163

Total operating revenues	151	304

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	122	209
Selling, general and administrative expense (exclusive of legal and professional fees)	236	166
Legal and professional fees	524	6
Depreciation and amortization expense	4	14
Total operating expenses	886	395

OPERATING LOSS	(735)	(91)

OTHER INCOME (EXPENSE):
Gain (loss) derivative instruments and disposal of fixed assets	(16)	88
Gain (loss) on debt extinguishment	-	(14)
Interest expense	(49)	(131)
Total other expense	(65)	(57)

LOSS FROM CONTINUING OPERATIONS, BEFORE TAX	(800)	(148)

INCOME TAX BENEFIT FROM DISCONTINUED OPERATIONS	819	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	19	(148)
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	1,590	-
NET INCOME (LOSS) ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$1,609	$(148)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
From continuing operations	$0.01	$(0.08)
From discontinued operations	$0.80	$-
INCOME (LOSS) PER SHARE ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC. SHAREHOLDERS	$0.81	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,977,626	1,848,635

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In thousands)

	Three months ended October 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,609	$(148)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
(Gain) loss on debt extinguishment	-	14
Gain on sale of an asset	-	(32)
(Gain) loss on derivative instruments	16	(56)
Depreciation, amortization and accretion	3,252	14
Amortization of debt discount	-	84
Issuance of stock grants and options for services	-	20
Issuance of warrants for services	-	3
Changes in operating assets and liabilities:
Accounts receivable	1,768	(6)
Prepaid expenses and other current assets	248	5
Accounts payable	266	14
Accrued liabilities	(1,630)	67
Customer deposits	-	20
Net cash provided by (used in) operating activities	5,529	(1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(1,851)	-
Net cash used in investing activities	(1,851)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(1,323)	-
Proceeds from notes payable	37	-
Net cash used in financing activities	(1,286)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,392	(1)
CASH AND CASH EQUIVALENTS, beginning of period	6,543	2

CASH AND CASH EQUIVALENTS, end of period	$8,935	$1

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Accrued interest added to debt principal	$-	$29
Property and equipment exchanged for debt	$-	$121
Stock issued for settlement of debt	$-	$55

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013

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

Taxes

The effective tax rate was 44% for the three months ended October 31, 2013 from an effective tax rate of 0% for the three months ended October 31, 2012 due to the estimated income tax benefit from discontinued operations.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s unaudited interim consolidated financial statements for the period ended October 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $78,523,000 and a working capital deficit of approximately $3,293,000, which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s unaudited interim consolidated financial statements as of October 31, 2013 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – BANKRUPTCY

On May 30, 2013, Digerati Technologies, Inc., Debtor in Possession (“Digerati”) filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), Case No. 13-33264 (the “Bankruptcy”), seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code.

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

NOTE 5 – DISCONTINUED OPERATIONS

The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, Presentation of Financial Statements–Discontinued Operations to the operations of Dishon and Hurley, two well established oil field services operating entities acquired on November 26, 2012.

In aggregate, discontinued operations include net sales of $15.3 million and net income of $2.41 million during the three months ended October 31, 2013. Assets and liabilities held for sale as of October 31, 2013 related to the discontinued operations include total assets of $74.11 million and total liabilities of $74.06 million. Liabilities included $60 million in notes payable to the former owners of Dishon and Hurley as described below.

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

In November 2012, Digerati entered into a promissory note in the amount of $20 million and $10 million with Hurley Fairview, LLC and Mrs. Sheyenne Rae Nelson Hurley, respectively, payable in bi-monthly installments, bearing interest of 0.22% per annum and a maturity date of March 31, 2015. On July 10, 2014, the trustee of the Grantor Trust entered into a Stock Purchase Agreement for the sale of 100% of the outstanding equity of Hurley for an aggregate sale price of $14,500,000. The closing occurred on July 30, 2014. At the time of closing, the trustee paid the promissory notes to Hurley Fairview, LLC and Sheyenne Rea Nelson Hurley, and the deficiency on principal balance and interest of approximately $15,500,000 was waived by the note holders.

As a result of the assets and liabilities being classified as held for sale, and based on the final sales prices for Dishon and Hurley, an impairment of $5,885,000 was recorded on the Hurley goodwill. (See note 10)

Assets and liabilities of discontinued operations as of October 31, 2013 and July 31, 2013 were as follows (in thousands):

	10/31/2013	7/31/2013
Cash and cash equivalents	$8,798	$6,533
Accounts receivable	12,704	14,491
Other assets	6,957	4,568
Property and equipment	23,678	26,709
Goodwill	3,858	3,858
Land	2,950	2,950
Permit – waste disposal, net	14,098	15,114
Permit – sludge service	1,071	1,071
Total net assets	$74,114	$75,294

Accounts payable	2,357	2,530
Accrued expenses	4,133	6,681
Notes payable	67,565	67,934
Total liabilities	74,055	77,145
Net assets (liabilities) held for sale	$59	$(1,851)

Net income from discontinued operations for the three months ended October 31, 2013 and 2012 were as follows (in thousands):

	10/31/2013	10/31/2012
Revenues	$15,309		$-
Cost of goods sold	8,406		-
Gross profit	6,903		-
Selling and administrative expenses	2,455		-
Depreciation and amortization	2,313		-
Operating income (loss)	2,135		-
Other income (expense)	274		-
Net income (loss) from discontinued operations	2,409		-
Income tax benefit to continuing operations	(819)		-
Net income (loss) from discontinued operations, net of tax	$1,590		$-

NOTE 6 – DEBT

At October 31, 2013 and July 31, 2013, outstanding debt consisted of the following: (In thousands)

	October 31,	July 31,
	2013	2013
Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured. (See details below)	$560	$560
Note payable to Vantage Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing December 29, 2011, collateralized by Digerati’s assets. (See details below)	13	13
Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati’s assets. (See details below)	122	122
Note payable to Recap Marketing & Consulting LLP, bearing interest at 3% per annum, maturing October 1, 2011.	-	-
Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by Digerati’s assets. (See details below)	154	154
Note payable to ATVF II payable in monthly installments, bearing interest at 16% for the first year and 18% during the second year, maturing May 10, 2013, collateralized by Digerati’s assets. (See details below)	186	186
Note payable to Thermo Credit, LLC., interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing August 2, 2012, collateralized by Digerati’s accounts receivable. Bearing an annual interest rate equivale	287	258
Note payable to MCI Partners, Inc. bearing no interest and no maturity date.	200	221
Total outstanding long-term debt	$1,522	$1,514
Current portion of long-term debt	(1,522)	(1,514)
Long-term debt, net of current portion	$-	$-

On October 12, 2010, three of the warrant holders exercised their put rights and as a result, Digerati made payments to the related warrant holders amounting to $75,000 that was charged to derivative liability and resulted in a remaining balance of $10,000 as of October 31, 2013. The Company cancelled the related warrants as a result of the payment made for the put rights.

On April 3, 2012, May 2, 2012, May 15, 2012 and June 21, 2012 Digerati entered into four Convertible Debentures totaling $75,000. The holders can convert the debentures into common stock at a rate of $3.45. Additionally, Digerati issued 13,100 warrants at an exercise price of $3.45 to the debenture holders. Digerati analyzed the debentures for derivative accounting consideration and determined that the warrants qualify as a derivative instrument, due to the exercise price adjustment provision. As of October 31, 2013, the derivative liability was valued at $0. Subsequent to the period end, on April 4, 2014, under the Reorganization Plan, the warrants issued under the convertible debentures were cancelled. Subsequent to the period end, on October 2, 2014, under the Reorganization Plan, the appointed trustee paid the principal balance outstanding to the debenture holders.

As of October 31, 2013, Digerati was in default of its notes with Vantage Bank Texas, National Association (formerly San Antonio National Bank) and Thermo Credit, LLC due to its failure to meet certain debt covenant ratios. The Company was able to obtain a waiver until July 31, 2012 from Vantage Bank for such defaults. On July 5, 2012, Vantage Bank filed a lawsuit in Bexar County, Texas against Digerati for failure to pay the remaining indebtedness. On November 29, 2012, Digerati reached an “agreed judgment” with Vantage Bank for $18,796. Subsequent to the period end, on October 2, 2014, under the Reorganization Plan, the appointed trustee paid the principal balance outstanding on the Vantage Bank promissory note.

On April 18, 2012, Digerati entered into a forbearance agreement with Thermo Credit, LLC, in which the lender agreed to temporarily forebear the defaults under the promissory note. Additionally during the year ended July 31, 2013, Digerati agreed to transfer its right to some equipment to Thermo Credit, LLC, and as a result the debt to Thermo Credit, LLC, was reduced by $121,000. Subsequent to the period end, on October 2, 2014, under the Reorganization Plan, the appointed trustee paid the principal balance outstanding on the promissory note.

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

NOTE 7 – STOCK-BASED COMPENSATION

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

As of October 31, 2013, Digerati had 126,300 outstanding options with a weighted average exercise price of $5.30, a weighted average remaining term of 3.45 years and an intrinsic value of zero. Subsequent to year end, on April 4, 2014 under the Reorganization Plan all outstanding options were cancelled.

Digerati recognized approximately $0 and $20,000 in stock based compensation expense to employees and consultants during the three months ended October 31, 2013 and 2012, respectively. Unamortized compensation cost totaled $0 and $132,000 at October 31, 2013 and October 31, 2012, respectively.

A summary of the options as of October 31, 2013 and July 31, 2013 and the changes during the periods are presented below:

		Weighted-average	Weighted-average
	Options	exercise price	remaining term (years)
Outstanding at July 31, 2013	126,300	5.30	3.7
Granted	-	-	-
Forfeited	-	-	-
Outstanding at October 31, 2013	126,300	5.30	3.45
Exercisable at October 31, 2013	126,300	5.30	3.45

The options at October 31, 2013 and July 31, 2013 have an intrinsic value of $0. As of April 4, 2014, all outstanding options were terminated pursuant to the Agreed Order and Reorganization Plan.

NOTE 8 – WARRANTS

A summary of the warrants as of October 31, 2013 and July 31, 2013 and the changes during periods are presented below:

		Weighted-	Weighted-average remaining
		average	contractual
	Warrants	exercise price	term (years)
Outstanding at July 31, 2013	120,600	4.60	3.60
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at October 31, 2013	120,600	4.60	3.35
Exercisable at October 31, 2013	120,600	4.60	3.35

As of October 31, 2013, Digerati had outstanding warrants totaling 120,600 with a weighted average exercise price of $4.60, a weighted average remaining term of 3.35 years and an intrinsic value of zero. On April 4, 2014 under the Agreed Order and Reorganization Plan all outstanding warrants were cancelled.

NOTE 9 – DERIVATIVE LIABILITIES

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of October 31, 2013:

	Amount	Level 1	Level 2		Level 3
Embedded conversion derivative liability	$-	$-		$-	$-
Warrant derivative liabilities	10,000	-			10,000
	$10,000	$-	$		$10,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2012	$94,000
Settlement of derivative liability due to conversion of debt	$(74,000)
Unrealized derivative gains included in other income (expense)	(10,000)
Balance at July 31, 2013	$10,000
Unrealized derivative gains included in other income (expense)	-
Balance at October 31, 2013	$10,000

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

NOTE 10 – SUBSEQUENT EVENTS

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, entered into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the $46,755 promissory note to October 31, 2015. The renewed note has an implied annual interest rate of 3%. On February 2, 2015, Shift8 Networks made a principal payment of $2,000.

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

NOTE 11 – SIGNIFICANT CUSTOMERS

During the three months ended October 31, 2013, the Company derived a significant amount of revenue from two customers, comprising 44% and 9% of the total revenue for the period, respectively, compared to two customers, comprising 19% and 16% of the total revenue for the three months ended October 31, 2012.

During the three months ended October 31, 2013, the Company derived a significant amount of accounts receivable from two customers, comprising 73%, and 12% of the total accounts receivable for the period, respectively, compared to two customers, comprising 24%, and 13% of the total accounts receivable for the three months ended October 31, 2012.

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three months ended October 31, 2013 and 2012. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013 filed with the Securities and Exchange Commission on July 30, 2014. For purposes of the following discussion, fiscal 2014 or 2014 refers to the year ended July 31, 2014 and fiscal 2013 or 2013 refers to the year ended July 31, 2013.

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

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three months ended October 31, 2013 and 2012. All dollar amounts are in thousands.

	Three months ended October 31,
	2013	2012	Variances	%
OPERATING REVENUES:
Global VoIP services	$54	$141	$(87)	-62%
Cloud-based hosted services	97	163	(66)	-40%

Total operating revenues	151	304	(153)	-50%

Cost of services (exclusive of depreciation and amortization, shown below)	122	209	(87)	-42%
GROSS MARGIN	29	95	(66)	-69%

Selling, general and administrative expense (exclusive of legal and professional fees)	236	166	70	42%
Legal and professional fees	524	6	518	8,633%
Depreciation and amortization expense	4	14	(10)	(71)%
OPERATING LOSS	(735)	(91)	(644)	708%

OTHER INCOME (EXPENSE):
Gain (loss) derivative instruments and disposal of fixed assets	(16)	88	(104)	-118%
Loss on debt extinguishment	-	(14)	14	-100%
Interest expense	(49)	(131)	82	-63%
Total other expense	(65)	(57)	(8)	14%

LOSS FROM CONTINUING OPERATIONS, BEFORE TAX	(800)	(148)	(652)	441%
INCOME TAX BENEFIT FROM DISCONTINUED OPERATIONS	819	-	819	100%
INCOME (LOSS) FROM CONTINUING OPERATIONS	19	(148)	167	113%
Discontinued operations:
Net income from discontinued operations, net of taxes	1,590	-	1,590	100%
NET INCOME FROM DISCONTINUED OPERATIONS	1,590	-	1,590	100%

NET INCOME (LOSS) ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$1,609	$(148)	$1,757	1,187%

Three Months ended October 31, 2013 Compared to Three Months ended October 31, 2012

Global VoIP Services. Global VoIP services revenue decreased by $87,000, or 62%, from the quarter ended October 31, 2012 to the quarter ended October 31, 2013. The decrease in revenue is attributed primarily to slowly dwindling Global VoIP services due in part to the constant price pressure in the market.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $66,000, or 40%, from the quarter ended October 31, 2012 to the quarter ended October 31, 2013. The decrease in revenue between periods is primarily attributed to the decrease in one key customer that generated significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $87,000, or 42%, from the quarter ended October 31, 2012 to the quarter ended October 31, 2013. The decrease in cost of services is a direct correlation to the decrease in total revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $70,000, or 42%, from the quarter ended October 31, 2012 to the quarter ended October 31, 2013. The increase is attributed to the administrative expenses incurred to manage the bankruptcy for the period.

Legal and professional fees. Legal and professional fees increased by $518,000, or 8,633%, from the quarter ended October 31, 2012 to the quarter ended October 31, 2013. The increase is attributable to the legal fees related to the voluntary petition pursuant to Chapter 11 of the U.S. Bankruptcy Code filed on May 30, 2013.

Depreciation and amortization. Depreciation and amortization decreased by $10,000, or 71%, from the quarter ended October 31, 2012 to the quarter ended October 31, 2013. The decrease is as a result of most of our fixed assets reaching their fully depreciated value.

Operating loss. The Company reported an operating loss of $735,000 for the three months ended October 31, 2013 compared to an operating loss of $91,000 for the three months end October 31, 2012. The increase in operating loss between periods is primarily attributed to the increase in SG&A of $70,000 and increase in legal and professional fees of $518,000.

Other income (expense). Other income (expense) increased by $8,000, or 14%, from the quarter ended October 31, 2012 to the quarter ended October 31, 2013. The primary reason for the increase in other income (expense) is attributed to the recognition of $16,000 in a loss from derivative instruments and disposal of fixed assets as compared to the prior quarter, where we recognized $88,000 in gain on derivative instruments and disposal of fixed assets.

Loss from continuing operations. Loss from continuing operations increased by $652,000 or 441%, from the three months ended October 31, 2012 to the three months ended October 31, 2013. The increase in net loss from continuing operations is primarily attributed to the increase in SG&A of $70,000, increase in legal and professional fees of $518,000 and decrease in gross margin between periods of $66,000.

Net income from discontinued operations, net of taxes. Net income from discontinued operations increased by $1,590,000 or 100%, from the quarter ended October 31, 2012 to the quarter ended October 31, 2013.

Net income (loss) attributed to Digerati Technologies, Inc. Net income attributed to Digerati Technologies, Inc. increased by $1,757,000 or 1,187%, from the quarter ended October 31, 2012 to the quarter ended October 31, 2013. The increase in the net income attributed to Digerati Technologies, Inc. is attributed to the increase in income from discontinued operations between periods.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $137,000 as of October 31, not including cash from discontinued operations. While a consolidated cash balance of $8,935,000 including cash from discontinued operations. Net cash provided by operating activities during the three months ended October 31, 2013 was approximately $5,529,000. Cash used in investing activities during the three months ended October 31, 2013 was approximately $1,851,000. We had cash used in financing activities of $1,286,000 pursuant to the issuance and payments of various promissory notes during the three months ended October 31, 2013. Overall, our net operating, investing and financing activities during the three months ended October 31, 2013 generated approximately $8,935,000 of cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations. Additionally, we were funding Digerati from available funds from two subsidiaries, which were subsequently sold during fiscal 2014.

Our current cash expenses are expected to be approximately $75,000 per month, including wages, rent, utilities and corporate professional fees primarily associated with finalization of our Reorganization Plan. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of October 31, 2013 our total liabilities were approximately $77,822,000. As mentioned in Note 3 to the Financial Statements, upon the sale of the shares of Dishon and Hurley and in accordance with the Reorganization Plan, the appointed trustee paid approximately $1,838,000 of unsecured claims and intents to pay approximately $1,700,000 in professional fees. In addition, the trustee paid approximately $41,500,000 in secured claims. There were no proceeds from the sale of Dishon and Hurley shares in excess of the unsecured claims, professional fees and secured claims.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated deficit in Stockholders’ Deficit of approximately $78,251,000, which raises substantial doubt about our ability to continue as a going concern.

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

As of October 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were not effective based on the COSO criteria. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by management in connection with the review of our financial statements as of October 31, 2013.

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

Item 1A.    Risk Factors.

None

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Related Party Transactions

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, entered into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the $46,755 promissory note to October 31, 2015. The renewed note has an implied annual interest rate of 3%. On February 2, 2015, Shift8 Networks made a principal payment of $2,000.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title
3.1	Second Amended and Restated Bylaws, effective as of January 13, 2015 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.1	Promissory note payable with Arthur L. Smith dated November 15, 2013 in the principal amount of $46,755 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on January 20, 2015 (File No. 001-15687)).
10.2	Promissory Note dated October 31, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.3	Promissory Note dated November 7, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.4	Promissory Note dated November 14, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.5	Promissory Note dated November 24, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.6	Promissory Note dated January 19, 2015 in the original principal amount of $310,000.00 plus interest at the rate of 7.0% per annum, payable in installments (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.7	Stock Purchase Agreement dated January 13, 2015, by and among Digerati Technologies, Inc. and Flagship Oil and Gas Corp. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.8	Form of stock award agreement under the Company's 2005 Stock Compensation Plan for grants to qualifying employees' 401K Retirement Accounts (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.9	Renewal and Extension Promissory Note payable with Arthur L. Smith dated January 31, 2015 in the principal amount of $46,755 plus interest at the rate of 3.0% per annum due October 31, 2015. (filed as Exhibit 10.9 to the Company's Current Report on Form 10-Q filed on February 20, 2015 (File No. 001-15687)).
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: April 8, 2015	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: April 8, 2015	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

