Form 10-Q
period 2014-01-31
Digerati Technologies, Inc.
filed 2015-05-05
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Number of Shares	Class Common Stock	As of
5,113,030	$0.001 par value	May 4, 2015

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2014

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 4	CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2014 AND AS OF JULY 31, 2013 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2014 AND 2013 (UNAUDITED)

PAGE 6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2014 AND 2013 (UNAUDITED)

PAGES 7-13	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	January 31,	July 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$136	$10
Accounts receivable, net of allowance for doubtful accounts of $54 and $54, respectively	9	13
Prepaid and other current assets	83	94
Assets held for sale	76,548	75,294
Total current assets	76,776	75,411

LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $84 and $76, respectively	66	74
Property and equipment, net	3	2
Total assets	$76,845	$75,487

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,011	$1,257
Accounts payable - related party	214	-
Accrued liabilities	363	372
Note payable - related party	47	-
10% Convertible debentures, net of unamortized discount of $0 and $56, respectively	50	19
Current portion of long term debt, net of unamortized discount of $0 and $0, respectively	1,375	1,514
Derivative liability	10	10
Liabilities held for sale	77,847	77,145
Total current liabilities	81,917	80,317

LONG-TERM LIABILITIES:
Customer deposits	138	138
Total long-term liabilities	138	138
Total liabilities	82,055	80,455

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 1,977,626 and 1,977,626
issued and outstanding, respectively	2	2
Additional paid in capital	75,161	75,161
Accumulated deficit	(80,374)	(80,132)
Other comprehensive income	1	1
Total stockholders' deficit	(5,210)	(4,968)
Total liabilities and stockholders' deficit	$76,845	$75,487

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
OPERATING REVENUES:
Global VoIP services	$37	$63	$130	$204
Cloud-based hosted services	59	148	117	311
Total operating revenues	96	211	247	515

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	93	134	215	343
Selling, general and administrative expense (exclusive of legal and professional fees)	143	259	379	425
Legal and professional fees	773	37	1,297	43
Depreciation and amortization expense	5	5	9	19
Total operating expenses	1,014	435	1,900	830

OPERATING LOSS	(918)	(224)	(1,653)	(315)

OTHER INCOME (EXPENSE):
Gain (loss) derivative instruments and disposal of fixed assets	(40)	214	(56)	270
Gain (loss) on debt extinguishment	246	-	246	18
Interest expense	(32)	(86)	(81)	(217)
Total other income (expense)	174	128	109	71

NET LOSS FROM CONTINUING OPERATIONS, BEFORE TAX	(744)	(96)	(1,544)	(244)

INCOME TAX BENEFIT (EXPENSE) FROM DISCONTINUED OPERATIONS	(376)	937	443	937
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,120)	841	(1,101)	693
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	(731)	1,819	859	1,819
NET INCOME (LOSS) ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$(1,851)	$2,660	$(242)	$2,512

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
From continuing operations	$(0.57)	$0.47	$(0.56)	$0.46
From discontinued operations	$(0.37)	$0.96	$0.43	$1.21
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC. SHAREHOLDERS	$(0.94)	$1.43	$(0.12)	$1.68

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,977,626	1,862,717	1,977,626	1,499,125

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended January 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(242)	$2,512
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Gain) loss on debt extinguishment	(163)	(18)
(Gain) loss on derivative instruments and disposal of fixed assets	31	(270)
Depreciation, amortization and accretion	3,966	1,027
Impairment of goodwill	1,741	-
Bad debt	-	588
Amortization of debt discount	-	33
Issuance of stock grants and options for services	-	77
Issuance of warrants for services	-	3
Changes in operating assets and liabilities:
Accounts receivable	81	71
Prepaid expenses and other current assets	159	(2,446)
Accounts payable	1,721	(367)
Accrued liabilities	(173)	(1,584)
Customer deposits	-	12
Net cash provided by (used in) operating activities	7,121	(362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Dishon and Hurley	-	5,969
Purchase of property & equipment	(6,646)	(2,952)
Net cash (used in) provided by investing activities	(6,646)	3,017

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(2,479)	(824)
Proceeds from notes payable	2,661	3,979
Net cash provided by financing activities	182	3,155

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	657	5,810
CASH AND CASH EQUIVALENTS, beginning of period	6,543	2

CASH AND CASH EQUIVALENTS, end of period	$7,200	$5,812

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$195

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for debt	$-	$81

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

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

Taxes

The effective tax rate was 20% and 36% for the three months and six months ended January 31, 2014, respectively, from an effective tax rate of 0% for the three and six months ended January 31, 2013 due to the estimated income tax benefit from discontinued operations.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s unaudited interim consolidated financial statements for the period ended January 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $80,374,000 and a working capital deficit of approximately $5,141,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s unaudited interim consolidated financial statements as of January 31, 2014 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

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

NOTE 4 – DISCONTINUED OPERATIONS

The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, Presentation of Financial Statements–Discontinued Operations to the operations of Dishon and Hurley, two well established oil field services operating entities acquired on November 26, 2012.

In aggregate, discontinued operations include net sales of $29.41 million and net income, net of tax of $859,000 during the six months ended January 31, 2014. Assets and liabilities held for sale as of January 31, 2014 related to the discontinued operations include total assets of $76.55 million and total liabilities of $77.85 million. Liabilities included $60 million in notes payable to the former owners of Dishon and Hurley as described below.

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

Assets and liabilities of discontinued operations as of January 31, 2014 and July 31, 2013 were as follows (in thousands):

	January 31, 2014	July 31, 2013
Cash and cash equivalents	$7,064	$6,533
Accounts receivable	14,415	14,491
Other assets	7,070	4,568
Property and equipment	26,882	26,709
Goodwill	3,858	3,858
Land	2,950	2,950
Permit – waste disposal, net	13,238	15,114
Permit – sludge service	1,071	1,071
Total net assets	$76,548	$75,294

Accounts payable	3,215	2,530
Accrued expenses	6,470	6,681
Notes payable	68,162	67,934
Total liabilities	77,847	77,145
Net assets (liabilities) held for sale	$(1,299)	$(1,851)

Net income from discontinued operations for the six months ended January 31, 2014 and 2013 were as follows (in thousands):

	January 31, 2014	January 31, 2013
Revenues	$29,413	$11,376
Cost of goods sold	17,222	4,891
Gross profit	12,191	6,485
Selling and administrative expenses	5,229	2,425
Depreciation and amortization	4,763	1,008
Other income (expense)	(897)	(296)
Net income (loss) from discontinued operations	1,302	2,756
Income tax (benefit) expense from discontinued Operations	(443)	(937)
Net income (loss) from discontinued operations, net of tax	$859	$1,819

NOTE 5 – NOTES PAYABLE

At January 31, 2014 and July 31, 2013, outstanding debt consisted of the following: (In thousands)

	January 31,	July 31,
	2014	2013
Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured. (See details below)	$560	$560
Note payable to Vantage Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing December 29, 2011, collateralized by Digerati’s assets. (See details below)	13	13
Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati’s assets. (See details below)	122	122
Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by Digerati’s assets. (See details below)	154	154
Note payable to ATVF II payable in monthly installments, bearing interest at 16% for the first year and 18% during the second year, maturing May 10, 2013, collateralized by Digerati’s assets. (See details below)	186	186
Note payable to Thermo Credit, LLC., interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing August 2, 2012, collateralized by Digerati’s accounts receivable. Bearing an annual interest rate equivale	318	258
Note payable to MCI Partners, Inc. bearing no interest and no maturity date.	22	221
Total outstanding long-term debt	$1,375	$1,514
Current portion of long-term debt	(1,375)	(1,514)
Long-term debt, net of current portion	$-	$-

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

As of January 31, 2014, Digerati was in default of its notes with Vantage Bank Texas, National Association (formerly San Antonio National Bank) and Thermo Credit, LLC due to its failure to meet certain debt covenant ratios. The Company was able to obtain a waiver until July 31, 2012 from Vantage Bank for such defaults. On July 5, 2012, Vantage Bank filed a lawsuit in Bexar County, Texas against Digerati for failure to pay the remaining indebtedness. On November 29, 2012, Digerati reached an “agreed judgment” with Vantage Bank for $18,796. Subsequent to the period end, on October 2, 2014, under the Reorganization Plan, the appointed trustee paid the principal balance outstanding on the Vantage Bank promissory note.

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

The promissory note for $20,000 payable to Recap Marketing & Consulting LLP maturing October 1, 2010 was exchanged for 1,000 shares of Digerati Series A Preferred Stock during fiscal 2013. Pursuant to the Reorganization Plan confirmed on April 4, 2014, all shares of the Series A Preferred Stock were cancelled and deemed void ab initio. The $20,000 promissory note is not an Allowed Claim as defined in the Reorganization Plan.

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

As of January 31, 2014, Digerati had 126,300 outstanding options with a weighted average exercise price of $5.30, a weighted average remaining term of 3.15 years and an intrinsic value of zero. Subsequent to year end, on April 4, 2014 under the Reorganization Plan all outstanding options were cancelled.

Digerati recognized approximately $0 and $77,000 in stock based compensation expense to employees and consultants during the six months ended January 31, 2014 and 2013, respectively. Unamortized compensation cost totaled $0 at January 31, 2014 and January 31, 2013.

A summary of the options as of January 31, 2014 and July 31, 2013 and the changes during the periods are presented below:

		Weighted-average exercise	Weighted-average remaining term
	Options	price	(years)
Outstanding at July 31, 2013	126,300	5.30	3.7
Granted	-	-	-
Forfeited	-	-	-
Outstanding at January 31, 2014	126,300	5.30	3.15
Exercisable at January 31, 2014	126,300	5.30	3.15

The options at January 31, 2014 and July 31, 2013 have an intrinsic value of $0. As of April 4, 2014, all outstanding options were terminated pursuant to the Agreed Order and Reorganization Plan.

NOTE 7 – WARRANTS

A summary of the warrants as of January 31, 2014 and July 31, 2013 and the changes during periods are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)
Outstanding at July 31, 2013	120,600	4.60	3.60
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at January 31, 2014	120,600	4.60	3.05
Exercisable at January 31, 2014	120,600	4.60	3.05

As of January 31, 2014, Digerati had outstanding warrants totaling 120,600 with a weighted average exercise price of $4.60, a weighted average remaining term of 3.05 years and an intrinsic value of zero. On April 4, 2014 under the Agreed Order and Reorganization Plan all outstanding warrants were cancelled.

NOTE 8 – DERIVATIVE LIABILITIES

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of January 31, 2014:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$-	$-	$-	$-
Warrant derivative liabilities	10,000	-	-	10,000
	$10,000	$-	$-	$10,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2012	$94,000
Settlement of derivative liability due to conversion of debt	$(74,000)
Unrealized derivative gains included in other income (expense)	(10,000)
Balance at July 31, 2013	$10,000
Unrealized derivative gains included in other income (expense)	-
Balance at January 31, 2014	$10,000

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

NOTE 9 – SUBSEQUENT EVENTS

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

NOTE 10 – SIGNIFICANT CUSTOMERS

During the six months ended January 31, 2014, the Company derived a significant amount of revenue from two customers, comprising 29% and 9% of the total revenue for the period, respectively, compared to two customers, comprising 16% and 12% of the total revenue for the six months ended January 31, 2013.

During the six months ended January 31, 2014, the Company derived a significant amount of accounts receivable from one customer, comprising 93% of the total accounts receivable for the period, compared to three customers, comprising 16%, 12%, and 11% of the total accounts receivable for the six months ended January 31, 2013, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, converted accounts payable into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the $46,755 promissory note to October 31, 2015. The renewed note has an implied annual interest rate of 3%. On February 2, 2015, Shift8 Networks made a principal payment of $2,000.

As of period end there is approximately $214,000 accounts payable to related parties.

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three and six months ended January 31, 2014 and 2013. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013 filed with the Securities and Exchange Commission on July 30, 2014. For purposes of the following discussion, fiscal 2014 or 2014 refers to the year ended July 31, 2014 and fiscal 2013 or 2013 refers to the year ended July 31, 2013.

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

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three and six months ended January 31, 2014 and 2013. All dollar amounts are in thousands.

	Three months ended January 31,				Six months ended January 31,
	2014	2013	Variances	%	2014	2013	Variances	%
OPERATING REVENUES:
Global VoIP services	$37	$63	$(26)	-41%	$130	$204	$(74)	-36%
Cloud-based hosted services	59	148	(89)	-60%	117	311	(194)	-62%
Total operating revenues	96	211	(115)	-55%	247	515	(268)	-52%
Cost of services (exclusive of depreciation and amortization, shown below)	93	134	(41)	-31%	215	343	(128)	-37%
GROSS MARGIN	3	77	(74)	-96%	32	172	(140)	-81%
Selling, general and administrative expense (exclusive of legal and professional fees)	143	259	(116)	-45%	379	425	(46)	-11%
Legal and professional fees	773	37	736	1989%	1,297	43	1,254	2916%
Depreciation and amortization expense	5	5	-	0%	9	19	(10)	-53%
OPERATING LOSS	(918)	(224)	(694)	310%	(1,653)	(315)	(1,338)	425%
OTHER INCOME (EXPENSE):
Gain (loss) derivative instruments and disposal of fixed assets	(40)	214	(254)	-119%	(56)	270	(326)	-121%
Gain (loss) on debt extinguishment	246	-	246	100%	246	18	228	1267%
Interest expense	(32)	(86)	54	63%	(81)	(217)	136	-63%
Total other income (expense)	174	128	46	36%	109	71	38	54%
NET LOSS FROM CONTINUING OPERATIONS, BEFORE TAX	$(744)	$(96)	$(648)	675%	$(1,544)	$(244)	$(1,300)	533%
INCOME TAX BENEFIT (EXPENSE) FROM
DISCONTINUED OPERATIONS	(376)	937	(1,313)	-140%	443	937	(494)	-53%
INCOME (LOSS) FROM CONTINUING
OPERATIONS	(1,120)	841	(1,961)	-233%	(1,101)	693	(1,794)	259%
NET INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, NET OF TAXES	(731)	1,819	(2,550)	-140%	859	1,819	(960)	-53%
NET INCOME (LOSS) ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$(1,851)	$2,660	$(4,511)	-170%	$(242)	$2,512	$(2,754)	-110%

Three Months ended January 31, 2014 Compared to Three Months ended January 31, 2013

Global VoIP Services. Global VoIP services revenue decreased by $26,000, or 41%, from the quarter ended January 31, 2013 to the quarter ended January 31, 2014. The decrease in revenue is attributed primarily to slowly dwindling Global VoIP services due in part to the constant price pressure in the market.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $89,000, or 60%, from the quarter ended January 31, 2013 to the quarter ended January 31, 2014. The decrease in revenue between periods is primarily attributed to the decrease in one key customer that generated significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $41,000, or 31%, from the quarter ended January 31, 2013 to the quarter ended January 31, 2014. The decrease in cost of services is a direct correlation to the decrease in total revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $116,000, or 45%, from the quarter ended January 31, 2013 to the quarter ended January 31, 2014. The decrease is attributed to adjustments related to salaries and wages forgiven as part of a settlement agreement under the Chapter 11 Plan of Reorganization.

Legal and professional fees. Legal and professional fees increased by $736,000, or 1,989%, from the quarter ended January 31, 2013 to the quarter ended January 31, 2014. The increase is attributable to the legal fees related to the voluntary petition pursuant to Chapter 11 of the U.S. Bankruptcy Code filed on May 30, 2013.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $918,000 for the three months ended January 31, 2014 compared to an operating loss of $224,000 for the three months end January 31, 2013. The increase in operating loss between periods is primarily attributed to the increase in legal and professional fees of $736,000.

Other income (expense). Other income (expense) increased by $46,000, or 36%, from the quarter ended January 31, 2013 to the quarter ended January 31, 2014. The primary reason for the increase in other income (expense) is attributed to the recognition of $246,000 in a gain from debt extinguishment associated to certain debt forgiven as part of the Chapter 11 Plan of Reorganization

Net loss from continuing operations, before tax. Net loss from continuing operations, before tax increased by $648,000 or 675%, from the three months ended January 31, 2013 to the three months ended January 31, 2014. The increase in net loss from continuing operations, before tax is primarily attributed to the increase in legal and professional fees of $736,000 and the decrease in gross margin between periods of $74,000.

Income tax benefit (expense) from discontinued operations. Income tax benefit (expense) from discontinued operations decreased by $1,313,000 or 140%, from the quarter ended January 31, 2013 to the quarter ended January 31, 2014.

Net income (loss) from discontinued operations, net of taxes. Net income (loss) from discontinued operations, net of taxes increased by $2,550,000 or 140%, from the quarter ended January 31, 2013 to the quarter ended January 31, 2014.

Net income (loss) attributed to Digerati Technologies, Inc. Net income (loss) attributed to Digerati Technologies, Inc. increased by $4,511,000 or 170%, from the quarter ended January 31, 2013 to the quarter ended January 31, 2014. The increase in net (loss) attributed to Digerati Technologies, Inc. is attributed to the increase in (loss) from discontinued operations between periods.

Six Months ended January 31, 2014 Compared to Six Months ended January 31, 2013

Global VoIP Services. Global VoIP services revenue decreased by $74,000, or 36%, from the six months ended January 31, 2013 to the six months ended January 31, 2014. The decrease in revenue is attributed primarily to slowly dwindling Global VoIP services due in part to the constant price pressure in the market.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $194,000, or 62%, from the six months ended January 31, 2013 to the six months ended January 31, 2014. The decrease in revenue between periods is primarily attributed to the decrease in one key customer that generated significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $128,000, or 37%, from the six months ended January 31, 2013 to the six months ended January 31, 2014. The decrease in cost of services is a direct correlation to the decrease in total revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $46,000, or 11%, from the six months ended January 31, 2013 to the six months ended January 31, 2014. The decrease is attributed to adjustments related to salaries and wages forgiven as part of a settlement agreement under the Chapter 11 Plan of Reorganization.

Legal and professional fees. Legal and professional fees increased by $1,254,000, or 2,916%, from the six months ended January 31, 2013 to the six months ended January 31, 2014. The increase is attributable to the legal fees related to the voluntary petition pursuant to Chapter 11 of the U.S. Bankruptcy Code filed on May 30, 2013.

Depreciation and amortization. Depreciation and amortization decreased by $10,000, or 53%, from the six months ended January 31, 2013 to the six months ended January 31, 2014. The decrease is due to most of our fixed assets reaching their fully depreciated value.

Operating loss. The Company reported an operating loss of $1,653,000 for the six months ended January 31, 2014 compared to an operating loss of $315,000 for the six months end January 31, 2013. The increase in operating loss between periods is primarily attributed to the increase in legal and professional fees of $1,254,000 and decrease in gross margin between periods of $140,000.

Other income (expense). Other income (expense) increased by $38,000, or 54%, from the six months ended January 31, 2013 to the six months ended January 31, 2014. The primary reason for the increase in other income (expense) is attributed to the recognition of $246,000 in a gain from debt extinguishment associated to certain debt forgiven as part of the Chapter 11 Plan of Reorganization.

Net loss from continuing operations, before tax. Net loss from continuing operations, before tax increased by $1,300,000 or 533%, from the six months ended January 31, 2013 to the six months ended January 31, 2014. The increase in net loss from continuing operations, before tax is primarily attributed to the increase in legal and professional fees of $1,254,000 and decrease in gross margin between periods of $140,000.

Income tax benefit from discontinued operations. Income tax benefit from discontinued operations decreased by $494,000 or 53%, from the six months ended January 31, 2013 to the six months ended January 31, 2014.

Net income (loss) from discontinued operations, net of taxes. Net income (loss) from discontinued operations, net of taxes decreased by $960,000 or 53%, from the six months ended January 31, 2013 to the six months ended January 31, 2014.

Net income (loss) attributed to Digerati Technologies, Inc. Net income (loss) attributed to Digerati Technologies, Inc. decreased by $2,754,000 or 110%, from the six months ended January 31, 2013 to the six months ended January 31, 2014. The decrease in net income attributed to Digerati Technologies, Inc. is due to the decrease in net income from discontinued operations between periods.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $136,000 as of January 31, 2014 not including cash from discontinued operations. While a consolidated cash balance of $7,200,000 including cash from discontinued operations. Net cash provided by operating activities during the six months ended January 31, 2014 was approximately $7,121,000. Cash used in investing activities during the six months ended January 31, 2014 was approximately $6,646,000. We had cash provided by financing activities of $182,000 pursuant to the issuance and payments of various promissory notes during the six months ended January 31, 2014. Overall, our net operating, investing and financing activities during the six months ended January 31, 2014 generated approximately $657,000 of cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations. Additionally, we were funding Digerati from available funds from two subsidiaries, which were subsequently sold during fiscal 2014.

Our current cash expenses are expected to be approximately $75,000 per month, including wages, rent, utilities and corporate professional fees primarily associated with finalization of our Reorganization Plan. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of January 31, 2014 our total liabilities were approximately $82,055,000. As mentioned in Note 3 to the Financial Statements, upon the sale of the shares of Dishon and Hurley and in accordance with the Reorganization Plan, the appointed trustee paid approximately $1,838,000 of unsecured claims and intents to pay approximately $1,700,000 in professional fees. In addition, the trustee paid approximately $41,500,000 in secured claims. There were no proceeds from the sale of Dishon and Hurley shares in excess of the unsecured claims, professional fees and secured claims.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated deficit in Stockholders’ Deficit of approximately $80,374,000, which raises substantial doubt about our ability to continue as a going concern.

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

As of January 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were not effective based on the COSO criteria. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by management in connection with the review of our financial statements as of January 31, 2014.

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

Related Party Transactions

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, converted accounts payable into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the $46,755 promissory note to October 31, 2015. The renewed note has an implied annual interest rate of 3%. On February 2, 2015, Shift8 Networks made a principal payment of $2,000.

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

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: May 5, 2015	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 5, 2015	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

