Form 10-Q
period 2014-04-30
Digerati Technologies, Inc.
filed 2015-05-22
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Number of Shares	Class Common Stock	As of
5,113,030	$0.001 par value	May 20, 2015

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2014

2

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 4	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2014 AND AS OF JULY 31, 2013 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2014 AND 2013 (UNAUDITED)

PAGE 6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2014 AND 2013 (UNAUDITED)

PAGES 7-14	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	April 30,	July 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117	$10
Accounts receivable, net of allowance for doubtful accounts of $54 and $54, respectively	9	13
Prepaid and other current assets	71	94
Assets held for sale	79,100	75,294
Total current assets	79,297	75,411

LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $88 and $76, respectively	62	74
Property and equipment, net	2	2
Total assets	$79,361	$75,487

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,440	$1,257
Accounts payable - related party	337	-
Accrued liabilities	343	372
10% Convertible debentures, net of unamortized discount of $0 and $56, respectively	50	19
Current portion of long term debt, net of unamortized discount of $0 and $0, respectively	1,392	1,514
Derivative liability	10	10
Liabilities held for sale	78,670	77,145
Total current liabilities	83,242	80,317

LONG-TERM LIABILITIES:
Customer deposits	138	138
Total long-term liabilities	138	138

Total liabilities	83,380	80,455

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 1,977,626 and 1,977,626 issued and outstanding, respectively	2	2
Additional paid in capital	75,161	75,161
Accumulated deficit	(79,183)	(80,132)
Other comprehensive income	1	1
Total stockholders' deficit	(4,019)	(4,968)
Total liabilities and stockholders' deficit	$79,361	$75,487

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Global VoIP services	$18	$48	$148	$252
Cloud-based hosted services	54	154	171	465
Total operating revenues	72	202	319	717

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	72	151	287	494
Selling, general and administrative expense (exclusive of legal and professional fees)	212	111	591	536
Legal and professional fees	727	10	2,024	53
Depreciation and amortization expense	4	5	13	24
Total operating expenses	1,015	277	2,915	1,107

OPERATING LOSS	(943)	(75)	(2,596)	(390)

OTHER INCOME (EXPENSE):
Gain (loss) derivative instruments and disposal of fixed assets	-	-	(56)	270
Gain (loss) on debt extinguishment	16	-	262	18
Interest expense	(19)	(86)	(100)	(303)
Total other income (expense)	(3)	(86)	106	(15)

NET LOSS FROM CONTINUING OPERATIONS, BEFORE TAX	(946)	(161)	(2,490)	(405)

INCOME TAX BENEFIT FROM DISCONTINUED OPERATIONS	726	1,292	1,169	2,229
INCOME (LOSS) FROM CONTINUING OPERATIONS	(220)	1,131	(1,321)	1,824
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	1,411	2,507	2,270	4,326
NET INCOME ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$1,191	$3,638	$949	$6,150

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
From continuing operations	$(0.11)	$0.57	$(0.67)	$1.10
From discontinued operations	$0.71	$1.27	$1.15	$2.61
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC. SHAREHOLDERS	$0.60	$1.84	$0.48	$3.71

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,977,626	1,977,626	1,977,626	1,655,005

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended April 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$949	$6,150
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss on debt extinguishment	(163)	(18)
(Gain) loss on derivative instruments and disposal of fixed assets	31	(270)
Depreciation, amortization and accretion	7,686	3,166
Bad debt	-	588
Amortization of debt discount	-	36
Issuance of stock grants and options for services	-	78
Issuance of warrants for services	-	3
Changes in operating assets and liabilities:
Accounts receivable	32	630
Related party receivables	-	(3,596)
Prepaid expenses and other current assets	59	713
Accounts payable	2,211	(1,282)
Accrued liabilities	(295)	(2,023)
Customer deposits	-	24
Net cash provided by operating activities	10,510	4,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Dishon and Hurley	-	5,969
Purchases of property & equipment	(10,230)	(6,312)
Net cash used in investing activities	(10,230)	(343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(3,016)	(1,796)
Proceeds from notes payable	4,157	5,602
Net cash provided by financing activities	1,141	3,806

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,421	7,662
CASH AND CASH EQUIVALENTS, beginning of period	6,543	2

CASH AND CASH EQUIVALENTS, end of period	$7,964	$7,664

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$215

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Accrued interest added to debt principal	$-	$-
Property and equipment exchanged for debt	$-	$-
Common stock issued for debt	$-	$81

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

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

Taxes

The effective tax rate was 77% and 47% for the three months and nine months ended April 30, 2014, respectively, from an effective tax rate of 0% for the three and nine months ended April 30, 2013 due to the estimated income tax benefit from discontinued operations.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s unaudited interim consolidated financial statements for the period ended April 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $79,183,000 and a working capital deficit of approximately $3,945,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s unaudited interim consolidated financial statements as of April 30, 2014 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

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

In aggregate, discontinued operations include net sales of $44.14 million and net income, net of tax of $2,270,000 during the nine months ended April 30, 2014. Assets and liabilities held for sale as of April 30, 2014 related to the discontinued operations include total assets of $79.10 million and total liabilities of $78.67 million. Liabilities included $60 million in notes payable to the former owners of Dishon and Hurley as described below.

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

As a result of the assets and liabilities being classified as held for sale, and based on the final sales prices for Dishon and Hurley, an impairment of $5,885,000 was recorded on the Hurley goodwill on July 31, 2013.

Assets and liabilities of discontinued operations as of April 30, 2014 and July 31, 2013 were as follows (in thousands):

	April 30, 2014	July 31, 2013
Cash and cash equivalents	$7,847	$6,533
Accounts receivable	14,464	14,491
Other assets	7,182	4,568
Property and equipment	28,083	26,709
Goodwill	3,858	3,858
Land	3,851	2,950
Permit – waste disposal, net	12,744	15,114
Permit – sludge service	1,071	1,071
Total net assets held for sale	$79,100	$75,294

Accounts payable	3,188	2,530
Accrued expenses	6,361	6,681
Notes payable	69,121	67,934
Total liabilities held for sale	78,670	77,145
Net assets (liabilities) held for sale	$430	$(1,851)

Net income from discontinued operations for the nine months ended April 30, 2014 and 2013 were as follows (in thousands):

	April 30, 2014	April 30, 2013
Revenues	$44,136	$27,760
Cost of goods sold	22,885	12,647
Gross profit	21,251	15,113
Selling and administrative expenses	(10,141)	(5,061)
Depreciation and amortization	(6,737)	(3,142)
Other income (expense)	(934)	(355)
Net income (loss) from discontinued operations	3,439	6,555
Income Tax (benefit) expense from discontinued Operations	(1,169)	(2,229)
Net income (loss) from discontinued operations, net of tax	$2,270	$4,326

NOTE 5 – NOTES PAYABLE

At April 30, 2014 and July 31, 2013, outstanding debt consisted of the following: (In thousands)

Outstanding debt consisted of the following:	April 30, 2014	July 31, 2013
Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured. (See details below)	$560	$560
Note payable to Vantage Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing December 29, 2011, collateralized by Digerati’s assets. (See details below)	13	13
Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati’s assets. (See details below)	122	122
Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by Digerati’s assets. (See details below)	154	154
Note payable to ATVF II payable in monthly installments, bearing interest at 16% for the first year and 18% during the second year, maturing May 10, 2013, collateralized by Digerati’s assets. (See details below)	186	186
Note payable to Thermo Credit, LLC., interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing August 2, 2012, collateralized by Digerati’s accounts receivable. Bearing an annual interest rate equivalent to the lesser of the maximum rate and the greater of the prime rate plus 8.25% or 11.5%, a commitment fee of 2% and weekly monitoring fee of .05%. Digerati is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, for the 12-month period, of not less than 1.0 as of the last day of each quarter and 2) A consolidated operating income, for the 12-month period, of not less than zero as of the last day of each fiscal year. (See details below)	335	258
Note payable to MCI Partners, Inc. bearing no interest and no maturity date.	22	221
Total outstanding long-term debt	$1,392	1,514
Current portion of long-term debt	(1,392)	(1,514)
Long-term debt, net of current portion	$-	$-

On October 12, 2010, three of the warrant holders exercised their put rights and as a result, Digerati made payments to the related warrant holders amounting to $75,000 that was charged to derivative liability and resulted in a remaining balance of $10,000 as of April 30, 2014. The Company cancelled the related warrants as a result of the payment made for the put rights.

On April 3, 2012, May 2, 2012, May 15, 2012 and June 21, 2012 Digerati entered into four Convertible Debentures totaling $75,000. The holders can convert the debentures into common stock at a rate of $3.45. Additionally, Digerati issued 13,100 warrants at an exercise price of $3.45 to the debenture holders. Digerati analyzed the debentures for derivative accounting consideration and determined that the warrants qualify as a derivative instrument, due to the exercise price adjustment provision. As of April 30, 2014, the derivative liability was valued at $0. On April 4, 2014, under the Reorganization Plan, the warrants issued under the convertible debentures were cancelled. Subsequent to the period end, on October 2, 2014, under the Reorganization Plan, the appointed trustee paid the principal balance outstanding to the debenture holders.

As of April 30, 2014, Digerati was in default of its notes with Vantage Bank Texas, National Association (formerly San Antonio National Bank) and Thermo Credit, LLC due to its failure to meet certain debt covenant ratios. The Company was able to obtain a waiver until July 31, 2012 from Vantage Bank for such defaults. On July 5, 2012, Vantage Bank filed a lawsuit in Bexar County, Texas against Digerati for failure to pay the remaining indebtedness. On November 29, 2012, Digerati reached an “agreed judgment” with Vantage Bank for $18,796. On October 2, 2014, under the Reorganization Plan, the appointed trustee paid the principal balance outstanding on the Vantage Bank promissory note.

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

As of April 30, 2014, Digerati did not have any outstanding options. On April 4, 2014 under the Reorganization Plan all outstanding options were cancelled.

Digerati recognized approximately $0 and $78,000 in stock based compensation expense to employees and consultants during the nine months ended April 30, 2014 and 2013, respectively. Unamortized compensation cost totaled $0 at April 30, 2014 and April 30, 2013.

A summary of the options as of April 30, 2014 and July 31, 2013 and the changes during the periods are presented below:

		Weighted- average	Weighted- average remaining
	Options	exercise price	term (years)
Outstanding at July 31, 2013	126,300	$5.30	3.70
Granted	-	-	-
Cancelled	126,300	5.30	2.90
Outstanding at April 30, 2014	-	$-	-
Exercisable at April 30, 2014	-	$-	-

NOTE 7 – WARRANTS

A summary of the warrants as of April 30, 2014 and July 31, 2013 and the changes during periods are presented below:

Weighted- average
		Weighted- average	remaining contractual
	Warrants	exercise price	term (years)
Outstanding at July 31, 2013	120,600	$4.60	3.60
Granted	-	-	-
Exercised	-	-	-
Cancelled	120,600	4.60	2.80
Outstanding at April 30, 2014	-	$-	-
Exercisable at April 30, 2014	-	$-	-

As of April 30, 2014, Digerati did not have any outstanding warrants. On April 4, 2014 under the Agreed Order and Reorganization Plan all outstanding warrants were cancelled.

NOTE 8 – DERIVATIVE LIABILITIES

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of April 30, 2014:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$-	$-	$-	$-
Warrant derivative liabilities	10,000	-	-	10,000
	$10,000	$-	$-	$10,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2012	$94,000
Settlement of derivative liability due to conversion of debt	$(74,000)
Unrealized derivative gains included in other income (expense)	(10,000)
Balance at July 31, 2013	$10,000
Unrealized derivative gains included in other income (expense)	-
Balance at April 30, 2014	$10,000

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

On October 2, 2014 the Grantor Trust paid approximately $1,838,000 of unsecured claims in accordance to the Chapter 11 Plan of Reorganization.

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

NOTE 10 – SIGNIFICANT CUSTOMERS

During the nine months ended April 30, 2014, the Company derived a significant amount of revenue from two customers, comprising 22% and 11% of the total revenue for the period, respectively, compared to two customers, comprising 18% and 13% of the total revenue for the nine months ended April 30, 2013.

During the nine months ended April 30, 2014, the Company derived a significant amount of accounts receivable from one customer, comprising 92% of the total accounts receivable for the period, compared to two customers, comprising 19%, and 12% of the total accounts receivable for the nine months ended April 30, 2013, respectively.

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

As of period end there is approximately $337,000 accounts payable to related parties.

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three and nine months ended April 30, 2014 and 2013. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013 filed with the Securities and Exchange Commission on July 30, 2014. For purposes of the following discussion, fiscal 2014 or 2014 refers to the year ended July 31, 2014 and fiscal 2013 or 2013 refers to the year ended July 31, 2013.

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

Results of Operations

The following table sets forth certain items included in our results of operations and variances between periods for the three and nine months ended April 30, 2014 and 2013. All dollar amounts are in thousands.

	Three months ended April 30,				Nine months ended April 30,
	2014	2013	Variances	%	2014	2013	Variances	%
OPERATING REVENUES:
Global VoIP services	$18	$48	$(30)	-63%	$148	$252	$(104)	-41%
Cloud-based hosted services	54	154	(100)	-65%	171	465	(294)	-63%

Total operating revenues	72	202	(130)	-64%	319	717	(398)	-56%

Cost of services (exclusive of depreciation and amortization, shown below)	72	151	(79)	-52%	287	494	(207)	-42%
GROSS MARGIN	-	51	(51)	-100%	32	223	(191)	-86%
Selling, general and administrative expense (exclusive of legal and professional fees)	212	111	101	91%	591	536	55	10%
Legal and professional fees	727	10	717	7170%	2,024	53	1,971	3719%
Depreciation and amortization expense	4	5	(1)	-20%	13	24	(11)	-46%
OPERATING LOSS	(943)	(75)	(868)	1157%	(2,596)	(390)	(2,206)	566%

OTHER INCOME (EXPENSE):
Gain (loss) derivative instruments and disposal of fixed assets	-	-	-	-	(56)	270	(326)	-121%
Gain (loss) on debt extinguishment	16	-	16	100%	262	18	244	1356%
Interest expense	(19)	(86)	67	-78%	(100)	(303)	203	-67%
Total other income (expense)	(3)	(86)	83	-97%	106	(15)	121	-807%

NET LOSS FROM CONTINUING OPERATIONS, BEFORE TAX	$(946)	$(161)	$(785)	488%	$(2,490)	$(405)	$(2,085)	515%

INCOME TAX BENEFIT FROM DISCONTINUED OPERATIONS	726	1,292	(566)	-44%	1,169	2,229	(1,061)	-48%

INCOME (LOSS) FROM CONTINUING OPERATIONS	(220)	1,131	(1,351)	-119%	(1,321)	1,824	(3,145)	-172%

NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	1,411	2,507	(1,096)	-44%	2,270	4,326	(2,056)	-48%

NET INCOME (LOSS) ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$1,191	$3,638	$(2,447)	-67%	$949	$6,150	$(5,201)	-85%

Three Months ended April 30, 2014 Compared to Three Months ended April 30, 2013

Global VoIP Services. Global VoIP services revenue decreased by $30,000, or 63%, from the quarter ended April 30, 2013 to the quarter ended April 30, 2014. The decrease in revenue is attributed primarily to slowly dwindling Global VoIP services due in part to the constant price pressure in the market.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $100,000, or 65%, from the quarter ended April 30, 2013 to the quarter ended April 30, 2014. The decrease in revenue between periods is primarily attributed to the decrease in one key customer that generated significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $79,000, or 52%, from the quarter ended April 30, 2013 to the quarter ended April 30, 2014. The decrease in cost of services is a direct correlation to the decrease in total revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $101,000, or 91%, from the quarter ended April 30, 2013 to the quarter ended April 30, 2014. The increase is attributed to administrative expenses required to manage the Chapter 11 Plan of Reorganization.

Legal and professional fees. Legal and professional fees increased by $717,000, or 7,170%, from the quarter ended April 30, 2013 to the quarter ended April 30, 2014. The increase is attributable to the legal fees related to the voluntary petition pursuant to Chapter 11 of the U.S. Bankruptcy Code filed on May 30, 2013.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $943,000 for the three months ended April 30, 2014 compared to an operating loss of $75,000 for the three months end April 30, 2013. The increase in operating loss between periods is primarily attributed to the increase in legal and professional fees of $717,000.

Other income (expense). Other income (expense) decreased by $83,000, or 97%, from the quarter ended April 30, 2013 to the quarter ended April 30, 2014. The primary reason for the decrease in other income (expense) is attributed to the decrease in interest expense between periods, due to reduction in debt by the Company.

Net loss from continuing operations, before tax. Net loss from continuing operations, before tax increased by $785,000 or 488%, from the three months ended April 30, 2013 to the three months ended April 30, 2014. The increase in net loss from continuing operations, before tax is primarily attributed to the increase in legal and professional fees of $717,000 and the decrease in gross margin between periods of $51,000.

Income tax benefit (expense) from discontinued operations. Income tax benefit (expense) from discontinued operations decreased by $566,000 or 44%, from the quarter ended April 30, 2013 to the quarter ended April 30, 2014.

Net income (loss) from discontinued operations, net of taxes. Net income (loss) from discontinued operations, net of taxes decreased by $1,096,000 or 44%, from the quarter ended April 30, 2013 to the quarter ended April 30, 2014.

Net income (loss) attributed to Digerati Technologies, Inc. Net income (loss) attributed to Digerati Technologies, Inc. decreased by $2,447,000 or 67%, from the quarter ended April 30, 2013 to the quarter ended April 30, 2014. The increase in net (loss) attributed to Digerati Technologies, Inc. is attributed to the increase in (loss) from discontinued operations between periods.

Nine Months ended April 30, 2014 Compared to the Nine Months ended April 30, 2013

Global VoIP Services. Global VoIP services revenue decreased by $104,000, or 41%, from the nine months ended April 30, 2013 to the nine months ended April 30, 2014. The decrease in revenue is attributed primarily to slowly dwindling Global VoIP services due in part to the constant price pressure in the market.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $294,000, or 63%, from the nine months ended April 30, 2013 to the nine months ended April 30, 2014. The decrease in revenue between periods is primarily attributed to the decrease in one key customer that generated significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $207,000, or 42%, from the nine months ended April 30, 2013 to the nine months ended April 30, 2014. The decrease in cost of services is a direct correlation to the decrease in total revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $55,000, or 10%, from the nine months ended April 30, 2013 to the nine months ended April 30, 2014. The increase is attributed to the administrative expense associated to the Chapter 11 Plan of Reorganization.

Legal and professional fees. Legal and professional fees increased by $1,971,000, or 3,719%, from the nine months ended April 30, 2013 to the nine months ended April 30, 2014. The increase is attributable to the legal fees related to the voluntary petition pursuant to Chapter 11 of the U.S. Bankruptcy Code filed on May 30, 2013.

Depreciation and amortization. Depreciation and amortization decreased by $11,000, or 46%, from the nine months ended April 30, 2013 to the nine months ended April 30, 2014. The decrease is due to most of our fixed assets reaching their fully depreciated value.

Operating loss. The Company reported an operating loss of $2,596,000 for the nine months ended April 30, 2014 compared to an operating loss of $390,000 for the nine months ended April 30, 2013. The increase in operating loss between periods is primarily attributed to the increase in legal and professional fees of $1,971,000 and decrease in gross margin between periods of $191,000.

Other income (expense). Other income increased by $121,000, or 807%, from the nine months ended April 30, 2013 to the nine months ended April 30, 2014. The primary reason for the increase in other income (expense) is attributed to the recognition of $262,000 in a gain from debt extinguishment associated to certain debt forgiven as part of the Chapter 11 Plan of Reorganization.

Net loss from continuing operations, before tax. Net loss from continuing operations, before tax increased by $2,085,000 or 515%, from the nine months ended April 30, 2013 to the nine months ended April 30, 2014. The increase in net loss from continuing operations, before tax is primarily attributed to the increase in legal and professional fees of $1,971,000 and decrease in gross margin between periods of $191,000.

Income tax benefit from discontinued operations. Income tax benefit from discontinued operations decreased by $1,060,000 or 48%, from the nine months ended April 30, 2013 to the nine months ended April 30, 2014.

Net income (loss) from discontinued operations, net of taxes. Net income (loss) from discontinued operations, net of taxes decreased by $2,056,000 or 48%, from the nine months ended April 30, 2013 to the nine months ended April 30, 2014.

Net income (loss) attributed to Digerati Technologies, Inc. Net income (loss) attributed to Digerati Technologies, Inc. decreased by $5,201,000 or 85%, from the nine months ended April 30, 2013 to the nine months ended April 30, 2014. The decrease in net income attributed to Digerati Technologies, Inc. is due to the decrease in net income from discontinued operations between periods.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $117,000 as of April 30, 2014 not including cash from discontinued operations. While a consolidated cash balance of $7,964,000 including cash from discontinued operations. Net cash provided by operating activities during the nine months ended April 30, 2014 was approximately $10,510,000. Cash used in investing activities during the nine months ended April 30, 2014 was approximately $10,230,000. We had cash provided by financing activities of $1,141,000 pursuant to the issuance and payments of various promissory notes during the nine months ended April 30, 2014. Overall, our net operating, investing and financing activities during the nine months ended April 30, 2014 generated approximately $1,421,000 of cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations. Additionally, we were funding Digerati from available funds from two subsidiaries, which were subsequently sold during fiscal 2014.

Our current cash expenses are expected to be approximately $75,000 per month, including wages, rent, utilities and corporate professional fees primarily associated with finalization of our Reorganization Plan. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of April 30, 2014 our total liabilities were approximately $83,380,000. As mentioned in Note 3 to the Financial Statements, upon the sale of the shares of Dishon and Hurley and in accordance with the Reorganization Plan, the appointed trustee paid approximately $1,838,000 of unsecured claims and intents to pay approximately $1,700,000 in professional fees. In addition, the trustee paid approximately $41,500,000 in secured claims. There were no proceeds from the sale of Dishon and Hurley shares in excess of the unsecured claims, professional fees and secured claims.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated deficit in Stockholders’ Deficit of approximately $79,183,000, which raises substantial doubt about our ability to continue as a going concern.

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

As of April 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were not effective based on the COSO criteria. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by management in connection with the review of our financial statements as of April 30, 2014.

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

ITEM 6.      EXHIBITS

Exhibit Number	Exhibit Title

3.1	Second Amended and Restated Bylaws, effective as of January 13, 2015 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.1	Promissory note payable with Arthur L. Smith dated November 15, 2013 in the principal amount of $46,755 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on January 20, 2015 (File No. 001-15687)).

10.2	Promissory Note dated October 31, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.3	Promissory Note dated November 7, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.4	Promissory Note dated November 14, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.5	Promissory Note dated November 24, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.6	Promissory Note dated January 19, 2015 in the original principal amount of $310,000.00 plus interest at the rate of 7.0% per annum, payable in installments (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

Exhibit Number	Exhibit Title

10.7	Stock Purchase Agreement dated January 13, 2015, by and among Digerati Technologies, Inc. and Flagship Oil and Gas Corp. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.8	Form of stock award agreement under the Company's 2005 Stock Compensation Plan for grants to qualifying employees' 401K Retirement Accounts (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.9	Renewal and Extension Promissory Note payable with Arthur L. Smith dated January 31, 2015 in the principal amount of $46,755 plus interest at the rate of 3.0% per annum due October 31, 2015. (filed as Exhibit 10.9 to the Company's Current Report on Form 10-Q filed on February 20, 2015 (File No. 001-15687)).

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: May 22, 2015	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 22, 2015	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

