Form 10-K
period 2014-07-31
Digerati Technologies, Inc.
filed 2015-07-15
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $766,955 based on the closing price of $0.15 per share on July 13, 2015, as reported on the over-the-counter bulletin board.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. ☐ Yes ☒ No

There were 5,113,030 shares of issuer’s Common Stock outstanding as of July 13, 2015.

PART I

ITEM 1.	BUSINESS.

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we”, “us”, or “Digerati”), is a diversified holding company that has no independent operations apart from its subsidiaries. Digerati was formed in 2004 as the successor to a business originally commenced by Latcomm International, Inc., a Canadian company formed in 1994. We began providing communication services in 1995 along the U.S.-Mexico corridor to capitalize on the opportunities created by the deregulation of the telecommunication industries within Latin America. Our principal business in the past has been providing transportation of voice traffic for other telecommunication service providers, wireless carriers and regional Internet telephony providers using Voice over Internet Protocol (“VoIP”) technologies. Our wholly owned subsidiary, Shift8 Technologies, Inc. (“Shift8”), offers a portfolio of Internet-based telephony products and services through our cloud telephony application platform and session-based communication network that is interconnected with numerous U.S. and foreign service providers.

On November 26, 2012, we completed the acquisition of two established oil field service companies with operations in North Dakota and Montana. Dishon Disposal, Inc., a North Dakota corporation (“Dishon”), is engaged primarily in the business of treating and disposing of oil field waste. Hurley Enterprises, Inc. a Montana corporation (“Hurley”), is engaged primarily in the business of providing oil field support equipment and services, including skd houses, telecommunication services, booster booths, portable toilets, generators, potable water and mess halls. During the year ending July 31, 2014, both Hurley and Dishon were sold by the Grantor Trust for an aggregate sale price of $41,500,000. See Note 4 in the consolidated financial statements.

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

Based upon the Agreed Order and Reorganization Plan, Dishon and Hurley were accounted for as discontinued operations. We are presently engaged only in providing Internet-based communication products and services through Shift8.

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

Government Regulation

VoIP and other communications services, like ours, have been subject to less regulation at the state and federal levels than traditional telecommunications services. Providers of traditional telecommunications services are subject to the highest degree of regulation, while providers of VoIP and other information services are largely exempt from most federal and state regulations governing traditional common carriers. The FCC has subjected VoIP service providers to a smaller subset of regulations that apply to traditional telecommunications service providers and has not yet classified VoIP services as either telecommunications or information. The FCC is currently examining the status of VoIP service providers and the services they provide in multiple open proceedings. In addition, many state regulatory agencies impose taxes and other surcharges on VoIP services, and certain states take the position that offerings by VoIP providers are intrastate telecommunications services and therefore subject to state regulation. These states argue that if the beginning and end points of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering. We believe that the FCC has preempted states from regulating VoIP offerings in the same manner as providers of traditional telecommunications services. However, this issue has not been resolved definitively as a matter of law, and it remains possible that the FCC could determine that such services are not information services, or that there could be a judicial or legislative determination that the states are not preempted from regulating VoIP services as traditional telecommunications services. We cannot predict how or when these issues will be resolved or its potential future impact on our business at this time.

The effect of any future laws, regulations and orders on our operations, including, but not limited to, our cloud-based communications and collaboration services, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases service costs that may or may not be recoverable from our customers, which could result in making our services less competitive with traditional telecommunications services if we increase our prices or decreasing our profit margins if we attempt to absorb such costs.

Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate and/or tax applications running over the Internet. We cannot predict whether new taxes will be imposed on our services, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations.

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

Employees

As of July 31, 2014, we had 6 employees, all of whom performed operational, technical and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belongs to labor unions.

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

On May 30, 2013, we filed a voluntary petition in the United States Court for the Southern District of Texas, Houston Division, Case No. 13-33264, seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code. On April 4, 2014, the Bankruptcy Court entered an Agreed Order Confirming Joint Plan of Reorganization Filed by Plan Proponents, confirming the Plan Proponents’ Joint Chapter 11 Plan of Reorganization as modified on the record on April 4, 2014 and/or as modified by the Agreed Order. The Reorganization Plan became effective on December 31, 2014. See Item 1 Business – Bankruptcy, and Note 3 to the Consolidated Financial Statements.

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

Fiscal 2013	Low	High
First Quarter	$0.17	$0.52
Second Quarter	$0.14	$0.77
Third Quarter	$0.15	$0.40
Fourth Quarter	$0.05	$0.18

Fiscal 2014	Low	High
First Quarter	$0.12	$0.37
Second Quarter	$0.15	$0.74
Third Quarter	$0.15	$0.51
Fourth Quarter	$0.10	$0.40

Holders

As of July 10, 2015, there were approximately 1,275 record holders of our Common Stock.

Dividends

We have not paid cash dividends on our common stock because we have not generated sufficient earnings. We do not anticipate paying a dividend in the future and expect to use all available earnings to provide funds for growth of our business.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2014.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	N/A	-0-

Equity Compensation Plans not approved by security holders	-0-	N/A	-0-

Total	-0-	N/A	-0-

Pursuant to the Agreed Order and Reorganization Plan, all outstanding options were terminated on April 4, 2014 by agreement.

Sales of Unregistered Securities

Not Applicable

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following is a discussion of the consolidated financial condition and results of operations for the fiscal years ended July 31, 2014 and 2013. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, fiscal 2014 or 2014 refers to the year ended July 31, 2014 and fiscal 2013 or 2013 refers to the year ended July 31, 2013.

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

Results of Operations

The following table sets forth certain items included in our results of operations in thousands of dollars amounts and variances between periods for the years ended July 31, 2014 and 2013.

	Years ended July 31,
	2014	2013	Variances	%
OPERATING REVENUES:
Global VoIP services	$163	$638	$(475)	-74%
Cloud-based hosted services	225	284	(59)	-21%
Total operating revenues	388	922	(534)	-58%

Cost of services (exclusive of depreciation and amortization, shown below)	354	636	(282)	-44%
GROSS MARGIN	34	286	(252)	-88%

Selling, general and administrative expense (exclusive of legal and professional fees)	553	709	(156)	-22%
Legal and professional fees	2,695	360	2,335	649%
Bad debt	-	54	(54)	-100%
Depreciation and amortization expense	17	29	(12)	-41%
OPERATING LOSS	(3,231)	(866)	(2,365)	273%

OTHER INCOME (EXPENSE):
Gain (loss) derivative instruments and disposal of fixed assets	(56)	84	(140)	-167%
Gain (loss) on debt extinguishment	346	83	263	317%
Interest expense	37	(381)	418	-110%
Total other income (expense)	327	(214)	541	-253%

LOSS FROM CONTINUING OPERATIONS, BEFORE TAX	$(2,904)	$(1,080)	$(1,824)	169%

INCOME TAX BENEFIT (EXPENSE) FROM DISCONTINUED OPERATIONS	2,410	(629)	3,039	-483%
LOSS FROM CONTINUING OPERATIONS	(494)	(1,709)	1,215	-71%
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS (INCLUDING GAIN ON DISPOSAL OF $4,581 AND $0, RESPECTIVELY), NET OF TAXES	4,678	(1,222)	5,900	-483%
NET INCOME (LOSS) ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$4,184	$(2,931)	$7,115	-243%

Global VoIP Services. Global VoIP services revenue decreased by $475,000, or 74%, from fiscal 2013 to fiscal 2014. The decrease in revenue is attributable primarily to the price pressure in our industry due to a reduction of international termination, the overall reduction in the number of carriers connected to our network, and our de-emphasis of our wholesale carrier business.

Cloud Communication Services. Cloud communication services revenue decreased by $59,000, or 21%, from fiscal 2013 to fiscal 2014. The decrease in revenue between periods is primarily attributed to the decrease in one key customer that generated significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $282,000, or 44%, from 2013 to 2014. The decrease in cost of services is a direct correlation to the decline in Global VoIP services revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $156,000, or 22%, from 2013 to 2014. The decrease in SG&A between periods is attributable to adjustments recognized as a result of wages that were forgiven as part of the bankruptcy settlement agreement.

Legal and professional fees. Legal and professional fees increased by $2,335,000, or 649%, from 2013 to 2014. The increase is attributable to the legal fees related to the voluntary petition pursuant to Chapter 11 of the U.S. Bankruptcy Code filed on May 30, 2013.

Bad debt. Bad debt decreased by $54,000, or 100%, from 2013 to 2014. The decrease is attributable to the recognition of bad debt expense for certain accounts receivable we deemed uncollectable in 2013. We did not recognize any bad debt expense during 2014.

Depreciation and amortization. Depreciation and amortization decreased by $12,000 or 41%, from 2013 to 2014. The decrease is as a result of most of our fixed assets reaching their fully depreciated value during 2013.

Operating loss. The Company reported an operating loss of $3,231,000 for 2014 compared to an operating loss of $866,000 for 2013. The increase in operating loss between periods is primarily attributed to the increase in legal and professional fees of $2,335,000.

Other income (expense). Other income (expense) improved by $541,000, or 253% from 2013 to 2014. The primary reason for the improvement in other income (expense) is attributed to the recognition in 2014 of $346,000 in gain on debt extinguishment related to debts that were forgiven as part of various settlements. Additionally, interest expense decreased between periods by $418,000, due to reduction in debt by the Company.

Net loss from continuing operations, before tax. Net loss from continuing operations, before tax increased by $1,824,000 or 169%, from the year ended July 31, 2013 to the year ended July 31, 2014. The increase in net loss from continuing operations, before tax is primarily attributed to the increase in legal and professional fees of $2,335,000 and the decrease in gross margin between periods of $252,000.

Income tax benefit (expense) from discontinued operations. Income tax benefit (expense) from discontinued operations improved by $3,039,000 or 483%, from the year ended July 31, 2013 to the year ended July 31, 2014.

Net income (loss) from discontinued operations, net of taxes. Net income (loss) from discontinued operations, net of taxes improved by $5,900,000 or 483%, from the year ended July 31, 2013 to the year ended July 31, 2014. The primary reason for the improvement between periods is attributed to the recognition of $4,581,000 in gain on disposal of discontinued operations.

Net income (loss) attributed to Digerati Technologies, Inc. Net income (loss) attributed to Digerati Technologies, Inc. improved by $7,115,000 or 243%, from the year ended July 31, 2013 to the year ended July 31, 2014. The improvement in net income (loss) attributed to Digerati Technologies, Inc. is as a result of the improvement in net income from discontinued operations between periods.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $2,185,000 as of July 31, 2014, which includes $1,838,000 in restricted cash for payments to unsecured creditors. Subsequent to year end, on October 2, 2014 the Trustee of the Grantor Trust paid approximately $1,838,000 of unsecured claims in accordance to the Chapter 11 Plan of Reorganization. Net cash provided by operating activities during the year ended July 31, 2014 was approximately $8,295,000. Cash provided by investing activities during the year ended July 31, 2014 was approximately $26,526,000. We had cash used in financing activities of $41,017,000 pursuant to the issuance and payments of various promissory notes during the year ended July 31, 2014. Overall, our net operating, investing and financing activities during the year ended July 31, 2014 consumed approximately $6,196,000 of cash.

Our current cash expenses are expected to be approximately $75,000 per month, including wages, rent, utilities and corporate professional fees primarily associated with finalization of our Reorganization Plan. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of July 31, 2014 our total liabilities were approximately $3,195,000. As mentioned in Note 3 to the Consolidated Financial Statements, upon the sale of the shares of Dishon and Hurley and in accordance with the Reorganization Plan, the appointed trustee paid approximately $1,838,000 of unsecured claims and intends to pay approximately $1,470,000 in professional fees. In addition, the trustee paid approximately $41,500,000 in secured claims. There were no proceeds from the sale of Dishon and Hurley shares in excess of the unsecured claims, professional fees and secured claims.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated deficit in Stockholders’ Deficit of approximately $75,948,000, which raises substantial doubt about our ability to continue as a going concern.

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

Stock-based Compensation. We account for share-based compensation in accordance with provisions on share-based payments which require measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. There were no stock options granted during 2013 and 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Digerati Technologies, Inc.

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Digerati Technologies, Inc. and its subsidiaries (collectively, “Digerati”) as of July 31, 2014 and July 31, 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of Digerati’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digerati as of July 31, 2014 and July 31, 2013 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Digerati will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Digerati suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

July 15, 2015

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	July 31,	July 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$347	$10
Restricted cash	1,838	-
Accounts receivable, net of allowance for doubtful accounts of $54, respectively	9	13
Prepaid and other current assets	157	94
Assets held for sale	-	75,294
Total current assets	2,351	75,411

LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $91 and $76, respectively	59	74

Property and equipment, net	1	2

Total assets	$2,411	$75,487

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,283	$1,257
Accrued liabilities	376	372
10% Convertible debentures, net of unamortized discount of $0 and $56, respectively	50	19
Current portion of long term debt, net of unamortized discount of $0 and $0, respectively	1,338	1,514
Derivative liability	10	10
Liabilities held for sale	-	77,145
Total current liabilities	3,057	80,317

LONG-TERM LIABILITIES:
Customer deposits	138	138
Total long-term liabilities	138	138

Total liabilities	3,195	80,455

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 1,977,626 and 1,977,626
issued and outstanding, respectively	2	2
Additional paid in capital	75,161	75,161
Accumulated deficit	(75,948)	(80,132)
Other comprehensive income	1	1
Total stockholders' deficit	(784)	(4,968)
Total liabilities and stockholders' deficit	$2,411	$75,487

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended July 31,
	2014	2013
OPERATING REVENUES:
Global VoIP services	$163	$638
Cloud-based hosted services	225	284

Total operating revenues	388	922

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	354	636
Selling, general and administrative expense (exclusive of legal and professional fees)	553	709
Legal and professional fees	2,695	360
Bad debt	-	54
Depreciation and amortization expense	17	29
Total operating expenses	3,619	1,788

OPERATING LOSS	(3,231)	(866)

OTHER INCOME (EXPENSE):
Gain (loss) derivative instruments and disposal of fixed assets	(56)	84
Gain (loss) on debt extinguishment	346	83
Interest expense	37	(381)
Total other income (expense)	327	(214)

NET LOSS FROM CONTINUING OPERATIONS, BEFORE TAX	(2,904)	(1,080)

INCOME TAX BENEFIT (EXPENSE) FROM DISCONTINUED OPERATIONS	2,410	(629)
LOSS FROM CONTINUING OPERATIONS	(494)	(1,709)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS (INCLUDING GAIN ON DISPOSAL OF $4,581 AND $0, RESPECTIVELY), NET OF TAXES	4,678	(1,222)
NET INCOME (LOSS) ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$4,184	$(2,931)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
From continuing operations	$(0.25)	$(0.86)
From discontinued operations	$2.37	$(0.62)
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED ATTRIBUTED TO DIGERATI
TECHNOLOGIES, INC. SHAREHOLDERS	$2.12	$(1.48)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,977,626	1,977,626

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JULY 31, 2014 AND 2013

(In thousands, except share amounts)

	Common		Additional Paid-in	Accumulated	Other Comprehensive
	Shares	Par	Capital	Deficit	Income	Totals
BALANCE, July 31, 2012	974,500	$1	$74,812	$(77,201)	$1	$(2,387)
Stock option expense	-	-	78	-	-	78
Issuance of warrants for services	-	-	3	-	-	3
Stock issued for debt	306,100	-	101	-	-	101
Reverse split round up	697,026	1	167	-	-	168
Net loss	-	-	-	(2,931)	-	(2,931)
BALANCE, July 31, 2013	1,977,626	$2	$75,161	$(80,132)	$1	$(4,968)
Net income	-	-	-	4,184	-	4,184
BALANCE, July 31, 2014	1,977,626	$2	$75,161	$(75,948)	$1	$(784)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended July 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,184	$(2,931)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on debt extinguishment	(346)	(83)
(Gain) loss on derivative instruments and disposal of fixed assets	56	(84)
(Gain) on sale of Subsidiaries	(4,581)	-
Depreciation, amortization and accretion	8,994	5,786
Impairment of goodwill	-	5,885
Amortization of debt discount	-	39
Issuance of stock grants and options for services	-	78
Issuance of warrants for services	-	3
Changes in operating assets and liabilities:
Accounts receivable	32	861
Prepaid expenses and other current assets	133	(3,834)
Accounts payable	113	74
Accrued liabilities	(290)	117
Customer deposits	-	14
Net cash provided by operating activities	8,295	5,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Subsidiaries	41,500	-
Restricted cash	(1,838)	-
Acquisition of Subsidiaries	-	5,969
Purchases of property & equipment	(13,136)	(8,772)
Net cash provided by (used in) investing activities	26,526	(2,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(46,384)	(2,567)
Proceeds from note payable, related party	45	-
Proceeds from note payable	5,322	5,986
Net cash (used in) provided by financing activities	(41,017)	3,419

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,196)	6,541
CASH AND CASH EQUIVALENTS, beginning of period	6,543	2

CASH AND CASH EQUIVALENTS, end of period	$347	$6,543

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$496

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for debt	$-	$101

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Digerati Technologies, Inc. (“we”, “our”, “Digerati”) was incorporated in the state of Nevada on May 24, 2004. Digerati is a diversified holding company that has no independent operations apart from its subsidiaries. Through our wholly owned subsidiary, Shift8 Technologies, Inc., we are an established cloud telephony service provider that offers a comprehensive suite of cloud communication services to meet the global needs of businesses that are seeking simple, flexible, and cost effective communication solutions. Unlike legacy phone systems, our telephony services are delivered Only in the Cloud...TM, or over the Internet, making service available to customers from anywhere internet access is available.

Principles of Consolidation. The consolidated financial statements include the accounts of Digerati, and its subsidiaries, which are majority owned by Digerati In accordance with ASC 810-10-05. All significant inter-company transactions and balances have been eliminated.

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

Digerati records and reports its revenue on the gross amount billed to its customers in accordance with the following indicators:

●	Digerati is the primary obligor in its arrangements,

●	Digerati has latitude in establishing pricing,

●	Digerati changes the product or performs part of the service and is involved in the determination of the product or service specifications,

●	Digerati has discretion in supplier selection and

●	Digerati assumes credit risk for the amount billed to the customer.

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

Cash and cash equivalents. The Company considers all bank deposits and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. For the purposes of the statement of cash flows, cash and cash equivalents includes cash reserves held by the Grantor Trust as of July 31, 2014 for payments of approximately of $1,838,000 for unsecured claims in accordance to the Chapter 11 Plan of Reorganization. See Note 3.

Allowance for Doubtful Accounts. Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2014 and 2013, Digerati’s allowance for doubtful accounts balance was $54,000.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is probable within the next 12 months from the balance sheet date. As of July 31, 2014 and 2013, Digerati has derivative instruments related to, convertible debt, debentures and warrants. See Note 12.

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

Since January 1, 2007, Digerati accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, Digerati recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of July 31, 2014 and 2013.

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

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended July 31, 2014 and 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Our derivative liabilities as of July 31, 2014 and 2013 were $10,000 for both periods and were valued using Level 3 inputs.

Recently issued accounting pronouncements. Digerati does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on Digerati’s results of operations, financial position or cash flows.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the year ending July 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $75,948,000 and a working capital deficit of approximately $706,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s consolidated financial statements as of July 31, 2014 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

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

(g)	The Agreed Order provided final approval of the Disclosure Statement, a copy of which was filed as an exhibit to Digerati’s Current Report on Form 8-K dated January 23, 2014.

(h)	Upon the Confirmation Date, the Reorganized Debtor had 1,977,626 shares of common stock outstanding. All outstanding shares of Digerati’s preferred stock, warrants, options, conversion rights and other rights to acquire shares of common stock and all “super voting” shares were cancelled.

(i)	The Reorganized Debtor’s Board of Directors consisted of Messrs. Arthur L. Smith, William E. McIlwain and James J. Davis. The Reorganized Debtor’s officers, who served at the discretion of the board of directors until the Stockholder Meeting, were:

Arthur L. Smith	President and Chief Executive Officer
Antonio Estrada	Chief Financial Officer

Subsequently, on September 15, 2014, the Company held its Annual Meeting of Shareholders, and at the discretion of the new directors, Mr. Smith and Mr. Estrada continued to serve as officers of the Reorganized Debtor.

(j)	The Reorganized Debtor was required to hold a Stockholder Meeting to elect a new board of directors after August 31, 2014, and before September 15, 2014. The Reorganized Debtor’s officers and directors, as well as the parties to the BSA and a Rule 11 Mediated Settlement Agreement dated January 14, 2014 (the “Rule 11 Agreement”), were not eligible for election to the new board of directors at the Stockholder Meeting. Messrs. Smith and Estrada were not permitted to solicit proxies in connection with the Stockholder Meeting but were allowed to vote shares of common stock owned by them. Subsequently, on September 15, 2014, the Company held its Annual Meeting of Shareholders, and new directors were elected.

(k)	Under the Reorganization Plan title to the issued and outstanding shares of Dishon Disposal, Inc., a North Dakota corporation (“Dishon”), and Hurley Enterprises, Inc., a Montana corporation (“Hurley”), owned by Digerati were transferred to a Grantor Trust subject to existing liens and the Rule 11 Agreement. The Dishon and Hurley shares did not vest in the Reorganized Debtor and remained the property of Digerati’s bankruptcy estate. Additionally, under the Reorganization Plan certain retained litigation claims were transferred to the Grantor Trust. The beneficiary of the Grantor Trust is the Reorganized Debtor. The trustee and Disbursing Agent of the Grantor Trust is Mr. William R. Greendyke. All other assets of Digerati that are not transferred to the Grantor Trust and/or retained by Digerati vested in the Reorganized Debtor as of the Confirmation Date, including but not limited to the common stock of Shift8 Technologies, Inc., free and clear of liens, claims and encumbrances.

(l)	All of the issued and outstanding shares of Dishon and Hurley were sold by the Grantor Trust and the proceeds from the sale were distributed by the trustee and Disbursing Agent to discharge certain allowed claims. The claims distribution set forth in the Reorganization Plan were as follows:

(xi)	Allowed priority claims were paid in full from cash on hand.

(xii)	Allowed administrative claims will be paid from the proceeds of the sale of the Dishon and Hurley shares except for those amounts paid pursuant to the budget attached to the Reorganization Plan. The Company estimated the maximum potential amount of any federal income tax liability on the gains derived from the sale of the Dishon and Hurley shares and deposited that amount into a reserve account until determination of the actual taxes due.

(xiii)	Proceeds from the sale of the Dishon shares in excess of $1,250,000 plus one-half of Digerati’s unpaid professional fees (the “Dishon Carve Out”) and amount reserved for taxes were delivered to creditors holding $30,000,000 of Digerati’s indebtedness secured by the Dishon shares, up to the principal of and accrued interest on such indebtedness. In addition, the secured creditors maintain a right to seek a refund if the estimated amount withheld for taxes on the sale of the Dishon shares exceeds the tax obligation.

(xiv)	Proceeds from the sale of the Hurley shares in excess of $1,250,000 plus one-half of Digerati’s unpaid professional fees (the “Hurley Carve Out”) and amount reserved for taxes were delivered to creditors holding $30,000,000 of Digerati’s indebtedness secured by the Hurley shares, up to the principal of and accrued interest on such indebtedness. In addition, the secured creditors maintain a right to seek a refund if the estimated amount withheld for taxes on the sale of the Hurley shares exceeds the tax obligation. Principal of or interest on Digerati’s indebtedness secured by the Hurley shares that is in excess of the net proceeds from the sale of Hurley shares has been waived.

(xv)	Allowed unsecured claims of $1,000 or less were paid in full from cash on hand.

(xvi)	Allowed unsecured claims greater than $1,000 were paid in full from the Dishon Carve Out and the Hurley Carve Out. The excess from the combined $2,500,000 withheld from the sale of the Dishon shares and Hurley shares will be applied to the unpaid professional fees.

(xvii)	All cure payments under assumed contracts were paid within 90 days of April 4, 2014.

(xviii)	All executory contracts of Digerati were rejected except as previously assumed by order in the Bankruptcy Court or specifically listed as assumed in the Reorganization Plan.

(xix)	The Reorganized Debtor released Messrs. Arthur L. Smith, Antonio Estrada, William E. McIlwain and James J. Davis in their individual capacity and their respective capacities as officers and/or directors, as applicable, of Digerati, Hurley or Dishon of all claims and causes of action that arise on or before the Confirmation Date that could be asserted by Digerati, the estate and/or on account of the Bankruptcy through the Stockholder Meeting. The Reorganized Debtor also released Messrs. Arthur L. Smith, William McIlwain and James Davis to the greatest extent provided by law from any claims.

(xx)	The Reorganization Plan became effective on December 31, 2014.

NOTE 4 – DISCONTINUED OPERATIONS

The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, Presentation of Financial Statements–Discontinued Operations to the operations of Dishon and Hurley, two well established oil field services operating entities acquired on November 26, 2012.

In aggregate, discontinued operations included net sales of $57.03 million and net income, net of tax of $4,678,000 during the year ended July 31, 2014. As of July 31, 2014 both Dishon and Hurley were sold. Assets and liabilities as of the sale date, included total assets of $77.42 million and total liabilities of $78.69 million. Liabilities included $60 million in notes payable to the former owners of Dishon and Hurley as described below.

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

Based on the final sales prices for Dishon and Hurley, an impairment of $5,885,000 was recorded on the Hurley goodwill during the year ended July 31, 2013.

Assets and liabilities of discontinued operations as of sale date and July 31, 2013 were as follows (in thousands):

	Sale Date	July 31, 2013
Cash and cash equivalents	$3,399	$6,533
Accounts receivable	13,520	14,491
Other assets	9,285	4,568
Property and equipment	30,393	26,709
Goodwill	3,858	3,858
Land	3,851	2,950
Permit – waste disposal, net	12,048	15,114
Permit – sludge service	1,071	1,071
Total net assets held for sale	$77,425	$75,294

Accounts payable	2,634	2,530
Accrued expenses	7,636	6,681
Notes payable	68,423	67,934
Total liabilities held for sale	78,693	77,145
Net assets (liabilities) held for sale	$(1,268)	$(1,851)

Net income from discontinued operations for the twelve months ended July 31, 2014 and 2013 were as follows (in thousands):

	July 31, 2014	July 31, 2013
Revenues	$57,034	$41,448
Cost of goods sold	33,780	20,857
Gross profit	23,254	20,591
Selling and administrative expenses	9,901	10,113
Depreciation and amortization	8,976	5,785
Other expense	1,870	6,544
Gain on sale of discontinued operations	(4,581)	-
Net income (loss) from discontinued operations	7,088	(1,851)
Income Tax (benefit) expense from discontinued Operations	(2,410)	(629)
Net income (loss) from discontinued operations, net of tax	$4,678	$(1,222)

Digerati recognized a gain on disposal of Dishon and Hurley of $4,581,000; this was the net difference between the net book value at the time of the sale in comparison to the sales price of both entities, in addition to the debt forgiven by the debt holders.

NOTE 5 – INTANGIBLE ASSETS

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

NOTE 6 – PROPERTY AND EQUIPMENT

Following is a summary of Digerati’s property and equipment at July 31, 2014 and 2013 (in thousands):

	Useful lives	2014	2013
Telecom equipment & software	1-5 years	$6	$5
Less: accumulated depreciation		(5)	(3)
Net–property and equipment		$1	$2

For the years ended July 31, 2014 and 2013, depreciation and amortization totaled approximately $17,000 and $29,000, respectively.

NOTE 7 – DEBT

At July 31, 2014 and 2013, outstanding debt consisted of the following: (In thousands, except per share amounts).

Outstanding debt consisted of the following:	July 31,	July 31,
	2014	2013
Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured. (See details below)	$560	$560
Note payable to Vantage Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing December 29, 2011, collateralized by Digerati’s assets. (See details below)	13	13
Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati’s assets. (See details below)	122	122
Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by Digerati’s assets. (See details below)	154	154
Note payable to ATVF II payable in monthly installments, bearing interest at 16% for the first year and 18% during the second year, maturing May 10, 2013, collateralized by Digerati’s assets. (See details below)	186	186
Note payable to Thermo Credit, LLC., interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing August 2, 2012, collateralized by Digerati’s accounts receivable. Bearing an annual interest rate equivalent to the lesser of the maximum rate and the greater of the prime rate plus 8.25% or 11.5%, a commitment fee of 2% and weekly monitoring fee of .05%. Digerati is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, for the 12-month period, of not less than 1.0 as of the last day of each quarter and 2) A consolidated operating income, for the 12-month period, of not less than zero as of the last day of each fiscal year. (See details below)	258	258
Note payable to Arthur L. Smith, bearing interest of 3.00% per annum, maturity October 31, 2015, unsecured. (See details below)	45	-
Note payable to MCI Partners, Inc. bearing no interest and no maturity date.	-	221
Convertible Debentures (See details below)	50	19
Total outstanding long-term debt	$1,388	1,533
Current portion of long-term debt	(1,388)	(1,533)
Long-term debt, net of current portion	$-	$-

On October 12, 2010, three of the warrant holders exercised their put rights and as a result, Digerati made payments to the related warrant holders amounting to $75,000 that was charged to derivative liability, and the related warrants were cancelled as a result of the payment made for the put rights and resulted in a remaining balance of $10,000 as of July 31, 2014.

On April 3, 2012, May 2, 2012, May 15, 2012 and June 21, 2012 Digerati entered into four Convertible Debentures totaling $75,000, the balance outstanding at July 31, 2014 and 2013 was $50,000 and $19,000 net of discount, respectively. The holders can convert the debentures into common stock at a rate of $3.45. Additionally, Digerati issued 13,100 warrants at an exercise price of $3.45 to the debenture holders. Digerati analyzed the debentures for derivative accounting consideration and determined that the warrants qualify as a derivative instrument, due to the exercise price adjustment provision. As of July 31, 2014, the derivative liability was valued at $0. On April 4, 2014, under the Reorganization Plan, the warrants issued under the convertible debentures were cancelled. Subsequent to the period end, on October 2, 2014, under the Reorganization Plan, the appointed trustee of the Grantor Trust paid the principal balance outstanding to the debenture holders.

As of July 31, 2014, Digerati was in default of its notes with Vantage Bank Texas, National Association (formerly San Antonio National Bank) and Thermo Credit, LLC due to its failure to meet certain debt covenant ratios.

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

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, converted accounts payable into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the promissory note to October 31, 2015. The renewed note has an implied annual interest rate of 3%. Balance as of July 31, 2014 was $45,000. On February 2, 2015, Shift8 Networks made a principal payment of $2,000.

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

On October 2, 2014, under the Reorganization Plan, the appointed trustee of the Grantor Trust paid the principal balance outstanding on the promissory notes to Alfonso Torres, ATV Texas Ventures IV, ATVF II, Thermo Credit, LLC and Vantage Bank.

NOTE 8 – INCOME TAXES

Digerati files a consolidated tax return. Certain tax years are subject to examination by the Internal Revenue Service and certain state taxing authorities. As of July 31, 2014, Digerati had net operating loss carryforwards of approximately $19,586,000 to reduce future federal income tax liabilities. Income tax benefit (provision) for the years ended July 31, 2014 and 2013 are as follows:

The effective tax rate for Digerati is reconciled to statutory rates as follows:

	2014	2013
Expected Federal benefit (provision), at statutory rate	35.0%	35.0%
Change in valuation allowance	(35.0)%	(35.0)%
	0.0%	0.0%

Deferred tax assets are comprised of the following as of July 31, 2014 and 2013:

	2014	2013
Net operating loss carryover	$6,855,000	$9,400,000
Valuation allowance	(6,855,000)	(9,400,000)
Total deferred tax asset, net	$-	$-

At July 31, 2014, realization of Digerati’s deferred tax assets was considered not more likely than to be realized. The change in the valuation allowance for 2014 was approximately $2,545,000. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in Digerati’s combined financial statements. All tax years remain open to examination by the major taxing jurisdictions in which Digerati is subject to tax.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitments

Digerati leases its office space with monthly payments of $545; the lease is on a month to month basis. The annual rent expense under the operating lease was $8,635 and $13,242 for 2014 and 2013, respectively. The future minimum lease payment under the operating lease for fiscal year 2015 is $6,500.

Contingencies

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

NOTE 10 – STOCK -BASED COMPENSATION

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

As of July 31, 2014, Digerati did not have any outstanding options. On April 4, 2014 under the Reorganization Plan all outstanding options were cancelled.

Digerati recognized approximately $0 and $78,000 in stock based compensation expense to employees and consultants during the years ended July 31, 2014 and 2013, respectively. Unamortized compensation cost totaled $0 at July 31, 2014 and July 31, 2013.

A summary of the options as of July 31, 2014 and July 31, 2013 and the changes during the periods are presented below:

		Weighted-average	Weighted-average remaining
	Options	exercise price	term (years)

Outstanding at July 31, 2012	126,900	$5.75	5.6
Granted	-	-	-
Forfeited	(600)	4.02	3.5
Outstanding at July 31, 2013	126,300	$5.30	3.7
Granted	-	-	-
Cancelled	(126,300)	5.30	2.90
Outstanding at July 31, 2014	-	$-	-
Exercisable at July 31, 2014	-	$-	-

NOTE 11 – WARRANTS

During the year ended July 31, 2014, Digerati did not issue any warrants.

During the year ended July 31, 2013, Digerati issued:

-	13,100 warrants to various consultants for services rendered at an average exercise price of $1.15. The Company recognized warrant expense of approximately $3,000 equivalent to the value of the warrants calculated based on the share’s closing price at the grant dates. On April 4, 2014 under the Reorganization Plan all outstanding warrants were cancelled.

The fair market value of all warrants issued were determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	226.93% - 418.67%
Risk-free interest rate	0.73% - 0.89%
Expected term	3.0 - 6.0 years

A summary of the warrants as of July 31, 2014 and 2013 and the changes during the years ended July 31, 2014 and 2013 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2012	107,500	$4.60	4.5
Granted	13,100	1.15	4.9
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2013	120,600	$4.60	3.6
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(120,600)	4.60	2.80
Outstanding at July 31, 2014	-	$-	-
Exercisable at July 31, 2014	-	$-	-

As of July 31, 2014, Digerati did not have any outstanding warrants. On April 4, 2014 under the Agreed Order and Reorganization Plan all outstanding warrants were cancelled

NOTE 12 – DERIVATIVE LIABILITIES

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of July 31, 2014:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$-	$-	$-	$-
Warrant derivative liabilities	10,000	-	-	10,000
	$10,000	$-	$-	$10,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2012	$94,000
Settlement of derivative liability due to conversion of debt	$(74,000)
Unrealized derivative gains included in other income (expense)	(10,000)
Balance at July 31, 2013	$10,000
Unrealized derivative gains included in other income (expense)	-
Balance at July 31, 2014	$10,000

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

NOTE 13 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding. We did not make any contributions during years ended July 31, 2014 and 2013.

NOTE 14 – SUBSEQUENT EVENTS

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

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2014.

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

As of July 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were not effective based on the COSO criteria. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of July 31, 2014.

Name	Age	Position Held	Held Office Since
Arthur L. Smith	50	President, Chief Executive Officer and Director (1)	2003
James J. Davis	68	Director (1)	2014
William E. McIlwain	74	Director (1)	2014
Antonio Estrada	40	Chief Financial Officer	2007

1)	Subsequently, on September 15, 2014 the Company held an Annual Meeting of Shareholders and Messrs. Arthur L. Smith, William E. McIlwain and James J. Davis did not stand for re-election as directors during the Meeting of Shareholders.

Our Directors were appointed on April 4, 2014 pursuant to the Agreed Order Confirming Joint Plan of Reorganization Filed by Plan Proponents entered by the United States Court for the Southern District of Texas, Houston Division in In Re Digerati Technologies, Inc. Each Director will serve in such capacity until the next meeting of the stockholders, at which time a replacement board of directors will be elected. Subsequently, on September 15, 2014 the Company held an Annual Meeting of Shareholders and the majority of our shareholders elected Messrs. Craig K. Clement and Maxwell A. Polinsky as directors. Messrs. Arthur L. Smith, William E. McIlwain and James J. Davis did not stand for re-election during the Meeting of Shareholders.

Arthur L. Smith (50) is our Chief Executive Officer, President, Secretary and a director. Mr. Smith has over 20 years of public company experience with a comprehensive background in technology and global telecommunications. Over the years, Mr. Smith has developed expertise in broad-based areas that includes corporate finance, fiscal/P&L management, business development, mergers & acquisitions, strategic/tactical planning, sales/operational management, and international business. As a founder of Digerati, he has held various positions, including Chairman, CEO, and President of our international subsidiary. He is also co-founder and former Chairman of Globalscape, Inc., a leading provider of Internet-based information exchange solutions and former wholly-owned subsidiary of Digerati. Globalscape was spun-off to our shareholders in 2000 (NYSE MKT: GSB). Mr. Smith was an officer of Digerati at the time it filed for protection under Chapter 11 of the United States Bankruptcy Code on May 30, 2013. Subsequently, on September 15, 2014 the Company held an Annual Meeting of Shareholders and Mr. Smith did not stand for re-election as a director during the Meeting of Shareholders.

James J. Davis (68), the Chairman of our Board of Directors and a director, is a private investor and management consultant with more than 40 years’ experience in financial and administrative roles in public and private companies. He is a founding partner of Pluris Capital Advisors, Inc., a private investment group formed to invest in engineering, consulting and technical service companies serving the energy and industrial infrastructure markets. From 2009 until his retirement in 2013, Mr. Davis was the Chief Financial Officer of Express Energy Services, LLC, a privately equity owned company that provides drilling, completion and decommissioning services in the oil and gas industry. From 2004 to 2007, Mr. Davis was the Vice President and Chief Financial Officer of CapRock Communications, Inc., a private equity owned company that provides broadband satellite communication services to the energy, government, maritime, construction and mining industry in remote locations. Prior to 2004, Mr. Davis served in various senior finance capacities with Parker Drilling Company, MAPCO, Inc., Mesa Petroleum and Gulf Oil Company. Subsequently, on September 15, 2014 the Company held an Annual Meeting of Shareholders and Mr. Davis did not stand for re-election as a director during the Meeting of Shareholders.

William E. McIlwain (74), a director, was the co-founder and President of Gary Greene, Better Homes and Gardens Real Estate Company until its sale in 2000. Since 2000, Mr. McIlwain has been an independent businessman engaged in providing commercial real estate services and sales of industrial pipe and a private investor with investments in a variety of small cap and startup businesses. Subsequently, on September 15, 2014 the Company held an Annual Meeting of Shareholders and Mr. McIlwain did not stand for re-election as a director during the Meeting of Shareholders.

Antonio Estrada (40) is our Chief Financial Officer and Treasurer. Mr. Estrada is a seasoned financial executive with over 15 years of public company and telecommunications industry experience. His experience includes SEC reporting, accounting management, financial reporting, forecasting, strategic planning, grant writing, corporate finance, GAAP accounting, audit, and treasury/cash management. He has served in various roles within Digerati, including International Accounting Manager, Treasurer, Internal Auditor, Controller, Sr. VP of Finance and CFO. Mr. Estrada was an officer of Digerati at the time it filed for protection under Chapter 11 of the United States Bankruptcy Code on May 30, 2013.

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

The Directors consider candidates recommended by other members of the Board of Directors, by executive officers and by one or more substantial, long-term stockholders. In addition, the Board of Directors may seek candidates through a third-party recruiter. Generally, stockholders who individually or as a group have held 5% of our shares for over one year will be considered substantial, long-term stockholders. In considering candidates, the Directors take into consideration the needs of the Board of Directors and the qualifications of the candidate. The Board of Directors has not established a set of criteria or minimum qualifications for candidacy and each candidate is considered based on the demonstrated competence and knowledge of the individual. To have a candidate considered by the Directors, a stockholder must submit the recommendation in writing and must include the following information:

●	The name of the stockholder and evidence of ownership of our shares, including the number of shares owned and the length of time of ownership; and

●	The name of the candidate, the candidate’s resume or a listing of her or his qualifications to be one of our Directors and the person’s consent to be named as a Director if nominated by the Directors.

The stockholder’s recommendation and information described above must be sent to us at 3463 Magic Drive, Suite 355, San Antonio, Texas 78229.

Audit Committee and Audit Committee Financial Expert

We do not have an audit or other committee of our Board of Directors that performs equivalent functions. Our Board of Directors performs all functions of the audit committee. Mr. James J. Davis served as the Audit Committee Financial Expert during the year ended July 31, 2014.

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

The following discussion relates to compensation programs in effect prior to April 4, 2014.

Compensation Discussion and Analysis

Our compensation programs are designed to meet the following objectives:

●	Offer compensation opportunities that attract highly qualified executives, reward outstanding initiative and achievement, and retain the leadership and skills necessary to build long-term stockholder value;

●	Emphasize pay-for-performance by maintaining a portion of executives’ total compensation at risk, tied to both our annual and long-term financial performance and the creation of stockholder value; and

●	Further our short and long-term strategic goals and values by aligning executive officer compensation with business objectives and individual performance.

Our Board of Directors believes that an executive’s compensation should be tied to the performance of the individual and the performance of the complete executive team against both financial and non-financial goals, some of which are subjective and within the discretion of the Board of Directors.

Our executive compensation program is intended to be simple and clear, and consists of the following elements (depending on individual performance):

●	Base salary;

●	Annual performance-based cash bonus;

●	Long-term incentives in the form of stock options; and

●	Benefits that are offered to executives on the same basis as our non-executive employees.

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

Base Salary. Our objective for paying base salaries to executives is to reward them for performing the core responsibilities of their positions and to provide a level of security with respect to a portion of their compensation. We consider a number of factors when setting base salaries for executives, including:

●	Existing salary levels;

●	Competitive pay practices;

●	Individual and corporate performance; and

●	Internal equity among our executives, taking into consideration their relative contributions to our success.

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

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Arthur L. Smith	2014	$109,500	$-0-	$-0-	$-0-	$-0-	$109,500
CEO & President	2013	$43,900	$-0-	$-0-	$-0-	$-0-	$43,900

Antonio Estrada Jr.	2014	$109,500	$-0-	$-0-	$-0-	$-0-	$109,500
CFO	2013	$83,100	$-0-	$-0-	$-0-	$-0-	$43,900

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

OUTSTANDING EQUITY AWARDS AS OF JULY 31, 2014 (1)

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Arthur L. Smith	-		-	-	-	-
Antonio Estrada Jr.	-		-	-	-	-

1)	As of July 31, 2014, Digerati did not have any outstanding options. On April 4, 2014 under the Reorganization Plan all outstanding options were cancelled.

Compensation of Directors

Each Director that is not an officer is reimbursed the reasonable out-of-pocket expenses in connection with their travel to attend meetings of the Board of Directors. Pursuant to the Agreed Order Confirming Joint Plan of Reorganization Filed by Plan Proponents entered by the United States Court for the Southern District of Texas, Houston Division in In Re Digerati Technologies, Inc., Mr. Davis was paid $500 for each meeting of the Directors attended, up to a maximum amount of $2,500 per month.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee of our Board of Directors or other committee that performs the same functions. Mr. Arthur L. Smith is presently our Chief Executive Officer and served on our Board of Directors and participates in deliberations concerning executive compensation.

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

NAME OF	COMMON	% OF
INDIVIDUAL OR GROUP	STOCK	CLASS (1)

INDIVIDUAL OFFICERS,
DIRECTORS AND NOMINEES

Arthur L. Smith	59,800	3.0%
President, Chief Executive Officer
Director

James J. Davis	-	-
Director

William E. McIlwain	31,570	1.6%
Director

Antonio Estrada Jr.	62,300	3.2%
Chief Financial Officer

ALL OFFICERS AND
DIRECTORS AS A GROUP	153,670	7.8%

(1)	Based upon 1,977,626 shares of common stock outstanding as of July 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, converted accounts payable into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the $46,755 promissory note to October 31, 2015. The renewed note has an implied annual interest rate of 3%. Balance as of July 31, 2014 was $45,000. On February 2, 2015, Shift8 Networks made a principal payment of $2,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid to LBB & Associates Ltd., LLP during 2014 and 2013 for audit services rendered in connection with the audits and reviews of our consolidated financial statements.

Description of Fees	2014	2013

Audit Fees	$59,000	$32,000
Audit Related Fees	-0-	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

During the years ended July 31, 2014 and 2013, the Company paid $17,250 and $5,750, respectively to MiddletonRainesZapata, LLP for tax work related to the consolidated tax returns.

Pre-Approval of Audit and Non-Audit Services

The Board of Directors considered whether the non-audit services provided by LBB & Associates Ltd., LLP are compatible with maintaining their independence. Prior to engagement of an independent accounting firm for the next year’s audit, the Board of Directors is asked to pre-approve the engagement of the independent accounting firm, and the projected fees for audit services and audit-related services that we will incur. The fee amounts approved for the audit and audit-related services are updated to the extent necessary at meetings of the Board of Directors during the year. In the 2014 fiscal year, there were no fees paid to LBB & Associates Ltd., LLP under a de minimis exception to the rules that waives pre-approval for certain non-audit services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are exhibits to this report.

Number	Description
2.1	Agreed Order Confirming Joint Plan of Reorganization filed by Plan Proponents. (Exhibit 2.1 to Form 8-K filed on April 11, 2014)
2.2	Plan Proponents’ Joint Chapter 11 Plan of Reorganization as Modified on the Record on April 4, 2014. (Exhibit 2.2 to Form 8-K filed on April 11, 2014)
2.3	Plan Supplement Naming Independent Director in Connection With Plan Proponents’ Joint Chapter 11 Plan of Reorganization. (Exhibit 2.3 to Form 8-K filed on April 11, 2014)
2.4	Disclosure Statement Under 11 U.S.C. § 1125 and Bankruptcy Rule 3016 in Support of Plan Proponents’ Joint Chapter 11 Plan of Reorganization. (Exhibit 2.4 to Form 8-K filed on April 11, 2014)
2.5	Bankruptcy Settlement Agreement dated January 15, 2014. (Exhibit 10.1 to Form 8-K filed on January 23, 2014)
2.6	Order Authorizing the Sale of 100% Equity Interests of Dishon Disposal, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 27, 2014. (Exhibit 2.6 to Form 8-K filed on July 7, 2014)
2.7	Order Authorizing the Sale of 100% Equity Interests of Hurley Enterprises, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 26, 2014. Exhibit 2.7 to Form 8-K filed on July 24, 2014)
3.1	Amended and Restated Articles of Incorporation. (Exhibit 3.1 to Form 8-K filed on April 11, 2014)
3.2	Amended and Restated Bylaws. (Exhibit 3.2 to Form 8-KA filed on April 25, 2014)
3.3	Second Amended and Restated Bylaws, effective as of January 13, 2015 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.1	Bankruptcy Settlement Agreement dated January 15, 2014. (Exhibit 10.1 to Form 8-K filed on January 23, 2014)
10.2	Promissory note payable with Arthur L. Smith dated November 15, 2013 in the principal amount of $46,755 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on January 20, 2015 (File No. 001-15687)).
10.3	Promissory Note dated October 31, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.4	Promissory Note dated November 7, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.5	Promissory Note dated November 14, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.6	Promissory Note dated November 24, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.7	Promissory Note dated January 19, 2015 in the original principal amount of $310,000.00 plus interest at the rate of 7.0% per annum, payable in installments (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.8	Stock Purchase Agreement dated January 13, 2015, by and among Digerati Technologies, Inc. and Flagship Oil and Gas Corp. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.9	Form of stock award agreement under the Company's 2005 Stock Compensation Plan for grants to qualifying employees' 401K Retirement Accounts (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.10	Renewal and Extension Promissory Note payable with Arthur L. Smith dated January 31, 2015 in the principal amount of $46,755 plus interest at the rate of 3.0% per annum due October 31, 2015. (filed as Exhibit 10.9 to the Company's Current Report on Form 10-Q filed on February 20, 2015 (File No. 001-15687)).
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: July 15, 2015	By:	/s/ Arthur L. Smith
Arthur L. Smith
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer	July 15, 2015
Arthur L. Smith

/s/ Antonio Estrada Jr.	Principal Accounting Officer	July 15, 2015
Antonio Estrada Jr.	Principal Finance Officer

/s/ Craig K. Clement	Director	July 15, 2015
Craig K. Clement

/s/ Maxwell A. Polinsky	Director	July 15, 2015
Maxwell A. Polinsky

EXHIBIT INDEX

Number	Description
21.1	Subsidiary List
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

