Form 10-Q
period 2014-10-31
Digerati Technologies, Inc.
filed 2015-08-31
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

Non-accelerated filer ☐                                           Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Number of Shares	Class Common Stock	As of
5,113,030	$0.001 par value	August 31, 2015

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2014

2

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 4	CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2014 AND AS OF JULY 31, 2014 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 (UNAUDITED)

PAGE 6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 (UNAUDITED)

PAGES 7-11	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	October 31, 2014	July 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$183	$347
Restricted cash	-	1,838
Accounts receivable, net of allowance for doubtful accounts of $54 and $54, respectively	13	9
Prepaid and other current assets	157	157
Total current assets	353	2,351

LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $95 and $91, respectively	55	59
Property and equipment, net	1	1
Total assets	$409	$2,411

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$983	$1,283
Accounts payable - related parties	60	-
Accrued liabilities	256	376
10% Convertible debentures	-	50
Current portion of long term debt	56	1,338
Derivative liability	-	10
Total current liabilities	1,355	3,057

LONG-TERM LIABILITIES:
Customer deposits	138	138
Total long-term liabilities	138	138

Total liabilities	1,493	3,195

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 1,977,626 and 1,977,626 issued and outstanding, respectively	2	2
Additional paid in capital	75,161	75,161
Accumulated deficit	(76,248)	(75,948)
Other comprehensive income	1	1
Total stockholders' deficit	(1,084)	(784)
Total liabilities and stockholders' deficit	$409	$2,411

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three months ended October 31,
	2014	2013
OPERATING REVENUES:
Global VoIP services	$14	$54
Cloud-based hosted services	60	97

Total operating revenues	74	151

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	42	122
Selling, general and administrative expense	206	236
Legal and professional fees	82	524
Depreciation and amortization expense	4	4
Total operating expenses	334	886

OPERATING LOSS	(260)	(735)

OTHER INCOME (EXPENSE):
Gain (loss) derivative instruments and disposal of fixed assets	(29)	(16)
Interest expense	(11)	(49)
Total other income (expense)	(40)	(65)

LOSS FROM CONTINUING OPERATIONS, BEFORE TAX	(300)	(800)

INCOME TAX BENEFIT FROM DISCONTINUED OPERATIONS	-	819
INCOME (LOSS) FROM CONTINUING OPERATIONS	(300)	19
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	-	1,590
NET INCOME (LOSS) ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$(300)	$1,609

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
From continuing operations	$(0.15)	$0.01
From discontinued operations	$-	$0.80
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED ATTRIBUTED TO DIGERATI
TECHNOLOGIES, INC. SHAREHOLDERS	$(0.15)	$0.81

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,977,626	1,977,626

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended October 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(300)	$1,609
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
(Gain) loss on derivative instruments and disposal of fixed assets	(10)	16
Depreciation, amortization and accretion	4	3,252
Changes in operating assets and liabilities:
Accounts receivable	(4)	1,768
Prepaid expenses and other current assets	-	248
Accounts payable	58	266
Accounts payable - related parties	60	-
Accrued liabilities	18	(1,630)
Net cash (used in ) provided by operating activities	(174)	5,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	-	(1,851)
Net cash used in investing activities	-	(1,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	-	(1,323)
Proceeds from notes payable	10	37
Net cash provided by (used in) financing activities	10	(1,286)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(164)	2,392
CASH AND CASH EQUIVALENTS, beginning of period	347	6,543

CASH AND CASH EQUIVALENTS, end of period	$183	$8,935

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
NON-CASH TRANSACTIONS:
Repayment of liabilities with restricted cash	$1,838	$-

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

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

Taxes

The effective tax rate was 0% for the three months ended October 31, 2014, and an effective tax rate of 44% for the three months ended October 31, 2013.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s unaudited interim consolidated financial statements for the period ended October 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $76,248,000 and a working capital deficit of approximately $1,002,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s unaudited interim consolidated financial statements as of October 31, 2014 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

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

(d)	The Reorganized Debtor was required to hold a Stockholder Meeting to elect a new board of directors after August 31, 2014, and before September 15, 2014. The Reorganized Debtor’s officers and directors, as well as the parties to the BSA and a Rule 11 Mediated Settlement Agreement dated January 14, 2014 (the “Rule 11 Agreement”), were not eligible for election to the new board of directors at the Stockholder Meeting. Messrs. Smith and Estrada were not permitted to solicit proxies in connection with the Stockholder Meeting but were allowed to vote shares of common stock owned by them. Subsequently, on September 15, 2014, the Company held its Annual Meeting of Shareholders, and new directors were elected.

(e)	Under the Reorganization Plan title to the issued and outstanding shares of Dishon Disposal, Inc., a North Dakota corporation (“Dishon”), and Hurley Enterprises, Inc., a Montana corporation (“Hurley”), owned by Digerati were transferred to a Grantor Trust subject to existing liens and the Rule 11 Agreement. The Dishon and Hurley shares did not vest in the Reorganized Debtor and remained the property of Digerati’s bankruptcy estate. Additionally, under the Reorganization Plan certain retained litigation claims were transferred to the Grantor Trust. The beneficiary of the Grantor Trust is the Reorganized Debtor. The trustee and Disbursing Agent of the Grantor Trust is Mr. William R. Greendyke. All other assets of Digerati that are not transferred to the Grantor Trust and/or retained by Digerati vested in the Reorganized Debtor as of the Confirmation Date, including but not limited to the common stock of Shift8 Technologies, Inc., free and clear of liens, claims and encumbrances.

(f)	All of the issued and outstanding shares of Dishon and Hurley were sold by the Grantor Trust and the proceeds from the sale were distributed by the trustee and Disbursing Agent to discharge certain allowed claims. The claims distribution set forth in the Reorganization Plan were as follows:

(i)	Allowed priority claims were paid in full from cash on hand.

(ii)	Allowed administrative claims will be paid from the proceeds of the sale of the Dishon and Hurley shares except for those amounts paid pursuant to the budget attached to the Reorganization Plan. The Company estimated the maximum potential amount of any federal income tax liability on the gains derived from the sale of the Dishon and Hurley shares and deposited that amount into a reserve account until determination of the actual taxes due.

(iii)	Proceeds from the sale of the Dishon shares in excess of $1,250,000 plus one-half of Digerati’s unpaid professional fees (the “Dishon Carve Out”) and amount reserved for taxes were delivered to creditors holding $30,000,000 of Digerati’s indebtedness secured by the Dishon shares, up to the principal of and accrued interest on such indebtedness. In addition, the secured creditors maintain a right to seek a refund if the estimated amount withheld for taxes on the sale of the Dishon shares exceeds the tax obligation.

(iv)	Proceeds from the sale of the Hurley shares in excess of $1,250,000 plus one-half of Digerati’s unpaid professional fees (the “Hurley Carve Out”) and amount reserved for taxes were delivered to creditors holding $30,000,000 of Digerati’s indebtedness secured by the Hurley shares, up to the principal of and accrued interest on such indebtedness. In addition, the secured creditors maintain a right to seek a refund if the estimated amount withheld for taxes on the sale of the Hurley shares exceeds the tax obligation. Principal of or interest on Digerati’s indebtedness secured by the Hurley shares that is in excess of the net proceeds from the sale of Hurley shares has been waived.

(v)	Allowed unsecured claims of $1,000 or less were paid in full from cash on hand.

(vi)	Allowed unsecured claims greater than $1,000 were paid in full from the Dishon Carve Out and the Hurley Carve Out. The excess from the combined $2,500,000 withheld from the sale of the Dishon shares and Hurley shares will be applied to the unpaid professional fees.

(vii)	All cure payments under assumed contracts were paid within 90 days of April 4, 2014.

(viii)	All executory contracts of Digerati were rejected except as previously assumed by order in the Bankruptcy Court or specifically listed as assumed in the Reorganization Plan.

(ix)	The Reorganized Debtor released Messrs. Arthur L. Smith, Antonio Estrada, William E. McIlwain and James J. Davis in their individual capacity and their respective capacities as officers and/or directors, as applicable, of Digerati, Hurley or Dishon of all claims and causes of action that arise on or before the Confirmation Date that could be asserted by Digerati, the estate and/or on account of the Bankruptcy through the Stockholder Meeting. The Reorganized Debtor also released Messrs. Arthur L. Smith, William McIlwain and James Davis to the greatest extent provided by law from any claims.

(x)	The Reorganization Plan became effective on December 31, 2014.

NOTE 4 – NOTES PAYABLE

At October 31, 2014 and July 31, 2014, outstanding debt consisted of the following: (In thousands)

Outstanding debt consisted of the following:	October 31,	July 31,
	2014	2014
Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured. (See details below)	$-	$560
Note payable to Vantage Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing December 29, 2011, collateralized by Digerati’s assets. (See details below)	-	13
Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati’s assets. (See details below)	-	122
Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by Digerati’s assets. (See details below)	-	154
Note payable to ATVF II payable in monthly installments, bearing interest at 16% for the first year and 18% during the second year, maturing May 10, 2013, collateralized by Digerati’s assets. (See details below)	-	186
Note payable to Thermo Credit, LLC., interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing August 2, 2012, collateralized by Digerati’s accounts receivable. Bearing an annual interest rate equivalent to the lesser of the maximum rate and the greater of the prime rate plus 8.25% or 11.5%, a commitment fee of 2% and weekly monitoring fee of .05%. Digerati is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, for the 12-month period, of not less than 1.0 as of the last day of each quarter and 2) A consolidated operating income, for the 12-month period, of not less than zero as of the last day of each fiscal year. (See details below)	-	258
Note payable to Arthur L. Smith, bearing interest of 3.00% per annum, maturity October 31, 2015, unsecured. (See details below)	46	45
Convertible Debentures (See details below)	-	50
Note payable to Flagship Oil and Gas Corp., bearing interest of 7.00% per annum, maturity January 5, 2015, unsecured. (See details below)	10	-
Total outstanding long-term debt	$56	1,388
Current portion of long-term debt	(56)	(1,388)
Long-term debt, net of current portion	$-	$-

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

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, converted accounts payable into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the promissory note to October 31, 2015. The renewed note has an implied annual interest rate of 3%. Balance as of October 31, 2014 was approximately $46,000.

On April 3, 2012, May 2, 2012, May 15, 2012 and June 21, 2012 Digerati entered into four Convertible Debentures totaling $75,000, the balance outstanding at January 31, 2015 and July 31, 2014 was $0 and $50,000, net of discount, respectively. On April 4, 2014, under the Reorganization Plan, the warrants issued under the convertible debentures were cancelled. On October 2, 2014, under the Reorganization Plan, the appointed trustee of the Grantor Trust paid the principal balance outstanding to the debenture holders

On October 31, 2014 the Company executed a promissory note payable to Flagship Oil and Gas Corp., for $10,000, accruing 7% interest, due on January 5, 2015, and unsecured.

Subsequent to the quarter ending October 31, 2014, on November 7, 2014, November 14, 2014, and November 24, 2014 the Company executed three promissory notes payable to Flagship Oil and Gas Corp., for $10,000 each, accruing 7% interest, due on January 5, 2015, and unsecured. On January 13, 2015, the Company issued 363,636 shares of Common Stock for payment of the principal and accrued interest on the four notes to Flagship Oil and Gas Corp.

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

As of October 31, 2014, Digerati did not have any outstanding options. On April 4, 2014 under the Reorganization Plan all outstanding options were cancelled. Unamortized compensation cost totaled $0 at October 31, 2014 and October 31, 2013.

NOTE 6 – WARRANTS

A summary of the warrants as of October 31, 2014 and July 31, 2014 and the changes during periods are presented below:

Weighted- average
		Weighted- average	remaining contractual
	Warrants	exercise price	term (years)
Outstanding at July 31, 2014	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at October 31, 2014	-	$-	-
Exercisable at October 31, 2014	-	$-	-

As of October 31, 2014, Digerati did not have any outstanding warrants. On April 4, 2014 under the Agreed Order and Reorganization Plan all outstanding warrants were cancelled.

NOTE 7 – SIGNIFICANT CUSTOMERS

During the three months ended October 31, 2014, the Company derived a significant amount of revenue from six customers, comprising 18%, 18%, 16%, 12%, 10%, and 10% of the total revenue for the period, respectively, compared to two customers, comprising 44% and 9% of the total revenue for the three months ended October 31, 2013.

During the three months ended October 31, 2014, the Company derived a significant amount of accounts receivable from three customers, comprising 85%, 6% and 4% of the total accounts receivable for the period, compared to two customers, comprising 73% and 12% of the total accounts receivable for the three months ended October 31, 2013.

NOTE 8 – RELATED PARTY TRANSACTIONS

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, converted accounts payable into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the $46,755 promissory note to October 31, 2015. The renewed note has an implied annual interest rate of 3%. Balance as of October 31, 2014 was approximately $46,000.

On October 31, 2014 the Company executed a promissory note payable to Flagship Oil and Gas Corp., for $10,000, accruing 7% interest, due on January 5, 2015, and unsecured.

NOTE 9 – SUBSEQUENT EVENTS

On November 7, 2014, November 14, 2014 and November 24, 2014 Digerati entered into three Promissory Notes for a total of $30,000 with Flagship Oil and Gas Corp. Craig K. Clement, the CEO and a director of Flagship, is also a Digerati director. The notes have an implied annual interest rate of 7% and all notes matured on January 5, 2015. Digerati also entered into a preemptive rights agreement with Flagship, under which the holder has the preemptive right, but not the obligation, to purchase any equity securities that the Company may propose to issue or sell. On January 13, 2015, the Company issued 363,636 shares of Digerati Common Stock for payment of the principal of and accrued interest on the $40,000 Flagship Notes.

On January 31, 2015, the Company executed a stock purchase agreement with Flagship Oil and Gas Corp. for the sale of 2,279,412 shares of Digerati Common Stock, and warrants for the purchase of an additional 300,000 shares of Common Stock at $0.14 per share for five years. In consideration for the shares and the warrants, the Company received a promissory note in the original principal amount of $310,000 plus interest at the rate of 7.0% per annum, payable in installments of $40,000 plus accrued interest on January 31, 2015; $60,000 plus accrued interest on February 13, 2015; and $210,000 plus accrued interest on March 6, 2015. The Black-Scholes pricing model was used to estimate the relative fair value of the 300,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.37%, dividend yield of 0%, volatility of 312%, and an expected life of 5 years. The warrants have a relative fair value of approximately $34,627 and included in additional paid-in capital.

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three months ended October 31, 2014 and 2013. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014 filed with the Securities and Exchange Commission on July 15, 2015. For purposes of the following discussion, fiscal 2015 or 2015 refers to the year ended July 31, 2015 and fiscal 2014 or 2014 refers to the year ended July 31, 2014.

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

Results of Operations

Three Months ended October 31, 2014 Compared to Three Months ended October 31, 2013

Global VoIP Services. Global VoIP services revenue decreased by $40,000, or 74%, from the quarter ended October 31, 2013 to the quarter ended October 31, 2014. The decrease in revenue is attributed primarily to slowly dwindling Global VoIP services due in part to the constant price pressure in the market.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $37,000, or 38%, from the quarter ended October 31, 2013 to the quarter ended October 31, 2014. The decrease in revenue between periods is primarily attributed to the decrease in one key customer that generated significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $80,000, or 66%, from the quarter ended October 31, 2013 to the quarter ended October 31, 2014. The decrease in cost of services is a direct correlation to the decrease in total revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $30,000, or 13%, from the quarter ended October 31, 2013 to the quarter ended October 31, 2014. The decrease is attributed to the emphasis in controlling administrative expenses during the period.

Legal and professional fees. Legal and professional fees decreased by $442,000, or 84%, from the quarter ended October 31, 2013 to the quarter ended October 31, 2014. The decrease is attributable to the reduction in legal fees, during the period ending October 31, 2014; the Company incurred a reduced amount in legal fees associated with the voluntary petition pursuant to Chapter 11 of the U.S. Bankruptcy Code.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $260,000 for the three months ended October 31, 2014 compared to an operating loss of $735,000 for the three months ended October 31, 2013. The decrease in operating loss between periods is primarily attributed to the decrease in legal and professional fees of $442,000 and a decrease between periods in selling, general and administrative expense of approximately $30,000.

Other income (expense). Other income (expense) decreased by $25,000, or 38%, from the quarter ended October 31, 2013 to the quarter ended October 31, 2014. The primary reason for the decrease in other income (expense) is attributed to the decrease between periods in interest expense of approximately $38,000 as a result of decrease in debt between periods.

Net loss from continuing operations, before tax. Net loss from continuing operations, before tax improved by $500,000 or 63%, from the three months ended October 31, 2013 to the three months ended October 31, 2014. The improvement in net loss from continuing operations, before tax is primarily attributed to the decrease in legal and professional fees of $442,000 and a decrease between periods in selling, general and administrative expense of approximately $30,000.

Income tax benefit from discontinued operations. Income tax benefit from discontinued operations decreased by $819,000 or 100%, from the quarter ended October 31, 2013 to the quarter ended October 31, 2014.

Net income from discontinued operations, net of taxes. Net income from discontinued operations, net of taxes decreased by $1,590,000 or 100%, from the quarter ended October 31, 2013 to the quarter ended October 31, 2014.

Net income (loss) attributed to Digerati Technologies, Inc. Net income (loss) attributed to Digerati Technologies, Inc. decreased by $1,909,000 or 119%, from the quarter ended October 31, 2013 to the quarter ended October 31, 2014. The decline in net income (loss) attributed to Digerati Technologies; Inc. is as a result of the decrease in net income from discontinued operations between periods. During FY 2014 the Company sold its interest in discontinued operations and as a result there was no income from discontinued operations during the period.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $183,000 as of October 31, 2014. Net cash consumed by operating activities during the three months ended October 31, 2014 was approximately $174,000. There was no cash consumed by investing activities during the three months ended October 31, 2014. Cash provided by financing activities during the three months ended October 31, 2014 was approximately $10,000. Overall, our net operating, investing and financing activities during the three months ended October 31, 2014 consumed approximately $164,000 of cash.

We are currently utilizing our available cash to fund any deficiencies in our cash flows from operations. Our current cash expenses are expected to be approximately $75,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of October 31, 2014 our total liabilities were approximately $1,493,000. As mentioned in Note 3 to the Financial Statements, upon the sale of the shares of Dishon and Hurley and in accordance with the Reorganization Plan, the appointed trustee paid approximately $1,838,000 of unsecured claims and intents to pay approximately $1,700,000 in professional fees. In addition, the trustee paid approximately $41,500,000 in secured claims. There were no proceeds from the sale of Dishon and Hurley shares in excess of the unsecured claims, professional fees and secured claims.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated deficit in Stockholders’ Deficit of approximately $76,248,000, which raises substantial doubt about our ability to continue as a going concern.

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

As of October 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were not effective based on the COSO criteria. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

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

None

Item 3.       Defaults Upon Senior Securities.

None

Item 5.       Other Information.

Family Relationships

There are no family relationships between any of the Company’s directors or officers.

Related Party Transactions

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, converted accounts payable into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the $46,755 promissory note to October 31, 2015. The renewed note has an implied annual interest rate of 3%. Balance as of October 31, 2014 was approximately $46,000.

On October 31, 2014 the Company executed a promissory note payable to Flagship Oil and Gas Corp., for $10,000, accruing 7% interest, due on January 5, 2015, and unsecured.

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

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: August 31, 2015	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 31, 2015	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

