Form 10-K
period 2015-07-31
Digerati Technologies, Inc.
filed 2015-09-30
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $664,694 based on the closing price of $0.13 per share on September 29, 2015, as reported on the over-the-counter bulletin board.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. ☐ Yes ☒ No

There were 5,113,030 shares of issuer’s Common Stock outstanding as of September 29, 2015.

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

On November 26, 2012, we completed the acquisition of two established oil field service companies with operations in North Dakota and Montana. Dishon Disposal, Inc., a North Dakota corporation (“Dishon”), is engaged primarily in the business of treating and disposing of oil field waste. Hurley Enterprises, Inc. a Montana corporation (“Hurley”), is engaged primarily in the business of providing oil field support equipment and services, including skid houses, telecommunication services, booster booths, portable toilets, generators, potable water and mess halls. During the year ending July 31, 2014, both Hurley and Dishon were sold by the Grantor Trust for an aggregate sale price of $41,500,000. See Note 3 in the consolidated financial statements.

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

Employees

As of July 31, 2015, we had 6 employees, all of whom performed operational, technical and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belongs to labor unions.

ITEM 1A.     RISK FACTORS.

Not Applicable to smaller reporting companies.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not Applicable to smaller reporting companies.

ITEM 2.        PROPERTIES.

Our executive office is located at 3463 Magic Drive, Suite 355, San Antonio, Texas, in leased space consisting of 1,090 square feet. The lease for this facility is on a month to month basis. We pay annual rent of $7,730. We believe that our leased facilities are suitable and adequate for their intended use.

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

Fiscal 2014	Low	High
First Quarter	$0.12	$0.37
Second Quarter	$0.15	$0.74
Third Quarter	$0.15	$0.51
Fourth Quarter	$0.10	$0.40

Fiscal 2015	Low	High
First Quarter	$0.10	$0.20
Second Quarter	$0.11	$0.33
Third Quarter	$0.19	$0.50
Fourth Quarter	$0.14	$0.22

Holders

As of September 25, 2015, there were approximately 1,275 record holders of our Common Stock.

Dividends

We have not paid cash dividends on our common stock because we have not generated sufficient earnings. We do not anticipate paying a dividend in the future and expect to use all available earnings to provide funds for growth of our business.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2015.

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

Sales of Unregistered Securities

On October 31, 2014, November 7, 2014, November 14, 2014, and November 24, 2014 the Company executed four promissory notes payable to Flagship Oil and Gas Corp., for $10,000 each, accruing 7% interest, due on January 5, 2015, and unsecured. On January 13, 2015, the Company issued 363,636 shares of Common Stock for payment of the principal and accrued interest on the notes.

During the year ended July 31, 2015, the Company executed a stock purchase agreement with Flagship Oil and Gas Corp. for the sale of 2,279,412 shares of Digerati Common Stock, and warrants for the purchase of an additional 300,000 shares of Common Stock at $0.14 per share for five years. In consideration for the shares and the warrants, the Company received a promissory note in the original principal amount of $310,000 plus interest at the rate of 7.0% per annum, payable in installments of $40,000 plus accrued interest on January 31, 2015; $60,000 plus accrued interest on February 13, 2015; and $210,000 plus accrued interest on March 6, 2015. The Black-Scholes pricing model was used to estimate the relative fair value of the 300,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.37%, dividend yield of 0%, volatility of 312%, and an expected life of 5 years. The warrants have a relative fair value of approximately $34,627 and included in additional paid-in capital. As of July 31, 2015 there is a subscription receivable amount of $29,500 for the remaining balance of the promissory note receivable, which is in default and was collected subsequent to year end in August 2015.

The transactions noted above were privately negotiated between Flagship Oil and Gas and the Company, with whom the Company had a prior relationship. The shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933.

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

The following is a discussion of the consolidated financial condition and results of operations for the fiscal years ended July 31, 2015 and 2014. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, fiscal 2015 or 2015 refers to the year ended July 31, 2015 and fiscal 2014 or 2014 refers to the year ended July 31, 2014.

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

Results of Operations

Global VoIP Services. Global VoIP services revenue decreased by $114,000, or 70%, from fiscal 2014 to fiscal 2015. The decrease in revenue is attributable primarily to the price pressure in our industry due to a reduction of international termination, the overall reduction in the number of carriers connected to our network, and our de-emphasis of our wholesale carrier business.

Cloud Communication Services. Cloud communication services revenue increased by $21,000, or 9%, from fiscal 2014 to fiscal 2015. The increase in revenue between periods is primarily attributed to the increase in revenue from key customers that generate significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $186,000, or 53%, from 2014 to 2015. The decrease in cost of services is a direct correlation to the decline in Global VoIP services revenue.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased by $224,000, or 41%, from 2014 to 2015. The increase is attributed to the expense associated primarily due to stock compensation.

Legal and professional fees. Legal and professional fees decreased by $2,440,000, or 91%, from 2014 to 2015. The decrease is attributable to the reduction in legal fees, during the period ended July 31, 2015; the Company incurred a reduced amount in legal fees associated with the voluntary petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. The Join Chapter 11 Plan of Reorganization became effective as of December 31, 2014, thus reducing legal fees during the period.

Bad debt. The Company recognized bad debt of $17,000 for the year ended July 31, 2015 for accounts that were deemed uncollectable.

Depreciation and amortization. Depreciation and amortization remained consistent between periods at $17,000.

Operating loss. The Company reported an operating loss of $939,000 for 2015 compared to an operating loss of $3,231,000 for 2014. The improvement in operating loss between periods is primarily attributed to the decrease in legal and professional fees of $2,440,000 and increase in gross margin between periods of $93,000.

Other income (expense). Other income (expense) decreased by $376,000, or 115% from 2014 to 2015. The primary reason for the decrease in other income (expense) is attributed to the recognition of $346,000 in a gain from debt extinguishment associated to certain debt forgiven as part of the Joint Chapter 11 Plan of Reorganization during the year ended July 31, 2014, the Company did not recognized any gain from debt extinguishment during the year ended July 31, 2015.

Loss from continuing operations, before tax. Net loss from continuing operations, before tax decreased by $1,916,000 or 66%, from the year ended July 31, 2014 to the year ended July 31, 2015. The decrease in net loss from continuing operations, before tax is primarily attributed to the decrease in legal and professional fees of $2,440,000 and increase in gross margin between periods of $93,000.

Income tax benefit from discontinued operations. Income tax benefit from discontinued operations decreased by $2,410,000 or 100%, from the year ended July 31, 2014 to the year ended July 31, 2015 due to no discontinued operations in 2015.

Income from discontinued operations, net of taxes. Income from discontinued operations, net of taxes decreased by $4,678,000 or 100%, from the year ended July 31, 2014 to the year ended July 31, 2015 due to no discontinued operations in 2015.

Net income (loss) attributed to Digerati Technologies, Inc. Net income (loss) attributed to Digerati Technologies, Inc. decreased by $5,172,000 or 124%, from the year ended July 31, 2014 to the year ended July 31, 2015. The increase in net income (loss) attributed to Digerati Technologies; Inc. is as a result of the decrease in net income from discontinued operations between periods. During FY 2014 the Company sold its interest in discontinued operations and as a result there was no income (loss) from discontinued operations during the period.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $19,000 as of July 31, 2015. Net cash consumed by operating activities during the year ended July 31, 2015 was approximately $645,000. Cash used in investing activities during the year ended July 31, 2015 was approximately $3,000. Cash provided by financing activities during the year ended July 31, 2015 was approximately $320,000 pursuant to the payments of various promissory notes during the year ended July 31, 2015. Overall, our net operating, investing and financing activities during the year ended July 31, 2015 consumed approximately $328,000 of cash.

Given our cash position we are taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2016 we anticipate reducing fixed costs, professional fees, general expenses and reducing compensation to our employees on an interim basis. To strengthen our business we intend to invest in a new marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value added resellers "VAR's" to tap into new sources of revenue streams. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. The growth in revenue is expected to be reflected during the period ending January 31, 2016.

Our current cash expenses are expected to be approximately $75,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of July 31, 2015 our total liabilities were approximately $1,392,000. As mentioned in Note 3 to the Financial Statements, upon the sale of the shares of Dishon and Hurley and in accordance with the Reorganization Plan, the appointed trustee paid approximately $1,838,000 of unsecured claims and intends to pay approximately $1,700,000 in professional fees. In addition, the trustee paid approximately $41,500,000 in secured claims. There were no proceeds from the sale of Dishon and Hurley shares in excess of the unsecured claims, professional fees and secured claims.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated deficit in Stockholders’ Deficit of approximately $76,936,000, which raises substantial doubt about our ability to continue as a going concern.

We will continue to work with various funding sources to secure additional debt and equity financings. During the year ending July 31, 2015 we secured $320,000 from various promissory notes. However, there can be no assurance that we will be successful in executing the aforementioned plans and be able to continue as a going concern.

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

Stock-based Compensation. We account for share-based compensation in accordance with provisions on share-based payments which require measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. There were no stock options granted during 2014 and 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Digerati Technologies, Inc.

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Digerati Technologies, Inc. and its subsidiaries (collectively, “Digerati”) as of July 31, 2015 and July 31, 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of Digerati’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digerati as of July 31, 2015 and July 31, 2014 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

September 30, 2015

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2015	July 31, 2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19	$347
Restricted cash	-	1,838
Accounts receivable, net of allowance for doubtful accounts of$0 and $54, respectively	1	9
Prepaid and other current assets	1	157
Total current assets	21	2,351

LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $106 and $91, respectively	44	59
Property and equipment, net	2	1
Total assets	$67	$2,411

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$940	$1,283
Accrued liabilities	271	376
10% Convertible debentures	-	50
Current portion of long term debt	43	1,338
Derivative liability	-	10
Total current liabilities	1,254	3,057

LONG-TERM LIABILITIES:
Customer deposits	138	138
Total long-term liabilities	138	138

Total liabilities	1,392	3,195

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 5,113,030 and 1,977,626 issued and outstanding, respectively	5	2
Additional paid in capital	75,634	75,161
Subscription receivable	(29)	-
Accumulated deficit	(76,936)	(75,948)
Other comprehensive income	1	1
Total stockholders' deficit	(1,325)	(784)
Total liabilities and stockholders' deficit	$67	$2,411

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended July 31,
	2015	2014
OPERATING REVENUES:
Global VoIP services	$49	$163
Cloud-based hosted services	246	225
Total operating revenues	295	388

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	168	354
Selling, general and administrative expense	777	553
Legal and professional fees	255	2,695
Bad debt	17	-
Depreciation and amortization expense	17	17
Total operating expenses	1,234	3,619

OPERATING LOSS	(939)	(3,231)

OTHER INCOME (EXPENSE):
Gain (loss) derivative instruments and disposal of fixed assets	(29)	(56)
Gain (loss) on debt extinguishment	(7)	346
Interest expense	(13)	37
Total other income (expense)	(49)	327

LOSS FROM CONTINUING OPERATIONS, BEFORE TAX	(988)	(2,904)

INCOME TAX BENEFIT FROM DISCONTINUED OPERATIONS	-	2,410
LOSS FROM CONTINUING OPERATIONS	(988)	(494)
NET INCOME FROM DISCONTINUED OPERATIONS (INCLUDING GAIN ON DISPOSAL OF $0 AND $4,581, RESPECTIVELY), NET OF TAXES	-	4,678
NET INCOME (LOSS) ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$(988)	$4,184

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
From continuing operations	$(0.27)	$(0.25)
From discontinued operations	$(0.00)	$2.37
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC. STOCKHOLDERS	$(0.27)	$2.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	3,683,646	1,977,626

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED JULY 31, 2015 AND 2014
(In thousands, except for share amounts)

	Common		Additional Paid-in	Subscription	Accumulated	Other Comprehensive
	Shares	Par	Capital	Receivable	Deficit	Income	Totals
BALANCE, July 31, 2013	1,977,626	$2	$75,161	$-	$(80,132)	$1	$(4,968)
Net income	-	-	-	-	4,184	-	4,184
BALANCE, July 31, 2014	1,977,626	$2	$75,161	$-	$(75,948)	$1	$(784)
Stock issued for services	492,356	-	118	-	-	-	118
Stock issued for debt & cash	2,643,048	3	348	(29)	-	-	322
Loss on debt extinguishment	-	-	7	-	-	-	7
Net loss	-	-	-	-	(988)	-	(988)
BALANCE, July 31, 2015	5,113,030	$5	$75,634	$(29)	$(76,936)	$1	$(1,325)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(988)	$4,184
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on debt extinguishment	7	(346)
(Gain) loss on derivative instruments and disposal of fixed assets	29	56
(Gain) on sale of Subsidiaries	-	(4,581)
Depreciation, amortization and accretion	17	8,994
Bad debt	17	-
Stock compensation	118	-
Changes in operating assets and liabilities:
Accounts receivable	(9)	32
Prepaid expenses and other current assets	156	133
Accounts payable	(24)	113
Accrued liabilities	32	(290)
Customer deposits	-	-
Net cash (used in) provided by operating activities	(645)	8,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Subsidiaries	-	41,500
Restricted cash	-	(1,838)
Purchases of property & equipment	(3)	(13,136)
Net cash (used in) provided by investing activities	(3)	26,526

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	282	-
Payments on debt, related party	(2)	-
Payments on debt	-	(46,384)
Proceeds from note payable, related party	-	45
Proceeds from notes payable	40	5,322
Net cash provided by (used in) financing activities	320	(41,017)

DECREASE IN CASH AND CASH EQUIVALENTS	(328)	(6,196)
CASH AND CASH EQUIVALENTS, beginning of period	347	6,543

CASH AND CASH EQUIVALENTS, end of period	$19	$347

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
NON-CASH TRANSACTIONS:
Notes payable repaid with common stock	$40	$-
Repayment of liabilities with restricted cash	$1,838	$-

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

Allowance for Doubtful Accounts.

Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2015 and 2014, Digerati’s allowance for doubtful accounts balance was $0 and $54,000, respectively.

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

Since January 1, 2007, Digerati accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, Digerati recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of July 31, 2015 and 2014.

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

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended July 31, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Our derivative liabilities as of July 31, 2015 and 2014 were $0 and $10,000, respectively and were valued using Level 3 inputs.

Recently issued accounting pronouncements. Digerati does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on Digerati’s results of operations, financial position or cash flows.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the year ending July 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $76,936,000 and a working capital deficit of approximately $1,233,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s consolidated financial statements as of July 31, 2015 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

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

NOTE 4 – INTANGIBLE ASSETS

During fiscal 2008, Digerati made a loan of $150,000 to NetSapiens Inc. The note receivable had a maturity date of June 26, 2008 with interest at 8% per year. The note was secured by NetSapiens’ proprietary Starter Platform License and SNAPsolution modules. On June 26, 2008 Digerati converted the outstanding interest and principal balance into a lifetime and perpetual NetSapiens’ License. The License provides Digerati with the ability to offer Hosted PBX (Private Branch eXchange), IP Centrex application, prepaid calling, call center, conferencing, messaging and other innovative telephony functionality necessary to offer standard and/or custom services to the Residential and Enterprise markets. The NetSapiens’ License is being amortized equally over a period of 10 years.

NOTE 5 - PROPERTY AND EQUIPMENT

Following is a summary of Digerati’s property and equipment at July 31, 2015 and 2014 (in thousands):

	Useful lives	2015	2014
Telecom equipment & software	1-5 years	$9	$6
Less: accumulated depreciation		(7)	(5)
Net–property and equipment		$2	$1

For the years ended July 31, 2015 and 2014, depreciation and amortization totaled approximately $17,000 and $17,000, respectively.

NOTE 6 – DEBT

At July 31, 2015 and 2014, outstanding debt consisted of the following: (In thousands).

	July 31,	July 31,
Outstanding debt consisted of the following:	2015	2014
Note payable to Alfonso Torres, payable upon maturity, bearing interest of 6.00% per annum, maturing July 31, 2012, unsecured. (See details below)	$-	$560
Note payable to Vantage Bank payable in monthly installments, bearing interest at 8.00% per annum, maturing December 29, 2011, collateralized by Digerati’s assets. (See details below)	-	13
Note payable to ATV Texas Ventures IV payable in monthly installments, bearing interest at 12.00% per annum, maturing October 10, 2012, collateralized by Digerati’s assets. (See details below)	-	122
Note payable to ATVF II payable in monthly installments, bearing interest at 12% for the first year and 18% during the second year, maturing January 10, 2013, collateralized by Digerati’s assets. (See details below)	-	154
Note payable to ATVF II payable in monthly installments, bearing interest at 16% for the first year and 18% during the second year, maturing May 10, 2013, collateralized by Digerati’s assets. (See details below)	-	186
Note payable to Thermo Credit, LLC, interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing August 2, 2012, collateralized by Digerati’s accounts receivable. Bearing an annual interest rate equivalent to the lesser of the maximum rate and the greater of the prime rate plus 8.25% or 11.5%, a commitment fee of 2% and weekly monitoring fee of .05%. Digerati is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, for the 12-month period, of not less than 1.0 as of the last day of each quarter and 2) A consolidated operating income, for the 12-month period, of not less than zero as of the last day of each fiscal year. (See details below)	-	258
Note payable to Arthur L. Smith, bearing interest of 3.00% per annum, maturity October 31, 2015, unsecured. (See details below)	43	45
Convertible Debentures (See details below)	-	50
Total outstanding long-term debt	43	1,388
Current portion of long-term debt	(43)	(1,388)
Long-term debt, net of current portion	$-	$-

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

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, converted accounts payable into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the promissory note to October 31, 2015. The renewed note has an implied annual interest rate of 3%. Balance as of July 31, 2015 was approximately $43,000.

On April 3, 2012, May 2, 2012, May 15, 2012 and June 21, 2012 Digerati entered into four Convertible Debentures totaling $75,000, the balance outstanding at July 31, 2015 and July 31, 2014 was $0 and $50,000, net of discount, respectively. On April 4, 2014, under the Reorganization Plan, the warrants issued under the convertible debentures were cancelled. On October 2, 2014, under the Reorganization Plan, the appointed trustee of the Grantor Trust paid the principal balance outstanding to the debenture holders

On October 31, 2014, November 7, 2014, November 14, 2014, and November 24, 2014 the Company executed four promissory notes payable to Flagship Oil and Gas Corp., for $10,000 each, accruing 7% interest, due on January 5, 2015, and unsecured. On January 13, 2015, the Company issued 363,636 shares of Common Stock for payment of the principal and accrued interest on the notes.

NOTE 7 – INCOME TAXES

Digerati files a consolidated tax return. Certain tax years are subject to examination by the Internal Revenue Service and certain state taxing authorities. As of July 31, 2015, Digerati had net operating loss carryforwards of approximately $18,381,000, net of approximately $1,348,000 AMT loss deduction to reduce future federal income tax liabilities. Income tax benefit (provision) for the years ended July 31, 2015 and 2014 are as follows:

The effective tax rate for Digerati is reconciled to statutory rates as follows:

	2015	2014
Expected Federal benefit (provision), at statutory rate	35.0%	35.0%
Change in valuation allowance	(35.0)%	(35.0)%
	0.0%	0.0%

Deferred tax assets are comprised of the following as of July 31, 2014 and 2013:

	2015	2014
Net operating loss carryover	$6,433,000	$6,855,000
Valuation allowance	(6,433,000)	(6,855,000)
Total deferred tax asset, net	$-	$-

At July 31, 2015, realization of Digerati’s deferred tax assets was considered not more likely than to be realized. The change in the valuation allowance for 2015 was approximately $422,000. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in Digerati’s combined financial statements. All tax years remain open to examination by the major taxing jurisdictions in which Digerati is subject to tax.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

Digerati leases its office space with monthly payments of $644; the lease is on a month to month basis. The annual rent expense under the operating lease was $8,715 and $8,635 for 2015 and 2014, respectively. The future minimum lease payment under the operating lease for fiscal year 2016 is $7,730.

Contingencies

On May 1, 2014, Recap Marketing & Consulting LLP, Rainmaker Ventures II, Ltd and WEM Equity Capital Investments, Ltd. filed an arbitration claim pursuant to the Bankruptcy Settlement Agreement claiming an aggregate of 4,054,923 shares of Digerati Common Stock, $.001 par value per share. On July 19, 2014, the arbitrator entered a decision that Recap Marketing & Consulting LLP was entitled to the transfer of 20,600 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati’s stockholder list as being held by other stockholders who were principals of Recap Marketing & Consulting, LLP. The arbitrator’s award also recognized 100 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati’s stockholder list as being held by Rainmaker Ventures II, Ltd, 4,400 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati’s stockholder list as being held by WEM Equity Capital Investments, Ltd. and 31,170 shares of Digerati Common Stock outstanding as of the date of the November Transactions as to which WEM Equity Capital Investments, Ltd. was the beneficial owner. In addition, the arbitrator dismissed challenges to the beneficial ownership of shares held by Arthur L. Smith and Antonio Estrada. Since all shares awarded by the arbitrator were outstanding as of the date of the award, Digerati was not required to issue additional shares of its Common Stock pursuant to the award. Recap Marketing & Consulting LLP and Rainmaker Ventures II, Ltd. subsequently challenged the findings of the arbitrator by filing a motion to vacate in In Re Digerati Technologies, Inc. (Case No. 13-33264H4-11; in the United States Bankruptcy Court for the Southern District of Texas, Houston Division), which was opposed by the Company. The motion to vacate is pending as of the date of this filing.

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

As of July 31, 2015, Digerati did not have any outstanding options.

Digerati recognized approximately $0 in stock based compensation expense to employees and consultants during the years ended July 31, 2015 and 2014 related to stock options. On April 4, 2014 under the Reorganization Plan all outstanding options were cancelled. Unamortized compensation cost totaled $0 at July 31, 2015 and July 31, 2014.

A summary of the options as of July 31, 2015 and July 31, 2014 and the changes during the periods are presented below:

		Weighted-	Weighted- average
	Options	average exercise price	remaining term (years)

Outstanding at July 31, 2013	126,300	$5.30	3.7
Granted	-	-	-
Cancelled	(126,300)	5.30	2.90
Outstanding at July 31, 2014	-	$-	-
Granted	-	-	-
Cancelled	-	-	-
Outstanding at July 31, 2015	-	$-	-
Exercisable at July 31, 2015	-	$-	-

During the year ended July 31, 2015, the Company issued 492,356 common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense of $118,165 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

NOTE 10 – WARRANTS

During the year ended July 31, 2015, the Company executed a stock purchase agreement with Flagship Oil and Gas Corp. for the sale of 2,279,412 shares of Digerati Common Stock, and warrants for the purchase of an additional 300,000 shares of Common Stock at $0.14 per share for five years. In consideration for the shares and the warrants, the Company received a promissory note in the original principal amount of $310,000 plus interest at the rate of 7.0% per annum, payable in installments of $40,000 plus accrued interest on January 31, 2015; $60,000 plus accrued interest on February 13, 2015; and $210,000 plus accrued interest on March 6, 2015.

The Black-Scholes pricing model was used to estimate the relative fair value of the 300,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.37%, dividend yield of 0%, volatility of 312%, and an expected life of 5 years. The warrants have a relative fair value of approximately $34,627 and included in additional paid-in capital. As of July 31, 2015 there is a subscription receivable amount of $29,500 for the remaining balance of the promissory note receivable.

A summary of the warrants as of July 31, 2015 and 2014 and the changes during the years ended July 31, 2015 and 2014 are presented below:

		Weighted-	Weighted- average
		average	remaining
	Warrants	exercise price	contractual term (years)

Outstanding at July 31, 2013	120,600	$4.60	3.60
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(120,600)	4.60	2.80
Outstanding at July 31, 2014	-	$-	-
Granted	300,000	0.136	5.00
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2015	300,000	$0.136	4.50
Exercisable at July 31, 2015	300,000	$0.136	4.50

NOTE 11 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding. During the year ended July 31, 2015, the Company issued 492,356 common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense of $118,165 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates. We did not make any contributions during year ended July 31, 2014.

NOTE 12 – SIGNIFICANT CUSTOMERS

During the year ended July 31, 2015, the Company derived a significant amount of revenue from four customers, comprising 20%, 15%, 12%, and 10% of the total revenue for the period, respectively, compared to four customers, comprising 22%, 14%, 14%, and 11% of the total revenue for the year ended July 31, 2014.

During the year ended July 31, 2015, the Company derived a significant amount of accounts receivable from one customer, comprising 75% of the total accounts receivable for the period, compared to one customer, comprising 93% of the total accounts receivable for the year ended July 31, 2014.

NOTE 13 – RELATED PARTY TRANSACTIONS

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, converted accounts payable into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the $46,755 promissory note to October 31, 2015. The renewed note has an implied annual interest rate of 3%. Balance as of July 31, 2015 was approximately $43,000.

On October 31, 2014, November 7, 2014, November 14, 2014, and November 24, 2014 the Company executed four promissory notes payable to Flagship Oil and Gas Corp., for $10,000 each, accruing 7% interest, due on January 5, 2015, and unsecured. On January 13, 2015, the Company issued 363,636 shares of Common Stock for payment of the principal and accrued interest on the notes.

During the year ended July 31, 2015, the Company executed a stock purchase agreement with Flagship Oil and Gas Corp. for the sale of 2,279,412 shares of Digerati Common Stock, and warrants for the purchase of an additional 300,000 shares of Common Stock at $0.14 per share for five years. In consideration for the shares and the warrants, the Company received a promissory note in the original principal amount of $310,000 plus interest at the rate of 7.0% per annum, payable in installments of $40,000 plus accrued interest on January 31, 2015; $60,000 plus accrued interest on February 13, 2015; and $210,000 plus accrued interest on March 6, 2015. The Black-Scholes pricing model was used to estimate the relative fair value of the 300,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.37%, dividend yield of 0%, volatility of 312%, and an expected life of 5 years. The warrants have a relative fair value of approximately $34,627 and included in additional paid-in capital. As of July 31, 2015 there is a subscription receivable amount of $29,500 for the remaining balance of the promissory note receivable.

NOTE 14 – SUBSEQUENT EVENTS

On August 14, 2015, Flagship Oil and Gas Corp. paid $36,065 to the Company for the remaining principal balance and accrued interest associated with the Flagship Notes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2015 due to failure to timely file reports on Form 10-K as of July 31, 2014 and Form 10-Q as of October 31, 2014, January 31, 2015, and April 30, 2015. However upon filing this Form 10-K as of July 31, 2015 the Company will be current with their reports.

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

As of July 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were not effective based on the COSO criteria.

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

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of July 31, 2015.

Name	Age	Position Held	Held Office Since
Arthur L. Smith	50	President & Chief Executive Officer	2003
Crag K. Clement	57	Chairman of the Board	2014
Maxwell A. Polinsky	57	Director	2014
Antonio Estrada Jr.	41	Chief Financial Officer	2007

Arthur L. Smith (50) is our Chief Executive Officer, President, and Secretary. Mr. Smith has over 21 years of specialized experience in the telecommunications, technology, and oil and gas industries.  As the founder of Digerati, formerly known as ATSI Communications, Inc. (“ATSI”), he led the Company’s start-up operation focused on the USA – Mexico telecommunications corridor to over US$65 million in annual revenue and a listing on the American Stock Exchange that resulted in a market value of over US$450 million. Between 1999 and 2009, ATSI was a three-time recipient of Deloitte and Touche's Fast 500 Award for recognition as one of the 500 fastest growing technology companies in North America.  As CEO of ATSI, Mr. Smith also co-founded the Company’s highly successful Internet software subsidiary, GlobalSCAPE, Inc., in 1996 (NYSE MKT: GSB).  As Chairman of the Board of GlobalSCAPE, he led the Company's strategic and business development efforts from inception through its growth strategy that resulted in a listing on a public stock exchange and the subsequent sale of ATSI’s ownership to private investors in June 2002.  Through FY2014, Mr. Smith served as a director for the Company’s oilfield services subsidiaries, Dishon Disposal, Inc. and Hurley Enterprises, Inc. and is currently President and CEO of the Company’s cloud communications subsidiary, Shift8 Technologies, Inc.

Crag K. Clement (57) is our Chairman of the Board. Mr. Clement has nearly thirty-five years of executive and board of director experience with Technology (telecom, software, hardware) and Oil Exploration and Production (E&P) entities (Bettis, Boyle and Stovall, Buffalo Royalty, Petroleum Search, Yucca, and NASDAQ: PAN), where he was responsible for asset management, acquisitions/divestitures, strategic/tactical planning, financial operations, corporate finance, legal, transaction structuring, business development, investor relations and oversight. He assisted in the growth of a San Antonio-based telecom provider (AMEX: AI) from 10 employees to 500, achieving a public market valuation over US$450 million. He was the founding CEO of GlobalSCAPE, Inc. (NYSE MKT: GSB), the developer and owner of the popular FTP client software utility, CuteFTPTM. Craig was the former Chairman of the South Texas Regional Center for Innovation and Commercialization, which screened and supported entrepreneurs through the Texas Emerging Technology Fund managed by the Texas Governor's office, which invested more than $350 million in Texas-based technology start-ups. From early 2011 through September, 2014, Craig served as a consultant to various E&P entities including Morning Star, BP, and Forge Energy (EnCap and Pine Brook – private equity sponsored). Since October of 2014, Mr. Clement has held the position of CEO for Flagship Oil and Gas Corp. (www.fsogc.com).

Maxwell A. Polinsky (57) is our Director. Mr. Polinsky is currently the President and a Director of Winston Gold Mining, a Canadian-based mineral exploration company, and a principal in Venbanc Investment and Management Group Inc., an investment and merchant bank he co-founded in 1994. From 2009 to 2011, Mr. Polinsky was the Chief Financial Officer and a director of RX Exploration Inc., a company that successfully re opened the previous old historic Drumlummmon gold mine in Montana. Mr. Polinsky also served as a director of Nerium Biotechnology from 2006 to 2010, XPEL Technologies from 2003 to 2009, and Nighthawk Systems from 2001 to 2007. Mr. Polinsky holds a Bachelor of Commerce degree from the University of Manitoba.

Antonio Estrada Jr. (41) is our Chief Financial Officer and Treasurer. Mr. Estrada is a seasoned financial executive with over 17 years of experience in the telecommunications and oil and gas industries. Mr. Estrada’s vast experience includes financial reporting and modeling, strategic planning, grant writing, and cash management. Mr. Estrada served as the Sr. VP of Finance and Corporate Controller of Digerati, formerly known as ATSI Communications, Inc., from 2008 to 2013. From 1999 to 2008, Mr. Estrada served in various roles within ATSI, including International Accounting Manager, Treasurer, Internal Auditor, and Controller. Mr. Estrada graduated from the University of Texas at San Antonio, with a Bachelors of Business Administration, with a concentration in Accounting.

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

Audit Committee and Audit Committee Financial Expert

We do not have an audit or other committee of our Board of Directors that performs equivalent functions. Our Board of Directors performs all functions of the audit committee. Mr. Maxwell A. Polinsky served as the Audit Committee Financial Expert during the year ended July 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

The compensation programs presently in effect with respect to our Chief Executive Officer and Chief Financial Officer were established by the Agreed Order Confirming Joint Plan of Reorganization Filed by Plan Proponents entered by the United States Court for the Southern District of Texas, Houston Division in In Re Digerati Technologies, Inc. As set forth in the Agreed Order, Messrs. Smith and Estrada each receive a net base salary of $8,900 per month. No other cash compensation is presently being paid to our Named Executive Officers.

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

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($)		All Other Compensation ($)		Total ($)

Arthur L. Smith CEO & President	2015 2014	$ $	139,473 109,500	$ $	-0- -0-	$ $	32,914 -0-	$ $	-0- -0-	$ $	-0- -0-	$ $	172,387 109,500

Antonio Estrada Jr. CFO	2015 2014	$ $	139,473 109,500	$ $	-0- -0-	$ $	32,914 -0-	$ $	-0- -0-	$ $	-0- -0-	$ $	172,387 109,500

1)	During the year ended July 31, 2015, the Digerati issued common shares as part of the Company’s profit sharing plan contribution.

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

OUTSTANDING EQUITY AWARDS AS OF JULY 31, 2015 (1)

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Arthur L. Smith	-	-	-	-	-	-

Antonio Estrada Jr.	-	-	-	-	-	-

1)	As of July 31, 2015, Digerati did not have any outstanding options.

Compensation of Directors

Each Director that is not an officer is reimbursed the reasonable out-of-pocket expenses in connection with their travel to attend meetings of the Board of Directors. Each Director that is not an officer was paid $1,000 per month.

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

The following table lists the beneficial ownership of shares of our Common Stock by (i) each person known to own more than 5% of our outstanding voting securities, (ii) each Director and nominee, (iii) the Named Executive Officers and (iv) all Directors and officers as a group. Information with respect to officers, Directors and their families is as of July 30, 2015 and is based on our books and records and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of our principal executive office and all securities are beneficially owned solely by the person indicated.

	COMMON	% OF
NAME OF INDIVIDUAL OR GROUP	STOCK	CLASS (1)

INDIVIDUAL OFFICERS,
DIRECTORS AND NOMINEES

Arthur L. Smith President, Chief Executive Officer Director	312,988	6.10%

Crag K. Clement (2) Chairman of the Board	2,643,048	51.70%

Maxwell A. Polinsky Director	4,400	0.01%

Antonio Estrada Jr. Chief Financial Officer	315,488	6.20%

ALL OFFICERS AND DIRECTORS AS A GROUP	3,275,924	64.01%

(1)	Based upon 5,113,030 shares of common stock outstanding as of July 31, 2015.
(2)	Indirect beneficial ownership through Flagship Oil and Gas Corp.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The Board has determined that Mr. Maxwell A. Polinsky satisfies the independence requirements in the NYSE Manual. In making the determination of director independence with respect to Mr. Crag K. Clement, the Board of Directors considered that the indirect beneficial ownership through Flagship Oil and Gas Corp., of 51.7% of our outstanding Common Stock and determined that Mr. Clement did not meet the requirements to be considered independent.

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, converted accounts payable into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note has an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the $46,755 promissory note to October 31, 2015. The renewed note has an implied annual interest rate of 3%. Balance as of July 31, 2015 was approximately $43,000.

On October 31, 2014, November 7, 2014, November 14, 2014, and November 24, 2014 the Company executed four promissory notes payable to Flagship Oil and Gas Corp., for $10,000 each, accruing 7% interest, due on January 5, 2015, and unsecured. On January 13, 2015, the Company issued 363,636 shares of Common Stock for payment of the principal and accrued interest on the notes.

During the year ended July 31, 2015, the Company executed a stock purchase agreement with Flagship Oil and Gas Corp. for the sale of 2,279,412 shares of Digerati Common Stock, and warrants for the purchase of an additional 300,000 shares of Common Stock at $0.14 per share for five years. In consideration for the shares and the warrants, the Company received a promissory note in the original principal amount of $310,000 plus interest at the rate of 7.0% per annum, payable in installments of $40,000 plus accrued interest on January 31, 2015; $60,000 plus accrued interest on February 13, 2015; and $210,000 plus accrued interest on March 6, 2015.

The Black-Scholes pricing model was used to estimate the relative fair value of the 300,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.37%, dividend yield of 0%, volatility of 312%, and an expected life of 5 years. The warrants have a relative fair value of approximately $34,627 and included in additional paid-in capital.

As of July 31, 2015 there is a subscription receivable amount of $29,500 for the remaining balance of the promissory note receivable. Subsequent to the year end, on August 14, 2015, Flagship Oil and Gas Corp. paid $36,065 to the Company for the remaining principal balance and accrued interest associated with the Flagship Notes.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid to LBB & Associates Ltd., LLP during 2015 and 2014 for audit services rendered in connection with the audits and reviews of our consolidated financial statements.

Description of Fees	2015	2014

Audit Fees	$36,150	$59,000
Audit Related Fees	-0-	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

During the years ended July 31, 2015 and 2014, the Company paid $14,780 and $17,250, respectively to MiddletonRainesZapata, LLP for tax work related to the consolidated tax returns.

Pre-Approval of Audit and Non-Audit Services

The Board of Directors considered whether the non-audit services provided by LBB & Associates Ltd., LLP are compatible with maintaining their independence. Prior to engagement of an independent accounting firm for the next year’s audit, the Board of Directors is asked to pre-approve the engagement of the independent accounting firm, and the projected fees for audit services and audit-related services that we will incur. The fee amounts approved for the audit and audit-related services are updated to the extent necessary at meetings of the Board of Directors during the year. In the 2015 fiscal year, there were no fees paid to LBB & Associates Ltd., LLP under a de minimis exception to the rules that waives pre-approval for certain non-audit services.

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

DIGERATI TECHNOLOGIES, INC.

Date: September 30, 2015	By:	/s/ Arthur L. Smith
Arthur L. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer	September 30, 2015
Arthur L. Smith

/s/ Antonio Estrada Jr.	Principal Accounting Officer	September 30, 2015
Antonio Estrada Jr.	Principal Finance Officer

/s/ Craig K. Clement	Director	September 30, 2015
Craig K. Clement

/s/ Maxwell A. Polinsky	Director	September 30, 2015
Maxwell A. Polinsky

EXHIBIT INDEX

Number	Description
21.1	Subsidiary List
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes -Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

