Form 10-Q
period 2015-10-31
Digerati Technologies, Inc.
filed 2015-11-25
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
5,113,030	Common Stock $0.001 par value	November 25, 2015

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2015

SIGNATURES

2

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 4	CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2015 AND AS OF JULY 31, 2015 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 AND 2014 (UNAUDITED)

PAGE 6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 AND 2014 (UNAUDITED)

PAGES 7-11	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	October 31, 2015	July 31, 2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$19
Restricted cash	2,352	-
Accounts receivable, net of allowance for doubtful accounts of $2 and $0, respectively	2	1
Prepaid and other current assets	-	1
Total current assets	2,356	21

LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $110 and $106, respectively	40	44

Property and equipment, net	2	2

Total assets	$2,398	$67

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$905	$940
Accrued liabilities	2,908	271
Current portion of long term debt	-	43
Total current liabilities	3,813	1,254

LONG-TERM LIABILITIES:
Customer deposits	138	138
Total long-term liabilities	138	138

Total liabilities	3,951	1,392

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 5,113,030 and 5,113,030 issued and outstanding, respectively	5	5
Additional paid in capital	75,634	75,634
Subscription receivable	-	(29)
Accumulated deficit	(77,193)	(76,936)
Other comprehensive income	1	1
Total stockholders' deficit	(1,553)	(1,325)
Total liabilities and stockholders' deficit	$2,398	$67

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three months ended October 31,
	2015	2014
OPERATING REVENUES:
Global VoIP services	$7	$14
Cloud-based hosted services	53	60

Total operating revenues	60	74

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	39	42
Selling, general and administrative expense	202	206
Legal and professional fees	77	82
Depreciation and amortization expense	5	4
Total operating expenses	323	334

OPERATING LOSS	(263)	(260)

OTHER INCOME (EXPENSE):
Gain (loss) derivative instruments and disposal of fixed assets	2	(29)
Interest income (expense)	4	(11)
Total other income (expense)	6	(40)

NET LOSS ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$(257)	$(300)

LOSS PER SHARE - BASIC AND DILUTED ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC. SHAREHOLDERS	$(0.05)	$(0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,113,030	1,977,626

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(257)	$(300)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
(Gain) loss on derivative instruments and disposal of fixed assets	(2)	(10)
Depreciation, amortization and accretion	5	4
Bad debt expense	2	-
Changes in operating assets and liabilities:
Restricted cash	(2,352)	-
Accounts receivable	(3)	(4)
Prepaid expenses and other current assets	1	-
Accounts payable	(32)	58
Accounts payable - related parties	-	60
Accrued liabilities	2,636	18
Net cash provided by (used in ) operating activities	(2)	(174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(1)	-
Net cash used in by investing activities	(1)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription receivable proceeds	29	-
Payments on debt	(68)	-
Proceeds from notes payable	25	10
Net cash (used in) provided by financing activities	(14)	10

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17)	(164)
CASH AND CASH EQUIVALENTS, beginning of period	19	347

CASH AND CASH EQUIVALENTS, end of period	$2	$183

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4	$-
NON-CASH TRANSACTIONS:
Repayment of liabilities with restricted cash	$-	$1,838

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2015

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. (“Digerati” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended July 31, 2015 contained in the Company’s Form 10-K filed on September 30, 2015 have been omitted.

Taxes

The effective tax rate was 0% for the three months ended October 31, 2015 and October 31, 2014.

 Cash and cash equivalents

The Company considers all bank deposits and highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted cash

The Company has restricted cash reserves for the purpose of settling certain liabilities and potential tax obligations.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s unaudited interim consolidated financial statements for the period ended October 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $77,193,000 and a working capital deficit of approximately $1,457,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s unaudited interim consolidated financial statements as of October 31, 2015 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – BANKRUPTCY

On May 30, 2013, Digerati Technologies, Inc., Debtor in Possession (“Digerati”), filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), Case No. 13-33264, seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy”).

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

(d)           The Reorganized Debtor was required to hold a Stockholder Meeting to elect a new board of directors after August 31, 2014, and before September 15, 2014. The Reorganized Debtor’s officers and directors, as well as the parties to the Bankruptcy Settlement Agreement (the “BSA”) and a Rule 11 Mediated Settlement Agreement dated January 14, 2014 (the “Rule 11 Agreement”), were not eligible for election to the new board of directors at the Stockholder Meeting. Messrs. Smith and Estrada were not permitted to solicit proxies in connection with the Stockholder Meeting but were allowed to vote shares of common stock owned by them. Subsequently, on September 15, 2014, the Company held its Annual Meeting of Shareholders, and new directors were elected. Following the Annual Meeting of Shareholders, Mr. Smith and Mr. Estrada were elected to serve as officers of the Reorganized Debtor.

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

(g)           All executory contracts of Digerati were rejected except as previously assumed by order in the Bankruptcy Court or specifically listed as assumed in the Reorganization Plan.

(h)           The Reorganized Debtor released Messrs. Arthur L. Smith, Antonio Estrada, William E. McIlwain and James J. Davis in their individual capacity and their respective capacities as officers and/or directors, as applicable, of Digerati, Hurley or Dishon of all claims and causes of action that arise on or before the Confirmation Date that could be asserted by Digerati, the estate and/or on account of the Bankruptcy through the Stockholder Meeting. The Reorganized Debtor also released Messrs. Arthur L. Smith, William McIlwain and James Davis to the greatest extent provided by law from any claims.

(i)             The Reorganization Plan became effective on December 31, 2014.

NOTE 4 – DEBT

At October 31, 2015 and July 31, 2015, outstanding debt consisted of the following: (In thousands)

	October 31, 2015	July 31, 2014
Note payable to Arthur L. Smith, bearing interest of 3.00% per annum, maturity October 31, 2015, unsecured. (See details below)	$-	$43

Total outstanding long-term debt	$-	$43
Current portion of long-term debt	-	(43)
Long-term debt, net of current portion	$-	$-

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, entered into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note had an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the promissory note to October 31, 2015. The renewed note had an implied annual interest rate of 3%. On October 9, 2015 Shift8 Networks paid off the total outstanding principal balance and accrued interest.

On August 21, 2015 the Company entered into a short term promissory note payable for $25,000 with Craig K. Clement, the Company’s Chairman of the Board. The note had an implied annual interest rate of 0% and a maturity date of October 31, 2015. On October 15, 2015 the Company paid off the total outstanding principal balance.

NOTE 5 – STOCK-BASED COMPENSATION

In September 2005, Digerati adopted the Digerati Technologies, Inc. 2005 Stock Compensation Plan (the “Plan”). The Plan, as amended, authorizes the grant of up to 30 million warrants, stock options, restricted common shares, non-restricted common shares and other awards to employees, directors, and certain other persons. The Plan is intended to permit Digerati to retain and attract qualified individuals who will contribute to the overall success of Digerati. Digerati’s Board of Directors determines the terms of any grants under the Plan. Exercise prices of all warrants, stock options and other awards vary based on the market price of the shares of common stock as of the date of grant. The warrants, stock options, restricted common stock, non-restricted common stock and other awards vest based on the terms of the individual grant.

As of October 31, 2015 and 2014, Digerati did not have any outstanding options under the Plan. Unamortized compensation cost totaled $0 at October 31, 2015 and October 31, 2014.

NOTE 6 – SIGNIFICANT CUSTOMERS

During the three months ended October 31, 2015, the Company derived a significant amount of revenue from four customers, comprising 29%, 24%, 15%, and 9% of the total revenue for the period, respectively, compared to six customers, comprising 18%, 18%, 16%, 12%, 10%, and 10% of the total revenue for the three months ended October 31, 2014.

During the three months ended October 31, 2015, the Company derived a significant amount of accounts receivable from three customers, comprising 43%, 40% and 17% of the total accounts receivable for the period, compared to three customers, comprising 85%, 6% and 4% of the total accounts receivable for the three months ended October 31, 2014.

NOTE 7 – RELATED PARTY TRANSACTIONS

In November 2013, Shift8 Networks, Inc., an operating subsidiary of Digerati, entered into a note payable with Mr. Arthur L. Smith, in the amount of $46,755. The note had an implied annual interest rate of 0% and a maturity date of February 28, 2014. Subsequently, Mr. Smith agreed to extend the maturity date of the promissory note to November 30, 2014 and later agreed to extend the maturity date to April 30, 2015. On January 31, 2015, Shift8 Networks and Mr. Smith agreed to renew and extend the maturity date on the promissory note to October 31, 2015. The renewed note had an implied annual interest rate of 3%. On October 9, 2015 Shift8 Networks paid off the total outstanding principal balance and accrued interest.

During the year ended July 31, 2015, the Company executed a stock purchase agreement with Flagship Oil and Gas Corp. for the sale of 2,279,412 shares of Digerati Common Stock, and warrants for the purchase of an additional 300,000 shares of Common Stock at $0.14 per share for five years. In consideration for the shares and the warrants, the Company received a promissory note in the original principal amount of $310,000 plus interest at the rate of 7.0% per annum, payable in installments of $40,000 plus accrued interest on January 31, 2015; $60,000 plus accrued interest on February 13, 2015; and $210,000 plus accrued interest on March 6, 2015. The Black-Scholes pricing model was used to estimate the relative fair value of the 300,000 warrants issued during the period, using the assumptions of a risk free interest rate of 1.37%, dividend yield of 0%, volatility of 312%, and an expected life of five years. The warrants have a relative fair value of approximately $34,627 and included in additional paid-in capital. On August 14, 2015, Flagship Oil and Gas Corp. paid $36,065 to the Company for the remaining principal balance and accrued interest associated with the Flagship Notes.

On August 21, 2015 the Company entered into a short term promissory note payable for $25,000 with Craig K. Clement, the Company’s Chairman of the Board. The note had an implied annual interest rate of 0% and a maturity date of October 31, 2015. On October 15, 2015 the Company paid off the total outstanding principal balance.

NOTE 8 – CONTINGENCIES

On May 1, 2014, Recap Marketing & Consulting LLP, Rainmaker Ventures II, Ltd and WEM Equity Capital Investments, Ltd. filed an arbitration claim pursuant to the Bankruptcy Settlement Agreement claiming an aggregate of 4,054,923 shares of Digerati Common Stock, $.001 par value per share. On July 19, 2014, the arbitrator entered a decision that Recap Marketing & Consulting LLP was entitled to the transfer of 20,600 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati’s stockholder list as being held by other stockholders who were principals of Recap Marketing & Consulting, LLP. The arbitrator’s award also recognized 100 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati’s stockholder list as being held by Rainmaker Ventures II, Ltd, 4,400 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati’s stockholder list as being held by WEM Equity Capital Investments, Ltd. and 31,170 shares of Digerati Common Stock outstanding as of the date of the November Transactions as to which WEM Equity Capital Investments, Ltd. was the beneficial owner. In addition, the arbitrator dismissed challenges to the beneficial ownership of shares held by Arthur L. Smith and Antonio Estrada. Since all shares awarded by the arbitrator were outstanding as of the date of the award, Digerati was not required to issue additional shares of its Common Stock pursuant to the award. Recap Marketing & Consulting LLP and Rainmaker Ventures II, Ltd. subsequently challenged the findings of the arbitrator by filing a motion to vacate in the Bankruptcy, which was opposed by the Company. On November 23, 2015, the Bankruptcy Court issued an order dismissing the motion to vacate.

From time to time Digerati is involved in various litigations in the ordinary course of business. The Company’s management believes existing litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of Digerati.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “plan,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 filed with the Securities and Exchange Commission on September 30, 2015.

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three months ended October 31, 2015 and 2014. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015 filed with the Securities and Exchange Commission on September 30, 2015. For purposes of the following discussion, fiscal 2016 or 2016 refers to the year ended July 31, 2016 and fiscal 2015 or 2015 refers to the year ended July 31, 2015.

History

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we”, “us”, or “Digerati”), was formed in 2004 as the successor to a business originally commenced by Latcomm International, Inc., a Canadian company formed in 1994. We began providing communication services in 1995 along the U.S.-Mexico corridor to capitalize on the opportunities created by the deregulation of the telecommunication industries within Latin America. Through FY 2012 our principal business was providing transportation of voice traffic for other telecommunication service providers, wireless carriers and regional Internet telephony providers using Voice over Internet Protocol (“VoIP”) technologies. Our wholly owned subsidiary, Shift8 Technologies, Inc. (“Shift8”), offers a portfolio of Internet-based telephony products and services through our cloud telephony application platform and session-based communication network that is interconnected with numerous U.S. and foreign service providers.

Until July 2014, Digerati owned a waste disposal business focused on disposing of solid and liquid wastes from drilling sites and an oilfield services business providing skid houses, telecommunication services, booster booths, portable restrooms, generators, potable water, and mess halls to drilling contractors and oil companies in the Bakken region of Montana/North Dakota.

Sources of Revenue and Direct Cost

Sources of revenue:

Global VoIP Services: We currently provide VoIP communication services on a limited basis to U.S. and foreign telecommunications companies that lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically, these telecommunications companies offer their services to the public for domestic and international long distance services.

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

Results of Operations

Three Months ended October 31, 2015 Compared to Three Months ended October 31, 2014

Global VoIP Services. Global VoIP services revenue decreased by $7,000, or 50%, from the quarter ended October 31, 2014 to the quarter ended October 31, 2015. The decrease in revenue is attributed primarily to slowly dwindling Global VoIP services due in part to the constant price pressure in the market.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $7,000, or 12%, from the quarter ended October 31, 2014 to the quarter ended October 31, 2015. The decrease in revenue between periods is primarily attributed to the decrease in customers that generated significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $3,000, or 7%, from the quarter ended October 31, 2014 to the quarter ended October 31, 2015. The decrease in cost of services is a direct correlation to the decrease in total revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $4,000, or 2%, from the quarter ended October 31, 2014 to the quarter ended October 31, 2015. The decrease is attributed to the emphasis in controlling administrative expenses during the period.

Legal and professional fees. Legal and professional fees decreased by $5,000, or 6%, from the quarter ended October 31, 2014 to the quarter ended October 31, 2015. The decrease is attributed to the emphasis in controlling legal and professional fees during the period.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $263,000 for the three months ended October 31, 2015 compared to an operating loss of $260,000 for the three months ended October 31, 2014. The increase in operating loss between periods is primarily attributed to the decrease in revenue between periods.

Other income (expense). Other income (expense) improved by $46,000, or 115%, from the quarter ended October 31, 2014 to the quarter ended October 31, 2015. The primary reason for the decrease in other income (expense) is attributed to the decrease between periods in gain (loss) derivative instruments and disposal of fixed assets of approximately $31,000 and the decrease between periods in interest expense of approximately $15,000.

Net income (loss) attributed to Digerati Technologies, Inc. Net income (loss) attributed to Digerati Technologies, Inc. improved by $43,000 or 14%, from the quarter ended October 31, 2014 to the quarter ended October 31, 2015. The improvement in net income (loss) attributed to Digerati Technologies; Inc. is as a result of the decrease in other income (expense) between periods.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $2,000 as of October 31, 2015 and we had restricted cash of $2,352,000 as of October 31, 2015. Net cash used in operating activities during the three months ended October 31, 2015 was approximately $2,000, primarily as a result of accrued liabilities and restricted cash. Cash used in investing activities was $1,000 primarily for purchases of property & equipment. Cash consumed by financing activities during the three months ended October 31, 2015 was approximately $14,000 pursuant to the net reduction in various promissory notes during the period ended October 31, 2015. Overall, our net operating, investing and financing activities during the period ended October 31, 2015 used approximately $17,000 of cash.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2016 we anticipate reducing fixed costs, professional fees and general expenses. To strengthen our business we intend to invest in a new marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value added resellers to tap into new sources of revenue streams. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base.

Our current cash expenses are expected to be approximately $75,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of October 31, 2015 our total liabilities were approximately $3,951,000.. As mentioned in Note 3 to the Financial Statements, upon the sale of the shares of Dishon and Hurley and in accordance with the Reorganization Plan, the appointed trustee paid approximately $1,838,000 of unsecured claims and intends to pay approximately $1,700,000 in professional fees. In addition, the trustee paid approximately $41,500,000 in secured claims. There were no proceeds from the sale of Dishon and Hurley shares in excess of the unsecured claims, professional fees and secured claims.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated deficit in Stockholders’ Deficit of approximately $77,193,000, which raises substantial doubt about our ability to continue as a going concern.

We will continue to work with various funding sources to secure additional debt and equity financings. During the period ending October 31, 2015 we secured $25,000 from a promissory note from a related party. However, there can be no assurance that we will be successful in executing the aforementioned plans and be able to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

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

As of October 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were effective based on the COSO criteria.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On May 1, 2014, Recap Marketing & Consulting LLP, Rainmaker Ventures II, Ltd and WEM Equity Capital Investments, Ltd. filed an arbitration claim pursuant to the Bankruptcy Settlement Agreement claiming an aggregate of 4,054,923 shares of Digerati Common Stock, $.001 par value per share. On July 19, 2014, the arbitrator entered a decision that Recap Marketing & Consulting LLP was entitled to the transfer of 20,600 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati’s stockholder list as being held by other stockholders who were principals of Recap Marketing & Consulting, LLP. The arbitrator’s award also recognized 100 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati’s stockholder list as being held by Rainmaker Ventures II, Ltd, 4,400 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati’s stockholder list as being held by WEM Equity Capital Investments, Ltd. and 31,170 shares of Digerati Common Stock outstanding as of the date of the November Transactions as to which WEM Equity Capital Investments, Ltd. was the beneficial owner. In addition, the arbitrator dismissed challenges to the beneficial ownership of shares held by Arthur L. Smith and Antonio Estrada. Since all shares awarded by the arbitrator were outstanding as of the date of the award, Digerati was not required to issue additional shares of its Common Stock pursuant to the award. Recap Marketing & Consulting LLP and Rainmaker Ventures II, Ltd. subsequently challenged the findings of the arbitrator by filing a motion to vacate in In Re Digerati Technologies, Inc. (Case No. 13-33264H4-11; in the United States Bankruptcy Court for the Southern District of Texas, Houston Division), which was opposed by the Company. On November 23, 2015, the Bankruptcy Court issued an order dismissing the motion to vacate.

Item 1A. Risk Factors.

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 5.  Other Information.

None

Item 6. Exhibits

Exhibit Number	Exhibit Title

2.1	Agreed Order Confirming Joint Plan of Reorganization filed by Plan Proponents (filed as Exhibit 2.1 to Form 8-K filed on April 11, 2014)

2.2	Plan Proponents’ Joint Chapter 11 Plan of Reorganization as Modified on the Record on April 4, 2014 (filed as Exhibit 2.2 to Form 8-K filed on April 11, 2014)

2.3	Plan Supplement Naming Independent Director in Connection With Plan Proponents’ Joint Chapter 11 Plan of Reorganization (filed as Exhibit 2.3 to Form 8-K filed on April 11, 2014)

2.4	Disclosure Statement Under 11 U.S.C. § 1125 and Bankruptcy Rule 3016 in Support of Plan Proponents’ Joint Chapter 11 Plan of Reorganization (filed as Exhibit 2.4 to Form 8-K filed on April 11, 2014)

2.5	Bankruptcy Settlement Agreement dated January 15, 2014 (filed as Exhibit 2.5 to Form 8-K filed on April 11, 2014)

2.6	Order Authorizing the Sale of 100% Equity Interests of Dishon Disposal, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 27, 2014 (filed as Exhibit 2.6 to Form 8-K filed on July 7, 2014)

Exhibit Number	Exhibit Title
2.7	Order Authorizing the Sale of 100% Equity Interests of Hurley Enterprises, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 26, 2014 (filed as Exhibit 2.7 to Form 8-K filed on July 24, 2014)

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Form 8-K filed on April 11, 2014)

3.2	Second Amended and Restated Bylaws, effective as of January 13, 2015 (filed as Exhibit 3.1 to Form 8-K filed on January 21, 2015).

10.1	Promissory note payable with Arthur L. Smith dated November 15, 2013 in the principal amount of $46,755 (filed as Exhibit 10.1 to the Form 10-Q filed on January 20, 2015).

10.2	Promissory Note dated October 31, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.1 to the Form 8-K filed on January 21, 2015).

10.3	Promissory Note dated November 7, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.2 to the Form 8-K filed on January 21, 2015).

10.4	Promissory Note dated November 14, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.3 to the Form 8-K filed on January 21, 2015).

10.5	Promissory Note dated November 24, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.4 to the Form 8-K filed on January 21, 2015).

10.6	Promissory Note dated January 19, 2015 in the original principal amount of $310,000.00 plus interest at the rate of 7.0% per annum, payable in installments (filed as Exhibit 10.5 to the Form 8-K filed on January 21, 2015).

10.7	Stock Purchase Agreement dated January 13, 2015, by and among Digerati Technologies, Inc. and Flagship Oil and Gas Corp. (filed as Exhibit 10.6 to the Form 8-K filed on January 21, 2015).

10.8	Form of stock award agreement under the Company’s 2005 Stock Compensation Plan for grants to qualifying employees’ 401K Retirement Accounts (filed as Exhibit 10.7 to the Form 8-K filed on January 21, 2015).

10.9	Renewal and Extension Promissory Note payable with Arthur L. Smith dated January 31, 2015 in the principal amount of $46,755 plus interest at the rate of 3.0% per annum due October 31, 2015. (filed as Exhibit 10.9 to the Form 10-Q filed on February 20, 2015).

10.10	Promissory Note payable with Craig K. Clement dated August 21, 2015 in the original principal amount of $25,000 plus interest at the rate of 0% per annum due October 31, 2015.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: November 25, 2015	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 25, 2015	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

