Form 10-Q
period 2016-01-31
Digerati Technologies, Inc.
filed 2016-02-26
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
	5,234,165 Common Stock $0.001 par value	February 26, 2016

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2016

2

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 4	CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2016 AND AS OF JULY 31, 2015 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2016 AND 2015 (UNAUDITED)

PAGE 6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2016 AND 2015 (UNAUDITED)

PAGES 7-11	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	January 31,	July 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9	$19
Restricted cash	1,974	-
Accounts receivable, net	2	1
Prepaid and other current assets	8	1
Total current assets	1,993	21

LONG-TERM ASSETS:
Intangible assets, net	36	44

Property and equipment, net	4	2

Total assets	$2,033	$67

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$867	$940
Accrued liabilities	2,938	271
Current portion of long term debt	-	43
Total current liabilities	3,805	1,254

LONG-TERM LIABILITIES:
Customer deposits	138	138
Total long-term liabilities	138	138

Total liabilities	3,943	1,392

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 5,234,165 and 5,113,030 issued and outstanding, respectively	5	5
Additional paid in capital	75,656	75,634
Subscription receivable	-	(29)
Accumulated deficit	(77,572)	(76,936)
Other comprehensive income	1	1
Total stockholders' deficit	(1,910)	(1,325)
Total liabilities and stockholders' deficit	$2,033	$67

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015
OPERATING REVENUES:
Global VoIP services	$9	$18	$16	$33
Cloud-based hosted services	48	56	101	115

Total operating revenues	57	74	117	148

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	40	42	80	84
Selling, general and administrative expense	337	233	538	439
Legal and professional fees	54	55	131	137
Bad debt	-	4	-	4
Depreciation and amortization expense	5	4	9	8
Total operating expenses	436	338	758	672

OPERATING LOSS	(379)	(264)	(641)	(524)

OTHER INCOME (EXPENSE):
Gain (loss) derivative instruments and disposal of fixed assets	-	-	2	(29)
Gain (loss) on debt extinguishment	-	(7)	-	(7)
Interest income (expense)	-	(1)	3	(12)
Total other income (expense)	-	(8)	5	(48)

NET LOSS ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$(379)	$(272)	$(636)	$(572)

LOSS PER SHARE - BASIC AND DILUTED ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC. SHAREHOLDERS	$(0.07)	$(0.11)	$(0.12)	$(0.25)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,154,684	2,565,353	5,133,743	2,269,884

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended January 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(636)	$(572)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
(Gain) loss on debt extinguishment	-	7
(Gain) loss on derivative instruments and disposal of fixed assets	(2)	(10)
Depreciation, amortization and accretion	9	8
Bad debt expense	-	4
Stock compensation	23	118
Changes in operating assets and liabilities:
Restricted cash	(1,974)	-
Accounts receivable	(1)	(10)
Prepaid expenses and other current assets	(8)	(1)
Accounts payable	(71)	86
Accounts payable - related parties	-	7
Accrued liabilities	2,667	35
Net cash provided by (used in ) operating activities	7	(328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(3)	(3)
Net cash used in by investing activities	(3)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription receivable proceeds	29	-
Issuance of common stock	-	40
Payments on debt	(68)	-
Proceeds from notes payable	25	40
Net cash (used in) provided by financing activities	(14)	80

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10)	(251)
CASH AND CASH EQUIVALENTS, beginning of period	19	347

CASH AND CASH EQUIVALENTS, end of period	$9	$96

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4	$-
NON-CASH TRANSACTIONS:
Notes payable repaid with common stock	$-	$40
Repayment of liabilities with restricted cash	$-	$1,838

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

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

Taxes

The effective tax rate was 0% for the three and six months ended January 31, 2016 and January 31, 2015, respectively.

Cash and cash equivalents

The Company considers all bank deposits and highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted cash

The Company has restricted cash reserves for the purpose of settling certain liabilities and potential tax obligations.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s unaudited interim consolidated financial statements for the period ended January 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $77,572,000 and a working capital deficit of approximately $1,812,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s unaudited interim consolidated financial statements as of January 31, 2016 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

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

(i)            The Reorganization Plan became effective on December 31, 2014.

NOTE 4 – DEBT

At January 31, 2016 and July 31, 2015, outstanding debt consisted of the following: (In thousands)

	January 31, 2016	July 31, 2015
Note payable to Arthur L. Smith, bearing interest of 3.00% per annum, maturity October 31, 2015, unsecured. (See details below)	$-	$43
Total outstanding long-term debt	$-	$43
Current portion of long-term debt	-	(43)
Long-term debt, net of current portion	$-	$-

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

NOTE 5 – STOCK-BASED COMPENSATION

In November 2015, Digerati adopted the Digerati Technologies, Inc. 2015 Equity Compensation Plan (the “Plan”). The Plan, authorizes the grant of up to 7.5 million stock options, restricted common shares, non-restricted common shares and other awards to employees, directors, and certain other persons. The Plan is intended to permit Digerati to retain and attract qualified individuals who will contribute to the overall success of Digerati. Digerati’s Board of Directors determines the terms of any grants under the Plan. Exercise prices of all stock options and other awards vary based on the market price of the shares of common stock as of the date of grant. The stock options, restricted common stock, non-restricted common stock and other awards vest based on the terms of the individual grant.

During the six months ended January 31, 2016, we issued:

-	121,135 common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense of approximately $23,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

As of January 31, 2016 and 2015, Digerati did not have any outstanding options under the Plan. Unamortized compensation cost totaled $0 at January 31, 2016 and January 31, 2015.

NOTE 6 – SIGNIFICANT CUSTOMERS

During the six months ended January 31, 2016, the Company derived a significant amount of revenue from five customers, comprising 31%, 24%, 15%, 11% and 7% of the total revenue for the period, respectively, compared to five customers, comprising 22, 19%, 15%, 12%, and 11% of the total revenue for the six months ended January 31, 2015.

During the six months ended January 31, 2016, the Company derived a significant amount of accounts receivable from three customers, comprising 83%, 7% and 4% of the total accounts receivable for the period, compared to three customers, comprising 78%, 7% and 7% of the total accounts receivable for the six months ended January 31, 2015.

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

NOTE 8 – CONTINGENCIES

On May 1, 2014, Recap Marketing & Consulting LLP, Rainmaker Ventures II, Ltd and WEM Equity Capital Investments, Ltd. filed an arbitration claim pursuant to the Bankruptcy Settlement Agreement. On July 19, 2014, the arbitrator entered a decision that Recap Marketing & Consulting LLP was entitled to the transfer of 20,600 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati's stockholder list as being held by other stockholders who were principals of Recap Marketing & Consulting, LLP. Recap Marketing & Consulting LLP and Rainmaker Ventures II, Ltd. subsequently challenged the findings of the arbitrator by filing a motion to vacate in In Re Digerati Technologies, Inc. On November 23, 2015,the Bankruptcy Court issued an order dismissing the motion to vacate.

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three and six months ended January 31, 2016 and 2015. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015 filed with the Securities and Exchange Commission on September 30, 2015. For purposes of the following discussion, fiscal 2016 or 2016 refers to the year ended July 31, 2016 and fiscal 2015 or 2015 refers to the year ended July 31, 2015.

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

Results of Operations

Three Months ended January 31, 2016 Compared to Three Months ended January 31, 2015

Global VoIP Services. Global VoIP services revenue decreased by $9,000, or 50%, from the quarter ended January 31, 2015 to the quarter ended January 31, 2016. The decrease in revenue is attributed primarily to slowly dwindling Global VoIP services due in part to the constant price pressure in the market.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $8,000, or 14%, from the quarter ended January 31, 2015 to the quarter ended January 31, 2016. The decrease in revenue between periods is primarily attributed to the decrease in customers that generated significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $2,000, or 5%, from the quarter ended January 31, 2015 to the quarter ended January 31, 2016. The decrease in cost of services is a direct correlation to the decrease in total revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $104,000, or 45%, from the quarter ended January 31, 2015 to the quarter ended January 31, 2016. The increase is attributed to the addition of a new employee for one of our new subsidiaries with an emphasis in the oil and gas services. And the addition of a new sales person for our Cloud-based hosted services.

Legal and professional fees. Legal and professional fees decreased by $1,000, or 2%, from the quarter ended January 31, 2015 to the quarter ended January 31, 2016.

Bad debt. Bad debt decreased by $4,000, or 100%. The Company did not recognized bad debt during the period ended January 31, 2016, however during the period ended January 31, 2015 the Company recognized $4,000 of bad debt for accounts that were deemed uncollectable.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $379,000 for the three months ended January 31, 2016 compared to an operating loss of $264,000 for the three months ended January 31, 2015. The increase in operating loss between periods is primarily attributed to the decrease in revenue between periods and the increase in SG&A expenses.

Other income (expense). Other income (expense) improved by $8,000, or 100%, from the quarter ended January 31, 2015 to the quarter ended January 31, 2016. The primary reason for the decrease in other income (expense) is attributed to the decrease between periods in gain (loss) on debt extinguishment of approximately $7,000 and the decrease between periods in interest expense of approximately $1,000.

Net income (loss) attributed to Digerati Technologies, Inc. Net income (loss) attributed to Digerati Technologies, Inc. increased $107,000 or 39%, from the quarter ended January 31, 2015 to the quarter ended January 31, 2016. The increase in net income (loss) attributed to Digerati Technologies; Inc. is as a result of the decrease in revenue and the increase in SG&A expenses between periods.

Six Months ended January 31, 2016 Compared to Six Months ended January 31, 2015

Global VoIP Services. Global VoIP services revenue decreased by $17,000, or 52%, from the six months ended January 31, 2015 to the six months ended January 31, 2016. The decrease in revenue is attributed primarily to slowly dwindling Global VoIP services due in part to the constant price pressure in the market.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $14,000, or 12%, from the six months ended January 31, 2015 to the six months ended January 31, 2016. The decrease in revenue between periods is primarily attributed to the decrease in customers that generated significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $4,000, or 5%, from the six months ended January 31, 2015 to the six months ended January 31, 2016. The decrease in cost of services is a direct correlation to the decrease in total revenue.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $99,000, or 23%, from the six months ended January 31, 2015 to the six months ended January 31, 2016. The increase is attributed to the addition of a new employee for one of our new subsidiaries with an emphasis the in oil and gas services. And the addition of a new sales person for our Cloud-based hosted services.

Legal and professional fees. Legal and professional fees decreased by $6,000, or 4%, from the six months ended January 31, 2015 to the six months ended January 31, 2016. The decrease is attributed to the emphasis in controlling legal and professional fees during the period.

Bad debt. Bad debt decreased by $4,000, or 100%. The Company did not recognized bad debt during the period ended January 31, 2016, however during the period ended January 31, 2015 the Company recognized $4,000 of bad debt for accounts that were deemed uncollectable.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $641,000 for the six months ended January 31, 2016 compared to an operating loss of $524,000 for the six months ended January 31, 2015. The increase in operating loss between periods is primarily attributed to the decrease in revenue between periods.

Other income (expense). Other income (expense) improved by $53,000, or 110%, from the six months ended January 31, 2015 to the six months ended January 31, 2016. The primary reason for the decrease in other income (expense) is attributed to the decrease between periods in gain (loss) derivative instruments and disposal of fixed assets of approximately $31,000 and the decrease between periods in interest expense of approximately $15,000.

Net income (loss) attributed to Digerati Technologies, Inc. Net income (loss) attributed to Digerati Technologies, Inc. increased by $64,000 or 11%, from the six months ended January 31, 2015 to the six months ended January 31, 2016. The increase in net income (loss) attributed to Digerati Technologies; Inc. is as a result of the decrease in revenue and the increase in SG&A expenses between periods.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $9,000 as of January 31, 2016 and we had restricted cash of $1,974,000 as of January 31, 2016. Net cash provided by operating activities during the six months ended January 31, 2016 was approximately $7,000, primarily as a result of accrued liabilities and restricted cash. Cash used in investing activities was $3,000 primarily for the acquisition of property & equipment. Cash consumed by financing activities during the six months ended January 31, 2016 was approximately $14,000 pursuant to the net reduction in various promissory notes during the period ended January 31, 2016. Overall, our net operating, investing and financing activities during the period ended January 31, 2016 used approximately $10,000 of cash.

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

Our current cash expenses are expected to be approximately $75,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of January 31, 2016 our total liabilities were approximately $3,943,000. As mentioned in Note 3 to the Financial Statements, upon the sale of the shares of Dishon and Hurley and in accordance with the Reorganization Plan, the appointed trustee paid approximately $1,838,000 of unsecured claims and intends to pay approximately $1,700,000 in professional fees. In addition, the trustee paid approximately $41,500,000 in secured claims. There were no proceeds from the sale of Dishon and Hurley shares in excess of the unsecured claims, professional fees and secured claims.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated deficit in Stockholders’ Deficit of approximately $77,572,000, which raises substantial doubt about our ability to continue as a going concern.

We will continue to work with various funding sources to secure additional debt and equity financings. During the period ending January 31, 2016 we secured $25,000 from a promissory note from a related party. However, there can be no assurance that we will be successful in executing the aforementioned plans and be able to continue as a going concern.

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

As of January 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were effective based on the COSO criteria.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On May 1, 2014, Recap Marketing & Consulting LLP, Rainmaker Ventures II, Ltd and WEM Equity Capital Investments, Ltd. filed an arbitration claim pursuant to the Bankruptcy Settlement Agreement. On July 19, 2014, the arbitrator entered a decision that Recap Marketing & Consulting LLP was entitled to the transfer of 20,600 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati's stockholder list as being held by other stockholders who were principals of Recap Marketing & Consulting, LLP. Recap Marketing & Consulting LLP and Rainmaker Ventures II, Ltd. subsequently challenged the findings of the arbitrator by filing a motion to vacate in In Re Digerati Technologies, Inc. On November 23, 2015,the Bankruptcy Court issued an order dismissing the motion to vacate.

Item 1A. Risk Factors.

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 5.  Other Information.

None

Item 6.   Exhibits

Exhibit Number	Exhibit Title

2.1	Agreed Order Confirming Joint Plan of Reorganization filed by Plan Proponents (filed as Exhibit 2.1 to Form 8-K filed on April 11, 2014)

2.2	Plan Proponents’ Joint Chapter 11 Plan of Reorganization as Modified on the Record on April 4, 2014 (filed as Exhibit 2.2 to Form 8-K filed on April 11, 2014)

2.3	Plan Supplement Naming Independent Director in Connection With Plan Proponents’ Joint Chapter 11 Plan of Reorganization (filed as Exhibit 2.3 to Form 8-K filed on April 11, 2014)

2.4	Disclosure Statement Under 11 U.S.C. § 1125 and Bankruptcy Rule 3016 in Support of Plan Proponents’ Joint Chapter 11 Plan of Reorganization (filed as Exhibit 2.4 to Form 8-K filed on April 11, 2014)

2.5	Bankruptcy Settlement Agreement dated January 15, 2014 (filed as Exhibit 2.5 to Form 8-K filed on April 11, 2014)

2.6	Order Authorizing the Sale of 100% Equity Interests of Dishon Disposal, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 27, 2014 (filed as Exhibit 2.6 to Form 8-K filed on July 7, 2014)

2.7	Order Authorizing the Sale of 100% Equity Interests of Hurley Enterprises, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 26, 2014 (filed as Exhibit 2.7 to Form 8-K filed on July 24, 2014)

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Form 8-K filed on April 11, 2014)

3.2	Second Amended and Restated Bylaws, effective as of January 13, 2015 (filed as Exhibit 3.1 to Form 8-K filed on January 21, 2015).

Exhibit Number	Exhibit Title

10.1	Promissory note payable with Arthur L. Smith dated November 15, 2013 in the principal amount of $46,755 (filed as Exhibit 10.1 to the Form 10-Q filed on January 20, 2015).

10.2	Promissory Note dated October 31, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.1 to the Form 8-K filed on January 21, 2015).

10.3	Promissory Note dated November 7, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.2 to the Form 8-K filed on January 21, 2015).

10.4	Promissory Note dated November 14, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.3 to the Form 8-K filed on January 21, 2015).

10.5	Promissory Note dated November 24, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.4 to the Form 8-K filed on January 21, 2015).

10.6	Promissory Note dated January 19, 2015 in the original principal amount of $310,000.00 plus interest at the rate of 7.0% per annum, payable in installments (filed as Exhibit 10.5 to the Form 8-K filed on January 21, 2015).

10.7	Stock Purchase Agreement dated January 13, 2015, by and among Digerati Technologies, Inc. and Flagship Oil and Gas Corp. (filed as Exhibit 10.6 to the Form 8-K filed on January 21, 2015).

10.8	Form of stock award agreement under the Company’s 2005 Stock Compensation Plan for grants to qualifying employees’ 401K Retirement Accounts (filed as Exhibit 10.7 to the Form 8-K filed on January 21, 2015).

10.9	Renewal and Extension Promissory Note payable with Arthur L. Smith dated January 31, 2015 in the principal amount of $46,755 plus interest at the rate of 3.0% per annum due October 31, 2015. (filed as Exhibit 10.9 to the Form 10-Q filed on February 20, 2015).

10.10	Promissory Note payable with Craig K. Clement dated August 21, 2015 in the original principal amount of $25,000 plus interest at the rate of 0% per annum due October 31, 2015. (filed as Exhibit 10.10 to the Form 10-Q filed on November 25, 2015).

10.11	2015 Equity Compensation Plan (filed as Exhibit 4.1 to the Form S-8 filed on November 18, 2015).

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: February 26, 2016	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: February 26, 2016	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

