Form 10-Q
period 2016-04-30
Digerati Technologies, Inc.
filed 2016-06-02
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
5,234,165	Common Stock $0.001 par value	May 23, 2016

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2016

2

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 4	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2016 AND AS OF JULY 31, 2015 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2016 AND 2015 (UNAUDITED)

PAGE 6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2016 AND 2015 (UNAUDITED)

PAGES 7-11	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	April 30,	July 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6	$19
Restricted cash	1,509	-
Accounts receivable, net	2	1
Prepaid and other current assets	33	1
Total current assets	1,550	21

LONG-TERM ASSETS:
Intangible assets, net	33	44

Property and equipment, net	4	2
Oil and gas property	145	-

Total assets	$1,732	$67

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$809	$940
Accounts payable - related parties	18	-
Accrued liabilities	2,945	271
Current portion of long term debt - related party	-	43
Total current liabilities	3,772	1,254

LONG-TERM LIABILITIES:
Customer deposits	140	138
Total long-term liabilities	140	138

Total liabilities	3,912	1,392

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 5,234,165 and 5,113,030 issued and outstanding, respectively	5	5
Additional paid in capital	75,656	75,634
Subscription receivable	-	(29)
Accumulated deficit	(77,842)	(76,936)
Other comprehensive income	1	1
Total stockholders' deficit	(2,180)	(1,325)
Total liabilities and stockholders' deficit	$1,732	$67

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Global VoIP services	$9	$7	$25	$39
Cloud-based hosted services	47	57	148	173

Total operating revenues	56	64	173	212

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	(1)	46	79	129
Selling, general and administrative expense	250	171	788	610
Legal and professional fees	45	83	176	220
Bad debt	-	4	-	9
Depreciation and amortization expense	4	4	13	12
Total operating expenses	298	308	1,056	980

OPERATING LOSS	(242)	(244)	(883)	(768)

OTHER INCOME (EXPENSE):
Loss on derivative instruments and disposal of fixed assets	-	-	-	(29)
Gain (loss) on debt extinguishment	-	-	2	(7)
Interest income (expense)	(28)	(1)	(25)	(13)
Total other income (expense)	(28)	(1)	(23)	(49)

NET LOSS ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$(270)	$(245)	$(906)	$(817)

LOSS PER SHARE - BASIC AND DILUTED ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC. SHAREHOLDERS	$(0.05)	$(0.05)	$(0.18)	$(0.26)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,234,165	5,113,030	5,166,849	3,200,178

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended April 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(906)	$(817)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
(Gain) loss on debt extinguishment	-	7
(Gain) loss on derivative instruments and disposal of fixed assets	(2)	(10)
Depreciation, amortization and accretion	13	12
Bad debt expense	-	9
Stock compensation	22	118
Changes in operating assets and liabilities:
Restricted cash	(1,509)	-
Accounts receivable	(1)	(9)
Prepaid expenses and other current assets	(32)	(1)
Accounts payable	(129)	143
Accounts payable - related parties	18	7
Accrued liabilities and customer deposits	2,676	25
Net cash provided by (used in ) operating activities	150	(516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas property	(145)	-
Purchases of property & equipment	(4)	(2)
Net cash used in investing activities	(149)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription receivable proceeds	29	-
Issuance of common stock	-	246
Payments on debt, related party	(68)	(2)
Proceeds from notes payable, related party	25	40
Net cash (used in) provided by financing activities	(14)	284

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13)	(234)
CASH AND CASH EQUIVALENTS, beginning of period	19	347

CASH AND CASH EQUIVALENTS, end of period	$6	$113

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4	$-
NON-CASH TRANSACTIONS:
Notes payable repaid with common stock	$-	$40
Repayment of liabilities with restricted cash	$-	$1,838

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

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

Taxes

The effective tax rate was 0% for the three and nine months ended April 30, 2016 and April 30, 2015, respectively.

Cash and cash equivalents

The Company considers all bank deposits and highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted cash

The Company restricted cash for potential tax liabilities; however, amounts have been expended for operating expenses and an investment.

Oil and gas property

The Company follows the successful efforts method of accounting for its oil and gas properties and, accordingly, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves are not discovered, such drilling costs are expensed. Other exploration costs, including geological and geophysical costs and delay rentals on unproved leaseholds are charged to exploration expense as incurred. The costs of all development wells and related equipment used in the production of oil and gas are capitalized. Costs to operate and maintain field equipment are expensed as incurred. Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonuses, brokerage and other fees, are capitalized. A gain or loss is recognized when a property is sold or an entire field ceases to produce and is abandoned.

The Company annually reviews its oil and gas properties for impairment whenever events or changes in circumstances indicate that the carrying value of such properties may not be recoverable. When it is determined that an oil and gas property’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge is recorded to reduce its carrying value to its estimated fair value. No impairment loss was recognized on the Company’s oil and gas properties during the period ended.

Unproved properties are assessed periodically on a property-by-property basis and any impairment in value recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties. Unproved properties are not subject to depletion, depreciation and amortization. The Company had no proved properties as of April 30, 2016.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s unaudited interim consolidated financial statements for the period ended April 30, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and has accumulated a deficit of approximately $77,842,000 and a working capital deficit of approximately $2,222,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s unaudited interim consolidated financial statements as of April 30, 2016 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – PURCHASE AND SALE AGREEMENT AND JOINT OPERATING AGREEMENT

On February 29, 2016 Flagship Energy Company ("Flagship"), a wholly-owned subsidiary of Digerati, entered into a Purchase and Sale Agreement (“PSA”) with a Texas-based contract-for-hire oil and gas operator (“Operator”). Under the PSA, Flagship has utilized Operator for the drilling, completion and initial operations of a shallow oil and gas well in conjunction with the purchase of 100% of Operator’s working interest and 80% of its Net Revenue Interest. Under the PSA, the Operator has agreed to transfer all field-level operations and assign 100% of a certain oil, gas and mineral lease to Flagship upon demand, which includes a tract of land located in South Texas. Additionally, Flagship entered into a Joint Operating Agreement ("JOA") with Operator, whereby the parties agree to develop the oil and gas well or wells for the production and retrieval of oil and gas commodities as provided for in the oil, gas and mineral lease.

NOTE 4 – BANKRUPTCY

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

(i)                 The Reorganization Plan became effective on December 31, 2014.

NOTE 5 – DEBT

At April 30, 2016 and July 31, 2015, outstanding debt consisted of the following: (In thousands)

	April 30, 2016	July 31, 2015
Note payable to Arthur L. Smith, bearing interest of 3.00% per annum, maturity October 31, 2015, unsecured. (See details below)	$-	$43
Total outstanding long-term debt	$-	$43
Current portion of long-term debt	-	(43)
Long-term debt, net of current portion	$-	$-

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

NOTE 6 – STOCK-BASED COMPENSATION

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

During the nine months ended April 30, 2016, we issued:

-	121,135 common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense of approximately $22,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

As of April 30, 2016 and 2015, Digerati did not have any outstanding options under the Plan. Unamortized compensation cost totaled $0 at April 30, 2016 and April 30, 2015.

NOTE 7 – SIGNIFICANT CUSTOMERS

During the nine months ended April 30, 2016, the Company derived a significant amount of revenue from four customers, comprising 30%, 24%, 15% and 12% of the total revenue for the period, respectively, compared to five customers, comprising 21%, 17%, 14%, 13% and 11% of the total revenue for the nine months ended April 30, 2015.

During the nine months ended April 30, 2016, the Company derived a significant amount of accounts receivable from three customers, comprising 60%, 28% and 10% of the total accounts receivable for the period, compared to one customer, comprising 96% of the total accounts receivable for the nine months ended April 30, 2015.

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

NOTE 9 – CONTINGENCIES

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three and nine months ended April 30, 2016 and 2015. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015 filed with the Securities and Exchange Commission on September 30, 2015. For purposes of the following discussion, fiscal 2016 or 2016 refers to the year ended July 31, 2016 and fiscal 2015 or 2015 refers to the year ended July 31, 2015.

History

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” or “Digerati”), was formed in 2004 as the successor to a business originally commenced by Latcomm International, Inc., a Canadian company formed in 1994. We began providing communication services in 1995 along the U.S.-Mexico corridor to capitalize on the opportunities created by the deregulation of the telecommunication industries within Latin America. Through FY 2012 our principal business was providing transportation of voice traffic for other telecommunication service providers, wireless carriers and regional Internet telephony providers using Voice over Internet Protocol (“VoIP”) technologies. Our wholly-owned subsidiary, Shift8 Technologies, Inc. (“Shift8”), offers a portfolio of Internet-based telephony products and services through our cloud application platform and session-based communication network, which is interconnected to numerous U.S. and foreign service providers.

During FY 2016 Flagship Energy Company ("Flagship"), a wholly-owned subsidiary of Digerati, entered into a Purchase and Sale Agreement (“PSA”) with a Texas-based contract-for-hire oil and gas operator (“Operator”). Under the PSA, Flagship has utilized Operator for the drilling, completion and initial operations of a shallow oil and gas well in conjunction with the purchase of 100% of Operator’s Working Interest and 80% of its Net Revenue Interest. Under the PSA, the Operator has agreed to transfer all field-level operations and assign 100% of a certain oil, gas and mineral lease to Flagship upon demand, which includes a tract of land located in South Texas. Additionally, Flagship entered into a Joint Operating Agreement ("JOA") with Operator, whereby the parties agree to develop the oil and gas well or wells for the production and retrieval of oil and gas commodities as provided for in the oil, gas and mineral lease.

Until July 2014, Digerati owned a waste disposal business focused on disposing of solid and liquid wastes from drilling sites and an oilfield services business providing skid houses, telecommunication services, booster booths, portable restrooms, generators, potable water, and mess halls to drilling contractors and oil companies in the Bakken region of Montana and North Dakota.

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

Results of Operations

Three Months ended April 30, 2016 Compared to Three Months ended April 30, 2015

Global VoIP Services. Global VoIP services revenue increased by $2,000, or 29%, from the quarter ended April 30, 2015 to the quarter ended April 30, 2016. The increase in revenue is attributed primarily to one of our customers temporarily requiring additional Global VoIP services during the quarter.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $10,000, or 18%, from the quarter ended April 30, 2015 to the quarter ended April 30, 2016. The decrease in revenue between periods is primarily attributed to the decrease in customers that generated significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $47,000, or 102%, from the quarter ended April 30, 2015 to the quarter ended April 30, 2016. The decrease in cost of services is as a result of various credits and discounts received from key vendors during the quarter.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $79,000, or 46%, from the quarter ended April 30, 2015 to the quarter ended April 30, 2016. The increase is attributed to the addition of a new employee for one of our new subsidiaries with an emphasis in the oil and gas services. And the addition of a new sales person for our Cloud-based hosted services.

Legal and professional fees. Legal and professional fees decreased by $38,000, or 46%, from the quarter ended April 30, 2015 to the quarter ended April 30, 2016.

Bad debt. Bad debt decreased by $4,000, or 100%. The Company did not recognized bad debt during the period ended April 30, 2016, however during the period ended April 30, 2015 the Company recognized $4,000 of bad debt for accounts that were deemed uncollectable.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $242,000 for the three months ended April 30, 2016 compared to an operating loss of $244,000 for the three months ended April 30, 2015. The decrease in operating loss between periods is primarily attributed to the decrease in cost of services, which was slightly offset by the increase in SG&A expenses during the quarter.

Other income (expense). Other income (expense) increased by $27,000 from the quarter ended April 30, 2015 to the quarter ended April 30. The primary reason for the increase in other income (expense) is attributed to the increase between periods interest expense of approximately $27,000.

Net income (loss) attributed to Digerati Technologies, Inc. Net income (loss) attributed to Digerati Technologies, Inc. increased to $25,000 or 10%, from the quarter ended April 30, 2015 to the quarter ended April 30, 2016. The increase in net income (loss) attributed to Digerati Technologies; Inc. is as a result of the decrease in revenue and the increase in SG&A expenses between periods.

Nine Months ended April 30, 2016 Compared to Nine Months ended April 30, 2015

Global VoIP Services. Global VoIP services revenue decreased by $14,000, or 36%, from the nine months ended April 30, 2015 to the nine months ended April 30, 2016. The decrease in revenue is attributed primarily to slowly dwindling Global VoIP services due in part to the constant price pressure in the market.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $25,000, or 14%, from the nine months ended April 30, 2015 to the nine months ended April 30, 2016. The decrease in revenue between periods is primarily attributed to the decrease in customers that generated significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $50,000, or 39%, from the nine months ended April 30, 2015 to the nine months ended April 30, 2016. The decrease in cost of services is a direct correlation to the decrease in total revenue and as a result of various credits and discounts received from key vendors.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $178,000, or 29%, from the nine months ended April 30, 2015 to the nine months ended April 30, 2016. The increase is attributed to the addition of a new employee for one of our new subsidiaries with an emphasis the in oil and gas services and the addition of a new sales person for our Cloud-based hosted services.

Legal and professional fees. Legal and professional fees decreased by $44,000, or 20%, from the nine months ended April 30, 2015 to the nine months ended April 30, 2016. The decrease is attributed to the emphasis in controlling legal and professional fees during the period.

Bad debt. Bad debt decreased by $9,000, or 100%. The Company did not recognized bad debt during the period ended April 30, 2016, however during the period ended April 30, 2015 the Company recognized $9,000 of bad debt for accounts that were deemed uncollectable.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $883,000 for the nine months ended April 30, 2016 compared to an operating loss of $768,000 for the nine months ended April 30, 2015. The increase in operating loss between periods is primarily attributed to the decrease in revenue between periods.

Other income (expense). Other income (expense) improved by $26,000, or 53%, from the nine months ended April 30, 2015 to the nine months ended April 30, 2016. The primary reason for the decrease in other income (expense) is attributed to the decrease between periods in gain (loss) on derivative instruments and disposal of fixed assets of approximately $29,000 and the decrease between periods in interest expense of approximately $12,000.

Net income (loss) attributed to Digerati Technologies, Inc. Net income (loss) attributed to Digerati Technologies, Inc. increased by $89,000 or 11%, from the nine months ended April 30, 2015 to the nine months ended April 30, 2016. The increase in net income (loss) attributed to Digerati Technologies; Inc. is as a result of the decrease in revenue and the increase in SG&A expenses between periods.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $6,000 as of April 30, 2016 and we had restricted cash of $1,509,000 as of April 30, 2016. Net cash provided by operating activities during the nine months ended April 30, 2016 was approximately $150,000, primarily as a result of accrued liabilities and restricted cash. Cash used in investing activities was $149,000 primarily for the acquisition of property & equipment and oil and gas property. Cash consumed by financing activities during the nine months ended April 30, 2016 was approximately $14,000 pursuant to the net reduction in various promissory notes during the period ended April 30, 2016. Overall, our net operating, investing and financing activities during the period ended April 30, 2016 consumed approximately $13,000 of cash.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2016 we anticipate reducing fixed costs, professional fees and general expenses. To strengthen our business we intend to invest in a new marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value added resellers to tap into new sources of revenue streams. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Additionally, we will continue to evaluate the acquisition of various oil and gas properties, as a result we anticipate incurring professional fees during the due diligence process.

Our current cash expenses are expected to be approximately $85,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of April 30, 2016 our total liabilities were approximately $3,912,000. As mentioned in Note 4 to the Financial Statements, upon the sale of the shares of Dishon and Hurley and in accordance with the Reorganization Plan, the appointed trustee paid approximately $1,838,000 of unsecured claims and intends to pay approximately $1,700,000 in professional fees. In addition, the trustee paid approximately $41,500,000 in secured claims. There were no proceeds from the sale of Dishon and Hurley shares in excess of the unsecured claims, professional fees and secured claims.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated deficit in Stockholders’ Deficit of approximately $77,842,000, which raises substantial doubt about our ability to continue as a going concern.

We will continue to work with various funding sources to secure additional debt and equity financings. During the period ending April 30, 2016 we secured $25,000 from a promissory note from a related party. However, there can be no assurance that we will be successful in executing the aforementioned plans and be able to continue as a going concern.

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

As of April 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were effective based on the COSO criteria.

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

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 5.  Other Information.

None

Item 6. Exhibits

Exhibit Number	Exhibit Title

2.1	Agreed Order Confirming Joint Plan of Reorganization filed by Plan Proponents (filed as Exhibit 2.1 to Form 8-K filed on April 11, 2014)

2.2	Plan Proponents’ Joint Chapter 11 Plan of Reorganization as Modified on the Record on April 4, 2014 (filed as Exhibit 2.2 to Form 8-K filed on April 11, 2014)

2.3	Plan Supplement Naming Independent Director in Connection With Plan Proponents’ Joint Chapter 11 Plan of Reorganization (filed as Exhibit 2.3 to Form 8-K filed on April 11, 2014)

2.4	Disclosure Statement Under 11 U.S.C. § 1125 and Bankruptcy Rule 3016 in Support of Plan Proponents’ Joint Chapter 11 Plan of Reorganization (filed as Exhibit 2.4 to Form 8-K filed on April 11, 2014)

2.5	Bankruptcy Settlement Agreement dated January 15, 2014 (filed as Exhibit 2.5 to Form 8-K filed on April 11, 2014)

2.6	Order Authorizing the Sale of 100% Equity Interests of Dishon Disposal, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 27, 2014 (filed as Exhibit 2.6 to Form 8-K filed on July 7, 2014)

2.7	Order Authorizing the Sale of 100% Equity Interests of Hurley Enterprises, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 26, 2014 (filed as Exhibit 2.7 to Form 8-K filed on July 24, 2014)

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Form 8-K filed on April 11, 2014)

3.2	Second Amended and Restated Bylaws, effective as of January 13, 2015 (filed as Exhibit 3.1 to Form 8-K filed on January 21, 2015).

10.1	Promissory note payable with Arthur L. Smith dated November 15, 2013 in the principal amount of $46,755 (filed as Exhibit 10.1 to the Form 10-Q filed on January 20, 2015).

10.2	Promissory Note dated October 31, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.1 to the Form 8-K filed on January 21, 2015).

Exhibit Number	Exhibit Title

10.3	Promissory Note dated November 7, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.2 to the Form 8-K filed on January 21, 2015).

10.4	Promissory Note dated November 14, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.3 to the Form 8-K filed on January 21, 2015).

10.5	Promissory Note dated November 24, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.4 to the Form 8-K filed on January 21, 2015).

10.6	Promissory Note dated January 19, 2015 in the original principal amount of $310,000.00 plus interest at the rate of 7.0% per annum, payable in installments (filed as Exhibit 10.5 to the Form 8-K filed on January 21, 2015).

10.7	Stock Purchase Agreement dated January 13, 2015, by and among Digerati Technologies, Inc. and Flagship Oil and Gas Corp. (filed as Exhibit 10.6 to the Form 8-K filed on January 21, 2015).

10.8	Form of stock award agreement under the Company’s 2005 Stock Compensation Plan for grants to qualifying employees’ 401K Retirement Accounts (filed as Exhibit 10.7 to the Form 8-K filed on January 21, 2015).

10.9	Renewal and Extension Promissory Note payable with Arthur L. Smith dated January 31, 2015 in the principal amount of $46,755 plus interest at the rate of 3.0% per annum due October 31, 2015. (filed as Exhibit 10.9 to the Form 10-Q filed on February 20, 2015).

10.10	Promissory Note payable with Craig K. Clement dated August 21, 2015 in the original principal amount of $25,000 plus interest at the rate of 0% per annum due October 31, 2015. (filed as Exhibit 10.10 to the Form 10-Q filed on November 25, 2015).

10.11	2015 Equity Compensation Plan (filed as Exhibit 4.1 to the Form S-8 filed on November 18, 2015).

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: June 2, 2016	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: June 2, 2016	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

