Form 10-K
period 2016-07-31
Digerati Technologies, Inc.
filed 2016-10-27
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $1,360,882 based on the closing price of $0.26 per share on October 25, 2016 , as reported on the over-the-counter bulletin board.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. ☐ Yes ☒ No

There were 5,234,165 shares of issuer’s Common Stock outstanding as of October 25, 2016.

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

Until July 2014, Digerati owned a waste disposal business focused on disposing of solid and liquid wastes from drilling sites and an oilfield services business providing skid houses, telecommunication services, booster booths, portable restrooms, generators, potable water, and mess halls to drilling contractors and oil companies in the Bakken region of Montana and North Dakota. Both of these subsidiaries were sold for an aggregate sale price of $41,500,000. See Note 3 in the consolidated financial statements.

Products and Services

We provide a comprehensive suite of Internet-based communication services to meet the global needs of businesses that are seeking simple, flexible, and cost effective communication solutions. Our Internet-based services include fully hosted IP/PBX services, IP Trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion and multiple customized IP/PBX features in a hosted or cloud environment for specialized applications. Our services are specifically designed for the needs of the small to medium-sized business, enterprise customers, call centers with international communication requirements, and regional Internet service providers that do not have the scale necessary to acquire their own telephony infrastructure.

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

The FCC requires Internet voice communications service providers, such as our company, to provide E-911 service in all geographic areas covered by the traditional wire-line E-911 network. Under the FCC’s rules, Internet voice communications providers must transmit the caller’s phone number and registered location information to the appropriate public safety answering point, or PSAP, for the caller’s registered location. The FCC also requires interconnected VoIP service providers to make Universal Service Fund (“USF”) contributions. We believe that our services are currently compliant with all applicable requirements of the FCC, and we have made and are making the required contributions to the USF. However, should we at some time fail to meet certain requirements or fail to make required contributions, we could be subject to revocation of our authority to operate or to fines or penalties.

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

The International Settlements Policy governs settlements between U.S. carriers’ and foreign carriers’ costs of terminating traffic over each other’s networks. The FCC enacted certain changes in rules designed to allow U.S. carriers to propose methods to pay for international call termination that deviate from traditional accounting rates and the International Settlement Policy. The FCC has also established lower benchmarks for the rates that U.S. carriers can pay foreign carriers for the termination of international services and these benchmarks may continue to decline. These rule changes have lowered the costs of our competitors to terminate traffic in the United States and are contributing to the downward pricing pressure facing us in the market.

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

Employees

As of July 31, 2016, we had 7 employees, all of whom performed operational, technical and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belongs to labor unions.

ITEM 1A.    RISK FACTORS.

Not Applicable to smaller reporting companies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not Applicable to smaller reporting companies.

ITEM 2.     PROPERTIES.

Our executive office is located at 3463 Magic Drive, Suite 355, San Antonio, Texas, in leased space consisting of 1,090 square feet. The lease for this facility is on a month to month basis. We pay annual rent of $7,740. We believe that our leased facilities are suitable and adequate for their intended use.

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

Fiscal 2015	Low	High
First Quarter	$0.10	$0.20
Second Quarter	$0.11	$0.33
Third Quarter	$0.19	$0.50
Fourth Quarter	$0.14	$0.22

Fiscal 2016	Low	High
First Quarter	$0.13	$0.47
Second Quarter	$0.15	$0.60
Third Quarter	$0.25	$0.34
Fourth Quarter	$0.16	$0.38

Holders

As of October 20, 2016, there were approximately 863 record holders of our Common Stock.

Dividends

We have not paid cash dividends on our common stock because we have not generated sufficient earnings. We do not anticipate paying a dividend in the future and expect to use all available earnings to provide funds for growth of our business.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2016.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	N/A	-0-

Equity Compensation Plans not approved by security holders	121,135	$0.18	7,378,865

Total	121,135	$0.18	7,378,865

Sales of Unregistered Securities

None

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

The following is a discussion of the consolidated financial condition and results of operations for the fiscal years ended July 31, 2016 and 2015. It should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, fiscal 2016 or 2016 refers to the year ended July 31, 2016 and fiscal 2015 or 2015 refers to the year ended July 31, 2015.

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

Cloud-based hosted Services: We provide enhanced VoIP services to resellers and enterprise customers. The service include fully hosted IP/PBX services, IP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple customized IP/PBX features in a hosted environment for specialized applications.

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

Results of Operations

Global VoIP Services. Global VoIP services revenue decreased by $1,000, or 2%, from fiscal 2015 to fiscal 2016. The decrease in revenue is attributable primarily to the price pressure in our industry due to a reduction of international termination, the overall reduction in the number of carriers connected to our network, and our de-emphasis of our wholesale carrier business.

Cloud Communication Services. Cloud communication services revenue decreased by $14,000, or 6%, from fiscal 2015 to fiscal 2016. The decrease in revenue between periods is primarily attributed to the decrease in customers that generated significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $25,000, or 15%, from 2015 to 2016. The decrease in cost of services is a direct correlation to the decline in Global VoIP services revenue and decline in Cloud Communication Services.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased by $262,000, or 34%, from 2015 to 2016. The increase is attributed to the addition of a new employee for one of our new subsidiaries with an emphasis in the oil and gas services and the addition of a new sales person for our Cloud-based hosted services.

Legal and professional fees. Legal and professional fees decreased by $59,000, or 23%, from 2015 to 2016. The decrease is attributed to the emphasis in controlling legal and professional fees during the period.

Bad debt. Bad debt decreased by $17,000, or 100%. The Company did not recognized bad debt during the period ended July 31, 2016, however during the period ended July 31, 2015 the Company recognized $17,000 of bad debt for accounts that were deemed uncollectable.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $1,116,000 for 2016 compared to an operating loss of $939,000 for 2015. The increase in operating loss between periods is primarily attributed to the decrease in revenue and the increase in SG&A expenses between periods.

Other income (expense). Other income (expense) improved by $25,000, or 51% from 2015 to 2016. The primary reason for the improvement in other income (expense) is attributed to the decrease between periods in gain (loss) on derivative instruments and disposal of fixed assets of approximately $29,000.

Net income (loss) attributed to Digerati Technologies, Inc. Net income (loss) attributed to Digerati Technologies, Inc. increased by $152,000 or 15%, from the year ended July 31, 2015 to the year ended July 31, 2016. The increase in net income (loss) attributed to Digerati Technologies; Inc. is as a result of the decrease in revenue and the increase in SG&A expenses between periods.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $1,169,000 as of July 31, 2016. Net cash provided by operating activities during the year July 31, 2016 was approximately $1,378,000, primarily as a result of accrued liabilities. Cash used in investing activities was $214,000 primarily for the acquisition of property & equipment and oil and gas property. Cash consumed by financing activities during the year ended July 31, 2016 was approximately $14,000 pursuant to the net reduction in various promissory notes during the period ended July 31, 2016. Overall, our net operating, investing and financing activities during the year ended July 31, 2016 generated approximately $1,169,000 of cash.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2017 we anticipate reducing fixed costs, professional fees and general expenses. To strengthen our business we intend to invest in a new marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value added resellers to tap into new sources of revenue streams, we have also secured various agent agreements to accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services, in addition to evaluating multiple oil and gas properties, as a result we anticipate incurring significant legal and professional fees during the due diligence process.

Our current cash expenses are expected to be approximately $85,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of July 31, 2016 our total liabilities were approximately $3,835,000. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated Stockholders’ Deficit of approximately $78,076,000, which raises substantial doubt about our ability to continue as a going concern.

We will continue to work with various funding sources to secure additional debt and equity financings. During the period ending July 31, 2016 we secured $25,000 from a promissory note from a related party. However, there can be no assurance that we will be successful in executing the aforementioned plans and be able to continue as a going concern.

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

Stock-based Compensation. We account for share-based compensation in accordance with provisions on share-based payments which require measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. There were no stock options granted during 2015 and 2016. But we issued 121,135 common shares during 2016 to various employees as part of our profit sharing plan contribution. At the time of issuance we recognized stock based compensation expense of approximately $22,000, equivalent to the market value of the shares issued calculated based on the share's closing price at the grant dates.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Digerati Technologies, Inc.

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Digerati Technologies, Inc. and its subsidiaries (collectively, “Digerati”) as of July 31, 2016 and July 31, 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of Digerati’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digerati as of July 31, 2016 and July 31, 2015 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

October 24, 2016

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31,	July 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,169	$19
Accounts receivable, net	2	1
Prepaid and other current assets	8	1
Total current assets	1,179	21

LONG-TERM ASSETS:
Intangible assets, net	29	44

Property and equipment, net	3	2
Oil and gas property	210	-

Total assets	$1,421	$67

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$770	$940
Accounts payable - related parties	19	-
Accrued liabilities	2,906	271
Current portion of long term debt - related party	-	43
Total current liabilities	3,695	1,254

LONG-TERM LIABILITIES:
Customer deposits	140	138
Total long-term liabilities	140	138

Total liabilities	3,835	1,392

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 5,234,165 and 5,113,030 issued and outstanding, respectively	5	5
Additional paid in capital	75,656	75,634
Subscription receivable	-	(29)
Accumulated deficit	(78,076)	(76,936)
Other comprehensive income	1	1
Total stockholders' deficit	(2,414)	(1,325)
Total liabilities and stockholders' deficit	$1,421	$67

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended July 31,
	2016	2015
OPERATING REVENUES:
Global VoIP services	$48	$49
Cloud-based hosted services	232	246

Total operating revenues	280	295

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	143	168
Selling, general and administrative expense	1,039	777
Legal and professional fees	196	255
Bad debt	-	17
Depreciation and amortization expense	18	17
Total operating expenses	1,396	1,234

OPERATING LOSS	(1,116)	(939)

OTHER INCOME (EXPENSE):
Loss on derivative instruments and disposal of fixed assets	-	(29)
Gain (loss) on debt extinguishment	2	(7)
Interest income (expense)	(26)	(13)
Total other income (expense)	(24)	(49)

NET LOSS ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC.	$(1,140)	$(988)

LOSS PER SHARE - BASIC AND DILUTED ATTRIBUTED TO DIGERATI TECHNOLOGIES, INC. SHAREHOLDERS	$(0.22)	$(0.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,183,817	3,683,646

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

YEARS ENDED JULY 31, 2016 AND 2015

(In thousands, except for share amounts)

			Additional			Other
	Common		Paid-in	Subscription	Accumulated	Comprehensive
	Shares	Par	Capital	Receivable	Deficit	Income	Totals
BALANCE, July 31, 2014	1,977,626	$2	$75,161	$-	$(75,948)	$1	$(784)
Stock issued for services	492,356	-	118	-	-	-	118
Stock issued for debt & cash	2,643,048	3	348	(29)	-	-	322
Loss on debt extinguishment	-	-	7	-	-	-	7
Net loss	-	-	-	-	(988)	-	(988)
BALANCE, July 31, 2015	5,113,030	$5	$75,634	$(29)	$(76,936)	$1	$(1,325)
Stock issued for services, to employees	121,135	-	22	-	-	-	22
Stock issued for debt & cash	-	-	-	29	-	-	29
Net loss	-	-	-	-	(1,140)	-	(1,140)
BALANCE, July 31, 2016	5,234,165	$5	$75,656	$-	$(78,076)	$1	$(2,414)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended July 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,140)	$(988)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
(Gain) loss on debt extinguishment	-	7
(Gain) loss on derivative instruments and disposal of fixed assets	(2)	29
Depreciation, amortization and accretion	18	17
Bad debt expense	-	17
Stock compensation	22	118
Changes in operating assets and liabilities:
Accounts receivable	(1)	(9)
Prepaid expenses and other current assets	(7)	156
Accounts payable	(168)	(24)
Accounts payable - related parties	19	7
Accrued liabilities and customer deposits	2,637	25
Net cash provided by (used in ) operating activities	1,378	(645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas property	(210)	-
Purchases of property & equipment	(4)	(3)
Net cash used in investing activities	(214)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription receivable proceeds	29	-
Issuance of common stock	-	282
Payments on debt, related party	(68)	(2)
Proceeds from notes payable, related party	25	40
Net cash (used in) provided by financing activities	(14)	320

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,150	(328)
CASH AND CASH EQUIVALENTS, beginning of period	19	347

CASH AND CASH EQUIVALENTS, end of period	$1,169	$19

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4	$-
NON-CASH TRANSACTIONS:
Notes payable repaid with common stock	$-	$40
Repayment of liabilities with restricted cash	$-	$1,838

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

Allowance for Doubtful Accounts.

Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2016 and 2015, Digerati’s allowance for doubtful accounts balance was $0 and $0, respectively.

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

Since January 1, 2007, Digerati accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, Digerati recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. Currently, we have $2,622,867 in accrued liabilities as of July 31, 2016 and no liability for unrecognized tax benefits was recorded as of July 31, 2015.

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

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended July 31, 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Our derivative liabilities as of July 31, 2016 and 2015 were $0 and were valued using Level 3 inputs.

Recently issued accounting pronouncements. Digerati does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on Digerati’s results of operations, financial position or cash flows.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the year ending July 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $78,076,000 and a working capital deficit of approximately $2,516,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s consolidated financial statements as of July 31, 2016 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – CHAPTER 11 REORGANIZATION

On May 30, 2013, Digerati Technologies, Inc., Debtor in Possession (“Digerati”) filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), Case No. 13-33264 (the “Bankruptcy”). Digerati filed the petition seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code for the primary purpose of streamlining litigation.

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

(a)	The Agreed Order provided final approval of the Disclosure Statement, a copy of which was filed as an exhibit to Digerati’s Current Report on Form 8-K dated January 23, 2014.

(b)	Upon the Confirmation Date, the Reorganized Debtor had 1,977,626 shares of common stock outstanding. All outstanding shares of Digerati’s preferred stock, warrants, options, conversion rights and other rights to acquire shares of common stock and all “super voting” shares were cancelled.

(c)	The Reorganized Debtor’s Board of Directors consisted of Messrs. Arthur L. Smith, William E. McIlwain and James J. Davis. The Reorganized Debtor’s officers, who served at the discretion of the board of directors until the Stockholder Meeting, were:

Arthur L. Smith	President and Chief Executive Officer
Antonio Estrada Jr.	Chief Financial Officer

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

NOTE 5 - PROPERTY AND EQUIPMENT

Following is a summary of Digerati’s property and equipment at July 31, 2016 and 2015 (in thousands):

	Useful lives	2016	2015
Telecom equipment & software	1-5 years	$14	$9
Less: accumulated depreciation		(11)	(7)
Net–property and equipment		$3	$2

For the years ended July 31, 2016 and 2015, depreciation and amortization totaled approximately $18,000 and $17,000, respectively.

NOTE 6 – DEBT

At July 31, 2016 and 2015, outstanding debt consisted of the following: (In thousands).

	July 31, 2016	July 31, 2015
Note payable to Arthur L. Smith, bearing interest of 3.00% per annum, maturity October 31, 2015, unsecured. (See details below)	$-	$43

Total outstanding long-term debt	$-	$43
Current portion of long-term debt	-	(43)
Long-term debt, net of current portion	$-	$-

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

NOTE 7 – INCOME TAXES

Digerati files a consolidated tax return. The current tax year is subject to examination by the Internal Revenue Service and certain state taxing authorities. As of July 31, 2016, Digerati had net operating loss carry-forwards of approximately $1,023,000 to reduce future federal income tax liabilities. Income tax benefit (provision) for the years ended July 31, 2016 and 2015 are as follows:

The effective tax rate for Digerati is reconciled to statutory rates as follows:

	2016	2015
Expected Federal benefit (provision), at statutory rate	35.0%	35.0%
Change in valuation allowance	(35.0)%	(35.0)%
	0.0%	0.0%

Deferred tax assets are comprised of the following as of July 31, 2016 and 2015:

	2016	2015
Net operating loss carryover	$358,000	$6,433,000
Valuation allowance	(358,000)	(6,433,000)
Total deferred tax asset, net	$-	$-

At July 31, 2016, realization of Digerati’s deferred tax assets was not considered likely to be realized. The change in the valuation allowance for 2016 was approximately $6,075,000. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in Digerati’s combined financial statements. The current year remains open to examination by the major taxing jurisdictions in which Digerati is subject to tax.

As a result of the reverse split in 2013 outstanding common shares was 1,977,626 as of July 31, 2014 and the sale of 2,279,412 common shares in January 2015 resulted in a change of control and the net operation loss became subject to the separate return limitation year, thus the net operating loss was reduced. The Company files a calendar year return and the net operating loss was adjusted for the fiscal year ended July 31, 2016.

We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluate on new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. Currently, we have $2,622,867 in accrued liabilities as of July 31, 2016.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

Digerati leases its office space with monthly payments of $580; the lease is on a month to month basis. The annual rent expense under the operating lease was $7,740 and $8,715 for 2016 and 2015, respectively. The future minimum lease payment under the operating lease for fiscal year 2017 is $6,960.

Contingencies

On May 1, 2014, Recap Marketing & Consulting LLP, Rainmaker Ventures II, Ltd and WEM Equity Capital investments, Ltd. filed an arbitration claim pursuant to the Bankruptcy Settlement Agreement. On July 19, 2014, the arbitrator entered a decision that Recap Marketing & Consulting LLP was entitled to the transfer of 20,600 shares of Digerati Common Stock that were outstanding as of the date of the November Transactions and reflected on Digerati's stockholder list as being held by other stockholders who were principals of Recap Marketing & Consulting, LLP. Recap Marketing & Consulting LLP and Rainmaker Ventures II, Ltd. subsequently challenged the findings of the arbitrator by filing a motion to vacate in In Re Digerati Technologies, Inc. On November 23, 2015, the Bankruptcy Court issued an order dismissing the motion vacate.

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

During the period ended July 31, 2016, we issued:

-	121,135 common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense of approximately $22,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

As of July 31, 2016 and 2015, Digerati did not have any outstanding options under the Plan. Unamortized compensation cost totaled $0 at July 31, 2016 and July 31, 2015.

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

A summary of the warrants as of July 31, 2016 and 2015 and the changes during the years ended July 31, 2016 and 2015 are presented below:

		Weighted-average	Weighted-average remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2014	-	$-	-
Granted	300,000	0.136	5.00
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2015	300,000	$0.136	4.50
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2016	300,000	$0.136	3.50
Exercisable at July 31, 2016	300,000	$0.136	3.50

NOTE 11 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $46,000 per year. Contributions under the plan are fully vested upon funding. During the years ended July 31, 2016 and July 31, 2015, the Company issued 121,135 and 492,356, respectively, common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense for July 31, 2016 and July 31, 2015 of $22,000 and $118,165, respectively, equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

NOTE 12 – SIGNIFICANT CUSTOMERS

During the year ended July 31, 2016, the Company derived a significant amount of revenue from four customers, comprising 26%, 19%, 16%, and 13% of the total revenue for the period, respectively, compared to four customers, comprising 20%, 15%, 12%, and 10% of the total revenue for the year ended July 31, 2015.

During the year ended July 31, 2016, the Company derived a significant amount of accounts receivable from one customer, comprising 68% of the total accounts receivable for the period, compared to one customer, comprising 75% of the total accounts receivable for the year ended July 31, 2015.

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

NOTE 14 – PURCHASE AND SALE AGREEMENT AND JOINT OPERATING AGREEMENT

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

NOTE 15 – SUBSEQUENT EVENTS

None

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2016.

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

As of July 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were effective based on the COSO criteria.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of July 31, 2016.

Name	Age	Position Held	Held Office Since
Arthur L. Smith	51	President & Chief Executive Officer	2003
Crag K. Clement	58	Chairman of the Board (1)	2014
Maxwell A. Polinsky	58	Director	2014
Antonio Estrada Jr.	41	Chief Financial Officer	2007

(1)	Mr. Clement is the CEO of Flagship Energy Company, a wholly-owned subsidiary of Digerati.

Arthur L. Smith (51) is our Chief Executive Officer, President, and Secretary. Mr. Smith has over 22 years of specialized experience in the telecommunications, technology, and oil and gas industries.  As the founder of Digerati, formerly known as ATSI Communications, Inc. (“ATSI”), he led the Company’s start-up operation focused on the USA – Mexico telecommunications corridor to over US$65 million in annual revenue and a listing on the American Stock Exchange that resulted in a market value of over US$450 million. Between 1999 and 2009, ATSI was a three-time recipient of Deloitte and Touche's Fast 500 Award for recognition as one of the 500 fastest growing technology companies in North America.  As CEO of ATSI, Mr. Smith also co-founded the Company’s highly successful Internet software subsidiary, GlobalSCAPE, Inc., in 1996 (NYSE MKT: GSB).  As Chairman of the Board of GlobalSCAPE, he led the Company's strategic and business development efforts from inception through its growth strategy that resulted in a listing on a public stock exchange and the subsequent sale of ATSI’s ownership to private investors in June 2002.  Through FY2014, Mr. Smith served as a director for the Company’s oilfield services subsidiaries, Dishon Disposal, Inc. and Hurley Enterprises, Inc. and is currently President and CEO of the Company’s cloud communications subsidiary, Shift8 Technologies, Inc.

Crag K. Clement (58) is our Chairman of the Board. Mr. Clement has over thirty-five years of executive and board of director experience with Technology (telecom, software, hardware) and Oil Exploration and Production (E&P) entities (Bettis, Boyle and Stovall, Buffalo Royalty, Petroleum Search, Yucca, and NASDAQ: PAN), where he was responsible for asset management, acquisitions/divestitures, strategic/tactical planning, financial operations, corporate finance, legal, transaction structuring, business development, investor relations and oversight. He assisted in the growth of a San Antonio-based telecom provider (AMEX: AI) from 10 employees to 500, achieving a public market valuation over US$450 million. He was the founding CEO of GlobalSCAPE, Inc. (NYSE MKT: GSB), the developer and owner of the popular FTP client software utility, CuteFTPTM, and was the former COO of XPEL Technologies Corp. (TSXV:DAP.U). Craig was the former Chairman of the South Texas Regional Center for Innovation and Commercialization, which screened and supported entrepreneurs through the Texas Emerging Technology Fund managed by the Texas Governor's office, which invested more than $350 million in Texas-based technology start-ups. From early 2011 through September, 2014, Craig served as a consultant to various E&P entities including Morning Star, BP, and Forge Energy (EnCap and Pine Brook – private equity sponsored). Since October of 2014, Mr. Clement has held the position of CEO for Flagship Energy Company. (www.flagenco.com).

Maxwell A. Polinsky (58) is our Director. Mr. Polinsky is currently the President and a Director of Winston Gold Mining, a Canadian-based mineral exploration company, and a principal in Venbanc Investment and Management Group Inc., an investment and merchant bank he co-founded in 1994. From 2009 to 2011, Mr. Polinsky was the Chief Financial Officer and a director of RX Exploration Inc., a company that successfully re opened the previous old historic Drumlummmon gold mine in Montana. Mr. Polinsky also served as a director of Nerium Biotechnology from 2006 to 2010, XPEL Technologies from 2003 to 2009, and Nighthawk Systems from 2001 to 2007. Mr. Polinsky holds a Bachelor of Commerce degree from the University of Manitoba.

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

Audit Committee and Audit Committee Financial Expert

We do not have an audit or other committee of our Board of Directors that performs equivalent functions. Our Board of Directors performs all functions of the audit committee. Mr. Maxwell A. Polinsky served as the Audit Committee Financial Expert during the year ended July 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION.

The compensation programs presently in effect with respect to the Chief Executive Officer, Chief Financial Officer and Chairman of the Board were established by the Board of Directors.

Arthur Smith serves as our President and Chief Executive Officer. Mr. Smith does not have a written employment agreement with the Company. Effective October 1, 2015, Mr. Smith's annual salary was approved by the Board of Directors to be set at $165,000. The Board of Directors also approved the reimbursement of monthly expenses up to $1,667. No other cash compensation is presently being paid to Mr. Smith.

Antonio Estrada Jr., serves as our Chief Financial Officer. Mr. Estrada does not have a written employment agreement with the Company. Effective October 1, 2015, Mr. Estrada's annual salary was approved by the Board of Directors to be set at $165,000. The Board of Directors also approved the reimbursement of monthly expenses up to $1,667. During FY2016 the Board of Directors approved an incentive bonus of $17,500 for Mr. Estrada for reaching the corporate objective of getting current with the Company's SEC filings. No other cash compensation is presently being paid to Mr. Estrada.

Craig K. Clement, serves as our Chairman of the Board, Chief Executive Officer and President of Flagship Energy Company, a wholly-owned subsidiary of Digerati. Mr. Clement does not have a written employment agreement with the Company. Effective October 1, 2015, Mr. Clement's annual salary was approved by the Board of Directors to be set at $195,000. No other cash compensation is presently being paid to Mr. Clement.

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

Long-term Incentive Awards. We award long-term incentive compensation to focus our executives on our long-term growth and stockholder return, as well as to encourage our executives to remain with us for the long-term. Long-term incentive awards are primarily in the form of grants of stock options and/or stock award pursuant to our 2015 Equity Compensation Plan (the “Plan”). We selected this form because of the favorable accounting and tax treatment and the expectation of key employees in our industry that they would receive stock options and/or stock grants. We do not have pre-established target award amounts for long-term incentive grants. In determining long-term incentive awards for the Named Executive Officers, our Board of Directors relies on recommendations from our Chief Executive Officer, who considers the individual performance of the executives, the relation of the award to base salary and annual incentive compensation, and associated accounting expense. The terms of and amount of awards are made by our Board of Directors in accordance with the Stock Option Plan.

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($)		All Other Compensation ($)		Total ($)

Arthur L. Smith President & Chief Executive Officer	2016 2015	$ $	170,002 139,473	$ $	-0- -0-	$ $	8,640 32,914	$ $	-0- -0-	$ $	-0- -0-	$ $	178,642 172,387
Antonio Estrada Jr. Chief Financial Officer	2016 2015	$ $	178,775 139,473	$ $	-0- -0-		8,640 32,914		-0- -0-		-0- -0-	$ $	187,416 172,387
Craig K. Clement Chairman of the Board (2)	2016 2015	$ $	179,504 -0-	$ $	-0- -0-	$ $	-0- -0-	$ $	-0- -0-	$ $	-0- -0-	$ $	179,504 -0-

(1)	During the year ended July 31, 2015 and 2016, the Digerati issued common shares as part of the Company’s profit sharing plan contribution.
(2)	Mr. Clement is the CEO of Flagship Energy Company, a wholly-owned subsidiary of Digerati.

Our Board of Directors adopted the 2015 Equity Compensation Plan (the “Plan”). Under the Plan the Board of Directors may grant up to 7.5 million shares of our common stock to our officers, Directors, employees and consultants. Grants may be in the form of incentive stock options, non-statutory stock options, restricted stock awards, and/or unrestricted stock awards. The number and terms of each award is determined by the Board of Directors, subject to the limitation that the exercise price of any option may not be less than the fair market value of the common stock on the date of grant.

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

OUTSTANDING EQUITY AWARDS AS OF JULY 31, 2016 (1)

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Arthur L. Smith	-	-	-	-	-	-
Antonio Estrada Jr.	-	-	-	-	-	-
Craig K. Clement	-	-	-	-	-	-

1)	As of July 31, 2016, Digerati did not have any outstanding options.

Compensation of Directors

Each Director that is not an officer is reimbursed the reasonable out-of-pocket expenses in connection with their travel to attend meetings of the Board of Directors. Each Director that is not an officer was paid $1,000 per month.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee of our Board of Directors or other committee that performs the same functions. Mr. Arthur L. Smith is presently our Chief Executive Officer and participates in deliberations concerning executive compensation.

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

The following table lists the beneficial ownership of shares of our Common Stock by (i) each person known to own more than 5% of our outstanding voting securities, (ii) each Director and nominee, (iii) the Named Executive Officers and (iv) all Directors and officers as a group. Information with respect to officers, Directors and their families is as of July 31, 2016 and is based on our books and records and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of our principal executive office and all securities are beneficially owned solely by the person indicated.

NAME OF	COMMON		% OF
INDIVIDUAL OR GROUP	STOCK		CLASS (1)

INDIVIDUAL OFFICERS,
DIRECTORS AND NOMINEES

Arthur L. Smith	231,080		4.41%
President, Chief Executive Officer
Director

Antonio Estrada Jr.	233,580		4.46%
Chief Financial Officer

Craig k. Clement	2,643,048	(2)	50.50%
Chairman of the Board (3)

Maxwell A. Polinsky	4,400		0.08%
Director

ALL OFFICERS AND
DIRECTORS AS A GROUP	3,112,108		59.45%

(1)	Based upon 5,234,165 shares of common stock outstanding as of July 31, 2016.
(2)	Indirect beneficial ownership through Flagship Oil and Gas Corp.
(3)	Mr. Clement is the CEO of Flagship Energy Company, a wholly-owned subsidiary of Digerati.

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

The Board has determined that Mr. Maxwell A. Polinsky satisfies the independence requirements in the NYSE Manual. In making the determination of director independence with respect to Mr. Crag K. Clement, the Board of Directors considered that the indirect beneficial ownership through Flagship Oil and Gas Corp., of 50.50% of our outstanding Common Stock and determined that Mr. Clement did not meet the requirements to be considered independent.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid to LBB & Associates Ltd., LLP during 2016 and 2015 for audit services rendered in connection with the audits and reviews of our consolidated financial statements.

Description of Fees	2016	2015

Audit Fees	$9,900	$36,150
Audit Related Fees	-0-	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

During the years ended July 31, 2016 and 2015, the Company paid $9,080 and $14,780, respectively to MiddletonRainesZapata, LLP for tax work related to the consolidated tax returns.

Pre-Approval of Audit and Non-Audit Services

The Board of Directors considered whether the non-audit services provided by LBB & Associates Ltd., LLP are compatible with maintaining their independence. Prior to engagement of an independent accounting firm for the next year’s audit, the Board of Directors is asked to pre-approve the engagement of the independent accounting firm, and the projected fees for audit services and audit-related services that we will incur. The fee amounts approved for the audit and audit-related services are updated to the extent necessary at meetings of the Board of Directors during the year. In the 2016 fiscal year, there were no fees paid to LBB & Associates Ltd., LLP under a de minimis exception to the rules that waives pre-approval for certain non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are exhibits to this report.

Number	Description
2.1	Agreed Order Confirming Joint Plan of Reorganization filed by Plan Proponents. (field as Exhibit 2.1 to Form 8-K filed on April 11, 2014)
2.2	Plan Proponents’ Joint Chapter 11 Plan of Reorganization as Modified on the Record on April 4, 2014. (field as Exhibit 2.2 to Form 8-K filed on April 11, 2014)
2.3	Plan Supplement Naming Independent Director in Connection With Plan Proponents’ Joint Chapter 11 Plan of Reorganization. (field as Exhibit 2.3 to Form 8-K filed on April 11, 2014)
2.4	Disclosure Statement Under 11 U.S.C. § 1125 and Bankruptcy Rule 3016 in Support of Plan Proponents’ Joint Chapter 11 Plan of Reorganization. (filed as Exhibit 2.4 to Form 8-K filed on April 11, 2014)
2.5	Bankruptcy Settlement Agreement dated January 15, 2014. (field as Exhibit 10.1 to Form 8-K filed on January 23, 2014)
2.6	Order Authorizing the Sale of 100% Equity Interests of Dishon Disposal, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 27, 2014. (filed as Exhibit 2.6 to Form 8-K filed on July 7, 2014)
2.7	Order Authorizing the Sale of 100% Equity Interests of Hurley Enterprises, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 26, 2014.(field as Exhibit 2.7 to Form 8-K filed on July 24, 2014)
3.1	Amended and Restated Articles of Incorporation. (filed as Exhibit 3.1 to Form 8-K filed on April 11, 2014)
3.2	Amended and Restated Bylaws. (filed as Exhibit 3.2 to Form 8-KA filed on April 25, 2014)
3.3	Second Amended and Restated Bylaws, effective as of January 13, 2015 (filed as Exhibit 3.1 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.1	Bankruptcy Settlement Agreement dated January 15, 2014. (filed as Exhibit 10.1 to Form 8-K filed on January 23, 2014)
10.2	Promissory note payable with Arthur L. Smith dated November 15, 2013 in the principal amount of $46,755 (filed as Exhibit 10.1 to Form 10-Q filed on January 20, 2015 (File No. 001-15687)).
10.3	Promissory Note dated October 31, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.1 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.4	Promissory Note dated November 7, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.2 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.5	Promissory Note dated November 14, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.3 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.6	Promissory Note dated November 24, 2014 in the original principal amount of $10,000.00 plus interest at the rate of 7.0% per annum due January 5, 2015 (filed as Exhibit 10.4 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).

10.7	Promissory Note dated January 19, 2015 in the original principal amount of $310,000.00 plus interest at the rate of 7.0% per annum, payable in installments (filed as Exhibit 10.5 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.8	Stock Purchase Agreement dated January 13, 2015, by and among Digerati Technologies, Inc. and Flagship Oil and Gas Corp. (filed as Exhibit 10.6 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.9	Form of stock award agreement under the Company's 2005 Stock Compensation Plan for grants to qualifying employees' 401K Retirement Accounts (filed as Exhibit 10.7 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.10	Renewal and Extension Promissory Note payable with Arthur L. Smith dated January 31, 2015 in the principal amount of $46,755 plus interest at the rate of 3.0% per annum due October 31, 2015. (filed as Exhibit 10.9 to Form 10-Q filed on February 20, 2015 (File No. 001-15687)).
10.11	Promissory Note payable with Craig K. Clement dated August 21, 2015 in the original principal amount of $25,000 plus interest at the rate of 0% per annum due October 31, 2015. (filed as Exhibit 10.10 to the Form 10-Q filed on November 25, 2015 (File No. 001-15687)).
10.12	2015 Equity Compensation Plan (filed as Exhibit 4.1 to Form S-8 filed on November 18, 2015 (File No. 001-15687)).
21.1	Subsidiary List.
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: October 27, 2016	By:	/s/ Arthur L. Smith
Arthur L. Smith
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer	October 27, 2016
Arthur L. Smith

/s/ Antonio Estrada Jr.	Principal Accounting Officer	October 27, 2016
Antonio Estrada Jr.	Principal Finance Officer

/s/ Craig K. Clement	Director	October 27, 2016
Craig K. Clement

/s/ Maxwell A. Polinsky	Director	October 27, 2016
Maxwell A. Polinsky

EXHIBIT INDEX

Number	Description
21.1	Subsidiary List
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes -Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

