Form 10-Q
period 2016-10-31
Digerati Technologies, Inc.
filed 2016-11-30
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
5,234,165	Common Stock $0.001 par value	November 30, 2016

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2016

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2016 AND AS OF JULY 31, 2016 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015 (UNAUDITED)

PAGE 3	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015 (UNAUDITED)

PAGES 4-6	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	October 31,	July 31,
	2016	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$802	$1,169
Accounts receivable, net	12	2
Revolving line of credit	14	-
Prepaid and other current assets	75	8
Total current assets	903	1,179

LONG-TERM ASSETS:
Intangible assets, net	25	29
Property and equipment, net	3	3
Oil and gas property	210	210

Total assets	$1,141	$1,421

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$759	$770
Accounts payable - related parties	22	19
Accrued liabilities	2,918	2,906
Total current liabilities	3,699	3,695

LONG-TERM LIABILITIES:
Customer deposits	138	140
Total long-term liabilities	138	140

Total liabilities	3,837	3,835

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 5,234,165 and 5,234,165 issued and outstanding, respectively	5	5
Additional paid in capital	75,656	75,656
Accumulated deficit	(78,358)	(78,076)
Other comprehensive income	1	1
Total stockholders' deficit	(2,696)	(2,414)
Total liabilities and stockholders' deficit	$1,141	$1,421

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended October 31,
	2016	2015
OPERATING REVENUES:
Global VoIP services	$-	$7
Cloud-based hosted services	44	53

Total operating revenues	44	60

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	33	39
Selling, general and administrative expense	278	202
Legal and professional fees	10	77
Depreciation and amortization expense	5	5
Total operating expenses	326	323

OPERATING LOSS	(282)	(263)

OTHER INCOME (EXPENSE):
Gain on derivative instruments and disposal of fixed assets	-	2
Interest income (expense)	-	4
Total other income (expense)	-	6

NET LOSS	$(282)	$(257)

LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,234,165	5,113,030

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(282)	$(257)
Adjustments to reconcile net loss to cash used in operating activities:
(Gain) loss on derivative instruments and disposal of fixed assets	-	(2)
Depreciation and amortization	5	5
Bad debt expense	-	2
Changes in operating assets and liabilities:
Restricted cash	-	(2,352)
Accounts receivable	(10)	(3)
Note receivable	(14)	-
Prepaid expenses and other current assets	(67)	1
Accounts payable	(11)	(32)
Accounts payable, related parties	3	-
Accrued liabilities and customer deposits	10	2,636
Net cash used in operating activities	(366)	(2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	(1)	(1)
Net cash used in investing activities	(1)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription receivable proceeds	-	29
Payments on debt, related party	-	(68)
Proceeds from notes payable, related party	-	25
Net cash used in financing activities	-	(14)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(367)	(17)
CASH AND CASH EQUIVALENTS, beginning of period	1,169	19

CASH AND CASH EQUIVALENTS, end of period	$802	$2

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$4

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. (“Digerati” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended July 31, 2016 contained in the Company’s Form 10-K filed on October 27, 2016 have been omitted.

Income Taxes

The effective tax rate was 0% for the three months ended October 31, 2016 and 2015, respectively. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Since January 1, 2007, the Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, the Company recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. We had $2,622,867 in accrued liabilities as of October 31, 2016 and July 31, 2016, respectively, for the purpose of settling a potential tax obligation.

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

Unproved properties are assessed periodically on a property-by-property basis and any impairment in value recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties. Unproved properties are not subject to depletion, depreciation and amortization. The Company had no proved properties as of October 31, 2016.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the quarter ending October 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $78,358,000 and a working capital deficit of approximately $2,796,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s consolidated financial statements as of October 31, 2016 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

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

As of October 31, 2016 and July 31, 2016 the Company has capitalized approximately $210,000 in oil and gas property. In addition there is a balance of approximately $38,000 in advances paid to the operator as of October 31, 2016 and included in prepaid and other current assets.

NOTE 4 - REVOLVING LINE OF CREDIT

On June 10, 2016, the Company extended a Revolving Line of Credit to one of its Strategic Partners. The Revolving Line of Credit is for $50,000 with an effective interest rate of 10% and maturity date of June 9, 2017. The Company has a secondary lien on accounts receivables, fixed assets and all other assets of the Strategic Partner. In addition, the Company also secured a personal guarantee from the largest shareholder and CEO.   As of October 31, 2016 the outstanding balance on the Revolving Line of Credit was $13,500. On November 1, 2016 the total principal balance and accrued interest was paid in full.

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

As of October 31, 2016 and 2015, Digerati did not have any outstanding options under the Plan. Unamortized compensation cost totaled $0 at October 31, 2016 and October 31, 2015.

NOTE 6 – SIGNIFICANT CUSTOMERS

During the three months ended October 31, 2016, the Company derived a significant amount of revenue from four customers, comprising 34%, 24%, 16% and 5% of the total revenue for the period, respectively, compared to four customers, comprising 29%, 24%, 15%, and 9% of the total revenue for the three months ended October 31, 2015.

During the three months ended October 31, 2016, the Company derived a significant amount of accounts receivable from three customers, comprising 50%, 37% and 6% of the total accounts receivable for the period, compared to three customers, comprising 43%, 40% and 17% of the total accounts receivable for the three months ended October 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “plan,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 filed with the Securities and Exchange Commission on October 27, 2016.

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three months ended October 31, 2016 and 2015. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016 filed with the Securities and Exchange Commission on October 27, 2016. For purposes of the following discussion, fiscal 2017 or 2017 refers to the year ended July 31, 2017 and fiscal 2016 or 2016 refers to the year ended July 31, 2016.

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

Results of Operations

Three Months ended October 31, 2016 Compared to Three Months ended October 31, 2015

Global VoIP Services. Global VoIP services revenue decreased by $7,000, or 100%, from the quarter ended October 31, 2015 to the quarter ended October 31, 2016. The decrease in revenue is attributed primarily to deemphasizing this product, as a result no Global VoIP revenue was generated during the quarter ended October 31, 2016.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $9,000, or 17%, from the quarter ended October 31, 2015 to the quarter ended October 31, 2016. The decrease in revenue between periods is primarily attributed to the decrease in customers that generated significant monthly recurring hosted services revenue. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $6,000, or 15%, from the quarter ended October 31, 2015 to the quarter ended October 31, 2016. The decrease in cost of services is as a result of decrease in revenue during the quarter ended October 31, 2016.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $76,000, or 38%, from the quarter ended October 31, 2015 to the quarter ended October 31, 2016. The increase is attributed to salaries incurred by our oil and gas subsidiary and the additional salaries incurred during the quarter by our Cloud-based hosted services.

Legal and professional fees. Legal and professional fees decreased by $67,000, or 87%, from the quarter ended October 31, 2015 to the quarter ended October 31, 2016.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $282,000 for the three months ended October 31, 2016 compared to an operating loss of $263,000 for the three months ended October 31, 2015. The increase in operating loss between periods is primarily attributed to the decrease in revenue, and increase in SG&A expenses.

Other income (expense). Other income (expense) decreased by $6,000 from the quarter ended October 31, 2015 to the quarter ended October 31, 2016. The primary reason for the decrease in other income (expense) is attributed to the decrease between periods in interest expense of approximately $4,000.

Net loss. Net loss increased by $25,000 or 10%, from the quarter ended October 31, 2015 to the quarter ended October 31, 2016. The increase in net loss is as a result of the decrease in revenue and the increase in SG&A expenses between periods.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $802,000 as of October 31, 2016. Net cash consumed by operating activities during the period ended October 31, 2016 was approximately $366,000, primarily as a result of operating expenses. Cash used in investing activities was $1,000 primarily for the purchases of property and equipment . Overall, our net operating, investing and financing activities during the period ended October 31, 2016 consumed approximately $367,000 of cash.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2017 we anticipate reducing fixed costs, professional fees and general expenses. To strengthen our business we intend to invest in a new marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value added resellers to tap into new sources of revenue streams, we have also secured various agent agreements to accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services, in addition to evaluating multiple oil and gas properties, as a result during the due diligence process we anticipate incurring significant legal and professional.

Our current cash expenses are expected to be approximately $85,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of October 31, 2016 our total liabilities were approximately $3,837,000. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated Stockholders’ Deficit of approximately $78,358,000, which raises substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2016.

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

As of October 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were effective based on the COSO criteria.

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

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: November 30, 2016	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 30, 2016	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)