Form 10-Q
period 2017-01-31
Digerati Technologies, Inc.
filed 2017-02-27
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
6,779,311	Common Stock $0.001 par value	February 27, 2017

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2017

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2017 AND AS OF JULY 31, 2016 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2017 AND 2016 (UNAUDITED)

PAGE 3	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2017 AND 2016 (UNAUDITED)

PAGES 4-7	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	January 31,	July 31,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$578	$1,169
Accounts receivable, net	8	2
Prepaid and other current assets	20	8
Total current assets	606	1,179

LONG-TERM ASSETS:
Intangible assets, net	21	29
Property and equipment, net	2	3
Oil and gas property - unproven	248	210

Total assets	$877	$1,421

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$797	$770
Accounts payable - related parties	25	19
Accrued liabilities	2,951	2,906
Total current liabilities	3,773	3,695

LONG-TERM LIABILITIES:
Customer deposits	139	140
Total long-term liabilities	139	140

Total liabilities	3,912	3,835

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 6,779,311 and 5,234,161 issued and outstanding, respectively	7	5
Additional paid in capital	76,028	75,656
Accumulated deficit	(79,071)	(78,076)
Other comprehensive income	1	1
Total stockholders' deficit	(3,035)	(2,414)
Total liabilities and stockholders' deficit	$877	$1,421

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
OPERATING REVENUES:
Global VoIP services	$-	$9	$-	$16
Cloud-based hosted services	42	48	87	101

Total operating revenues	42	57	87	117

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	34	40	69	80
Selling, general and administrative expense	617	337	878	538
Legal and professional fees	99	54	126	131
Depreciation and amortization expense	4	5	9	9
Total operating expenses	754	436	1,082	758

OPERATING LOSS	(712)	(379)	(995)	(641)

OTHER INCOME (EXPENSE):
Gain on derivative instruments and disposal of fixed assets	-	-	-	2
Interest income (expense)	-	-	-	3
Total other income (expense)	-	-	-	5

NET LOSS	$(712)	$(379)	$(995)	$(636)

LOSS PER SHARE - BASIC AND DILUTED	$(0.11)	$(0.07)	$(0.17)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	6,216,232	5,154,684	5,722,513	5,133,743

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended January 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(995)	$(636)
Adjustments to reconcile net loss to cash used in by operating activities:
(Gain) loss on derivative instruments and disposal of fixed assets	-	(2)
Depreciation and amortization	9	9
Stock compensation	374	23
Changes in operating assets and liabilities:
Restricted cash	-	(1,974)
Accounts receivable	(6)	(1)
Note receivable	-	-
Prepaid expenses and other current assets	(12)	(8)
Accounts payable	27	(71)
Accounts payable, related parties	6	-
Accrued liabilities and customer deposits	44	2,667
Net cash (used in) provided by operating activities	(553)	7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas property	(38)	-
Purchases of property & equipment	-	(3)
Net cash used in investing activities	(38)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription receivable proceeds	-	29
Payments on debt, related party	-	(68)
Proceeds from notes payable, related party	-	25
Net cash used in financing activities	-	(14)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(591)	(10)
CASH AND CASH EQUIVALENTS, beginning of period	1,169	19

CASH AND CASH EQUIVALENTS, end of period	$578	$9

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$4

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

Income Taxes

The effective tax rate was 0% for the six months ended January 31, 2017 and 2016, respectively. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Since January 1, 2007, the Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, the Company recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. We had $2,622,867 in accrued liabilities as of January 31, 2017 and July 31, 2016, respectively, for the purpose of settling a potential tax obligation.

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

Unproved properties are assessed periodically on a property-by-property basis and any impairment in value recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties. Unproved properties are not subject to depletion, depreciation and amortization. The Company had no proved properties as of January 31, 2017.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the period ending January 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $79,071,000 and a working capital deficit of approximately $3,167,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Management believes that current available resources will not be sufficient to fund the Company’s operations over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital, stock-based compensation for certain member of the executive management team or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

The Company will continue to work with various funding sources to secure additional debt and equity financings. However, Digerati cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Digerati’s consolidated financial statements as of January 31, 2017 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

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

As of January 31, 2017 and July 31, 2016 the Company has capitalized approximately $248,000 and $210,000, respectively in oil and gas property.

NOTE 4 - REVOLVING LINE OF CREDIT

On June 10, 2016, the Company extended a Revolving Line of Credit to one of its Strategic Partners. The Revolving Line of Credit is for $50,000 with an effective interest rate of 10% and maturity date of June 9, 2017. The Company has a secondary lien on accounts receivables, fixed assets and all other assets of the Strategic Partner. In addition, the Company also secured a personal guarantee from the largest shareholder and CEO.   As of January 31, 2017 the outstanding balance on the Revolving Line of Credit was $0.

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

During the six months ended January 31, 2017, we issued:

●	1,003,966 common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense of approximately $240,952 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	541,182 common shares to various employees for services. The Company recognized stock-based compensation expense of approximately $98,495 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	1,000,000 options to purchase common shares to various employees with an exercise price of $0.24 per share and a term of 5 years. The options vest equally over a period of one year. The options have a fair market value of $188,000.

●	150,000 options to purchase common shares to various employees with an exercise price of $0.24 per share and a term of 5 years. The options vest equally over a period of two years. The options have a fair market value of $33,000.

●	20,000 options to purchase common shares to an employee with an exercise price of $0.24 per share and a term of 5 years. The options vest equally over a period of three years. The options have a fair market value of $4,600.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	245.47%
Risk-free interest rate	1.73%
Expected term	1.0 - 3.0 years

Digerati recognized approximately $374,000 and $23,000 in stock based compensation expense to employees during the six months ended January 31, 2017 and 2016, respectively. Unamortized compensation cost totaled $191,000 and $0 at January 31, 2017 and January 31, 2016, respectively.

NOTE 6 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $54,000 per year. Contributions under the plan are fully vested upon funding. During the period ended January 31, 2017 and January 31, 2016, the Company issued 1,003,966 and 121,135, respectively, common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense for January 31, 2017 and January 31, 2016 of $240,952 and $23,000 respectively, equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

NOTE 7 – SIGNIFICANT CUSTOMERS

During the six months ended January 31, 2017, the Company derived a significant amount of revenue from four customers, comprising 31%, 24%, 11% and 5% of the total revenue for the period, respectively, compared to four customers, comprising 31%, 24%, 15%, and 11% of the total revenue for the six months ended January 31, 2016.

During the six months ended January 31, 2017, the Company derived a significant amount of accounts receivable from three customers, comprising 52%, 13% and 12% of the total accounts receivable for the period, compared to three customers, comprising 83%, 7% and 4% of the total accounts receivable for the six months ended January 31, 2016.

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the six months ended January 31, 2017 and 2016. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016 filed with the Securities and Exchange Commission on October 27, 2016. For purposes of the following discussion, fiscal 2017 or 2017 refers to the year ended July 31, 2017 and fiscal 2016 or 2016 refers to the year ended July 31, 2016.

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

Cloud-based hosted Services: We provide enhanced VoIP services to resellers and enterprise customers. The service includes fully hosted IP/PBX services, IP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple customized IP/PBX features in a hosted environment for specialized applications.

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

Results of Operations

Three Months ended January 31, 2017 Compared to Three Months ended January 31, 2016

Global VoIP Services. Global VoIP services revenue decreased by $9,000, or 100%, from the quarter ended January 31, 2016 to the quarter ended January 31, 2017. The decrease in revenue is attributed primarily to deemphasizing this product, as a result no Global VoIP revenue was generated during the quarter ended January 31, 2017.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $6,000, or 13%, from the quarter ended January 31, 2016 to the quarter ended January 31, 2017. The decrease in revenue between periods is primarily attributed to the decrease in customers that generated monthly recurring services revenue unrelated to the Company's core sales strategy and product line. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $6,000, or 15%, from the quarter ended January 31, 2016 to the quarter ended January 31, 2017. The decrease in cost of services is as a result of decrease in revenue during the quarter ended January 31, 2017.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $280,000, or 83%, from the quarter ended January 31, 2016 to the quarter ended January 31, 2017. The increase is attributed to $374,000 in stock compensation expense recognized during the quarter ended January 31, 2017.

Legal and professional fees. Legal and professional fees increased by $45,000, or 83%, from the quarter ended January 31, 2016 to the quarter ended January 31, 2017. The increase is attributed to $99,000 in legal fees recognized during the quarter ended January 31, 2017 related to professionals conducting due diligence on a potential acquisition.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $712,000 for the three months ended January 31, 2017 compared to an operating loss of $379,000 for the three months ended January 31, 2016. The increase in operating loss between periods is primarily attributed to the increase in legal and professional fees related to professionals conducting due diligence on a potential acquisition.

Net loss. Net loss increased by $333,000 or 88%, from the quarter ended January 31, 2016 to the quarter ended January 31, 2017. The increase in net loss is primarily attributed to the increase in legal and professional fees related to professionals conducting due diligence on a potential acquisition.

Six Months ended January 31, 2017 Compared to Six Months ended January 31, 2016

Global VoIP Services. Global VoIP services revenue decreased by $16,000, or 100%, from the six months ended January 31, 2016 to the six months ended January 31, 2017. The decrease in revenue is attributed primarily to deemphasizing this product, as a result no Global VoIP revenue was generated during the six months ended January 31, 2017.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $14,000, or 14%, from the six months ended January 31, 2016 to the six months ended January 31, 2017. The decrease in revenue between periods is primarily attributed to the decrease in customers that generated monthly recurring services revenue unrelated to the Company's core sales strategy and product line. Hosted services include fully hosted IP/PBX services, IP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The consolidated cost of services decreased by $11,000, or 14%, from the six months ended January 31, 2016 to the six months ended January 31, 2017. The decrease in cost of services is as a result of decrease in revenue during the six months ended January 31, 2017.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $340,000, or 63%, from the six months ended January 31, 2016 to the six months ended January 31, 2017. The increase is attributed to $374,000 in stock compensation expense recognized during the period ended January 31, 2017.

Legal and professional fees. Legal and professional fees decreased by $5,000, or 4%, from the six months ended January 31, 2016 to the six months ended January 31, 2017.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $995,000 for the six months ended January 31, 2017 compared to an operating loss of $641,000 for the six months ended January 31, 2016. The increase in operating loss between periods is primarily attributed to $374,000 in stock compensation expense recognized during the period ended January 31, 2017.

Other income (expense). Other income (expense) decreased by $5,000 from the six months ended January 31, 2016 to the six months ended January 31, 2017. The primary reason for the decrease in other income (expense) is attributed to the decrease between periods in interest expense of approximately $3,000.

Net loss. Net loss increased by $359,000 or 56%, from the six months ended January 31, 2016 to the six months ended January 31, 2017. The increase in net loss is primarily attributed to $374,000 in stock compensation expense recognized during the period ended January 31, 2017.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $578,000 as of January 31, 2017. Net cash consumed by operating activities during the period ended January 31, 2017 was approximately $553,000, primarily as a result of operating expenses. Cash used in investing activities was $38,000 for the purchases of oil and gas property. Overall, our net operating, investing and financing activities during the period ended January 31, 2017 consumed approximately $591,000 of cash.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2017 we anticipate reducing fixed costs, professional fees and general expenses, in addition, certain members of our Management Team will take a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to invest in a new marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value added resellers to tap into new sources of revenue streams, we have also secured various agent agreements to accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services, as a result during the due diligence process we anticipate incurring significant legal and professional fees.

Our current cash expenses are expected to be approximately $85,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of January 31, 2017 our total liabilities were approximately $3,912,000. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated deficit of approximately $79,071,000, which raises substantial doubt about our ability to continue as a going concern.

We will continue to work with various funding sources to secure additional debt and equity financings. However, there can be no assurance that we will be successful in executing the aforementioned plans and be able to continue as a going

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly report on Form 10-Q for the quarter ended January 31, 2017, our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO") evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DIGERATI TECHNOLOGIES, INC. (Registrant)

Date: February 27, 2017	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: February 27, 2017	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

