Form 10-Q
period 2017-04-30
Digerati Technologies, Inc.
filed 2017-06-02
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒
Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
6,819,311	Common Stock $0.001 par value	June 1, 2017

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2017

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2017 AND JULY 31, 2016 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2017 AND 2016 (UNAUDITED)

PAGE 3	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2017 AND 2016 (UNAUDITED)

PAGES 4-7	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	April 30,	July 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$344	$1,169
Accounts receivable, net	5	2
Prepaid and other current assets	18	8
Total current assets	367	1,179

LONG-TERM ASSETS:
Intangible assets, net	17	29
Property and equipment, net	3	3
Oil and gas properties - unproven	-	210

Total assets	$387	$1,421

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$793	$770
Accounts payable - related parties	28	19
Accrued liabilities	2,972	2,906
Total current liabilities	3,793	3,695

LONG-TERM LIABILITIES:
Customer deposits	138	140
Total long-term liabilities	138	140

Total liabilities	3,931	3,835

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 6,779,311 and 5,234,165 issued and outstanding, respectively	7	5
Additional paid in capital	76,080	75,656
Accumulated deficit	(79,632)	(78,076)
Other comprehensive income	1	1
Total stockholders’ deficit	(3,544)	(2,414)
Total liabilities and stockholders’ deficit	$387	$1,421

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Global VoIP services	$-	$9	$-	$25
Cloud-based hosted services	50	47	137	148

Total operating revenues	50	56	137	173

OPERATING EXPENSES:
Cost of services(exclusive of depreciation and amortization)	39	(1)	106	79
Loss on disposal of unproven oil and gas properties	248	-	248	-
Selling, general and administrative expense	232	250	748	766
Stock compensation expense	51	-	426	22
Legal and professional fees	39	45	152	176
Depreciation and amortization expense	4	4	13	13
Total operating expenses	613	298	1,693	1,056

OPERATING LOSS	(563)	(242)	(1,556)	(883)

OTHER INCOME (EXPENSE):
Gain on derivative instruments and disposal of fixed assets	-	-	-	2
Interest income (expense)	1	(28)	-	(25)
Total other income (expense)	1	(28)	-	(23)

NET LOSS	$(562)	$(270)	$(1,556)	$(906)

LOSS PER SHARE- BASIC AND DILUTED	$(0.08)	$(0.05)	$(0.26)	$(0.18)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING- BASIC AND DILUTED	6,779,311	5,234,165	6,068,304	5,166,849

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,556)	$(906)
Adjustments to reconcile net loss to cash used in by operating activities:
(Gain) loss on derivative instruments and disposal of assets	-	(2)
Loss on disposal of unproven oil and gas properties	248	-
Depreciation and amortization	13	13
Stock compensation	426	22
Changes in operating assets and liabilities:
Restricted cash	-	(1,509)
Accounts receivable	(3)	(1)
Note receivable	-	-
Prepaid expenses and other current assets	(10)	(32)
Accounts payable	23	(129)
Accounts payable, related parties	9	18
Accrued liabilities and customer deposits	64	2,676
Net cash (used in) provided by operating activities	(786)	150

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas property	(38)	(145)
Purchases of property & equipment	(1)	(4)
Net cash used in investing activities	(39)	(149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription receivable proceeds	-	29
Payments on debt, related party	-	(68)
Proceeds from notes payable, related party	-	25
Net cash used in financing activities	-	(14)

DECREASE IN CASH AND CASH EQUIVALENTS	(825)	(13)
CASH AND CASH EQUIVALENTS, beginning of period	1,169	19

CASH AND CASH EQUIVALENTS, end of period	$344	$6

SUPPLEMENT AL DISCLOSURES:
Cash paid for interest	$-	$4

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

Income Taxes

The effective tax rate was 0% for the nine months ended April 30, 2017 and 2016, respectively. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Since January 1, 2007, the Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, the Company recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. We had $2,622,867 in accrued liabilities as of April 30, 2017 and July 31, 2016, respectively, for the purpose of settling a potential tax obligation.

Cash and cash equivalents

The Company considers all bank deposits and highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Oil and gas properties

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

The Company annually reviews its oil and gas properties for impairment whenever events or changes in circumstances indicate that the carrying value of such properties may not be recoverable. When it is determined that an oil and gas property’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge is recorded to reduce its carrying value to its estimated fair value. During the period ended April 30, 2017 the Company recognized an impairment loss of $248,000 on the Company’s oil and gas properties.

Unproved properties are assessed periodically on a property-by-property basis and any impairment in value recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties. Unproved properties are not subject to depletion, depreciation and amortization. The Company had no proved properties as of April 30, 2017.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where applicable, to conform to the financial statement presentation used in 2017. The reclassifications have no impact on net loss.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the period ending April 30, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $79,632,000 since 1993 and a working capital deficit of approximately $3,426,000 which raises substantial doubt about Digerati’s ability to continue as a going concern. The current working capital deficit of $3,426,000 includes $2,622,867 in accrued liabilities accounted for as an uncertain tax position.

Management Plans to Continue as a Going Concern

Management believes that current available resources will not be sufficient to fund the Company’s operations over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such additional funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

The Company will continue to work with various best-efforts funding sources to secure additional debt and equity financings. However, Digerati cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Digerati’s consolidated financial statements as of April 30, 2017 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – PURCHASE AND SALE AGREEMENT AND JOINT OPERATING AGREEMENT

On February 29, 2016 Flagship Energy Company (“Flagship”), a wholly-owned subsidiary of Digerati, entered into a Purchase and Sale Agreement (“PSA”) with a Texas-based contract-for-hire oil and gas operator (“Operator”). Under the PSA, Flagship has utilized Operator for the drilling, completion and initial operations of a shallow oil and gas well in conjunction with the purchase of 100% of Operator’s working interest and 80% of its Net Revenue Interest. Under the PSA, the Operator has agreed to transfer all field-level operations and assign 100% of a certain oil, gas and mineral lease to Flagship upon demand, which includes a tract of land located in South Texas. Additionally, Flagship entered into a Joint Operating Agreement (“JOA”) with Operator, whereby the parties agree to develop the oil and gas well or wells for the production and retrieval of oil and gas commodities as provided for in the oil, gas and mineral lease.

During the period ended April 30, 2017 the Company recognized an impairment loss of $248,000 for the total capitalized investment amount in the oil and gas properties.

NOTE 4 - REVOLVING LINE OF CREDIT

On June 10, 2016, the Company extended a Revolving Line of Credit to one of its Strategic Partners. The Revolving Line of Credit is for $50,000 with an effective interest rate of 10% and maturity date of June 9, 2017. The Company has a secondary lien on accounts receivables, fixed assets and all other assets of the Strategic Partner. In addition, the Company also secured a personal guarantee from the largest shareholder and CEO.   As of April 30, 2017, the outstanding balance on the Revolving Line of Credit was $0.

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

During the nine months ended April 30, 2017, we issued:

•	1,003,966 common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense of approximately $240,952 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

•	541,182 common shares to various employees for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $98,495 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

•	1,000,000 options to purchase common shares to various employees with an exercise price of $0.24 per share and a term of 5 years. The options vest equally over a period of one year. The options have a fair market value of $188,000.

•	150,000 options to purchase common shares to various employees with an exercise price of $0.24 per share and a term of 5 years. The options vest equally over a period of two years. The options have a fair market value of $33,000.

•	20,000 options to purchase common shares to an employee with an exercise price of $0.24 per share and a term of 5 years. The options vest equally over a period of three years. The options have a fair market value of $4,600.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	245.47%
Risk-free interest rate	1.73%
Expected term	1.0 - 3.0 years

Digerati recognized approximately $426,000 and $22,000 in stock based compensation expense to employees during the nine months ended April 30, 2017 and 2016, respectively. During the three months ended April 30, 2017 and April 30, 2016, the Company recognized approximately $51,000 and $0, respectively. Unamortized compensation cost totaled $140,000 and $0 at April 30, 2017 and April 30, 2016, respectively.

NOTE 6 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $54,000 per year. Contributions under the plan are fully vested upon funding. During the period ended April 30, 2017 and April 30, 2016, the Company issued 1,003,966 and 121,135, respectively, common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense for the nine months ended April 30, 2017 and 2016 of $241,000 and $22,000, respectively, equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

NOTE 7 – SIGNIFICANT CUSTOMERS

During the nine months ended April 30, 2017, the Company derived a significant amount of revenue from four customers, comprising 28%, 23%, 11% and 4% of the total revenue for the period, respectively, compared to four customers, comprising 30%, 24%, 15%, and 12% of the total revenue for the nine months ended April 30, 2016.

During the nine months ended April 30, 2017, the Company derived a significant amount of accounts receivable from three customers, comprising 63%, 11% and 9% of the total accounts receivable for the period, compared to three customers, comprising 60%, 28% and 10% of the total accounts receivable for the nine months ended April 30, 2016.

NOTE 8 – SUBSEQUENT EVENTS

2017 Private Placement

On May 2, 2017, the Company issued 40,000 shares of its common stock at a price of $0.50 per share and warrants to purchase an additional 7,500 shares of its common stock at an exercise price of $0.50 per share to an accredited investor. The warrants have a term of three years and are exercisable beginning in May 2018. A fair value of $4,500 was estimated for the warrants using the Black-Sholes valuation method using a volatility of 133.74%, an interest rate of 1.50% and a dividend yield of zero. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments.

Agreement and Plan of Merger

On May 8, 2017, Shift8 Technologies, Inc., a Nevada corporation (“Shift8”), a wholly owned subsidiary of Digerati Technologies, Inc., a Nevada corporation (the “Company”), and T3 Acquisition, Inc., a Florida corporation (“Acquisition Sub”), and newly formed wholly owned subsidiary of Shift8, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with T3 Communications, Inc., a Florida corporation (“T3”). The Merger Agreement provides that, upon the terms and subject to the conditions thereof, the Acquisition Sub will be merged with and into T3, with T3 continuing as the surviving corporation and as a wholly owned subsidiary of Shift8. The Company anticipates closing in approximately 90 days, the Merger is subject to (i) approval by the Shareholders of T3, (ii) the receipt of regulatory approvals, including the Federal Communications Commission (“FCC”) and Florida Public Service Commission (“PSC”), and (iii) certain other customary closing conditions.

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three and nine months ended April 30, 2017 and 2016. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016 filed with the Securities and Exchange Commission on October 27, 2016. For purposes of the following discussion, fiscal 2017 or 2017 refers to the year ended July 31, 2017 and fiscal 2016 or 2016 refers to the year ended July 31, 2016.

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

During FY 2016 Flagship Energy Company (“Flagship”), a wholly-owned subsidiary of Digerati, entered into a Purchase and Sale Agreement (“PSA”) with a Texas-based contract-for-hire oil and gas operator (“Operator”). Under the PSA, Flagship has utilized Operator for the drilling, completion and initial operations of a shallow oil and gas well in conjunction with the purchase of 100% of Operator’s Working Interest and 80% of its Net Revenue Interest. Under the PSA, the Operator has agreed to transfer all field-level operations and assign 100% of a certain oil, gas and mineral lease to Flagship upon demand, which includes a tract of land located in South Texas. Additionally, Flagship entered into a Joint Operating Agreement (“JOA”) with Operator, whereby the parties agree to develop the oil and gas well or wells for the production and retrieval of oil and gas commodities as provided for in the oil, gas and mineral lease. During the period ended April 30, 2017 the Company terminated its investment in the oil and gas properties and recognized an impairment loss of $248,000 for the total capitalized investment amount.

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

Results of Operations

Three Months ended April 30, 2017 Compared to Three Months ended April 30, 2016

Global VoIP Services. Global VoIP services revenue decreased by $9,000, or 100%, from the quarter ended April 30, 2016 to the quarter ended April 30, 2017. The decrease in revenue is attributed primarily to deemphasizing this product, as a result no Global VoIP revenue was generated during the quarter ended April 30, 2017.

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $3,000, or 6%, from the quarter ended April 30, 2016 to the quarter ended April 30, 2017. The increase in revenue between periods is primarily attributed to the increase in customers that generated monthly recurring services revenue. Hosted services include the following, fully hosted IP/PBX services, IP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $40,000, from the quarter ended April 30, 2016 to the quarter ended April 30, 2017. During the period ended April 30, 2016 the Company received various credits and discounts from key vendors, the Company did not receive similar credits during the period ended April 30, 2017, thus the increase in cost of services between periods.

Loss on disposal of unproven oil and gas properties. The Company reported a loss on disposal of unproven oil and gas properties of $248,000 for the three months ended April 30, 2017 compared to a loss on disposal of assets $0 for the three months ended April 30, 2016. During the period ended April 30, 2017 the Company terminated its investment in the oil and gas properties and recognized an impairment loss of $248,000 for the total capitalized investment amount.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $18,000, or 7%, from the quarter ended April 30, 2016 to the quarter ended April 30, 2017. The decrease is primarily attributed to the reduction in cash compensation to the Company’s management team, the reduction in cash compensation was recognized during the three months ended April 30, 3017, thus the reduction in SG&A between periods.

Stock Compensation Expense. Stock compensation expense increased by $51,000, or 100%, from the quarter ended April 30, 2016 to the quarter ended April 30, 2017. The increase is attributed to the recognition of stock option expense associated to the stock options granted to various employees during FY2017. There were no outstanding options during FY2016, as a result the Company did not recognized any stock options expense during the three months ended April 30, 2016.

Legal and professional fees. Legal and professional fees decreased by $6,000, or 13%, from the quarter ended April 30, 2016 to the quarter ended April 30, 2017. The decrease is attributed to the implementation of controlling all legal and professional fees and only allowing for professional and legal expenses be incurred related to professionals conducting the due diligence on a potential acquisition.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $563,000 for the three months ended April 30, 2017 compared to an operating loss of $242,000 for the three months ended April 30, 2016. The increase in operating loss between periods is primarily attributed to the recognition of $248,000 related to the loss on disposal of unproven oil and gas properties, the $40,000 increase in cost of services and the $51,000 in stock compensation expense. The increase was slightly offset between periods by the $18,000 decrease in SG&A and the $6,000 decrease in legal and professional fees.

Other income (expense). Other income (expense) decreased by $29,000 from the quarter ended April 30, 2016 to the quarter ended April 30, 2017. The primary reason for the decrease in other income (expense) is attributed to the decrease between periods interest expense as a result of the Company currently not having any promissory notes that incur interest.

Net loss attributed to Digerati Technologies, Inc. Net loss attributed to Digerati Technologies, Inc. increased by $292,000 or 108%, from the quarter ended April 30, 2016 to the quarter ended April 30, 2017. The increase in net loss attributed to Digerati Technologies; Inc. between periods is primarily attributed to the recognition of $248,000 related to the loss on disposal of unproven oil and gas properties, the $40,000 increase in cost of services and the $51,000 in stock compensation expense. The increase was slightly offset between periods by the $18,000 decrease in SG&A, the $6,000 decrease in legal and professional fees and the $29,000 decrease in other expense.

Nine Months ended April 30, 2017 Compared to Nine Months ended April 30, 2016

Global VoIP Services. Global VoIP services revenue decreased by $25,000, or 100%, from the nine months ended April 30, 2016 to the nine months ended April 30, 2017. The decrease in revenue is attributed primarily to deemphasizing this product, as a result no Global VoIP revenue was generated during the nine months ended April 30, 2017.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $11,000, or 7%, from the nine months ended April 30, 2016 to the nine months ended April 30, 2017. The decrease in revenue between periods is primarily attributed to the decrease in customers that generated monthly recurring services revenue unrelated to the Company’s core sales strategy and product line. Hosted services include the following, fully hosted IP/PBX services, IP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $27,000, or 34%, from the nine months ended April 30, 2016 to the nine months ended April 30, 2017. During the period ended April 30, 2016 the Company received various credits and discounts from key vendors, the Company did not receive similar credits during the period ended April 30, 2017, thus the increase in cost of services between periods.

Loss on disposal of unproven oil and gas properties. The Company reported a loss on disposal of unproven oil and gas properties of $248,000 for the period ended April 30, 2017 compared to a loss on disposal of unproven oil and gas properties of $0 for the period ended April 30, 2016. During the period ended April 30, 2017 the Company terminated its investment in the oil and gas properties and recognized an impairment loss of $248,000 for the total capitalized investment amount.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $18,000, or 2%, from the nine months ended April 30, 2016 to the nine months ended April 30, 2017. The decrease is primarily attributed to the reduction in cash compensation to the Company’s management team, the reduction in cash compensation was recognized during the quarter ended April 30, 2017, thus the reduction in SG&A between periods.

Stock Compensation Expense. Stock compensation expense increased by $404,000, from the nine months ended April 30, 2016 to the nine months ended April 30, 2017. The primary reason for the increase between periods is attributed to the recognition of $241,000 in stock compensation expense associated with the Company’s contribution to the Profit Sharing Plan during FY2017. The increase in stock compensation expense is also attributed to the recognition of stock option expense of $86,000 associated with the stock options awarded to various employees and the recognition of stock option expense of $99,000 associated with the issuance of common stock in lieu of cash compensation to various employees.

Legal and professional fees. Legal and professional fees decreased by $24,000, or 14%, from the nine months ended April 30, 2016 to the nine months ended April 30, 2017. The decrease is attributed to the implementation of controlling all legal and professional fees and only allowing for professional and legal expenses be incurred related to professionals conducting the due diligence on a potential acquisition.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $1,556,000 for the nine months ended April 30, 2017 compared to an operating loss of $883,000 for the nine months ended April 30, 2016. The increase in operating loss between periods is primarily attributed to the recognition of $248,000 related to the loss on disposal of unproven oil and gas properties and the $426,000 in stock compensation expense recognized during the period ended April 30, 2017.

Gain on disposal of assets. Gain on disposal of assets decreased by $2,000 between periods. During the period ending April 30, 2017, the Company did not recognized any loss on disposal of assets. During the period ending April 30, 2016, the Company recognized $2,000 in a loss on disposal of various small assets that reached their useful life.

Interest income (expense). Interest income (expense) decreased by $25,000 from the nine months ended April 30, 2016 to the nine months ended April 30, 2017. The reason for the decrease in interest income (expense) is attributed to the decrease between periods in interest expense as a result of the Company currently not having any promissory notes that incur interest.

Net loss attributed to Digerati Technologies, Inc. Net loss attributed to Digerati Technologies, Inc. increased by $650,000 or 72%, from the nine months ended April 30, 2016 to the nine months ended April 30, 2017. The increase in net loss attributed to Digerati Technologies, Inc. is primarily attributed to $426,000 in stock compensation expense recognized during the period ended April 30, 2017 and the recognition of $248,000 related to a loss on disposal of unproven oil and gas properties.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $344,000 as of April 30, 2017. Net cash consumed by operating activities during the period ended April 30, 2017 was approximately $786,000, primarily as a result of operating expenses. Cash used in investing activities was $39,000 for the purchases of oil and gas property. Overall, our net operating, investing and financing activities during the period ended April 30, 2017 consumed approximately $825,000 of cash.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2017, we anticipate reducing fixed costs, professional fees and general expenses, in addition, certain members of our management team will take a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to invest in a new marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers to tap into new sources of revenue streams, we have also secured various agent agreements to accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services, as a result during the due diligence process we anticipate incurring significant legal and professional fees. On May 8, 2017 we entered into a definitive Agreement and Plan of Merger to acquire T3 Communications, Inc. (“T3”), a leading provider of cloud communication and broadband solutions in Southwest Florida. Subject to regulatory approval, we anticipate closing in approximately 90 days. The acquisition of T3 will allow the Company to accelerate its revenue growth and expand into new markets.

Management believes that current available resources will not be sufficient to fund the Company’s operations over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

Our current cash expenses are expected to be approximately $85,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of April 30, 2017, our total liabilities were approximately $3,931,000. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations. Additionally, we have an accumulated deficit of approximately $79,632,000, which raises substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly report on Form 10-Q for the quarter ended April 30, 2017, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

None

Item 1A. Risk Factors.

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2017, the Company issued 40,000 shares of its common stock and warrants to purchase an additional 7,500 shares of its common stock to an accredited investor for $20,000 cash.

The issuances of these securities did not involve the payment of any sales commissions and were exempt pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: June 2, 2017	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: June 2, 2017	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

