Form 10-K
period 2017-07-31
Digerati Technologies, Inc.
filed 2017-12-14
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $4,067,179 based on the closing price of $0.43 per share on December 13, 2017, as reported on the over-the-counter bulletin board.

There were 9,458,556 shares of issuer’s Common Stock outstanding as of December 13, 2017.

PART I

ITEM 1.	BUSINESS.

Overview

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” “Company” or “Digerati”), through our wholly-owned subsidiary, Shift8 Networks, Inc. (“Shift8”), provides a portfolio of Internet-based telephony products and services through our cloud application platform and session-based communication network, which is interconnected to numerous U.S. and foreign service providers. Our services are designed to provide enterprise-class, carrier-grade services to small-to-medium sized businesses ("SMB") at affordable monthly rates. Our services, known as Unified Communications as a Service (“UCaaS”) or cloud communications, include fully hosted IP/PBX, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™.

History

Digerati was formed in 2004 as the successor to a business originally commenced by Latcomm International, Inc., a Canadian company formed in 1994. We began providing communication services in 1995 along the U.S.-Mexico corridor to capitalize on the opportunities created by the deregulation of the telecommunication industries within Latin America. Through FY 2012 our principal business was providing transportation of voice traffic for other telecommunication service providers, wireless carriers and regional Internet telephony providers using VoIP technologies.

Until July 2014, Digerati owned a waste disposal business focused on disposing of solid and liquid wastes from drilling sites and an oilfield services business providing skid houses, telecommunication services, booster booths, portable restrooms, generators, potable water, and mess halls to drilling contractors and oil companies in the Bakken region of Montana and North Dakota.

During FY 2016 Flagship Energy Company, a wholly-owned subsidiary of Digerati, entered into an Agreement with a Texas-based contract-for-hire oil and gas operator (“Operator”). Under the Agreement, Flagship utilized the Operator for the drilling, completion and the initial operations of a shallow oil and gas well in conjunction with the purchase of 100% of Operator’s working interest and 80% of its Net Revenue Interest. Under the Agreement, the Operator agreed to transfer all field-level operations and assign 100% of a certain oil, gas and mineral lease to Flagship upon demand, which included a tract of land located in South Texas. Additionally, Flagship entered into a Joint Operating Agreement ("JOA") with Operator, whereby the parties agreed to develop the oil and gas well or wells for the production and retrieval of oil and gas commodities as provided for in the oil, gas and mineral lease. During the fiscal year ended July 31, 2017 the Company recognized an impairment loss of $248,000 for the total capitalized investment amount in the oil and gas properties.

Recent Developments

In May 2017, Shift8 and T3 Acquisition, Inc., a Florida corporation (“Acquisition Sub”), and newly formed wholly-owned subsidiary of Shift8 Technologies, Inc.(“Shift8 Tech”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with T3 Communications, Inc., a Florida corporation (“T3”). The Merger Agreement provides that, upon the terms and subject to the conditions thereof, the Acquisition Sub will be merged with and into T3, with T3 continuing as the surviving corporation and as a wholly-owned subsidiary of Shift8 Tech. The Company anticipates closing the transaction during the second quarter of fiscal year 2018. The Merger has been approved by the Shareholders of T3 and is subject to certain customary closing conditions.

Between April and October 2017, we have raised $840,000 through the issuance of 1,680,000 shares of Digerati common stock and three-year warrants to purchase up to 315,000 shares of common stock at an exercise price of $0.50 per share.

On December 1, 2017, Shift8 Technologies, In., a Nevada corporation (“Shift8”), a wholly owned subsidiary of Digerati Technologies, Inc., a Nevada corporation (the “Company”), and Synergy Telecom, Inc., a Texas corporation ("Synergy"), closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy. The agreed purchase price was $450,000. Shift8 paid $125,000 upon execution of the Agreement and issued 500,000 shares of common stock with an agreed market value of $200,000. In addition, Shift8 entered into a promissory note with the seller for $125,000 with an effective annual interest rate of 6%, 5 quarterly payments and a maturity date of February 28, 2019.

Products and Services

We provide a comprehensive suite of Internet-based communication services to meet the global needs of businesses that are seeking simple, flexible, and cost-effective communication solutions. Our Internet-based services include fully hosted IP/PBX services, mobile applications, SIP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion and multiple customized IP/PBX features in a hosted or cloud environment. Our services, known as UCaaS or cloud communications, are specifically designed for the needs of the small to medium-sized business, enterprise customers, call centers with international communication requirements, and regional Internet service providers that do not have the scale necessary to acquire their own telephony infrastructure.

In addition, we operate a VoIP network for processing voice communication services to U.S. and foreign telecommunications companies that lack transmission facilities or require additional capacity to terminate VoIP traffic in Mexico, Asia, the Middle East and Latin America.

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

Long distance telephone calls transported over the Internet are less expensive than similar calls carried over the traditional telephone network primarily because the cost of using the Internet is not determined by the distance those calls need to travel. Also, routing calls over the Internet is more cost-effective than routing calls over the traditional telephone network because the technology that enables Internet telephony is more efficient than traditional telephone network technology. The greater efficiency of the Internet creates cost savings that can be passed on to the consumer in the form of lower long-distance rates or retained by the carrier as higher margins.

By using the public Internet, VoIP providers like us are able to avoid direct payment for transport of communications, instead of paying for large “pipes” into the public Internet, billed by bandwidth rather than usage, which transmits calls to a distant gateway. The Internet, which has its origins in programs devised by the Department of Defense to provide multiple routes and therefore redundancy which was largely immune from the failure of a single network element, provides great redundancy and can be “self healing” in the event of an outage in a particular network element or transmission path. Moreover, adding an additional entry or exit point (a Point of Presence or “PoP”) does not require any expensive or time-consuming reconfiguration or reprogramming of existing network elements. The new element is simply installed with a specific IP address and it can send or receive information to or from any other IP address on the Internet.

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

Our cloud communication solutions, also known as UCaaS, are designed to minimize upfront capital costs, increase the scalability and flexibility of the customer’s communications network and service environment, provide robust features and functionality to increase productivity and reduce the overall cost of communications.

Strategy

Our strategy is to target the small to medium-sized business market through distributors and Value-Added Resellers (“VARs”) that we enable with our communication network. Our typical VAR is an information technology services firm, traditional PBX vendor, managed service provider, or systems integrator that has established relationships with businesses in its local market. These VARs are currently providing local customer support for other IT or PBX services, but lack the technology infrastructure to provide cloud communication and VoIP services to their customers. Our strategy allows these VARs to focus on their strength of providing first tier support to their customers while we provide the second and third tier technical support required to operate a cloud communication and VoIP network. In addition, we transform our VARs’ business model by introducing new cloud telephony services and adding a new and lucrative recurring revenue stream that increases the VARs’ value proposition for its current and prospective customers.

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

Competitive Conditions

The cloud services industry, including the provisioning of cloud communications services, cloud connectivity, cloud storage and cloud computing, as well as carrier voice and data services, is highly competitive, rapidly evolving and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new, smaller, but very agile carrier competitors, specializing in providing service to regional and emerging markets at low margin and hence low cost, may have an impact on the carrier market. Similarly, the business services market includes competitors who may be significantly larger and have substantially greater market presence, financial, technical, operational and marketing resources than we do, including Tier 1 carriers, cable companies and premise-based solutions providers. In the event that such a competitor expends significant sales and marketing resources in one or several markets where we compete with them, we may not be able to compete successfully in those markets. Specialized cloud services providers, who focus on one or more cloud service or application, could adopt aggressive pricing and promotion practices that could impact our ability to compete. We also believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with the price reductions of our competitors. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost-effective services than ours, we may not be able to increase our revenues or capture any significant market share.

The long-distance telephony market and the Internet telephony market are highly competitive. Our competitors include major telecommunications carriers in the U.S., foreign telecommunications carriers (which may be owned by foreign governments), and numerous small competitors. We expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, coverage, customer service, technical response times, reliability, and network size/capacity. The competitive landscape is rapidly altering the number, identity and competitiveness of the marketplace, and we are unable to determine with certainty the impact of potential consolidation in our industry.

A number of large long-distance carriers have introduced services that make Internet telephony or voice services over the Internet available to other carriers. All major telecommunications companies either presently do or could route traffic to destinations worldwide and compete directly with us. Emerging Internet telephony service providers also offer low-cost Internet telephony services from personal computers to telephones and from telephones to telephones. In addition, Internet service providers and other companies currently in related markets are now providing voice over the Internet services or have adapted their products to enable voice over the Internet services. These related companies may migrate into the Internet telephony market as direct competitors.

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

During the year ended July 31, 2017, the Company derived a significant amount of revenue from four customers, comprising 24%, 24%, 11%, and 8% of the total revenue for the period, respectively, compared to four customers, comprising 26%, 19%, 16%, and 13% of the total revenue for the year ended July 31, 2016.

As of the year ended July 31, 2017, the Company derived a significant amount of accounts receivable from three customers, comprising 37%, 27% and 14% of the total accounts receivable for the period, compared to three customers, comprising 68%, 25% and 7% of the total accounts receivable for the year ended July 31, 2016.

Employees

As of July 31, 2017, we had 7 employees, all of whom performed operational, technical and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belongs to labor unions.

ITEM 1A.	RISK FACTORS.

Not Applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable to smaller reporting companies.

ITEM 2.	PROPERTIES.

Our executive office is located at 3463 Magic Drive, Suite 355, San Antonio, Texas, in leased space consisting of 1,090 square feet. The lease for this facility is on a month to month basis. We pay annual rent of $6,997. We believe that our leased facilities are suitable and adequate for their intended use.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock is quoted on the OTCPK under the symbol “DTGI”. The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years, as reported by Bloomberg, LP. Price quotations on the OTCPK reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2016	Low	High
First Quarter	$0.13	$0.47
Second Quarter	$0.15	$0.60
Third Quarter	$0.25	$0.34
Fourth Quarter	$0.16	$0.38

Fiscal 2017	Low	High
First Quarter	$0.17	$0.35
Second Quarter	$0.24	$0.35
Third Quarter	$0.20	$1.00
Fourth Quarter	$0.37	$0.61

Holders

As of December 13, 2017, there were approximately 594 record holders of our Common Stock.

Dividends

We have not paid cash dividends on our common stock and we do not anticipate paying a dividend in the foreseeable future.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2017.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	—	-0-

Equity Compensation Plans not approved by security holders	1,170,000	$0.24	4,251,973

Total	1,170,000	$0.24	4,251,973

Sales of Unregistered Securities

In June 2017, the Company issued an aggregate of 40,000 shares of common stock for $20,000 and 3-year warrants to purchase 7,500 shares of common stock at an exercise price of $0.50 per share.

In July 2017, the Company issued an aggregate of 1,080,000 shares of common stock for $540,000 and 3-year warrants to purchase 202,500 shares of common stock at an exercise price of $0.50 per share.

In August 2017, the Company issued an aggregate of 480,000 shares of common stock for $240,000 and 3-year warrants to purchase 90,000 shares of common stock at an exercise price of $0.50 per share.

In September 2017, the Company issued an aggregate of 12,500 shares of common stock with a market value at time of issuance of $4,375. The shares were issued for consulting services.

In October 2017, the Company issued an aggregate of 80,000 shares of common stock for $40,000 and 3-year warrants to purchase 15,000 shares of common stock at an exercise price of $0.50 per share.

In December 2017, the Company closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy Telecom, Inc. for total consideration of $450,000, including the issuance of 500,000 shares of common stock valued at $200,000. See Item 1 – Recent developments for further discussion.

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained in to Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as described in this prospectus, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report contains “forward-looking statements” that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend,” or words of similar import. Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties and actual results may be materially different than our expectations.

The following is a discussion of the consolidated financial condition and results of operations for the fiscal years ended July 31, 2017 and 2016, and should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, fiscal 2017 or 2017 refers to the year ended July 31, 2017 and fiscal 2016 or 2016 refers to the year ended July 31, 2016.

Sources of revenue:

Global VoIP Services: We currently provide VoIP communication services on a limited basis to U.S. and foreign telecommunications companies that lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically, these telecommunications companies offer their services to the public for domestic and international long-distance services.

Cloud-based hosted Services: We provide enhanced VoIP services to resellers and enterprise customers. The service includes fully hosted IP/PBX services, SIP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple customized IP/PBX features in a hosted or cloud environment.

Direct Costs:

Global VoIP Services: We incur transmission and termination charges from our suppliers and the providers of the infrastructure and network. The cost is based on rate per minute, volume of minutes transported and terminated through the network. Additionally, we incur fixed Internet bandwidth charges and per minute billing charges. In some cases, we incur installation charges from certain carriers. These installation costs are passed on to our customers for the connection to our VoIP network.

Cloud-based hosted Services: We incur bandwidth and co-location charges in connection with enhanced VoIP Services. The bandwidth charges are incurred as part of the connection between our customers to allow them access to our services.

Results of Operations

Global VoIP Services. Global VoIP services revenue decreased by $48,000, or 100%, from fiscal 2016 to fiscal 2017. The decrease in revenue is as a result of deemphasizing this product, therefore no Global VoIP revenue was generated during the fiscal 2017.

Cloud-based hosted Services. Cloud-based hosted services revenue decreased by $39,000, or 17%, from fiscal 2016 to fiscal 2017. The decrease in revenue between periods is primarily attributed to the decrease in customers that generated monthly recurring services revenue unrelated to the Company's core sales strategy and product line. In addition, our revenue decreased between periods as a result of the overall decline in revenue from some of our key customers. Hosted services include the following, fully hosted IP/PBX services, SIP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted or cloud environment.

Cost of Services (exclusive of depreciation and amortization). The cost of services decreased by $9,000, or 6%, from fiscal 2016 to fiscal 2017. During fiscal 2017 the Company received various credits and discounts from key vendors, the Company did not receive similar credits during the period ended July 31, 2016, thus the decrease in cost of services between periods.

Loss on disposal of unproven oil and gas properties. The Company reported a loss on disposal of unproven oil and gas properties of $248,000 for the period ended July 31, 2017 compared to a loss on disposal of unproven oil and gas properties of $0 for the period ended July 31, 2016. During the period ended July 31, 2017 the Company terminated its investment in the oil and gas properties and recognized a loss of $248,000 for the total capitalized investment amount.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $95,000, or 9%, from fiscal 2016 to fiscal 2017. The decrease is primarily attributed to the reduction in cash compensation to the Company's management team, the reduction in cash compensation was recognized during fiscal 2017, thus the reduction in SG&A between periods.

Stock Compensation. Stock compensation expense increased by $751,000, from fiscal 2016 to fiscal 2017. The increase between periods is attributed to the recognition of $241,000 in stock compensation expense associated with the Company's contribution to the Profit Sharing Plan during FY2017, stock compensation expense recognition of stock option expense of $137,000 associated with the stock options awarded to various employees and stock compensation expense of $351,000 associated with the issuance of common stock in lieu of cash compensation to the Company's management team. The Company also issued 75,000 shares of common stock in exchange for $44,000 of public relations consulting services.

Legal and professional fees. Legal and professional fees increased by $94,000, or 48%, from fiscal 2016 to fiscal 2017. The increase is attributed to professional and legal expenses incurred related to professionals conducting the due diligence on an acquisition.

Bad debt. Bad debt improved by $8,000 between periods. During Fiscal 2017 the Company recognized a recovery of $8,000 for accounts that were previously deemed uncollectable.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $2,184,000 for the fiscal period ended July 31, 2017 compared to an operating loss of $1,116,000 for the fiscal period ended July 31, 2016. The increase in operating loss between periods is primarily attributed to the recognition of $248,000 related to the loss on disposal of unproven oil and gas properties and the $773,000 in stock compensation expense recognized during the period ended July 31, 2017.

Gain on disposal of assets. Gain on disposal of assets decreased by $2,000 between periods. During the period ending July 31, 2017, the Company did not recognize any loss on disposal of assets. During the period ending July 31, 2016, the Company recognized $2,000 in a loss on disposal of various small assets that reached their useful life.

Miscellaneous gain. Miscellaneous gain for the year ended July 31, 2017 was $2.6 Million compared to miscellaneous gain for the period ended July 31, 2016 of $0. The miscellaneous gain was a result of a tax refund received in July 2015 and previously recorded by the Company as an accrued liability until such time as it could determine the proper accounting. During fiscal 2017, management determined that the Company was the legal owner of the refund and, therefore, recorded the miscellaneous gain. The Company did not have such gains during the year ended July 31, 2016.

Interest expense. Interest income (expense) decreased by $26,000 from the fiscal period ended July 31, 2016 to the period ended July 31, 2017. The reason for the decrease in interest income (expense) is attributed to the decrease between periods in interest expense as a result of the Company currently not having any promissory notes that incur interest expense.

Net income (loss). Net income for the year ended July 31, 2017 was $493,000 compared to a net loss for the period ended July 31, 2016 of $1,134,000. The net income is primarily attributed as a result of the miscellaneous gain recorded during fiscal 2017, this was offset by an increase in stock compensation expense of $773,000 and the loss of $248,000 related to a loss on disposal of unproven oil and gas properties.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $673,000 as of July 31, 2017. Net cash consumed by operating activities during the period ended July 31, 2017 was approximately $1,016,000, primarily as a result of operating expenses, that included $773,000 in stock compensation expense and a loss of $248,000 on disposal of unproven oil and gas properties.

Cash used in investing activities was $40,000 for the purchases of oil and gas property. Cash provided by financing activities during the period ended July 31, 2017 was $560,000. The Company secured the funds from various accredited investors through the issuance of 1,120,000 restricted common shares with a price of $0.50 per share and 210,000 warrants with an exercise price of $0.50 per share. Overall, our net operating, investing and financing activities during the period ended July 31, 2017 consumed approximately $496,000 of cash.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2018 we anticipate reducing fixed costs, professional fees and general expenses, in addition, certain members of our management team have taken a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to invest in a new marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers to tap into new sources of revenue streams, we have also secured various agent agreements to accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services, as a result during the due diligence process we anticipate incurring significant legal and professional fees. On May 8, 2017 we entered into a definitive Agreement and Plan of Merger to acquire T3, a leading provider of cloud communication and broadband solutions in Southwest Florida. We anticipate closing the acquisition during the second quarter of fiscal year 2018. The acquisition of T3 will allow the Company to accelerate its revenue growth and expand into new markets.

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

Our current cash expenses are expected to be approximately $85,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of July 31, 2017, our total liabilities were approximately $1,355,000. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations during Fiscal 2018.

In August 2017, the Company raised $240,000 through the issuance of 480,000 shares of common stock and three-year warrants to purchase 90,000 shares of common stock at $0.50 per share.

In October 2017, the Company issued an aggregate of 80,000 shares of common stock for $40,000 and 3-year warrants to purchase 15,000 shares of common stock at an exercise price of $0.50 per share.

Digerati’s consolidated financial statements for the year ending July 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $77,637,000 and a working capital deficit of approximately $527,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Stock-based Compensation. We account for share-based compensation in accordance with provisions on share-based payments which require measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock grants is determined using the Black-Scholes valuation model. During fiscal 2016 and 2017, the Company issued 121,135 common shares and 1,003,970 common shares, respectively to various employees as part of our profit sharing plan contribution. At the time of issuance during fiscal 2016 and 2017 we recognized stock based compensation expense of approximately $22,000 and $241,000, respectively equivalent to the market value of the shares issued calculated based on the share's closing price at the grant dates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Digerati Technologies, Inc.

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Digerati Technologies, Inc. and its subsidiaries (collectively, “Digerati”) as of July 31, 2017 and July 31, 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows each of the years in the two-year period ended 2017. Digerati Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digerati as of July 31, 2017 and July 31, 2016 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

December 13, 2017

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2017	July 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$673	$1,169
Accounts receivable, net	15	2
Prepaid and other current assets	9	8
Total current assets	697	1,179

LONG-TERM ASSETS:
Intangible assets, net	14	29
Property and equipment, net	2	3
Oil and gas property - unproven	-	210

Total assets	$713	$1,421

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$859	$789
Accrued liabilities	365	2,906
Total current liabilities	1,224	3,695

LONG-TERM LIABILITIES:
Customer deposits	131	140
Total long-term liabilities	131	140

Total liabilities	1355	3835

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized, none issued and outstanding Common stock, $0.001, 150,000,000 shares authorized, 8,386,056 and 5,234,158 issued and outstanding, respectively	8	5
Additional paid in capital	76,986	75,656
Accumulated deficit	(77,637)	(78,076)
Other comprehensive income	1	1
Total stockholders' deficit	(642)	(2,414)
Total liabilities and stockholders' deficit	$713	$1,421

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended July 31,
	2017	2016
OPERATING REVENUES:
Global VoIP services	$-	$48
Cloud-based hosted services	193	232
Total operating revenues	193	280
OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	134	143
Loss on disposal of unproven oil and gas properties	248	-
Selling, general and administrative expense	922	1,017
Stock compensation expense	773	22
Legal and professional fees	290	196
Bad debt	(8)	-
Depreciation and amortization expense	18	18
Total operating expenses	2,377	1,396

OPERATING LOSS	(2,184)	(1,116)
OTHER INCOME (EXPENSE):
Gain on derivative instruments and disposal of fixed assets	-	2
Miscellaneous gain	2,623	-
Interest income (expense)	-	(26)
Total other income (expense)	2,623	(24)

NET INCOME (LOSS)	$439	$(1,140)

INCOME (LOSS) PER SHARE - BASIC	$0.07	$(0.22)

INCOME (LOSS) PER SHARE - DILUTED	$0.06	$(0.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	6,339,906	5,183,817

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	6,982,081	5,183,817

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED JULY 31, 2017 AND 2016
(In thousands, except for share amounts)

	Common Shares	Par	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Other Comprehensive Income	Totals
BALANCE, July 31, 2015	5,113,023	$5	$75,634	$(29)	$(76,936)	$1	$(1,325)
Stock issued for services, to employees	121,135	-	22	-	-	-	22
Stock issued for debt & cash	-	-	-	29	-	-	29
Net loss	-	-	-	-	(1,140)	-	(1,140)
BALANCE, July 31, 2016	5,234,158	$5	$75,656	$-	$(78,076)	$1	$(2,414)
Stock issued for services, to employees	1,956,898	2	727	-	-	-	729
Stock issued for professional services	75,000	-	44	-	-	-	44
Stock issued for cash	1,120,000	1	559	-	-	-	560
Net Income	-	-	-	-	439	-	439
BALANCE, July 31, 2017	8,386,056	$8	$76,986	$-	$(77,637)	$1	$(642)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$439	$(1,140)
Adjustments to reconcile net loss to cash used in by operating activities:
Gain on derivative instruments and disposal of assets	-	(2)
Loss on disposal of unproven oil and gas properties	248	-
Depreciation and amortization	18	18
Stock compensation	773	22
Changes in operating assets and liabilities:
Accounts receivable	(13)	(1)
Prepaid expenses and other current assets	(1)	(7)
Accounts payable	70	(149)
Accrued liabilities and customer deposits	(2,550)	2,637
Net cash (used in) provided by operating activities	(1,016)	1,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas property	(38)	(210)
Purchases of property & equipment	(2)	(4)
Net cash used in investing activities	(40)	(214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription receivable proceeds	-	29
Proceeds from issuance of common stock	560	-
Payments on debt, related party	-	(68)
Proceeds from notes payable, related party	-	25
Net cash provided by (used in) financing activities	560	(14)

DECREASE IN CASH AND CASH EQUIVALENTS	(496)	1,150
CASH AND CASH EQUIVALENTS, beginning of period	1,169	19

CASH AND CASH EQUIVALENTS, end of period	$673	$1,169

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$4

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Digerati Technologies, Inc. (“we”, “our”, “Company” or “Digerati”) was incorporated in the state of Nevada on May 24, 2004. Digerati is a diversified holding company that has no independent operations apart from its subsidiaries. Through our wholly owned subsidiary, Shift8 Technologies, Inc., we are an established cloud telephony service provider that offers a comprehensive suite of cloud communication services to meet the global needs of businesses that are seeking simple, flexible, and cost-effective communication solutions. Unlike legacy phone systems, our telephony services are delivered Only in the Cloud...™, or over the Internet, making service available to customers from anywhere internet access is available.

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

Sources of revenue:

Global VoIP Services: We currently provide VoIP communication services to U.S. and foreign telecommunications companies that lack transmission facilities, require additional capacity or do not have the regulatory licenses to terminate traffic in Mexico, Asia, the Middle East and Latin America. Typically, these telecommunications companies offer their services to the public for domestic and international long-distance services

Cloud Communication Services: We provide cloud communication services to value-added resellers and enterprise customers. The service includes fully hosted IP/PBX services, SIP trunking, call center applications, prepaid services, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple customized IP/PBX features in a hosted or cloud environment.

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

Oil and gas properties.

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

The Company annually reviews its oil and gas properties for impairment whenever events or changes in circumstances indicate that the carrying value of such properties may not be recoverable. When it is determined that an oil and gas property’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge is recorded to reduce its carrying value to its estimated fair value. During the fiscal year ended July 31, 2017 the Company recognized an impairment loss of $248,000 on the Company’s oil and gas properties.

Unproved properties are assessed periodically on a property-by-property basis and any impairment in value recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties. Unproved properties are not subject to depletion, depreciation and amortization. The Company had no proved or unproved properties as of July 31, 2017.

Allowance for Doubtful Accounts.

Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2017 and 2016, Digerati’s allowance for doubtful accounts balance was $0 and $0, respectively.

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

Since January 1, 2007, Digerati accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, Digerati recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of July 31, 2017 we have no liability for unrecognized tax benefits.

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

Basic and diluted net income (loss) per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended July 31, 2017 and 2016, potential dilutive securities including options and warrants had dilutive effect and were included in the calculation of diluted net income (loss) per common share.

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

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the year ending July 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $77,637,000 and a working capital deficit of approximately $527,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s consolidated financial statements as of July 31, 2017 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

During fiscal 2008, Digerati made a loan of $150,000 to NetSapiens Inc. The note receivable had a maturity date of June 26, 2008 with interest at 8% per year. The note was secured by NetSapiens’ proprietary Starter Platform License and SNAPsolution modules. On June 26, 2008 Digerati converted the outstanding interest and principal balance into a lifetime and perpetual NetSapiens’ License. The License provides Digerati with the ability to offer Hosted PBX (Private Branch eXchange), IP Centrex application, prepaid calling, call center, conferencing, messaging and other innovative telephony functionality necessary to offer standard and/or custom services to enterprise markets. The NetSapiens’ License, in the amount of $150,000, is being amortized equally over a period of 10 years. For the years ended July 31, 2017 and 2016, amortization totaled approximately $15,000 and $15,000, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Following is a summary of Digerati’s property and equipment at July 31, 2017 and 2016 (in thousands):

	Useful lives	2017	2016
Telecom equipment & software	1-5 years	$16	$14
Less: accumulated depreciation		(14)	(11)
Net–property and equipment		$2	$3

For the years ended July 31, 2017 and 2016, depreciation totaled approximately $3,000 and $3,000, respectively.

NOTE 5 – INCOME TAXES

Digerati files a consolidated tax return. The current tax year is subject to examination by the Internal Revenue Service and certain state taxing authorities. As of July 31, 2017, Digerati had net operating loss carry-forwards of approximately $3,664,000 to reduce future federal income tax liabilities; the loss carryforwards will start to expire in 2020. Income tax benefit (provision) for the years ended July 31, 2017 and 2016 are as follows:

The effective tax rate for Digerati is reconciled to statutory rates as follows:

	2017	2016
Expected Federal benefit (provision), at statutory rate	35.0%	35.0%
Change in valuation allowance	(35.0)%	(35.0)%
	0.0%	0.0%

Deferred tax assets are comprised of the following as of July 31, 2017 and 2016:

	2017	2016
Net operating loss carryover	$1,282,000	$358,000
Valuation allowance	(1,282,000)	(358,000)
Total deferred tax asset, net	$-	$-

At July 31, 2017, realization of Digerati’s deferred tax assets was not considered likely to be realized. The change in the valuation allowance for 2017 was approximately $924,000. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in Digerati’s combined financial statements. The current year remains open to examination by the major taxing jurisdictions in which Digerati is subject to tax. The Company files a calendar year return and the net operating loss was adjusted for the fiscal year ended July 31, 2017.

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

NOTE 6 – MISCELLANEOUS GAIN

The Company received a tax refund in July 2015. The Company recorded the funds as an accrued liability until such time as it could determine the proper accounting for the refund. Subsequent to its receipt, management has determined that the Company is the legal owner of the refund which has been recorded as a miscellaneous gain during fiscal 2017. The refund did not result from taxes paid by the Company and will not be taxed as it originated from the Internal Revenue Service.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments

Digerati leases its office space with monthly payments of $583; the lease is on a month to month basis. The annual rent expense under the operating lease was $6,996 and $7,740, for 2017 and 2016, respectively. The future minimum lease payment under the operating lease for fiscal year 2017 is $6,996.

Contingencies

Not applicable.

NOTE 8 – STOCK -BASED COMPENSATION

In November 2015, Digerati adopted the Digerati Technologies, Inc. 2015 Equity Compensation Plan (the “Plan”). The Plan authorizes the grant of up to 7.5 million stock options, restricted common shares, non-restricted common shares and other awards to employees, directors, and certain other persons. The Plan is intended to permit Digerati to retain and attract qualified individuals who will contribute to the overall success of Digerati. Digerati’s Board of Directors determines the terms of any grants under the Plan. Exercise prices of all stock options and other awards vary based on the market price of the shares of common stock as of the date of grant. The stock options, restricted common stock, non-restricted common stock and other awards vest based on the terms of the individual grant.

During the period ended July 31, 2017, we issued:

-	1,003,970 common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense of approximately $241,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.
-	952,928 common shares to the Company's Management team in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $351,000.

During fiscal 2017 Digerati's board of directors granted 1,170,000 options to purchase Common Shares to directors and employees, with an exercise price of $0.24 per share, an average vesting period of 2 years and weighted average remaining contractual life 4.5 years. The Black-Scholes pricing model was used to estimate the fair value of the options to purchase Common Shares granted during the period, using the assumptions of a risk-free interest rate of 1.73%, dividend yield of 0%, volatility of 245%, and an expected life of 5 years. The options have a fair value of approximately $226,000. Unamortized compensation cost totaled $88,000 and $0, respectively as of July 31, 2017 and July 31, 2016.

A summary of the stock options of July 31, 2017 and 2016 and the changes during the years ended July 31, 2017 and 2016 are presented below:

Weighted-average
		Weighted-average	remaining contractual
	Options	exercise price	term (years)

Outstanding at July 31, 2015	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2016	-	$-	-
Granted	1,170,000	$0.24	5.00
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2017	1,170,000	$0.24	4.30
Exercisable at July 31, 2017	721,111	$0.24	4.30

NOTE 9 – WARRANTS

During the year ended July 31, 2017, the Company secured $560,000 from various accredited investors under a private placement and issued 1,120,000 shares of its common stock at a price of $0.50 per share and warrants to purchase an additional 210,000 shares of its common stock at an exercise price of $0.50 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments.

A summary of the warrants as of July 31, 2017 and 2016 and the changes during the years ended July 31, 2017 and 2016 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2015	300,000	$0.14	4.46
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2016	300,000	$0.14	3.45
Granted	210,000	$0.50	3.00
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2017	510,000	$0.29	2.87
Exercisable at July 31, 2017	300,000	$0.14	2.45

NOTE 10 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $53,000 per year. Contributions under the plan are fully vested upon funding. During the years ended July 31, 2017 and July 31, 2016, the Company issued 1,003,970 and 121,135, respectively, common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense for July 31, 2017 and July 31, 2016 of $241,000 and $22,000, respectively, equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

NOTE 11 – SIGNIFICANT CUSTOMERS

During the year ended July 31, 2017, the Company derived a significant amount of revenue from four customers, comprising 24%, 24%, 11%, and 8% of the total revenue for the period, respectively, compared to four customers, comprising 26%, 19%, 16%, and 13% of the total revenue for the year ended July 31, 2016.

As of the year ended July 31, 2017, the Company derived a significant amount of accounts receivable from three customers, comprising 37%, 27% and 14% of the total accounts receivable for the period, compared to three customers, comprising 68%, 25% and 7% of the total accounts receivable for the year ended July 31, 2016.

NOTE 12 – AGREEMENT AND JOINT OPERATING AGREEMENT

On February 29, 2016 Flagship Energy Company ("Flagship"), a wholly-owned subsidiary of Digerati, entered into an Agreement with a Texas-based contract-for-hire oil and gas operator (“Operator”). Under the Agreement, Flagship utilized the Operator for the drilling, completion and the initial operations of a shallow oil and gas well in conjunction with the purchase of 100% of Operator’s working interest and 80% of its Net Revenue Interest. Under the Agreement, the Operator agreed to transfer all field-level operations and assign 100% of a certain oil, gas and mineral lease to Flagship upon demand, which included a tract of land located in South Texas. Additionally, Flagship entered into a Joint Operating Agreement ("JOA") with Operator, whereby the parties agreed to develop the oil and gas well or wells for the production and retrieval of oil and gas commodities as provided for in the oil, gas and mineral lease.

During the fiscal year ended July 31, 2017 the Company recognized an impairment loss of $248,000 for the total capitalized investment amount in the oil and gas properties.

NOTE 13 – AGREEMENT AND PLAN OF MERGER

On May 8, 2017, Shift8 Technologies, In., a Nevada corporation (“Shift8 Tech”), a wholly owned subsidiary of Digerati Technologies, Inc., a Nevada corporation (the “Company”), and T3 Acquisition, Inc., a Florida corporation (Acquisition Sub”), and newly formed wholly-owned subsidiary of Shift8 Tech, entered into an Agreement and Plan Merger (the “Merger Agreement”) with T3 Communications, a Florida corporation (“T3”). The Merger Agreement provides that, upon the terms and subject to the conditions thereof, the Acquisition Sub will be merged with and into T3, with T3 continuing as the surviving corporation and as a wholly-owned subsidiary of Shift8 Tech. The Company anticipates closing the transaction during second quarter of fiscal year 2018, the Merger has been approved by the Shareholders of T3 and is subject to certain customary closing conditions.

NOTE 14 – REVOLVING LINE OF CREDIT

On June 10, 2016, the Company extended a Revolving Line of Credit to one of its Strategic Partners. The Revolving Line of Credit is for $50,000 with an effective interest rate of 10% and maturity date of June 9, 2017. The Company had a secondary lien on accounts receivables, fixed assets and all other assets of the Strategic Partner. In addition, the Company also secured a personal guarantee from the largest shareholder and CEO. As of July 31, 2017, the outstanding balance was $0 and the Revolving Line of Credit has been terminated.

NOTE 15 – SUBSEQUENT EVENTS

2017 Private Placement

In August and October 2017, the Company secured $280,000 from various accredited investors and issued 560,000 shares of its common stock at a price of $0.50 per share and warrants to purchase an additional 105,000 shares of its common stock at an exercise price of $0.50 per share to an accredited investor. The warrants have a term of three years and are exercisable at any time after the one-year anniversary.

Other Matters

On December 1, 2017, Shift8 Technologies, In., a Nevada corporation (“Shift8”), a wholly owned subsidiary of Digerati Technologies, Inc., a Nevada corporation (the “Company”), and Synergy Telecom, Inc., a Texas corporation ("Synergy"), closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy. Shift8 paid $125,000 upon execution of the agreement, issued 500,000 shares of common stock with an agreed market value of $200,000, and entered into a promissory note for $125,000 with an effective annual interest rate of 6% with 5 quarterly payments and a maturity date of February 28, 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2017.

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

As of July 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were effective based on the COSO criteria.

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

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of July 31, 2017.

Name	Age	Position Held	Held Office Since
Arthur L. Smith	52	President & Chief Executive Officer	2003
Craig K. Clement	59	Chairman of the Board	2014
Maxwell A. Polinsky	59	Director	2014
Antonio Estrada Jr.	43	Chief Financial Officer	2007

Arthur L. Smith (52) is our Chief Executive Officer, President, and Secretary. Mr. Smith has over 25 years of specialized experience in the telecommunications, technology, and oil and gas industries.  As the founder of Digerati, formerly known as ATSI Communications, Inc. (“ATSI”), he led the Company’s start-up operation focused on the USA – Mexico telecommunications corridor to over US$65 million in annual revenue and a listing on the American Stock Exchange that resulted in a market value of over US$450 million. Between 1999 and 2009, ATSI was a three-time recipient of Deloitte and Touche's Fast 500 Award for recognition as one of the 500 fastest growing technology companies in North America.  As CEO of ATSI, Mr. Smith also co-founded the Company’s highly successful Internet software subsidiary, GlobalSCAPE, Inc., in 1996 (NYSE MKT: GSB).  As Chairman of the Board of GlobalSCAPE, he led the Company's strategic and business development efforts from inception through its growth strategy that resulted in a listing on a public stock exchange and the subsequent sale of ATSI’s ownership to private investors in June 2002.  Through FY2014, Mr. Smith served as a director for the Company’s oilfield services subsidiaries, Dishon Disposal, Inc. and Hurley Enterprises, Inc. and is currently President and CEO of the Company’s cloud communications subsidiary, Shift8 Technologies, Inc.

Craig K. Clement (59) is our Chairman of the Board. Mr. Clement has over 35 years of executive and board of director experience with Technology (telecom, software, hardware) and Oil Exploration and Production (E&P) entities (Buffalo Royalty, Petroleum Search, Yucca, and NASDAQ: PAN), where he was responsible for asset management, acquisitions and divestitures, strategic and tactical planning, financial operations, corporate finance, legal, transaction structuring, business development, investor relations and oversight. He assisted in the growth of a San Antonio-based telecom provider (AMEX: AI) from 10 employees to 500, achieving a public market valuation of nearly US$500 million. He was the founding CEO of GlobalSCAPE, Inc. (NYSE MKT: GSB), the developer and owner of the popular FTP client software utility, CuteFTPTM, and was the former COO of XPEL Technologies Corp. (TSXV:DAP.U). Craig was the former Chairman of the South Texas Regional Center for Innovation and Commercialization, which screened and supported entrepreneurs through the Texas Emerging Technology Fund managed by the Texas Governor's office, which invested more than $350 million in Texas-based technology start-ups. From early 2011 through September 2014, Craig served as a consultant to various E&P entities including Morning Star, BP, and Forge Energy (EnCap and Pine Brook - private equity sponsored).

Maxwell A. Polinsky (59) is our Director. Mr. Polinsky is currently the President and a Director of Winston Gold Mining, a Canadian-based mineral exploration company that is traded on the CSE Exchange, and a principal in Venbanc Investment and Management Group Inc., an investment and merchant bank he co-founded in 1994. From 2009 to 2011, Mr. Polinsky was the Chief Financial Officer and a director of RX Exploration Inc., a company that successfully re opened the previous old historic Drumlummon gold mine in Montana. Mr. Polinsky also served as a director of Nerium Biotechnology from 2006 to 2010, XPEL Technologies from 2003 to 2009, and Nighthawk Systems from 2001 to 2007 and Cougar Minerals from 2012 to 2014. Mr. Polinsky holds a Bachelor of Commerce degree from the University of Manitoba.

Antonio Estrada Jr. (43) is our Chief Financial Officer and Treasurer. Mr. Estrada is a seasoned financial executive with over 18 years of experience in the telecommunications and oil and gas industries. Mr. Estrada’s vast experience includes financial reporting and modeling, strategic planning, grant writing, and cash management. Mr. Estrada served as the Sr. VP of Finance and Corporate Controller of Digerati, formerly known as ATSI Communications, Inc., from 2008 to 2013. From 1999 to 2008, Mr. Estrada served in various roles within ATSI, including International Accounting Manager, Treasurer, Internal Auditor, and Controller. Mr. Estrada graduated from the University of Texas at San Antonio, with a Bachelors of Business Administration, with a concentration in Accounting.

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

Audit Committee and Audit Committee Financial Expert

We do not have an audit or other committee of our Board of Directors that performs equivalent functions. Our Board of Directors performs all functions of the audit committee. Mr. Maxwell A. Polinsky served as the Audit Committee Financial Expert during the year ended July 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION.

The compensation programs presently in effect with respect to the Chief Executive Officer, Chief Financial Officer and Chairman of the Board were established by the Board of Directors.

Arthur Smith serves as our President and Chief Executive Officer. Mr. Smith does not have a written employment agreement with the Company. Effective October 1, 2015, Mr. Smith's annual salary was approved by the Board of Directors to be set at $165,000. The Board of Directors also approved the reimbursement of monthly expenses up to $1,667. During FY2017 the Board of Directors approved the issuance of common stock in lieu of cash compensation equivalent to 40% of Mr. Smith's annual salary. No other cash compensation is presently being paid to Mr. Smith.

Antonio Estrada Jr., serves as our Chief Financial Officer. Mr. Estrada does not have a written employment agreement with the Company. Effective October 1, 2015, Mr. Estrada's annual salary was approved by the Board of Directors to be set at $165,000. The Board of Directors also approved the reimbursement of monthly expenses up to $1,667. During FY2017 the Board of Directors approved the issuance of common stock in lieu of cash compensation equivalent to 40% of Mr. Estrada's annual salary. No other cash compensation is presently being paid to Mr. Estrada.

Craig K. Clement, serves as our Chairman of the Board, Chief Executive Officer and President of Flagship Energy Company, a wholly-owned subsidiary of Digerati. Mr. Clement does not have a written employment agreement with the Company. Effective October 1, 2015, Mr. Clement's annual salary was approved by the Board of Directors to be set at $195,000. During FY2017 the Board of Directors approved the issuance of common stock in lieu of cash compensation equivalent to 40% of Mr. Clement's annual salary. No other cash compensation is presently being paid to Mr. Clement.

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

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)

Arthur L. Smith	2017	$125,000	$-0-	$166,000	$56,000	$-0-	$347,000
President & Chief Executive Officer	2016	$170,002	$-0-	$8,640	$-0-	$-0-	$178,642

Antonio Estrada Jr.	2017	$125,000	$-0-	$166,000	$56,000	$-0-	$347,000
Chief Financial Officer	2016	$178,775	$-0-	$8,640	$-0-	$-0-	$187,415

Craig K. Clement	2017	$156,000	$-0-	$177,000	$57,000	$-0-	$390,000
Chairman of the Board	2016	$179,504	$-0-	$-0-	$-0-	$-0-	$179,504

(1)	During the year ended July 31, 2017 and 2016, Digerati issued common shares as part of the Company’s profit sharing plan contribution. In addition, during the year ended July 31, 2017, Digerati issued common stock in lieu of cash compensation to its Officers.

(2)	During the year ended July 31, 2017, Digerati issued 900,000 options to its Officers to acquire common shares at an exercise price of $0.24 and a fair value at the time issuance of $169,000. The options vest ratably on a monthly basis through November 21, 2017.

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

We currently provide a Non-Standardized Profit Sharing Plan (the “Profit Sharing Plan”). The Board of Directors approved the Profit Sharing Plan on September 15, 2006. Under the Profit Sharing Plan our employees qualified to participate in the Profit Sharing Plan after one year of employment. Contribution under the Profit Sharing Plan by us is based on 25% of the annual base salary of each eligible employee up to $53,000 per year. Contributions under the Profit Sharing Plan are fully vested upon funding.

OUTSTANDING EQUITY AWARDS AS OF JULY 31, 2017

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Arthur L. Smith	200,000	100,000	$0.24	11/21/2021	-	-
Antonio Estrada Jr.	200,000	100,000	$0.24	11/21/2021	-	-
Craig K. Clement	200,000	100,000	$0.24	11/21/2021	-	-

(1)	During the year ended July 31, 2017, Digerati issued 900,000 options to its Officers to acquire common shares at an exercise price of $0.24 and a fair value at the time issuance of $169,000. The options vest ratably on a monthly basis through November 21, 2017.

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

The following table lists the beneficial ownership of shares of our Common Stock by (i) each person known to own more than 5% of our outstanding voting securities, (ii) each Director and nominee, (iii) the Named Executive Officers and (iv) all Directors and officers as a group. Information with respect to officers, Directors and their families is as of July 31, 2017 and is based on our books and records and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of our principal executive office and all securities are beneficially owned solely by the person indicated.

		Vested Warrants	Total
	Shares	and	Beneficial	% Of
Name of Beneficial Owner	Owned	Options	Ownership	Class (1)

INDIVIDUAL OFFICERS,
DIRECTORS AND NOMINEES

Arthur L. Smith	762,620	200,000	962,620	11.48%
President, Chief Executive Officer
Director

Antonio Estrada Jr.	765,120	200,000	965,120	11.51%
Chief Financial Officer

Craig k. Clement (2)	2,665,393	500,000	3,165,393	37.75%
Chairman of the Board

Maxwell A. Polinsky	4,400	66,667	71,067	0.85%
Director

ALL OFFICERS AND
DIRECTORS AS A GROUP	4,197,533	966,667	5,164,200	61.59%

(1)	Based upon 8,386,056 shares of common stock outstanding as of July 31, 2017.

(2)	As of July 31, 2017, Mr. Clement has an indirect beneficial ownership of 2,113,048 common shares and warrants to purchase 300,000 common shares through Flagship Oil and Gas Corp. In addition, Mr. Clement has a direct beneficial ownership of 552,345 common shares and 200,000 vested options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The Board has determined that Mr. Maxwell A. Polinsky satisfies the independence requirements in the NYSE Manual. In making the determination of director independence with respect to Mr. Craig K. Clement, the Board of Directors considered that the indirect beneficial ownership through Flagship Oil and Gas Corp., of 28.77% of our outstanding Common Stock and determined that Mr. Clement did not meet the requirements to be considered independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid to LBB & Associates Ltd., LLP during 2017 and 2016 for audit services rendered in connection with the audits and reviews of our consolidated financial statements.

Description of Fees	2017	2016

Audit Fees	$21,700	$18,700
Review Fees	11,700	11,500
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

During the years ended July 31, 2017 and 2016, the Company paid $9,038 and $9,080, respectively to MiddletonRainesZapata, LLP for tax work related to the consolidated tax returns.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are exhibits to this report.

Number	Description
2.1	Agreed Order Confirming Joint Plan of Reorganization filed by Plan Proponents. (field as Exhibit 2.1 to Form 8-K filed on April 11, 2014)
2.2	Plan Proponents’ Joint Chapter 11 Plan of Reorganization as Modified on the Record on April 4, 2014. (field as Exhibit 2.2 to Form 8-K filed on April 11, 2014)
2.3	Plan Supplement Naming Independent Director in Connection With Plan Proponents’ Joint Chapter 11 Plan of Reorganization. (field as Exhibit 2.3 to Form 8-K filed on April 11, 2014)
2.4	Disclosure Statement Under 11 U.S.C. § 1125 and Bankruptcy Rule 3016 in Support of Plan Proponents’ Joint Chapter 11 Plan of Reorganization. (filed as Exhibit 2.4 to Form 8-K filed on April 11, 2014)
2.5	Bankruptcy Settlement Agreement dated January 15, 2014. (field as Exhibit 10.1 to Form 8-K filed on January 23, 2014)
2.6	Order Authorizing the Sale of 100% Equity Interests of Dishon Disposal, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 27, 2014. (filed as Exhibit 2.6 to Form 8-K filed on July 7, 2014)
2.7	Order Authorizing the Sale of 100% Equity Interests of Hurley Enterprises, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 26, 2014.(field as Exhibit 2.7 to Form 8-K filed on July 24, 2014)
3.1	Amended and Restated Articles of Incorporation. (filed as Exhibit 3.1 to Form 8-K filed on April 11, 2014)
3.2	Amended and Restated Bylaws. (filed as Exhibit 3.2 to Form 8-KA filed on April 25, 2014)
3.3	Second Amended and Restated Bylaws, effective as of January 13, 2015 (filed as Exhibit 3.1 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.1	Form of stock award agreement under the Company's 2015 Stock Compensation Plan for grants to qualifying employees' 401K Retirement Accounts (filed as Exhibit 10.7 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.2	2015 Equity Compensation Plan (filed as Exhibit 4.1 to Form S-8 filed on November 18, 2015 (File No. 001-15687)).
21.1	Subsidiary list
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: December 14, 2017	By:	/s/ Arthur L. Smith
Arthur L. Smith
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer	December 14,2017
Arthur L. Smith

/s/ Antonio Estrada Jr.	Principal Accounting Officer	December 14,2017
Antonio Estrada Jr.	Principal Finance Officer

/s/ Craig K. Clement	Director	December 14,2017
Craig K. Clement

/s/ Maxwell A. Polinsky	Director	December 14,2017
Maxwell A. Polinsky

EXHIBIT INDEX

Number	Description
21.1	Subsidiary List
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes -Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

