Form 10-Q
period 2017-10-31
Digerati Technologies, Inc.
filed 2017-12-20
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 001-15687

DIGERATI TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	74-2849995
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1600 NE Loop 410, Suite 126
San Antonio, Texas	78209
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
9,458,556	Common Stock $0.001 par value	December 19, 2017

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2017

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2017 AND JULY 31, 2017 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016 (UNAUDITED)

PAGE 3	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016 (UNAUDITED)

PAGES 4-6	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	October 31, 2017	July 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$709	$673
Accounts receivable, net	9	15
Prepaid and other current assets	25	9
Total current assets	743	697

LONG-TERM ASSETS:
Intangible assets, net	10	14
Property and equipment, net	2	2
Total assets	$755	$713

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$921	$859
Accrued liabilities	379	365
Total current liabilities	1,300	1,224

LONG-TERM LIABILITIES:
Customer deposits	131	131
Total long-term liabilities	131	131
Total liabilities	1,431	1,355

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 8,958,556 and 8,386,056 issued and outstanding, respectively	9	8
Additional paid in capital	77,321	76,986
Accumulated deficit	(78,007)	(77,637)
Other comprehensive income	1	1
Total stockholders' deficit	(676)	(642)
Total liabilities and stockholders' deficit	$755	$713

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three months ended October 31,
	2017	2016
OPERATING REVENUES:
Cloud-based hosted services	$55	$44
Total operating revenues	55	44

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	45	33
Selling, general and administrative expense	201	278
Stock compensation expense	56	-
Legal and professional fees	119	10
Depreciation and amortization expense	4	5
Total operating expenses	425	326

OPERATING LOSS	(370)	(282)

OTHER INCOME (EXPENSE):
Interest income (expense)	-	-
Total other income (expense)	-	-

NET LOSS	$(370)	$(282)

LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,798,089	5,234,165

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(370)	$(282)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	4	5
Stock compensation	56	-
Changes in operating assets and liabilities:
Accounts receivable	6	(10)
Notes receivable	-	(14)
Prepaid expenses and other current assets	(16)	(67)
Accounts payable	62	(8)
Accrued liabilities and customer deposits	14	10
Net cash used in operating activities	(244)	(366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	-	(1)
Net cash used in investing activities	-	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	280	-
Net cash provided by financing activities	280	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36	(367)
CASH AND CASH EQUIVALENTS, beginning of period	673	1,169

CASH AND CASH EQUIVALENTS, end of period	$709	$802

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. (“Digerati” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended July 31, 2017 contained in the Company’s Form 10-K filed on December 14, 2017 have been omitted.

Income Taxes

The effective tax rate was 0% for the three months ended October 31, 2017 and 2016, respectively. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Since January 1, 2007, the Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, the Company recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of October 31, 2017 we have no liability for unrecognized tax benefits.

Cash and cash equivalents

The Company considers all bank deposits and highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where applicable, to conform to the financial statement presentation used in fiscal 2018. The reclassifications have no impact on net loss.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the period ending October 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $78,007,000 since 1993 and a working capital deficit of approximately $557,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s consolidated financial statements as of October 31, 2017 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – STOCK-BASED COMPENSATION

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

During the three months ended October 31, 2017, we did not issue any common stock to our employees. Digerati recognized approximately $56,000 and $0 in stock based compensation expense to employees during the three months ended October 31, 2017 and 2016, respectively. Unamortized compensation cost totaled $37,000 and $0 at October 31, 2017 and October 31, 2016, respectively.

NOTE 4 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan ("Plan"), adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $54,000 per year. Contributions under the plan are fully vested upon funding. During the period ended October 31, 2017 and October 31, 2016, the Company did not make any contributions under the plan.

NOTE 5 – EQUITY

During the three months ended October 31, 2017, the Company issued the following shares of common stock:

In August, 2017, the Company issued an aggregate of 480,000 shares of common stock for $240,000 and 3-year warrants to purchase 90,000 shares of common stock at an exercise price of $0.50 per share.

In September, 2017, the Company issued an aggregate of 12,500 shares of common stock with a market value at time of issuance of $4,375. The shares were issued for consulting services.

In October, 2017, the Company issued an aggregate of 80,000 shares of common stock for $40,000 and 3-year warrants to purchase 15,000 shares of common stock at an exercise price of $0.50 per share.

NOTE 6 – SIGNIFICANT CUSTOMERS

During the three months ended October 31, 2017, the Company derived a significant amount of revenue from four customers, comprising 19%, 17%, 11% and 8% of the total revenue for the period, respectively, compared to four customers, comprising 34%, 24%, 16% and 5% of the total revenue for the three months ended October 31, 2016.

During the three months ended October 31, 2017, the Company derived a significant amount of accounts receivable from three customers, comprising 56%, 18% and 11% of the total accounts receivable for the period, compared to three customers, comprising 50%, 37% and 6% of the total accounts receivable for the three months ended October 31, 2016.

NOTE 7 – AGREEMENT AND PLAN OF MERGER

On May 8, 2017, Shift8 Technologies, In., a Nevada corporation (“Shift8 Tech”), a wholly owned subsidiary of Digerati Technologies, Inc., a Nevada corporation (the “Company”), and T3 Acquisition, Inc., a Florida corporation (Acquisition Sub”), and newly formed wholly-owned subsidiary of Shift8 Tech, entered into an Agreement and Plan Merger (the “Merger Agreement”) with T3 Communications, a Florida corporation (“T3”). The Merger Agreement provides that, upon the terms and subject to the conditions thereof, the Acquisition Sub will be merged with and into T3, with T3 continuing as the surviving corporation and as a wholly-owned subsidiary of Shift8 Tech. The Company anticipates closing the transaction during second quarter of fiscal year 2018, the Merger has been approved by the Shareholders of T3 and is subject to certain customary closing conditions. In November 2017, under an Amendment to the Agreement and Plan of Merger, Shift8 funded to T3 a nonrefundable extension fee of $100,000 to extend the closing date until November 28, 2017. In December 2017, Shift8 funded to T3 a second nonrefundable extension fee payment of $100,000 to extend the closing date until December 22, 2017. Upon closing, the extension fee total of $200,000 will be credited towards the purchase price for the acquisition of T3.

NOTE 8 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “plan,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 filed with the Securities and Exchange Commission on December 14, 2017.

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three months ended October 31, 2017 and 2016. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017 filed with the Securities and Exchange Commission on December 14, 2017. For purposes of the following discussion, fiscal 2018 or 2018 refers to the year ended July 31, 2018 and fiscal 2017 or 2017 refers to the year ended July 31, 2017.

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

During FY 2016 Flagship Energy Company, a wholly-owned subsidiary of Digerati, entered into an Agreement with a Texas-based contract-for-hire oil and gas operator (“Operator”). Under the Agreement, Flagship utilized the Operator for the drilling, completion and the initial operations of a shallow oil and gas well in conjunction with the purchase of 100% of Operator’s working interest and 80% of its Net Revenue Interest. Under the Agreement, the Operator agreed to transfer all field-level operations and assign 100% of a certain oil, gas and mineral lease to Flagship upon demand, which included a tract of land located in South Texas. Additionally, Flagship entered into a Joint Operating Agreement ("JOA") with Operator, whereby the parties agreed to develop the oil and gas well or wells for the production and retrieval of oil and gas commodities as provided for in the oil, gas and mineral lease. During the fiscal 2017 the Company recognized a loss of $248,000 for the total capitalized investment amount in the oil and gas properties.

In May 2017, Shift8 and T3 Acquisition, Inc., a Florida corporation (“Acquisition Sub”), and newly formed wholly owned subsidiary of Shift8, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with T3 Communications, Inc., a Florida corporation (“T3”). The Merger Agreement provides that, upon the terms and subject to the conditions thereof, the Acquisition Sub will be merged with and into T3, with T3 continuing as the surviving corporation and as a wholly owned subsidiary of Shift8. The Company anticipates closing the transaction during the second quarter of fiscal year 2018, the Merger has been approved by the Shareholders of T3 and is subject to certain customary closing conditions. In November 2017, under an Amendment to the Agreement and Plan of Merger, Shift8 funded to T3 a nonrefundable extension fee of $100,000 to extend the closing date until November 28, 2017. In December 2017, Shift8 funded to T3 a second nonrefundable extension fee payment of $100,000 to extend the closing date until December 22, 2017. Upon closing, the extension fee total of $200,000 will be credited towards the purchase price for the acquisition of T3.

During the quarter ended October 31, 2017, we have raised $280,000 through the issuance of 560,000 shares of Digerati common stock and three-year warrants to purchase up to 105,000 shares of common stock at an exercise price of $0.50 per share.

Recent Developments

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

Cloud-based hosted Services: We provide enhanced VoIP services to resellers and enterprise customers. The service includes fully hosted IP/PBX services, mobile applications, SIP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, and multiple customized IP/PBX features in a hosted or cloud environment.

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

Results of Operations

Three Months ended October 31, 2017 Compared to Three Months ended October 31, 2016

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $11,000, or 25%, from the quarter ended October 31, 2016 to the quarter ended October 31, 2017. The increase in revenue between periods is primarily attributed to the increase in customers that generated monthly recurring services revenue. Hosted services include the following, fully hosted IP/PBX services, IP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $12,000, from the quarter ended October 31, 2016 to the quarter ended October 31, 2017. The increase in cost of services is as a result of the increase in variable cost associated with the increase in revenue, the increase in cost related to additional bandwidth added to our network and the increase in additional hardware/devices deployed for our Value-Added Resellers ("VAR's").

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $77,000, or 28%, from the quarter ended October 31, 2016 to the quarter ended October 31, 2017. The decrease is primarily attributed to the reduction in cash compensation to the Company's management team, the reduction in cash compensation was recognized during the three months ended October 31, 3017, thus the reduction in SG&A between periods.

Stock Compensation Expense. Stock compensation expense increased by $56,000, or 100%, from the quarter ended October 31, 2016 to the quarter ended October 31, 2017. The increase is primarily attributed to the recognition of stock option expense associated to the stock options granted to various employees during FY2017. There were no outstanding options during the quarter ended October 31, 2016, as a result the Company did not recognized any stock options expense during the period.

Legal and professional fees. Legal and professional fees increased by $109,000 from the quarter ended October 31, 2016 to the quarter ended October 31, 2017. The increase is attributed to professional and legal expenses incurred related to the professionals conducting the due diligence on an acquisition.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $370,000 for the three months ended October 31, 2017 compared to an operating loss of $282,000 for the three months ended October 31, 2016. The increase in operating loss between periods is primarily due to the $109,000 increase in legal and professional fees and the increase of $56,000 in stock compensation expense. The increase was slightly offset between periods by the decrease in SG&A of $77,000.

Net loss attributed to Digerati Technologies, Inc. Net loss attributed to Digerati Technologies, Inc. increased by $88,000 or 31%, from the quarter ended October 31, 2016 to the quarter ended October 31, 2017. The increase in operating loss between periods is primarily due to the $109,000 increase in legal and professional fees and the increase of $56,000 in stock compensation expense. The increase was slightly offset between periods by the decrease in SG&A of $77,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $709,000 as of October 31, 2017. Net cash consumed by operating activities during the period ended October 31, 2017 was approximately $244,000, primarily as a result of operating expenses, that included an increase of $14,000 in accrued liabilities and $62,000 in accounts payable.

Cash provided by financing activities during the period ended October 31, 2017 was $280,000, the Company secured the funds from various accredited investors through the issuance of 560,000 restricted common shares with a price of $0.50 per share and 105,000 warrants with an exercise price of $0.50 per share. Overall, our net operating, investing and financing activities during the period ended October 31, 2017 improved by approximately $36,000 of cash.

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

Our current cash expenses are expected to be approximately $85,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of October 31, 2017, our total liabilities were approximately $1,431,000. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

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

Digerati’s consolidated financial statements for the period ending October 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $78,007,000 and a working capital deficit of approximately $557,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly report on Form 10-Q for the quarter ended October 31, 2017, our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO") evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

None

Item 1A. Risk Factors.

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In August, 2017, the Company issued an aggregate of 480,000 shares of common stock for $240,000 and 3-year warrants to purchase 90,000 shares of common stock at an exercise price of $0.50 per share.

In September, 2017, the Company issued an aggregate of 12,500 shares of common stock with a market value at time of issuance of $4,375. The shares were issued for consulting services.

In October, 2017, the Company issued an aggregate of 80,000 shares of common stock for $40,000 and 3-year warrants to purchase 15,000 shares of common stock at an exercise price of $0.50 per share.

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

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: December 20, 2017	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: December 20, 2017	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

