Form 10-Q
period 2018-01-31
Digerati Technologies, Inc.
filed 2018-03-22
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
11,128,781	Common Stock $0.001 par value	March 22, 2018

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2018

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2018 AND JULY 31, 2017 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE & SIX MONTHS ENDED JANUARY 31, 2018 AND 2017 (UNAUDITED)

PAGE 3	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2018 AND 2017 (UNAUDITED)

PAGES 4-11	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	January 31, 2018	July 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112	$673
Accounts receivable, net	46	15
Prepaid and other current assets	35	9
Escrow Deposits related to acquisition	275	-
Total current assets	468	697

LONG-TERM ASSETS:
Intangible assets, net	305	14
Property and equipment, net	97	2
Total assets	$870	$713

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$983	$859
Accrued liabilities	422	365
Note Payable, current	125	-
Total current liabilities	1,530	1,224

LONG-TERM LIABILITIES:
Customer deposits	131	131
Convertible debenture, net $200 and $0, respectively	-	-
Derivative liability	335	-
Total long-term liabilities	466	131
Total liabilities	1,996	1,355
Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 10,968,781 and 8,386,056 issued and outstanding, respectively	11	8
Additional paid in capital	78,337	76,986
Accumulated deficit	(79,475)	(77,637)
Other comprehensive income	1	1
Total stockholders’ deficit	(1,126)	(642)
Total liabilities and stockholders’ deficit	$870	$713

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
OPERATING REVENUES:
Cloud-based hosted services	$151	$42	$207	$87
Total operating revenues	151	42	207	87

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	98	34	143	69
Selling, general and administrative expense	291	243	496	504
Stock compensation & warrant expense	919	374	975	374
Legal and professional fees	176	99	292	126
Depreciation and amortization expense	35	4	39	9
Total operating expenses	1,519	754	1,945	1,082

OPERATING LOSS	(1,368)	(712)	(1,738)	(995)

OTHER INCOME (EXPENSE):
Gain on derivative instruments	108	-	108	-
Interest income (expense)	(208)	-	(208)	-
Total other income (expense)	(100)	-	(100)	-

NET LOSS	$(1,468)	$(712)	$(1,838)	$(995)

LOSS PER SHARE - BASIC AND DILUTED	$(0.15)	$(0.11)	$(0.20)	(0.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,884,962	6,216,232	9,339,435	5,722,513

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,838)	$(995)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	39	9
Stock compensation and warrant expense	975	374
Gain on derivative instruments	(108)	-
Debt discount in excess of Face value	208
Changes in operating assets and liabilities:
Accounts receivable	(31)	(6)
Escrow deposit related to acquisition	(275)
Prepaid expenses and other current assets	(26)	(12)
Accounts payable	124	33
Accrued liabilities and customer deposits	57	44
Net cash used in operating activities	(875)	(553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas property	-	(38)
Acquisition of VoIP assets	(125)	-
Net cash used in investing activities	(125)	(38)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	280	-
Borrowings from convertible debt, net of original issue cost and discounts	159	-
Net cash provided by financing activities	439	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(561)	(591)
CASH AND CASH EQUIVALENTS, beginning of period	673	1,169

CASH AND CASH EQUIVALENTS, end of period	$112	$578

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. (“we;” “us,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended July 31, 2017 contained in the Company’s Form 10-K filed on December 14, 2017 have been omitted.

Income Taxes

The effective tax rate was 0% for the six months ended January 31, 2018 and 2017, respectively. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Since January 1, 2007, the Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, the Company recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of January 31, 2018, we have no liability for unrecognized tax benefits.

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

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the period ending January 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $79,475,000 since 1993 and a working capital deficit of approximately $1,062,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s consolidated financial statements as of January 31, 2018 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

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

During the six months ended January 31, 2018, we issued:

●	644,731 common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense of approximately $226,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates. (See Note 4)

●	515,493 common shares to management for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $155,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates. (See Note 5)

●	1,025,000 options to purchase common shares to various employees with an exercise price of $0.35 per share and a term of 5 years. The options vest equally over a period of one year. The options have a fair market value of $218,800.

●	275,000 options to purchase common shares to various employees with an exercise price of $0.35 per share and a term of 5 years. The options vest equally over a period of two years. The options have a fair market value of $74,800.

●	545,000 options to purchase common shares to various employees with an exercise price of $0.35 per share and a term of 5 years. The options vest equally over a period of three years. The options have a fair market value of $164,900.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	170.44%
Risk-free interest rate	2.10%
Expected term	1.0 - 3.0 years

Digerati recognized approximately $503,500 and $374,000 in stock-based compensation expense to employees during the six months ended January 31, 2018 and 2017, respectively. Unamortized compensation cost totaled $420,000 and $191,000 at January 31, 2018 and January 31, 2017, respectively.

NOTE 4 – NON-STANDARDIZED PROFIT SHARING PLAN

We currently provide a Non-Standardized Profit Sharing Plan (“Plan”), adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $54,000 per year. Contributions under the plan are fully vested upon funding.

During the period ended January 31, 2018 and January 31, 2017, the Company issued 644,731 and 1,003,966, respectively, common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense for January 31, 2018 and January 31, 2017 of $226,000 and $241,000 respectively, equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

NOTE 5 – EQUITY

During the six months ended January 31, 2018, the Company issued the following shares of common stock and warrants:

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

In December, 2017 the Company issued an aggregate of 644,731 shares of common stock to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense of approximately $226,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

In December, 2017, the Company issued an aggregate of 500,000 shares of common stock with a market value of $175,000. The shares were issued under an Asset Purchase Agreement.

In December, 2017, the Company issued an aggregate of 100,000 shares of common stock with a market value at time of issuance of $40,000. The shares were issued for consulting services.

In January, 2018, the Company issued an aggregate of 250,000 shares of common stock with a market value at time of issuance of $135,000. The shares were issued under an Equity Purchase Agreement.

In January, 2018, the Company issued 515,493 shares of common stock to management for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $155,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

NOTE 6 - WARRANTS

During the six months ended January 31, 2018, the Company issued the following warrants:

In August 2017, the Company secured $240,000 from various accredited investors under a private placement and issued 480,000 shares of its common stock at a price of $0.50 per share and warrants to purchase an additional 90,000 shares of its common stock at an exercise price of $0.50 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments.

In October 2017, the Company secured $40,000 from an accredited investor under a private placement and issued 80,000 shares of its common stock at a price of $0.50 per share and warrants to purchase an additional 15,000 shares of its common stock at an exercise price of $0.50 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments.

In December 2017, Digerati issued 100,000 warrants to a consultant for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.50. At time of issuance the company recognized approximately $49,000 in warrant expense using Black-Scholes valuation. Additionally, Digerati committed to issue 100,000 warrants if the Company’s stock price traded at $0.75 per share for 10 consecutive days, to issue 100,000 warrants if the Company’s stock price traded at $1.00 per share for 10 consecutive days, and to issue 100,000 warrants if the Company’s stock price traded at $1.25 per share for 10 consecutive days. The term of the Agreement is one year. As a result of the commitment to issue additional warrants in the future, the Company recorded a derivative liability at the origination of the Agreement of $77,000. This liability was re-measured at the January 31, 2018 which resulted in a gain on change in derivative value of $25,000.

In January 2018, Digerati issued 100,000 warrants to various consultants for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.50. At time of issuance the company recognized approximately $49,000 in warrant expense using Black-Scholes valuation.

In January 2018, Digerati issued 220,000 warrants to a consultant for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.001. At time of issuance the company recognized approximately $119,000 in warrant expense using Black-Scholes valuation.

The fair market value of all warrants issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	175.31% - 176.73%
Risk-free interest rate	2.24% - 2.30%
Expected term	5.0 years

A summary of the warrants as of January 31, 2018 and July 31, 2017 and the changes during periods are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)
Outstanding at July 31, 2017	510,000	$0.29	2.87
Granted	525,000	$0.29	5.00
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at January 31, 2018	1,035,000	$0.29	3.11
Exercisable at January 31, 2018	1,035,000	$0.29	3.11

NOTE 7 – SIGNIFICANT CUSTOMERS

During the six months ended January 31, 2018, the Company derived a significant amount of revenue from four customers, comprising 12%, 9%, 7% and 5% of the total revenue for the period, respectively, compared to four customers, comprising 31%, 24%, 11% and 5% of the total revenue for the six months ended January 31, 2017.

During the six months ended January 31, 2018, the Company derived a significant amount of accounts receivable from four customers, comprising 26%, 15%, 13% and 11% of the total accounts receivable for the period, compared to three customers, comprising 52%, 13% and 12% of the total accounts receivable for the six months ended January 31, 2017.

NOTE 8 – AGREEMENT AND PLAN OF MERGER

On May 8, 2017, Shift8 Technologies, In., a Nevada corporation (“Shift8 Tech” or “Shift8”), a wholly owned subsidiary of Digerati Technologies, Inc., a Nevada corporation (the “Company”), and T3 Acquisition, Inc., a Florida corporation (Acquisition Sub”), and newly formed wholly-owned subsidiary of Shift8 Tech, entered into an Agreement and Plan Merger (the “Merger Agreement”) with T3 Communications, a Florida corporation (“T3”). The Merger Agreement provides that, upon the terms and subject to the conditions thereof, the Acquisition Sub will be merged with and into T3, with T3 continuing as the surviving corporation and as a wholly-owned subsidiary of Shift8 Tech. The Company anticipates closing the transaction during third quarter of fiscal year 2018, the Merger has been approved by the Shareholders of T3 and is subject to certain customary closing conditions. In November 2017, under an Amendment to the Agreement and Plan of Merger, Shift8 funded to T3 a nonrefundable extension fee of $200,000 to extend the closing date until December 22, 2017. In December 2017, Shift8 funded to T3 a nonrefundable extension fee payment of $25,000 to extend the closing date until January 5, 2018. In January 2018, Shift8 funded to T3 a nonrefundable extension fee payment of $50,000 to extend the closing date until January 19, 2018. In February 2018, Shift8 funded to T3 a nonrefundable extension fee payment of $70,000 to extend the closing date until February 28, 2018. The Company and T3 continue to work towards closing the Merger Agreement, and the Company believes that this will occur on or before April 6, 2018. Upon closing, the extension fee total of $345,000 will be credited towards the purchase price for the acquisition of T3.

NOTE 9 – PURCHASE AGREEMENT

On December 1, 2017, Shift8 and Synergy Telecom, Inc., a Delaware corporation (“Synergy”), closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy. Shift8 acquired Synergy to increase its customer base and obtain higher efficiency of its existing infrastructure. Shift8 paid $125,000 upon execution of the agreement, issued 500,000 shares of common stock with a market value of $175,000, and entered into a promissory note for $125,000 with an effective annual interest rate of 6% with 5 quarterly payments and a maturity date of February 28, 2019.

The total purchase price was $425,000, the acquisition was accounted for under the purchase method of accounting, with Digerati identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by Digerati was allocated to customer contract acquired, software licenses, and intangible assets based on their estimated fair values as of December 1, 2017. Allocation of the purchase price is based on the best estimates of management.

The following information summarizes the allocation of the fair values assigned to the assets at the purchase date. The allocation of fair values is preliminary and is subject to change in the future during the measurement period.

Synergy

Non-compete Agreement	$100,000
Customer contracts	220,000
License - software	105,000

Total identifiable assets	$425,000

Total Purchase price	$425,000

The following table summarizes the cost of amortizable intangible assets related to the acquisition:

	Estimated	Useful life
	Cost	(years)

License - software	$105,000	2
Non-compete Agreement	100,000	5
Customer contracts	220,000	2

Total	$425,000

The Company incurred approximately $10,000 in costs associated with the acquisition. These included legal, and accounting.

The Company expensed these cost during the period ended January 31, 2018.

Combined Proforma

The results of Synergy Telecom, are included in the consolidated financial statements effective December 1, 2017.

The following schedule contains pro-forma consolidated results of operations for the six months ended January 31, 2018 and 2017 as if the acquisitions occurred on August 1, 2017. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on November 1, 2017, or of results that may occur in the future.

	Six months ended January 31,
	2018		2017
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$207	$345	$87	$349
Income (loss) from operations	(1,738)	(1,766)	(995)	(1,052)
Net income (loss)	$(1,838)	$(1,866)	$(995)	$(1,052)
Earnings (loss) per common share-Basic and Diluted	$(0.20)	$(0.20)	$(0.17)	$(0.18)

NOTE 10 - CONVERTIBLE DEBENTURE

On January 12, 2018, the Company entered into a securities purchase agreement with Peak One Opportunity Fund, L.P., a Delaware limited partnership (“Peak One”). Under the agreement, Peak One agreed to purchase from us up to $600,000 aggregate principal amount of our convertible debentures (together the “Debentures” and each individual issuance a “Debenture”), bearing interest at a rate of 0% per annum, with maturity on the third anniversary of the respective date of issuance.

The Company issued the first debenture (the “Debenture”) to Peak One on January 17, 2018 in the principal amount of $200,000 for a purchase price of $180,000 and 0% percent stated interest rate. The Company paid Peak One $6,000 for legal and compliance fees. In addition, the Company paid $14,400 in other closing costs, these fees were deducted from the proceeds at time of issuance. The Company recorded these discounts and cost of $40,400 as a discount to the Debenture and they will be amortized over the term to interest expense.

The Debenture provides Peak One with the option to convert any outstanding balance under the Debenture into shares of Common Stock of the Company at a conversion price for each share of Common Stock equal to either: (i) if the date of conversion is prior to the date that is 180 days after the issuance date, $0.50, or (ii) if the date of conversion is on or after the date that is 180 days after the issuance date, the lesser of (a) $0.50 or (b) at 70% of the lowest closing bid price of the Company’s Common Stock during the twenty trading days prior to conversion, provided, further, that if either the Company is not DWAC operational at the time of conversion or the Common Stock is traded on the OTC Pink at the time of conversion, then 70% shall automatically adjust to 65% of the lowest closing bid price.

The Company may at its option call for redemption all or part of the Debentures, with the exception of any portion thereof which is the subject of a previously-delivered notice of conversion, prior to the maturity date for an amount equal to: (i) if the redemption date is 90 days or less from the date of issuance, 110% of the sum of the principal amount so redeemed plus accrued interest, if any; (ii) if the redemption date is greater than or equal to 91 days from the date of issuance and less than or equal to 120 days from the date of issuance, 115% of the sum of the principal amount so redeemed plus accrued interest, if any; (iii) if the redemption date is greater than or equal to 121 days from the date of issuance and less than or equal to 50 days from the date of issuance, 120% of the sum of the principal amount so redeemed plus accrued interest, if any; (iv) if the redemption date is greater than or equal to 151 days from the date of issuance and less than or equal to 180 days from the date of issuance, 130% of the sum of the principal amount so redeemed plus accrued interest, if any; and (v) if the redemption date is greater than or equal to 181 days from the date of issuance, 140% of the sum of the principal amount so redeemed plus accrued interest, if any.

The Company analyzed the Debenture for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. Therefore, as of the period ending January 31, 2018, the company recognized a net debt discount of $159,600 and $207,524 as a charge to noncash interest expense. In addition, the Company recognized $283,845 in derivative liability as of January 31, 2018.

NOTE 11 - EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

On January 12, 2018, the Company entered into an equity purchase agreement with Peak One, whereby, upon the terms and subject to the conditions thereof, the Peak One has agreed to purchase shares of our common stock at an aggregate price of up to $5,000,000 over the course of 24 months.  In connection with the execution of the purchase agreement, we issued 250,000 shares of our common stock to Peak One as a commitment fee. At issuance, the Company recognized a non-cash expense for $135,000 for the market value of the shares issued to Peak One.

From time to time over the 24-month term, commencing on the date on which a registration statement registering the Purchase Shares becomes effective, we may, in our sole discretion, provide to Peak One with a put notice to purchase a specified number of the Purchase Shares subject to certain customary limitations. The actual amount of proceeds we receive pursuant to each put notice is to be determined by: (i) 88% of the lowest market price of the Common Stock during the ten trading days immediately prior to the date of the respective put date; and (ii) the valuation period, the period of seven trading days immediately following the clearing date associated with the respective drawdown notice; the purchase price per share shall mean the lesser of 88% of the lowest market price of the Common Stock during the valuation period or 88% of the lowest market price of the Common Stock during the initial pricing period.

The put amount requested pursuant to any single put notice must have an aggregate value of not less than $20,000 and a maximum amount up to the lesser of (a) $250,000 or (b) 250% of the average daily trading value of the common stock in the ten (10) trading days immediately preceding the Put Notice.

We also entered into a registration rights agreement with Peak One whereby we are obligated to file the registration statement to register the resale of the purchase shares. Pursuant to the registration rights agreement, we must ( i ) file the registration statement within thirty (30) calendar days from the closing date, (ii) use reasonable efforts to cause the Registration Statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event no later than the 90th calendar day following the closing date, and (iii) use its reasonable efforts to keep such registration statement continuously effective under the Securities Act until all of the commitment shares and purchase shares have been sold there under or pursuant to Rule 144. To date, the Company has not filed a registration statement with the SEC.

NOTE 12 - PROMISSORY NOTE

On January 17, 2018, the Company entered into a Promissory Note (the “Note”) for $30,000, bearing interest at a rate of 5% per annum, with maturity date of January 19, 2018. The Company paid the full principal amount outstanding and accrued interest on January 19, 2018.

NOTE 13 – SUBSEQUENT EVENTS

Promissory Notes

On February 21, 2018, the Company entered into a Promissory Note (the “Note”) for $35,000, bearing interest at a rate of 5% per annum, with maturity date of March 2, 2018. The Company paid the full principal amount outstanding and accrued interest on March 2, 2018.

On March 13, 2018, the Company entered into various Promissory Notes (the “Notes”) for $200,000, bearing interest at a rate of 12% per annum, with maturity date of April 13, 2018. In conjunction with the Notes, the Company issued 3-year warrants to purchase 80,000 shares of common stock at an exercise price of $0.15 per share.

In March 2018, the Company entered into two Promissory Note (the “Notes”) for $250,000 each, bearing interest at a rate of 12% per annum. The Notes have a maturity date of September 15, 2018, provided, however, the Company shall have the right to request that the maturity date to be extended by one (1) additional period of ninety (90) days, until December 14, 2018. The Notes are payable every month, commencing April 15, 2018, in monthly payments of interest only and a single payment of the principal amount outstanding plus accrued interest on September 15, 2018. The Company agreed to repay the Notes from the proceeds from the Company’s current private placement. As proceeds from the Private Placement are received, the Company shall direct all funds to the Note Holders until the principal amount outstanding and accrued interest are paid in full. In conjunction with the Notes, the Company issued two 3-year warrants to purchase 150,000 shares of common stock each at an exercise price of $0.10 per share. In addition, on March 15, 2018, the Company entered into a Note Conversion Agreement (the “Agreement”) with the Note holders, whereby, the holders may elect to convert up to 50% of the principal amount outstanding on the Notes into Common Stock of Digerati at any time after 90 days of funding the Notes. The Conversion Price shall be the greater of: (i) the Variable Conversion Price (as defined herein) or (ii) the Fixed Conversion Price (as defined herein). The “Variable Conversion Price” shall be equal to the average closing price for Digerati’s Common Stock (the “Shares”) for the ten (10) Trading Day period immediately preceding the Conversion Date. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The “Fixed Conversion Price” shall mean $0.50.

Other Matters

On March 2, 2018, the Company issued an aggregate of 80,000 shares of common stock for $40,000 and 3-year warrants to purchase 15,000 shares of common stock at an exercise price of $0.50 per share.

On March 16, 2018, the Company issued an aggregate of 80,000 shares of common stock for $40,000 and 3-year warrants to purchase 15,000 shares of common stock at an exercise price of $0.50 per share.

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three and six months ended January 31, 2018 and 2017. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017 filed with the Securities and Exchange Commission on December 14, 2017. For purposes of the following discussion, fiscal 2018 or 2018 refers to the year ended July 31, 2018 and fiscal 2017 or 2017 refers to the year ended July 31, 2017.

Overview

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” “Company” or “Digerati”), through our wholly-owned subsidiary, Shift8 Networks, Inc. (“Shift8”), provides a portfolio of Internet-based telephony products and services through our cloud application platform and session-based communication network, which is interconnected to numerous U.S. and foreign service providers. Our services are designed to provide enterprise-class, carrier-grade services to small-to-medium sized businesses (“SMB”) at affordable monthly rates. Our services, known as Unified Communications as a Service (“UCaaS”) or cloud communications, include fully hosted IP/PBX, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™.

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

During FY 2016 Flagship Energy Company, a wholly-owned subsidiary of Digerati, entered into an Agreement with a Texas-based contract-for-hire oil and gas operator (“Operator”). Under the Agreement, Flagship utilized the Operator for the drilling, completion and the initial operations of a shallow oil and gas well in conjunction with the purchase of 100% of Operator’s working interest and 80% of its Net Revenue Interest. Under the Agreement, the Operator agreed to transfer all field-level operations and assign 100% of a certain oil, gas and mineral lease to Flagship upon demand, which included a tract of land located in South Texas. Additionally, Flagship entered into a Joint Operating Agreement (“JOA”) with Operator, whereby the parties agreed to develop the oil and gas well or wells for the production and retrieval of oil and gas commodities as provided for in the oil, gas and mineral lease. During the fiscal 2017 the Company recognized a loss of $248,000 for the total capitalized investment amount in the oil and gas properties.

In May 2017, Shift8 and T3 Acquisition, Inc., a Florida corporation (“Acquisition Sub”), and newly formed wholly owned subsidiary of Shift8, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with T3 Communications, Inc., a Florida corporation (“T3”). The Merger Agreement provides that, upon the terms and subject to the conditions thereof, the Acquisition Sub will be merged with and into T3, with T3 continuing as the surviving corporation and as a wholly owned subsidiary of Shift8. The Company anticipates closing the transaction during the third quarter of fiscal year 2018, the Merger has been approved by the Shareholders of T3 and is subject to certain customary closing conditions. In November 2017, under an Amendment to the Agreement and Plan of Merger, Shift8 funded to T3 a nonrefundable extension fee of $100,000 to extend the closing date until November 28, 2017. In November 2017, under an Amendment to the Agreement and Plan of Merger, Shift8 funded to T3 a nonrefundable extension fee of $200,000 to extend the closing date until December 22, 2017. In December 2017, Shift8 funded to T3 a nonrefundable extension fee payment of $25,000 to extend the closing date until January 5, 2018. In January 2018, Shift8 funded to T3 a nonrefundable extension fee payment of $50,000 to extend the closing date until January 19, 2018. In February 2018, Shift8 funded to T3 a nonrefundable extension fee payment of $70,000 to extend the closing date until February 28, 2018. The Company and T3 continue to work towards closing the Merger Agreement, and the Company believes that this will occur on or before April 6, 2018. Upon closing, the extension fee total of $345,000 will be credited towards the purchase price for the acquisition of T3.

During the period ended January 31, 2018, we have raised $280,000 through the issuance of 560,000 shares of Digerati common stock and three-year warrants to purchase up to 105,000 shares of common stock at an exercise price of $0.50 per share.

Recent Developments

On December 1, 2017, Shift8 Technologies, In., a Nevada corporation (“Shift8”), a wholly owned subsidiary of Digerati Technologies, Inc., a Nevada corporation (the “Company”), and Synergy Telecom, Inc., a Texas corporation (“Synergy”), closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy. The agreed purchase price was $425,000. Shift8 paid $125,000 upon execution of the Agreement and issued 500,000 shares of common stock with a market value of $175,000. In addition, Shift8 entered into a promissory note with the seller for $125,000 with an effective annual interest rate of 6%, 5 quarterly payments and a maturity date of February 28, 2019.

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

Results of Operations

Three Months ended January 31, 2018 Compared to Three Months ended January 31, 2017

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $109,000, or 260%, from the quarter ended January 31, 2017 to the quarter ended January 31, 2018. The increase in revenue between periods is primarily attributed to the acquisition of the customer base from Synergy Telecom, which resulted in an increase in monthly recurring services revenue. Hosted services include the following, fully hosted IP/PBX services, IP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $64,000, from the quarter ended January 31, 2017 to the quarter ended January 31, 2018. The increase in cost of services is as a result of the increase in variable cost associated with the increase in revenue as part of our recent acquisition, the increase in cost related to additional bandwidth added to our network and the increase in additional hardware/devices deployed for our Value-Added Resellers (“VAR’s”).

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $48,000, or 21%, from the quarter ended January 31, 2017 to the quarter ended January 31, 2018. The increase is primarily attributed the increase in number of employees and associated salaries as part of the acquisition of Synergy Telecom. The increase was slightly offset by the reduction in cash compensation to the Company’s management team, the reduction in cash compensation was realized during the three months ended January 31, 2018.

Stock Compensation Expense. Stock compensation expense increased by $545,000, or 146%, from the quarter ended January 31, 2017 to the quarter ended January 31, 2018. The increase is primarily attributed to the recognition of stock option expense of $71,000 associated to the stock options granted to various employees during FY2018, in addition to the stock compensation expense of $226,000 associated with the Profit Sharing Plan contribution and stock compensation expense of $155,000 for the stock issued in lieu of cash to the Company’s management team. In addition, during the three months ended January 31, 2018 the Company recognized $292,000 in warrant expense for warrants issued to various professionals.

Legal and professional fees. Legal and professional fees increased by $77,000 from the quarter ended January 31, 2017 to the quarter ended January 31, 2018. The increase is attributed to professional and legal expenses incurred related to the professionals conducting the due diligence on an acquisition.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $1,368,000 for the three months ended January 31, 2018 compared to an operating loss of $712,000 for the three months ended January 31, 2017. The increase in operating loss between periods is primarily due to the $77,000 increase in legal and professional fees and the increase of $545,000 in stock compensation expense. The increase was slightly offset between periods by the increase in gross profit of $45,000.

Other income (expense). Other income (expense) increased by $100,000, or 100% from the quarter ended January 31, 2017 to the quarter ended January 31, 2018. The primary reason for the increase in other income (expenses) is attributed to the recognition of interest / accretion expense of $208,000 related to the adjustment to the present value of a convertible debenture. The increase we slightly offset by the recognition of $108,000 in a gain on derivative instruments, we are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market.

Net loss attributed to Digerati Technologies, Inc. Net loss attributed to Digerati Technologies, Inc. increased by $756,000 or 106%, from the quarter ended January 31, 2017 to the quarter ended January 31, 2018. The increase in operating loss between periods is primarily due to the $77,000 increase in legal and professional fees, the increase of $545,000 in stock compensation expense and the increase of $208,000 in interest expense. The increase was slightly offset between periods by the increase in gross profit of $45,000 and the recognition of $108,000 in a gain of derivative instruments, we are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market.

Six Months ended January 31, 2018 Compared to Six Months ended January 31, 2017

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $120,000, or 138%, from the six months ended January 31, 2017 to the six months ended January 31, 2018. The increase in revenue between periods is primarily attributed to the acquisition of the customer base from Synergy Telecom, which resulted in an increase in monthly recurring services revenue. Hosted services include the following, fully hosted IP/PBX services, IP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $74,000, from the six months ended January 31, 2017 to the six months ended January 31, 2018. The increase in cost of services is as a result of the increase in variable cost associated with the increase in revenue as part of our recent acquisition, the increase in cost related to additional bandwidth added to our network and the increase in additional hardware/devices deployed for our Value-Added Resellers (“VAR’s”).

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses decreased by $8,000, or 2%, from the six months ended January 31, 2017 to the six months ended January 31, 2018. The decrease is primarily attributed to the reduction in cash compensation to the Company’s management team for approximately $104,000. The reduction in SG&A expenses was slightly offset by the increase in salaries as part of the employees associated with the acquisition of Synergy Telecom.

Stock Compensation and Warrant Expense. Stock compensation expense increased by $601,000, or 161%, from the six months ended January 31, 2017 to the six months ended January 31, 2018. The increase is primarily attributed to the recognition of stock option expense of $123,000 associated to the stock options granted to various employees, in addition to the stock compensation expense of $226,000 associated with the Profit Sharing Plan contribution and stock compensation expense of $155,000 for the stock issued in lieu of cash to the Company’s management team. In addition, during the six months ended January 31, 2018 the Company recognized $292,000 in warrant expense for warrants issued to various professionals.

Legal and professional fees. Legal and professional fees increased by $166,000 from the six months ended January 31, 2017 to the six months ended January 31, 2018. The increase is attributed to professional and legal expenses incurred related to the professionals conducting the due diligence on an acquisition.

Depreciation and amortization. Depreciation and amortization remained comparable between periods.

Operating loss. The Company reported an operating loss of $1,738,000 for the six months ended January 31, 2018 and an operating loss of $995,000 for the six months ended January 31, 2018. The increase in operating loss between periods is primarily due to the $166,000 increase in legal and professional fees and the increase of $601,000 in stock compensation expense. The increase was slightly offset between periods by the increase in gross profit of $46,000.

Other income (expense). Other income (expense) increased by $100,000, or 100% from the six months ended January 31, 2017 to the six months ended January 31, 2018. The primary reason for the increase in other income (expenses) is attributed to the recognition of interest / accretion expense of $208,000 related to the adjustment to the present value of a convertible debenture. The increase we slightly offset by the recognition of $108,000 in a gain on derivative instruments, we are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market.

Net loss attributed to Digerati Technologies, Inc. Net loss attributed to Digerati Technologies, Inc. increased by $843,000 or 85%, from the six months ended January 31, 2017 to the six months ended January 31, 2018. The increase in operating loss between periods is primarily due to the $166,000 increase in legal and professional fees, the increase of $601,000 in stock compensation expense and the increase of $208,000 in interest expense . The increase was slightly offset between periods by the increase in gross profit of $46,000 and the recognition of $108,000 in a gain on derivative instruments, we are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $112,000 as of January 31, 2018. Net cash consumed by operating activities during the period ended January 31, 2018 was approximately $874,000, primarily as a result of operating losses. Additionally, we had an increase of $31,000 in accounts receivables, the Company advanced $275,000 into escrow for the acquisition of T3 Communications, had an increase in prepaid expenses and other assets of $26,000 and an increase in accounts payable and accrued liabilities for $182,000.

Cash used in investing activities during the period ended January 31, 2018 was $125,000 which was paid towards the acquisition of Synergy Telecom.

Cash provided by financing activities during the period ended January 31, 2018 was $439,000, the Company secured $280,000 from various accredited investors through the issuance of 560,000 restricted common shares with a price of $0.50 per share and 105,000 warrants with an exercise price of $0.50 per share. In addition, the Company secured $129,600, net of origination fees and cost under a convertible debenture. Overall, our net operating, investing and financing activities during the period ended January 31, 2018 consumed approximately $560,000 of our available cash.

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

Our current cash expenses are expected to be approximately $95,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of January 31, 2018, our total liabilities were approximately $1,994,000, which included $335,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

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

Digerati’s consolidated financial statements for the period ending January 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $79,475,000 and a working capital deficit of approximately $1,062,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended January 31, 2018, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

None

Item 1A. Risk Factors.

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In December, 2017, the Company issued an aggregate of 100,000 shares of common stock with a market value at time of issuance of $40,000. The shares were issued for consulting services.

In January, 2018, the Company issued an aggregate of 250,000 shares of common stock with a market value at time of issuance of $135,000. The shares were issued as part of a commitment fee under an equity purchase agreement.

In March, 2018, the Company issued an aggregate of 80,000 shares of common stock for $40,000 and 3-year warrants to purchase 15,000 shares of common stock at an exercise price of $0.50 per share.

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

Item 3. Defaults Upon Senior Securities.

None

Item 5.  Other Information.

None

Item 6. Exhibits

Exhibit
Number	Exhibit Title

10.1	Securities Purchase Agreement with Peak One for Debenture dated January 12, 2018.

10.2	Debenture issued to Peak One dated January 12, 2018.

10.3	Equity Purchase Agreement with Peak One dated January 12, 2018.

10.4	Registration Rights Agreement with Peak One dated January 12, 2018.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: March 22, 2018	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: March 22, 2018	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

