Form 10-Q
period 2018-04-30
Digerati Technologies, Inc.
filed 2018-06-14
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 001-15687

DIGERATI TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	74-2849995
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 NE Loop 410, Suite 126 San Antonio, Texas	78209
Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
11,333,781	Common Stock $0.001 par value	June 13, 2018

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2018

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2018 AND JULY 31, 2017 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE & NINE MONTHS ENDED APRIL 30, 2018 AND 2017 (UNAUDITED)

PAGE 3	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2018 AND 2017 (UNAUDITED)

PAGES 4-15	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	April 30, 2018	July 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$727	$673
Accounts receivable, net	8	15
Prepaid and other current assets	37	9
Escrow deposits related to acquisition	1,495	-
Total current assets	2,267	697

LONG-TERM ASSETS:
Intangible assets, net	268	14
Property and equipment, net	85	2

Total assets	$2,620	$713

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$965	$859
Accrued liabilities	479	365
Note payable, current, net $93 and $0, respectively	1,530	-
Total current liabilities	2,974	1,224

LONG-TERM LIABILITIES:
Customer deposits	132	131
Convertible debenture, net $183 and $0, respectively	17	-
Derivative liability	398	-
Note payable, long term	500	-
Total long-term liabilities	1,047	131

Total liabilities	4,021	1,355

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 11,128,781 and 8,386,056 issued and outstanding, respectively	11	8
Additional paid in capital	78,771	76,986
Accumulated deficit	(80,184)	(77,637)
Other comprehensive income	1	1
Total stockholders' deficit	(1,401)	(642)
Total liabilities and stockholders' deficit	$2,620	$713

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
OPERATING REVENUES:
Cloud-based hosted services	$196	$50	$403	$137
Total operating revenues	196	50	403	137

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	106	39	249	106
Loss on disposal of unproven oil and gas properties	-	248	-	248
Selling, general and administrative expense	332	232	830	748
Stock compensation & warrant expense	354	51	1,328	426
Legal and professional fees	68	39	359	152
Depreciation and amortization expense	50	4	89	13
Total operating expenses	910	613	2,855	1,693

OPERATING LOSS	(714)	(563)	(2,452)	(1,556)

OTHER INCOME (EXPENSE):
Gain on derivative instruments	47	-	155	-
Interest income (expense)	(41)	1	(250)	-
Total other income (expense)	6	1	(95)	-

NET LOSS	$(708)	$(562)	$(2,547)	$(1,556)

LOSS PER SHARE - BASIC AND DILUTED	$(0.06)	$(0.08)	$(0.26)	$(0.26)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	11,063,326	6,779,311	9,903,152	6,068,304

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,547)	$(1,556)
Adjustments to reconcile net loss to cash used in by operating activities:
Loss on disposal of unproven oil and gas properties	-	248
Depreciation and amortization	89	13
Stock compensation and warrant expense	1,328	426
Gain on derivative instruments	(155)	-
Amortization of debt discount to interest expense	34	-
Debt discount in excess of Face value	208	-
Changes in operating assets and liabilities:
Accounts receivable	7	(3)
Escrow deposit related to acquisition	(1,495)	-
Prepaid expenses and other current assets	(28)	(10)
Accounts payable	106	23
Accrued liabilities and customer deposits	115	73
Net cash used in operating activities	(2,338)	(786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas property	-
Purchases of property & equipment	-	(1)
Acquisition of VoIP assets	(125)	-
Net cash used in investing activities	(125)	(39)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	360	-
Borrowings from notes payable	2,233	-
Repayment of principle on notes payable	(235)	-
Borrowings from convertible debt, net of original issue cost and discounts	159	-
Net cash provided by financing activities	2,517	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54	(825)
CASH AND CASH EQUIVALENTS, beginning of period	673	1,169

CASH AND CASH EQUIVALENTS, end of period	$727	$344

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$7	$-

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. ("we;" "us," "our," or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended July 31, 2017 contained in the Company’s Form 10-K filed on December 14, 2017 have been omitted.

Income Taxes

The effective tax rate was 0% for the nine months ended April 30, 2018 and 2017, respectively. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Since January 1, 2007, the Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, the Company recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of April 30, 2018, we have no liability for unrecognized tax benefits.

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

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the period ending April 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $80,184,000 since 1993 and a working capital deficit of approximately $707,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s consolidated financial statements as of April 30, 2018 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

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

During the nine months ended April 30, 2018, we issued:

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

Digerati recognized approximately $585,000 and $426,000 in stock-based compensation expense to employees during the nine months ended April 30, 2018 and 2017, respectively. Unamortized compensation cost totaled $338,000 and $140,000 at April 30, 2018 and April 30, 2017, respectively.

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

During the period ended April 30, 2018 and April 30, 2017, the Company issued 644,731 and 1,003,966, respectively, common shares to various employees as part of the Company’s profit sharing plan contribution. The Company recognized stock-based compensation expense for April 30, 2018 and April 30, 2017 of $226,000 and $241,000 respectively, equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

NOTE 5 – EQUITY

During the nine months ended April 30, 2018, the Company issued the following shares of common stock and warrants:

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

In March, 2018, the Company issued an aggregate of 160,000 shares of common stock for $80,000 and 3-year warrants to purchase 30,000 shares of common stock at an exercise price of $0.50 per share.

NOTE 6 - WARRANTS

During the nine months ended April 30, 2018, the Company issued the following warrants:

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

In December 2017, Digerati issued 100,000 warrants to a consultant for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.50. At time of issuance the company recognized approximately $49,000 in warrant expense using Black-Scholes valuation. Additionally, Digerati committed to issue 100,000 warrants if the Company’s stock price traded at $0.75 per share for 10 consecutive days, to issue 100,000 warrants if the Company’s stock price traded at $1.00 per share for 10 consecutive days, and to issue 100,000 warrants if the Company’s stock price traded at $1.25 per share for 10 consecutive days. The term of the Agreement is one year. As a result of the commitment to issue additional warrants in the future, the Company recorded a derivative liability at the origination of the Agreement of $77,000. This liability was re-measured at the April 30, 2018 which resulted in a gain on change in derivative value of $50,000 during the nine month period ended.

In January 2018, Digerati issued 100,000 warrants to various consultants for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.50. At time of issuance the company recognized approximately $49,000 in warrant expense using Black-Scholes valuation. These warrants were re-priced in April 2018 to have an exercise price of $0.15 per share resulting in a charge of $1,400 during April 2018.

In January 2018, Digerati issued 220,000 warrants to a consultant for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.001. At time of issuance the company recognized approximately $119,000 in warrant expense using Black-Scholes valuation.

In March 2018, the Company secured $80,000 from an accredited investor under a private placement and issued 160,000 shares of its common stock at a price of $0.50 per share and warrants to purchase an additional 30,000 shares of its common stock at an exercise price of $0.50 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments.

In March 2018, Digerati issued 300,000 warrants under a two promissory notes, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. At time of issuance the company recognized approximately $125,000 in warrant expense using Black-Scholes valuation.

In April 2018, Digerati issued 100,000 warrants under a promissory note, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.50. At time of issuance the company recognized approximately $29,000 in warrant expense using Black-Scholes valuation.

In April 2018, Digerati issued 300,000 warrants under a promissory note, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.15. At time of issuance the company recognized approximately $115,000 in warrant expense using Black-Scholes valuation.

The fair market value of all warrants issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	160.93% - 176.73%
Risk-free interest rate	2.24% - 2.80%
Expected term	3.0 years - 5.0 years

A summary of the warrants as of April 30, 2018 and July 31, 2017 and the changes during periods are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)
Outstanding at July 31, 2017	510,000	$0.29	2.87
Granted	1,255,000	$0.21	3.44
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at April 30, 2018	1,765,000	$0.23	3.00
Exercisable at April 30, 2018	1,765,000	$0.23	3.00

NOTE 7 – SIGNIFICANT CUSTOMERS

During the nine months ended April 30, 2018, the Company derived a significant amount of revenue from five customers, comprising 10%, 7%, 5%, 5% and 4% of the total revenue for the period, respectively, compared to four customers, comprising 28%, 23%, 11% and 4% of the total revenue for the nine months ended April 30, 2017.

During the nine months ended April 30, 2018, the Company derived a significant amount of accounts receivable from four customers, comprising 13%, 12%, 10% and 10% of the total accounts receivable for the period, compared to three customers, comprising 63%, 11% and 9% of the total accounts receivable for the nine months ended April 30, 2017.

NOTE 8 – AGREEMENT AND PLAN OF MERGER

On May 8, 2017, Shift8 Technologies, In., a Nevada corporation (“Shift8 Tech” or “Shift8”), a wholly owned subsidiary of Digerati Technologies, Inc., a Nevada corporation (the “Company”), and T3 Acquisition, Inc., a Florida corporation (Acquisition Sub”), and newly formed wholly-owned subsidiary of Shift8 Tech, entered into an Agreement and Plan Merger (the “Merger Agreement”) with T3 Communications, a Florida corporation (“T3”). The Merger Agreement provides that, upon the terms and subject to the conditions thereof, the Acquisition Sub will be merged with and into T3, with T3 continuing as the surviving corporation and as a wholly-owned subsidiary of Shift8 Tech. The Company anticipates closing the transaction during fourth quarter of fiscal year 2018, the Merger has been approved by the Shareholders of T3 and is subject to certain customary closing conditions. In November 2017, under an Amendment to the Agreement and Plan of Merger, Shift8 funded to T3 a nonrefundable extension fee of $200,000 to extend the closing date until December 22, 2017. In December 2017, Shift8 funded to T3 a nonrefundable extension fee payment of $25,000 to extend the closing date until January 5, 2018. In January 2018, Shift8 funded to T3 a nonrefundable extension fee payment of $50,000 to extend the closing date until January 19, 2018. In February 2018, Shift8 funded to T3 a nonrefundable extension fee payment of $70,000 to extend the closing date until February 28, 2018. In April 2018, Shift8 funded to T3 an additional deposit of $1,150,000.

On May 2, 2018, the Company closed on the Merger Agreement with T3 Communications, Inc.

NOTE 9 – PURCHASE AGREEMENT

On December 1, 2017, Shift8 and Synergy Telecom, Inc., a Delaware corporation ("Synergy"), closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy. Shift8 acquired Synergy to increase its customer base and obtain higher efficiency of its existing infrastructure. Shift8 paid $125,000 upon execution of the agreement, issued 500,000 shares of common stock with a market value of $175,000, and entered into a promissory note for $125,000 with an effective annual interest rate of 6% with 5 quarterly payments and a maturity date of February 28, 2019.

The total purchase price was $425,000, the acquisition was accounted for under the purchase method of accounting, with Digerati identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by Digerati was allocated to customer contracts acquired, software licenses, and intangible assets based on their estimated fair values as of December 1, 2017. Allocation of the purchase price is based on the best estimates of management.

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

The Company expensed these cost during the nine months ended April 30, 2018.

Proforma

The results of Synergy Telecom, are included in the consolidated financial statements effective December 1, 2017.

The following schedule contains pro-forma consolidated results of operations for the nine months ended April 30, 2018 and 2017 as if the acquisition occurred on August 1, 2017. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on August 1, 2017, or of results that may occur in the future.

	Nine months ended April 30,
	2018		2017
	Reported	Pro Forma	Reported	Pro Forma
Revenue	$403	$541	$137	$470
Income (loss) from operations	(2,452)	(2,480)	(1,556)	(1,463)
Net income (loss)	$(2,547)	$(2,575)	$(1,556)	$(1,463)
Earnings (loss) per common share-Basic and Diluted	$(0.26)	$(0.26)	$(0.26)	$(0.24)

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

The Company analyzed the Debenture for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. Therefore, as of the nine month period ending April 30, 2018, the company recognized a debt, net of discount of $183,333 and has a charge to noncash interest expense of $224,524. In addition, the Company has a derivative liability of $297,000 at April 30, 2018.

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

NOTE 12 - DEBT AND CONVERTIBLE DEBT

At April 30, 2018 and July 31, 2017, outstanding debt consisted of the following: (In thousands)

Outstanding debt consisted of the following: (In thousands)	April 30,	July 31,
	2018	2017
Note payable, payable upon maturity, bearing interest of 12% per annum, maturing September 15, 2018, provided, however, the Company shall have the right to request that the maturity date to be extended by one (1) additional period of ninety (90) days, until December 14, 2018. (See details below)	$250	$-
Note payable, payable upon maturity, bearing interest of 12% per annum, maturing September 15, 2018, provided, however, the Company shall have the right to request that the maturity date to be extended by one (1) additional period of ninety (90) days, until December 14, 2018. (See details below)	250	-
Note payable, payable upon maturity, bearing interest of 6% per annum, maturing February 28, 2019. (See details below)	125	-
Note payable, payable upon maturity, bearing interest of 0.00% per annum, maturing May 14, 2018, with an automatic extension until June 14, 2018. (See details below)	650	-
Note payable to Thermo Credit, LLC., interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month, maturing April 30, 2020, collateralized byShift8's accounts receivable. Bearing an annual interest rate of prime plus 5.25%, adjusted quarterly on the first of each calendar quarter. However the rate will never be less than 9.50% per annum, a commitment fee of 2% and monthly monitoring fee of .33% of the credit facility. Shift8 is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, 2) A fixed charge coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, and 3) A tangible net worth, at all times of at least $100,000. (See details below)	500	-
Note payable, payable upon maturity, bearing interest of 12% per annum, maturing June 27,2018. (See details below)	348	-
Total outstanding debt	$2,123	$-
Less discount on debt	(93)	-
Total debt net of discount	2,030	-
Less debt due within 12 months	(1,530)	-
Long-term portion of debt	$500	$-

On February 21, 2018, the Company entered into a Promissory Note (the "Note") for $35,000, bearing interest at a rate of 5% per annum, with maturity date of March 2, 2018. The Company paid the full principal amount outstanding and accrued interest on March 2, 2018.

On March 13, 2018, the Company entered into various Promissory Notes (the "Notes") for $200,000, bearing interest at a rate of 12% per annum, with maturity date of April 13, 2018. In conjunction with the Notes, the Company issued 3-year warrants to purchase 80,000 shares of common stock at an exercise price of $0.15 per share. The Company paid the full principal amount outstanding and accrued interest on April 13, 2018.

In March 2018, the Company entered into two (2) Promissory Notes (the "Notes") for $250,000 each, bearing interest at a rate of 12% per annum. The Notes have a maturity date of September 15, 2018, provided, however, the Company shall have the right to request that the maturity date to be extended by one (1) additional period of ninety (90) days, until December 14, 2018. The Notes are payable every month, commencing April 15, 2018, in monthly payments of interest only and a single payment of the principal amount outstanding plus accrued interest on September 15, 2018. The Company agreed to repay the Notes from the proceeds from the Company's current private placement. As proceeds from the Private Placement are received, the Company shall direct all funds to the Note Holders until the principal amount outstanding and accrued interest are paid in full. In conjunction with the Notes, the Company issued 3-year warrants to purchase 300,000 shares of common stock each at an exercise price of $0.10 per share. At time of issuance the company recognized approximately $125,000 in warrant expense using Black-Scholes valuation. In addition, on March 15, 2018, the Company entered into a Note Conversion Agreement (the "Agreement") with the Note holders, whereby, the holders may elect to convert up to 50% of the principal amount outstanding on the Notes into Common Stock of Digerati at any time after 90 days of funding the Notes. The Conversion Price shall be the greater of: (i) the Variable Conversion Price (as defined herein) or (ii) the Fixed Conversion Price (as defined herein). The "Variable Conversion Price" shall be equal to the average closing price for Digerati's Common Stock (the “Shares”) for the ten (10) Trading Day period immediately preceding the Conversion Date. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The "Fixed Conversion Price" shall mean $0.50. The Company analyzed the Promissory notes for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. Therefore, as of the period ending April 30, 2018, the company recognized a debt discount of $93,000 and $17,000 charge to noncash interest expense. In addition, the Company recognized $74,000 derivative liability as of April 30, 2018.

On December 1, 2017, Shift8 and Synergy Telecom, Inc., a Delaware corporation ("Synergy"), closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy. In conjunction with the transaction, Shift8 entered into a promissory note for $125,000 with an effective annual interest rate of 6% with 5 quarterly payments and a maturity date of February 28, 2019.

On April 30, 2018, Shift8 entered into a promissory note for $650,000 with an effective annual interest rate of 0% and a maturity date of May 14, 2018, provided, however, the Maturity Date will automatically be extended by one (1) additional period of thirty (30) days, until June 14, 2018. In addition, Shift8 entered into a Security Agreement, whereby Shift8 Agreed to pledge one third of the outstanding shares of T3, the secured interest will continue until the principal balance is paid in full. Furthermore, a late fee of $3,000 per calendar week will be accessed beginning on May 15, 2018 and will continue until he principal balance is paid in full. We are currently in negotiations with the lender to extend the maturity date, and we are currently paying a $3,000 per week late fee.

On April 30, 2018, Shift8 Networks, Inc. ("Shift8"), a subsidiary of Digerati Technologies, Inc. entered into a credit facility under a promissory note of $500,000, interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month and a maturity date of April 30, 2020. Collateralized by Shift8 and T3's accounts receivables and with an effective annual interest rate of prime plus 5.25%, adjusted quarterly on the first day of each calendar quarter. However, the rate will never be less than 9.50% per annum. In the event of default, the interest rate will be the maximum nonusurious rate of interest per annum permitted by whichever of applicable United States federal law or Louisiana law permits the higher interest rate. Shift8 agreed to pay the lender a commitment fee of 1.00% upon payment of the first interest payment under the credit facility and 1.00% on the first anniversary of the credit facility. In addition, Shift8 agreed to pay a monitoring fee of 0.33% of the credit facility, payable in arrears monthly. Shift8 also agreed to pay an over-advance fee of 3.00% of the amount advanced in excess of the borrowing base or maximum amount of the credit facility, payable in arrears monthly. Shift8 is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, 2) A fixed charge coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, and 3) A tangible net worth, at all times of at least $100,000.

On April 27, 2018, Shift8 entered into a promissory note for $348,000 with an effective annual interest rate of 12% and a maturity date of June 27, 2018. With a principal payment of $200,000 due on May 31, 2018 and a principal payment of $150,000 due on June 27, 2018. The promissory note is secured by a Pledge and Security Agreement, whereby Shift8 agreed to pledge the cash on hand at one of the bank accounts owned by T3 until the principal payment is paid in full. In conjunction with the Notes, the Company issued 3-year warrants to purchase 400,000 shares of common stock each at an exercise price of $0.15 per share. At time of issuance the company recognized approximately $117,000 in warrant expense using Black-Scholes valuation. In June 2018, Shift8 in accordance to the terms of the promissory note made a principal payment of $200,000.

NOTE 13 – SUBSEQUENT EVENTS

Promissory Notes

On May 1, 2018, Shift8 Technologies, Inc. ("Shift8") entered into a promissory note for $525,000 with an effective annual interest rate of 8% and a maturity date of April 30, 2020. With a principal payment of $100,000 due on June 1, 2018 and a principal payment of $280,823 due on April 30, 2020. Payment are based on a 60-month repayment schedule. The promissory note is secured by a Pledge and Escrow Agreement, whereby Shift8 agreed to pledge 51% of the securities owned in T3 until the principal payment is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share. At time of issuance the company recognized approximately $20,000 in warrant expense using Black-Scholes valuation. In June 2018, Shift8 in accordance to the terms of the promissory note made a principal payment of $100,000.

On May 1, 2018, Shift8 Technologies, Inc. ("Shift8") entered into a Stock Purchase Agreement ('SPA"), whereby in an exchange for $250,000, Shift8 agreed to sell to the buyer 199,900 shares of common stock equivalent to 19.99% of the issued and outstanding common share of Shift8 Technologies, Inc.

On May 1, 2018, Shift8 entered into a promissory note for $275,000 with an effective annual interest rate of 0% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by Shift8 in T3, the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share.

On May 1, 2018, Shift8 entered into a promissory note for $150,000 with an effective annual interest rate of 3% and a maturity date of May 7, 2018. On May 4, 2018 the promissory note was paid in full.

Convertible Promissory Note

On May 30, 2018, the Company entered into a securities purchase agreement with Firstfire Global Opportunities Fund, LLC, a Delaware limited liability company (“Firstfire”). Under the agreement, we issued Firstfire a $305,556 principal amount of a convertible promissory note for a cash purchase price of $275,000 ( “Promissory note"), bearing interest at a rate of 6% per annum, with maturity on the first anniversary of the date of issuance. The Company paid Firstfire $2,500 for legal and compliance fees. The Company recorded the legal fees and other cost for a total of $30,400 as a discount to the Promissory note and they will be amortized over the term to interest expense. In connection with the execution of the securities purchase agreement, we issued 125,000 shares of our common stock to Firstfire as a commitment fee. At issuance, the Company recognized a non-cash expense for $58,750 for the market value of the shares issued to Firstfire.

The Promissory note provides Firstfire with the option to convert at any time on or after the 180th calendar day after the issue date, to convert all or any portion of the then outstanding and unpaid principal amount and interest under the Promissory note into shares of Common Stock of the Company at a conversion price for each share of Common Stock equal to the lower of (i) $0.50 (the "Fixed Conversion Price") , or (ii) 65% of the lowest closing bid price of the Company’s Common Stock during the twenty (20) consecutive trading day period immediately preceding the trading day that the Company receives a Notice of Conversion (the “Alternate Conversion Price”)

The Company may Prepay at any time prior to the 180th calendar day after the funding of the Promissory note all or part of the outstanding principal balance, with the exception of any portion thereof which is the subject of a previously-delivered notice of conversion, prior to the maturity date for an amount equal to: (i) if the prepayment date is 90 days or less from the date of issuance, 105% of the sum of the principal amount to be prepaid plus accrued interest, if any; (ii) if the prepayment date is greater than or equal to 91 days from the date of issuance and less than or equal to 120 days from the date of issuance, 110% of the sum of the principal amount to be prepaid plus accrued interest, if any; (iii) if the prepayment date is greater than or equal to 121 days from the date of issuance and less than or equal to 180 days from the date of issuance, 115% of the sum of the principal amount to be prepaid plus accrued interest, if any.

In the event of default, the note shall become immediately due and paid in full in an amount (the “Default Amount”) equal to the principal amount then outstanding plus accrued interest through the date of full repayment multiplied by 150%. The holder may, at its sole discretion, determine to accept payment part in Common Stock and part in cash.

The Company analyzed the Promissory note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. Therefore, as of the date of the Promissory note, the company recognized a debt discount of $305,556 and recorded a $227,243 charge to noncash interest expense. In addition, the Company recognized $499,743 in derivative liability as of the date of the Promissory note.

Equipment Financing Agreement

In May 2018, the Company acquired various servers under an equipment financing agreement (the “Financing Agreement”) in the principal amount of $37,196, with 36 monthly principal and interest payments of $1,174, and 8.50% implied interest rate. The Financing Agreement is secured by the equipment.

Employee Stock Options

In May 2018, the Company granted 420,000 stock options to purchase common shares to various employees with an exercise price of $0.45 per share and a term of 5 years. The options vest equally over a period of three (3) years. The options have a fair market value of $160,200.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	162.72%
Risk-free interest rate	2.78%
Expected term	5.0 years

Other Matters

On May 31, 2018, the Company issued an aggregate of 40,000 shares of common stock for $20,000 and 3-year warrants to purchase 7,500 shares of common stock at an exercise price of $0.50 per share.

On June 7, 2018, the Company issued an aggregate of 40,000 shares of common stock for $20,000 and 3-year warrants to purchase 7,500 shares of common stock at an exercise price of $0.50 per share.

Business Acquisition

On May 2, 2018, the Company closed on the Merger Agreement with T3 Communications, Inc. to increase its customer base and obtain higher efficiency of its existing infrastructure. Upon closing, all extension fees of $1,495,000 were credited towards the purchase price.

The total purchase price was $3,211,945, the acquisition was accounted for under the purchase method of accounting, with the Company identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by the Company was allocated to cash, customer contracts acquired, current assets, property plant and equipment and assumed payables based on their estimated fair values as of May 2, 2018. Allocation of the purchase price is preliminary and based on the best estimates of management.

The following information summarizes the allocation of the fair values assigned to the assets and liabilities at the purchase date. The allocation of fair values is preliminary and is subject to change in the future during the measurement period.

(in thousands)
T3

Cash	$250
Accounts receivable	323
Intangible assets and Goodwill	2,569
Property and equipment, net	568
Other Assets	329

Total identifiable net assets	$4,039

Less: liabilities assumed	(827)

Total Purchase price	$3,212

The Company incurred approximately $160,000 in costs associated with the acquisition. These included legal, and accounting. The Company expensed these cost during the nine months ended April 30, 2018.

Proforma

The following schedule contains pro-forma consolidated balance sheet as of April 30, 2018 and the results of operations for the nine months ended April 30, 2018 and 2017 as if the acquisition occurred on August 1, 2016. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on August 1, 2016, or of results that may occur in the future.

	As of April 30, 2018
	As Reported	Adds	Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$727	$(353)	$374
Accounts receivable	8	323	331
Other current assets	37	329	366
Escrow Deposits related to acquisition	1,495	(1,495)	-
Total current assets	$2,267	$(1,196)	$1,071
LONG-TERM ASSETS:
Intangible assets, net	268	2,569	2,837
Property and equipment, net	85	568	653

Total assets	$2,620	$1,941	$4,561

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable & accrued liabilities	$1444	$741	$2,185
Current debt net of discount	1,530	1,200	2,730
Other long term liabilities	547	-	547
Long term debt	500	-	500

Total liabilities	4,021	1,941	5,962

Total stockholders' deficit	(1,401)	-	(1,401)

Total liabilities and stockholders' deficit	$2,620	$1,941	$4,561

	Nine months ended April 30,
	As 2018		As 2017
	Reported	Pro Forma	Reported	Pro Forma
Revenue	$403	$4,247	$137	$3,995
Income (loss) from operations	(2,452)	(2,236)	(1,556)	(1,367)
Net income (loss)	$(2,547)	$(2,425)	$(1,556)	$(1,676)
Earnings (loss) per common share-Basic and Diluted	$(0.26)	$(0.25)	$(0.26)	$(0.28)

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

In May 2017, Shift8 and T3 Acquisition, Inc., a Florida corporation (“Acquisition Sub”), and newly formed wholly owned subsidiary of Shift8, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with T3 Communications, Inc., a Florida corporation (“T3”). The Merger Agreement provides that, upon the terms and subject to the conditions thereof, the Acquisition Sub will be merged with and into T3, with T3 continuing as the surviving corporation and as a wholly owned subsidiary of Shift8. On May2, 2018, the Company completed the acquisition of T3 Telecommunications, Inc., an established UCaaS provider serving a high-growth corridor in Southwest Florida.

During the period ended April 30, 2018, we have raised $280,000 through the issuance of 560,000 shares of Digerati common stock and three-year warrants to purchase up to 105,000 shares of common stock at an exercise price of $0.50 per share.

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

Results of Operations

Three Months ended April 30, 2018 Compared to Three Months ended April 30, 2017

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $146,000, or 292%, from the quarter ended April 30, 2017 to the quarter ended April 30, 2018. The increase in revenue between periods is primarily attributed to the acquisition of the customer base from Synergy Telecom, which resulted in an increase in monthly recurring services revenue. Hosted services include the following, fully hosted IP/PBX services, IP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $67,000, from the quarter ended April 30, 2017 to the quarter ended April 30, 2018. The increase in cost of services is as a result of the increase in variable cost associated with the increase in revenue as part of our recent acquisition, the increase in cost related to additional bandwidth added to our network and the increase in additional hardware/devices deployed for our Value-Added Resellers ("VAR's").

Loss on disposal of unproven oil and gas properties. The Company reported a loss on disposal of unproven oil and gas properties of $248,000 for the three months ended April 30, 2017 compared to a loss on disposal of assets $0 for the three months ended April 30, 2018. During the period ended April 30, 2017 the Company terminated its investment in the oil and gas properties and recognized an impairment loss of $248,000 for the total capitalized investment amount.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $100,000, or 43%, from the quarter ended April 30, 2017 to the quarter ended April 30, 2018. The increase is primarily attributed the increase in number of employees and associated salaries as part of the acquisition of Synergy Telecom. The increase was slightly offset by the reduction in cash compensation to the Company's management team, the reduction in cash compensation was realized during the three months ended April 30, 2018.

Stock Compensation Expense. Stock compensation expense increased by $303,000, or 594%, from the quarter ended April 30, 2017 to the quarter ended April 30, 2018. The increase is primarily attributed to the recognition of stock option expense of $82,000 associated to the stock options granted to various employees during FY2018. In addition, during the three months ended April 30, 2018 the Company recognized $271,000 in warrant expense for warrants issued in conjunction with various promissory notes associated with the acquisition of T3 in May 2018.

Legal and professional fees. Legal and professional fees increased by $29,000 from the quarter ended April 30, 2017 to the quarter ended April 30, 2018. The increase is attributed to professional and legal expenses incurred related to the professionals conducting the due diligence on the acquisition of T3 Communications, Inc.

Depreciation and amortization. Depreciation and amortization increased by $46,000 from the quarter ended April 30, 2017 to the quarter ended April 30, 2018. The increase is attributed to the amortization of capitalized intangible assets associated with the non-compete and customer relationship attributed to the acquisition of Synergy's assets.

Operating loss. The Company reported an operating loss of $714,000 for the three months ended April 30, 2018 compared to an operating loss of $563,000 for the three months ended April 30, 2017. The increase in operating loss between periods is primarily due to the increase of $29,000 in legal and professional fees, the increase of $303,000 in stock compensation expense and the increase of $100,000 in SG&A. The increase was partially offset between periods by the increase in gross margin of $79,000 and the loss from disposal of oil and gas properties in the period ended April 20, 2017.

Other income (expense). Other income (expense) improved by $5,000 from the quarter ended April 30, 2017 to the quarter ended April 30, 2018. The primary reason for the improvement in other income (expenses) is attributed to the recognition of $47,000 in a gain on derivative instruments, we are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market. The increase was offset by the recognition of $41,000 in interest expense from the amortization of debt discount during the period ended April 30, 2018.

Net loss attributed to Digerati Technologies, Inc. Net loss attributed to Digerati Technologies, Inc. increased by $146,000 or 26%, from the quarter ended April 30, 2017 to the quarter ended April 30, 2018. The increase in net loss is primarily attributed to the increase of $29,000 in legal and professional fees, the increase of $303,000 in stock compensation expense, the increase of $100,000 in SG&A expenses and the increase in depreciation and amortization of $46,000. The increase in net loss was offset by the improvement between periods in gross margin of $79,000 and the loss from disposal of oil and gas properties in the period ended April 30, 2017.

Nine Months ended April 30, 2018 Compared to Nine Months ended April 30, 2017

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $266,000, or 194%, from the nine months ended April 30, 2017 to the nine months ended April 30, 2018. The increase in revenue between periods is primarily attributed to the acquisition of the customer base from Synergy Telecom, which resulted in an increase in monthly recurring services revenue. Hosted services include the following, fully hosted IP/PBX services, IP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, SIP trunking and multiple other IP/PBX features in a hosted environment.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $143,000, from the nine months ended April 30, 2017 to the nine months ended April 30, 2018. The increase in cost of services is as a result of the increase in variable cost associated with the increase in revenue as part of our recent acquisition, the increase in cost related to additional bandwidth added to our network and the increase in additional hardware/devices deployed for our Value-Added Resellers ("VAR's").

Loss on disposal of unproven oil and gas properties. The Company reported a loss on disposal of unproven oil and gas properties of $248,000 for the nine months ended April 30, 2017 compared to a loss on disposal of assets $0 for the nine months ended April 30, 2018. During the period ended April 30, 2017 the Company terminated its investment in the oil and gas properties and recognized an impairment loss of $248,000 for the total capitalized investment amount.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $82,000, or 11%, from the nine months ended April 30, 2017 to the nine months ended April 30, 2018. The increase is primarily attributed the increase in number of employees and associated salaries as part of the acquisition of Synergy Telecom. The increase was slightly offset by the reduction in cash compensation to the Company's management team, the reduction in cash compensation was realized during the period ended April 30, 2018.

Stock Compensation and Warrant Expense. Stock compensation expense increased by $902,000, or 212%, from the nine months ended April 30, 2017 to the nine months ended April 30, 2018. The increase is primarily attributed to the recognition of stock option expense of $205,000 associated to the stock options granted to various employees, in addition to the stock compensation expense of $226,000 associated with the Profit Sharing Plan contribution, stock compensation expense of $155,000 for the stock issued in lieu of cash to the Company's management team and stock compensation expense of $179,000 for the stock issued for services to various professionals. In addition, during the nine months ended April 30, 2018 the Company recognized $563,000 in warrant expense for warrants issued to various professionals and warrants issued in conjunction with various promissory notes associated with the T3 acquisition that closed in May 2018.

Legal and professional fees. Legal and professional fees increased by $207,000 from the nine months ended April 30, 2017 to the nine months ended April 30, 2018. The increase is attributed to professional and legal expenses incurred related to the professionals conducting the due diligence on the T3 Communications acquisition.

Depreciation and amortization. Depreciation and amortization increased by $76,000 from the period ended April 30, 2017 to the period ended April 30, 2018. The increase is attributed to the amortization of capitalized intangible assets associated with the non-compete and customer relationship attributed to the acquisition of Synergy's assets.

Operating loss. The Company reported an operating loss of $2,452,000 for the nine months ended April 30, 2018 and an operating loss of $1,556,000 for the nine months ended April 30, 2018. The increase in operating loss between periods is primarily due to the increase of $207,000 in legal and professional fees, the increase of $902,000 in stock compensation expense and the increase of $82,000 in SG&A. The increase was offset between periods by the increase in gross margin of $123,000 and the loss from disposal of oil and gas properties in the period ended April 30, 2017.

Other income (expense). Other income (expense) increased by $95,000, or 100% from the nine months ended April 30, 2017 to the nine months ended April 30, 2018. The primary reason for the increase in other income (expenses) is attributed to the recognition of interest / accretion expense of $250,000 related to the adjustment to the present value of a convertible debenture. The increase we offset by the recognition of $155,000 in a gain on derivative instruments, we are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market.

Net loss attributed to Digerati Technologies, Inc. Net loss attributed to Digerati Technologies, Inc. increased by $991,000 or 64%, from the nine months ended April 30, 2017 to the nine months ended April 30, 2018. The increase in operating loss between periods is primarily due to the $207,000 increase in legal and professional fees, the increase of $902,000 in stock compensation expense and the increase of $82,000 in SG&A expenses. The increase was offset between periods by the increase in gross margin of $123,000 and the recognition of $155,000 in a gain on derivative instruments, we are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market and the loss from disposal of oil and gas properties in the period ended April 30, 2017.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $727,000 as of April 30, 2018. Net cash consumed by operating activities during the period ended April 30, 2018 was approximately $2,338,000, primarily as a result of operating losses and advances of $1,495,000 into escrow for the acquisition of T3 Communications, Inc. Additionally, we had an increase of $7,000 in accounts receivables, had an increase in prepaid expenses and other assets of $28,000 and an increase in accounts payable and accrued liabilities for $221,000.

Cash used in investing activities during the period ended April 30, 2018 was $125,000 which was paid towards the acquisition of Synergy Telecom.

Cash provided by financing activities during the period ended April 30, 2018 was $2,517,000, the Company secured $360,000 from various accredited investors through the issuance of 720,000 restricted common shares with a price of $0.50 per share and 135,000 warrants with an exercise price of $0.50 per share. In addition, the Company secured $159,600, net of discounts under a convertible debenture and the Company secured $2,233,000 from various promissory notes, offset by repayment of principle of $235,000. Overall, our net operating, investing and financing activities during the period ended April 30, 2018 consumed approximately $54,000 of our available cash.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2018 we anticipate reducing fixed costs, professional fees and general expenses, in addition, certain members of our management team have taken a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to invest in a new marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers to tap into new sources of revenue streams, we have also secured various agent agreements to accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services, as a result during the due diligence process we anticipate incurring significant legal and professional fees. On May 2, 2018, the Company acquired T3 Communications, Inc., a leading provider of cloud communication and broadband solutions in Southwest Florida. The acquisition of T3 will allow the Company to accelerate its revenue growth and expand into new markets.

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

Our current cash expenses are expected to be approximately $95,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of April 30, 2018, our total liabilities were approximately $4,021,000, which included $398,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations during Fiscal 2018. We used proceeds from the FirstFire financing to pay existing notes and we anticipate raising additional debt financing to meet our working capital needs.

In March 2018, the Company raised $80,000 through the issuance of 160,000 shares of common stock and three-year warrants to purchase 30,000 shares of common stock at $0.50 per share.

Digerati’s consolidated financial statements for the period ending April 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $80,184,000 and a working capital deficit of approximately $707,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended April 30, 2018, our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO") evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

In March, 2018, the Company issued an aggregate of 160,000 shares of common stock for $80,000 and 3-year warrants to purchase 15,000 shares of common stock at an exercise price of $0.50 per share.

In May, 2018, the Company issued an aggregate of 40,000 shares of common stock for $20,000 and 3-year warrants to purchase 7,500 shares of common stock at an exercise price of $0.50 per share.

In May 2018, the Company granted 420,000 stock options to purchase common shares to various employees with an exercise price of $0.45 per share and a term of 5 years. The options vest equally over a period of three (3) years. The options have a fair market value of $160,200.

In May, 2018, the Company issued FirstFire a convertible promissory note and the disclosure regarding such note is set forth in Part II, Item 5 of this Form 10-Q, and is incorporated herein.

In June, 2018, the Company issued an aggregate of 40,000 shares of common stock for $20,000 and 3-year warrants to purchase 7,500 shares of common stock at an exercise price of $0.50 per share.

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

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information.

On May 30, 2018, the Company entered into a securities purchase agreement with Firstfire Global Opportunities Fund, LLC, a Delaware limited liability company (“Firstfire”). Under the agreement, we issued Firstfire a $305,556 principal amount of a convertible promissory note for a cash purchase price of $275,000 ( “Promissory note"), bearing interest at a rate of 6% per annum, with maturity on the first anniversary of the date of issuance. The Company paid Firstfire $2,500 for legal and compliance fees. The Company recorded the legal fees and other cost for a total of $30,400 as a discount to the Promissory note and they will be amortized over the term to interest expense. In connection with the execution of the securities purchase agreement, we issued 125,000 shares of our common stock to Firstfire as a commitment fee. At issuance, the Company recognized a non-cash expense for $58,750 for the market value of the shares issued to Firstfire.

The Promissory note provides Firstfire with the option to convert at any time on or after the 180th calendar day after the issue date, to convert all or any portion of the then outstanding and unpaid principal amount and interest under the Promissory note into shares of Common Stock of the Company at a conversion price for each share of Common Stock equal to the lower of (i) $0.50 (the "Fixed Conversion Price") , or (ii) 65% of the lowest closing bid price of the Company’s Common Stock during the twenty (20) consecutive trading day period immediately preceding the trading day that the Company receives a Notice of Conversion (the “Alternate Conversion Price”)

The Company may Prepay at any time prior to the 180th calendar day after the funding of the Promissory note all or part of the outstanding principal balance, with the exception of any portion thereof which is the subject of a previously-delivered notice of conversion, prior to the maturity date for an amount equal to: (i) if the prepayment date is 90 days or less from the date of issuance, 105% of the sum of the principal amount to be prepaid plus accrued interest, if any; (ii) if the prepayment date is greater than or equal to 91 days from the date of issuance and less than or equal to 120 days from the date of issuance, 110% of the sum of the principal amount to be prepaid plus accrued interest, if any; (iii) if the prepayment date is greater than or equal to 121 days from the date of issuance and less than or equal to 180 days from the date of issuance, 115% of the sum of the principal amount to be prepaid plus accrued interest, if any.

In the event of default, the note shall become immediately due and paid in full in an amount (the “Default Amount”) equal to the principal amount then outstanding plus accrued interest through the date of full repayment multiplied by 150%. The holder may, at its sole discretion, determine to accept payment part in Common Stock and part in cash.

Item 6. Exhibits

Exhibit

Number	Exhibit Title

10.1	Securities Purchase Agreement with Firstfire Global Opportunities Fund, LLC dated May 30, 2018.

10.2	Senior Convertible Promissory Note issued to Firstfire Global Opportunities Fund, LLC dated May 30, 2018.

10.3	Stock Purchase Agreement with ITN Partners, LLC dated April 30, 2018.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: June 14, 2018	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: June 14, 2018	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

