Form 10-K
period 2018-07-31
Digerati Technologies, Inc.
filed 2018-11-16
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $5,107,106 based on the closing price of $0.39 per share on January 31, 2018, as reported on the over-the-counter bulletin board.

There were 13,095,143 shares of issuer’s Common Stock outstanding as of November 12, 2018

i

PART I

ITEM 1.	BUSINESS.

Overview

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” “Company” or “Digerati”), through its operating subsidiaries, Shift8 Networks, Inc., dba Synergy Telecom (“Shift8”) and T3 Communications, Inc. (“T3”), provides cloud services specializing in Unified Communications as a Service (“UCaaS”) solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, and cloud WAN solutions. Our services are designed to provide enterprise-class, carrier-grade services to the small-to-medium-sized business ("SMB") at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted IP/PBX, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™.

As a provider of cloud communications solutions to the SMB, we are seeking to capitalize on the migration by businesses from the legacy telephone network to the Internet Protocol (“IP”) telecommunication network and the migration from hardware-based on-premise telephone systems to software-based communication systems in the cloud. Most SMBs are lagging in technical capabilities and advancement and seldom reach the economies of scale that their larger counterparts enjoy, due to their achievement of a critical mass and ability to deploy a single solution to a large number of workers. SMBs are typically unable to afford comprehensive enterprise solutions and, therefore, need to integrate a combination of business solutions to meet their needs. Cloud computing has revolutionized the industry and opened the door for businesses of all sizes to gain access to enterprise applications with affordable pricing. This especially holds true for cloud telephony applications, but SMBs are still a higher-touch sale that requires customer support for system integration, network installation, cabling, and troubleshooting. We have placed a significant emphasis on that “local” touch when selling, delivering, and supporting our services which we believe will differentiate us from the national providers that are experiencing high attrition rates due to poor customer support model.

The adoption of cloud communication services is being driven by the convergence of several market trends, including the increasing costs of maintaining installed legacy communications systems, the fragmentation resulting from use of multiple on-premise systems, and the proliferation of personal smartphones used in the workplace. Today, businesses are increasingly looking for an affordable path to modernizing their communications system to improve productivity, business performance and customer experience.

Our cloud solutions offer the SMB reliable, robust, and full-featured services at affordable monthly rates that eliminates high-cost capital expenditures and provides for integration with other cloud-based systems.

Recent Developments

On December 1, 2017, Shift8 Technologies, Inc., a Nevada corporation (“Shift8”), a wholly owned subsidiary of Digerati Technologies, Inc., a Nevada corporation (the “Company”), and Synergy Telecom, Inc., a Texas corporation ("Synergy"), closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy.

On May2, 2018, Shift8 completed the acquisition of T3 Communications, Inc., an established UCaaS and Internet broadband provider serving a high-growth corridor in Southwest Florida.

During the year ended July 31, 2018, we have raised $480,000 through the issuance of 960,000 shares of Digerati common stock and three-year warrants to purchase up to 180,000 shares of common stock at an exercise price of $0.50 per share.

Products and Services

We provide a comprehensive suite of Internet-based communication services to meet the global needs of businesses that are seeking simple, flexible, and cost-effective communication solutions. Our Internet-based services include fully hosted IP/PBX services, SIP trunking, call center applications, interactive voice response auto attendant, voice and web conferencing, call recording, simultaneous calling, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and multiple customized IP/PBX features in a hosted or cloud environment. Our services, known as UCaaS or cloud communications, are specifically designed for the needs of the small to medium-sized business, enterprise customers, call centers, and telephony service providers that do not have the scale or expertise necessary to deploy their own cloud telephony infrastructure.

Through our recent acquisitions, we have enhanced our product portfolio with the addition of enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, and Ethernet over copper. Other services include remote network monitoring, data backup and disaster recovery. The addition of these new products and services allows us to increase our value-proposition through product bundles that go beyond the voice application and to serve as a one-stop-shop for business customers seeking a comprehensive voice and data solution.

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

Packet switching can be used within a data network or across networks, including the public Internet. The Internet itself is not a single data network owned by any single entity, but rather a loose interconnection of networks belonging to many owners that communicate using the Internet Protocol. By converting voice signals to digital data and handling the voice signals as data, it can be transmitted through the more efficient switching networks designed for data transmissions and through the Internet using the Internet Protocol. The transmission of voice signals as digitalized data streams over the Internet is known as Voice over Internet Protocol or “VoIP”. A VoIP network has the following advantages over traditional networks:

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

The growth of voice over the Internet was limited in the past due to poor sound quality caused by technical issues such as delays in packet transmission and by bandwidth limitations related to Internet network capacity and local access constraints. However, the expansion of Internet Protocol network infrastructure, improvements in packet switching and compression technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions and resulted in superior sound quality to that of the legacy telephone network.

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

Strategy

Our strategy is to target the small to medium-sized business market and capitalize on the wave of migration from the legacy telephone network to cloud telephony. We will continue to concentrate our sales and marketing efforts on developing vertically oriented solutions for targeted markets primarily focusing on municipalities, banking, healthcare, legal services and real estate. In addition, we will continue to partner with our distributors and Value-Added Resellers (“VARs”) to expand our customer base. Our typical VAR is an information technology services firm, traditional PBX vendor, managed service provider, or systems integrator that has established relationships with businesses in its local market. These VARs are currently providing local customer support for other IT or PBX services but lack the technology infrastructure to provide cloud communication and VoIP services to their customers. Our strategy allows these VARs to focus on their strength of providing first tier support to their customers while we provide the second and third tier technical support required to operate a cloud communication and VoIP network. In addition, we transform our VARs’ business model by introducing new cloud telephony services and adding a new and lucrative recurring revenue stream that increases the VARs’ value proposition for its current and prospective customers.

Our cloud-based technology platform enables us and our VARs to deliver enhanced voice services to their business customers. The features supported on our cloud communication platform include all standard telephone features and value-added applications such as voicemail to email, VoIP peering, teleconferencing, IVR auto attendant, and dial-by-name directory. Our system provides our customers and VARs with a migration path from a traditional PBX system to a complete cloud-based PBX solution.

Our strategic initiatives to successfully meet our long-term business objectives include:

●	A disciplined approach to evaluating additional acquisitions as we build on the foundation created by our most recent acquisitions in Texas and Florida. We will continue to target local and/or regional UCaaS/cloud telephony providers which have excelled in their market with that “local” touch when serving their business customers. We believe the experience gained in integrating products, personnel, and customers will facilitate continued growth via acquisition.

●	A continued emphasis on our UCaaS/cloud communication business which operates in a segment of the telecommunication industry that continues to experience significant growth as businesses migrate from legacy phone systems to cloud-based telephony systems.

●	Enhancements to our broadband product portfolio with an emphasis on marketing leading-edge network and business continuity solutions like cloud WAN, also known as SD-WAN (Software Defined Wide-Area Network), to our customers which we anticipate will increase average revenue per customer.

●	Implementing a total support model (pre and post sales) for building a world-class service delivery and help desk organization.

●	Emphasis on our sales distribution model that enables our VARs to offer cloud and session-based communication services to the enterprise market in various regions and industries.

●	Continue enhancing our infrastructure and back office system to streamline operations, automate key processes, and support the scalability of our VAR distribution model.

Competitive Conditions

The cloud services industry, including the provisioning of cloud communications services, cloud connectivity, cloud storage and cloud computing, as well as carrier voice and data services, is highly competitive, rapidly evolving and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new, smaller, but very agile competitors, specializing in providing service to regional and emerging markets at low margin and hence low cost, may have an impact on our market. Similarly, the business services market includes competitors who may be significantly larger and have substantially greater market presence, financial, technical, operational and marketing resources than we do, including Tier 1 carriers, cable companies and premise-based solutions providers that are implementing cloud communication services. In the event that such a competitor expends significant sales and marketing resources in one or several markets where we compete with them, we may not be able to compete successfully in those markets. Specialized cloud services providers, who focus on one or more cloud service or application, could adopt aggressive pricing and promotion practices that could impact our ability to compete. We also believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with the price reductions of our competitors. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost-effective services than ours, we may not be able to increase our revenues or capture any significant market share.

The VoIP and Internet telephony market are highly competitive. Our competitors include major telecommunications carriers in the U.S., national UCaaS providers, and numerous small cloud telephony operators. We expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, coverage, customer service, technical response times, reliability, and network size/capacity. The competitive landscape is rapidly altering the number, identity and competitiveness of the marketplace, and we are unable to determine with certainty the impact of potential consolidation in our industry.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies that could hinder our ability to market our services. We believe that our key competitive advantages are our ability to deliver reliable, high quality voice service over the Internet in a cost-effective manner, superior customers service and our VAR distribution model. We cannot provide assurances, however, that these advantages will enable us to succeed against comparable service offerings from our competitors.

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

Regulation of Internet-based Telecommunication Services in the United States

We have the necessary authority under Section 214 of the Communications Act to operate as a domestic and international carrier. We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to initiate or expand our domestic interstate operations, but we are required to obtain FCC approval to transfer control or discontinue service and are required to file various reports and pay various fees and assessments. In addition, we must offer service on a nondiscriminatory basis at just and reasonable rates and are subject to the FCC’s complaint jurisdiction. Generally, our international voice traffic is subject to minimal regulation by state and local jurisdictions.

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

As a result of the FCC’s preemption of states’ ability to regulate certain aspects of VoIP service, and a trend in state legislatures to affirmatively deregulate VoIP services for most purposes, our VoIP services are subject to relatively few state regulatory requirements aside from collection of state and local E911 fees and state Universal Service support obligations. We believe that our VoIP services are currently compliant with all applicable state requirements, and we have made and are making the required contributions to E911, state USF, and other funds. The state regulatory framework for our VoIP services continues to evolve, so we, in conjunction with our professional advisors, monitor the actions of the various state regulatory agencies and endeavor to ensure that we are in compliance with applicable state law, including any new statutes or regulations that may be passed. However, there can be no assurance that we will become aware of all applicable requirements on a timely basis, or that we will always be fully compliant with applicable rules and regulations. Should we fail to be compliant with applicable state regulations, or to file required reports with state regulatory agencies, we could be subject to fines and/or penalties.

In addition to regulations addressing Internet telephony and broadband services, other regulatory issues relating to the Internet generally could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally.

International Regulation

The regulatory treatment of Internet telephony outside of the U.S. varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony also prohibit Internet telephony. Other countries permit but regulate Internet telephony. Some countries will evaluate proposed Internet telephony service on a case-by-case basis and determine whether it should be regulated as a voice service or as another telecommunications service. In many countries, Internet telephony has not yet been addressed by legislation or regulation. Increased regulation of the Internet and/or Internet telephony providers or the prohibition of Internet telephony in one or more countries could adversely affect our business and future prospects if we decide to expand globally.

Customers and Suppliers

We rely on various suppliers to provide services in connection with our Voice over Internet Protocol ("VoIP") or Unified Communication as a Service ("UCaaS") offerings. Our customers include businesses in various industries including Healthcare, Banking, Financial Services, Legal, Real Estate, and Construction. We are not dependent upon any single supplier or customer.

During the year ended July 31, 2018, the Company did not derived a significant amount of revenue from one single customer. During the year ended July 31, 2018, the Company derived a significant amount revenue from four customers, comprising 24%, 24%, 11%, and 8% of the total revenue for the year.

As of the year ended July 31, 2018, the company derived 13% and 23% total accounts receivable from two customers. During the year ended July 31, 2017, the Company derived a significant amount of accounts receivable from three customers, comprising 37%, 27% and 14% of the total accounts receivable for the year ended July 31, 2017.

Employees

As of July 31, 2018, we had 26 employees, all of whom performed sales, operational, technical and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

ITEM 1A.	RISK FACTORS.

Not Applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable to smaller reporting companies.

ITEM 2.	PROPERTIES.

We are headquartered in San Antonio Texas and lease offices and facilities in a number of other locations. Below is a list of our primary leased offices and other facilities as of July 31, 2018.

Location	Lease Expiration Date	Annual Rent	Business Use	Approx. Sq. Ft.

1600 NE Loop 410, Suite 126, San Antonio, TX 78209	Apr-19	$27,300	Executive offices	1,453

2401 First Street, Suite 300, Ft.			Lease of network facilities and
Myers, FL 34901	Nov-20	$107,534	office space	6,800

7218 McNeail Dr, Austin, TX 78729	Aug-21	$14,222	Lease of network facilities	25

6606 Lyndon B. Johnson, Fwy., FL1, Suite 125, Dallas, TX 75240	Sep-21	$25,161	Lease of network facilities	25

9701 S. John Young Parkway, Orlando, FL 32819	May-23	$30,528	Lease of network facilities	540

We believe that our leased facilities are suitable and adequate for their intended use.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock is quoted on the OTCQB under the symbol “DTGI”. The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years, as reported by Bloomberg, LP. Price quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2017	Low	High
First Quarter	$0.17	$0.35
Second Quarter	$0.24	$0.35
Third Quarter	$0.20	$1.00
Fourth Quarter	$0.37	$0.61

Fiscal 2018	Low	High
First Quarter	$0.33	$0.55
Second Quarter	$0.29	$0.65
Third Quarter	$0.33	$0.53
Fourth Quarter	$0.33	$0.55

Holders

As of November 14, 2018, there were approximately 575 record holders of our Common Stock.

Dividends

We have not paid cash dividends on our common stock and we do not anticipate paying a dividend in the foreseeable future.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2018.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	--	-0-

Equity Compensation Plans not approved by security holders	3,415,000	$0.33	200,023

Total	3,415,000	$0.33	200,023

Sales of Unregistered Securities

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

In December 2017, the Company issued an aggregate of 500,000 shares of common stock with a market value of $175,000. The shares were issued under an Asset Purchase Agreement.

In December 2017, the Company issued an aggregate of 100,000 shares of common stock with a market value at time of issuance of $40,000. The shares were issued for consulting services.

In January 2018, the Company issued an aggregate of 250,000 shares of common stock with a market value at time of issuance of $135,000. The shares were issued under an Equity Purchase Agreement.

In March 2018, the Company issued an aggregate of 160,000 shares of common stock for $80,000 and 3-year warrants to purchase 15,000 shares of common stock at an exercise price of $0.50 per share.

In May 2018, the Company issued an aggregate of 40,000 shares of common stock for $20,000 and 3-year warrants to purchase 7,500 shares of common stock at an exercise price of $0.50 per share.

In June 2018, the Company issued an aggregate of 125,000 shares of common stock with a market value at time of issuance of $58,750. The shares were issued under a convertible note.

In June 2018, the Company issued an aggregate of 100,000 shares of common stock with a market value at time of issuance of $48,000. The shares were issued for consulting services.

In June 2018, the Company issued an aggregate of 35,575 shares of common stock with a market value at time of issuance of $15,393. The shares were issued to various professionals for consulting services.

In June 2018, the Company issued an aggregate of 40,000 shares of common stock for $20,000 and 3-year warrants to purchase 7,500 shares of common stock at an exercise price of $0.50 per share.

In July 2018, the Company issued an aggregate of 160,000 shares of common stock for $80,000 and 3-year warrants to purchase 15,000 shares of common stock at an exercise price of $0.50 per share.

In July 2018, the Company issued an aggregate of 194,000 shares of common stock with a market value at time of issuance of $93,720. The shares were issued to various professionals for consulting services.

In July 2018, the Company issued an aggregate of 130,000 shares of common stock with a market value at time of issuance of $68,900. The shares were issued under a convertible note.

In July 2018, the Company issued an aggregate of 25,000 shares of common stock with a market value at time of issuance of $13,900. The shares were issued in conjunction with a promissory note.

In July 2018, the Company issued an aggregate of 150,000 shares of common stock with a market value at time of issuance of $15,000. The shares were issued in conjunction with the exercise of warrants.

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

The following is a discussion of the consolidated financial condition and results of operations for the fiscal years ended July 31, 2018 and 2017, and should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, fiscal 2018 or 2018 refers to the year ended July 31, 2018 and fiscal 2017 or 2017 refers to the year ended July 31, 2017.

Recent Acquisitions

In December 2017, we closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy Telecom, Inc. Synergy provides UCaaS or cloud communication services to small and medium-sized business and municipalities, primarily in Texas.

In May 2018, we completed the acquisition of T3 Communications, Inc., an established UCaaS and Internet broadband provider serving a high-growth corridor in Southwest Florida.

Sources of revenue:

Cloud-based hosted Services: We provide UCaaS or cloud communication services and managed cloud-based solutions to small and medium size enterprise customers and to other resellers. Our Internet-based services include fully hosted IP/PBX services, SIP trunking, call center applications, interactive voice response auto attendant, voice and web conferencing, call recording, simultaneous calling, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and multiple customized IP/PBX features in a hosted or cloud environment. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery.

Direct Costs:

Cloud-based hosted Services: We incur bandwidth and colocation charges in connection with our UCaaS or cloud communication services. The bandwidth charges are incurred as part of the connectivity between our customers to allow them access to our various services. We also incur costs from underlying providers for fiber, Internet broadband, and telecommunication circuits in connection with our data and connectivity solutions.

Results of Operations

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $1,808,000, or 937% from fiscal 2017 to fiscal 2018. The increase in revenue between periods is primarily attributed to the increase in total customers acquired from the acquisitions of T3 Communications, Inc. and Synergy Telecom's assets. Our total number of customers increased from 66 customers at the end of FY 2017 to 622 customers at the end of FY2018. Additionally, our average monthly revenue per customer increased from $284 per month in July 2017 to $667 per month in July 2018.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $919,000, or 686%, from fiscal 2017 to fiscal 2018. The increase in cost of services between periods is primarily attributed to the additional costs arising from our acquisitions and the acquired customers. Additionally, our consolidated gross margin was 47% for the year ended July 31, 2018, as compared to 31% for the year ended July 31, 2017. The increase in gross margin between periods is attributed to a higher concentration of enterprise customers revenue, which generate a higher margin than services provided via resellers.

Loss on disposal of unproven oil and gas properties. The Company reported a loss on disposal of unproven oil and gas properties of $248,000 for the period ended July 31, 2017 compared to a loss on disposal of unproven oil and gas properties of $0 for the period ended July 31, 2018. During the period ended July 31, 2017 the Company terminated its investment in the oil and gas properties and recognized a loss of $248,000 for the total capitalized investment amount.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $649,000, or 71%, from fiscal 2017 to fiscal 2018. The increase in SG&A expenses between periods is primarily attributed to the additional salaries and other employee related expenses of approximately $404,000 attributable to the T3 Communications, Inc. acquisition and $195,000 increase in additional salaries and other related expenses attributable to the asset acquisition from Synergy Telecom.

Stock Compensation. Stock compensation expense increased by $748,000, from fiscal 2017 to fiscal 2018. The increase between periods is attributed to the recognition of $226,000 in stock compensation expense associated with the Company's contribution to the Profit Sharing Plan during FY2018, stock compensation expense recognition of stock option expense of $300,000 associated with the stock options awarded to various employees and stock compensation expense of $526,000 associated with the issuance of common stock in lieu of cash compensation to the Company's management team. The Company also recognized $186,000 in stock issuance expense associated with stock issued to various professionals for consulting services, in addition, the Company recognized $268,000 in warrant expense for warrants issued for professional services.

Legal and professional fees. Legal and professional fees increased by $200,000, or 69%, from fiscal 2017 to fiscal 2018. The increase is attributed to professional and legal expenses incurred related to the professionals conducting the due diligence on the T3 Communications acquisition.

Bad debt. Bad debt increased by $15,000 between periods. During Fiscal 2018 the Company recognized an expense of $15,000 for accounts that were deemed uncollectable.

Depreciation and amortization. Depreciation and amortization increased by $209,000, from fiscal 2017 to fiscal 2018, mainly due to increased in amortization expense and depreciation expense related to the intangible and tangible assets obtained in the acquisitions of T3 Communications Inc., and Synergy Telecom during fiscal 2018.

Operating loss. The Company reported an operating loss of $2,868,000 for the fiscal period ended July 31, 2018 compared to an operating loss of $2,184,000 for the fiscal period ended July 31, 2017. The increase in operating loss between periods is primarily due to the increase of $649,000 in SG&A, the increase of $748,000 in stock compensation expense, the increase of $200,000 in legal and professional fees, the increase of $15,000 in bad debt expense, and the increase of $209,000 in depreciation and amortization expense. The increase was offset between periods by the increase in gross margin of $889,000.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments increased by $91,000 between periods. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized a loss between periods.

Miscellaneous gain. Miscellaneous gain for the year ended July 31, 2018 was $0 compared to $2.6 Million miscellaneous gain for the period ended July 31, 2017. The miscellaneous gain was a result of a tax refund received in July 2015 and previously recorded by the Company as an accrued liability until such time as it could determine the proper accounting. During fiscal 2017, management determined that the Company was the legal owner of the refund and, therefore, recorded the miscellaneous gain.

Income tax benefit. During the year ended July 31, 2018, the Company recognized an income tax benefit of $118,000. The primary reason for the income tax benefit is due to the offset of the deferred tax assets and the deferred tax liability assumed as part of the acquisition of T3 Communications Inc.

Interest expense. Interest income (expense) increased by $379,000 from the fiscal period ended July 31, 2017 to the period ended July 31, 2018. The primary reason for the increase in interest expenses is attributed to the recognition of non-cash interest / accretion expense of $278,000 related to the adjustment to the present value of various convertible notes and debentures. Additionally, the company recognized $143,000 in interest expense for cash interest payments on various promissory notes. In addition, the Company recognized an adjustment to interest expense for $57,000 for a previously accrual for interest.

Net income (loss). Net loss for the year ended July 31, 2018 was $3,220,000 compared to a net income for the period ended July 31, 2017 of $439,000. The increase in net loss between periods is primarily due to the increase of $649,000 in SG&A, the increase of $748,000 in stock compensation expense, the increase of $200,000 in legal and professional fees, the increase of $15,000 in bad debt expense, the increase of $209,000 in depreciation and amortization expense and the increase of $2,975,000 in other income (expense). The increase was offset between periods by the increase in gross margin of $889,000.

Noncontrolling interest. As a result of the noncontrolling interest sold during the fiscal period ended July 31, 2018, the consolidated entity recognized a gain on noncontrolling interest of $57,000 for the year. In addition, the noncontrolling interest is presented as a separate line item in the Company's stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati's shareholders. Net loss for the year ended July 31, 2018 was $3,163,000 compared to a net income for the period ended July 31, 2017 of $439,000. The increase in net loss between periods is primarily due to the increase of $649,000 in SG&A, the increase of $748,000 in stock compensation expense, the increase of $200,000 in legal and professional fees, the increase of $15,000 in bad debt expense, the increase of $209,000 in depreciation and amortization expense. The increase was offset between periods by the increase in gross margin of $889,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $388,000 as of July 31, 2018. Net cash consumed by operating activities during the period ended July 31, 2018 was approximately $985,000, primarily as a result of operating expenses, that included $1,521,000 in stock compensation and warrant expense. Additionally, we had an increase of $181,000 in accounts payable, increase in accrued expenses of $120,000, increase in accounts receivables of $56,000, these increases were slightly offset by the decrease in deferred income of $61,000 and a decrease in prepaid expenses and other current assets of $18,000.

Cash used in investing activities during the period ended July 31, 2018 was $1,538,000, which included $1,788,000 of cash paid in the acquisition all customers from Synergy Telecom and the acquisition of T3 Communications, Inc. Additionally, the Company received $250,000 from the sale of a noncontrolling interest in its operating subsidiary.

Cash provided by financing activities during the period ended July 31, 2018 was $2,238,000, the Company secured $480,000 from various accredited investors through the issuance of 960,000 restricted common shares with a price of $0.50 per share and 180,000 warrants with an exercise price of $0.50 per share. Additionally, the Company secured $15,000 from the exercise of 150,000 warrants with an exercise price of $0.10 per share. In addition the Company secured $890,000 from 3rd party promissory notes, $525,000from related party notes and $1,397,000 from convertible notes. In addition, the Company made principal payments of $815,000 on promissory notes, $131,000 on principal payments on related notes, $120,000 in principal payments on convertible notes, and $3,000 in principal payments on financing leases. Overall, our net operating, investing and financing activities during the period ended July 31, 2018 consumed approximately $285,000 of our available cash.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2019 we anticipate reducing fixed costs and general expenses, in addition, certain members of our management team have taken a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to invest in a new marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers to tap into new sources of revenue streams, we have also secured various agent agreements to accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result during the due diligence process we anticipate incurring significant legal and professional fees. During the third quarter of fiscal 2018, the Company acquired T3 Communications, Inc., a leading provider of cloud communication and Internet broadband solutions in Southwest Florida. The acquisition of T3 will allow the Company to accelerate its revenue growth and expand into new markets.

Management believes that current available resources will not be sufficient to fund the Company’s operations over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

Our current cash expenses are expected to be approximately $95,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of July 31, 2018, our total liabilities were approximately $5,559,000, which included $632,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations during Fiscal 2019. We used proceeds secured from the convertible debentures to pay existing notes and we anticipate raising additional debt financing to meet our working capital needs.

During Fiscal 2018, the Company raised $480,000 through the issuance of 960,000 shares of common stock and three-year warrants to purchase 180,000 shares of common stock at $0.50 per share.

Digerati’s consolidated financial statements for the period ending July 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $80,800,000 and a working capital deficit of approximately $3,722,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

Critical Accounting Policies

Revenue Recognition. We derive our revenue from UCaaS or cloud communication services and managed cloud-based services. Our services include fully hosted IP/PBX services, SIP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, disaster recovery services and multiple customized IP/PBX features in a hosted or cloud environment. Revenue is recognized when persuasive evidence of an arrangement exists, service or network capacity has been provided, the price is fixed or determinable, collectability is reasonably assured and there are no significant obligations remaining.

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

During Fiscal 2019, the Company anticipates adoption FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company will adopt the standard effective August 1, 2018.

Goodwill, Intangible Assets, and Long-Lived Assets. Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at July 31, 2018 and 2017 and determined that there was no impairment.

The fair value of the Company’s reporting unit is dependent upon the Company’s estimate of future cash flows and other factors. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from the Company’s market capitalization plus a suitable control premium at date of the evaluation.

The financial and credit market volatility directly impacts the Company’s fair value measurement through the Company’s weighted average cost of capital that the Company uses to determine its discount rate and through the Company’s stock price that the Company uses to determine its market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded.

The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.

Business combinations. Each investment in a business is being measured and determined whether the investment should be accounted for as a cost-basis investment, an equity investment, a business combination or a common control transaction. An investment in which the Company do not have a controlling interest and which the Company is not the primary beneficiary but where the Company has the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, the Company records the assets acquired and liabilities assumed at the management’s estimate of their fair values on the date of the business combination. The assessment of the estimated fair value of each of these can have a material effect on the reported results as intangible assets are amortized over various lives. Furthermore, according to ASC 805-50-30-5, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

Stock-based compensation. In June 2018 FASB adopted the Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This update simplifies the accounting for non-employee share-based payment transactions by expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. The Company adopted the updated standard as of May 1, 2018, adopting this guidance did not have a material effect on its consolidated financial statements. During fiscal 2017 and 2018, the Company issued 1,003,970 common shares and 2,213,512 common shares, respectively to various employees as part of our profit sharing-plan contribution and stock in lieu of cash. At the time of issuance during fiscal 2017 and 2018 we recognized stock-based compensation expense of approximately $241,000 and $1,240,000, respectively equivalent to the market value of the shares issued calculated based on the share's closing price at the grant dates.

Derivative financial instruments. Digerati does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, Digerati analyzes its convertible instruments and free-standing instruments such as warrants for derivative liability accounting.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date. Any changes in fair value is recorded as non-operating, non-cash income or expense for each reporting period. For derivative notes payable conversion options Digerati uses the Black-Scholes option-pricing model to value the derivative instruments.

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

Sequencing Policy

In January 2018, as a result of entering into a convertible debenture which contained a variable conversion feature with no floor, we adopted a sequencing policy in accordance with ASC 815-40-35-12 The Company retrospectively is adopting the sequencing policy so all warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor are sequenced by issue date thus excluded from derivative consideration.

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

Our derivative liabilities as of July 31, 2018 and 2017 of $632,000 and $0, respectively, were valued using Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2017	$-
Derivative discount - convertible debt	541,000
Derivative loss	91,000
Balance at July 31, 2018	$632,000

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Digerati Technologies, Inc.

San Antonio, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Digerati Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of July 31, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2018.
Houston, Texas
November 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Digerati Technologies, Inc.

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Digerati Technologies, Inc. and its subsidiaries (collectively, “Digerati”) as of July 31, 2017 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. Digerati Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digerati as of July 31, 2017 and the consolidated results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP
Houston, Texas

December 13, 2017

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31,	July 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$388	$673
Accounts receivable, net	229	15
Prepaid and other current assets	124	9

Total current assets	741	697

LONG-TERM ASSETS:
Intangible assets, net	3,046	14
Property and equipment, net	713	2
Other assets	59	-

Total assets	$4,559	$713

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,177	$859
Accrued liabilities	893	365
Current portion of capital lease obligations	30	-
Convertible note payable, current, net $187 and $0, respectively	585	-
Note payable, current, related party	126	-
Note payable, current	725	-
Convertible note payable, current, net $273 and $0, respectively	33	-
Deferred income	262	-
Derivative liability	632	-
Total current liabilities	4,463	1,224

LONG-TERM LIABILITIES:
Convertible debenture, net $273 and $0, respectively	27	-
Notes payable, related party, net $38 and $0, respectively	505	-
Deferred income	-	131
Note payable	500	-
Obligations under capital leases	64	-
Total long-term liabilities	1,096	131

Total liabilities	5,559	1,355

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 12,775,143 and 8,386,056
issued and outstanding, respectively	13	8
Additional paid in capital	79,993	76,986
Accumulated deficit	(80,800)	(77,637)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(793)	(642)
Noncontrolling interest	(207)	-
Total stockholders’ deficit	(1,000)	(642)
Total liabilities and stockholders’ deficit	$4,559	$713

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years ended July 31,
	2018	2017
OPERATING REVENUES:
Cloud-based hosted services	$2,001	$193

Total operating revenues	2,001	193

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	1,053	134
Loss on disposal of unproven oil and gas properties	-	248
Selling, general and administrative expense	1,563	914
Stock compensation & warrant expense	1,521	773
Legal and professional fees	490	290
Bad debt	15	-
Depreciation and amortization expense	227	18
Total operating expenses	4,869	2,377

OPERATING LOSS	(2,868)	(2,184)

OTHER INCOME (EXPENSE):
Loss on derivative instruments	(91)	-
Miscellaneous gain	-	2,623
Income tax benefit	118	-
Interest income (expense)	(379)	-
Total other income (expense)	(352)	2,623

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(3,220)	439

Less: Net loss attributable to the noncontrolling interest	57	-

NET INCOME / (LOSS) ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	$(3,163)	$439

INCOME (LOSS) PER SHARE - BASIC	$(0.31)	$0.07

INCOME (LOSS) PER SHARE - DILUTED	$(0.31)	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	10,339,371	6,339,906

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	10,339,371	6,982,081

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED JULY 31, 2017 AND 2018

(In thousands, except for share amounts)

	Equity Digerati’s Shareholders
			Additional		Other
	Common		Paid-in	Accumulated	Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Capital	Deficit	Income	Equity	Interest	Totals
BALANCE, July 31, 2016	5,234,158	$5	$75,656	$(78,076)	$1	(2,414)	$-	$(2,414)
Stock issued for services, to employees	1,956,898	2	727	-	-	729	-	729
Stock issued for professional services	75,000	-	44	-	-	44	-	44
Stock issued for cash	1,120,000	1	559	-	-	560	-	560
Net Income	-	-	-	439	-	439	-	439
BALANCE, July 31, 2017	8,386,056	$8	$76,986	$(77,637)	$1	$(642)	$-	$(642)
Stock issued for services, to employees	1,807,012	2	1,052	-	-	1,054	-	1,054
Stock issued for services	406,500	-	186	-	-	186	-	186
Stock issued for AP settlement	35,575	-	15	-	-	15	-	15
Stock issued for cash	960,000	1	479	-	-	480	-	480
Stock issued for convertible debt	505,000	1	3	-	-	4	-	4
Stock issued, extension of debt	25,000	-	13	-	-	13	-	13
Stock issued for Acquisition	500,000	1	174	-	-	175	-	175
Stock issued, exercise of warrants	150,000	-	15	-	-	15	-	15
Value of warrants issued	-	-	670	-	-	670	-	670
Sale of subsidiary shares to a noncontrolling interest	-	-	400	-	-	400	(150)	250
Net Ioss	-	-	-	(3,163)	-	(3,163)	(57)	(3,220)
BALANCE, July 31, 2018	12,775,143	$13	$79,993	$(80,800)	$1	$(793)	$(207)	$(1,000)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years ended July 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,220)	$439
Adjustments to reconcile net loss to cash used in by operating activities:
Loss on disposal of unproven oil and gas properties	-	248
Deferred tax benefit	(159)	-
Depreciation and amortization	227	18
Stock compensation and warrant expense	1,508	773
Stock issued for extension of debt	13	-
Amortization of debt discount	277	-
Loss (Gain) on derivative liabilities	91	-
Changes in operating assets and liabilities:
Accounts receivable	56	(13)
Prepaid expenses and other current assets	(18)	(1)
Accounts payable	181	70
Accrued expenses	120	-
Deferred income	(61)	(2,550)
Net cash used in operating activities	(985)	(1,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas property	-	(38)
Purchases of property & equipment	-	(2)
Cash received from selling of noncontrolling interest	250	-
Cash paid in business acquisition, net of cash acquired	(1,788)	-
Net cash used in investing activities	(1,538)	(40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	480	560
Proceeds from exercise of warrants	15	-
Borrowings from 3rd party promissory notes, net	890	-
Borrowings from related party notes, net	525	-
Borrowings from convertible notes, net	1,397	-
Principal payments on promissory notes, net	(815)	-
Principal payments on related party notes, net	(131)	-
Principal payments on convertible notes, net	(120)
Principal payment on financing leases	(3)	-
Net cash provided by financing activities	2,238	560

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(285)	(496)
CASH AND CASH EQUIVALENTS, beginning of period	673	1,169

CASH AND CASH EQUIVALENTS, end of period	$388	$673

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$143	$-
Income taxes paid	$116	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$542	$-
Debt discount from BCF on convertible debt and warrants issued with debt	$402	$-
Debt discount from common stock issued with debt	$4	$-
Stock issued for business acquisition	$175	$-
Financing lease on purchased assets	$98	$-
Common Stock issued to settle AP	$15	$-
Note payable issued for business acquisition	$1,425	$-

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Digerati Technologies, Inc. (“we”, “our”, “Company” or “Digerati”) was incorporated in the state of Nevada on May 24, 2004. Digerati is a diversified holding company that has no independent operations apart from its subsidiaries. Through our operating subsidiaries, T3 Communications, Inc., and Shift8 Networks, Inc., dba, Synergy Telecom, we are an established provider of cloud services specializing in UCaaS (Unified Communications as a Service) solutions for the small to medium-sized business (“SMB”) market. We offer a comprehensive suite of cloud communication services to meet the global needs of businesses that are seeking simple, flexible, and cost-effective communication solutions. Our services include cloud PBX, cloud mobile, Internet broadband, cloud WAN, SIP trunking, and customized VoIP services, all delivered on its global carrier-grade network and Only in the Cloud™.

In December 2017, we closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy Telecom, Inc. Synergy provides UCaaS or cloud communication services to small and medium-sized businesses and municipalities, primarily in Texas.

In May 2018, we completed the acquisition of T3 Communications, Inc., an established UCaaS and Internet broadband provider serving a high-growth corridor in Southwest Florida.

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

Revenue Recognition. Digerati derives revenue from UCaaS or cloud communication services and managed cloud-based services. Our services include fully hosted IP/PBX services, SIP trunking, call center applications, interactive voice response auto attendant, call recording, simultaneous calling, voicemail to email conversion, disaster recovery services and multiple customized IP/PBX features in a hosted or cloud environment. Revenue is recognized when persuasive evidence of an arrangement exists, service or network capacity has been provided, the price is fixed or determinable, collectability is reasonably assured and there are no significant obligations remaining.

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

Sources of revenue:

Cloud-based hosted Services: We provide UCaaS or cloud communication services and managed cloud-based solutions to small and medium size enterprise customers and to other resellers. Our Internet-based services include fully hosted IP/PBX services, SIP trunking, call center applications, interactive voice response auto attendant, voice and web conferencing, call recording, simultaneous calling, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and multiple customized IP/PBX features in a hosted or cloud environment. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery.

Direct Costs:

Cloud-based hosted Services: We incur bandwidth and colocation charges in connection with our UCaaS or cloud communication services. The bandwidth charges are incurred as part of the connectivity between our customers to allow them access to our various services. We also incur costs from underlying providers for fiber, Internet broadband, and telecommunication circuits in connection with our data and connectivity solutions.

Cash and cash equivalents. The Company considers all bank deposits and highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Allowance for Doubtful Accounts.

Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2018 and 2017, Digerati’s allowance for doubtful accounts balance was $122,000 and $0, respectively.

Customer deposits.

The Company in some instances requires customers to make deposits for equipment, installation charges and training. As equipment is installed and training takes places the deposits are then applied to revenue. As of July 31, 2018 and 2017, Digerati’s customer deposits balance was $262,000 and $131,000, respectively.

Property and equipment. Property and equipment is recorded at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are one to five years.

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at July 31, 2018 and determined that there was no impairment. We did not have any goodwill during the year ended July 31, 2017.

The fair value of the Company’s reporting unit is dependent upon the Company’s estimate of future cash flows and other factors. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from the Company’s market capitalization plus a suitable control premium at date of the evaluation.

The financial and credit market volatility directly impacts the Company’s fair value measurement through the Company’s weighted average cost of capital that the Company uses to determine its discount rate and through the Company’s stock price that the Company uses to determine its market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded.

The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.

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

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, any changes in fair value is recorded as non-operating, non-cash income or expense for each reporting period. For option-based derivative financial instruments, warrants and notes payable conversion options Digerati uses the Black-Scholes option-pricing model to value the derivative instruments.

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

Notes payable conversion options are recorded as debt discounts and are amortized as interest expense over the term of the related debt instrument.

Sequencing Policy

In January 2018, as a result of entering into a convertible debenture which contained a variable conversion feature with no floor, we adopted a sequencing policy in accordance with ASC 815-40-35-12 The Company retrospectively is adopting the sequencing policy so all warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor are sequenced by issue date thus excluded from derivative consideration.

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

Our derivative liabilities as of July 31, 2018 and 2017 of $632,000 and $0, respectively, were valued using Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2017	$-
Derivative discount - convertible debt	541,000
Derivative loss	91,000
Balance at July 31, 2018	$632,000

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

Stock-based compensation. In June 2018 FASB adopted the Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This update simplifies the accounting for non employee share-based payment transactions by expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. The Company adopted the updated standard as of May 1, 2018 and adopting this guidance did not have a material effect on its consolidated financial statements. During fiscal 2017 and 2018, the Company issued 1,003,970 common shares and 2,213,512 common shares, respectively to various employees as part of our profit-sharing plan contribution and stock in lieu of cash. At the time of issuance during fiscal 2017 and 2018 we recognized stock-based compensation expense of approximately $241,000 and $1,240,000, respectively equivalent to the market value of the shares issued calculated based on the share’s closing price at the grant dates.

Basic and diluted net income (loss) per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended July 31, 2017, potential dilutive securities including options and warrants had dilutive effect and were included in the calculation of diluted net income (loss) per common share. For the year ended July 31, 2018, potential dilutive securities including options and warrants were not included in the calculation of diluted net (loss) per common share. Potential dilutive securities, which are not included in dilutive weighted average shares are as follows:

	7/31/2018	7/31/2017
Options to purchase common stock	3,415,000	1,170,000
Warrants to purchase common stock	2,370,000	51,000
Convertible debt	3,268,214	-
Total:	9,053,214	1,221,000

Noncontrolling interest

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive income (loss). For the year ended July 31, 2018 and 2017, the Company recognized a noncontrolling deficits of $57,000 and $0, respectively.

Recently issued accounting pronouncements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard effective August 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with a duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018.  In July 2018 the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided additional implementation guidance on the previously issued ASU.  The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This update simplifies the accounting for non-employee share-based payment transactions by expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. The Company adopted this updated standard as of May 1, 2018, and adopting this guidance did not have a material effect on the presentation of our consolidated financial statements.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the year ending July 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $80,800,000 and a working capital deficit of approximately $3,722,000which raises substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Management believes that current available resources will not be sufficient to fund the Company’s operations over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

The Company will continue to work with various funding sources to secure additional debt and equity financings. However, Digerati cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Digerati’s consolidated financial statements as of July 31, 2018 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

During fiscal 2008, Digerati made a loan of $150,000 to NetSapiens Inc. The note receivable had a maturity date of June 26, 2008 with interest at 8% per year. The note was secured by NetSapiens’ proprietary Starter Platform License and SNAPsolution modules. On June 26, 2008 Digerati converted the outstanding interest and principal balance into a lifetime and perpetual NetSapiens’ License. The License provides Digerati with the ability to offer Hosted PBX (Private Branch eXchange), IP Centrex application, prepaid calling, call center, conferencing, messaging and other innovative telephony functionality necessary to offer standard and/or custom services to enterprise markets. The NetSapiens’ License, in the amount of $150,000, is being amortized equally over a period of 10 years. For the years ended July 31, 2018 and 2017, amortization totaled approximately $13,750 and $15,000, respectively. As of July 31, 2018 the NetSapiens’ License is fully amortized.

On December 1, 2017, Shift8 and Synergy Telecom, Inc., a Delaware corporation (“Synergy”), closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy. The total purchase price was $425,000, the acquisition was accounted for under the purchase method of accounting, with Digerati identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by Digerati was allocated to customer contracts acquired, software licenses, and goodwill based on their fair values as of July 31, 2018.

The following information summarizes the allocation of the fair values assigned to the assets. The allocation of fair values is based on an extensive analysis and is subject to changes in the future during the measurement period.

	Synergy	Useful life (years)
Customer relatiosnhips	$40,000	5
License - software	105,000	3
Goodwill	280,000	-
Total Purchase price	$425,000

For the years ended July 31, 2018 and 2017, amortization expense for the acquired intangible was $25,000 and $0, respectively.

On May 2, 2018, the Company closed on the Merger Agreement with T3 Communications, Inc. to increase its customer base and obtain higher efficiency of its existing infrastructure.

The total purchase price was $3,211,945 paid in cash at closing. The acquisition was accounted for under the purchase method of accounting, with the Company identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by the Company was allocated to cash, customer contracts acquired, current assets, property plant and equipment and assumed payables based on their estimated fair values as of May 2, 2018.

The following information summarizes the allocation of the purchase price assigned to intangible assets. The allocation of fair values is based on an extensive analysis and is subject to changes in the future during the measurement period.

	Synergy	Useful life (years)
Customer relationships	$1,480,000	7
Marketing & Non-compete	800,000	5
Goodwill	554,828	-
Total	$2,834,828

For the years ended July 31, 2018 and 2017, amortization expense for the acquired assets totaled approximately $93,000 and $0, respectively.

Intangible assets at July 31, 2018 and 2017 are summarized in the tables below:

July 31, 2018	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
NetSapeins - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(4,667)	35,333
Customer relationships, 7 years	1,480,000	(64,652)	1,415,348
Marketing & Non-compete, 5 years	800,000	(40,000)	760,000
Total Define-lived Assets	2,470,000	(259,319)	2,210,681
Goodwill, Indefinite	834,828	-	834,828
Balance, July 31, 2018	3,304,828	(259,319)	3,045,509

	Gross		Net
	Carrying	Accumulated	Carrying
July 31, 2017	Value	Amortization	Amount
NetSapeins - license, 10 years	$150,000	$(136,500)	$13,500
Total Define-lived Assets	150,000	(136,500)	13,500
Goodwill, Indefinite	-	-	-
Balance, July 31, 2017	150,000	(136,500)	13,500

Total amortization expense for the periods ended July 31, 2018 and 2017 was approximately $123,000 and $15,000, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Following is a summary of Digerati’s property and equipment at July 31, 2018 and 2017 (in thousands):

	Useful lives	2018	2017
Telecom equipment & software	1-5 years	$831	$16
Less: accumulated depreciation		(118)	(14)
Net–property and equipment		$713	$2

The Company uses straight-line depreciation, for the years ended July 31, 2018 and 2017, depreciation totaled approximately $104,000 and $3,000, respectively.

NOTE 5 – INCOME TAXES

Digerati files a consolidated tax return. The current tax year is subject to examination by the Internal Revenue Service and certain state taxing authorities. As of July 31, 2018, Digerati had net operating loss carry-forwards of approximately $5,956,000 to reduce future federal income tax liabilities; the loss carryforwards will start to expire in 2020. Under the recently enacted Tax Cuts and Jobs Act (TCJA), the new effective Corporate flat tax rate is 21% (effective for tax years beginning after December 31, 2017). Income tax benefit (provision) for the years ended July 31, 2018 and 2017 are as follows:

The effective tax rate for Digerati is reconciled to statutory rates as follows:

	2018	2017
Expected Federal benefit (provision), at statutory rate	21.0%	35.0%
Change in valuation allowance	(21.0)%	(35.0)%
	0.0%	0.0%

Deferred tax assets are comprised of the following as of July 31, 2018 and 2016:

	2018	2017
Net operating loss carryover	$1,090,700	$1,282,000
Valuation allowance	(1,090,700)	(1,282,000)
Total deferred tax asset, net	$-	$-

At July 31, 2018, realization of Digerati’s deferred tax assets was not considered likely to be realized. The change in the valuation allowance for 2018 was resulted in a decrease of approximately $191,000. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in Digerati’s combined financial statements. The current year remains open to examination by the major taxing jurisdictions in which Digerati is subject to tax. The Company files a calendar year return and the net operating loss was adjusted for the fiscal year ended July 31, 2018.

During the year ended July 31, 2018 the Company issued 4,389,086 common shares, and under our initial assessment this will likely result in a change of control and the net operation loss (NOL’s) became subject to the separate return limitation year. We will evaluate during the tax year and consider the limitations.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

Digerati leases its corporate facilities, sales office and network facilities in Texas and Florida. The annual rent expense under the operating leases was $81,670 and $6,996, for 2018 and 2017, respectively. Below is a list of our primary operating leases:

The future minimum lease payment under the operating leases are as follows:

Location	Lease Expiration Date	Annual Rent	Business Use	Approx. Sq. Ft.
1600 NE Loop 410, Suite 126, San Antonio, TX 78209	Apr-19	$27,300	Executive offices	1,453
2401 First Street, Suite 300, Ft. Myers, FL 34901	Nov-20	$107,534	Lease of network facilitie and office space	6,800
7218 McNeail Dr, Austin, TX 78729	Aug-21	$14,222	Lease of network facilities	25
6606 Lyndon B. Johnson, Fwy., FL1, Suite 125, Dallas, TX 75240	Sep-21	$25,161	Lease of network facilities	25
9701 S. John Young Parkway, Orlando, FL 32819	May-23	$30,528	Lease of network facilities	540

NOTE 7 – STOCK -BASED COMPENSATION

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

During the year ended July 31, 2018, we issued:

•	644,732 common shares to various employees as part of the Company’s profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $226,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

•	515,493 common shares to management for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $222,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

•	646,787 common shares to management for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $306,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

•	1,025,000 options to purchase common shares to various employees with an exercise price of $0.35 per share and a term of 5 years. The options vest equally over a period of one year. The options have a fair market value of $218,200.

•	275,000 options to purchase common shares to various employees with an exercise price of $0.35 per share and a term of 5 years. The options vest equally over a period of two years. The options have a fair market value of $74,600.

•	545,000 options to purchase common shares to various employees with an exercise price of $0.35 per share and a term of 5 years. The options vest equally over a period of three years. The options have a fair market value of $164,600.

•	420,000 options to purchase common shares to various employees with an exercise price of $0.45 per share and a term of 5 years. The options vest equally over a period of three years. The options have a fair market value of $160,000.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	162.72% - 169.76%
Risk-free interest rate	2.13% -2.78%
Expected term	1.0 - 3.0 years

During the year ended July 31, 2018 we issued the following to non-employee professionals:

•	In September 2017, the Company issued an aggregate of 12,500 shares of common stock with a market value at time of issuance of $4,375. The shares were issued for consulting services.

•	In December 2017, the Company issued an aggregate of 100,000 shares of common stock with a market value at time of issuance of $40,000. The shares were issued for consulting services.

•	In June 2018, the Company issued an aggregate of 100,000 shares of common stock with a market value at time of issuance of $48,000. The shares were issued for consulting services.

•	In July 2018, the Company issued an aggregate of 194,000 shares of common stock with a market value at time of issuance of $93,720. The shares were issued to various professionals for consulting services.

Also, during the year ended July 31, 2018 we issued the following to settle accounts payables:

•	In June 2018, the Company issued an aggregate of 35,575 shares of common stock with a market value at time of issuance of $15,288. The shares were issued to settle accounts payables with various professionals, the Company recognized a loss of $5,700 upon issuance of the shares.

During fiscal 2018, the Company recognized $1,054,000 as employee stock compensation expense and $186,000 as non-employee stock compensation expense. Unamortized compensation cost totaled $397,000 and $88,000, respectively as of July 31, 2018 and July 31, 2017.

A summary of the stock options of July 31, 2018 and 2017 and the changes during the years ended July 3, 2018 and 2017 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Options	exercise price	term (years)

Outstanding at July 31, 2016	-	$-	-
Granted	1,170,000	$0.24	5.00
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2017	1,170,000	$0.24	4.30
Granted	2,265,000	$0.37	5.00
Exercised	-	-	-
Forfeited and cancelled	(20,000)	$0.24	3.30
Outstanding at July 31, 2018	3,415,000	$0.33	4.58
Exercisable at July 31, 2018	2,006,111	$0.29	4.58

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 1,170,000 and 3,415,000 stock options outstanding at July 31, 2017 and July 31, 2018 was $339,000 and $706,372 , respectively.

The aggregate intrinsic value of 721,111 and 2,006,111 stock options exercisable at July 31, 2017 and July 31, 2018 was $209,000 and $587,389, respectively.

NOTE 8 – WARRANTS

During the year ended July 31, 2017, the Company issued the following warrants:

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

 During the year ended July 31, 2018, the Company issued the following warrants:

The Company secured $480,000 from various accredited investors under a private placement and issued 960,000 shares of its common stock at a price of $0.50 per share and warrants to purchase an additional 180,000 shares of its common stock at an exercise price of $0.50 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments.

In December 2017, Digerati issued 100,000 warrants to a consultant for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.50. Under a Black-Scholes valuation the fair market value of the warrants at time of issuance was approximately $49,000, the company will amortize the fair market value as warrant expense over 12 months. Additionally, Digerati committed to issue 100,000 warrants if the Company’s stock price traded at $0.75 per share for 10 consecutive days, to issue 100,000 warrants if the Company’s stock price traded at $1.00 per share for 10 consecutive days, and to issue 100,000 warrants if the Company’s stock price traded at $1.25 per share for 10 consecutive days. Under a Black-Scholes valuation the fair market value of the warrants at time of issuance was approximately $143,000, the company will amortize the fair market value as warrant expense over 12 months. During the year ended July 31, 2018 the Company amortized $128,000 in warrant expense related to these warrants.

In January 2018, Digerati issued 220,000 warrants to a consultant for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.001. At time of issuance the company recognized approximately $119,000 in warrant expense using Black-Scholes valuation.

In March 2018, Digerati issued 300,000 warrants under two promissory notes and, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $127,000 and was recognized as a discount on the two promissory notes, the company will amortize the fair market value as interest expense over 9 months.

In March 2018, Digerati issued 30,000 warrants under various promissory notes, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.15. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $12,000 and was recognized as a discount on the two promissory notes, the company will amortize the fair market value as interest expense over 4 months.

In April 2018, Digerati issued 400,000 warrants under various promissory notes, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.15. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $107,000 and was recognized as a discount on the promissory notes, the company will amortize the fair market value as interest expense over 4 months.

In April 2018, Digerati issued 100,000 warrants under a promissory note, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.50.Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $27,000 and was recognized as a discount on the promissory notes, the company will amortize the fair market value as interest expense over 55 months.

In April 2018, Digerati issued 75,000 warrants under a promissory note, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.50.Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $19,000 and was recognized as a discount on the promissory notes, the company will amortize the fair market value as interest expense over 25 months.

In June 2018, Digerati issued 255,000 warrants under various promissory notes, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10.Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $110,000 and was recognized as a discount on the promissory notes, the company will amortize the fair market value as interest expense over 9 months.

In July 2018, Digerati issued 50,000 warrants to a consultant for services, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.50. At time of issuance the company recognized approximately $21,000 in warrant expense using Black-Scholes valuation.

In July 2018, Digerati received $15,000 for the exercise of 150,000 warrants, with an exercise price of $0.10 per warrant.

The fair market value of all warrants issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	153.99% - 176.56%
Risk-free interest rate	2.05% -2.80%
Expected term	3.0 - 5.0 years

A summary of the warrants as of July 31, 2018 and 2017 and the changes during the years ended July 31, 2018 and 2017 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2016	300,000	$0.14	3.45
Granted	210,000	$0.50	3.00
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2017	510,000	$0.29	2.87
Granted	2,010,000	$0.26	3.34
Exercised	(150,000)	$0.10	3.00
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2018	2,370,000	$0.28	2.90
Exercisable at July 31, 2018	2,070,000	$0.24	2.90

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 510,000 and 2,370,000 stock options outstanding at July 31, 2017 and July 31, 2018 was $137,700 and $607,557 , respectively.

The aggregate intrinsic value of 510,000 and 2,070,000 stock options exercisable at July 31, 2017 and July 31, 2018 was $137,700 and $597,927, respectively.

Warrant expense for the years ended July 31, 2018 and 2017 was $268,000 and $0, respectively. Unamortized warrant expense totaled $64,000 and $0, respectively as of July 31, 2018 and July 31, 2017.

NOTE 9 – NON-STANDARDIZED PROFIT-SHARING PLAN

We currently provide a Non-Standardized Profit-Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $54,000 per year. Contributions under the plan are fully vested upon funding. During the years ended July 31, 2018 and July 31, 2017, the Company issued 644,732 and 1,003,966 respectively, common shares to various employees as part of the Company’s profit-sharing plan contribution. The Company recognized stock-based compensation expense for July 31, 2018 and July 31, 2017 of $226,000 and $241,000, respectively, equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

NOTE 10 – SIGNIFICANT CUSTOMERS

During the year ended July 31, 2018, the Company did not derived a significant amount of revenue from one single customer. During the year ended July 31, 2018, the Company derived a significant amount revenue from four customers, comprising 24%, 24%, 11%, and 8% of the total revenue for the year.

As of the year ended July 31, 2018, the company derived 13% and 23% total accounts receivable from two customers. During the year ended July 31, 2017, the Company derived a significant amount of accounts receivables from three customers, comprising 37%, 27% and 14% of the total accounts receivable for the year ended July 31, 2017.

NOTE 11 - DEBT

Non-convertible debt

On December 1, 2017, Shift8 and Synergy Telecom, Inc., a Delaware corporation (“Synergy”), closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy. In conjunction with the transaction, Shift8 entered into a promissory note for $125,000 with an effective annual interest rate of 6% with 5 quarterly payments and a maturity date of February 28, 2019. The note holder agreed to extend two of the quarterly payment until January 15, 2019. During the year ended July 31, 2018, the Company made a principal payment of $50,000, the balance outstanding as of July 31, 2018 was $75,000.

On January 17, 2018, the Company entered into a Promissory Note for $30,000, bearing interest at a rate of 5% per annum, with maturity date of January 19, 2018. The Company paid the full principal amount outstanding and accrued interest on January 19, 2018.

On February 21, 2018, the Company entered into a Promissory Note for $35,000, bearing interest at a rate of 5% per annum, with maturity date of March 2, 2018. The Company paid the full principal amount outstanding and accrued interest on March 2, 2018.

On March 13, 2018, the Company entered into various Promissory Notes (the “Notes”) for $200,000, bearing interest at a rate of 12% per annum, with maturity date of April 13, 2018. The Company paid the full principal amount outstanding and accrued interest on April 13, 2018. In conjunction with the Notes, the Company issued 30,000 warrants under the promissory notes, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.15. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $12,000 and was recognized as a discount on the promissory notes, the company amortized the relative fair market value as interest expense during the year ended July 31, 2018. During the year ended July 31, 2018, the Company paid the full principal amount outstanding and accrued interest.

On April 30, 2018, Shift8 entered into a promissory note for $650,000 with an effective annual interest rate of 0% and a maturity date of May 14, 2018, provided, however, the Maturity Date will automatically be extended by one (1) additional period of thirty (30) days, until June 14, 2018. In addition, Shift8 entered into a Security Agreement, whereby Shift8 Agreed to pledge one third of the outstanding shares of T3, the secured interest will continue until the principal balance is paid in full. Furthermore, a late fee of $3,000 per calendar week will be accessed beginning on May 15, 2018 and will continue until he principal balance is paid in full. The lender agreed to extend the maturity date until November 30, 2018, we are currently paying a $3,000 per week late fee. As of July 31, 2018, the outstanding principal balance was $650,000.

On April 30, 2018, Shift8 Networks, Inc. (“Shift8”), a subsidiary of Digerati Technologies, Inc. entered into a credit facility under a promissory note of $500,000, interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month and a maturity date of April 30, 2020. Collateralized by Shift8 and T3’s accounts receivables and with an effective annual interest rate of prime plus 5.25%, adjusted quarterly on the first day of each calendar quarter. However, the rate will never be less than 9.50% per annum. In the event of default, the interest rate will be the maximum nonusurious rate of interest per annum permitted by whichever of applicable United States federal law or Louisiana law permits the higher interest rate. Shift8 agreed to pay the lender a commitment fee of 1.00% upon payment of the first interest payment under the credit facility and 1.00% on the first anniversary of the credit facility. In addition, Shift8 agreed to pay a monitoring fee of 0.33% of the credit facility, payable in arrears monthly. Shift8 also agreed to pay an over-advance fee of 3.00% of the amount advanced in excess of the borrowing base or maximum amount of the credit facility, payable in arrears monthly. Shift8 is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, 2) A fixed charge coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, and 3) A tangible net worth, at all times of at least $100,000. As of July 31, 2018, the outstanding principal balance was $500,000.

On May 1, 2018, Shift8 entered into a promissory note for $150,000 with an effective annual interest rate of 3% and a maturity date of May 7, 2018. On May 4, 2018 the promissory note was paid in full.

On April 27, 2018, Shift8 entered into a promissory note for $350,000 with an effective annual interest rate of 12% and a maturity date of June 27, 2018. With a principal payment of $200,000 due on May 31, 2018 and a principal payment of $150,000 due on June 27, 2018. The promissory note is secured by a Pledge and Security Agreement, whereby Shift8 agreed to pledge the cash on hand at one of the bank accounts owned by T3 until the principal payment is paid in full.

In conjunction with the Notes, the Company issued 3-year warrants to purchase 400,000 shares of common stock each at an exercise price of $0.15 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $107,000 and was recognized as a discount on the promissory notes during the year ended July 31, 2018. During the year ended July 31, 2018, the promissory note was paid in full.

Notes payable, related party

On April 30, 2018, Shift8 Technologies, Inc. (“Shift8”) entered into a convertible promissory note for $525,000 with an effective annual interest rate of 8% and a maturity date of April 30, 2020. With a principal payment of $100,000 due on June 1, 2018 and a principal payment of $280,823 due on April 30, 2020. Payment are based on a 60-month repayment schedule. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under the Note or the Pledge and Escrow Agreement; or (ii) mutual agreement between the Borrower and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, Premium, if applicable, and any other sums due and payable hereunder (such total amount, the “Conversion Amount”) into shares of Common Stock (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) a conversion price of $1.50 per share of Common Stock, which price shall be indicated in the conversion notice (in the form attached hereto as Exhibit “B”, the “Conversion Notice”) (the denominator) (the “Conversion Price”). The Holder shall submit a Conversion Notice indicating the Conversion Amount, the number of Conversion Shares issuable upon such conversion, and where the Conversion Shares should be delivered. The promissory note is secured by a Pledge and Escrow Agreement, whereby Shift8 agreed to pledge 51% of the securities owned in T3 until the principal payment is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $19,000 and was recognized as a discount on the two promissory notes, the company amortized $6,000 as interest expense during the year ended July 31, 2018. During the year ended July 31, 2018, the Company paid $119,000 of the principal balance. The total principal outstanding and unamortized discount as of July 31, 2018 were $406,000 and $13,000, respectively. One of the note holders also serves as President, CEO and Board Member of T3 Communications, Inc., one of our operating subsidiaries.

On May 1, 2018, Shift8 entered into a promissory note for $275,000 with an effective annual interest rate of 0% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by Shift8 in T3, the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $27,000 and was recognized as a discount on the promissory note, the company amortized $2,000 as interest expense during the year ended July 31, 2018. During the year ended July 31, 2018, the Company paid $13,000 of the principal balance. The total principal outstanding and unamortized discount as of July 31, 2018 were $262,000 and $25,000, respectively. The note holder also serves as Board Member of T3 Communications, Inc., one of our operating subsidiaries.

Convertible debt non-derivative

In March 2018, the Company entered into two (2) Promissory Notes (the “Notes”) for $250,000 each, bearing interest at a rate of 12% per annum. The Notes have a maturity date of September 15, 2018, provided, however, the Company shall have the right to request that the maturity date to be extended by one (1) additional period of ninety (90) days, until December 14, 2018. The Notes are payable every month, commencing April 15, 2018, in monthly payments of interest only and a single payment of the principal amount outstanding plus accrued interest on September 15, 2018. The Company agreed to repay the Notes from the proceeds from the Company’s current private placement. As proceeds from the Private Placement are received, the Company shall direct all funds to the Note Holders until the principal amount outstanding and accrued interest are paid in full. In addition, on March 15, 2018, the Company entered into a Note Conversion Agreement (the “Agreement”) with the Note holders, whereby, the holders may elect to convert up to 50% of the principal amount outstanding on the Notes into Common Stock of Digerati at any time after 90 days of funding the Notes. The Conversion Price shall be the greater of: (i) the Variable Conversion Price (as defined herein) or (ii) the Fixed Conversion Price (as defined herein). The “Variable Conversion Price” shall be equal to the average closing price for Digerati’s Common Stock (the “Shares”) for the ten (10) Trading Day period immediately preceding the Conversion Date. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The “Fixed Conversion Price” shall mean $0.50. In conjunction with the notes, the Company issued 300,000 warrants, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $127,000 and was recognized as a discount on the promissory notes, the company amortized $42,000 as a non-cash interest during the year ended July 31, 2018. The total principal outstanding and unamortized discount as of July 31, 2018 were $500,000 and $85,000, respectively.

On June 19, 2018, the Company entered into various Promissory Notes (the “Notes”) for $272,000, bearing interest at a rate of 10% per annum, with maturity date of April 10, 2019. In conjunction with the Notes, the Company issued 240,000 warrants under the promissory notes, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $111,000 and was recognized as a discount on the promissory notes. The company amortized $9,000 as interest expense during the year ended July 31, 2018. The total principal outstanding and unamortized discount as of July 31, 2018 were $272,000 and $102,000, respectively.

Convertible debt - derivative

On January 12, 2018, the Company entered into a securities purchase agreement with Peak One Opportunity Fund, L.P., a Delaware limited partnership (“Peak One”). Under the agreement, Peak One agreed to purchase from us up to $600,000 aggregate principal amount of our convertible debentures (together the “Debentures” and each individual issuance a “Debenture”), bearing interest at a rate of 0% per annum, with maturity on the third anniversary of the respective date of issuance. On July 25, 2018, the securities purchase agreement was amended to increase to $620,000 the aggregate principal amount of the convertible debentures.

The Company issued the first debenture (the “Debenture”) to Peak One on January 17, 2018 in the principal amount of $200,000 for a purchase price of $180,000 and 0% percent stated interest rate. The Company paid Peak One $6,000 for legal and compliance fees. In addition, the Company paid $14,400 in other closing costs, these fees were deducted from the proceeds at time of issuance. The Company recorded these discounts and cost of $40,400 as a discount to the Debenture was amortized to interest expense.

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

The Company may at its option call for redemption all or part of the Debentures, with the exception of any portion thereof which is the subject of a previously-delivered notice of conversion, prior to the maturity date for an amount equal to: (i) if the redemption date is 90 days or less from the date of issuance, 110% of the sum of the principal amount so redeemed plus accrued interest, if any; (ii) if the redemption date is greater than or equal to 91 days from the date of issuance and less than or equal to 120 days from the date of issuance, 115% of the sum of the principal amount so redeemed plus accrued interest, if any; (iii) if the redemption date is greater than or equal to 121 days from the date of issuance and less than or equal to 50 days from the date of issuance, 120% of the sum of the principal amount so redeemed plus accrued interest, if any; (iv) if the redemption date is greater than or equal to 151 days from the date of issuance and less than or equal to 180 days from the date of issuance, 130% of the sum of the principal amount so redeemed plus accrued interest, if any; and (v) if the redemption date is greater than or equal to 181 days from the date of issuance, 140% of the sum of the principal amount so redeemed plus accrued interest, if any. During the year ending July 31, 2018, the Company redeemed $120,000 of the principal outstanding, at a redemption price of $156,000. The Company recognized the redemption price as interest expense during the period.

The Company analyzed the Debenture for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. Therefore, as of the year ending July 31, 2018, the company recognized derivative liability of $112,000 at July 31, 2018, of which $80,000 was recorded as debt discount and will be amortized during the term of the note, and $32,000 was recorded as derivative loss. The total principal balance outstanding as of July 31, 2018 was $80,000. In connection with the execution of the Debenture, we issued 250,000 shares of our common stock to Peak One, the shares were recorded with a relative fair value of $0, the Company also recorded debt discount of $80,000 and will be amortized to interest expense.

The Company issued a second debenture (the “Debenture”) to Peak One on July 31, 2018 in the principal amount of $220,000 for a purchase price of $198,000 and 0% percent stated interest rate. The Company paid Peak One $5,000 for legal and compliance fees, these fees were deducted from the proceeds at time of issuance. The Company recorded these discounts and cost of $22,000 as a discount to the Debenture and amortized to interest expense.

The Company analyzed the Debenture for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As of July 31, 2018, the Company recorded a derivative liability of $189,000 and had an outstanding principal balance of $220,000 In connection with the execution of the Debenture, we issued 130,000 shares of our common stock to Peak One, the shares were recorded with a relative fair value of $3,627 the Company also recorded debt discount of $192,798 and will be amortized to interest expense.

On May 30, 2018, the Company entered into a securities purchase agreement with Firstfire Global Opportunities Fund, LLC, a Delaware limited liability company (“Firstfire”). Under the agreement, we issued Firstfire a $305,556 principal amount of a convertible promissory note for a cash purchase price of $275,000 (“Promissory note”), bearing interest at a rate of 6% per annum, with maturity on the first anniversary of the date of issuance. The Company paid Firstfire $2,500 for legal and compliance fees. The Company recorded the legal fees and other cost for a total of $33,000 as a discount to the Promissory note and they will be amortized over the term to interest expense. In connection with the execution of the securities purchase agreement, we issued 125,000 shares of our common stock to Firstfire as a commitment fee, the shares were recorded with a relative fair value of $0, the Company also recorded debt discount of $272,500 and will be amortized to interest expense.

The Promissory note provides Firstfire with the option to convert at any time on or after the 180th calendar day after the issue date, to convert all or any portion of the then outstanding and unpaid principal amount and interest under the Promissory note into shares of Common Stock of the Company at a conversion price for each share of Common Stock equal to the lower of (i) $0.50 (the “Fixed Conversion Price”) , or (ii) 65% of the lowest closing bid price of the Company’s Common Stock during the twenty (20) consecutive trading day period immediately preceding the trading day that the Company receives a Notice of Conversion (the “Alternate Conversion Price”).

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

The Company analyzed the Promissory note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. Therefore, as of the year ending July 31, 2018, the company recognized a debt discount of $272,500 and recorded a $58,000 as a loss in derivative liability. In addition, the Company has a derivative liability of $331,000 at July 31, 2018. As of the year the ended July 31, 2018, the principal balance outstanding was $306,000.

The future principal payments for the Company’s debts is as follows:

FY	Payments
2019	$1,928,501
2020	890,083
2021	361,924
2022	67,114
2023	23,596
Total Principal Payments	$3,271,218

NOTE 12 - CAPITAL LEASES

The Company entered into two leases for equipment all of which are classified as capital leases. The Company financed the equipment with a leasing entity. Under the terms of these transactions, assets with a cost of approximately $37,255 and $60,408, leases were financed under two separate lease agreements as of the May 2018 and June 2018, respectively. The leases are net leases as all of the costs associated with the assets such as maintenance, insurance and property taxes are for the account of the Company. Under each of these transactions, the Company can elect to purchase the assets from the lessor at the end of a fixed term. These terms are for 36 months, with the first lease payments starting June 20, 2018 and July 20, 2018, respectively and monthly lease principal and interest payments of $1,176 and $1,856, respectively. The Company will own the equipment at the end of the term. The interest rate under the leases range from 6.65% to 8.50% per annum. The Company has accounted for its repayment obligations under these transactions as capital lease obligations. The assets are included in Leased Equipment and Net investment in finance leases and the capital lease obligation is included in Long-term capital lease obligations and current maturities of capital leases on the accompanying Balance Sheet as of July 31, 2018.

During the year ended July 31, 2018, the Company made total principal payments of $3,032. The future capital lease payments under the financing agreements are as follows:

Year	Amount
2019	$36,381
2020	36,381
2021	32,152
Total future payments:	$104,914
Less: amounts representing interest	$10,622
Present value of net minimum lease payments	$94,292
Less current maturities	$30,465
Long-term capital lease obligation	$63,827

NOTE 13 – BUSINESS ACQUISITIONS

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

The total purchase price was $425,000, the acquisition was accounted for under the purchase method of accounting, with Digerati identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by Digerati was allocated to customer contracts acquired, software licenses, and goodwill based on their fair values as of July 31, 2018.

The following information summarizes the allocation of the fair values assigned to the assets. The allocation of fair values is based on an extensive analysis and is subject to changes in the future during the measurement period.

	Synergy	Useful life (years)
Customer relatiosnhips	$40,000	5
License - software	105,000	3
Goodwill	280,000	-
Total Purchase price	$425,000

The Company incurred approximately $10,000 in costs associated with the acquisition. These included legal, and accounting. The Company expensed these costs during the year ended July 31, 2018.

Additionally, on May 2, 2018, the Company closed on the Merger Agreement with T3 Communications, Inc. to increase its customer base and obtain higher efficiency of its existing infrastructure.

The total purchase price was $3,211,945, paid in cash upon closing, the acquisition was accounted for under the purchase method of accounting, with the Company identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by the Company was allocated to cash, customer contracts acquired, current assets, property plant and equipment and assumed payables based on their estimated fair values as of May 2, 2018. Allocation of the purchase price is preliminary and based on the best estimates of management.

The allocation of fair values is based on an extensive analysis and is subject to changes in the future during the measurement period.

(in thousands)
T3

Cash	$250
Accounts receivable & other current assets	367
Intangible assets and Goodwill	2,835
Property and equipment, net	568
Other Assets	140

Total identifiable net assets	$4,160

Less: liabilities assumed	(948)

Total Purchase price	$3,212

The following table summarizes the cost of amortizable intangible assets related to the acquisition:

	Cost (in thousands)	Useful life (years)
Customer relationships	$1,480	7
Marketing & Non-compete	800	5
Goodwill	601	-
Total	$2,881

The Company incurred approximately $160,000 in costs associated with the acquisition. These included legal, and accounting. The Company expensed these costs during the year ended July 31, 2018.

Proforma

The following is the unaudited proforma results of operations for both acquisitions for the years ended July 31, 2018 and 2017 as if the acquisition occurred on August 1, 2016. The proforma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on August 1, 2016, or of results that may occur in the future.

	For the Years Ended July 31,
	2018	2017
Revenue	$5,674	$5,729
Loss from operations	8,705	4,785
Net Income (loss)	(3,031)	944
Earnings (loss) per common shares outstanding - Basic and Diluted	$(0.34)	$0.14

NOTE 14 – NONCONTROLLING INTEREST

On May 1, 2018, Shift8 Technologies, Inc. (“Shift8”) entered into a Stock Purchase Agreement (’SPA”), whereby in an exchange for $250,000, Shift8 agreed to sell to the buyer 199,900 shares of common stock equivalent to 19.99% of the issued and outstanding common share of Shift8 Technologies, Inc. The $250,000 of the cash received under this transaction was recognized as an adjustment to the carrying amount of the noncontrolling interest and as an increase in additional paid-in capital in Shift8. At the option of the Company, and for a period of five years following the date of the SPA, the 199,900 shares of common stock in Shift8 may be converted into Common Stock of Digerati at a ratio of 3.4 shares of DTGI Common stock for every one (1) share of Shift8 at any time after the DTGI Common Stock has a current market price of $1.50 or more per share for 20 consecutive trading days. For the year ending July 31, 2018, the Company accounted for a noncontrolling interest of $57,000. Additionally, one of the buyers serves as President, CEO and Board Member of T3 Communications, Inc., one of our operating subsidiaries.

NOTE 15 – MISCELLANEOUS GAIN

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

NOTE 16 – LOSS ON DISPOSAL OF UNPROVEN OIL AND GAS PROPERTIES

On February 29, 2016 Flagship Energy Company (“Flagship”), a wholly-owned subsidiary of Digerati, entered into an Agreement with a Texas-based contract-for-hire oil and gas operator (“Operator”). Under the Agreement, Flagship utilized the Operator for the drilling, completion and the initial operations of a shallow oil and gas well in conjunction with the purchase of 100% of Operator’s working interest and 80% of its Net Revenue Interest. Under the Agreement, the Operator agreed to transfer all field-level operations and assign 100% of a certain oil, gas and mineral lease to Flagship upon demand, which included a tract of land located in South Texas. Additionally, Flagship entered into a Joint Operating Agreement (“JOA”) with Operator, whereby the parties agreed to develop the oil and gas well or wells for the production and retrieval of oil and gas commodities as provided for in the oil, gas and mineral lease.

During the fiscal year ended July 31, 2017 the Company recognized a loss on disposal of unproven oil and gas properties of $248,000 for the total capitalized investment amount in the oil and gas properties.

NOTE 17 – SUBSEQUENT EVENTS

On August 1, 2018, the Company secured $40,000 from an accredited investor under a private placement and issued 80,000 shares of its common stock at a price of $0.50 per share and warrants to purchase an additional 15,000 shares of its common stock at an exercise price of $0.50 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments.

On October 12, 2018, the Company entered into a Promissory Note (the “Note”) for $25,000, bearing interest at a rate of 8% per annum, with maturity date of November 12, 2019. In conjunction with the Note, the Company issued 140,000 common shares, the shares vested at time of issuance. The relative fair market value of the common shares at time of issuance was approximately $31,000 and was recognized as a discount on the promissory notes, the company will amortize the fair market value as interest expense over the term of the note.

On October 18, 2018, the Company entered into a Promissory Note (the “Note”) for $25,000, bearing interest at a rate of 8% per annum, with maturity date of November 18, 2019. In conjunction with the Note, the Company issued 100,000 common shares, the shares vested at time of issuance. The relative fair market value of the common shares at time of issuance was approximately $25,000 and was recognized as a discount on the promissory notes, the company will amortize the fair market value as interest expense over the term of the note.

On October 22, 2018, the Company entered into a Promissory Note (the “Note”) for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2019. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2018.

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

As of July 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were effective based on the COSO criteria. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses

The matters involving internal controls and procedures that our management considered to be material weaknesses were:

1.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. We lack multiple levels of review over financial reporting. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and concluded that the controls deficiency and lack of multiple levels of review over financial reporting represented a material weakness;

2.	We identified deficiencies in the accounting for Purchase accounting, convertible debt derivative and complex equity transactions.

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our internal statements as of July 31, 2018.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following:

1.	We plan to create a position to segregate duties consistent with controls objectives and to increase our personnel resources and technical accounting expertise within the accounting function. In addition, we intend to improve the supervision and training of our accounting personnel.

2.	We plan to implement better controls and procedures over the accounting for debt and equity instruments.

We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Changes in internal controls over financial reporting

There have been no other significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the period covered by this report.

Further, subsequent to the period covered by the report, management plans to implement measures to remediate the material weaknesses in internal control over financial reporting described above to the extent sufficient capital is available to do so. Specifically, the CEO and CFO are seeking to improve communications regarding the importance of documentation of their assessments and conclusions of their meetings, as well as supporting analyses. As our business grows, the Company plans to hire adequate accounting professionals and it will continue its efforts to create an effective system of disclosure controls and procedures for financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to management’s reports on the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of July 31, 2018.

Name	Age	Position Held	Held Office Since
Arthur L. Smith	53	President, Chief Executive Officer & Director	2003
Craig K. Clement	60	Chairman of the Board	2014
Maxwell A. Polinsky	60	Director	2014
Antonio Estrada Jr.	43	Chief Financial Officer	2007

Arthur L. Smith (53) is our Chief Executive Officer, President, and Director. Mr. Smith has over 25 years of specialized experience in the telecommunications, technology, and oil and gas industries.  As the founder of Digerati, formerly known as ATSI Communications, Inc. (“ATSI”), he led the Company’s start-up operation focused on the USA – Mexico telecommunications corridor to over US$65 million in annual revenue and a listing on the American Stock Exchange that resulted in a market value of over US$450 million. Between 1999 and 2009, ATSI was a three-time recipient of Deloitte and Touche’s Fast 500 Award for recognition as one of the 500 fastest growing technology companies in North America.  As CEO of ATSI, Mr. Smith also co-founded the Company’s highly successful Internet software subsidiary, GlobalSCAPE, Inc., in 1996 (NYSE MKT: GSB).  As Chairman of the Board of GlobalSCAPE, he led the Company’s strategic and business development efforts from inception through its growth strategy that resulted in a listing on a public stock exchange and the subsequent sale of ATSI’s ownership to private investors in June 2002.  Mr. Smith is currently President and CEO of the Company’s cloud communications subsidiary, Shift8 Technologies, Inc.

Craig K. Clement (60) is the Executive Chairman of Digerati Technologies. Craig has over thirty-five years of executive and director experience with Technology (telecom, Internet software) and Oil Exploration and Production (E&P) entities where he has been responsible for asset management, acquisitions and divestitures, strategic and tactical planning, financial operations, corporate finance, legal, transaction structuring, business development, and investor relations. He assisted in the growth of a San Antonio-based telecom provider (AMEX: AI) from 10 employees to 500, achieving a public market valuation of US$500 million. Craig was the founding CEO of GlobalSCAPE, Inc. (NYSE: GSB), and was the former COO of XPEL Technologies Corp. (TSXV:DAP.U). Craig was also the former Chairman of the South Texas Regional Center for Innovation and Commercialization, which screened and supported entrepreneurs through the Texas Emerging Technology Fund managed by the Texas Governor’s office, which invested more than $350 million in Texas-based technology start-ups.

Maxwell A. Polinsky (60) is our Director. Mr. Polinsky is currently the President, CFO and a Director of Winston Gold Corp, a Canadian-based mineral exploration company that is traded on the CSE Exchange, and a principal in Venbanc Investment and Management Group Inc., an investment and merchant bank he co-founded in 1994. From 2009 to 2011, Mr. Polinsky was the Chief Financial Officer and a director of RX Exploration Inc., a company that successfully re opened the previous old historic Drumlummon gold mine in Montana. Mr. Polinsky also served as a director of Nerium Biotechnology from 2006 to 2010, XPEL Technologies from 2003 to 2009, and Nighthawk Systems from 2001 to 2007 and Cougar Minerals from 2012 to 2014. Mr. Polinsky holds a Bachelor of Commerce degree from the University of Manitoba.

Antonio Estrada Jr. (43) is our Chief Financial Officer and Treasurer. Mr. Estrada is a seasoned financial executive with over 19 years of experience in the telecommunications and oil and gas industries. Mr. Estrada’s vast experience includes financial reporting and modeling, strategic planning, grant writing, and cash management. Mr. Estrada served as the Sr. VP of Finance and Corporate Controller of Digerati, formerly known as ATSI Communications, Inc., from 2008 to 2013. From 1999 to 2008, Mr. Estrada served in various roles within ATSI, including International Accounting Manager, Treasurer, Internal Auditor, and Controller. Mr. Estrada graduated from the University of Texas at San Antonio, with a Bachelors of Business Administration, with a concentration in Accounting.

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

Code of Ethics

We adopted an Executive Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller and other members of our management team. The Executive Code of Ethics may be viewed on our Website, www.digerati-inc.com. A copy of the Executive Code of Ethics will be provided without charge upon written request to Digerati Technologies, Inc., 1600 NE Loop 410, Suite 126, San Antonio, Texas 78209.

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

The stockholder’s recommendation and information described above must be sent to us at 1600 NE Loop 410, Suite 126, San Antonio, Texas 78209.

Audit Committee and Audit Committee Financial Expert

We do not have an audit or other committee of our Board of Directors that performs equivalent functions. Our Board of Directors performs all functions of the audit committee. Mr. Maxwell A. Polinsky served as the Audit Committee Financial Expert during the year ended July 31, 2018.

ITEM 11.	EXECUTIVE COMPENSATION.

The compensation programs presently in effect with respect to the Chief Executive Officer, Chief Financial Officer and Chairman of the Board were established by the Board of Directors.

Arthur Smith serves as our President and Chief Executive Officer. Mr. Smith does not have a written employment agreement with the Company. Effective October 1, 2015, Mr. Smith’s annual salary was approved by the Board of Directors to be set at $165,000. The Board of Directors also approved the reimbursement of monthly expenses up to $1,667. During FY2018 the Board of Directors approved the issuance of common stock in lieu of cash compensation equivalent to 40% of Mr. Smith’s annual salary. No other cash compensation is presently being paid to Mr. Smith.

Antonio Estrada Jr., serves as our Chief Financial Officer. Mr. Estrada does not have a written employment agreement with the Company. Effective October 1, 2015, Mr. Estrada’s annual salary was approved by the Board of Directors to be set at $165,000. The Board of Directors also approved the reimbursement of monthly expenses up to $1,667. During FY2018 the Board of Directors approved the issuance of common stock in lieu of cash compensation equivalent to 40% of Mr. Estrada’s annual salary. No other cash compensation is presently being paid to Mr. Estrada.

Craig K. Clement, serves as our Chairman of the Board, Chief Executive Officer and President of Flagship Energy Company, a wholly-owned subsidiary of Digerati. Mr. Clement does not have a written employment agreement with the Company. Effective October 1, 2015, Mr. Clement’s annual salary was approved by the Board of Directors to be set at $195,000. During FY2018 the Board of Directors approved the issuance of common stock in lieu of cash compensation equivalent to 40% of Mr. Clement’s annual salary. No other cash compensation is presently being paid to Mr. Clement.

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

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)

Arthur L. Smith	2018	$96,000	$-0-	$144,000	$64,000	$-0-	$304,000
President, Chief Executive Officer & Director	2017	$125,000	$-0-	$166,000	$56,000	$-0-	$347,000
Antonio Estrada Jr.	2018	$96,000	$-0-	$132,000	$64,000	$-0-	$292,000
Chief Financial Officer	2017	$125,000	$-0-	$166,000	$56,000	$-0-	$347,000
Craig K. Clement	2018	$117,000	$-0-	$252,000	$64,000	$-0-	$433,000
Chairman of the Board	2017	$156,000	$-0-	$177,000	$56,000	$-0-	$389,000

(1)	During the year ended July 31, 2018 and 2017, Digerati issued common shares as part of the Company’s profit-sharing plan contribution. In addition, during the year ended July 31, 2018 and July 31, 2017, Digerati issued common stock in lieu of cash compensation to its Officers.

(2)	During the year ended July 31, 2018, Digerati issued 900,000 options to its Officers to acquire common shares at an exercise price of $0.35 and a fair value at the time issuance of $192,000. The options vest ratably on a monthly basis through December 1, 2017. During the year ended July 31, 2017, Digerati issued 900,000 options to its Officers to acquire common shares at an exercise price of $0.24 and a fair value at the time issuance of $169,000. The options vest ratably on a monthly basis through November 21, 2016.

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

We currently provide a Non-Standardized Profit-Sharing Plan (the “Profit-Sharing Plan”). The Board of Directors approved the Profit-Sharing Plan on September 15, 2006. Under the Profit-Sharing Plan our employees qualified to participate in the Profit-Sharing Plan after one year of employment. Contribution under the Profit-Sharing Plan by us is based on 25% of the annual base salary of each eligible employee up to $54,000 per year. Contributions under the Profit Sharing Plan are fully vested upon funding.

OUTSTANDING EQUITY AWARDS AS OF JULY 31, 2018

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Arthur L. Smith	300,000	-	$0.24	11/21/2021	-	-
	200,000	100,000	$0.35	12/01/2022	-	-
Antonio Estrada Jr.	300,000	-	$0.24	11/21/2021	-	-
	200,000	100,000	$0.35	12/01/2022	-	-
Craig K. Clement	300,000	-	$0.24	11/21/2021	-	-
	200,000	100,000	$0.35	12/01/2022	-	-

(1)	During the year ended July 31, 2018, Digerati issued 900,000 options to its Officers to acquire common shares at an exercise price of $0.35 and a fair value at the time issuance of $192,000. The options vest ratably on a monthly basis through December 1, 2017. During the year ended July 31, 2017, Digerati issued 900,000 options to its Officers to acquire common shares at an exercise price of $0.24 and a fair value at the time issuance of $169,000. The options vest ratably on a monthly basis through November 21, 2016.

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

The following table lists the beneficial ownership of shares of our Common Stock by (i) each person known to own more than 5% of our outstanding voting securities, (ii) each Director and nominee, (iii) the Named Executive Officers and (iv) all Directors and officers as a group. Information with respect to officers, Directors and their families is as of July 31, 2018 and is based on our books and records and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of our principal executive office and all securities are beneficially owned solely by the person indicated.

Name of Beneficial Owner	Shares Owned	Vested Warrants and Options	Total Beneficial Ownership	% Of Class (1)
INDIVIDUAL OFFICERS, DIRECTORS AND NOMINEES

Arthur L. Smith	1,985,483	500,000	2,485,483	17.19%
President, Chief Executive Officer Director

Antonio Estrada Jr.	1,378,298	500,000	1,878,298	12.99%
Chief Financial Officer

Craig k. Clement Chairman of the Board	1,165,477	500,000	1,665,477	11.52%

Maxwell A. Polinsky Director	66,494	212,365	278,859	1.93%

ALL OFFICERS AND
DIRECTORS AS A GROUP	4,595,752	1,712,365	6,308,117	43.63%

(1)	Based upon 12,775,143 shares of common stock outstanding as of July 31, 2018 and 1,683,333 vested stock options as of July 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On April 30, 2018, Shift8 Technologies, Inc. (“Shift8”) entered into a convertible promissory note for $525,000 with an effective annual interest rate of 8% and a maturity date of April 30, 2020. With a principal payment of $100,000 due on June 1, 2018 and a principal payment of $280,823 due on April 30, 2020. Payment are based on a 60-month repayment schedule. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under the Note or the Pledge and Escrow Agreement; or (ii) mutual agreement between the Borrower and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, Premium, if applicable, and any other sums due and payable hereunder (such total amount, the “Conversion Amount”) into shares of Common Stock (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) a conversion price of $1.50 per share of Common Stock, which price shall be indicated in the conversion notice (in the form attached hereto as Exhibit “B”, the “Conversion Notice”) (the denominator) (the “Conversion Price”). The Holder shall submit a Conversion Notice indicating the Conversion Amount, the number of Conversion Shares issuable upon such conversion, and where the Conversion Shares should be delivered. The promissory note is secured by a Pledge and Escrow Agreement, whereby Shift8 agreed to pledge 51% of the securities owned in T3 until the principal payment is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $19,000 and was recognized as a discount on the two promissory notes, the company amortized $6,000 as interest expense during the year ended July 31, 2018. During the year ended July 31, 2018, the Company paid $119,000 of the principal balance. The total principal outstanding and unamortized discount as of July 31, 2018 were $406,000 and $13,000, respectively. One of the note holders also serves as President, CEO and Board Member of T3 Communications, Inc., one of our operating subsidiaries.

On May 1, 2018, Shift8 Technologies, Inc. (“Shift8”) entered into a Stock Purchase Agreement (’SPA”), whereby in an exchange for $250,000, Shift8 agreed to sell to the buyer 199,900 shares of common stock equivalent to 19.99% of the issued and outstanding common share of Shift8 Technologies, Inc. The $250,000 of the cash received under this transaction was recognized as an adjustment to the carrying amount of the noncontrolling interest and as an increase in additional paid-in capital in Shift8. For the year ending July 31, 2018, the Company accounted for a noncontrolling interest of $57,000. Additionally, one of the buyers serves as President, CEO and Board Member of T3 Communications, Inc., one of our operating subsidiaries.

On May 1, 2018, Shift8 entered into a promissory note for $275,000 with an effective annual interest rate of 0% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by Shift8 in T3, the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $27,000 and was recognized as a discount on the promissory note, the company amortized $2,000 as interest expense during the year ended July 31, 2018. During the year ended July 31, 2018, the Company paid $13,000 of the principal balance. The total principal outstanding and unamortized discount as of July 31, 2018 were $262,000 and $25,000, respectively. The note holder also serves as Board Member of T3 Communications, Inc., one of our operating subsidiaries.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid to MaloneBailey, LLP during 2018 for audit services rendered in connection with the audits and reviews of our consolidated financial statements.

Description of Fees	2018

Audit Fees	$40,000
Review Fees	-0-
Tax fees	-0-
All Other Fees	-0-

The following table sets forth the aggregate fees paid to LBB & Associates Ltd., LLP during 2017 for audit services rendered in connection with the audits and reviews of our consolidated financial statements.

Description of Fees	2017

Audit Fees	$21,700
Review Fees	11,700
Tax fees	-0-
All Other Fees	-0-

During the years ended July 31, 2018 and 2017, the Company paid $5,000 and $9,038, respectively to MiddletonRainesZapata, LLP for tax work related to the consolidated tax returns.

Pre-Approval of Audit and Non-Audit Services

The Board of Directors considered whether the non-audit services provided by MaloneBailey, LLP are compatible with maintaining their independence. Prior to engagement of an independent accounting firm for the next year’s audit, the Board of Directors is asked to pre-approve the engagement of the independent accounting firm, and the projected fees for audit services and audit-related services that we will incur. The fee amounts approved for the audit and audit-related services are updated to the extent necessary at meetings of the Board of Directors during the year. In the 2018 fiscal year, there were no fees paid to MaloneBailey, LLP under a de minimis exception to the rules that waives pre-approval for certain non-audit services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are exhibits to this report.

Number	Description
2.1	Agreed Order Confirming Joint Plan of Reorganization filed by Plan Proponents. (field as Exhibit 2.1 to Form 8-K filed on April 11, 2014)
2.2	Plan Proponents’ Joint Chapter 11 Plan of Reorganization as Modified on the Record on April 4, 2014. (field as Exhibit 2.2 to Form 8-K filed on April 11, 2014)
2.3	Plan Supplement Naming Independent Director in Connection With Plan Proponents’ Joint Chapter 11 Plan of Reorganization. (field as Exhibit 2.3 to Form 8-K filed on April 11, 2014)
2.4	Disclosure Statement Under 11 U.S.C. § 1125 and Bankruptcy Rule 3016 in Support of Plan Proponents’ Joint Chapter 11 Plan of Reorganization. (filed as Exhibit 2.4 to Form 8-K filed on April 11, 2014)
2.5	Bankruptcy Settlement Agreement dated January 15, 2014. (field as Exhibit 10.1 to Form 8-K filed on January 23, 2014)
2.6	Order Authorizing the Sale of 100% Equity Interests of Dishon Disposal, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 27, 2014. (filed as Exhibit 2.6 to Form 8-K filed on July 7, 2014)
2.7	Order Authorizing the Sale of 100% Equity Interests of Hurley Enterprises, Inc. and Granting Related Relief approving the Stock Purchase Agreement dated June 26, 2014.(field as Exhibit 2.7 to Form 8-K filed on July 24, 2014)
3.1	Amended and Restated Articles of Incorporation. (filed as Exhibit 3.1 to Form 8-K filed on April 11, 2014)
3.2	Amended and Restated Bylaws. (filed as Exhibit 3.2 to Form 8-KA filed on April 25, 2014)
3.3	Second Amended and Restated Bylaws, effective as of January 13, 2015 (filed as Exhibit 3.1 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.1	Form of stock award agreement under the Company’s 2015 Stock Compensation Plan for grants to qualifying employees’ 401K Retirement Accounts (filed as Exhibit 10.7 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.2	2015 Equity Compensation Plan (filed as Exhibit 4.1 to Form S-8 filed on November 18, 2015 (File No. 001-15687)).
10.3	Debenture issued to Peak One dated July 31, 2018.
10.4	Promissory Note dated October 12, 2018.
10.5	Promissory Note dated October 18, 2018.
10.6	Promissory Note dated October 22, 2018.
21.1	Subsidiary list
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: November 16, 2018	By:	/s/ Arthur L. Smith
Arthur L. Smith
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer	November 16, 2018
Arthur L. Smith

/s/ Antonio Estrada Jr.	Principal Accounting Officer	November 16, 2018
Antonio Estrada Jr.	Principal Finance Officer

/s/ Craig K. Clement	Director	November 16, 2018
Craig K. Clement

/s/ Maxwell A. Polinsky	Director	November 16, 2018
Maxwell A. Polinsky

EXHIBIT INDEX

Number	Description
10.3	Debenture issued to Peak One dated July 31, 2018.
10.4	Promissory Note dated October 12, 2018.
10.5	Promissory Note dated October 18, 2018.
10.6	Promissory Note dated October 22, 2018.
21.1	Subsidiary List
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes -Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

