Form 10-Q
period 2018-10-31
Digerati Technologies, Inc.
filed 2018-12-14
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
13,628,296	Common Stock $0.001 par value	December 14, 2018

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2018

SIGNATURES

 i

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2018 AND JULY 31, 2018 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2018 AND 2017 (UNAUDITED)

PAGE 3	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2018 AND 2017 (UNAUDITED)

PAGES 4-12	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 ii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	October 31,	July 31,
	2018	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$591	$388
Accounts receivable, net	193	229
Prepaid and other current assets	82	124

Total current assets	866	741

LONG-TERM ASSETS:
Intangible assets, net	2,951	3,046
Property and equipment, net	653	713
Other assets	59	59
Total assets	$4,529	$4,559

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,194	$1,177
Accrued liabilities	1,047	893
Current portion of capital lease obligations	31	30
Convertible note payable, current, net $116 and $187, respectively	656	585
Note payable, current, related party	129	126
Note payable, current, net $31 and $0, respectively	785	725
Convertible note payable, current, net $182 and $273, respectively	124	33
Deferred income	390	262
Derivative liability	772	632
Total current liabilities	5,128	4,463

LONG-TERM LIABILITIES:
Convertible debenture, net $213 and $273, respectively	47	27
Notes payable, related party, net $34 and $38, respectively	476	505
Note payable	500	500
Obligations under capital leases	56	64
Total long-term liabilities	1,079	1,096

Total liabilities	6,207	5,559

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001, 150,000,000 shares authorized, 13,116,815 and 12,775,143
issued and outstanding, respectively	13	13
Additional paid in capital	80,256	79,993
Accumulated deficit	(81,714)	(80,800)
Other comprehensive income	1	1
Total Digerati's stockholders' deficit	(1,444)	(793)
Noncontrolling interest	(234)	(207)
Total stockholders' deficit	(1,678)	(1,000)
Total liabilities and stockholders' deficit	$4,529	$4,559

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended October 31,
	2018	2017
OPERATING REVENUES:
Cloud-based hosted services	$1,522	$55

Total operating revenues	1,522	55

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	757	45
Selling, general and administrative expense	743	201
Stock compensation & warrant expense	144	56
Legal and professional fees	124	119
Bad debt	(3)	-
Depreciation and amortization expense	170	4
Total operating expenses	1,935	425

OPERATING LOSS	(413)	(370)

OTHER INCOME (EXPENSE):
Loss on derivative instruments	(139)	-
Income tax	(13)	-
Interest income (expense)	(376)	-
Total other income (expense)	(528)	-

NET LOSS INCLUDING NONCONTROLLING INTEREST	(941)	(370)

Less: Net loss attributable to the noncontrolling interest	27	-

NET LOSS ATTRIBUTABLE TO DIGERATI'S SHAREHOLDERS	$(914)	$(370)

INCOME (LOSS) PER SHARE - BASIC	$(0.07)	$(0.04)

INCOME (LOSS) PER SHARE - DILUTED	$(0.07)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	12,905,639	8,798,089

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	12,905,639	8,798,089

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended October 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(941)	$(370)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	170	4
Stock compensation and warrant expense	144	56
Bad debt recovery	(3)	-
Amortization of debt discount	259	-
Loss (Gain) on derivative liabilities	139	-
Changes in operating assets and liabilities:
Accounts receivable	39	6
Prepaid expenses and other current assets	42	(16)
Accounts payable	26	62
Accrued expenses	153	14
Deferred income	128	-
Net cash provided (used in) operating activities	156	(244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(15)	-
Net cash used in investing activities	(15)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	40	280
Borrowings from 3rd party promissory notes, net	100	-
Principal payments on related party notes, net	(31)	-
Principal payments on convertible notes, net	(40)
Principal payment on financing leases	(7)	-
Net cash provided by financing activities	62	280

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	203	36
CASH AND CASH EQUIVALENTS, beginning of period	388	673

CASH AND CASH EQUIVALENTS, end of period	$591	$709

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$89	$-
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from warrants issued with debt	$38	$-
Debt discount from common stock issued with debt	$36	$-
Common Stock issued to settle AP	$5	$-

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. ("we;" "us," "our," or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended July 31, 2018 contained in the Company’s Form 10-K filed on November 16, 2018 have been omitted.

Revenue Recognition

On August 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of August 1, 2018. Results for reporting periods beginning after August 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to the opening balance of accumulated deficit or revenues for the quarter ended October 31, 2018 as a result of applying Topic 606.

The Company recognizes cloud-based hosted services revenue, mainly from subscription services to its cloud-based hosted IP/PBX services, SIP trunking, call center applications, interactive voice response auto attendant, voice and web conferencing, call recording, simultaneous calling, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and multiple customized IP/PBX features in a hosted or cloud environment. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

Service Revenue

Service revenue from subscriptions to the Company's cloud-based technology platform is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer. Payments received in advance of subscription services being rendered are recorded as a deferred revenue. Usage fees, either bundled or not bundled, are recognized when the Company has a right to invoice. Professional services for configuration, system integration, optimization, customer training and/or education are primarily billed on a fixed-fee basis and are performed by the Company directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue is recognized over time, generally as customer services are activated.

Product Revenue

The Company recognizes product revenue for telephony equipment at a point in time, when transfer of control has occurred, which is generally upon delivery. Sales returns are recorded as a reduction to revenue estimated based on historical experience.

Disaggregation of Revenue

Summary of disaggregated revenue is as follows (in thousands):

	For the three months ended
	October 31,
	2018	2017

Service revenue	$1,474	$55
Product revenue	48	-

Total revenue	$1,522	$55

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement, for example when the initial month's services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of October 31, 2018 and July 31, 2018, were $19,405 and $12,155, respectively.

Deferred  Income

Deferred income represent billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of October 31, 2018 and July 31, 2018, were $390,000 and $262,000, respectively.

Costs to Obtain a Customer Contract

Sales commissions are paid upon collections of related revenue and are expensed during the same period.

Sales commissions for the three months ended October 31, 2018. and year ended October 31, 2017, were $10,620 and $4,000, respectively.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the three months ending October 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $81,714,000 and a working capital deficit of approximately $4,262,000 which raises doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s consolidated financial statements as of October 31, 2018 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at October 31, 2018 and July 31, 2018:

	Gross Carrying	Accumulated	Net Carrying
October 31, 2018	Value	Amortization	Amount

NetSapeins - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(6,666)	33,334
Customer relationships, 7 years	1,480,000	(117,510)	1,362,490
Marketing & Non-compete, 5 years	800,000	(80,000)	720,000

Total Define-lived Assets	2,470,000	(354,176)	2,115,824
Goodwill, Indefinite	834,828	-	834,828
Balance, October 31, 2018	$3,304,828	$(354,176)	$2,950,652

	Gross Carrying	Accumulated	Net Carrying
July 31, 2018	Value	Amortization	Amount

NetSapeins - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(4,667)	35,333
Customer relationships, 7 years	1,480,000	(64,652)	1,415,348
Marketing & Non-compete, 5 years	800,000	(40,000)	760,000

Total Define-lived Assets	2,470,000	(259,319)	2,210,681
Goodwill, Indefinite	834,828	-	834,828
Balance, July 31, 2018	$3,304,828	$(259,319)	$3,045,509

Total amortization expense for the periods ended October 31, 2018 and 2017 was approximately $94,857 and $3,750, respectively. Additional details on intangible assets are disclosed in the Company’s Form 10-K filed on November 16, 2018.

NOTE 4 – STOCK-BASED COMPENSATION

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

During the three months ended October 31, 2018, we did not issue any stock to employees.

During the three months ended October 31, 2018 we issued the following to settle accounts payables:

●	In September 2018, the Company issued an aggregate of 21,672 shares of common stock with a market value at time of issuance of $5,794. The shares were issued to settle accounts payables of $5,287 to a professional, the Company recognized a loss of $507 upon issuance of the shares. This loss is immaterial, thus presented in stock-based compensation expense on the statement of cash flows.

Digerati recognized approximately $95,000 and $51,000 in stock-based compensation expense to employees during the three months ended October 31, 2018 and 2017, respectively. Unamortized compensation cost totaled $294,000 and $34,000 at October 31, 2018 and October 31, 2017, respectively.

A summary of the stock options as of October 31, 2018 and July 31, 2018 and the changes during the three months ended October 31, 2018 and July 31,2018:

			Weighted-average
		Weighted-average	remaining contractual term
	Options	exercise price	(years)

Outstanding at July 31, 2018	3,415,000	$0.33	4.58
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at October 31, 2018	3,415,000	$0.33	3.97
Exercisable at October 31, 2018	2,448,701	$0.30	3.97

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the three months and the exercise price, multiplied by the number of in-the-money options) of the 3,415,000 and 3,415,000 stock options outstanding at October 31, 2018 and July 31, 2018 was $34,500 and $706,372, respectively.

The aggregate intrinsic value of 2,448,701 and 2,006,111 stock options exercisable at October 31, 2018 and July 31, 2018 was $34,500 and $587,389, respectively.

NOTE 5 – NON-STANDARDIZED PROFIT-SHARING PLAN

We currently provide a Non-Standardized Profit-Sharing Plan ("Plan"), adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $54,000 per year. Contributions under the plan are fully vested upon funding. During the three months ended October 31, 2018 and October 31, 2017, the Company did not make any contributions under the plan.

NOTE 6 – WARRANTS

During the three months ended October 31, 2018, the Company issued the following warrants:

The Company secured $40,000 from an accredited investor under a private placement and issued 80,000 shares of its common stock at a price of $0.50 per share and warrants to purchase an additional 15,000 shares of its common stock at an exercise price of $0.50 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments. The Company adopted a sequencing policy, and determined that the warrants with fixed exercise price were excluded from derivative consideration.

In October 2018, Digerati issued 200,000 warrants under an extension of payments to an existing promissory note, with a current principal balance of $75,000, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $38,000 and was recognized as a discount on the promissory note, the company will amortize the fair market value as interest expense over 3 months. The Company adopted a sequencing policy, and determined that the warrants with fixed exercise price were excluded from derivative consideration.

The fair market value of all warrants issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	153.99% - 237.00%
Risk-free interest rate	2.05% -2.93%
Expected term	3.0 - 5.0 years

A summary of the warrants as of October 31, 2018 and July 31, 2018 and the changes during the three months ended October 31, 2018 and July 31, 2018 are presented below:

			Weighted-average
		Weighted-average	remaining contractual term
	Warrants	exercise price	(years)

Outstanding at July 31, 2017	510,000	$0.29	2.87
Granted	2,010,000	$0.26	3.34
Exercised	(150,000)	$0.10	3.00
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2018	2,370,000	$0.28	2.90
Granted	215,000	$0.13	3.00
Exercised	-	-	-
Forfeited and cancelled	(240,000)	$0.15	3.43
Outstanding at October 31, 2018	2,345,000	$0.34	2.60
Exercisable at October 31, 2018	2,045,000	$0.24	2.48

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 2,345,000 and 2,370,000 warrants outstanding at October 31, 2018 and July 31, 2018 was $205,000 and $607,557, respectively.

During the three months ended October 31, 2018, we cancelled 240,000 warrants with an exercise price of $0.15. Additionally, the Company issued 240,000 common shares to replace these warrants, in conjunction with two promissory notes with a principal balance of $50,000, in addition at the time of issuance we recognized a discount of $36,000.

The aggregate intrinsic value of 2,045,000 and 2,070,000 warrants exercisable at October 31, 2018 and July 31, 2018 was $205,000 and $597,927, respectively.

In December 2017, Digerati issued 100,000 warrants to a consultant for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.50. Under a Black-Scholes valuation the fair market value of the warrants at time of issuance was approximately $49,000, the company will amortize the fair market value as warrant expense over 12 months. Additionally, Digerati committed to issue 100,000 warrants if the Company’s stock price traded at $0.75 per share for 10 consecutive days, to issue 100,000 warrants if the Company’s stock price traded at $1.00 per share for 10 consecutive days, and to issue 100,000 warrants if the Company’s stock price traded at $1.25 per share for 10 consecutive days. Under a Black-Scholes valuation the fair market value of the warrants at time of issuance was approximately $143,000, the company will amortize the fair market value as warrant expense over 12 months. During the three months ended October 31, 2018 and 2017, the Company amortized $48,000 and $0, respectively in warrant expense related to these warrants. Unamortized warrant expense totaled $16,000 and $0, respectively as of October 31, 2018 and October 31, 2017.

NOTE 7 – EQUITY

During the three months ended October 31, 2018, the Company issued the following shares of common stock:

On August 1, 2018, the Company secured $40,000 from an accredited investor under a private placement and issued 80,000 shares of its common stock at a price of $0.50 per share and warrants to purchase an additional 15,000 shares of its common stock at an exercise price of $0.50 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments. The Company adopted a sequencing policy, and determined that the warrants with fixed exercise price were excluded from derivative consideration.

On September 28, 2018, the Company issued an aggregate of 21,672 shares of common stock with a market value at time of issuance of $5,794. The shares were issued to settle accounts payables of $5,287 to a professional, the Company recognized a loss of $507 upon issuance of the shares. This loss is immaterial, thus presented in stock-based compensation expense on the statement of cash flows.

On October 12, 2018, the Company issued a promissory note for $25,000, bearing interest at a rate of 8% per annum, with maturity date of November 12, 2018. In conjunction with the Note, the Company issued 140,000 common shares, the shares vested at time of issuance, these shares replace previously issued warrants with an exercise price of $0.15, therefore the exercise price of $21,000 was recognized as a discount on the promissory note. The company will amortize the fair market value as interest expense over the term of the note.

On October 18, 2018, the Company issued a promissory note for $25,000, bearing interest at a rate of 8% per annum, with maturity date of November 18, 2018. In conjunction with the Note, the Company issued 100,000 common shares, the shares vested at time of issuance, these shares replace previously issued warrants with an exercise price of $0.15, therefore the exercise price of $15,000 was recognized as a discount on the promissory note. The company will amortize the fair market value as interest expense over the term of the note.

NOTE 8 - DEBT

Non-convertible - debt

On October 12, 2018, the Company issued a promissory note for $25,000, bearing interest at a rate of 8% per annum, with maturity date of November 12, 2018. In conjunction with the promissory note, the Company issued 140,000 common shares, the shares vested at time of issuance, these shares replace previously issued warrants with an exercise price of $0.15, therefore the exercise price of $21,000 was recognized as a discount on the promissory note. The Company will amortize the fair market value as interest expense over the term of the note. During the three months ended October 31, 2018, the Company amortized $14,334 of the debt discount as interest expense related to the note. The total principal outstanding and unamortized discount as of October 31, 2018 were $25,000 and $6,666, respectively.

On October 18, 2018, the Company issued a promissory note for $25,000, bearing interest at a rate of 8% per annum, with maturity date of November 18, 2018. In conjunction with the promissory note, the Company issued 100,000 common shares, the shares vested at time of issuance, these shares replace previously issued warrants with an exercise price of $0.15, therefore the exercise price of $15,000 was recognized as a discount on the promissory note. During the three months ended October 31, 2018, the Company amortized $12,500 of the debt discount as interest expense related to the note. The total principal outstanding and unamortized discount as of October 31, 2018 were $25,000 and $2,500, respectively.

On October 22, 2018, the Company issued a promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. As of October 31, 2018, the outstanding principal balance was $50,000.

Notes payable, related party

On April 30, 2018, Shift8 Technologies, Inc. ("Shift8") entered into a convertible promissory note for $525,000 with an effective annual interest rate of 8% and a maturity date of April 30, 2020. With a principal payment of $100,000 due on June 1, 2018 and a principal payment of $280,823 due on April 30, 2020. Payment are based on a 60-month repayment schedule. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under the Note or the Pledge and Escrow Agreement; or (ii) mutual agreement between the Borrower and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, Premium, if applicable, and any other sums due and payable hereunder (such total amount, the “Conversion Amount”) into shares of Common Stock (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) a conversion price of $1.50 per share of Common Stock, which price shall be indicated in the conversion notice (in the form attached hereto as Exhibit “B”, the “Conversion Notice”) (the denominator) (the “Conversion Price”). The Holder shall submit a Conversion Notice indicating the Conversion Amount, the number of Conversion Shares issuable upon such conversion, and where the Conversion Shares should be delivered. The promissory note is secured by a Pledge and Escrow Agreement, whereby Shift8 agreed to pledge 51% of the securities owned in T3 until the principal payment is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $19,000 and was recognized as a discount on the promissory note, the company amortized $1,688 as interest expense during the three months ended October 31, 2018. During the three months ended October 31, 2018, the Company paid $18,000 of the principal balance. The total principal outstanding and unamortized discount as of October 31, 2018 were $388,000 and $12,000, respectively. One of the note holders also serves as President, CEO and Board Member of T3 Communications, Inc., one of our operating subsidiaries.

On May 1, 2018, Shift8 entered into a promissory note for $275,000 with an effective annual interest rate of 0% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by Shift8 in T3, the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $27,000 and was recognized as a discount on the promissory note, the company amortized $2,000 as interest expense during the three months ended October 31, 2018. During the three months ended October 31, 2018, the Company paid $13,000 of the principal balance. The total principal outstanding and unamortized discount as of October 31, 2018 were $250,000 and $22,000, respectively. The note holder also serves as Board Member of T3 Communications, Inc., one of our operating subsidiaries.

Convertible debt non-derivative

In March 2018, the Company entered into two (2) Promissory Notes (the "Notes") for $250,000 each, bearing interest at a rate of 12% per annum. The Notes have a maturity date of September 15, 2018, provided, however, the Company shall have the right to request that the maturity date to be extended by one (1) additional period of ninety (90) days, until December 14, 2018. The Notes are payable every month, commencing April 15, 2018, in monthly payments of interest only and a single payment of the principal amount outstanding plus accrued interest on September 15, 2018. The Company agreed to repay the Notes from the proceeds from the Company's current private placement. As proceeds from the Private Placement are received, the Company shall direct all funds to the Note Holders until the principal amount outstanding and accrued interest are paid in full. In addition, on March 15, 2018, the Company entered into a Note Conversion Agreement (the "Agreement") with the Note holders, whereby, the holders may elect to convert up to 50% of the principal amount outstanding on the Notes into Common Stock of Digerati at any time after 90 days of funding the Notes. The Conversion Price shall be the greater of: (i) the Variable Conversion Price (as defined herein) or (ii) the Fixed Conversion Price (as defined herein). The "Variable Conversion Price" shall be equal to the average closing price for Digerati's Common Stock (the “Shares”) for the ten (10) Trading Day period immediately preceding the Conversion Date. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The "Fixed Conversion Price" shall mean $0.50. In conjunction with the notes, the Company issued 300,000 warrants, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $127,000 and was recognized as a discount on the promissory notes, the company amortized $43,457 as a non-cash interest during the period ended October 31, 2018. The total principal outstanding and unamortized discount as of October 31, 2018 were $500,000 and $41,000, respectively.

On June 19, 2018, the Company entered into various Promissory Notes (the "Notes") for $272,000, bearing interest at a rate of 10% per annum, with maturity date of April 10, 2019. In conjunction with the Notes, the Company issued 255,000 warrants under the promissory notes, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $119,000 and was recognized as a discount on the promissory notes. The company amortized $33,892 as interest expense during the three months ended October 31, 2018. The total principal outstanding and unamortized discount as of October 31, 2018 were $272,000 and $75,000, respectively.

Convertible debt - derivative

During the three months ended October 31, 2018, the Company redeemed $40,000 of the principal outstanding under the convertible debenture, dated January 12, 2018 with Peak One Opportunity Fund, L. P., at a redemption price of $56,000. The Company recognized the deference between the redemption price and principal balance paid as interest expense of $16,000 during the three months ended October 31, 2018. In addition, during the three months ended October 31, 2018, the Company amortized $44,000 of the debt discount as interest expense related to the convertible debenture. The total principal outstanding and unamortized discount as of October 31, 2018 were $40,000 and $35,863, respectively

During the three months ended October 31, 2018, the Company amortized $16,066 of the debt discount as interest expense related to the convertible debenture, dated July 31, 2018 with Peak One Opportunity Fund L.P. The total principal outstanding and unamortized discount as of October 31, 2018 were $220,000 and $176,732, respectively.

During the three months ended October 31, 2018, the Company amortized $90,834 of the debt discount as interest expense related to the convertible note, dated May 30, 2018 with Firstfire Global Opportunities Fund, LLC. The total principal outstanding and unamortized discount as of October 31, 2018 were $305,556 and $181,666, respectively.

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

Our derivative liabilities as of October 31, 2018 and July 31, 2018 were $771,524 and $632,268, respectively.

The fair market value of all derivatives during the three months ended October 31, 2018 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	165.84% - 179.03%
Risk-free interest rate	2.21% -2.93%
Expected term	0.58 - 2.75 years

Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2018	$632,268
Derivative loss	139,256
Balance at October 31, 2018	$771,524

9 – SUBSEQUENT EVENTS

On November 14, 2018, the Company received $75,000 for the issuance of 258,621 shares of Common Stock. At the time of issuance the shares of Common Stock were priced at $0.29.

On November 21, 2018, the Company entered into an Amendment to the Convertible Promissory Note dated May 30, 2018 with FirstFire Global Opportunity Fund, LLC. ("FirstFire"). Under the Amendment FirstFire agreed to extend the "conversion period" from 180 days after the issuance date to 210 days after the issuance date. No other changes were made to the Convertible Promissory Note. In conjunction with the Amendment, the Company issued 85,000 shares of Common Stock at price per share of $0.28.

On November 26, 2018, Peak One Opportunity Fund, L. P., converted $20,000 of the principal outstanding under the convertible debenture dated January 12, 2018. At the time of conversion, the Company issued 139,860 shares of Common Stock at a price per share of $0.14.

On December 7, 2018, the Company secured a promissory note for $28,000, bearing interest at a rate of 0% per annum, with maturity date of January 22, 2019. In conjunction with the note, the Company issued 28,000 shares of Common Stock, the shares vested at time of issuance. The relative fair market value of the shares of Common Stock at time of issuance was approximately $5,000 and was recognized as a discount on the promissory note, the company will amortize the fair market value as interest expense over the term of the note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “plan,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 filed with the Securities and Exchange Commission on November 16, 2018.

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three months ended October 31, 2018 and 2017. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018 filed with the Securities and Exchange Commission on November 16, 2018. For purposes of the following discussion, fiscal 2019 or 2019 refers to the year ended July 31, 2019 and fiscal 2018 or 2018 refers to the year ended July 31, 2018.

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

The adoption of cloud communication services is being driven by the convergence of several market trends, including the increasing costs of maintaining installed legacy communications systems, the fragmentation resulting from use of multiple on-premise systems, and the proliferation of personal smart-phones used in the workplace. Today, businesses are increasingly looking for an affordable path to modernizing their communications system to improve productivity, business performance and customer experience.

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

Results of Operations

Three Months ended October 31, 2018 Compared to Three Months ended October 31, 2017

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $1,467,000, or 2667% from the three months ended October 31, 2017 to the three months ended October 31, 2018. The increase in revenue between periods is primarily attributed to the increase in total customers acquired from the acquisitions of T3 Communications, Inc. and Synergy Telecom's assets. Our total number of customers increased from 51 customers at the end of the three months ended October 31, 2017 to 638 customers at the end of the three months ended October 31, 2018. Additionally, our average monthly revenue per customer increased from $333 for the three months ended October 31, 2017 to $792 for the three months ended October 31, 2018.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $712,000, or 1582%, from the three months ended October 31, 2017 to the three months ended October 31, 2018. The increase in cost of services between periods is primarily attributed to the additional costs arising from our acquisitions and the acquired customers. Although our consolidated cost of services increases between periods, our consolidated gross margin increased from 18% during the three months ended October 31, 2017 to 50% during the tree moths ended October 31, 2018. The increase in gross margin between periods is attributed to a higher concentration of enterprise customers revenue, which generate a higher margin than services provided via resellers.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $542,000, or 270%, from the three months ended October 31, 2017 to the three months ended October 31, 2018. The increase in SG&A expenses between periods is primarily attributed to the additional salaries and other employee related expenses of approximately $436,000 attributable to the T3 Communications, Inc. acquisition and $105,000 increase in additional salaries and other related expenses attributable to the asset acquisition from Synergy Telecom.

Stock Compensation. Stock compensation expense increased by $88,000, from the three months ended October 31, 2017 to the three months ended October 31, 2018. The increase between periods is attributed to the recognition of stock option expense of $96,000 recognized during the three months ended October 31, 2018 associated with the stock options awarded to various employees during FY2017 and FY2018. The Company also recognized $48,000 in warrant expense for warrants issued for professional services during the period ended October 31, 2018.

Legal and professional fees. Legal and professional fees increased by $5,000, or 4%, from three months ended October 31, 2017 to the three months ended October 31, 2018.

Bad debt. Bad debt improved by $3,000 between periods. During the three months ended October 31, 2018 the Company recognized a recovery of bad debt of $3,000 for accounts that were previously deemed uncollectable.

Depreciation and amortization. Depreciation and amortization increased by $166,000, from the three months ended October 31, 2017 to the three months ended October 31, 2018, mainly due to increase in amortization expense and depreciation expense related to the intangible and tangible assets obtained in the acquisitions of T3 Communications Inc., and Synergy Telecom during fiscal 2018.

Operating loss. The Company reported an operating loss of $413,000 for the three months ended October 31, 2018 compared to an operating loss of $370,000 for the three months ended October 31, 2017. The increase in operating loss between periods is primarily due to the increase of $542,000 in SG&A, the increase of $88,000 in stock compensation expense, the increase of $5,000 in legal and professional fees, and the increase of $166,000 in depreciation and amortization expense. The increase was offset between periods by the increase in gross margin of $755,000 and the recognition of $3,000 in recovery of bad debt for accounts that were previously deemed uncollectable.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments increased by $139,000 between periods. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized a loss between periods.

Income tax expense. During the three months ended October 31, 2018, the Company recognized an income tax expense of $13,000. The primary reason for the income tax expense is due to the accrual of state income tax.

Interest expense. Interest income (expense) increased by $376,000 from the three months ended October 31, 2017 to the three months ended October 31, 2018. The primary reason for the increase in interest expenses is attributed to the recognition of non-cash interest / accretion expense of $259,000 related to the adjustment to the present value of various convertible notes and debentures. Additionally, the company recognized $89,000 in interest expense for cash interest payments on various promissory notes, accrual of $30,000 for interest expense for various promissory notes and interest income of $2,000.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the three months ended October 31, 2018 was $941,000 compared to a net loss for the three months ended October 31, 2017 of $370,000. The increase in net loss including noncontrolling interest between periods is primarily due to the increase of $542,000 in SG&A, the increase of $88,000 in stock compensation expense, the increase of $5,000 in legal and professional fees, the increase of $166,000 in depreciation and amortization expense, the increase in loss on derivative instruments of $139,000 and the increase in interest expense of $376,000. The increase was offset between periods by the increase in gross margin of $755,000 and the recognition of $3,000 in recovery of bad debt for accounts that were previously deemed uncollectable.

Noncontrolling interest. During the three months ended October 31, 2018, the consolidated entity recognized a gain on noncontrolling interest of $27,000. The noncontrolling interest is presented as a separate line item in the Company's stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati's shareholders. Net loss for the three months ended October 31, 2018 was $914,000 compared to a net loss for the three months ended October 31, 2017 of $370,000. The increase in net loss between periods is primarily due to the increase of $542,000 in SG&A, the increase of $88,000 in stock compensation expense, the increase of $5,000 in legal and professional fees, the increase of $166,000 in depreciation and amortization expense, the increase in loss on derivative instruments of $139,000 and the increase in interest expense of $376,000. The increase was offset between periods by the increase in gross margin of $755,000 and the recognition of $3,000 in recovery of bad debt for accounts that were previously deemed uncollectable.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $591,000 as of October 31, 2018. Net cash provided by operating activities during the three months ended October 31, 2018 was approximately $156,000, primarily as a result of operating expenses, that included $144,000 in stock compensation and warrant expense, depreciation and amortization expense of $170,000. Additionally, we had an increase of $26,000 in accounts payable, increase in accrued expenses of $153,000, decrease in accounts receivables of $39,000, increase in deferred income of $128,000 and a decrease in prepaid expenses and other current assets of $42,000.

Cash used in investing activities during the three months ended October 31, 2018 was $15,000, which included $15,000 of cash paid for the purchase of equipment.

Cash provided by financing activities during the three months ended October 31, 2018 was $62,000, the Company secured $40,000 from an accredited investor through the issuance of 80,000 restricted common shares with a price of $0.50 per share and 15,000 warrants with an exercise price of $0.50 per share. In addition, the Company secured $100,000 from 3rd party promissory notes. Also, the Company made principal payments of $31,000 on related notes, $40,000 in principal payments on convertible notes, and $7,000 in principal payments on financing leases. Overall, our net operating, investing and financing activities during the three months ended October 31, 2018 provided approximately $203,000 of our available cash.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2019 we anticipate reducing fixed costs and general expenses, in addition, certain members of our management team have taken a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to invest in a new marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers to tap into new sources of revenue streams, we have also secured various agent agreements to accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees. During the year ended fiscal 2018, the Company acquired T3 Communications, Inc., a leading provider of cloud communication and Internet broadband solutions in Southwest Florida. The acquisition of T3 allowed the Company to accelerate its revenue growth and expand into new markets.

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

Our current cash expenses are expected to be approximately $95,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of October 31, 2018, our total liabilities were approximately $6,207,000, which included $772,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations during Fiscal 2019. We used proceeds secured from 3rd party promissory notes to pay existing notes and we anticipate raising additional debt financing to meet our working capital needs.

During Fiscal 2019, the Company raised $40,000 through the issuance of 80,000 shares of common stock and three-year warrants to purchase 15,000 shares of common stock at $0.50 per share.

Digerati’s consolidated financial statements for the three months ending October 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $81,714,000 and a working capital deficit of approximately $4,262,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended October 31, 2018, our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO") evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

None

Item 1A. Risk Factors.

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2018, the Company secured $40,000 from an accredited investor under a private placement and issued 80,000 shares of its common stock at a price of $0.50 per share and warrants to purchase an additional 15,000 shares of its common stock at an exercise price of $0.50 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments.

In September 2018, the Company issued an aggregate of 21,672 shares of common stock with a market value at time of issuance of $5,794. The shares were issued to settle accounts payables with a professional, the Company recognized a loss of $507 upon issuance of the shares, this loss is immaterial, thus presented in stock-based compensation expense on the statement of cash flows.

In October 2018, the Company secured promissory note for $25,000, bearing interest at a rate of 8% per annum, with maturity date of November 12, 2018. In conjunction with the Note, the Company issued 140,000 common shares, the shares vested at time of issuance, these shares replace previously issued warrants with an exercise price of $0.15, therefore the exercise price of $21,000 was recognized as a discount on the promissory note. The company will amortize the fair market value as interest expense over the term of the note.

In October 2018, the Company secured a promissory note for $25,000, bearing interest at a rate of 8% per annum, with maturity date of November 18, 2018. In conjunction with the Note, the Company issued 100,000 common shares, the shares vested at time of issuance, these shares replace previously issued warrants with an exercise price of $0.15, therefore the exercise price of $15,000 was recognized as a discount on the promissory note. The company will amortize the fair market value as interest expense over the term of the note.

In November 2018, the Company received $75,000 for the issuance of 258,621 shares of Common Stock. At the time of issuance the shares of Common Stock were priced at $0.29.

In November 2018, the Company entered into an Amendment to the Convertible Promissory Note dated May 30, 2018 with FirstFire Global Opportunity Fund, LLC. ("FirstFire"). Under the Amendment FirstFire agreed to extend the "conversion period" from 180 days after the issuance date to 210 days after the issuance date. No other changes were made to the Convertible Promissory Note. In conjunction with the Amendment, the Company issued 85,000 shares of Common Stock at price per share of $0.28.

In November 2018, Peak One Opportunity Fund, L. P., converted $20,000 of the principal outstanding under the convertible debenture dated January 12, 2018. At the time of conversion, the Company issued 139,860 shares of Common Stock at a price per share of $0.14.

In December 2018, the Company entered secured a promissory note for $28,000, bearing interest at a rate of 0% per annum, with maturity date of January 22, 2019. In conjunction with the note, the Company issued 28,000 shares of Common Stock, the shares vested at time of issuance. The relative fair market value of the shares of Common Stock at time of issuance was approximately $5,000 and was recognized as a discount on the promissory note, the company will amortize the fair market value as interest expense over the term of the note.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 5.  Other Information.

None

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1	Promissory Note for $25,000 dated October 12, 2018.

10.2	Promissory Note for $25,000 dated October 18, 2018.

10.3	Promissory Note for $50,000 and Pledge and Security Agreement dated October 22, 2018.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: December 14, 2018	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: December 14, 2018	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)