Form 10-Q/A
period 2017-10-31
Digerati Technologies, Inc.
filed 2019-02-13
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-25753

DIGERATI TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	74-2849995
(State or Other Jurisdiction of Incorporation o Organization)	(IRS Employer Identification No.)

1600 NE Loop 410, Suite 126 San Antonio, Texas	78209
Address of Principal Executive Offices	Zip Code

(210) 614-7240
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of December 19, 2017, was 9,458,556.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2017 (the “Form 10-Q”) of Digerati Technologies, Inc. is being filed solely for the purpose of furnishing Exhibit 101 (Interactive Data File) to the Form 10-Q, which was not included in the original filing of the Form 10-Q with the Securities and Exchange Commission on December 20, 2017 (the “Original Filing Date”).

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-Q.

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