Form 10-Q/A
period 2018-01-31
Digerati Technologies, Inc.
filed 2019-02-13
CIK 1014052

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of March 22, 2018, was 11,128,781.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2018 (the “Form 10-Q”) of Digerati Technologies, Inc. is being filed solely for the purpose of furnishing Exhibit 101 (Interactive Data File) to the Form 10-Q, which was not included in the original filing of the Form 10-Q with the Securities and Exchange Commission on March 22, 2018 (the “Original Filing Date”).

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