Form 10-K/A
period 2018-07-31
Digerati Technologies, Inc.
filed 2019-04-26
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

There were 13,095,143 shares of issuer’s Common Stock outstanding as of November 12, 2018

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended July 31, 2018 (the “Form 10-K”), filed with the SEC on November 16, 2018 (“Original Filing Date”), of Digerati Technologies, Inc. ("Digerati") solely for the purpose of amending and restating in its entirety Part II, Item 9A. to clarify that our internal controls over financial reporting were not effective as of July 31, 2018.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing.

i

INDEX

PART II

Item 9A.	Controls and Procedures	1

SIGNATURES		3

ii

PART II

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As of July 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls over financial reporting were not effective based on the COSO criteria. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses

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

Management's Remediation Initiatives

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

Changes in internal controls over financial reporting

There have been no other significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the period covered by this report, as there has been no implementation to date of processes and/or procedures to remedy internal control weaknesses and deficiencies.

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to management's reports on the Company's internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: April 26, 2019	By:	/s/ Arthur L. Smith
	Name: Title	Arthur L. Smith President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: April 26, 2019	By:	/s/ Antonio Estrada Jr.
	Name: Title	Antonio Estrada Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

3