Form 10-Q/A
period 2019-01-31
Digerati Technologies, Inc.
filed 2019-04-26
CIK 1014052

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of March 18, 2019, was 18,029,798.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2019 (the “Form 10-Q”) originally filed on March 18, 2019 (“Original Filing Date”) of Digerati Technologies, Inc. ("Digerati") for the purpose of amending and restating in its entirety Part I, Item 4. to amend the conclusion regarding the adequacy of Digerati's disclosure controls and procedures as of January 31, 2019.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

i

INDEX

PART I

Item 4.	Controls and Procedures	1

SIGNATURES		2

ii

Part I

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended January 31, 2019, our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO") evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as there has been no implementation to date of processes and/or procedures to remedy internal control weaknesses and deficiencies.

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

2