Form 10-Q
period 2019-04-30
Digerati Technologies, Inc.
filed 2019-06-14
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 001-15687

DIGERATI TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	74-2849995
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 NE Loop 410, Suite 126 San Antonio, Texas	78209
(Address of Principal Executive Offices)	(Zip Code)

(210) 614-7240

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

N/A	N/A	N/A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting Company ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
19,778,705	Common Stock $0.001 par value	June 12, 2019

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2019

i

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2019 AND JULY 31, 2018 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE & NINE MONTHS ENDED APRIL 30, 2019 AND 2018 (UNAUDITED)

PAGE 3-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED APRIL 30, 2019 AND 2018 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2019 AND 2018 (UNAUDITED)

PAGES 6-18	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	April 30,	July 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$460	$388
Accounts receivable, net	245	229
Prepaid and other current assets	80	124
Deposits	55	-

Total current assets	840	741

LONG-TERM ASSETS:
Intangible assets, net	2,736	3,046
Property and equipment, net	535	713
Other assets	58	59

Total assets	$4,169	$4,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,173	$1,177
Accrued liabilities	1,432	893
Current portion of capital lease obligations	32	30
Convertible note payable, current, net $11 and $187, respectively	761	585
Note payable, current, related party	425	126
Note payable, current, net $0 and $0, respectively	1,200	725
Convertible note payable, current, net $345 and $273, respectively	235	33
Deferred income	314	262
Derivative liability	1,303	632
Total current liabilities	6,875	4,463

LONG-TERM LIABILITIES:
Convertible debenture, net $99 and $273, respectively	51	27
Notes payable, related party, net $27 and $38, respectively	147	505
Note payable	-	500
Obligations under capital leases	40	64
Total long-term liabilities	238	1,096

Total liabilities	7,113	5,559

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized, 50,000 and 0 issued and outstanding, respectively	-	-
Common stock, $0.001, 150,000,000 shares authorized, 18,876,431 and 12,775,143 issued and outstanding, respectively	19	13
Additional paid in capital	81,764	79,993
Accumulated deficit	(84,434)	(80,800)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(2,650)	(793)
Noncontrolling interest	(294)	(207)
Total stockholders’ deficit	(2,944)	(1,000)
Total liabilities and stockholders’ deficit	$4,169	$4,559

See accompanying notes to unaudited consolidated financial statements

  DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS

  (In thousands, except per share amounts, unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Cloud-based hosted services	$1,485	$196	$4,493	$403

Total operating revenues	1,485	196	4,493	403

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	770	106	2,322	249
Selling, general and administrative expense	875	332	2,309	830
Stock compensation & warrant expense	345	354	731	1,328
Legal and professional fees	95	68	305	359
Bad debt	-	-	(3)	-
Depreciation and amortization expense	167	50	505	89
Total operating expenses	2,252	910	6,169	2,855

OPERATING LOSS	(767)	(714)	(1,676)	(2,452)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	903	47	(594)	155
Income tax	(10)	-	(37)	-
Interest income (expense)	(376)	(41)	(1,414)	(250)
Total other income (expense)	517	6	(2,045)	(95)

NET LOSS INCLUDING NONCONTROLLING INTEREST	(250)	(708)	(3,721)	(2,547)

Less: Net loss attributable to the noncontrolling interest	29	-	87	-

NET LOSS	$(221)	$(708)	$(3,634)	$(2,547)

Deemed dividend on Series A Convertible preferred stock	(2)	-	(2)	-

NET LOSS ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(223)	$(708)	$(3,636)	$(2,547)

INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.01)	$(0.06)	$(0.24)	$(0.26)

INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.01)	$(0.06)	$(0.24)	$(0.26)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	18,184,442	11,063,326	15,163,082	9,903,152

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	18,184,442	11,063,326	15,163,082	9,903,152

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Nine-Month Period Ended April 30, 2019

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Convertible Preferred		Common		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Shares	Par	Capital	Deficit	Income	Equity	Interest	Totals
BALANCE, July 31, 2018	-		12,775,143	$13	$79,993	$(80,800)	$1	$(793)	$(207)	$(1,000)
Amortization of employee stock options	-		-	-	95	-	-	95	-	95
Stock issued for AP settlement	-		21,672	-	6	-	-	6	-	6
Stock issued for cash	-	-	80,000	-	47	-	-	47	-	47
Stock issued, for debt	-		240,000	-	36	-	-	36	-	36
Value of warrants issued	-		-	-	79	-	-	79	-	79
Net Ioss	-		-	-	-	(914)	-	(914)	(27)	(941)
BALANCE, October 31, 2018	-	-	13,116,815	$13	$80,256	$(81,714)	$1	$(1,444)	$(234)	$(1,678)
Amortization of employee stock options	-		-	-	41	-	-	41	-	41
Stock issued for services, to employees	-		635,156	1	113	-	-	114	-	114
Stock issued for services	-		200,000	-	70	-	-	70	-	70
Stock issued for AP settlement	-		56,327	-	18	-	-	18	-	18
Stock issued for cash	-	-	258,621	-	75	-	-	75	-	75
Stock issued, for debt	-		28,000	-	-	-	-	-	-	-
Stock issued for convertible debt	-		1,642,020	2	225	-	-	227	-	227
Stock issued, extension of debt	-		105,000	-	24	-	-	24	-	24
Value of warrants issued	-		-	-	16	-	-	16	-	16
Net Ioss	-		-	-	-	(2,499)	-	(2,499)	(31)	(2,530)
BALANCE, January 31, 2019	-	-	16,041,939	$16	$80,838	$(84,213)	$1	$(3,358)	$(265)	$(3,623)
Amortization of employee stock options	-		-	-	153	-	-	153	-	153
Stock issued for services	-		725,000	1	178	-	-	179	-	179
Stock issued for AP settlement	-		60,715	-	13	-	-	13	-	13
Stock issued for cash	-	-	600,000	1	149	-	-	150	-	150
Preferred stock issued for cash	50,000	-	-	-	50	-	-	50	-	50
Stock issued for convertible debt	-		1,288,777	1	360	-	-	361	-	361
Stock issued, extension of debt	-		85,000	-	16	-	-	16	-	16
Stock issued, exercise of warrants	-		75,000	-	7	-	-	7	-	7
Beneficial conversion feature on convertible preferred stock	-		-	-	2	-	-	2	-	2
Deemed dividend on Series A Convertible preferred stock	-		-	-	(2)	-	-	(2)	-	(2)
Net loss	-		-	-	-	(221)	-	(221)	(29)	(250)
BALANCE, April 30, 2019	50,000	-	18,876,431	$19	$81,764	$(84,434)	$1	$(2,650)	$(294)	$(2,944)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Nine-Month Period Ended April 30, 2018

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Convertible Preferred		Common		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Shares	Par	Capital	Deficit	Income	Equity	Interest	Totals
BALANCE, July 31, 2017	-		8,386,056	$8	$76,986	$(77,637)	$1	$(642)	$-	$(642)
Amortization of employee stock options	-		-	-	51	-	-	51	-	51
Stock issued for services	-		12,500	-	4	-	-	4	-	4
Stock issued for cash	-		560,000	1	280	-	-	281	-	281
Net loss	-		-	-	-	(370)	-	(370)	-	(370)
BALANCE, October 31, 2017	-	-	8,958,556	$9	$77,321	$(78,007)	$1	$(676)	$-	$(676)
Amortization of employee stock options	-		-	-	72	-	-	72	-	72
Stock issued for services, to employees	-		1,160,225	1	446	-	-	447	-	447
Stock issued for services	-		100,000	-	40	-	-	40	-	40
Stock issued for convertible debt	-		250,000	-	-	-	-	-	-	-
Stock issued for Acquisition	-		500,000	1	175	-	-	176	-	176
Value of warrants issued	-		-	-	283	-	-	283	-	283
Net loss	-		-	-	-	(1,468)	-	(1,468)	-	(1,468)
BALANCE, January 31, 2018	-	-	10,968,781	$11	$78,337	$(79,475)	$1	$(1,126)	$-	$(1,126)
Amortization of employee stock options	-		-	-	82	-	-	82	-	82
Stock issued for cash	-		160,000	-	80	-	-	80	-	80
Value of warrants issued	-		-	-	272	-	-	272	-	272
Net loss	-		-	-	-	(709)	-	(709)	-	(709)
BALANCE, April 30, 2018	-	-	11,128,781	$11	$78,771	$(80,184)	$1	$(1,401)	$-	$(1,401)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended April 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,721)	$(2,547)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	505	89
Stock compensation and warrant expense	716	1,328
Bad debt recovery	(3)	-
Loss on AP settled with stock	5	-
Interest expense from stock issued for debt extension	24	-
Amortization of debt discount	959	242
Loss (Gain) on derivative liabilities	594	(155)
Changes in operating assets and liabilities:
Accounts receivable	(13)	7
Escrow deposit related to acquisition	(55)	(1,495)
Prepaid expenses and other current assets	45	(28)
Accounts payable	54	106
Accrued expenses	539	115
Deferred income	52	-
Net cash provided (used in) operating activities	(299)	(2,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of VoIP assets	-	(125)
Cash paid in acquisition of equipment	(43)	-
Net cash used in investing activities	(43)	(125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock and warrants	322	360
Borrowings from convertible debt, net of original issuance cost and discounts	509	159
Borrowings from related party note, net	25	-
Borrowings from 3rd party promissory notes, net	100	2,233
Principal payments on convertible notes, net	(301)	-
Principal payments on related party notes, net	(94)	-
Principal payments on 3rd party promissory notes, net	(125)	(235)
Principal payment on financing leases	(22)	-
Net cash provided by financing activities	414	2,517

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72	54
CASH AND CASH EQUIVALENTS, beginning of period	388	673

CASH AND CASH EQUIVALENTS, end of period	$460	$727

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$355	$7
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$509	$-
Debt discount from warrants issued with debt	$38	$-
Debt discount from common stock issued with debt	$36	$-
Common Stock issued for debt conversion	$155	$-
Derivative liability resolved to APIC due to debt conversion	$432	$-
Deemed dividend on Series A Convertible preferred stock	$2	$-
Common Stock issued for debt extension	$17	$-

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

Revenue Recognition

On August 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of August 1, 2018. Results for reporting periods beginning after August 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to the opening balance of accumulated deficit or revenues for the nine months ended April 30, 2019 as a result of applying Topic 606.

The Company recognizes cloud-based hosted services revenue, mainly from subscription services for its cloud telephony applications that includes hosted IP/PBX services, SIP trunking, call center applications, auto attendant, voice and web conferencing, call recording, messaging, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and other customized applications. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery services. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

Service Revenue

Service revenue from subscriptions to the Company’s cloud-based technology platform is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer. Payments received in advance of subscription services being rendered are recorded as a deferred revenue. Usage fees, either bundled or not bundled, are recognized when the Company has a right to invoice. Professional services for configuration, system integration, optimization, customer training and/or education are primarily billed on a fixed-fee basis and are performed by the Company directly. Alternatively, customers may choose to perform these services themselves or engage their own third-party service providers. Professional services revenue is recognized over time, generally as services are activated for the customer.

Product Revenue

The Company recognizes product revenue for telephony equipment at a point in time, when transfer of control has occurred, which is generally upon delivery. Sales returns are recorded as a reduction to revenue estimated based on historical experience.

Disaggregation of Revenue

Summary of disaggregated revenue is as follows (in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
Service revenue	$1,455	$189	$4,340	$373
Product revenue	30	7	153	30
Total operating revenues	$1,485	$196	$4,493	$403

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of April 30, 2019 and July 31, 2018, were $20,558 and $12,155, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of April 30, 2019 and July 31, 2018, were $314,000 and $262,000, respectively.

Costs to Obtain a Customer Contract

Sales commissions are paid upon collections of related revenue and are expensed during the same period. Sales commissions for the nine months ended April 30, 2019 and the nine months ended April 30, 2018, were $39,828 and $25,717, respectively.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the nine months ending April 30, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $84,434,000 and a working capital deficit of approximately $6,035,000 which raises doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s consolidated financial statements as of April 30, 2019 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at April 30, 2019 and July 31, 2018:

	Gross Carrying	Accumulated	Net Carrying
April 30, 2019	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(10,666)	29,334
Customer relationships, 7 years	1,480,000	(223,224)	1,256,776
Marketing & Non-compete, 5 years	800,000	(160,000)	640,000
Total Define-lived Assets	2,470,000	(543,890)	1,926,110
Goodwill, Indefinite	809,828	-	809,828
Balance, April 30, 2019	$3,279,828	$(543,890)	$2,735,938

	Gross Carrying	Accumulated	Net Carrying
July 31, 2018	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(4,667)	35,333
Customer relationships, 7 years	1,480,000	(64,652)	1,415,348
Marketing & Non-compete, 5 years	800,000	(40,000)	760,000
Total Define-lived Assets	2,470,000	(259,319)	2,210,681
Goodwill, Indefinite	834,828	-	834,828
Balance, July 31, 2018	$3,304,828	$(259,319)	$3,045,509

Total amortization expense for the periods ended April 30, 2019 and 2018 was approximately $284,571 and $15,000, respectively. Additional details on intangible assets are disclosed in the Company’s Form 10-K filed on November 16, 2018.

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

During the nine months ended April 30, 2019, we issued:

●	635,155 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $115,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	100,000 options to purchase common shares to a member of the Board of Directors with an exercise price of $0.18 per share and a term of 5 years. The options vest equally over a period of one year. The options have a fair market value of $11,406.

●	1,725,000 options to purchase common shares to members of the Management team with an exercise price of $0.19 per share and a term of 5 years. The options vest equally over a period of one year. The options have a fair market value of $217,263.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	178.79% - 190.27%
Risk-free interest rate	2.55% - 2.73%
Expected term	1.0 year

Digerati recognized approximately $403,000 and $585,000 in stock-based compensation expense to employees during the nine months ended April 30, 2019 and 2018, respectively. Unamortized compensation cost totaled $388,732 and $338,000 at April 30, 2019 and April 30, 2018, respectively.

A summary of the stock options as of April 30, 2019 and July 31, 2018 and the changes during the nine months ended April 30, 2019 and July 31,2018:

			Weighted-average
		Weighted-average	remaining contractual
	Options	exercise price	term (years)

Outstanding at July 31, 2018	3,415,000	$0.33	4.58
Granted	1,825,000	$0.19	4.79
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at April 30, 2019	5,240,000	$0.28	3.81
Exercisable at April 30, 2019	3,156,341	$0.30	3.38

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the nine months and the exercise price, multiplied by the number of in-the-money options) of the 5,240,000 and 3,415,000 stock options outstanding at April 30, 2019 and July 31, 2018 was $55,750 and $706,372, respectively.

The aggregate intrinsic value of 3,156,341 and 2,006,111 stock options exercisable at April 30, 2019 and July 31, 2018 was $12,156 and $587,389, respectively.

NOTE 5 – WARRANTS

During the nine months ended April 30, 2019, the Company issued the following warrants:

In August 2018, Digerati secured $40,000 from an accredited investor under a private placement and issued 80,000 shares of its common stock at a price of $0.50 per share and warrants to purchase an additional 15,000 shares of its common stock at an exercise price of $0.50 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments. The Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration.

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

In January 2019, Digerati cancelled 260,000 warrants with an exercise price of $0.15. Additionally, the Company issued 260,000 common shares to replace these warrants, in conjunction with two promissory notes with a principal balance of $50,000, in addition at the time of issuance we recognized a discount of $36,000.

In February 2019, the Company secured $50,000 from accredited investors under a private placement and issued 50,000 shares of Series A Convertible Preferred Stock at an conversion price of $0.30 per share and warrants to purchase an additional 100,000 shares of its common stock at an exercise price of $0.20 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments. The Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration.

In February 2019, the Company received $1,500 for the exercise of 15,000 warrants, with an exercise price of $0.10 per warrant.

In March 2019, the Company received $6,000 for the exercise of 60,000 warrants, with an exercise price of $0.10 per warrant.

The fair market value of all warrants issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	153.99% - 237.00%
Risk-free interest rate	2.05% -2.93%
Expected term	3.0 - 5.0 years

A summary of the warrants as of April 30, 2019 and July 31, 2018 and the changes during the nine months ended April 30, 2019 and July 31, 2018 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2018	2,370,000	$0.28	2.90
Granted	315,000	$0.15	2.65
Exercised	(75,000)	$0.10	2.15
Forfeited and cancelled	(260,000)	$0.15	3.75
Outstanding at April 30, 2019	2,350,000	$0.34	2.34
Exercisable at April 30, 2019	2,050,000	$0.25	2.21

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 2,350,000 and 2,370,000 warrants outstanding at April 30, 2019 and July 31, 2018 was $150,880 and $607,557, respectively.

The aggregate intrinsic value of 2,050,000 and 2,070,000 warrants exercisable at April 30, 2019 and July 31, 2018 was $150,880 and $597,927, respectively.

In December 2017, Digerati issued 100,000 warrants to a consultant for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.50. Under a Black-Scholes valuation the fair market value of the warrants at time of issuance was approximately $49,000, the company will amortize the fair market value as warrant expense over 12 months. Additionally, Digerati committed to issue 100,000 warrants if the Company’s stock price traded at $0.75 per share for 10 consecutive days, to issue 100,000 warrants if the Company’s stock price traded at $1.00 per share for 10 consecutive days, and to issue 100,000 warrants if the Company’s stock price traded at $1.25 per share for 10 consecutive days. Under a Black-Scholes valuation the fair market value of the warrants at time of issuance was approximately $143,000, the company will amortize the fair market value as warrant expense over 12 months. During the nine months ended April 30, 2019 and 2018, the Company amortized $64,000 and $0, respectively in stock-based compensation expense related to these warrants. Unamortized warrant expense totaled $0 and $0, respectively as of April 30, 2019 and 2018.

NOTE 6 – DEBT

Non-convertible - debt

On December 1, 2017, Shift8 Networks, Inc., dba, T3 Communications (“T3”) and Synergy Telecom, Inc., a Delaware corporation (“Synergy”), closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy. In conjunction with the transaction, T3 entered into a promissory note for $125,000 with an effective annual interest rate of 6% with 5 quarterly payments and a maturity date of February 28, 2019. The note holder agreed to extend three of the quarterly payment until March 31, 2019. During the period ended April 30, 2019 the Company paid in full the principal outstanding balance of $75,000 and accrued interest of $3,105.

On April 30, 2018, T3 entered into a secured promissory note for $650,000 with an effective annual interest rate of 0% and a maturity date of May 14, 2018, provided, however, the Maturity Date will automatically be extended by one (1) additional period of thirty (30) days, until June 14, 2018. In addition, T3 entered into a Security Agreement, whereby T3 agreed to pledge one third of the outstanding shares of its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. Furthermore, a late fee of $3,000 per calendar week will be accessed beginning on May 15, 2018 and will continue until he principal balance is paid in full. The lender agreed to extend the maturity date until July 31, 2019, we are currently paying a $3,000 per week late fee. As of April 30, 2019, the outstanding principal balance was $650,000.

On April 30, 2018, T3 entered into a credit facility under a secured promissory note of $500,000, interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month and a maturity date of April 30, 2020. Collateralized by T3’s accounts receivables and with an effective annual interest rate of prime plus 5.25%, adjusted quarterly on the first day of each calendar quarter. However, the rate will never be less than 9.50% per annum. In the event of default, the interest rate will be the maximum nonusurious rate of interest per annum permitted by whichever of applicable United States federal law or Louisiana law permits the higher interest rate. T3 agreed to pay the lender a commitment fee of 1.00% upon payment of the first interest payment under the credit facility and 1.00% on the first anniversary of the credit facility. In addition, T3 agreed to pay a monitoring fee of 0.33% of the credit facility, payable in arrears monthly. T3 also agreed to pay an over-advance fee of 3.00% of the amount advanced in excess of the borrowing base or maximum amount of the credit facility, payable in arrears monthly. T3 is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, 2) A fixed charge coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, and 3) A tangible net worth, at all times of at least $100,000. As of April 30, 2019, the outstanding principal balance was $500,000.

On October 12, 2018, the Company issued an unsecured promissory note for $25,000, bearing interest at a rate of 8% per annum, with maturity date of November 12, 2018, subsequently the maturity date was extended to December 10, 2018. In conjunction with the promissory note, the Company issued 140,000 common shares, the shares vested at time of issuance, these shares replaced previously issued warrants with an exercise price of $0.15, therefore the exercise price of $21,000 was recognized as a discount on the promissory note. On December 10, 2018, the Company paid in full the principal amount of $25,000 and accrued interest of $323. In addition, the Company amortized $21,000 of the debt discount as interest expense related to the note.

On October 18, 2018, the Company issued an unsecured promissory note for $25,000, bearing interest at a rate of 8% per annum, with maturity date of November 18, 2018. In conjunction with the promissory note, the Company issued 100,000 common shares, the shares vested at time of issuance, these shares replace previously issued warrants with an exercise price of $0.15, therefore the exercise price of $15,000 was recognized as a discount on the promissory note. On November 16, 2018, the Company paid in full the principal amount of $25,000 and accrued interest of $159. In addition, the Company amortized $15,000 of the debt discount as interest expense related to the note.

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. In June 2019, the maturity date was extended to July 31, 2019. As of April 30, 2019, the outstanding principal balance was $50,000.

Notes payable, related party

On April 30, 2018, T3 entered into a convertible secured promissory note for $525,000 with an effective annual interest rate of 8% and a maturity date of April 30, 2020. With a principal payment of $100,000 due on June 1, 2018 and a principal payment of $280,823 due on April 30, 2020. Payment are based on a 60-month repayment schedule. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under the Note or the Pledge and Escrow Agreement; or (ii) mutual agreement between the Borrower and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, Premium, if applicable, and any other sums due and payable hereunder (such total amount, the “Conversion Amount”) into shares of Common Stock (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) a conversion price of $1.50 per share of Common Stock, which price shall be indicated in the conversion notice (in the form attached hereto as Exhibit “B”, the “Conversion Notice”) (the denominator) (the “Conversion Price”). The Holder shall submit a Conversion Notice indicating the Conversion Amount, the number of Conversion Shares issuable upon such conversion, and where the Conversion Shares should be delivered. The promissory note is secured by a Pledge and Escrow Agreement, whereby T3 agreed to pledge 51% of the securities owned in its Florida operations, T3 Communications, Inc., until the principal payment is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $19,000 and was recognized as a discount on the promissory note, the company amortized $4,879 as interest expense during the nine months ended April 30, 2019. During the nine months ended April 30, 2019, the Company paid $54,000 of the principal balance. The total principal outstanding and unamortized discount as of April 30, 2019 were $352,000 and $8,814, respectively. One of the note holders also serves as President, CEO and Board Member of T3 Communications, Inc., one of our operating subsidiaries.

On May 1, 2018, T3 entered into a secured promissory note for $275,000 with an effective annual interest rate of 0% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by T3 in its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $27,000 and was recognized as a discount on the promissory note, the company amortized $5,934 as interest expense during the nine months ended April 30, 2019. During the nine months ended April 30, 2019, the Company paid $39,000 of the principal balance. The total principal outstanding and unamortized discount as of April 30, 2019 were $223,000 and $18,490, respectively. The note holder also serves as Board Member of T3 Communications, Inc., one of our operating subsidiaries.

On December 7, 2018, Digerati entered into an unsecured promissory note for $28,000 with an effective annual interest rate of 0%, and a maturity date of January 21, 2019. Subsequently, the maturity date was extended to May 06, 2019. In conjunction with the note, the Company issued 28,000 shares of Common Stock, the shares vested at time of issuance. Under a Black-Scholes valuation the relative fair market value of the shares of Common Stock at time of issuance was approximately $3,000 and was recognized as a discount on the promissory note, the company amortized $3,000 as interest expense during the nine months ended April 30, 2019. The total principal outstanding and unamortized discount as of April 30, 2019 were $28,000 and $0, respectively. On May 5, 2019, the Company paid in full the principal amount of $28,000 and accrued interest of $1,334. The note holder also serves as Board Member of T3 Communications, Inc., one of our operating subsidiaries.

Convertible debt non-derivative

In March 2018, the Company entered into two (2) Promissory Notes (the “Notes”) for $250,000 each, bearing interest at a rate of 12% per annum. The Notes have a maturity date of September 15, 2018, provided, however, the Company shall have the right to request that the maturity date to be extended by one (1) additional period of ninety (90) days, until December 14, 2018. The Notes are payable every month, commencing April 15, 2018, in monthly payments of interest only and a single payment of the principal amount outstanding plus accrued interest on September 15, 2018. The Company agreed to repay the Notes from the proceeds from the Company’s current private placement. As proceeds from the Private Placement are received, the Company shall direct all funds to the Note Holders until the principal amount outstanding and accrued interest are paid in full. In addition, on March 15, 2018, the Company entered into a Note Conversion Agreement (the “Agreement”) with the Note holders, whereby, the holders may elect to convert up to 50% of the principal amount outstanding on the Notes into Common Stock of Digerati at any time after 90 days of funding the Notes. The Conversion Price shall be the greater of: (i) the Variable Conversion Price (as defined herein) or (ii) the Fixed Conversion Price (as defined herein). The “Variable Conversion Price” shall be equal to the average closing price for Digerati’s Common Stock (the “Shares”) for the ten (10) Trading Day period immediately preceding the Conversion Date. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The “Fixed Conversion Price” shall mean $0.50. In conjunction with the notes, the Company issued 300,000 warrants, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $127,000 and was recognized as a discount on the promissory notes, the company amortized $84,433 as a non-cash interest during the period ended April 30, 2019. The total principal outstanding and unamortized discount as of April 30, 2019 were $500,000 and $0, respectively. On December 27, 2018, the Company entered into an Amendment to the Loan Agreements, under the amendments the note holders agreed to extend the maturity date until September 14, 2019. In addition, as part of the amendment, the Company agreed to modify the “Fixed Conversion Price” to $0.35, all other terms under the Promissory Notes remained the same. We accounted for the extensions to the Notes as debt modifications and not extinguishment of debt since the changes in fair value are not substantial in accordance with ASC 470-50.

On June 19, 2018, the Company entered into various Promissory Notes (the “Notes”) for $272,000, bearing interest at a rate of 10% per annum, with maturity date of April 10, 2019. In conjunction with the Notes, the Company issued 255,000 warrants under the promissory notes, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $119,000 and was recognized as a discount on the promissory notes. On March 29, 2019, the Company entered into an Amendment to the Promissory Notes, under the amendments the note holders agreed to extend the maturity date until June 30, 2019. In addition, as part of the amendments, the Company agreed to issue 85,000 shares of common stock. The shares were recorded as debt discount and amortized over the remaining term of the notes. The company amortized $115,548 as interest expense during the nine months ended April 30, 2019. The total principal outstanding and unamortized discount as of April 30, 2019 were $272,000 and $11,429, respectively.

Convertible debt - derivative

On August 2, 2018, the Company redeemed $40,000 of the principal outstanding under the convertible debenture, dated January 12, 2018 with Peak One Opportunity Fund, L. P., at a redemption price of $56,000. The Company recognized the deference between the redemption price and principal balance paid as interest expense of $16,000. On November 26, 2018, the Company issued 139,860 shares of common stock for the conversion of $20,000 of the principal outstanding under the convertible debenture. On December 20, 2018, the Company issued 356,007 shares of common stock for the conversion of $20,000 of the principal outstanding under the convertible debenture. In addition, during the nine months ended April 30, 2019, the Company amortized $80,000 of the debt discount as interest expense related to the convertible debenture. The total principal outstanding and unamortized discount as of April 30, 2019 were $0 and $0, respectively.

On February 12, 2019, the Company issued 475,511 shares of common stock for the conversion of $20,000 of the principal outstanding under the convertible debenture. On March 8, 2019, the Company issued 356,633 shares of common stock for the conversion of $25,000 of the principal outstanding under the convertible debenture. On April 9, 2019, the Company issued 356,633 shares of common stock for the conversion of $25,000 of the principal outstanding under the convertible debenture. During the nine months ended April 30, 2019, the Company amortized $94,207 of the debt discount as interest expense related to the convertible debenture dated July 31, 2018 with Peak One Opportunity Fund L.P. The total principal outstanding and unamortized discount as of April 30, 2019 were $150,000 and $98,592, respectively.

During the nine months ended April 30, 2019, the Company amortized $272,500 of the debt discount as interest expense related to the convertible note dated May 30, 2018 with Firstfire Global Opportunities Fund, LLC. On November 21, 2018 the Company issued 85,000 shares of common stock for a debt amendment and recorded the fair market of the shares of $23,800 as interest expense. On January 3, 2019, the Company issued 218,181 shares of common stock for the conversion of $15,000 of the principal outstanding under the convertible debenture. On January 11, 2019, the Company issued 427,972 shares of common stock for the conversion of $30,000 of the principal outstanding under the convertible debenture. On January 18, 2019, the Company redeemed the full outstanding principal balance on the convertible debenture of $260,556, at a redemption price of $370,000. The Company recognized the difference between the redemption price and principal balance paid as interest expense of $109,444. The total principal outstanding and unamortized discount as of April 30, 2019 were $0 and $0, respectively.

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

The Company analyzed the Notes for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. Therefore, as of the nine months ending April 30, 2019, the company recognized derivative liability for the four (4) new convertible notes of $655,345, of which $419,000 was recorded as debt discount and will be amortized during the term of the Notes, and $236,345 was recorded as day 1 derivative loss. The total principal balance outstanding and unamortized discount on the Notes as of April 30, 2019 were $477,750 and $263,000, respectively. The company amortized $156,000 discount from derivative liabilities as interest expense during the nine months ended April 30, 2019. In connection with the execution of the Notes, we issued 500,000 shares of our common stock to the Note holders, the shares were recorded with a relative fair value of $0 as the notes were fully discounted by derivative liability.

On February 22, 2019, the Company entered into a Securities Purchase Agreement (the SPA”) with an investor (an “Investor”) the Investor purchased a 10% unsecured convertible promissory note (the “Note”) from the Company. The note is in the aggregate principal amount of $57,500 and a maturity date of February 22, 2020. After payment of transaction-related expenses of $7,750, net proceeds to the Company from the Note totaled $50,000. The Company recorded these discounts and cost of $7,750 as a discount to the Note and fully amortized as interest expense during the period.

The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. Therefore, as of the nine months ending April 30, 2019, the company recognized derivative liability for the convertible note of $79,729, of which $50,000 was recorded as debt discount and will be amortized during the term of the Note, and $29,729 was recorded as day 1 derivative loss. The total principal balance outstanding and unamortized discount on the Note as of April 30, 2019 were $57,750 and $41,667, respectively. The company amortized $8,333 discount from derivative liabilities as interest expense during the nine months ended April 30, 2019. In connection with the execution of the Note, we issued 50,000 shares of our common stock to the Note holder, the shares were recorded with a relative fair value of $0 as the notes were fully discounted by derivative liability.

On April 20, 2019, the Company entered into a Securities Purchase Agreement (the SPA”) with an investor (an “Investor”) the Investor purchased a 10% unsecured convertible promissory note (the “Note”) from the Company. The note is in the aggregate principal amount of $44,000 and a maturity date of January 19, 2020. After payment of transaction-related expenses of $4,000, net proceeds to the Company from the Note totaled $40,000. The Company recorded these discounts and cost of $4,000 as a discount to the Note and fully amortized as interest expense during the period.

The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. Therefore, as of the nine months ending April 30, 2019, the Company recognized derivative liability for the convertible note of $55,592, of which $40,000 was recorded as debt discount and will be amortized during the term of the Note, and $15,592 was recorded as day 1 derivative loss. The total principal balance outstanding and unamortized discount on the Note as of April 30, 2019 were $44,000 and $40,000, respectively. The Company amortized $0 discount from derivative liabilities as interest expense during the nine months ended April 30, 2019. In connection with the execution of the Note, we issued 50,000 shares of our common stock to the Note holder, the shares were recorded with a relative fair value of $0 as the notes were fully discounted by derivative liability.

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

Our derivative liabilities as of April 30, 2019 and July 31, 2018 were $1,302,597 and $632,268, respectively.

The fair market value of all derivatives during the nine months ended April 30, 2019 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	165.84% - 190.31%
Risk-free interest rate	2.21% -2.93%
Expected term	0.58 - 2.75 years

Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2018	$632,268
Derivative from new convertible promissory notes	509,000
Derivative liability resolved to additional paid in capital due to debt conversion	(432,276)
Derivative loss	593,605
Balance at April 30, 2019	$1,302,597

NOTE 7 – EQUITY

During the nine months ended April 30, 2019, the Company issued the following shares of common stock:

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

On February 1, 2019 the Company issued an aggregate of 325,000 shares of common stock with a market value at time of issuance of $78,000 and recognized the total fair market value as stock-based compensation expense at the time of issuance. The shares were issued for consulting services.

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

On March 7, 2019, the Company issued an aggregate of 60,715 shares of common stock with a market value at time of issuance of $13,357. The shares were issued to settle accounts payables of $10,382 to a professional, the Company recognized a loss of $3,000 upon issuance of the shares.

NOTE 8 – SUBSEQUENT EVENTS

Series A Convertible Preferred Stock

On May 10, 2019, the Company secured $25,000 from accredited investors under a private placement and issued 25,000 shares of Series A Convertible Preferred Stock at an conversion price of $0.30 per share and warrants to purchase an additional 50,000 shares of its common stock at an exercise price of $0.20 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments. The Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration.

On May 20, 2019, the Company secured $25,000 from accredited investors under a private placement and issued 25,000 shares of Series A Convertible Preferred Stock at an conversion price of $0.30 per share and warrants to purchase an additional 50,000 shares of its common stock at an exercise price of $0.20 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments. The Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration.

On May 30, 2019, the Company secured $75,000 from accredited investors under a private placement and issued 75,000 shares of Series A Convertible Preferred Stock at an conversion price of $0.30 per share and warrants to purchase an additional 150,000 shares of its common stock at an exercise price of $0.20 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments. The Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration.

Convertible debentures - conversions

On May 10, 2019, the Company issued 713,266 shares of common stock for the conversion of $50,000 of the principal outstanding under the convertible debenture.

On June 7, 2019, the Company issued 189,008 shares of common stock for the conversion of $15,000 of the principal outstanding under the convertible debenture.

Convertible Promissory Note

On May 5, 2019, the Company entered into a 10% unsecured convertible promissory note (the “Note”) with an investor (an “Investor”). The note is in the aggregate principal amount of $29,334 and a maturity date of April 30, 2020.

The Note shall bear interest at a rate of ten percent (10%) per annum (the “Interest Rate”), which interest shall be paid by the Company to the Investor in shares of Common Stock at any time an Investor sends a notice of conversion to the Company. The Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the Note into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock equal to (i) 60% multiplied by the lowest trading price of the Common Stock (as defined in the Note) as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding the issuance date of each Note; or (ii) 60% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion (the “Variable Conversion Price”). The Variable Conversion Price may further be adjusted in connection with the terms of the Notes.

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

The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. Therefore, as of the date of the Note, the company recognized derivative liability of $50,700, of which $29,334 was recorded as debt discount and will be amortized during the term of the Note and $21,366 was recorded as derivative loss.

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three and nine months ended April 30, 2019 and 2018. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018 filed with the Securities and Exchange Commission on November 16, 2018. For purposes of the following discussion, fiscal 2019 or 2019 refers to the year ended July 31, 2019 and fiscal 2018 or 2018 refers to the year ended July 31, 2018.

Overview

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” “Company” or “Digerati”), through its operating subsidiaries in Texas and Florida, Shift8 Networks, Inc., dba, T3 Communications (“T3”) and T3 Communications, Inc. (“T3”), provides cloud services specializing in Unified Communications as a Service (“UCaaS”) solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, and cloud WAN solutions. Our services are designed to provide enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted IP/PBX, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™.

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

The adoption of cloud communication services is being driven by the convergence of several market trends, including the increasing costs of maintaining installed legacy communications systems, the fragmentation resulting from use of multiple on-premise systems, and the proliferation of personal smart phones used in the workplace. Today, businesses are increasingly looking for an affordable path to modernizing their communications system to improve productivity, business performance and customer experience.

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

Sources of revenue:

Cloud-based hosted Services: We provide UCaaS or cloud communication services and managed cloud-based solutions to small and medium size enterprise customers and to other resellers. Our Internet-based services include fully hosted IP/PBX services, SIP trunking, call center applications, auto attendant, voice and web conferencing, call recording, messaging, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and other customized IP/PBX features in a hosted or cloud environment. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery.

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

Results of Operations

Three Months ended April 30, 2019 Compared to Three Months ended April 30, 2018

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $1,289,000, or 658% from the three months ended April 30, 2018 to the three months ended April 30, 2019. The increase in revenue between periods is primarily attributed to the increase in total customers acquired from the acquisitions of T3 Communications, Inc. and Synergy Telecom’s assets. Our total number of customers increased from 145 customers for the three months ended April 30, 2018 to 688 customers for the three months ended April 30, 2019. Additionally, our average monthly revenue per customer increased from $466 for the three months ended April 30, 2018 to $723 for the three months ended April 30, 2019.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $664,000, or 627%, from the three months ended April 30, 2018 to the three months ended April 30, 2019. The increase in cost of services between periods is primarily attributed to the additional costs arising from our acquisitions and the acquired customers. Although our consolidated cost of services increased between periods, our consolidated gross margin increased from 46% during the three months ended April 30, 2018 to 48% during the three months ended April 30, 2019. The increase in gross margin between periods is attributed to a higher concentration of enterprise customers revenue, which generate a slightly higher margin than services provided via resellers.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $543,000, or 164%, from the three months ended April 30, 2018 to the three months ended April 30, 2019. The increase in SG&A expenses between periods is primarily attributed to the additional salaries and other employee related expenses of approximately $417,000 attributable to the T3 Communications, Inc. acquisition.

Stock Compensation expense. Stock compensation expense decreased by $9,000, from the three months ended April 30, 2018 to the three months ended April 30, 2019. The decrease between periods is attributed to recognition of stock option expense of $82,000 associated to the stock options granted to various employees during FY2018. In addition, during the three months ended April 30, 2018 the Company recognized $271,000 in warrant expense for warrants issued in conjunction with various promissory notes secured during the quarter ended April 30, 2018. During the three months ended April 30, 2019 the Company recognized $178,000 as stock compensation expense for shares of common stock issued for consulting services and the recognition of stock option expense of $153,000 associated to the stock options granted to various employees during FY2018 and FY2019.

Legal and professional fees. Legal and professional fees increased by $27,000, or 40%, from three months ended April 30, 2018 to the three months ended April 30, 2019. The increase between periods is attributed to the recognition during FY 2019 of $20,000 in professional expenses incurred related to investor relations services. In addition, during the quarter ended April 30, 2019 the Company recognized $8,000 in legal expenses associated with the preparation of the consolidated tax return for 2018.

Depreciation and amortization. Depreciation and amortization increased by $117,000, from the three months ended April 30, 2018 to the three months ended April 30, 2019, mainly due to increase in amortization expense and depreciation expense related to the intangible and tangible assets obtained in the acquisitions of T3 Communications Inc., and Synergy Telecom.

Operating loss. The Company reported an operating loss of $767,000 for the three months ended April 30, 2019 compared to an operating loss of $714,000 for the three months ended April 30, 2018. The increase in operating loss between periods is primarily due to the increase of $543,000 in SG&A expenses, increase in legal expenses of $27,000 and the increase of $117,000 in depreciation and amortization. These increases were slightly offset by the increase of $625,000 in gross margin and the decrease of $9,000 in stock compensation expense.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments increased by $856,000 from three months ended April 30, 2018 to the three months ended April 30, 2019. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized a loss between periods.

Income tax expense. During the three months ended April 30, 2019, the Company recognized an income tax expense of $10,000. The primary reason for the income tax expense is due to the accrual of state income tax.

Interest expense. Interest income (expense) increased by $335,000 from the three months ended April 30, 2018 to the three months ended April 30, 2019. The primary reason for the increase in interest expenses is attributed to the recognition of non-cash interest / accretion expense of $248,000 related to the adjustment to the present value of various convertible notes and debentures. Additionally, the company recognized $90,000 in interest expense for cash interest payments on various promissory notes, accrual of $43,000 for interest expense for various promissory notes and interest income of $2,400.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the three months ended April 30, 2019 was $250,000 compared to a net loss for the three months ended April 30, 2018 of $708,000. The improvement in net loss including noncontrolling interest between periods is primarily due to the improvement of $856,000 in loss on derivative instruments and the improvement of $625,000 in gross margin. These improvements were offset between periods by the increase in SG&A of $543,000, the increase in legal and professional fees of $27,000 and the increase of $117,000 in depreciation and amortization.

Net income attributable to the noncontrolling interest. During the three months ended April 30, 2019, the consolidated entity recognized net income in noncontrolling interest of $29,000. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss). Net loss for the three months ended April 30, 2019 was $221,000 compared to a net loss for the three months ended April 30, 2018 of $708,000.

Deemed dividend on Series A Convertible Preferred Stock Net income (loss). Deemed dividend on convertible preferred stock for the three months ended April 30, 2019 was $2,000 compared to a Deemed dividend on convertible preferred stock for the three months ended April 30, 2018 of $0.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the three months ended April 30, 2019 was $223,000 compared to a net loss for the three months ended April 30, 2018 of $708,000.

Nine Months ended April 30, 2019 Compared to Nine Months ended April 30, 2018

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $4,090,000, or 1015% from the nine months ended April 30, 2018 to the nine months ended April 30, 2019. The increase in revenue between periods is primarily attributed to the increase in total customers acquired from the acquisitions of T3 Communications, Inc. and Synergy Telecom’s assets. Our total number of customers increased from 145 customers for the nine months ended April 30, 2018 to 688 customers for the nine months ended April 30, 2019. Additionally, our average monthly revenue per customer increased from $418 for the nine months ended April 30, 2018 to $738 for the nine months ended April 30, 2019.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $2,073,000, or 833%, from the nine months ended April 30, 2018 to the nine months ended April 30, 2019. The increase in cost of services between periods is primarily attributed to the additional costs arising from our acquisitions and the acquired customers. Although our consolidated cost of services increased between periods, our consolidated gross margin increased from 38% during the nine months ended April 30, 2018 to 48% during the nine months ended April 30, 2019. The increase in gross margin between periods is attributed to a higher concentration of enterprise customers revenue, which generate a higher margin than services provided via resellers.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $1,479,000, or 178%, from the nine months ended April 30, 2018 to the nine months ended April 30, 2019. The increase in SG&A expenses between periods is primarily attributed to the additional salaries and other employee related expenses of approximately $1,246,000 attributable to the T3 Communications, Inc. acquisition and $136,000 increase in additional salaries and other related expenses attributable to the asset acquisition from Synergy Telecom.

Stock Compensation expense. Stock compensation expense decreased by $597,000, from the nine months ended April 30, 2018 to the nine months ended April 30, 2019. The decrease between periods is attributed to the recognition during FY 2018 of stock compensation expense of $226,000 associated with the Profit-Sharing Plan contribution and stock compensation expense of $155,000 for the stock issued in lieu of cash to the Company’s management team. In addition, during the nine months ended April 30, 2018 the Company recognized $292,000 in warrant expense for warrants issued to various professionals. During the nine months ending April 30, 2019 the Company only recognized $64,000 in warrant expense for warrants issued to professionals. Additionally, during the nine months ended April 30, 2019, the Company recognized as stock compensation expense $114,000 associated with the Profit-Sharing Plan contribution, $289,000 in other stock-based compensation to the employees and recognized $249,000 as stock compensation expense for shares of common stock issued for consulting services.

Legal and professional fees. Legal and professional fees decreased by $54,000, or 15%, from nine months ended April 30, 2018 to the nine months ended April 30, 2019. The decrease between periods is attributed to the recognition during FY 2018 of $159,000 in professional and legal expenses incurred related to the professionals conducting the due diligence and audit work on the acquisition of T3 Communications. The Company only recognized $34,000 in legal and professional expenses associated with due diligence for other potential acquisitions during the nine months ending April 30, 2019. In addition, during FY2019 the Company recognized $62,500 in professional fees related to investor relations services. Also, during the period ended April 30, 2019 the Company recognized $8,000 in legal expenses associated with the preparation of the consolidated tax return for 2018.

Bad debt. Bad debt improved by $3,000 between periods. During the nine months ended April 30, 2019 the Company recognized a recovery of bad debt of $3,000 for accounts that were previously deemed uncollectable.

Depreciation and amortization. Depreciation and amortization increased by $416,000, from the nine months ended April 30, 2018 to the nine months ended April 30, 2019, mainly due to increase in amortization expense and depreciation expense related to the intangible and tangible assets obtained in the acquisitions of T3 Communications Inc., and Synergy Telecom during fiscal 2018.

Operating loss. The Company reported an operating loss of $1,676,000 for the nine months ended April 30, 2019 compared to an operating loss of $2,452,000 for the nine months ended April 30, 2018. The improvement in operating loss between periods is primarily due to the increase of $2,017,000 in gross margin, the decrease of $597,000 in stock compensation expense and the decrease of $54,000 in legal and professional fees. These positive improvements were slightly offset by the increase of $1,479,000 in SG&A and the increase of $416,000 in depreciation and amortization.

Gain (loss) on derivative instruments. Gain on derivative instruments increased by $749,000 between periods. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized a loss between the nine months ended April 30, 2018 and 2019.

Income tax expense. During the nine months ended April 30, 2019, the Company recognized an income tax expense of $37,000. The primary reason for the income tax expense is due to the accrual of state income tax.

Interest expense. Interest income (expense) increased by $1,164,000 from the nine months ended April 30, 2018 to the nine months ended April 30, 2019. The primary reason for the increase in interest expenses is attributed to the recognition of non-cash interest / accretion expense of $971,000 related to the adjustment to the present value of various convertible notes and debentures. Additionally, the company recognized $355,000 in interest expense for cash interest payments on various promissory notes, accrual of $96,000 for interest expense for various promissory notes and interest income of $5,400.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the nine months ended April 30, 2019 was $3,721,000 compared to a net loss for the nine months ended April 30, 2018 of $2,547,000. The increase in net loss between periods is primarily attributed to the increase of $1,479,000 in SG&A, the increase of $416,000 in depreciation and amortization, the increase of $749,000 in loss on derivative instruments and the increase of $1,164,000 in interest expense. The increases were slightly offset by the increase of $2,017,000 in gross margin, the decrease of $597,000 in stock compensation expense and the decrease of $54,000 in legal and professional fees and professional fees and the recognition of $3,000 in recovery of bad debt for accounts that were previously deemed uncollectable.

Net income (loss) attributable to the noncontrolling interest. During the nine months ended April 30, 2019, the consolidated entity recognized income in noncontrolling interest of $87,000. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss). Net loss for the nine months ended April 30, 2019 was $3,634,000 compared to a net loss for the nine months ended April 30, 2018 of $2,547,000.

Deemed dividend on Series A Convertible Preferred Stock Net income (loss). Deemed dividend on convertible preferred stock for the nine months ended April 30, 2019 was $2,000 compared to a Deemed dividend on convertible preferred stock for the nine months ended April 30, 2018 of $0.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the nine months ended April 30, 2019 was $3,636,000 compared to a net loss for the nine months ended April 30, 2018 of $2,547,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $460,000 as of April 30, 2019. Net cash consumed by operating activities during the nine months ended April 30, 2019 was approximately $299,000, primarily as a result of operating expenses, that included $716,000 in stock compensation and warrant expense, amortization of debt discount of $959,000, interest expense from stock issued for debt extension of $24,000, loss on derivative liability of $594,000 depreciation and amortization expense of $505,000. Additionally, we had an increase of $54,000 in accounts payable, increase in accrued expenses of $539,000, decrease in accounts receivables of $13,000, increase in deferred income of $52,000, a decrease in prepaid expenses and other current assets of $45,000 and an increase in escrow deposits of $55,000.

Cash used in investing activities during the nine months ended April 30, 2019 was $43,000 for the purchase of equipment.

Cash provided by financing activities during the nine months ended April 30, 2019 was $414,000, the Company secured $40,000 from an accredited investor through the issuance of 80,000 restricted common shares with a price of $0.50 per share and 15,000 warrants with an exercise price of $0.50 per share. Also, the Company secured $75,000 from an accredited investor through the issuance of 258,621 restricted common shares with a price of $0.29 per share. The Company also secured $150,000 from an accredited investor through the issuance of 600,000 restricted common shares with a price of $0.25 per share. Furthermore, the Company secured $50,000 from accredited investors under a private placement and issued 50,000 shares of Series A Convertible Preferred Stock at an conversion price of $0.30 per share and warrants to purchase an additional 100,000 shares of its common stock at an exercise price of $0.20 per share. The Company also secured $7,500 for the exercise of 75,000 warrants, with an exercise price of $0.10 per warrant. In addition, the Company secured $100,000 from 3rd party promissory notes. The Company also secured $509,000 from convertible notes, net of issuance costs and discounts. Furthermore, the Company secured $25,000 from a promissory note with a related party. Also, the Company made principal payments of $94,000 on related party notes, $301,000 in principal payments on convertible notes, $125,000 in principal payments on 3rd party promissory notes and $22,000 in principal payments on financing leases. Overall, our net operating, investing and financing activities during the nine months ended April 30, 2019 provided approximately $72,000 of our available cash.

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

Our current cash expenses are expected to be approximately $95,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of April 30, 2019, our total liabilities were approximately $7,113,000, which included $1,303,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations during Fiscal 2019. We used proceeds secured from 3rd party promissory notes to pay existing notes and we anticipate raising additional debt financing to meet our working capital needs.

Digerati’s consolidated financial statements for the nine months ending April 30, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $84,434,000 and a working capital deficit of approximately $6,035,000 which raises doubt about Digerati’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended April 30, 2019, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

In November 2018, the Company received $75,000 for the issuance of 258,621 shares of Common Stock. At the time of issuance, the shares of Common Stock were priced at $0.29.

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

In November 2018, the Company issued an aggregate of 200,000 shares of common stock at a price per share of $0.35. The shares were issued as compensation of $69,600 under a consulting agreement for professional services.

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

In December 2018, the Company issued an aggregate of 20,000 shares of common stock at a price per share of $0.20. The shares were issued to replace previously issued warrants under various promissory notes.

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

In February 2019 the Company issued an aggregate of 325,000 shares of common stock with a market value at time of issuance of $78,000 and recognized the total fair market value as stock-based compensation expense at the time of issuance. The shares were issued for consulting services.

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

In March 2019, the Company issued 75,000 shares of common stock. The shares were issued in conjunction with the exercise of 75,000 warrants with an exercise price of $0.10 per warrant.

In March 2019, the Company issued an aggregate of 85,000 shares of common stock at a price per share of $0.21. The shares were issued in conjunction with an extension of various promissory notes.

In April 2019, the Company issued an aggregate of 356,633 shares of common stock. The shares were issued in conjunction with a conversion of $25,000 of principal on a convertible debenture.

In April 2019, the Company issued an aggregate of 50,000 shares of common stock. The shares were issued in conjunction with a convertible promissory note for $44,000.

In May 2019, the Company issued 713,266 shares of common stock. The shares were issued in conjunction with a conversion of $50,000 of the principal outstanding under a convertible debenture.

In June 2019, the Company issued 189,008 shares of common stock for the conversion of $15,000 of the principal outstanding under the convertible debenture.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 5.  Other Information.

None

Item 6. Exhibits

Exhibit

Number	Exhibit Title

4.1	Convertible Promissory Note for $140,000 with Morningview Financial, LLC dated January 16, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2019).

4.2	Convertible Promissory Note for $140,000 with Auctus Fund, LLC dated January 16, 2019 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2019).

4.3	Convertible Promissory Note for $140,000 with TFK Investments, LLC date January 16, 2019 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2019).

4.4	Convertible Promissory Note for $57,750 with Jefferson Street Capital LLC date January 24, 2019 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2019).

4.5	Convertible Promissory Note for $57,750 with Jefferson Street Capital LLC date February 22, 2019 (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2019).

4.6	Convertible Promissory Note for $44,000 with BHP Capital NY Inc., dated April 20, 2019.

10.1	Securities Purchase Agreement with Morningview Financial, LLC dated January 16, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2019).

10.2	Securities Purchase Agreement with Auctus Fund, LLC dated January 16, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2019).

10.3	Securities Purchase Agreement with TFK Investments, LLC dated January 16, 2019 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2019).

10.4	Securities Purchase Agreement with Jefferson Street Capital, LLC dated January 24, 2019 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2019).

10.5	Security Purchase Agreement with Jefferson Street Capital LLC, dated February 22, 2019 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2019).

10.6	Security Purchase Agreement with BHP Capital NY Inc., dated April 20, 2019.

10.7	Payoff Agreement, dated January 18, 2019, by and between Digerati Technologies, Inc. and Firstfire Global Opportunities Fund, LLC (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2019).

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: June 14, 2019	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: June 14, 2019	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)