Form 10-K
period 2019-07-31
Digerati Technologies, Inc.
filed 2019-10-28
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _________

Commission File Number: 001-15687

DIGERATI TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	74-2849995
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

825 W. Bitters, Suite 104
San Antonio, Texas	78216
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (210) 775-0888

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $4,491,743 based on the closing price of $0.28 per share on January 31, 2019, as reported on the over-the-counter bulletin board.

There were 25,982,688 shares of issuer’s Common Stock outstanding as of October 25, 2019

i

PART I

ITEM 1.	BUSINESS.

Overview

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” “Company” or “Digerati”), through its operating subsidiaries in Texas and Florida, Shift8 Networks, Inc., dba, T3 Communications (“T3”) and T3 Communications, Inc. (“T3”), provides cloud services specializing in Unified Communications as a Service (“UCaaS”) solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband and cloud WAN solutions (SD WAN). Our services are designed to provide enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted IP/PBX, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™.

As a provider of cloud communications solutions to the SMB, we are seeking to capitalize on the migration by businesses from the legacy telephone network to the Internet Protocol (“IP”) telecommunication network and the migration from hardware-based on-premise telephone systems to software-based communication systems in the cloud. Most SMBs are lagging in technical capabilities and advancement and seldom reach the economies of scale that their larger counterparts enjoy, due to their achievement of a critical mass and ability to deploy a single solution to a large number of workers. SMBs are typically unable to afford comprehensive enterprise solutions and, therefore, need to integrate a combination of business solutions to meet their needs. Cloud computing has revolutionized the industry and opened the door for businesses of all sizes to gain access to enterprise applications with affordable pricing. This especially holds true for cloud telephony applications, but SMBs are still a higher-touch sale that requires customer support for system integration, network installation, cabling, and troubleshooting. We have placed a significant emphasis on that “local” touch when selling, delivering, and supporting our services which we believe will differentiate us from the national providers that are experiencing high attrition rates due to a poor customer support.

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

Recent Developments

In September 2019, we entered into a definitive agreement to acquire Nexogy, Inc. (“Nexogy”), a leading provider in South Florida of UCaaS and managed services, offering a portfolio of cloud-based solutions to the high-growth SMB market.  We are expecting to close during our second quarter of FY 2020 (prior to January 31, 2020), subject to FCC regulatory approval and finalizing debt financing for the transaction that has previously been committed to be provided to the Company by an established and traditional lending source.

During the year ended July 31, 2019, the Company secured $40,000 from an accredited investor through the issuance of 80,000 restricted common shares with a price of $0.50 per share and 15,000 warrants with an exercise price of $0.50 per share. Also, the Company secured $75,000 from an accredited investor through the issuance of 258,621 restricted common shares with a price of $0.29 per share. The Company also secured $150,000 from an accredited investor through the issuance of 600,000 restricted common shares with a price of $0.25 per share. Furthermore, the Company secured $200,000 from accredited investors under a private placement and issued 200,000 shares of Series A Convertible Preferred Stock at a conversion price of $0.30 per share and warrants to purchase an additional 400,000 shares of its common stock at an exercise price of $0.20 per share.

Products and Services

We provide a comprehensive suite of Internet-based communication services to meet the global needs of businesses that are seeking simple, flexible, and cost-effective communication solutions. Our Internet-based services include fully hosted IP/ Private Branch Exchange (“PBX”) services, Session Initiation Protocol (“SIP”) trunking, call center applications, auto attendant, voice and web conferencing, call recording, messaging, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and other customized IP/PBX features in a hosted or cloud environment. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, mobile broadband and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery.

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

Packet switching can be used within a data network or across networks, including the public Internet. The Internet itself is not a single data network owned by any single entity, but rather a loose interconnection of networks belonging to many owners that communicate using the Internet Protocol. By converting voice signals to digital data and handling the voice signals as data, it can be transmitted through the more efficient switching networks designed for data transmissions and through the Internet using the Internet Protocol. The transmission of voice signals as digitalized data streams over the Internet is known as VoIP. A VoIP network has the following advantages over traditional networks:

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

Strategy

Our strategy is to target the small to medium-sized business market and capitalize on the wave of migration from the legacy telephone network to cloud telephony. We will continue to concentrate our sales and marketing efforts on developing vertically oriented solutions for targeted markets primarily focusing on municipalities, banking, healthcare, legal services and real estate. In addition, we will continue to partner with our distributors and Value-Added Resellers (“VARs”) to expand our customer base. Our typical VAR, also referred to as a Partner, is an information technology services firm, traditional PBX vendor, managed service provider, or systems integrator that has established relationships with businesses in its local market. These VARs are currently providing local customer support for other IT or PBX services but lack the technology infrastructure to provide cloud communication and VoIP services to their customers. Our strategy allows these VARs to focus on their strength of providing first tier support to their customers while we provide the second and third tier technical support required to operate a cloud communication and VoIP network. In addition, we transform our VARs’ business model by introducing new cloud telephony services and adding a new and lucrative recurring revenue stream that increases the VARs’ value proposition for its current and prospective customers.

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

Our strategic initiatives to successfully meet our long-term business objectives include:

●	A disciplined approach to evaluating additional acquisitions as we build on the foundation created by our acquisitions in Texas and Florida in FY2018. We will continue to target local and/or regional UCaaS/cloud telephony providers which have excelled in their market with that “local” touch when serving their business customers. We believe the experience gained in integrating products, personnel, and customers will facilitate continued growth via acquisition.

●	A continued emphasis on our UCaaS/cloud communication business which operates in a segment of the telecommunication industry that continues to experience significant growth as businesses migrate from legacy phone systems to cloud-based telephony systems.

●	Enhancements to our broadband product portfolio with an emphasis on marketing leading-edge network and business continuity solutions like cloud WAN, also known as SD-WAN (Software Defined Wide-Area Network), to our customers which we anticipate will increase average revenue per customer.

●	Implementing a total support model (pre and post sales) for building a world-class service delivery and help desk organization.

●	Emphasis on our sales distribution model that enables our VARs to offer cloud and session-based communication services to the enterprise market in various regions and industries.

●	Continue enhancing our infrastructure and back office system to streamline operations, automate key processes, and support the scalability of our VAR distribution model.

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

We are a competitive local exchange carrier (CLEC) in Florida. We are subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commission in Florida. As a CLEC, we are generally required to register or seek certification to provide certain services, to file and update tariffs setting forth the terms, conditions and prices for our intrastate services and to comply with various consumer protection, reporting, record-keeping, surcharge collection requirements.

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

Customers and Suppliers

We rely on various suppliers to provide services in connection with our VOIP and UCaaS offerings. Our customers include businesses in various industries including Healthcare, Banking, Financial Services, Legal, Real Estate, and Construction. We are not dependent upon any single supplier or customer.

During the years ended July 31, 2019 and 2018, the Company did not derive a significant amount of revenue from one single customer.

As of the year ended July 31, 2019, the company derived 9%, 7%, 6% and 6% total accounts receivable from four customers. During the year ended July 31, 2018, the company derived 13% and 23% total accounts receivable from two customers.

Employees

As of July 31, 2019, we had 23 employees, all of whom performed sales, operational, technical and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

ITEM 1A.	RISK FACTORS.

Not Applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable to smaller reporting companies.

ITEM 2.	PROPERTIES.

We are headquartered in San Antonio Texas and lease offices and facilities in a number of other locations. Below is a list of our primary leased offices and other facilities as of July 31, 2019.

Location	Lease Expiration Date	Annual Rent	Business Use	Approx. Sq. Ft.
825 W. Bitters Rd., Suite 104 San Antonio, TX 78216	July-22	$23,654	Executive offices	1,546
2401 First Street, Suite 300, Ft.			Lease of network facilities and
Myers, FL 34901	Nov-20	$107,534	office space	6,800
7218 McNeail Dr, Austin, TX 78729	Aug-21	$14,222	Lease of network facilities	25
6606 Lyndon B. Johnson, Fwy., FL1, Suite 125, Dallas, TX 75240	Sep-21	$25,161	Lease of network facilities	25
9701 S. John Young Parkway, Orlando, FL 32819	May-23	$30,528	Lease of network facilities	540

We believe that our leased facilities are suitable and adequate for their intended use.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock is quoted on the OTCQB under the symbol “DTGI”. Price quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Holders

As of October 25, 2019, there were approximately 538 record holders of our Common Stock.

Dividends

We have not paid cash dividends on our common stock and we do not anticipate paying a dividend in the foreseeable future.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2019.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	--	-0-

Equity Compensation Plans not approved by security holders	4,940,000	$0.27	-0-

Total	4,940,000	$0.27	-0-

Sales of Unregistered Securities

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

In December 2018, the Company issued an aggregate of 635,156 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $114,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

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

In April 2019, the Company secured $50,000 from accredited investors under a private placement and issued 50,000 shares of Series A Convertible Preferred Stock at a conversion price of $0.30 per share and warrants to purchase an additional 100,000 shares of its common stock at an exercise price of $0.20 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments.

In May 2019, the Company secured $175,000 from accredited investors under a private placement and issued 175,000 shares of Series A Convertible Preferred Stock at an conversion price of $0.30 per share and warrants to purchase an additional 350,000 shares of its common stock at an exercise price of $0.20 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments.

In May 2019, the Company issued 713,266 shares of common stock. The shares were issued in conjunction with a conversion of $50,000 of the principal outstanding under a convertible debenture.

In June 2019, the Company issued 189,008 shares of common stock for the conversion of $15,000 of the principal outstanding under the convertible debenture.

In June 2019, the Company issued 500,000 shares of common stock at a price per share of $0.17. The shares were issued as part of an acquisition of a minority interest in Itellum.

In June 2019, the Company issued 713,266 shares of common stock. The shares were issued in conjunction with a conversion of $50,000 of the principal outstanding under a convertible debenture.

In June 2019, the Company issued an aggregate of 85,000 shares of common stock at a price per share of $0.20. The shares were issued in conjunction with an extension of various promissory notes.

In June 2019, the Company issued 176,963 shares of common stock. The shares were issued in conjunction with a conversion of $14,000 of the principal outstanding under a convertible debenture.

In June 2019, the Company issued an aggregate of 1,192,770 common shares to members of the Management team for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $198,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

In July 2019, the Company issued 450,000 shares of common stock. The shares were issued in conjunction with various convertible notes.

In July 2019, the Company issued 312,500 shares of common stock. The shares were issued in conjunction with a conversion of $20,000 of the principal outstanding under a convertible debenture.

In July 2019, the Company issued 156,202 shares of common stock. The shares were issued in conjunction with a conversion of $9,500 of the principal outstanding under a convertible debenture.

In July 2019, the Company issued 375,000 shares of common stock. The shares were issued in conjunction with a payment of accrued interest under two convertible debentures.

In August 2019, the Company issued 250,000 shares of common stock for the conversion of $14,500 of the principal outstanding and $500 in administrative fees under a convertible note.

In August 2019, the Company issued 416,666 shares of common stock for the conversion of $25,000 of the principal outstanding under a convertible note.

In August 2019, the Company issued 114,123 shares of common stock for the conversion of $7,500 of the principal outstanding and $500 in administrative fees under a convertible note.

In August 2019, the Company issued 191,116 shares of common stock for the conversion of $7,500 of the principal outstanding and $538 in accrued interest and administrative fees under a convertible note.

In September 2019, the Company issued 250,620 shares of common stock for the conversion of $10,000 of the principal outstanding and $541 in administrative fees under a convertible note.

In September 2019, the Company issued 277,291 shares of common stock for the conversion of $12,750 of the principal outstanding and $3,888 in accrued interest and administrative fees under a convertible note.

In September 2019, the Company issued 342,466 shares of common stock for the conversion of $14,500 of the principal outstanding and $500 in administrative fees under a convertible note.

In October 2019, the Company issued an aggregate of 400,000 shares of common stock at a price per share of $0.10. The shares were issued in conjunction with an extension of various promissory notes.

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

The following is a discussion of the consolidated financial condition and results of operations for the fiscal years ended July 31, 2019 and 2018, and should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, FY 2019 or 2019 refers to the year ended July 31, 2019 and FY 2018 or 2018 refers to the year ended July 31, 2018.

Recent Activity

In September 2019, we entered into a definitive agreement to acquire Nexogy, Inc. (“Nexogy”), a leading provider in South Florida of UCaaS and managed services, offering a portfolio of cloud-based solutions to the high-growth SMB market.  We are expecting to close during our second quarter of FY 2020 (prior to January 31, 2020), subject to FCC regulatory approval and finalizing debt financing for the transaction that has previously been committed to be provided to the Company by an established and traditional lending source.

Sources of revenue:

Cloud-based hosted Services: We provide UCaaS or cloud communication services and managed cloud-based solutions to small and medium size enterprise customers and to other resellers. Our Internet-based services include fully hosted IP/PBX services, SIP trunking, call center applications, auto attendant, voice and web conferencing, call recording, messaging, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and other customized IP/PBX features in a hosted or cloud environment. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, mobile broadband and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery.

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

Results of Operations

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $4,039,000, or 202% from the year ended July 31, 2018 to the year ended July 31, 2019. The increase in revenue between periods is primarily attributed to the increase in total customers acquired from the acquisitions of T3 Communications, Inc. and Synergy Telecom’s assets. Our total number of customers increased from 622 customers for the year ended July 31, 2018 to 702 customers for the year ended July 31, 2019. Additionally, our average monthly revenue per customer increased from $667 for the year ended July 31, 2018 to $743 for the year ended July 31, 2019.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $2,075,000, or 197%, from the year ended July 31, 2018 to the year ended July 31, 2019. The increase in cost of services between periods is primarily attributed to the additional costs arising from our acquisitions and the acquired customer base. Although our consolidated cost of services increased between periods, our consolidated gross margin increased by $1,964,00 or 207%, from the year ended July 31, 2018 to the year ended July 31, 2019. The increase in gross margin between periods is attributed to a higher concentration of enterprise customers revenue, which generate a higher margin than services provided via resellers.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $1,601,000, or 102%, from the year ended July 31, 2018 to the year ended July 31, 2019. The increase in SG&A expenses between periods is primarily attributed to the additional salaries and other employee related expenses of approximately $1,336,000 attributable to the acquisition of T3 Communications, Inc. and $160,000 increase in additional salaries and other related expenses attributable to the asset acquisition from Synergy Telecom.

Stock Compensation expense. Stock compensation expense decreased by $477,000, from the year ended July 31, 2018 to the year ended July 31, 2019. The decrease between periods is attributed to the recognition during FY 2018 of stock compensation expense of $226,000 associated with the Profit-Sharing Plan contribution and stock compensation expense of $526,000 for the stock issued in lieu of cash to the Company’s management team. In addition, during the year ended July 31, 2018 the Company recognized $268,000 in warrant expense for warrants issued to various professionals, $300,000 in other stock-based compensation to the employees, and $186,000 in stock-based compensation for professional services. During the year ending July 31, 2019 the Company only recognized $64,000 in warrant expense for warrants issued to professionals. Additionally, during the year ended July 31, 2019, the Company recognized as stock compensation expense $114,000 associated with the Profit-Sharing Plan contribution and stock compensation expense of $198,000 for the stock issued in lieu of cash to the Company’s management team. In addition, during the year ended July 31, 2019 the Company recognized $419,000 in other stock-based compensation to the employees and recognized $248,000 as stock compensation expense for shares of common stock issued for consulting services.

Legal and professional fees. Legal and professional fees decreased by $100,000, or 20%, from year ended July 31, 2018 to the year ended July 31, 2019. The decrease between periods is attributed to the recognition during FY 2018 of $161,000 in professional and legal expenses incurred related to the professionals conducting the due diligence and audit work on the acquisition of T3 Communications. The Company only recognized $34,000 in legal and professional expenses associated with due diligence for other potential acquisitions during the year ended July 31, 2019. In addition, during FY 2019 the Company recognized $77,500 in professional fees related to investor relations services. Also, during the period ended July 31, 2019 the Company recognized $8,000 in legal expenses associated with the preparation of the consolidated tax return for 2018.

Bad debt. Bad debt improved by $9,000 between periods. During FY 2019 the Company recognized an expense of $6,000 for accounts that were deemed uncollectable.

Depreciation and amortization. Depreciation and amortization increased by $442,000, from the year ended July 31, 2018 to the year ended July 31, 2019, mainly due to increase in amortization expense and depreciation expense related to the intangible and tangible assets obtained in the acquisitions of T3 Communications Inc., and Synergy Telecom during FY 2018.

Operating loss. The Company reported an operating loss of $2,361,000 for the fiscal period ended July 31, 2019 compared to an operating loss of $2,868,000 for the fiscal period ended July 31, 2018. The improvement in operating loss between periods is primarily due to the increase of $1,964,000 in gross margin, the decrease of $477,000 in stock compensation expense and the decrease of $100,000 in legal and professional fees. These positive improvements were slightly offset by the increase of $1,601,000 in SG&A and the increase of $442,000 in depreciation and amortization expense.

Gain (loss) on derivative instruments. Gain on derivative instruments improved by $17,000 between periods. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized a loss between the years ended July 31, 2018 and 2019.

Income tax expense. During the year ended July 31, 2019, the Company recognized an income tax expense of $47,000. The primary reason for the income tax expense is due to the accrual of state income tax.

Interest expense. Interest income (expense) increased by $1,787,000 from the year ended July 31, 2018 to the year ended July 31, 2019. The primary reason for the increase in interest expenses is attributed to the recognition of non-cash interest / accretion expense of $1,466,000 related to the adjustment to the present value of various convertible notes and debentures. Additionally, the company recognized $541,000 in interest expense for cash interest payments on various promissory notes and interest income of $10,000.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the year ended July 31, 2019 was $4,648,000 compared to a net loss for the year ended July 31, 2018 of $3,220,000. The increase in net loss between periods is primarily attributed to the increase of $1,601,000 in SG&A, the increase of $442,000 in depreciation and amortization, and the increase of $1,787,000 in interest expense. The increases were slightly offset by the decrease of $17,000 in loss on derivative instruments, the increase of $1,964,000 in gross margin, the decrease of $477,000 in stock compensation expense and the decrease of $100,000 in legal and professional fees.

Net income (loss) attributable to the noncontrolling interest. During the year ended July 31, 2019, the consolidated entity recognized income in noncontrolling interest of $128,000. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net loss attributable to Digerati’s shareholder for the year ended July 31, 2019 was $4,520,000 compared to a net loss for the year ended July 31, 2018 of $3,163,000.

Deemed dividend on Series A Convertible Preferred Stock Net income (loss). Deemed dividend on convertible preferred stock for the year ended July 31, 2019 was $29,000 compared to a Deemed dividend on convertible preferred stock for the year ended July 31, 2018 of $0.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the year ended July 31, 2019 was $4,549,000 compared to a net loss for the year ended July 31, 2018 of $3,163,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $406,000 as of July 31, 2019. Net cash consumed by operating activities during the year ended July 31, 2019 was approximately $527,000, primarily as a result of operating expenses, that included $1,044,000 in stock compensation and warrant expense, amortization of debt discount of $1,466,000, interest expense from stock issued for debt extension of $24,000, loss on derivative liability of $74,000, depreciation and amortization expense of $669,000. Additionally, we had an increase of $171,000 in accounts payable, increase in accrued expenses of $661,000, increase in accounts receivables of $40,000, increase in deferred income of $23,000, a decrease in prepaid expenses and other current assets of $18,000.

Cash used in investing activities during the year ended July 31, 2019 was $135,000. The Company used $52,000 to purchase equipment and used $83,000 in the acquisition of a minority interest in Itellum.

Cash provided by financing activities during the year ended July 31, 2019 was $680,000, the Company secured $40,000 from an accredited investor through the issuance of 80,000 restricted common shares with a price of $0.50 per share and 15,000 warrants with an exercise price of $0.50 per share. Also, the Company secured $75,000 from an accredited investor through the issuance of 258,621 restricted common shares with a price of $0.29 per share. The Company also secured $150,000 from an accredited investor through the issuance of 600,000 restricted common shares with a price of $0.25 per share. Furthermore, the Company secured $200,000 from accredited investors under a private placement and issued 200,000 shares of Series A Convertible Preferred Stock at a conversion price of $0.30 per share and warrants to purchase an additional 400,000 shares of its common stock at an exercise price of $0.20 per share. The Company also secured $7,500 for the exercise of 75,000 warrants, with an exercise price of $0.10 per warrant. In addition, the Company secured $100,000 from 3rd party promissory notes. The Company also secured $1,044,000 from convertible notes, net of issuance costs and discounts. Furthermore, the Company secured $25,000 from a promissory note with a related party. Also, the Company made principal payments of $153,000 on related party notes, $651,000 in principal payments on convertible notes, $125,000 in principal payments on 3rd party promissory notes and $33,000 in principal payments on equipment financing. Overall, our net operating, investing and financing activities during the year ended July 31, 2019 provided approximately $18,000 of our available cash.

We implemented initiatives to reduce our overall cash deficiencies on a monthly basis. During FY 2020 we anticipate reducing fixed costs and general expenses, in addition, certain members of our management team have taken a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to invest in a new marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers to tap into new sources of revenue streams, we have also secured various agent agreements to accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees. During the year ended FY 2018, the Company acquired T3 Communications, Inc., a leading provider of cloud communication and Internet broadband solutions in Southwest Florida. The acquisition of T3 allowed the Company to accelerate its revenue growth and expand into new markets.

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

Our current cash expenses are expected to be approximately $95,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of July 31, 2019, our total liabilities were approximately $6,897,000, which included $927,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations during FY 2020. We used proceeds secured from 3rd party promissory notes to pay existing notes and we anticipate raising additional debt financing to meet our working capital needs.

Digerati’s consolidated financial statements for the year ending July 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $85,320,000 and a working capital deficit of approximately $5,865,000 which raises doubt about Digerati’s ability to continue as a going concern.

Critical Accounting Policies

Revenue Recognition. On August 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of August 1, 2018. Results for reporting periods beginning after August 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to the opening balance of accumulated deficit or revenues for the year ended July 31, 2019 as a result of applying Topic 606.

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

Disaggregation of Revenue

Summary of disaggregated revenue is as follows (in thousands):

	For the Years ended July 31,
	2019	2018
Service revenue	$5,847	$1,994
Product revenue	193	7
Total operating revenues	$6,040	$2,001

Contract Assets

       Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of July 31, 2019 and July 31, 2018, were $22,967 and $12,155, respectively.

Deferred Income

       Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of July 31, 2019 and July 31, 2018, were $285,000 and $262,000, respectively.

Costs to Obtain a Customer Contract

Sales commissions are paid upon collections of related revenue and are expensed during the same period. Sales commissions for the year ended July 31, 2019 and the year ended July 31, 2018, were $52,613 and $36,233, respectively.

Goodwill, Intangible Assets, and Long-Lived Assets. Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at July 31, 2019 and 2018 and determined that there was no impairment.

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

Stock-based compensation. In June 2018 FASB adopted the Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This update simplifies the accounting for non-employee share-based payment transactions by expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. The Company adopted the updated standard as of May 1, 2018, adopting this guidance did not have a material effect on its consolidated financial statements. During FY 2018 and 2019, the Company issued 2,213,512 common shares and 1,827,927 common shares, respectively to various employees as part of our profit sharing-plan contribution and stock in lieu of cash. At the time of issuance during FY 2018 and 2019 we recognized stock-based compensation expense of approximately $1,240,000 and $312,328, respectively equivalent to the market value of the shares issued calculated based on the share’s closing price at the grant dates.

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

Treasury Shares. As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 6,000,000 treasury shares for consideration for future conversions and exercise of warrants. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of July 31, 2019, we believe that the treasury share reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

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

Our derivative liabilities as of July 31, 2019 and 2018 of $927,000 and $632,000, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

Fair value measurements at reporting date using:
		Quoted prices in	Significant
		active markets	other
		for identical	observable	Significant
		liabilities	inputs	unobservable inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes derivative liability at July 31, 2018	$632,268	-	-	$632,268
Convertible promissory notes derivative liability at July 31, 2019	$927,171	-	-	$927,171

The fair market value of all derivatives during the year ended July 31, 2019 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	120.27% - 208.29%
Risk-free interest rate	1.74% -2.93%
Expected term	0.21 - 2.75 years

Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2018	$632,268
Derivative from new convertible promissory notes	1,043,834
Derivative liability resolved to additional paid in capital due to debt conversion	(822,922)
Derivative loss	73,991
Balance at July 31, 2019	$927,171

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Digerati Technologies, Inc.

San Antonio, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digerati Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of July 31, 2019 and July 31, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and July 31, 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

We have served as the Company’s auditor since 2018

October 28, 2019

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31,	July 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$406	$388
Accounts receivable, net	262	229
Prepaid and other current assets	107	124

Total current assets	775	741

LONG-TERM ASSETS:
Intangible assets, net	1,832	2,211
Goodwill, net	810	835
Property and equipment, net	579	713
Other assets	58	59
Investment in Itellum	185	-

Total assets	$4,239	$4,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,264	$1,177
Accrued liabilities	1,493	893
Equipment financing	65	30
Convertible note payable, current, net $547 and $460, respectively	1,005	618
Note payable, current, related party, net of $7 and $0, respectively	383	126
Note payable, current, net $0 and $0, respectively	1,218	725
Deferred income	285	262
Derivative liability	927	632
Total current liabilities	6,640	4,463

LONG-TERM LIABILITIES:
Convertible debenture, net $29 and $273, respectively	21	27
Notes payable, related party, net $17 and $38, respectively	136	505
Note payable	-	500
Equipment financing	100	64
Total long-term liabilities	257	1,096

Total liabilities	6,897	5,559

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized, 225,000 and 0 issued and outstanding, respectively	-	-
Common stock, $0.001, 150,000,000 shares authorized, 23,740,406 and 12,775,143 issued and outstanding, respectively (6,000,000 reserved in Treasury)	24	13
Additional paid in capital	82,972	79,993
Accumulated deficit	(85,320)	(80,800)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(2,323)	(793)
Noncontrolling interest	(335)	(207)
Total stockholders’ deficit	(2,658)	(1,000)
Total liabilities and stockholders’ deficit	$4,239	$4,559

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years ended July 31,
	2019	2018
OPERATING REVENUES:
Cloud-based hosted services	$6,040	$2,001

Total operating revenues	6,040	2,001

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	3,128	1,053
Selling, general and administrative expense	4,208	3,084
Legal and professional fees	390	490
Bad debt	6	15
Depreciation and amortization expense	669	227
Total operating expenses	8,401	4,869

OPERATING LOSS	(2,361)	(2,868)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	(74)	(91)
Income (tax) benefit	(47)	118
Interest income (expense)	(2,166)	(379)
Total other income (expense)	(2,287)	(352)

NET LOSS INCLUDING NONCONTROLLING INTEREST	(4,648)	(3,220)

Less: Net loss attributable to the noncontrolling interests	128	57

NET LOSS ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	(4,520)	(3,163)

Deemed dividend on Series A Convertible preferred stock	(29)	-

NET LOSS ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(4,549)	$(3,163)

INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.27)	$(0.31)

INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.27)	$(0.31)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	16,650,507	10,339,371

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	16,650,507	10,339,371

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED JULY 31, 2018 AND 2019

(In thousands, except for share amounts)

	Equity Digerati’s Shareholders
	Convertible Preferred		Common		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Shares	Par	Capital	Deficit	Income	Equity	Interest	Totals
BALANCE, July 31, 2017	-	-	8,386,056	$8	$76,986	$(77,637)	$1	$(642)	$-	$(642)
Stock issued for services, to employees	-	-	1,807,012	2	1,052	-	-	1,054	-	1,054
Stock issued for services	-	-	406,500	-	186	-	-	186	-	186
Stock issued for AP settlement	-	-	35,575	-	15	-	-	15	-	15
Stock issued for cash	-	-	960,000	1	479	-	-	480	-	480
Stock issued for convertible debt	-	-	505,000	1	3	-	-	4	-	4
Stock issued, extension of debt	-	-	25,000	-	13	-	-	13	-	13
Stock issued for Acquisition	-	-	500,000	1	174	-	-	175	-	175
Stock issued, exercise of warrants	-	-	150,000	-	15	-	-	15	-	15
Value of warrants issued	-	-	-	-	670	-	-	670	-	670
Sale of subsidiary shares to a noncontrolling interest	-	-	-	-	400	-	-	400	(150)	250
Net Ioss	-	-	-	-	-	(3,163)	-	(3,163)	(57)	(3,220)
BALANCE, July 31, 2018	-	-	12,775,143	$13	$79,993	$(80,800)	$1	$(793)	$(207)	$(1,000)
Stock issued for services, to employees	-	-	1,827,926	2	310	-	-	312	-	312
Amortization of employee stock options	-		-	-	419	-	-	419	-	419
Common stock issued for services	-	-	925,000	1	248	-	-	249	-	249
Common stock issued for settlement of accounts payable	-	-	138,714	-	37	-	-	37	-	37
Common stock and warrants issued for cash	-	-	938,621	1	264	-	-	265	-	265
Series A Convertible preferred stock issued for cash	225,000	-	-	-	225	-	-	225	-	225
Stock issued for investment in Itellum	-	-	500,000	1	84	-	-	85	-	85
Common stock issued for debt	-	-	288,000	-	43	-	-	43	-	43
Common Stock issued for debt conversion	-	-	4,592,002	5	311	-	-	316	-	316
Common stock issued concurrent with convertible debt			1,050,000	1	(1)	-	-	-	-	-
Derivative liability resolved to APIC due to note conversion	-	-	-	-	823	-	-	823	-	823
Common stock issued for debt extension	-	-	255,000	-	54	-	-	54	-	54
Common Stock issued for accrued interest payments on debt	-	-	375,000	-	60	-	-	60	-	60
Common stock issued, exercise of warrants	-	-	75,000	-	7	-	-	7	-	7
Debt discount from warrants issued with debt	-	-	-	-	31	-	-	31	-	31
Warrants expense amortization	-	-	-	-	64	-	-	64	-	64
Beneficial conversion feature on Series A Convertible preferred stock	-	-	-	-	29	-	-	29	-	29
Deemed dividend from beneficial conversion feature on Series A Convertible preferred stock	-	-	-	-	(29)	-	-	(29)	-	(29)
Net Ioss	-	-	-	-	-	(4,520)	-	(4,520)	(128)	(4,648)
BALANCE, July 31, 2019	225,000	-	23,740,406	$24	$82,972	$(85,320)	$1	$(2,323)	$(335)	$(2,658)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years ended July 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,648)	$(3,220)
Adjustments to reconcile net loss to cash used in by operating activities:
Deferred tax benefit		(159)
Depreciation and amortization	669	227
Stock compensation and warrant expense	1,044	1,508
Stock issued for extension of debt	-	13
Bad debt	6	-
Loss on accounts payable settled with stock	5	-
Interest expense from stock issued for debt extension	24	-
Amortization of debt discount	1,466	277
Loss (Gain) on derivative liabilities	74	91
Changes in operating assets and liabilities:
Accounts receivable	(40)	56
Prepaid expenses and other current assets	18	(18)
Accounts payable	171	181
Accrued expenses	661	120
Deferred income	23	(61)
Net cash used in operating activities	(527)	(985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from selling of noncontrolling interest	-	250
Cash paid in business acquisition, net of cash acquired	-	(1,788)
Cash paid for cost method investment	(83)	-
Cash paid in acquisition of equipment	(52)	-
Net cash used in investing activities	(135)	(1,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock and warrants	473	495
Borrowings from convertible debt, net of original issuance cost and discounts	1,044	1,397
Borrowings from related party note, net	25	525
Borrowings from 3rd party promissory notes, net	100	890
Principal payments on convertible notes, net	(651)	(120)
Principal payments on related party notes, net	(153)	(131)
Principal payments on 3rd party promissory notes, net	(125)	(815)
Principal payment on equipment financing	(33)	(3)
Net cash provided by financing activities	680	2,238

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18	(285)
CASH AND CASH EQUIVALENTS, beginning of period	388	673

CASH AND CASH EQUIVALENTS, end of period	$406	$388

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$541	$143
Income tax paid	$-	$116

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$1,044	$542
Debt discount from warrants issued with debt	$31	$402
Debt discount from common stock issued with debt	$43	$4
Common Stock issued for debt conversion	$316	$-
Common Stock issued for accrued interest payments on debt	$60
Common Stock issued for debt extension	$29	$-
Common Stock issued to settle accounts payable	$-	$15
Derivative liability resolved to APIC due to debt conversion	$823	$-
Deemed dividend from beneficial conversion feature on Series A Convertible preferred stock	$29	$-
Stock issued for business acquisition	$-	$175
Equipment Financing on purchased assets	$104	$98
Note payable issued for business acquisition	$-	$1,425
Stock issued for investment in Itellum	$85	$-
Note payable issued for investment in Itellum	$18	$-

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Digerati Technologies, Inc. (“we”, “our”, “Company” or “Digerati”) was incorporated in the state of Nevada on May 24, 2004. Digerati is a diversified holding company that has no independent operations apart from its subsidiaries. Through our operating subsidiaries in Texas and Florida, T3 Communications, Inc., and Shift8 Networks, Inc., dba, T3 Communications, we provide cloud services specializing in Unified Communications as a Service (“UCaaS”) solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband and cloud WAN 9SD WAN) solutions. Our services are designed to provide enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted IP/PBX, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™.

Principles of Consolidation. The consolidated financial statements include the accounts of Digerati, and its subsidiaries, which are majority owned by Digerati In accordance with ASC 810-10-05. All significant inter-company transactions and balances have been eliminated.

Cost Method Investment. The Company holds a minority interest in Itellum. The Company has no influence over the operating and financial policies of Itellum. The Company has no controlling interest, is not the primary beneficiary and does not have the ability to exert significant influence. As a result we accounted for this investment using the cost method of accounting.

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

Beneficial conversion features. The Company evaluates the conversion feature for whether it was beneficial as described in ASC 470-30. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

Related parties. The Company accounts for related party transactions in accordance with ASC 850 (“Related Party Disclosures”). A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

Revenue Recognition. On August 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of August 1, 2018. Results for reporting periods beginning after August 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to the opening balance of accumulated deficit or revenues for the year ended July 31, 2019 as a result of applying Topic 606.

Sources of revenue:

Cloud-based hosted Services. The Company recognizes cloud-based hosted services revenue, mainly from subscription services for its cloud telephony applications that includes hosted IP/PBX services, SIP trunking, call center applications, auto attendant, voice and web conferencing, call recording, messaging, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and other customized applications. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery services. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

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

Disaggregation of Cloud-based hosted revenues

Summary of disaggregated revenue is as follows (in thousands):

	For the Years ended July 31,
	2019	2018
Service revenue	$5,847	$1,994
Product revenue	193	7
Total operating revenues	$6,040	$2,001

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of July 31, 2019 and July 31, 2018, were $22,967 and $12,155, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of July 31, 2019 and July 31, 2018, were $285,000 and $262,000, respectively.

Costs to Obtain a Customer Contract

Sales commissions are paid upon collections of related revenue and are expensed during the same period. Sales commissions for the year ended July 31, 2019 and the year ended July 31, 2018, were $52,613 and $36,233, respectively.

Direct Costs - Cloud-based hosted Services

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

Allowance for Doubtful Accounts.

Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2019 and 2018, Digerati’s allowance for doubtful accounts balance was $115,000 and $122,000, respectively.

Customer deposits.

The Company in some instances requires customers to make deposits for equipment, installation charges and training. As equipment is installed and training takes places the deposits are then applied to revenue. As of July 31, 2019 and 2018, Digerati’s customer deposits balance was $285,000 and $262,000, respectively.

Property and equipment. Property and equipment are recorded at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are one (1) to seven (7) years.

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at July 31, 2019 and determined that there was no impairment.

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

Treasury Shares. As a result of entering into various convertible debt instruments, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 6,000,000 treasury shares for consideration for future conversions and exercise of warrants. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of July 31, 2019, we believe that the treasury share reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

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

Our derivative liabilities as of July 31, 2019 and 2018 of $927,000 and $632,000, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

Fair value measurements at reporting date using:
		Quoted prices in	Significant
		active markets	other
		for identical	observable	Significant
		liabilities	inputs	unobservable inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes derivative liability at July 31, 2018	$632,268	-	-	$632,268
Convertible promissory notes derivative liability at July 31, 2019	$927,171	-	-	$927,171

The fair market value of all derivatives during the year ended July 31, 2019 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	120.27% - 208.29%
Risk-free interest rate	1.74% -2.93%
Expected term	0.21 - 2.75 years

Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2017	$-
Derivative discount - convertible debt	541,671
Derivative loss	90,597
Balance at July 31, 2018	$632,268
Derivative from new convertible promissory notes recorded as debt discount	1,043,834
Derivative liability resolved to additional paid in capital due to debt conversion	(822,922)
Derivative loss	73,991
Balance at July 31, 2019	$927,171

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

Since January 1, 2007, Digerati accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, Digerati recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of July 31, 2019 we have no liability for unrecognized tax benefits.

Stock-based compensation. In June 2018 FASB adopted the Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This update simplifies the accounting for non-employee share-based payment transactions by expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. The Company adopted the updated standard as of May 1, 2018, adopting this guidance did not have a material effect on its consolidated financial statements. During FY 2018 and 2019, the Company issued 2,213,512 common shares and 1,827,927 common shares, respectively to various employees as part of our profit sharing-plan contribution and stock in lieu of cash. At the time of issuance during FY 2018 and 2019 we recognized stock-based compensation expense of approximately $1,240,000 and $312,328, respectively equivalent to the market value of the shares issued calculated based on the share’s closing price at the grant dates.

Basic and diluted net income (loss) per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended July 31, 2019 and 2018, potential dilutive securities including options and warrants were not included in the calculation of diluted net (loss) per common share. Potential dilutive securities, which are not included in dilutive weighted average shares are as follows:

	7/31/2019	7/31/2018
Options to purchase common stock	4,940,000	3,415,000
Warrants to purchase common stock	2,700,000	2,370,000
Convertible debt	13,113,643	3,268,214
Total:	20,753,643	9,053,214

Noncontrolling interest. The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive income (loss). For the year ended July 31, 2019 and 2018, the Company recognized a noncontrolling deficits of $128,000 and $57,000, respectively.

Recently issued accounting pronouncements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with a duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018.  In July 2018 the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided additional implementation guidance on the previously issued ASU.  The Company evaluated this amendment as of August 1, 2018, and concluded that did not have a material effect on the presentation of our consolidated financial statements.

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

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the year ending July 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $85,320,000 and a working capital deficit of approximately $5,865,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s consolidated financial statements as of July 31, 2019 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

During FY 2008, Digerati made a loan of $150,000 to NetSapiens Inc. The note receivable had a maturity date of June 26, 2008 with interest at 8% per year. The note was secured by NetSapiens’ proprietary Starter Platform License and SNAPsolution modules. On June 26, 2008 Digerati converted the outstanding interest and principal balance into a lifetime and perpetual NetSapiens’ License. The License provides Digerati with the ability to offer Hosted PBX (Private Branch eXchange), IP Centrex application, prepaid calling, call center, conferencing, messaging and other innovative telephony functionality necessary to offer standard and/or custom services to enterprise markets. The NetSapiens’ License, in the amount of $150,000, is being amortized equally over a period of 10 years. For the years ended July 31, 2019 and 2018, amortization totaled approximately $0 and $13,750, respectively. As of July 31, 2019 the NetSapiens’ License is fully amortized.

On December 1, 2017, Shift8 and Synergy Telecom, Inc., a Delaware corporation (“Synergy”), closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy. The total purchase price was $425,000, the acquisition was accounted for under the purchase method of accounting, with Digerati identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by Digerati was allocated to customer contracts acquired, software licenses, and goodwill based on their fair values as of December 1, 2017.

The following information summarizes the allocation of the fair values assigned to the assets. The allocation of fair values is based on an extensive analysis and is subject to changes in the future during the measurement period.

		Useful life
	Synergy	(years)

Customer relationship	$40,000	5
License - software	105,000	3
Goodwill	280,000	-
Total Purchase price	$425,000

For the years ended July 31, 2019 and 2018, amortization expense for the acquired intangible was $60,500 and $25,000, respectively.

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

		Useful life
	T3	(years)
Customer relationships	$1,480,000	7
Marketing & Non-compete	800,000	5
Goodwill	530,353	-
Total	$2,810,353

For the years ended July 31, 2019 and 2018, amortization expense for the acquired assets totaled approximately $371,000 and $93,000, respectively.

Intangible assets at July 31, 2019 and 2018 are summarized in the tables below:

July 31, 2019	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(12,672)	27,328
Customer relationships, 7 years	1,480,000	(276,077)	1,203,923
Marketing & Non-compete, 5 years	800,000	(200,000)	600,000
Total Define-lived Assets	2,470,000	(638,749)	1,831,251
Goodwill, Indefinite	810,353	-	810,353
Balance, July 31, 2019	$3,280,353	$(638,749)	$2,641,604

July 31, 2018	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(4,667)	35,333
Customer relationships, 7 years	1,480,000	(64,652)	1,415,348
Marketing & Non-compete, 5 years	800,000	(40,000)	760,000
Total Define-lived Assets	2,470,000	(259,319)	2,210,681
Goodwill, Indefinite	834,828	-	834,828
Balance, July 31, 2018	$3,304,828	$(259,319)	$3,045,509

Total amortization expense for the periods ended July 31, 2019 and 2018 was approximately $379,000 and $123,000, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Following is a summary of Digerati’s property and equipment at July 31, 2019 and 2018 (in thousands):

	Useful lives	2019	2018
Telecom equipment & software	1-5 years	$978	$831
Less: accumulated depreciation		(399)	(118)
Net–property and equipment		$579	$713

The Company uses straight-line depreciation, for the years ended July 31, 2019 and 2018, depreciation totaled approximately $289,000 and $104,000, respectively.

NOTE 5 – INCOME TAXES

Digerati files a consolidated tax return. The current tax year is subject to examination by the Internal Revenue Service and certain state taxing authorities. As of July 31, 2019, Digerati had net operating loss carry-forwards of approximately $8,596,715 to reduce future federal income tax liabilities; the loss carry-forwards will start to expire in 2020. Under the recently enacted Tax Cuts and Jobs Act (TCJA), the new effective Corporate flat tax rate is 21% (effective for tax years beginning after December 31, 2017). Income tax benefit (provision) for the years ended July 31, 2019 and 2018 are as follows:

The effective tax rate for Digerati is reconciled to statutory rates as follows:

	2019	2018
Expected Federal benefit (provision), at statutory rate	21.0%	21.0%
Change in valuation allowance	(21.0)%	(21.0)%
	0.0%	0.0%

Deferred tax assets are comprised of the following as of July 31, 2019 and 2018:

	2019	2018
Net operating loss carryover	$1,805,310	$1,239,503
Valuation allowance	(1,805,310)	(1,239,503)
Total deferred tax asset, net	$-	$-

At July 31, 2019, realization of Digerati’s deferred tax assets was not considered likely to be realized. The change in the valuation allowance for 2019 was resulted in an increase of approximately $565,807. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in Digerati’s combined financial statements. The current year remains open to examination by the major taxing jurisdictions in which Digerati is subject to tax. The Company files a calendar year return and the net operating loss was adjusted for the fiscal year ended July 31, 2019.

During the year ended July 31, 2019 the Company issued 10,965,263 common shares, and under our initial assessment this will likely result in a change of control and the net operation loss (NOL’s) became subject to the separate return limitation year. We will evaluate during the tax year and consider the limitations.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

Digerati leases its corporate facilities, sales office and network facilities in Texas and Florida. The annual rent expense under the operating leases was $141,546 and $81,670, for 2019 and 2018, respectively. Below is a list of our primary operating leases:

Location	Lease Expiration Date	Annual Rent	Business Use	Approx. Sq. Ft.
825 W. Bitters Rd., Suite 104 San Antonio, TX 78216	July-22	$23,654	Executive offices	1,546
2401 First Street, Suite 300, Ft.			Lease of network facilities and
Myers, FL 34901	Nov-20	$107,534	office space	6,800
7218 McNeail Dr, Austin, TX 78729	Aug-21	$14,222	Lease of network facilities	25
6606 Lyndon B. Johnson, Fwy., FL1, Suite 125, Dallas, TX 75240	Sep-21	$25,161	Lease of network facilities	25
9701 S. John Young Parkway, Orlando, FL 32819	May-23	$30,528	Lease of network facilities	540

The future minimum lease payment under the operating leases are as follows:

Years Ending July 31,	Lease Payments
2020	$160,574
2021	108,409
2022	57,057
2023	25,440
Total:	$351,480

NOTE 7 – STOCK-BASED COMPENSATION

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

During the year ended July 31, 2018, we issued:

●	644,732 common shares to various employees as part of the Company’s profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $226,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.
●	515,493 common shares to management for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $222,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.
●	646,787 common shares to management for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $306,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.
●	1,025,000 options to purchase common shares to various employees with an exercise price of $0.35 per share and a term of 5 years. The options vest equally over a period of one year. The options have a fair market value of $218,200.
●	275,000 options to purchase common shares to various employees with an exercise price of $0.35 per share and a term of 5 years. The options vest equally over a period of two years. The options have a fair market value of $74,600.
●	545,000 options to purchase common shares to various employees with an exercise price of $0.35 per share and a term of 5 years. The options vest equally over a period of three years. The options have a fair market value of $164,600.
●	420,000 options to purchase common shares to various employees with an exercise price of $0.45 per share and a term of 5 years. The options vest equally over a period of three years. The options have a fair market value of $160,000.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	162.72%-169.76%
Risk-free interest rate	2.13% -2.78%
Expected term	1.0 - 3.0 years

During the year ended July 31, 2018 we issued the following to non-employee professionals:

●	In September 2017, the Company issued an aggregate of 12,500 shares of common stock with a market value at time of issuance of $4,375. The shares were issued for consulting services.
●	In December 2017, the Company issued an aggregate of 100,000 shares of common stock with a market value at time of issuance of $40,000. The shares were issued for consulting services.
●	In June 2018, the Company issued an aggregate of 100,000 shares of common stock with a market value at time of issuance of $48,000. The shares were issued for consulting services.
●	In July 2018, the Company issued an aggregate of 194,000 shares of common stock with a market value at time of issuance of $93,720. The shares were issued to various professionals for consulting services.

Also, during the year ended July 31, 2018 we issued the following to settle accounts payables:

●	In June 2018, the Company issued an aggregate of 35,575 shares of common stock with a market value at time of issuance of $15,288. The shares were issued to settle accounts payables with various professionals, the Company recognized a loss of $5,700 upon issuance of the shares.

During the year ended July 31, 2019, we issued:

●	635,156 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $114,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.
●	100,000 options to purchase common shares to a member of the Board of Directors with an exercise price of $0.18 per share and a term of 5 years. The options vest equally over a period of one year. At the time of issuance the options had a fair market value of $11,406.
●	1,725,000 options to purchase common shares to members of the Management team with an exercise price of $0.19 per share and a term of 5 years. The options vest equally over a period of one year. At the time of issuance the options had a fair market value of $217,263.
●	250,000 options to purchase common shares to an employee with an exercise price of $0.25 per share and a term of 5 years. The options vest equally over a period of two years. At the time of issuance the options had a fair market value of $39,175.
●	1,192,770 common shares to members of the Management team for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $198,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.
●	1,350,000 shares of common stock to the Executive Officers, with a market value at time of issuance of $256,500, the Stock Grant will vest upon the earlier of the Company achieving $15 million in annualized revenue or listing on a primary stock exchange (e.g. NASDAQ or NYSE American) and will be subject to adjustment for any forward or reverse split of the Company’s stock. The Company recognized approximately $85,500 in stock-based compensation expense related to this issuance during the year ended July 31, 2019. Unamortized compensation cost totaled $171,000 at July 31, 2019.

During the year ended July 31, 2019 we issued the following to non-employee professionals:

●	In November 2018, the Company issued an aggregate of 200,000 shares of common stock with a market value at time of issuance of $69,600. The shares were issued for consulting services.
●	In February 2019, the Company issued an aggregate of 325,000 shares of common stock with a market value at time of issuance of $78,000. The shares were issued for consulting services.
●	In February 2019, the Company issued an aggregate of 400,000 shares of common stock with a market value at time of issuance of $100,000. The shares were issued for consulting services.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	178.79% - 260.07%
Risk-free interest rate	1.84% - 2.73%
Expected term	1.0 - 2.0 years

Digerati recognized approximately $733,000 and $1,054,000 in stock-based compensation expense to employees during the years ended July 31, 2019 and 2018, respectively. Unamortized compensation cost totaled $433,608 and $397,000 at July 31, 2019 and July 31, 2018, respectively.

A summary of the stock options as of July 31, 2019 and July 31, 2018 and the changes during the years ended July 31, 2019 and July 31,2018:

			Weighted-average
		Weighted-average	remaining contractual
	Options	exercise price	term (years)

Outstanding at July 31, 2017	1,170,000	$0.24	4.30
Granted	2,265,000	$0.37	5.00
Exercised	-	-	-
Forfeited and cancelled	(20,000)	$0.24	3.30
Outstanding at July 31, 2018	3,415,000	$0.33	4.58
Granted	2,075,000	$0.20	4.58
Exercised	-	-	-
Forfeited and cancelled	(550,000)	$0.36	3.39
Outstanding at July 31, 2019	4,940,000	$0.27	3.65
Exercisable at July 31, 2019	3,452,405	$0.28	3.31

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 4,940,000 and 3,415,000 stock options outstanding at July 31, 2019 and July 31, 2018 was $0 and $706,372, respectively.

The aggregate intrinsic value of 3,452,405 and 2,006,111 stock options exercisable at July 31, 2019 and July 31, 2018 was $0 and $587,389, respectively.

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

During the year ended July 31, 2019, the Company issued the following warrants:

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

In October 2018, Digerati issued 200,000 warrants under an extension of payments to existing promissory notes, with a combined current principal balance of $75,000, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $31,000 and was recognized as a discount on the promissory note, the company amortized the fair market value as interest expense over 3 months.

In January 2019, Digerati cancelled 260,000 warrants with an exercise price of $0.15. Additionally, the Company issued 260,000 common shares to replace these warrants, in conjunction with two promissory notes with a principal balance of $50,000, in addition at the time of issuance we recognized a discount of $36,000 for the common stock issued in replacement of warrants.

In February 2019, the Company received $1,500 for the exercise of 15,000 warrants, with an exercise price of $0.10 per warrant.

In March 2019, the Company received $6,000 for the exercise of 60,000 warrants, with an exercise price of $0.10 per warrant.

In April 2019, the Company secured $50,000 from accredited investors under a private placement and issued 50,000 shares of Series A Convertible Preferred Stock at a conversion price of $0.30 per share and warrants to purchase an additional 100,000 shares of its common stock at an exercise price of $0.20 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments. The Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration.

In May 2019, the Company secured $175,000 from accredited investors under a private placement and issued 175,000 shares of Series A Convertible Preferred Stock at a conversion price of $0.30 per share and warrants to purchase an additional 350,000 shares of its common stock at an exercise price of $0.20 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments. The Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration.

The fair market value of all warrants issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	153.99% - 330.94%
Risk-free interest rate	2.00% -2.93%
Expected term	3.0 years

A summary of the warrants as of July 31, 2019 and 2018 and the changes during the years ended July 31, 2019 and 2018 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2017	510,000	$0.29	2.87
Granted	2,010,000	$0.26	3.34
Exercised	(150,000)	$0.10	3.00
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2018	2,370,000	$0.28	2.90
Granted	665,000	$0.18	2.61
Exercised	(75,000)	$0.10	2.15
Forfeited and cancelled	(260,000)	$0.15	3.75
Outstanding at July 31, 2019	2,700,000	$0.32	2.19
Exercisable at July 31, 2019	2,400,000	$0.24	2.09

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 2,700,000 and 2,370,000 warrants outstanding at July 31, 2019 and July 31, 2018 was $63,602 and $607,557, respectively.

The aggregate intrinsic value of 2,400,000 and 2,070,000 warrants exercisable at July 31, 2019 and July 31, 2018 was $63,602 and $597,927, respectively.

Warrant expense for the years ended July 31, 2019 and 2018 was $64,000 and $268,000, respectively. Unamortized warrant expense totaled $0 and $64,000 respectively as of July 31, 2019 and July 31, 2018.

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

During the years ended July 31, 2019 and July 31, 2018, the Company issued 635,156 and 644,732 respectively, common shares to various employees as part of the Company’s profit-sharing plan contribution. The Company recognized stock-based compensation expense for July 31, 2019 and July 31, 2018 of $114,000 and $226,000, respectively, equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

NOTE 10 – SIGNIFICANT CUSTOMERS

During the years ended July 31, 2018 and 2019, the Company did not derive a significant amount of revenue from one single customer.

As of the year ended July 31, 2019, the company derived 9%, 7%, 6% and 6% total accounts receivable from four customers. During the year ended July 31, 2018, the company derived 13% and 23% total accounts receivable from two customers.

NOTE 11 – DEBT

Non-convertible - debt

On December 1, 2017, Shift8 Networks, Inc., dba, T3 Communications (“T3”) and Synergy Telecom, Inc., a Delaware corporation (“Synergy”), closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy. In conjunction with the transaction, T3 entered into a promissory note for $125,000 with an effective annual interest rate of 6% with 5 quarterly payments and a maturity date of February 28, 2019. The note holder agreed to extend three of the quarterly payment until March 31, 2019.In conjunction with the extension, the Company issued 200,000 warrants with a fair value of $31,000, which was recorded a debt discount and amortized during the year ending July 31, 2019. During the year ended July 31, 2018, the Company made a principal payment of $50,000, and as of July 31, 2018 the outstanding principal balance was $75,000. During the year ended July 31, 2019 the Company paid in full the outstanding principal balance of $75,000 and accrued interest of $3,105.

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

On April 27, 2018, T3 entered into a promissory note for $350,000 with an effective annual interest rate of 12% and a maturity date of June 27, 2018. With a principal payment of $200,000 due on May 31, 2018 and a principal payment of $150,000 due on June 27, 2018. The promissory note is secured by a Pledge and Security Agreement, whereby Shift8 agreed to pledge the cash on hand at one of the bank accounts owned by T3 until the principal payment is paid in full. In conjunction with the Notes, the Company issued 3-year warrants to purchase 400,000 shares of common stock each at an exercise price of $0.15 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $107,000 and was recognized as a discount on the promissory notes during the year ended July 31, 2018. During the year ended July 31, 2018, the promissory note was paid in full.

On April 30, 2018, T3 entered into a secured promissory note for $650,000 with an effective annual interest rate of 0% and a maturity date of May 14, 2018, provided, however, the Maturity Date will automatically be extended by one (1) additional period of thirty (30) days, until June 14, 2018. In addition, T3 entered into a Security Agreement, whereby T3 agreed to pledge one third of the outstanding shares of its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. Furthermore, a late fee of $3,000 per calendar week will be accessed beginning on May 15, 2018 and will continue until he principal balance is paid in full. The lender agreed to extend the maturity date until October 31, 2019, we are currently paying a $3,000 per week late fee. As of July 31, 2019 and July 31, 2018, the outstanding principal balance was $650,000.

On April 30, 2018, T3 entered into a credit facility under a secured promissory note of $500,000, interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month and a maturity date of April 30, 2020. Collateralized by T3’s accounts receivables and with an effective annual interest rate of prime plus 5.25%, adjusted quarterly on the first day of each calendar quarter. However, the rate will never be less than 9.50% per annum. In the event of default, the interest rate will be the maximum non-usurious rate of interest per annum permitted by whichever of applicable United States federal law or Louisiana law permits the higher interest rate. T3 agreed to pay the lender a commitment fee of 1.00% upon payment of the first interest payment under the credit facility and 1.00% on the first anniversary of the credit facility. In addition, T3 agreed to pay a monitoring fee of 0.33% of the credit facility, payable in arrears monthly. T3 also agreed to pay an over-advance fee of 3.00% of the amount advanced in excess of the borrowing base or maximum amount of the credit facility, payable in arrears monthly. T3 is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, 2) A fixed charge coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, and 3) A tangible net worth, at all times of at least $100,000. As of July 31, 2019 and July 31, 2018, the outstanding principal balance was $500,000.

On May 1, 2018, T3 entered into a promissory note for $150,000 with an effective annual interest rate of 3% and a maturity date of May 7, 2018. On May 4, 2018 the promissory note was paid in full.

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

On October 18, 2018, the Company issued an unsecured promissory note for $25,000, bearing interest at a rate of 8% per annum, with maturity date of November 18, 2018. In conjunction with the promissory note, the Company issued 100,000 common shares, the shares vested at time of issuance, these shares replaced previously issued warrants with an exercise price of $0.15, therefore the exercise price of $15,000 was recognized as a discount on the promissory note. On November 16, 2018, the Company paid in full the principal outstanding balance of $25,000 and accrued interest of $159. In addition, the Company amortized $15,000 of the debt discount as interest expense during the term the promissory note.

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. In June 2019, the maturity date was extended to July 31, 2019. As of the date of this filing, we are working with the lender to extend the maturity date on the note. The outstanding balance as of July 31, 2019 was $50,000.

On June 14, 2019, the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a 12% minority interest in Itellum Comunicacions Costa Rica, S.R.L. In conjunction with this transaction, we entered into a non-recourse promissory note for $17,500 with an effective annual interest rate of 8% and an initial maturity date of September 14, 2019. As of the date of this filing, we are working with the lender to extend the maturity date on the note. The outstanding balance as of July 31, 2019 was $17,500.

Notes payable, related party

On April 30, 2018, T3 entered into a convertible secured promissory note for $525,000 with an effective annual interest rate of 8% and a maturity date of April 30, 2020. With a principal payment of $100,000 due on June 1, 2018 and a principal payment of $280,823 due on April 30, 2020. Payment are based on a 60-month repayment schedule. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under the Note or the Pledge and Escrow Agreement; or (ii) mutual agreement between the Borrower and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, Premium, if applicable, and any other sums due and payable hereunder (such total amount, the “Conversion Amount”) into shares of Common Stock (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) a conversion price of $1.50 per share of Common Stock, which price shall be indicated in the conversion notice (the denominator) (the “Conversion Price”). The Holder shall submit a Conversion Notice indicating the Conversion Amount, the number of Conversion Shares issuable upon such conversion, and where the Conversion Shares should be delivered. The promissory note is secured by a Pledge and Escrow Agreement, whereby T3 agreed to pledge 51% of the securities owned in its Florida operations, T3 Communications, Inc., until the principal payment is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was $19,267 and was recognized as a discount on the promissory note. During the years ended July 31, 2019 and 2018, the company amortized $6,395 and $5,604, respectively, as interest expense. The total unamortized discount as of July 31, 2019 and 2018 were $7,298 and $13,693, respectively. In addition, during the years ended July 31, 2019 and 2018, the Company paid $73,223 and $119,000, respectively, of the principal outstanding balance. The total principal outstanding as of July 31, 2019 and 2018 were $332,985 and $406,208, respectively. One of the note holders also serves as President, CEO and Board Member of T3 Communications, Inc., one of our operating subsidiaries.

On May 1, 2018, T3 entered into a secured promissory note for $275,000 with an effective annual interest rate of 0% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by T3 in its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $26,543 and was recognized as a discount on the promissory note, the company amortized $7,738 and $2,119 as interest expense during the years ended July 31, 2019 and 2018, respectively. The total unamortized discount as of July 31, 2019 and 2018 were $16,686 and $24,424, respectively. During the years ended July 31, 2019 and 2018, the Company paid $52,721 and $12,547, respectively, of the principal balance. The total principal outstanding as of July 31, 2019 and 2018 were $209,732 and $262,453, respectively. The note holder also serves as Board Member of T3 Communications, Inc., one of our operating subsidiaries.

On December 7, 2018, Digerati entered into an unsecured promissory note for $28,000, the Company received net proceeds of $25,000 and added to the principal balance $3,000 of late penalty fee. The note had an effective annual interest rate of 0%, and a maturity date of January 21, 2019. Subsequently, the maturity date was extended to May 06, 2019. In conjunction with the note, the Company issued 28,000 shares of Common Stock, the shares vested at time of issuance. Under a Black-Scholes valuation the relative fair market value of the shares of Common Stock at time of issuance was minimal. In addition, the Company recognized $3,000 as a discount for penalty fee on the promissory note, and amortized $3,000 as interest expense during the year ended July 31, 2019. On May 6, 2019, the Company assigned the principal outstanding balance of $28,000 and accrued interest of $1,334 to another holder under a convertible promissory note (See section convertible promissory note assignment - April 2019 for the details on the assignment). The note holder also serves as Board Member of T3 Communications, Inc., one of our operating subsidiaries.

Convertible debt non-derivative

In March 2018, the Company entered into two (2) Promissory Notes (the “Notes”) for $250,000 each, bearing interest at a rate of 12% per annum. The Notes have a maturity date of September 15, 2018, provided, however, the Company shall have the right to request that the maturity date to be extended by one (1) additional period of ninety (90) days, until December 14, 2018. The Notes are payable every month, commencing April 15, 2018, in monthly payments of interest only and a single payment of the principal amount outstanding plus accrued interest on September 15, 2018. The Company agreed to repay the Notes from the proceeds from the Company’s current private placement. As proceeds from the Private Placement are received, the Company shall direct all funds to the Note Holders until the principal amount outstanding and accrued interest are paid in full. In addition, on March 15, 2018, the Company entered into a Note Conversion Agreement (the “Agreement”) with the Note holders, whereby, the holders may elect to convert up to 50% of the principal amount outstanding on the Notes into Common Stock of Digerati at any time after 90 days of funding the Notes. The Conversion Price shall be the greater of: (i) the Variable Conversion Price (as defined herein) or (ii) the Fixed Conversion Price (as defined herein). The “Variable Conversion Price” shall be equal to the average closing price for Digerati’s Common Stock (the “Shares”) for the ten (10) Trading Day period immediately preceding the Conversion Date. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The “Fixed Conversion Price” shall mean $0.50. In conjunction with the notes, the Company issued 300,000 warrants, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $126,538 and was recognized as a discount on the promissory notes. The company amortized $84,433 and $42,105 as a non-cash interest during the years ended July 31, 2019 and 2018, respectively. The total unamortized discount as of July 31, 2019 and 2018 were $0 and $84,433, respectively. Additionally, during the year ended the Company issued 375,000 shares of common stock for payment of $60,000 in accrued interest for the notes. The total principal outstanding balance as of July 31, 2019 and 2018 was $500,000. On December 27, 2018, the Company entered into an Amendment to the Loan Agreements, under the amendments the note holders agreed to extend the maturity date until September 14, 2019. In addition, as part of the amendment, the Company agreed to modify the “Fixed Conversion Price” to $0.35, all other terms under the Promissory Notes remained the same. We accounted for the extensions to the Notes as debt modifications and not extinguishment of debt since the changes in fair value are not substantial in accordance with ASC 470-50. Subsequently, on October 7, 2019, the holders agreed to extend the maturity date until March 30, 2020. In addition, as part of the amendments, the Company agreed to issue 400,000 shares of common stock. The shares were recorded as debt discount and amortized over the remaining term of the notes.

On June 19, 2018, the Company entered into various Promissory Notes (the “Notes”) for $272,000, bearing interest at a rate of 10% per annum, with an initial maturity date of April 10, 2019. In conjunction with the Notes, the Company issued 255,000 warrants under the promissory notes, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $118,400 and was recognized as a discount on the promissory notes. The company amortized $109,552 and $8,848 as a non-cash interest during the years ended July 31, 2019 and 2018, respectively. The total unamortized discount as of July 31, 2019 and 2018 were $0 and $109,552, respectively. On March 29, 2019, the Company entered into a First Amendment to the Promissory Notes, under the amendments the note holders agreed to extend the maturity date until June 30, 2019. In addition, as part of the amendments, the Company agreed to issue 85,000 shares of common stock. The shares were recorded as debt discount of $17,425 and amortized over the remaining term of the notes. The company amortized $17,425 as a non-cash interest during the years ended July 31, 2019. The total unamortized discount as of July 31, 2019 for the issuance of the first amendment shares was $0. On June 30, 2019, the Company entered into a Second Amendment to the Promissory Notes, under the amendments the note holders agreed to extend the maturity date until November 30, 2019. In addition, as part of the amendments, the Company agreed to issue 85,000 shares of common stock. The shares were recorded as debt discount of $14,450 and amortized over the remaining term of the notes. The company amortized $2,890 as a non-cash interest during the years ended July 31, 2019. The total unamortized discount as of July 31, 2019 for the issuance of the second amendment shares was $11,560. The total principal outstanding balance as of July 31, 2019 and 2018 was $272,000.

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

Peak One - First Debenture

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

On July 17, 2018, the Company redeemed $120,000 of the principal outstanding, at a redemption price of $156,000. The Company recognized the redemption price as interest expense during the period.

The Company analyzed the Debenture for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. Therefore, the company recognized derivative liability of $112,000 at July 31, 2018, of which $80,000 was recorded as debt discount and was amortized during the term of the note, and $32,000 was recorded as derivative loss. In connection with the execution of the Debenture, we issued 250,000 shares of our common stock to Peak One, the shares were recorded with a relative fair value of $0, the Company also recorded debt discount of $80,000 and amortized to interest expense.

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

During the years ended July 31, 2019, the Company amortized $80,000 of the debt discount as interest expense related to the convertible debenture. The total unamortized discount as of July 31, 2019 and 2018 were $0 and $80,000, respectively. The total principal outstanding balance as of July 31, 2019 and 2018, were $0 and $80,000, respectively.

Peak One - Second Debenture

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

The Company analyzed the Debenture for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. Therefore, the company recognized derivative liability of $189,171. In connection with the execution of the Debenture, we issued 130,000 shares of our common stock to Peak One, the shares were recorded with a relative fair value of $3,627 and $192,798 was recorded as debt discount and amortized during the term of the note.

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

On June 19, 2019, the Company issued 713,266 shares of common stock for the conversion of $50,000 of the principal outstanding under the convertible debenture.

During the years ended July 31, 2019 and 2018, the Company amortized $163,584 and $0, respectively of the debt discount as interest expense. The total unamortized discount as of July 31, 2019 and 2018, were $29,214 and $192,798, respectively. The total principal outstanding balance as of July 31, 2019 and 2018 were $50,000 and $220,000, respectively.

The Convertible debentures dated January 17, 2018 and July 31, 2018 with Peak One provide the option to the holder to convert at any time on or after the 180th calendar day after the issue date, to convert all or any portion of the then outstanding and unpaid principal amount and interest under the Promissory notes into shares of Common Stock of the Company at a conversion price for each share of Common Stock equal to the lower of (i) $0.50 (the “Fixed Conversion Price”) , or (ii) 70% of the lowest closing bid price of the Company’s Common Stock during the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures (provided, further, that if either the Company is not DWAC Operational at the time of conversion or the Common Stock is traded on the OTC Pink (“OTCP”) at the time of conversion, then seventy percent (70%) shall automatically adjust to sixty-five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of conversion of the Debentures), subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. (the “Alternate Conversion Price”)

The Debentures called for redemption shall be redeemable by the Company, upon not more than two (2) days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date (as defined below) is ninety (90) days or less from the date of issuance of this Debenture, One Hundred Ten percent (110%) of the sum of the Principal Amount so redeemed plus accrued interest, if any; (ii) if the Redemption Date is greater than or equal to one ninety-one (91) days from the date of issuance of this Debenture and less than or equal to one hundred twenty (120) days from the date of issuance of this Debenture, One Hundred Fifteen percent (115%) of the sum of the Principal Amount so redeemed plus accrued interest, if any; (iii) if the Redemption Date is greater than or equal to one hundred twenty one (121) days from the date of issuance of this Debenture and less than or equal to one hundred fifty (150) days from the date of issuance of this Debenture, One Hundred Twenty percent (120%) of the sum of the Principal Amount so redeemed plus accrued interest, if any; (iv) if the Redemption Date is greater than or equal to one hundred fifty one (151) days from the date of issuance of this Debenture and less than or equal to one hundred eighty (180) days from the date of issuance of this Debenture, One Hundred Thirty percent (130%) of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (v) if the Redemption Date is greater than or equal to one hundred eighty one (181) days from the date of issuance of this Debenture, One Hundred Forty percent (140%) of the sum of the Principal Amount so redeemed plus accrued interest, if any. The date upon which the Debentures are redeemed and paid shall be referred to as the “Redemption Date”.

In the Event of Default to the Holders of all Debentures then outstanding, and in each and every such case, unless such Event of Default shall have been waived in writing by a majority in interest of the Holders of the Debentures (which waiver shall not be deemed to be a waiver of any subsequent default), then at the option of a majority in interest of the Holders and in the discretion of a majority in interest of the Holders, take any or all of the following actions: (i) pursue remedies against the Company in accordance with any of the Holder’s rights, (ii) increase the interest rate applicable to the Debentures to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law, (iii) in the case of an Event of Default under Section 10(e)(ii)(1) based on the Company’s failure to be DWAC Operational, increase the Principal Amount to an amount equal to one hundred ten percent (110%) of the then-outstanding Principal Amount, (iv) in the case of an Event of Default under Section 10(d)(i), increase the Principal Amount to an amount equal to one hundred twenty percent (120%) of the then-outstanding Principal Amount and an additional ten percent (10%) discount shall be factored into the Conversion Price until this Debenture is no longer outstanding, (v) in the case of an Event of Default under Section 10(d)(i) through (v), increase the Principal Amount of the relevant Holder’s Debenture by One Thousand Dollars and 00/100 ($500.00) for each day the related failure continues, (vi) in the case of an Event of Default under Section 10(d)(ii) through (v) arising from an untimely delivery to the Holder of Conversion Shares or shares of Common Stock in de-legended form, if the closing bid price of the Common Stock on the Trading Day immediately prior to the actual date of delivery of Conversion Shares or de-legended shares, as the case may be, is less than the closing bid price on the Trading Day immediately prior to the date when Conversion Shares or de-legended shares were required to be delivered, increase the Principal Amount of the relevant Holder’s Debenture by an amount per share equal to such difference, and (vii) following the expiration of the applicable grace period (if any), at the option and discretion of the Holder, accelerate the full indebtedness under this Debenture, in an amount equal to one hundred forty percent (140%) of the outstanding Principal Amount and accrued and unpaid interest (the “Acceleration Amount”), whereupon the Acceleration Amount shall be immediately due and payable, without presentment, demand, protest or notice of any kinds, all of which are hereby expressly waived, anything contained herein, in the Securities Purchase Agreement or in any other note or instruments to the contrary notwithstanding. In the case of an Event of Default under Section 10(d)(ii), the Holder may either (i) declare the Acceleration Amount to exclude the Conversion Amount that is the subject of the Event of Default, in which case the Acceleration Amount shall be based on the remaining Principal Amount and accrued interest (if any), in which case the Company shall continue to be obligated to issue the Conversion Shares, or (ii) declare the Acceleration Amount to include the Conversion Amount that is the subject of the Event of Default, in which case the Acceleration Amount shall be based on the full Principal Amount, including the Conversion Amount, and accrued interest (if any), whereupon the Notice of Conversion shall be deemed withdrawn.

Firstfire - Promissory Note

On May 30, 2018, the Company entered into a securities purchase agreement with Firstfire Global Opportunities Fund, LLC, a Delaware limited liability company (“Firstfire”). Under the agreement, we issued Firstfire a $305,556 principal amount of a convertible promissory note for a cash purchase price of $275,000 (“Promissory note”), bearing interest at a rate of 6% per annum, with maturity on the first anniversary of the date of issuance. The Company paid Firstfire $2,500 for legal and compliance fees. The Company recorded the legal fees and other cost for a total of $33,000 as a discount to the Promissory note and they will be amortized over the term to interest expense. In connection with the execution of the securities purchase agreement, we issued 125,000 shares of our common stock to Firstfire as a commitment fee, the shares were recorded with a relative fair value of $0, the Company also recorded debt discount of $272,500 and amortized to interest expense over the term of the note.

The Company analyzed the Promissory note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the company recognized derivative liability of $330,830 and a debt discount of $272,500 that will be amortized during the term of the note. In addition, the Company recorded a $58,330 as a loss in derivative liability.

On November 21, 2018 the Company issued 85,000 shares of common stock for an amendment on the Promissory note and recorded the fair market value of the shares of $23,800 as interest expense.

On January 3, 2019, the Company issued 218,181 shares of common stock for the conversion of $15,000 of the principal outstanding under the convertible note.

On January 11, 2019, the Company issued 427,972 shares of common stock for the conversion of $30,000 of the principal outstanding under the convertible note.

On January 18, 2019, the Company redeemed the full outstanding principal balance on the convertible debenture of $260,556, at a redemption price of $370,000. The Company recognized the difference between the redemption price and principal balance paid as interest expense of $109,444.

During the year ended July 31, 2019 and 2018, the Company amortized $272,500 and $0, respectively, of the debt discount as interest expense related to the convertible note. The total unamortized discount as of July 31, 2019 and 2018 were $0 and $272,500, respectively. The total principal outstanding balance as of July 31, 2019 and 2018 were $0 and $305,556, respectively.

The Promissory note with Firstfire provide the option to the holder to convert at any time on or after the 180th calendar day after the issue date, to convert all or any portion of the then outstanding and unpaid principal amount and interest under the Promissory note into shares of Common Stock of the Company at a conversion price for each share of Common Stock equal to the lower of (i) $0.50 (the “Fixed Conversion Price”) , or (ii) 65% of the lowest closing bid price of the Company’s Common Stock during the twenty (20) consecutive trading day period immediately preceding the trading day that the Company receives a Notice of Conversion (the “Alternate Conversion Price”)

The Company may Prepay at any time prior to the 180th calendar day after the funding of the Promissory note all or part of the outstanding principal balance, with the exception of any portion thereof which is the subject of a previously-delivered notice of conversion, prior to the maturity date for an amount equal to: (i) if the prepayment date is 90 days or less from the date of issuance, 105% of the sum of the principal amount to be prepaid plus accrued interest, if any; (ii) if the prepayment date is greater than or equal to 91 days from the date of issuance and less than or equal to 120 days from the date of issuance, 110% of the sum of the principal amount to be prepaid plus accrued interest, if any; (iii) if the prepayment date is greater than or equal to 121 days from the date of issuance and less than or equal to 180 days from the date of issuance, 115% of the sum of the principal amount to be prepaid plus accrued interest, if any.

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

Convertible Promissory Notes with four (4) investors - January 2019

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

The Company analyzed the Notes for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the company recognized derivative liability for the four (4) new convertible notes of $655,345, of which $419,000 was recorded as debt discount and will be amortized during the term of the Notes, and $236,345 was recorded as day 1 derivative loss.

On July 12, 2019, the Company redeemed the full outstanding principal balance on two of the convertible notes for $280,000, at a redemption price of $382,726. The Company recognized the difference between the redemption price and principal balance paid as interest expense of $102,726.

On July 12, 2019, the Company redeemed $70,000 of the principal outstanding on one of the convertible notes, at a redemption price of $91,000. The Company recognized the difference between the redemption price and principal balance paid as interest expense of $21,000.

On July 19, 2019, the Company issued 156,202 shares of common stock for the conversion of $9,500 of the principal outstanding and $500 in fees under one of the convertible notes.

On July 25, 2019, the Company issued 312,500 shares of common stock. The shares were issued in conjunction with a conversion of $20,000 of the principal outstanding under a convertible debenture.

The total principal balance outstanding and unamortized discount on the Notes as of July 31, 2019 were $98,250 and $29,765, respectively. The company amortized $389,235 discount from derivative liabilities as interest expense during the year ended July 31, 2019.

Each Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the Note into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock equal to (i) the lowest trading price of the Common Stock (as defined in the Note) as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding the issuance date of each Note; or (ii) 60% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion (the “Variable Conversion Price”). The Variable Conversion Price may further be adjusted in connection with the terms of the Notes.

The Company shall at all times reserve a minimum of six (6) times the number of its authorized and unissued common stock (the “Reserved Amounts”), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the Notes. Upon full conversion of each Note, any shares remaining in such reserve shall be cancelled. The Company will, from time to time, increases the Reserved Amount in accordance with the Company’s obligations under the Notes.

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

Convertible Promissory Note - February 2019

On February 22, 2019, the Company entered into a Securities Purchase Agreement (the SPA”) with an investor (an “Investor”) the Investor purchased a 10% unsecured convertible promissory note (the “Note”) from the Company. The note is in the aggregate principal amount of $57,750 and a maturity date of February 22, 2020. After payment of transaction-related expenses of $7,750, net proceeds to the Company from the Note totaled $50,000. The Company recorded these discounts and cost of $7,750 as a discount to the Note and fully amortized as interest expense during the period.

The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the company recognized derivative liability for the convertible note of $79,729, of which $50,000 was recorded as debt discount and will be amortized during the term of the Note, and $29,729 was recorded as day 1 derivative loss.

The total principal balance outstanding and unamortized discount on the Note as of July 31, 2019 were $57,750 and $29,166, respectively. The company amortized $20,834 discount from derivative liabilities as interest expense during the year ended July 31, 2019. In connection with the execution of the Note, we issued 50,000 shares of our common stock to the Note holder, the shares were recorded with a relative fair value of $0 as the notes were fully discounted by derivative liability.

The Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the Note into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock equal to (i) the lowest trading price of the Common Stock (as defined in the Note) as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding the issuance date of each Note; or (ii) 60% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion (the “Variable Conversion Price”). The Variable Conversion Price may further be adjusted in connection with the terms of the Note.

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

Convertible Promissory Note - April 2019

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

The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $55,592, of which $40,000 was recorded as debt discount and will be amortized during the term of the Note, and $15,592 was recorded as day 1 derivative loss.

The total principal balance outstanding and unamortized discount on the Note as of July 31, 2019 were $44,000 and $26,668, respectively. The Company amortized $13,332 discount from derivative liabilities as interest expense during the year ended July 31, 2019.

The Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the Note into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock equal to (i) the lowest trading price of the Common Stock (as defined in the Note) as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding the issuance date of each Note; or (ii) 60% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion (the “Variable Conversion Price”). The Variable Conversion Price may further be adjusted in connection with the terms of the Note.

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

Convertible Promissory Note Assignment - April 2019

On April 30, 2019 , the Company entered into an Assignment Agreement whereby Conexus Solutions LLC (the “Assignor”) assigned a principal balance plus accrued interest in the total amount of $29,334 (the Assigned Amount:), representing the total balance outstanding on the Convertible Promissory Note dated December 7, 2018 to Jefferson Street Capital LLC (the “Assignee”). The note is in the aggregate principal amount of $29,334, 10% interest rate and a maturity date of April 30, 2020.

The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of assignment, the Company recognized derivative liability for the convertible note of $36,683, of which $29,334 was recorded as debt discount and will be amortized during the term of the Note, and $7,349 was recorded as day 1 derivative loss.

On June 7, 2019, the Company issued 189,008 shares of common stock for the conversion of $15,000 of the principal outstanding and $309 in accrued interest under the convertible note.

On June 14, 2019, the Company issued 176,963 shares of common stock for the conversion of $14,334 of the principal outstanding under the convertible note.

The total principal balance outstanding and unamortized discount on the Note as of July 31, 2019 were $0 and $0, respectively. The Company amortized $29,334 discount from derivative liabilities as interest expense during the year ended July 31, 2019.

The Investors is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the Note into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock equal to (i) 60% of the lowest trading price of the Common Stock (as defined in the Note) as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding the issuance date of each Note; or (ii) 60% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion (the “Variable Conversion Price”). The Variable Conversion Price may further be adjusted in connection with the terms of the Note.

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

Convertible Promissory Notes with four (4) investors - July 2019

In July 2019, the Company entered into various Securities Purchase Agreements (the SPAs”) with four (4) different investors (each an “Investor”, and together the “Investors”) pursuant to which each Investor purchased unsecured convertible promissory note (each a “Note”, and together the “Notes”) from the Company. Three of the notes are in the aggregate principal amount of $146,625 each, 3% interest rate and a maturity date of April 11, 2020. The purchase price of $146,625 of each of three Notes were paid in cash on July 11, 2019. After payment of transaction-related expenses of $57,375, net proceeds to the Company from the three Notes totaled $382,500. One of the notes is in the aggregate principal amount of $140,000, interest rate of 10% and a maturity date of April 10, 2020. The purchase price of $140,000 Note was paid in cash on July 10, 2019. After payment of transaction-related expenses of $17,000, net proceeds to the Company from Note totaled $123,000. The Company recorded these discounts and cost of $74,375 as a discount to the Notes and fully amortized as interest expense during the period. In connection with the execution of the Notes, we issued 450,000 shares of our common stock to the Note holders, the shares were recorded with a relative fair value of $0 as the notes were fully discounted by derivative liability.

The Company analyzed the Notes for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the company recognized derivative liability for the four (4) new convertible notes of $959,180, of which $505,500 was recorded as debt discount and will be amortized during the term of the Notes, and $453,680 was recorded as day 1 derivative loss.

The total principal balance outstanding and unamortized discount on the Notes as of July 31, 2019 were $579,875 and $449,332, respectively. The company amortized $56,168 discount from derivative liabilities as interest expense during the year ended July 31, 2019.

Each of the Investors is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the Note into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock equal to (i) the lowest trading price of the Common Stock (as defined in the Note) as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding the issuance date of each Note; or (ii) 60% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion (the “Variable Conversion Price”). The Variable Conversion Price may further be adjusted in connection with the terms of the Notes.

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

Our derivative liabilities as of July 31, 2019 and 2018 of $927,000 and $632,000, respectively.

The fair market value of all derivatives during the year ended July 31, 2019 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	120.27% - 208.29%
Risk-free interest rate	1.74% -2.93%
Expected term	0.21 - 2.75 years

Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2017	$-
Derivative discount - convertible debt	541,671
Derivative loss	90,597
Balance at July 31, 2018	$632,268
Derivative from new convertible promissory notes recorded as debt discount	1,043,834
Derivative liability resolved to additional paid in capital due to debt conversion	(822,922)
Derivative loss	73,991
Balance at July 31, 2019	$927,171

The future principal payments for the Company’s debts is as follows:

FY	Payments
2020	$3,159,459
2021	111,923
2022	67,114
2023	23,596
Total Principal Payments	$3,362,092

NOTE 12 – EQUIPMENT FINANCING

The Company entered into three financing agreements for equipment purchased. Under the terms of these transactions, assets with a cost of approximately $37,255, $60,408 and $103,509, were financed under three separate financing agreements as of the May 2018, June 2018, and July 2019, respectively. The equipment financing are net of costs associated with the assets such as maintenance, insurance and property taxes are for the account of the Company. The equipment financing agreements are for 36 months, with the first payments starting June 20, 2018, July 20, 2018 and July 12, 2019, respectively and monthly principal and interest payments of $1,176, $1,856 and $3,172, respectively. The interest rate under the financing agreements range from 6.50% to 8.50% per annum. During the years ended July 31, 2019 and 2018, the Company made total principal payments of $32,943 and $3,032, respectively. The future payments under the equipment financing agreements are as follows:

Year	Amount
2020	$80,655
2021	70,233
2022	34,897

Total future payments:	$185,785

Less: amounts representing interest	20,618

Present value of net minimum equipment financing payments	$165,167

Less current maturities	65,152

Long-term equipment financing obligation	$100,015

NOTE 13 – NONCONTROLLING INTEREST

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

For the years ending July 31, 2019 and 2018, the Company accounted for a noncontrolling interest of $128,000 and $57,000, respectively. Additionally, one of the buyers serves as President, CEO and Board Member of T3 Communications, Inc., one of our operating subsidiaries.

NOTE 14 – BUSINESS ACQUISITIONS

On December 1, 2017, Shift8 and Synergy Telecom, Inc., a Delaware corporation (“Synergy”), closed a transaction to acquire all the assets, assumed all customers, and critical vendor arrangements from Synergy. Shift8 acquired Synergy to increase its customer base and obtain higher efficiency of its existing infrastructure. Shift8 paid $125,000 upon execution of the agreement, issued 500,000 shares of common stock with a market value of $175,000, and entered into a promissory note for $125,000 with an effective annual interest rate of 6% with 5 quarterly payments and a maturity date of February 28, 2019. The note holder agreed to extend three of the quarterly payment until March 31, 2019. During the year ended July 31, 2018, the Company made a principal payment of $50,000. During the year ended July 31, 2019 the Company paid in full the outstanding principal balance of $75,000 and accrued interest of $3,105.

The total purchase price was $425,000, the acquisition was accounted for under the purchase method of accounting, with Digerati identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by Digerati was allocated to customer contracts acquired, software licenses, and goodwill based on their fair values as of December 1, 2017.

The following information summarizes the allocation of the fair values assigned to the assets. The allocation of fair values is based on an extensive analysis and is subject to changes in the future during the measurement period.

	Synergy	Useful life (years)
Customer relationships	$40,000	5
License - software	105,000	3
Goodwill	280,000	-

Total Purchase price	$425,000

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

The allocation of fair values is based on an extensive analysis and is subject to changes in the future during the measurement period.

(in thousands)
T3

Cash	$250
Accounts receivable & other current assets	367
Intangible assets and Goodwill	2,835
Property and equipment, net	568
Other Assets	140

Total identifiable net assets	$4,160

Less: liabilities assumed	(948)

Total Purchase price	$3,212

The following table summarizes the cost of amortizable intangible assets related to the acquisition:

	Cost (in thousands)	Useful life (years)

Customer relationships	$1,480	7
Marketing & Non-compete	800	5
Goodwill	530	-
Total	$2,810

The Company incurred approximately $160,000 in costs associated with the acquisition. These included legal, and accounting. The Company expensed these costs during the year ended July 31, 2018.

Proforma

The following is the unaudited proforma results of operations for both acquisitions for the years ended July 31, 2019 and 2018 as if the acquisition occurred on August 1, 2016. The proforma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on August 1, 2016, or of results that may occur in the future.

	For the years Ended
	July 31,
	2019	2018
Revenue	$6,040	$5,674
Loss from operations	(2,361)	(8,705)
Net Income (loss)	(4,648)	(3,031)

Earnings (loss) per common shares outstanding - Basic and Diluted	$(0.27)	$(0.34)

NOTE 15 – INVESTMENT IN ITELLUM

On June 14, 2019, the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a 12% minority interest in Itellum Comunicacions Costa Rica, S.R.L. The Company paid $82,500 upon execution of the agreement, issued 500,000 shares of common stock with a market value of $85,000, and entered into a promissory note for $17,500 with an effective annual interest rate of 8% and an initial maturity date of September 14, 2019. As of the date of this filing, we are working with the lender to extend the maturity date on the note. The outstanding balance as of July 31, 2019 was $17,500.

The minority interest in Itellum was accounted for as a cost-basis investment, and based on the agreed cash and stock issued, the Company accounted for an initial investment value of $185,000.

NOTE 16 – EQUITY

During the year ended July 31, 2019, the Company issued the following shares of common stock that are not disclosed in other footnotes:

On September 28, 2018, the Company issued an aggregate of 21,672 shares of common stock with a market value at time of issuance of $5,794. The shares were issued to settle accounts payables of $5,287 to a professional, the Company recognized a loss of $507 upon issuance of the shares.

On November 5, 2018, the Company issued an aggregate of 16,883 shares of common stock with a market value at time of issuance of $5,875. The shares were issued to settle accounts payables of $5,287 to a professional, the Company recognized a loss of $588 upon issuance of the shares.

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

On February 5, 2019, the Company issued an aggregate of 60,715 shares of common stock with a market value at time of issuance of $13,357. The shares were issued to settle accounts payables of $10,382 to a professional, the Company recognized a loss of $2,975 upon issuance of the shares.

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

NOTE 17 – SUBSEQUENT EVENTS

Convertible Notes - conversions

On August 26, 2019, the Company issued 250,000 shares of common stock for the conversion of $14,500 of the principal outstanding and $500 in administrative fees under a convertible note.

On August 26, 2019, the Company issued 416,666 shares of common stock for the conversion of $25,000 of the principal outstanding under a convertible note.

On September 4, 2019, the Company issued 250,620 shares of common stock for the conversion of $10,000 of the principal outstanding and $541 in administrative fees under a convertible note.

On September 10, 2019, the Company issued 277,291 shares of common stock for the conversion of $12,750 of the principal outstanding and $2,888 in accrued interest and administrative fees under a convertible note.

On September 26, 2019, the Company issued 342,466 shares of common stock for the conversion of $14,500 of the principal outstanding and $500 in administrative fees under a convertible note.

Convertible Promissory Notes

Convertible Promissory Note Assignment - August 6, 2019

On August 6, 2019, the Company entered into an Assignment Agreement whereby Jefferson Street Capital LLC (the “Assignor”) assigned a principal amount of $25,000, representing a portion of a Convertible Promissory Note dated January 24, 2019 to Armada Investment Fund LLC (the “Assignee”). The note is in the aggregate principal amount of $25,000 and a maturity date of January 24, 2020.

The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of assignment, the Company recognized derivative liability for the convertible note of $27,853, of which $25,000 was recorded as debt discount and will be amortized during the term of the Note, and $2,853 was recorded as day 1 derivative loss.

On August 12, 2019, the Company issued 114,123 shares of common stock for the conversion of $7,500 of the principal outstanding and $500 in administrative fees under the convertible note.

On August 20, 2019, the Company issued 191,116 shares of common stock for the conversion of $7,500 of the principal outstanding and $538 in accrued interest and administrative fees under the convertible note.

After the two above mentioned conversions, the outstanding balance on the promissory note is $10,000.

Convertible Promissory Note - August 30, 2019

On August 30, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor (an “Investor”) the Investor purchased a 10% unsecured convertible promissory note (the “Note”) from the Company. The note is in the aggregate principal amount of $93,500 and a maturity date of May 30, 2020. After payment of transaction-related expenses of $8,500, net proceeds to the Company from the Note totaled $85,000. The Company recorded these discounts and cost of $8,500 as a discount to the Note and fully amortized as interest expense during the period.

The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $100,978, of which $85,000 was recorded as debt discount and will be amortized during the term of the Note, and $15,978 was recorded as day 1 derivative loss.

Other Terms to the Convertible Promissory Note and Note Assignment - August 2019

Notes shall bear interest at a rate of eight percent (8%) per annum (the “Interest Rate”), which interest shall be paid by the Company to each Investor in shares of Common Stock at any time an Investor sends a notice of conversion to the Company. Each of the Investors is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the Note into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock equal to (i) the lowest trading price of the Common Stock (as defined in the Note) as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding the issuance date of each Note; or (ii) 60% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion (the “Variable Conversion Price”). The Variable Conversion Price may further be adjusted in connection with the terms of the Notes.

Each of the Notes may be prepaid until 180 days from the issuance date with the following penalties: (i) if a Note is prepaid within one hundred and twenty (120) days of the issuance date, then the prepayment premium shall be 125% of the outstanding principal amount plus any accrued and unpaid interest; (ii) if a Note is prepaid during the period beginning on the date which is one hundred and twenty-one (121) days following the issuance date, and ending on the date which is one hundred eighty (180) days following the issuance date, then the prepayment premium shall be 130% of the outstanding principal amount plus any accrued and unpaid interest. Such prepayment redemptions must be closed and funded within three days of giving notice of prepayment or the right to prepay shall be forfeited.

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

Convertible Promissory Notes - October 2019

In October 2019, the Company entered into two Securities Purchase Agreements (the “SPA”) with multiple investors (the "Investors") the Investors purchased two 8% unsecured convertible promissory notes (the “Notes”) from the Company. The notes are in the aggregate principal amount of $71,500 and a maturity date of July 18, 2020. After payment of transaction-related expenses of $6,500, net proceeds to the Company from the Note totaled $65,000. The Company recorded these discounts and cost of $6,500 as a discount to the Note and fully amortized as interest expense during the period.

The Company analyzed the Notes for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $82,462 of which $65,000 was recorded as debt discount and will be amortized during the term of the Note, and $17,462 was recorded as day 1 derivative loss.

Other Terms to the Convertible Promissory Notes - October 2019

Notes shall bear interest at a rate of eight percent (8%) per annum (the “Interest Rate”), which interest shall be paid by the Company to each Investor in shares of Common Stock at any time an Investor sends a notice of conversion to the Company. Each of the Investors is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the Note into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock equal to (i) the lowest trading price of the Common Stock (as defined in the Note) as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding the issuance date of each Note; or (ii) 60% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion (the “Variable Conversion Price”). The Variable Conversion Price may further be adjusted in connection with the terms of the Notes.

Each of the Notes may be prepaid until 180 days from the issuance date with the following penalties: (i) if a Note is prepaid within one hundred and twenty (120)   days of the issuance date, then the prepayment premium shall be 125% of the outstanding principal amount plus any accrued and unpaid interest; (ii) if a Note is prepaid during the period beginning on the date which is one hundred and twenty-one (121) days following the issuance date, and ending on the date which is one hundred eighty (180) days following the issuance date, then the prepayment premium shall be 130% of the outstanding principal amount plus any accrued and unpaid interest. Such prepayment redemptions must be closed and funded within three days of giving notice of prepayment or the right to prepay shall be forfeited.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2019.

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

As of July 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were not effective based on the COSO criteria. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses

The matters involving internal controls and procedures that our management considered to be material weaknesses were:

1.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. We lack multiple levels of review over financial reporting. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and concluded that the controls deficiency and lack of multiple levels of review over financial reporting represented a material weakness.

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our internal statements as of July 31, 2019.

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

Changes in internal controls over financial reporting

We previously had a material weaknesses in identifying deficiencies in accounting for Purchase accounting, convertible debt derivative and complex equity transactions. In the fiscal year ended July 31, 2019, we have remediated this material weakness via our accounting staff now having sufficient experience to properly account for these transactions.

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

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of July 31, 2019.

Name	Age	Position Held	Held Office Since
Arthur L. Smith	54	President, Chief Executive Officer & Director	2003
Craig K. Clement	61	Executive Chairman of the Board	2014
Maxwell A. Polinsky	61	Director	2014
Antonio Estrada Jr.	44	Chief Financial Officer	2007

Arthur L. Smith (54) is our Chief Executive Officer, President, and Director. Mr. Smith has over 25 years of specialized experience in the telecommunications, technology, and oil and gas industries.  As the founder of Digerati, formerly known as ATSI Communications, Inc. (“ATSI”), he led the Company’s start-up operation focused on the USA – Mexico telecommunications corridor to over US$65 million in annual revenue and a listing on the American Stock Exchange that resulted in a market value of over US$450 million. Between 1999 and 2009, ATSI was a three-time recipient of Deloitte and Touche’s Fast 500 Award for recognition as one of the 500 fastest growing technology companies in North America.  As CEO of ATSI, Mr. Smith also co-founded the Company’s highly successful Internet software subsidiary, GlobalSCAPE, Inc., in 1996 (NYSE MKT: GSB).  As Chairman of the Board of GlobalSCAPE, he led the Company’s strategic and business development efforts from inception through its growth strategy that resulted in a listing on a public stock exchange and the subsequent sale of ATSI’s ownership to private investors in June 2002.  Mr. Smith is currently President and CEO of the Company’s cloud communications subsidiary, T3 Communications, Inc. (a Nevada corporation).

Craig K. Clement (61) is the Executive Chairman of Digerati Technologies. Craig has over thirty-five years of executive and director experience with Technology (telecom, Internet software) and Oil Exploration and Production (E&P) entities where he has been responsible for asset management, acquisitions and divestitures, strategic and tactical planning, financial operations, corporate finance, legal, transaction structuring, business development, and investor relations. He assisted in the growth of a San Antonio-based telecom provider (AMEX: AI) from 10 employees to 500, achieving a public market valuation of US$500 million. Craig was the founding CEO of GlobalSCAPE, Inc. (NYSE: GSB), and was the former COO of XPEL Technologies Corp. (NASDAQ: XPEL). Craig was also the former Chairman of the South Texas Regional Center for Innovation and Commercialization, which screened and supported entrepreneurs through the Texas Emerging Technology Fund managed by the Texas Governor’s office, which invested more than $350 million in Texas-based technology start-ups.

Maxwell A. Polinsky (61) is a Director. Mr. Polinsky is currently the President, CFO and a Director of Winston Gold Corp, a Canadian-based mineral exploration company that is traded on the CSE Exchange, and a principal in Venbanc Investment and Management Group Inc., an investment and merchant bank he co-founded in 1994. From 2009 to 2011, Mr. Polinsky was the Chief Financial Officer and a director of RX Exploration Inc., a company that successfully re opened the previous old historic Drumlummon gold mine in Montana. Mr. Polinsky also served as a director of Nerium Biotechnology from 2006 to 2010, XPEL Technologies from 2003 to 2009, and Nighthawk Systems from 2001 to 2007 and Cougar Minerals from 2012 to 2014. Mr. Polinsky holds a Bachelor of Commerce degree from the University of Manitoba.

Antonio Estrada Jr. (44) is our Chief Financial Officer and Treasurer. Mr. Estrada is a seasoned financial executive with over 20 years of experience in the telecommunications and oil and gas industries. Mr. Estrada’s vast experience includes financial reporting and modeling, strategic planning, grant writing, and cash management. Mr. Estrada served as the Sr. VP of Finance and Corporate Controller of Digerati, formerly known as ATSI Communications, Inc., from 2008 to 2013. From 1999 to 2008, Mr. Estrada served in various roles within ATSI, including International Accounting Manager, Treasurer, Internal Auditor, and Controller. Mr. Estrada graduated from the University of Texas at San Antonio, with a Bachelors of Business Administration, with a concentration in Accounting.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities we issued. Each such person is required to provide us with copies of the reports filed. Based on a review of the copies of such forms furnished to us and other information we believe that none of our officers, Directors or owners of 10% of any class of our securities failed to report transactions in our securities or reported transactions in our securities late, with the following exceptions:

Due to an administrative oversight, the following equity awards were not reported on Form 4 filings during the fiscal year ended July 31, 2019, (i) Mr. Smith, Mr. Estrada and Mr. Clement each did not file a report covering the issuances of common stock to each in December 2018 and June 2019, and the issuances of stock options to each in February 2019 and (ii) Mr. Polinsky did not file a report covering the issuance of stock options in December 2018.

Code of Ethics

We adopted an Executive Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller and other members of our management team. The Executive Code of Ethics may be viewed on our Website, www.digerati-inc.com. A copy of the Executive Code of Ethics will be provided without charge upon written request to Digerati Technologies, Inc., 825 W. Bitters, Suite 104, San Antonio, Texas 78216.

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

The stockholder’s recommendation and information described above must be sent to us at 825 W. Bitters, Suite 104, San Antonio, Texas 78216.

Audit Committee and Audit Committee Financial Expert

We do not have an audit or other committee of our Board of Directors that performs equivalent functions. Our Board of Directors performs all functions of the audit committee. Mr. Maxwell A. Polinsky served as the Audit Committee Financial Expert during the year ended July 31, 2019.

ITEM 11.	EXECUTIVE COMPENSATION.

The compensation programs presently in effect with respect to the Chief Executive Officer, Chief Financial Officer and Chairman of the Board were established by the Board of Directors.

Arthur L. Smith serves as our President and Chief Executive Officer. On February 14, 2019, the Company entered into an employment agreement with Mr. Smith, the annual salary was approved by the Board of Directors to be set at $200,000. In addition, the Board of Directors during FY 2015 approved the reimbursement of monthly expenses up to $1,667. During FY 2019 the Board of Directors approved the issuance of common stock in lieu of cash compensation equivalents up to 50% of Mr. Smith’s annual salary. Below are other compensation and benefits for Mr. Smith in accordance with the employment agreement:

(1) Stock Grant. Employee shall receive at the execution of this Agreement 450,000 shares of common stock. The Stock Grant shall vest upon the earlier of the Company achieving $15 million in annualized revenue or listing on a primary stock exchange (e.g. NASDAQ or NYSE American) and will be subject to adjustment for any forward or reverse split of the Company’s stock.

(2) Stipend. Employee shall receive a 2% stipend on revenue from acquisition transactions approved by the Board of Directors and closed by the Company as of January 1, 2018. Acquisition revenue will be calculated based on the trailing twelve months (TIM) revenue of the company or assets (stock or asset purchase) acquired by the Company. The stipend for acquisitions will be capped at 200% of the annual base salary for the employee. The Employee may elect to receive common stock in the Company in lieu of a cash payment for the acquisition stipend or apply the stipend towards the exercise of vested stock options in a cashless transaction. The stipend shall be considered fully earned at the closing of each acquisition and paid within 10 business days from such event. For acquisition transactions closed prior to the signing of this Agreement, the stipend shall be paid within 6 months of the signing of this Agreement or under terms mutually agreed upon between Employee and Employer. The stipend for acquisitions is subject to review and approval by the Board of Directors of the Company on an annual basis commencing August 1, 2019. The Company accrued for a stipend of $102,188 during the year ended July 31, 2019 associated with the acquisition of T3 Communications, Inc.

(3) Stipend. Employee shall receive a one-time payment of $75,000 upon the Company listing on a primary stock exchange (e.g. NASDAQ or NYSE American). The Employee may elect to receive common stock in the Company in lieu of a cash payment for this up-listing stipend or apply the stipend towards the exercise of vested Stock options in a cash-less transaction. The stipend shall be considered fully earned upon initial listing in a primary stock exchange and paid within 10 business days from such event.

(4) Signing Bonus Stock Options. Employee shall receive 585,000 stock options as of the effective date of this agreement. The stock options will vest equally over a period of 12 months from the issuance date.

(5) Additional Compensation. In the event of a Spin-Off (as defined below), Employee shall be entitled to receive 3% of the consideration payable to, and/or received by, the Company or its shareholders in a Spin-Off (calculated and paid from the total shares or cash to be distributed), which payment shall be made to Employee on the closing of the Spin-Off date. A “Spin-Off’ means the sale of a subsidiary or distribution of shares of capital stock to the shareholders of the Company that the Company owns in a subsidiary, whether it is 100% of the ownership or a lesser amount.

Antonio Estrada Jr., serves as our Chief Financial Officer. On February 14, 2019, the Company entered into an employment agreement with Mr. Estrada, the annual salary was approved by the Board of Directors to be set at $185,000. In addition, the Board of Directors during FY 2015 approved the reimbursement of monthly expenses up to $1,667. During FY 2019 the Board of Directors approved the issuance of common stock in lieu of cash compensation equivalents up to 50% of Mr. Estrada’s annual salary. Below are other compensation and benefits for Mr. Estrada in accordance with the employment agreement:

(1) Stock Grant. Employee shall receive at the execution of this Agreement 350,000 shares of common stock. The Stock Grant shall vest upon the earlier of the Company achieving $15 million in annualized revenue or listing on a primary stock exchange (e.g. NASDAQ or NYSE American) and will be subject to adjustment for any forward or reverse split of the Company’s stock.

(2) Stipend. Employee shall receive a 1 % stipend on revenue from acquisition transactions approved by the Board of Directors and closed by the Company as of January 1, 2018. Acquisition revenue will be calculated based on the trailing twelve months (TTM) revenue of the company or assets (stock or asset purchase) acquired by the Company. The stipend for acquisitions will be capped at 200% of the annual base salary for the employee. The Employee may elect to receive common stock in the Company in lieu of a cash payment for the acquisition stipend or apply the stipend towards the exercise of vested stock options in a cashless transaction. The stipend shall be considered fully earned at the closing of each acquisition and paid within 10 business days from such event. For acquisition transactions closed prior to the signing of this Agreement, the stipend shall be paid within 6 months of the signing of this Agreement or under terms mutually agreed upon between Employee and Employer. The stipend for acquisitions is subject to review and approval by the Board of Directors of the Company on an annual basis commencing August 1, 2019. The Company accrued for a stipend of $51,094 during the year ended July 31, 2019 associated with the acquisition of T3 Communications, Inc.

(3) Stipend. Employee shall receive a one-time payment of $60,000 upon the Company listing on a primary stock exchange (e.g. NASDAQ or NYSE American). The Employee may elect to receive common stock in the Company in lieu of a cash payment for this up-listing stipend or apply the stipend towards the exercise of vested stock options in a cash-less transaction. The stipend shall be considered fully earned upon initial listing in a primary stock exchange and paid within 10 business days from such event.

(4) Signing Bonus Stock Options. Employee shall receive 520,000 stock options as of the effective date of this agreement. The stock options will vest equally over a period of 12 months from the issuance date.

(5) Additional Compensation. In the event of a Spin-Off (as defined below), Employee shall be entitled to receive 1.25% of the consideration payable to, and/or received by, the Company or its shareholders in a Spin-Off (calculated and paid from the total shares or cash to be distributed), which payment shall be made to Employee on the closing of the Spin-Off date. A “Spin-Off’ means the sale of a subsidiary or distribution of shares of capital stock to the shareholders of the Company that the Company owns in a subsidiary, whether it is 100% of the ownership or a lesser amount.

Craig K. Clement, serves as our Executive Chairman of the Board. On February 14, 2019, the Company entered into an employment agreement with Mr. Clement, the annual salary was approved by the Board of Directors to be set at $210,000. During FY 2019 the Board of Directors approved the issuance of common stock in lieu of cash compensation equivalents up to 50% of Mr. Clement’s annual salary. No other cash compensation is presently being paid to Mr. Clement.

Below are other compensation and benefits for Mr. Clement in accordance with the employment agreement:

(1) Stock Grant. Employee shall receive at the execution of this Agreement 550,000 shares of common stock. The Stock Grant shall vest upon the earlier of the Company achieving $15 million in annualized revenue or listing on a primary stock exchange (e.g. NASDAQ or NYSE American) and will be subject to adjustment for any forward or reverse split of the Company’s stock.

(2) The Employee will receive a one-time cash bonus of $100,000 upon the Company’s common shares reaching a $4.00 trading price per share for l 0 consecutive trading days. The $4.00 trading price per share will be adjusted for any forward or reverse split of the Company’s stock. The Employee may elect to receive common stock in the Company in lieu of a cash payment for the share price bonus or apply the bonus towards the exercise of vested stock options in a cash-less transaction.

(3) Stipend. Employee shall receive a one-time payment of $35,000 upon the Company listing on a primary stock exchange (e.g. NASDAQ or NYSE American). The Employee may elect to receive common stock in the Company in lieu of a cash payment for this up-listing stipend or apply the stipend towards the exercise of vested stock options in a cash-less transaction. The stipend shall be considered fully earned upon initial listing in a primary stock exchange and paid within 10 business days from such event.

(4) Signing Bonus Stock Options. Employee shall receive 620,000 stock options as of the effective date of this agreement. The stock options will vest equally over a period of 12 months from the issuance date.

(5) Additional Compensation. In the event of a Spin-Off (as defined below), Employee shall be entitled to receive 0.75% of the consideration payable to, and/or received by, the Company or its shareholders in a Spin-Off (calculated and paid from the total shares or cash to be distributed), which payment shall be made to Employee on the closing of the Spin-Off date. A “Spin-Off’ means the sale of a subsidiary or distribution of shares of capital stock to the shareholders of the Company that the Company owns in a subsidiary, whether it is 100% of the ownership or a lesser amount.

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

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)

Arthur L. Smith	2019	$113,410	$-0-	$151,500	$73,680	$-0-	$338,590
President, Chief Executive Officer & Director	2018	$96,000	$-0-	$144,000	$64,000	$-0-	$304,000
Antonio Estrada Jr.	2019	$106,517	$-0-	$132,500	$65,494	$-0-	$304,511
Chief Financial Officer	2018	$96,000	$-0-	$132,000	$64,000	$-0-	$292,000
Craig K. Clement	2019	$123,875	$-0-	$170,500	$78,089	$-0-	$372,464
Chairman of the Board	2018	$117,000	$-0-	$252,000	$64,000	$-0-	$433,000

(1)	During the year ended July 31, 2019 and 2018, Digerati issued common shares as part of the Company’s profit-sharing plan contribution. During the year ended July 31, 2019 and July 31, 2018, Digerati issued common stock in lieu of cash compensation to its Executive Officers. In addition, during the year ended July 31, 2019, Digerati issued a Stock Grant of 1,350,000 shares of common stock to the Executive Officers, with a market value at time of issuance of $256,500, the Stock Grant will vest upon the earlier of the Company achieving $15 million in annualized revenue or listing on a primary stock exchange (e.g. NASDAQ or NYSE American) and will be subject to adjustment for any forward or reverse split of the Company’s stock.

(2)	During the year ended July 31, 2019, Digerati issued 1,725,000 options to its Executive Officers to acquire common shares at an exercise price of $0.19 and a fair value at the time issuance of $217,263. The options vest ratably on a monthly basis through February 14, 2020. During the year ended July 31, 2018, Digerati issued 900,000 options to its Executive Officers to acquire common shares at an exercise price of $0.35 and a fair value at the time issuance of $192,000. The options vested ratably on a monthly basis through December 1, 2018.

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

OUTSTANDING EQUITY AWARDS AS OF JULY 31, 2019

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Arthur L. Smith	300,000	-	$0.24	11/21/2021	-	-
	300,000	-	$0.35	12/01/2022	-	-
	585,000	292,500	$0.19	02/14/2024	450,000	$85,500
Antonio Estrada Jr.	300,000	-	$0.24	11/21/2021	-	-
	300,000	-	$0.35	12/01/2022	-	-
	520,000	260,000	$0.19	02/14/2024	350,000	$66,500
Craig K. Clement	300,000	-	$0.24	11/21/2021	-	-
	300,000	-	$0.35	12/01/2022	-	-
	620,000	310,000	$0.19	02/14/2024	550,000	$104,500

(1)	During the year ended July 31, 2019, Digerati issued 1,725,000 options to its Executive Officers to acquire common shares at an exercise price of $0.19 and a fair value at the time issuance of $217,263. The options vest ratably on a monthly basis through February 14, 2020. During the year ended July 31, 2018, Digerati issued 900,000 options to its Officers to acquire common shares at an exercise price of $0.35 and a fair value at the time issuance of $192,000. The options vested ratably on a monthly basis through December 1, 2018. During the year ended July 31, 2017, Digerati issued 900,000 options to its Officers to acquire common shares at an exercise price of $0.24 and a fair value at the time issuance of $169,000. The options vested ratably on a monthly basis through November 21, 2017.

(2)	During the year ended July 31, 2019, Digerati issued a Stock Grant of 1,350,000 shares of common stock to the Executive Officers, with a market value at time of issuance of $256,500, the Stock Grant will vest upon the earlier of the Company achieving $15 million in annualized revenue or listing on a primary stock exchange (e.g. NASDAQ or NYSE American) and will be subject to adjustment for any forward or reverse split of the Company’s stock.

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

The following sets forth information as of October 25, 2019, regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officers as a group.

The amounts and percentages of our Common Stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right, and the conversion of preferred stock. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our Common Stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o Digerati Technologies, Inc., 825 W. Bitters, Suite 104 San Antonio, Texas 78216.

Name of Beneficial Owner	Shares Owned	Vested Warrants and Options	Total Beneficial Ownership	% Of Class (1)
INDIVIDUAL OFFICERS,
DIRECTORS AND NOMINEES
Arthur L. Smith	2,985,851	892,500	3,878,351	14.43%
President, Chief Executive Officer Director

Antonio Estrada Jr. Chief Financial Officer	2,278,666	860,000	3,138,666	11.69%

Craig k. Clement	2,265,845	910,000	3,175,845	11.81%
Chairman of the Board

Maxwell A. Polinsky	81,594	320,699	402,293	1.53%
Director

ALL OFFICERS AND DIRECTORS AS A GROUP	7,611,956	2,983,199	10,595,155	36.58%

(1)	Based on 25,982,688 shares of common stock outstanding as of October 25, 2019 and 2,983,199 vested stock options as of October 25, 2019.
(2)	The shares owned includes a Stock Grant of 1,350,000 shares of common stock to the Executive Officers, with a market value at time of issuance of $256,500, the Stock Grant will vest upon the earlier of the Company achieving $15 million in annualized revenue or listing on a primary stock exchange (e.g. NASDAQ or NYSE American) and will be subject to adjustment for any forward or reverse split of the Company’s stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On April 30, 2018, T3 entered into a convertible secured promissory note for $525,000 with an effective annual interest rate of 8% and a maturity date of April 30, 2020. With a principal payment of $100,000 due on June 1, 2018 and a principal payment of $280,823 due on April 30, 2020. Payment are based on a 60-month repayment schedule. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under the Note or the Pledge and Escrow Agreement; or (ii) mutual agreement between the Borrower and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, Premium, if applicable, and any other sums due and payable hereunder (such total amount, the “Conversion Amount”) into shares of Common Stock (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) a conversion price of $1.50 per share of Common Stock, which price shall be indicated in the conversion notice (the denominator) (the “Conversion Price”). The Holder shall submit a Conversion Notice indicating the Conversion Amount, the number of Conversion Shares issuable upon such conversion, and where the Conversion Shares should be delivered. The promissory note is secured by a Pledge and Escrow Agreement, whereby T3 agreed to pledge 51% of the securities owned in its Florida operations, T3 Communications, Inc., until the principal payment is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $19,267 and was recognized as a discount on the promissory note, the company amortized $6,395 as interest expense during the year ended July 31, 2019. During the year ended July 31, 2019, the Company paid $73,223 of the principal balance. The total principal outstanding and unamortized discount as of July 31, 2019 were $332,985 and $7,298, respectively. One of the note holders also serves as President, CEO and Board Member of T3 Communications, Inc., one of our operating subsidiaries.

On May 1, 2018, Shift8 Technologies, Inc. (now known as T3 Communications, Inc. (a Nevada corporation) (“Shift8”) entered into a Stock Purchase Agreement (“SPA”), whereby in an exchange for $250,000, Shift8 agreed to sell to the buyer 199,900 shares of common stock equivalent to 19.99% of the issued and outstanding common share of Shift8 Technologies, Inc. The $250,000 of the cash received under this transaction was recognized as an adjustment to the carrying amount of the noncontrolling interest and as an increase in additional paid-in capital in Shift8. For the years ended July 31, 2019 and 2018, the Company accounted for a noncontrolling interest of $128,000 and $57,000, respectively. Additionally, one of the buyers serves as President, CEO and Board Member of T3 Communications, Inc., one of our operating subsidiaries.

On May 1, 2018, T3 entered into a secured promissory note for $275,000 with an effective annual interest rate of 0% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by T3 in its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $26,543 and was recognized as a discount on the promissory note, the company amortized $7,738 as interest expense during the year ended July 31, 2019. During the year ended July 31, 2019, the Company paid $52,721 of the principal balance. The total principal outstanding and unamortized discount as of July 31, 2019 were $209,732 and $16,686, respectively. The note holder also serves as Board Member of T3 Communications, Inc., one of our operating subsidiaries.

On December 7, 2018, Digerati entered into an unsecured promissory note for $28,000 with an effective annual interest rate of 0%, and a maturity date of January 21, 2019. Subsequently, the maturity date was extended to May 06, 2019. In conjunction with the note, the Company issued 28,000 shares of Common Stock, the shares vested at time of issuance. Under a Black-Scholes valuation the relative fair market value of the shares of Common Stock at time of issuance was approximately $3,000 and was recognized as a discount on the promissory note, the company amortized $3,000 as interest expense during the year ended July 31, 2019. On May 5, 2019, the Company paid in full the principal amount of $28,000 and accrued interest of $1,334. The note holder also serves as Board Member of T3 Communications, Inc., one of our operating subsidiaries.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid to MaloneBailey, LLP during 2019 and 2018 for audit services rendered in connection with the audits and reviews of our consolidated financial statements.

Description of Fees	2019	2018

Audit Fees	$48,000	$40,000
Review Fees	-0-	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

During the years ended July 31, 2019 and 2018, the Company paid $7,500 and $5,000, respectively to MiddletonRainesZapata, LLP for tax work related to the consolidated tax returns.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are exhibits to this report.

Number	Description
3.1	Amended and Restated Articles of Incorporation. (filed as Exhibit 3.1 to Form 8-K filed on April 11, 2014)
3.2	Amended and Restated Bylaws. (filed as Exhibit 3.2 to Form 8-KA filed on April 25, 2014)
3.3	Second Amended and Restated Bylaws, effective as of January 13, 2015 (filed as Exhibit 3.1 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
4.1	Convertible Promissory Note for $140,000 with Morningview Financial, LLC dated January 16, 2019 (filed as Exhibit 4.1 to form Company’s Current Report on Form 8-K filed with the SEC on March 1, 2019).
4.2	Convertible Promissory Note for $140,000 with Auctus Fund, LLC dated January 16, 2019 (filed as Exhibit 4.2 to Form 8-K filed with the SEC on March 1, 2019).
4.3	Convertible Promissory Note for $140,000 with TFK Investments, LLC date January 16, 2019 (filed as Exhibit 4.3 to Form 8-K filed with the SEC on March 1, 2019).
4.4	Convertible Promissory Note for $57,750 with Jefferson Street Capital LLC date January 24, 2019 (filed as Exhibit 4.4 to Form 8-K filed with the SEC on March 1, 2019).
4.5	Convertible Promissory Note for $57,750 with Jefferson Street Capital LLC date February 22, 2019 (filed as Exhibit 4.5 to Form 8-K filed with the SEC on March 1, 2019).
4.6	Convertible Promissory Note for $44,000 with BHP Capital NY Inc., dated April 20, 2019. (filed as Exhibit 4.6 to Form 10-Q filed with the SEC on June 14, 2019).
4.7	Convertible Promissory Note for $28,000 and Assignment Agreement between Conexus Solutions LLC and Jefferson Street Capital LLC., dated April 30, 2019.
4.8	Convertible Promissory Note for $140,000 with Morningview Financial, LLC dated July 10, 2019.
4.9	Convertible Promissory Note for $146,625 with Armada Investment Fund, LLC dated July 11, 2019.
4.10	Convertible Promissory Note for $146,625 with BHP Capital NY Inc. dated July 11, 2019.
4.11	Convertible Promissory Note for $146,625 with Jefferson Street Capital LLC dated July 11, 2019.
4.12	Convertible Promissory Note Assignment Agreement for $25,000 between Jefferson Street Capital LLC and Armada Investment Fund, LLC, dated August 6, 2019.
4.13	Convertible Promissory Note for $93,500 with Platinum Point Capital LLC dated August 30, 2019.
4.14	Description of Securities
4.15	Convertible Promissory Note for $35,750 with Jefferson Street Capital dated October 18, 2019
4.16	Convertible Promissory Note for $35,750 with Armada Investment Fund LLC dated October 18, 2019
10.1	Form of stock award agreement under the Company’s 2015 Stock Compensation Plan for grants to qualifying employees’ 401K Retirement Accounts (filed as Exhibit 10.7 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.2	2015 Equity Compensation Plan (filed as Exhibit 4.1 to Form S-8 filed on November 18, 2015 (File No. 001-15687)).
10.3	Securities Purchase Agreement with Morningview Financial, LLC dated January 16, 2019 (filed as Exhibit 10.1 to Form 8-K filed with the SEC on March 1, 2019).
10.4	Securities Purchase Agreement with Auctus Fund, LLC dated January 16, 2019 (filed as Exhibit 10.2 to Form 8-K filed with the SEC on March 1, 2019).
10.5	Securities Purchase Agreement with TFK Investments, LLC dated January 16, 2019 (filed as Exhibit 10.3 to Form 8-K filed with the SEC on March 1, 2019).
10.6	Securities Purchase Agreement with Jefferson Street Capital, LLC dated January 24, 2019 (filed as Exhibit 10.4 to Form 8-K filed with the SEC on March 1, 2019).
10.7	Security Purchase Agreement with Jefferson Street Capital LLC, dated February 22, 2019 (filed as Exhibit 10.5 to Form 8-K filed with the SEC on March 1, 2019).
10.8	Security Purchase Agreement with BHP Capital NY Inc., dated April 20, 2019 (filed as Exhibit 10.6 to Form 10-Q filed with the SEC on June 14, 2019).
10.9	Payoff Agreement, dated January 18, 2019, by and between Digerati Technologies, Inc. and Firstfire Global Opportunities Fund, LLC (filed as Exhibit 99.1 to Form 8-K filed with the SEC on March 1, 2019).
10.10	Employment Agreement between the Registrant and Craig K. Clement, dated as of February 14, 2019. (filed as Exhibit 10.1 to Form 10-Q filed with the SEC on March 18, 2019).
10.11	Employment Agreement between the Registrant and Arthur L. Smith, dated as of February 14, 2019. (filed as Exhibit 10.2 to Form 10-Q filed with the SEC on March 18, 2019).
10.12	Employment Agreement between the Registrant and Antonio Estrada Jr., dated as of February 14, 2019. (filed as Exhibit 10.3 to Form 10-Q filed with the SEC on March 18, 2019).
10.13	Securities Purchase Agreement with Morningview Financial, LLC dated July 10, 2019.
10.14	Securities Purchase Agreement with BHP Capital NY Inc., Armada Investment Fund, LLC and Jefferson Street Capital LLC dated July 11, 2019.
10.15	Securities Purchase Agreement for $93,500 with Platinum Point Capital LLC dated August 30, 2019.
10.16	Securities Purchase Agreement for $35,750 with Jefferson Street Capital dated October 18, 2019
10.17	Securities Purchase Agreement for $35,750 with Armada Street Capital dated October 18, 2019

21.1	Subsidiary List
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: October 28, 2019	By:	/s/ Arthur L. Smith
Arthur L. Smith
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer	October 28, 2019
Arthur L. Smith

/s/ Antonio Estrada Jr.	Principal Accounting Officer	October 28, 2019
Antonio Estrada Jr.	Principal Finance Officer

/s/ Craig K. Clement	Director	October 28, 2019
Craig K. Clement

/s/ Maxwell A. Polinsky	Director	October 28, 2019
Maxwell A. Polinsky