Form 10-Q
period 2019-10-31
Digerati Technologies, Inc.
filed 2019-12-13
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:

35,585,663	Common Stock $0.001 par value	December 13, 2019

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2019

i

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2019 AND JULY 31, 2019 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2019 AND 2018 (UNAUDITED)

PAGE 3-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED OCTOBER 31, 2019 AND 2018 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2019 AND 2018 (UNAUDITED)

PAGES 6-26	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	October 31,	July 31,
	2019	2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$469	$406
Accounts receivable, net	277	262
Prepaid and other current assets	114	107
Right-of-use asset	139	-
Total current assets	999	775

LONG-TERM ASSETS:
Intangible assets, net	1,736	1,832
Goodwill, net	810	810
Property and equipment, net	536	579
Other assets	73	58
Investment in Itellum	185	185
Right-of-use asset	144	-
Total assets	$4,483	$4,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,307	$1,264
Accrued liabilities	1,570	1,493
Equipment financing	66	65
Convertible note payable, current, net $460 and $547, respectively	1,162	1,005
Note payable, current, related party, net of $6 and $7, respectively	366	383
Note payable, current, net $0 and $0, respectively	1,218	1,218
Deferred income	243	285
Derivative liability	1,302	927
Lease liability	139	-
Total current liabilities	7,373	6,640

LONG-TERM LIABILITIES:
Convertible debenture, net $0 and $29, respectively	-	21
Notes payable, related party, net $15 and $17, respectively	122	136
Equipment financing	83	100
Lease liability	144	-
Total long-term liabilities	349	257

Total liabilities	7,722	6,897

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized, 225,000 and 0 issued and outstanding, respectively	-	-
Common stock, $0.001, 150,000,000 shares authorized, 33,212,707 and 23,740,406 issued and outstanding, respectively (6,000,000 reserved in Treasury)	33	24
Additional paid in capital	83,903	82,972
Accumulated deficit	(86,828)	(85,320)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(2,891)	(2,323)
Noncontrolling interest	(348)	(335)
Total stockholders’ deficit	(3,239)	(2,658)
Total liabilities and stockholders’ deficit	$4,483	$4,239

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended October 31,
	2019	2018
OPERATING REVENUES:
Cloud software and service revenue	$1,589	$1,522

Total operating revenues	1,589	1,522

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	803	757
Selling, general and administrative expense	1,192	887
Legal and professional fees	102	124
Bad debt	-	(3)
Depreciation and amortization expense	163	170
Total operating expenses	2,260	1,935

OPERATING LOSS	(671)	(413)

OTHER INCOME (EXPENSE):
Loss on derivative instruments	(465)	(139)
Income (tax) benefit	39	(13)
Interest expense	(424)	(376)
Total other expense	(850)	(528)

NET LOSS INCLUDING NONCONTROLLING INTEREST	(1,521)	(941)

Less: Net loss attributable to the noncontrolling interests	13	27

NET LOSS ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	(1,508)	(914)

Deemed dividend on Series A Convertible preferred stock	-	-

NET LOSS ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(1,508)	$(914)

LOSS PER COMMON SHARE - BASIC	$(0.06)	$(0.07)

LOSS PER COMMON SHARE - DILUTED	$(0.06)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	25,061,210	12,905,639

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	25,061,210	12,905,639

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended October 31, 2019

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
					Additional		Other
	Convertible Preferred		Common		Paid-in	Accumulated	Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Shares	Par	Capital	Deficit	Income	Deficit	Interest	Totals
BALANCE, July 31, 2019	225,000	-	23,740,406	$24	$82,972	$(85,320)	$1	$(2,323)	$(335)	$(2,658)
Stock issued for services, to employees	-		5,289,420	5	365	-	-	370	-	370
Amortization of employee stock options	-		-	-	141	-	-	141	-	141
Stock issued for convertible debt	-		3,782,881	4	153	-	-	157	-	157
Derivative liability resolved to APIC due to note conversion	-	-	-	-	240	-	-	240	-	240
Stock issued, extension of debt	-		400,000	-	40	-	-	40	-	40
Dividends declared	-		-	-	(8)	-	-	(8)	-	(8)
Net Ioss	-		-	-	-	(1,508)	-	(1,508)	(13)	(1,521)
BALANCE, October 31, 2019	225,000	-	33,212,707	$33	$83,903	$(86,828)	$1	$(2,891)	$(348)	$(3,239)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended October 31, 2018

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
			Additional		Other
	Common		Paid-in	Accumulated	Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Capital	Deficit	Income	Deficit	Interest	Totals
BALANCE, July 31, 2018	12,775,143	$13	$79,993	$(80,800)	$1	$(793)	$(207)	$(1,000)
Amortization of employee stock options	-	-	95	-	-	95	-	95
Stock issued for AP settlement	21,672	-	6	-	-	6	-	6
Stock issued for cash	80,000	-	47	-	-	47	-	47
Stock issued, for debt	240,000	-	36	-	-	36	-	36
Value of warrants issued	-	-	79	-	-	79	-	79
Net Ioss	-	-	-	(914)	-	(914)	(27)	(941)
BALANCE, October 31, 2018	13,116,815	$13	$80,256	$(81,714)	$1	$(1,444)	$(234)	$(1,678)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended October 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,521)	$(941)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	163	170
Stock compensation and warrant expense	511	144
Stock issued for extension of debt	-	-
Bad debt recovery	-	(3)
Amortization of ROU - operating	89	-
Amortization of debt discount	324	259
Loss (Gain) on derivative liabilities	465	139
Changes in operating assets and liabilities:
Accounts receivable	(15)	39
Prepaid expenses and other current assets	(21)	42
Right of use operating lease liability	(49)	-
Accounts payable	42	26
Accrued expenses	80	153
Deferred income	(42)	128
Net cash provided by operating activities	26	156

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(24)	(15)
Net cash used in investing activities	(24)	(15)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock and warrants	-	40
Borrowings from convertible debt, net of original issuance cost and discounts	150	-
Borrowings from 3rd party promissory notes, net	-	100
Payments on ROU - liability	(40)	-
Principal payments on convertible notes, net	-	(40)
Principal payments on related party notes, net	(33)	(31)
Principal payment on equipment financing	(16)	(7)
Net cash provided by financing activities	61	62

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63	203
CASH AND CASH EQUIVALENTS, beginning of period	406	388

CASH AND CASH EQUIVALENTS, end of period	$469	$591

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$66	$89
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from warrants issued with debt	$-	$38
Debt discount from common stock issued with debt	$-	$36
Debt discount from derivative liabilities	$150	$-
Capitalization of ROU assets and liabilities - operating	$372	$-
Common Stock issued for debt conversion	$157	$-
Common Stock issued for debt extension	$40	$-
Common Stock issued to settle accounts payable	$-	$5
Dividends	$8	$-
Derivative liability resolved to APIC due to debt conversion	$240	$-

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. (“we;” “us,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended July 31, 2019 contained in the Company’s Form 10-K filed on October 28, 2019 have been omitted.

Customers and Suppliers

We rely on various suppliers to provide services in connection with our VOIP and UCaaS offerings. Our customers include businesses in various industries including Healthcare, Banking, Financial Services, Legal, Real Estate, and Construction. We are not dependent upon any single supplier or customer.

During the three months ended October 31, 2019 and 2018, the Company did not derive a significant amount of revenue from one single customer.

As of the three months ended October 31, 2019 and 2018, the Company did not derive a significant amount of accounts receivable from one single customer.

Sources of revenue:

Cloud Software and Service Revenue. The Company recognizes cloud software and service revenue, mainly from subscription services for its cloud telephony applications that includes hosted IP/PBX services, SIP trunking, call center applications, auto attendant, voice and web conferencing, call recording, messaging, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and other customized applications. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery services. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

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

Disaggregation of Cloud software and service revenue

Summary of disaggregated revenue is as follows (in thousands):

	Three months ended October 31,
	2019	2018
Cloud software and service revenue	$1,555	$1,474
Product revenue	34	48
Total operating revenues	$1,589	$1,522

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of October 31, 2019 and July 31, 2019, were $13,725 and $22,967, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of October 31, 2019 and July 31, 2019, were $243,000 and $285,000, respectively.

Costs to Obtain a Customer Contract

Sales commissions are paid upon collections of related revenue and are expensed during the same period. Sales commissions for the period ended October 31, 2019 and October 31, 2018, were $16,253 and $10,621, respectively.

Direct Costs - Cloud software and service

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

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive income (loss). For the three months ended October 31, 2019 and 2018, the Company recognized a noncontrolling deficits of $13,000 and $27,000, respectively.

Recently issued accounting pronouncements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with a duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018.  In July 2018 the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided additional implementation guidance on the previously issued ASU.  The Company evaluated this amendment and it was adopted as of August 1, 2019, and concluded that did not have a material effect on the presentation of our consolidated financial statements (See footnote 8).

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the three months ending October 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $86,828,000 and a working capital deficit of approximately $6,374,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s consolidated financial statements as of October 31, 2019 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at October 31, 2019 and July 31, 2019:

	Gross Carrying	Accumulated	Net Carrying
October 31, 2019	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(14,672)	25,328
Customer relationships, 7 years	1,480,000	(328,934)	1,151,066
Marketing & Non-compete, 5 years	800,000	(240,000)	560,000
Total Define-lived Assets	2,470,000	(733,606)	1,736,394
Goodwill, Indefinite	810,353	-	810,353
Balance, October 31, 2019	$3,280,353	$(733,606)	$2,546,748

	Gross Carrying	Accumulated	Net Carrying
July 31, 2019	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(12,672)	27,328
Customer relationships, 7 years	1,480,000	(276,077)	1,203,923
Marketing & Non-compete, 5 years	800,000	(200,000)	600,000
Total Define-lived Assets	2,470,000	(638,749)	1,831,251
Goodwill, Indefinite	810,353	-	810,353
Balance, July 31, 2019	$3,280,353	$(638,749)	$2,641,605

Total amortization expense for the three months ended October 31, 2019 and 2018 was approximately $94,857 and $94,857, respectively.

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

During the three months ended October 31, 2019, we issued:

•	3,972,055 common shares to members of the Management team for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $278,044 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.
•	1,317,365 shares of common stock to the Executive Officers, with a market value at time of issuance of $92,216, the stock was issued as payment for outstanding compensation.
•	60,000 options to purchase common shares to an employee with an exercise price of $0.12 per share and a term of 5 years. The options vest equally over a period of three years. The options have a fair market value of $7,158.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	317.52%
Risk-free interest rate	1.47%
Expected term	3.0 year

During the three months ended October 31, 2018 we issued the following to settle accounts payables:

•	In September 2018, the Company issued an aggregate of 21,672 shares of common stock with a market value at time of issuance of $5,794. The shares were issued to settle accounts payables of $5,287 to a professional, the Company recognized a loss of $507 upon issuance of the shares. This loss is immaterial, thus presented in stock-based compensation expense on the statement of cash flows.

Digerati recognized approximately $141,647 and $95,000 in stock-based compensation expense to employees during the three months ended October 31, 2019 and 2018, respectively. Unamortized compensation cost totaled $299,118 and $294,000 at October 31, 2019 and October 31, 2018, respectively.

A summary of the stock options as of October 31, 2019 and July 31, 2019 and the changes during the three months ended October 31, 2019 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Options	exercise price	term (years)

Outstanding at July 31, 2019	4,940,000	$0.27	3.65
Granted	60,000	$0.12	4.82
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at October 31, 2019	5,000,000	$0.27	3.41
Exercisable at October 31, 2019	4,018,038	$0.27	3.22

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 5,000,000 and 4,940,000 stock options outstanding at October 31, 2019 and July 31, 2019 was $0 and $0, respectively.

The aggregate intrinsic value of 4,018,038 and 3,452,405 stock options exercisable at October 31, 2019 and July 31, 2019 was $0 and $0, respectively.

NOTE 5 – WARRANTS

During the three months ended October 31, 2019, the we did not issue any warrants.

During the three months ended October 31, 2018, we issued the following warrants:

In August 2018, Digerati secured $40,000 from an investor under a private placement and issued 80,000 shares of its common stock at a price of $0.50 per share and warrants to purchase an additional 15,000 shares of its common stock at an exercise price of $0.50 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments. The Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration.

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

The fair market value of all warrants issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	153.99% - 237.00%
Risk-free interest rate	2.05% -2.93%
Expected term	3.0 - 5.0 years

A summary of the warrants as of October 31, 2019 and July 31, 2019 and the changes during the three months ended October 31, 2019 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2019	2,700,000	$0.32	2.19
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at October 31, 2019	2,700,000	$0.32	1.93
Exercisable at October 31, 2019	2,400,000	$0.24	1.83

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 2,700,000 and 2,700,000 warrants outstanding at October 31, 2019 and July 31, 2019 was $15,180 and $63,602, respectively.

The aggregate intrinsic value of 2,400,000 and 2,400,000 warrants exercisable at October 31, 2019 and July 31, 2019 was $15,180 and $64,000, respectively.

In December 2017, Digerati issued 100,000 warrants to a consultant for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.50. Under a Black-Scholes valuation the fair market value of the warrants at time of issuance was approximately $49,000, the Company will amortize the fair market value as warrant expense over 12 months. Additionally, Digerati committed to issue 100,000 warrants if the Company’s stock price traded at $0.75 per share for 10 consecutive days, to issue 100,000 warrants if the Company’s stock price traded at $1.00 per share for 10 consecutive days, and to issue 100,000 warrants if the Company’s stock price traded at $1.25 per share for 10 consecutive days. Under a Black-Scholes valuation the fair market value of the warrants at time of issuance was approximately $143,000, the Company amortized the fair market value as warrant expense over 12 months.

NOTE 6 - DEBT

Non-convertible - debt

On April 30, 2018, T3 Communications, Inc., a Nevada corporation (“T3”) entered into a secured promissory note for $650,000 with an effective annual interest rate of 0% and a maturity date of May 14, 2018, provided, however, the Maturity Date will automatically be extended by one (1) additional period of thirty (30) days, until June 14, 2018. In addition, T3 entered into a Security Agreement, whereby T3 agreed to pledge one third of the outstanding shares of its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. Furthermore, a late fee of $3,000 per calendar week will be accessed beginning on May 15, 2018 and will continue until he principal balance is paid in full. The lender agreed to extend the maturity date until January 31, 2020, we are currently paying a $3,000 per week late fee. As of October 31, 2019 and July 31, 2019, the outstanding principal balance was $650,000.

On April 30, 2018, T3 entered into a credit facility under a secured promissory note of $500,000, interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month and a maturity date of April 30, 2020. Collateralized by T3’s accounts receivables and with an effective annual interest rate of prime plus 5.25%, adjusted quarterly on the first day of each calendar quarter. However, the rate will never be less than 9.50% per annum. In the event of default, the interest rate will be the maximum non-usurious rate of interest per annum permitted by whichever of applicable United States federal law or Louisiana law permits the higher interest rate. T3 agreed to pay the lender a commitment fee of 1.00% upon payment of the first interest payment under the credit facility and 1.00% on the first anniversary of the credit facility. In addition, T3 agreed to pay a monitoring fee of 0.33% of the credit facility, payable in arrears monthly. T3 also agreed to pay an over-advance fee of 3.00% of the amount advanced in excess of the borrowing base or maximum amount of the credit facility, payable in arrears monthly. T3 is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, 2) A fixed charge coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, and 3) A tangible net worth, at all times of at least $100,000. As of October 31, 2019 and July 31, 2019, the outstanding principal balance was $500,000.

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. In June 2019, the maturity date was extended to July 31, 2019. As of the date of this filing, we are working with the lender to extend the maturity date on the note. The outstanding balance as of October 31, 2019 was $50,000.

On June 14, 2019, the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a 12% minority interest in Itellum Comunicacions Costa Rica, S.R.L. In conjunction with this transaction, we entered into a non-recourse promissory note for $17,500 with an effective annual interest rate of 8% and an initial maturity date of September 14, 2019. As of the date of this filing, we are working with the lender to extend the maturity date on the note. The outstanding balance as of October 31, 2019 was $17,500.

Notes payable, related party

On April 30, 2018, T3 entered into a convertible secured promissory note for $525,000 with an effective annual interest rate of 8% and a maturity date of April 30, 2020. With a principal payment of $100,000 due on June 1, 2018 and a principal payment of $280,823 due on April 30, 2020. Payment are based on a 60-month repayment schedule. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under the Note or the Pledge and Escrow Agreement; or (ii) mutual agreement between the Borrower and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, Premium, if applicable, and any other sums due and payable hereunder (such total amount, the “Conversion Amount”) into shares of Common Stock (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) a conversion price of $1.50 per share of Common Stock, which price shall be indicated in the conversion notice (the denominator) (the “Conversion Price”). The Holder shall submit a Conversion Notice indicating the Conversion Amount, the number of Conversion Shares issuable upon such conversion, and where the Conversion Shares should be delivered. The promissory note is secured by a Pledge and Escrow Agreement, whereby T3 agreed to pledge 51% of the securities owned in its Florida operations, T3 Communications, Inc., until the principal payment is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was $19,267 and was recognized as a discount on the promissory note. The Company amortized $1,475 as interest expense during the three months ended October 31, 2019. The total unamortized discount as of October 31, 2019 and July 31, 2019 were $5,823 and $7,298, respectively. In addition, during the three months ended October 31, 2019, the Company paid $19,236 of the principal outstanding balance. The total principal outstanding as of October 31, 2019 and July 31, 2019 were $313,749 and $332,985, respectively. One of the note holders also serves as President, CEO and Board Member of T3 Communications, Inc., the Florida entity that is one of our operating subsidiaries.

On May 1, 2018, T3 entered into a secured promissory note for $275,000 with an effective annual interest rate of 0% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by T3 in its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $26,543 and was recognized as a discount on the promissory note, the company amortized $1,731 as interest expense during the three months ended October 31, 2019. The total unamortized discount as of October 31, 2019 and July 31, 2019 were $14,955 and $16,686, respectively. During the three months ended October 31, 2019, the Company paid $13,823, of the principal balance. The total principal outstanding as of October 31, 2019 and July 31, 2019 were $195,909 and $209,732, respectively. The note holder also serves as Board Member of T3 Communications, Inc., the Florida entity that is one of our operating subsidiaries.

Convertible debt non-derivative

In March 2018, the Company entered into two (2) Promissory Notes (the “Notes”) for $250,000 each, bearing interest at a rate of 12% per annum. The Notes have a maturity date of September 15, 2018, provided, however, the Company shall have the right to request that the maturity date to be extended by one (1) additional period of ninety (90) days, until December 14, 2018. The Notes are payable every month, commencing April 15, 2018, in monthly payments of interest only and a single payment of the principal amount outstanding plus accrued interest on September 15, 2018. The Company agreed to repay the Notes from the proceeds from the Company’s current private placement. As proceeds from the Private Placement are received, the Company shall direct all funds to the Note Holders until the principal amount outstanding and accrued interest are paid in full. In addition, on March 15, 2018, the Company entered into a Note Conversion Agreement (the “Agreement”) with the Note holders, whereby, the holders may elect to convert up to 50% of the principal amount outstanding on the Notes into Common Stock of Digerati at any time after 90 days of funding the Notes. The Conversion Price shall be the greater of: (i) the Variable Conversion Price (as defined herein) or (ii) the Fixed Conversion Price (as defined herein). The “Variable Conversion Price” shall be equal to the average closing price for Digerati’s Common Stock (the “Shares”) for the ten (10) Trading Day period immediately preceding the Conversion Date. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The “Fixed Conversion Price” shall mean $0.50. In conjunction with the notes, the Company issued 300,000 warrants, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $126,538 and was recognized as a discount on the promissory notes. The Company amortized the total discount of $126,433 during the years ended July 31, 2019 and 2018. Additionally, during the year ended July 31, 2019 the Company issued 375,000 shares of common stock for payment of $60,000 in accrued interest for the notes. On December 27, 2018, the Company entered into an Amendment to the Loan Agreements, under the amendments the note holders agreed to extend the maturity date until September 14, 2019. In addition, as part of the amendment, the Company agreed to modify the “Fixed Conversion Price” to $0.35, all other terms under the Promissory Notes remained the same. We accounted for the extensions to the Notes as debt modifications and not extinguishment of debt since the changes in fair value are not substantial in accordance with ASC 470-50. Subsequently, on October 7, 2019, the holders agreed to extend the maturity date until March 30, 2020. In addition, as part of the amendments, the Company agreed to issue 400,000 shares of common stock. Under a Black-Scholes valuation the relative fair market value of the shares of common at time of issuance was approximately $40,000 and was recognized as a discount on the promissory notes. The Company amortized the total discount of $13,334 during the three months ended October 31, 2019. The total unamortized discount as of October 31, 2019 and July 31, 2019 were $26,666 and $0, respectively. The total principal outstanding balance as of October 31, 2019 and July 31, 2019 was $500,000.

On June 19, 2018, the Company entered into various Promissory Notes (the “Notes”) for $272,000, bearing interest at a rate of 10% per annum, with an initial maturity date of April 10, 2019. In conjunction with the Notes, the Company issued 255,000 warrants under the promissory notes, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $118,400 and was recognized as a discount on the promissory notes. The Company amortized $109,552 and $8,848 as a non-cash interest during the years ended July 31, 2019 and 2018, respectively. The total unamortized discount as of July 31, 2019 and 2018 were $0 and $109,552, respectively. On March 29, 2019, the Company entered into a First Amendment to the Promissory Notes, under the amendments the note holders agreed to extend the maturity date until June 30, 2019. In addition, as part of the amendments, the Company agreed to issue 85,000 shares of common stock. The shares were recorded as debt discount of $17,425 and amortized over the remaining term of the notes. The Company amortized $17,425 as a non-cash interest during the years ended July 31, 2019. On June 30, 2019, the Company entered into a Second Amendment to the Promissory Notes, under the amendments the note holders agreed to extend the maturity date until November 30, 2019. In addition, as part of the amendments, the Company agreed to issue 85,000 shares of common stock. The shares were recorded as debt discount of $14,450 and amortized over the remaining term of the notes. The Company amortized $8,662 as a non-cash interest during the three months ended October 31, 2019. The total unamortized discount as October 31, 2019 and July 31, 2019 for the issuance of the second amendment shares were $2,898 and $11,560, respectively. As of the date of this filing, we are working with the lenders to extend the maturity date on the notes. The total principal outstanding balance as of October 31, 2019 and July 31, 2019 was $272,000.

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

During the years ended July 31, 2019, the Company amortized $80,000 of the debt discount as interest expense related to the convertible debenture. The total unamortized discount as of October 31, 2019 and July 31, 2019 was $0. The total principal outstanding balance as of October 31, 2019 and July 31, 2019 was $0.

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

The following conversion were recognized by the Company:

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

On October 31, 2019, the Company issued 831,669 shares of common stock for the conversion of $25,000 of the principal outstanding under the convertible debenture.

During the three months ended October 31, 2019, the Company amortized $29,214 of the debt discount as interest expense. The total unamortized discount as October 31, 2019 and July 31, 2019, were $0 and $29,214. The total principal outstanding balance as of October 31, 2019 and July 31, 2019 were $0 and $50,000, respectively.

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

On August 26, 2019, the Company issued 250,000 shares of common stock for the conversion of $14,500 of the principal outstanding and $500 in fees under one of the convertible notes.

On August 27, 2019, the Company issued 277,291 shares of common stock for the conversion of $12,750 of the principal outstanding and $3,888 in fees under one of the convertible notes.

On September 23, 2019, the Company issued 342,466 shares of common stock for the conversion of $14,500 of the principal outstanding and $500 in fees under one of the convertible notes.

On October 29, 2019, the Company issued 465,736 shares of common stock for the conversion of $13,500 of the principal outstanding and $500 in fees under one of the convertible notes.

The total unamortized discount on the Notes as of October 31, 2019 and July 31, 2019 were $0 and $29,765, respectively. The total principal balance outstanding as of October 31, 2019 and July 31, 2019, were $18,000 and $98,250. The Company amortized $29,765 of debt discount as interest expense during the three months ended October 31, 2019.

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

On October 27, 2019, the Company issued 332,667 shares of common stock for the conversion of $9,500 of the principal outstanding and $500 in fees under one of the convertible notes.

The total unamortized discount on the Notes as of October 31, 2019 and July 31, 2019 were $13,924 and $29,166, respectively. The total principal balance outstanding as of October 31, 2019 and July 31, 2019, were $48,250 and $57,750. The Company amortized $15,242 of debt discount as interest expense during the three months ended October 31, 2019.

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

On October 31, 2019, the Company issued 310,527 shares of common stock for the conversion of $6,500 of the principal outstanding and $2,834 in fees under one of the convertible notes.

The total unamortized discount on the Notes as of October 31, 2019 and July 31, 2019 were $11,366 and $26,668, respectively. The total principal balance outstanding as of October 31, 2019 and July 31, 2019, were $37,500 and $44,000. The Company amortized $15,302 of debt discount as interest expense during the three months ended October 31, 2019.

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

The total unamortized discount on the Notes as of October 31, 2019 and July 31, 2019 were $280,829 and $449,332, respectively. The total principal balance outstanding as of October 31, 2019 and July 31, 2019 was $579,875. The Company amortized $168,503 of debt discount as interest expense during the three months ended October 31, 2019.

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

The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of assignment, the Company transferred as derivative liability for the convertible note of $27,853, of which $10,823 was recorded as debt discount and was amortized during the term of the Note.

On August 12, 2019, the Company issued 114,123 shares of common stock for the conversion of $7,500 of the principal outstanding and $500 in administrative fees under the convertible note.

On August 20, 2019, the Company issued 191,116 shares of common stock for the conversion of $7,500 of the principal outstanding and $538 in accrued interest and administrative fees under the convertible note.

On September 4, 2019, the Company issued 250,620 shares of common stock for the conversion of $10,000 of the principal outstanding and $541 in fees under one of the convertible notes.

The total unamortized discount on the Note as of October 31, 2019 was $0. The total principal balance outstanding as of October 31, 2019 was $0. The Company amortized $10,823 of debt discount as interest expense during the three months ended October 31, 2019.

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

The total unamortized discount on the Note as of October 31, 2019 was $66,112. The total principal balance outstanding as of October 31, 2019 was $93,500. The Company amortized $18,888 of debt discount as interest expense during the three months ended October 31, 2019.

Other Terms to the Convertible Promissory Note and Note Assignment - August 2019

Notes shall bear interest at a rate of ten percent (10%) per annum (the “Interest Rate”), which interest shall be paid by the Company to each Investor in shares of Common Stock at any time an Investor sends a notice of conversion to the Company. Each of the Investors is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the Note into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock equal to (i) the lowest trading price of the Common Stock (as defined in the Note) as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding the issuance date of each Note; or (ii) 60% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion (the “Variable Conversion Price”). The Variable Conversion Price may further be adjusted in connection with the terms of the Notes.

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

Convertible Promissory Notes - October 2019

In October 2019, the Company entered into two Securities Purchase Agreements (the “SPA”) with multiple investors (the “Investors”) the Investors purchased two 8% unsecured convertible promissory notes (the “Notes”) from the Company. The notes are in the aggregate principal amount of $71,500 and a maturity date of July 18, 2020. After payment of transaction-related expenses of $6,500, net proceeds to the Company from the Note totaled $65,000. The Company recorded these discounts and cost of $6,500 as a discount to the Note and fully amortized as interest expense during the period.

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

The total unamortized discount on the Note as of October 31, 2019 was $57,778. The total principal balance outstanding as of October 31, 2019 was $71,500. The Company amortized $7,222 of debt discount as interest expense during the three months ended October 31, 2019.

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

Pursuant to the terms of the SPAs, for so long as any of the Investors owns any shares of Common Stock issued upon conversion of a Note (the “Conversion Shares”), the Company covenants to secure and maintain the listing of such shares of Common Stock. The Company is also subject to certain customary negative covenants under the Notes and the SPAs, including but not limited to the requirement to maintain its corporate existence and assets, subject to certain exceptions, and not to make any offers or sales of any security under circumstances that would require registration of or stockholder approval for the Notes or the Conversion Shares

Fair Value of Financial Instruments. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is used which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy based on the three levels of inputs that may be used to measure fair value are as follows:

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

Our derivative liabilities as of October 31, 2019 and July 31, 2019 and 2018 of $1,301,967 and $927,171, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

Fair value measurements at reporting date using:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	Observable	unobservable
		liabilities	inputs	inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes derivative liability at July 31, 2019	$927,171	-	-	$927,171
Convertible promissory notes derivative liability at October 31, 2019	$1,301,967	-	-	$1,301,967

The fair market value of all derivatives during the three months ended October 31, 2019 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	83.28% - 268.02%
Risk-free interest rate	1.52% -2.67%
Expected term	0.01 - 3.00 years

Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2018	$632,268
Derivative from new convertible promissory notes recorded as debt discount	1,043,834
Derivative liability resolved to additional paid in capital due to debt conversion	(822,922)
Derivative loss	73,991
Balance at July 31, 2019	$927,171
Derivative from new convertible promissory notes recorded as debt discount	150,000
Derivative liability resolved to additional paid in capital due to debt conversion	(240,250)
Derivative loss	465,046
Balance at October 31, 2019	$1,301,967

NOTE 7 – EQUITY

During the three months ended October 31, 2019, the Company issued the following shares of common stock:

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

On October 7, 2019, the Company issue 400,000 shares of common stock, as part of an amendment to various promissory notes. The shares were recorded as debt discount and amortized over the remaining term of the notes.

On October 27, 2019, the Company issued 332,667 shares of common stock for the conversion of $9,500 of the principal outstanding and $500 in administrative fees under a convertible note.

On October 29, 2019, the Company issued 465,736 shares of common stock for the conversion of $13,500 of the principal outstanding and $500 in administrative fees under a convertible note.

On October 31, 2019, the Company issued 310,527 shares of common stock for the conversion of $6,500 of the principal outstanding and $2,834 in accrued interest and administrative fees under a convertible note.

On October 31, 2019, the Company issued 831,669 shares of common stock for the conversion of $25,000 of the principal outstanding under a convertible note.

During the three months ended October 31, 2018, the Company issued the following shares of common stock:

On August 1, 2018, the Company secured $40,000 from an investor under a private placement and issued 80,000 shares of its common stock at a price of $0.50 per share and warrants to purchase an additional 15,000 shares of its common stock at an exercise price of $0.50 per share. We determined that the warrants issued in connection with the private placement were equity instruments and did not represent derivative instruments. The Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration.

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

NOTE 8 - LEASES

Effective August 1, 2019, the Company adopted ASC 842, “Leases” (“ASC 842”) on a modified retrospective basis. Accordingly, information presented for periods prior to FY2019 have not been recast. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing lease upon adoption. No impact was recorded to the income statement or beginning retained earnings for Topic 842.

The leased properties have a remaining lease term of eleven to forty-six months as of August 1, 2019. At the option of the Company it can elect to extend the term of the leases.

Beginning August 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments, including annual rent increases, over the lease term at commencement date. Operating leases in effect prior to August 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of August 1, 2019. Because neither of our leases included an implicit rate of return, we used our incremental secured borrowing rate based on lease term information available as of the adoption date or lease commencement date in determining the present value of lease payments. The incremental borrowing rate on the leases is 8.0%.

The Company has not entered into any sale and leaseback transactions during the three-month period ended October 31, 2019.

The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning August 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized at August 1, 2019 and October 31, 2019 for operating leases are as follows:

ROU Asset	August 1, 2019	$372,651
Amortization		$(89,949)
ROU Asset	October 31, 2019	$282,702

Lease Liability	August 1, 2019	$372,651
Amortization		$(89,949)
Lease Liability	October 31, 2019	$282,702

Lease Liability	Short term	$138,481
Lease Liability	Long term	$144,221
Lease Liability	Total:	$282,702

For the three-months ended October 31, 2019 amortization of assets was $89,949.

For the three-months ended October 31, 2019, amortization of liabilities was $89,949.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of October 31, 2019:

Operating
Amounts due within 12 months of October 31,	Lease

2020	$161,602
2021	81,831
2022	50,425
2023	17,808
2024	-
Total minimum lease payments	$311,667
Less: effect of discounting	(28,965)
Present Value of future minimum lease payments	$282,702
Less: current obligation under leases	(138,481)
Long-term lease obligation	$282,702

NOTE 9 – SUBSEQUENT EVENTS

On November 6, 2019, the Company issued 110,830 shares of common stock for the payment of accrued interest on a promissory note, with a market value of $7,758, the Company recognized a loss of $258 upon issuance of the shares.

On November 14, 2019, the Company issued 301,697 shares of common stock for the conversion of $7,500 of the principal outstanding and $646 in administrative fees under a convertible note.

On November 15, 2019, the Company issued 398,247 shares of common stock for the conversion of $9,500 of the principal outstanding and $500 in administrative fees under a convertible note.

On November 19, 2019, the Company issued 537,635 shares of common stock for the conversion of $13,000 of the principal outstanding and $500 in administrative fees under a convertible note.

On November 25, 2019, the Company issue 20,000 shares of common stock, as part of an amendment to a promissory note. The shares were recorded as debt discount and amortized over the remaining term of the note.

On November 25, 2019, the Company issue 40,000 shares of common stock, as part of an amendment to a promissory note. The shares were recorded as debt discount and amortized over the remaining term of the note.

On November 25, 2019, the Company issued 114,630 shares of common stock for the payment of accrued interest on a promissory note, with a market value at issuance of $4,665.

On November 26, 2019, the Company issued 447,917 shares of common stock for the conversion of $8,000 of the principal outstanding and $600 in administrative fees under a convertible note.

On December 10, 2019, the Company issued 400,000 shares of common stock with a market value at time of issuance of $15,200. The shares were issued for consulting services with a professional.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “plan,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 filed with the Securities and Exchange Commission on October 28, 2019.

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three months ended October 31, 2019 and 2018. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019 filed with the Securities and Exchange Commission on October 28, 2019. For purposes of the following discussion, fiscal 2020 or 2020 refers to the year ended July 31, 2020 and fiscal 2019 or 2019 refers to the year ended July 31, 2019.

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

Sources of revenue:

Cloud Software and Service Revenue: We provide UCaaS or cloud communication services and managed cloud-based solutions to small and medium size enterprise customers and to other resellers. Our Internet-based services include fully hosted IP/PBX services, SIP trunking, call center applications, auto attendant, voice and web conferencing, call recording, messaging, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and other customized IP/PBX features in a hosted or cloud environment. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, mobile broadband and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery.

Direct Costs:

Cloud Software and Service: We incur bandwidth and colocation charges in connection with our UCaaS or cloud communication services. The bandwidth charges are incurred as part of the connectivity between our customers to allow them access to our various services. We also incur costs from underlying providers for fiber, Internet broadband, and telecommunication circuits in connection with our data and connectivity solutions.

Results of Operations

Three Months ended October 31, 2019 Compared to Three Months ended October 31, 2018

Cloud Software and Service Revenue. Cloud software and service revenue increased by $67,000, or 4% from the three months ended October 31, 2018 to the three months ended October 31, 2019. The increase in revenue between periods is primarily attributed to the increase in total customers between periods. Our total number of customers increased from 664 for the three months ended October 31, 2018 to 708 customers for the three months ended October 31, 2019. Additionally, our average monthly revenue per customer decreased from $764 for the three months ended October 31, 2018 to $754 for the three months ended October 31, 2019.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $46,000, or 6%, from the three months ended October 31, 2018 to the three months ended October 31, 2019. The increase in cost of services between periods is primarily attributed to the additional costs arising from the increase in revenue between periods. Although our consolidated cost of services increased between periods, our consolidated gross margin increased by $21,000 from the quarter ended October 31, 2018 to the quarter ended October 31, 2019. The increase in gross margin between periods is attributed to a higher concentration of enterprise customers revenue, which generate a slightly higher margin than services provided via resellers.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees). SG&A expenses increased by $4,000, or 1%, from the three months ended October 31, 2018 to the three months ended October 31, 2019.

Stock Compensation expense. Stock compensation expense increased by $367,000, from the three months ended October 31, 2018 to the three months ended October 31, 2019. The increase between periods is attributed to the recognition of stock option expense of $142,000 recognized during the three months ended October 31, 2019 associated with the stock options awarded to various employees during FY2018, FY2019 and FY2020. The Company also recognized $370,259 in stock compensation for stock issued in lieu of cash payments to the Management team during the period ended October 31, 2019.

Legal and professional fees. Legal and professional fees decreased by $22,000, or 18%, from three months ended October 31, 2018 to the three months ended October 31, 2019. The decrease between periods is attributed to the recognition during FY 2019 of $20,000 in professional expenses incurred related to investor relations services.

Bad debt. Bad debt declined by $3,000 between periods. During the three months ended October 31, 2018 the Company recognized a recovery of bad debt of $3,000 for accounts that were previously deemed uncollectable.

Depreciation and amortization. Depreciation and amortization decreased by $7,000, from the three months ended October 31, 2018 to the three months ended October 31, 2019, mainly due to decrease in depreciation expense related to assets that reached their expected useful life.

Operating loss. The Company reported an operating loss of $671,000 for the three months ended October 31, 2019 compared to an operating loss of $413,000 for the three months ended October 31, 2018. The increase in operating loss between periods is primarily due to the increase of $301,000 in stock compensation expense. The increase was slightly offset by the increase of $21,000 in gross margin and the decrease of $22,000 in legal and professional fees.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments increased by $326,000 from three months ended October 31, 2018 to the three months ended October 31, 2019. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized a loss between periods.

Income tax benefit (expense). During the three months ended October 31, 2019, the Company recognized an income tax expense benefit of $39,000. The primary reason for the income tax benefit is due to a refund of previously paid taxes.

Interest expense. Interest income (expense) increased by $48,000 from the three months ended October 31, 2018 to the three months ended October 31, 2019. The primary reason for the increase in interest expenses is attributed to the recognition of non-cash interest / accretion expense of $324,000 related to the adjustment to the present value of various convertible notes and debentures. Additionally, the Company recognized $66,000 in interest expense for cash interest payments on various promissory notes, accrual of $35,000 for interest expense for various promissory notes and interest income of $4,700.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the three months ended October 31, 2019 was $1,521,000 compared to a net loss for the three months ended October 31, 2018 of $941,000. The increase in net loss including noncontrolling interest between periods is primarily due to the increase of $367,000 in stock compensation expense. The increase of $326,000 in loss on derivative instruments. The increases was slightly offset by the increase of $21,000 in gross margin, the decrease of $22,000 in legal and professional fees and the improvement of $52,000 in income tax.

Net income attributable to the noncontrolling interest. During the three months ended October 31, 2019, the consolidated entity recognized net income in noncontrolling interest of $13,000. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the three months ended October 31, 2019 was $1,508,000 compared to a net loss for the three months ended October 31, 2018 of $914,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $469,000 as of October 31, 2019. Net cash provided by operating activities during the three months ended October 31, 2019 was approximately $26,000, primarily as a result of operating expenses, that included $511,000 in stock compensation and warrant expense, amortization of debt discount of $324,000, loss on derivative liability of $465,000 depreciation and amortization expense of $146,000. Additionally, we had an increase of $42,000 in accounts payable, increase in accrued expenses of $80,000, decrease in accounts receivables of $15,000, decrease in deferred income of $42,000, a decrease in prepaid expenses and other current assets of $21,000.

Cash used in investing activities during the three months ended October 31, 2019 was $24,000 for the purchase of equipment.

Cash provided by financing activities during the three months ended October 31, 2019 was $101,000. The Company secured $150,000 from convertible notes, net of issuance costs and discounts. The Company made principal payments of $33,000 on related party notes and $16,000 in principal payments on equipment financing. Overall, our net operating, investing and financing activities during the three months ended October 31, 2019 provided approximately $63,000 of our available cash.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2020 we anticipate reducing fixed costs and general expenses, in addition, certain members of our management team have taken a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to invest in a new marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers to tap into new sources of revenue streams, we have also secured various agent agreements to accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees.

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

Our current cash expenses are expected to be approximately $95,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of October 31, 2019, our total liabilities were approximately $7,722,000, which included $1,302,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations during Fiscal 2020. We used proceeds secured from convertible promissory notes to pay for operating expenses and we anticipate raising additional debt financing to meet our working capital needs.

Digerati’s consolidated financial statements for the three months ending October 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $86,828,000 and a working capital deficit of approximately $6,379,000 which raises doubt about Digerati’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended October 31, 2019, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

On October 7, 2019, the Company issue 400,000 shares of common stock, as part of an amendment to various promissory notes. The shares were recorded as debt discount and amortized over the remaining term of the notes.

On October 27, 2019, the Company issued 332,667 shares of common stock for the conversion of $9,500 of the principal outstanding and $500 in administrative fees under a convertible note.

On October 29, 2019, the Company issued 465,736 shares of common stock for the conversion of $13,500 of the principal outstanding and $500 in administrative fees under a convertible note.

On October 31, 2019, the Company issued 310,527 shares of common stock for the conversion of $6,500 of the principal outstanding and $2,834 in accrued interest and administrative fees under a convertible note.

On October 31, 2019, the Company issued 831,669 shares of common stock for the conversion of $25,000 of the principal outstanding under a convertible note.

On November 6, 2019, the Company issued 110,830 shares of common stock for the payment of accrued interest on a promissory note, with a market value of $7,758, the Company recognized a loss of $258 upon issuance of the shares.

On November 14, 2019, the Company issued 301,697 shares of common stock for the conversion of $7,500 of the principal outstanding and $646 in administrative fees under a convertible note.

On November 15, 2019, the Company issued 398,247 shares of common stock for the conversion of $9,500 of the principal outstanding and $500 in administrative fees under a convertible note.

On November 19, 2019, the Company issued 537,635 shares of common stock for the conversion of $13,000 of the principal outstanding and $500 in administrative fees under a convertible note.

On November 25, 2019, the Company issue 20,000 shares of common stock, as part of an amendment to a promissory note. The shares were recorded as debt discount and amortized over the remaining term of the note.

On November 25, 2019, the Company issue 40,000 shares of common stock, as part of an amendment to a promissory note. The shares were recorded as debt discount and amortized over the remaining term of the note.

On November 25, 2019, the Company issued 114,630 shares of common stock for the payment of accrued interest on a promissory note, with a market value at issuance of $4,665.

On November 26, 2019, the Company issued 447,917 shares of common stock for the conversion of $8,000 of the principal outstanding and $600 in administrative fees under a convertible note.

On December 10, 2019, the Company issued 400,000 shares of common stock with a market value at time of issuance of $15,200. The shares were issued for consulting services with a professional.

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained in to Section 4(a) (2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as described in this prospectus, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3.  Defaults Upon Senior Securities.

None

Item 5.  Other Information.

None

Item 6. Exhibits

Exhibit

Number	Exhibit Title

4.1	Convertible Promissory Note for $93,500 with Platinum Point Capital LLC dated August 30, 2019. (filed as Exhibit 4.13 to Form 10-K filed with the SEC on October 28, 2019).

4.2	Convertible Promissory Note for $35,750 with Jefferson Street Capital LLC dated October 18, 2019. (filed as Exhibit 4.15 to Form 10-K filed with the SEC on October 28, 2019).

4.3	Convertible Promissory Note for $35,750 with Armada Investment Fund LLC dated October 18, 2019. (filed as Exhibit 4.16 to Form 10-K filed with the SEC on October 28, 2019).

10.1	Securities Purchase Agreement for $93,500 with Platinum Point Capital LLC dated August 30, 2019. (filed as Exhibit 10.15 to Form 10-K filed with the SEC on October 28, 2019).

10.2	Securities Purchase Agreement for $35,750 with Armada Investment Fund LLC dated October 18, 2019. (filed as Exhibit 10.16 to Form 10-K filed with the SEC on October 28, 2019).

10.3	Securities Purchase Agreement for $35,750 with Jefferson Street Capital LLC dated October 18, 2019. (filed as Exhibit 10.17 to Form 10-K filed with the SEC on October 28, 2019).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.
(Registrant)

Date: December 13, 2019	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: December 13, 2019	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)