Form 10-Q
period 2020-01-31
Digerati Technologies, Inc.
filed 2020-03-06
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
64,287,406	Common Stock $0.001 par value	March 6, 2020

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2020

i

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2020 AND JULY 31, 2019 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2020 AND 2019 (UNAUDITED)

PAGE 3	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2020 AND 2019 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2020 AND 2019 (UNAUDITED)

PAGES 6	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	January 31, 2020	July 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$376	$406
Accounts receivable, net	238	262
Prepaid and other current assets	85	107
Right-of-use asset	129	-
Total current assets	828	775

LONG-TERM ASSETS:
Intangible assets, net	1,641	1,832
Goodwill, net	810	810
Property and equipment, net	487	579
Other assets	73	58
Investment in Itellum	185	185
Right-of-use asset	119	-
Total assets	$4,143	$4,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,327	$1,264
Accrued liabilities	1,657	1,493
Equipment financing	67	65
Convertible note payable, current, net $467 and $547, respectively	1,087	1,005
Note payable, current, related party, net of $4 and $7, respectively	350	383
Note payable, current, net $0 and $0, respectively	1,218	1,218
Deferred income	354	285
Derivative liability	764	927
Lease liability	129	-
Total current liabilities	6,953	6,640

LONG-TERM LIABILITIES:
Convertible debenture, net $0 and $29, respectively	-	21
Notes payable, related party, net $13 and $17, respectively	109	136
Equipment financing	66	100
Lease liability	119	-
Total long-term liabilities	294	257

Total liabilities	7,247	6,897

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized Series A Preferred stock, $0.001, 1,000,000 shares designated, 200,000 and 225,000 issued and outstanding, respectively	-	-
Common stock, $0.001, 150,000,000 shares authorized, 47,614,096 and 23,740,406 issued and outstanding, respectively (6,000,000 reserved in Treasury)	48	24
Additional paid in capital	84,524	82,972
Accumulated deficit	(87,285)	(85,320)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(2,712)	(2,323)
Noncontrolling interest	(392)	(335)
Total stockholders’ deficit	(3,104)	(2,658)
Total liabilities and stockholders’ deficit	$4,143	$4,239

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
OPERATING REVENUES:
Cloud software and service revenue	$1,557	$1,486	$3,146	$3,008
Total operating revenues	1,557	1,486	3,146	3,008

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	776	795	1,579	1,552
Selling, general and administrative expense	1,118	933	2,310	1,820
Legal and professional fees	208	86	310	210
Bad debt	1	-	1	(3)
Depreciation and amortization expense	153	168	316	338
Total operating expenses	2,256	1,982	4,516	3,917

OPERATING LOSS	(699)	(496)	(1,370)	(909)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	783	(1,358)	318	(1,497)
Income (tax) benefit	(7)	(14)	32	(27)
Interest expense	(578)	(662)	(1,002)	(1,038)
Total other income (expense)	198	(2,034)	(652)	(2,562)

NET LOSS INCLUDING NONCONTROLLING INTEREST	(501)	(2,530)	(2,022)	(3,471)
Less: Net loss attributable to the noncontrolling interests	44	31	57	58
NET LOSS ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	(457)	(2,499)	(1,965)	(3,413)
Deemed dividend on Series A Convertible preferred stock	-	-	-	-
NET LOSS ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(457)	$(2,499)	$(1,965)	$(3,413)

LOSS PER COMMON SHARE - BASIC	$(0.01)	$(0.17)	$(0.06)	$(0.25)

LOSS PER COMMON SHARE - DILUTED	$(0.01)	$(0.17)	$(0.06)	$(0.25)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	38,118,032	14,513,328	31,598,490	13,706,245

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	38,118,032	14,513,328	31,598,490	13,706,245

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended January 31, 2020

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
					Additional		Other
	Convertible Preferred		Common		Paid-in	Accumulated	Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Shares	Par	Capital	Deficit	Income	Deficit	Interest	Totals

BALANCE, July 31, 2019	225,000	-	23,740,406	$24	$82,972	$(85,320)	$1	$(2,323)	$(335)	$(2,658)
Stock issued for services, to employees	-	-	5,289,420	5	365	-	-	370	-	370
Amortization of employee stock options	-	-	-	-	141	-	-	141	-	141
Stock issued for convertible debt	-	-	3,782,881	4	153	-	-	157	-	157
Derivative liability resolved to APIC due to note conversion	-	-	-	-	240	-	-	240	-	240
Stock issued, extension of debt	-	-	400,000	-	40	-	-	40	-	40
Dividends declared	-	-	-	-	(8)	-	-	(8)	-	(8)
Net Ioss	-	-	-	-	-	(1,508)	-	(1,508)	(13)	(1,521)
BALANCE, October 31, 2019	225,000	-	33,212,707	$33	$83,903	$(86,828)	$1	$(2,891)	$(348)	$(3,239)
Stock issued for services, to employees	-	-	5,012,658	5	193	-	-	198	-	198
Amortization of employee stock options	-	-	-	-	110	-	-	110	-	110
Stock issued for services	-	-	400,000	1	15	-	-	16	-	16
Stock issued for convertible debt	-	-	8,539,179	9	144	-	-	153	-	153
Derivative liability resolved to APIC due to note conversion	-	-	-	-	145	-	-	145	-	145
Stock issued for accrued interest payments on debt	-	-	282,885	-	15	-	-	15	-	15
Stock issued, extension of debt	-	-	80,000	-	3	-	-	3	-	3
Stock issued for conversion of Series A convertible preferred stock	(25,000)	-	86,667	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	(4)	-	-	(4)	-	(4)
Net Ioss	-	-	-	-	-	(457)	-	(457)	(44)	(501)
BALANCE, January 31, 2020	200,000	-	47,614,096	$48	$84,524	$(87,285)	$1	$(2,712)	$(392)	$(3,104)

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended January 31, 2019
(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Common		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Capital	Deficit	Income	Deficit	Interest	Totals
BALANCE, July 31, 2018	12,775,143	$13	$79,993	$(80,800)	$1	$(793)	$(207)	$(1,000)
Amortization of employee stock options	-	-	95	-	-	95	-	95
Stock issued for AP settlement	21,672	-	6	-	-	6	-	6
Stock issued for cash	80,000	-	47	-	-	47	-	47
Stock issued, for debt	240,000	-	36	-	-	36	-	36
Value of warrants issued	-	-	79	-	-	79	-	79
Net Ioss	-	-	-	(914)	-	(914)	(27)	(941)
BALANCE, October 31, 2018	13,116,815	$13	$80,256	$(81,714)	$1	$(1,444)	$(234)	$(1,678)
Amortization of employee stock options	-	-	41	-	-	41	-	41
Stock issued for services, to employees	635,156	1	113	-	-	114	-	114
Stock issued for services	200,000	-	70	-	-	70	-	70
Stock issued for AP settlement	56,327	-	18	-	-	18	-	18
Stock issued for cash	258,621	-	75	-	-	75	-	75
Stock issued, for debt	28,000	-	-	-	-	-	-	-
Stock issued for convertible debt	1,642,020	2	225	-	-	227	-	227
Stock issued, extension of debt	105,000	-	24	-	-	24	-	24
Value of warrants issued	-	-	16	-	-	16	-	16
Net Ioss	-	-	-	(2,499)	-	(2,499)	(31)	(2,530)
BALANCE, January 31, 2019	16,041,939	$16	$80,838	$(84,213)	$1	$(3,358)	$(265)	$(3,623)

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,022)	$(3,471)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	316	338
Stock compensation and warrant expense	834	386
Bad debt recovery	1	(3)
Loss on AP settled with stock	-	2
Interest expense from stock issued for debt extension	-	24
Amortization of ROU - operating	124	-
Amortization of debt discount	713	700
Loss (Gain) on derivative liabilities	(318)	1,497
Changes in operating assets and liabilities:
Accounts receivable	24	31
Prepaid expenses and other current assets	7	36
Right of use operating lease liability	(124)	-
Accounts payable	63	114
Accrued expenses	301	239
Deferred income	69	101
Net cash used in operating activities	(12)	(6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(34)	(37)
Net cash used in investing activities	(34)	(37)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock and warrants	-	115
Borrowings from convertible debt, net of original issuance cost and discounts	150	419
Borrowings from related party note, net	-	25
Borrowings from 3rd party promissory notes, net	-	100
Principal payments on convertible notes, net	(36)	(301)
Principal payments on related party notes, net	(67)	(62)
Principal payments on 3rd party promissory notes, net	-	(50)
Principal payment on equipment financing	(31)	(14)
Net cash provided by financing activities	16	232

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30)	189
CASH AND CASH EQUIVALENTS, beginning of period	406	388

CASH AND CASH EQUIVALENTS, end of period	$376	$577

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$210	$265
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from warrants issued with debt	$-	$38
Debt discount from common stock issued with debt	$-	$36
Debt discount from derivative liabilities	$540	$419
Debt from assignment of accrued interest	$99
Capitalization of ROU assets and liabilities - operating	$372	$-
Common Stock issued for debt conversion	$310	$-
Common Stock issued for interest payment	$15	$-
Common Stock issued for debt extension	$43	$-
Common Stock issued to settle accounts payable	$-	$85
Dividends	$12	$-
Derivative liability resolved to APIC due to debt conversion	$385	$142

See accompanying notes to consolidated unaudited financial statements

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

During the six months ended January 31, 2020 and 2019, the Company did not derive a significant amount of revenue from one single customer.

As of the six months ended January 31, 2020 and 2019, the Company did not derive a significant amount of accounts receivable from one single customer.

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

Disaggregation of Cloud software and service revenue

Summary of disaggregated revenue is as follows (in thousands):

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
Cloud software and service revenue	$1,544	$1,449	$3,097	$2,885
Product revenue	13	37	49	123
Total operating revenues	$1,557	$1,486	$3,146	$3,008

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of January 31, 2020 and July 31, 2019, were $15,074 and $22,967, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of January 31, 2020 and July 31, 2019, were $354,000 and $285,000, respectively.

Costs to Obtain a Customer Contract

Sales commissions are paid upon collections of related revenue and are expensed during the same period. Sales commissions for the six months ended January 31, 2020 and January 31, 2019, were $33,448 and $26,011, respectively.

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

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive income (loss). For the six months ended January 31, 2020 and 2019, the Company recognized a noncontrolling deficits of $57,000 and $58,000, respectively.

Recently issued accounting pronouncements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with a duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018.  In July 2018 the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided additional implementation guidance on the previously issued ASU.  The Company evaluated this amendment and it was adopted as of August 1, 2019 and concluded that did not have a material effect on the presentation of our consolidated financial statements (See footnote 8).

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the six months ending January 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $87,285,000 and a working capital deficit of approximately $6,125,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

Digerati’s consolidated financial statements as of January 31, 2020 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at January 31, 2020 and July 31, 2019:

	Gross
	Carrying	Accumulated	Net Carrying
January 31, 2020	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(16,672)	23,328
Customer relationships, 7 years	1,480,000	(381,791)	1,098,209
Marketing & Non-compete, 5 years	800,000	(280,000)	520,000
Total Define-lived Assets	2,470,000	(828,463)	1,641,537
Goodwill, Indefinite	810,353	-	810,353
Balance, January 31, 2020	$3,280,353	$(828,463)	$2,451,890

	Gross
	Carrying	Accumulated	Net Carrying
July 31, 2019	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(12,672)	27,328
Customer relationships, 7 years	1,480,000	(276,077)	1,203,923
Marketing & Non-compete, 5 years	800,000	(200,000)	600,000
Total Define-lived Assets	2,470,000	(638,749)	1,831,251
Goodwill, Indefinite	810,353	-	810,353
Balance, July 31, 2019	$3,280,353	$(638,749)	$2,641,604

Total amortization expense for the six months ended January 31, 2020 and 2019 was $189,714 and $189,714, respectively.

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

During the six months ended January 31, 2020, we issued:

●	7,313,827 common shares to the Executive Officers for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $410,044 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	2,988,251 shares of common stock to the Executive Officers, with a market value at time of issuance of $158,216 the stock was issued as payment for outstanding compensation.

●	60,000 options to purchase common shares to an employee with an exercise price of $0.12 per share and a term of 5 years. The options vest equally over a period of three years. The options have a fair market value of $7,158.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	317.52%
Risk-free interest rate	1.47%
Expected term	3.0 year

During the six months ended January 31, 2019, we issued:

●	635,155 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $115,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	100,000 options to purchase common shares to a member of the Board of Directors with an exercise price of $0.18 per share and a term of 5 years. The options vest equally over a period of one year. The options have a fair market value of $11,406.

●	In September 2018, the Company issued an aggregate of 21,672 shares of common stock with a market value at time of issuance of $5,794. The shares were issued to settle accounts payables of $5,287 to a professional, the Company recognized a loss of $507 upon issuance of the shares. This loss is immaterial, thus presented in stock-based compensation expense on the statement of cash flows.

Digerati recognized approximately $251,603 and $251,000 in stock option amortization expense to employees during the six months ended January 31, 2020 and 2019, respectively. Unamortized compensation cost totaled $189,161 and $265,000 at January 31, 2020 and January 31, 2019, respectively.

A summary of the stock options as of January 31, 2020 and July 31, 2019 and the changes during the six months ended January 31, 2020 are presented below:

			Weighted average
		Weighted average	remaining contractual
	Options	exercise price	term (years)

Outstanding at July 31, 2019	4,940,000	$0.27	3.65
Granted	60,000	$0.12	4.57
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at January 31, 2020	5,000,000	$0.27	3.16
Exercisable at January 31, 2020	4,548,251	$0.27	3.09

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 5,000,000 and 4,940,000 stock options outstanding at January 31, 2020 and July 31, 2019 was $0 and $0, respectively.

The aggregate intrinsic value of 4,548,251 and 3,452,405 stock options exercisable at January 31, 2020 and July 31, 2019 was $0 and $0, respectively.

NOTE 5 – WARRANTS

During the six months ended January 31, 2020, we did not issue any warrants.

During the six months ended January 31, 2019, we issued the following warrants:

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

During the six months ended January 31, 2019, Digerati cancelled 260,000 warrants with an exercise price of $0.15. Additionally, the Company issued 260,000 common shares to replace these warrants, in conjunction with two promissory notes with a principal balance of $50,000, in addition at the time of issuance the Company recognized a discount of $36,000.

The fair market value of all warrants issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	153.99% - 237.00%
Risk-free interest rate	2.05% -2.93%
Expected term	3.0 - 5.0 years

A summary of the warrants as of January 31, 2020 and July 31, 2019 and the changes during the six months ended January 31, 2020 are presented below:

			Weighted average
		Weighted average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2019	2,700,000	$0.32	2.19
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at January 31, 2020	2,400,000	$0.35	1.95
Exercisable at January 31, 2020	2,100,000	$0.25	1.82

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 2,400,000 and 2,700,000 warrants outstanding at January 31, 2020 and July 31, 2019 was $5,060 and $63,602, respectively.

The aggregate intrinsic value of 2,100,000 and 2,400,000 warrants exercisable at January 31, 2020 and July 31, 2019 was $5,060 and $64,000, respectively.

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

NOTE 6 - DEBT

Non-convertible - debt

On April 30, 2018, T3 Communications, Inc., a Nevada corporation (“T3”), our majority owned subsidiary, entered into a secured promissory note for $650,000 with an effective annual interest rate of 0% and a maturity date of May 14, 2018, provided, however, the Maturity Date will automatically be extended by one (1) additional period of thirty (30) days, until June 14, 2018. In addition, T3 entered into a Security Agreement, whereby T3 agreed to pledge one third of the outstanding shares of its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. Furthermore, a late fee of $3,000 per calendar week will be accessed beginning on May 15, 2018 and will continue until the principal balance is paid in full. The lender agreed to extend the maturity date until March 31, 2020, we are currently paying a $3,000 per week late fee. As of January 31, 2020, and July 31, 2019, the outstanding principal balance was $650,000.

On April 30, 2018, T3 entered into a credit facility under a secured promissory note of $500,000, interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month and a maturity date of April 30, 2020. Collateralized by T3’s accounts receivables and with an effective annual interest rate of prime plus 5.25%, adjusted quarterly on the first day of each calendar quarter. However, the rate will never be less than 9.50% per annum. In the event of default, the interest rate will be the maximum non-usurious rate of interest per annum permitted by whichever of applicable United States federal law or Louisiana law permits the higher interest rate. T3 agreed to pay the lender a commitment fee of 1.00% upon payment of the first interest payment under the credit facility and 1.00% on the first anniversary of the credit facility. In addition, T3 agreed to pay a monitoring fee of 0.33% of the credit facility, payable in arrears monthly. T3 also agreed to pay an over-advance fee of 3.00% of the amount advanced in excess of the borrowing base or maximum amount of the credit facility, payable in arrears monthly. T3 is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, 2) A fixed charge coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, and 3) A tangible net worth, at all times of at least $100,000. As of January 31, 2020, and July 31, 2019, the outstanding principal balance was $500,000.

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. In February 2020, the maturity date was extended to December 31, 2020. In conjunction with the extension, the Company issued 40,000 shares of common stock. At issuance, the fair market value of the shares were recorded as interest expense of $800. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. The outstanding balance as of January 31, 2020 was $50,000.

On June 14, 2019, the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a 12% minority interest in Itellum Comunicacions Costa Rica, S.R.L. In conjunction with this transaction, we entered into a non-recourse promissory note for $17,500 with an effective annual interest rate of 8% and an initial maturity date of September 14, 2019. In February 2020, the maturity date was extended to July 31, 2020. In addition, the holder agreed to accept 200,000 shares of common stock as a principal payment on the note for $10,000. The outstanding balance as of January 31, 2020 was $17,500.

Notes payable, related party

On April 30, 2018, T3 entered into a convertible secured promissory note for $525,000 with an effective annual interest rate of 8% and a maturity date of April 30, 2020. With a principal payment of $100,000 due on June 1, 2018 and a principal payment of $280,823 due on April 30, 2020. Payment are based on a 60-month repayment schedule. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under the Note or the Pledge and Escrow Agreement; or (ii) mutual agreement between the Borrower and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, Premium, if applicable, and any other sums due and payable hereunder (such total amount, the “Conversion Amount”) into shares of Common Stock (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) a conversion price of $1.50 per share of Common Stock, which price shall be indicated in the conversion notice (the denominator) (the “Conversion Price”). The Holder shall submit a Conversion Notice indicating the Conversion Amount, the number of Conversion Shares issuable upon such conversion, and where the Conversion Shares should be delivered. The promissory note is secured by a Pledge and Escrow Agreement, whereby T3 agreed to pledge 51% of the securities owned in its Florida operations, T3 Communications, Inc., until the principal payment is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was $19,267 and was recognized as a discount on the promissory note. The Company amortized $2,950 as interest expense during the six months ended January 31, 2020. The total unamortized discount as of January 31, 2020 and July 31, 2019 were $4,347 and $7,297, respectively. In addition, during the six months ended January 31, 2020, the Company paid $38,860 of the principal outstanding balance. The total principal outstanding as of January 31, 2020 and July 31, 2019 were $294,125 and $332,985, respectively. One of the note holders also serves as President, CEO and Board Member of T3 Communications, Inc., the Florida entity that is one of our operating subsidiaries.

On May 1, 2018, T3 entered into a secured promissory note for $275,000 with an effective annual interest rate of 0% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by T3 in its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $26,543 and was recognized as a discount on the promissory note, the company amortized $3,362 as interest expense during the six months ended January 31, 2020. The total unamortized discount as of January 31, 2020 and July 31, 2019 were $13,325 and $16,687, respectively. During the six months ended January 31, 2020, the Company paid $27,930, of the principal balance. The total principal outstanding as of January 31, 2020 and July 31, 2019 were $181,802 and $209,732, respectively. The note holder also serves as Board Member of T3 Communications, Inc., the Florida entity that is one of our operating subsidiaries.

Convertible debt non-derivative

In March 2018, the Company entered into two (2) Promissory Notes (the “Notes”) for $250,000 each, bearing interest at a rate of 12% per annum. The Notes have a maturity date of September 15, 2018, provided, however, the Company shall have the right to request that the maturity date to be extended by one (1) additional period of ninety (90) days, until December 14, 2018. The Notes are payable every month, commencing April 15, 2018, in monthly payments of interest only and a single payment of the principal amount outstanding plus accrued interest on September 15, 2018. The Company agreed to repay the Notes from the proceeds from the Company’s current private placement. As proceeds from the Private Placement are received, the Company shall direct all funds to the Note Holders until the principal amount outstanding and accrued interest are paid in full. In addition, on March 15, 2018, the Company entered into a Note Conversion Agreement (the “Agreement”) with the Note holders, whereby, the holders may elect to convert up to 50% of the principal amount outstanding on the Notes into Common Stock of Digerati at any time after 90 days of funding the Notes. The Conversion Price shall be the greater of: (i) the Variable Conversion Price (as defined herein) or (ii) the Fixed Conversion Price (as defined herein). The “Variable Conversion Price” shall be equal to the average closing price for Digerati’s Common Stock (the “Shares”) for the ten (10) Trading Day period immediately preceding the Conversion Date. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The “Fixed Conversion Price” shall mean $0.50. In conjunction with the notes, the Company issued 300,000 warrants, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $126,538 and was recognized as a discount on the promissory notes. The Company amortized the total discount of $126,433 during the years ended July 31, 2019 and 2018. Additionally, during the year ended July 31, 2019 the Company issued 375,000 shares of common stock for payment of $60,000 in accrued interest for the notes. On December 27, 2018, the Company entered into an Amendment to the Loan Agreements, under the amendments the note holders agreed to extend the maturity date until September 14, 2019. In addition, as part of the amendment, the Company agreed to modify the “Fixed Conversion Price” to $0.35, all other terms under the Promissory Notes remained the same. We accounted for the extensions to the Notes as debt modifications and not extinguishment of debt since the changes in fair value are not substantial in accordance with ASC 470-50. Subsequently, on October 7, 2019, the holders agreed to extend the maturity date until March 30, 2020. In addition, as part of the amendments, the Company agreed to issue 400,000 shares of common stock. Under a Black-Scholes valuation the relative fair market value of the shares of common at time of issuance was approximately $40,000 and was recognized as a discount on the promissory notes. The Company amortized the total discount of $33,335 during the six months ended January 31, 2020. The total unamortized discount as of January 31, 2020 and July 31, 2019 were $6,665 and $0, respectively. In addition, in November 2019, the Company issued 110,830 shares of common stock for payment of $7,500 in accrued interest. The total principal outstanding balance as of January 31, 2020 and July 31, 2019 was $500,000.

On June 19, 2018, the Company entered into various Promissory Notes (the “Notes”) for $272,000, bearing interest at a rate of 10% per annum, with an initial maturity date of April 10, 2019. In conjunction with the Notes, the Company issued 255,000 warrants under the promissory notes, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $118,400 and was recognized as a discount on the promissory notes. The Company amortized $109,552 and $8,848 as a non-cash interest during the years ended July 31, 2019 and 2018, respectively. The total unamortized discount as of July 31, 2019 and 2018 were $0 and $109,552, respectively. On March 29, 2019, the Company entered into a First Amendment to the Promissory Notes, under the amendments the note holders agreed to extend the maturity date until June 30, 2019. In addition, as part of the amendments, the Company agreed to issue 85,000 shares of common stock. The shares were recorded as debt discount of $17,425 and amortized over the remaining term of the notes. The Company amortized $17,425 as a non-cash interest during the years ended July 31, 2019. On June 30, 2019, the Company entered into a Second Amendment to the Promissory Notes, under the amendments the note holders agreed to extend the maturity date until November 30, 2019. In addition, as part of the amendments, the Company agreed to issue 85,000 shares of common stock. The shares were recorded as debt discount of $14,450 and amortized over the remaining term of the notes. The Company amortized $11,560 as a non-cash interest during the six months ended January 31, 2020. The total unamortized discount as January 31, 2020 and July 31, 2019 for the issuance of the second amendment shares were $0 and $11,560, respectively. In November 2019 and February 2020, the holders agreed to extend the maturity date of the notes until April 30, 2020. In addition, as part of the amendments, the Company agreed to issue 80,000 shares of common stock. The shares were recorded as debt discount of $3,200 and amortized during the six months ending January 31, 2020. In addition, in November 2019, the Company issued 172,055 shares of common stock for payment of $6,882 in accrued interest. The total principal outstanding balance as of January 31, 2020 and July 31, 2019 was $272,000.

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

During the period ended July 31, 2019, the Company amortized $80,000 of the debt discount as interest expense related to the convertible debenture. The total unamortized discount as of January 31, 2020 and July 31, 2019 was $0. The total principal outstanding balance as of January 31, 2020 and July 31, 2019 was $0.

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

During the six months ended January 31, 2020, the Company amortized $29,214 of the debt discount as interest expense. The total unamortized discount as January 31, 2020 and July 31, 2019, were $0 and $29,214. The total principal outstanding balance as of January 31, 2020 and July 31, 2019 were $0 and $50,000, respectively.

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

On November 19, 2019, the Company issued 537,635 shares of common stock for the conversion of $13,000 of the principal outstanding and $500 in fees under one of the convertible notes.

On January 8, 2020, the Company issued 785,760 shares of common stock for the conversion of $5,000 of the principal outstanding, $500 in fees and accrued interest of $8,408 under one of the convertible notes.

The total unamortized discount on the Notes as of January 31, 2020 and July 31, 2019 were $0 and $29,765, respectively. The total principal balance outstanding as of January 31, 2020 and July 31, 2019, were $0 and $98,250. The Company amortized $29,765 of debt discount as interest expense during the six months ended January 31, 2020.

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

On December 16, 2019, the Company issued 520,833 shares of common stock for the conversion of $9,500 of the principal outstanding and $500 in fees under one of the convertible notes.

On December 31, 2019, the Company issued 517,598 shares of common stock for the conversion of $9,500 of the principal outstanding and $500 in fees under one of the convertible notes.

On January 16, 2020, the Company issued 705,128 shares of common stock for the conversion of $10,500 of the principal outstanding and $500 in fees under one of the convertible notes.

On January 28, 2020, the Company issued 956,226 shares of common stock for the conversion of $9,250 of the principal outstanding, $500 in fees and accrued interest of $3,962 under one of the convertible notes.

The total unamortized discount on the Notes as of January 31, 2020 and July 31, 2019 were $0 and $29,166, respectively. The total principal balance outstanding as of January 31, 2020 and July 31, 2019, were $0 and $57,750. The Company amortized $29,166 of debt discount as interest expense during the six months ended January 31, 2020.

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

On November 14, 2019, the Company issued 301,697 shares of common stock for the conversion of $7,500 of the principal outstanding, $500 in fees and accrued interest of $146 under one of the convertible notes.

On November 26, 2019, the Company issued 447,917 shares of common stock for the conversion of $8,000 of the principal outstanding, $500 in fees and accrued interest of $100 under one of the convertible notes.

On December 24, 2019, the Company issued 444,672 shares of common stock for the conversion of $8,000 of the principal outstanding, $500 in fees and accrued interest of $171 under one of the convertible notes.

On January 13, 2020, the Company issued 549,858 shares of common stock for the conversion of $8,000 of the principal outstanding, $500 in fees and accrued interest of $78 under one of the convertible notes.

On January 28, 2020, the Company issued 474,891 shares of common stock for the conversion of $6,000 of the principal outstanding, $500 in fees and accrued interest of $25 under one of the convertible notes.

The total unamortized discount on the Notes as of January 31, 2020 and July 31, 2019 were $0 and $26,668, respectively. The total principal balance outstanding as of January 31, 2020 and July 31, 2019, were $0 and $44,000. The Company amortized $26,668 of debt discount as interest expense during the six months ended January 31, 2020.

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

On January 9, 2020, the Company issued 200,000 shares of common stock for the conversion of $1,328 of the principal outstanding and accrued interest of $2,212 under one of the convertible notes.

On January 10, 2020, the Company assigned $145,297 of the principal outstanding on one of the convertible notes and accrued interest of $23,163. The total assignment was for $168,460.

On January 22, 2020, the Company assigned $146,625 of the principal outstanding on one of the convertible notes and accrued interest of $33,375. The total assignment was for $180,000.

The total unamortized discount on the Notes as of January 31, 2020 and July 31, 2019 were $55,663 and $449,332, respectively. The total principal balance outstanding as of January 31, 2020 and July 31, 2019 were $286,625 and $579,875, respectively. The Company amortized $393,669 of debt discount as interest expense during the six months ended January 31, 2020.

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

The total unamortized discount on the Note as of January 31, 2020 was $0. The total principal balance outstanding as of January 31, 2020 was $0. The Company amortized $10,823 of debt discount as interest expense during the six months ended January 31, 2020.

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

The total unamortized discount on the Note as of January 31, 2020 was $37,780. The total principal balance outstanding as of January 31, 2020 was $93,500. The Company amortized $47,220 of debt discount as interest expense during the six months ended January 31, 2020.

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

On January 10, 2020, the Company assigned $35,750 of the principal outstanding on one of the convertible notes and accrued interest of $5,790. The total assignment was for $41,540.

The total unamortized discount on the Note as of January 31, 2020 was $18,056. The total principal balance outstanding as of January 31, 2020 was $35,750. The Company amortized $46,944 of debt discount as interest expense during the six months ended January 31, 2020.

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

Pursuant to the terms of the SPAs, for so long as any of the Investors owns any shares of Common Stock issued upon conversion of a Note (the “Conversion Shares”), the Company covenants to secure and maintain the listing of such shares of Common Stock. The Company is also subject to certain customary negative covenants under the Notes and the SPAs, including but not limited to the requirement to maintain its corporate existence and assets, subject to certain exceptions, and not to make any offers or sales of any security under circumstances that would require registration of or stockholder approval for the Notes or the Conversion Shares

Convertible Promissory Note Assignments – January 2020

On January 10, 2020, the Company entered into an Assignment Agreement whereby Armada Investment Fund LLC (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $145,296 and $35,750, representing the outstanding principal balance on the Convertible Promissory Notes dated July 11, 2019 and October 18, 2019, respectively, plus a redemption of $28,954. The new notes are is in the aggregate principal amount of $210,000, annual interest rate of 3% and a maturity date of January 10, 2021.

On January 22, 2020, the Company entered into an Assignment Agreement whereby BHP Capital NY Inc. (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $146,625, representing the outstanding principal balance on the Convertible Promissory Note dated July 11, 2019, plus a redemption of $33,375. The new note is in the aggregate principal amount of $180,000, annual interest rate of 3% and a maturity date of January 22, 2021.

The Company analyzed the Notes for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of the assignment, the Company recognized derivative liability for the new convertible notes of $533,972, of which $390,000 was recorded as debt discount and will be amortized during the term of the Notes, and $143,972 was recorded as day 1 derivative loss.

On January 22, 2020, the Company issued 1,698,717 shares of common stock for the conversion of $25,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

The total unamortized discount on the Notes as of January 31, 2020 was $348,194 the total principal balance outstanding as of January 31, 2020 was $365,0000. The Company amortized $41,806 of debt discount as interest expense during the six months ended January 31, 2020.

Other Terms to the Convertible Promissory Notes and Note Assignments – January 2020

Notes shall bear interest at a rate of three (3%) per annum (the “Interest Rate”), which interest shall be paid by the Company to each Investor in shares of Common Stock at any time an Investor sends a notice of conversion to the Company. Each of the Investors is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the Note into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock equal to (i) the lowest trading price of the Common Stock (as defined in the Note) as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding the issuance date of each Note; or (ii) 60% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion (the “Variable Conversion Price”). The Variable Conversion Price may further be adjusted in connection with the terms of the Notes.

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

Pursuant to the terms of the Notes, for so long as any of the Investors owns any shares of Common Stock issued upon conversion of a Note (the “Conversion Shares”), the Company covenants to secure and maintain the listing of such shares of Common Stock. The Company is also subject to certain customary negative covenants under the Notes, including but not limited to the requirement to maintain its corporate existence and assets, subject to certain exceptions, and not to make any offers or sales of any security under circumstances that would require registration of or stockholder approval for the Notes or the Conversion Shares.

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

Our derivative liabilities as of January 31, 2020 and July 31, 2019 and 2018 of $763,969 and $927,171, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

		Fair value measurements at reporting date using:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical liabilities	observable inputs	unobservable inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes derivative liability at July 31, 2019	$927,171	-	-	$927,171
Convertible promissory notes derivative liability at January 31, 2020	$763,969	-	-	$763,969

The fair market value of all derivatives during the six months ended January 31, 2020 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	83.28% - 268.02%
Risk-free interest rate	1.52% -2.67%
Expected term	0.01 - 3.00 years

Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2019	$927,171
Derivative from new convertible promissory notes recorded as debt discount	540,000
Derivative liability resolved to additional paid in capital due to debt conversion	(385,468)
Derivative gain	(317,734)
Balance at January 31, 2020	$763,969

NOTE 7 – EQUITY

During the six months ended January 31, 2020, the Company issued the following shares of common stock:

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

On November 14, 2019, the Company issued 301,697 shares of common stock for the conversion of $7,500 of the principal outstanding, $500 in fees and accrued interest of $146 under one of the convertible notes.

On November 15, 2019, the Company issued 398,247 shares of common stock for the conversion of $9,500 of the principal outstanding and $500 in fees under one of the convertible notes.

On November 19, 2019, the Company issued 537,635 shares of common stock for the conversion of $13,000 of the principal outstanding and $500 in fees under one of the convertible notes.

On November 26, 2019, the Company issued 447,917 shares of common stock for the conversion of $8,000 of the principal outstanding, $500 in fees and accrued interest of $100 under one of the convertible notes.

In November 2019, in conjunction of various note extension agreements, the Company issued 80,000 shares of common stock with a fair market value $3,200.

In November 2019, the Company issued 282,885 shares of common stock for payment of $14,382 in accrued interest.

In November 2019, the Company issued 86,667 shares of common stock in conjunction to the conversion of 25,000 shares of the Series A Convertible Preferred stock and $1,189 in accrued dividends.

On December 10, 2019, the Company issued 400,000 shares of common stock with a fair market value of $15,240 for compensation on an agreement for professional services.

On December 16, 2019, the Company issued 520,833 shares of common stock for the conversion of $9,500 of the principal outstanding and $500 in fees under one of the convertible notes.

On December 24, 2019, the Company issued 444,672 shares of common stock for the conversion of $8,000 of the principal outstanding, $500 in fees and accrued interest of $171 under one of the convertible notes.

On December 31, 2019, the Company issued 517,598 shares of common stock for the conversion of $9,500 of the principal outstanding and $500 in fees under one of the convertible notes.

On January 8, 2020, the Company issued 785,760 shares of common stock for the conversion of $5,000 of the principal outstanding, $500 in fees and accrued interest of $8,408 under one of the convertible notes.

On January 9, 2020, the Company issued 200,000 shares of common stock for the conversion of $1,328 of the principal outstanding and accrued interest of $2,212 under one of the convertible notes.

On January 13, 2020, the Company issued 549,858 shares of common stock for the conversion of $8,000 of the principal outstanding, $500 in fees and accrued interest of $78 under one of the convertible notes.

On January 16, 2020, the Company issued 705,128 shares of common stock for the conversion of $10,500 of the principal outstanding and $500 in fees under one of the convertible notes.

On January 22, 2020, the Company issued 1,698,717 shares of common stock for the conversion of $25,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On January 28, 2020, the Company issued 474,891 shares of common stock for the conversion of $6,000 of the principal outstanding, $500 in fees and accrued interest of $25 under one of the convertible notes.

On January 28, 2020, the Company issued 956,226 shares of common stock for the conversion of $9,250 of the principal outstanding, $500 in fees and accrued interest of $3,962 under one of the convertible notes.

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

On November 14, 2018, the Company secured $75,000 from an investor under a Securities Purchase Agreement and issued 258,621 shares of its common stock at a price of $0.29.

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

The Company has not entered into any sale and leaseback transactions during the six-month period ended January 31, 2020.

The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning August 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized at August 1, 2019 and January 31, 2020 for operating leases are as follows:

ROU Asset	August 1, 2019	$372,651
Amortization		$(124,667)
ROU Asset	January 31, 2020	$247,984

Lease Liability	August 1, 2019	$372,651
Amortization		$(124,667)
Lease Liability	January 31, 2020	$247,984

Lease Liability	Short term	$129,227
Lease Liability	Long term	$118,757
Lease Liability	Total:	$247,984

For the six-months ended January 31, 2020 amortization of assets was $124,667.

For the six-months ended January 31, 2020 amortization of liabilities was $124,667.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of January 31, 2020:

Operating
Amounts due within 12 months of January 31,	Lease

2020	$151,023
2021	66,532
2022	43,792
2023	-
2024	-
Total minimum lease payments	$261,347
Less: effect of discounting	(13,363)
Present Value of future minimum lease payments	$247,984
Less: current obligation under leases	(129,227)
Long-term lease obligation	$118,757

NOTE 9 – SUBSEQUENT EVENTS

Equity Issuance

On February 4, 2020, the Company issued 2,054,263 shares of common stock for the conversion of $25,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On February 15, 2020, the Company issued 200,000 shares of common stock as a principal payment on a note for $10,000.

On February 19, 2020, the Company issued 110,027 shares of common stock for payment of accrued interest and a fair market value of $4,401.

On February 19, 2020, in conjunction with various note extension agreements, the Company issued 260,000 shares of common stock with a fair market value of $6,890.

On February 20, 2020, in conjunction with a note extension agreement, the Company issued 40,000 shares of common stock with a fair market value of $800.

On February 24, 2020 the Company issued 11,509,020 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $233,633 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

On March 3, 2020, the Company issued 2,500,000 shares of common stock for the conversion of $15,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

Promissory Notes – February 2020

On February 26, 2020, the Company entered into a promissory note for $30,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020.

On February 27, 2020, the Company entered into a promissory note for $70,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020. One of the note holders also serves as President, CEO and Board Member of T3 Communications, Inc., the Florida entity that is one of our operating subsidiaries.

Convertible Promissory Note – February 2020

On February 13, 2020, the Company entered into a convertible promissory note (the “Note”). The note is in the aggregate principal amount of $33,500 and a maturity date of February 13, 2021. After payment of transaction-related expenses of $3,500, net proceeds to the Company from the Note totaled $30,000. The Company recorded these discounts and cost of $3,500 as a discount to the Note and fully amortized as interest expense during the period.

The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $52,628, of which $30,000 was recorded as debt discount and will be amortized during the term of the Note, and $22,628 was recorded as day 1 derivative loss.

Other Terms to the Convertible Promissory Note – February 2020

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three and six months ended January 31, 2020 and 2019. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019 filed with the Securities and Exchange Commission on October 28, 2019. For purposes of the following discussion, fiscal 2020 or 2020 refers to the year ended July 31, 2020 and fiscal 2019 or 2019 refers to the year ended July 31, 2019.

Overview

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” “Company” or “Digerati”), through its operating subsidiaries in Texas and Florida, Shift8 Networks, Inc., dba, T3 Communications (“T3”) and T3 Communications, Inc. (“T3”), respectively, provides cloud services specializing in Unified Communications as a Service (“UCaaS”) solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband and cloud WAN solutions (SD WAN). Our services are designed to provide enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted IP/PBX, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™.

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

Recent Activity

In September 2019, the Company entered into a definitive agreement to acquire Nexogy, Inc. (“Nexogy”), a leading provider in South Florida of UCaaS and managed services, offering a portfolio of cloud-based solutions to the high-growth SMB market.  In February 2020, after meeting the required public notice period pursuant to section 214 of the Communications Act of 1934, the Company secured FCC approval for the acquisition of Nexogy. In addition, in February 2020 the Company entered into a Letter of Intent (LOI) for another acquisition. The Company is expecting to simultaneously close both of the transactions during the third quarter of FY 2020 (on or before April 30, 2020), subject to finalizing debt financing for the transactions that were previously committed by an established and traditional lending source.

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

Results of Operations

Three Months ended January 31, 2020 Compared to Three Months ended January 31, 2019

Cloud Software and Service Revenue. Cloud software and service revenue increased by $71,000, or 5% from the three months ended January 31, 2019 to the three months ended January 31, 2020. The increase in revenue between periods is primarily attributed to the increase in total customers between periods. Our total number of customers increased from 673 for the three months ended January 31, 2019 to 705 customers for the three months ended January 31, 2020. Additionally, our average monthly revenue per customer decreased from $742 for the three months ended January 31, 2019 to $731 for the three months ended January 31, 2020.

Cost of Services (exclusive of depreciation and amortization). The cost of services decreased by $19,000, or 2%, from the three months ended January 31, 2019 to the three months ended January 31, 2020. The decrease in cost of services between periods is primarily attributed to the reduction of one of our colocation sites, whereby we consolidated multiple servers and consolidated to a nationwide provider. As a result of the cost reductions, our consolidated gross margin increased by $90,000 from the quarter ended January 31, 2019 to the quarter ended January 31, 2020.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $104,000, or 15%, from the three months ended January 31, 2019 to the three months ended January 31, 2020. The increase in SG&A is attributed to the addition of a few sales partners, customer care and technical support partners.

Stock Compensation expense. Stock compensation expense increased by $81,000, from the three months ended January 31, 2019 to the three months ended January 31, 2020. The increase between periods is attributed to the recognition of stock option expense of $110,000 recognized during the three months ended January 31, 2020 associated with the stock options with multiple vesting periods that were awarded to various employees during FY2018, FY2019 and FY2020. The Company also recognized $198,000 in stock compensation for stock issued in lieu of cash payments to the Management team during the three months ended January 31, 2020.

Legal and professional fees. Legal and professional fees increased by $122,000, from three months ended January 31, 2019 to the three months ended January 31, 2020. The increase between periods is attributed to the recognition during FY 2020 of $15,000 in professional expenses incurred related to investor relations services, the recognition of $50,000 in professional fees related to the due-diligence on target acquisitions and the recognition of $92,000 on professional fees related to mediation with two former employee.

Bad debt. Bad debt was $1,000 for the three months ended January 31, 2020; this was recognized for accounts that were deemed uncollectable.

Depreciation and amortization. Depreciation and amortization decreased by $15,000, from the three months ended January 31, 2019 to the three months ended January 31, 2020, mainly due to the decrease in depreciation expense related to assets that reached their expected useful life.

Operating loss. The Company reported an operating loss of $699,000 for the three months ended January 31, 2020 compared to an operating loss of $496,000 for the three months ended January 31, 2019. The increase in operating loss between periods is primarily due to the increase of $104,000 in SG&A, the increase of $81,000 in stock compensation expense and the increase of $122,000 in legal and professional fees. The increases were slightly offset by the improvement of $89,000 in gross margin between periods.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments improved by $2,141,000 from three months ended January 31, 2019 to the three months ended January 31, 2020. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized an improvement between periods.

Income tax benefit (expense). During the three months ended January 31, 2020, the Company recognized an income tax expense of $7,000. During the three months ended January 31, 2019, the Company recognized an income tax expense of $14,000.

Interest expense. Interest income (expense) improved by $84,000 from the three months ended January 31, 2019 to the three months ended January 31, 2020. The Company recognized non-cash interest / accretion expense of $402,000 related to the adjustment to the present value of various convertible notes and debentures. Additionally, the Company recognized $136,000 in interest expense for cash interest payments on various promissory notes, accrual of $16,000 for interest expense for various promissory notes, interest paid in shares of common stock for $23,000 and interest income of $3,400.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the three months ended January 31, 2020 was $501,000 compared to a net loss for the three months ended January 31, 2019 of $2,530,000. The increase in net loss including noncontrolling interest between periods is primarily due to the increase of $104,000 in SG&A, the increase of $81,000 in stock compensation expense and the increase of $122,000 in legal and professional fees. The increases were slightly offset by the improvement of $90,000 in gross margin between periods and the improvement of $2,233,000 in other income and expense.

Net income attributable to the noncontrolling interest. During the three months ended January 31, 2020, the consolidated entity recognized net income in noncontrolling interest of $44,000. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the three months ended January 31, 2020 was $457,000 compared to a net loss for the three months ended January 31, 2019 of $2,499,000.

Six Months ended January 31, 2020 Compared to Six Months ended January 31, 2019

Cloud Software and Service Revenue. Cloud software and service revenue increased by $138,000, or 5% from the six months ended January 31, 2019 to the six months ended January 31, 2020. The increase in revenue between periods is primarily attributed to the increase in total customers between periods. Our total number of customers increased from 673 for the six months ended January 31, 2019 to 705 customers for the six months ended January 31, 2020. Additionally, our average monthly revenue per customer decreased from $754 for the six months ended January 31, 2019 to $742 for the six months ended January 31, 2020.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $27,000, or 2%, from the six months ended January 31, 2019 to the six months ended January 31, 2020. The increase in cost of services between periods is primarily attributed to the additional costs arising from the acquired customers. Although our consolidated cost of services increased between periods, our consolidated gross margin increased by $111,000 between periods. The increase in gross margin between periods is attributed to a higher concentration of enterprise customers revenue, which generate a higher margin than services provided via resellers.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $108,000, or 8%, from the six months ended January 31, 2019 to the six months ended January 31, 2020. The increase in SG&A is attributed to the addition to our team of a few sales members, customer care and technical support members.

Stock Compensation expense. Stock compensation expense increased by $382,000, from the six months ended January 31, 2019 to the six months ended January 31, 2020. The increase between periods is attributed to the recognition of stock option expense of $252,000 recognized during the six months ended January 31, 2020 associated with the stock options with multiple vesting periods that were awarded to various employees during FY2018, FY2019 and FY2020. The Company also recognized $568,000 in stock compensation for stock issued in lieu of cash payments to the Management team during the six months ended January 31, 2020.

Legal and professional fees. Legal and professional fees increased by $100,000, from six months ended January 31, 2019 to the six months ended January 31, 2020. The increase between periods is attributed to the recognition during FY 2020 of $30,000 in professional expenses incurred related to investor relations services, the recognition of $50,000 in professional fees related to the due-diligence on target acquisitions and the recognition of $92,000 on professional fees related to mediation with two former employee.

Bad debt. Bad debt was $1,000 for the six months ended January 31, 2020; this was recognized for accounts that were deemed uncollectable.

Depreciation and amortization. Depreciation and amortization decreased by $22,000, from the six months ended January 31, 2019 to the six months ended January 31, 2020, mainly due to decrease in depreciation expense related to assets that reached their expected useful life.

Operating loss. The Company reported an operating loss of $1,370,000 for the six months ended January 31, 2020 compared to an operating loss of $909,000 for the six months ended January 31, 2019. The increase in operating loss between periods is primarily due to the increase of $108,000 in SG&A, the increase of $382,000 in stock compensation expense and the increase of $100,000 in legal and professional fees. The increases were slightly offset by the improvement of $111,000 in gross margin between periods.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments improved by $1,815,000 from the six months ended January 31, 2019 to the six months ended January 31, 2020. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized an improvement between periods.

Income tax benefit (expense). During the six months ended January 31, 2020, the Company recognized an income tax expense of $32,000. During the six months ended January 31, 2019, the Company recognized an income tax benefit of $27,000.

Interest expense. Interest income (expense) decreased by $36,000 from the six months ended January 31, 2019 to the six months ended January 31, 2020. The Company recognized non-cash interest / accretion expense of $729,000 related to the adjustment to the present value of various convertible notes and debentures. Additionally, the Company recognized $202,000 in interest expense for cash interest payments on various promissory notes, $27,000 of interest paid in stock for various promissory notes, accrual of $51,000 for interest expense for various promissory notes and interest income of $8,000.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the six months ended January 31, 2020 was $2,022,000 compared to a net loss for the six months ended January 31, 2019 of $3,471,000. The increase in net loss including noncontrolling interest between periods is primarily due to the increase of $108,000 in SG&A, the increase of $382,000 in stock compensation expense and the increase of $100,000 in legal and professional fees. The increases were slightly offset by the improvement of $111,000 in gross margin between periods and the improvement of $1,910,000 in other income and expense.

Net income attributable to the noncontrolling interest. During the six months ended January 31, 2020, the consolidated entity recognized net income in noncontrolling interest of $57,000. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the six months ended January 31, 2020 was $1,965,000 compared to a net loss for the three months ended January 31, 2019 of $3,413,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $376,000 as of January 31, 2020. Net cash consumed by operating activities during the six months ended January 31, 2020 was approximately $12,000, primarily as a result of operating expenses, that included $834,000 in stock compensation and warrant expense, amortization of debt discount of $713,000, gain on derivative liability of $318,000 depreciation and amortization expense of $316,000. Additionally, we had an increase of $63,000 in accounts payable, increase in accrued expenses of $301,000, decrease in accounts receivables of $24,000, decrease in deferred income of $69,000, a decrease in prepaid expenses and other current assets of $7,000

Cash used in investing activities during the six months ended January 31, 2020 was $34,000 for the purchase of equipment.

Cash provided by financing activities during the six months ended January 31, 2020 was $16,000. The Company secured $150,000 from convertible notes, net of issuance costs and discounts. The Company made principal payments of $67,000 on related party notes, $36,000 in principal payments on convertible notes and $31,000 in principal payments on equipment financing. Overall, our net operating, investing and financing activities during the six months ended January 31, 2020 consumed approximately $30,000 of our available cash.

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

Our current cash expenses are expected to be approximately $95,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of January 31, 2020, our total liabilities were approximately $7,247,000, which included $764,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations during Fiscal 2020. We used proceeds secured from convertible promissory notes to pay for operating expenses and we anticipate raising additional debt financing to meet our working capital needs.

Digerati’s consolidated financial statements for the six months ending January 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $87,285,000 and a working capital deficit of approximately $6,125,000 which raises doubt about Digerati’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended January 31, 2020, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

On November 14, 2019, the Company issued 301,697 shares of common stock for the conversion of $7,500 of the principal outstanding, $500 in fees and accrued interest of $146 under one of the convertible notes.

On November 15, 2019, the Company issued 398,247 shares of common stock for the conversion of $9,500 of the principal outstanding and $500 in fees under one of the convertible notes.

On November 19, 2019, the Company issued 537,635 shares of common stock for the conversion of $13,000 of the principal outstanding and $500 in fees under one of the convertible notes.

On November 26, 2019, the Company issued 447,917 shares of common stock for the conversion of $8,000 of the principal outstanding, $500 in fees and accrued interest of $100 under one of the convertible notes.

In November 2019, in conjunction of various note extension agreements, the Company issued 80,000 shares of common stock with a fair market value $3,200.

In November 2019, the Company issued 282,885 shares of common stock for payment of $14,382 in accrued interest.

In November 2019, the Company issued 86,667 shares of common stock in conjunction to the conversion of 25,000 shares of the Series A Convertible Preferred stock and $1,189 in accrued dividends.

On December 10, 2019, the Company issued 400,000 shares of common stock with a fair market value of $15,240 for compensation on an agreement for professional services.

On December 16, 2019, the Company issued 520,833 shares of common stock for the conversion of $9,500 of the principal outstanding and $500 in fees under one of the convertible notes.

On December 24, 2019, the Company issued 444,672 shares of common stock for the conversion of $8,000 of the principal outstanding, $500 in fees and accrued interest of $171 under one of the convertible notes.

On December 31, 2019, the Company issued 517,598 shares of common stock for the conversion of $9,500 of the principal outstanding and $500 in fees under one of the convertible notes.

On January 8, 2020, the Company issued 785,760 shares of common stock for the conversion of $5,000 of the principal outstanding, $500 in fees and accrued interest of $8,408 under one of the convertible notes.

On January 9, 2020, the Company issued 200,000 shares of common stock for the conversion of $1,328 of the principal outstanding and accrued interest of $2,212 under one of the convertible notes.

On January 13, 2020, the Company issued 549,858 shares of common stock for the conversion of $8,000 of the principal outstanding, $500 in fees and accrued interest of $78 under one of the convertible notes.

On January 16, 2020, the Company issued 705,128 shares of common stock for the conversion of $10,500 of the principal outstanding and $500 in fees under one of the convertible notes.

On January 22, 2020, the Company issued 1,698,717 shares of common stock for the conversion of $25,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On January 28, 2020, the Company issued 474,891 shares of common stock for the conversion of $6,000 of the principal outstanding, $500 in fees and accrued interest of $25 under one of the convertible notes.

On January 28, 2020, the Company issued 956,226 shares of common stock for the conversion of $9,250 of the principal outstanding, $500 in fees and accrued interest of $3,962 under one of the convertible notes.

On February 4, 2020, the Company issued 2,054,263 shares of common stock for the conversion of $25,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On February 15, 2020, the Company issued 200,000 shares of common stock as a principal payment on a note for $10,000.

On February 19, 2020, the Company issued 110,027 shares of common stock for payment of accrued interest and a fair market value of $4,401.

On February 19, 2020, in conjunction with various note extension agreements, the Company issued 260,000 shares of common stock with a fair market value of $6,890.

On February 20, 2020, in conjunction with a note extension agreement, the Company issued 40,000 shares of common stock with a fair market value of $800.

On February 24, 2020 the Company issued 11,509,020 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $233,633 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

On March 3, 2020, the Company issued 2,500,000 shares of common stock for the conversion of $15,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5.  Other Information.

None

Item 6. Exhibits

Exhibit Number	Exhibit Title

4.1	Convertible Promissory Note for $93,500 with Platinum Point Capital LLC dated August 30, 2019. (filed as Exhibit 4.13 to Form 10-K filed with the SEC on October 28, 2019).

4.2	Convertible Promissory Note for $35,750 with Jefferson Street Capital LLC dated October 18, 2019. (filed as Exhibit 4.15 to Form 10-K filed with the SEC on October 28, 2019).

4.3	Convertible Promissory Note for $35,750 with Armada Investment Fund LLC dated October 18, 2019. (filed as Exhibit 4.16 to Form 10-K filed with the SEC on October 28, 2019).

4.4*	Assignment Agreement between Armada Investment Fund LLC (the “Assignor”) and Platinum Point Capital LLC (the “Assignee”) dated January 10, 2020.

4.5*	Assignment Agreement between BHP Capital NY Inc. (the “Assignor”) and Platinum Point Capital LLC (the “Assignee”) dated January 20, 2020.

4.6*	Convertible Promissory Note for $180,000 with Platinum Point Capital LLC dated January 22, 2020.

4.7*	Amended and Restated Convertible Promissory Note for $161,296.59 with Platinum Point Capital LLC dated February 10, 2020.

4.8*	Amended and Restated Convertible Promissory Note for $51,203.41 with Platinum Point Capital LLC dated February 10, 2020.

4.9*	Convertible Promissory Note for $33,500 with Platinum Point Capital LLC dated February 13, 2020.

4.10*	Convertible Promissory Note for $30,000 with 3BRT Investments, LP dated February 26, 2020.

4.11*	Convertible Promissory Note for $70,000 with NexGen Integrated Communications, LLC dated February 27, 2020.

10.1	Securities Purchase Agreement for $93,500 with Platinum Point Capital LLC dated August 30, 2019. (filed as Exhibit 10.15 to Form 10-K filed with the SEC on October 28, 2019).

10.2	Securities Purchase Agreement for $35,750 with Armada Investment Fund LLC dated October 18, 2019. (filed as Exhibit 10.16 to Form 10-K filed with the SEC on October 28, 2019).

10.3	Securities Purchase Agreement for $35,750 with Jefferson Street Capital LLC dated October 18, 2019. (filed as Exhibit 10.17 to Form 10-K filed with the SEC on October 28, 2019).

10.4*	Securities Purchase Agreement for $33,500 with Platinum Point Capital LLC dated February 13, 2020.

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: March 6, 2020	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: March 6, 2020	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)