Form 10-Q
period 2020-04-30
Digerati Technologies, Inc.
filed 2020-06-09
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
88,344,144	Common Stock $0.001 par value	June 9, 2020

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2020

i

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2020 AND JULY 31, 2019 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2020 AND 2019 (UNAUDITED)

PAGE 3-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2020 AND 2019 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2020 AND 2019 (UNAUDITED)

PAGES 6-32	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	April 30,	July 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$445	$406
Accounts receivable, net	397	262
Prepaid and other current assets	176	107
Total current assets	1,018	775

LONG-TERM ASSETS:
Intangible assets, net	1,546	1,832
Goodwill, net	810	810
Property and equipment, net	456	579
Other assets	73	58
Investment in Itellum	185	185
Right-of-use asset	213	-
Total assets	$4,301	$4,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,516	$1,264
Accrued liabilities	1,813	1,493
Equipment financing	68	65
Convertible note payable, current, net $376 and $547, respectively	407	1,005
Note payable, current, related party, net of $0 and $7, respectively	131	383
Note payable, current, net $0 and $0, respectively	837	1,218
Deferred income	318	285
Derivative liability	1,099	927
Lease liability	114	-
Total current liabilities	6,303	6,640

LONG-TERM LIABILITIES:
Convertible debenture, net $0 and $29, respectively	-	21
Notes payable, related party, net $12 and $17, respectively	95	136
Note payable, net $0 and $0, respectively	693	-
Equipment financing	48	100
Lease liability	99	-
Total long-term liabilities	935	257

Total liabilities	7,238	6,897

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized
Series A Preferred stock, $0.001, 1,000,000 shares designated, 225,000 and 225,000 issued and outstanding, respectively	-	-
Series B Preferred stock, $0.001, 1,000,000 shares designated, 424,165 and 0 issued and outstanding, respectively	-	-
Common stock, $0.001, 150,000,000 shares authorized, 84,844,144 and 23,740,406 issued and outstanding, respectively (6,000,000 reserved in Treasury)	85	24
Additional paid in capital	85,762	82,972
Accumulated deficit	(88,392)	(85,320)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(2,544)	(2,323)
Noncontrolling interest	(393)	(335)
Total stockholders’ deficit	(2,937)	(2,658)
Total liabilities and stockholders’ deficit	$4,301	$4,239

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Cloud software and service revenue	$1,566	$1,485	$4,712	$4,493

Total operating revenues	1,566	1,485	4,712	4,493

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	764	770	2,343	2,322
Selling, general and administrative expense	1,047	1,220	3,357	3,040
Legal and professional fees	98	95	408	305
Bad debt	(19)	-	(19)	(3)
Depreciation and amortization expense	148	167	465	505
Total operating expenses	2,038	2,252	6,554	6,169

OPERATING LOSS	(472)	(767)	(1,842)	(1,676)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	(249)	903	69	(594)
Gain on settlement of debt	134	-	134	-
Income tax benefit (expense)	(10)	(10)	22	(37)
Interest expense	(511)	(376)	(1,513)	(1,414)
Total other income (expense)	(636)	517	(1,288)	(2,045)

NET LOSS INCLUDING NONCONTROLLING INTEREST	(1,108)	(250)	(3,130)	(3,721)

Less: Net loss attributable to the noncontrolling interests	1	29	58	87

NET LOSS ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	(1,107)	(221)	(3,072)	(3,634)

Deemed dividend on Series A Convertible preferred stock	-	(2)	-	(2)

NET LOSS ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(1,107)	$(223)	$(3,072)	$(3,636)

LOSS PER COMMON SHARE - BASIC	$(0.02)	$(0.01)	$(0.07)	$(0.24)

LOSS PER COMMON SHARE - DILUTED	$(0.02)	$(0.01)	$(0.07)	$(0.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	61,624,640	18,184,442	41,445,900	15,163,082

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	61,624,640	18,184,442	41,445,900	15,163,082

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended April 30, 2020

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
							Additional		Other
	Convertible Preferred				Common		Paid-in	Accumulated	Comprehensive	Stockholders	Noncontrolling
	A Shares	Par	B Shares	Par	Shares	Par	Capital	Deficit	Income	Deficit	Interest	Totals

BALANCE, July 31, 2019	225,000	-	-	-	23,740,406	$24	$82,972	$(85,320)	$1	$(2,323)	$(335)	$(2,658)
Stock issued for services, to employees	-	-	-	-	5,289,420	5	365	-	-	370	-	370
Amortization of employee stock options	-	-	-	-	-	-	141	-	-	141	-	141
Stock issued for convertible debt	-	-	-	-	3,782,881	4	153	-	-	157	-	157
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	240	-	-	240	-	240
Stock issued, extension of debt	-	-	-	-	400,000	-	40	-	-	40	-	40
Dividends declared	-	-	-	-	-	-	(8)	-	-	(8)	-	(8)
Net loss	-	-	-	-	-	-	-	(1,508)	-	(1,508)	(13)	(1,521)
BALANCE, October 31, 2019	225,000	-	-	-	33,212,707	$33	$83,903	$(86,828)	$1	$(2,891)	$(348)	$(3,239)
Stock issued for services, to employees	-	-			5,012,658	5	193	-	-	198	-	198
Amortization of employee stock options	-	-			-	-	110	-	-	110	-	110
Stock issued for services	-	-			400,000	1	15	-	-	16	-	16
Stock issued for convertible debt	-	-			8,539,179	9	144	-	-	153	-	153
Derivative liability resolved to APIC due to note conversion	-	-			-	-	145	-	-	145	-	145
Stock issued for accrued interest payments on debt	-	-			282,885	-	15	-	-	15	-	15
Stock issued, extension of debt	-	-			80,000	-	3	-	-	3	-	3
Stock issued for conversion of Series A convertible preferred stock	(25,000)				86,667	-	-	-	-	-	-	-
Dividends declared	-				-	-	(4)	-	-	(4)	-	(4)
Net loss	-				-	-	-	(457)	-	(457)	(44)	(501)
BALANCE, January 31, 2020	200,000	-	-	-	47,614,096	$48	$84,524	$(87,285)	$1	$(2,712)	$(392)	$(3,104)
Stock issued for services, to employees	-	-	-	-	11,509,022	12	222	-	-	234	-	234
Amortization of employee stock options	-	-	-	-	-	-	63	-	-	63	-	63
Preferred Stock Series A and warrants issued for AP settlement	25,000	-	-	-	-	-	25	-	-	25	-	25
Preferred Stock Series B issued for debt settlement	-	-	424,165	-	-	-	424	-	-	424	-	424
Stock issued for convertible debt	-	-	-	-	25,110,999	25	352	-	-	377	-	377
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	139	-	-	139	-	139
Stock issued for accrued interest payments on debt	-	-	-	-	110,027	-	4	-	-	4	-	4
Stock issued, extension of debt	-	-	-	-	300,000	-	7	-	-	7	-	7
Stock issued, settlement of debt	-	-	-	-	200,000	-	5	-	-	5	-	5
Dividends declared	-	-	-	-	-	-	(3)	-	-	(3)	-	(3)
Net loss	-	-	-	-	-	-	-	(1,107)	-	(1,107)	(1)	(1,108)
BALANCE, April 30, 2020	225,000	-	424,165	-	84,844,144	$85	$85,762	$(88,392)	$1	$(2,544)	$(393)	$(2,937)

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Nine-Month Period Ended April 30, 2019

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Convertible				Additional			Other
	Preferred		Common		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Shares	Par	Capital	Receivable	Deficit	Income	Equity	Interest	Totals
BALANCE, July 31, 2018	-		12,775,143	$13	$79,993	$-	$(80,800)	$1	$(793)	$(207)	$(1,000)
Amortization of employee stock options	-		-	-	95	-	-	-	95	-	95
Stock issued for AP settlement	-		21,672	-	6	-	-	-	6	-	6
Stock issued for cash	-	-	80,000	-	47	-	-	-	47	-	47
Stock issued, for debt	-		240,000	-	36	-	-	-	36	-	36
Value of warrants issued	-		-	-	79	-	-	-	79	-	79
Net loss	-		-	-	-	-	(914)	-	(914)	(27)	(941)
BALANCE, October 31, 2018	-	-	13,116,815	$13	$80,256	-	$(81,714)	$1	$(1,444)	$(234)	$(1,678)
Amortization of employee stock options	-		-	-	41	-	-	-	41	-	41
Stock issued for services, to employees	-		635,156	1	113	-	-	-	114	-	114
Stock issued for services	-		200,000	-	70	-	-	-	70	-	70
Stock issued for AP settlement	-		56,327	-	18	-	-	-	18	-	18
Stock issued for cash	-	-	258,621	-	75	-	-	-	75	-	75
Stock issued, for debt	-		28,000	-	-	-	-	-	-	-	-
Stock issued for convertible debt	-		1,642,020	2	225	-	-	-	227	-	227
Stock issued, extension of debt	-		105,000	-	24	-	-	-	24	-	24
Value of warrants issued	-		-	-	16	-	-	-	16	-	16
Net loss	-		-	-	-	-	(2,499)	-	(2,499)	(31)	(2,530)
BALANCE, January 31, 2019	-	-	16,041,939	$16	$80,838	-	$(84,213)	$1	$(3,358)	$(265)	$(3,623)
Amortization of employee stock options	-		-	-	153	-	-	-	153	-	153
Stock issued for services	-		725,000	1	178	-	-	-	179	-	179
Stock issued for AP settlement	-		60,715	-	13	-	-	-	13	-	13
Stock issued for cash	-	-	600,000	1	149	-	-	-	150	-	150
Preferred stock issued for cash	50,000	-	-	-	50	-	-	-	50	-	50
Stock issued for convertible debt	-		1,288,777	1	360	-	-	-	361	-	361
Stock issued, extension of debt	-		85,000	-	16	-	-	-	16	-	16
Stock issued, exercise of warrants	-		75,000	-	7	-	-	-	7	-	7
Beneficial conversion feature on convertible preferred stock	-		-	-	2		-	-	2	-	2
Deemed dividend on Series A Convertible preferred stock	-		-	-	(2)		-	-	(2)	-	(2)
Net loss	-		-	-	-	-	(221)	-	(221)	(29)	(250)
BALANCE, April 30, 2019	50,000	-	18,876,431	$19	$81,764	-	$(84,434)	$1	$(2,650)	$(294)	$(2,944)

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended April 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,130)	$(3,721)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	465	505
Stock compensation and warrant expense	1,132	716
Bad debt recovery	(18)	(3)
Loss on AP settled with stock	-	5
Interest expense from stock issued for debt extension	-	24
Amortization of ROU - operating	159	-
Amortization of debt discount	1,046	959
Loss (Gain) on derivative liabilities	(69)	594
Gain settlement of debt	(134)	-
Changes in operating assets and liabilities:
Accounts receivable	(116)	(13)
Escrow deposit related to acquisition	-	(55)
Prepaid expenses and other current assets	18	45
Right of use operating lease liability	(159)	-
Accounts payable	277	54
Accrued expenses	532	539
Deferred income	33	52
Net cash provided by (used in) operating activities	36	(299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(57)	(43)
Cash paid for escrow deposit related to acquisition	(102)	-
Net cash used in investing activities	(159)	(43)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock and warrants	-	322
Borrowings from convertible debt, net of original issuance cost and discounts	195	509
Borrowings from related party note, net	70	25
Borrowings from 3rd party promissory notes, net	322	100
Principal payments on convertible notes, net	-	(301)
Principal payments on related party notes, net	(376)	(94)
Principal payments on 3rd party promissory notes, net	-	(125)
Principal payment on equipment financing	(49)	(22)
Net cash provided by financing activities	162	414

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39	72
CASH AND CASH EQUIVALENTS, beginning of period	406	388

CASH AND CASH EQUIVALENTS, end of period	$445	$460

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$323	$355
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from warrants issued with debt	$-	$38
Debt discount from common stock issued with debt	$-	$36
Debt discount from derivative liabilities	$765	$509
Debt from assignment of accrued interest	$99
Capitalization of ROU assets and liabilities - operating	$372	$-
Preferred Stock Series A and warrants issued for AP settlement	$25	$-
Preferred Stock Series B issued for debt conversion and settlement	$424	$-
Common Stock issued for debt conversion	$692	$155
Common Stock issued for interest payment	$19	$-
Common Stock issued for debt extension	$50	$17
Deemed dividend on Series A Convertible preferred stock	$-	$2
Dividends	$15	$-
Derivative liability resolved to APIC due to debt conversion	$524	$432

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC., AND SUBSIDIARIES

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

During the nine months ended April 30, 2020 and 2019, the Company did not derive a significant amount of revenue from one single customer.

As of the nine months ended April 30, 2020 and 2019, the Company did not derive a significant amount of accounts receivable from one single customer.

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

Disaggregation of Cloud software and service revenue

Summary of disaggregated revenue is as follows (in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
Cloud software and service revenue	$1,556	$1,455	$4,653	$4,340
Product revenue	10	30	59	153
Total operating revenues	$1,566	$1,485	$4,712	$4,493

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of April 30, 2020 and July 31, 2019, were $5,084 and $22,967, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of April 30, 2020 and July 31, 2019, were $318,000 and $285,000, respectively.

Costs to Obtain a Customer Contract

Sales commissions are paid upon collections of related revenue and are expensed during the same period. Sales commissions for the nine months ended April 30, 2020 and April 30, 2019, were $51,953 and $39,828, respectively.

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

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive income (loss). For the nine months ended April 30, 2020 and 2019, the Company recognized a noncontrolling deficits of $58,000 and $87,000, respectively.

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

NOTE 2 – GOING CONCERN

Financial Condition

The Company’s consolidated financial statements for the nine months ending April 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, the Company has incurred net losses and accumulated a deficit of approximately $88,392,000 and a working capital deficit of approximately $5,285,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

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

The Company’s consolidated financial statements as of April 30, 2020 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at April 30, 2020 and July 31, 2019:

	Gross
	Carrying	Accumulated	Net Carrying
April 30, 2020	Value	Amortization	Amount

NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(18,672)	21,328
Customer relationships, 7 years	1,480,000	(434,648)	1,045,352
Marketing & Non-compete, 5 years	800,000	(320,000)	480,000
Total Define-lived Assets	2,470,000	(923,320)	1,546,680
Goodwill, Indefinite	810,353	-	810,353
Balance, April 30, 2020	$3,280,353	$(923,320)	$2,357,033

	Gross
	Carrying	Accumulated	Net Carrying
July 31, 2019	Value	Amortization	Amount

NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(12,672)	27,328
Customer relationships, 7 years	1,480,000	(276,077)	1,203,923
Marketing & Non-compete, 5 years	800,000	(200,000)	600,000
Total Define-lived Assets	2,470,000	(638,749)	1,831,251
Goodwill, Indefinite	810,353	-	810,353
Balance, July 31, 2019	$3,280,353	$(638,749)	$2,641,604

Total amortization expense for the nine months ended April 30, 2020 and 2019 was $284,571 and $284,571, respectively.

NOTE 4 – STOCK-BASED COMPENSATION

In November 2015, the Company adopted the Digerati Technologies, Inc. 2015 Equity Compensation Plan (the “Plan”). The Plan authorizes the grant of up to 7.5 million stock options, restricted common shares, non-restricted common shares and other awards to employees, directors, and certain other persons. The Plan is intended to permit the Company to retain and attract qualified individuals who will contribute to the overall success of the Company. The Company’s Board of Directors determines the terms of any grants under the Plan. Exercise prices of all stock options and other awards vary based on the market price of the shares of common stock as of the date of grant. The stock options, restricted common stock, non-restricted common stock and other awards vest based on the terms of the individual grant.

During the nine months ended April 30, 2020, we issued:

●	7,313,827 common shares to the Executive Officers for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $410,044 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.
●	2,988,251 shares of common stock to the Executive Officers, with a market value at time of issuance of $158,216 the stock was issued as payment for outstanding compensation.
●	60,000 options to purchase common shares to an employee with an exercise price of $0.12 per share and a term of 5 years. The options vest equally over a period of three years. The options have a fair market value of $7,158.
●	11,509,020 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $233,633 equivalent to the value of the shares calculated based on the share’s closing price at the grant date.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	317.52%
Risk-free interest rate	1.47%
Expected term	3.0 year

During the nine months ended April 30, 2019, we issued:

●	635,155 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $115,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.
●	100,000 options to purchase common shares to a member of the Board of Directors with an exercise price of $0.18 per share and a term of 5 years. The options vest equally over a period of one year. The options have a fair market value of $11,406.
●	1,725,000 options to purchase common shares to members of the Management team with an exercise price of $0.19 per share and a term of 5 years. The options vest equally over a period of one year. The options have a fair market value of $217,263.

The Company recognized approximately $315,000 and $403,000 in stock option amortization expense to employees during the nine months ended April 30, 2020 and 2019, respectively. Unamortized compensation cost totaled $126,182 and $388,732 on April 30, 2020 and April 30, 2019, respectively. In addition, during the nine months ended April 30, 2020 and 2019 Digerati recognized approximately $817,000 and $313,000, respectively in stock compensation expense to employees as part of the Company’s Non-Standardized profit-sharing plan contribution and other stock compensation to employees.

A summary of the stock options as of April 30, 2020 and July 31, 2019 and the changes during the nine months ended April 30, 2020 are presented below:

			Weighted average
		Weighted average	remaining contractual
	Options	exercise price	term (years)

Outstanding at July 31, 2019	4,940,000	$0.27	3.65
Granted	60,000	$0.12	4.57
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at April 30, 2020	5,000,000	$0.27	2.92
Exercisable at April 30, 2020	4,681,507	$0.26	2.86

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 5,000,000 and 4,940,000 stock options outstanding at April 30, 2020 and July 31, 2019 was $0 and $0, respectively.

The aggregate intrinsic value of 4,681,507 and 3,452,405 stock options exercisable at April 30, 2020 and July 31, 2019 was $0 and $0, respectively.

NOTE 5 – WARRANTS

During the nine months ended April 30, 2020, we issued the following warrants.

In March 2020, the Company received $25,000 in professional services and issued 25,000 shares of Series A Convertible Preferred Stock at an conversion price of $0.30 per share and warrants to purchase an additional 50,000 shares of its common stock at an exercise price of $0.20 per share. We determined that the warrants issued in connection with the services received were equity instruments and did not represent derivative instruments. The Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration.

During the nine months ended April 30, 2019, we issued the following warrants:

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

In October 2018, the Company issued 200,000 warrants under an extension of payments to existing promissory notes, with a combined current principal balance of $75,000, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $31,000 and was recognized as a discount on the promissory note, the company will amortize the fair market value as interest expense over 3 months. The Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration.

In January 2019, the Company cancelled 260,000 warrants with an exercise price of $0.15. Additionally, the Company issued 260,000 common shares to replace these warrants, in conjunction with two promissory notes with a principal balance of $50,000, in addition at the time of issuance we recognized a discount of $36,000.

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

In February 2019, the Company received $1,500 for the exercise of 15,000 warrants, with an exercise price of $0.10 per warrant.

In March 2019, the Company received $6,000 for the exercise of 60,000 warrants, with an exercise price of $0.10 per warrant.

The fair market value of all warrants issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	153.99% - 237.00%
Risk-free interest rate	2.05% -2.93%
Expected term	3.0 - 5.0 years

A summary of the warrants as of April 30, 2020 and July 31, 2019 and the changes during the six months ended April 30, 2020 are presented below:

			Weighted average
		Weighted average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2019	2,700,000	$0.32	2.19
Granted	50,000	$0.20	3.00
Exercised	-	-	-
Forfeited and cancelled	(300,000)	$0.14	-
Outstanding at April 30, 2020	2,450,000	$0.34	1.73
Exercisable at April 30, 2020	2,150,000	$0.25	1.59

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 2,450,000 and 2,700,000 warrants outstanding at April 30, 2020 and July 31, 2019 was $5,060 and $63,602, respectively.

The aggregate intrinsic value of 2,150,000 and 2,400,000 warrants exercisable at April 30, 2020 and July 31, 2019 was $4,290 and $63,602, respectively.

In January 2020, 300,000 warrants expired with an exercise price pf $0.136. These warrants were issued in January 2015.

In December 2017, the Company issued 100,000 warrants to a consultant for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.50. Under a Black-Scholes valuation the fair market value of the warrants at time of issuance was approximately $49,000, the Company will amortize the fair market value as warrant expense over 12 months. Additionally, the Company committed to issue 100,000 warrants if the Company’s stock price traded at $0.75 per share for 10 consecutive days, to issue 100,000 warrants if the Company’s stock price traded at $1.00 per share for 10 consecutive days, and to issue 100,000 warrants if the Company’s stock price traded at $1.25 per share for 10 consecutive days. Under a Black-Scholes valuation the fair market value of the warrants at time of issuance was approximately $143,000, the Company amortized the fair market value as warrant expense over 12 months. The 200,000 commitment warrants have not been issued since the requirements were not achieved during the nine months ending April 30, 2020.

NOTE 6 - DEBT

Non-convertible - debt

On April 30, 2018, T3 Communications, Inc., a Nevada corporation (“T3”), our majority owned subsidiary, entered into a secured promissory note for $650,000 with an effective annual interest rate of 0% and a maturity date of May 14, 2018, provided, however, the Maturity Date will automatically be extended by one (1) additional period of thirty (30) days, until June 14, 2018. In addition, T3 entered into a Security Agreement, whereby T3 agreed to pledge one third of the outstanding shares of its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. Furthermore, a late fee of $3,000 per calendar week will be accessed beginning on May 15, 2018 and will continue until the principal balance is paid in full. On May 6, 2020, the Company received an additional $50,000 from the lender and increased the principal of the promissory note to $700,000 and the lender agreed to extend the maturity date until June 30, 2020, we are currently paying a $3,250 per week late fee. As of April 30, 2020, and July 31, 2019, the outstanding principal balance were $700,000 and $650,000, respectively.

On April 30, 2018, T3 entered into a credit facility under a secured promissory note of $500,000, interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month and a maturity date of April 30, 2020. Collateralized by T3’s accounts receivables and with an effective annual interest rate of prime plus 5.25%, adjusted quarterly on the first day of each calendar quarter. However, the rate will never be less than 9.50% per annum. In the event of default, the interest rate will be the maximum non-usurious rate of interest per annum permitted by whichever of applicable United States federal law or Louisiana law permits the higher interest rate. T3 agreed to pay the lender a commitment fee of 1.00% upon payment of the first interest payment under the credit facility and 1.00% on the first anniversary of the credit facility. In addition, T3 agreed to pay a monitoring fee of 0.33% of the credit facility, payable in arrears monthly. T3 also agreed to pay an over-advance fee of 3.00% of the amount advanced in excess of the borrowing base or maximum amount of the credit facility, payable in arrears monthly. T3 is required to maintain the following financial covenants: 1) A consolidated debt service coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, 2) A fixed charge coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, and 3) A tangible net worth, at all times of at least $100,000. On April 10, 2020, the Company increased the credit facility to $600,000 and the lender agreed to extend the maturity date until April 10, 2022. In addition, the Company agreed to a revised effective annual interest rate of prime plus 5.75%, adjusted quarterly on the first day of each calendar quarter. However, the rate will never be less than 11.00% per annum. During the period ended April 30, 2020, the Company received an additional $93,820 from the lender. As of April 30, 2020, and July 31, 2019, the outstanding principal balance were $593,820 and $500,000, respectively.

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. In February 2020, the maturity date was extended to December 31, 2020. In conjunction with the extension, the Company issued 40,000 shares of common stock. At issuance, the fair market value of the shares was recorded as interest expense of $800. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. The outstanding balance as of April 30, 2020 was $50,000.

On June 14, 2019, the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a 12% minority interest in Itellum Comunicacions Costa Rica, S.R.L. In conjunction with this transaction, we entered into a non-recourse promissory note for $17,500 with an effective annual interest rate of 8% and an initial maturity date of September 14, 2019. On February 15, 2020, the maturity date was extended to July 31, 2020. In addition, the holder agreed to accept 200,000 shares of common stock as a principal payment on the note for $10,000. The outstanding balance as of April 30, 2020 was $7,500.

On February 26, 2020, the Company entered into a secured promissory note for $30,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020. Subsequently, the note holder agreed to extend the maturity date until August 31, 2020. The proceeds from this note were used to extend the closing date of the acquisition of Nexogy, the funds are held in an escrow account for the benefit of owners of Nexogy, and therefore, the Company included the prepaid amounts in other current assets as of April 30, 2020. The promissory note is secured by the Company’s receivables. The outstanding balance as of April 30, 2020 was $30,000.

On April 22, 2020, the Company, entered into two unsecured promissory notes (the “Notes”) for $62,500 and $86,500 made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The loans to the Company was made through The Bank of San Antonio (the “Lender”).

The Notes provide for an interest rate of 1.00% per year and matures two years after the issuance date. Beginning on the seventh month following the date of the Notes, the Company is required to make 18 monthly payments of principal and interest in the amount of $8,316. The Notes may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. The Notes contain events of default and other conditions customary for a Note of this type.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the Notes in whole or in part.

Notes payable, related party

On April 30, 2018, T3 entered into a convertible secured promissory note for $525,000 with an effective annual interest rate of 8% and a maturity date of April 30, 2020. With a principal payment of $100,000 due on June 1, 2018 and a principal payment of $280,823 due on April 30, 2020. Payment are based on a 60-month repayment schedule. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under the Note or the Pledge and Escrow Agreement; or (ii) mutual agreement between the Borrower and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, Premium, if applicable, and any other sums due and payable hereunder (such total amount, the “Conversion Amount”) into shares of Common Stock (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) a conversion price of $1.50 per share of Common Stock, which price shall be indicated in the conversion notice (the denominator) (the “Conversion Price”). The Holder shall submit a Conversion Notice indicating the Conversion Amount, the number of Conversion Shares issuable upon such conversion, and where the Conversion Shares should be delivered. The promissory note is secured by a Pledge and Escrow Agreement, whereby T3 agreed to pledge 51% of the securities owned in its Florida operations, T3 Communications, Inc., until the principal payment is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was $19,267 and was recognized as a discount on the promissory note. The Company amortized $7,297 as interest expense during the nine months ended April 30, 2020. The total unamortized discount as of April 30, 2020 and July 31, 2019 were $0 and $7,297, respectively. In addition, during the nine months ended April 30, 2020, the Company paid in full the total outstanding balance of $332,985. The total principal outstanding as of April 30, 2020 and July 31, 2019 were $0 and $332,985, respectively. In May 2020, the Company executed a Settlement Agreement and Mutual release, whereby the lender released the Company of any pledged collateral and any other obligation under the promissory note. One of the note holders also serves as President, CEO and Board Member of T3 Communications, Inc., the Florida entity that is one of our operating subsidiaries.

On February 27, 2020, the Company entered into an unsecured promissory note for $70,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020. Subsequently, the note holder agreed to extend the maturity date until August 31, 2020. In addition, the Company agreed to pay the lender in services provided by the Company, and any unpaid principal and accrued interest will be paid in cash. The proceeds from this note were used to extend the closing date of the acquisition of Nexogy, the funds are held in an escrow account for the benefit of owners of Nexogy, and therefore, the Company included the prepaid amounts in other current assets as of April 30, 2020. The note holder also serves as President, CEO and Board Member of T3 Communications, Inc., the Florida entity that is one of our operating subsidiaries.

On May 1, 2018, T3 entered into a secured promissory note for $275,000 with an effective annual interest rate of 0% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by T3 in its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $26,543 and was recognized as a discount on the promissory note, the company amortized $5,193 as interest expense during the nine months ended April 30, 2020. The total unamortized discount as of April 30, 2020 and July 31, 2019 were $11,495 and $16,686, respectively. During the nine months ended April 30, 2020, the Company paid $42,369, of the principal balance. The total principal outstanding as of April 30, 2020 and July 31, 2019 were $167,363 and $209,732, respectively. The note holder also serves as Board Member of T3 Communications, Inc., the Florida entity that is one of our operating subsidiaries.

Convertible debt non-derivative

In March 2018, the Company entered into two (2) Promissory Notes (the “Notes”) for $250,000 each, bearing interest at a rate of 12% per annum. The Notes have a maturity date of September 15, 2018, provided, however, the Company shall have the right to request that the maturity date to be extended by one (1) additional period of ninety (90) days, until December 14, 2018. The Notes are payable every month, commencing April 15, 2018, in monthly payments of interest only and a single payment of the principal amount outstanding plus accrued interest on September 15, 2018. The Company agreed to repay the Notes from the proceeds from the Company’s current private placement. As proceeds from the Private Placement are received, the Company shall direct all funds to the Note Holders until the principal amount outstanding and accrued interest are paid in full. In addition, on March 15, 2018, the Company entered into a Note Conversion Agreement (the “Agreement”) with the Note holders, whereby, the holders may elect to convert up to 50% of the principal amount outstanding on the Notes into Common Stock of Digerati at any time after 90 days of funding the Notes. The Conversion Price shall be the greater of: (i) the Variable Conversion Price (as defined herein) or (ii) the Fixed Conversion Price (as defined herein). The “Variable Conversion Price” shall be equal to the average closing price for Digerati’s Common Stock (the “Shares”) for the ten (10) Trading Day period immediately preceding the Conversion Date. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The “Fixed Conversion Price” shall mean $0.50. In conjunction with the notes, the Company issued 300,000 warrants, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $126,538 and was recognized as a discount on the promissory notes. Additionally, during the year ended July 31, 2019 the Company issued 375,000 shares of common stock for payment of $60,000 in accrued interest for the notes. On December 27, 2018, the Company entered into an Amendment to the Loan Agreements, under the amendments the note holders agreed to extend the maturity date until September 14, 2019. In addition, as part of the amendment, the Company agreed to modify the “Fixed Conversion Price” to $0.35, all other terms under the Promissory Notes remained the same. We accounted for the extensions to the Notes as debt modifications and not extinguishment of debt since the changes in fair value are not substantial in accordance with ASC 470-50. In November 2019, the Company issued 110,830 shares of common stock for payment of $7,500 in accrued interest. On October 7, 2019, the holders agreed to extend the maturity date until March 30, 2020. As part of the amendments, the Company agreed to issue 400,000 shares of common stock. Under a Black-Scholes valuation the relative fair market value of the shares of common at time of issuance was approximately $40,000 and was recognized as a discount on the promissory notes over the extended period. The Company amortized the total discount of $40,000 during the nine months ending April 30, 2020. The total unamortized discount as of April 30, 2020 and July 31, 2019 were $0 and $0, respectively. On April 30, 2020, the Company and the debtholder agreed to settle the debt, as a result the Company issued 8,958,333 shares of common stock for the settlement of $250,000 of the outstanding principal balance and $18,750 in accrued interest. At the time of issuance, the Company recognized a gain in settlement of debt $85,104. The gain on settlement was generated from the difference between principal and accrued interest settled and fair value of the common stock on settlement date. In addition, as part of the settlement the Company issued 268,750 shares of Series B Convertible Preferred Stock for payment in full and the settlement of $250,000 of the outstanding principal balance and $18,750 in accrued interest. The total principal outstanding balance as of April 30, 2020 and July 31, 2019 were $0 and $500,000, respectively.

On June 19, 2018, the Company entered into various Promissory Notes (the “Notes”) for $272,000, bearing interest at a rate of 10% per annum, with an initial maturity date of April 10, 2019. In conjunction with the Notes, the Company issued 255,000 warrants under the promissory notes, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $118,400 and was recognized as a discount on the promissory notes. The Company amortized $109,552 as a non-cash interest during the year ended July 31, 2019. On March 29, 2019, the Company entered into a First Amendment to the Promissory Notes, under the amendments the note holders agreed to extend the maturity date until June 30, 2019. In addition, as part of the amendments, the Company agreed to issue 85,000 shares of common stock. The shares were recorded as debt discount of $17,425 and amortized over the remaining term of the notes. The Company amortized $17,425 as a non-cash interest during the years ended July 31, 2019. On June 30, 2019, the Company entered into a Second Amendment to the Promissory Notes, under the amendments the note holders agreed to extend the maturity date until November 30, 2019. In addition, as part of the amendments, the Company agreed to issue 85,000 shares of common stock. The shares were recorded as debt discount of $14,450 and amortized over the remaining term of the notes. The Company amortized $11,560 as a non-cash interest during the nine months ended April 30, 2020. The total unamortized discount as April 30, 2020 and July 31, 2019 for the issuance of the second amendment shares were $0 and $11,560, respectively. In addition, in November 2019, the Company issued 172,055 shares of common stock for payment of $6,882 in accrued interest. Also, in November 2019 and February 2020, the holders agreed to extend the maturity date of the notes until April 30, 2020. As part of the amendments, the Company agreed to issue 340,000 shares of common stock. The shares were recorded as debt discount of $10,090 and amortized during the note extension agreement. On April 30, 2020, the Company and the debtholder agreed to settle the debt, as a result the Company issued 5,180,493 shares of common stock for the settlement of $136,000 of the outstanding principal balance and $19,414 in accrued interest. At the time of issuance, the Company recognized a gain in settlement of debt $49,215. The gain on settlement was generated from the difference between principal and accrued interest settled and fair value of the common stock on settlement date. In addition, as part of the settlement, the Company issued 155,415 shares of Series B Convertible Preferred Stock for payment in full and the settlement of $136,000 of the outstanding principal balance and $19,414 in accrued interest. The total principal outstanding balance as of April 30, 2020 and July 31, 2019 were $0 and $272,000, respectively.

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

During the nine months ended April 30, 2020, the Company amortized $29,214 of the debt discount as interest expense. The total unamortized discount as April 30, 2020 and July 31, 2019, were $0 and $29,214. The total principal outstanding balance as of April 30, 2020 and July 31, 2019 were $0 and $50,000, respectively.

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

The total unamortized discount on the Notes as of April 30, 2020 and July 31, 2019 were $0 and $29,765, respectively. The total principal balance outstanding as of April 30, 2020 and July 31, 2019, were $0 and $98,250. The Company amortized $29,765 of debt discount as interest expense during the nine months ended April 30, 2020.

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

The total unamortized discount on the Notes as of April 30, 2020 and July 31, 2019 were $0 and $29,166, respectively. The total principal balance outstanding as of April 30, 2020 and July 31, 2019, were $0 and $57,750. The Company amortized $29,166 of debt discount as interest expense during the nine months ended April 30, 2020.

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

The total unamortized discount on the Notes as of April 30, 2020 and July 31, 2019 were $0 and $26,668, respectively. The total principal balance outstanding as of April 30, 2020 and July 31, 2019, were $0 and $44,000. The Company amortized $26,668 of debt discount as interest expense during the nine months ended April 30, 2020.

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

On January 10, 2020, the Company assigned a convertible note with a $145,297 principal and accrued interest of $13,500. In addition, the Company assigned a second convertible note issued in October 2019 with a $35,750 principal and accrued interest of $15,453. The total assignment was for $210,000.

On January 22, 2020, the Company assigned two promissory notes with a $293,250 principal balance outstanding and accrued interest of $66,750. The total assignment was for $360,000.

The total unamortized discount on the Notes as of April 30, 2020 and July 31, 2019 were $0 and $449,332, respectively. The total principal balance outstanding as of April 30, 2020 and July 31, 2019 were $140,000 and $579,875, respectively. The Company amortized $449,332 of debt discount as interest expense during the nine months ended April 30, 2020.

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

The total unamortized discount on the Note as of April 30, 2020 was $0. The total principal balance outstanding as of April 30, 2020 was $0. The Company amortized $10,823 of debt discount as interest expense during the nine months ended April 30, 2020.

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

The total unamortized discount on the Note as of April 30, 2020 was $9,448. The total principal balance outstanding as of April 30, 2020 was $93,500. The Company amortized $75,552 of debt discount as interest expense during the nine months ended April 30, 2020.

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

On January 10, 2020, the Company assigned $35,750 of the principal outstanding on one of the convertible notes, along with the other note discussed in Convertible Promissory Notes with four (4) investors - July 2019 section, and accrued interest of $15,453. The total assignment for both notes was for $210,000.

The total unamortized discount on the Notes as of April 30, 2020 was $7,223. The total principal balance outstanding as of April 30, 2020 was $35,750. The Company amortized $64,277 of debt discount as interest expense during the nine months ended April 30, 2020.

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

On January 10, 2020, the Company entered into an Assignment Agreement whereby Armada Investment Fund LLC (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $145,297 and $35,750, representing the outstanding principal balance on the Convertible Promissory Notes dated July 11, 2019 and October 18, 2019, respectively, plus accrued interest of $28,953. The new notes are is in the aggregate principal amount of $210,000, annual interest rate of 3% and a maturity date of January 10, 2021.

On January 22, 2020, the Company entered into an Assignment Agreement whereby BHP Capital NY Inc. (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $146,625, representing the outstanding principal balance on the Convertible Promissory Note dated July 11, 2019, plus accrued interest of $33,375. The new note is in the aggregate principal amount of $180,000, annual interest rate of 3% and a maturity date of January 22, 2021.

On January 22, 2020, the Company entered into an Assignment Agreement whereby Jefferson Street Capital LLC (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $146,625, representing the outstanding principal balance on the Convertible Promissory Note dated July 11, 2019, plus accrued interest of $33,375. The new note is in the aggregate principal amount of $180,000, annual interest rate of 3% and a maturity date of January 22, 2021.

The Company analyzed the Notes for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of the assignment, the Company recognized derivative liability for the new convertible notes of $784,565, of which $570,000 was recorded as debt discount and will be amortized during the term of the Notes, and $214,565 was recorded as day 1 derivative loss.

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

On February 27, 2020, the Company issued 2,500,000 shares of common stock for the conversion of $15,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On April 2, 2020, the Company issued 3,208,955 shares of common stock for the conversion of $20,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On April 24, 2020, the Company issued 3,208,955 shares of common stock for the conversion of $20,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

The total unamortized discount on the Notes as of April 30, 2020 was $324,417, and the total principal balance outstanding as of April 30, 2020 was $467,500. The Company amortized $248,083 of debt discount as interest expense during the nine months ended April 30, 2020.

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

Convertible Promissory Notes – February 2020 & April 2020

On February 13, 2020, the Company entered into a convertible promissory note (the “Note”). The note is in the aggregate principal amount of $33,500, annual interest rate of 10% and a maturity date of February 13, 2021. After payment of transaction-related expenses of $3,500, net proceeds to the Company from the Note totaled $30,000. The Company recorded these discounts and cost of $3,500 as a discount to the Note and fully amortized as interest expense during the period.

The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $42,976, of which $30,000 was recorded as debt discount and will be amortized during the term of the Note, and $12,976 was recorded as day 1 derivative loss.

The total unamortized discount on the Note as of April 30, 2020 was $22,500. The total principal balance outstanding as of April 30, 2020 was $33,500. The Company amortized $7,500 of debt discount as interest expense during the nine months ended April 30, 2020.

On April 28, 2020, the Company entered into a convertible promissory note (the “Note”). The note is in the principal amount of $15,000, annual interest rate of 10% and a maturity date of April 28, 2021.

The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $26,629, of which $15,000 was recorded as debt discount and will be amortized during the term of the Note, and $11,629 was recorded as day 1 derivative loss.

The total unamortized discount on the Note as of April 30, 2020 was $15,000. The total principal balance outstanding as of April 30, 2020 was $15,000. The Company amortized $0 of debt discount as interest expense during the nine months ended April 30, 2020.

Other Terms to the Convertible Promissory Notes – February 2020 & April 2020

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

Our derivative liabilities as of April 30, 2020 and July 31, 2019 of $1,098,917 and $927,171, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

Fair value measurements at reporting date using:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		liabilities	inputs	inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Convertible promissory notes derivative liability at July 31, 2019	$927,171	-	-	$927,171
Convertible promissory notes derivative liability at April 30, 2020	$1,098,917	-	-	$1,098,917

The fair market value of all derivatives during the nine months ended April 30, 2020 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	83.28% - 268.02%
Risk-free interest rate	0.16% -2.67%
Expected term	0.01 - 3.00 years

Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2019	$927,171
Derivative from new convertible promissory notes recorded as debt discount	765,000
Derivative liability resolved to additional paid in capital due to debt conversion	(524,850)
Derivative gain	(68,404)
Balance at April 30, 2020	$1,098,917

NOTE 7 – EQUITY

During the nine months ended April 30, 2020, the Company issued the following shares of common stock:

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

On February 15, 2020, the Company issued 200,000 shares of common stock as a principal payment on a note for $10,000. At issuance, the Company recognized a benefit to non-cash expense of $4,600, this benefit was recognized as a result of the difference between the fair market value of the shares of common stock issued and debt settled.

On February 19, 2020, the Company issued 110,027 shares of common stock for payment of accrued interest and a fair market value of $4,290.

On February 19, 2020, in conjunction with various note extension agreements, the Company issued 260,000 shares of common stock with a fair market value of $6,890.

On February 20, 2020, in conjunction with a note extension agreement, the Company issued 40,000 shares of common stock with a fair market value of $800.

On February 24, 2020, the Company issued 11,509,022 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $233,633 equivalent to the value of the shares calculated based on the share’s closing price at the grant date.

On February 27, 2020, the Company issued 2,500,000 shares of common stock for the conversion of $15,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On April 2, 2020, the Company issued 3,208,955 shares of common stock for the conversion of $20,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On April 24, 2020, the Company issued 3,208,955 shares of common stock for the conversion of $20,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On April 30, 2020, the Company issued 14,138,826 shares of common stock for the settlement of debt of $386,000 and $38,164 in accrued interest. At the time of issuance, the Company recognized a gain in settlement of debt $134,319.

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

On February 1, 2019, the Company issued an aggregate of 325,000 shares of common stock with a market value at time of issuance of $78,000 and recognized the total fair market value as stock-based compensation expense at the time of issuance. The shares were issued for consulting services.

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

On February 8, 2019, the Company issued an aggregate of 400,000 shares of common stock with a market value at time of issuance of $100,000 and recognized the total fair market value as stock-based compensation expense at the time of issuance. The shares were issued for consulting services.

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

The Company has not entered into any sale and leaseback transactions during the nine-month period ended April 30, 2020.

The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning August 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized on August 1, 2019 and April 30, 2020 for operating leases are as follows:

ROU Asset	August 1, 2019	$372,651
Amortization		$(159,403)
ROU Asset	April 30, 2020	$213,248

Lease Liability	August 1, 2019	$372,651
Amortization		$(159,403)
Lease Liability	April 30, 2020	$213,248

Lease Liability	Short term	$114,387
Lease Liability	Long term	$98,861
Lease Liability	Total:	$213,248

For the nine-months ended April 30, 2020 amortization of assets was $159,403.

For the nine-months ended April 30, 2020 amortization of liabilities was $159,403.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of April 30, 2020:

Operating
Amounts due within 12 months of April 30,	Lease

2020	$134,638
2021	56,872
2022	37,161
2023	-
2024	-
Total minimum lease payments	$228,671
Less: effect of discounting	(15,423)
Present Value of future minimum lease payments	$213,248
Less: current obligation under leases	(114,387)
Long-term lease obligation	$98,861

NOTE 9 – SERIES B CONVERTIBLE PREFERRED STOCK

In April 2020, the Company’s Board of Directors designated and authorized the issuance up to 1,000,000 shares of the Series B Preferred Stock. The Series B Preferred Stock is only issuable to the Company’s debt holders as of March 25, 2020 (“Existing Debt Holders”) who may purchase shares of Series B Preferred Stock at the Stated Value by converting all or part of the debt owed to them by the Corporation as of March 25, 2020. Each share of Series B Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”). In April 2020, the Company issued a total of 424,165 shares of Series B Preferred Stock for settlement of debt of $386,000 on various promissory notes and $38,165 in accrued interest. No dividends are payable on the Series B Preferred Stock.

The terms of our Series B Preferred Stock allow for:

Voting Rights. Except as otherwise provided by the Nevada Revised Statutes, other applicable law or as provided in this Certificate of Designation, the Series B Preferred Stock shall have no voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend this Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Series B Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Mandatory Conversion. Upon (i) an up-listing of the Corporation’s Common Stock to Nasdaq or a US national securities exchange, (ii)an underwriting involving the sale of $5,000,000 or more of the Corporation’s Common Stock or Common Stock Equivalents (a “Material Underwriting”), (iii) the Corporation ceases to be a public corporation as the result of a going private transaction, (iv) the Corporation, directly or indirectly, effects any sale, lease, exclusive license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions (including a transaction involving the Corporation’s spin-off of its operating subsidiary, T3 Communications, Inc.), (v) any, direct or indirect, purchase offer, tender offer or exchange offer (whether by the Corporation or another Person) is completed pursuant to which holders of Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding Common Stock, (vi) the Corporation, directly or indirectly, in one or more related transactions, effects any reclassification, reorganization or recapitalization of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property, or (vii) the Corporation, directly or indirectly, in one or more related transactions, consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with another Person, other than an officer or director of the Company, whereby such other Person acquires more than 50% of the outstanding shares of Common Stock (not including any shares of Common Stock held by the other Person or other Persons making or party to, or associated or affiliated with the other Persons making or party to, such stock or share purchase agreement or other business combination) , all shares of Series B Preferred Stock shall be automatically converted, without any further action by the holders of such shares and whether or not the certificates representing such shares are surrendered to the Corporation or its transfer agent, into the number of fully paid and nonassessable shares of Common Stock in an amount equal, following conversion ,to 18% of the Corporation’s issued and outstanding shares of Common Stock . Each of (i)-(vii) above shall be hereafter referred to as a “Conversion Event” and the date of a Conversion Event shall be hereafter referred to as a “Conversion Date”. Upon any such mandatory conversion and the issuance of Conversion Shares further thereto, the shares of Series B Preferred Stock shall be deemed cancelled and of no further force or effect. A mandatory conversion is the only means by which Series B Preferred Stock is convertible as the shares of Series B Preferred Stock are not convertible at the option of the Holder. For purposes of the foregoing Conversion Events, conversion will be deemed to have taken place immediately prior to the Conversion Event. By way of example, if the Corporation engages in a Material Underwriting, the Series B Preferred Stock will be treated as having been converted immediately prior to the issuance of the securities in the Material Underwriting.

Redemption. At any time on or after the second anniversary of the date of issuance of shares of Series B Preferred Stock to the Holder, the Corporation, in its sole discretion ,may elect, by delivering written notice to the Holder no less than 10 days or more than 20 prior to the redemption date set forth in such notice (the “Redemption Date”), to redeem all or any portion of the Series B Preferred Stock held by such Holder at a price per share (the “Redemption Price”) equal to 120% of the Stated Value per share being redeemed . The Corporation shall, unless otherwise prevented by law, redeem from such holder on the Redemption Date the number of shares of Series B Preferred Stock identified in such notice of redemption. During the period ended April 30, 2020, the Company evaluated Series B Convertible Preferred Stock and concluded that none of the mandatory conversion events occurred during the period and determined that the convertible shares were classified as equity instruments. The Company will evaluate the convertible shares at each reporting balance sheet date and determine if a re-classification is required.

NOTE 10 – SUBSEQUENT EVENTS

Promissory Note

On May 4, 2020, the Company, entered into an unsecured promissory note (the “Note”) for $213,100 made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The loans to the Company was made through The Bank of San Antonio (the “Lender”).

The Note provides for an interest rate of 1.00% per year and matures two years after the issuance date. Beginning on the seventh month following the date of the Note, the Company is required to make 18 monthly payments of principal and interest in the amount of $11,933. The Note may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. The Note contains events of default and other conditions customary for a Note of this type.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the Note in whole or in part.

Equity issuance

On May 29, 2020, the Company issued 3,500,000 shares of common stock for the conversion of $30,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three and nine months ended April 30, 2020 and 2019. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019 filed with the Securities and Exchange Commission on October 28, 2019. For purposes of the following discussion, fiscal 2020 or 2020 refers to the year ended July 31, 2020 and fiscal 2019 or 2019 refers to the year ended July 31, 2019.

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

Recent Activity

In September 2019, the Company entered into a definitive agreement to acquire Nexogy, Inc. (“Nexogy”), a leading provider in South Florida of UCaaS and managed services, offering a portfolio of cloud-based solutions to the high-growth SMB market.  In February 2020, after meeting the required public notice period pursuant to section 214 of the Communications Act of 1934, the Company secured FCC approval for the acquisition of Nexogy. In addition, in February 2020 the Company entered into a Letter of Intent (LOI) for another acquisition. The Company is expecting to simultaneously close both of the transactions during the fourth quarter of FY 2020 (on or before July 31, 2020), subject to finalizing debt financing for the transactions that were previously committed by an established and traditional lending source.

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

Results of Operations

Three Months ended April 30, 2020 Compared to Three Months ended April 30, 2019

Cloud Software and Service Revenue. Cloud software and service revenue increased by $81,000, or 5% from the three months ended April 30, 2019 to the three months ended April 30, 2020. The increase in revenue between periods is primarily attributed to the increase in total customers between periods. Our total number of customers increased from 688 for the three months ended April 30, 2019 to 731 customers for the three months ended April 30, 2020. Additionally, our average monthly revenue per customer decreased from $723 for the three months ended April 30, 2019 to $715 for the three months ended April 30, 2020.

Cost of Services (exclusive of depreciation and amortization). The cost of services decreased by $6,000, or 1%, from the three months ended April 30, 2019 to the three months ended April 30, 2020. The decrease in cost of services between periods is primarily attributed to the reduction of one of our colocation sites, whereby we consolidated multiple servers and consolidated to a nationwide provider. As a result of the cost reductions, our consolidated gross margin improved by $87,000 from the quarter ended April 30, 2019 to the quarter ended April 30, 2020.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses decreased by $141,000, or 16%, from the three months ended April 30, 2019 to the three months ended April 30, 2020. The decrease in SG&A is attributed to reduction of a few sales partners, customer care and technical support partners.

Stock Compensation expense. Stock compensation expense decreased by $32,000 from the three months ended April 30, 2019 to the three months ended April 30, 2020. The decrease between periods is attributed to the recognition of stock option expense of $62,979 recognized during the three months ended April 30, 2020 associated with the stock options with multiple vesting periods that were awarded to various employees during FY2018, FY2019 and FY2020. The Company also recognized $233,633 in stock compensation expense associated with the funding of the 401(K)-profit sharing plan for the three months ended April 30, 2020.

Legal and professional fees. Legal and professional fees increased by $3,000, from three months ended April 30, 2019 to the three months ended April 30, 2020. The increase between periods is attributed to the recognition during FY 2020 of $18,750 in professional expenses incurred related to investor relations services, the recognition of $10,500 in professional fees related to the due-diligence on target acquisitions, the recognition of $26,000 in professional fees related to accounting and financial quarterly reviews and the recognition of $10,650 in professional fees related to mediation with two former employees.

Bad debt. Bad debt was a benefit of $19,000 for the three months ended April 30, 2020; this was recognized for accounts that were previously deemed uncollectable.

Depreciation and amortization. Depreciation and amortization decreased by $19,000, from the three months ended April 30, 2019 to the three months ended April 30, 2020, mainly due to the decrease in depreciation expense related to assets that reached their expected useful life.

Operating loss. The Company reported an operating loss of $472,000 for the three months ended April 30, 2020 compared to an operating loss of $767,000 for the three months ended April 30, 2019. The improvement in operating loss between periods is primarily due to the decrease of $141,000 in SG&A, the decrease of $19,000 in depreciation expense, the improvement of $87,000 in gross margin, decrease in stock compensation expense of $32,000 and the improvement of $19,000 in bad debt recovery.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments increased by $1,152,000 from three months ended April 30, 2019 to the three months ended April 30, 2020. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized an increase between periods.

Gain on settlement of debt. Gain on settlement of debt improved by $134,000 from three months ended April 30, 2019 to the three months ended April 30, 2020. During the three months ended April 30, 2020 the Company issued 14,138,826 shares of common stock for the conversion of $386,000 on the outstanding principal balance on various promissory notes and $38,164 in accrued interest. At the time of issuance, the Company recognized $134,000 as a gain in settlement of debt.

Income tax benefit (expense). During the three months ended April 30, 2020, the Company recognized an income tax expense of $10,000, this was comparable to the three months ended April 30, 2019.

Interest expense. Interest income (expense) increased by $135,000 from the three months ended April 30, 2019 to the three months ended April 30, 2020. The Company recognized non-cash interest / accretion expense of $363,000 related to the adjustment to the present value of various convertible notes and debentures. Additionally, the Company recognized $121,000 in interest expense for cash interest payments on various promissory notes, accrual of $16,000 for interest expense for various promissory notes, interest paid in shares of common stock for $8,000 and interest income of $3,400.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the three months ended April 30, 2020 was $1,108,000 compared to a net loss for the three months ended April 30, 2019 of $250,000. The increase in net loss including noncontrolling interest between periods is primarily due to the increase of $81,000 in stock compensation expense, the increase of $3,000 in legal and professional fees, the increase of $1,152,000 in loss on derivative instruments, and the increase of $135,000 in interest expense. The increases were slightly offset by the improvement of $87,000 in gross margin between periods, the decline of $141,000 in SG&A, the decline of $32,000 in stock compensation expense and the improvement of $134,000 in gain on settlement of debt.

Net income attributable to the noncontrolling interest. During the three months ended April 30, 2020, the consolidated entity recognized net income in noncontrolling interest of $1,000. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the three months ended April 30, 2020 was $1,107,000 compared to a net loss for the three months ended April 30, 2019 of $221,000.

Nine Months ended April 30, 2020 Compared to Nine Months ended April 30, 2019

Cloud Software and Service Revenue. Cloud software and service revenue increased by $219,000, or 5% from the nine months ended April 30, 2019 to the nine months ended April 30, 2020. The increase in revenue between periods is primarily attributed to the increase in total customers between periods. Our total number of customers increased from 688 for the nine months ended April 30, 2019 to 731 customers for the nine months ended April 30, 2020. Additionally, our average monthly revenue per customer decreased from $738 for the nine months ended April 30, 2019 to $730 for the nine months ended April 30, 2020.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $21,000, or 1%, from the nine months ended April 30, 2019 to the nine months ended April 30, 2020. The increase in cost of services between periods is primarily attributed to the additional costs arising from the acquired customers. Although our consolidated cost of services increased between periods, our consolidated gross margin improved by $198,000 between periods. The improvement in gross margin between periods is attributed to a higher concentration of enterprise customers revenue, which generate a higher margin than services provided via resellers.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses decreased by $99,000 or 4%, from the nine months ended April 30, 2019 to the nine months ended April 30, 2020. The decrease in SG&A is attributed to reduction of a few sales partners, customer care and technical support partners.

Stock Compensation expense. Stock compensation expense increased by $416,000, from the nine months ended April 30, 2019 to the nine months ended April 30, 2020. The increase between periods is attributed to the recognition of stock option expense of $315,000 recognized during the nine months ended April 30, 2020 associated with the stock options with multiple vesting periods that were awarded to various employees during FY2018, FY2019 and FY2020. The Company also recognized $568,000 in stock compensation for stock issued in lieu of cash payments to the Management team during the nine months ended April 30, 2020. The Company also recognized $233,633 in stock compensation expense associated with the funding of the 401(K)-profit sharing plan for the nine months ended April 30, 2020.

Legal and professional fees. Legal and professional fees increased by $103,000, from nine months ended April 30, 2019 to the nine months ended April 30, 2020. The increase between periods is attributed to the recognition during FY 2020 of $48,750 in professional expenses incurred related to investor relations services, the recognition of $60,500 in professional fees related to the due-diligence on target acquisitions and the recognition of $102,650 on professional fees related to mediation with two former employees.

Bad debt. Bad debt was a benefit of $16,000 for the nine months ended April 30, 2020; this was recognized for accounts that were previously deemed uncollectable.

Depreciation and amortization. Depreciation and amortization decreased by $40,000, from the nine months ended April 30, 2019 to the nine months ended April 30, 2020, mainly due to decrease in depreciation expense related to assets that reached their expected useful life.

Operating loss. The Company reported an operating loss of $1,842,000 for the nine months ended April 30, 2020 compared to an operating loss of $1,676,000 for the nine months ended April 30, 2019. The increase in operating loss between periods is primarily due to the increase of $416,000 in stock compensation expense and the increase of $103,000 in legal and professional fees. The increases were slightly offset by the improvement of $198,000 in gross margin, improvement of $40,000 in depreciation and amortization expense and the improvement of $99,000 in SG&A.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments improved by $663,000 from the nine months ended April 30, 2019 to the nine months ended April 30, 2020. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized an improvement between periods.

Gain on settlement of debt. Gain on settlement of debt improved by $134,000 from nine months ended April 30, 2019 to the nine months ended April 30, 2020. During the three months ended April 30, 2020 the Company issued 14,138,826 shares of common stock for the conversion of $386,000 on the outstanding principal balance on various promissory notes and $38,164 in accrued interest. At the time of issuance, the Company recognized $134,000 as a gain in settlement of debt.

Income tax benefit (expense). During the nine months ended April 30, 2020, the Company recognized an income tax benefit of $22,000. During the nine months ended April 30, 2019, the Company recognized an income tax expense of $37,000.

Interest expense. Interest income (expense) increased by $99,000 from the nine months ended April 30, 2019 to the nine months ended April 30, 2020. The Company recognized non-cash interest / accretion expense of $1,086,000 related to the adjustment to the present value of various convertible notes and debentures. Additionally, the Company recognized $218,500 in interest expense for cash interest payments on various promissory notes, $35,000 of interest paid in stock for various promissory notes, accrual of $67,000 for interest expense for various promissory notes and interest income of $11,000.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the nine months ended April 30, 2020 was $3,130,000 compared to a net loss for the nine months ended April 30, 2019 of $3,721,000. The increase in net loss including noncontrolling interest between periods is primarily due to the increase of $416,000 in stock compensation expense, the increase of $103,000 in legal and professional fees, the increase of $99,000 in interest expense and the increase of $21,000 in cost of services. The increases were slightly offset by the improvement of $198,000 in gross margin between periods and the improvement of $757,000 in other income and expense, the improvement of $99,000 in SG&A, and the improvement of $40,000 in depreciation expense.

Net income attributable to the noncontrolling interest. During the nine months ended April 30, 2020, the consolidated entity recognized net income in noncontrolling interest of $58,000. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the nine months ended April 30, 2020 was $3,072,000 compared to a net loss for the nine months ended April 30, 2019 of $3,636,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $445,000 as of April 30, 2020. Net cash provided by operating activities during the nine months ended April 30, 2020 was approximately $36,000, primarily as a result of operating expenses, that included $1,132,000 in stock compensation and warrant expense, amortization of debt discount of $1,046,000, gain on derivative liability of $69,000, depreciation and amortization expense of $465,000. Additionally, we had an increase of $277,000 in accounts payable, increase in accrued expenses of $532,000, increase in deferred income of $33,000, decrease in accounts receivables of $116,000, a decrease in prepaid expenses and other current assets of $18,000 and a gain on settlement of debt of $134,000.

Cash used in investing activities during the nine months ended April 30, 2020 was $159,000 , which included $57,000 for the purchase of equipment and the cash paid of $102,000 for escrow deposits related to an acquisition.

Cash provided by financing activities during the nine months ended April 30, 2020 was $162,000. The Company secured $195,000 from convertible notes, net of issuance costs and discounts. The Company also secured $70,000 from borrowing from a related party, and $322,000 from borrowings from 3rd party promissory notes. The Company made principal payments of $376,000 on related party notes and $49,000 in principal payments on equipment financing. Overall, our net operating, investing, and financing activities during the nine months ended April 30, 2020 provided approximately $39,000 to our available cash.

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

Our current cash expenses are expected to be approximately $95,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of April 30, 2020, our total liabilities were approximately $7,238,000, which included $1,099,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations during Fiscal 2020. We used proceeds secured from convertible promissory notes to pay for operating expenses and we anticipate raising additional debt financing to meet our working capital needs.

Digerati’s consolidated financial statements for the nine months ending April 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $88,392,000 and a working capital deficit of approximately $5,285,000 which raises doubt about Digerati’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended April 30, 2020, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

On February 15, 2020, the Company issued 200,000 shares of common stock as a principal payment on a note for $10,000. At issuance, the Company recognized a benefit to non-cash expense of $4,600, this benefit was recognized as a result of the difference between the fair market value of the shares of common stock issued and debt settled.

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

On February 24, 2020, the Company issued 11,509,022 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $233,633 equivalent to the value of the shares calculated based on the share’s closing price at the grant date.

On February 27, 2020, the Company issued 2,500,000 shares of common stock for the conversion of $15,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On April 2, 2020, the Company issued 3,208,955 shares of common stock for the conversion of $20,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On April 24, 2020, the Company issued 3,208,955 shares of common stock for the conversion of $20,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On April 30, 2020, the Company issued 14,138,826 shares of common stock for the settlement of debt of $386,000 and $38,164 in accrued interest. At the time of issuance, the Company recognized a gain in settlement of debt $134,319.

On April 30, 2020, the Company issued a total of 424,165 shares of Series B Preferred Stock for payment of $386,000 of the outstanding principal balance on various promissory notes and $38,165 in accrued interest.

On May 29, 2020, the Company issued 3,500,000 shares of common stock for the conversion of $30,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained in to Section 4(a) (2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as described in this Quarterly Report on Form 10-Q, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Item 1.01	Entry into a Material Definitive Agreement.

Convertible Promissory Note

On February 13, 2020, the Company entered into securities purchase agreement (the “February SPA”) and related convertible promissory note (the “February Convertible Note”). The February Convertible Note is in the aggregate principal amount of $33,500, annual interest rate of 10% and a maturity date of February 13, 2021. After payment of transaction-related expenses of $3,500, net proceeds to the Company from the February Convertible Note totaled $30,000. The Company recorded these discounts and cost of $3,500 as a discount to the Note and fully amortized as interest expense during the period.

Item 1.01 under Part II, Item 5 of this Quarterly Report on Form 10-Q contains only a brief description of the material terms of the February SPA and February Convertible Note and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the full text of the February SPA and the February Convertible Note, filed as Exhibits 10.1 and 4.1 to this Form 10-Q for the quarter ended April 30, 2020.

Non-Convertible Promissory Notes and Related Party Loan

On February 26, 2020, the Company entered into a non-convertible promissory note for $30,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020 (the “February Non-Convertible Note Number 1”). Subsequently, the note holder agreed to extend the maturity date until August 31, 2020.

On February 27, 2020, the Company entered into a non-convertible promissory note for $70,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020 (the “February Non-Convertible Note Number 2”). Subsequently, the note holder agreed to extend the maturity date until August 31, 2020. The note holder also serves as President, CEO and Board Member of T3 Communications, Inc., the Florida entity that is one of our operating subsidiaries.

Item 1.01 under Part II, Item 5 of this Quarterly Report on Form 10-Q contains only a brief description of the material terms of the February Non-Convertible Notes Number 1 and Number 2 and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the full text of the February Non-Convertible Notes Number 1 and Number 2 , filed as Exhibits 4.2 and 4.3 to this Form 10-Q for the quarter ended April 30, 2020.

Paycheck Protection Program (the “PPP”) Loans

On April 22, 2020, the Company, entered into two unsecured promissory notes (the “April Notes”) for $62,500 and $86,500 made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The loans to the Company was made through The Bank of San Antonio (the “Lender”).

The April Notes provide for an interest rate of 1.00% per year and matures two years after the issuance date. Beginning on the seventh month following the date of the April Notes, the Company is required to make 18 monthly payments of principal and interest in the amount of $8,316. The April Notes may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. The April Notes contain events of default and other conditions customary for a Note of this type.

On May 4, 2020, the Company, entered into an unsecured promissory note (the “May Note”) for $213,100 made to the Company under the PPP. The loan to the Company was made through the Lender. The May Note provides for an interest rate of 1.00% per year and matures two years after the issuance date. Beginning on the seventh month following the date of the May Note, the Company is required to make 18 monthly payments of principal and interest in the amount of $11,933. The May Note may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. The May Note contains events of default and other conditions customary for a Note of this type.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt. While the Company currently believes that its use of the April Notes and May Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the April Notes and May Note in whole or in part.

Item 1.01 under Part II, Item 5 of this Quarterly Report on Form 10-Q contains only a brief description of the material terms of the April Notes and May Note and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the full text of the April Notes and May Note, filed as Exhibit 4.4, Exhibit 4.5 and Exhibit 4.6 to this Form 10-Q for the quarter ended April 30, 2020.

Item 2.03	Creation of Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The discussion of the February Note, April Notes, and May Note set forth in Item 1.01 under Part II, Item 5 of this Quarterly Report on Form 10-Q is incorporated in this Item 2.03 by reference.

Item 3.02	Unregistered Sales of Equity Securities.

The disclosure set forth in Item 1.01 under Part II, Item 5 of this Quarterly Report on Form 10-Q with regard to the shares issuable pursuant to the February Convertible Note an issued pursuant to the Debt Conversion Agreement is incorporated in this Item 3.02 by reference. The issuance of the securities set forth herein was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company’s reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only four recipients; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual entities and the Company; and (f) the recipients of the securities are accredited investors.

Item 6. Exhibits

Exhibit Number	Exhibit Title

4.1	Convertible Promissory Note for $33,500 with Platinum Point Capital LLC dated February 13, 2020 (filed as Exhibit 4.9 to Form 10-Q filed with the SEC on March 6, 2020).

4.2	Promissory Note for $30,000 with 3BRT Investments, LP dated February 26, 2020 (filed as Exhibit 4.10 to Form 10-Q filed with the SEC on March 6, 2020).

4.3	Promissory Note for $70,000 with NexGen Integrated Communications, LLC dated February 27, 2020 (filed as Exhibit 4.11 to Form 10-Q filed with the SEC on March 6, 2020).

4.4*	PPP Note for $62,500 dated April 22, 2020.

4.5*	PPP Note for $86,000 dated April 22, 2020.

4.6*	PPP Note for $213,100 dated May 4, 2020.

4.7*	Convertible Promissory Note for $15,000 with Platinum Point Capital LLC dated April 28, 2020.

10.1*	Securities Purchase Agreement for $15,500 with Platinum Point Capital LLC dated April 28, 2019. (filed as Exhibit 10.15 to Form 10-K filed with the SEC on October 28, 2019).

10.2*	Form of Debt Conversion Agreement dated April 30, 2020.

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: June 9, 2020	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: June 9, 2020	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)