Form 10-K
period 2020-07-31
Digerati Technologies, Inc.
filed 2020-10-29
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $11,427,383 based on the closing price of $0.24 per share on January 31, 2020, as reported by the OTCQB.

There were 121,932,410 shares of issuer’s Common Stock outstanding as of October 29, 2020.

i

PART I

ITEM 1.	BUSINESS.

Overview

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” “Company” or “Digerati”), through its operating subsidiaries in Texas and Florida, Shift8 Networks, Inc., dba, T3 Communications (“T3”) and T3 Communications, Inc. (“T3”), respectively, provides cloud services specializing in Unified Communications as a Service (“UCaaS”) solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud WAN solutions (SD WAN). Our services are designed to provide enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted IP/PBX, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™.

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

The adoption of cloud communication services is being driven by the convergence of several market trends, including the increasing costs of maintaining installed legacy communications systems, the fragmentation resulting from use of multiple on-premise systems, and the proliferation of personal smartphones used in the workplace. Today, businesses are increasingly looking for an affordable path to modernizing their communications system to improve productivity, business performance and customer experience. Most recently, the COVID-19 Pandemic has increased demand for communication systems that support remote working environments.

Our cloud solutions offer the SMB reliable, robust, and full-featured services at affordable monthly rates that eliminates high-cost capital expenditures and provides for integration with other cloud-based systems.

Recent Developments

In September 2019, the Company entered into a definitive agreement to acquire Nexogy, Inc. (“Nexogy”), a leading provider in South Florida of UCaaS and managed services, offering a portfolio of cloud-based solutions to the high-growth SMB market.  In February 2020, after meeting the required public notice period pursuant to section 214 of the Communications Act of 1934, the Company secured FCC approval for the acquisition of Nexogy. In addition, in February 2020 the Company entered into a Letter of Intent (LOI) for another acquisition. We anticipate closing on the acquisitions during the second quarter of Fiscal 2021. As of the date of this filing, the Company has paid $240,000 as part of multiple extension fees, upon closing, these amounts will be applied to the purchase price. In addition, the Company has paid $325,000 towards the financing costs.

Products and Services

We provide a comprehensive suite of Internet-based communication services to meet the global needs of businesses that are seeking simple, flexible, and cost-effective communication solutions. Our Internet-based services include fully hosted IP/ Private Branch Exchange (“PBX”) services, Session Initiation Protocol (“SIP”) trunking, call center applications, auto attendant, voice and web conferencing, call recording, messaging, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and other customized IP/PBX features in a hosted or cloud environment. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, mobile broadband, and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery.

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

Packet switching can be used within a data network or across networks, including the public Internet. The Internet itself is not a single data network owned by any single entity, but rather a loose interconnection of networks belonging to many owners that communicate using the Internet Protocol. By converting voice signals to digital data and handling the voice signals as data, it can be transmitted through the more efficient switching networks designed for data transmissions and through the Internet using the Internet Protocol. The transmission of voice signals as digitalized data streams over the Internet is known as VoIP. A VoIP network has the following advantages over traditional networks:

●	Simplification: An integrated infrastructure that supports all forms of communication allows more standardization, a smaller equipment complement, and less equipment management.

●	Network Efficiency: The integration of voice and data fills up the data communication channels efficiently, thus providing bandwidth consolidation and reduction of the costs associated with idle bandwidth. This combined infrastructure can support dynamic bandwidth optimization and a fault tolerant design. The differences between the traffic patterns of voice and data offer further opportunities for significant efficiency improvements.

●	Co-existence with traditional communication mediums: IP telephony can be used in conjunction with existing public telephone system switches, leased and dial-up lines, PBXs and other customer premise equipment, enterprise LANs, and Internet connections. IP telephony applications can be implemented through dedicated gateways, which in turn can be based on open standards platforms for reliability and scalability.

●	Cost reduction: Under the VoIP network, the connection is directly to the Internet backbone and as a result the telephony access charges, and settlement fees are avoided.

The growth of voice over the Internet was limited in the past due to poor sound quality caused by technical issues such as delays in packet transmission and by bandwidth limitations related to Internet network capacity and local access constraints. However, the expansion of Internet Protocol network infrastructure, improvements in packet switching and compression technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions and resulted in superior sound quality to that of the legacy telephone network. The continued improvement and expansion of the Internet Protocol network has resulted in the use of this technology for other communication media, including video conferencing and instant messaging.

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

Strategy

Our strategy is to target the small to medium-sized business market and capitalize on the wave of migration from the legacy telephone network to cloud telephony. We will continue to concentrate our sales and marketing efforts on developing vertically oriented solutions for targeted markets primarily focusing on municipalities, banking, healthcare, legal services, and real estate. In addition, we will continue to partner with our distributors and Value-Added Resellers (“VARs”) to expand our customer base. Our typical VAR, also referred to as a Partner, is an information technology services firm, traditional PBX vendor, managed service provider, or systems integrator that has established relationships with businesses in its local market. These VARs are currently providing local customer support for other IT or PBX services but lack the technology infrastructure to provide cloud communication and VoIP services to their customers. Our strategy allows these VARs to focus on their strength of providing first tier support to their customers while we provide the second and third tier technical support required to operate a cloud communication and VoIP network. In addition, we transform our VARs’ business model by introducing new cloud telephony services and adding a new and lucrative recurring revenue stream that increases the VARs’ value proposition for its current and prospective customers.

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

The VoIP and Internet telephony market are highly competitive. Our competitors include major telecommunications carriers in the U.S., national UCaaS providers, and numerous small cloud telephony operators. We expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, coverage, customer service, technical response times, reliability, and network size/capacity. The competitive landscape is rapidly altering the number, identity, and competitiveness of the marketplace, and we are unable to determine with certainty the impact of potential consolidation in our industry.

Many of our competitors have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies that could hinder our ability to market our services. We believe that our key competitive advantages are our ability to deliver reliable, high quality voice service over the Internet in a cost-effective manner, superior customers service and our VAR distribution model. We cannot provide assurances, however, that these advantages will enable us to succeed against comparable service offerings from our competitors.

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

The effect of any future laws, regulations, and orders on our operations, including, but not limited to, our cloud-based communications and collaboration services, cannot be determined. But as a general matter, increased regulation and the imposition of additional funding obligations increases service costs that may or may not be recoverable from our customers, which could result in making our services less competitive with traditional telecommunications services if we increase our prices or decreasing our profit margins if we attempt to absorb such costs.

Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate and/or tax applications running over the Internet. We cannot predict whether new taxes will be imposed on our services, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition, and results of operations.

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

During the years ended July 31, 2020 and 2019, the Company did not derive a significant amount of revenue from one single customer.

As of the year ended July 31, 2020, the company derived 12% of total accounts receivable from one customer. During the year ended July 31, 2019, the company did not derive a significant balance on accounts receivable from one single customer.

Employees

As of July 31, 2020, we had 22 employees, all of whom performed sales, operational, technical, and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

ITEM 1A.	RISK FACTORS.

Not Applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable to smaller reporting companies.

ITEM 2.	PROPERTIES.

We are headquartered in San Antonio Texas and lease offices and facilities in a number of other locations. Below is a list of our primary leased offices and other facilities as of July 31, 2020.

Location	Lease Expiration Date	Annual Rent	Business Use	Approx. Sq. Ft.
825 W. Bitters Rd., Suite 104 San Antonio, TX 78216	July-22	$23,654	Executive offices	1,546
2401 First Street, Suite 300, Ft.			Lease of network facilities and
Myers, FL 34901	Nov-20	$107,534	office space	6,800
7218 McNeail Dr, Austin, TX 78729	Apr-21	$14,222	Lease of network facilities	25
6606 Lyndon B. Johnson, Fwy., FL1, Suite 125, Dallas, TX 75240	Apr-21	$25,161	Lease of network facilities	25
9701 S. John Young Parkway, Orlando, FL 32819	May-23	$30,528	Lease of network facilities	540

We believe that our leased facilities are suitable and adequate for their intended use.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock is quoted on the OTCQB under the symbol “DTGI”. Price quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

Holders

As of October 27, 2020, there were approximately 348 record holders of our Common Stock.

Dividends

We have not paid cash dividends on our common stock and we do not anticipate paying a dividend in the foreseeable future.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2020.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	--	-0-

Equity Compensation Plans not approved by security holders	5,000,000	$0.27	-0-

Total	5,000,000	$0.27	-0-

Sales of Unregistered Securities

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

On October 31, 2019, the Company issued 3,952,095 common shares to the Executive Officers for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $276,646 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

On October 31, 2019, the Company issued 1,337,325 shares of common stock to the Executive Officers, with a market value at time of issuance of $93,612 the stock was issued as payment for outstanding compensation.

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

On January 2, 2020, the Company issued 5,012,658 common shares to the Executive Officers for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $198,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

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

On April 30, 2020, the Company issued 13,582,554 shares of common stock for the settlement of debt of $370,000 and $37,476 in accrued interest. At the time of issuance, the Company recognized a gain in settlement of debt $129,034.

On April 30, 2020, the Company issued a total of 407,477 shares of Series B Preferred Stock for payment of $370,000 of the outstanding principal balance on various promissory notes and $37,476 in accrued interest.

On May 29, 2020, the Company issued 3,500,000 shares of common stock for the conversion of $30,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On June 12, 2020, the Company issued 4,433,760 shares of common stock for the conversion of $40,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On July 6, 2020, the Company issued 4,708,333 shares of common stock for the conversion of $55,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On July 13, 2020, the Company issued 2,073,925 shares of common stock for cash proceeds of $51,629, net of administration fees of $2,500.

On July 27, 2020, the Company entered into a $275,000 promissory note, and in conjunction with the promissory note, we issued 500,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $11,626 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

On July 29, 2020, the Company issued 1,819,700 shares of common stock for cash proceeds of $42,337, net of administration fees of $2,500.

On August 1, 2020, the Company issued 2,000,000 common shares for professional services. The Company recognized as stock-based compensation expense of approximately $58,000 equivalent to the value of the shares calculated based on the share’s closing price at the time of issuance.

On August 4, 2020, the Company issued 5,000,000 shares of common stock for the conversion of $75,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On August 7, 2020, the Company issued 7,608,820 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $247,287 equivalent to the value of the shares calculated based on the share’s closing price at the grant date.

On August 14, 2020, the Company issued 5,000,000 shares of common stock for the conversion of $80,000 of the principal outstanding under one of the convertible notes.

On October 13, 2020, the Company entered into a $330,000 promissory note, and in conjunction with the promissory note, we issued 1,000,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $36,244 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained into Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as described in this prospectus, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

The following is a discussion of the consolidated financial condition and results of operations for the fiscal years ended July 31, 2020 and 2019, and should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, FY 2020 or 2020 refers to the year ended July 31, 2020 and FY 2019 or 2019 refers to the year ended July 31, 2019.

Recent Activity

In September 2019, the Company entered into a definitive agreement to acquire Nexogy, Inc. (“Nexogy”), a leading provider in South Florida of UCaaS and managed services, offering a portfolio of cloud-based solutions to the high-growth SMB market.  In February 2020, after meeting the required public notice period pursuant to section 214 of the Communications Act of 1934, the Company secured FCC approval for the acquisition of Nexogy. In addition, in February 2020 the Company entered into a Letter of Intent (LOI) for another acquisition. The Company expects closing on the two acquisitions during the second quarter of Fiscal 2021. As of the date of this filing, the Company has paid $240,000 as part of multiple extension fees, upon closing, these amounts will be applied to the purchase price. In addition, the Company has paid $325,000 towards the financing costs.

Sources of revenue:

Cloud-based hosted Services: We provide UCaaS or cloud communication services and managed cloud-based solutions to small and medium size enterprise customers and to other resellers. Our Internet-based services include fully hosted IP/PBX services, SIP trunking, call center applications, auto attendant, voice and web conferencing, call recording, messaging, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and other customized IP/PBX features in a hosted or cloud environment. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, mobile broadband, and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery.

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

Results of Operations

Cloud-based hosted Services. Cloud-based hosted services revenue increased by $239,000, or 4% from the year ended July 31, 2019 to the year ended July 31, 2020. The increase in revenue between periods is primarily attributed to the increase in total customers between periods. Our total number of customers increased from 702 customers for the year ended July 31, 2019 to 728 customers for the year ended July 31, 2020.

Cost of Services (exclusive of depreciation and amortization). The cost of services decreased by $93,000, or 3%, from the year ended July 31, 2019 to the year ended July 31, 2020. The decrease in cost of services between periods is primarily attributed to the decrease in fixed costs and consolidation of our networks. In addition, our consolidated gross margin increased by $332,000 or 11%, from the year ended July 31, 2019 to the year ended July 31, 2020. The increase in gross margin between periods is attributed to a higher concentration of enterprise customers revenue, which generate a higher margin than services provided via resellers.

Selling, General and Administrative (SG&A) Expenses (exclusive of Stock compensation expense). SG&A expenses decreased by $185,000, or 6%, from the year ended July 31, 2019 to the year ended July 31, 2020. The decrease in SG&A is attributed to reduction of a few sales partners, customer care and technical support partners.

Stock Compensation expense. Stock compensation expense increased by $83,000, from the year ended July 31, 2018 to the year ended July 31, 2019. The increase between periods is attributed to the recognition of stock option expense of $377,000 recognized during the year ended July 31, 2020 associated with the stock options with multiple vesting periods that were awarded to various employees during FY2018, FY2019 and FY2020. The Company also recognized $501,000 in stock compensation for stock issued in lieu of cash payments to the Management team during the year ended July 31, 2020. The Company also recognized $233,633 in stock compensation expense associated with the funding of the 401(K)-profit sharing plan and recognized $15,000 in stock compensation expense to professionals for the year ended July 31, 2020.

Legal and professional fees. Legal and professional fees increased by $252,000, or 65%, from year ended July 31, 2019 to the year ended July 31, 2020. The increase between periods is attributed to the recognition during FY 2020 of $132,400 on professional fees related to mediation with two former employees and $202,000 in legal fees associated to the acquisitions.

Bad debt. Bad debt was a benefit of $5,000 for the year ended July 31, 2020; this was recognized for accounts that were previously deemed uncollectable.

Depreciation and amortization. Depreciation and amortization decreased by $56,000, from the year ended July 31, 2019 to the year ended July 31, 2020, mainly due to decrease in depreciation expense related to assets that reached their expected useful life.

Operating loss. The Company reported an operating loss of $2,112,000 for the fiscal period ended July 31, 2020 compared to an operating loss of $2,361,000 for the fiscal period ended July 31, 2019. The improvement in operating loss between periods is primarily due to the increase of $332,000 in gross margin, decrease of $185,000 in SG&A, decrease of $11,000 in bad debt expense and the decrease of $56,000 in depreciation and amortization expense. The positive improvements were offset by the increase of $83,000 in stock compensation expense and the increase of $252,000 in legal and professional fees.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments improved by $337,000 from the year ended July 31, 2019 to the year ended July 31, 2020. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized an improvement between periods.

Gain on settlement of debt. Gain on settlement of debt improved by $129,000 from year ended July 31, 2019 to the year ended July 31, 2020. During the year ended July 31, 2020 the Company issued 13,582,554 shares of common stock for the conversion of $370,000 on the outstanding principal balance on various promissory notes and $37,476 in accrued interest. At the time of issuance, the Company recognized $129,000 as a gain in settlement of debt.

Income tax benefit (expense). During the year ended July 31, 2020, the Company recognized an income tax benefit of $33,000. During the year ended July 31, 2019, the Company recognized an income tax expense of $47,000.

Interest expense. Interest expense decreased by $313,000 from the year ended July 31, 2019 to the year ended July 31, 2020. The Company recognized non-cash interest / accretion expense of $1,228,000 related to the adjustment to the present value of various convertible notes and debentures. Additionally, the Company recognized $547,000 in interest expense for cash interest payments on various promissory notes, $93,000 of interest paid in stock for various promissory notes.

Other income. Other income increased by $116,000 from the year ended July 31, 2019 to the year ended July 31, 2020. During the year ended July 31, 2020 the Company recognized as other income $100,000 for a settlement with one of our vendors, in addition the Company recognized $16,000 in interest income during the year ended July 31, 2020.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the year ended July 31, 2020 was $3,424,000 compared to a net loss for the year ended July 31, 2019 of $4,648,000. The improvement in net loss including noncontrolling interest between periods is primarily due to the decrease of $185,000 in SG&A, the decrease of $56,000 in depreciation expense, the improvement of $975,000 in other income and expenses and the improvement in gross margin of $332,000. The improvements were slightly offset by the increase of $83,000 in stock compensation expense and the increase of $252,000 in legal and professional fees.

Net loss attributable to the noncontrolling interest. Net loss attributable to the noncontrolling interest for the year ended July 31, 2020 was $47,000 compared to $128,000 for the year ended July 31, 2019.

Net income (loss) attributable to Digerati’s shareholders. Net loss for the year ended July 31, 2020 was $3,377,000 compared to a net loss for the year ended July 31, 2019 of $4,520,000.

Deemed dividend on Series A Convertible Preferred Stock Net income (loss). Dividend declared on convertible preferred stock for the year ended July 31, 2020 was $19,000 compared to a Deemed dividend on convertible preferred stock for the year ended July 31, 2019 of $29,000.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the year ended July 31, 2020 was $3,397,000 compared to a net loss for the year ended July 31, 2019 was $4,549,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $685,000 as of July 31, 2020. Net cash provided by operating activities during the year ended July 31, 2020 was approximately $54,000, primarily as a result of operating expenses, that included $1,127,000 in stock compensation and warrant expense, amortization of debt discount of $1,228,000, gain on derivative liability of $263,000, depreciation and amortization expense of $613,000. Additionally, we had an increase of $235,000 in accounts payable, increase in accrued expenses of $646,000, decrease in deferred income of $6,000, increase in accounts receivables of $60,000, a decrease in prepaid expenses and other current assets of $23,000 and a gain on settlement of debt of $134,000.

Cash used in investing activities during the year ended July 31, 2020 was $212,000 , which included $85,000 for the purchase of equipment and the cash paid of $127,000 for escrow deposits related to an acquisition.

Cash provided by financing activities during the year ended July 31, 2020 was $437,000. The Company secured $99,000 from the sale of common stock and $435,000 from convertible notes, net of issuance costs and discounts. The Company also secured $70,000 from borrowing from a related party, and $556,000 from borrowings from third party promissory notes. The Company made principal payments of $443,000 on related party notes, principal payments of $140,000 on convertible notes, $65,000 in principal payments on equipment financing, and payments of $75,000 on debt financing costs. Overall, our net operating, investing, and financing activities during the year ended July 31, 2020 provided approximately $279,000 to our available cash.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2021 we anticipate reducing fixed costs and general expenses, in addition, certain members of our management team have taken a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to invest in a new marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers to tap into new sources of revenue streams, we have also secured various agent agreements to accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees.

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

Our current cash expenses are expected to be approximately $95,000 per month, including wages, rent, utilities and corporate professional fees. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our ongoing operating expenses, or to pay our current liabilities. As of July 31, 2020, our total liabilities were approximately $6,963,000, which included $606,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $500,000 of additional working capital to fund our ongoing operations during Fiscal 2021. We used proceeds secured from convertible promissory notes to pay for operating expenses and we anticipate raising additional debt financing to meet our working capital needs.

Digerati’s consolidated financial statements for the year ending July 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $88,697,000 and a working capital deficit of approximately $5,316,000 which raises doubt about Digerati’s ability to continue as a going concern.

Critical Accounting Policies

Revenue Recognition. On August 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of August 1, 2018. Results for reporting periods beginning after August 1, 2018 are presented under Topic 606. There was no impact to the opening balance of accumulated deficit or revenues for the year ended July 31, 2019 as a result of applying Topic 606.

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

Disaggregation of Cloud software and service revenue

Summary of disaggregated revenue is as follows (in thousands):

	For the Years ended July 31,
	2020	2019

Cloud software and service revenue	$6,212	$5,847
Product revenue	67	193

Total operating revenues	$6,279	$6,040

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of July 31, 2020 and July 31, 2019, were $5,980 and $22,967, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of July 31, 2020 and July 31, 2019, were $148,000 and $153,000, respectively.

Costs to Obtain a Customer Contract

Sales commissions are paid upon collections of related revenue and are expensed during the same period. Sales commissions for the year ended July 31, 2020 and the year ended July 31, 2019, were $38,976 and $52,613, respectively.

Goodwill, Intangible Assets, and Long-Lived Assets. Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at July 31, 2020 and 2019 and determined that there was no impairment.

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

Business combinations. Each investment in a business is being measured and determined whether the investment should be accounted for as a cost-basis investment, an equity investment, a business combination, or a common control transaction. An investment in which the Company do not have a controlling interest and which the Company is not the primary beneficiary but where the Company has the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, the Company records the assets acquired and liabilities assumed at the management’s estimate of their fair values on the date of the business combination. The assessment of the estimated fair value of each of these can have a material effect on the reported results as intangible assets are amortized over various lives. Furthermore, according to ASC 805-50-30-5, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

Stock-based compensation. In June 2018 FASB adopted the Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This update simplifies the accounting for non-employee share-based payment transactions by expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. The Company adopted the updated standard as of May 1, 2018, adopting this guidance did not have a material effect on its consolidated financial statements. During FY 2020 and 2019, the Company issued 21,811,100 common shares and 1,827,927 common shares, respectively to various employees as part of our profit sharing-plan contribution and stock in lieu of cash. At the time of issuance during FY 2020 and 2019 we recognized stock-based compensation expense of approximately $801,891 and $312,328, respectively equivalent to the market value of the shares issued calculated based on the share’s closing price at the grant dates.

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

Treasury Shares. As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 9,000,000 treasury shares for consideration for future conversions and exercise of warrants. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of July 31, 2020, we believe that the treasury share reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

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

Our derivative liabilities as of July 31, 2020 and 2019 of $606,000 and $927,000, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

Fair value measurements at reporting date using:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		liabilities	inputs	inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes derivative liability at July 31, 2019	$927,171	-	-	$927,171
Convertible promissory notes derivative liability at July 31, 2020	$606,123	-	-	$606,123

The fair market value of all derivatives during the year ended July 31, 2020 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	83.28% - 268.02%
Risk-free interest rate	0.09% -2.67%
Expected term	0.01 - 1.00 years

Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2019	$927,171
Derivative from new convertible promissory notes recorded as debt discount	814,180
Derivative liability resolved to additional paid in capital due to debt conversion	(872,914)
Derivative gain	(262,314)
Balance at July 31, 2020	$606,123

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Digerati Technologies, Inc.

San Antonio, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digerati Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of July 31, 2020 and July 31, 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and July 31, 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

We have served as the Company’s auditor since 2018

October 29, 2020

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31,	July 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$685	$406
Accounts receivable, net	208	262
Prepaid and other current assets	361	107
Total current assets	1,254	775

LONG-TERM ASSETS:
Intangible assets, net	1,451	1,832
Goodwill, net	810	810
Property and equipment, net	431	579
Other assets	43	58
Investment in Itellum	185	185
Right-of-use asset	176	-
Total assets	$4,350	$4,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,487	$1,264
Accrued liabilities	1,840	1,493
Equipment financing	62	65
Convertible note payable, current, net $295 and $547, respectively	548	1,005
Note payable, current, related party, net of $0 and $7, respectively	78	383
Note payable, current, net $0 and $0, respectively	1,571	1,218
Deferred income	279	285
Derivative liability	606	927
Operating lease liability, current	99	-
Total current liabilities	6,570	6,640

LONG-TERM LIABILITIES:
Convertible debenture, net $0 and $29, respectively	-	21
Notes payable, related party, net $6 and $17, respectively	85	136
Note payable, net $0 and $0, respectively	193	-
Equipment financing	38	100
Operating lease liability	77	-
Total long-term liabilities	393	257

Total liabilities	6,963	6,897

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized
Convertible Series A Preferred stock, $0.001, 1,500,000 shares designated, 225,000 and 225,000 issued and outstanding, respectively	-	-
Convertible Series B Preferred stock, $0.001, 1,000,000 shares designated, 407,477 and 0 issued and outstanding, respectively	-	-
Convertible Series C Preferred stock, $0.001, 1,000,000 shares designated, 0 and 0 issued and outstanding, respectively	-	-
Series F Super Voting Preferred stock, $0.001, 100 shares designated, 100 and 0 issued and outstanding, respectively	-	-
Common stock, $0.001, 150,000,000 shares authorized, 101,323,590 and 23,740,406 issued and outstanding, respectively (9,000,000 reserved in Treasury)	101	24
Additional paid in capital	86,364	82,972
Accumulated deficit	(88,697)	(85,320)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(2,231)	(2,323)
Noncontrolling interest	(382)	(335)
Total stockholders’ deficit	(2,613)	(2,658)
Total liabilities and stockholders’ deficit	$4,350	$4,239

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years ended July 31,
	2020	2019
OPERATING REVENUES:
Cloud software and service revenue	$6,279	$6,040

Total operating revenues	6,279	6,040

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	3,035	3,128
Selling, general and administrative expense	4,106	4,208
Legal and professional fees	642	390
Bad debt	(5)	6
Depreciation and amortization expense	613	669
Total operating expenses	8,391	8,401

OPERATING LOSS	(2,112)	(2,361)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	263	(74)
Gain on settlement of debt	129	-
Income tax benefit (expense)	33	(47)
Other income	116	-
Interest expense	(1,853)	(2,166)
Total other income (expense)	(1,312)	(2,287)

NET LOSS INCLUDING NONCONTROLLING INTEREST	(3,424)	(4,648)

Less: Net loss attributable to the noncontrolling interests	47	128

NET LOSS ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	(3,377)	(4,520)

Deemed dividend on Series A Convertible preferred stock	(19)	(29)

NET LOSS ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(3,396)	$(4,549)

LOSS PER COMMON SHARE - BASIC	$(0.06)	$(0.27)

LOSS PER COMMON SHARE - DILUTED	$(0.06)	$(0.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	53,883,966	16,650,507

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	53,883,966	16,650,507

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED JULY 31, 2019 AND 2020

(In thousands, except for share amounts)

	Equity Digerati’s Shareholders
	Preferred								Additional		Other
	Convertible						Common		Paid-in	Accumulated	Comprehensive	Stockholders	Noncontrolling
	Series A Shares	Par	Series B Shares	Par	Series F Shares	Par	Shares	Par	Capital	Deficit	Income	Equity	Interest	Totals
BALANCE, July 31, 2018	-	-	-	-	-	-	12,775,143	$13	$79,993	$(80,800)	$1	$(793)	$(207)	$(1,000)
Amortization of employee stock options	-		-		-		-	-	419	-	-	419	-	419
Common stock issued for services, to employees	-	-	-	-	-	-	1,827,926	2	310	-	-	312	-	312
Common stock issued for services	-	-	-	-	-	-	925,000	1	248	-	-	249	-	249
Common stock issued for settlement of accounts payable	-	-	-	-	-	-	138,714	-	37	-	-	37	-	37
Common stock and warrants issued for cash	-	-	-	-	-	-	938,621	1	264	-	-	265	-	265
Common stock issued for investment in Itellum	-	-	-	-	-	-	500,000	1	84	-	-	85	-	85
Common stock issued for debt	-	-	-	-	-	-	288,000	-	43	-	-	43	-	43
Common Stock issued for debt conversion	-	-	-	-	-	-	4,592,002	5	311	-	-	316	-	316
Common stock issued concurrent with convertible debt							1,050,000	1	(1)	-	-	-	-	-
Common stock issued for debt extension	-	-	-	-	-	-	255,000	-	54	-	-	54	-	54
Common Stock issued for accrued interest payments on debt	-	-	-	-	-	-	375,000	-	60	-	-	60	-	60
Common stock issued, exercise of warrants	-	-	-	-	-	-	75,000	-	7	-	-	7	-	7
Convertible Series A Preferred stock issued for cash	225,000	-	-	-	-	-	-	-	225	-	-	225	-	225
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	823	-	-	823	-	823
Debt discount from warrants issued with debt	-	-	-	-	-	-	-	-	31	-	-	31	-	31
Warrants expense amortization	-	-	-	-	-	-	-	-	64	-	-	64	-	64
Beneficial conversion feature on Convertible Series A Preferred stock	-	-	-	-	-	-	-	-	29	-	-	29	-	29
Deemed dividend from beneficial conversion feature on Convertible Series A Preferred stock	-	-	-	-	-	-	-	-	(29)	-	-	(29)	-	(29)
Net Ioss	-	-	-	-	-	-	-	-	-	(4,520)	-	(4,520)	(128)	(4,648)
BALANCE, July 31, 2019	225,000	-	-	-	-	-	23,740,406	$24	$82,972	$(85,320)	$1	$(2,323)	$(335)	$(2,658)
Amortization of employee stock options	-	-	-	-	-	-	-	-	377	-	-	377	-	377
Common stock issued for services, to employees	-	-	-	-	-	-	21,811,100	22	780	-	-	802	-	802
Common stock issued for services	-	-	-	-	-	-	400,000	1	15	-	-	16	-	16
Common stock issued for cash	-	-	-	-	-	-	3,893,625	4	95	-	-	99	-	99
Common stock issued for accrued interest payments on debt	-	-	-	-	-	-	392,912	-	19	-	-	19	-	19
Common stock issued, settlement of debt	-	-	-	-	-	-	200,000	-	5	-	-	5	-	5
Common stock issued, extension of debt	-	-	-	-	-	-	780,000	-	50	-	-	50	-	50
Common stock issued for debt conversion	-	-	-	-	-	-	35,936,326	36	489	-	-	525	-	525
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	500,000	-	12	-	-	12	-	12
Convertible Series B Preferred stock and common stock issued for debt settlement	-	-	407,477	-	-	-	13,582,554	14	672	-	-	686	-	686
Common stock issued for conversion of Convertible Series A Preferred stock	(25,000)	-	-	-	-	-	86,667	-	-	-	-	-	-	-
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	872	-	-	872	-	872
Convertible Series A Preferred stock and warrants issued for AP settlement	25,000	-	-	-	-	-	-	-	25	-	-	25	-	25
Super Voting Preferred Stock Series F	-	-	-	-	100	-	-	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	-	-	-	(19)	-	-	(19)	-	(19)
Net Ioss	-	-	-	-	-	-	-	-	-	(3,377)	-	(3,377)	(47)	(3,424)
BALANCE, July 31, 2020	225,000	-	407,477	-	100	-	101,323,590	$101	$86,364	$(88,697)	$1	$(2,231)	$(382)	$(2,613)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years ended July 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,424)	$(4,648)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	613	669
Stock compensation and warrant expense	1,127	1,044
Bad debt expense (recovery)	(5)	6
Loss on AP settled with stock	-	5
Interest expense from stock issued for debt extension	-	24
Amortization of ROU asset - operating	140	-
Amortization of debt discount	1,228	1,466
Loss (Gain) on derivative liabilities	(263)	74
Gain settlement of debt	(134)	-
Changes in operating assets and liabilities:
Accounts receivable	60	(40)
Prepaid expenses and other current assets	(23)	18
Right of use operating lease liability	(140)	-
Accounts payable	235	171
Accrued expenses	646	661
Deferred income	(6)	23
Net cash provided by (used in) operating activities	54	(527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(85)	(52)
Cash paid for escrow deposit related to acquisition	(127)	(83)
Net cash used in investing activities	(212)	(135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock and warrants	99	473
Borrowings from convertible debt, net of original issuance cost and discounts	435	1,044
Borrowings from related party note, net	70	25
Borrowings from third party promissory notes, net	556	100
Principal payments on convertible notes, net	(140)	(651)
Principal payments on related party notes, net	(443)	(153)
Principal payments on third party promissory notes, net	-	(125)
Principal payment on equipment financing	(65)	(33)
Payment of debt financing cost	(75)	-
Net cash provided by financing activities	437	680

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	279	18
CASH AND CASH EQUIVALENTS, beginning of period	406	388

CASH AND CASH EQUIVALENTS, end of period	$685	$406

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$547	$541
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from warrants issued with debt	$-	$31
Debt discount from common stock issued with debt	$12	$43
Debt discount from derivative liabilities	$814	$1,044
Debt from assignment of accrued interest	$113	$-
Capitalization of ROU assets and liabilities - operating	$316	$-
Preferred Stock Series A and warrants issued for AP settlement	$25	$-
Preferred Stock Series B issued for debt conversion and settlement	$408	$-
Common Stock issued for debt conversion	$525	$316
Common Stock issued for interest payment	$18	$60
Common Stock issued for debt extension	$50	$29
Deemed dividend on Series A Convertible preferred stock	$-	$29
Dividend declared	$19	$-
Derivative liability resolved to APIC due to debt conversion	$872	$823
Capitalized expense related to debt financing cost	$13
Equipment Financing on purchased assets	$-	$104
Stock issued for investment in Itellum	$-	$85
Note payable issued for investment in Itellum	$-	$18

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Digerati Technologies, Inc. (“we”, “our”, “Company” or “Digerati”) was incorporated in the state of Nevada on May 24, 2004. Digerati is a diversified holding company that has no independent operations apart from its subsidiaries. Through our operating subsidiaries in Texas and Florida, T3 Communications, Inc., and Shift8 Networks, Inc., dba, T3 Communications, we provide cloud services specializing in Unified Communications as a Service (“UCaaS”) solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud WAN (SD WAN) solutions. Our services are designed to provide enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted IP/PBX, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™.

Principles of Consolidation. The consolidated financial statements include the accounts of Digerati, and its subsidiaries, which are majority owned by Digerati In accordance with ASC 810-10-05. All significant inter-company transactions and balances have been eliminated.

Cost Method Investment. The Company holds a minority interest in Itellum. The Company has no influence over the operating and financial policies of Itellum. The Company has no controlling interest, is not the primary beneficiary and does not have the ability to exert significant influence. As a result, we accounted for this investment using the cost method of accounting.

Prepaid Acquisition costs & debt financing costs. The Company entered into a definitive agreement to acquire a service provider in South Florida of UCaaS and managed services, offering a portfolio of cloud-based solutions to the high-growth SMB market.  In addition, the Company entered into a Letter of Intent (LOI) for an acquisition. The Company expects closing on the two acquisitions during the quarter ending October 31, 2020. During the year ending July 31, 2020, the Company advanced $127,000 towards acquisition costs and $75,000 as financing costs. In addition, the Company capitalized $13,000 legal costs incurred during the year as financing costs. As of July 31, 2020, these advances are reflected as prepaids in the Company’s balance sheet. As of the date of this filing, the Company has advanced $240,000 as part of multiple extension fees, upon closing, these amounts will be applied to the purchase price. In addition, the Company advanced $325,000 towards the financing costs.

Gain on settlement of debt. During the year ended July 31, 2020 the Company recognized as other income $100,000 for a settlement with one of our vendors.

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

Concentration of Credit Risk. Financial instruments that potentially subject Digerati to concentration of credit risk consist primarily of trade receivables. In the normal course of business, Digerati provides credit terms to its customers. Accordingly, Digerati performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. Digerati maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. Digerati has not experienced any losses in such accounts and Digerati does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Revenue Recognition. On August 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of August 1, 2018. Results for reporting periods beginning after August 1, 2018 are presented under Topic 606. There was no impact to the opening balance of accumulated deficit or revenues for the year ended July 31, 2019 as a result of applying Topic 606.

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

Disaggregation of Cloud-based hosted revenues

Summary of disaggregated revenue is as follows (in thousands):

	For the Years ended July 31,
	2020	2019

Cloud software and service revenue	$6,212	$5,847
Product revenue	67	193

Total operating revenues	$6,279	$6,040

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of July 31, 2020 and July 31, 2019, were $5,980 and $22,967, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of July 31, 2020 and July 31, 2019, were $148,000 and $153,000, respectively.

Customer deposits.

The Company in some instances requires customers to make deposits for equipment, installation charges and training. As equipment is installed and training takes places the deposits are then applied to revenue. As of July 31, 2020, and 2019, Digerati’s customer deposits balance was $131,000 and $132,000, respectively.

Costs to Obtain a Customer Contract

Sales commissions are paid upon collections of related revenue and are expensed during the same period. Sales commissions for the year ended July 31, 2020 and the year ended July 31, 2019, were $38,976 and $52,613, respectively.

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

Allowance for Doubtful Accounts.

Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2020, and 2019, Digerati’s allowance for doubtful accounts balance was $124,000 and $115,000, respectively.

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

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at July 31, 2020 and determined that there was no impairment.

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

Business combinations. Each investment in a business is being measured and determined whether the investment should be accounted for as a cost-basis investment, an equity investment, a business combination, or a common control transaction. An investment in which the Company do not have a controlling interest and which the Company is not the primary beneficiary but where the Company has the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, the Company records the assets acquired and liabilities assumed at the management’s estimate of their fair values on the date of the business combination. The assessment of the estimated fair value of each of these can have a material effect on the reported results as intangible assets are amortized over various lives. Furthermore, according to ASC 805-50-30-5, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

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

Treasury Shares. As a result of entering into various convertible debt instruments, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 9,000,000 treasury shares for consideration for future conversions and exercise of warrants. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of July 31, 2020, we believe that the treasury share reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

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

Our derivative liabilities as of July 31, 2020 and 2019 of $606,000 and $927,000, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical liabilities	Significant other Observable inputs	Significant Unobservable inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Convertible promissory notes derivative liability at July 31, 2019	$927,171	-	-	$927,171
Convertible promissory notes derivative liability at July 31, 2020	$606,123	-	-	$606,123

The fair market value of all derivatives during the year ended July 31, 2020 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	83.28% - 268.02%
Risk-free interest rate	0.09% -2.67%
Expected term	0.01 - 1.00 years

Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2018	$632,268
Derivative from new convertible promissory notes recorded as debt discount	1,043,834
Derivative liability resolved to additional paid in capital due to debt conversion	(822,922)
Derivative loss	73,991
Balance at July 31, 2019	$927,171
Derivative from new convertible promissory notes recorded as debt discount	814,180
Derivative liability resolved to additional paid in capital due to debt conversion	(872,914)
Derivative loss	(262,314)
Balance at July 31, 2020	$606,123

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

Since January 1, 2007, Digerati accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, Digerati recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of July 31, 2020, we have no liability for unrecognized tax benefits.

Stock-based compensation. In June 2018 FASB adopted the Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This update simplifies the accounting for non-employee share-based payment transactions by expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. The Company adopted the updated standard as of May 1, 2018, adopting this guidance did not have a material effect on its consolidated financial statements. During FY 2020 and 2019, the Company issued 21,811,100 common shares and 1,827,927 common shares, respectively to various employees as part of our profit sharing-plan contribution and stock in lieu of cash. At the time of issuance during FY 2020 and 2019 we recognized stock-based compensation expense of approximately $1,127,000 and $1,044,000, respectively equivalent to the market value of the shares issued calculated based on the share’s closing price at the grant dates.

Basic and diluted net income (loss) per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended July 31, 2020 and 2019, potential dilutive securities including options and warrants were not included in the calculation of diluted net (loss) per common share. Potential dilutive securities, which are not included in dilutive weighted average shares are as follows:

	7/31/2020	7/31/2019
Options to purchase common stock	5,000,000	4,940,000
Warrants to purchase common stock	2,240,000	2,700,000
Convertible debt	37,304,080	13,113,643
Total:	44,544,080	20,753,643

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

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive income (loss). For the year ended July 31, 2020 and 2019, the Company recognized a noncontrolling deficits of $47,000 and $128,000, respectively.

Recently issued accounting pronouncements. Recent accounting pronouncements, other than below, issued by the Financial Accounting Standards Board (“FASB”) (including its Emerging Issues Task Force), the AICPA and the SEC did not, or are not, believed by management to have a material effect on the Company’s present or future financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with a duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or Operating lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018.  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided additional implementation guidance on the previously issued ASU. The Company adopted the new guidance on August 1, 2019, using modified retrospective transition approach and recorded $316,411 as right-of-use assets and operating lease liabilities on day 1.

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential on its financial statements.

NOTE 2 – GOING CONCERN

Financial Condition

Digerati’s consolidated financial statements for the year ending July 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Digerati has incurred net losses and accumulated a deficit of approximately $88,697,000 and a working capital deficit of approximately $5,316,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Management believes that current available resources will not be sufficient to fund the Company’s operations over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements, and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

The Company will continue to work with various funding sources to secure additional debt and equity financings. However, Digerati cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Digerati’s consolidated financial statements as of July 31, 2020 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

During FY 2008, Digerati made a loan of $150,000 to NetSapiens Inc. The note receivable had a maturity date of June 26, 2008 with interest at 8% per year. The note was secured by NetSapiens’ proprietary Starter Platform License and SNAPsolution modules. On June 26, 2008 Digerati converted the outstanding interest and principal balance into a lifetime and perpetual NetSapiens’ License. The License provides Digerati with the ability to offer Hosted PBX (Private Branch eXchange), IP Centrex application, prepaid calling, call center, conferencing, messaging and other innovative telephony functionality necessary to offer standard and/or custom services to enterprise markets. The NetSapiens’ License, in the amount of $150,000, is being amortized equally over a period of 10 years. For the years ended July 31, 2020 and 2019, amortization totaled approximately $0 and $0, respectively. As of July 31, 2020, the NetSapiens’ License is fully amortized.

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

For the years ended July 31, 2020 and 2019, amortization expense for the acquired intangible was $25,504 and $60,500, respectively.

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

	T3	Useful life (years)
Customer relationships	$1,480,000	7
Marketing & Non-compete	800,000	5
Goodwill	530,353	-

Total	$2,810,353

For the years ended July 31, 2020 and 2019, amortization expense for the acquired assets totaled approximately $371,000 and $371,000, respectively.

Intangible assets at July 31, 2020 and 2019 are summarized in the tables below:

July 31, 2020	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(20,672)	19,328
Customer relationships, 7 years	1,480,000	(487,505)	992,495
Marketing & Non-compete, 5 years	800,000	(360,000)	440,000
Total Define-lived Assets	2,470,000	(1,018,177)	1,451,823
Goodwill, Indefinite	810,353	-	810,353
Balance, July 31, 2020	$3,280,353	$(1,018,177)	$2,262,176

July 31, 2019	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(12,672)	27,328
Customer relationships, 7 years	1,480,000	(276,077)	1,203,923
Marketing & Non-compete, 5 years	800,000	(200,000)	600,000
Total Define-lived Assets	2,470,000	(638,749)	1,831,251
Goodwill, Indefinite	810,353	-	810,353
Balance, July 31, 2019	$3,280,353	$(638,749)	$2,641,604

Total amortization expense for the periods ended July 31, 2020 and 2019 was approximately $379,000 and $379,000, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Following is a summary of Digerati’s property and equipment at July 31, 2020 and 2019 (in thousands):

	Useful lives	2020	2019
Telecom equipment & software	1-5 years	$1,064	$978
Less: accumulated depreciation		(633)	(399)
Net–property and equipment		$431	$579

The Company uses straight-line depreciation, for the years ended July 31, 2020 and 2019, depreciation totaled approximately $234,000 and $289,000, respectively.

NOTE 5 – INCOME TAXES

Digerati files a consolidated tax return. The current tax year is subject to examination by the Internal Revenue Service and certain state taxing authorities. As of July 31, 2020, Digerati had net operating loss carryforwards of approximately $8,157,234 to reduce future federal income tax liabilities; the loss carryforwards will start to expire in 2020. Under the recently enacted Tax Cuts and Jobs Act (TCJA), the new effective Corporate flat tax rate is 21% (effective for tax years beginning after December 31, 2017). Income tax benefit (provision) for the years ended July 31, 2020 and 2019 are as follows:

The effective tax rate for Digerati is reconciled to statutory rates as follows:

	2020	2019
Expected Federal benefit (provision), at statutory rate	21.0%	21.0%
Change in valuation allowance	(21.0)%	(21.0)%
	0.0%	0.0%

Deferred tax assets are comprised of the following as of July 31, 2020 and 2019:

	2020	2019
Net operating loss carryover	$1,713,019	$1,805,310
Valuation allowance	(1,713,019)	(1,805,310)
Total deferred tax asset, net	$-	$-

At July 31, 2020, realization of Digerati’s deferred tax assets was not considered likely to be realized. The change in the valuation allowance for 2020 was resulted in a decrease of approximately $92,291. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in Digerati’s combined financial statements. The current year remains open to examination by the major taxing jurisdictions in which Digerati is subject to tax. The Company files a calendar year return, and the net operating loss was adjusted for the fiscal year ended July 31, 2020.

During the year ended July 31, 2020 the Company issued 77,583,184 common shares, and under our initial assessment this will likely result in a change of control and the net operation loss (NOL’s) became subject to the separate return limitation year. We will evaluate during the tax year and consider the limitations.

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

During the year ended July 31, 2019, we issued:

●	635,156 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $114,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	100,000 options to purchase common shares to a member of the Board of Directors with an exercise price of $0.18 per share and a term of 5 years. The options vest equally over a period of one year. At the time of issuance the options had a fair market value of $11,406.

●	1,725,000 options to purchase common shares to members of the Management team with an exercise price of $0.19 per share and a term of 5 years. The options vest equally over a period of one year. At the time of issuance the options had a fair market value of $217,263.

●	250,000 options to purchase common shares to an employee with an exercise price of $0.25 per share and a term of 5 years. The options vest equally over a period of two years. At the time of issuance, the options had a fair market value of $39,175.

●	1,192,770 common shares to members of the Management team for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $198,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	1,350,000 shares of common stock to the Executive Officers, with a market value at time of issuance of $256,500, the Stock Grant will vest upon the earlier of the Company achieving $15 million in annualized revenue or listing on a primary stock exchange (e.g. NASDAQ or NYSE American) and will be subject to adjustment for any forward or reverse split of the Company’s stock. The Company recognized approximately $85,500 in stock-based compensation expense related to this issuance during the year ended July 31, 2019. Unamortized compensation cost totaled $171,000 at July 31, 2019.

During the year ended July 31, 2019 we issued the following to non-employee professionals:

●	In November 2018, the Company issued an aggregate of 200,000 shares of common stock with a market value at time of issuance of $69,600. The shares were issued for consulting services.

●	In February 2019, the Company issued an aggregate of 325,000 shares of common stock with a market value at time of issuance of $78,000. The shares were issued for consulting services.

●	In February 2019, the Company issued an aggregate of 400,000 shares of common stock with a market value at time of issuance of $100,000. The shares were issued for consulting services.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	178.79% - 260.07%
Risk-free interest rate	1.84% - 2.73%
Expected term	1.0 - 2.0 years

During the year ended July 31, 2020, we issued:

●	On August 26, 2019, the Company issued 60,000 options to purchase common shares to an employee with an exercise price of $0.12 per share and a term of 5 years. The options vest equally over a period of three years. At the time of issuance, the options had a fair market value of $7,158.

●	October 31, 2019, the Company issued 3,952,095 common shares to the Executive Officers for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $276,646 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	On October 31, 2019, the Company issued 1,337,325 shares of common stock to the Executive Officers, with a market value at time of issuance of $93,612 the stock was issued as payment for $26,612 of outstanding compensation expense and released of accrued liability of $67,000.

●	On January 2, 2020, the Company issued 5,012,658 common shares to the Executive Officers for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $198,000 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	On February 24, 2020, the Company issued 11,509,022 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $233,633 equivalent to the value of the shares calculated based on the share’s closing price at the grant date.

During the year ended July 31, 2020 we issued the following to non-employee professionals:

●	In December 2019, the Company issued 400,000 shares of common stock with a market value at time of issuance of $15,240. The shares were issued for consulting services.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	317.52%
Risk-free interest rate	1.47%
Expected term	3.0 year

Digerati recognized approximately $1,112,000 and $733,000 in stock-based compensation expense to employees during the years ended July 31, 2020 and 2019, respectively. Unamortized compensation cost totaled $63,203 and $433,608 at July 31, 2020 and July 31, 2019, respectively.

A summary of the stock options as of July 31, 2020 and July 31, 2019 and the changes during the years ended July 31, 2020 and July 31,2019:

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (years)

Outstanding at July 31, 2018	3,415,000	$0.33	4.58
Granted	2,075,000	$0.20	4.58
Exercised	-	-	-
Forfeited and cancelled	(550,000)	$0.36	3.39
Outstanding at July 31, 2019	4,940,000	$0.27	3.65
Granted	60,000	$0.12	4.07
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2020	5,000,000	$0.27	2.66
Exercisable at July 31, 2020	4,717,699	$0.26	2.62

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 5,000,000 and 4,940,000 stock options outstanding at July 31, 2020 and July 31, 2019 was $0 and $0, respectively.

The aggregate intrinsic value of 4,717,699 and 3,452,405 stock options exercisable at July 31, 2020 and July 31, 2019 was $0 and $0, respectively.

NOTE 7 – WARRANTS

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

During the year ended July 31, 2020, we issued the following warrants.

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

A summary of the warrants as of July 31, 2020 and 2019 and the changes during the years ended July 31, 2020 and 2019 are presented below:

			Weighted-average
		Weighted-average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2018	2,370,000	$0.28	2.90
Granted	665,000	$0.18	2.61
Exercised	(75,000)	$0.10	2.15
Forfeited and cancelled	(260,000)	$0.15	3.75
Outstanding at July 31, 2019	2,700,000	$0.32	2.19
Granted	50,000	$0.20	2.25
Exercised	-	-	-
Expired	(510,000)	$0.29	-
Outstanding at July 31, 2020	2,240,000	$0.33	1.61
Exercisable at July 31, 2020	1,940,000	$0.22	1.49

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 2,240,000 and 2,700,000 warrants outstanding at July 31, 2020 and July 31, 2019 was $6,160 and $63,602, respectively.

The aggregate intrinsic value of 1,940,000 and 2,400,000 warrants exercisable at July 31, 2020 and July 31, 2019 was $6,160 and $63,602, respectively.

Warrant expense for the years ended July 31, 2020 and 2019 was $0 and $64,000, respectively. Unamortized warrant expense totaled $0 and $0 respectively as of July 31, 2020 and July 31, 2019.

In January 2020, 300,000 warrants expired with an exercise price pf $0.136. These warrants were issued in January 2015.

In July 2020, 210,000 warrants expired with an exercise price pf $0.50. These warrants were issued in July 2017.

In December 2017, the Company issued 100,000 warrants to a consultant for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.50. Under a Black-Scholes valuation the fair market value of the warrants at time of issuance was approximately $49,000, the Company amortized the fair market value as warrant expense over 12 months. Additionally, the Company committed to issue 100,000 warrants if the Company’s stock price traded at $0.75 per share for 10 consecutive days, to issue 100,000 warrants if the Company’s stock price traded at $1.00 per share for 10 consecutive days, and to issue 100,000 warrants if the Company’s stock price traded at $1.25 per share for 10 consecutive days. Under a Black-Scholes valuation the fair market value of the warrants at time of issuance was approximately $143,000, and the Company amortized the expense during FY2018. The 300,000 commitment warrants have not vested and have not been issued since the requirements were not achieved during the year ended July 31, 2020.

NOTE 8 – NON-STANDARDIZED PROFIT-SHARING PLAN

We currently provide a Non-Standardized Profit-Sharing Plan, adopted September 15, 2006. Under the plan our employees qualify to participate in the plan after one year of employment. Contributions under the plan are based on 25% of the annual base salary of each eligible employee up to $54,000 per year. Contributions under the plan are fully vested upon funding.

During the years ended July 31, 2020 and July 31, 2019, the Company issued 11,509,022 and 635,156 respectively, common shares to various employees as part of the Company’s profit-sharing plan contribution. The Company recognized stock-based compensation expense for July 31, 2020 and July 31, 2019 of $233,633 and $114,000, respectively, equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

NOTE 9 – SIGNIFICANT CUSTOMERS

During the years ended July 31, 2020 and 2019, the Company did not derive a significant amount of revenue from one single customer.

As of the year ended July 31, 2020, the company derived 12% of total accounts receivable from one customer. During the year ended July 31, 2019, the company did not derive a significant balance on accounts receivable from one single customer.

NOTE 10 – NOTES PAYABLE NON-CONVERTIBLE

On April 30, 2018, T3 Communications, Inc., a Nevada corporation (“T3”), our majority owned subsidiary, entered into a secured promissory note for $650,000 with an effective annual interest rate of 0% and a maturity date of May 14, 2018, provided, however, the Maturity Date will automatically be extended by one (1) additional period of thirty (30) days, until June 14, 2018. In addition, T3 entered into a Security Agreement, whereby T3 agreed to pledge one third of the outstanding shares of its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. Furthermore, a late fee of $3,000 per calendar week was accessed beginning on May 15, 2018 and will continue until the principal balance is paid in full. On May 6, 2020, the Company received an additional $50,000 from the lender and increased the principal of the promissory note to $700,000. On October 14, 2020, the lender agreed to extend the maturity date until October 31, 2020, we are currently paying a $3,250 per week late fee. As of July 31, 2020, and July 31, 2019, the outstanding principal balance were $700,000 and $650,000, respectively.

On April 30, 2018, T3 entered into a credit facility under a secured promissory note of $500,000, interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month and a maturity date of April 30, 2020. Collateralized by T3’s accounts receivables and with an effective annual interest rate of prime plus 5.25%, adjusted quarterly on the first day of each calendar quarter. However, the rate will never be less than 9.50% per annum. In the event of default, the interest rate will be the maximum non-usurious rate of interest per annum permitted by whichever of applicable United States federal law or Louisiana law permits the higher interest rate. T3 agreed to pay the lender a commitment fee of 1.00% upon payment of the first interest payment under the credit facility and 1.00% on the first anniversary of the credit facility. In addition, T3 agreed to pay a monitoring fee of 0.33% of the credit facility, payable in arrears monthly. T3 also agreed to pay an over-advance fee of 3.00% of the amount advanced in excess of the borrowing base or maximum amount of the credit facility, payable in arrears monthly. As of July 31, 2020, the Lender agreed to waive the following financial covenants: 1) A consolidated debt service coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, 2) A fixed charge coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, and 3) A tangible net worth, at all times of at least $100,000. On April 10, 2020, the Company increased the credit facility to $600,000 and the lender agreed to extend the maturity date until April 10, 2022. In addition, the Company agreed to a revised effective annual interest rate of prime plus 5.75%, adjusted quarterly on the first day of each calendar quarter. However, the rate will never be less than 11.00% per annum. During the year ended July 31, 2020, the Company received an additional $100,000 from the lender. As of July 31, 2020, and July 31, 2019, the outstanding principal balance were $600,000 and $500,000, respectively.

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. In February 2020, the maturity date was extended to December 31, 2020. In conjunction with the extension, the Company issued 40,000 shares of common stock. At issuance, the fair market value of the shares was recorded as interest expense of $800. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. The outstanding balance as of July 31, 2020 and July 31, 2019 was $50,000.

On June 14, 2019, the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a 12% minority interest in Itellum Comunicacions Costa Rica, S.R.L. In conjunction with this transaction, we entered into a non-recourse promissory note for $17,500 with an effective annual interest rate of 8% and an initial maturity date of September 14, 2019. On February 15, 2020, the maturity date was extended to July 31, 2020. In addition, the holder agreed to accept 200,000 shares of common stock as a principal payment on the note for $10,000, at the time of issuance the Company recognized $5,400 as a gain on settlement of debt. On August 1, 2020, the lender agreed to extend the maturity date to October 31, 2020. The outstanding balance as of July 31, 2020 and July 31, 2019, were $7,500 and $17,500, respectively.

On February 26, 2020, the Company entered into a secured promissory note for $30,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020. Subsequently, the note holder agreed to extend the maturity date until August 31, 2020. As of the date of this filing, the Company is working with the lender to extend the maturity date. The proceeds from this note were used to extend the closing date of the acquisition of Nexogy, the funds are for the benefit of owners of Nexogy, and the funds will be credited to the purchase price at Closing of the acquisition. The Company included the prepaid amounts in other current assets as of July 31, 2020. The promissory note is secured by the Company’s receivables. The outstanding balance as of July 31, 2020 and 2019, were $30,000 and $0, respectively.

On April 22, 2020, the Company, entered into two unsecured promissory notes (the “Notes”) for $62,500 and $86,000 made to the Company under the Paycheck Protection Program (the “PPP”). In addition, on May 4, 2020, the Company, entered into a third unsecured promissory note (the “Note”) for $213,100 made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The loans to the Company was made through The Bank of San Antonio (the “Lender”).

The Notes provide for an interest rate of 1.00% per year and matures two years after the issuance date. Beginning on the seventh month following the date of the Notes, the Company is required to make 18 monthly payments of principal and interest in the amount of $8,316 and $11,933, respectively. The Notes may be used for payroll costs, costs related to certain group health care benefits and insurance premiums, rent payments, utility payments, mortgage interest payments and interest payments on any other debt obligation that were incurred before February 15, 2020. The Notes contain events of default and other conditions customary for a Note of this type.

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

On July 2, 2020, the Company entered into an unsecured promissory note for $15,000 with an effective annual interest rate of 10% and a maturity date of October 31, 2020. As of July 31, 2020, and 2019, the principal balance outstanding, were $15,000 and $0, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

On April 30, 2018, T3 entered into a convertible secured promissory note for $525,000 with an effective annual interest rate of 8% and a maturity date of April 30, 2020. With a principal payment of $100,000 due on June 1, 2018 and a principal payment of $280,823 due on April 30, 2020. Payment are based on a 60-month repayment schedule. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under the Note or the Pledge and Escrow Agreement; or (ii) mutual agreement between the Borrower and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, Premium, if applicable, and any other sums due and payable hereunder (such total amount, the “Conversion Amount”) into shares of Common Stock (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) a conversion price of $1.50 per share of Common Stock, which price shall be indicated in the conversion notice (the denominator) (the “Conversion Price”). The Holder shall submit a Conversion Notice indicating the Conversion Amount, the number of Conversion Shares issuable upon such conversion, and where the Conversion Shares should be delivered. The promissory note is secured by a Pledge and Escrow Agreement, whereby T3 agreed to pledge 51% of the securities owned in its Florida operations, T3 Communications, Inc., until the principal payment is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was $19,267 and was recognized as a discount on the promissory note. The Company amortized as interest expense during the year ended July 31, 2020 and July 31, 2019, $7,297 and $6,395, respectively. The total unamortized discount as of July 31, 2020 and July 31, 2019 were $0 and $7,297, respectively. In addition, during the year ended July 31, 2020, the Company paid in full the total outstanding balance of $332,985. In May 2020, the Company executed a Settlement Agreement and Mutual release, whereby the lender released the Company of any pledged collateral and any other obligation under the promissory note. One of the note holders also serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

On May 1, 2018, T3 entered into a secured promissory note for $275,000 with an effective annual interest rate of 8.08% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by T3 in its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $26,543 and was recognized as a discount on the promissory note. The company amortized as interest expense during the year ended July 31, 2020 and July 31, 2019, $10,386 and $7,738, respectively. The total unamortized discount as of July 31, 2020 and July 31, 2019 were $6,300 and $16,686, respectively. During the year ended July 31, 2020, the Company paid $57,098, of the principal balance. The total principal outstanding as of July 31, 2020 and July 31, 2019 were $152,634 and $209,732, respectively. The note holder also serves as Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

On February 27, 2020, the Company entered into an unsecured promissory note for $70,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020. Subsequently, the note holder agreed to extend the maturity date until August 31, 2020. In addition, the Company agreed to pay the lender in services provided by the Company, and any unpaid principal and accrued interest will be paid in cash. During the years ended July 31, 2020 and July 31, 2019, the Company provided VoIP Hosted and fiber services of $161,264  and $82,128, respectively. The proceeds from this note were used to extend the closing date of the Nexogy acquisition, the funds are an advance to the purchase price for the benefit of Nexogy owners , the funds will be credited to the purchase price at Closing of the Acquisition. The Company included the prepaid amounts in other current assets as of July 31, 2020. The total principal outstanding as of July 31, 2020 was $16,298. On August 3, 2020, the promissory note was paid in full. The note holder also serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

At July 31, 2020 and 2019, convertible notes payable consisted of the following:

	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2020	2019
Two (2) Convertible Notes payable for $250,000 each issued in March 2018, bearing interest at a rate of 12% per annum and a maturity date of September 15, 2018, subsequently extended until December 14, 2018. In conjunction with the notes, the Company issued 300,000 warrants, the warrants vested at time of issuance. The warrants had a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $126,538 and was recognized as a discount on the promissory notes. The company amortized $84,433 as a non-cash interest during the years ended July 31, 2019. The total unamortized discount as of July 31, 2019 was $0. The Conversion Price shall be the greater of: (i) the Variable Conversion Price or (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall be equal to the average closing price for Digerati’s Common Stock (the “Shares”) for the ten (10) Trading Day period immediately preceding the Conversion Date. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The “Fixed Conversion Price” shall mean $0.50. On December 27, 2018, the noteholders agreed to extend the maturity date on the notes until September 14, 2019. In addition, as part of the amendment, the Company agreed to modify the “Fixed Conversion Price” to $0.35. In November 2019, the Company issued 110,830 shares of common stock for payment of $7,500 in accrued interest. On October 7, 2019, the holders agreed to extend the maturity date until March 30, 2020. As part of the amendments, the Company agreed to issue 400,000 shares of common stock. Under a Black-Scholes valuation the relative fair market value of the shares of common at time of issuance was approximately $40,000 and was recognized as a discount on the promissory notes over the extended period. The Company amortized the total discount of $40,000 during the year ended July 31, 2020. The total unamortized discount as of July 31, 2020 and July 31, 2019 were $0 and $0, respectively. On April 30, 2020, the Company settled the total debt of $500,000 and accrued interest of $37,500 and issued 8,958,334 shares of common stock and 268,750 shares of Convertible Series B preferred stock for the settlement. At the time of issuance, the Company recognized a gain in settlement of debt $85,104.	$-	$500,000

Convertible promissory notes for $272,000 issued on June 19, 2018, bearing interest at a rate of 10% per annum, with an initial maturity date of April 10, 2019. In conjunction with the Notes, the Company issued 255,000 warrants under the promissory notes, the warrants vested at time of issuance. The warrants have a term of 3 years, with an exercise price of $0.10. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $118,400 and was recognized as a discount on the promissory notes. The Company amortized $109,552 as a non-cash interest during the year ended July 31, 2019. On March 29, 2019, the Company entered into a First Amendment to the Promissory Notes, under the amendments the note holders agreed to extend the maturity date until June 30, 2019. In addition, as part of the amendments, the Company agreed to issue 85,000 shares of common stock. The shares were recorded as debt discount of $17,425 and amortized over the remaining term of the notes. The Company amortized $17,425 as a non-cash interest during the years ended July 31, 2019. The holders may elect to convert up to 50% of the principal amount outstanding on the Notes into Common Stock of Digerati at any time after 90 days of funding the Notes. The Conversion Price shall be the greater of: (i) the Variable Conversion Price or (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall be equal to the average closing price for Digerati’s Common Stock (the “Shares”) for the ten (10) Trading Day period immediately preceding the Conversion Date. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The “Fixed Conversion Price” shall mean $0.50. On June 30, 2019, the Company entered into a Second Amendment to the Promissory Notes, under the amendments the note holders agreed to extend the maturity date until November 30, 2019. In addition, as part of the amendments, the Company agreed to issue 85,000 shares of common stock. The shares were recorded as debt discount of $14,450 and amortized over the remaining term of the notes. The Company amortized $11,560 and $2,890 as a non-cash interest during the year ended July 31, 2020 and July 31, 2019, respectively. The total unamortized discount as July 31, 2020 and July 31, 2019 for the issuance of the second amendment shares were $0 and $11,560, respectively. In addition, in November 2019, the Company issued 172,055 shares of common stock for payment of $6,882 in accrued interest On February 19, 2020, the Company issued 110,027 shares of common stock for payment of accrued interest and a fair market value of $4,401.

Also, in November 2019 and February 2020, the holders agreed to extend the maturity date of the notes until April 30, 2020. As part of the amendments, the Company agreed to issue 340,000 shares of common stock. The shares were recorded as debt discount of $10,090 and amortized during the note extension agreement. On April 30, 2020, the Company and the debtholder agreed to settle $240,000 of the debt and $37,454 of accrued interest, as a result the Company issued 4,624,220 shares of common stock and 138,727 shares of Convertible Series B Preferred Stock for the settlement. At the time of issuance, the Company recognized a gain in settlement of debt $43,930. The gain on settlement was generated from the difference between principal and accrued interest settled and fair value of the common stock on settlement date. In June 2020, one of the note holders for $32,000 agreed to extend the maturity date until August 31, 2020.	32,000	272,000

On July 27, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, annual interest rate of 8% and a maturity date of March 27, 2021. After payment of transaction-related expenses and closing fees of $35,000, net proceeds to the Company from the Note totaled $240,000. The Company recorded these discounts and cost of $35,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $11,626 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock The Note Conversion Price shall equal the greater of $0.05 (five) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.05 (five) cents or (b). 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of July 31, 2020 was $46,626. The total principal balance outstanding as of July 31, 2020 was $275,000.	275,000	-

Total convertible notes payables non-derivative:	307,000	772,000

CONVERTIBLE NOTES PAYABLE - DERIVATIVE

On January 16, 2019, the Company entered into various Securities Purchase Agreements (the SPAs”) with four (4) different investors (each an “Investor”, and together the “Investors”) pursuant to which each Investor purchased a 10% unsecured convertible promissory note (each a “Note”, and together the “Notes”) from the Company. Three of the notes are in the aggregate principal amount of $140,000 each and a maturity date of October 16, 2019. One of the notes is in the aggregate principal amount of $57,750 and a maturity date of January 24, 2020. The purchase price of $140,000 of each of three Notes were paid in cash on January 16, 2019. After payment of transaction-related expenses of $51,000, net proceeds to the Company from the three Notes totaled $369,000. The purchase price of $57,750 Note was paid in cash on January 24, 2019. After payment of transaction-related expenses of $7,750, net proceeds to the Company from Note totaled $50,000. The Company recorded these discounts and cost of $58,750 as a discount to the Notes and fully amortized as interest expense during the period. In connection with the execution of the Notes, we issued 500,000 shares of our common stock to the Note holders, the shares were recorded with a relative fair value of $0 as the notes were fully discounted by derivative liability. The Company analyzed the Notes for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the four (4) new convertible notes of $655,345, of which $419,000 was recorded as debt discount and will be amortized during the term of the Notes, and $236,345 was recorded as day 1 derivative loss. On July 12, 2019, the Company redeemed the full outstanding principal balance on two of the convertible notes for $280,000, at a redemption price of $382,726. The Company recognized the difference between the redemption price and principal balance paid as interest expense of $102,726. On July 12, 2019, the Company redeemed $70,000 of the principal outstanding on one of the convertible notes, at a redemption price of $91,000. The Company recognized the difference between the redemption price and principal balance paid as interest expense of $21,000. On July 19, 2019, the Company issued 156,202 shares of common stock for the conversion of $9,500 of the principal outstanding and $500 in fees under one of the convertible notes. On July 25, 2019, the Company issued 312,500 shares of common stock. The shares were issued in conjunction with a conversion of $20,000 of the principal outstanding under a convertible debenture. On August 6, 2019, the Company entered into an Assignment Agreement whereby Jefferson Street Capital LLC (the “Assignor”) assigned a principal amount of $25,000, representing a portion of a Convertible Promissory Note dated January 24, 2019 to Armada Investment Fund LLC (the “Assignee”). The note is in the aggregate principal amount of $25,000 and a maturity date of January 24, 2020. During the year ended July 31, 2020, the Company issued 2,658,888 shares of common stock for the conversion of $73,250 of the principal outstanding and $14,796 in accrued interest and fees. The total unamortized discount on the Notes as of July 31, 2020 and July 31, 2019 were $0 and $29,765, respectively. The total principal balance outstanding as of July 31, 2020 and July 31, 2019, were $0 and $98,250. During the years ended July 31, 2020 and 2019, the Company amortized $29,765 and $389,235, respectively, of debt discount as interest expense. The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below Variable Conversion terms No.1)	-	98,250

On February 22, 2019, the Company entered into a variable convertible note for $57,750 with net proceeds of $50,000, maturity date of February 22, 2020 and effective interest rate of 10%. The Company recorded a discount of $7,750 and amortized as interest expense during the period of the note. The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $79,729, of which $50,000 was recorded as debt discount and amortized during the term of the Note, and $29,729 was recorded as day 1 derivative loss. During the year ended July 31, 2020, the Company issued 3,430,700 shares of common stock for the conversion of $57,750 of the principal outstanding and $6,962 in accrued interest and fees. The total unamortized discount on the Notes as of July 31, 2020 and July 31, 2019 were $0 and $29,166, respectively. The total principal balance outstanding as of July 31, 2020 and July 31, 2019, were $0 and $57,750. During the years ended July 31, 2020 and 2019, the Company amortized $29,166 and $20,834, respectively, of debt discount as interest expense. The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.1)	-	57,750

On April 20, 2019, the Company entered into a variable convertible note for $44,000, with net proceeds of $40,000, maturity date of January 19,2020 and effective interest rate of 10%. The Company recorded $4,000 as a discount and amortized as interest expense during the period of the note. In connection with the execution of the Note, we issued 50,000 shares of our common stock to the Note holder, the shares were recorded with a relative fair value of $0 as the notes were fully discounted by derivative liability. The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $55,592, of which $40,000 was recorded as debt discount and will be amortized during the term of the Note, and $15,592 was recorded as day 1 derivative loss. During the year ended July 31, 2020, the Company issued 2,529,562 shares of common stock for the conversion of $44,000 of the principal outstanding and $5,854 in accrued interest and fees. The total unamortized discount on the Notes as of July 31, 2020 and July 31, 2019 were $0 and $26,668, respectively. The total principal balance outstanding as of July 31, 2020 and July 31, 2019, were $0 and $44,000. During the years ended July 31, 2020 and 2019, the Company amortized $26,668 and $13,332, respectively, of debt discount as interest expense. The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.1)	-	44,000

In July 2019, the Company entered into multiple variable convertible notes with four (4) different investors. Three of the notes are in the aggregate principal amount of $146,625 each, 3% interest rate and a maturity date of April 11, 2020. After payment of transaction-related expenses of $57,375, net proceeds to the Company from the three Notes totaled $382,500. The Company also secured an additional variable convertible note in the aggregate principal amount of $140,000, interest rate of 10% and a maturity date of April 10, 2020. After payment of transaction-related expenses of $17,000, net proceeds to the Company from the Note totaled $123,000. The Company recorded these discounts and cost of $74,375 as a discount to the Notes and fully amortized as interest expense during the period. In connection with the execution of the Notes, we issued 450,000 shares of our common stock to the Note holders, the shares were recorded with a relative fair value of $0 as the notes were fully discounted by derivative liability. The Company analyzed the Notes for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the four (4) new convertible notes of $959,180, of which $505,500 was recorded as debt discount and will be amortized during the term of the Notes, and $453,680 was recorded as day 1 derivative loss. On January 9, 2020, the Company issued 200,000 shares of common stock for the conversion of $1,328 of the principal outstanding and accrued interest of $2,212 under one of the convertible notes. On January 10, 2020, the Company assigned a convertible note with a $145,297 principal and accrued interest of $13,500 and a second convertible note with a $35,750 principal balance and accrued interest of $15,453 for $210,000. On January 22, 2020, the Company assigned two promissory notes with a $293,250 principal balance outstanding and accrued interest of $66,750. The total assignment was for $360,000. On July 30, 2020, the Company paid the total principal outstanding in one of the notes for $140,000, plus a redemption interest of $46,000. The total unamortized discount on the Notes as of July 31, 2020 and July 31, 2019 were $0 and $449,332, respectively. The total principal balance outstanding as of July 31, 2020 and July 31, 2019 were $0 and $579,875, respectively. During the years ended July 31, 2020 and 2019, the Company amortized $449,332 and $56,168, respectively, of debt discount as interest expense. The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.1)	-	579,875

On August 6, 2019, the Company entered into an Assignment Agreement whereby Jefferson Street Capital LLC assigned a principal amount of $25,000, representing a portion of a Convertible Promissory Note dated January 24, 2019 to Armada Investment Fund LLC. The note is in the aggregate principal amount of $25,000, bearing interest at a rate of 10% and a maturity date of January 24, 2020.The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. During the year ended July 31, 2020, the Company issued 555,859 shares of common stock for the conversion of $25,000 principal balance and accrued interest and administrative fees of $1,579. The total unamortized discount on the Note as of July 31, 2020 was $0. The total principal balance outstanding as of July 31, 2020 was $0. The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.1)	-	-

On August 30, 2019, the Company entered into variable convertible note for $93,500, bearing interest at a rate of 10% per annum and a maturity date of May 30, 2020. On August 10, 2020, the noteholder agreed to extend the maturity date until October 31, 2020. After payment of transaction-related expenses of $8,500, net proceeds to the Company from the Note totaled $85,000. The Company recorded these discounts and cost of $8,500 as a discount to the Note and fully amortized as interest expense during the period. The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $100,978, of which $85,000 was recorded as debt discount and will be amortized during the term of the Note, and $15,978 was recorded as day 1 derivative loss. The total unamortized discount on the Note as of July 31, 2020 was $0. The total principal balance outstanding as of July 31, 2020 was $93,500. The Company amortized $93,500 of debt discount as interest expense during the year ending July 31, 2020. The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.1)	93,500	-

In October 2019, the Company entered into two variable convertible notes are in the aggregate principal amount of $71,500, bearing interest at a rate of 8% and a maturity date of July 18, 2020. After payment of transaction-related expenses of $6,500, net proceeds to the Company from the notes totaled $65,000. The Company recorded these discounts and cost of $6,500 as a discount to the notes and fully amortized as interest expense during the period. The Company analyzed the notes for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible notes of $82,462 of which $65,000 was recorded as debt discount and will be amortized during the term of the notes, and $17,462 was recorded as day 1 derivative loss. On January 10, 2020, the Company entered into an Assignment Agreement whereby Armada Investment Fund LLC assigned the principal amount of $35,750 and accrued interest of $627, representing the balance outstanding on the Convertible Promissory Note dated October 2019 to Platinum Point Capital LLC. The total assignment for note was for $36,377. On July 28, 2020, the Company entered into an Assignment Agreement whereby Jefferson Street Capital LLC assigned the principal amount of $35,750 and accrued interest and penalty of $17,081, representing the balance outstanding on the Convertible Promissory Note dated October 2019 to Platinum Point Capital LLC. The total assignment for note was for $52,831. The total unamortized discount on the Notes as of July 31, 2020 was $0. The total principal balance outstanding as of July 31, 2020 was $0. The Company amortized $71,500 of debt discount as interest expense during the year ending July 31, 2020. The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.1)	-	-

On January 10, 2020, the Company entered into an Assignment Agreement whereby Armada Investment Fund LLC (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $145,297 and $35,750, representing the outstanding principal balance on the Convertible Promissory Notes dated July 11, 2019 and October 18, 2019, respectively, plus accrued interest of $28,953. The new notes are is in the aggregate principal amount of $210,000, annual interest rate of 3% and a maturity date of January 10, 2021. On January 22, 2020, the Company entered into an Assignment Agreement whereby BHP Capital NY Inc. (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $146,625, representing the outstanding principal balance on the Convertible Promissory Note dated July 11, 2019, plus accrued interest of $33,375. The new note is in the aggregate principal amount of $180,000, annual interest rate of 3% and a maturity date of January 22, 2021. On January 22, 2020, the Company entered into an Assignment Agreement whereby Jefferson Street Capital LLC (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $146,625, representing the outstanding principal balance on the Convertible Promissory Note dated July 11, 2019, plus accrued interest of $33,375. The new note is in the aggregate principal amount of $180,000, annual interest rate of 3% and a maturity date of January 22, 2021. The Company analyzed the notes for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of the assignment, the Company recognized derivative liability for the new convertible notes of $784,565, of which $570,000 was recorded as debt discount and amortized over the term of the notes, and $214,565 was recorded as day 1 derivative loss. During the year ended July 31, 2020, the Company issued 25,312,983 shares of common stock for the conversion of $230,000 of the principal outstanding and $12,000 in accrued interest and fees. The total unamortized discount on the Notes as of July 31, 2020 was $172,611, and the total principal balance outstanding as of July 31, 2020 was $340,000. The Company amortized $397,389 of debt discount as interest expense during the year ended July 31, 2020. The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.1)	340,000	-

On February 13, 2020, the Company entered into a variable convertible note. The note is in the aggregate principal amount of $33,500, annual interest rate of 10% and a maturity date of February 13, 2021. After payment of transaction-related expenses of $3,500, net proceeds to the Company from the note totaled $30,000. The Company recorded these discounts and cost of $3,500 as a discount to the note and fully amortized as interest expense during the period. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $42,976, of which $30,000 was recorded as debt discount and will be amortized during the term of the Note, and $12,976 was recorded as day 1 derivative loss. The total unamortized discount on the Note as of July 31, 2020 was $15,000. The total principal balance outstanding as of July 31, 2020 was $33,500. The Company amortized $18,500 of debt discount as interest expense during the year ended July 31, 2020. The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.1)	33,500	-

On April 28, 2020, the Company entered into a variable convertible note. The note is in the principal amount of $15,000, annual interest rate of 10% and a maturity date of April 28, 2021. The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $26,629, of which $15,000 was recorded as debt discount and will be amortized during the term of the Note, and $11,629 was recorded as day 1 derivative loss. The total unamortized discount on the Note as of July 31, 2020 was $11,250. The total principal balance outstanding as of July 31, 2020 was $15,000. The Company amortized $3,750 of debt discount as interest expense during the year ended July 31, 2020. The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.1)	15,000	-

On July 28, 2020, the Company entered into an Assignment Agreement whereby one of the variable noteholders assigned a principal amount of $35,750 and accrued interest and penalties of $17,081. The new variable convertible note is for $52,831, annual interest rate of 10% and a maturity date of July 28, 2021. The Company analyzed the assignment of the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $70,888, of which $49,180 was recorded as debt discount and will be amortized during the term of the Note, and $21,708 was recorded as day 1 derivative loss. The total unamortized discount on the Note as of July 31, 2020 was $49,180. The total principal balance outstanding as of July 31, 2020 was $52,831. The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.1)	52,831	-

Convertible debenture issued on July 31, 2018 in the principal amount of $220,000 for a purchase price of $198,000 and 0% percent stated interest rate. At issuance, the Company incurred $5,000 in legal and compliance fees, these fees were deducted from the proceeds at time of issuance. The Company recorded these discounts and cost of $22,000 as a discount to the debenture and amortized to interest expense. The Company analyzed the Debenture for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. Therefore, the Company recognized derivative liability of $189,171. In connection with the execution of the Debenture, we issued 130,000 shares of our common stock, the shares were recorded with a relative fair value of $3,627 and $192,798 was recorded as debt discount and amortized during the term of the note. During the year ending July 31, 2019, the Company issued 2,615,309 shares of common stock for the conversion of $170,000 of the principal outstanding under the convertible debenture. During the year ending July 31, 2020, the Company issued 1,248,335 shares of common stock for the conversion of $50,000 of the principal outstanding under the convertible debenture. During the years ended July 31, 2020 and 2019, the Company amortized $29,214 and $163,584, respectively of the debt discount as interest expense. The total unamortized discount as July 31, 2020 and July 31, 2019, were $0 and $29,214, respectively. The total principal outstanding balance as of July 31, 2020 and July 31, 2019 were $0 and $50,000, respectively.	-	50,000

Total convertible notes payable - derivative:	$534,831	$829,875

Total convertible notes payable derivative and non-derivative	841,831	1,601,875
Less: discount on convertible notes payable	(294,667)	(575,681)
Total convertible notes payable, net of discount	547,164	1,026,194
Less: current portion of convertible notes payable	(547,164)	(1,005,408)
Long-term portion of convertible notes payable	$-	$20,786

Variable Conversion No.1: The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock equal to (i) the lowest trading price of the Common Stock (as defined in the Note) as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding the issuance date of each Note; or (ii) 60% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion (the “Variable Conversion Price”). The Variable Conversion Price may further be adjusted in connection with the terms of the Notes.at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.

The total unamortized discount on the convertible notes as of July 31, 2020 and 2019 were $294,667 and $575,681, respectively, and the total principal balance outstanding as of July 31, 2020 and 2019, were $841,831 and $1,601,875, respectively. During the years ended July 31, 2020 and 2019, the Company amortized $1,228,000 and $1,466,000, respectively, of debt discount as interest expense.

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

Our derivative liabilities as of July 31, 2020 and 2019 of $606,000 and $927,000, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

Fair value measurements at reporting date using:
		Quoted prices in	Significant
		active markets	other
		for identical	observable	Significant
		liabilities	inputs	unobservable inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes derivative liability at July 31, 2019	$927,171	-	-	$927,171
Convertible promissory notes derivative liability at July 31, 2020	$606,123	-	-	$606,123

The fair market value of all derivatives during the year ended July 31, 2020 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	83.28% - 268.02%
Risk-free interest rate	0.09% -2.67%
Expected term	0.01 - 1.00 years

Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2018	$632,268
Derivative from new convertible promissory notes recorded as debt discount	1,043,834
Derivative liability resolved to additional paid in capital due to debt conversion	(822,922)
Derivative loss	73,991
Balance at July 31, 2019	$927,171
Derivative from new convertible promissory notes recorded as debt discount	814,180
Derivative liability resolved to additional paid in capital due to debt conversion	(872,914)
Derivative loss	(262,314)
Balance at July 31, 2020	$606,123

The future principal payments for the Company’s convertible debt is as follows:

FY	Payments
2021	$2,501,809
2022	251,957
2023	23,596
2024	-
Total principal payments	$2,777,362

NOTE 13 – EQUIPMENT FINANCING

The Company entered into three financing agreements for equipment purchased. Under the terms of these transactions, assets with a cost of approximately $37,255, $60,408, and $103,509, were financed under three separate financing agreements as of the May 2018, June 2018, and July 2019, respectively. The equipment financing is net of costs associated with the assets such as maintenance, insurance and property taxes are for the account of the Company. The equipment financing agreements are for 36 months, with the first payments starting June 20, 2018, July 20, 2018, and July 12, 2019, respectively and monthly principal and interest payments of $1,176, $1,856, and $3,172, respectively. The interest rate under the financing agreements range from 6.50% to 8.50% per annum. During the years ended July 31, 2020 and 2019, the Company made total principal payments of $65,465 and $32,943, respectively.

The future payments under the equipment financing agreements are as follows:

Year	Amount
2021	70,233
2022	34,897

Total future payments:	$105,130

Less: amounts representing interest	5,635

Present value of net minimum equipment financing payments	$99,495

Less current maturities	61,850

Long-term equipment financing obligation	$37,645

Lease cost:
Amortization of ROU assets	$65,465
Interest on lease liabilities	9,201

Cash paid for amounts included in the measurement of lease liabilities:
Operating cashflow from financing leases:	$9,201
Financing cashflows from finance leases	65,465

Weighted-average remaining lease term - finance lease:	1.52 years

Weighted-average discount rate:	6.76%

NOTE 14 – LEASES

Digerati leases its corporate facilities, sales office and network facilities in Texas and Florida. The annual rent expense under the operating leases was $160,574 and $141,546, for 2020 and 2019, respectively. Below is a list of our primary operating leases:

Location	Lease Expiration Date	Annual Rent	Business Use	Approx. Sq. Ft.
825 W. Bitters, Suite 104, San Antonio, TX 78216	Jul-22	$23,654	Executive offices	1,546
2401 First Street, Suite 300, Ft.			Lease of network facilities and
Myers, FL 34901	Nov-20	$107,534	office space	6,800
7218 McNeail Dr, Austin, TX 78729	Apr-21	$14,222	Lease of network facilities	25
6606 Lyndon B. Johnson, Fwy., FL1, Suite 125, Dallas, TX 75240	Apr-21	$25,161	Lease of network facilities	25
9701 S. John Young Parkway, Orlando, FL 32819	May-23	$30,528	Lease of network facilities	540

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

The leased properties have a remaining lease term of sixteen to forty-six months as of August 1, 2019. At the option of the Company, it can elect to extend the term of the leases. As of the date of this filing, the Company is working on finalizing a new office lease agreement. The new lease will commence on January 1, 2021, the initial term will of 5 years, at an annual base rent of $57,000. The Company will have the option to renew the lease for an additional 5 years. The Company is working with the landlord on the final buildout of the office space. From October 1, 2020 through December 31, 2020, the Company entered into a Sublease Agreement with the current tenant, for a monthly rate of $4,791.

Beginning August 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments, including annual rent increases, over the lease term at commencement date. Operating leases in effect prior to August 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of August 1, 2019. Because none of our leases included an implicit rate of return, we used our incremental secured borrowing rate based on lease term information available as of the adoption date or lease commencement date in determining the present value of lease payments. The incremental borrowing rate on the leases is 8.0%.

The Company has not entered into any sale and leaseback transactions during the year ended July 31, 2020.

The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning August 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized on August 1, 2019 and July 31, 2020 for operating leases are as follows:

ROU Asset	August 1, 2019	$316,411
Amortization		$(140,314)
ROU Asset	July 31, 2020	$176,097

Lease Liability	August 1, 2019	$316,411
Amortization		$(140,314)
Lease Liability	July 31, 2020	$176,097

Lease Liability	Short term	$99,443
Lease Liability	Long term	$76,654
Lease Liability	Total:	$176,097

Operating lease cost:		$160,574

Cash paid for amounts included in the measurement of lease labilities

Operating cashflow from operating leases:		$160,574

Weighted-average remain lease term-operating lease:		1.88 years

Weighted-average discount rate		8%

For the year ended July 31, 2020 amortization of operating ROU assets was $140,314.

For the year ended July 31, 2020 amortization of operating lease liabilities was $140,314.

The future minimum lease payment under the operating leases are as follows:

Years Ending July 31,	Lease Payments
2021	108,409
2022	57,057
2023	25,440
Total:	$190,906

NOTE 15 – NONCONTROLLING INTEREST

On May 1, 2018, T3 Communications, Inc. (“T3”), a Nevada Corporation, entered into a Stock Purchase Agreement (“SPA”), whereby in an exchange for $250,000, T3 agreed to sell to the buyers 199,900 shares of common stock equivalent to 19.99% of the issued and outstanding common share of T3 Communications, Inc. The $250,000 of the cash received under this transaction was recognized as an adjustment to the carrying amount of the noncontrolling interest and as an increase in additional paid-in capital in T3. At the option of the Company, and for a period of five years following the date of the SPA, the 199,900 shares of common stock in T3 may be converted into Common Stock of Digerati at a ratio of 3.4 shares of DTGI Common stock for every one (1) share of Shift8 at any time after the DTGI Common Stock has a current market price of $1.50 or more per share for 20 consecutive trading days.

For the years ending July 31, 2020 and 2019, the Company accounted for a noncontrolling interest of $47,000 and $128,000, respectively. Additionally, one of the buyers serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

NOTE 16 – INVESTMENT IN ITELLUM

On June 14, 2019, the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a 12% minority interest in Itellum Comunicacions Costa Rica, S.R.L. The Company paid $82,500 upon execution of the agreement, issued 500,000 shares of common stock with a market value of $85,000, and entered into a promissory note for $17,500 with an effective annual interest rate of 8% and an initial maturity date of September 14, 2019, subsequentially the maturity date was extended until October 31, 2020. The outstanding balance as of July 31, 2020 was $7,500.

The minority interest in Itellum was accounted for as a cost-basis investment, and based on the agreed cash and stock issued, the Company accounted for an initial investment value of $185,000.

NOTE 17 – PREFERRED STOCK

CONVERTIBLE SERIES A PREFERRED STOCK

In March 2019, the Company’s Board of Directors designated and authorized the issuance up to 1,500,000 shares of the Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”) and are entitled to a dividend at an annual rate of eight percent (8%) per share. The Company had 225,000 shares of Series A Preferred Stock outstanding as of July 31, 2020. During the year ending July 31, 2020 the Company declared a dividend of $19,000.

The terms of our Series A Preferred Stock allow for:

Voting Rights. Unless otherwise required by the Nevada Revised Statutes, the shares of Series A Preferred Stock shall not be entitled to vote on any matter presented at any annual or special meeting of stockholders of the Corporation, or through written consent.

Optional Conversion. Each holder of shares of Series A Preferred Stock may, at holder’s option and commencing on April 30, 2020, convert any or all such shares, on the terms and conditions set forth herein, into fully paid and non-assessable shares of the Corporation’s Common Stock. The number of shares of Common Stock into which each share of Series A Preferred Stock may be converted shall be determined by dividing the Original Issue Price of each share of Series A Preferred Stock, plus accrued and unpaid dividends through the Conversion Date, to be converted by the Conversion Price (as defined below) in effect at the time of conversion. The “Conversion Price” at which shares of Common Stock shall be issuable upon conversion of any shares of Series A Preferred Stock shall initially be the greater of (i) $0.40 per share, (ii) a 30% discount to the offering price of the Common Stock (or Common Stock equivalent) in a $10 million or greater equity financing that closes concurrently with an up-listing of the Company Common Stock on the NYSE American or Nasdaq, in the event of such up-listing, and (iii) a 30% discount to the average closing price per share of the Common Stock for the 5 consecutive trading days commencing upon the date the Common Stock is up-listed on either the NYSE American or Nasdaq in which there is no concurrent $10 million equity financing, in the event of such up-listing, subject to adjustment as provided below.

Mandatory Conversion. Each share of Series A Preferred Stock shall automatically convert into shares of Common Stock, as described in paragraph 2a, at the then applicable Conversion Price, upon the earlier of (i) the closing of a public or private offering (or series of offerings within a 90-day period) of Corporation equity or equity equivalent securities placed by a registered broker-dealer resulting in minimum gross proceeds to the Corporation of $10 million, (ii) commencing on April 30, 2020, if the Common Stock shall close (or the last trade shall be) at or above 150% of the Conversion Price per share for 20 out of 30 consecutive trading days, and (iii) the uplisting of the Corporation’s Common Stock to a national securities exchange or the Nasdaq stock market ((i), (ii) and (iii) are collectively referred to as “Mandatory Conversion Event”). The Corporation will provide notice to holder within 20 days of the occurrence of a Mandatory Conversion Event (failure of the Corporation to timely give such notice does not void the mandatory conversion). Holder shall surrender to the Corporation, within 10 days of receiving such notice, the certificate(s) representing the shares of Series A Preferred Stock to be converted into Common Stock. In the event holder does not surrender such certificate(s) within 10 days of receiving such notice, the Corporation shall deem such certificate(s) cancelled and void. As soon as practicable, after the certificate(s) are either surrendered by the holder or cancelled by the Corporation, as the case may be, the Corporation will issue and deliver to holder a new certificate for the number of full shares of Common Stock issuable upon such mandatory conversion in accordance with the provisions hereof and cash as provided in paragraph 2(c) in respect of any fraction of a share of Common Stock otherwise issuable upon such mandatory conversion, unless fractional shares are rounded up to the next whole share. Holder will be deemed a Common Stockholder of record as of the date of the occurrence of a Mandatory Conversion Event.

CONVERTIBLE SERIES B PREFERRED STOCK

In April 2020, the Company’s Board of Directors designated and authorized the issuance up to 1,000,000 shares of the Series B Preferred Stock. The Series B Preferred Stock is only issuable to the Company’s debt holders as of March 25, 2020 (“Existing Debt Holders”) who may purchase shares of Series B Preferred Stock at the Stated Value by converting all or part of the debt owed to them by the Corporation as of March 25, 2020. Each share of Series B Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”). In April 2020, the Company issued a total of 407,477 shares of Series B Preferred Stock for settlement of debt of $370,000 on various promissory notes and $37,477 in accrued interest. No dividends are payable on the Series B Preferred Stock.

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

Redemption. At any time on or after the second anniversary of the date of issuance of shares of Series B Preferred Stock to the Holder, the Corporation, in its sole discretion ,may elect, by delivering written notice to the Holder no less than 10 days or more than 20 prior to the redemption date set forth in such notice (the “Redemption Date”), to redeem all or any portion of the Series B Preferred Stock held by such Holder at a price per share (the “Redemption Price”) equal to 120% of the Stated Value per share being redeemed . The Corporation shall, unless otherwise prevented by law, redeem from such holder on the Redemption Date the number of shares of Series B Preferred Stock identified in such notice of redemption. During the period ended July 31, 2020, the Company evaluated Series B Convertible Preferred Stock and concluded that none of the mandatory conversion events occurred during the period and determined that the convertible shares were classified as equity instruments. The Company will evaluate the convertible shares at each reporting balance sheet date and determine if a re-classification is required.

CONVERTIBLE SERIES C PREFERRED STOCK

In July 2020, the Company’s Board of Directors designated and authorized the issuance up to 1,000,000 shares of the Series C Preferred Stock. Each share of Series C Preferred Stock has a par value of $0.001 per share and a stated value equal to ten dollars ($10.00) (the “Stated Value”). As of July 31, 2020, the Company has not issued any shares of Series C Preferred Stock.

The terms of our Series C Preferred Stock allow for:

Designation, Amount and Par Value; Eligible Recipients. The series of preferred stock shall be designated as its Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and the number of shares so designated shall be up to one million (1,000,000) (which shall not be subject to increase without the written consent of the holders of a majority of the outstanding Series C Preferred Stock (each, a “Holder” and collectively, the “Holders”). Series C Preferred Stock shall only be issuable to the Company’s officers and directors as of July 1, 2020 who may from time to time purchase shares of Series C Preferred Stock at the Stated Value by converting all or part of the compensation owed to them by the Corporation. Each share of Series C Preferred Stock shall have a par value of $0.001 per share and a stated value equal to Ten Dollars ($10.00) (the “Stated Value”).

Dividends. No dividends are payable on the shares of Series C Preferred Stock.

Voting Rights. Except as otherwise provided by the Nevada Revised Statutes, other applicable law or as provided in this Certificate of Designation, the Series C Preferred Stock shall have no voting rights. However, as long as any shares of Series C Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series C Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series C Preferred Stock or alter or amend this Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Series C Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Automatic Conversion. Upon (i) an up-listing of the Corporation’s Common Stock to Nasdaq or a US national securities exchange, (ii) a financing or offering involving the sale of $5,000,000 or more of the Corporation’s Common Stock or Common Stock Equivalents (a “Material Financing”), (iii) the Corporation ceases to be a public corporation as the result of a going private transaction, (iv) the Corporation, directly or indirectly, effects any sale, lease, exclusive license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions (including a transaction involving the Corporation’s spin-off of its Nevada subsidiary, T3 Communications, Inc.), (v) any, direct or indirect, purchase offer, tender offer or exchange offer (whether by the Corporation or another Person) is completed pursuant to which holders of Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding Common Stock, (vi) the Corporation, directly or indirectly, in one or more related transactions, effects any reclassification, reorganization or recapitalization of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property, or (vii) the Corporation, directly or indirectly, in one or more related transactions, consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with another Person, other than an officer or director of the Company, whereby such other Person acquires more than 50% of the outstanding shares of Common Stock (not including any shares of Common Stock held by the other Person or other Persons making or party to, or associated or affiliated with the other Persons making or party to, such stock or share purchase agreement or other business combination), all issued shares of Series C Preferred Stock shall be automatically converted, without any further action by the holders of such shares and whether or not the certificates representing such shares are surrendered to the Corporation or its transfer agent, into the number of fully paid and nonassessable shares of Common Stock in an amount equal, following conversion, to 22% of the Corporation’s issued and outstanding shares of Common Stock. Each of (i)-(vii) above shall be hereafter referred to as a “Conversion Event” and the date of a Conversion Event shall be hereafter referred to as a “Conversion Date”. Upon any such mandatory conversion and the issuance of Conversion Shares further thereto, the shares of Series C Preferred Stock shall be deemed cancelled and of no further force or effect. A mandatory conversion is the only means by which Series C Preferred Stock is convertible as the shares of Series C Preferred Stock are not convertible at the option of the Holder. For purposes of the foregoing Conversion Events, conversion will be deemed to have taken place immediately prior to the Conversion Event. By way of example, if the Corporation engages in a Material Financing, the Series C Preferred Stock will be treated as having been converted immediately prior to the issuance of the securities in the Material Underwriting.

Redemption. At any time on or after the second anniversary of the date of issuance of shares of Series C Preferred Stock to the Holder, the Corporation, in its sole discretion ,may elect, by delivering written notice to the Holder no less than 10 days or more than 20 prior to the redemption date set forth in such notice (the “Redemption Date”), to redeem all or any portion of the Series C Preferred Stock held by such Holder at a price per share (the “Redemption Price”) equal to 120% of the Stated Value per share being redeemed . The Corporation shall, unless otherwise prevented by law, redeem from such holder on the Redemption Date the number of shares of Series C Preferred Stock identified in such notice of redemption.

SERIES F SUPER VOTING PREFERRED STOCK

In July 2020, the Company’s Board of Directors designated and authorized the issuance up to 100 shares of the Series F Super Voting Preferred Stock. Each share of Series F Super Voting Preferred Stock has a par value of $0.001 per share and a stated value equal to one cent ($0.01) (the “Stated Value”). As of July 31, 2020, the Company has 100 shares outstanding of the Series F Super Voting Preferred Stock.

The terms of our Series F Super Voting Preferred Stock allow for:

Designation, Amount and Par Value; Eligible Recipients. The series of preferred stock shall be designated as its Series F Preferred Stock (the “Series F Preferred Stock”) and the number of shares so designated shall be up to one hundred (100) (which shall not be subject to increase without the written consent of the holders of a majority of the outstanding Series F Preferred Stock (each, a “Holder” and collectively, the “Holders”). Series F Preferred Stock shall only be issuable to members of the Corporation’s Board of Directors, as joint tenants, who may purchase shares of Series F Preferred Stock at the Stated Value per share. Each share of Series F Preferred Stock shall have a par value of $0.001 per share and a stated value equal to one cent ($0.01) (the “Stated Value”).

Voting Rights. As long as any shares of Series F Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series F Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series F Preferred Stock or alter or amend this Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Series F Preferred Stock, (d) sell or otherwise dispose of any assets of the Corporation not in the ordinary course of business, (e) sell or otherwise effect or undergo any change of control of the corporation, (f) effect a reverse split of its Common Stock, or (g) enter into any agreement with respect to any of the foregoing.

Holder of the Series F Preferred Stock shall be entitled to vote on all matters subject to a vote or written consent of the holders of the Corporation’s Common Stock, and on all such matters, the shares of Series F Preferred Stock shall be entitled to that number of votes equal to the number of votes that all issued and outstanding shares of Common Stock and all other securities of the Corporation are entitled to, as of any such date of determination, on a fully diluted basis, plus one million (1,000,000) votes, it being the intention that the Holders of the Series F Preferred Stock shall have effective voting control of the Corporation. The Holders of the Series F Preferred Stock shall vote together with the holders of Common Stock as a single class on all matters requiring approval of the holders of the Corporation’s Common Stock and separately on matters not requiring the approval of holders of the Corporation’s Common Stock.

Conversion. No conversion rights apply to the Series F Preferred Stock.

Redemption. At any time while share of Series F Preferred Stock are issued and outstanding, the Corporation, in its sole discretion, may elect to redeem the shares of Series F Preferred Stock.

NOTE 18 – EQUITY

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

During the year ending July 31, 2020, the Company issued the following shares of common stock that are not disclosed in other footnotes:

In November 2019, the Company issued 86,667 shares of common stock in conjunction to the conversion of 25,000 shares of the Series A Convertible Preferred stock and $1,189 in accrued dividends.

On July 13, 2020, the Company issued 2,073,925 shares of common stock for cash proceeds of $51,629, net of administration fees of $2,500.

On July 29, 2020, the Company issued 1,819,700 shares of common stock for cash proceeds of $42,337, net of administration fees of $2,500.

NOTE 19 – SUBSEQUENT EVENTS

Equity Issuance

On August 1, 2020, the Company issued 2,000,000 common shares for professional services. The Company recognized as stock-based compensation expense of approximately $58,000 equivalent to the value of the shares calculated based on the share’s closing price at the time of issuance.

On August 4, 2020, the Company issued 5,000,000 shares of common stock for the conversion of $75,000 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On August 7, 2020, the Company issued 7,608,820 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of approximately $247,287 equivalent to the value of the shares calculated based on the share’s closing price at the grant date.

On August 14, 2020, the Company issued 5,000,000 shares of common stock for the conversion of $80,000 of the principal outstanding under one of the convertible notes.

On October 13, 2020, the Company entered into a $330,000 promissory note, in conjunction with the promissory note, we issued 1,000,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $36,244 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

Convertible Promissory Notes

On October 13, 2020, the Company entered into a convertible promissory note with an aggregate principal amount of $330,000, annual interest rate of 8% and a maturity date of October 31, 2021. After payment of transaction-related expenses and legal fees of $32,000, net proceeds to the Company from the Note totaled $298,000. The Company recorded these discounts and cost of $32,000 as a discount to the note and will amortize over the term of the note. In connection with the execution of the note, we issued 1,000,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $36,244 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument.

On October 15, 2020, the Company entered into a convertible promissory note with an aggregate principal amount of $27,500, annual interest rate of 8% and a maturity date of October 31, 2021. On July 2, 2020, the Company received a $15,000 advance on this note. The Company accounted for the advance as a current note payable as of July 31, 2020. On August 12, 2020, the Company received an additional advance of $10,000. After payment of transaction-related expenses and legal fees of $2,500, net proceeds to the Company from the Note totaled $25,000. The Company recorded these discounts and cost of $2,500 as a discount to the note and will amortize over the term of the note. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument.

Other Terms October 2020 Convertible Notes

Notes shall bear interest at a rate of eight percent (8%) per annum (the “Interest Rate”), which interest shall be paid by the Company to the Investor in shares of Common Stock at any time the Investor sends a notice of conversion to the Company. The Investor is entitled to, at its option, convert all or any amount of the principal amount and any accrued but unpaid interest of the Note into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock shall equal (1) $0.05; provided however that in the event the Borrower fails to close on the acquisition of Nexogy Inc., for any reason, or none at all, by February 11, 2021, the Conversion Price shall equal (2) the Variable Conversion Price (as defined herein). The “Variable Conversion Price” shall mean eighty-five percent (85%) multiplied by the Market Price (as defined herein) (representing a discount rate of fifteen percent (15%)). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lesser of: (i) the lowest trade price on the OTC Pink, OTCQB or applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or, if the OTC Pink is not the principal trading market for such security, the trading price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no trading price of such security is available in any of the foregoing manners, the average of the trading prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc., or (ii) the closing bid price on the OTC Pink, OTCQB or applicable trading market as reported by a Reporting Service designated by the Holder or, if the OTC Pink is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.

At any time, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note, to prepay up to fifty percent (50%) of the outstanding Note (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to one hundred twenty (120%) multiplied by the sum of: (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note plus (y) Default Interest, if any. Subject to the terms of this Note, the Company may prepay the amounts outstanding, less any amounts paid under the Company’s right to prepay up to the fifty percent (50%), hereunder at any time, subject to the consent of the Holder. Such consent by the Holder may be withheld for any reason in its discretion, or for no reason at all.

Pay-off of Convertible Notes

On October 15, 2020, the Company paid in full the Convertible Note with Platinum Point Capital LLC with a principal balance outstanding of $52,831and accrued interest and penalty of $13,639.

On October 15, 2020, the Company paid in full the Convertible Note with Platinum Point Capital LLC with a principal balance outstanding of $50,000 and accrued interest and penalty of $22,530.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2020.

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

As of July 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were not effective based on the COSO criteria. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our internal statements as of July 31, 2020.

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

The Company is not required by current SEC rules to include and does not include an auditor’s attestation report. The Company’s registered public accounting firm has not attested to management’s reports on the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of July 31, 2020.

Name	Age	Position Held	Held Office Since
Arthur L. Smith	55	President, Chief Executive Officer & Director	2003
Craig K. Clement	62	Executive Chairman of the Board	2014
Maxwell A. Polinsky	62	Director	2014
Antonio Estrada Jr.	45	Chief Financial Officer	2007

Arthur L. Smith (55) is our Chief Executive Officer, President, and Director. Mr. Smith has over 25 years of specialized experience in the telecommunications, technology, and oil and gas industries.  As the founder of Digerati, formerly known as ATSI Communications, Inc. (“ATSI”), he led the Company’s start-up operation focused on the USA – Mexico telecommunications corridor to over US$65 million in annual revenue and a listing on the American Stock Exchange that resulted in a market value of over US$450 million. Between 1999 and 2009, ATSI was a three-time recipient of Deloitte and Touche’s Fast 500 Award for recognition as one of the 500 fastest growing technology companies in North America.  As CEO of ATSI, Mr. Smith also co-founded the Company’s highly successful Internet software subsidiary, GlobalSCAPE, Inc., in 1996. As Chairman of the Board of GlobalSCAPE, he led the Company’s strategic and business development efforts from inception through its growth strategy that resulted in a listing on a public stock exchange and the subsequent sale of ATSI’s ownership to private investors in June 2002.  Mr. Smith is currently President and CEO of the Company’s cloud communications subsidiary, T3 Communications, Inc. (a Nevada corporation).

Craig K. Clement (62) is the Executive Chairman of Digerati Technologies. Craig has over thirty-five years of executive and director experience with Technology (telecom, Internet software) and Oil Exploration and Production (E&P) entities where he has been responsible for asset management, acquisitions and divestitures, strategic and tactical planning, financial operations, corporate finance, legal, transaction structuring, business development, and investor relations. He assisted in the growth of a San Antonio-based telecom provider from 10 employees to 500, achieving a public market valuation of US$500 million. Craig was the founding CEO of GlobalSCAPE, Inc., and was the former COO of XPEL, Inc. Craig was also the former Chairman of the South Texas Regional Center for Innovation and Commercialization, which screened and supported entrepreneurs through the Texas Emerging Technology Fund managed by the Texas Governor’s office, which invested more than $350 million in Texas-based technology start-ups.

Maxwell A. Polinsky (62) is a Director. Mr. Polinsky is currently the President, CFO and a Director of Winston Gold Corp, a Canadian-based mineral exploration company that is traded on the CSE Exchange, and a principal in Venbanc Investment and Management Group Inc., an investment and merchant bank he co-founded in 1994. From 2009 to 2011, Mr. Polinsky was the Chief Financial Officer and a director of RX Exploration Inc., a company that successfully re opened the previous old historic Drumlummon gold mine in Montana. Mr. Polinsky also served as a director of Nerium Biotechnology from 2006 to 2010, XPEL, Inc. from 2003 to 2009, and Nighthawk Systems from 2001 to 2007 and Cougar Minerals from 2012 to 2014. Mr. Polinsky holds a Bachelor of Commerce degree from the University of Manitoba.

Antonio Estrada Jr. (45) is our Chief Financial Officer and Treasurer. Mr. Estrada is a seasoned financial executive with over 20 years of experience in the telecommunications and oil and gas industries. Mr. Estrada’s vast experience includes financial reporting and modeling, strategic planning, grant writing, and cash management. Mr. Estrada served as the Sr. VP of Finance and Corporate Controller of Digerati, formerly known as ATSI Communications, Inc., from 2008 to 2013. From 1999 to 2008, Mr. Estrada served in various roles within ATSI, including International Accounting Manager, Treasurer, Internal Auditor, and Controller. Mr. Estrada graduated from the University of Texas at San Antonio, with a Bachelor of Business Administration, with a concentration in Accounting.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities we issued. Each such person is required to provide us with copies of the reports filed. Based on a review of the copies of such forms furnished to us and other information we believe that none of our officers, Directors or owners of 10% of any class of our securities failed to report transactions in our securities or reported transactions in our securities late, with the following exceptions.

Due to an administrative oversight, the following equity awards were not reported on Form 4 filings during the fiscal year ended July 31, 2020, (i) Mr. Smith, Mr. Estrada and Mr. Clement each did not file a report covering the issuances of common stock to each in October 2019, January 2020 and February 2020.

Code of Ethics

We adopted an Executive Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller, and other members of our management team. The Executive Code of Ethics may be viewed on our Website, www.digerati-inc.com. A copy of the Executive Code of Ethics will be provided without charge upon written request to Digerati Technologies, Inc., 825 W. Bitters, Suite 104, San Antonio, Texas 78216.

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

Audit Committee and Audit Committee Financial Expert

We do not have an audit or other committee of our Board of Directors that performs equivalent functions. Our Board of Directors performs all functions of the audit committee. Mr. Maxwell A. Polinsky served as the Audit Committee Financial Expert during the year ended July 31, 2020.

ITEM 11.	EXECUTIVE COMPENSATION.

The compensation programs presently in effect with respect to the Chief Executive Officer, Chief Financial Officer and Chairman of the Board were established by the Board of Directors.

Arthur L. Smith serves as our President and Chief Executive Officer. On February 14, 2019, the Company entered into an employment agreement with Mr. Smith, the annual salary was approved by the Board of Directors to be set at $200,000. In addition, the Board of Directors during FY 2015 approved the reimbursement of monthly expenses up to $1,667. During FY 2020 the Board of Directors approved the issuance of common stock in lieu of cash compensation equivalents up to 50% of Mr. Smith’s annual salary. Below are other compensation and benefits for Mr. Smith in accordance with the employment agreement:

(1) Stock Grant. Employee shall receive at the execution of this Agreement 450,000 shares of common stock. The Stock Grant shall vest upon the earlier of the Company achieving $15 million in annualized revenue or listing on a primary stock exchange (e.g. NASDAQ or NYSE American) and will be subject to adjustment for any forward or reverse split of the Company’s stock.

(2) Stipend. Employee shall receive a 2% stipend on revenue from acquisition transactions approved by the Board of Directors and closed by the Company. Acquisition revenue will be calculated based on the trailing twelve months (TIM) revenue of the company or assets (stock or asset purchase) acquired by the Company. The stipend for acquisitions will be capped at 200% of the annual base salary for the employee. The Employee may elect to receive common stock in the Company in lieu of a cash payment for the acquisition stipend or apply the stipend towards the exercise of vested stock options in a cashless transaction. The stipend shall be considered fully earned at the closing of each acquisition and paid within 10 business days from such event. For acquisition transactions closed prior to the signing of this Agreement, the stipend shall be paid within 6 months of the signing of this Agreement or under terms mutually agreed upon between Employee and Employer. The stipend for acquisitions is subject to review and approval by the Board of Directors of the Company on an annual basis commencing August 1, 2019. The Company accrued for a stipend of $60,000 during the year ended July 31, 2020 associated with the acquisitions of two additional Companies.

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

Antonio Estrada Jr. serves as our Chief Financial Officer. On February 14, 2019, the Company entered into an employment agreement with Mr. Estrada, the annual salary was approved by the Board of Directors to be set at $185,000. In addition, the Board of Directors during FY 2015 approved the reimbursement of monthly expenses up to $1,667. During FY 2020 the Board of Directors approved the issuance of common stock in lieu of cash compensation equivalents up to 50% of Mr. Estrada’s annual salary. Below are other compensation and benefits for Mr. Estrada in accordance with the employment agreement:

(1) Stock Grant. Employee shall receive at the execution of this Agreement 350,000 shares of common stock. The Stock Grant shall vest upon the earlier of the Company achieving $15 million in annualized revenue or listing on a primary stock exchange (e.g. NASDAQ or NYSE American) and will be subject to adjustment for any forward or reverse split of the Company’s stock.

(2) Stipend. Employee shall receive a 1 % stipend on revenue from acquisition transactions approved by the Board of Directors and closed by the Company. Acquisition revenue will be calculated based on the trailing twelve months (TTM) revenue of the company or assets (stock or asset purchase) acquired by the Company. The stipend for acquisitions will be capped at 200% of the annual base salary for the employee. The Employee may elect to receive common stock in the Company in lieu of a cash payment for the acquisition stipend or apply the stipend towards the exercise of vested stock options in a cashless transaction. The stipend shall be considered fully earned at the closing of each acquisition and paid within 10 business days from such event. For acquisition transactions closed prior to the signing of this Agreement, the stipend shall be paid within 6 months of the signing of this Agreement or under terms mutually agreed upon between Employee and Employer. The stipend for acquisitions is subject to review and approval by the Board of Directors of the Company on an annual basis commencing August 1, 2019. The Company accrued for a stipend of $60,000 during the year ended July 31, 2020 associated with the acquisitions of two additional Companies.

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

Craig K. Clement, serves as our Executive Chairman of the Board. On February 14, 2019, the Company entered into an employment agreement with Mr. Clement, the annual salary was approved by the Board of Directors to be set at $210,000. During FY 2020 the Board of Directors approved the issuance of common stock in lieu of cash compensation equivalents up to 50% of Mr. Clement’s annual salary. No other cash compensation is presently being paid to Mr. Clement.

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

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)

Arthur L. Smith	2020	$133,866	$-0-	$284,000	$-0-	$-0-	$417,866
President, Chief Executive Officer & Director	2019	$113,410	$-0-	$151,500	$73,680	$-0-	$338,590
Antonio Estrada Jr.	2020	$118,866	$-0-	$238,000	$-0-	$-0-	$356,866
Chief Financial Officer	2019	$106,517	$-0-	$132,500	$65,494	$-0-	$304,511
Craig K. Clement	2020	$132,000	$-0-	$214,000	$-0-	$-0-	$346,000
Chairman of the Board	2019	$123,875	$-0-	$170,500	$78,089	$-0-	$372,464

(1)	During the year ended July 31, 2020 and 2019, Digerati issued common shares as part of the Company’s profit-sharing plan contribution. In addition, during the year ended July 31, 2020 and July 31, 2019, Digerati issued common stock in lieu of cash compensation to its Executive Officers.

(2)	During the year ended July 31, 2020, Digerati did not issue any options to its Executive Officers. During the year ended July 31, 2019, Digerati issued 1,725,000 options to its Executive Officers to acquire common shares at an exercise price of $0.19 and a fair value at the time issuance of $217,263. The options vest ratably on a monthly basis through February 14, 2020.

Our Board of Directors adopted the 2015 Equity Compensation Plan (the “Plan”). Under the Plan the Board of Directors may grant up to 7.5 million shares of our common stock to our officers, Directors, employees, and consultants. Grants may be in the form of incentive stock options, non-statutory stock options, restricted stock awards, and/or unrestricted stock awards. The number and terms of each award is determined by the Board of Directors, subject to the limitation that the exercise price of any option may not be less than the fair market value of the common stock on the date of grant.

We currently provide a Non-Standardized Profit-Sharing Plan (the “Profit-Sharing Plan”). The Board of Directors approved the Profit-Sharing Plan on September 15, 2006. Under the Profit-Sharing Plan our employees qualified to participate in the Profit-Sharing Plan after one year of employment. Contribution under the Profit-Sharing Plan by us is based on 25% of the annual base salary of each eligible employee up to $54,000 per year. Contributions under the Profit-Sharing Plan are fully vested upon funding.

OUTSTANDING EQUITY AWARDS AS OF JULY 31, 2020

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Arthur L. Smith	300,000	-	$0.24	11/21/2021	-	-
	300,000	-	$0.35	12/01/2022	-	-
	585,000	-	$0.19	02/14/2024	450,000	$85,500
Antonio Estrada Jr.	300,000	-	$0.24	11/21/2021	-	-
	300,000	-	$0.35	12/01/2022	-	-
	520,000	-	$0.19	02/14/2024	350,000	$66,500
Craig K. Clement	300,000	-	$0.24	11/21/2021	-	-
	300,000	-	$0.35	12/01/2022	-	-
	620,000	-	$0.19	02/14/2024	550,000	$104,500

(1)	During the year ended July 31, 2020, Digerati did not issue any options to its Executive Officers. During the year ended July 31, 2019, Digerati issued 1,725,000 options to its Executive Officers to acquire common shares at an exercise price of $0.19 and a fair value at the time issuance of $217,263. The options vest ratably on a monthly basis through February 14, 2020. During the year ended July 31, 2018, Digerati issued 900,000 options to its Officers to acquire common shares at an exercise price of $0.35 and a fair value at the time issuance of $192,000. The options vested ratably on a monthly basis through December 1, 2018. During the year ended July 31, 2017, Digerati issued 900,000 options to its Officers to acquire common shares at an exercise price of $0.24 and a fair value at the time issuance of $169,000. The options vested ratably on a monthly basis through November 21, 2017.

(2)	During the year ended July 31, 2020, Digerati did not issue any Stock Grants to its Executive Officers. During the year ended July 31, 2019, Digerati issued a Stock Grant of 1,350,000 shares of common stock to the Executive Officers, with a market value at time of issuance of $256,500, the Stock Grant will vest upon the earlier of the Company achieving $15 million in annualized revenue or listing on a primary stock exchange (e.g. NASDAQ or NYSE American) and will be subject to adjustment for any forward or reverse split of the Company’s stock.

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

The following sets forth information as of October 25, 2020, regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officers as a group.

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

		Vested	Total
	Shares	Warrants	Beneficial	% Of
Name of Beneficial Owner	Owned	and Options	Ownership	Class (1)

INDIVIDUAL OFFICERS, DIRECTORS AND NOMINEES
Arthur L. Smith	11,453,804	1,185,000	12,638,804	10.27%
President, Chief Executive Officer Director

Antonio Estrada Jr.	10,087,936	1,120,000	11,207,936	9.11%
Chief Financial Officer

Craig k. Clement	9,735,794	1,220,000	10,955,794	8.90%
Chairman of the Board

Maxwell A. Polinsky	81,594	325,000	406,594	0.33%
Director

ALL OFFICERS AND DIRECTORS AS A GROUP	31,359,128	3,850,000	35,209,128	27.99%

(1)	Based on 121,932,409 shares of common stock outstanding as of October 25, 2020 and 3,850,000 vested stock options as of October 28, 2020.
(2)	The shares owned includes a Stock Grant of 1,350,000 shares of common stock to the Executive Officers, with a market value at time of issuance of $256,500, the Stock Grant will vest upon the earlier of the Company achieving $15 million in annualized revenue or listing on a primary stock exchange (e.g. NASDAQ or NYSE American) and will be subject to adjustment for any forward or reverse split of the Company’s stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On April 30, 2018, T3 entered into a convertible secured promissory note for $525,000 with an effective annual interest rate of 8% and a maturity date of April 30, 2020. With a principal payment of $100,000 due on June 1, 2018 and a principal payment of $280,823 due on April 30, 2020. Payment are based on a 60-month repayment schedule. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under the Note or the Pledge and Escrow Agreement; or (ii) mutual agreement between the Borrower and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, Premium, if applicable, and any other sums due and payable hereunder (such total amount, the “Conversion Amount”) into shares of Common Stock (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) a conversion price of $1.50 per share of Common Stock, which price shall be indicated in the conversion notice (the denominator) (the “Conversion Price”). The Holder shall submit a Conversion Notice indicating the Conversion Amount, the number of Conversion Shares issuable upon such conversion, and where the Conversion Shares should be delivered. The promissory note is secured by a Pledge and Escrow Agreement, whereby T3 agreed to pledge 51% of the securities owned in its Florida operations, T3 Communications, Inc., until the principal payment is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was $19,267 and was recognized as a discount on the promissory note. The Company amortized $7,297 as interest expense during the year ended July 31, 2020. The total unamortized discount as of July 31, 2020 and July 31, 2019 were $0 and $7,297, respectively. In addition, during the year ended July 31, 2020, the Company paid in full the total outstanding balance of $332,985. In May 2020, the Company executed a Settlement Agreement and Mutual release, whereby the lender released the Company of any pledged collateral and any other obligation under the promissory note. One of the note holders also serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

On May 1, 2018, T3 entered into a secured promissory note for $275,000 with an effective annual interest rate of 8.08% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by T3 in its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $26,543 and was recognized as a discount on the promissory note, the company amortized $10,386 as interest expense during the year ended July 31, 2020. The total unamortized discount as of July 31, 2020 and July 31, 2019 were $6,300 and $16,686, respectively. During the year ended July 31, 2020, the Company paid $57,098, of the principal balance. The total principal outstanding as of July 31, 2020 and July 31, 2019 were $152,634and $209,732, respectively. The note holder also serves as Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

On February 27, 2020, the Company entered into an unsecured promissory note for $70,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020. Subsequently, the note holder agreed to extend the maturity date until August 31, 2020. In addition, the Company agreed to pay the lender in services provided by the Company, and any unpaid principal and accrued interest will be paid in cash. During the years ended July 31, 2020 and July 31, 2019, the Company provided VoIP Hosted and fiber services of $161,264 and $82,128, respectively. The proceeds from this note were used to extend the closing date of the Nexogy acquisition, the funds are an advance to the purchase price for the benefit of Nexogy owners , the funds will be credited to the purchase price at Closing of the Acquisition. The Company included the prepaid amounts in other current assets as of July 31, 2020. The total principal outstanding as of July 31, 2020 was $16,298. On August 3, 2020, the promissory note was paid in full. The note holder also serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid to MaloneBailey, LLP during 2020 and 2019 for audit services rendered in connection with the audits and reviews of our consolidated financial statements.

Description of Fees	2020	2019

Audit Fees	$50,000	$48,000
Review Fees	24,000	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

During the years ended July 31, 2020 and 2019, the Company paid $7,500 and $7,500, respectively to MiddletonRainesZapata, LLP for tax work related to the consolidated tax returns.

Pre-Approval of Audit and Non-Audit Services

The Board of Directors considered whether the non-audit services provided by MaloneBailey, LLP are compatible with maintaining their independence. Prior to engagement of an independent accounting firm for the next year’s audit, the Board of Directors is asked to pre-approve the engagement of the independent accounting firm, and the projected fees for audit services and audit-related services that we will incur. The fee amounts approved for the audit and audit-related services are updated to the extent necessary at meetings of the Board of Directors during the year. In the 2020 fiscal year, there were no fees paid to MaloneBailey, LLP under a de minimis exception to the rules that waives pre-approval for certain non-audit services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are exhibits to this report.

Number	Description
3.1	Amended and Restated Articles of Incorporation. (filed as Exhibit 3.1 to Form 8-K filed on April 11, 2014)
3.2	Amended and Restated Bylaws. (filed as Exhibit 3.2 to Form 8-KA filed on April 25, 2014)
3.3	Second Amended and Restated Bylaws, effective as of January 13, 2015 (filed as Exhibit 3.1 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
3.4*	Certificate of Designation of Series A Convertible Preferred Stock
3.5*	Certificate of Designation of Series B Convertible Preferred Stock
3.6*	Certificate of Designation of Series C Convertible Preferred Stock
3.7*	Certificate of Designation of Series F Super Voting Preferred Stock
4.1*	Convertible Promissory Note for $275,000 with LGH Investments, LLC dated July 27, 2020.
4.2*	Convertible Promissory Note and Assignment Agreement for $52,831 between Jefferson Street Capital LLC and Platinum Point Capital LLC., dated July 28, 2020.
4.3*	Convertible Promissory Note for $330,000 with Platinum Point Capital LLC dated October 13, 2020.
4.4*	Convertible Promissory Note for $27,500 with Platinum Point Capital LLC dated October 15, 2020.
4.5*	Payoff Letter dated October 15, 2020, by and between Digerati Technologies, Inc., and Platinum Point Capital LLC.
4.6*	Description of Securities
10.1+	Form of stock award agreement under the Company’s 2015 Stock Compensation Plan for grants to qualifying employees’ 401K Retirement Accounts (filed as Exhibit 10.7 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.2+	Employment Agreement between the Registrant and Craig K. Clement, dated as of February 14, 2019. (filed as Exhibit 10.1 to Form 10-Q filed with the SEC on March 18, 2019).
10.3+	Employment Agreement between the Registrant and Arthur L. Smith, dated as of February 14, 2019. (filed as Exhibit 10.2 to Form 10-Q filed with the SEC on March 18, 2019).
10.4+	Employment Agreement between the Registrant and Antonio Estrada Jr., dated as of February 14, 2019. (filed as Exhibit 10.3 to Form 10-Q filed with the SEC on March 18, 2019).
10.5*	Securities Purchase Agreement with LGH Investments, LLC, dated July 27, 2020.
10.6*	Securities Purchase Agreement for $330,000 with Platinum Point Capital LLC dated October 13, 2020.
10.7*	Securities Purchase Agreement for $27,500 with Platinum Point Capital LLC dated October 15, 2020.
21.1*	Subsidiary List
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* **	Filed herewith Furnished herewith
+	Management compensatory plan, contract, or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: October 29, 2020	By:	/s/ Arthur L. Smith
Arthur L. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer	October 29, 2020
Arthur L. Smith

/s/ Antonio Estrada Jr.	Principal Accounting Officer	October 29, 2020
Antonio Estrada Jr.	Principal Finance Officer

/s/ Craig K. Clement	Director	October 29, 2020
Craig K. Clement

/s/ Maxwell A. Polinsky	Director	October 29, 2020
Maxwell A. Polinsky