Form 10-Q
period 2020-10-31
Digerati Technologies, Inc.
filed 2020-12-14
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
122,182,410	Common Stock $0.001 par value	December 14, 2020

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2020

i

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2020 AND JULY 31, 2020 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019 (UNAUDITED)

PAGE 3-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019 (UNAUDITED)

PAGES 6-24	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	October 31,	July 31,
	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$446	$685
Accounts receivable, net	116	208
Prepaid and other current assets	732	361
Total current assets	1,294	1,254

LONG-TERM ASSETS:
Intangible assets, net	1,357	1,451
Goodwill, net	810	810
Property and equipment, net	482	431
Other assets	43	43
Investment in Itellum	185	185
Right-of-use asset	139	176
Total assets	$4,310	$4,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,821	$1,487
Accrued liabilities	1,887	1,840
Equipment financing	62	62
Convertible note payable, current, net $296 and $295, respectively	647	548
Note payable, current, related party, net of $0 and $0, respectively	138	78
Note payable, current, net $0 and $0, respectively	1,616	1,571
Deferred income	138	279
Derivative liability	223	606
Operating lease liability, current	74	99
Total current liabilities	6,606	6,570

LONG-TERM LIABILITIES:
Notes payable, related party, net $0 and $6, respectively	-	85
Note payable, net $0 and $0, respectively	133	193
Equipment financing	20	38
Operating lease liability	64	77
Total long-term liabilities	217	393

Total liabilities	6,823	6,963

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized
Convertible Series A Preferred stock, $0.001, 1,500,000 shares designated, 225,000 and 225,000 issued and outstanding, respectively	-	-
Convertible Series B Preferred stock, $0.001, 1,000,000 shares designated, 407,477 and 0 issued and outstanding, respectively	-	-
Convertible Series C Preferred stock, $0.001, 1,000,000 shares designated, 0 and 0 issued and outstanding, respectively	-	-
Series F Super Voting Preferred stock, $0.001, 100 shares designated, 100 and 0 issued and outstanding, respectively	-	-
Common stock, $0.001, 150,000,000 shares authorized, 122,182,410 and 101,323,590 issued and outstanding, respectively (15,000,000 reserved in Treasury)	122	101
Additional paid in capital	87,199	86,364
Accumulated deficit	(89,418)	(88,697)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(2,096)	(2,231)
Noncontrolling interest	(417)	(382)
Total stockholders’ deficit	(2,513)	(2,613)
Total liabilities and stockholders’ deficit	$4,310	$4,350

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended October 31,
	2020	2019
OPERATING REVENUES:
Cloud software and service revenue	$1,552	$1,589

Total operating revenues	1,552	1,589

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	748	803
Selling, general and administrative expense	1,011	1,192
Legal and professional fees	258	102
Depreciation and amortization expense	161	163
Total operating expenses	2,178	2,260

OPERATING LOSS	(626)	(671)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	178	(465)
Income tax benefit (expense)	(8)	39
Interest expense	(300)	(424)
Total other income (expense)	(130)	(850)

NET LOSS INCLUDING NONCONTROLLING INTEREST	(756)	(1,521)

Less: Net loss attributable to the noncontrolling interests	35	13

NET LOSS ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	(721)	(1,508)

Deemed dividend on Series A Convertible preferred stock	(5)	-

NET LOSS ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(726)	$(1,508)

LOSS PER COMMON SHARE - BASIC	$(0.01)	$(0.06)

LOSS PER COMMON SHARE - DILUTED	$(0.01)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	119,914,246	25,061,210

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	119,914,246	25,061,210

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended October 31, 2020

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Preferred
	Convertible						Common		Additional		Other
	Series A Shares	Par	Series B Shares	Par	Series F Shares	Par	Shares	Par	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders Deficit	Noncontrolling Interest	Totals

BALANCE, July 31, 2020	225,000	-	407,477	-	100	-	101,323,590	$101	$86,364	$(88,697)	$1	$(2,231)	$(382)	$(2,613)
Amortization of employee stock options	-	-	-	-	-	-	-	-	20	-	-	20	-	20
Common stock issued for services, to employees	-	-	-	-	-	-	7,858,820	8	257	-	-	265	-	265
Common stock issued for services	-	-	-	-	-	-	2,000,000	2	56	-	-	58	-	58
Common stock issued for debt conversion	-	-	-	-	-	-	10,000,000	10	147	-	-	157	-	157
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	1,000,000	1	44	-	-	45	-	45
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	111	-	-	111	-	111
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	205	-	-	205	-	205
Dividends declared	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Ioss	-	-	-	-	-	-	-	-	-	(721)	-	(721)	(35)	(756)
BALANCE, October 31, 2020	225,000	-	407,477	-	100	-	122,182,410	$122	$87,199	$(89,418)	$1	$(2,096)	$(417)	$(2,513)

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

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended October 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(756)	$(1,521)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	161	163
Stock compensation and warrant expense	343	511
Amortization of ROU - operating	37	89
Amortization of debt discount	194	324
Loss (Gain) on derivative liabilities	(178)	465
Changes in operating assets and liabilities:
Accounts receivable	92	(15)
Prepaid expenses and other current assets	(6)	(21)
Right of use operating lease liability	(38)	(49)
Accounts payable	334	42
Accrued expenses	44	80
Deferred income	(141)	(42)
Net cash provided by operating activities	86	26

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(118)	(24)
Cash paid for escrow deposit related to acquisition	(365)	-
Net cash used in investing activities	(483)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from convertible debt, net of original issuance cost and discounts	308	150
Payments on ROU - liability	-	(40)
Principal payments on convertible notes, net	(101)	-
Principal payments on related party notes, net	(31)	(33)
Principal payment on equipment financing	(18)	(16)
Net cash provided by financing activities	158	61

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(239)	63
CASH AND CASH EQUIVALENTS, beginning of period	685	406

CASH AND CASH EQUIVALENTS, end of period	$446	$469

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$107	$66
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from common stock issued with debt	$45	$-
Beneficial conversion feature on convertible debt	$111	$-
Debt discount from derivative liabilities	$-	$150
Reclassification promissory note to convertible debt	$15	$-
Capitalization of ROU assets and liabilities - operating	$-	$372
Common Stock issued for debt conversion	$157	$157
Common Stock issued for debt extension	$-	$40
Dividend declared	$5	$8
Derivative liability resolved to APIC due to debt conversion	$205	$240

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. (“we;” “us,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended July 31, 2020 contained in the Company’s Form 10-K filed on October 29, 2020 have been omitted.

Prepaid Acquisition costs & debt financing costs

The Company entered into a definitive agreement to acquire a service provider in South Florida of UCaaS and managed services that offers a portfolio of cloud-based solutions to the high-growth SMB market.  In addition, the Company entered into a Letter of Intent (LOI) for a second acquisition of a UCaaS service provider in South Florida. On November 17, 2020, the Company closed on the two acquisitions. See Note 12 Subsequent Events. As of October 31, 2020, the Company advanced $240,000 as part of multiple extension fees, upon closing, these amounts were applied to the purchase price. In addition, as of October 31, 2020, the Company advanced $325,000 towards the financing costs.

Treasury Shares

As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 15,000,000 treasury shares for consideration for future conversions and exercise of warrants. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of October 31, 2020, we believe that the treasury share reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

Customers and Suppliers

We rely on various suppliers to provide services in connection with our VOIP and UCaaS offerings. Our customers include businesses in various industries including Healthcare, Banking, Financial Services, Legal, Real Estate, and Construction. We are not dependent upon any single supplier or customer.

During the three months ended October 31, 2020 and 2019, the Company did not derive a significant amount of revenue from one single customer.

As of the three months ended October 31, 2020 and 2019, the Company did not derive a significant amount of accounts receivable from one single customer.

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

Disaggregation of Cloud software and service revenue

Summary of disaggregated revenue is as follows (in thousands):

	For the Three Months ended October 31,
	2020	2019
Cloud software and service revenue	$1,549	$1,555
Product revenue	3	34
Total operating revenues	$1,552	$1,589

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of October 31, 2020 and July 31, 2020, were $6,810 and $5,980, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of October 31, 2020 and July 31, 2020, were $6,800 and $148,000, respectively.

Customer deposits

The Company in some instances requires customers to make deposits for equipment, installation charges and training. As equipment is installed and training takes places the deposits are then applied to revenue. As of October 31, 2020, and July 31, 2020, Digerati’s customer deposits balance was $131,000 and $131,000, respectively.

Costs to Obtain a Customer Contract

Sales commissions are paid upon collections of related revenue and are expensed during the same period. Sales commissions for the three months ended October 31, 2020 and October 31, 2019, were $18,190 and $16,253, respectively.

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

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive income (loss). For the three months ended October 31, 2020 and 2019, the Company recognized a noncontrolling deficits of $35,000 and $13,000, respectively.

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

NOTE 2 – GOING CONCERN

Financial Condition

The Company’s consolidated financial statements for the three months ending October 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, the Company has incurred net losses and accumulated a deficit of approximately $89,418,000 and a working capital deficit of approximately $5,312,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Management believes that available resources as of October 31, 2020, will not be sufficient to fund the Company’s operations and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

We have been successful in raising debt and equity capital in the past and as described in Notes 6, 7, and 8. In addition we raised debt capital after October 31, 2020 as described below and in Note 12. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

The Company’s consolidated financial statements as of October 31, 2020 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve our ability to continue as a going concern.

On November 17, 2020, the Company and T3 Communications, Inc (“T3 Nevada”), a majority owned subsidiary entered into a credit agreement (the “Credit Agreement”) with Post Road Administrative LLC and its affiliate Post Road Special Opportunity Fund II LLP (collectively, “Post Road”). Pursuant to the Credit Agreement, Post Road provided T3 Nevada with a secured loan of up to $20,000,000, with initial loans of $10,500,000 pursuant to the issuance of a Term Loan A Note and $3,500,000 pursuant to the issuance of a Term Loan B Note, each funded on November 17, 2020.

The Company used $14,000,000 of the credit facility for the payment of approximately $9.452 million for the purchase price for the merger of Nexogy, $1.190 million for the purchase price and transaction fees of certain assets of ActiveServe, Inc., $1.480 million for the payment in full of outstanding debts owed to three creditors, including the secured creditor Thermo Communication, Inc., the payment of approximately $894,000 in transaction fees and $484,000 for general working capital purposes. See Note 12 Subsequent Events.

The Company can draw additional loans in increments of $1,000,000., before the 18 month anniversary of the initial funding date. The current Credit Agreement will allow the Company to continue acquiring UCaaS service providers that meet the Company’s acquisition criteria. Management anticipates that future acquisitions will provide additional operating revenues to the Company as it continues to execute on its consolidation strategy. There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at October 31, 2020 and July 31, 2020:

	Gross Carrying	Accumulated	Net Carrying
October 31, 2020	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(22,672)	17,328
Customer relationships, 7 years	1,480,000	(540,362)	939,638
Marketing & Non-compete, 5 years	800,000	(400,000)	400,000
Total Define-lived Assets	2,470,000	(1,113,034)	1,356,966
Goodwill, Indefinite	810,353	-	810,353
Balance, October 31, 2020	$3,280,353	$(1,113,034)	$2,167,319

	Gross Carrying	Accumulated	Net Carrying
July 31, 2020	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(20,672)	19,328
Customer relationships, 7 years	1,480,000	(487,505)	992,495
Marketing & Non-compete, 5 years	800,000	(360,000)	440,000
Total Define-lived Assets	2,470,000	(1,018,177)	1,451,823
Goodwill, Indefinite	810,353	-	810,353
Balance, July 31, 2020	$3,280,353	$(1,018,177)	$2,262,176

Total amortization expense for the three months ended October 31, 2020 and 2019 was $94,857 and $94,857, respectively.

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

During the three months ended October 31, 2020, we issued:

●	7,608,820 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of $247,287 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	250,000 common shares to a former member of the Management team for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $17,500 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

During the three months ended October 31, 2020 Digerati recognized $247,287 in stock compensation expense to employees as part of the Company’s Non-Standardized profit-sharing plan contribution and other stock compensation to employees.

During the three months ended October 31, 2019, we issued:

●	3,972,055 common shares to members of the Management team for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $278,044 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	1,317,365 shares of common stock to the Executive Officers, with a market value at time of issuance of $92,216, the stock was issued as payment for outstanding compensation.

●	60,000 options to purchase common shares to an employee with an exercise price of $0.12 per share and a term of 5 years. The options vest equally over a period of three years. The options have a fair market value of $7,158.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	317.52%
Risk-free interest rate	1.47%
Expected term	3.0 year

The Company recognized approximately $20,227 and $141,647 in stock-based compensation expense for stock options to employees for the three months ended October 31, 2020 and 2019, respectively. Unamortized compensation stock option cost totaled $42,976 and $299,118 at October 31, 2020 and October 31, 2019, respectively.

A summary of the stock options as of October 31, 2020 and July 31, 2020 and the changes during the three months ended October 31, 2020 are presented below:

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)

Outstanding at July 31, 2020	5,000,000	$0.27	2.66
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at October 31, 2020	5,000,000	$0.27	2.44
Exercisable at October 31, 2020	4,772,628	$0.26	2.41

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 5,000,000 and 5,000,000 stock options outstanding at October 31, 2020 and July 31, 2020 was $0 and $0, respectively.

The aggregate intrinsic value of 4,772,628 and 4,717,699 stock options exercisable at October 31, 2020 and July 31, 2020 was $0 and $0, respectively.

NOTE 5 – WARRANTS

During the three months ended October 31, 2020 and 2019, the Company did not issue any warrants.

A summary of the warrants as of October 31, 2020 and July 31, 2020 and the changes during the three months ended October 31, 2020 are presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term (years)

Outstanding at July 31, 2020	2,240,000	$0.33	1.61
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(105,000)	$0.50	-
Outstanding at October 31, 2020	2,135,000	$0.32	1.43
Exercisable at October 31, 2020	1,835,000	$0.21	1.31

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 2,135,000 and 2,240,000 warrants outstanding at October 31, 2020 and July 31, 2020 was $11,858 and $6,160, respectively.

The aggregate intrinsic value of 1,835,000 and 1,940,000 warrants exercisable at October 31, 2020 and July 31, 2020 was $11,858 and $6,160, respectively.

During the quarter ended October 31, 2020, 105,000 warrants expired with an exercise price pf $0.50. These warrants were issued in August and October 2017.

In December 2017, the Company issued 100,000 warrants to a consultant for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.50. Additionally, the Company committed to issue 100,000 warrants if the Company’s stock price traded at $0.75 per share for 10 consecutive days, to issue 100,000 warrants if the Company’s stock price traded at $1.00 per share for 10 consecutive days, and to issue 100,000 warrants if the Company’s stock price traded at $1.25 per share for 10 consecutive days. The 300,000 commitment warrants have not been issued since the requirements were not achieved during the three months ending October 31, 2020.

NOTE 6 – NOTES PAYABLE NON-CONVERTIBLE

Notes Payable Non-convertible

On April 30, 2018, T3 Communications, Inc., a Nevada corporation (“T3”), our majority owned subsidiary, entered into a secured promissory note for $650,000 with an effective annual interest rate of 0% and an initial maturity date of May 14, 2018. The lender subsequentially continued to extend the maturity date on the note. On October 14, 2020, the lender agreed to extend the maturity date until October 31, 2020, the Company continued to pay $3,250 per week in late fees. As of October 31, 2020, and July 31, 2020, the outstanding principal balance was $700,000. In conjunction with the note, T3 entered into a Security Agreement, whereby T3 agreed to pledge one third of the outstanding shares of its Florida operations, T3 Communications, Inc. On November 17, 2020, the Company paid the total principal balance outstanding of $700,000.

On April 30, 2018, T3 entered into a credit facility under a secured promissory note of $500,000, interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month and a maturity date of April 30, 2020. The note was collateralized by T3’s accounts receivables. On April 10, 2020, the Company increased the credit facility to $600,000 and the lender agreed to extend the maturity date until April 10, 2022. In addition, the Company agreed to a revised effective annual interest rate of prime plus 5.75%, adjusted quarterly on the first day of each calendar quarter. As of October 31, 2020, and July 31, 2020, the outstanding principal balance was $600,000. In anticipation of the payment in full of the credit facility, the Lender agreed to waive the following financial covenants: 1) A consolidated debt service coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, 2) A fixed charge coverage ratio, as of the last day of each fiscal quarter, of at least 1.25 to 1.00, and 3) A tangible net worth, at all times of at least $100,000. On November 17, 2020, the Company paid the total principal balance outstanding of $600,000 and $11,115 in accrued interest and fees.

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. In February 2020, the maturity date was extended to December 31, 2020. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. The outstanding balance as of October 31, 2020 and July 31, 2020 was $50,000.

On June 14, 2019, the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a 12% minority interest in Itellum Comunicacions Costa Rica, S.R.L. In conjunction with this transaction, we entered into a non-recourse promissory note for $17,500 with an effective annual interest rate of 8% and an initial maturity date of September 14, 2019. On February 15, 2020, the maturity date was extended to July 31, 2020. On August 1, 2020, the lender agreed to extend the maturity date to October 31, 2020. Subsequentially, the lender agreed to extend the maturity date to January 31, 2021. The outstanding balance as of October 31, 2020 and July 31, 2020, was $7,500.

On February 26, 2020, the Company entered into a secured promissory note for $30,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020. Subsequently, the note holder agreed to extend the maturity date until August 31, 2020. The promissory note was secured by the Company’s receivables. The outstanding balance as of October 31, 2020 and July 31, 2020, was $30,000. Subsequentially, on November 17, 2020, the Company paid the total principal balance outstanding of $30,000 and $2,604 in accrued interest.

On April 22, 2020, the Company, entered into two unsecured promissory notes (the “Notes”) for $62,500 and $86,000 made to the Company under the Paycheck Protection Program (the “PPP”). In addition, on May 4, 2020, the Company, entered into a third unsecured promissory note (the “Note”) for $213,100 made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The loans to the Company were made through The Bank of San Antonio (the “Lender”).

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the Notes in whole or in part. The principal balance on the various notes were $62,500, $86,000, and $213,100, respectively as of October 31, 2020 and July 31, 2020.

NOTE 7 – RELATED PARTY PROMISORY NOTES

On May 1, 2018, T3 entered into a secured promissory note for $275,000 with an effective annual interest rate of 8.08% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by T3 in its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $26,543 and was recognized as a discount on the promissory note. The company amortized as interest expense during the periods ended October 31, 2020 and July 31, 2020, $6,300 and $10,386, respectively. The total unamortized discount as of October 31, 2020 and July 31, 2020 were $0 and $6,300, respectively. During the period ended October 31, 2020, the Company paid $14,993, of the principal balance. The total principal outstanding as of October 31, 2020 and July 31, 2020, were $137,641 and $152,634, respectively. The note holder also serves as Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries. On November 17, 2020, the Company paid the total principal balance outstanding of $137,641 and $6,359 in accrued interest.

On February 27, 2020, the Company entered into an unsecured promissory note for $70,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020. Subsequently, the note holder agreed to extend the maturity date until August 31, 2020. In addition, the Company agreed to pay the lender in services provided by the Company, and any unpaid principal and accrued interest will be paid in cash. During the three months ended October 31, 2020 and October 31, 2019, the Company provided VoIP Hosted and fiber services of $39,769 and $38,825, respectively. The proceeds from this note were used to extend the closing date of the Nexogy acquisition, the funds are an advance to the purchase price for the benefit of Nexogy owners, the funds were credited towards the purchase price at Closing of the Acquisition. The Company included the prepaid amounts in other current assets as of October 31, 2020. On August 3, 2020, the promissory note was paid in full. The total principal outstanding as of October 31, 2020 and July 31, 2020 were $0 and $16,298, respectively. The note holder also serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At October 31, 2020 and July 31, 2020, convertible notes payable consisted of the following:

	October 31,	July 31,
	2020	2020
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE

In November 2019 and February 2020, the holder agreed to extend the maturity date of the notes until April 30, 2020. In June 2020, the note holder agreed to extend the maturity date until August 31, 2020, which was again extended until January 31, 2021.	$32,000	$32,000

On July 27, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, annual interest rate of 8% and a maturity date of March 27, 2021. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.05 (five) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.05 (five) cents or (b). 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total amortization of debt discount during the period ended October 31, 2020 was $17,485. The total unamortized discount on the Note as of October 31, 2020 and July 31, 2020, were $29,141 and $46,626, respectively. The total principal balance outstanding as of October 31, 2020 and July 31, 2020 was $275,000.	275,000	275,000

On October 13, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $330,000, annual interest rate of 8% and a maturity date of October 13, 2021. After payment of transaction-related expenses and closing fees of $32,000, net proceeds to the Company from the Note totaled $298,000. The Company recorded $32,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 1,000,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $45,003 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $107,255 as debt discount for the intrinsic value of the conversion feature and it will be amortized to interest expense during the term of the promissory note. The proceeds from the note were utilized to cover the various deposits for the acquisition of Nexogy and ActivePBX. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company recorded amortization of debt discount of $15,355 during the period ended October 31, 2020. The total unamortized discount on the Note as of October 31, 2020 was $168,903. The total principal balance outstanding as of October 31, 2020 was $330,000. (See below for additional terms No.1)	330,000	-

On October 15, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $27,500, annual interest rate of 8% and a maturity date of October 15, 2021. The note included $15,000 of a promissory note as of July 31, 2020, that subsequently was part of a larger financing with the lender. After payment of transaction-related expenses and closing fees of $2,500, net proceeds to the Company from the Note totaled $25,000. Additionally, the Company recorded $6,075 as a discount to the Note and amortized over the term of the note. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company recorded amortization of debt discount of $506during the period ended October 31, 2020. The total unamortized discount on the Note as of October 31, 2020 was $5,569. The total principal balance outstanding as of October 31, 2020 was $27,500. (See below for additional terms No.1)	27,500	-

Total convertible notes payables non-derivative:	664,500	307,000

	October 31,	July 31,
	2020	2020
CONVERTIBLE NOTES PAYABLE - DERIVATIVE

On August 30, 2019, the Company entered into variable convertible note for $93,500, bearing interest at a rate of 10% per annum and a maturity date of May 30, 2020. On August 10, 2020, the noteholder agreed to extend the maturity date until October 31, 2020 and subsequentially extended until January 31, 2021. The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. During the quarter ended October 31, 2020, the Company issued 5,000,000 shares of common stock for the conversion of $80,000 of the principal balance outstanding. The total unamortized discount on the Note as of October 31, 2020 and July 31, 2020 was $0. The total principal balance outstanding as of October 31, 2020 and July 31, 2020, were $13,500 and $93,500, respectively. The Company amortized $0 and $93,500 of debt discount as interest expense during the periods ended October 31, 2020 and July 31, 2020, respectively. The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.2)	13,500	93,500

On January 10, 2020, the Company entered into an Assignment Agreement whereby Armada Investment Fund LLC (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $145,297 and $35,750, representing the outstanding principal balance on the Convertible Promissory Notes dated July 11, 2019 and October 18, 2019, respectively, plus accrued interest of $28,953. The new notes are is in the aggregate principal amount of $210,000, annual interest rate of 3% and a maturity date of January 10, 2021. On January 22, 2020, the Company entered into an Assignment Agreement whereby BHP Capital NY Inc. (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $146,625, representing the outstanding principal balance on the Convertible Promissory Note dated July 11, 2019, plus accrued interest of $33,375. The new note is in the aggregate principal amount of $180,000, annual interest rate of 3% and a maturity date of January 22, 2021. On January 22, 2020, the Company entered into an Assignment Agreement whereby Jefferson Street Capital LLC (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $146,625, representing the outstanding principal balance on the Convertible Promissory Note dated July 11, 2019, plus accrued interest of $33,375. The new note is in the aggregate principal amount of $180,000, annual interest rate of 3% and a maturity date of January 22, 2021. The Company analyzed the notes for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. During the quarter ended October 31, 2020, the Company issued 5,000,000 shares of common stock for the conversion of $75,000 of the principal outstanding and $1,500 in accrued interest. In addition, during the quarter ended October 31, 2020, the Company paid $101,203 of the outstanding principal and $37,797 in accrued interest and fees. The total unamortized discount on the Notes as of October 31, 2020 and July 31, 2020, were $48,809 and $172,611, respectively. The total principal balance outstanding as of October 31, 2020 and July 31, 2020, were $163,797 and $340,000, respectively. The Company amortized $397,389 and $131,802 of debt discount as interest expense during the year ended July 31, 2020 and the quarter ended October 31, 2020, respectively. The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.2)	163,797	340,000

On February 13, 2020, the Company entered into a variable convertible note. The note is in the aggregate principal amount of $33,500, annual interest rate of 10% and a maturity date of February 13, 2021. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. The total unamortized discount on the Note as of October 31, 2020 and July 31, 2020, were $7,500 and $15,000, respectively. The total principal balance outstanding as of October 31, 2020 and July 31, 2020 was $33,500. The Company amortized $7,500 and $18,500 of debt discount as interest expense during the quarter ended October 31, 2020 and the year ended July 31, 2020, respectively. The note is immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.2)	33,500	33,500

On April 28, 2020, the Company entered into a variable convertible note. The note is in the principal amount of $15,000, annual interest rate of 10% and a maturity date of April 28, 2021. The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. The total unamortized discount on the Note as of October 31, 2020 and July 31, 2020, were $7,500 and $11,250. The total principal balance outstanding as of October 31, 2020 and July 31, 2020 was $15,000. The Company amortized $3,750 and $3,750 of debt discount as interest expense during the quarter ended October 31, 2020 and the year ended July 31, 2020, respectively. The note is immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.2)	15,000	15,000

	October 31,	July 31,
	2020	2020
On July 28, 2020, the Company entered into an Assignment Agreement whereby one of the variable noteholders assigned a principal amount of $35,750 and accrued interest and penalties of $17,081. The new variable convertible note is for $52,831, annual interest rate of 10% and a maturity date of July 28, 2021. The Company analyzed the assignment of the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. The total unamortized discount on the Note as of October 31, 2020 and July 31, 2020, were $36,886 and $49,180, respectively. The total principal balance outstanding as of October 31, 2020 and July 31, 2020 was $52,831. The note is immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.2)	52,831	52,831

Total convertible notes payable - derivative:	$278,628	$534,831
Total convertible notes payable derivative and non-derivative	943,128	841,831
Less: discount on convertible notes payable	(296,309)	(294,667)
Total convertible notes payable, net of discount	646,819	547,164
Less: current portion of convertible notes payable	(646,819)	(547,164)
Long-term portion of convertible notes payable	$-	$-

Additional terms No.1:  The Holder shall have the right at any time on or after six (6) months from the Issue Date to convert any portion of the outstanding and unpaid principal balance into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal (1) $0.05 (five) cents provided however that in the event the Borrower fails to complete the acquisition of Nexogy, Inc. by February 11, 2021, the Conversion Price shall equal (2) the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean eighty-five percent (85%) multiplied by the Market Price (as defined herein) (representing a discount rate of fifteen percent (15%)). “Market Price” means the lowest Trading Price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Variable Conversion No.2: The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock equal to (i) the lowest trading price of the Common Stock (as defined in the Note) as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding the issuance date of each Note; or (ii) 60% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion (the “Variable Conversion Price”). The Variable Conversion Price may further be adjusted in connection with the terms of the Notes.at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.

The total unamortized discount on the convertible notes as of October 31, 2020 and July 31, 2020, were $296,309 and $294,667, respectively. The total principal balance outstanding as of October 31, 2020 and July 31, 2020, were $943,128 and $841,831, respectively. During the periods ended October 31, 2020 and July 31, 2020, the Company amortized $188,692 and $1,228,000, respectively, of debt discount as interest expense.

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

Our derivative liabilities as of October 31, 2020 and July 31, 2020 of $223,437 and $606,123, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical liabilities	Significant other observable inputs	Significant unobservable inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Convertible promissory notes derivative liability at July 31, 2020	$606,123	-	-	$606,123
Convertible promissory notes derivative liability at October 31, 2020	$223,437	-	-	$223,437

The fair market value of all derivatives during the three months ended October 31, 2020 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	83.28% - 210.85%
Risk-free interest rate	0.09% -2.67%
Expected term	0.01 - 1.00 years

Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2020	$606,123
Derivative from new convertible promissory notes recorded as debt discount	-
Derivative liability resolved to additional paid in capital due to debt conversion	(204,637)
Derivative gain	(178,049)
Balance at October 31, 2020	$223,437

NOTE 9 - LEASES

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

The Company has not entered into any sale and leaseback transactions during the period ended October 31, 2020.

The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning August 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized on July 31, 2020 and October 31, 2020 for operating leases are as follows:

ROU Asset	July 31, 2020	$176,097
Amortization		$(37,569)
ROU Asset	October 31, 2020	$138,528

Lease Liability	July 31, 2020	$176,097
Amortization		$(37,569)
Lease Liability	October 31, 2020	$138,528

Lease Liability	Short term	$74,260
Lease Liability	Long term	$64,268
Lease Liability	Total:	$138,528

Operating lease cost:		$40,842

Cash paid for amounts included in the measurement of lease labilities

Operating cashflow from operating leases:		$40,842

Weighted-average remain lease term-operating lease:		1.63 years

Weighted-average discount rate		8.0%

For the period ended October 31, 2020 the amortization of operating ROU assets was $37,569.

For the period ended October 31, 2020 the amortization of operating lease liabilities was $37,569.

The future minimum lease payment under the operating leases are as follows:

Lease
Year Ending July 31,	Payments
2021 (9 Months remaining)	67,567
2022	57,057
2023	25,440

Total:	150,064

NOTE 10 – PREFERED STOCK

CONVERTIBLE SERIES A PREFERRED STOCK

In March 2019, the Company’s Board of Directors designated and authorized the issuance up to 1,500,000 shares of the Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”) and are entitled to a dividend at an annual rate of eight percent (8%) per share. The Company had 225,000 shares of the Convertible Series A Preferred Stock outstanding as of October 31, 2020. During the period ending October 31, 2020 the Company declared a dividend of $5,000 and had $25,000 as accumulated dividends as of October 31, 2020.

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

CONVERTIBLE SERIES B PREFERRED STOCK

In April 2020, the Company’s Board of Directors designated and authorized the issuance up to 1,000,000 shares of the Series B Preferred Stock. The Series B Preferred Stock is only issuable to the Company’s debt holders as of March 25, 2020 (“Existing Debt Holders”) who may purchase shares of Series B Preferred Stock at the Stated Value by converting all or part of the debt owed to them by the Corporation as of March 25, 2020. Each share of Series B Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”). In April 2020, the Company issued a total of 424,165 shares of Series B Preferred Stock for settlement of debt of $386,000 on various promissory notes and $38,165 in accrued interest. The Company had 407,477 shares of Convertible Series B Preferred Stock outstanding as of October 31, 2020. No dividends are payable on the Convertible Series B Preferred Stock.

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

CONVERTIBLE SERIES C PREFERRED STOCK

In July 2020, the Company’s Board of Directors designated and authorized the issuance up to 1,000,000 shares of the Series C Preferred Stock. Each share of Series C Preferred Stock has a par value of $0.001 per share and a stated value equal to ten dollars ($10.00) (the “Stated Value”). As of October 31, 2020, the Company has not issued any shares of the Convertible Series C Preferred Stock. No dividends are payable on the Convertible Series C Preferred Stock.

The terms of our Series C Preferred Stock allow for:

Designation, Amount and Par Value; Eligible Recipients. The series of preferred stock shall be designated as its Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and the number of shares so designated shall be up to one million (1,000,000) (which shall not be subject to increase without the written consent of the holders of a majority of the outstanding Series C Preferred Stock (each, a “Holder” and collectively, the “Holders”). Series C Preferred Stock shall only be issuable to the Company’s officers and directors as of July 1, 2020 who may from time-to-time purchase shares of Series C Preferred Stock at the Stated Value by converting all or part of the compensation owed to them by the Corporation. Each share of Series C Preferred Stock shall have a par value of $0.001 per share and a stated value equal to Ten Dollars ($10.00) (the “Stated Value”).

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

SERIES F SUPER VOTING PREFERRED STOCK

In July 2020, the Company’s Board of Directors designated and authorized the issuance up to 100 shares of the Series F Super Voting Preferred Stock. Each share of Series F Super Voting Preferred Stock has a par value of $0.001 per share and a stated value equal to one cent ($0.01) (the “Stated Value”). As of October 31, 2020, the Company has 100 shares outstanding of the Series F Super Voting Preferred Stock. No dividends are payable on the Series F Super Voting Preferred Stock.

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

NOTE 11 – EQUITY

During the three months ended October 31, 2020, the Company issued the following shares of common stock that are not disclosed in other footnotes:

On August 1, 2020, the Company issued an aggregate of 2,000,000 shares of common stock, at the time of issuance the Company recognized the market value $58,000 as professional services.

NOTE 12 – SUBSEQUENT EVENTS

SERIES F SUPER VOTING PREFERRED STOCK

On November 17, 2020, Digerati’s Board of Directors approved the issuance of the following shares of Series F Super Voting Preferred Stock. (See note 10 for designations):

●	Arthur L. Smith - 34 shares of Series F Super Voting Preferred Stock

●	Antonio Estrada - 33 shares of Series F Super Voting Preferred Stock

●	Craig Clement - 33 shares of Series F Super Voting Preferred Stock

Acquisitions

Nexogy Merger

On November 17, 2020, T3 Nevada’s wholly owned subsidiary, Nexogy Acquisition, Inc., merged with and into Nexogy, Inc. (“Nexogy”) resulting in Nexogy becoming a wholly owned subsidiary of T3 Nevada (the “Merger”). Nexogy is a leading provider in South Florida of Unified Communications as a Service and managed services, offering a portfolio of cloud-based solutions to the high-growth SMB market.

The purchase price for Nexogy was $9 million in cash, plus an additional $452,000 in initial excess Net Working Capital, with $900,000 of the $9 million being placed in an indemnity escrow account and $50,000 of the $9 million being placed in a working capital escrow account. In addition, at the closing of the Merger, T3 Nevada paid a number of Nexogy’s liabilities which were included in the $9 million purchase price.

ActivePBX Asset Purchase

On November 17, 2020, our indirect, wholly owned subsidiary, T3 Communications, Inc., a Florida corporation (“T3 Florida”), executed and closed on an Asset Purchase Agreement (the “Purchase Agreement”) with ActiveServe, Inc., a Florida corporation (“Seller”). Pursuant to the Purchase Agreement, T3 Florida acquired the customer base, certain equipment, certain intellectual property, inventory, contract rights, software and other licenses and miscellaneous assets used in connection with the operation of Seller’s telecommunications business known as ActivePBX (collectively, the “Purchased Assets”).

The aggregate purchase price for the Purchased Assets was $2,555,000 in cash, subject to adjustment as provided therein (the “Purchase Price”). $1,190,000 of the Purchase Price was payable at closing, with $50,000 of such amount being  withheld by T3 Florida for a period of 12 months to cover part of  potential future  indemnification obligations of Seller to T3 Florida  due to Seller’s breaches, if any, of any representations and warranties made to T3 Florida by  Seller under the Purchase Agreement, and  $40,000 of such amount being credited to T3 Florida against a payment in that amount made by T3 Florida to Seller pursuant to the Second Amendment to Letter of Intent between Seller and T3 Florida dated as of October 15, 2020.

Part of the Purchase Price is payable in 8 equal quarterly payments of $136,250, subject to T3 Florida achieving quarterly post-purchase recurring revenues under monthly contracts or subscriptions from the acquired customer base, excluding charges for taxes, regulatory fees, additional set-up fees, equipment purchases or lease, and consulting fees. To the extent that a quarterly revenue threshold is not reached, the amount of the corresponding quarterly payment shall be reduced on a proportional basis. T3 Florida’s $1,190,000 payment obligation is represented by a promissory note of T3 Florida in the form included as an exhibit to the Purchase Agreement. The note, in turn, is subject to the Subordination Agreement, included as an Exhibit to the Purchase Agreement, among Seller, the Company’s parent, T3 Nevada, and Post Road Administrative, LLC, in its capacity as administrative agent for the Post Road lenders. $275,000 of the Purchase Price (the “Customer Renewal Value”) represents an incentive earn-out to be paid with respect to Seller’s customer accounts which are transferred to T3 Florida at closing, that are renewed, expanded and/or revised with T3 Florida for a minimum term of twelve months with an auto-renewal for 12 months.

In connection with the Purchase Agreement, we entered into Consulting Agreements and a Non-Compete Agreement with each of Alex Gonzalez and Jose Gonzalez, the Chief Executive Officer and Chief Technology Officer of Seller.

Credit Agreement and Notes

On November 17, 2020, T3 Communications, Inc., a Nevada corporation (“T3 Nevada”), a majority owned subsidiary of Digerati Technologies, Inc. (the “Company”) and the Company’s other subsidiaries entered into a credit agreement (the “Credit Agreement”) with Post Road Administrative LLC and its affiliate Post Road Special Opportunity Fund II LLP (collectively, “Post Road”). The Company is a party to certain sections of the Credit Agreement. Pursuant to the Credit Agreement, Post Road will provide T3 Nevada with a secured loan of up to $20,000,000 (the “Loan”), with initial loans of $10,500,000 pursuant to the issuance of a Term Loan A Note and $3,500,000 pursuant to the issuance of a Term Loan B Note, each funded on November 17, 2020, and an additional $6,000,000 on loans, in increments of $1,000,000 as requested by T3 Nevada before the 18 month anniversary of the initial funding date to be lent pursuant to the issuance of a Delayed Draw Term Note.

The Term Loan A and Delayed Draw Term Notes have maturity dates of November 17, 2024 and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan A is non-amortized (interest only payments) through the maturity date and contains an option for the Company to pay interest in kind (PIK) for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three.

Term Loan B has a maturity date of December 31, 2021 and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan B is non-amortized (interest only payments) through the maturity date and contains an option for the Company to pay interest in kind (PIK) for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three.

Permitted use of proceeds for the initial $14,000,000 of the Loan included approximately $9.452 million for the purchase price for the merger of Nexogy with and into an indirect wholly owned subsidiary of the Company described above, $1.190 million for the purchase price and transaction fees of certain assets of ActiveServe, Inc. described above, $1.480 million for the payment in full of outstanding debts owed to three creditors, including the secured creditor Thermo Communication, Inc., $484,000 for general working capital purposes and to pay approximately $894,000 in transaction fees related to the Loan. Proceeds from additional portions of the Loan, if any, are to be used for permitted acquisitions and to fund growth capital expenditures.

The Credit Agreement contains customary representations, warranties, and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operation of the business and properties of the loan parties as well as financial performance.

T3 Nevada’s obligations under the Credit Agreement are secured by a first-priority security interest in all of the assets of T3 Nevada and guaranteed by the other subsidiaries of the Company pursuant to the Guaranty and Collateral Agreement, dated November 17, 2020, by and among T3 Nevada, the Company’s other subsidiaries, and Post Road Administrative LLC (the “Guaranty and Collateral Agreement”). In addition, T3 Nevada’s obligations under the Credit Agreement are, pursuant to a Pledge Agreement (the “Pledge Agreement”), secured by a pledge of a first priority security interest in T3 Nevada’s 100% equity ownership of each of T3 Nevada’s operating companies.

Warrant

In connection with the Credit Agreement, on November 17, 2020, the Company issued a Warrant to Post Road Special Opportunity Fund II LP (the “Warrant”) to purchase, initially, twenty-five percent (25%) of the Company’s total shares (the “Warrant”), calculated on a fully-diluted basis as of the date of issuance (the “Warrant Shares”) and subject to a reduction to fifteen percent (15%) as described below.

The number of Warrant Shares is adjustable to allow the holder to maintain, subject to certain share issuances that are exceptions, the right to purchase twenty-five percent (25%) of the Company’s total shares, calculated on a fully-diluted basis. The Warrant has an exercise price of $0.01 per share and the Warrant expires on November 17, 2030. Seventy-five percent (75%) of the Warrant Shares are immediately fully vested and not subject to forfeiture at any time for any reason. The remaining twenty-five percent (25%) of the Warrant Shares are subject to forfeiture based on the Company achieving certain performance targets which, if achieved, would result in twenty percent (20%) warrant coverage. If the minority shareholders of T3 Nevada convert their T3 Nevada shares into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), the Warrant Shares percentage shall also be lowered such that when combined with the achievement of the performance targets, the warrant coverage could be reduced to fifteen percent (15%).

In connection with the issuance of the Warrant, the three executives of the Company, Art Smith, Antonio Estrada, and Craig Clement entered into a Tag-Along Agreement (the “Tag-Along Agreement”) whereby they agreed that the holder of the Warrant or Warrant Share will have the right to participate or “tag-along” in any agreements to sell any shares of their Common Stock that such executives enter into. The Company also agreed, in connection with the issuance of the Warrant and pursuant to a Board Observer Agreement (the “Board Observer Agreement”), to grant Post Road the right to appoint a representative to each of the boards of directors of the Company and each of its subsidiaries, to attend all board meeting in a non-voting observer capacity.

Equity Issuance

On November 17, 2020, the Company issued 3,730,000 options to purchase common shares to various employees with an exercise price of $0.042 per share and a term of 5 years. The options vest equally over a period of three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “plan,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 filed with the Securities and Exchange Commission on October 29, 2020.

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three months ended October 31, 2020 and 2019. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020 filed with the Securities and Exchange Commission on October 29, 2020. For purposes of the following discussion, fiscal 2021 or 2021 refers to the year ended July 31, 2021 and fiscal 2020 or 2020 refers to the year ended July 31, 2020.

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

Recent Activity

Acquisitions

On November 17, 2020, the Company closed on the acquisitions of Nexogy, Inc. (“Nexogy”), and ActivePBX (“ActivePBX”), leading providers of cloud communication, UCaaS, and broadband solutions tailored for businesses. As a combined business, Nexogy, ActivePBX, and our operating subsidiary, T3 Communications, Inc., will serve over 2,600 business customers and approximately 28,000 users. The business model of the combined entities is supported by strong and predictable recurring revenue with high gross margins under contracts with business customers in various industries including banking, healthcare, financial services, legal, insurance, hotels, real estate, staffing, municipalities, food services, and education. The contribution from the acquisitions is expected to have an immediate and positive impact on the consolidated EBITDA of the Company with additional improvements to be realized during FY2021 from the anticipated cost synergies and consolidation savings. See subsequent events note for additional details.

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

Results of Operations

Three Months ended October 31, 2020 Compared to Three Months ended October 31, 2019.

Cloud Software and Service Revenue. Cloud software and service revenue decreased by $37,000, or 2% from the three months ended October 31, 2019 to the three months ended October 31, 2020. The decrease in revenue between periods is primarily attributed to the decrease in total customers between periods. Our total number of customers decrease from 708 for the three months ended October 31, 2019 to 701 customers for the three months ended October 31, 2020. Additionally, our average monthly revenue per customer decreased from $754 for the three months ended October 31, 2019 to $738 for the three months ended October 31, 2020.

Cost of Services (exclusive of depreciation and amortization). The cost of services decreased by $55,000, or 7%, from the three months ended October 31, 2019 to the three months ended October 31, 2020. The decrease in cost of services between periods is primarily attributed to the reduction of one of our colocation sites, whereby we consolidated multiple servers and consolidated to a nationwide provider. As a result of the cost reductions, our consolidated gross margin improved by $18,000 from the three months ended October 31, 2019 to the three months ended October 31, 2020.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses decreased by $13,000, or 2%, from the three months ended October 31, 2019 to the three months ended October 31, 2020. The decrease in SG&A is attributed to reduction of a few sales partners, customer care and technical support partners.

Stock Compensation expense. Stock compensation decreased by $168,000, from the three months ended October 31, 2019 to the three months ended October 31, 2020. The decrease between periods is attributed to the recognition of stock option expense of $142,000 recognized during the three months ended October 31, 2019 associated with the stock options awarded to various employees during FY2018, FY2019 and FY2020. The Company also recognized $370,259 in stock compensation for stock issued in lieu of cash payments to the Management team during the period ended October 31, 2019. During the quarter ended October 31, 2020, only recognized $20,000 in stock options expense, only recognized $247,000 in stock compensation expense associated with the funding of the 401(K)-profit sharing plan, recognized $18,000 in stock compensation for stock issued in lieu of cash payments to an employee and recognized $58,000 in stock issued consultants for professional services.

Legal and professional fees. Legal and professional fees increased by $156,000, from the three months ended October 31, 2019 to the three months ended October 31, 2020. The increase between periods is attributed to the recognition during FY 2021 of $178,000 in professional fees related to the acquisitions.

Depreciation and amortization. Depreciation and amortization were comparable between the periods ended October 31, 2019 and 2020.

Operating loss. The Company reported an operating loss of $626,000 for the three months ended October 31, 2020 compared to an operating loss of $671,000 for the three months ended October 31, 2019. The improvement in operating loss between periods is primarily due to the decrease of $13,000 in SG&A, the improvement of $18,000 in gross margin and decrease in stock compensation expense of $168,000. These decreases were slightly offset by the increase of $156,000 in legal and professional fees.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments increased by $643,000 from the three months ended October 31, 2019 to the three months ended October 31, 2020. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized an increase between periods.

Income tax benefit (expense). During the three months ended October 31, 2020, the Company recognized an income tax expense of $8,000. During the three months ended October 31, 2019, the Company recognized an income tax benefit of $39,000. The primary reason for the income tax benefit was due to a refund for previously paid taxes.

Interest expense. Interest income (expense) decreased by $124,000 from the three months ended October 31, 2019 to the three months ended October 31, 2020. During the quarter ended October 31, 2020, the Company recognized non-cash interest / accretion expense of $196,000 related to the adjustment to the present value of various convertible notes and debentures. Additionally, the Company recognized $107,000 in interest expense for cash interest payments on various promissory notes, accrual of $3,000 for interest expense for various promissory notes, and interest income of $6,600.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the three months ended October 31, 2020 was $756,000, an improvement of $765,000 as compared to a net loss for the three months ended October 31, 2019 of $1,521,000. The improvement of $765,000 in net loss including noncontrolling interest between periods is primarily due to the increase of $18,000 in gross margin between periods, the decline of $13,000 in SG&A, the decline of $168,000 in stock compensation expense, the improvement of $643,000 in loss on derivative instruments and the improvement of $124,000 in interest expense. The improvements were slightly offset by the increase of $156,000 in legal and professional fees and the decrease of $47,000 in income tax benefits.

Net income attributable to the noncontrolling interest. During the three months ended October 31, 2020 and 2019, the consolidated entity recognized net income in noncontrolling interest of $35,000 and $13,000, respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net loss for the quarter ended October 31, 2020 was $721,000 compared to a net loss for the quarter ended October 31, 2019 of $1,508,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend declared on convertible preferred stock for the quarter ended October 31, 2020 was $5,000 compared to a Deemed dividend on convertible preferred stock for the quarter ended October 31, 2019 of $0.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the three months ended October 31, 2020 was $726,000 compared to a net loss for the three months ended October 31, 2019 of $1,508,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $446,000 as of October 31, 2020. Net cash provided by operating activities during the three months ended October 31, 2020 was approximately $86,000, primarily as a result of operating expenses, that included $343,000 in stock compensation and warrant expense, amortization of debt discount of $194,000, gain on derivative liability of $178,000, depreciation and amortization expense of $161,000. Additionally, we had an increase of $334,000 in accounts payable, increase in accrued expenses of $44,000, decrease in deferred income of $141,000, decrease in accounts receivables of $92,000, and an increase in prepaid expenses and other current assets of $6,000.

Cash used in investing activities during the three months ended October 31, 2020 was $483,000, which included $118,000 for the purchase of equipment and the cash paid of $365,000 for escrow deposits related to an acquisition.

Cash provided by financing activities during the three months ended October 31, 2020 was $158,000. The Company secured $308,000 from convertible notes, net of issuance costs and discounts. The Company made principal payments of $101,000 on convertible notes, principal payments of $31,000 on related party notes, and $18,000 in principal payments on equipment financing. Overall, our net operating, investing, and financing activities during the three months ended October 31, 2020 consumed approximately $239,000 of our available cash.

Digerati’s consolidated financial statements for the three months ending October 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $89,418,000 and a working capital deficit of approximately $5,312,000 which raises doubt about Digerati’s ability to continue as a going concern.

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

Management believes that available resources as of October 31, 2020, will not be sufficient to fund the Company’s operations and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

Our current cash expenses are expected to be approximately $310,000 per month, including wages, rent, utilities, corporate expenses, and legal professional fees associated with potential acquisitions. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of October 31, 2020, our total liabilities were approximately $6,823,000, which included $223,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $500,000 of additional working capital to fund our corporate expenses during Fiscal 2021.

We have been successful in raising debt and equity capital in the past and as described in Notes 6, 7, and 8 to our consolidated financial statements. In addition, we raised debt capital after October 31, 2020 as described at the beginning of Part I, Item II under the heading “Recent Activity” and the subheading “Credit Agreement & Financing” and in Note 12 to our consolidated financial statements. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended October 31, 2020, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

None

Item 1A. Risk Factors.

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended October 31, 2020 that were not previously reported in a Current Report on Form 8-K except:

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

On September 1, 2020, the Company issued 250,000 common shares toa former member of the Management team for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $17,500 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

On October 13, 2020, the Company entered into a $330,000 promissory note, and in conjunction with the promissory note, we issued 1,000,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $45,000 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

On November 17, 2020, the Company issued 3,730,000 options to purchase common shares to various employees with an exercise price of $0.042 per share and a term of 5 years. The options vest equally over a period of three years. At the time of issuance, the options had a fair market value of $215,000.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5.  Other Information.

None

Item 6. Exhibits

Exhibit Number	Exhibit Title

4.1	Convertible Promissory Note for $330,000 with Platinum Point Capital LLC dated October 13, 2020. (filed as Exhibit 4.3 to Form 10-K filed with the SEC on October29, 2020).

4.2	Convertible Promissory Note for $27,500 with Platinum Point Capital LLC dated October 15, 2020. (filed as Exhibit 4.4 to Form 10-K filed with the SEC on October29, 2020).

4.3	Payoff Letter dated October 15, 2020, by and between Digerati Technologies, Inc., and Platinum Point Capital LLC. (filed as Exhibit 4.5 to Form 10-K filed with the SEC on October29, 2020).

10.1	Securities Purchase Agreement for $330,000 with Platinum Point Capital LLC dated October 13, 2020. (filed as Exhibit 10.6 to Form 10-K filed with the SEC on October29, 2020).

10.2	Securities Purchase Agreement for $27,500 with Platinum Point Capital LLC dated October 15, 2020. (filed as Exhibit 10.7 to Form 10-K filed with the SEC on October29, 2020).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: December 14, 2020	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: December 14, 2020	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)