Form 10-Q
period 2021-01-31
Digerati Technologies, Inc.
filed 2021-03-16
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
136,958,000	Common Stock $0.001 par value	March 16, 2021

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2021

i

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2021 AND JULY 31, 2020 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANAURY 31, 2021 AND 2020 (UNAUDITED)

PAGE 3-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2021 AND 2020 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2021 AND 2020 (UNAUDITED)

PAGES 6-31	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	January 31,	July 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,875	$685
Accounts receivable, net	617	208
Prepaid and other current assets	244	361
Total current assets	2,736	1,254

LONG-TERM ASSETS:
Intangible assets, net	9,885	1,451
Goodwill, net	3,513	810
Property and equipment, net	620	431
Other assets	67	43
Investment in Itellum	185	185
Right-of-use asset	366	176
Total assets	$17,372	$4,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,598	$1,487
Accrued liabilities	2,353	1,840
Equipment financing	57	62
Convertible note payable, current, net $177 and $295, respectively	840	548
Note payable, current, related party, net of $0 and $0, respectively	1,006	78
Note payable, current, net $1,571 and $0, respectively	2,289	1,571
Deferred income	328	279
Derivative liability	6,462	606
Operating lease liability, current	105	99
Total current liabilities	15,038	6,570

LONG-TERM LIABILITIES:
Notes payable, related party, net $0 and $6, respectively	409	85
Note payable, net $5,337 and $0, respectively	5,370	193
Equipment financing	8	38
Operating lease liability	261	77
Total long-term liabilities	6,048	393

Total liabilities	21,086	6,963

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized
Convertible Series A Preferred stock, $0.001, 1,500,000 shares designated, 225,000 and 225,000 issued and outstanding, respectively	-	-
Convertible Series B Preferred stock, $0.001, 1,000,000 shares designated, 407,477 and 0 issued and outstanding, respectively	-	-
Convertible Series C Preferred stock, $0.001, 1,000,000 shares designated, 0 and 0 issued and outstanding, respectively	-	-
Series F Super Voting Preferred stock, $0.001, 100 shares designated, 100 and 0 issued and outstanding, respectively	-	-
Common stock, $0.001, 150,000,000 shares authorized, 134,359,175 and 101,323,590 issued and outstanding, respectively (22,000,000 reserved in Treasury)	134	101
Additional paid in capital	87,966	86,364
Accumulated deficit	(91,368)	(88,697)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(3,267)	(2,231)
Noncontrolling interest	(447)	(382)
Total stockholders’ deficit	(3,714)	(2,613)
Total liabilities and stockholders’ deficit	$17,372	$4,350

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
OPERATING REVENUES:
Cloud software and service revenue	$3,326	$1,557	$4,878	$3,146

Total operating revenues	3,326	1,557	4,878	3,146

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	1,434	776	2,182	1,579
Selling, general and administrative expense	1,965	1,118	2,976	2,310
Legal and professional fees	255	208	513	310
Bad debt	4	1	4	1
Depreciation and amortization expense	432	153	593	316
Total operating expenses	4,090	2,256	6,268	4,516

OPERATING LOSS	(764)	(699)	(1,390)	(1,370)
OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	(160)	783	18	318
Gain (loss) on settlement of debt	197	-	197	-
Income tax benefit (expense)	(51)	(7)	(59)	32
Interest expense	(1,202)	(578)	(1,502)	(1,002)
Total other income (expense)	(1,216)	198	(1,346)	(652)
NET LOSS INCLUDING NONCONTROLLING INTEREST	(1,980)	(501)	(2,736)	(2,022)
Less: Net loss attributable to the noncontrolling interests	30	44	65	57

NET LOSS ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	(1,950)	(457)	(2,671)	(1,965)
Deemed dividend on Series A Convertible preferred stock	(5)	-	(10)	-
NET LOSS ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(1,955)	$(457)	$(2,681)	$(1,965)
LOSS PER COMMON SHARE - BASIC	$(0.02)	$(0.01)	$(0.02)	$(0.06)
LOSS PER COMMON SHARE - DILUTED	$(0.02)	$(0.01)	$(0.02)	$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	122,706,601	38,118,032	121,578,716	31,598,490
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	122,706,601	38,118,032	121,578,716	31,598,490

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended January 31, 2021

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Preferred
	Convertible								Additional		Other
	Series A		Series B		Series F		Common		Paid-in	Accumulated	Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Income	Deficit	Interest	Totals

BALANCE, July 31, 2020	225,000	-	407,477	-	100	-	101,323,590	$101	$86,364	$(88,697)	$1	$(2,231)	$(382)	$(2,613)
Amortization of employee stock options	-	-	-	-	-	-	-	-	20	-	-	20	-	20
Common stock issued for services, to employees	-	-	-	-	-	-	7,858,820	8	257	-	-	265	-	265
Common stock issued for services	-	-	-	-	-	-	2,000,000	2	56	-	-	58	-	58
Common stock issued for debt conversion	-	-	-	-	-	-	10,000,000	10	147	-	-	157	-	157
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	1,000,000	1	44	-	-	45	-	45
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	111	-	-	111	-	111
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	205	-	-	205	-	205
Dividends declared	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net loss	-	-	-	-	-	-	-	-	-	(721)	-	(721)	(35)	(756)
BALANCE, October 31, 2020	225,000	-	407,477	-	100	-	122,182,410	$122	$87,199	$(89,418)	$1	$(2,096)	$(417)	$(2,513)
Amortization of employee stock options	-	-	-	-	-	-	-	-	33	-	-	33	-	33
Common stock issued for settlement of accounts payable	-	-	-	-	-	-	1,000,000	1	59	-	-	60	-	60
Common stock issued for debt conversion	-	-	-	-	-	-	10,676,765	11	243	-	-	254	-	254
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	500,000	-	24	-	-	24	-	24
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	30	-	-	30	-	30
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	383	-	-	383	-	383
Dividends declared	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net loss	-	-	-	-	-	-	-	-	-	(1,950)	-	(1,950)	(30)	(1,980)
BALANCE, January 31, 2021	225,000	-	407,477	-	100	-	134,359,175	$134	$87,966	$(91,368)	$1	$(3,267)	$(447)	$(3,714)

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended January 31, 2020

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
					Additional		Other
	Convertible Preferred		Common		Paid-in	Accumulated	Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Shares	Par	Capital	Deficit	Income	Deficit	Interest	Totals

BALANCE, July 31, 2019	225,000	-	23,740,406	$24	$82,972	$(85,320)	$1	$(2,323)	$(335)	$(2,658)
Stock issued for services, to employees	-		5,289,420	5	365	-	-	370	-	370
Amortization of employee stock options	-		-	-	141	-	-	141	-	141
Stock issued for convertible debt	-		3,782,881	4	153	-	-	157	-	157
Derivative liability resolved to APIC due to note conversion	-	-	-	-	240	-	-	240	-	240
Stock issued, extension of debt	-		400,000	-	40	-	-	40	-	40
Dividends declared	-		-	-	(8)	-	-	(8)	-	(8)
Net Ioss	-		-	-	-	(1,508)	-	(1,508)	(13)	(1,521)
BALANCE, October 31, 2019	225,000	-	33,212,707	$33	$83,903	$(86,828)	$1	$(2,891)	$(348)	$(3,239)
Stock issued for services, to employees	-		5,012,658	5	193	-	-	198	-	198
Amortization of employee stock options	-		-	-	110	-	-	110	-	110
Stock issued for services	-		400,000	1	15	-	-	16	-	16
Stock issued for convertible debt	-		8,539,179	9	144	-	-	153	-	153
Derivative liability resolved to APIC due to note conversion	-	-	-	-	145	-	-	145	-	145
Stock issued for accrued interest payments on debt	-		282,885	-	15	-	-	15	-	15
Stock issued, extension of debt	-		80,000	-	3	-	-	3	-	3
Stock issued for conversion of Series A convertible preferred stock	(25,000)		86,667	-	-	-	-	-	-	-
Dividends declared	-		-	-	(4)	-	-	(4)	-	(4)
Net Ioss	-		-	-	-	(457)	-	(457)	(44)	(501)
BALANCE, January 31, 2020	200,000	-	47,614,096	$48	$84,524	$(87,285)	$1	$(2,712)	$(392)	$(3,104)

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended January 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,736)	$(2,022)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	593	316
Stock compensation and warrant expense	376	834
Bad debt	4	1
Amortization of ROU - operating	64	124
Amortization of debt discount	859	713
Loss (Gain) on derivative liabilities	(18)	(318)
(Gain) on settlement of debt	(197)	-
Changes in operating assets and liabilities:
Accounts receivable	(136)	24
Prepaid expenses and other current assets	(70)	7
Inventory	22	-
Right of use operating lease liability	(64)	(124)
Accounts payable	(179)	63
Accrued expenses	954	301
Deferred income	49	69
Net cash used in operating activities	(479)	(12)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(182)	(34)
Acquisitions of VoIP assets, net of cash received	(10,108)	-
Net cash used in investing activities	(10,290)	(34)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from convertible debt, net of original issuance cost and discounts	558	150
Borrowings from debt, net of original issuance cost and discounts	13,036	-
Principal payments on debt, net	(1,330)	-
Principal payments on convertible notes, net	(101)	(36)
Principal payments on related party notes, net	(169)	(67)
Principal payment on equipment financing	(35)	(31)
Net cash provided by financing activities	11,959	16

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,190	(30)
CASH AND CASH EQUIVALENTS, beginning of period	685	406

CASH AND CASH EQUIVALENTS, end of period	$1,875	$376

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$415	$210
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued interest rolled into principal	$148	$-
Stock issued with convertible debt - debt discount	$69	$-
Beneficial conversion feature on convertible debt	$141	$-
Debt discount from derivative liabilities	$6,462	$540
Debt from assignment of accrued interest	$-	$99
Promissory note reclassed to convertible debt	$15	$-
Capitalization of ROU assets and liabilities - operating	$254	$372
Common Stock issued for debt conversion	$411	$310
Common Stock issued for interest payment	$-	$15
Common Stock issued for accounts payable	$60	$-
Common Stock issued for debt extension	$-	$43
Dividend declared	$10	$12
Derivative liability resolved to APIC due to debt conversion	$588	$385

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

Treasury Shares

As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 22,000,000 treasury shares for consideration for future conversions and exercise of warrants. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of January 31, 2021, we believe that the treasury share reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

Customers and Suppliers

We rely on various suppliers to provide services in connection with our VOIP and UCaaS offerings. Our customers include businesses in various industries including Healthcare, Banking, Financial Services, Legal, Real Estate, and Construction. We are not dependent upon any single supplier or customer.

During the six months ended January 31, 2021 and 2020, the Company did not derive a significant amount of revenue from one single customer.

As of the six months ended January 31, 2021 and 2020, the Company did not derive a significant number of accounts receivable from one single customer.

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

Disaggregation of Cloud software and service revenue

Summary of disaggregated revenue is as follows (in thousands):

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Cloud software and service revenue	$3,226	$1,544	$4,774	$3,097
Product revenue	100	13	104	49
Total operating revenues	$3,326	$1,557	$4,878	$3,146

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of January 31, 2021 and July 31, 2020, were $3,250 and $5,980, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of January 31, 2021 and July 31, 2020, were $68,000 and $148,000, respectively.

Customer deposits

The Company in some instances requires customers to make deposits for equipment, installation charges and training. As equipment is installed and training takes places the deposits are then applied to revenue. As of January 31, 2021, and July 31, 2020, Digerati’s customer deposits balance was $131,000 and $131,000, respectively.

Costs to Obtain a Customer Contract

Sales commissions are paid upon collections of related revenue and are expensed during the same period. Sales commissions for the six months ended January 31, 2021 and January 31, 2020, were $260,050 and $33,448, respectively.

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

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive income (loss). For the six months ended January 31, 2021 and 2020, the Company recognized a noncontrolling deficits of $65,000 and $57,000, respectively.

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

NOTE 2 – GOING CONCERN

Financial Condition

The Company’s consolidated financial statements for the six months ending January 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, the Company has incurred net losses and accumulated a deficit of approximately $91,368,000, a working capital deficit of approximately $12,302,000 and total liabilities of $21,086,000, which raises substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Management believes that available resources as of January 31, 2021, will not be sufficient to fund the Company’s operations and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2021 we anticipate reducing fixed costs and general expenses, in addition, certain members of our management team have taken a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to adopt best practices from our recent acquisitions and invest in a marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers and channel partners to tap into new sources of revenue streams, we have also secured numerous agent agreements through our recent acquisitions that we anticipate will accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees.

We have been successful in raising debt and equity capital in the past and as described in Notes 6, 7, and 8. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

The Company’s consolidated financial statements as of January 31, 2021 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve our ability to continue as a going concern.

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

The Company used $14,000,000 of the credit facility for the payment of approximately $9.452 million for the purchase price for the merger of Nexogy, $1.190 million for the purchase price and transaction fees of certain assets of ActiveServe, Inc., $1.487 million for the payment in full of outstanding debts owed and accrued interest to three creditors, including the secured creditor Thermo Communication, Inc., the payment of approximately $464,000 paid to Post Road, and recognized as deferred financing cost, and will be amortized over the terms of the notes. In addition, the Company expensed $430,000 in legal fees associated to the acquisitions and financing.

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

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at January 31, 2021 and July 31, 2020:

Total amortization expense for the six months ended January 31, 2021 and 2020 was $436,715 and $189,714, respectively.

January 31, 2021	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(24,672)	15,328
Customer relationships, 7 years	1,480,000	(593,219)	886,781
Customer relationships 7 years	5,710,000	(142,750)	5,567,250
Trademarks, 7 years	2,870,000	(71,750)	2,798,250
Non-compete, 2 & 3 years	290,000	(32,500)	257,500
Marketing & Non-compete, 5 years	800,000	(440,000)	360,000
Total Define-lived Assets	11,340,000	(1,454,891)	9,885,109
Goodwill, Indefinite	3,512,533	-	3,512,533
Balance, January 31, 2021	$14,852,533	$(1,454,891)	$13,397,642

July 31, 2020	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(20,672)	19,328
Customer relationships, 7 years	1,480,000	(487,505)	992,495
Marketing & Non-compete, 5 years	800,000	(360,000)	440,000
Total Define-lived Assets	2,470,000	(1,018,177)	1,451,823
Goodwill, Indefinite	810,353	-	810,353
Balance, July 31, 2020	$3,280,353	$(1,018,177)	$2,262,176

NOTE 4 – STOCK-BASED COMPENSATION

In November 2015, the Company adopted the Digerati Technologies, Inc. 2015 Equity Compensation Plan (the “Plan”). The Plan authorizes the grant of up to 7.5 million stock options, restricted common shares, non-restricted common shares and other awards to employees, directors, and certain other persons. The Plan is intended to permit the Company to retain and attract qualified individuals who will contribute to the overall success of the Company. The Company’s Board of Directors determines the terms of any grants under the Plan. Exercise prices of all stock options and other awards vary based on the market price of the shares of common stock as of the date of grant. The stock options, restricted common stock, non-restricted common stock, and other awards vest based on the terms of the individual grant.

During the six months ended January 31, 2021, we issued:

●	7,608,820 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of $247,287 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	250,000 common shares to a former member of the Management team for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $17,500 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	3,730,000 options to purchase common shares to various employees with an exercise price of $0.04 per share and a term of 5 years. At issuance, 33,333 of the options vested, 66,667 of the options will vest equally over a period of two years, and 3,630,000 of the options will vest equally over a period of three years. The options have a fair market value of $214,812.

During the six months ended January 31, 2020, we issued:

●	7,313,827 common shares to the Executive Officers for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $410,044 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	2,988,251 shares of common stock to the Executive Officers, with a market value at time of issuance of $158,216 the stock was issued as payment for outstanding compensation.

●	60,000 options to purchase common shares to an employee with an exercise price of $0.12 per share and a term of 5 years. The options vest equally over a period of three years. The options have a fair market value of $7,158.

The fair market value of all options issued during the six months ended January 31, 2021 were determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	198.82% - 317.52%
Risk-free interest rate	0.22% - 1.47%
Expected term	2.0 - 3.0 years.

The Company recognized approximately $53,455 and $251,603 in stock-based compensation expense for stock options to employees for the six months ended January 31, 2021 and 2020, respectively. Unamortized compensation stock option cost totaled $224,562 and $189,161 at January 31, 2021 and January 31, 2020, respectively.

A summary of the stock options as of January 31, 2021 and July 31, 2020 and the changes during the six months ended January 31, 2021 are presented below:

		Weighted average	Weighted average remaining contractual
	Options	exercise price	term (years)

Outstanding at July 31, 2020	5,000,000	$0.27	2.66
Granted	3,730,000	$0.04	4.86
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at January 31, 2021	8,730,000	$0.17	3.33
Exercisable at January 31, 2021	5,270,390	$0.26	2.29

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 8,730,000 and 5,000,000 stock options outstanding at January 31, 2021 and July 31, 2020 was $55,204 and $0, respectively.

The aggregate intrinsic value of 5,270,390 and 4,717,699 stock options exercisable at January 31, 2021 and July 31, 2020 was $3,760 and $0, respectively.

NOTE 5 – WARRANTS

During the six months ended January 31, 2021, the Company issued the following warrants:

On November 17, 2020, the Company issued 107,701,179 Warrants to Post Road Special Opportunity Fund II LP (the “Warrant”) to purchase, initially, twenty-five percent (25%) of the Company’s total shares (the “Warrant”), calculated on a fully-diluted basis as of the date of issuance (the “Warrant Shares”) and subject to a reduction to fifteen percent (15%) as described below.

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

In connection with the issuance of the Warrant, the three executives of the Company, Art Smith, Antonio Estrada, and Craig Clement entered into a Tag-Along Agreement (the “Tag-Along Agreement”) whereby they agreed that the holder of the Warrant or Warrant Share will have the right to participate or “tag-along” in any agreements to sell any shares of their Common Stock that such executives enter into. The Company also agreed, in connection with the issuance of the Warrant and pursuant to a Board Observer Agreement (the “Board Observer Agreement”), to grant Post Road the right to appoint a representative to each of the boards of directors of the Company and each of its subsidiaries, to attend all board meeting in a non-voting observer capacity. In addition, at issuance the Company recognized $6,462,050 in Derivative liability associated with these warrants.

During the six months ended January 31, 2020, the Company did not issue any warrants.

A summary of the warrants as of January 31, 2021 and July 31, 2020 and the changes during the six months ended January 31, 2021 are presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term (years)

Outstanding at July 31, 2020	2,240,000	$0.33	1.61
Granted	107,701,179	$0.01	9.80
Exercised	-	-	-
Forfeited and cancelled	(105,000)	$0.50	-
Outstanding at January 31, 2021	109,836,179	$0.02	9.63
Exercisable at January 31, 2021	82,610,884	$0.01	9.86

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 109,836,179 and 2,240,000 warrants outstanding at January 31, 2021 and July 31, 2020 was $5,052,691 and $6,160, respectively.

The aggregate intrinsic value of 82,610,884 and 1,940,000 warrants exercisable at January 31, 2021 and July 31, 2020 was $3,743,990 and $6,160, respectively.

During the six months ended January 31, 2021, 105,000 warrants expired with an exercise price pf $0.50. These warrants were issued in August and October 2017.

In December 2017, the Company issued 100,000 warrants to a consultant for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.50. Additionally, the Company committed to issue 100,000 warrants if the Company’s stock price traded at $0.75 per share for 10 consecutive days, to issue 100,000 warrants if the Company’s stock price traded at $1.00 per share for 10 consecutive days, and to issue 100,000 warrants if the Company’s stock price traded at $1.25 per share for 10 consecutive days. The 300,000 commitment warrants have not been issued since the requirements were not achieved during the six months ending January 31, 2021.

NOTE 6 – NOTES PAYABLE NON-CONVERTIBLE

Notes Payable Non-convertible

On April 30, 2018, T3 Communications, Inc., a Nevada corporation (“T3”), our majority owned subsidiary, entered into a secured promissory note for $650,000 with an effective annual interest rate of 0% and an initial maturity date of May 14, 2018. The lender subsequentially continued to extend the maturity date on the note. On October 14, 2020, the lender agreed to extend the maturity date until October 31, 2020, the Company continued to pay $3,250 per week in late fees. In conjunction with the note, T3 entered into a Security Agreement, whereby T3 agreed to pledge one third of the outstanding shares of its Florida operations, T3 Communications, Inc. On November 17, 2020, the Company paid the total principal balance outstanding of $700,000. As of January 31, 2021, and July 31, 2020, the outstanding principal balance were $0 and $700,000, respectively.

On April 30, 2018, T3 entered into a credit facility under a secured promissory note of $500,000, interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month and a maturity date of April 30, 2020. The note was collateralized by T3’s accounts receivables. On April 10, 2020, the Company increased the credit facility to $600,000 and the lender agreed to extend the maturity date until April 10, 2022. In addition, the Company agreed to a revised effective annual interest rate of prime plus 5.75%, adjusted quarterly on the first day of each calendar quarter. On November 17, 2020, the Company paid the total principal balance outstanding of $600,000 and $11,115 in accrued interest and fees. As of January 31, 2021, and July 31, 2020, the outstanding principal balance were $0 and $600,000, respectively.

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018.In February 2020, the maturity date was extended until December 31, 2020. In March 2021, the maturity date was extended until July 31, 2021. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. The outstanding balance as of January 31, 2021 and July 31, 2020 was $50,000.

On June 14, 2019, the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a 12% minority interest in Itellum Comunicacions Costa Rica, S.R.L. In conjunction with this transaction, we entered into a non-recourse promissory note for $17,500 with an effective annual interest rate of 8% and an initial maturity date of September 14, 2019. On February 15, 2020, the maturity date was extended to July 31, 2020. On August 1, 2020, the lender agreed to extend the maturity date to October 31, 2020. Subsequentially, the lender agreed to extend the maturity date to January 31, 2021. Additionally, the lender agreed to extend the maturity date to April 30, 2021. The outstanding balance as of January 31, 2021 and July 31, 2020, was $7,500.

On February 26, 2020, the Company entered into a secured promissory note for $30,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020. Subsequently, the note holder agreed to extend the maturity date until August 31, 2020. The promissory note was secured by the Company’s receivables. On November 17, 2020, the Company paid the total principal balance outstanding of $30,000 and $2,604 in accrued interest. The outstanding balance as of January 31, 2021 and July 31, 2020, were $0 and $30,000, respectively.

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the Notes in whole or in part. The principal balance on the various notes were $62,500, $86,000, and $213,100, respectively as of January 31, 2021 and July 31, 2020.

Credit Agreement and Notes

On November 17, 2020, T3 Communications, Inc., a Nevada corporation (“T3 Nevada”), a majority owned subsidiary of Digerati Technologies, Inc. (the “Company”) and the Company’s other subsidiaries entered into a credit agreement (the “Credit Agreement”) with Post Road. The Company is a party to certain sections of the Credit Agreement. Pursuant to the Credit Agreement, Post Road will provide T3 Nevada with a secured loan of up to $20,000,000 (the “Loan”), with initial loans of $10,500,000 pursuant to the issuance of a Term Loan A Note and $3,500,000 pursuant to the issuance of a Term Loan B Note, each funded on November 17, 2020, and an additional $6,000,000 on loans, in increments of $1,000,000 as requested by T3 Nevada before the 18 month anniversary of the initial funding date to be lent pursuant to the issuance of a Delayed Draw Term Note. After payment of transaction-related expenses and closing fees of $964,000, net proceeds to the Company from the Note totaled $13,036,000. The Company recorded these discounts and cost of $964,000 as a discount to the Notes and will be amortized over the term of the notes.

The Company used $14,000,000 of the credit facility for the payment of approximately $9.452 million for the purchase price for the merger of Nexogy, $1.190 million for the purchase price and transaction fees of certain assets of ActiveServe, Inc., $1.487 million for the payment in full of outstanding debts owed and accrued interest to three creditors, including the secured creditor Thermo Communication, Inc., the payment of approximately $464,000 paid to Post Road, and recognized as deferred financing cost, and will be amortized over the terms of the notes. In addition, the Company expensed $430,000 in legal fees associated to the acquisitions and financing.

The Term Loan A and Delayed Draw Term Notes have maturity dates of November 17, 2024 and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan A is non-amortized (interest only payments) through the maturity date and contains an option for the Company to pay interest in kind (PIK) for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three. The principal balance and accrued PIK interest outstanding on the note were $10,500,000 and $111,202, respectively as of January 31, 2021.

Term Loan B has a maturity date of December 31, 2021 and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan B is non-amortized (interest only payments) through the maturity date and contains an option for the Company to pay interest in kind (PIK) for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three. The principal balance and accrued PIK interest outstanding on the note were $3,500,000 and $37,067, respectively as of January 31, 2021.

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

NOTE 7 – RELATED PARTY PROMISORY NOTES

On May 1, 2018, T3 entered into a secured promissory note for $275,000 with an effective annual interest rate of 8.08% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by T3 in its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $26,543 and was recognized as a discount on the promissory note. The company amortized as interest expense during the periods ended January 31, 2021 and July 31, 2020, $6,300 and $10,386, respectively. The total unamortized discount as of January 31, 2021 and July 31, 2020 were $0 and $6,300, respectively. The note holder also serves as Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries. During the six months ending January 31, 2021, the Company paid the total principal balance outstanding of $152,634. The total principal outstanding as of January 31, 2021 and July 31, 2020, were $0 and $152,634, respectively.

On February 27, 2020, the Company entered into an unsecured promissory note for $70,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020. Subsequently, the note holder agreed to extend the maturity date until August 31, 2020. In addition, the Company agreed to pay the lender in services provided by the Company, and any unpaid principal and accrued interest will be paid in cash. During the six months ended January 31, 2020 and January 31, 2021, the Company provided VoIP Hosted and fiber services of $88,035 and $84,697, respectively. On August 3, 2020, the promissory note was paid in full. The total principal outstanding as of January 31, 2021 and July 31, 2020 were $0 and $16,298, respectively. The note holder also serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

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

Part of the Purchase Price is payable in 8 equal quarterly payments of $136,250, subject to T3 Florida achieving quarterly post-purchase recurring revenues under monthly contracts or subscriptions from the acquired customer base, excluding charges for taxes, regulatory fees, additional set-up fees, equipment purchases or lease, and consulting fees. To the extent that a quarterly revenue threshold is not reached, the amount of the corresponding quarterly payment shall be reduced on a proportional basis. T3 Florida’s $1,140,000 payment obligation is represented by a promissory note of T3 Florida in the form included as an exhibit to the Purchase Agreement. The note, in turn, is subject to the Subordination Agreement, included as an Exhibit to the Purchase Agreement, among Seller, the Company’s parent, T3 Nevada, and Post Road Administrative, LLC, in its capacity as administrative agent for the Post Road lenders. $275,000 of the Purchase Price (the “Customer Renewal Value”) represents an incentive earn-out to be paid with respect to Seller’s customer accounts which are transferred to T3 Florida at closing, that are renewed, expanded and/or revised with T3 Florida for a minimum term of twelve months with an auto-renewal for 12 months. The total principal outstanding on the three notes as of January 31, 2021 was $1,415,000.

In connection with the Purchase Agreement, the Company entered with the Note Holders into Consulting Agreements and a Non-Compete Agreement with each of Alex Gonzalez and Jose Gonzalez, the Chief Executive Officer and Chief Technology Officer of ActivePBX. Under the Consulting Agreements, the Company will pay on an annual basis $90,000 to each the consultants.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At January 31, 2021 and July 31, 2020, convertible notes payable consisted of the following:

	January 31,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2020	2020

In November 2019 and February 2020, the holder agreed to extend the maturity date of the notes until April 30, 2020. In June 2020, the note holder agreed to extend the maturity date until August 31, 2020, which was again extended until January 31, 2021. The holder agreed to extend the Maturity date until February 15, 2021. Subsequently, the note was settled under a debt exchange agreement in which the holder received payment in full for the outstanding balance and accrued interest.	$32,000	$32,000

On July 27, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, annual interest rate of 8% and a maturity date of March 27, 2021. After payment of transaction-related expenses and closing fees of $35,000, net proceeds to the Company from the Note totaled $240,000. The Company recorded these discounts and cost of $35,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $11,626 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.05 (five) cents or (b). 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized as interest expense during the period ended January 31, 2021 $34,970. The total unamortized discount on the Note as of January 31, 2021 and July 31, 2020, were $11,657 and $46,626, respectively. On January 28, 2021, the holder agreed to extend the maturity date until August 1, 2021. In conjunction with the amendment, the Company agreed to add to the outstanding balance $50,000 as consideration for the extension of the maturity date. The total principal balance outstanding as of January 31, 2021 and July 31, 2020, were $325,000 and $275,000, respectively.	325,000	275,000

On October 13, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $330,000, annual interest rate of 8% and a maturity date of October 13, 2021. After payment of transaction-related expenses and closing fees of $32,000, net proceeds to the Company from the Note totaled $298,000. The Company recorded $32,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 1,000,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $45,003 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $107,255 as debt discount for the intrinsic value of the conversion feature and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.05 (five) cents or (b). 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized as interest expense during the period ended January 31, 2021 $70,475. The total unamortized discount on the Note as of January 31, 2021 was $140,950. The total principal balance outstanding as of January 31, 2021 was $330,000.	330,000	-

On October 15, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $27,500, annual interest rate of 8% and a maturity date of October 15, 2021. After payment of transaction-related expenses and closing fees of $2,500, net proceeds to the Company from the Note totaled $25,000. Additionally, the Company recorded $6,075 as a discount to the Note and amortized over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.05 (five) cents or (b). 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized as interest expense during the six months ended January 31, 2021 $8,575. The total unamortized discount on the Note as of January 31, 2021 was $0. On January 31, 2021, the holder agreed to roll over to a new consolidated note the principal balance outstanding of $27,500 and $982 of accrued interest. The total principal balance outstanding as of January 31, 2021 was $0. (See new consolidated note dated January 31, 2021 for $80,235)	-	-

On January 27, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of January 27, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $24,368 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.05 (five) cents or (b). seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized as interest expense during the six months ended January 31, 2021 $0. The total unamortized discount on the Note as of January 31, 2021 was $24,368. The total principal balance outstanding as of January 31, 2021 was $250,000.	250,000	-

On January 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $80,235, annual interest rate of 8% and a maturity date of February 17, 2022. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.05 (five) cents or (b). seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total principal balance outstanding as of January 31, 2021 was $80,235.	80,235	-

Total convertible notes payables non-derivative:	1,017,235	307,000

CONVERTIBLE NOTES PAYABLE - DERIVATIVE

On August 30, 2019, the Company entered into variable convertible note for $93,500, bearing interest at a rate of 10% per annum and a maturity date of May 30, 2020. On August 10, 2020, the noteholder agreed to extend the maturity date until October 31, 2020. After payment of transaction-related expenses of $8,500, net proceeds to the Company from the Note totaled $85,000. The Company recorded these discounts and cost of $8,500 as a discount to the Note and fully amortized as interest expense during the period. The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $100,978, of which $85,000 was recorded as debt discount and will be amortized during the term of the Note, and $15,978 was recorded as day 1 derivative loss. During the six months ended January 31, 2021, the Company issued 5,000,000 shares of common stock for the conversion of $80,000 of the principal balance outstanding. The total unamortized discount on the Note as of January 31, 2021 and July 31, 2020 was $0. The Company amortized $0 and $93,500 of debt discount as interest expense during the periods ended January 31, 2021 and July 31, 2020, respectively. On January 31, 2021, the holder agreed to roll over to a new consolidated note the principal balance outstanding of $13,500 and $9,300 of accrued interest. The total principal balance outstanding as of January 31, 2021 and July 31, 2020, were $0 and $93,500, respectively. (See new consolidated note dated January 31, 2021 for $80,235) (See below variable conversion terms No.1)	-	93,500

On January 10, 2020, the Company entered into an Assignment Agreement whereby Armada Investment Fund LLC (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $145,297 and $35,750, representing the outstanding principal balance on the Convertible Promissory Notes dated July 11, 2019 and October 18, 2019, respectively, plus accrued interest of $28,953. The new notes are in the aggregate principal amount of $210,000, annual interest rate of 3% and a maturity date of January 10, 2021. On January 22, 2020, the Company entered into an Assignment Agreement whereby BHP Capital NY Inc. (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $146,625, representing the outstanding principal balance on the Convertible Promissory Note dated July 11, 2019, plus accrued interest of $33,375. The new note is in the aggregate principal amount of $180,000, annual interest rate of 3% and a maturity date of January 22, 2021. On January 22, 2020, the Company entered into an Assignment Agreement whereby Jefferson Street Capital LLC (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $146,625, representing the outstanding principal balance on the Convertible Promissory Note dated July 11, 2019, plus accrued interest of $33,375. The new note is in the aggregate principal amount of $180,000, annual interest rate of 3% and a maturity date of January 22, 2021. The Company analyzed the notes for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of the assignment, the Company recognized derivative liability for the new convertible notes of $784,565, of which $570,000 was recorded as debt discount and amortized over the term of the notes, and $214,565 was recorded as day 1 derivative loss. During the year ended July 31, 2020, the Company issued 25,312,983 shares of common stock for the conversion of $230,000 of the principal outstanding and $12,000 in accrued interest and fees. During the period ended January 31, 2021, the Company issued 11,371,125 shares of common stock for the conversion of $211,769 of the principal outstanding. In addition, during the period ended January 31, 2021, the Company paid $101,203 of the outstanding principal and $37,797 in accrued interest and fees. The total unamortized discount on the Notes as of January 31, 2021 and July 31, 2020, were $0 and $172,611, respectively. The Company amortized $397,389 and $172,611 of debt discount as interest expense during the year ended July 31, 2020 and the period ended January 31, 2021, respectively. On January 31, 2021, the holder agreed to roll over to a new consolidated note the principal balance outstanding of $27,028 and $1,925 of accrued interest. The total principal balance outstanding as of January 31, 2021 and July 31, 2020, were $0 and $340,000, respectively. (See new consolidated note dated January 31, 2021 for $80,235) (See below variable conversion terms No. 1)	-	340,000

On February 13, 2020, the Company entered into a variable convertible note. The note is in the aggregate principal amount of $33,500, annual interest rate of 10% and a maturity date of February 13, 2021. After payment of transaction-related expenses of $3,500, net proceeds to the Company from the note totaled $30,000. The Company recorded these discounts and cost of $3,500 as a discount to the note and fully amortized as interest expense during the period. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $42,976, of which $30,000 was recorded as debt discount and will be amortized during the term of the Note, and $12,976 was recorded as day 1 derivative loss. The total unamortized discount on the Note as of January 31, 2021 and July 31, 2020, were $0 and $15,000, respectively. During the period ended January 31, 2021, the Company issued 1,465,920 shares of common stock for the conversion of $33,500 of the principal outstanding and $3,148 of accrued interest. The total principal balance outstanding as of January 31, 2021 and July 31, 2020, were $0 and $33,500, respectively. The Company amortized $15,000 and $15,000 of debt discount as interest expense during the period ended January 31, 2020 and the year ended July 31, 2020, respectively. The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.1)	-	33,500

On April 28, 2020, the Company entered into a variable convertible note. The note is in the principal amount of $15,000, annual interest rate of 10% and a maturity date of April 28, 2021. The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $26,629, of which $15,000 was recorded as debt discount and will be amortized during the term of the Note, and $11,629 was recorded as day 1 derivative loss. The total unamortized discount on the Note as of January 31, 2021 and July 31, 2020, were $0 and $11,250. During the period ended January 31, 2021, the Company issued 644,040 shares of common stock for the conversion of $15,000 of the principal outstanding and $1,101 of accrued interest. The total principal balance outstanding as of January 31, 2021 and July 31, 2020, were $0 and $15,000, respectively. The Company amortized $11,250 and $3,750 of debt discount as interest expense during the period ended January 31, 2021 and the year ended July 31, 2020, respectively. The note is immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.1)	-	15,000

On July 28, 2020, the Company entered into an Assignment Agreement whereby one of the variable noteholders assigned a principal amount of $35,750 and accrued interest and penalties of $17,081. The new variable convertible note is for $52,831, annual interest rate of 10% and a maturity date of July 28, 2021. The Company analyzed the assignment of the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $70,888, of which $49,180 was recorded as debt discount and will be amortized during the term of the Note, and $21,708 was recorded as day 1 derivative loss. The Company amortized $49,180 and $0 of debt discount as interest expense during the period ended January 31, 2021 and the year ended July 31, 2020, respectively. The total unamortized discount on the Note as of January 31, 2021 and July 31, 2020, were $0 and $49,180, respectively. During the period ended January 31, 2021, the Company issued 2,195,680 shares of common stock for the conversion of $52,831 of the principal outstanding and $2,061 of accrued interest. The total principal balance outstanding as of January 31, 2020 and July 31, 2020, were $0 and $52,831, respectively. The note is immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.1)	-	52,831
Total convertible notes payable - derivative:	$-	$534,831
Total convertible notes payable derivative and non-derivative	1,017,235	841,831
Less: discount on convertible notes payable	(176,976)	(294,667)
Total convertible notes payable, net of discount	840,259	547,164
Less: current portion of convertible notes payable	(840,259)	(547,164)
Long-term portion of convertible notes payable	$-	$-

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

The total unamortized discount on the convertible notes as of January 31, 2021 and July 31, 2020, were $176,976 and $294,667, respectively. The total principal balance outstanding as of January 31, 2021 and July 31, 2020, were $1,017,235 and $841,831, respectively. During the periods ended January 31, 2021 and July 31, 2020, the Company amortized $339,845 and $1,228,000, respectively, of debt discount as interest expense.

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

Our derivative liabilities as of January 31, 2021 and July 31, 2020 of $6,462,048 and $606,123, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible notes & warrants derivative liability at July 31, 2020.	$606,123	-	-	$606,123
Convertible notes & warrants derivative liability at January 31, 2021.	$6,462,048	-	-	$6,462,048

The fair market value of all derivatives during the six months ended January 31, 2021 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	83.28% - 281.84%
Risk-free interest rate	0.09% -2.67%
Expected term	0.01 - 10.00 years

Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2020	$606,123
Derivative from new convertible promissory notes recorded as debt discount	-
Derivative from warrants issued in conjunction with new notes	6,462,050
Derivative liability resolved to additional paid in capital due to debt conversion	(588,097)
Derivative gain	(18,028)
Balance at January 31, 2021	$6,462,048

NOTE 9 - LEASES

The leased properties have a remaining lease term of sixteen to seventy-two months as of August 1, 2019. At the option of the Company, it can elect to extend the term of the leases.

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

On January 1, 2021, the Company entered into a new office lease, with a monthly base lease payment and applicable shared expenses of $4,750 and $2,140, respectively. The base rent will increase on an annual basis by 2% of the base lease payment. The lease expires on January 1, 2026 and at the option of the Company, the lease can be extended for one (1) five (5) year term with a base rent at the prevailing market rate at the time of the renewal. The Company recorded ROU asset and liability of $254,375 for this new lease, using the incremental borrowing rate of 8.0% over a 5 year term.

The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning August 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized on July 31, 2020 and January 31, 2021 for operating leases are as follows:

ROU Asset	July 31, 2020	$176,097
Amortization		$(64,579)
Addition - Asset		$254,375
ROU Asset	January 31, 2021	$365,893

Lease Liability	July 31, 2020	$176,097
Amortization		$(64,579)
Addition - Liability		$254,375
Lease Liability	January 31, 2021	$365,893
Lease Liability	Short term	$105,100
Lease Liability	Long term	$260,793
Lease Liability	Total:	$365,893

Operating lease cost:	$79,940

Cash paid for amounts included in the measurement of lease labilities

Operating cashflow from operating leases:	$79,940

Weighted-average remain lease term-operating lease:	2.23 years

Weighted-average discount rate	8.0%

For the period ended January 31, 2021 the amortization of operating ROU assets was $64,579.

For the period ended January 31, 2021 the amortization of operating lease liabilities was $64,579.

The future minimum lease payment under the operating leases are as follows:

Period Ending July 31,	Lease Payments
2021	$146,549
2022	114,935
2023	84,475
2024	59,528
2025	60,228
2026	30,362
Total:	$496,077

NOTE 10 – PREFERED STOCK

CONVERTIBLE SERIES A PREFERRED STOCK

In March 2019, the Company’s Board of Directors designated and authorized the issuance up to 1,500,000 shares of the Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”) and are entitled to a dividend at an annual rate of eight percent (8%) per share. The Company had 225,000 shares of the Convertible Series A Preferred Stock outstanding as of January 31, 2021. During the period ending January 31, 2021 the Company declared a dividend of $5,000 and had $30,000 as accumulated dividends as of January 31, 2021.

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

CONVERTIBLE SERIES B PREFERRED STOCK

In April 2020, the Company’s Board of Directors designated and authorized the issuance up to 1,000,000 shares of the Series B Preferred Stock. The Series B Preferred Stock is only issuable to the Company’s debt holders as of March 25, 2020 (“Existing Debt Holders”) who may purchase shares of Series B Preferred Stock at the Stated Value by converting all or part of the debt owed to them by the Corporation as of March 25, 2020. Each share of Series B Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”). In April 2020, the Company issued a total of 424,165 shares of Series B Preferred Stock for settlement of debt of $386,000 on various promissory notes and $38,165 in accrued interest. The Company had 407,477 shares of Convertible Series B Preferred Stock outstanding as of January 31, 2021. No dividends are payable on the Convertible Series B Preferred Stock.

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

During the period ended January 31, 2021, the Company evaluated Series B Convertible Preferred Stock and concluded that none of the mandatory conversion events occurred during the period and determined that the convertible shares were classified as equity instruments.

CONVERTIBLE SERIES C PREFERRED STOCK

In July 2020, the Company’s Board of Directors designated and authorized the issuance up to 1,000,000 shares of the Series C Preferred Stock. Each share of Series C Preferred Stock has a par value of $0.001 per share and a stated value equal to ten dollars ($10.00) (the “Stated Value”). As of January 31, 2021, the Company has not issued any shares of the Convertible Series C Preferred Stock. No dividends are payable on the Convertible Series C Preferred Stock.

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

As of January 31, 2021, the Company has 100 shares outstanding of the Series F Super Voting Preferred Stock. No dividends are payable on the Series F Super Voting Preferred Stock.

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

NOTE 11 – EQUITY

During the six months ended January 31, 2021, the Company issued the following shares of common stock that are not disclosed in other footnotes:

On August 1, 2020, the Company issued an aggregate of 2,000,000 shares of common stock, at the time of issuance the Company recognized the market value $58,000 as professional services.

On January 26, 2021, the Company issued 1,000,000 shares of common stock for the settlement of $60,000 in accounts payable for professional services.

NOTE 12 – BUSINESS ACQUISITIONS

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

The total purchase price for Nexogy and ActivePBX were $9,452,000 and $2,555,000, respectively. The acquisitions were accounted for under the purchase method of accounting, with Digerati identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by Digerati was allocated to customer contracts acquired and intangible assets based on their estimated fair values as of November 17, 2020. Allocation of the purchase price is based on the best estimates of management.

The following information summarizes the allocation of the fair values assigned to the assets at the purchase date. The allocation of fair values is preliminary and is subject to change in the future during the measurement period.

	Nexogy	Active PBX	Total
	(in thousands)
Cash	$358	$-	$358
Accounts receivables	278	78	356
Intangible Assets and Goodwill	9,018	2,555	11,573
Property and equipment, net	164	-	164
Other Assets	83	2	85
Total identifiable assets	$9,901	$2,635	$12,536
Less: liabilities assumed	270	80	350
Total Purchase price	$9,631	$2,555	$12,186

The following table summarizes the estimated cost of intangible assets related to the acquisition:

	Nexogy	ActivePBX	Total	Useful life
		(in thousands)		(years)
Customer Relationships	$4,100	$1,610	$5,710	7
Trade Names & Trademarks	2,600	270	2,870	7
Non-compete Agreement	200	90	290	2-3
Nexogy Goodwill	2,118	585	2,703	-
	$9,018	$2,555	$11,573

The Company incurred approximately $460,000 in costs associated with the acquisitions. These included legal, regulatory, and accounting. The Company incurred and expensed these costs of $158,000 and $302,000, during the year ended July 31, 2020 and six months ended January 31, 2021, respectively.

Pro-forma

The following schedule contains unaudited pro-forma consolidated results of operations for both acquisitions for the three and six months ended January 31, 2021 and 2020 as if the acquisition occurred on August 1, 2019. The unaudited pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on August 1, 2019, or of results that may occur in the future.

	Three months ended January 31,				Six months ended January 31,
	2021		2020		2021		2020
	Reported	Pro-forma	Reported	Pro-forma	Reported	Pro-forma	Reported	Pro-forma

Revenue	$3,326	$3,709	$1,557	$3,559	$4,878	$7,376	$3,146	$7,199
Income (loss) from operations	(764)	(657)	(699)	(403)	(1,390)	(873)	(1,370)	(738)
Net income (loss)	$(1,950)	$(1,864)	$(457)	$(276)	$(2,671)	$(2,226)	$(1,965)	$(1,535)
Earnings (loss) per common share-Basic and Diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.06)	$(0.05)

As part of the acquisitions of Nexogy and ActivePBX, the Company secured an office and rooftop lease, with monthly base lease payments of $13,720 and $3,546, respectively, the leases expire on July 31, 2022.

Additionally, the Company secured four (4) additional leases, with the following terms:

	Base Monthly	Commencement	Expiration
Lease	Lease Payment	Date	Date	Additional terms
1 - Colocation	$4,130	June 8, 2020	June 8, 2023	With an option to extend for an additional twelve (12) months, and 5% increase in base monthly lease payment.
2 - Rooftop	$2,450	June 1, 2015	June 1, 2021	With an option to extend for five (5) additional one (1) year terms.
3 - Rooftop	$979	December 1, 2015	December 1, 2025	Initial term for five (5) years, lease renewed for additional five (5) years.
4 - Rooftop	$2,700	November 30, 2013	November 30, 2023	Initial term for five (5) years, lease renewed for additional five (5) years, with an option for a second renewal for an additional five (5) years.

NOTE 13 – SUBSEQUENT EVENTS

Consulting Agreement

On February 5, 2021, the Company entered into a Consulting Agreement for professional services, in which the Company agreed to issue a total of 2,000,000 shares of Common Stock, at issuance the Company recognized the market value of the stock of $125,000 as stock compensation expense.

Convertible Promissory Note Purchase Agreement

On February 12, 2021, the Company entered into a Convertible Promissory Note Purchase Agreement, in which the Buyer agreed to acquire from the Note Holder a Company Convertible Note with a principal balance outstanding and accrued interest of $32,000 and $3,796.16, respectively.

Amendment of Articles of Incorporation

On February 15, 2021, the Company’s stockholders holding a majority of our outstanding capital stock on the basis of voting power, authorized, and approved an amendment (the “Amendment”) of our Articles of Incorporation to:

Amend our Articles of Incorporation to: (i) increase our authorized capitalization from 150,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of blank check preferred stock, par value $0.001 per share, to 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of blank check preferred stock, par value $0.001 per share; and (ii) provide that no amendment to the Bylaws that contradicts Article II, Section 14 of the Bylaws (providing that the Acquisition of Controlling Interest Statute (Nevada Revised Statutes §78.378 through §78.3793, inclusive, does not apply to purchases of a “controlling interest” (as defined in the Acquisition of Controlling Interest Statute)) shall be implemented solely on the basis of a vote of a majority of our entire Board of Directors.

The Amendment was approved on February 15, 2021 by the unanimous written consent of our Board of Directors and on February 15, 2021 by the consent of the holders of shares of our common stock and our Series F Super Voting Preferred Stock, which stock represents approximately 62% of the shares, on the basis of voting power, eligible to vote on the Amendment.

Convertible Promissory Note

On February 17, 2021, the Company entered into a convertible promissory note with an aggregate principal amount of $175,000, annual interest rate of 8% and a maturity date of February 17, 2022. After payment of transaction-related expenses and legal fees of $5,000, net proceeds to the Company from the Note totaled $170,000. The Company recorded these discounts and cost of $5,000 as a discount to the note and will amortize over the term of the note. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument.

Other Terms February 2021 Convertible Note

The Note shall bear interest at a rate of eight percent (8%) per annum (the “Interest Rate”), which interest shall be paid by the Company to the Investor in shares of Common Stock. The Holder shall have the right upon the earlier of (i) six (6) months after the payment of the consideration due for this Note; or (ii) a Qualified Uplist Financing, while there are amounts outstanding under the Note, to convert all or any portion of the then outstanding and unpaid Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Borrower into which such Common Stock shall hereafter be changed or reclassified, at the Conversion Price. The per share conversion price into which Principal Amount and interest (including any Default Interest) under this Note shall be convertible into shares of Common Stock hereunder at a price (the “Conversion Price”) be equal to the greater of (i) $0.05 per share (the “Fixed Conversion Price”), or (ii) seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. To the extent the Conversion Price is below the par value per share, the Borrower will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law, provided however that the Borrower agrees to honor all conversions submitted pending this increase. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where “Additional Principal” means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price. In the event the Borrower has a DTC “Chill” on its shares, an additional discount of ten percent (10%) shall apply to the Conversion Price while that “Chill” is in effect.

At any time, the Company shall have the right, exercisable on not less than two (2) Trading Days prior written notice to the Holder of this Note, to prepay up to the outstanding balance on this Note (principal and accrued interest), in full, in accordance with this Section. Any notice of prepayment hereunder (an “Optional Prepayment Notice”) shall be delivered to the Holder of the Note at its registered addresses and shall state: (1) that the Borrower is exercising its right to prepay the Note, and (2) the date of prepayment which shall be not more than fifteen (15) Trading Days from the date of the Optional Prepayment Notice; and (3) the amount (in dollars) that the Borrower is paying. Notwithstanding Holder’s receipt of the Optional Prepayment Notice the Holder may convert or continue to convert the Note in whole or in part until the Optional Prepayment Amount (as defined herein) is paid to the Holder. On the date fixed for prepayment (the “Optional Prepayment Date”), the Borrower shall make payment of the Optional Prepayment Amount (as defined below) to or upon the order of the Holder as specified by the Holder in writing to the Borrower at least one (1) business day prior to the Optional Prepayment Date. If the Borrower exercises its right to prepay the Note under the terms of this Section, the Borrower shall pay to Holder the sum of one hundred twenty percent (120%) of the total amount outstanding under the Note including, but not limited to all principal, interest, fees, and defaults (the “Optional Prepayment Amount”).

Series C Convertible Preferred Stock.

On February 25, 2021, Digerati’s Board of Directors approved the issuance of the following shares of Series C Convertible Preferred Stock. (See note 10 for designations):

●	Arthur L. Smith – 28,928 shares of Series C Convertible Preferred Stock

●	Antonio Estrada – 19,399 shares of Series C Convertible Preferred Stock

●	Craig Clement – 7,073 shares of Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock were issued for accrued compensation to the management team of $554,000. As of February 25, 2021, the Company has 55,400 shares outstanding of the Series C Convertible Preferred Stock.

Stock Options

On February 25, 2021, the Company issued 500,000 options to purchase common shares to one of our members of the Board of Directors with an exercise price of $0.1475 per share and a term of 5 years. At issuance, 166,666 of the options vested, 333,334 of the options will vest equally over a period of two years. At the time of issuance, the options had a fair market value of $67,376.

Debt Conversion Agreement

On March 11, 2021, the Company entered into a Debt Conversion Agreement, in which the Company agreed to issue a total of 17,965 shares of Series B Preferred Stock and 598,825 shares of Common Stock for the settlement of principal balance of $32,000 and $3,796.16 in accrued interest.

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three and six months ended January 31, 2021 and 2020. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020 filed with the Securities and Exchange Commission on October 29, 2020. For purposes of the following discussion, fiscal 2021 or 2021 refers to the year ended July 31, 2021 and fiscal 2020 or 2020 refers to the year ended July 31, 2020.

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

As a provider of cloud communications solutions to the SMB, we are seeking to capitalize on the migration by businesses from the legacy telephone network to the Internet Protocol (“IP”) telecommunication network and the migration from hardware-based on-premise telephone systems to software-based communication systems in the cloud. Most SMBs are lagging in technical capabilities and advancement and seldom reach the economies of scale that their larger counterparts enjoy, due to their achievement of a critical mass and ability to deploy a single solution to a large number of workers. SMBs are typically unable to afford comprehensive enterprise solutions and, therefore, need to integrate a combination of business solutions to meet their needs. Cloud computing has revolutionized the industry and opened the door for businesses of all sizes to gain access to enterprise applications with affordable pricing. This especially holds true for cloud telephony applications, but SMBs are still a higher-touch sale that requires customer support for system integration, network installation, cabling, and troubleshooting. We have placed a significant emphasis on that “local” touch when selling, delivering, and supporting our services which we believe will differentiate us from the national providers that are experiencing high attrition rates due to poor customer support.

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

Results of Operations

Three Months ended January 31, 2021 Compared to Three Months ended January 31, 2020.

Cloud Software and Service Revenue. Cloud software and service revenue increased by $1,769,000, or 114% from the three months ended January 31, 2020 to the three months ended January 31, 2021. The increase in revenue is primarily attributed to the increase in total customers between periods due to the acquisitions of Nexogy and ActivePBX. Our total number of customers increased from 718 for the three months ended January 31, 2020 to 2,583 customers for the three months ended January 31, 2021.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $658,000, or 85%, from the three months ended January 31, 2020 to the three months ended January 31, 2021. The increase in cost of services is primarily attributed to the consolidation of various networks as part of the increase in total customers between periods due to the acquisitions of Nexogy and ActivePBX. Our total number of customers increased from 718 for the three months ended January 31, 2020 to 2,583 customers for the three months ended January 31, 2021. In addition, our consolidated gross margin improved by $1,111,000 from the three months ended January 31, 2020 to the three months ended January 31, 2021.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $1,137,000, or 143%, from the three months ended January 31, 2020 to the three months ended January 31, 2021. The increase in SG&A is attributed to acquisition of Nexogy and ActivePBX, as part of the consolidation, the Company absorbed all of the employees responsible for customer and technical support, sales, account management, and administration.

Stock Compensation expense. Stock compensation expense decreased by $290,000, from the three months ended January 31, 2020 to the three months ended January 31, 2021. The decrease between periods is attributed to the recognition of stock option expense of $110,000 recognized during the three months ended January 31, 2020 associated with the stock options awarded to various employees during FY2018, FY2019 and FY2020. The Company also recognized $198,000 in stock compensation for stock issued in lieu of cash payments to the Management team during the period ended January 31, 2020. During the period ended January 31, 2021, only recognized $33,000 in stock options expense associated with stock options awarded to various employees.

Legal and professional fees. Legal and professional fees increased by $47,000, from the three months ended January 31, 2020 to the three months ended January 31, 2021. The increase between periods is attributed to the recognition during FY 2021 of $178,000 in professional fees related to the acquisitions.

Bad debt. Bad debt was comparable between the periods ended January 31, 2020 and 2021.

Depreciation and amortization. Depreciation and amortization increased by $279,000, from the three months ended January 31, 2020 to the three months ended January 31, 2021. The increase is primarily attributed to the acquisitions and related amortization of $247,000 for intangible assets, in addition to the depreciation of the assets acquired from Nexogy and ActivePBX.

Operating loss. The Company reported an operating loss of $764,000 for the three months ended January 31, 2021 compared to an operating loss of $699,000 for the three months ended January 31, 2020. The increase in operating loss between periods is primarily due to the increase of $1,137,000 in SG&A, the increase in legal fees of $47,000 and the increase in depreciation of $279,000. These increases were slightly offset by the increase in margin of $1,111,000 and the decrease in stock compensation expense of $290,000.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments increased by $943,000 from the three months ended January 31, 2020 to the three months ended January 31, 2021. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized an increase between periods.

Gain (loss) on settlement of debt. Gain (loss) on settlement of debt improved by $197,000 from the three months ended January 31, 2020 to the three months ended January 31, 2021. During the period, the Company determined that a previously accrued obligation was satisfied with our vendors.

Income tax benefit (expense). During the three months ended January 31, 2021, the Company recognized an income tax expense of $51,000. During the three months ended January 31, 2020 the Company recognized an income tax expense of $7,000.

Interest expense. Interest income (expense) increased by $624,000 from the three months ended January 31, 2020 to the three months ended January 31, 2021. During the quarter ended January 31, 2021, the Company recognized non-cash interest / accretion expense of $706,000 related to the adjustment to the present value of various convertible notes and debt. Additionally, the Company recognized $307,000 in interest expense for cash interest payments on various promissory notes, accrual of $140,000 for interest expense for various promissory notes, and interest income of $8,400.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the three months ended January 31, 2021 was $1,980,000, an increase in net loss of $1,479,000 as compared to a net loss for the three months ended January 31, 2020 of $501,000. The increase in net loss including noncontrolling interest between periods is primarily due to the increase is primarily due to the increase of $1,137,000 in SG&A, the increase in legal fees of $47,000, the increase in depreciation of $279,000, the increase in loss on derivative instruments of $943,000 and the increase of $624,000 in interest expense. These increases were slightly offset by the improvements in margin of $1,111,000, the decrease in stock compensation expense of $290,000 and the recognition of $197,000 in gain of settlement of debt.

Net income attributable to the noncontrolling interest. During the three months ended January 31, 2021 and 2020, the consolidated entity recognized net income in noncontrolling interest of $30,000 and $44,000, respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net loss for the quarter ended January 31, 2021 was $1,950,000 compared to a net loss for the quarter ended January 31, 2020 of $457,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend declared on convertible preferred stock for the quarter ended January 31, 2021 was $5,000 compared to a Deemed dividend on convertible preferred stock for the quarter ended January 31, 2020 of $0.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the three months ended January 31, 2021 was $1,955,000 compared to a net loss for the three months ended January 31, 2020 of $457,000.

Six Months ended January 31, 2021 Compared to Six Months ended January 31, 2020.

Cloud Software and Service Revenue. Cloud software and service revenue increased by $1,732,000, or 55% from the six months ended January 31, 2020 to the six months ended January 31, 2021. The increase in revenue is primarily attributed to the increase in total customers between periods due to the acquisitions of Nexogy and ActivePBX. Our total number of customers increased from 718 for the six months ended January 31, 2020 to 2,583 customers for the six months ended January 31, 2021.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $603,000, or 38%, from the six months ended January 31, 2020 to the six months ended January 31, 2021. The increase in cost of services is primarily attributed to the consolidation of various networks as part of the increase in total customers between periods due to the acquisitions of Nexogy and ActivePBX. Our total number of customers increased from 718 for the six months ended January 31, 2020 to 2,583 customers for the six months ended January 31, 2021. In addition, our consolidated gross margin improved by $1,129,000 from the six months ended January 31, 2020 to the six months ended January 31, 2021.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $1,058,000, or 69%, from the six months ended January 31, 2020 to the six months ended January 31, 2021. The increase in SG&A is attributed to acquisition of Nexogy and ActivePBX, as part of the consolidation, the Company absorbed all of the employees responsible for customer and technical support, sales, account management, and administration.

Stock Compensation expense. Stock compensation expense decreased by $392,000, from the six months ended January 31, 2020 to the six months ended January 31, 2021. The decrease between periods is attributed to the recognition of stock option expense of $252,000 recognized during the six months ended January 31, 2020 associated with the stock options awarded to various employees during FY2018, FY2019 and FY2020. The Company also recognized $568,000 in stock compensation for stock issued in lieu of cash payments to the Management team during the period ended January 31, 2020. During the period ended January 31, 2021, the Company only recognized $53,000 in stock options expense associated with stock options awarded to various employees, recognized $247,000 in stock compensation expense associated with the funding of the 401(K)-profit sharing plan, recognized $18,000 in stock compensation for stock issued in lieu of cash payments to a former employee, and recognized $58,000 in stock issued consultants for professional services.

Legal and professional fees. Legal and professional fees increased by $203,000, from the six months ended January 31, 2020 to the six months ended January 31, 2021. The increase between periods is attributed to the recognition during the period ending January 31, 2021 of $302,000 in professional fees related to the acquisitions.

Bad debt. Bad debt was comparable between the periods ended January 31, 2020 and 2021.

Depreciation and amortization. Depreciation and amortization increased by $277,000, from the six months ended January 31, 2020 to the six months ended January 31, 2021. The increase is primarily attributed to the acquisitions and related amortization of $247,000 for intangible assets, in addition to the depreciation of the assets acquired from Nexogy and ActivePBX.

Operating loss. The Company reported an operating loss of $1,390,000 for the six months ended January 31, 2021 compared to an operating loss of $1,370,000 for the six months ended January 31, 2020. The increase in operating loss between periods is primarily due to the increase of $1,058,000 in SG&A, the increase in legal fees of $203,000 and the increase in depreciation of $277,000. These increases were slightly offset by the increase in margin of $1,129,000 and the decrease in stock compensation expense of $392,000.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments decreased by $300,000 from the six months ended January 31, 2020 to the six months ended January 31, 2021. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized an increase between periods.

Gain (loss) on settlement of debt. Gain (loss) on settlement of debt improved by $197,000 from the six months ended January 31, 2020 to the six months ended January 31, 2021. During the period, the Company determined that a previously accrued obligation was satisfied with our vendors.

Income tax benefit (expense). During the six months ended January 31, 2021, the Company recognized an income tax expense of $59,000. During the six months ended January 31, 2020 the Company recognized an income tax benefit of $32,000.

Interest expense. Interest income (expense) increased by $500,000 from the six months ended January 31, 2020 to the six months ended January 31, 2021. During the period ended January 31, 2021, the Company recognized non-cash interest / accretion expense of $859,000 related to the adjustment to the present value of various convertible notes and debt, the amortization of debt discount of $6,000 in a related party note and the amortization to interest expense of $46,000 in debt discount related to the conversions of principal to common shares. Additionally, the Company recognized $415,000 in interest expense for cash interest payments on various promissory notes, accrual of $143,000 for interest expense for various promissory notes, the accrual of interest of $50,000 on a convertible note and interest income of $14,900.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the six months ended January 31, 2021 was $2,736,000, an increase in net loss of $714,000 as compared to a net loss for the six months ended January 31, 2020 of $2,022,000. The increase in net loss including noncontrolling interest between periods is primarily due to the increase is primarily due to the increase of $1,058,000 in SG&A, the increase in legal fees of $203,000, the increase in depreciation of $277,000, the increase in loss on derivative instruments of $300,000 and the increase of $500,000 in interest expense. These increases were slightly offset by the improvements in margin of $1,129,000, the decrease in stock compensation expense of $392,000 and the recognition of $197,000 in gain of settlement of debt.

Net income attributable to the noncontrolling interest. During the six months ended January 31, 2021 and 2020, the consolidated entity recognized net income in noncontrolling interest of $65,000 and $57,000, respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net loss for the six months ended January 31, 2021 was $2,671,000 compared to a net loss for the period ended January 31, 2020 of $1,965,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend declared on convertible preferred stock for the period ended January 31, 2021 was $10,000 compared to a Deemed dividend on convertible preferred stock for the period ended January 31, 2020 of $0.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the period ended January 31, 2021 was $2,681,000 compared to a net loss for the period ended January 31, 2020 of $1,965,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $1,875,000 as of January 31, 2021. Net cash consumed by operating activities during the six months ended January 31, 2021 was approximately $479,000, primarily as a result of operating expenses, that included $376,000 in stock compensation and warrant expense, amortization of debt discount of $859,000, gain on derivative liability of $18,000, depreciation and amortization expense of $593,000, increase in accrued expense of $954,000, decrease in accounts receivable of $136,000 and an increase in deferred revenue of $49,000. Additionally, we had a decrease of $179,000 in accounts payable, decrease in prepaid expenses and other current assets of $70,000, increase in inventory of $22,000 and the recognition of a gain on settlement of debt of $197,000.

Cash used in investing activities during the six months ended January 31, 2021 was $10,290,000, which included $182,000 for the purchase of equipment and the cash paid of $10,108,000, net of cash received, for the acquisitions of VoIP assets from Nexogy and ActivePBX.

Cash provided by financing activities during the six months ended January 31, 2021 was $11,959,000. The Company secured $558,000 from convertible notes, net of issuance costs and discounts. In addition, the Company secured $13,036,000 from two promissory notes, net of issuance costs. (See Note 6) The Company made principal payments of $1,330,000 on various notes, principal payments of $101,000 on convertible notes, principal payments of $169,000 on related party notes, and $35,000 in principal payments on equipment financing. Overall, our net operating, investing, and financing activities during the six months ended January 31, 2021 contributed approximately $1,190,000 of our available cash.

Digerati’s consolidated financial statements for the six months ending January 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $91,368,000 and a working capital deficit of approximately $12,302,000 which raises doubt about Digerati’s ability to continue as a going concern.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2021 we anticipate reducing fixed costs and general expenses, in addition, certain members of our management team have taken a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to adopt best practices from or recent acquisitions and invest in a marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers and channel partners to tap into new sources of revenue streams, we have also secured various agent agreements to accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees.

Management believes that available resources as of January 31, 2021, will not be sufficient to fund the Company’s operations and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

Our current cash expenses are expected to be approximately $750,000 per month, including wages, rent, utilities, corporate expenses, and legal professional fees associated with potential acquisitions. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of January 31, 2021, our total liabilities were approximately $21,086,000, which included $6,462,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $750,000 of additional working capital to fund our corporate expenses during Fiscal 2021.

We have been successful in raising debt capital and equity capital in the past and as described in Notes 6, 7, and 8 to our consolidated financial statements. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended January 31, 2021, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

None

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period ended January 31, 2021 that were not previously reported in a Current Report on Form 8-K except:

On January 12, 2021, the Company issued 4,680,365 shares of common stock for the conversion of $102,500 of the principal outstanding and accrued interest of $1,500 under one of the convertible notes.

On January 26, 2021, the Company issued 1,000,000 shares of common stock for the settlement of $60,000 in accounts payable for professional services.

On January 27, 2021, the Company entered into a $250,000 promissory note, and in conjunction with the promissory note, we issued 500,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $24,368 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

On January 31, 2021, the Company issued 5,996,400 shares of common stock for the conversion of $140,600 of the principal outstanding and accrued interest of $9,310 under one of the convertible notes.

On February 5, 2021, the Company entered into a Consulting Agreement for professional services, in which the Company agreed to issue a total of 2,000,000 shares of Common Stock, at issuance the Company recognized the market value of the stock of $125,000 as stock compensation expense.

On February 25, 2021, the Company issued 500,000 options to purchase common shares to one of our members of the Board of Directors with an exercise price of $0.1475 per share and a term of 5 years. At issuance, 166,666 of the options vested, 333,334 of the options will vest equally over a period of two years. At the time of issuance, the options had a fair market value of $67,376.

On February 25, 2021, Digerati’s Board of Directors approved the issuance of the following shares of Series C Convertible Preferred Stock:

●	Arthur L. Smith – 28,928 shares of Series C Convertible Preferred Stock

●	Antonio Estrada – 19,399 shares of Series C Convertible Preferred Stock

●	Craig Clement – 7,073 shares of Series C Convertible Preferred Stock

As of February 25, 2021, the Company has 55,400 shares outstanding of the Series C Convertible Preferred Stock.

On March 11, 2021, the Company entered into a Debt Conversion Agreement, in which the Company agreed to issue a total of 17,965 shares of Series B Preferred Stock and 598,825 shares of Common Stock for the settlement of principal balance of $32,000 and $3,796.16 in accrued interest.

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained into Section 4(a) (2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as described in this Quarterly Report on Form 10-Q, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

Item 2.03 Creation of Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

Item 3.02 Unregistered Sales of Equity Securities.

On January 27, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of January 27, 2022.

For a description of this transaction, see the paragraph that begins with the words “On January 27, 2021” in Note 8 – Convertible Notes Payable to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Note 8 – Convertible Notes Payable and Part II, Item 5 of this Quarterly Report on Form 10-Q contains only a brief description of the material terms of the January 27th variable convertible promissory note and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the full text of the January 27th variable convertible promissory note, filed as Exhibit 4.5 to this Quarterly Report on Form 10-Q.

On February 5, 2021, the Company entered into a Consulting Agreement for professional services, in which the Company agreed to issue a total of 2,000,000 shares of Common Stock, at issuance the Company recognized the market value of the stock of $125,000 as stock compensation expense.

For a description of this transaction, see the disclosure under the heading “Consulting Agreement” in Note 13 – Subsequent Events to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Note 13 – Subsequent Events and Part II, Item 5 of this Quarterly Report on Form 10-Q contains only a brief description of the material terms of the February 5th consulting agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the full text of the February 5th consulting agreement, filed as Exhibits 4.12, to this Quarterly Report on Form 10-Q.

On February 17, 2021, the Company entered into a convertible promissory note with an aggregate principal amount of $175,000, annual interest rate of 8% and a maturity date of February 17, 2022.

For a description of this transaction, see the disclosure under the heading “Convertible Promissory Note” in Note 13 – Subsequent Events to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Note 13 – Subsequent Events and Part II, Item 5 of this Quarterly Report on Form 10-Q contains only a brief description of the material terms of the February 17th convertible promissory note and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the full text of the February 17th convertible promissory note along with the Securities Purchase Agreement entered into in connection with the February 17th convertible promissory note, filed as Exhibits 4.5 and 10.2, respectively, to this Quarterly Report on Form 10-Q.

On March 11, 2021, the Company entered into a Debt Conversion Agreement, in which the Company agreed to issue a total of 17,965 shares of Series B Preferred Stock and 598,825 shares of Common Stock for the settlement of principal balance of $32,000 and $3,796.16 in accrued interest.

For a description of this transaction, see the disclosure under the heading “Debt Conversion Agreement” in Note 13 – Subsequent Events to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Note 13 – Subsequent Events and Part II, Item 5 of this Quarterly Report on Form 10-Q contains only a brief description of the material terms of the March 11th debt conversion agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the full text of the March 11th debt conversion agreement, filed as Exhibits 4.11, to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger by and among T3 Nevada, Nexogy Acquisition, Inc., Nexogy, Inc. and Juan Carlos Canto as Shareholder Representative, dated September 20, 2019, as amended. (filed as Exhibit 2.1 to Form 8-K filed with the SEC on November 23, 2020).

4.1	Convertible Promissory Note for $330,000 with Platinum Point Capital LLC dated October 13, 2020. (filed as Exhibit 4.3 to Form 10-K filed with the SEC on October 29, 2020).

4.2	Convertible Promissory Note for $27,500 with Platinum Point Capital LLC dated October 15, 2020. (filed as Exhibit 4.3 to Form 10-K filed with the SEC on October 29, 2020).

4.3	Payoff Letter dated October 15, 2020, by and between Digerati Technologies, Inc., and Platinum Point Capital LLC. (filed as Exhibit 4.3 to Form 10-K filed with the SEC on October 29, 2020).

4.4	Term Loan A Note for $10,500,000 issued by T3 Communications, Inc. to Post Road Special Opportunity Fund II LP, dated November 17, 2020. (filed as Exhibit 4.1 to Form 8-K filed with the SEC on November 23, 2020).

4.5	Term Loan B Note for $3,500,000 issued by T3 Communications, Inc. to Post Road Special Opportunity Fund II LP, dated November 17, 2020. (filed as Exhibit 4.2 to Form 8-K filed with the SEC on November 23, 2020).

4.6	Delayed Draw Term Note for Up to $6,000,000 issued by T3 Communications, Inc. to Post Road Special Opportunity Fund II LP, dated November 17, 2020. (filed as Exhibit 4.3 to Form 8-K filed with the SEC on November 23, 2020).

4.7	Warrant to Purchase Shares of Common Stock Issued to Post Road Administrative LLC, dated November 17, 2020. (filed as Exhibit 4.4 to Form 8-K filed with the SEC on November 23, 2020).

4.8*	Convertible Promissory Note for $250,000 with Tysadco Partners, LLC. dated January 27, 2021.

4.9*	Convertible Promissory Note for $175,000 with Platinum Point Capital LLC dated February 17, 2021.

4.10*	Convertible Promissory Note for $80,235 with Platinum Point Capital LLC dated February 17, 2021.

4.11*	Debt Conversion Agreement in the aggregate amount of $35,929 dated March 11, 2021.

4.12*	Consulting Agreement dated February 5, 2021.

10.1	Securities Purchase Agreement for $330,000 with Platinum Point Capital LLC dated October 13, 2020. (filed as Exhibit 4.3 to Form 10-K filed with the SEC on October 29, 2020).

10.2	Securities Purchase Agreement for $27,500 with Platinum Point Capital LLC dated October 15, 2020. (filed as Exhibit 4.3 to Form 10-K filed with the SEC on October 29, 2020).

10.3*	Securities Purchase Agreement for $175,000 with Platinum Point Capital LLC dated February 17, 2021.

10.4*	Exchange Agreement for $80,235 with Platinum Point Capital LLC dated February 17, 2021.

10.5	Asset Purchase Agreement by and between T3 Communications, Inc. (Florida) and ActiveServe, Inc, dated November 17, 2020. (filed as Exhibit 10.1 to Form 8-K filed with the SEC on November 23, 2020).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: March 16, 2021	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

Date: March 16, 2021	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)