Form 10-Q
period 2021-04-30
Digerati Technologies, Inc.
filed 2021-06-09
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
137,858,000	Common Stock $0.001 par value	June 9, 2021

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2021

i

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2021, AND JULY 31, 2020 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2021, AND 2020 (UNAUDITED)

PAGE 3-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2021, AND 2020 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2021, AND 2020 (UNAUDITED)

PAGES 6-30	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	April 30,	July 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,125	$685
Accounts receivable, net	572	208
Prepaid and other current assets	303	361
Total current assets	3,000	1,254

LONG-TERM ASSETS:
Intangible assets, net	9,359	1,451
Goodwill, net	3,513	810
Property and equipment, net	580	431
Other assets	76	43
Investment in Itellum	185	185
Right-of-use asset	335	176
Total assets	$17,048	$4,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,868	$1,487
Accrued liabilities	2,063	1,840
Equipment financing	41	62
Convertible note payable, current, net $492 and $295, respectively	866	548
Note payable, current, related party, net of $0 and $0, respectively	859	78
Note payable, current, net $1,143 and $0, respectively	2,639	1,571
Deferred income	174	279
Derivative liability	17,340	606
Operating lease liability, current	74	99
Total current liabilities	25,924	6,570

LONG-TERM LIABILITIES:
Notes payable, related party, net $0 and $6, respectively	409	85
Note payable, net $4,989 and $0, respectively	5,828	193
Equipment financing	8	38
Operating lease liability	261	77
Total long-term liabilities	6,506	393

Total liabilities	32,430	6,963

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized
Convertible Series A Preferred stock, $0.001, 1,500,000 shares designated, 225,000 and 225,000 issued and outstanding, respectively	-	-
Convertible Series B Preferred stock, $0.001, 1,000,000 shares designated, 425,442 and 0 issued and outstanding, respectively	-	-
Convertible Series C Preferred stock, $0.001, 1,000,000 shares designated, 55,400 and 0 issued and outstanding, respectively	-	-
Series F Super Voting Preferred stock, $0.001, 100 shares designated, 100 and 0 issued and outstanding, respectively	-	-
Common stock, $0.001, 500,000,000 shares authorized, 137,858,000 and 101,323,590 issued and outstanding, respectively (25,000,000 reserved in Treasury)	138	101
Additional paid in capital	89,250	86,364
Accumulated deficit	(104,166)	(88,697)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(14,777)	(2,231)
Noncontrolling interest	(605)	(382)
Total stockholders’ deficit	(15,382)	(2,613)
Total liabilities and stockholders’ deficit	$17,048	$4,350

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Cloud software and service revenue	$3,751	$1,566	$8,629	$4,712
Total operating revenues	3,751	1,566	8,629	4,712

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	1,526	764	3,708	2,343
Selling, general and administrative expense	1,993	1,047	4,969	3,357
Legal and professional fees	204	98	717	408
Bad debt	5	(19)	9	(19)
Depreciation and amortization expense	611	148	1,204	465
Total operating expenses	4,339	2,038	10,607	6,554

OPERATING LOSS	(588)	(472)	(1,978)	(1,842)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	(10,878)	(249)	(10,860)	69
Gain (loss) on settlement of debt	150	134	347	134
Income tax benefit (expense)	(63)	(10)	(122)	22
Interest expense	(1,577)	(511)	(3,079)	(1,513)
Total other income (expense)	(12,368)	(636)	(13,714)	(1,288)

NET LOSS INCLUDING NONCONTROLLING INTEREST	(12,956)	(1,108)	(15,692)	(3,130)

Less: Net loss attributable to the noncontrolling interests	158	1	223	58

NET LOSS ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	(12,798)	(1,107)	(15,469)	(3,072)

Deemed dividend on Series A Convertible preferred stock	(5)	-	(15)	-

NET LOSS ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(12,803)	$(1,107)	$(15,484)	$(3,072)

LOSS PER COMMON SHARE - BASIC	$(0.09)	$(0.02)	$(0.12)	$(0.07)

LOSS PER COMMON SHARE - DILUTED	$(0.09)	$(0.02)	$(0.12)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	136,719,871	61,624,640	126,524,312	41,445,900

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	136,719,871	61,624,640	126,524,312	41,445,900

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended April 30, 2021

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Preferred
	Convertible								Common		Additional		Other
	Series A Shares	Par	Series B Shares	Par	Series C Shares	Par	Series F Shares	Par	Shares	Par	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders Deficit	Noncontrolling Interest	Totals

BALANCE, July 31, 2020	225,000	-	407,477	-	-	-	100	-	101,323,590	$101	$86,364	$(88,697)	$1	$(2,231)	$(382)	$(2,613)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	20	-	-	20	-	20
Common stock issued for services, to employees	-	-	-	-	-	-	-	-	7,858,820	8	257	-	-	265	-	265
Common stock issued for services	-	-	-	-	-	-	-	-	2,000,000	2	56	-	-	58	-	58
Common stock issued for debt conversion	-	-	-	-	-	-	-	-	10,000,000	10	147	-	-	157	-	157
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	1,000,000	1	44	-	-	45	-	45
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	111	-	-	111	-	111
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	-	-	205	-	-	205	-	205
Dividends declared	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(721)	-	(721)	(35)	(756)
BALANCE, October 31, 2020	225,000	-	407,477	-	-	-	100	-	122,182,410	$122	$87,199	$(89,418)	$1	$(2,096)	$(417)	$(2,513)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	33	-	-	33	-	33
Common stock issued for settlement of accounts payable	-	-	-	-	-	-	-	-	1,000,000	1	59	-	-	60	-	60
Common stock issued for debt conversion	-	-	-	-	-	-	-	-	10,676,765	11	243	-	-	254	-	254
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	500,000	-	24	-	-	24	-	24
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	30	-	-	30	-	30
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	-	-	383	-	-	383	-	383
Dividends declared	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(1,950)	-	(1,950)	(30)	(1,980)
BALANCE, January 31, 2021	225,000	-	407,477	-	-	-	100	-	134,359,175	$134	$87,966	$(91,368)	$1	$(3,267)	$(447)	$(3,714)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	57	-	-	57	-	57
Preferred Stock Series B issued for debt settlement	-	-	17,965	-	-	-	-	-	-	-	18	-	-	18	-	18
Preferred Stock Series C issued for debt settlement	-	-	-	-	55,400	-	-	-	-	-	554	-	-	554	-	554
Common stock issued for debt conversion	-	-	-	-	-	-	-	-	598,825	1	17	-	-	18	-	18
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	600,000	1	77	-	-	78	-	78
Common stock issued for services	-	-	-	-	-	-	-	-	2,000,000	2	123	-	-	125	-	125
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	300,000	-	30	-	-	30	-	30
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	413	-	-	413	-	413
Dividends declared	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(12,798)	-	(12,798)	(158)	(12,956)
BALANCE, April 30, 2021	225,000	-	425,442	-	55,400	-	100	-	137,858,000	$138	$89,250	$(104,166)	$1	$(14,777)	$(605)	$(15,382)

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

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended April 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,692)	$(3,130)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	1,204	465
Stock compensation and warrant expense	558	1,132
Bad debt	9	(18)
Amortization of ROU - operating	95	159
Amortization of debt discount	1,827	1,046
Loss (Gain) on derivative liabilities	10,860	(69)
(Gain) on settlement of debt	(347)	(134)
Changes in operating assets and liabilities:
Accounts receivable	(96)	(116)
Prepaid expenses and other current assets	(141)	18
Inventory	26	-
Right of use operating lease liability	(95)	(159)
Accounts payable	97	277
Accrued expenses	1,397	532
Deferred income	(105)	33
Net cash (used in) / provided by operating activities	(403)	36

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(228)	(57)
Cash paid for escrow deposit related to acquisition	-	(102)
Acquisitions of VoIP assets, net of cash received	(10,108)	-
Net cash used in investing activities	(10,336)	(159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from convertible debt, net of original issuance cost and discounts	1,078	195
Proceed from the exercise of warrants	30	-
Borrowings from related party note, net	-	70
Borrowings from 3rd party promissory notes, net	-	322
Borrowings from debt, net of original issuance cost and discounts	13,036	-
Principal payments on debt, net	(1,330)	-
Principal payments on convertible notes, net	(266)	-
Principal payments on related party notes, net	(316)	(376)
Principal payment on equipment financing	(53)	(49)
Net cash provided by financing activities	12,179	162

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,440	39
CASH AND CASH EQUIVALENTS, beginning of period	685	406

CASH AND CASH EQUIVALENTS, end of period	$2,125	$445

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$753	$323
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued interest rolled into principal	$328	$-
Stock issued with convertible debt - debt discount	$146	$-
Beneficial conversion feature on convertible debt	$554	$-
Preferred Stock Series B issued for debt conversion	$18
Preferred Stock Series C issued for debt conversion	$554
Debt discount from derivative liabilities	$6,462	$765
Debt from assignment of accrued interest	$-	$99
Promissory note reclassed to convertible debt	$15	$-
Capitalization of ROU assets and liabilities - operating	$254	$372
Preferred Stock Series A and warrants issued for AP settlement	$-	$25
Preferred Stock Series B issued for debt conversion and settlement	$-	$424
Common Stock issued for debt conversion	$429	$692
Common Stock issued for interest payment	$-	$19
Common Stock issued for accounts payable	$60	$-
Common Stock issued for debt extension	$-	$50
Dividend declared	$15	$15
Derivative liability resolved to APIC due to debt conversion	$588	$524

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

Treasury Shares

As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 25,000,000 treasury shares for consideration for future conversions and exercise of warrants, for convertible notes with fixed conversion price, notes with variable conversion feature with a floor and warrants with a conversion price floor. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of April 30, 2021, we believe that the treasury share reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

Customers and Suppliers

We rely on various suppliers to provide services in connection with our VOIP and UCaaS offerings. Our customers include businesses in various industries including Healthcare, Banking, Financial Services, Legal, Real Estate, and Construction. We are not dependent upon any single supplier or customer.

During the nine months ended April 30, 2021, and 2020, the Company did not derive a significant amount of revenue from one single customer.

As of the nine months ended April 30, 2021, and 2020, the Company did not derive a significant number of accounts receivable from one single customer.

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

Disaggregation of Cloud software and service revenue

Summary of disaggregated revenue is as follows (in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Cloud software and service revenue	$3,666	$1,556	$8,440	$4,653
Product revenue	85	10	189	59
Total operating revenues	$3,751	$1,566	$8,629	$4,712

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of April 30, 2021, and July 31, 2020, were $13,260 and $5,980, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of April 30, 2021, and July 31, 2020, were $43,000 and $148,000, respectively.

Customer deposits

The Company in some instances requires customers to make deposits for equipment, installation charges and training. As equipment is installed and training takes places the deposits are then applied to revenue. As of April 30, 2021, and July 31, 2020, Digerati’s customer deposits balance was $131,000 and $131,000, respectively.

Costs to Obtain a Customer Contract

Sales commissions are paid upon collections of related revenue and are expensed during the same period. Sales commissions for the nine months ended April 30, 2021, and April 30, 2020, were $576,476 and $51,953, respectively.

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

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and other comprehensive income (loss). For the nine months ended April 30, 2021, and 2020, the Company recognized a net loss attributable to the noncontrolling interest of $223,000 and $58,000, respectively.

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

NOTE 2 – GOING CONCERN

Financial Condition

The Company’s consolidated financial statements for the nine months ending April 30, 2021, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, the Company has incurred net losses and accumulated a deficit of approximately $104,166,000, a working capital deficit of approximately $22,924,000 and total liabilities of $32,430,000, which includes $17,340,000 in derivative liabilities, which raises substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Management believes that available resources as of April 30, 2021, will not be sufficient to fund the Company’s operations and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2021 certain members of our management team have taken a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to adopt best practices from our recent acquisitions and invest in a marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers and channel partners to tap into new sources of revenue streams, we have also secured numerous agent agreements through our recent acquisitions that we anticipate will accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees.

We have been successful in raising debt and equity capital in the past and as described in Notes 6, 7, and 8. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

The Company’s consolidated financial statements as of April 30, 2021, do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve our ability to continue as a going concern.

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

The Company can draw additional loans in increments of $1,000,000, before the 18 month anniversary of the initial funding date. The current Credit Agreement will allow the Company to continue acquiring UCaaS service providers that meet the Company’s acquisition criteria. Management anticipates that future acquisitions will provide additional operating revenues to the Company as it continues to execute on its consolidation strategy. There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at April 30, 2021, and July 31, 2020:

Total amortization expense for the nine months ended April 30, 2021, and 2020 was $962,429 and $284,571, respectively.

	Gross		Net
	Carrying	Accumulated	Carrying
April 30, 2021	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(26,672)	13,328
Customer relationships, 7 years	1,480,000	(646,077)	833,923
Customer relationships 7 years	5,710,000	(407,857)	5,302,143
Trademarks, 7 years	2,870,000	(205,000)	2,665,000
Non-compete, 2 & 3 years	290,000	(65,000)	225,000
Marketing & Non-compete, 5 years	800,000	(480,000)	320,000
Total Define-lived Assets	11,340,000	(1,980,606)	9,359,394
Goodwill, Indefinite	3,512,533	-	3,512,533
Balance, April 30, 2021	$14,852,533	$(1,980,606)	$12,871,927

	Gross		Net
	Carrying	Accumulated	Carrying
July 31, 2020	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(20,672)	19,328
Customer relationships, 7 years	1,480,000	(487,505)	992,495
Marketing & Non-compete, 5 years	800,000	(360,000)	440,000
Total Define-lived Assets	2,470,000	(1,018,177)	1,451,823
Goodwill, Indefinite	810,353	-	810,353
Balance, July 31, 2020	$3,280,353	$(1,018,177)	$2,262,176

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

During the nine months ended April 30, 2021, we issued:

●	7,608,820 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of $247,287 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	250,000 common shares to a former member of the Management team for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $17,500 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	500,000 options to purchase common shares to one of our members of the Board of Directors with an exercise price of $0.1475 per share and a term of 5 years. At issuance, 166,666 of the options vested, 333,334 of the options will vest equally over a period of two years. At the time of issuance, the options had a fair market value of $52,531.

●	3,730,000 options to purchase common shares to various employees with an exercise price of $0.04 per share and a term of 5 years. At issuance, 33,333 of the options vested, 66,667 of the options will vest equally over a period of two years, and 3,630,000 of the options will vest equally over a period of three years. The options have a fair market value of $214,812.

During the nine months ended April 30, 2020, we issued:

●	7,313,827 common shares to the Executive Officers for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $410,044 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	2,988,251 shares of common stock to the Executive Officers, with a market value at time of issuance of $158,216 the stock was issued as payment for outstanding compensation.

●	60,000 options to purchase common shares to an employee with an exercise price of $0.12 per share and a term of 5 years. The options vest equally over a period of three years. The options have a fair market value of $7,158.

The fair market value of all options issued during the nine months ended April 30, 2021, were determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	197.71% - 317.52%
Risk-free interest rate	0.22% - 1.47%
Expected term	2.0 - 3.0 years.

The Company recognized approximately $109,685 and $315,000 in stock-based compensation expense for stock options to employees for the nine months ended April 30, 2021, and 2020, respectively. Unamortized compensation stock option cost totaled $220,861 and $126,182 at April 30, 2021, and April 30, 2020, respectively.

A summary of the stock options as of April 30, 2021, and July 31, 2020, and the changes during the nine months ended April 30, 2021, are presented below:

			Weighted average
		Weighted average	remaining contractual
	Options	exercise price	term (years)

Outstanding at July 31, 2020	5,000,000	$0.27	2.66
Granted	4,230,000	$0.05	4.65
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at April 30, 2021	9,230,000	$0.17	3.18
Exercisable at April 30, 2021	5,666,908	$0.24	2.28

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 9,230,000 and 5,000,000 stock options outstanding at April 30, 2021, and July 31, 2020, was $427,340 and $0, respectively.

The aggregate intrinsic value of 5,666,908 and 4,717,699 stock options exercisable at April 30, 2021, and July 31, 2020, was $65,173 and $0, respectively.

NOTE 5 – WARRANTS

During the nine months ended April 30, 2021, the Company issued the following warrants:

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

A summary of the warrants as of April 30, 2021, and July 31, 2020, and the changes during the nine months ended April 30, 2021, are presented below:

			Weighted average
		Weighted average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2020	2,540,000	$0.33	1.61
Granted	107,701,179	$0.01	9.50
Exercised	(300,000)	$0.10	-
Forfeited and cancelled	(105,000)	$0.50	-
Outstanding at April 30, 2021	109,836,179	$0.02	9.39
Exercisable at April 30, 2021	82,610,885	$0.01	9.40

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 109,836,179 and 2,540,000 warrants outstanding at April 30, 2021, and July 31, 2020, was $15,677,051 and $6,160, respectively.

The aggregate intrinsic value of 82,610,885 and 1,940,000 warrants exercisable at April 30, 2021, and July 31, 2020, was $11,772,883 and $6,160, respectively.

During the nine months ended April 30, 2020, we issued the following warrants.

In March 2020, the Company received $25,000 in professional services and issued 25,000 shares of Series A Convertible Preferred Stock at a conversion price of $0.30 per share and warrants to purchase an additional 50,000 shares of its common stock at an exercise price of $0.20 per share. We determined that the warrants issued in connection with the services received were equity instruments and did not represent derivative instruments. The Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration.

During the nine months ended April 30, 2021, the Company extended the expiration date for 300,000 warrants that previously set to expired in fiscal year ended July 31, 2020. The extended expiration date is to October 12, 2022.

During the nine months ended April 30, 2021, 105,000 warrants expired with an exercise price of $0.50. These warrants were issued in August and October 2017.

During the nine months ended April 30, 2021, the Company received $30,000 in proceeds from the exercise of 300,000 warrants, with an exercise price of $0.10. These warrants were issued in March 2018.

In December 2017, the Company issued 100,000 warrants to a consultant for services, the warrants vested at time of issuance. The warrants have a term of 5 years, with an exercise price of $0.50. Additionally, the Company committed to issue 100,000 warrants if the Company’s stock price traded at $0.75 per share for 10 consecutive days, to issue 100,000 warrants if the Company’s stock price traded at $1.00 per share for 10 consecutive days, and to issue 100,000 warrants if the Company’s stock price traded at $1.25 per share for 10 consecutive days. The 300,000 commitment warrants have not been issued since the requirements were not achieved during the nine months ending April 30, 2021.

NOTE 6 – NOTES PAYABLE NON-CONVERTIBLE

Notes Payable Non-convertible

On April 30, 2018, T3 Communications, Inc., a Nevada corporation (“T3”), our majority owned subsidiary, entered into a secured promissory note for $650,000 with an effective annual interest rate of 0% and an initial maturity date of May 14, 2018. The lender subsequentially continued to extend the maturity date on the note. On October 14, 2020, the lender agreed to extend the maturity date until October 31, 2020, the Company continued to pay $3,250 per week in late fees. In conjunction with the note, T3 entered into a Security Agreement, whereby T3 agreed to pledge one third of the outstanding shares of its Florida operations, T3 Communications, Inc. On November 17, 2020, the Company paid the total principal balance outstanding of $700,000. As of April 30, 2021, and July 31, 2020, the outstanding principal balance were $0 and $700,000, respectively.

On April 30, 2018, T3 entered into a credit facility under a secured promissory note of $500,000, interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month and a maturity date of April 30, 2020. The note was collateralized by T3’s accounts receivables. On April 10, 2020, the Company increased the credit facility to $600,000 and the lender agreed to extend the maturity date until April 10, 2022. In addition, the Company agreed to a revised effective annual interest rate of prime plus 5.75%, adjusted quarterly on the first day of each calendar quarter. On November 17, 2020, the Company paid the total principal balance outstanding of $600,000 and $11,115 in accrued interest and fees. As of April 30, 2021, and July 31, 2020, the outstanding principal balance were $0 and $600,000, respectively.

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018.In February 2020, the maturity date was extended until December 31, 2020. In March 2021, the maturity date was extended until July 31, 2021. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. The outstanding balance as of April 30, 2021, and July 31, 2020, was $50,000.

On June 14, 2019, the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a 12% minority interest in Itellum Comunicacions Costa Rica, S.R.L. In conjunction with this transaction, we entered into a non-recourse promissory note for $17,500 with an effective annual interest rate of 8% and an initial maturity date of September 14, 2019. On February 15, 2020, the maturity date was extended to July 31, 2020. On August 1, 2020, the lender agreed to extend the maturity date to October 31, 2020. Subsequentially, the lender agreed to extend the maturity date to January 31, 2021. Additionally, the lender agreed to extend the maturity date to April 30, 2021. The outstanding balance as of April 30, 2021, and July 31, 2020, was $7,500. Subsequently, on May 7, 2021, the Company paid the total principal balance outstanding of $7,500 and $1,136 in accrued interest.

On February 26, 2020, the Company entered into a secured promissory note for $30,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020. Subsequently, the note holder agreed to extend the maturity date until August 31, 2020. The promissory note was secured by the Company’s receivables. On November 17, 2020, the Company paid the total principal balance outstanding of $30,000 and $2,604 in accrued interest. The outstanding balance as of April 30, 2021, and July 31, 2020, were $0 and $30,000, respectively.

On April 22, 2020, the Company, entered into two unsecured promissory notes (the “Notes”) for $62,500 and $86,000 made to the Company under the Paycheck Protection Program (the “PPP”). In addition, on May 4, 2020, the Company, entered into a third unsecured promissory note (the “Note”) for $213,100 made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The loans to the Company were made through The Bank of San Antonio (the “Lender”). On April 15, 2021, the SBA informed the Company that the total outstanding balance of $62,500 and accrued interest of $608 were forgiven. As a result, the Company recognized a gain on settlement of debt of $63,108. In addition, on April 15, 2021, the SBA informed the Company that the total outstanding balance of $86,000 and accrued interest of $836 were forgiven. At the time of the forgiveness, the Company recognized a gain on settlement of debt of $86,836. Subsequently, on May 13, 2021, the SBA informed the Company that the total outstanding balance of $213,100 and accrued interest of $2,172 were forgiven. Subsequentially, on May 13, 2021, the Company recognized a gain on settlement of debt of $215,272.

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

As of April 30, 2021, the principal balance on the various notes were $0, $0, and $213,100, respectively. As of July 31, 2020, the principal balance on the various notes were $62,500, $86,000, and $213,100, respectively.

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

During the nine months ending April 30, 2021, the Company amortized $1,294,000 of the total debt discount as interest expense for the Term Loan A Note and the Term Loan B Note. The total debt discount outstanding on the notes as of April 30, 2021, was $6,132,000.

The Term Loan A and Delayed Draw Term Notes have maturity dates of November 17, 2024, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan A is non-amortized (interest only payments) through the maturity date and contains an option for the Company to pay interest in kind (PIK) for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three. The principal balance and accrued PIK interest outstanding on the note were $10,500,000 and $245,881, respectively as of April 30, 2021.

Term Loan B has a maturity date of December 31, 2021, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan B is non-amortized (interest only payments) through the maturity date and contains an option for the Company to pay interest in kind (PIK) for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three. The principal balance and accrued PIK interest outstanding on the note were $3,500,000 and $81,960, respectively as of April 30, 2021.

The Credit Agreement contains customary representations, warranties, and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operation of the business and properties of the loan parties as well as financial performance. Below are key covenants requirements, (measured quarterly):

1.	Maximum Allowed - Senior Leverage Ratio of 5.08 to 1.00
2.	Minimum Allowed - EBITDA of $703,091
3.	Minimum Allowed - Liquidity of $1,250,000
4.	Maximum Allowed - Capital Expenditures of $94,798
5.	Minimum Allowed – Fixed Charge Coverage Ratio of 1.5 to 1.00

As of April 30, 2021, the Company is in compliance of the financial covenants mentioned above.

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

NOTE 7 – RELATED PARTY PROMISORY NOTES

On May 1, 2018, T3 entered into a secured promissory note for $275,000 with an effective annual interest rate of 8.08% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by T3 in its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $26,543 and was recognized as a discount on the promissory note. The company amortized as interest expense during the periods ended April 30, 2021, and July 31, 2020, $6,300 and $10,386, respectively. The total unamortized discount as of April 30, 2021, and July 31, 2020, were $0 and $6,300, respectively. The note holder also serves as Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries. During the nine months ending April 30, 2021, the Company paid the total principal balance outstanding of $152,634. The total principal outstanding as of April 30, 2021, and July 31, 2020, were $0 and $152,634, respectively.

On February 27, 2020, the Company entered into an unsecured promissory note for $70,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020. Subsequently, the note holder agreed to extend the maturity date until August 31, 2020. In addition, the Company agreed to pay the lender in services provided by the Company, and any unpaid principal and accrued interest will be paid in cash. During the nine months ended April 30, 2020, and April 30, 2021, the Company provided VoIP Hosted and fiber services of $128,927 and $130,029, respectively. On August 3, 2020, the promissory note was paid in full. The total principal outstanding as of April 30, 2021, and July 31, 2020, were $0 and $16,298, respectively. The note holder also serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

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

Part of the Purchase Price is payable in 8 equal quarterly payments of $136,250, subject to T3 Florida achieving quarterly post-purchase recurring revenues under monthly contracts or subscriptions from the acquired customer base, excluding charges for taxes, regulatory fees, additional set-up fees, equipment purchases or lease, and consulting fees. To the extent that a quarterly revenue threshold is not reached, the amount of the corresponding quarterly payment shall be reduced on a proportional basis. T3 Florida’s $1,140,000 payment obligation is represented by a promissory note of T3 Florida in the form included as an exhibit to the Purchase Agreement. The note, in turn, is subject to the Subordination Agreement, included as an Exhibit to the Purchase Agreement, among Seller, the Company’s parent, T3 Nevada, and Post Road Administrative, LLC, in its capacity as administrative agent for the Post Road lenders. $275,000 of the Purchase Price (the “Customer Renewal Value”) represents an incentive earn-out to be paid with respect to Seller’s customer accounts which are transferred to T3 Florida at closing, that are renewed, expanded and/or revised with T3 Florida for a minimum term of twelve months with an auto-renewal for 12 months. During the period ended April 30, 2021, the Company made one of the quarterly principal payments of $136,250, and a payment of $11,000 towards the Holdback amount, the total principal outstanding on the notes as of April 30, 2021, was $1,267,750.

In connection with the Purchase Agreement, the Company entered with the Note Holders into Consulting Agreements and a Non-Compete Agreement with each of Alex Gonzalez and Jose Gonzalez, the Chief Executive Officer and Chief Technology Officer of ActivePBX. Under the Consulting Agreements, the Company will pay on an annual basis $90,000 to each the consultants.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At April 30, 2021, and July 31, 2020, convertible notes payable consisted of the following:
	April 30,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2021	2020

In November 2019 and February 2020, the holder agreed to extend the maturity date of the notes until April 30, 2020. In June 2020, the note holder agreed to extend the maturity date until August 31, 2020, which was again extended until January 31, 2021. The holder agreed to extend the Maturity date until February 15, 2021. On February 12, 2021, the promissory note was settled under a debt exchange agreement in which the holder received payment in full for the outstanding balance of $32,000 and $3,929.50 in accrued interest. On March 11, 2021, the Company issued a total of 17,965 shares of Series B Preferred Stock for settlement of debt of $16,000 on a promissory note and $1,965 in accrued interest. In addition, the Company issued a total of 598,825 shares of Common Stock for settlement of debt of $16,000 on a promissory note and $1,965 in accrued interest.	$-	$32,000

On October 13, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $330,000, annual interest rate of 8% and a maturity date of October 13, 2021. After payment of transaction-related expenses and closing fees of $32,000, net proceeds to the Company from the Note totaled $298,000. The Company recorded $32,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 1,000,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $45,003 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $134,423 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized as interest expense during the period ended April 30, 2021, $167,379. The total unamortized discount on the Note as of April 30, 2021, was $44,047. On April 16, 2021, the Company paid $165,000 of the principal outstanding, $13,381 of the accrued interest and $35,676 in redemption premium. The total principal balance outstanding as of April 30, 2021, was $165,000. (See below variable conversion terms No.1)	165,000	-

On October 15, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $27,500, annual interest rate of 8% and a maturity date of October 15, 2021. After payment of transaction-related expenses and closing fees of $2,500, net proceeds to the Company from the Note totaled $25,000. Additionally, the Company recorded $6,075 as a discount to the Note and amortized over the term of the note. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized as interest expense during the nine months ended April 30, 2021, $8,575. The total unamortized discount on the Note as of April 30, 2021, was $0. On January 31, 2021, the holder agreed to roll over to a new consolidated note the principal balance outstanding of $27,500 and $982 of accrued interest. The total principal balance outstanding as of April 30, 2021, was $0. (See new consolidated note dated January 31, 2021, for $80,235) (See below variable conversion terms No.1)	-	-

On January 27, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of January 27, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $24,368 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $44,368 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.05 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized as interest expense during the nine months ended April 30, 2021, $17,184. The total unamortized discount on the Note as of April 30, 2021, was $51,552. The total principal balance outstanding as of April 30, 2021, was $250,000.	250,000	-

On April 14, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of April 14, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $63,433 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $96,766 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized as interest expense during the nine months ended April 30, 2021, $13,350. The total unamortized discount on the Note as of April 30, 2021, was $146,849. The total principal balance outstanding as of April 30, 2021, was $250,000.	250,000	-

Total convertible notes payables non-derivative:	$665,000	$32,000

CONVERTIBLE NOTES PAYABLE - DERIVATIVE

On August 30, 2019, the Company entered into variable convertible note for $93,500, bearing interest at a rate of 10% per annum and a maturity date of May 30, 2020. On August 10, 2020, the noteholder agreed to extend the maturity date until October 31, 2020. After payment of transaction-related expenses of $8,500, net proceeds to the Company from the Note totaled $85,000. The Company recorded these discounts and cost of $8,500 as a discount to the Note and fully amortized as interest expense during the period. The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $100,978, of which $85,000 was recorded as debt discount and will be amortized during the term of the Note, and $15,978 was recorded as day 1 derivative loss. During the nine months ended April 30, 2021, the Company issued 5,000,000 shares of common stock for the conversion of $80,000 of the principal balance outstanding. The total unamortized discount on the Note as of April 30, 2021, and July 31, 2020, was $0. The Company amortized $0 and $93,500 of debt discount as interest expense during the periods ended April 30, 2021and July 31, 2020, respectively. On January 31, 2021, the holder agreed to roll over to a new consolidated note the principal balance outstanding of $13,500 and $9,300 of accrued interest. The total principal balance outstanding as of April 30, 2021, and July 31, 2020, were $0 and $93,500, respectively. (See new consolidated note dated January 31, 2021, for $80,235) (See below variable conversion terms No.2)	-	93,500

On January 10, 2020, the Company entered into an Assignment Agreement whereby Armada Investment Fund LLC (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $145,297 and $35,750, representing the outstanding principal balance on the Convertible Promissory Notes dated July 11, 2019, and October 18, 2019, respectively, plus accrued interest of $28,953. The new notes are in the aggregate principal amount of $210,000, annual interest rate of 3% and a maturity date of January 10, 2021. On January 22, 2020, the Company entered into an Assignment Agreement whereby BHP Capital NY Inc. (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $146,625, representing the outstanding principal balance on the Convertible Promissory Note dated July 11, 2019, plus accrued interest of $33,375. The new note is in the aggregate principal amount of $180,000, annual interest rate of 3% and a maturity date of January 22, 2021. On January 22, 2020, the Company entered into an Assignment Agreement whereby Jefferson Street Capital LLC (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $146,625, representing the outstanding principal balance on the Convertible Promissory Note dated July 11, 2019, plus accrued interest of $33,375. The new note is in the aggregate principal amount of $180,000, annual interest rate of 3% and a maturity date of January 22, 2021. The Company analyzed the notes for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of the assignment, the Company recognized derivative liability for the new convertible notes of $784,565, of which $570,000 was recorded as debt discount and amortized over the term of the notes, and $214,565 was recorded as day 1 derivative loss. During the year ended July 31, 2020, the Company issued 25,312,983 shares of common stock for the conversion of $230,000 of the principal outstanding and $12,000 in accrued interest and fees. During the period ended April 30, 2021, the Company issued 11,371,125 shares of common stock for the conversion of $211,769 of the principal outstanding. In addition, during the period ended April 30, 2021, the Company paid $101,203 of the outstanding principal and $37,797 in accrued interest and fees. The total unamortized discount on the Notes as of April 30, 2021, and July 31, 2020, were $0 and $172,611, respectively. The Company amortized $397,389 and $172,611 of debt discount as interest expense during the year ended July 31, 2020, and the period ended April 30, 2021, respectively. On January 31, 2021, the holder agreed to roll over to a new consolidated note the principal balance outstanding of $27,028 and $1,925 of accrued interest. The total principal balance outstanding as of April 30, 2021, and July 31, 2020, were $0 and $340,000, respectively. (See new consolidated note dated January 31, 2021, for $80,235) (See below variable conversion terms No.2)	-	340,000

On February 13, 2020, the Company entered into a variable convertible note. The note is in the aggregate principal amount of $33,500, annual interest rate of 10% and a maturity date of February 13, 2021. After payment of transaction-related expenses of $3,500, net proceeds to the Company from the note totaled $30,000. The Company recorded these discounts and cost of $3,500 as a discount to the note and fully amortized as interest expense during the period. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $42,976, of which $30,000 was recorded as debt discount and will be amortized during the term of the Note, and $12,976 was recorded as day 1 derivative loss. The total unamortized discount on the Note as of April 30, 2021, and July 31, 2020, were $0 and $15,000, respectively. During the period ended April 30, 2021, the Company issued 1,465,920 shares of common stock for the conversion of $33,500 of the principal outstanding and $3,148 of accrued interest. The total principal balance outstanding as of April 30, 2021, and July 31, 2020, were $0 and $33,500, respectively. The Company amortized $15,000 and $15,000 of debt discount as interest expense during the period ended April 30, 2021, and the year ended July 31, 2020, respectively. The notes were immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.2)	-	33,500

On April 28, 2020, the Company entered into a variable convertible note. The note is in the principal amount of $15,000, annual interest rate of 10% and a maturity date of April 28, 2021. The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $26,629, of which $15,000 was recorded as debt discount and will be amortized during the term of the Note, and $11,629 was recorded as day 1 derivative loss. The total unamortized discount on the Note as of April 30, 2021, and July 31, 2020, were $0 and $11,250. During the period ended April 30, 2021, the Company issued 644,040 shares of common stock for the conversion of $15,000 of the principal outstanding and $1,101 of accrued interest. The total principal balance outstanding as of April 30, 2021, and July 31, 2020, were $0 and $15,000, respectively. The Company amortized $11,250 and $3,750 of debt discount as interest expense during the period ended April 30, 2021, and the year ended July 31, 2020, respectively. The note was immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.2)	-	15,000

On July 27, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, annual interest rate of 8% and a maturity date of March 27, 2021. After payment of transaction-related expenses and closing fees of $35,000, net proceeds to the Company from the Note totaled $240,000. The Company recorded these discounts and cost of $35,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $11,626 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.05 (five) cents or (b). 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. On January 28, 2021, the holder agreed to extend the maturity date until August 1, 2021. In conjunction with the amendment, the Company agreed to add to the outstanding balance $50,000 as consideration for the extension of the maturity date. The total principal balance outstanding as of April 30, 2021, and July 31, 2020, were $325,000 and $275,000, respectively.	325,000	275,000

On July 28, 2020, the Company entered into an Assignment Agreement whereby one of the variable noteholders assigned a principal amount of $35,750 and accrued interest and penalties of $17,081. The new variable convertible note is for $52,831, annual interest rate of 10% and a maturity date of July 28, 2021. The Company analyzed the assignment of the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $70,888, of which $49,180 was recorded as debt discount and will be amortized during the term of the Note, and $21,708 was recorded as day 1 derivative loss. The Company amortized $49,180 and $0 of debt discount as interest expense during the period ended April 30, 2021, and the year ended July 31, 2020, respectively. The total unamortized discount on the Note as of April 30, 2021, and July 31, 2020, were $0 and $49,180, respectively. During the period ended April 30, 2021, the Company issued 2,195,680 shares of common stock for the conversion of $52,831 of the principal outstanding and $2,061 of accrued interest. The total principal balance outstanding as of April 30, 2020, and July 31, 2020, were $0 and $52,831, respectively. The note was immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock. (See below variable conversion terms No.2)	-	52,831

On January 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $80,235, annual interest rate of 8% and a maturity date of February 17, 2022. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. The total principal balance outstanding as of April 30, 2021, was $80,235.	80,235	-

On February 17, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $175,000, annual interest rate of 8% and a maturity date of February 17, 2022. After payment of transaction-related expenses and closing fees of $5,000, net proceeds to the Company from the Note totaled $170,000. Additionally, the Company recorded $5,000 as a discount to the Note and amortized over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. The total principal balance outstanding as of April 30, 2021, was $175,000.	175,000	-

On April 15, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $113,000, annual interest rate of 8% and a maturity date of January 15, 2022. After payment of transaction-related expenses and closing fees of $13,000, net proceeds to the Company from the Note totaled $100,000. Additionally, the Company recorded $13,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 100,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $14,138 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.15 (fifteen) cents or (b). seventy-five percent (75%) of the lowest traded price in the prior fifteen (15) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”). The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. The total principal balance outstanding as of April 30, 2021, was $113,000.	113,000	-

Total convertible notes payable - derivative:	$693,235	$809,831

Total convertible notes payable derivative and non-derivative	1,358,235	841,831
Less: discount on convertible notes payable	(491,903)	(294,667)
Total convertible notes payable, net of discount	866,332	547,164
Less: current portion of convertible notes payable	(866,332)	(547,164)
Long-term portion of convertible notes payable	$-	$-

Additional terms No.1:  The Holder shall have the right at any time on or after six (6) months from the Issue Date to convert any portion of the outstanding and unpaid principal balance into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal (1) $0.05 (five) cents provided however that in the event the Borrower fails to complete the acquisition of Nexogy, Inc., the Conversion Price shall equal (2) the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean eighty-five percent (85%) multiplied by the Market Price (as defined herein) (representing a discount rate of fifteen percent (15%)). “Market Price” means the lowest Trading Price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Variable Conversion No.2: The notes are immediately convertible into shares of the Company’s Common Stock, at any time, at a conversion price for each share of Common Stock equal to the lesser of (i) the lowest trading price of the Common Stock (as defined in the Note) as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded during the twenty (20) consecutive Trading Day period immediately preceding the issuance date of each Note; or (ii) 60% multiplied by the lowest traded price of the Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a notice of conversion (the “Variable Conversion Price”). The Variable Conversion Price may further be adjusted in connection with the terms of the Notes.at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.

The total unamortized discount on the convertible notes as of April 30, 2021, and July 31, 2020, were $491,903 and $294,667, respectively. The total principal balance outstanding as of April 30, 2021, and July 31, 2020, were $1,358,235 and $841,831, respectively. During the periods ended April 30, 2021, and July 31, 2020, the Company amortized $528,645 and $1,228,000, respectively, of debt discount as interest expense.

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

Our derivative liabilities as of April 30, 2021, and July 31, 2020, of $17,339,843 and $606,123, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

Fair value measurements at reporting date using:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		liabilities	inputs	inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Convertible notes & warrants derivative liability at July 31, 2020.	$606,123	-	-	$606,123
Convertible notes & warrants derivative liability at April 30, 2021.	$17,339,843	-	-	$17,339,843

The fair market value of all derivatives during the nine months ended April 30, 2021, was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	83.28% - 282.87%
Risk-free interest rate	0.09% -2.67%
Expected term	0.01 - 10.00 years.

Level 3 inputs.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2020	$606,123
Derivative from warrants issued in conjunction with new notes	6,462,050
Derivative liability resolved to additional paid in capital due to debt conversion	(588,097)
Derivative (gain) / loss	10,859,767
Balance at April 30, 2021	$17,339,843

NOTE 9 - LEASES

The leased properties have a remaining lease term of sixteen to seventy-two months as of August 1, 2019. At the option of the Company, it can elect to extend the term of the leases.

Beginning August 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments, including annual rent increases, over the lease term at commencement date. Operating leases in effect prior to August 1, 2019, were recognized at the present value of the remaining payments on the remaining lease term as of August 1, 2019. Because none of our leases included an implicit rate of return, we used our incremental secured borrowing rate based on lease term information available as of the adoption date or lease commencement date in determining the present value of lease payments. The incremental borrowing rate on the leases is 8.0%.

On January 1, 2021, the Company entered into a new office lease, with a monthly base lease payment and applicable shared expenses of $4,750 and $2,140, respectively. The base rent will increase on an annual basis by 2% of the base lease payment. The lease expires on January 1, 2026, and at the option of the Company, the lease can be extended for one (1) five (5) year term with a base rent at the prevailing market rate at the time of the renewal. The Company recorded ROU asset and liability of $254,375 for this new lease, using the incremental borrowing rate of 8.0% over a 5 year term.

The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning August 1, 2019, was through the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized on July 31, 2020, and April 30, 2021, for operating leases are as follows:

ROU Asset	July 31, 2020	$176,097
Amortization		$(95,694)
Addition - Asset		$254,375
ROU Asset	April 30, 2021	$334,778

Lease Liability	July 31, 2020	$176,097
Amortization		$(95,694)
Addition - Liability		$254,375
Lease Liability	April 30, 2021	$334,778

Lease Liability	Short term	$73,985
Lease Liability	Long term	$260,793
Lease Liability	Total:	$334,778

Operating lease cost:	$118,167

Cash paid for amounts included in the measurement of lease liabilities

Operating cashflow from operating leases:	$118,167

Weighted-average remain lease term-operating lease:	1.74 years

Weighted-average discount rate	8.0%

For the period ended April 30, 2021, the amortization of operating ROU assets was $95,694.

For the period ended April 30, 2021, the amortization of operating lease liabilities was $95,694.

The future minimum lease payment under the operating leases are as follows:

Lease
Period Ending July 31,	Payments
2021	$146,549
2022	114,935
2023	84,475
2024	59,528
2025	60,228
2026	30,362
Total:	$496,077

NOTE 10 – PREFERED STOCK

CONVERTIBLE SERIES A PREFERRED STOCK

In March 2019, the Company’s Board of Directors designated and authorized the issuance up to 1,500,000 shares of the Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”) and are entitled to a dividend at an annual rate of eight percent (8%) per share. The Company had 225,000 shares of the Convertible Series A Preferred Stock outstanding as of April 30, 2021. During the three months ending April 30, 2021, the Company declared a dividend of $5,000 and had $35,000 as accumulated dividends as of April 30, 2021.

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

During the period ended April 30, 2021, the Company evaluated Series A Convertible Preferred Stock and concluded that none of the mandatory conversion events occurred during the period and determined that the convertible shares were classified as equity instruments.

CONVERTIBLE SERIES B PREFERRED STOCK

In April 2020, the Company’s Board of Directors designated and authorized the issuance up to 1,000,000 shares of the Series B Preferred Stock. The Series B Preferred Stock is only issuable to the Company’s debt holders as of March 25, 2020 (“Existing Debt Holders”) who may purchase shares of Series B Preferred Stock at the Stated Value by converting all or part of the debt owed to them by the Corporation as of March 25, 2020. Each share of Series B Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”). In April 2020, the Company issued a total of 407,477 shares of Series B Preferred Stock for settlement of debt of $370,000 on various promissory notes and $37,477 in accrued interest. In March 2021, the Company issued a total of 17,965 shares of Series B Preferred Stock for settlement of debt of $16,000 on a promissory note and $1,965 in accrued interest.

The Company had 425,442 shares of Convertible Series B Preferred Stock outstanding as of April 30, 2021. No dividends are payable on the Convertible Series B Preferred Stock.

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

During the period ended April 30, 2021, the Company evaluated Series B Convertible Preferred Stock and concluded that none of the mandatory conversion events occurred during the period and determined that the convertible shares were classified as equity instruments.

CONVERTIBLE SERIES C PREFERRED STOCK

In July 2020, the Company’s Board of Directors designated and authorized the issuance up to 1,000,000 shares of the Series C Preferred Stock. Each share of Series C Preferred Stock has a par value of $0.001 per share and a stated value equal to ten dollars ($10.00) (the “Stated Value”).

On February 25, 2021, Digerati’s Board of Directors approved the issuance of the following shares of Series C Convertible Preferred Stock.:

●	Arthur L. Smith – 28,928 shares of Series C Convertible Preferred Stock

●	Antonio Estrada – 19,399 shares of Series C Convertible Preferred Stock

●	Craig Clement – 7,073 shares of Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock were issued for accrued compensation to the management team of $554,000.

The Company had 55,400 shares of Convertible Series C Preferred Stock outstanding as of April 30, 2021. No dividends are payable on the Convertible Series C Preferred Stock.

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

As of April 30, 2021, the Company has 100 shares outstanding of the Series F Super Voting Preferred Stock. No dividends are payable on the Series F Super Voting Preferred Stock.

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

NOTE 11 – EQUITY

During the nine months ended April 30, 2021, the Company issued the following shares of common stock that are not disclosed in other footnotes:

On August 1, 2020, the Company issued an aggregate of 2,000,000 shares of common stock, at the time of issuance the Company recognized the market value $58,000 as stock compensation expense for professional services.

On January 26, 2021, the Company issued 1,000,000 shares of common stock for the settlement of $60,000 in accounts payable for professional services.

On February 5, 2021, the Company entered into a Consulting Agreement, in which the Company agreed to issue a total of 2,000,000 shares of Common Stock, at issuance the Company recognized the market value of the stock of $125,000 as stock compensation expense for professional services.

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

	Nexogy	ActivePBX	Total
	(in thousands)
Cash	$358	$-	$358
Accounts receivables	278	78	356
Intangible Assets and Goodwill	9,018	2,555	11,573
Property and equipment, net	164	-	164
Other Assets	83	2	85
Total identifiable assets	$9,901	$2,635	$12,536

Less: liabilities assumed	270	80	350
Total Purchase price	$9,631	$2,555	$12,186

The following table summarizes the estimated cost of intangible assets related to the acquisition:

	Nexogy	ActivePBX	Total	Useful life (years)
	(in thousands)
Customer Relationships	$4,100	$1,610	$5,710	7
Trade Names & Trademarks	2,600	270	2,870	7
Non-compete Agreement	200	90	290	2-3
Nexogy Goodwill	2,118	585	2,703	-
	$9,018	$2,555	$11,573

The Company incurred approximately $460,000 in costs associated with the acquisitions. These included legal, regulatory, and accounting. The Company incurred and expensed these costs of $158,000 and $302,000, during the year ended July 31, 2020, and nine months ended April 30, 2021, respectively.

Pro-forma

The following schedule contains unaudited proforma consolidated results of operations for both acquisitions for the three and nine months ended April 30, 2021, and 2020 as if the acquisition occurred on August 1, 2019. The unaudited pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on August 1, 2019, or of results that may occur in the future.

	Three months ended April 30,				Nine months ended April 30,
	2021		2020		2021		2020
	Reported	Pro-forma	Reported	Pro-forma	Reported	Pro-forma	Reported	Pro-forma
Revenue	$3,751	$3,751	$1,566	$3,574	$8,629	$11,127	$4,712	$10,773
Income (loss) from operations	(588)	(588)	(472)	(70)	(1,978)	(1,461)	(1,842)	(808)
Net income (loss)	$(12,956)	$(12,956)	$(1,108)	$(796)	$(15,692)	$(15,247)	$(3,130)	$(2,389)
Earnings (loss) per common share-Basic and Diluted	$(0.09)	$(0.09)	$(0.02)	$(0.01)	$(0.12)	$(0.12)	$(0.07)	$(0.06)

As part of the acquisitions of Nexogy and ActivePBX, the Company secured an office and rooftop lease, with monthly base lease payments of $13,720 and $3,546, respectively, the leases expire on July 31, 2022.

Additionally, the Company secured four (4) additional leases, with the following terms:

	Base Monthly Lease	Commencement	Expiration
Lease	Payment	Date	Date	Additional terms
1 - Colocation	$4,130	June 8, 2020	June 8, 2023	With an option to extend for an additional twelve (12) months, and 5% increase in base monthly lease payment.
2 - Rooftop	$2,450	June 1, 2015	June 1, 2021	With an option to extend for five (5) additional one (1) year terms.
3 - Rooftop	$979	December 1, 2015	December 1, 2025	Initial term for five (5) years, lease renewed for additional five (5) years.
4 - Rooftop	$2,700	November 30, 2013	November 30, 2023	Initial term for five (5) years, lease renewed for additional five (5) years, with an option for a second renewal for an additional five (5) years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “plan,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three and nine months ended April 30, 2021, and 2020. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020, filed with the Securities and Exchange Commission on October 29, 2020. For purposes of the following discussion, fiscal 2021 or 2021 refers to the year that will end on July 31, 2021, and fiscal 2020 or 2020 refers to the year ended July 31, 2020.

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

Results of Operations

Three Months ended April 30, 2021, Compared to Three Months ended April 30, 2020.

Cloud Software and Service Revenue. Cloud software and service revenue increased by $2,185,000, or 140% from the three months ended April 30, 2020, to the three months ended April 30, 2021. The increase in revenue is primarily attributed to the increase in total customers between periods due to the acquisitions of Nexogy and ActivePBX. Our total number of customers increased from 731 for the three months ended April 30, 2020, to 2,612 customers for the three months ended April 30, 2021.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $762,000, or 100%, from the three months ended April 30, 2020, to the three months ended April 30, 2021. The increase in cost of services is primarily attributed to the consolidation of various networks as part of the increase in total customers between periods due to the acquisitions of Nexogy and ActivePBX. Our total number of customers increased from 731 for the three months ended April 30, 2020, to 2,612 customers for the three months ended April 30, 2021. However, our consolidated gross margin improved by $1,423,000 from the three months ended April 30, 2020, to the three months ended April 30, 2021.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $1,061,000, or 141%, from the three months ended April 30, 2020, to the three months ended April 30, 2021. The increase in SG&A is attributed to acquisition of Nexogy and ActivePBX, as part of the consolidation, the Company absorbed all of the employees responsible for customer and technical support, sales, account management, and administration.

Stock Compensation expense. Stock compensation expense decreased by $115,000, from the three months ended April 30, 2020, to the three months ended April 30, 2021. The decrease between periods is attributed to the recognition of stock option expense of $63,000 recognized during the three months ended April 30, 2020, associated with the stock options awarded to various employees during FY2018, FY2019 and FY2020. The Company also recognized $233,633 in stock compensation for stock issued for the funding of our 401K profit sharing plan during the period ended April 30, 2020. During the period ended April 30, 2021, the Company only recognized $57,000 in stock options expense associated with stock options awarded to various employees and $125,000 in stock compensation for consulting services.

Legal and professional fees. Legal and professional fees increased by $106,000, from the three months ended April 30, 2020, to the three months ended April 30, 2021. The increase between periods is attributed to the recognition during FY 2021 of $115,000 in professional fees for the audits related to the acquisitions, investor relations fees, and professional services related to the purchase price allocation.

Bad debt. Bad debt increased by $24,000, from the three months ended April 30, 2020, to the three months ended April 30, 2021. The increase is attributed to the recognition of $5,000 in bad debt during the period ended April 30. 2021. During the period ended April 30, 2020, the Company recognized $19,000 in bad debt recovery, for accounts that were previously considered uncollectible.

Depreciation and amortization. Depreciation and amortization increased by $463,000, from the three months ended April 30, 2020, to the three months ended April 30, 2021. The increase is primarily attributed to the acquisitions and related amortization of $431,000 for intangible assets, in addition to the depreciation of the assets acquired from Nexogy and ActivePBX.

Operating loss. The Company reported an operating loss of $588,000 for the three months ended April 30, 2021, compared to an operating loss of $472,000 for the three months ended April 30, 2020. The increase in operating loss between periods is primarily due to the increase of $1,061,000 in SG&A, the increase in legal fees of $106,000, the increase in depreciation of $463,000, and the increase in bad debt of $24,000. These increases were slightly offset by the increase in margin of $1,423,000 and the decrease in stock compensation expense of $115,000.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments increased by $10,629,000 from the three months ended April 30, 2020, to the three months ended April 30, 2021. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized an increase between periods.

Gain (loss) on settlement of debt. Gain (loss) on settlement of debt improved by $16,000 from the three months ended April 30, 2020, to the three months ended April 30, 2021. During the period ended April 30, 2021, the Company recognized a gain on settlement of deb for that forgiveness by the U.S Small Business Administration of two promissory notes with a total principal of $148,500 and accrued interest of $1,443.

Income tax benefit (expense). During the three months ended April 30, 2021, the Company recognized an income tax expense of $63,000. During the three months ended April 30, 2020, the Company recognized an income tax expense of $10,000.

Interest expense. Interest income (expense) increased by $1,066,000 from the three months ended April 30, 2020, to the three months ended April 30, 2021. During the quarter ended April 30, 2021, the Company recognized non-cash interest / accretion expense of $916,000 related to the adjustment to the present value of various convertible notes and debt. Additionally, the Company recognized $360,560 in interest expense for cash interest payments on various promissory notes, accrual of $185,000 for interest expense for various promissory notes, and interest income of $3,089.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the three months ended April 30, 2021, was $12,956,000, an increase in net loss of $11,848,000 as compared to a net loss for the three months ended April 30, 2020, of $1,108,000. The increase in net loss including noncontrolling interest between periods is primarily due to the increase is of $1,061,000 in SG&A, the increase in legal fees of $106,000, the increase in depreciation of $463,000, the increase in loss on derivative instruments of $10,629,000 and the increase of $1,066,000 in interest expense. These increases were slightly offset by the improvements in margin of $1,423,000, the decrease in stock compensation expense of $115,000 and the improvement of $16,000 in gain of settlement of debt.

Net loss attributable to the noncontrolling interest. During the three months ended April 30, 2021, and 2020, the consolidated entity recognized net loss in noncontrolling interest of $158,000 and $1,000, respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net loss for the quarter ended April 30, 2021, was $12,798,000 compared to a net loss for the quarter ended April 30, 2020, of $1,107,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend declared on convertible preferred stock for the quarter ended April 30, 2021, was $5,000 compared to a deemed dividend on convertible preferred stock for the quarter ended April 30, 2020, of $0.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the three months ended April 30, 2021, was $12,803,000 compared to a net loss for the three months ended April 30, 2020, of $1,107,000.

Nine Months ended April 30, 2021, Compared to Nine Months ended April 30, 2020.

Cloud Software and Service Revenue. Cloud software and service revenue increased by $3,917,000, or 83% from the nine months ended April 30, 2020, to the nine months ended April 30, 2021. The increase in revenue is primarily attributed to the increase in total customers between periods due to the acquisitions of Nexogy and ActivePBX. Our total number of customers increased from 731 for the nine months ended April 30, 2020, to 2,612 customers for the nine months ended April 30, 2021.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $1,365,000, or 58%, from the nine months ended April 30, 2020, to the nine months ended April 30, 2021. The increase in cost of services is primarily attributed to the consolidation of various networks and key vendors as part of the increase in total customers between periods due to the acquisitions of Nexogy and ActivePBX. Our total number of customers increased from 731 for the nine months ended April 30, 2020, to 2,612 customers for the nine months ended April 30, 2021. However, our consolidated gross margin improved by $2,552,000 from the nine months ended April 30, 2020, to the nine months ended April 30, 2021.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $2,171,000, or 97%, from the nine months ended April 30, 2020, to the nine months ended April 30, 2021. The increase in SG&A is attributed to acquisition of Nexogy and ActivePBX, as part of the consolidation, the Company absorbed all of the employees responsible for customer and technical support, sales, account management, and administration.

Stock Compensation expense. Stock compensation expense decreased by $559,000, from the nine months ended April 30, 2020, to the nine months ended April 30, 2021. The decrease between periods is attributed to the recognition of stock option expense of $315,000 recognized during the nine months ended April 30, 2020, associated with the stock options awarded to various employees during FY2018, FY2019 and FY2020. The Company also recognized $568,000 in stock compensation for stock issued in lieu of cash payments to the Management team during the period ended April 30, 2020. During the period ended April 30, 2021, the Company only recognized $110,000 in stock options expense associated with stock options awarded to various employees, recognized $247,000 in stock compensation expense associated with the funding of the 401(K)-profit sharing plan, recognized $18,000 in stock compensation for stock issued in lieu of cash payments to a former employee, and recognized $183,000 in stock issued to consultants for professional services.

Legal and professional fees. Legal and professional fees increased by $309,000, from the nine months ended April 30, 2020, to the nine months ended April 30, 2021. The increase between periods is attributed to the recognition during the period ending April 30, 2021, of $333,000 in legal and professional fees related to the acquisitions for audits, purchase price allocation and investor relations.

Bad debt. Bad debt increased between the periods by $28,000. The increase is attributed to the recognition of $9,000 in bad debt during the nine months ended April 30. 2021. During the nine months ended April 30, 2020, the Company recognized $19,000 in bad debt recovery, for accounts that were previously considered uncollectible.

Depreciation and amortization. Depreciation and amortization increased by $739,000, from the nine months ended April 30, 2020, to the nine months ended April 30, 2021. The increase is primarily attributed to the acquisitions and related amortization of $678,000 for intangible assets, and the additional depreciation related to the depreciation for the assets acquired from Nexogy and ActivePBX.

Operating loss. The Company reported an operating loss of $1,978,000 for the nine months ended April 30, 2021, compared to an operating loss of $1,842,000 for the nine months ended April 30, 2020. The increase in operating loss between periods is primarily due to the increase of $2,171,000 in SG&A, the increase in legal fees of $309,000 and the increase in depreciation of $739,000. These increases were slightly offset by the increase in margin of $2,552,000 and the decrease in stock compensation expense of $559,000.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments increased by $10,929,000 from the nine months ended April 30, 2020, to the nine months ended April 30, 2021. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re-measurement of all derivative instruments we recognized an increase between periods.

Gain (loss) on settlement of debt. Gain (loss) on settlement of debt improved by $213,000 from the nine months ended April 30, 2020, to the nine months ended April 30, 2021. During the nine months ended April 30, 2021, the Company recognized a settlement of $197,000 for an obligation satisfied with our vendors, in addition, the Company recognized a gain on settlement of deb for that forgiveness by the U.S Small Business Administration of two promissory notes with a total principal of $148,500 and accrued interest of $1,443.

Income tax benefit (expense). During the nine months ended April 30, 2021, the Company recognized an income tax expense of $122,000. During the nine months ended April 30, 2020, the Company recognized an income tax benefit of $22,000.

Interest expense. Interest income (expense) increased by $1,566,000 from the nine months ended April 30, 2020, to the nine months ended April 30, 2021. During the period ended April 30, 2021, the Company recognized non-cash interest / accretion expense of $1,775,000 related to the adjustment to the present value of various convertible notes and debt, the amortization of debt discount of $6,000 in a related party note and the amortization to interest expense of $46,000 in debt discount related to the conversions of principal to common shares. Additionally, the Company recognized $753,000 in interest expense for cash interest payments on various promissory notes, accrual of $341,000 for interest expense for various promissory notes, and interest income of $18,300.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the nine months ended April 30, 2021, was $15,692,000, an increase in net loss of $12,562,000 as compared to a net loss for the nine months ended April 30, 2020, of $3,130,000. The increase in net loss including noncontrolling interest between periods is primarily due to the increase of $2,171,000 in SG&A, the increase in legal fees of $309,000, the increase in depreciation of $739,000, the increase in loss on derivative instruments of $10,929,000 and the increase of $1,566,000 in interest expense. These increases were slightly offset by the improvements in margin of $2,552,000, the decrease in stock compensation expense of $559,000 and the recognition of $347,000 in gain of settlement of debt during the period ending April 30, 2021.

Net loss attributable to the noncontrolling interest. During the nine months ended April 30, 2021, and 2020, the consolidated entity recognized net loss in noncontrolling interest of $223,000 and $58,000, respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net loss for the nine months ended April 30, 2021, was $15,469,000 compared to a net loss for the period ended April 30, 2020, of $3,072,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend declared on convertible preferred stock for the period ended April 30, 2021, was $15,000 compared to a deemed dividend on convertible preferred stock for the period ended April 30, 2020, of $0.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the period ended April 30, 2021, was $15,484,000 compared to a net loss for the period ended April 30, 2020, of $3,072,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $2,125,000 as of April 30, 2021. Net cash consumed by operating activities during the nine months ended April 30, 2021 was approximately $403,000, primarily as a result of operating expenses, that included $558,000 in stock compensation and warrant expense, amortization of debt discount of $1,827,000, loss on derivative liability of $10,860,000, depreciation and amortization expense of $1,204,000, increase in accrued expense of $1,397,000, decrease in accounts receivable of $96,000 and decrease in deferred revenue of $105,000. Additionally, we had an increase of $97,000 in accounts payable, decrease in prepaid expenses and other current assets of $141,000, increase in inventory of $26,000 and the recognition of a gain on settlement of debt of $347,000.

Cash used in investing activities during the nine months ended April 30, 2021 was $10,336,000, which included $228,000 for the purchase of equipment and the cash paid of $10,108,000, net of cash received, for the acquisitions of VoIP assets from Nexogy and ActivePBX.

Cash provided by financing activities during the nine months ended April 30, 2021, was $12,179,000. The Company secured $1,078,000 from convertible notes, net of issuance costs and discounts. In addition, the Company secured $13,036,000 from two promissory notes, net of issuance costs. (See Note 6) The Company made principal payments of $1,330,000 on various notes, principal payments of $266,000 on convertible notes, principal payments of $316,000 on related party notes, and $53,000 in principal payments on equipment financing. Overall, our net operating, investing, and financing activities during the nine months ended April 30, 2021, contributed approximately $1,440,000 of our available cash.

Digerati’s consolidated financial statements for the nine months ending April 30, 2021, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $104,166,000 and a working capital deficit of approximately $22,924,000 which raises doubt about Digerati’s ability to continue as a going concern.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2021 certain members of our management team have taken a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to adopt best practices from or recent acquisitions and invest in a marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers and channel partners to tap into new sources of revenue streams, we have also secured various agent agreements to accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees.

Management believes that available resources as of April 30, 2021, will not be sufficient to fund the Company’s operations, debt service and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

Our current cash expenses are expected to be approximately $750,000 per month, including wages, rent, utilities, corporate expenses, and legal professional fees associated with potential acquisitions. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of April 30, 2021, our total liabilities were approximately $32,430,000, which included $17,340,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $65,000 per month of additional working capital to fund our corporate expenses during Fiscal 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended April 30, 2021, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 16, 2021, a lawsuit was filed against T3 Communications, Inc.(“T3”), a subsidiary of the Company, by Carolina Financial Securities, LLC (“CFS”), in North Carolina state court (Forsyth County Superior Court), claiming that T3 owes CFS a placement fee of $576,000.00 pursuant to an Engagement Letter between the two companies.  The Company has removed the case to the United States District Court for the Middle District of North Carolina.  The Company denies liability and intends to vigorously defend the lawsuit. At the time of this filing, the Company cannot predict the outcome of such claim and the financial impact on our ongoing operations.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period ended April 30, 2021, that were not previously reported in a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q except:

On April 14, 2021, the Company entered into a $250,000 promissory note, and in conjunction with the promissory note, we issued 500,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $63,433 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

On April 15, 2021, the Company entered into a $113,000 promissory note, and in conjunction with the promissory note, we issued 100,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $14,138 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

On April 30, 2021, the Company received $30,000 in proceeds from the exercise of 300,000 warrants, with an exercise price of $0.10 per warrant, as a result we issued 300,000 shares of common stock. These warrants were issued in March 2018.

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained into Section 4(a) (2) of the Securities Act under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as described in this Quarterly Report on Form 10-Q, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

Item 2.03 Creation of Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

Item 3.02 Unregistered Sales of Equity Securities.

On April 14, 2021, the Company entered into a convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of April 14, 2022.

For a description of this transaction, see the paragraph that begins with the words “On April 14, 2021” in Note 8 – Convertible Notes Payable to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Note 8 – Convertible Notes Payable and Part II, Item 5 of this Quarterly Report on Form 10-Q contains only a brief description of the material terms of the April 14th convertible promissory note and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the full text of the April 14th convertible promissory note along with the Securities Purchase Agreement entered into in connection with the April 14th convertible promissory note, filed as Exhibits 4.13 to this Quarterly Report on Form 10-Q.

On April 15, 2021, the Company entered into a convertible promissory note with an aggregate principal amount of $113,000, annual interest rate of 8% and a maturity date of April 15, 2022.

For a description of this transaction, see the paragraph that begins with the words “On April 15, 2021” in Note 8 – Convertible Notes Payable to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Note 8 – Convertible Notes Payable and Part II, Item 5 of this Quarterly Report on Form 10-Q contains only a brief description of the material terms of the April 15th convertible promissory note and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the full text of the April 15th convertible promissory note along with the Securities Purchase Agreement entered into in connection with the April 15th convertible promissory note, filed as Exhibits 4.14 and 10.6, respectively, to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Exhibit Title

2.1

Agreement and Plan of Merger by and among T3 Nevada, Nexogy Acquisition, Inc., Nexogy, Inc. and Juan Carlos Canto as Shareholder Representative, dated September 20, 2019, as amended. (filed as Exhibit 2.1 to Form 8-K filed with the SEC on November 23, 2020).

4.1	Convertible Promissory Note for $330,000 with Platinum Point Capital LLC dated October 13, 2020. (filed as Exhibit 4.3 to Form 10-K filed with the SEC on October 29, 2020).

4.2	Convertible Promissory Note for $27,500 with Platinum Point Capital LLC dated October 15, 2020. (filed as Exhibit 4.4 to Form 10-K filed with the SEC on October 29, 2020).

4.3	Payoff Letter dated October 15, 2020, by and between Digerati Technologies, Inc., and Platinum Point Capital LLC. (filed as Exhibit 4.5 to Form 10-K filed with the SEC on October 29, 2020).

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

4.7	Warrant to Purchase Shares of Common Stock Issued to Post Road Administrative LLC, dated November 17, 2020. (filed as Exhibit 4.4 to Form 8-K filed with the SEC on November 23, 2020).

4.8	Convertible Promissory Note for $250,000 with Tysadco Partners, LLC. dated January 27, 2021.

4.9	Convertible Promissory Note for $175,000 with Platinum Point Capital LLC dated February 17, 2021.

4.10	Convertible Promissory Note for $80,235 with Platinum Point Capital LLC dated February 17, 2021.

4.11	Debt Conversion Agreement in the aggregate amount of $35,929 dated March 11, 2021.

4.12	Consulting Agreement dated February 5, 2021.

4.13*	Convertible Promissory Note for $250,000 with Tysadco Partners, LLC. dated April 14, 2021.

4.14*	Convertible Promissory Note for $113,000 with Lucas Ventures, LLC. dated April 15, 2021

10.1	Securities Purchase Agreement for $330,000 with Platinum Point Capital LLC dated October 13, 2020. (filed as Exhibit 10.6 to Form 10-K filed with the SEC on October 29, 2020).

10.2	Securities Purchase Agreement for $27,500 with Platinum Point Capital LLC dated October 15, 2020. (filed as Exhibit 10.7 to Form 10-K filed with the SEC on October 29, 2020).

10.3	Securities Purchase Agreement for $175,000 with Platinum Point Capital LLC dated February 17, 2021.

10.4	Exchange Agreement for $80,235 with Platinum Point Capital LLC dated February 17, 2021.

10.5	Asset Purchase Agreement by and between T3 Communications, Inc. (Florida) and ActiveServe, Inc, dated November 17, 2020. (filed as Exhibit 10.1 to Form 8-K filed with the SEC on November 23, 2020).

10.6*	Securities Purchase Agreement for $113,000 with Lucas Ventures, LLC. dated April 15, 2021.

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: June 9, 2021	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: June 9, 2021	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)