Form 10-K
period 2021-07-31
Digerati Technologies, Inc.
filed 2021-10-26
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $7,886,000 based on the closing price of $0.0568 per share on January 31, 2021, as reported by the OTCQB.

There were 138,838,039 shares of issuer’s Common Stock outstanding as of October 26, 2021.

i

PART I

ITEM 1. BUSINESS.

Overview

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” “Company” or “Digerati”), through its operating subsidiaries in Texas and Florida, Shift8 Networks, Inc., dba, T3 Communications and T3 Communications, Inc. (both referred to herein as “T3”), respectively, and Nexogy Inc., a Florida corporation, provides cloud services specializing in Unified Communications as a Service (“UCaaS”) solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud WAN solutions (SD WAN). Our services are designed to provide enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted IP/PBX, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™.

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

Recent Developments

Acquisitions

On November 17, 2020, the Company closed on the acquisitions of Nexogy, Inc. (“Nexogy”), and ActivePBX (“ActivePBX”), leading providers of cloud communication, UCaaS, and broadband solutions tailored for businesses. As a combined business, Nexogy, ActivePBX, and T3, will serve over 2,600 business customers and approximately 28,000 users. The business model of the combined entities is supported by strong and predictable recurring revenue with high gross margins under contracts with business customers in various industries including banking, healthcare, financial services, legal, insurance, hotels, real estate, staffing, municipalities, food services, and education. The contribution from the acquisitions is expected to have an immediate and positive impact on the consolidated EBITDA of the Company with additional improvements to be realized during FY2022 from the anticipated cost synergies and consolidation savings.

Products and Services

We provide a comprehensive suite of cloud services specializing in Unified Communications as a Service (“UCaaS”) solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud WAN or SD-WAN (Software-defined Wide Area Network) solutions. Our services are designed to provide enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted IP/PBX, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™.

Voice over Internet Protocol Networks

The basic technology of traditional telecommunications systems was designed for slow mechanical switches. Communications over the traditional telephone network are routed through circuits that must dedicate all circuit resources to each call from its inception until the call ends, regardless of whether anyone is actually talking on the circuit. This circuit-switching technology incurs a significant cost per call and does not efficiently support the integration of voice with data services. Data networks, however, were designed for electronic switching. They break the data stream into small, individually addressed packages of data (“packets”) that are routed independently of each other from the origin to the destination. Therefore, they do not require a fixed amount of bandwidth to be reserved between the origin and destination of each call and they do not waste bandwidth when it is not being used for actual transmission of information. This allows multiple voice or voice and data calls to be pooled, resulting in these networks being able to carry more calls with an equal amount of bandwidth. Moreover, they do not require the same complex switching methods required by traditional voice telephone networks, instead using a multiplicity of routers to direct each packet to its destination and automatically routing packets around blockages, congestion, or outages.

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

Our strategic initiatives to successfully meet our long-term business objectives include:

●	A disciplined approach to evaluating additional acquisitions as we build on the foundation created by our acquisitions in Florida in FY2021. We will continue to target local and/or regional UCaaS/cloud telephony providers which have excelled in their market with that “local” touch when serving their business customers. We believe the experience gained in integrating products, personnel, and customers will facilitate continued growth via acquisition.

●	A continued emphasis on our UCaaS/cloud communication business which operates in a segment of the telecommunication industry that continues to experience significant growth as businesses migrate from legacy phone systems to cloud-based telephony systems.

●	Enhancements to our broadband product portfolio with an emphasis on marketing leading-edge network and business continuity solutions like cloud WAN, also known as SD-WAN (Software Defined Wide-Area Network), to our customers which we anticipate will increase average revenue per customer.

●	Implementing a total support model (pre and post sales) for building a world-class service delivery and help desk organization.

●	Emphasis on our sales distribution model that enables our VARs/Partners to offer cloud and session-based communication services to the enterprise market in various regions and industries.

●	Continue enhancing our infrastructure and back-office system to streamline operations, automate key processes, and support the scalability of our VAR/Partner distribution model.

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

Government Regulation

As a provider of Internet voice communications services, we are subject to regulation in the U.S. by the FCC. Some of these regulatory obligations include contributing to the Federal Universal Service Fund, Telecommunications Relay Service Fund and federal programs related to number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request. We are also required to pay state and local 911 fees and contribute to state universal service funds in those states that assess Internet voice communications services. We are a competitive local exchange carrier (CLEC) in Florida. We are subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commission in these states. Specific regulations vary on a state-by-state basis, but generally include the requirement to register or seek certification to provide telephone services, to file and update tariffs setting forth the terms, conditions, and prices for our intrastate services and to comply with various reporting, record-keeping, surcharge collection, and consumer protection requirements.

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

Regulation of Internet-based Telecommunication Services in the United States

We have the necessary authority under Section 214 of the Communications Act to operate as a domestic and international telecommunications carrier. We are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to initiate or expand our domestic interstate operations, but we are required to obtain FCC approval to transfer control or discontinue service and are required to file various reports and pay various fees and assessments. In addition, we must offer service on a nondiscriminatory basis at just and reasonable rates and are subject to the FCC’s complaint jurisdiction. Generally, our international voice traffic is subject to minimal regulation by state and local jurisdictions.

As a competitive local exchange carrier (CLEC) in Florida. We are subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commission in Florida. As a CLEC, we are generally required to register or seek certification to provide certain services, to file and update tariffs setting forth the terms, conditions and prices for our intrastate services and to comply with various consumer protection, reporting, record-keeping, surcharge collection requirements.

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

As a result of the FCC’s preemption of states’ ability to regulate certain aspects of VoIP service, and a trend in state legislatures to affirmatively deregulate VoIP services for most purposes, our VoIP services are subject to relatively few state regulatory requirements, aside from collection of state and local E911 fees and state Universal Service support obligations as well as some state communication service and sales taxes, when applicable. We believe that our VoIP services are currently compliant with all applicable state requirements, and we have made and are making the required contributions to E911, state USF, and other funds. The state regulatory framework for our VoIP services continues to evolve, so we, in conjunction with our professional advisors, monitor the actions of the various state regulatory agencies and endeavor to ensure that we are in compliance with applicable state law, including any new statutes or regulations that may be passed. However, there can be no assurance that we will become aware of all applicable requirements on a timely basis, or that we will always be fully compliant with applicable rules and regulations. Should we fail to be compliant with applicable state regulations, or to file required reports with state regulatory agencies, we could be subject to fines and/or penalties.

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

During the years ended July 31, 2021 and 2020, the Company did not derive a significant amount of revenue from one single customer.

As of the year ended July 31, 2021, the Company did not derive a significant number of accounts receivable from one single customer. During the year ended July 31, 2020, the company derived 12% of total accounts receivable from one customer.

Employees

As of July 31, 2021, we had 46 employees, all of whom performed sales, operational, technical, and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

ITEM 1A. RISK FACTORS.

Not Applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable to smaller reporting companies.

ITEM 2. PROPERTIES.

We are headquartered in San Antonio Texas and lease offices and facilities in a number of other locations. Below is a list of our primary leased offices and other facilities as of July 31, 2021.

Location	Annual Rent	Lease Expiration Date	Business Use	Approx. Sq. Ft.

825 W. Bitters, Suite 104, San Antonio, TX 78216	$26,529	Jul-22	Executive offices	1,546
1610 Royal Palm Avenue, Suite 300, Fort Myers, FL 33901	$82,102	Dec-25	Office space and network facilities	6,800
2121 Ponce de Leon Blvd., Suite 200, Coral Gables FL 33134	$164,475	Jul-22	Office space & wireless internet network	4,623
7218 McNeil Dr., FL-1, Austin, TX 78729	$21,000	Mar-24	Network facilities	25
6606 Lyndon B. Johnson, Fwy., FL1, Suite 125, Dallas, TX 75240	$14,200	May-22	Network facilities	25
9701 S. John Young Parkway, Orlando, FL 32819	$30,528	May-23	Network facilities	540
50 NE 9th St, Miami, FL 3313	$49,560	May-23	Network facilities	25
350 NW 215 St., Miami Gardens, FL 33169	$23,403	May-22	Wireless internet network	100
8333 NW 53rd St, Doral, FL 33166	$13,612	Jul-25	Wireless internet network	100
100 SE 2nd Street, Miami, FL 33131	$36,024	Jan-24	Wireless internet network	100
9055 SW 73rd Ct, Miami, FL 33156	$8,674	Dec-23	Wireless internet network	100
9517 Fontainebleau Blvd., Miami, FL 33172	$11,860	Aug-24	Wireless internet network	100

We believe that our leased facilities are suitable and adequate for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

On April 16, 2021, a lawsuit was filed against T3 by Carolina Financial Securities, LLC (“CFS”), in North Carolina State Court (Forsyth County Superior Court), claiming that T3 owed CFS a placement fee of $576,000 pursuant to an Engagement Letter between the two companies.  The Company removed the case to the United States District Court for the Middle District of North Carolina. The Company mediated the case, and on September 21, 2021 entered into a settlement agreement that resolved all issues and claims related to the lawsuit. Pursuant to the settlement agreement, T3 agreed to pay CFS a total of $300,000, payable as follows: $100,000 by October 15, 2021, and $200,000 payable in 15 monthly installments of $13,333.33 beginning November 15, 2021.

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

Holders

As of October 26, 2021, there were approximately 341 record holders of our Common Stock.

Dividends

We have not paid cash dividends on our common stock, and we do not anticipate paying a dividend in the foreseeable future.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2021.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	--	-0-

Equity Compensation Plans not approved by security holders	9,230,000	$0.17	-0-

Total	9,230,000	$0.17	-0-

Sales of Unregistered Securities

On July 1, 2021, the Company received $3,000 in proceeds from the exercise of 30,000 warrants, with an exercise price of $0.10 per warrant, as a result we issued 30,000 shares of common stock. These warrants were issued in July 2018.

On July 1, 2021, the Company entered into a consulting agreement, under the agreement the Company issued 250,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the stock of $39,950 as expense.

On July 31, 2021, the Company entered into a note extension agreement with one if its lenders, and as consideration for the extension on the maturity date on the convertible promissory note, the Company issued 400,000 shares of common stock. At the time of issuance, the Company recognized $58,760 as interest expense the relative fair market value of the common stock issued.

On August 31, 2021, the Company entered into a $75,000 promissory note, with a maturity date of August 31, 2022, and annual interest rate of 8%. In conjunction with the promissory note, we issued 150,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $13,635 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

On September 29, 2021, the Company entered into a $75,000 promissory note, with a maturity date of September 29, 2022, and annual interest rate of 8%. In conjunction with the promissory note, we issued 150,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $10,788 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

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

The following is a discussion of the consolidated financial condition and results of operations for the fiscal years ended July 31, 2021 and 2020, and should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, FY 2021 or 2021 refers to the year ended July 31, 2021 and FY 2020 or 2020 refers to the year ended July 31, 2020.

Recent Activity

Acquisitions

On November 17, 2020, the Company closed on the acquisitions of Nexogy, Inc. (“Nexogy”), and ActivePBX (“ActivePBX”), providers of cloud communication, UCaaS, and broadband solutions tailored for businesses. As a combined business, Nexogy, ActivePBX, and T3, will serve over 2,600 business customers and approximately 28,000 users. The business model of the combined entities is supported by strong and predictable recurring revenue with high gross margins under contracts with business customers in various industries including banking, healthcare, financial services, legal, insurance, hotels, real estate, staffing, municipalities, food services, and education. The contribution from the acquisitions is expected to have an immediate and positive impact on the consolidated EBITDA of the Company with additional improvements to be realized during FY2022 from the anticipated cost synergies and consolidation savings.

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

Results of Operations

Cloud Software and Service Revenue. Cloud software and service revenue increased by $6,137,000, or 98% from the year ended July 31, 2020, to the year ended July 31, 2021. The increase in revenue is primarily attributed to the increase in total customers between years due to the acquisitions of Nexogy and ActivePBX. Our total number of customers increased from 728 for the year ended July 31, 2020, to 2,655 customers for the year ended July 31, 2021.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $2,100,000, or 69% from the year ended July 31, 2020, to the year ended July 31, 2021. The increase in cost of services is primarily attributed to the consolidation of various networks and key vendors as part of the increase in total customers between periods due to the acquisitions of Nexogy and ActivePBX. Our total number of customers increased from 728 for the year ended July 31, 2020, to 2,655 customers for the year ended July 31, 2021. However, our consolidated gross margin improved by $4,037,000 from the year ended July 31, 2020, to the year ended July 31, 2021.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $3,417,000, from the year ended July 31, 2020, to the year ended July 31, 2021. The increase in SG&A is attributed to acquisition of Nexogy and ActivePBX, as part of the consolidation, the Company absorbed all of the employees responsible for managing the customer base, technical support, sales, customer service, and administration.

Stock Compensation expense. Stock compensation expense decreased by $504,000, or 45% from the year ended July 31, 2020, to the year ended July 31, 2021. The decrease between periods is attributed to the recognition of stock option expense of $377,000 recognized during the year ended July 31, 2020 associated with the stock options with multiple vesting periods that were awarded to various employees during FY2018, FY2019 and FY2020. The Company also recognized $501,000 in stock compensation for stock issued in lieu of cash payments to the Management team during the year ended July 31, 2020. In addition, the Company recognized $233,633 in stock compensation expense associated with the funding of the 401(K)-profit sharing plan and recognized $15,000 in stock compensation expense to professionals for the year ended July 31, 2020. During the year ended July 31, 2021, the Company only recognized $135,000 in stock option expense associated with stock options awarded to various employees, recognized $247,000 in stock compensation expense associated with the funding of the 401(K)-profit sharing plan, recognized $18,000 in stock compensation for stock issued in lieu of cash payments to a former employee, and recognized $223,000 in stock issued to consultants for professional services.

Legal and professional fees. Legal and professional fees increased by $252,000, or 39% from the year ended July 31, 2020, to the year ended July 31, 2021. The increase between periods is attributed to the recognition during the period ending July 31, 2021, of $611,000 in legal and professional fees related to due diligence, audits for the acquisitions, purchase price allocation and investor relations.

Bad debt. Bad debt increased between the periods by $22,000. The increase is attributed to the recognition of $17,000 in bad debt during the year ended July 31. 2021. During the year ended July 31, 2020, the Company recognized $5,000 in bad debt recovery, for accounts that were previously considered uncollectible.

Depreciation and amortization. Depreciation and amortization increased by $1,136,000, from the year ended July 31, 2020, to the year ended July 31, 2021. The increase is primarily attributed to the acquisitions and related amortization of $1,396,000 for intangible assets, and the additional depreciation related to the depreciation for the assets acquired from Nexogy and ActivePBX.

Operating loss. The Company reported an operating loss of $2,398,000 for the year ended July 31, 2021, compared to an operating loss of $2,112,000 for the year ended July 31, 2020. The increase in operating loss between periods is primarily due to the increase of $3,417,000 in SG&A, the increase in legal fees of $252,000, increase in bad debt of $22,000, and the increase in depreciation of $1,136,000. These increases were slightly offset by the increase in margin of $4,037,000 and the decrease in stock compensation expense of $504,000.

Gain (loss) on derivative instruments. Loss on derivative instruments increased by $10,198,000 from the year ended July 31, 2020, to the year ended July 31, 2021. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re-measurement of all derivative instruments we recognized an increase between periods.

Gain on settlement of debt. Gain on settlement of debt improved by $431,000 from the year ended July 31, 2020, to the year ended July 31, 2021. During the year ended July 31, 2021, the Company recognized a settlement of $197,000 for an obligation satisfied with our vendors, in addition, the Company recognized a gain on settlement of debt for the forgiveness by the U.S Small Business Administration of three promissory notes with a total principal of $361,600 and accrued interest of $3,616.

Income tax benefit (expense). During the year ended July 31, 2021, the Company recognized an income tax expense of $183,000. During the year ended July 31, 2020, the Company recognized an income tax benefit of $33,000.

Other income (expense). Other expense increased by $410,000 from the year ended July 31, 2020, to the year ended July 31, 2021. During the year ended July 31, 2021, T3 recognized an expense of $300,000 related to a mediated settlement agreement with Carolina Financial Securities, LLC (“CFS”). Pursuant to the settlement agreement, T3 agreed to pay CFS a total of $300,000, payable as follows: $100,000 by October 15, 2021, and $200,000 payable in 15 monthly installments of $13,333.33 beginning November 15, 2021. During the year ended July 31, 2020 the Company recognized as other income $100,000 for a settlement with one of our vendors, in addition the Company recognized $16,000 in interest income during the year ended July 31, 2020.

Interest expense. Interest income (expense) increased by $2,912,000 from the year ended July 31, 2020, to the year ended July 31, 2021. During the period ended July 31, 2021, the Company recognized non-cash interest / accretion expense of $2,803,000 related to the amortization of debt discount on various notes and the amortization of debt discount of $6,000 in a related party note. Additionally, the Company recognized $1,111,000 in interest expense for cash interest payments on various promissory notes, accrued interest rolled into principal of $510,000, accrual interest paid as common stock and preferred stock of $16,000, increase in principal, debt discount, gain on notes directly recorded as interest expense of $319,000.

Net loss including noncontrolling interest. Net loss including noncontrolling interest for the year ended July 31, 2021, was $17,015,000, an increase in net loss of $13,591,000, as compared to a net loss for the year ended July 31, 2020 of $3,424,000. The increase in net loss including noncontrolling interest between periods is primarily due to the increase of $3,417,000 in SG&A, the increase in legal fees of $252,000, increase in bad debt of $22,000, and the increase in depreciation and amortization of $1,136,000. In addition to the increase in loss on derivative instruments of $10,198,000, increase in interest expense of $2,912,000, increase in other expense of $410,000 and increase income tax expense of $216,000. These increases were slightly offset by the increase in margin of $4,037,000, the decrease in stock compensation expense of $504,000 and the improvement on gain on settlement of debt of $431,000.

Net loss attributable to the noncontrolling interest. During the year ended July 31, 2021, and 2020, the consolidated entity recognized net loss in noncontrolling interest of $332,000 and $47,000, respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders’ equity section of the balance sheet.

Net loss attributable to Digerati’s shareholders. Net loss for the year ended July 31, 2021, was $16,683,000 compared to a net loss for the year ended July 31, 2020, of $3,377,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend declared on convertible preferred stock for the year ended July 31, 2021, was $20,000 compared to a deemed dividend on convertible preferred stock for the year ended July 31, 2020, of $19,000.

Net loss attributable to Digerati’s common shareholders. Net loss for the year ended July 31, 2021, was $16,703,000 compared to a net loss for the year ended July 31, 2020, of $3,396,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $1,489,000 as of July 31, 2021. Net cash consumed by operating activities during the year ended July 31, 2021 was approximately $708,000, primarily as a result of operating expenses, that included $624,000 in stock compensation and warrant expense, bad debt expense of $17,000, amortization of debt discount of $2,809,000, loss on derivative liability of $9,935,000, depreciation and amortization expense of $1,707,000, increase in accrued expense of $1,083,000, decrease in accounts receivable of $69,000 and decrease in deferred revenue of $259,000. Additionally, we had an increase of $99,000 in accounts payable, decrease in prepaid expenses and other current assets of $46,000, increase in inventory of $27,000, the recognition of a gain on settlement of debt of $560,000, the recognition of $510,000 in accrued interest added to principal, stock issued for debt extension of $59,000 and the issuance of preferred stock C for settlement of AP from current year of $333,000.

Cash used in investing activities during the year ended July 31, 2021 was $10,800,000, which included $410,000 for the purchase of equipment and the cash paid of $10,390,000, net of cash received, for the acquisitions of VoIP assets from Nexogy and ActivePBX.

Cash provided by financing activities during the year ended July 31, 2021, was $12,312,000. The Company secured $1,078,000 from convertible notes, net of issuance costs and discounts. In addition, the Company secured $13,036,000 from two promissory notes, net of issuance costs. (See Note10) The Company made principal payments of $1,338,000 on various notes, principal payments of $266,000 on convertible notes, principal payments of $169,000 on related party notes, and $63,000 in principal payments on equipment financing. Overall, our net operating, investing, and financing activities during the year ended July 31, 2021, contributed approximately $804,000 of our available cash.

Digerati’s consolidated financial statements for the year ending July 31, 2021, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $105,380,000 and a working capital deficit of approximately $24,228,000 which raises doubt about Digerati’s ability to continue as a going concern.

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

Management believes that available resources as of July 31, 2021, will not be sufficient to fund the Company’s operations, debt service and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

Our current cash expenses are expected to be approximately $700,000 per month, including wages, rent, utilities, corporate expenses, and legal professional fees associated with potential acquisitions. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of July 31, 2021, our total liabilities were approximately $33,375,000, which included $16,773,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

We estimate that we need approximately $80,000 per month of additional working capital to fund our corporate expenses during Fiscal 2022.

We have been successful in raising debt capital and equity capital in the past and as described in Notes 10, 11, and 12 to our consolidated financial statements. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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

Goodwill, Intangible Assets, and Long-Lived Assets. Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at July 31, 2021 and 2020 and determined that there was no impairment.

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

Stock-based compensation. In June 2018 FASB adopted the Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This update simplifies the accounting for non-employee share-based payment transactions by expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. The Company adopted the updated standard as of May 1, 2018, adopting this guidance did not have a material effect on its consolidated financial statements. During FY 2021 and 2020, the Company issued 7,858,820 common shares and 21,811,100 common shares, respectively to various employees as part of our profit sharing-plan contribution and stock in lieu of cash. At the time of issuance during FY 2021 and 2020 we recognized stock-based compensation expense of $264,712 and $801,891, respectively equivalent to the market value of the shares issued calculated based on the share’s closing price at the grant dates.

Treasury Shares. As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 25,000,000 treasury shares for consideration for future conversions and exercise of warrants. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of July 31, 2021, we believe that the treasury share reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

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

Level 1– Quoted prices in active markets for identical assets or liabilities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Digerati Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digerati Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of July 31, 2021 and July 31, 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and July 31, 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note [2] to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note [2]. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2018.

Houston, Texas

October 26, 2021

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31,	July 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,489	$685
Accounts receivable, net	617	208
Prepaid and other current assets	232	361
Total current assets	2,338	1,254

LONG-TERM ASSETS:
Intangible assets, net	8,527	1,451
Goodwill, net	3,931	810
Property and equipment, net	529	431
Other assets	76	43
Investment in Itellum	185	185
Right-of-use asset	934	176
Total assets	$16,520	$4,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,653	$1,487
Accrued liabilities	2,570	1,840
Equipment financing	37	62
Convertible note payable, current, net $340 and $295, respectively	1,049	548
Note payable, current, related party, net $0 and $0, respectively	998	78
Note payable, current, net $714 and $0, respectively	2,963	1,571
Deferred income	20	279
Derivative liability	16,773	606
Operating lease liability, current	503	99
Total current liabilities	26,566	6,570

LONG-TERM LIABILITIES:
Notes payable, related party, net $0 and $6, respectively	136	85
Note payable, net $4,641 and $0, respectively	6,241	193
Equipment financing	-	38
Operating lease liability	431	77
Total long-term liabilities	6,808	393

Total liabilities	33,374	6,963

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized
Convertible Series A Preferred stock, $0.001, 1,500,000 shares designated, 225,000 and 225,000 issued and outstanding, respectively	-	-
Convertible Series B Preferred stock, $0.001, 1,000,000 shares designated, 425,442 and 0 issued and outstanding, respectively	-	-
Convertible Series C Preferred stock, $0.001, 1,000,000 shares designated, 55,400 and 0 issued and outstanding, respectively	-	-
Series F Super Voting Preferred stock, $0.001, 100 shares designated, 100 and 0 issued and outstanding, respectively	-	-
Common stock, $0.001, 500,000,000 shares authorized, 138,538,039 and 101,323,590 issued and outstanding, respectively (25,000,000 reserved in Treasury)	139	101
Additional paid in capital	89,100	86,364
Accumulated deficit	(105,380)	(88,697)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(16,140)	(2,231)
Noncontrolling interest	(714)	(382)
Total stockholders’ deficit	(16,854)	(2,613)
Total liabilities and stockholders’ deficit	$16,520	$4,350

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years ended July 31,
	2021	2020
OPERATING REVENUES:
Cloud software and service revenue	$12,416	$6,279

Total operating revenues	12,416	6,279

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	5,135	3,035
Selling, general and administrative expense	7,019	4,106
Legal and professional fees	894	642
Bad debt expense (recovery)	17	(5)
Depreciation and amortization expense	1,749	613
Total operating expenses	14,814	8,391

OPERATING LOSS	(2,398)	(2,112)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	(9,935)	263
Gain on settlement of debt	560	129
Income tax benefit (expense)	(183)	33
Other income (expense)	(294)	116
Interest expense	(4,765)	(1,853)
Total other income (expense)	(14,617)	(1,312)

NET LOSS INCLUDING NONCONTROLLING INTEREST	(17,015)	(3,424)

Less: Net loss attributable to the noncontrolling interests	332	47

NET LOSS ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	(16,683)	(3,377)

Deemed dividend on Series A Convertible preferred stock	(20)	(19)

NET LOSS ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(16,703)	$(3,396)

LOSS PER COMMON SHARE - BASIC	$(0.13)	$(0.06)

LOSS PER COMMON SHARE - DILUTED	$(0.13)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	129,411,947	53,883,966

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	129,411,947	53,883,966

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED JULY 31, 2020 AND 2021

(In thousands, except for share amounts)

	Equity Digerati’s Shareholders
	Preferred
	Convertible
	Series A		Series B		Series C		Series F		Common		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Income	Equity	Interest	Totals
BALANCE, July 31, 2019	225,000	-	-	-	-	-	-	-	23,740,406	$24	$82,972	$(85,320)	$1	$(2,323)	$(335)	$(2,658)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	377	-	-	377	-	377
Common stock issued for services, to employees	-	-	-	-	-	-	-	-	21,811,100	22	780	-	-	802	-	802
Common stock issued for services	-	-	-	-	-	-	-	-	400,000	1	15	-	-	16	-	16
Common stock issued for cash	-	-	-	-	-	-	-	-	3,893,625	4	95	-	-	99	-	99
Common stock issued for accrued interest payments on debt	-	-	-	-	-	-	-	-	392,912	-	19	-	-	19	-	19
Common stock issued, settlement of debt	-	-	-	-	-	-	-	-	200,000	-	5	-	-	5	-	5
Common stock issued, extension of debt	-	-	-	-	-	-	-	-	780,000	-	50	-	-	50	-	50
Common stock issued for debt conversion	-	-	-	-	-	-	-	-	35,936,326	36	489	-	-	525	-	525
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	500,000	-	12	-	-	12	-	12
Convertible Series B Preferred stock and common stock issued for debt settlement	-	-	407,477	-	-	-	-	-	13,582,554	14	672	-	-	686	-	686
Common stock issued for conversion of Convertible Series A Preferred stock	(25,000)	-	-	-	-	-	-	-	86,667	-	-	-	-	-	-	-
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	-	-	872	-	-	872	-	872
Convertible Series A Preferred stock and warrants issued for AP settlement	25,000	-	-	-	-	-	-	-	-	-	25	-	-	25	-	25
Dividends declared	-	-	-	-	-	-	-	-	-	-	(19)	-	-	(19)	-	(19)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(3,377)	-	(3,377)	(47)	(3,424)
BALANCE, July 31, 2020	225,000	-	407,477	-	-	-	-	-	101,323,590	101	$86,364	$(88,697)	$1	$(2,231)	$(382)	$(2,613)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	135	-	-	135	-	135
Common stock issued for services, to employees	-	-	-	-	-	-	-	-	7,858,820	8	257	-	-	265	-	265
Common stock issued for services	-	-	-	-	-	-	-	-	4,250,000	4	219	-	-	223	-	223
Common stock issued for debt conversion and settlement	-	-	-	-	-	-	-	-	21,275,629	21	407	-	-	428	-	428
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	2,100,000	2	145	-	-	147	-	147
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	282	-	-	282	-	282
Common stock issued for settlement of accounts payable	-	-	-	-	-	-	-	-	1,000,000	1	59	-	-	60	-	60
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	330,000	1	33	-	-	34	-	34
Common stock issued, extension of debt	-	-	-	-	-	-	-	-	400,000	1	59	-	-	60	-	60
Convertible Series B Preferred stock issued for debt settlement	-	-	17,965	-	-	-	-	-	-	-	18	-	-	18	-	18
Convertible Series C Preferred stock issued for AP settlement	-	-	-	-	55,400	-	-	-	-	-	554	-	-	554	-	554
Super Voting Preferred Stock Series F	-	-	-	-	-	-	100	-	-	-	-	-	-	-	-	-
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	-	-	588	-	-	588	-	588
Dividends declared	-	-	-	-	-	-	-	-	-	-	(20)	-	-	(20)	-	(20)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(16,683)	-	(16,683)	(332)	(17,015)
BALANCE, July 31, 2021	225,000	-	425,442	-	55,400	-	100	-	138,538,039	139	$89,100	$(105,380)	$1	$(16,140)	$(714)	$(16,854)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years ended July 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,015)	$(3,424)
Adjustments to reconcile net loss to cash (used in)/provided by operating activities:
Depreciation and amortization expense	1,707	613
Stock compensation and warrant expense	624	1,127
Bad debt expense (recovery)	17	(5)
Amortization of ROU Asset - operating	328	140
Amortization of debt discount	2,809	1,228
Loss (Gain) on derivative liabilities	9,935	(263)
Gain on settlement of debt	(560)	(134)
Accrued interest added to principal	510	-
Preferred stock C issued for settlement of AP from current year	333	-
Stock issued for debt extension	59	-
Changes in operating assets and liabilities:
Accounts receivable	(69)	60
Prepaid expenses and other current assets	46	(23)
Inventory	(27)	-
Right of use operating lease liability	(328)	(140)
Accounts payable	99	235
Accrued expenses	1,083	646
Deferred income	(259)	(6)
Net cash (used in) / provided by operating activities	(708)	54

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(410)	(85)
Cash paid for escrow deposit related to acquisition	-	(127)
Acquisitions of VoIP assets, net of cash received	(10,390)	-
Net cash used in investing activities	(10,800)	(212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from convertible debt, net of original issuance cost and discounts	1,078	435
Proceeds from sale of stock and warrants	34	99
Borrowings from related party note, net	-	70
Borrowings from third party promissory notes, net	-	556
Borrowings from debt, net of original issuance cost and discounts	13,036	-
Payment of debt financing cost	-	(75)
Principal payments on debt, net	(1,338)	-
Principal payments on convertible notes, net	(266)	(140)
Principal payments on related party notes, net	(169)	(443)
Principal payment on equipment financing	(63)	(65)
Net cash provided by financing activities	12,312	437

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	804	279
CASH AND CASH EQUIVALENTS, beginning of period	685	406

CASH AND CASH EQUIVALENTS, end of period	$1,489	$685

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,111	$547
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Beneficial conversion feature on convertible debt	$282	$-
Debt discount from common stock issued with debt	$147	$12
Debt discount from derivative liabilities	$358	$814
Debt discount from PRG warrant derivative	$6,462	$-
Debt from assignment of accrued interest	$-	$113
Promissory note reclassed to convertible debt	$15	$-
Capitalization of ROU assets and liabilities - operating	$440	$316
Preferred Stock Series A and warrants issued for AP settlement	$-	$25
Preferred Stock Series B issued for debt conversion and settlement	$18	$408
Preferred Stock Series C issued for AP settlement	$221	$-
Common Stock issued for debt conversion	$429	$525
Common Stock issued for interest payment	$-	$18
Common Stock issued for accounts payable	$60	$-
Common Stock issued for debt extension	$-	$50
Dividend declared	$20	$19
Derivative liability resolved to APIC due to debt conversion	$588	$872
Capitalized expense related to debt financing cost	$-	$13

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” “Company” or “Digerati”), through its operating subsidiaries in Texas and Florida, Shift8 Networks, Inc., dba, T3 Communications (“T3”), T3 Communications, Inc. (“T3”) and Nexogy Inc., provides cloud services specializing in Unified Communications as a Service (“UCaaS”) solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud WAN solutions (SD WAN). Our services are designed to provide enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted IP/PBX, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™.

Principles of Consolidation.

The consolidated financial statements include the accounts of Digerati, and its subsidiaries, which are majority owned by Digerati in accordance with ASC 810-10-05. All significant inter-company transactions and balances have been eliminated.

Cost Method Investment.

On June 14, 2019, the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a 12% minority interest in Itellum Comunicacions Costa Rica, S.R.L. The Company paid $100,000 in cash, issued 500,000 shares of common stock with a market value of $85,000. As result, the Company holds a minority interest in Itellum for an investment of $185,000. The Company has no influence over the operating and financial policies of Itellum. The Company has no controlling interest, is not the primary beneficiary and does not have the ability to exert significant influence. As a result, we accounted for this investment using the cost method of accounting.

Gain on settlement of debt.

During the year ended July 31, 2021, the Company recognized a settlement of $197,000 for an obligation satisfied with our vendors, in addition, the Company recognized a gain on settlement of deb for that forgiveness by the U.S Small Business Administration of three promissory notes with a total principal of $361,600 and accrued interest of $3,616. During the year ended July 31, 2020 the Company recognized as other income $100,000 for a settlement with one of our vendors.

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

Sources of revenue:

Cloud-based hosted Services. The Company recognizes cloud-based hosted services revenue, mainly from subscription services for its cloud telephony applications that includes hosted IP/PBX services, SIP trunking, call center applications, auto attendant, voice, and web conferencing, call recording, messaging, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and other customized applications. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery services. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

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

Disaggregation of Cloud-based hosted revenues

Summary of disaggregated revenue is as follows (in thousands):

	For the Years ended July 31,
	2021	2020

Cloud software and service revenue	$12,153	$6,212
Product revenue	263	67

Total operating revenues	$12,416	$6,279

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of July 31, 2021 and July 31, 2020, were $17,661 and $5,980, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of July 31, 2021 and July 31, 2020, were $19,984 and $147,748, respectively.

Customer deposits.

The Company in some instances requires customers to make deposits for equipment, installation charges and training. As equipment is installed and training takes places the deposits are then applied to revenue. As of July 31, 2021, and July 31, 2020, Digerati’s customer deposits balance was $0 and $131,507, respectively.

Costs to Obtain a Customer Contract

Sales commissions are paid upon collections of related revenue and are expensed during the same period. Sales commissions for the year ended July 31, 2021 and the year ended July 31, 2020, were $871,561 and $38,976, respectively.

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

Allowance for Doubtful Accounts.

Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2021, and 2020, Digerati’s allowance for doubtful accounts balance was $29,000 and $124,000, respectively.

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

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at July 31, 2021 and determined that there was no impairment.

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

Business combinations.

Each investment in a business is being measured and determined whether the investment should be accounted for as a cost-basis investment, an equity investment, a business combination, or a common control transaction. An investment in which the Company does not have a controlling interest and which the Company is not the primary beneficiary but where the Company has the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, the Company records the assets acquired and liabilities assumed at the management’s estimate of their fair values on the date of the business combination. The assessment of the estimated fair value of each of these can have a material effect on the reported results as intangible assets are amortized over various lives. Furthermore, according to ASC 805-50-30-5, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

Treasury Shares.

As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 25,000,000 treasury shares for consideration for future conversions and exercise of warrants. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of July 31, 2021, we believe that the treasury share reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

Derivative financial instruments.

Digerati does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, Digerati analyzes its convertible instruments and free-standing instruments such as warrants for derivative liability accounting.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date. Any changes in fair value are recorded as non-operating, non-cash income or expense for each reporting period. For derivative notes payable conversion options and warrants Digerati uses the Black-Scholes option-pricing model to value the derivative instruments.

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

Our derivative liabilities as of July 31, 2021 and 2020 of $16,773,000 and $606,000, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical	Significant other observable	Significant unobservable
		liabilities	inputs	inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Convertible promissory notes derivative liability at July 31, 2020	$606,123	-	-	$606,123
Convertible promissory notes derivative liability at July 31, 2021	$16,773,383	-	-	$16,773,383

The fair market value of all derivatives during the year ended July 31, 2021 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	125.60% - 283.01%
Risk-free interest rate	0.05% - 1.65%
Expected term	0.03 - 10.00 years

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

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2019	$927,171
Derivative from new convertible promissory notes recorded as debt discount	814,180
Derivative liability resolved to additional paid in capital due to debt conversion	(872,914)
Derivative gain	(262,314)
Balance at July 31, 2020	$606,123
Derivative from new convertible promissory notes and warrants recorded as debt discount	6,820,108
Derivative liability resolved to additional paid in capital due to debt conversion	(588,097)
Derivative loss	9,935,249
Balance at July 31, 2021	$16,773,383

Income taxes.

Digerati recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Digerati provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Since January 1, 2007, Digerati accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, Digerati recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of July 31, 2021, we have no liability for unrecognized tax benefits.

Stock-based compensation.

In June 2018 FASB adopted the Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This update simplifies the accounting for non-employee share-based payment transactions by expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. The Company adopted the updated standard as of May 1, 2018, adopting this guidance did not have a material effect on its consolidated financial statements. During FY 2021 and 2020, the Company issued 7,858,820 common shares and 21,811,100 common shares, respectively to various employees as part of our profit sharing-plan contribution and stock in lieu of cash. At the time of issuance during FY 2021 and 2020 we recognized stock-based compensation expense of $264,712 and $801,891, respectively equivalent to the market value of the shares issued calculated based on the share’s closing price at the grant dates.

Basic and diluted net income (loss) per share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended July 31, 2021 and 2020, potential dilutive securities including options and warrants were not included in the calculation of diluted net loss per common share. Potential dilutive securities, which are not included in dilutive weighted average shares are as follows:

	7/31/2021	7/31/2020
Options to purchase common stock	9,230,000	5,000,000
Warrants to purchase common stock	109,506,179	2,240,000
Convertible debt	20,506,684	37,304,080
Convertible Series A Preferred stock	750,000	750,000
Convertible Series B Preferred stock	24,936,847	18,238,246
Convertible Series C Preferred stock	30,478,369	-
Total:	195,408,079	63,532,326

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

On May 1, 2018, T3 Communications, Inc. (“T3”), a Nevada Corporation, entered into a Stock Purchase Agreement (’SPA”), whereby in an exchange for $250,000, T3 agreed to sell to the buyers 199,900 shares of common stock equivalent to 19.99% of the issued and outstanding common share of T3 Communications, Inc. The $250,000 of the cash received under this transaction was recognized as an adjustment to the carrying amount of the noncontrolling interest and as an increase in additional paid-in capital in T3. At the option of the Company, and for a period of five years following the date of the SPA, the 199,900 shares of common stock in T3 may be converted into Common Stock of Digerati at a ratio of 3.4 shares of DTGI Common stock for everyone (1) share of T3 at any time after the DTGI Common Stock has a current market price of $1.50 or more per share for 20 consecutive trading days.

For the years ending July 31, 2021 and 2020, the Company accounted for a noncontrolling interest of $332,000 and $47,000, respectively. Additionally, one of the buyers serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

Recently issued accounting pronouncements.

Recent accounting pronouncements, other than below, issued by the Financial Accounting Standards Board (“FASB”) (including its Emerging Issues Task Force), the AICPA and the SEC did not, or are not, believed by management to have a material effect on the Company’s present or future financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with a duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or Operating lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018.  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided additional implementation guidance on the previously issued ASU. Effective August 1, 2019, the Company adopted ASC 842, “Leases” (“ASC 842”) on a modified retrospective basis and recorded $316,411 as right-of-use assets and operating lease liabilities on day 1. Accordingly, information presented for periods prior to FY2019 have not been recast. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing lease upon adoption. In addition, the Company evaluated the network facilities lease agreements and elected to apply ASC 842-10-15-37 to account for the lease and non-lease components together as a single component for this asset class. No impact was recorded to the income statement or beginning retained earnings for Topic 842.

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential on its financial statements.

NOTE 2 – GOING CONCERN

Financial Condition

The Company’s consolidated financial statements for the year ending July 31, 2021, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, the Company has incurred net losses and accumulated a deficit of approximately $105,380,000, a working capital deficit of approximately $24,228,000 and total liabilities of $33,375,000, which includes $16,773,000 in derivative liabilities, which raises substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Management believes that available resources as of July 31, 2021, will not be sufficient to fund the Company’s operations and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2021 certain members of our executive management team have taken a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to adopt best practices from our recent acquisitions and invest in a marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers and channel partners to tap into new sources of revenue streams, we have also secured numerous agent agreements through our recent acquisitions that we anticipate will accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees.

We have been successful in raising debt and equity capital in the past and as described in Notes 10, 11,12, 17 and 18. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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

Digerati’s consolidated financial statements as of July 31, 2021 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at July 31, 2021, and July 31, 2020:

	Gross		Net
	Carrying	Accumulated	Carrying
July 31, 2021	Value	Amortization	Amount

NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(28,672)	11,328
Customer relationships, 7 years	1,480,000	(698,934)	781,066
Customer relationships 7 years	5,310,000	(611,786)	4,698,214
Trademarks, 7 years	2,870,000	(307,500)	2,562,500
Non-compete, 2 & 3 years	291,000	(97,500)	193,500
Marketing & Non-compete, 5 years	800,000	(520,000)	280,000

Total Define-lived Assets	10,941,000	(2,414,392)	8,526,608
Goodwill, Indefinite	3,931,298	-	3,931,298
Balance, July 31, 2021	$14,872,298	$(2,414,392)	$12,457,906

	Gross		Net
	Carrying	Accumulated	Carrying
July 31, 2020	Value	Amortization	Amount

NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(20,672)	19,328
Customer relationships, 7 years	1,480,000	(487,505)	992,495
Marketing & Non-compete, 5 years	800,000	(360,000)	440,000

Total Define-lived Assets	2,470,000	(1,018,177)	1,451,823
Goodwill, Indefinite	810,353	-	810,353
Balance, July 31, 2020	$3,280,353	$(1,018,177)	$2,262,176

Total amortization expense for the year ended July 31, 2021, and 2020 was $1,396,214 and $379,429, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Following is a summary of Digerati’s property and equipment at July 31, 2021 and 2020 (in thousands):

	Useful lives	2021	2020
Telecom equipment & software	1-7 years	$1,345	$1,064
Less: accumulated depreciation		(816)	(633)
Net–property and equipment		$529	$431

The Company uses straight-line depreciation, for the years ended July 31, 2021 and 2020, depreciation totaled approximately $311,000 and $234,000, respectively.

NOTE 5 – INCOME TAXES

Digerati files a consolidated tax return. The current tax year is subject to examination by the Internal Revenue Service and certain state taxing authorities. As of July 31, 2021, Digerati had net operating loss carryforwards of approximately $15,441,777 to reduce future federal income tax liabilities; net loss from 2018 and on will be carryforward indefinitely, the net loss carryforwards prior to 2018 will start to expire in 2021. Under the enacted Tax Cuts and Jobs Act (TCJA), the new effective Corporate flat tax rate is 21% (effective for tax years beginning after December 31, 2017). Income tax benefit (provision) for the years ended July 31, 2021 and 2020 are as follows:

The effective tax rate for Digerati is reconciled to statutory rates as follows:

	2021	2020
Expected Federal benefit (provision), at statutory rate	21.0%	21.0%
Change in valuation allowance	(21.0)%	(21.0)%
	0.0%	0.0%

Deferred tax assets are comprised of the following as of July 31, 2021 and 2020:

	2021	2020
Net operating loss carryover	$3,242,773	$1,713,019
Valuation allowance	(3,242,773)	(1,713,019)
Total deferred tax asset, net	$-	$-

At July 31, 2021, realization of Digerati’s deferred tax assets was not considered likely to be realized. The change in the valuation allowance for 2021 was resulted in an increase of approximately $1,529,754. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in Digerati’s combined financial statements. The current year remains open to examination by the major taxing jurisdictions in which Digerati is subject to tax. The Company files a calendar year return, and the net operating loss was adjusted for the fiscal year ended July 31, 2021.

The federal and state NOLs may be subject to certain limitations under Section 382 of the Internal Revenue Code, which could significantly restrict the Company’s ability to use the NOLs to offset taxable income in subsequent years. During the year ended July 31, 2021 the Company issued 37,214,449 common shares, and under our initial assessment this will likely result in a change of control and the net operation loss (NOL’s) became subject to the separate return limitation year. We will evaluate during the tax year and consider the limitations.

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

During the year ended July 31, 2020, we issued:

●	60,000 options to purchase common shares to an employee with an exercise price of $0.12 per share and a term of 5 years. The options vest equally over a period of three years. At the time of issuance, the options had a fair market value of $7,158.

●	21,811,100 shares of common stock to various employees for services in lieu of cash compensation and as part of the Company’s Non-Standardized profit-sharing plan. The Company recognized stock-based compensation expense of $801,891 equivalent to the fair market value of the shares at issuance.

During the year ended July 31, 2020 we issued the following to non-employee professionals:

●	400,000 shares of common stock with a market value at time of issuance of $15,240. The shares were issued for consulting services.

The fair market value of all options issued was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	317.52%
Risk-free interest rate	1.47%
Expected term	3.0 year

During the year ended July 31, 2021, we issued:

●	7,858,820 shares of common stock to various employees for services in lieu of cash compensation and as part of the Company’s Non-Standardized profit-sharing plan. The Company recognized stock-based compensation expense of $264,712 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	4,230,000 options to purchase common shares to various employees with an exercise price ranging from $0.042 to $0.1475 per share and a term of 5 years. At issuance, 200,000 of the options vested, 400,000 of the options will vest equally over a period of two years, and 3,630,000 of the options will vest equally over a period of three years. At issuance the stock options had a fair market value of $267,343.

The fair market value of all options issued during the year ended July 31, 2021, were determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	197.71% - 198.82%
Risk-free interest rate	0.22% - 0.34%
Expected term	2.0 - 3.0 years.

Digerati recognized approximately $399,500 and $1,112,000 in stock-based compensation expense to employees during the years ended July 31, 2021 and 2020, respectively. Unamortized compensation cost totaled $195,835 and $63,203 at July 31, 2021 and July 31, 2020, respectively.

A summary of the stock options as of July 31, 2021 and July 31, 2020 and the changes during the years ended July 31, 2021 and July 31,2020:

		Weighted-	Weighted-average remaining
		average	contractual
	Options	exercise price	term (years)

Outstanding at July 31, 2019	4,940,000	$0.27	3.65
Granted	60,000	$0.12	4.07
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2020	5,000,000	$0.27	2.66
Granted	4,230,000	$0.05	4.39
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2021	9,230,000	$0.17	2.93
Exercisable at July 31, 2021	6,091,863	$0.23	2.18

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 9,230,000 and 5,000,000 stock options outstanding at July 31, 2021 and July 31, 2020 was $392,891 and $0, respectively.

The aggregate intrinsic value of 6,091,863 and of 4,717,699 stock options exercisable at July 31, 2021 and July 31, 2020 was $91,978 and $0, respectively.

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

During the year ended July 31, 2021, we issued the following warrants.

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

A summary of the warrants as of July 31, 2021 and 2020 and the changes during the years ended July 31, 2021 and 2020 are presented below:

		Weighted-	Weighted-average remaining
		average	contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2019	2,700,000	$0.32	2.19
Granted	50,000	$0.20	2.25
Exercised	-	-	-
Forfeited and cancelled	(210,000)	$0.29	-
Outstanding at July 31, 2020	2,540,000	$0.33	1.61
Granted	107,701,179	$0.01	9.50
Exercised	(330,000)	$0.10	-
Expired	(405,000)	$0.50	-
Outstanding at July 31, 2021	109,506,179	$0.01	9.17
Exercisable at July 31, 2021	82,280,885	$0.01	9.15

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 109,506,179 and 2,540,000 warrants outstanding at July 31, 2021 and July 31, 2020 was $14,795,002 and $6,160, respectively.

The aggregate intrinsic value of 82,280,885 and 2,240,000 warrants exercisable at July 31, 2021 and July 31, 2020 was $11,108,930 and $6,160, respectively.

Warrant expense for the years ended July 31, 2021 and 2020 was $0 and $0, respectively. Unamortized warrant expense totaled $0 and $0 respectively as of July 31, 2021 and July 31, 2020.

During Fiscal 2021, 405,000 warrants expired with an exercise price of $0.50. In addition, during Fiscal 2021, 330,000 warrants were exercised at an exercise price of $0.10.

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

During the years ended July 31, 2021 and July 31, 2020, the Company issued 7,608,820 and 11,509,022 respectively, common shares to various employees as part of the Company’s profit-sharing plan contribution. The Company recognized stock-based compensation expense for July 31, 2021 and July 31, 2020 of $247,287 and $233,633, respectively, equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

NOTE 9 – SIGNIFICANT CUSTOMERS

During the years ended July 31, 2021 and 2020, the Company did not derive a significant amount of revenue from one single customer.

As of the year ended July 31, 2021, the company did not derive a significant accounts receivable from one customer. During the year ended July 31, 2020, the company derived 12% of total accounts receivable from one customer.

NOTE 10 – NOTES PAYABLE NON-CONVERTIBLE

On April 30, 2018, T3 Communications, Inc., a Nevada corporation (“T3”), our majority owned subsidiary, entered into a secured promissory note for $650,000 with an effective annual interest rate of 0% and an initial maturity date of May 14, 2018. The lender subsequentially continued to extend the maturity date on the note. On October 14, 2020, the lender agreed to extend the maturity date until October 31, 2020, the Company continued to pay $3,250 per week in late fees. In conjunction with the note, T3 entered into a Security Agreement, whereby T3 agreed to pledge one third of the outstanding shares of its Florida operations, T3 Communications, Inc. On November 17, 2020, the Company paid the total principal balance outstanding of $700,000. As of July 31, 2021, and July 31, 2020, the outstanding principal balance were $0 and $700,000, respectively.

On April 30, 2018, T3 entered into a credit facility under a secured promissory note of $500,000, interest payment for the first twenty-three months with a balloon payment on the twenty-fourth month and a maturity date of April 30, 2020. The note was collateralized by T3’s accounts receivables. On April 10, 2020, the Company increased the credit facility to $600,000 and the lender agreed to extend the maturity date until April 10, 2022. In addition, the Company agreed to a revised effective annual interest rate of prime plus 5.75%, adjusted quarterly on the first day of each calendar quarter. On November 17, 2020, the Company paid the total principal balance outstanding of $600,000 and $11,115 in accrued interest and fees. As of July 31, 2021, and July 31, 2020, the outstanding principal balance were $0 and $600,000, respectively.

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018.In February 2020, the maturity date was extended until December 31, 2020. In March 2021, the maturity date was extended until July 31, 2021. Subsequentially, the lender agreed to extend the maturity until December 31, 2021. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. The outstanding balance as of July 31, 2021, and July 31, 2020, was $50,000.

On June 14, 2019, the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a 12% minority interest in Itellum Comunicacions Costa Rica, S.R.L. In conjunction with this transaction, we entered into a non-recourse promissory note for $17,500 with an effective annual interest rate of 8% and an initial maturity date of September 14, 2019. On February 15, 2020, the maturity date was extended to July 31, 2020. On August 1, 2020, the lender agreed to extend the maturity date to October 31, 2020. On November 1, 2020, the lender agreed to extend the maturity date to January 31, 2021. On January 31, 2021, the lender agreed to extend the maturity date to April 30, 2021. On May 7, 2021, the Company paid the total principal balance outstanding of $7,500 and $1,136 in accrued interest. The outstanding balance as of July 31, 2021, and July 31, 2020, were $0 and $7,500, respectively.

On February 26, 2020, the Company entered into a secured promissory note for $30,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020. Subsequently, the note holder agreed to extend the maturity date until August 31, 2020. The promissory note was secured by the Company’s receivables. On November 17, 2020, the Company paid the total principal balance outstanding of $30,000 and $2,604 in accrued interest. The outstanding balance as of July 31, 2021, and July 31, 2020, were $0 and $30,000, respectively.

On April 22, 2020, the Company, entered into two unsecured promissory notes (the “Notes”) for $62,500 and $86,000 made to the Company under the Paycheck Protection Program (the “PPP”). In addition, on May 4, 2020, the Company, entered into a third unsecured promissory note (the “Note”) for $213,100 made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The loans to the Company were made through The Bank of San Antonio (the “Lender”). The Notes had an effective annual interest rate of 1% and a maturity date of two years after the issuance date. On April 15, 2021, the SBA informed the Company that the total outstanding balance of $62,500 and accrued interest of $608 were forgiven. As a result, the Company recognized a gain on settlement of debt of $63,108. In addition, on April 15, 2021, the SBA informed the Company that the total outstanding balance of $86,000 and accrued interest of $836 were forgiven. At the time of the forgiveness, the Company recognized a gain on settlement of debt of $86,836. Subsequently, on May 13, 2021, the SBA informed the Company that the total outstanding balance of $213,100 and accrued interest of $2,172 were forgiven. Subsequentially, on May 13, 2021, the Company recognized a gain on settlement of debt of $215,272. As of July 31, 2021, the principal balance on the various notes were $0, $0, and $0, respectively. As of July 31, 2020, the principal balance on the various notes were $62,500, $86,000, and $213,100, respectively.

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

During the year ended July 31, 2021, the Company amortized $2,070,728 of the total debt discount as interest expense for the Term Loan A Note and the Term Loan B Note. The total debt discount outstanding on the notes as of July 31, 2021, was $5,355,322.

The Term Loan A and Delayed Draw Term Notes have maturity dates of November 17, 2024, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan A is non-amortized (interest only payments) through the maturity date and contains an option for the Company to pay interest in kind (PIK) for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three. The principal balance and accrued PIK interest outstanding on the note were $10,500,000 and $382,270, respectively as of July 31, 2021.

Term Loan B has a maturity date of December 31, 2021, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan B is non-amortized (interest only payments) through the maturity date and contains an option for the Company to pay interest in kind (PIK) for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three. The principal balance and accrued PIK interest outstanding on the note were $3,500,000 and $127,423, respectively as of July 31, 2021.

The Credit Agreement contains customary representations, warranties, and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operation of the business and properties of the loan parties as well as financial performance. Below are key covenants requirements, (measured quarterly on June 30, 2021):

1.	Maximum Allowed - Senior Leverage Ratio of 4.44 to 1.00
2.	Minimum Allowed - EBITDA of $814,285
3.	Minimum Allowed - Liquidity of $1,500,000
4.	Maximum Allowed - Capital Expenditures of $94,798
5.	Minimum Allowed - Fixed Charge Coverage Ratio of 1.5 to 1.00

As of July 31, 2021, the Company is complying with the financial covenants mentioned above.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

On May 1, 2018, T3 entered into a secured promissory note for $275,000 with an effective annual interest rate of 8.08% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $26,543 and was recognized as a discount on the promissory note. The company amortized as interest expense during the year ended July 31, 2021, and July 31, 2020, $6,300 and $10,386, respectively. The total unamortized discount as of July 31, 2021, and July 31, 2020, were $0 and $6,300, respectively. The note holder also serves as Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries. During the year ended July 31, 2021, the Company paid the total principal balance outstanding of $152,634. The total principal outstanding as of July 31, 2021, and July 31, 2020, were $0 and $152,634, respectively.

On February 27, 2020, the Company entered into an unsecured promissory note for $70,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020. Subsequently, the note holder agreed to extend the maturity date until August 31, 2020. On August 3, 2020, the promissory note was paid in full. The total principal outstanding as of July 31, 2021, and July 31, 2020, were $0 and $16,298, respectively. The note holder also serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries. In addition, during the year ended July 31, 2021, and July 31, 2020, the Company provided VoIP Hosted and fiber services to a Company owned by note holder for $175,606 and $161,264, respectively.

In November 2020, as a result of the of the acquisition of ActiveServe’s asset (see note 15), the two sellers became related parties as they continued to be involved as consultants to manage the customer relationship, the Company will pay on an annual basis $90,000 to each the consultants. As of July 31, 2021, there’s no balance outstanding under the consulting agreements. In addition, part of the Purchase Price is payable in 8 equal quarterly payments to the sellers. During the year ended July 31, 2021, the Company made two of the quarterly principal payments for a total of $269,709, and a payment of $11,000 towards the Holdback amount, the total principal outstanding on the notes as of July 31, 2021, was $1,134,291.

On November 17, 2020, Digerati’s Board of Directors approved the issuance of the following shares of Series F Super Voting Preferred Stock to officer:

●	Arthur L. Smith - 34 shares of Series F Super Voting Preferred Stock
●	Antonio Estrada - 33 shares of Series F Super Voting Preferred Stock
●	Craig Clement - 33 shares of Series F Super Voting Preferred Stock

NOTE 12 – CONVERTIBLE NOTES PAYABLE

At July 31, 2021, and July 31, 2020, convertible notes payable consisted of the following:
	July 31,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2021	2020

On July 11, 2018, the Company entered into a promissory note for $32,000, annual interest rate of 10% and a maturity date of April 10, 2019. The holder agreed to extend the note multiple times and extended the Maturity date until February 15, 2021. On February 12, 2021, the promissory note was settled under a debt exchange agreement in which the holder received payment in full for the outstanding balance of $32,000 and $3,929.50 in accrued interest. On March 11, 2021, the Company issued a total of 17,965 shares of Series B Preferred Stock for settlement of debt of $16,000 on a promissory note and $1,965 in accrued interest. In addition, the Company issued a total of 598,825 shares of Common Stock for settlement of debt of $16,000 on a promissory note and $1,965 in accrued interest. The total principal balance outstanding as of July 31, 2021 and 2020, were $0, and $32,000, respectively.	$-	$32,000

On October 13, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $330,000, annual interest rate of 8% and a maturity date of October 13, 2021. After payment of transaction-related expenses and closing fees of $32,000, net proceeds to the Company from the Note totaled $298,000. The Company recorded $32,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 1,000,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $45,003 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $134,423 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On April 16, 2021, the Company paid $165,000 of the principal outstanding, $13,381 of the accrued interest and $35,676 in redemption premium. The Company amortized as interest expense during the year ended July 31, 2021, $193,806. The total unamortized discount on the Note as of July 31, 2021, was $17,620. The total principal balance outstanding as of July 31, 2021 was $165,000. (See below variable conversion terms No.1)	165,000	-

On October 15, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $27,500, annual interest rate of 8% and a maturity date of October 15, 2021. The Company recorded $6,075 as a discount to the Note and amortized over the term of the note. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. On January 31, 2021, the holder agreed to roll over to a new consolidated note the principal balance outstanding of $27,500 and $982 of accrued interest. The Company amortized as interest expense $6,075 during the year ended July 31, 2021. The total unamortized discount on the Note as of July 31, 2021, was $0. The total principal balance outstanding as of July 31, 2021 was $0. (See new consolidated note dated January 31, 2021, for $80,235) (See below variable conversion terms No.1)	-	-

On January 27, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of January 27, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $24,368 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $44,368 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.05 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized as interest expense during the year ended July 31, 2021, $34,368. The total unamortized discount on the Note as of July 31, 2021, was $34,368. The total principal balance outstanding as of July 31, 2021was $250,000.	250,000	-

On April 14, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of April 14, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $63,433 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $96,766 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized as interest expense during the year ended July 31, 2021, $53,400. The total unamortized discount on the Note as of July 31, 2021, was $106,799. The total principal balance outstanding as of July 31, 2021, was $250,000.	250,000	-

Total convertible notes payables non-derivative:	$665,000	$32,000

CONVERTIBLE NOTES PAYABLE - DERIVATIVE

On August 30, 2019, the Company entered into variable convertible note for $93,500, bearing interest at a rate of 10% per annum and a maturity date of May 30, 2020. On August 10, 2020, the noteholder agreed to extend the maturity date until October 31, 2020.The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $100,978, of which $85,000 was recorded as debt discount and amortized during the term of the Note, and $15,978 was recorded as day 1 derivative loss. During the year ended July 31, 2021, the Company issued 5,000,000 shares of common stock for the conversion of $80,000 of the principal balance outstanding. The total unamortized discount on the Note as of July 31, 2021, and July 31, 2020, was $0. The Company amortized $0 and $93,500 of debt discount as interest expense during the years ended July 31, 2021 and July 31, 2020, respectively. On January 31, 2021, the holder agreed to roll over to a new consolidated note the principal balance outstanding of $13,500 and $9,300 of accrued interest. The total principal balance outstanding as of July 31, 2021, and July 31, 2020, were $0 and $93,500, respectively. (See new consolidated note dated January 31, 2021, for $80,235) (See below variable conversion terms No.2)	-	93,500

On January 10, 2020, the Company entered into an Assignment Agreement whereby Armada Investment Fund LLC (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $145,297 and $35,750, representing the outstanding principal balance on the Convertible Promissory Notes dated July 11, 2019, and October 18, 2019, respectively, plus accrued interest of $28,953. The new notes were in the aggregate principal amount of $210,000, annual interest rate of 3% and a maturity date of January 10, 2021. On January 22, 2020, the Company entered into an Assignment Agreement whereby BHP Capital NY Inc. (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $146,625, representing the outstanding principal balance on the Convertible Promissory Note dated July 11, 2019, plus accrued interest of $33,375. The new note is in the aggregate principal amount of $180,000, annual interest rate of 3% and a maturity date of January 22, 2021. On January 22, 2020, the Company entered into an Assignment Agreement whereby Jefferson Street Capital LLC (the “Assignor”) assigned to Platinum Point Capital LLC (the “Assignee”) a principal amount of $146,625, representing the outstanding principal balance on the Convertible Promissory Note dated July 11, 2019, plus accrued interest of $33,375. The new note is in the aggregate principal amount of $180,000, annual interest rate of 3% and a maturity date of January 22, 2021. The Company analyzed the notes for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of the assignment, the Company recognized derivative liability for the new convertible notes of $784,565, of which $570,000 was recorded as debt discount and amortized over the term of the notes, and $214,565 was recorded as day 1 derivative loss. During the year ended July 31, 2021, the Company issued 11,371,125 shares of common stock for the conversion of $211,769 of the principal outstanding. In addition, during the year ended July 31, 2021, the Company paid $101,203 of the outstanding principal and $37,797 in accrued interest and fees. The total unamortized discount on the Notes as of July 31, 2021, and July 31, 2020, were $0 and $172,611, respectively. The Company amortized $397,389 and $172,611 of debt discount as interest expense during the year ended July 31, 2020, and the year ended July 31, 2021, respectively. On January 31, 2021, the holder agreed to roll over to a new consolidated note the principal balance outstanding of $27,028 and $1,925 of accrued interest. The total principal balance outstanding as of July 31, 2021, and July 31, 2020, were $0 and $340,000, respectively. (See new consolidated note dated January 31, 2021, for $80,235) (See below variable conversion terms No.2)	-	340,000

On February 13, 2020, the Company entered into a variable convertible note. The note is in the aggregate principal amount of $33,500, annual interest rate of 10% and a maturity date of February 13, 2021. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $42,976, of which $30,000 was recorded as debt discount and amortized during the term of the Note, and $12,976 was recorded as day 1 derivative loss. The total unamortized discount on the Note as of July 31, 2021, and July 31, 2020, were $0 and $15,000, respectively. During the year ended July 31, 2021, the Company issued 1,465,920 shares of common stock for the conversion of $33,500 of the principal outstanding and $3,148 of accrued interest. The total principal balance outstanding as of July 31, 2021, and July 31, 2020, were $0 and $33,500, respectively. The Company amortized $15,000 and $15,000 of debt discount as interest expense during the year ended July 31, 2021, and the year ended July 31, 2020, respectively. (See below variable conversion terms No.2)	-	33,500

On April 28, 2020, the Company entered into a variable convertible note. The note is in the principal amount of $15,000, annual interest rate of 10% and a maturity date of April 28, 2021.The Company analyzed the Note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, at the time of issuance, the Company recognized derivative liability for the convertible note of $26,629, of which $15,000 was recorded as debt discount and will be amortized during the term of the Note, and $11,629 was recorded as day 1 derivative loss. The total unamortized discount on the Note as of July 31, 2021, and July 31, 2020, were $0 and $11,250. During the year ended July 31, 2021, the Company issued 644,040 shares of common stock for the conversion of $15,000 of the principal outstanding and $1,101 of accrued interest. The total principal balance outstanding as of July 31, 2021, and July 31, 2020, were $0 and $15,000, respectively. The Company amortized $11,250 and $3,750 of debt discount as interest expense during the year ended July 31, 2021, and the year ended July 31, 2020, respectively. (See below variable conversion terms No.2)	-	15,000

On July 27, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, annual interest rate of 8% and a maturity date of March 27, 2021. After payment of transaction-related expenses and closing fees of $35,000, net proceeds to the Company from the Note totaled $240,000. The Company recorded these discounts and cost of $35,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $11,626 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.05 (five) cents or (b). 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. The Company recognized $61,678 of derivative liability and directly amortized all associated debt discount of $61,678 as interest expense. The Company amortized $108,304 and $0 of debt discount as interest expense during the year ended July 31, 2021, and the year ended July 31, 2020, respectively. On January 28, 2021, the holder agreed to extend the maturity date until August 1, 2021. In conjunction with the “first amendment”, the Company agreed to add to the outstanding balance $50,000 as consideration for the extension of the maturity date and recognized $50,000 as interest expense. Additionally, on July 31, 2021, the holder agreed to extend the maturity date until January 31, 2022. In conjunction with the “second amendment” and as consideration for the extension of the maturity date, the Company agreed to add to the outstanding balance $30,000 and issued 400,0000 shares of common stock with a fair market value of $58,760. As part of the “second amendment”, the Company recognized $88,760 as interest expense. The total principal balance outstanding as of July 31, 2021, and July 31, 2020, were $355,000 and $275,000, respectively	355,000	275,000

On July 28, 2020, the Company entered into an Assignment Agreement whereby one of the variable noteholders assigned a principal amount of $35,750 and accrued interest and penalties of $17,081. The new variable convertible note is for $52,831, annual interest rate of 10% and a maturity date of July 28, 2021. The Company amortized $49,180 and $0 of debt discount as interest expense during the year ended July 31, 2021, and the year ended July 31, 2020, respectively. The total unamortized discount on the Note as of July 31, 2021, and July 31, 2020, were $0 and $49,180, respectively. During the year ended July 31, 2021, the Company issued 2,195,680 shares of common stock for the conversion of $52,831 of the principal outstanding and $2,061 of accrued interest. The total principal balance outstanding as of July 31, 2021, and July 31, 2020, were $0 and $52,831, respectively. (See below variable conversion terms No.2)	-	52,831

On January 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $80,235, annual interest rate of 8% and a maturity date of February 17, 2022. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $61,819, of which $61,819 was recorded as debt discount and amortized over the term of the note. The total unamortized discount on the Note as of July 31, 2021, and July 31, 2020, were $27,840 and $0, respectively. The Company amortized $33,979 and $0 of debt discount as interest expense during the year ended July 31, 2021, and the year ended July 31, 2020, respectively. The total principal balance outstanding as of July 31, 2021, was $80,235.	80,235	-

On February 17, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $175,000, annual interest rate of 8% and a maturity date of February 17, 2022. After payment of transaction-related expenses and closing fees of $5,000, net proceeds to the Company from the Note totaled $170,000. Additionally, the Company recorded $5,000 as a discount to the Note and amortized over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $346,091, of which $170,000 was recorded as debt discount and amortized over the term of the note, and $176,091 was recorded as day 1 derivative loss. The total unamortized discount on the Note as of July 31, 2021, and July 31, 2020, were $102,083 and $0, respectively. The Company amortized $72,917 and $0 of debt discount as interest expense during the year ended July 31, 2021, and the year ended July 31, 2020, respectively. The total principal balance outstanding as of July 31, 2021, was $175,000.	175,000	-

On April 15, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $113,000, annual interest rate of 8% and a maturity date of January 15, 2022. After payment of transaction-related expenses and closing fees of $13,000, net proceeds to the Company from the Note totaled $100,000. Additionally, the Company recorded $13,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 100,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $14,138 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.15 (fifteen) cents or (b). seventy-five percent (75%) of the lowest traded price in the prior fifteen (15) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”). The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $64,561, of which $42,822 was recorded as debt discount and amortized over the term of the note. The total unamortized discount on the Note as of July 31, 2021, and July 31, 2020, were $50,945 and $0, respectively. The Company amortized $40,754 and $0 of debt discount as interest expense during the year ended July 31, 2021, and the year ended July 31, 2020, respectively. The total principal balance outstanding as of July 31, 2021, was $113,000.	113,000	-

Total convertible notes payable - derivative:	$723,235	$809,831

Total convertible notes payable derivative and non-derivative	1,388,235	841,831

Less: discount on convertible notes payable	(339,654)	(294,667)

Total convertible notes payable, net of discount	1,048,581	547,164

Less: current portion of convertible notes payable	(1,048,581)	(547,164)

Long-term portion of convertible notes payable	$-	$-

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

The total unamortized discount on the convertible notes as of July 31, 2021, and July 31, 2020, were $339,654 and $294,667, respectively. The total principal balance outstanding as of July 31, 2021, and July 31, 2020, were $1,358,235 and $841,831, respectively. During the years ended July 31, 2021, and July 31, 2020, the Company amortized $797,144 and $1,228,000, respectively, of debt discount as interest expense.

The future principal payments for the Company’s convertible debt are as follows:

Year	Amount

2022	$1,388,235
2023	-
2024	-
Total future payments:	$1,388,235

NOTE 13 - EQUIPMENT FINANCING

The Company entered into three financing agreements for equipment purchased. Under the terms of these transactions, assets with a cost of approximately $37,255, $60,408, and $103,509, were financed under three separate financing agreements as of the May 2018, June 2018, and July 2019, respectively. The equipment financing is net of costs associated with the assets such as maintenance, insurance and property taxes are for the account of the Company. The equipment financing agreements are for 36 months, with the first payments starting June 20, 2018, July 20, 2018, and July 12, 2019, respectively and monthly principal and interest payments of $1,176, $1,856, and $3,172, respectively. The interest rate under the financing agreements range from 6.50% to 8.50% per annum. During the years ended July 31, 2021 and 2020, the Company made total principal payments of $62,717 and $65,465, respectively.

The future payments under the equipment financing agreements are as follows:

Year	Amount
2022	38,070

Total future payments:	$38,070

Less: amounts representing interest	1,292

Present value of net minimum equipment financing payments	$36,778

Less current maturities	36,778

Long-term equipment financing obligation	$-

Lease cost:
Amortization of ROU assets	$62,717
Interest on lease liabilities	4,343

Cash paid for amounts included in the measurement of lease liabilities:
Operating cashflow from equipment financing:	$4,343
Financing cashflow from equipment financing:	62,717

Weighted-average remaining lease term - equipment financing:	1.00 years

Weighted-average discount rate:	6.51%

NOTE 14 - LEASES

Digerati leases its corporate facilities, sales office and network facilities in Texas and Florida. The annual rent expense under the operating leases were $379,556 and $160,574, for 2021 and 2020, respectively. Below is a list of our primary operating leases:

Location	Annual Rent	Lease Expiration Date	Business Use	Approx. Sq. Ft.

825 W. Bitters, Suite 104, San Antonio, TX 78216	$26,529	Jul-22	Executive offices	1,546
1610 Royal Palm Avenue, Suite 300, Fort Myers, FL 33901	$82,102	Dec-25	Office space and network facilities	6,800
2121 Ponce de Leon Blvd., Suite 200, Coral Gables FL 33134	$164,475	Jul-22	Office space & wireless internet network	4,623
7218 McNeil Dr., FL-1, Austin, TX 78729	$21,000	Mar-24	Network facilities	25
6606 Lyndon B. Johnson, Fwy., FL1, Suite 125, Dallas, TX 75240	$14,200	May-22	Network facilities	25
9701 S. John Young Parkway, Orlando, FL 32819	$30,528	May-23	Network facilities	540
50 NE 9th St, Miami, FL 3313	$49,560	May-23	Network facilities	25
350 NW 215 St., Miami Gardens, FL 33169	$23,403	May-22	Wireless internet network	100
8333 NW 53rd St, Doral, FL 33166	$13,612	Jul-25	Wireless internet network	100
100 SE 2nd Street, Miami, FL 33131	$36,024	Jan-24	Wireless internet network	100
9055 SW 73rd Ct, Miami, FL 33156	$8,674	Dec-23	Wireless internet network	100
9517 Fontainebleau Blvd., Miami, FL 33172	$11,860	Aug-24	Wireless internet network	100

Beginning August 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments, including annual rent increases, over the lease term at commencement date. The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning August 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases. Operating leases in effect prior to August 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of August 1, 2019. Because none of our leases included an implicit rate of return, we used our incremental secured borrowing rate based on lease term information available as of the adoption date or lease commencement date in determining the present value of lease payments. The incremental borrowing rate on the leases is 5.0%.

The leased properties have a remaining lease term of sixteen to forty-six months as of August 1, 2019. At the option of the Company, it can elect to extend the term of the leases.

The Company has not entered into any sale and leaseback transactions during the year ended July 31, 2021.

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

In November 2020, as part of the acquisition of Nexogy, Inc., the Company assumed an office lease in Coral Gable Florida, two network facilities and five wireless internet network leases. These leases are identified in the table above. The leases’ expiration dates range from May 2022 to July 2025, and at the option of the Company, the leases can be extended for various periods ranging from one to five years, with a base rent at the prevailing market rate at the time of the renewal.

Information related to our operating leases is as follows:

ROU Asset	July 31, 2020	$176,097
Amortization		$(327,864)
Addition - Asset		$1,086,027
ROU Asset	July 31, 2021	$934,260

Lease Liability	July 31, 2020	$176,097
Amortization		$(327,864)
Addition - Liability		$1,086,027
Lease Liability	July 31, 2021	$934,260

Lease Liability	Short term	$503,443
Lease Liability	Long term	$430,817
Lease Liability	Total:	$934,260

Operating lease cost:		$379,556

Cash paid for amounts included in the measurement of lease labilities

Operating cashflow from operating leases:		$379,556

Weighted-average remain lease term-operating lease:		2.9 years

Weighted-average discount rate		5.0%

The future minimum lease payment under the operating leases are as follows:

Lease
12 Months ending July 31,	Payments
2022	$481,967
2023	242,181
2024	142,912
2025	101,512
2026	35,896

Total:	$1,004,468

NOTE 15 – BUSINESS ACQUISITIONS

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

The total purchase price for Nexogy and ActivePBX were $9,452,000 and $2,555,000, respectively. The acquisitions were accounted for under the purchase method of accounting, with Digerati identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by Digerati was allocated to customer contracts acquired and intangible assets based on their estimated fair values as of November 17, 2020. Allocation of the purchase price is based on the final assessment by management.

The following information summarizes the allocation of the fair values assigned to the assets at the purchase date.

	Nexogy	ActivePBX	Total
		(in thousands)

Cash	$358	$-	$358
Accounts receivables	278	78	356
Intangible Assets and Goodwill	9,036	2,555	11,591
Property and equipment, net	-	-	-
Other Assets	48	2	50
Right-to-use Asset	646	-	646

Total identifiable assets	$10,366	$2,635	$13,001

Less: Liabilities assumed	(268)	(80)	(348)
Less: Operating lease liability	(646)	-	(646)

Total Purchase price	$9,452	$2,555	$12,007

The following table summarizes the estimated cost of intangible assets related to the acquisition:

				Useful life
	Nexogy	ActivePBX	Total	(years)
		(in thousands)

Customer Relationships	$3,700	$1,610	$5,310	7
Trade Names & Trademarks	2,600	270	2,870	7
Non-compete Agreement	200	90	290	2-3
Goodwill	2,536	585	3,121	N/A

	$9,036	$2,555	$11,591

The Company incurred approximately $460,000 in costs associated with the acquisitions. These included legal, regulatory, and accounting. The Company incurred and expensed these costs of $158,000 and $302,000, during the year ended July 31, 2020, and year ended July 31, 2021, respectively.

Pro-forma

The following schedule contains unaudited proforma consolidated results of operations for both acquisitions for the Years ended July 31, 2021, and 2020 as if the acquisition occurred on August 1, 2019. The unaudited pro-forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on August 1, 2019, or of results that may occur in the future.

	Year ended July 31,
	2021		2020
	Reported	Pro-forma	Reported	Pro-forma
Revenue	$12,416	$14,914	$6,279	$14,575
Income (loss) from operations	(2,398)	(1,881)	(2,112)	(2,085)
Net income (loss)	$(17,015)	$(16,570)	$(3,424)	$(3,573)
Earnings (loss) per common share-Basic and Diluted	$(0.13)	$(0.13)	$(0.06)	$(0.07)

NOTE 16 –PREFERRED STOCK

CONVERTIBLE SERIES A PREFERRED STOCK

In March 2019, the Company’s Board of Directors designated and authorized the issuance up to 1,500,000 shares of the Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”) and are entitled to a dividend at an annual rate of eight percent (8%) per share. The Company had 225,000 shares of Series A Preferred Stock outstanding as of July 31, 2021 and 2020. During the years ended July 31, 2021 and 2020, the Company declared a dividend of $20,000, and $19,000, respectively.

The “Conversion Price” at which shares of Common Stock shall be issuable upon conversion of any shares of Series A Preferred Stock shall initially be the greater of (i) $0.30 per share, (ii) a 30% discount to the offering price of the Common Stock (or Common Stock equivalent) in a $10 million or greater equity financing that closes concurrently with an up-listing of the Company Common Stock on the NYSE American or Nasdaq, in the event of such up-listing, and (iii) a 30% discount to the average closing price per share of the Common Stock for the 5 consecutive trading days commencing upon the date the Common Stock is up-listed on either the NYSE American or Nasdaq in which there is no concurrent $10 million equity financing.

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

The Company had 425,442 and 407,477 shares of Convertible Series B Preferred Stock outstanding as of July 31, 2021 and July 31, 2020, respectively. No dividends are payable on the Convertible Series B Preferred Stock.

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

On February 25, 2021, Digerati’s Board of Directors approved the issuance of the following shares of Series C Convertible Preferred Stock to officers:

●	Arthur L. Smith – 28,928 shares of Series C Convertible Preferred Stock
●	Antonio Estrada – 19,399 shares of Series C Convertible Preferred Stock
●	Craig Clement – 7,073 shares of Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock were issued for accrued compensation to the management team of $554,000.

The Company had 55,400 and 0 shares of Convertible Series C Preferred Stock outstanding as of July 31, 2021 and July 31, 2020, respectively. No dividends are payable on the Convertible Series C Preferred Stock.

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

On November 17, 2020, Digerati’s Board of Directors approved the issuance of the following shares of Series F Super Voting Preferred Stock to officers:

●	Arthur L. Smith - 34 shares of Series F Super Voting Preferred Stock

●	Antonio Estrada - 33 shares of Series F Super Voting Preferred Stock

●	Craig Clement - 33 shares of Series F Super Voting Preferred Stock

The Company had 100 and 0 shares of the Series F Super Voting Preferred Stock outstanding as of July 31, 2021 and July 31, 2020, respectively. No dividends are payable on the Series F Super Voting Preferred Stock.

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

Conversion. No conversion rights apply to the Series F Preferred Stock.

NOTE 17 – EQUITY

During the year ended July 31, 2021 and July 31, 2020, we issued 21,275,629 and 49,718,880 shares of common stock for debt conversion and settlement of $428,375 and $808,573, respectively.

During the year ended July 31, 2021 and July 31, 2020, we issued 4,250,000 and 400,000 shares of common stock for professional services with a fair market value of $222,950 and $15,240, respectively.

During the year ended July 31, 2021, we issued 1,000,000 shares of common stock for settlement of accounts payable with a fair market value of $60,500.

During the year ended July 31, 2021 and July 31, 2020, we issued 7,858,820 and 21,811,100, shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution and shares issued in lieu of cash compensation with a fair market value of $264,712 and $801,891, respectively.

During the year ended July 31, 2021 and July 31, 2020, we issued 2,100,000 and 500,000 shares in conjunction with various promissory notes with a fair market value of $146,942 and $11,626, respectively.

During the year ended July 31, 2021 and July 31, 2020, we issued 400,000 and 780,000 shares in conjunction with various extension agreements for promissory notes with a fair market value of $58,760 and $50,890, respectively.

During the year ended July 31, 2021, we received $33,000 in proceeds from the exercise of 330,000 warrants, with an exercise price of $0.10 per warrant, as a result we issued 330,000 shares of common stock.

During the year ended July 31, 2021, we issued 4,230,000 options to purchase common shares to various employees with an exercise price ranging from $0.042 to $0.1475 per share and a term of 5 years. At issuance, 200,000 of the options vested, 400,000 of the options will vest equally over a period of two years, and 3,630,000 of the options will vest equally over a period of three years. At issuance the stock options had a fair market value of $267,343.

During the year ended July 31, 2021, we issued 55,400 shares of the Series C Convertible Preferred Stock to various members of the Management team. The Series C Convertible Preferred Stock were issued for settlement of accrued compensation to the management team of $554,010. There was no gain or loss recorded on the transaction.

During the year ended July 31, 2021 and July 31, 2020, we issued 17,965 and 407,477 shares of Series B Preferred Stock for payment of debt of $17,965 and $407,477, respectively.

During the year ended July 31, 2020, the Company issued 392,912 shares of common stock for payment of $18,783 in accrued interest on debt.

During the year ended July 31, 2020, we received proceeds of $98,966, net of administration fee of $5,000 from the issuance of 3,893,625 shares.

During the year ended July 31, 2020, we issued 86,667 shares of common stock in conjunction with the conversion of 25,000 shares of the Series A Convertible Preferred stock and $1,189 in accrued dividends.

During the year ended July 31, 2020, the Company received $25,000 in professional services and issued 25,000 shares of Series A Convertible Preferred Stock at a conversion price of $0.30 per share and warrants to purchase an additional 50,000 shares of its common stock at an exercise price of $0.20 per share.

NOTE 18 – SUBSEQUENT EVENTS

Promissory Notes & Equity Issuance

On August 31, 2021, the Company entered into a $75,000 promissory note, with a maturity date of August 31, 2022, and annual interest rate of 8%. In conjunction with the promissory note, we issued 150,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $13,635 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

On September 29, 2021, the Company entered into a $75,000 promissory note, with a maturity date of September 29, 2022, and annual interest rate of 8%. In conjunction with the promissory note, we issued 150,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $10,788 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

Promissory Note Extension

On September 6, 2021, the holder of a promissory note for $50,000, originally secured on October 22, 2018 and a maturity date of July 31, 2021, agreed to extend the maturity date until December 31, 2021, all other terms remained the same.

Lawsuit Settlement

On September 21, 2021, T3 Communications, Inc.(“T3”), a subsidiary of the Company, entered into a settlement agreement with Carolina Financial Securities, LLC (“CFS”). Under the settlement agreement the parties agreed to resolve all issues and claims related to the lawsuit. Pursuant to the settlement agreement, T3 agreed to pay CFS a total of $300,000, payable as follows: $100,000 by October 15, 2021, and $200,000 payable in 15 monthly installments of $13,333.33 beginning November 15, 2021. As of July 31, 2021, the Company accounted for the settlement amount in accrued expenses. Subsequently, on October 15, 2021, the Company submitted a payment of $100,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2021.

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

As of July 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were not effective based on the COSO criteria. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our internal statements as of July 31, 2021.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of July 31, 2021.

Name	Age	Position Held	Held Office Since
Arthur L. Smith	56	President, Chief Executive Officer & Director	2003
Craig K. Clement	63	Executive Chairman of the Board	2014
Maxwell A. Polinsky	63	Director	2014
Antonio Estrada Jr.	46	Chief Financial Officer	2007

Arthur L. Smith (56) is our Chief Executive Officer, President, and Director. Mr. Smith has over 25 years of specialized experience in the telecommunications, technology, and oil and gas industries.  As the founder of Digerati, formerly known as ATSI Communications, Inc. (“ATSI”), he led the Company’s start-up operation focused on the USA – Mexico telecommunications corridor to over US$65 million in annual revenue and a listing on the American Stock Exchange that resulted in a market value of over US$450 million. Between 1999 and 2009, ATSI was a three-time recipient of Deloitte and Touche’s Fast 500 Award for recognition as one of the 500 fastest growing technology companies in North America.  As CEO of ATSI, Mr. Smith also co-founded the Company’s highly successful Internet software subsidiary, GlobalSCAPE, Inc., in 1996. As Chairman of the Board of GlobalSCAPE, he led the Company’s strategic and business development efforts from inception through its growth strategy that resulted in a listing on a public stock exchange and the subsequent sale of ATSI’s ownership to private investors in June 2002.  Mr. Smith is currently President and CEO of the Company’s cloud communications subsidiary, T3 Communications, Inc. (a Nevada corporation).

Craig K. Clement (63) is the Executive Chairman of Digerati Technologies. Craig has over thirty-five years of executive and director experience with Technology (telecom, Internet software) and Oil Exploration and Production (E&P) entities where he has been responsible for asset management, acquisitions and divestitures, strategic and tactical planning, financial operations, corporate finance, legal, transaction structuring, business development, and investor relations. He assisted in the growth of a San Antonio-based telecom provider from 10 employees to 500, achieving a public market valuation of US$500 million. Craig was the founding CEO of GlobalSCAPE, Inc., and was the former COO of XPEL, Inc. Craig was also the former Chairman of the South Texas Regional Center for Innovation and Commercialization, which screened and supported entrepreneurs through the Texas Emerging Technology Fund managed by the Texas Governor’s office, which invested more than $350 million in Texas-based technology start-ups.

Maxwell A. Polinsky (63) is a Director. Mr. Polinsky is currently the President, CFO and a Director of Winston Gold Corp, a Canadian-based mineral exploration company that is traded on the CSE Exchange, and a principal in Venbanc Investment and Management Group Inc., an investment and merchant bank he co-founded in 1994. From 2009 to 2011, Mr. Polinsky was the Chief Financial Officer and a director of RX Exploration Inc., a company that successfully re opened the previous old historic Drumlummon gold mine in Montana. Mr. Polinsky also served as a director of Nerium Biotechnology from 2006 to 2010, XPEL, Inc. from 2003 to 2009, and Nighthawk Systems from 2001 to 2007 and Cougar Minerals from 2012 to 2014. Mr. Polinsky holds a Bachelor of Commerce degree from the University of Manitoba.

Antonio Estrada Jr. (46) is our Chief Financial Officer and Treasurer. Mr. Estrada is a seasoned financial executive with over 20 years of experience in the telecommunications and oil and gas industries. Mr. Estrada’s vast experience includes financial reporting and modeling, strategic planning, grant writing, and cash management. Mr. Estrada served as the Sr. VP of Finance and Corporate Controller of Digerati, formerly known as ATSI Communications, Inc., from 2008 to 2013. From 1999 to 2008, Mr. Estrada served in various roles within ATSI, including International Accounting Manager, Treasurer, Internal Auditor, and Controller. Mr. Estrada graduated from the University of Texas at San Antonio, with a Bachelor of Business Administration, with a concentration in Accounting.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities we issued. Each such person is required to provide us with copies of the reports filed. Based on a review of the copies of such forms furnished to us and other information we believe that none of our officers, Directors, or owners of 10% of any class of our securities failed to report transactions in our securities or reported transactions in our securities late, with the following exceptions.

Due to an administrative oversight, the following equity awards were not reported on Form 4 filings during the fiscal year ended July 31, 2021, (i) Mr. Smith, Mr. Estrada, and Mr. Clement each did not file a report covering the issuances of common stock to each in October 2019, January 2020, February 2020, August 2020, November 2020, and February 2021.

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

Audit Committee and Audit Committee Financial Expert

We do not have an audit or other committee of our Board of Directors that performs equivalent functions. Our Board of Directors performs all functions of the audit committee. Mr. Maxwell A. Polinsky served as the Audit Committee Financial Expert during the year ended July 31, 2021.

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

(2) Stipend. Employee shall receive a 2% stipend on revenue from acquisition transactions approved by the Board of Directors and closed by the Company. Acquisition revenue will be calculated based on the trailing twelve months (TIM) revenue of the company or assets (stock or asset purchase) acquired by the Company. The stipend for acquisitions will be capped at 200% of the annual base salary for the employee. The Employee may elect to receive common stock in the Company in lieu of a cash payment for the acquisition stipend or apply the stipend towards the exercise of vested stock options in a cashless transaction. The stipend shall be considered fully earned at the closing of each acquisition and paid within 10 business days from such event. For acquisition transactions closed prior to the signing of this Agreement, the stipend shall be paid within 6 months of the signing of this Agreement or under terms mutually agreed upon between Employee and Employer. The stipend for acquisitions is subject to review and approval by the Board of Directors of the Company on an annual basis commencing August 1, 2019. During the year ended July 31, 2021, the Board of Directors approved the pay-out of a stipend of $164,618 related to the acquisitions in November 2020. In addition, the Board of Directors approved the payout of a $60,000 performance bonus.

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

(2) Stipend. Employee shall receive a 1% stipend on revenue from acquisition transactions approved by the Board of Directors and closed by the Company. Acquisition revenue will be calculated based on the trailing twelve months (TTM) revenue of the company or assets (stock or asset purchase) acquired by the Company. The stipend for acquisitions will be capped at 200% of the annual base salary for the employee. The Employee may elect to receive common stock in the Company in lieu of a cash payment for the acquisition stipend or apply the stipend towards the exercise of vested stock options in a cashless transaction. The stipend shall be considered fully earned at the closing of each acquisition and paid within 10 business days from such event. For acquisition transactions closed prior to the signing of this Agreement, the stipend shall be paid within 6 months of the signing of this Agreement or under terms mutually agreed upon between Employee and Employer. The stipend for acquisitions is subject to review and approval by the Board of Directors of the Company on an annual basis commencing August 1, 2019. During the year ended July 31, 2021, the Board of Directors approved the pay-out of a stipend of $82,309 related to the acquisitions in November 2020. In addition, the Board of Directors approved the payout of a $60,000 performance bonus.

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

Long-term Incentive Awards. We award long-term incentive compensation to focus our executives on our long-term growth and stockholder return, as well as to encourage our executives to remain with us for the long-term. Long-term incentive awards are primarily in the form of grants of stock options and/or stock award pursuant to our 2015 Equity Compensation Plan (the “Plan”). We selected this form because of the favorable accounting and tax treatment and the expectation of key employees in our industry that they would receive stock options and/or stock grants. We do not have pre-established target award amounts for long-term incentive grants. In determining long-term incentive awards for the Named Executive Officers, our Board of Directors relies on recommendations from our Chief Executive Officer, who considers the individual performance of the executives, the relation of the award to base salary and annual incentive compensation and associated accounting expense. The terms of and amount of awards are made by our Board of Directors in accordance with the Stock Option Plan.

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (3)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)

Arthur L. Smith President,	2021	$171,151	$60,000	$345,317	$51,922	$-0-	$628,390
Chief Executive Officer & Director	2020	$133,866	$-0-	$284,000	$-0-	$-0-	$417,866
Antonio Estrada	2021	$156,185	$60,000	$250,025	$46,153	$-0-	$512,363
Jr. Chief Financial Officer	2020	$118,866	$-0-	$238,000	$-0-	$-0-	$356,866
Craig K. Clement	2021	$164,485	$-0-	$126,767	$-0-	$-0-	$291,252
Chairman of the Board	2020	$132,000	$-0-	$214,000	$-0-	$-0-	$346,000

(1)	During the year ended July 31, 2021 and 2020, Digerati issued common shares as part of the Company’s profit-sharing plan contribution. In addition, during the year ended July 31, 2021, Digerati issued Convertible Preferred Series C Shares in lieu of cash compensation to Mr. Smith and Mr. Estrada with a value of $164,618 and $82,309, respectively, as a stipend for completing the acquisitions in November 2020. During the year ended July 31, 2020, Digerati issued common stock in lieu of cash compensation to its Executive Officers.

(2)	During the year ended July 31, 2021, Digerati issued 1,700,000 options to its Executive Officers to acquire common shares at an exercise price of $0.062 and a fair value at the time issuance of $98,075. The options vest ratably on a monthly basis through November 17, 2023. During the year ended July 31, 2020, Digerati did not issue any options to its Executive Officers.

(3)	During the year ended July 31, 2021, the Board of Directors approved the pay-out of a stipend of $60,000 each to Mr. Smith and Mr. Estrada.

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

OUTSTANDING EQUITY AWARDS AS OF JULY 31, 2021

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (3)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Arthur L. Smith	900,000	700,000	$0.042	11/17/2025	-	-
	300,000	-	$0.240	11/21/2021	-	-
	300,000	-	$0.350	12/01/2022	-	-
	585,000	-	$0.190	02/14/2024	450,000	$85,500

Antonio Estrada Jr.	800,000	622,222	$0.042	11/17/2025	-	-
	300,000	-	$0.240	11/21/2021	-	-
	300,000	-	$0.350	12/01/2022	-	-
	520,000	-	$0.190	02/14/2024	350,000	$66,500

Craig K. Clement	300,000	-	$0.240	11/21/2021	-	-
	300,000	-	$0.350	12/01/2022	-	-
	620,000	-	$0.190	02/14/2024	550,000	$104,500

(1)	During the year ended July 31, 2021, Digerati issued 1,700,000 options to its Executive Officers to acquire common shares at an exercise price of $0.042 and a fair value at the time issuance of $98,075. The options vest ratably on a monthly basis through November 17, 2023. During the year ended July 31, 2020, Digerati did not issue any options to its Executive Officers. During the year ended July 31, 2019, Digerati issued 1,725,000 options to its Executive Officers to acquire common shares at an exercise price of $0.19 and a fair value at the time issuance of $217,263. The options vest ratably on a monthly basis through February 14, 2020. During the year ended July 31, 2018, Digerati issued 900,000 options to its Officers to acquire common shares at an exercise price of $0.35 and a fair value at the time issuance of $192,000. The options vested ratably on a monthly basis through December 1, 2018. During the year ended July 31, 2017, Digerati issued 900,000 options to its Officers to acquire common shares at an exercise price of $0.24 and a fair value at the time issuance of $169,000. The options vested ratably on a monthly basis through November 21, 2017.

(2)	During the years ended July 31, 2021 and July 31, 2020, Digerati did not issue any Stock Grants to its Executive Officers. During the year ended July 31, 2019, Digerati issued a Stock Grant of 1,350,000 shares of common stock to the Executive Officers, with a market value at time of issuance of $256,500, the Stock Grant will vest upon the earlier of the Company achieving $15 million in annualized revenue or listing on a primary stock exchange (e.g. NASDAQ or NYSE American) and will be subject to adjustment for any forward or reverse split of the Company’s stock.

(3)	As noted in Note 1, during the year ended July 31, 2021, Digerati issued 1,700,000 options to its Executive Officers to acquire common shares at an exercise price of $0.042 and a fair value at the time issuance of $98,075. As of July 31, 2021, there were 1,322,222 of unexercisable options, as the options vest ratably on a monthly basis through November 17, 2023.

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

The following sets forth information as of October 15, 2021, regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officers as a group.

The number of shares of our common stock and our Series F Super Voting Preferred Stock beneficially owned by each person and entity identified below is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person or entity has sole or shared voting power or dispositive power and also any shares over which the individual or entity has the right to acquire sole or shared voting or dispositive power within 60 days after the Record Date, including through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person and entity identified below has sole voting and dispositive power (or, in the case of individuals, shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name of Beneficial Owner	Common Shares Owned Votes	Vested Warrants and Options (1)	Total Beneficial Ownership	% Of Class (2)	Held via Warrant (3)	Shares of Series F Super Voting Preferred Stock (4)	Votes from Series F Super Voting Preferred Stock (4)	Total Votes (5)	% Of Total Votes

5% HOLDERS
Post Road Special Opportunity Fund II LP	-	-	-	-	30,190,962	-	-	-	0.00%

Post Road Special Opportunity Fund II Offshore LP	-	-	-	-	15,761,796	-	-	-	0.00%

INDIVIDUAL OFFICERS
AND DIRECTORS
Arthur L. Smith	11,453,804	1,460,000	12,913,804	9.20%	-	34	47,544,934	58,998,738	21.17%
President, Chief Executive Officer Director

Antonio Estrada Jr.	10,087,936	1,364,444	11,452,381	8.17%	-	33	46,146,553	56,234,489	20.18%
Chief Financial Officer

Craig k. Clement	9,735,794	1,220,000	10,955,794	7.82%	-	33	46,146,553	55,882,347	20.05%
Chairman of the Board

Maxwell A. Polinsky Director	81,594	616,666	698,260	*	-	-	-	81,594	*

ALL OFFICERS, DIRECTORS AND
BENEFICIAL OWNERS AS A GROUP	31,359,128	4,661,111	36,020,239	25.20%	-	100	139,838,039	171,197,168	61.40%

*	Less than 1%

(1)	Based on 4,661,111 vested stock options as of the Record Date for all officers, directors, and beneficial owners.

(2)	Based on 138,838,039 shares of Common Stock outstanding as of October 15, 2021 and 4,661,111 vested stock options as of October 15, 2021 for all officers, directors, and beneficial owners.

(3)	Represents twenty-five percent (25%) of the Company’s shares that are currently outstanding including the shares issuable to Post Road Special Opportunity Fund II LP (the “PRG Fund”) and Post Road Special Opportunity Fund II Offshore LP (the “PRF Offshore Fund”) pursuant to the exercise of the warrant first issued to the PRG Fund on November 17, 2020. The 107,701,179 warrant shares that PRG Fund reported it owned in the Schedule 13D it filed on November 27, 2020 (as amended on March 17, 2021 to reflect a transfer of 24.32% of the warrant to the PRF Offshore Fund as a result of which a new warrant was issued (the “New Warrant”) for the other 75.68% of the original warrant and as amended on July 13, 2021 to reflect a transfer of 13.19% of the New Warrant to the PRF Offshore Fund. The PRG Fund owns a warrant for 65.7% of the original amount and the PRF Offshore Fund owns a warrant for 34.3% of the original amount) represents twenty-five percent (25%) of the total shares of Common Stock, calculated on a fully diluted basis, which assumes future share issuances that are not certain or not yet contractually obligated to be issued. In addition, twenty-five percent (25%) of the 107,701,179 warrant shares are not yet vested and subject to forfeiture if the Company achieves certain performance targets which, if achieved, would result in the warrant being exercisable into twenty percent (20%) of the Common Stock, calculated on a fully-diluted basis as described above. If the minority stockholders of T3 Nevada convert their T3 Nevada shares into shares of the Common Stock, the number of shares into which the warrant may be exercised would also be decreased such that, if the Company also achieves certain performance targets, the warrant would be exercisable into fifteen percent (15%) of the Common Stock, calculated on a fully-diluted basis as described above. T3 Nevada’s minority stockholders have an obligation to (and may not otherwise) convert their T3 Nevada shares into shares of the Common Stock upon being asked to do so by the Company at any time after our Common Stock has a current market price of $1.50 or more per share for 20 consecutive trading days.

(4)	Holder of the Series F Preferred Stock shall be entitled to vote on all matters subject to a vote or written consent of the holders of the Corporation’s Common Stock, and on all such matters, the shares of Series F Preferred Stock shall be entitled to that number of votes equal to the number of votes that all issued and outstanding shares of Common Stock and all other securities of the Corporation are entitled to, as of any such date of determination, on a fully diluted basis, plus one million (1,000,000) votes.

(5)	Total Votes excludes 4,661,111 vested stock options as of October 15, 2021 for all officers, directors, and beneficial owners.

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

On May 1, 2018, T3 entered into a secured promissory note for $275,000 with an effective annual interest rate of 8.08% with an interest and principal payment of $6,000 per month and shall continue perpetuity until the entire principal amount is paid in full. The promissory note is guaranteed to the lender by 15% of the stock owned by T3 in its Florida operations, T3 Communications, Inc., the secured interest will continue until the principal balance is paid in full. In conjunction with the promissory note, the Company issued 3-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. Under a Black-Scholes valuation the relative fair market value of the warrants at time of issuance was approximately $26,543 and was recognized as a discount on the promissory note. The company amortized as interest expense during the year ended July 31, 2021, and July 31, 2020, $6,300 and $10,386, respectively. The total unamortized discount as of July 31, 2021, and July 31, 2020, were $0 and $6,300, respectively. The note holder also serves as Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries. During the year ended July 31, 2021, the Company paid the total principal balance outstanding of $152,634. The total principal outstanding as of July 31, 2021, and July 31, 2020, were $0 and $152,634, respectively.

On February 27, 2020, the Company entered into an unsecured promissory note for $70,000 with an effective annual interest rate of 12% and a maturity date of May 1, 2020. Subsequently, the note holder agreed to extend the maturity date until August 31, 2020. In addition, the Company agreed to pay the lender in services provided by the Company, and any unpaid principal and accrued interest will be paid in cash. On August 3, 2020, the promissory note was paid in full. The total principal outstanding as of July 31, 2021, and July 31, 2020, were $0 and $16,298, respectively. The note holder also serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries. In addition, during the year ended July 31, 2021, and July 31, 2020, the Company provided VoIP Hosted and fiber services to a Company owned by note holder for $175,606 and $161,264, respectively.

In November 2020, as a result of the of the acquisition of ActiveServe’s asset (see note 11), the two sellers became related parties as they continued to be involved as consultants to manage the customer relationship, the Company will pay on an annual basis $90,000 to each the consultants. As of July 31, 2021, there’s no balance outstanding under the consulting agreements. In addition, part of the Purchase Price is payable in 8 equal quarterly payments to the sellers. During the year ended July 31, 2021, the Company made two of the quarterly principal payments for a total of $269,709, and a payment of $11,000 towards the Holdback amount, the total principal outstanding on the notes as of July 31, 2021, was $1,134,291.

On November 17, 2020, Digerati’s Board of Directors approved the issuance of the following shares of Series F Super Voting Preferred Stock to officers:

●	Arthur L. Smith - 34 shares of Series F Super Voting Preferred Stock

●	Antonio Estrada - 33 shares of Series F Super Voting Preferred Stock

●	Craig Clement - 33 shares of Series F Super Voting Preferred Stock

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid to MaloneBailey, LLP during 2021 and 2020 for audit services rendered in connection with the audits and reviews of our consolidated financial statements.

Description of Fees	2021	2020

Audit Fees	$203,500	$74,000
Audit-Related Fees	145,440	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are exhibits to this report.

Number	Description
2.1	Agreement and Plan of Merger by and among T3 Nevada, Nexogy Acquisition, Inc., Nexogy, Inc. and Juan Carlos Canto as Shareholder Representative, dated September 20, 2019, as amended. (filed as Exhibit 2.1 to Form 8-K filed with the SEC on November 23, 2020).
3.1	Second Amended and Restated Articles of Incorporation. (filed as Exhibit 3.1 to Form 8-K filed on April 29, 2021)
3.2	Second Amended and Restated Bylaws, effective as of January 13, 2015 (filed as Exhibit 3.1 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
3.3	Certificate of Designation of Series A Convertible Preferred Stock (filed as Exhibit 3.4 to Form 10K filed on October 29, 2020 (File No. 001-15687)).
3.4	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.5 to Form 10K filed on October 29, 2020 (File No. 001-15687)).
3.5	Certificate of Designation of Series C Convertible Preferred Stock (filed as Exhibit 3.6 to Form 10K filed on October 29, 2020 (File No. 001-15687)).
3.6	Certificate of Designation of Series F Super Voting Preferred Stock (filed as Exhibit 3.7 to Form 10K filed on October 29, 2020 (File No. 001-15687)).
4.1*	Convertible Promissory Note for $75,000 with Tysadco Partners, LLC dated August 31, 2021.
4.2*	Convertible Promissory Note for $75,000 with Tysadco Partners, LLC dated September 29, 2021.
4.3*	Description of Securities
4.4	Convertible Promissory Note for $330,000 with Platinum Point Capital LLC dated October 13, 2020. (filed as Exhibit 4.3 to Form 10-K filed with the SEC on October 29, 2020).
4.5	Convertible Promissory Note for $27,500 with Platinum Point Capital LLC dated October 15, 2020. (filed as Exhibit 4.4 to Form 10-K filed with the SEC on October 29, 2020).
4.6	Payoff Letter dated October 15, 2020, by and between Digerati Technologies, Inc., and Platinum Point Capital LLC. (filed as Exhibit 4.5 to Form 10-K filed with the SEC on October 29, 2020).
4.7

Term Loan A Note for $10,500,000 issued by T3 Communications, Inc. to Post Road Special Opportunity Fund II LP, dated November 17, 2020. (filed as Exhibit 4.1 to Form 8-K filed with the SEC on November 23, 2020).

4.8	Term Loan B Note for $3,500,000 issued by T3 Communications, Inc. to Post Road Special Opportunity Fund II LP, dated November 17, 2020. (filed as Exhibit 4.2 to Form 8-K filed with the SEC on November 23, 2020).

4.9	Delayed Draw Term Note for Up to $6,000,000 issued by T3 Communications, Inc. to Post Road Special Opportunity Fund II LP, dated November 17, 2020. (filed as Exhibit 4.3 to Form 8-K filed with the SEC on November 23, 2020).
4.10	Warrant to Purchase Shares of Common Stock Issued to Post Road Administrative LLC, dated November 17, 2020. (filed as Exhibit 4.4 to Form 8-K filed with the SEC on November 23, 2020).
4.11	Convertible Promissory Note for $250,000 with Tysadco Partners, LLC. dated January 27, 2021. (filed as Exhibit 4.8 to Form 10-Q filed with the SEC on March 16, 2021).
4.12	Convertible Promissory Note for $175,000 with Platinum Point Capital LLC dated February 17, 2021. (filed as Exhibit 4.9 to Form 10-Q filed with the SEC on March 16, 2021)
4.13	Convertible Promissory Note for $80,235 with Platinum Point Capital LLC dated February 17, 2021. (filed as Exhibit 4.10 to Form 10-Q filed with the SEC on March 16, 2021)
4.14	Debt Conversion Agreement in the aggregate amount of $35,929 dated March 11, 2021. (filed as Exhibit 4.11 to Form 10-Q filed with the SEC on March 16, 2021)
4.15	Consulting Agreement dated February 5, 2021. (filed as Exhibit 4.12 to Form 10-Q filed with the SEC on March 16, 2021)
4.16	Convertible Promissory Note for $250,000 with Tysadco Partners, LLC. dated April 14, 2021. (filed as Exhibit 4.13 to Form 10-Q filed with the SEC on June 9, 2021)
4.17	Convertible Promissory Note for $113,000 with Lucas Ventures, LLC. dated April 15, 2021 (filed as Exhibit 4.14 to Form 10-Q filed with the SEC on June 9, 2021)

10.1+	Form of stock award agreement under the Company’s 2015 Stock Compensation Plan for grants to qualifying employees’ 401K Retirement Accounts (filed as Exhibit 10.7 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.2+	Employment Agreement between the Registrant and Craig K. Clement, dated as of February 14, 2019. (filed as Exhibit 10.1 to Form 10-Q filed with the SEC on March 18, 2019).
10.3+	Employment Agreement between the Registrant and Arthur L. Smith, dated as of February 14, 2019. (filed as Exhibit 10.2 to Form 10-Q filed with the SEC on March 18, 2019).
10.4+	Employment Agreement between the Registrant and Antonio Estrada Jr., dated as of February 14, 2019. (filed as Exhibit 10.3 to Form 10-Q filed with the SEC on March 18, 2019).
10.5*	Settlement Agreement and Mutual Release between the T3 Communications, Inc. and Carolina Financial Securities, LLC dated September 21, 2021.
10.6	Securities Purchase Agreement for $330,000 with Platinum Point Capital LLC dated October 13, 2020. (filed as Exhibit 10.6 to Form 10-K filed with the SEC on October 29, 2020).
10.7	Securities Purchase Agreement for $27,500 with Platinum Point Capital LLC dated October 15, 2020. (filed as Exhibit 10.7 to Form 10-K filed with the SEC on October 29, 2020).
10.8	Asset Purchase Agreement by and between T3 Communications, Inc. (Florida) and ActiveServe, Inc, dated November 17, 2020 (filed as Exhibit 10.1 to Form 8-K filed with the SEC on November 23, 2020).
10.9	Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications, Post Road Administrative LLC, and Post Road Special Opportunity Fund II LP, dated November 17, 2020 (filed as Exhibit 10.2 to Form 8-K filed with the SEC on November 23, 2020).
10.10	Guaranty and Collateral Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications, And Post Road Administrative LLC, dated November 17, 2020 (filed as Exhibit 10.3 to Form 8-K filed with the SEC on November 23, 2020).
10.11	Pledge Agreement made by T3 Communications, Inc. in favor of Post Road Administrative LLC, dated November 17, 2020 (filed as Exhibit 10.4 to Form 8-K filed with the SEC on November 23, 2020).
10.12	Tag-Along Agreement by and among the Company’s Executives and Post Road, dated November 17, 2020 (filed as Exhibit 10.5 to Form 8-K filed with the SEC on November 23, 2020)
10.13	Board Observer Agreement by and between the Company and Post Road, dated November 17, 2020 (filed as Exhibit 10.6 to Form 8-K filed with the SEC on November 23, 2020)
10.14	Securities Purchase Agreement for $175,000 with Platinum Point Capital LLC dated February 17, 2021. (filed as Exhibit 10.3 to Form 10-Q filed with the SEC on March 16, 2021)
10.15	Exchange Agreement for $80,235 with Platinum Point Capital LLC dated February 17, 2021. (filed as Exhibit 10.4 to Form 10-Q filed with the SEC on March 16, 2021)
10.16	Securities Purchase Agreement for $113,000 with Lucas Ventures, LLC. dated April 15, 2021. (filed as Exhibit 10.6 to Form 10-Q filed with the SEC on June 9, 2021)
21.1*	Subsidiary List
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

+	Management compensatory plan, contract, or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: October 26, 2021	By:	/s/ Arthur L. Smith
Arthur L. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer	October 26,2021
Arthur L. Smith

/s/ Antonio Estrada Jr.	Principal Accounting Officer	October 26, 2021
Antonio Estrada Jr.	Principal Finance Officer

/s/ Craig K. Clement	Director	October 26, 2021
Craig K. Clement

/s/ Maxwell A. Polinsky	Director	October 26, 2021
Maxwell A. Polinsky