Form 10-Q
period 2021-10-31
Digerati Technologies, Inc.
filed 2021-12-14
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
139,138,039	Common Stock $0.001 par value	December 14, 2021

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2021

i

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2021, AND JULY 31, 2021 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2021, AND 2020 (UNAUDITED)

PAGE 3-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED OCTOBER 31, 2021, AND 2020 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2021, AND 2020 (UNAUDITED)

PAGES 6-27	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	October 31,	July 31,
	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,646	$1,489
Accounts receivable, net	471	617
Prepaid and other current assets	218	232
Total current assets	2,335	2,338

LONG-TERM ASSETS:
Intangible assets, net	8,093	8,527
Goodwill, net	3,931	3,931
Property and equipment, net	499	529
Other assets	79	76
Investment in Itellum	185	185
Right-of-use asset	822	934
Total assets	$15,944	$16,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,937	$1,653
Accrued liabilities	2,703	2,570
Equipment financing	28	37
Convertible note payable, current, net $212 and $340, respectively	1,477	1,049
Note payable, current, related party, net $0 and $0, respectively	1,000	998
Note payable, current, net $286 and $714, respectively	3,438	2,963
Deferred income	3	20
Derivative liability	12,340	16,773
Operating lease liability, current	478	503
Total current liabilities	23,404	26,566

LONG-TERM LIABILITIES:
Notes payable, related party, net $0 and $0, respectively	-	136
Note payable, net $4,293 and $4,641, respectively	6,727	6,241
Operating lease liability	344	431
Total long-term liabilities	7,071	6,808
Total liabilities	30,475	33,374
Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized Convertible Series A Preferred stock, $0.001, 1,500,000 shares designated, 225,000 and 225,000 issued and outstanding, respectively	-	-
Convertible Series B Preferred stock, $0.001, 1,000,000 shares designated, 425,442 and 0 issued and outstanding, respectively	-	-
Convertible Series C Preferred stock, $0.001, 1,000,000 shares designated, 55,400 and 0 issued and outstanding, respectively	-	-
Series F Super Voting Preferred stock, $0.001, 100 shares designated, 100 and 0 issued and outstanding, respectively	-	-
Common stock, $0.001, 500,000,000 shares authorized, 139,138,039 and 138,538,039 issued and outstanding, respectively (25,000,000 reserved in Treasury)	139	139
Additional paid in capital	89,157	89,100
Accumulated deficit	(102,956)	(105,380)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(13,659)	(16,140)
Noncontrolling interest	(872)	(714)
Total stockholders’ deficit	(14,531)	(16,854)
Total liabilities and stockholders’ deficit	$15,944	$16,520

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended October 31,
	2021	2020
OPERATING REVENUES:
Cloud software and service revenue	$3,777	$1,552
Total operating revenues	3,777	1,552

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	1,490	748
Selling, general and administrative expense	1,788	1,011
Legal and professional fees	574	258
Bad debt expense	13	-
Depreciation and amortization expense	492	161
Total operating expenses	4,357	2,178

OPERATING LOSS	(580)	(626)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	4,433	178
Income tax benefit (expense)	(77)	(8)
Other income (expense)	(4)	-
Interest expense	(1,506)	(300)
Total other income (expense)	2,846	(130)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	2,266	(756)
Less: Net loss attributable to the noncontrolling interests	158	35
NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	2,424	(721)
Deemed dividend on Series A Convertible preferred stock	(5)	(5)
NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$2,419	$(726)

INCOME (LOSS) PER COMMON SHARE - BASIC	$0.02	$(0.01)

LOSS PER COMMON SHARE - DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	138,719,017	119,914,246

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	250,723,611	119,914,246

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended October 31, 2021

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Preferred
	Convertible								Common		Additional		Other
	Series A Shares	Par	Series B Shares	Par	Series C Shares	Par	Series F Shares	Par	Shares	Par	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders Deficit	Noncontrolling Interest	Totals

BALANCE, July 31, 2021	225,000	-	425,442	-	55,400	-	100	-	138,538,039	$139	$89,100	$(105,380)	$1	$(16,140)	$(714)	$(16,854)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	24	-	-	24	-	24
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	600,000	-	38	-	-	38	-	38
Dividends declared	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Ioss	-	-	-	-	-	-	-	-	-	-	-	2,424	-	2,424	(158)	2,266
BALANCE, October 31, 2021	225,000	-	425,442	-	55,400	-	100	-	139,138,039	$139	$89,158	$(102,956)	$1	$(13,659)	$(872)	$(14,531)

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended October 31, 2020

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Preferred
	Convertible								Common		Additional		Other
	Series A Shares	Par	Series B Shares	Par	Series C Shares	Par	Series F Shares	Par	Shares	Par	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders Deficit	Noncontrolling Interest	Totals

BALANCE, July 31, 2020	225,000	-	407,477	-	-	-	100	-	101,323,590	$101	$86,364	$(88,697)	$1	$(2,231)	$(382)	$(2,613)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	20	-	-	20	-	20
Common stock issued for services, to employees	-	-	-	-	-	-	-	-	7,858,820	8	257	-	-	265	-	265
Common stock issued for services	-	-	-	-	-	-	-	-	2,000,000	2	56	-	-	58	-	58
Common stock issued for debt conversion	-	-	-	-	-	-	-	-	10,000,000	10	147	-	-	157	-	157
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	1,000,000	1	44	-	-	45	-	45
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	111	-	-	111	-	111
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	-	-	205	-	-	205	-	205
Dividends declared	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Ioss	-	-	-	-	-	-	-	-	-	-	-	(721)	-	(721)	(35)	(756)
BALANCE, October 31, 2020	225,000	-	407,477	-	-	-	100	-	122,182,410	$122	$87,199	$(89,418)	$1	$(2,096)	$(417)	$(2,513)

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended October 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,266	$(756)
Adjustments to reconcile net loss to cash (used in)/provided by operating activities:
Depreciation and amortization expense	492	161
Stock compensation and warrant expense	24	343
Bad debt expense	13	-
Amortization of ROU Asset - operating	112	37
Amortization of debt discount	943	194
Loss (Gain) on derivative liabilities	(4,433)	(178)
Accrued interest added to principal	184	-
Changes in operating assets and liabilities:
Accounts receivable	132	92
Prepaid expenses and other current assets	2	(6)
Inventory	11	-
Right of use operating lease liability	(112)	(38)
Accounts payable	282	334
Accrued expenses	130	44
Deferred income	(17)	(141)
Net cash provided by operating activities	29	86

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(29)	(118)
Cash paid for escrow deposit related to acquisition	-	(365)
Net cash used in investing activities	(29)	(483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from convertible debt, net of original issuance cost and discounts	300	308
Principal payments on convertible notes, net	-	(101)
Principal payments on related party notes, net	(134)	(31)
Principal payment on equipment financing	(9)	(18)
Net cash provided by financing activities	157	158

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	157	(239)
CASH AND CASH EQUIVALENTS, beginning of period	1,489	685
CASH AND CASH EQUIVALENTS, end of period	$1,646	$446

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$355	$107
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Beneficial conversion feature on convertible debt	$-	$111
Debt discount from common stock issued with debt	$38	$45
Promissory note reclassed to convertible debt	$-	$15
Common Stock issued for debt conversion	$-	$157
Dividend declared	$5	$5
Derivative liability resolved to APIC due to debt conversion	$-	$205

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. (“we;” “us,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended July 31, 2021 contained in the Company’s Form 10-K filed on October 26, 2021 have been omitted.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the respective period presented in the Company’s accompanying condensed consolidated financial statements. Fully-diluted earnings (loss) per share is computed similarly to basic income (loss) per share except that the denominator is increased to include the number of Common Stock equivalents (primarily outstanding options and warrants).

	Three months ended October 31,
(in thousands, except per share data)	2021	2020
NUMERATOR:
NET INCOME (LOSS)	$2,419	$(726)

DENOMINATOR:
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	138,719,017	119,914,246
INCOME (LOSS) PER COMMON SHARE - BASIC	$0.02	$(0.01)

	Three months ended October 31,
(in thousands, except per share data)	2021	2020
NUMERATOR:
NET INCOME (LOSS)	$2,419	$(726)
Less: adjustments to net income	$(4,331)	$-
NET INCOME (LOSS) - DILUTED SHARES OUTSTANDING CALCULATION	$(1,912)	$(726)

DENOMINATOR:
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	138,719,017	119,914,246
Warrants and Options to purchase common stock	100,731,026	-
Convertible Debt - Derivative	11,273,568	-
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	250,723,611	119,914,246
LOSS PER COMMON SHARE - DILUTED	$(0.01)	$(0.01)

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive

	Three months ended October 31,
	2021	2020
Convertible Preferred Shares	56,405,216	-
Convertible Debt	11,966,667	-
Total	68,371,883	-

Treasury Shares

As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 25,000,000 treasury shares for consideration for future conversions and exercise of warrants, for convertible notes with fixed conversion price, notes with variable conversion feature with a floor and warrants with a conversion price floor. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of October 31, 2021, we believe that the treasury share reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

Customers and Suppliers

We rely on various suppliers to provide services in connection with our VOIP and UCaaS offerings. Our customers include businesses in various industries including Healthcare, Banking, Financial Services, Legal, Real Estate, and Construction. We are not dependent upon any single supplier or customer.

During the three months ended October 31, 2021, and 2020, the Company did not derive a significant amount of revenue from one single customer.

As of the three months ended October 31, 2021, and 2020, the Company did not derive a significant number of accounts receivable from one single customer.

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

Disaggregation of Cloud software and service revenue

Summary of disaggregated revenue is as follows (in thousands):

	For the Three Months ended October 31,
	2021	2020

Cloud software and service revenue	$3,703	$1,549
Product revenue	74	3
Total operating revenues	$3,777	$1,552

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of October 31, 2021, and July 31, 2021, were $16,107 and $17,661, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of October 31, 2021, and July 31, 2021, were $2,994 and $19,984, respectively.

Customer deposits

The Company in some instances requires customers to make deposits for equipment, installation charges and training. As equipment is installed and training takes places the deposits are then applied to revenue. As of October 31, 2021, and July 31, 2021, Digerati’s customer deposits balance was $0 and $0, respectively.

Costs to Obtain a Customer Contract

Sales commissions are paid upon collections of related revenue and are expensed during the same period. Sales commissions for the three months ended October 31, 2021, and October 31, 2020, were $323,704 and $18,190, respectively.

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

Our derivative liabilities as of October 31, 2021 and July 31, 2021 are approximately $12,340,000 and $16,773,000, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

Fair value measurements at reporting date using.
		Quoted prices in active	Significant
		markets	other	Significant
		for identical	observable	unobservable
		liabilities	inputs	inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Convertible promissory notes derivative liability at July 31, 2021	$16,773,383	-	-	$16,773,383

Convertible promissory notes derivative liability at October 31, 2021	$12,339,503	-	-	$12,339,503

The fair market value of all derivatives during the year ended July 31, 2021 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	125.60% - 283.01%
Risk-free interest rate	0.05% - 1.65%
Expected term	0.03 - 10.00 years

The fair market value of all derivatives during the three months ended October 31, 2021 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	81.43% - 239.82%
Risk-free interest rate	0.05% - 1.55%
Expected term	0.21 - 9.05 years

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2020	$606,123
Derivative from new convertible promissory notes recorded as debt discount	6,820,108
Derivative liability resolved to additional paid in capital due to debt conversion	(588,097)
Derivative loss	9,935,249
Balance at July 31, 2021	$16,773,383
Derivative liability resolved to additional paid in capital due to debt conversion	-
Derivative gain	(4,433,880)
Balance at October 31, 2021	$12,339,503

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

For the three months ending October 31, 2021 and 2020, the Company accounted for a noncontrolling interest of $158,000 and $35,000, respectively. Additionally, one of the buyers serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

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

NOTE 2 – GOING CONCERN

Financial Condition

The Company’s consolidated financial statements for the three months ending October 31, 2021, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, the Company has incurred net losses and accumulated a deficit of approximately $102,956,000, a working capital deficit of approximately $21,069,000 and total liabilities of $30,475,000, which includes $12,340,000 in derivative liabilities, which raises substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Management believes that available resources as of October 31, 2021, will not be sufficient to fund the Company’s operations and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2022 certain members of our executive management team have taken a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to adopt best practices from our recent acquisitions and invest in a marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers and channel partners to tap into new sources of revenue streams, we have also secured numerous agent agreements through our recent acquisitions that we anticipate will accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees.

We have been successful in raising debt and equity capital in the past and as described in Notes 6,7 and 8. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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

Digerati’s consolidated financial statements as of October 31, 2021 do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at October 31, 2021, and July 31, 2021:

	Gross		Net
	Carrying	Accumulated	Carrying
October 31, 2021	Value	Amortization	Amount

NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(30,672)	9,328
Customer relationships, 7 years	1,480,000	(751,791)	728,209
Customer relationships 7 years	5,310,000	(815,714)	4,494,286
Trademarks, 7 years	2,870,000	(410,000)	2,460,000
Non-compete, 2 & 3 years	291,000	(130,000)	161,000
Marketing & Non-compete, 5 years	800,000	(560,000)	240,000
Total Define-lived Assets	10,941,000	(2,848,177)	8,092,823
Goodwill, Indefinite	3,931,298	-	3,931,298
Balance, October 31, 2021	$14,872,298	$(2,848,177)	$12,024,121

	Gross		Net
	Carrying	Accumulated	Carrying
July 31, 2021	Value	Amortization	Amount

NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(28,672)	11,328
Customer relationships, 7 years	1,480,000	(698,934)	781,066
Customer relationships 7 years	5,310,000	(611,786)	4,698,214
Trademarks, 7 years	2,870,000	(307,500)	2,562,500
Non-compete, 2 & 3 years	291,000	(97,500)	193,500
Marketing & Non-compete, 5 years	800,000	(520,000)	280,000
Total Define-lived Assets	10,941,000	(2,414,392)	8,526,608
Goodwill, Indefinite	3,931,298	-	3,931,298
Balance, July 31, 2021	$14,872,298	$(2,414,392)	$12,457,906

Total amortization expense for the three months ended October 31, 2021, and 2020 was $433,785 and $94,857, respectively.

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

During the three months ended October 31, 2021, we did not issue any new stock options.

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

The Company recognized approximately $23,394 and $20,227 in stock-based compensation expense for stock options to employees for the three months ended October 31, 2021 and 2020, respectively. Unamortized compensation stock option cost totaled $172,441 and $42,976 at October 31, 2021 and October 31, 2020, respectively.

A summary of the stock options as of October 31, 2021, and July 31, 2021, and the changes during the three months ended October 31, 2021, are presented below:

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)

Outstanding at July 31, 2021	9,230,000	$0.17	2.93
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at October 31, 2021	9,230,000	$0.17	2.67
Exercisable at October 31, 2021	6,449,641	$0.22	2.02

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 9,230,000 and 9,230,000 stock options outstanding at October 31, 2021, and July 31, 2021, was $250,387 and $392,891, respectively.

The aggregate intrinsic value of 6,449,641 and 6,091,863 stock options exercisable at October 31, 2021, and July 31, 2021, was $78,868 and $91,978, respectively.

NOTE 5 – WARRANTS

During the three months ended October 31, 2021 and 2020, the Company did not issue any warrants.

A summary of the warrants as of October 31, 2021, and July 31, 2021, and the changes during the three months ended October 31, 2021, are presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term (years)

Outstanding at July 31, 2021	109,506,179	$0.01	9.17
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(215,000)	$0.13	-
Outstanding at October 31, 2021	109,291,179	$0.01	8.93
Exercisable at October 31, 2021	82,065,885	$0.01	8.92

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 109,291,179 and 109,506,179 warrants outstanding at October 31, 2021 and July 31, 2021 was $10,719,483 and $14,795,002, respectively.

The aggregate intrinsic value of 82,065,885 and 82,280,885 warrants exercisable at October 31, 2021 and July 31, 2021 was $8,045,801 and $11,108,930, respectively.

Warrant expense for the three months ended October 31, 2021 and 2020 was $0 and $0, respectively. Unamortized warrant expense totaled $0 and $0 respectively as of October 31, 2021 and July 31, 2021.

For three months ended October 31, 2021, 215,000 warrants expired with an average exercise price of $0.13.

NOTE 6 – NOTES PAYABLE NON-CONVERTIBLE

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. In February 2020, the maturity date was extended until December 31, 2020. In March 2021, the maturity date was extended until July 31, 2021. Subsequentially, the lender agreed to extend the maturity until December 31, 2021. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. The outstanding balance as of October 31, 2021, and July 31, 2021, was $50,000.

Credit Agreement and Notes

On November 17, 2020, T3 Communications, Inc., a Nevada corporation (“T3 Nevada”), a majority owned subsidiary of Digerati Technologies, Inc. (the “Company”) and the Company’s other subsidiaries entered into a credit agreement (the “Credit Agreement”) with Post Road. The Company is a party to certain sections of the Credit Agreement. Pursuant to the Credit Agreement, Post Road will provide T3 Nevada with a secured loan of up to $20,000,000 (the “Loan”), with initial loans of $10,500,000 pursuant to the issuance of a Term Loan A Note and $3,500,000 pursuant to the issuance of a Term Loan B Note, each funded on November 17, 2020, and an additional $6,000,000 on loans, in increments of $1,000,000 as requested by T3 Nevada before the 18 month anniversary of the initial funding date to be lent pursuant to the issuance of a Delayed Draw Term Note. After payment of transaction-related expenses and closing fees of $964,000, net proceeds to the Company from the Note totaled $13,036,000. The Company recorded these discounts and cost of $964,000 as a discount to the Notes and will be amortized as interest expense over the term of the notes.

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

During the three months ended October 31, 2021, the Company amortized $776,521 of the total debt discount as interest expense for the Term Loan A Note and the Term Loan B Note. The total debt discount outstanding on the notes as of October 31, 2021, and July 31, 2021, were $4,578,801 and $5,355,322, respectively.

The Term Loan A and Delayed Draw Term Notes have maturity dates of November 17, 2024, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan A is non-amortized (interest only payments) through the maturity date and contains an option for the Company to pay interest in kind (PIK) for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three. The principal balance and accrued PIK interest outstanding on the note were $10,500,000 and $520,389, respectively as of October 31, 2021.

Term Loan B has a maturity date of December 31, 2021, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan B is non-amortized (interest only payments) through the maturity date and contains an option for the Company to pay interest in kind (PIK) for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three. The principal balance and accrued PIK interest outstanding on the note were $3,500,000 and $173,463 respectively as of October 31, 2021.

The Credit Agreement contains customary representations, warranties, and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operation of the business and properties of the loan parties as well as financial performance. Below are key covenants requirements, (measured quarterly):

1.	Maximum Allowed - Senior Leverage Ratio of 4.30 to 1.00

2.	Minimum Allowed - EBITDA of $851,813

3.	Minimum Allowed - Liquidity of $1,500,000

4.	Maximum Allowed - Capital Expenditures of $94,798

5.	Minimum Allowed – Fixed Charge Coverage Ratio of 1.5 to 1.00

As of October 31, 2021, the Company is complying with the financial covenants mentioned above.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2021 and 2020, the Company provided VoIP Hosted and fiber services to a Company owned by one of the T3 Communications, Inc., Board Member’s for $46,150 and $39,769, respectively.

In November 2020, as a result of the of the acquisition of ActiveServe’s asset, the two sellers became related parties as they continued to be involved as consultants to manage the customer relationship, the Company will pay on an annual basis $90,000 to each the consultants. As of October 31, 2021, there’s no balance outstanding under the consulting agreements. In addition, part of the Purchase Price is payable in 8 equal quarterly payments to the sellers. During the three months ended October 31, 2021, the Company paid $134,131 of the principal balance outstanding. The total principal outstanding on the notes as of October 31, 2021, and July 31, 2021, were $1,000,160 and $1,134,291, respectively. Subsequently, on November 29, 2021, the Company paid $39,000 for the total balance that was held in escrow.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At October 31, 2021, and July 31, 2021, convertible notes payable consisted of the following:

	October 31,	July 31,
	2021	2021
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE
On October 13, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $330,000, annual interest rate of 8% and a maturity date of October 13, 2021, subsequently the maturity date was extended until December 15, 2021. After payment of transaction-related expenses and closing fees of $32,000, net proceeds to the Company from the Note totaled $298,000. The Company recorded $32,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 1,000,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $45,003 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $134,423 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized $17,620 as interest expense during the three months ended October 31, 2021. The total unamortized discount on the Note as of October 31, 2021 and July 31, 2021, were $0 and $17,620, respectively. The total principal balance outstanding as of October 31, 2021 and July 31, 2021 was $165,000. (See below variable conversion terms No.1)	165,000	165,000

On January 27, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of January 27, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $24,368 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $44,368 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.05 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized $17,184 as interest expense during the three months ended October 31, 2021. The total unamortized discount on the Note as of October 31, 2021 and July 31, 2021, were $17,184 and $34,368, respectively. The total principal balance outstanding as of October 31, 2021 and July 31, 2021was $250,000.	250,000	250,000

On April 14, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of April 14, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $63,433 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $96,766 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized $40,050 as interest expense during the three months ended October 31, 2021. The total unamortized discount on the Note as of October 31, 2021 and July 31, 2021, were $66,749 and $106,799, respectively. The total principal balance outstanding as of October 31, 2021 and July 31, 2021, was $250,000.	250,000	250,000

On August 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, annual interest rate of 8% and a default interest rate of 20%, and a maturity date of August 31, 2022. In connection with the execution of the note, the Company issued 150,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $13,635 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date.The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized as interest expense during the three months ended October 31, 2021, $2,272. The total unamortized discount on the Note as of October 31, 2021, was $11,363. The total principal balance outstanding as of October 31, 2021, was $75,000.	75,000	-

On September 29, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, annual interest rate of 8% and a default interest rate of 20%, and a maturity date of September 29, 2022. In connection with the execution of the note, the Company issued 150,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $10,788 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized $899 as interest expense during the three months ended October 31, 2021. The total unamortized discount on the Note as of October 31, 2021, was $9,889. The total principal balance outstanding as of October 31, 2021, was $75,000.	75,000	-

On October 22, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $150,000, annual interest rate of 8% and a default interest rate of 20%, and a maturity date of October 22, 2022. In connection with the execution of the note, the Company issued 300,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $13,965 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized as interest expense during the three months ended October 31, 2021, $0. The total unamortized discount on the Note as of October 31, 2021, was $13,965. The total principal balance outstanding as of October 31, 2021, was $150,000.	150,000	-
Total convertible notes payables non-derivative:	$965,000	$665,000

CONVERTIBLE NOTES PAYABLE - DERIVATIVE

On July 27, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, annual interest rate of 8% and a maturity date of March 27, 2021. After payment of transaction-related expenses and closing fees of $35,000, net proceeds to the Company from the Note totaled $240,000. The Company recorded these discounts and cost of $35,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $11,626 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.05 (five) cents or (b). 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. The Company recognized $61,678 of derivative liability and directly amortized all associated debt discount of $61,678 as interest expense. Additionally, on July 31, 2021, the holder agreed to extend the maturity date until January 31, 2022. The total principal balance outstanding as of October 31, 2021, and July 31, 2021, was $355,000.	355,000	355,000

On January 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $80,235, annual interest rate of 8% and a maturity date of February 17, 2022. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $61,819, of which $61,819 was recorded as debt discount and amortized over the term of the note. The total unamortized discount on the Note as of October 31, 2021, and July 31, 2021, were $13,920 and $27,840, respectively. The Company amortized $13,920 of debt discount as interest expense during the three months ended October 31, 2021. The total principal balance outstanding as of October 31, 2021, and July 31, 2021, was $80,235.	80,235	80,235

On February 17, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $175,000, annual interest rate of 8% and a maturity date of February 17, 2022. After payment of transaction-related expenses and closing fees of $5,000, net proceeds to the Company from the Note totaled $170,000. Additionally, the Company recorded $5,000 as a discount to the Note and amortized over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $346,091, of which $170,000 was recorded as debt discount and amortized over the term of the note, and $176,091 was recorded as day 1 derivative loss. The total unamortized discount on the Note as of October 31, 2021, and July 31, 2021, were $58,328 and $102,083, respectively. The Company amortized $43,755 of debt discount as interest expense during the three months ended October 31, 2021. The total principal balance outstanding as of October 31, 2021, and July 31, 2021, was $175,000.	175,000	175,000

On April 15, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $113,000, annual interest rate of 8% and a maturity date of January 15, 2022. After payment of transaction-related expenses and closing fees of $13,000, net proceeds to the Company from the Note totaled $100,000. Additionally, the Company recorded $13,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 100,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $14,138 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.15 (fifteen) cents or (b). seventy-five percent (75%) of the lowest traded price in the prior fifteen (15) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”). The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $64,561, of which $42,822 was recorded as debt discount and amortized over the term of the note. The total unamortized discount on the Note as of October 31, 2021, and July 31, 2021, were $20,383 and $50,945, respectively. The Company amortized $30,562 of debt discount as interest expense during the three months ended October 31, 2021. The total principal balance outstanding as of October 31, 2021 and July 31, 2021, was $113,000.	113,000	113,000
Total convertible notes payable - derivative:	$723,235	$723,235

Total convertible notes payable derivative and non-derivative	1,688,235	1,388,235
Less: discount on convertible notes payable	(211,781)	(339,654)
Total convertible notes payable, net of discount	1,476,454	1,048,581
Less: current portion of convertible notes payable	(1,476,454)	(1,048,581)
Long-term portion of convertible notes payable	$-	$-

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

The total unamortized discount on the convertible notes as of October 31, 2021, and July 31, 2021, were $211,781 and $339,654, respectively. The total principal balance outstanding as of October 31, 2021, and July 31, 2021, were $1,688,235 and $1,388,235, respectively. During the three months ended October 31, 2021 and October 31, 2020, the Company amortized $127,872 and $188,692, respectively, of debt discount as interest expense.

NOTE 9 - LEASES

The leased properties have a remaining lease term of sixteen to forty-six months as of August 1, 2019. At the option of the Company, it can elect to extend the term of the leases. See table below:

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

The Company has not entered into any sale and leaseback transactions during the three months ended October 31, 2021

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

Amounts recognized on July 31, 2021, and October 31, 2021, for operating leases are as follows:

ROU Asset	July 31, 2021	$934,260
Amortization		$(112,191)
Addition - Asset		$-
ROU Asset	October 31, 2021	$822,069

Lease Liability	July 31, 2021	$934,260
Amortization		$(112,191)
Addition - Liability		$-
Lease Liability	October 31, 2021	$822,069

Lease Liability	Short term	$477,748
Lease Liability	Long term	$344,321
Lease Liability	Total:	$822,069

Operating lease cost:	$123,403

Cash paid for amounts included in the measurement of lease labilities

Operating cashflow from operating leases:	$123,403

Weighted-average remain lease term-operating lease:	2.8 years

Weighted-average discount rate	5.0%

For the period ended October 31, 2021, the amortization of operating ROU assets was $112,191.

For the period ended October 31, 2021, the amortization of operating lease liabilities was $112,191.

The future minimum lease payment under the operating leases are as follows:

Lease
Period Ending July, 31	Payments
2022 (remaining 9 Months)	$481,967
2023	242,181
2024	142,912
2025	101,512
2026	35,896
Total:	$1,004,469

NOTE 10 – PREFERED STOCK

CONVERTIBLE SERIES A PREFERRED STOCK

In March 2019, the Company’s Board of Directors designated and authorized the issuance up to 1,500,000 shares of the Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”) and are entitled to a dividend at an annual rate of eight percent (8%) per share. The Company had 225,000 shares of the Convertible Series A Preferred Stock outstanding as of October 31, 2021. During the three months ending October 31, 2021, the Company declared a dividend of $5,000 and had $43,000 as accumulated dividends as of October 31, 2021.

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

During the three months ended October 31, 2021, the Company evaluated Series A Convertible Preferred Stock and concluded that none of the mandatory conversion events occurred during the period and determined that the convertible shares were classified as equity instruments.

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

The Company had 425,442 shares of Convertible Series B Preferred Stock outstanding as of October 31, 2021. No dividends are payable on the Convertible Series B Preferred Stock.

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

During the three months ended October 31, 2021, the Company evaluated Series B Convertible Preferred Stock and concluded that none of the mandatory conversion events occurred during the period and determined that the convertible shares were classified as equity instruments.

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

The Company had 55,400 shares of Convertible Series C Preferred Stock outstanding as of October 31, 2021. No dividends are payable on the Convertible Series C Preferred Stock.

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

On November 17, 2020, Digerati’s Board of Directors approved the issuance of the following shares of Series F Super Voting Preferred Stock:

●	Arthur L. Smith - 34 shares of Series F Super Voting Preferred Stock

●	Antonio Estrada - 33 shares of Series F Super Voting Preferred Stock

●	Craig Clement - 33 shares of Series F Super Voting Preferred Stock

The Company had 100 shares outstanding of the Series F Super Voting Preferred Stock as of October 31, 2021. No dividends are payable on the Series F Super Voting Preferred Stock.

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

Conversion. No conversion rights apply to the Series F Preferred Stock.

NOTE 11 – EQUITY

During the three months ended October 31, 2021, the Company issued the following shares of common stock:

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

On October 22, 2021, the Company entered into a $150,000 promissory note, with a maturity date of October 22, 2022, and annual interest rate of 8%. In conjunction with the promissory note, we issued 300,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $13,965 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “plan,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the Securities and Exchange Commission on October 26, 2021.

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three months ended October 31, 2021, and 2020. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the Securities and Exchange Commission on October 26, 2021. For purposes of the following discussion, fiscal 2022 or 2022 refers to the year that will end on July 31, 2022, and fiscal 2021 or 2021 refers to the year ended July 31, 2021.

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

Results of Operations

Three Months ended October 31, 2021, Compared to Three Months ended October 31, 2020.

Cloud Software and Service Revenue. Cloud software and service revenue increased by $2,225,000, or 143% from the three months ended October 31, 2020, to the three months ended October 31, 2021. The increase in revenue is primarily attributed to the increase in total customers between periods due to the acquisitions of Nexogy and ActivePBX. Our total number of customers increased from 701 for the three months ended October 31, 2020, to 2,658 customers for the three months ended October 31, 2021.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $742,000, or 99%, from the three months ended October 31, 2020, to the three months ended October 31, 2021. The increase in cost of services is primarily attributed to the consolidation of various networks as part of the increase in total customers between periods due to the acquisitions of Nexogy and ActivePBX. Our total number of customers increased from 701 for the three months ended October 31, 2020, to 2,655 customers for the three months ended October 31, 2021. However, our consolidated gross margin improved by $1,483,000 from the three months ended October 31, 2020, to the three months ended October 31, 2021.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $1,096,000, or 164%, from the three months ended October 31, 2020, to the three months ended October 31, 2021. The increase in SG&A is attributed to acquisition of Nexogy and ActivePBX, as part of the consolidation, the Company absorbed all of the employees responsible for managing the customer base, technical support, sales, customer service, and administration.

Stock Compensation expense. Stock compensation expense decreased by $319,000, from the three months ended October 31, 2020, to the three months ended October 31, 2021. The decrease between periods is attributed to the recognition during the three months ended October 31, 2020 of stock option expense of $20,000, the recognition of $247,000 in stock compensation expense associated with the funding of the 401(K)-profit sharing plan, the recognition of $18,000 in stock compensation for stock issued in lieu of cash payments to an employee and the recognition of $58,000 in stock issued consultants for professional services. During the three months ended October 31, 2021, the Company only recognized $24,000 in stock compensation for the amortization of stock options issued to our team over the last few years.

Legal and professional fees. Legal and professional fees increased by $316,000, from the three months ended October 31, 2020, to the three months ended October 31, 2021. The increase between periods is attributed to the recognition during the three months ended October 31, 2021 of $368,000 in professional fees for the audits, quality of earnings and due diligence related to acquisitions.

Bad debt. Bad debt increased by $13,000, from the three months ended October 31, 2020, to the three months ended October 31, 2021. The increase is attributed to the recognition of $13,000 in bad debt for accounts deemed uncollectible during the period ended October 31. 2021.

Depreciation and amortization. Depreciation and amortization increased by $331,000, from the three months ended October 31, 2020, to the three months ended October 31, 2021. The increase is primarily attributed to the acquisitions and related amortization of $434,000 for intangible assets, in addition to the depreciation of the assets acquired from Nexogy and ActivePBX.

Operating loss. The Company reported an operating loss of $580,000 for the three months ended October 31, 2021, compared to an operating loss of $626,000 for the three months ended October 31, 2020. The improvement in operating loss between periods is primarily due to the decrease in stock compensation expense of $320,000 and improvement of $1,483,000 gross margin. These improvements were slightingly offset by the increase in legal fees of $316,000, the increase in depreciation of $331,000, and the increase in bad debt of $13,000.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments improved by $4,255,000 from the three months ended October 31, 2020, to the three months ended October 31, 2021. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized an increase between periods.

Income tax benefit (expense). During the three months ended October 31, 2021, the Company recognized an income tax expense of $77,000. During the three months ended October 31, 2020, the Company recognized an income tax expense of $8,000.

Other income (expense). Other income (expense) increased by $4,000 from the three months ended October 31, 2020, to the three months ended October 31, 2021. During the quarter ended October 31, 2021, the Company recognized other expense of $4,000 and during the period ended October 31, 2020, the Company did not recognize any other expense.

Interest expense. Interest income (expense) increased by $1,206,000 from the three months ended October 31, 2020, to the three months ended October 31, 2021. During the quarter ended October 31, 2021, the Company recognized non-cash interest / accretion expense of $942,000 related to the adjustment to the present value of various convertible notes and debt. Additionally, the Company recognized $355,000 in interest expense for cash interest payments on various promissory notes, and accrual of $209,000 for interest expense for various promissory notes.

Net income (loss) including noncontrolling interest. Net income including noncontrolling interest for the three months ended October 31, 2021, was $2,266,000, an improvement in net loss of $3,022,000, as compared to a net loss for the three months ended October 31, 2020, of $756,000. The improvement in net income (loss) including noncontrolling interest between periods is primarily due to the decrease in derivative loss of $4,255,000, the decrease in stock compensation expense of $319,000 and improvement of $1,483,000 gross margin. These improvements were slightingly offset by the increase in legal fees of $316,000, the increase in depreciation of $331,000, the increase in bad debt of $13,000, and the increase in interest expense of $1,206,000.

Net loss attributable to the noncontrolling interest. During the three months ended October 31, 2021, and 2020, the consolidated entity recognized net income in noncontrolling interest of $158,000 and $35,000, respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net income for the three months ended October 31, 2021, was $2,424,000 compared to a net loss for the three months ended October 31, 2020, of $721,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend declared on convertible preferred stock for the three months ended October 31, 2021 and 2021, was $5,000, respectively.

Net income (loss) attributable to Digerati’s common shareholders. Net income for the three months ended October 31, 2021, was $2,419,000 compared to a net loss for the three months ended October 31, 2020, of $726,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $1,646,000 as of October 31, 2021. Net cash provided by operating activities during the three months ended October 31, 2021 was approximately $29,000, primarily as a result of operating expenses, that included $24,000 in stock compensation and warrant expense, bad debt expense of $13,000, amortization of debt discount of $943,000, gain on derivative liability of $4,433,000, depreciation and amortization expense of $492,000, increase in accrued expense of $130,000, increase in accounts receivable of $132,000 and decrease in deferred revenue of $17,000. Additionally, we had an increase of $282,000 in accounts payable, increase in prepaid expenses and other current assets of $2,000, increase in inventory of $11,000 and the recognition of $184,000 in accrued interest added to principal.

Cash used in investing activities during the three months ended October 31, 2021 was $29,000, for the purchase of VoIP equipment.

Cash provided by financing activities during the three months ended October 31, 2021, was $157,000. The Company secured $300,000 from convertible notes, net of issuance costs and discounts. The Company made principal payments of $134,000 on related party notes, and $9,000 in principal payments on equipment financing. Overall, our net operating, investing, and financing activities during the three months ended October 31, 2021, contributed approximately $157,000 of our available cash.

Digerati’s consolidated financial statements for the three months ending October 31, 2021, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $102,956,000 and a working capital deficit of approximately $21,069,000 which raises doubt about Digerati’s ability to continue as a going concern.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2022 certain members of our management team will continue to receive a portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to adopt best practices from or recent acquisitions and invest in a marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers and channel partners to tap into new sources of revenue streams, we have also secured various agent agreements to accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees.

Management believes that available resources as of October 31, 2021, will not be sufficient to fund the Company’s operations, debt service and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

Our current cash expenses are expected to be approximately $700,000 per month, including wages, rent, utilities, corporate expenses, and legal professional fees associated with potential acquisitions. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of October 31, 2021, our total liabilities were approximately $30,475,000, which included $12,340,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended October 31, 2021, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 21, 2021, T3 Communications, Inc.(“T3”), a subsidiary of the Company, entered into a settlement agreement with Carolina Financial Securities, LLC (“CFS”). Under the settlement agreement the parties agreed to resolve all issues and claims related to the lawsuit. Pursuant to the settlement agreement, T3 agreed to pay CFS a total of $300,000, payable as follows: $100,000 by October 15, 2021, and $200,000 payable in 15 monthly installments of $13,333.33 beginning November 15, 2021. On October 15, 2021, the Company submitted a payment of $100,000 and on November 15, 2021, the Company submitted a payment for $13,333.33.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period ended October 31, 2021, that were not previously reported in a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q except:

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

On October 22, 2021, the Company entered into a $150,000 promissory note, with a maturity date of October 22, 2022, and annual interest rate of 8%. In conjunction with the promissory note, we issued 300,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $13,965 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

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

Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

Item 2.03 Creation of Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

Item 3.02 Unregistered Sales of Equity Securities.

On August 31, 2021, the Company entered into a convertible promissory note with an aggregate principal amount of $75,000, annual interest rate of 8% and a maturity date of August 31, 2022.

For a description of this transaction, see the paragraph that begins with the words “On August 31, 2021” in Note 8 – Convertible Notes Payable to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Note 8 – Convertible Notes Payable and Part II, Item 5 of this Quarterly Report on Form 10-Q contains only a brief description of the material terms of the August 31st convertible promissory note and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the full text of the August 31st convertible promissory note along with the Securities Purchase Agreement entered into in connection with the August 31st convertible promissory note, filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q.

On September 29, 2021, the Company entered into a convertible promissory note with an aggregate principal amount of $75,000, annual interest rate of 8% and a maturity date of September 29, 2022.

For a description of this transaction, see the paragraph that begins with the words “On September 29, 2021” in Note 8 – Convertible Notes Payable to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Note 8 – Convertible Notes Payable and Part II, Item 5 of this Quarterly Report on Form 10-Q contains only a brief description of the material terms of the September 29th convertible promissory note and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the full text of the September 29th convertible promissory note along with the Securities Purchase Agreement entered into in connection with the September 29th convertible promissory note, filed as Exhibit 4.2, to this Quarterly Report on Form 10-Q.

On October 22, 2021, the Company entered into a convertible promissory note with an aggregate principal amount of $150,000, annual interest rate of 8% and a maturity date of October 22, 2022.

For a description of this transaction, see the paragraph that begins with the words “On October 22, 2021” in Note 8 – Convertible Notes Payable to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Note 8 – Convertible Notes Payable and Part II, Item 5 of this Quarterly Report on Form 10-Q contains only a brief description of the material terms of the October 22nd convertible promissory note and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the full text of the October 22nd convertible promissory note along with the Securities Purchase Agreement entered into in connection with the October 22nd convertible promissory note, filed as Exhibit 4.3, to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Exhibit Title

4.1	Convertible Promissory Note for $75,000 with Tysadco Partners, LLC. dated August 31, 2021(filed as Exhibit 4.1 to the Form 10-K filed with the SEC on October 26, 2021).

4.2	Convertible Promissory Note for $75,000 with Tysadco Partners, LLC. dated September 29, 2021(filed as Exhibit 4.2 to the Form 10-K filed with the SEC on October 26, 2021).

4.3*	Convertible Promissory Note for $150,000 with Tysadco Partners, LLC. dated October 22, 2021.

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: December 14, 2021	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: December 14, 2021	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)