Form 10-Q
period 2022-01-31
Digerati Technologies, Inc.
filed 2022-03-17
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
139,988,039	Common Stock $0.001 par value	March 17, 2022

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2022

i

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2022, AND JULY 31, 2021 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2022, AND 2021 (UNAUDITED)

PAGE 3-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2022, AND 2021 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANAURY 31, 2022, AND 2021 (UNAUDITED)

PAGES 6-31	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	January 31,	July 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,844	$1,489
Accounts receivable, net	616	617
Prepaid and other current assets	226	232
Total current assets	3,686	2,338

LONG-TERM ASSETS:
Intangible assets, net	11,836	8,527
Goodwill	5,273	3,931
Property and equipment, net	503	529
Other assets	80	76
Investment in Itellum	185	185
Right-of-use asset	887	934
Total assets	$22,450	$16,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,291	$1,653
Accrued liabilities	2,892	2,570
Equipment financing	19	37
Convertible note payable, current, net $180 and $340, respectively	2,008	1,049
Note payable, current, related party, net $0 and $0, respectively	1,186	998
Note payable, current, net $0 and $714, respectively	50	2,963
Acquisition payable	1,000	-
Deferred income	3	20
Derivative liability	15,824	16,773
Operating lease liability, current	515	503
Total current liabilities	25,788	26,566

LONG-TERM LIABILITIES:
Notes payable, related party, net $0 and $0, respectively	200	136
Note payable, net $0 and $4,641, respectively	22,247	6,241
Operating lease liability	372	431
Total long-term liabilities	22,819	6,808

Total liabilities	48,607	33,374

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized
Convertible Series A Preferred stock, $0.001, 1,500,000 shares designated, 225,000 and 225,000 issued and outstanding, respectively	-	-
Convertible Series B Preferred stock, $0.001, 1,000,000 shares designated, 425,442 and 425,442 issued and outstanding, respectively	-	-
Convertible Series C Preferred stock, $0.001, 1,000,000 shares designated, 55,400 and 55,400 issued and outstanding, respectively	-	-
Series F Super Voting Preferred stock, $0.001, 100 shares designated, 100 and 100 issued and outstanding, respectively	-	-
Common stock, $0.001, 500,000,000 shares authorized, 139,738,039 and 138,538,039 issued and outstanding, respectively (25,000,000 reserved in Treasury)	139	139
Additional paid in capital	89,175	89,100
Accumulated deficit	(113,998)	(105,380)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(24,683)	(16,140)
Noncontrolling interest	(1,474)	(714)
Total stockholders’ deficit	(26,157)	(16,854)
Total liabilities and stockholders’ deficit	$22,450	$16,520

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
OPERATING REVENUES:
Cloud software and service revenue	$4,019	$3,326	$7,796	$4,878

Total operating revenues	4,019	3,326	7,796	4,878

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	1,553	1,434	3,042	2,182
Selling, general and administrative expense	2,127	1,965	3,915	2,976
Legal and professional fees	1,175	255	1,749	513
Bad debt expense	2	4	15	4
Depreciation and amortization expense	481	432	974	593
Total operating expenses	5,338	4,090	9,695	6,268

OPERATING LOSS	(1,319)	(764)	(1,899)	(1,390)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	(3,425)	(160)	1,009	18
Loss on extinguishment of debt	(5,480)	-	(5,480)	-
Gain (loss) on settlement of debt	-	197	-	197
Income tax benefit (expense)	(41)	(51)	(119)	(59)
Other income (expense)	1	-	(2)	-
Interest expense	(1,380)	(1,202)	(2,887)	(1,502)
Total other income (expense)	(10,325)	(1,216)	(7,479)	(1,346)

NET LOSS INCLUDING NONCONTROLLING INTEREST	(11,644)	(1,980)	(9,378)	(2,736)

Less: Net loss attributable to the noncontrolling interests	602	30	760	65

NET LOSS ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	(11,042)	(1,950)	(8,618)	(2,671)

Deemed dividend on Series A Convertible preferred stock	(5)	(5)	(10)	(10)

NET LOSS ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(11,047)	$(1,955)	$(8,628)	$(2,681)

LOSS PER COMMON SHARE - BASIC	$(0.08)	$(0.02)	$(0.06)	$(0.02)

LOSS PER COMMON SHARE - DILUTED	$(0.08)	$(0.02)	$(0.06)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	139,203,973	122,706,601	138,963,449	121,578,716

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	139,203,973	122,706,601	138,963,449	121,578,716

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended January 31, 2022

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Preferred										Additional		Other
	Convertible								Common		Paid-in	Accumulated	Comprehensive	Stockholders	Noncontrolling
	Series A Shares	Par	Series B Shares	Par	Series C Shares	Par	Series F Shares	Par	Shares	Par	Capital	Deficit	Income	Deficit	Interest	Totals

BALANCE, July 31, 2021	225,000	-	425,442	-	55,400	-	100	-	138,538,039	$139	$89,100	$(105,380)	$1	$(16,140)	$(714)	$(16,854)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	24	-	-	24	-	24
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	600,000	-	38	-	-	38	-	38
Dividends declared	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Ioss	-	-	-	-	-	-	-	-	-	-	-	2,424	-	2,424	(158)	2,266
BALANCE, October 31, 2021	225,000	-	425,442	-	55,400	-	100	-	139,138,039	$139	$89,157	$(102,956)	$1	$(13,659)	$(872)	$(14,531)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	23	-	-	23	-	23
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	600,000	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Ioss	-	-	-	-	-	-	-	-	-	-	-	(11,042)	-	(11,042)	(602)	(11,644)
BALANCE, January 31, 2022	225,000	-	425,442	-	55,400	-	100	-	139,738,039	$139	$89,175	$(113,998)	$1	$(24,683)	$(1,474)	$(26,157)

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended January 31, 2021

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Preferred								Additional		Other
	Convertible						Common		Paid-in	Accumulated	Comprehensive	Stockholders	Noncontrolling
	Series A Shares	Par	Series B Shares	Par	Series F Shares	Par	Shares	Par	Capital	Deficit	Income	Deficit	Interest	Totals

BALANCE, July 31, 2020	225,000	-	407,477	-	100	-	101,323,590	$101	$86,364	$(88,697)	$1	$(2,231)	$(382)	$(2,613)
Amortization of employee stock options	-	-	-	-	-	-	-	-	20	-	-	20	-	20
Common stock issued for services, to employees	-	-	-	-	-	-	7,858,820	8	257	-	-	265	-	265
Common stock issued for services	-	-	-	-	-	-	2,000,000	2	56	-	-	58	-	58
Common stock issued for debt conversion	-	-	-	-	-	-	10,000,000	10	147	-	-	157	-	157
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	1,000,000	1	44	-	-	45	-	45
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	111	-	-	111	-	111
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	205	-	-	205	-	205
Dividends declared	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Ioss	-	-	-	-	-	-	-	-	-	(721)	-	(721)	(35)	(756)
BALANCE, October 31, 2020	225,000	-	407,477	-	100	-	122,182,410	$122	$87,199	$(89,418)	$1	$(2,096)	$(417)	$(2,513)
Amortization of employee stock options	-	-	-	-	-	-	-	-	33	-	-	33	-	33
Common stock issued for settlement of accounts payable	-	-	-	-	-	-	1,000,000	1	59	-	-	60	-	60
Common stock issued for debt conversion	-	-	-	-	-	-	10,676,765	11	243	-	-	254	-	254
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	500,000	-	24	-	-	24	-	24
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	30	-	-	30	-	30
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	383	-	-	383	-	383
Dividends declared	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Ioss	-	-	-	-	-	-	-	-	-	(1,950)	-	(1,950)	(30)	(1,980)
BALANCE, January 31, 2021	225,000	-	407,477	-	100	-	134,359,175	$134	$87,966	$(91,368)	$1	$(3,267)	$(447)	$(3,714)

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended January 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,378)	$(2,736)
Adjustments to reconcile net loss to cash (used in)/provided by operating activities:
Depreciation and amortization expense	974	593
Stock compensation and warrant expense	47	376
Bad debt expense	15	4
Amortization of ROU Asset - operating	92	64
Amortization of debt discount	1,605	859
(Gain) on derivative liabilities	(1,009)	(18)
Loss on extinguishment of debt	5,480	-
(Gain) on settlement of debt	-	(197)
Accrued interest added to principal	40	-
Changes in operating assets and liabilities:
Accounts receivable	110	(136)
Prepaid expenses and other current assets	(12)	(70)
Inventory	27	22
Right of use operating lease liability	(92)	(64)
Accounts payable	484	(179)
Accrued expenses	631	954
Deferred income	(17)	49
Net cash used in operating activities	(1,003)	(479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(65)	(182)
Proceeds from Nexogy	162	-
Acquisition of VoIP assets, net of cash received	(4,100)	(10,108)
Net cash used in investing activities	(4,003)	(10,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from convertible debt, net of original issuance cost and discounts	707	558
Borrowings from debt, net of original issuance cost and discounts	6,000	13,036
Principal payments on debt, net	-	(1,330)
Principal payments on convertible notes, net	0	(101)
Principal payments on related party notes, net	(328)	(169)
Principal payment on equipment financing	(18)	(35)
Net cash provided by financing activities	6,361	11,959

INCREASE IN CASH AND CASH EQUIVALENTS	1,355	1,190
CASH AND CASH EQUIVALENTS, beginning of period	1,489	685
CASH AND CASH EQUIVALENTS, end of period	$2,844	$1,875
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$861	$415
Income tax paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued interest rolled into principal	$319	$148
Incentive earnout adjustment on Active PBX acquisition	$121	$-
Stock issued with convertible debt - debt discount	$-	$69
Beneficial conversion feature on convertible debt	$-	$141
Debt discount from common stock issued with debt	$38	$-
Debt discount from derivative liabilities	$60	$6,462
Promissory note reclassed to convertible debt	$-	$15
Capitalization of ROU assets and liabilities - operating	$-	$254
Common Stock issued for debt conversion	$-	$411
Common Stock issued for accounts payable	$-	$60
Dividend declared	$10	$10
Derivative liability resolved to APIC due to debt conversion	$-	$588

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

Treasury Shares

As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 25,000,000 treasury shares for consideration for future conversions and exercise of warrants, for convertible notes with fixed conversion price, notes with variable conversion feature with a floor and warrants with a conversion price floor. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of January 31, 2022, we believe that the treasury share reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

Basic and diluted net income (loss) per share.

The basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the quarter ended January 31, 2022, and the year ended July 31, 2021, potential dilutive securities including options and warrants were not included in the calculation of diluted net loss per common share. Potential dilutive securities, which are not included in dilutive weighted average shares are as follows:

	1/31/2022	7/31/2021
Options to purchase common stock	9,230,000	9,230,000
Warrants to purchase common stock	109,291,179	109,506,179
Convertible debt	26,653,354	20,506,684
Convertible Series A Preferred stock	750,000	750,000
Convertible Series B Preferred stock	25,152,847	24,936,847
Convertible Series C Preferred stock	30,742,369	30,478,369
Total:	201,819,749	195,408,079

Customers and Suppliers

We rely on various suppliers to provide services in connection with our VOIP and UCaaS offerings. Our customers include businesses in various industries including Healthcare, Banking, Financial Services, Legal, Real Estate, and Construction. We are not dependent upon any single supplier or customer.

During the six months ended January 31, 2022, and 2021, the Company did not derive a significant amount of revenue from one single customer.

As of the six months ended January 31, 2022, and 2021, the Company did not derive a significant number of accounts receivable from one single customer.

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

Disaggregation of Cloud software and service revenue

Summary of disaggregated revenue is as follows (in thousands):

	For the Three Months ended January 31,		For the Six Months ended January 31,
	2022	2021	2022	2021

Cloud software and service revenue	$3,966	$3,226	$7,669	$4,774
Product revenue	53	100	127	104
Total operating revenues	$4,019	$3,326	$7,796	$4,878

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of January 31, 2022, and July 31, 2021, were $8,246 and $17,661, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of January 31, 2022, and July 31, 2021, were $2,994 and $19,984, respectively.

Customer deposits

The Company in some instances requires customers to make deposits for equipment, installation charges and training. As equipment is installed and training takes places the deposits are then applied to revenue. As of January 31, 2022, and July 31, 2021, Digerati’s customer deposits balance was $0 and $0, respectively.

Costs to Obtain a Customer Contract

Sales commissions are paid upon collections of related revenue and are expensed during the same period. Sales commissions for the six months ended January 31, 2022, and January 31, 2021, were $654,070 and $260,050, respectively.

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

Our derivative liabilities as of January 31, 2022 and July 31, 2021 are approximately $15,824,000 and $16,773,000, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

Fair value measurements at reporting date using.
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		liabilities	inputs	inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Convertible promissory notes derivative liability at July 31, 2021	$16,773,383	-	-	$16,773,383

Convertible promissory notes derivative liability at January 31, 2022	$15,824,793	-	-	$15,824,793

The fair market value of all derivatives during the year ended July 31, 2021 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	125.60% - 283.01%
Risk-free interest rate	0.05% - 1.65%
Expected term	0.03 - 10.00 years

The fair market value of all derivatives during the six months ended January 31, 2022 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	81.43% - 250.19%
Risk-free interest rate	0.03% - 1.79%
Expected term	0.05 - 9.50 years

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2020	$606,123
Derivative from new convertible promissory notes recorded as debt discount	6,820,108
Derivative liability resolved to additional paid in capital due to debt conversion	(588,097)
Derivative loss	9,935,249
Balance at July 31, 2021	$16,773,383
Derivative from new convertible promissory notes recorded as debt discount	60,292
Derivative liability resolved to additional paid in capital due to debt conversion	-
Derivative gain	(1,008,882)
Balance at January 31, 2022	$15,824,793

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

For the six months ending January 31, 2022, and 2021, the Company accounted for a noncontrolling interest of $760,000 and $65,000, respectively. Additionally, one of the buyers serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

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

NOTE 2 – GOING CONCERN

Financial Condition

The Company’s consolidated financial statements for the six months ending January 31, 2022, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, the Company has incurred net losses and accumulated a deficit of approximately $113,998,000 a working capital deficit of approximately $22,102,000 and total liabilities of $48,607,000, which includes $15,824,000 in derivative liabilities, which raises substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Management believes that available resources as of January 31, 2022, will not be sufficient to fund the Company’s operations and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

The Company used $14,000,000 of the credit facility for the payment of approximately $9.452 million for the purchase price for the merger of Nexogy, $1.190 million for the purchase price and transaction fees of certain assets of ActiveServe, Inc., $1.487 million for the payment in full of outstanding debts owed and accrued interest to various creditors, the payment of approximately $464,000 paid to Post Road, and recognized as deferred financing cost, and will be amortized over the terms of the notes. In addition, the Company expensed $430,000 in legal fees associated to the acquisitions and financing.

On December 20, 2021, T3 Nevada and Post Road entered into an amendment to the Credit Agreement (the “Amendment”) in connection with which T3 Nevada issued an Amended and Restated Term Loan A Note (the “A&R Term Loan A Note”) in replacement of the Term Loan A Note. Under the First Amendment, the Term Loan B Note principal of $3,500,000, accrued interest of $187,442, and amendment fee of $1,418,744 were recapitalized under the revised A&R Term Loan A Note).

Pursuant to the First Amendment, the proceeds of $6,000,000 were used to fund the acquisition of SkyNet assets and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Amendment. Under the first amendment, total new balance of the revised Term Loan A was $22,168,515.

Subsequently, on February 4, 2022, T3 Nevada and Post Road entered into a Credit Agreement in connection with which T3 Nevada issued a Term Loan C Note, Pursuant to the Credit Agreement, Post Road provided T3 Nevada with a secured loan of $10,000,000. The proceeds $10,000,000 were used to fund the acquisition of Next Level Internet and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Amendment.

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

Digerati’s consolidated financial statements as of January 31, 2022, do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at January 31, 2022, and July 31, 2021:

	Gross
	Carrying	Accumulated	Net Carrying
January 31, 2022	Value	Amortization	Amount

NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(32,682)	7,318
Customer relationships, 7 years	1,480,262	(804,651)	675,611
Customer relationships 7 years	7,688,000	(1,019,643)	6,668,357
Trademarks, 7 years	4,494,000	(512,410)	3,981,590
Non-compete, 2 & 3 years	465,000	(162,500)	302,500
Marketing & Non-compete, 5 years	800,263	(599,986)	200,277
Total Define-lived Assets	15,117,525	(3,281,872)	11,835,653
Goodwill, Indefinite	5,273,254	-	5,273,254
Balance, January 31, 2022	$20,390,779	$(3,281,872)	$17,108,907

	Gross
	Carrying	Accumulated	Net Carrying
July 31, 2021	Value	Amortization	Amount

NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(28,672)	11,328
Customer relationships, 7 years	1,480,000	(698,934)	781,066
Customer relationships 7 years	5,310,000	(611,786)	4,698,214
Trademarks, 7 years	2,870,000	(307,500)	2,562,500
Non-compete, 2 & 3 years	291,000	(97,500)	193,500
Marketing & Non-compete, 5 years	800,000	(520,000)	280,000
Total Define-lived Assets	10,941,000	(2,414,392)	8,526,608
Goodwill, Indefinite	3,931,298	-	3,931,298
Balance, July 31, 2021	$14,872,298	$(2,414,392)	$12,457,906

Total amortization expense for the six months ended January 31, 2022, and 2021 was $867,480 and $436,715, respectively.

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

During the six months ended January 31, 2022, the Company extended the expiration date until July 31, 2025, on 1,150,000 previously issued stock options to various employees, the exercise price of these options was set at $0.11 per share, the modification of these stock options created a nominal expense to the Company.

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

During the six months ended January 31, 2021 Digerati recognized $247,287 in stock compensation expense to employees as part of the Company’s Non-Standardized profit-sharing plan contribution and other stock compensation to employees.

The Company recognized approximately $46,788 and $53,455 in stock-based compensation expense for stock options to employees for the six months ended January 31, 2022 and 2021, respectively. Unamortized compensation stock option cost totaled $149,047 and $224,562 at January 31, 2022 and January 31, 2021, respectively.

A summary of the stock options as of January 31, 2022, and July 31, 2021, and the changes during the six months ended January 31, 2022, are presented below:

			Weighted average
		Weighted average	remaining contractual
	Options	exercise price	term (years)

Outstanding at July 31, 2021	9,230,000	$0.17	2.93
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at January 31, 2022	9,230,000	$0.17	2.44
Exercisable at January 31, 2022	6,807,419	$0.21	1.94

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 9,230,000 and 9,230,000 stock options outstanding at January 31, 2022, and July 31, 2021, was $359,160 and $392,891, respectively.

The aggregate intrinsic value of 6,807,419 and 6,091,863 stock options exercisable at January 31, 2022, and July 31, 2021, was $113,927 and $91,978, respectively.

NOTE 5 – WARRANTS

During the six months ended January 31, 2022, the Company did not issue any warrants.

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

A summary of the warrants as of January 31, 2022, and July 31, 2021, and the changes during the six months ended January 31, 2022, are presented below:

			Weighted average
		Weighted average	remaining contractual
	Warrants	exercise price	term (years)

Outstanding at July 31, 2021	109,506,179	$0.01	9.17
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(215,000)	$0.13	-
Outstanding at January 31, 2022	109,291,179	$0.01	8.68
Exercisable at January 31, 2022	82,065,885	$0.01	8.67

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 109,291,179 and 109,506,179 warrants outstanding at January 31, 2022 and July 31, 2021 was $13,822,091 and $14,795,002, respectively.

The aggregate intrinsic value of 82,065,885 and 82,280,885 warrants exercisable at January 31, 2022 and July 31, 2021 was $10,375,653 and $11,108,930, respectively.

Warrant expense for the six months ended January 31, 2022 and 2020 was $0 and $0, respectively. Unamortized warrant expense totaled $0 and $0 respectively as of January 31, 2022 and July 31, 2021.

For the six months ended January 31, 2022, 215,000 warrants expired with an average exercise price of $0.13.

NOTE 6 – NOTES PAYABLE NON-CONVERTIBLE

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. The maturity date was extended multiple times and on February 26,2022, the lender agreed to extend the maturity until July 31, 2022. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. The outstanding balance as of January 31, 2022, and July 31, 2021, was $50,000.

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

During the six months ended January 31, 2022, the Company amortized $1,294,201 of the total debt discount as interest expense for the Term Loan A Note and the Term Loan B Note. The total debt discount outstanding on the notes as of January 31, 2022, and July 31, 2021, were $0 and $5,355,322, respectively.

Term Loan A Note has maturity dates of November 17, 2024, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan A is non-amortized (interest only payments) through the maturity date and contains an option for the Company to pay interest in kind (PIK) for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three.

Term Loan B had a maturity date of December 31, 2021, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan B is non-amortized (interest only payments) through the maturity date and contains an option for the Company to pay interest in kind (PIK) for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three. The Term Loan B was recapitalized under the revised A&R Term Loan A Note as indicated below.

On December 20, 2021, T3 Nevada and Post Road entered into an amendment to the Credit Agreement (the “Amendment”) in connection with which T3 Nevada issued an Amended and Restated Term Loan A Note (the “A&R Term Loan A Note”) in replacement of the Term Loan A Note. Under the First Amendment, the Term Loan B Note principal of $3,500,000, accrued interest of $187,442, and amendment fee of $1,418,744 were recapitalized under the revised A&R Term Loan A Note.

Pursuant to the First Amendment, the additional proceeds of $6,000,000 were used to fund the acquisition of SkyNet assets and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Amendment. The Company evaluated the amendment and the recapitalization of the notes and accounted for these changes as an extinguishment of debt and recognized a loss on extinguishment of debt of $5,479,865, the loss is composed of the full amortization debt discount of $4,061,121, and the amendment fees of $1,418,744.

The A&R Term Loan A Note has maturity dates of November 17, 2024, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). The principal balance and accrued PIK interest outstanding on the A&R Term Loan A Note were $22,168,515 and $78,937, respectively as of January 31, 2022.

Subsequently, on February 4, 2022, T3 Nevada and Post Road entered into a Credit Agreement in connection with which T3 Nevada issued a Term Loan C Note, Pursuant to the Credit Agreement, Post Road provided T3 Nevada with a secured loan of $10,000,000. The proceeds $10,000,000 were used to fund the acquisition of Next Level Internet and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Amendment.

The Term Loan C Note has maturity dates of August 4, 2023, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%).

The Credit Agreement contains customary representations, warranties, and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operation of the business and properties of the loan parties as well as financial performance. Below are key covenants requirements, (measured quarterly):

1.	Maximum Allowed - Senior Leverage Ratio of 4.06 to 1.00
2.	Minimum Allowed - EBITDA of $912,665
3.	Minimum Allowed - Liquidity of $1,500,000
4.	Maximum Allowed - Capital Expenditures of $94,798
5.	Minimum Allowed – Fixed Charge Coverage Ratio of 1.5 to 1.00

Under the second amendment to the Credit Agreement, dated as of February 4, 2022, the Company and the lender agreed to defer the financial covenants requirements testing mentioned above until April 30, 2022.

T3 Nevada’s obligations under the Credit Agreement are secured by a first-priority security interest in all of the assets of T3 Nevada and guaranteed by the other subsidiaries of the Company pursuant to the Guaranty and Collateral Agreement, dated November 17, 2020, subsequently amended on December 31, 2021, and February 4, 2022, by and among T3 Nevada, the Company’s other subsidiaries, and Post Road Administrative LLC (the “Guaranty and Collateral Agreement”). In addition, T3 Nevada’s obligations under the Credit Agreement are, pursuant to a Pledge Agreement (the “Pledge Agreement”), secured by a pledge of a first priority security interest in T3 Nevada’s 100% equity ownership of each of T3 Nevada’s operating companies.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2022, and 2021, the Company provided VoIP Hosted and fiber services to a Company owned by one of the Board members of T3 Communications, Inc., for $94,815 and $84,700, respectively.

On November 17, 2020, as a result of the of the acquisition of ActiveServe’s asset, the two sellers became related parties as they continued to be involved as consultants to manage the customer relationship, the Company paid on an annual basis $90,000 to each of the consultants. These agreements expired as of January 17, 2022, and the parties agreed not to extend. A of January 31, 2022, there’s no balance outstanding under the consulting agreements. In addition, part of the Purchase Price is payable in 8 equal quarterly payments to the sellers. During the six months ended January 31, 2022, the Company paid $327,509 of the principal balance outstanding. In addition, on January 7, 2022, the Company recognized a reduction of $120,621 on the note balance due to the sellers not achieving certain requirement under the “Customer renewal Value”. As a result, the Company recognized a reduction of $120,621 in the Goodwill value associated with the ActiveServe asset acquisition. The total principal outstanding on the notes as of January 31, 2022, and July 31, 2021, were $686,160 and $1,134,291, respectively.

On December 31, 2021, as a result of the of the acquisition of Skynet’s asset, the two sellers became related parties as they continued to be involved as consultants for 12 months to manage the customer relationship, the Company will pay on an annual basis $100,000 to each of the consultants. A of January 31, 2022, there’s no balance outstanding under the consulting agreements. Part of the Purchase Price of $600,000 (the “Earn-out Amount”) was retained by the Company at the Closing and will be paid to Seller in 6 equal quarterly payments. An additional $100,000 (the “Holdback Amount”) was retained by the Company at the Closing and will be paid to Seller in accordance with the Purchase Agreement. The total principal outstanding on the notes as of January 31, 2022, was $700,000.

Acquisition Payable

As part of the acquisition of Skynet’s assets, the Company will pay to the Seller’s a $1,000,000 (the “Share Payment”) by issuance of restricted shares of the Company’s common stock to the Owners. The Share Payment will be made via the issuance of shares on the earlier of (i) the effective date of that certain Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on August 11, 2021 (in which case the stock will be valued at the price set forth in the prospectus that is a part of such Registration Statement, without underwriter discounts) and (ii) 180 days after December 31, 2021 (in which case the stock will be valued at the average of the last transaction price on the OTCQB for each of the 10 trading days immediately preceding such issuance date). The total principal outstanding on the acquisitions payable as of January 31, 2022, was $1,000,000.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At January 31, 2022, and July 31, 2021, convertible notes payable consisted of the following:

	January 31,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2022	2021

On October 13, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $330,000, annual interest rate of 8% and an original maturity date of October 13, 2021, the maturity date was extended until December 15, 2021 and subsequently the maturity date was extended until July 31, 2022. After payment of transaction-related expenses and closing fees of $32,000, net proceeds to the Company from the Note totaled $298,000. The Company recorded $32,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 1,000,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $45,003 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $134,423 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized $17,620 as interest expense during the six months ended January 31, 2022. The total unamortized discount on the Note as of January 31, 2022, and July 31, 2021, were $0 and $17,620, respectively. The total principal balance outstanding as of January 31, 2022 and July 31, 2021 was $165,000. (See below variable conversion terms No.1)	$165,000	$165,000

On January 27, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of January 27, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $24,368 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $44,368 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.05 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On January 17, 2022, the lender agreed to extend the maturity date until July 31, 2022. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $25,000 and recognizing $25,000 as interest expense at the time of the extension. The Company amortized $34,368 as interest expense during the six months ended January 31, 2022. The total unamortized discount on the Note as of January 31, 2022 and July 31, 2021, were $0 and $34,368, respectively. The total principal balance outstanding as of January 31, 2022 and July 31, 2021, were $275,000 and $250,000, respectively.	275,000	250,000

On April 14, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of April 14, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $63,433 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $96,766 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized $80,100 as interest expense during the six months ended January 31, 2022. The total unamortized discount on the Note as of January 31, 2022 and July 31, 2021, were $26,699 and $106,799, respectively. The total principal balance outstanding as of January 31, 2022 and July 31, 2021, was $250,000.	250,000	250,000

On August 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, annual interest rate of 8% and a default interest rate of 20%, and a maturity date of August 31, 2022. In connection with the execution of the note, the Company issued 150,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $13,635 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized as interest expense during the six months ended January 31, 2022, $5,680. The total unamortized discount on the Note as of January 31, 2022, was $7,955. The total principal balance outstanding as of January 31, 2022, was $75,000.	75,000	-

On September 29, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, annual interest rate of 8% and a default interest rate of 20%, and a maturity date of September 29, 2022. In connection with the execution of the note, the Company issued 150,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $10,788 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized $3,596 as interest expense during the six months ended January 31, 2022. The total unamortized discount on the Note as of January 31, 2022, was $7,192. The total principal balance outstanding as of January 31, 2022, was $75,000.	75,000	-

On October 22, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $150,000, annual interest rate of 8% and a default interest rate of 20%, and a maturity date of October 22, 2022. In connection with the execution of the note, the Company issued 300,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $13,965 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized $3,492 as interest expense during the six months ended January 31, 2022. The total unamortized discount on the Note as of January 31, 2022, was $10,473. The total principal balance outstanding as of January 31, 2022, was $150,000.	150,000	-
Total convertible notes payables non-derivative :	$990,000	$665,000

CONVERTIBLE NOTES PAYABLE - DERIVATIVE

On July 27, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, annual interest rate of 8% and a maturity date of March 27, 2021. After payment of transaction-related expenses and closing fees of $35,000, net proceeds to the Company from the Note totaled $240,000. The Company recorded these discounts and cost of $35,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $11,626 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.05 (five) cents or (b). 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. The Company recognized $61,678 of derivative liability and directly amortized all associated debt discount of $61,678 as interest expense. On July 31, 2021, the holder agreed to extend the maturity date until January 31, 2022. Subsequently, on February 14, 2022, the holder agreed to extend the maturity date until July 31, 2022. The total principal balance outstanding as of January 31, 2022, and July 31, 2021, was $355,000.	355,000	355,000

On January 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $80,235, annual interest rate of 8% and a maturity date of February 17, 2022. Subsequently, on March 7, 2022, the holder agreed to extend the maturity date until July 31, 2022. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $61,819, of which $61,819 was recorded as debt discount and amortized over the term of the note. The Company amortized $27,840 of debt discount as interest expense during the six months ended January 31, 2022. The total unamortized discount on the Note as of January 31, 2022, and July 31, 2021, were $0 and $27,840, respectively. The total principal balance outstanding as of January 31, 2022, and July 31, 2021, was $80,235.	80,235	80,235

On February 17, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $175,000, annual interest rate of 8% and a maturity date of February 17, 2022. After payment of transaction-related expenses and closing fees of $5,000, net proceeds to the Company from the Note totaled $170,000. Additionally, the Company recorded $5,000 as a discount to the Note and amortized over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $346,091, of which $170,000 was recorded as debt discount and amortized over the term of the note, and $176,091 was recorded as day 1 derivative loss. The total unamortized discount on the Note as of January 31, 2022, and July 31, 2021, were $14,576 and $102,083, respectively. The Company amortized $87,507 of debt discount as interest expense during the six months ended January 31, 2022. The total principal balance outstanding as of January 31, 2022, and July 31, 2021, was $175,000. Subsequently, on March 7, 2022, the Company paid in full the total principal balance outstanding of $175,000 and accrued interest and prepayment penalty of $30,000.	175,000	175,000

On April 15, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $113,000, annual interest rate of 8% and a maturity date of January 15, 2022. After payment of transaction-related expenses and closing fees of $13,000, net proceeds to the Company from the Note totaled $100,000. Additionally, the Company recorded $13,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 100,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $14,138 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.15 (fifteen) cents or (b). seventy-five percent (75%) of the lowest traded price in the prior fifteen (15) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”). Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $64,561, of which $42,822 was recorded as debt discount and amortized over the term of the note. On January 15, 2022, the lender agreed to extend the maturity date until March 31, 2022. As consideration for the extension on the note, the Company agreed to add $15,000 to the principal amount outstanding and recognized $15,000 as interest expense. The total unamortized discount on the Note as of January 31, 2022, and July 31, 2021, were $0 and $50,945, respectively. The Company amortized $50,945 of debt discount as interest expense during the six months ended January 31, 2022. The total principal balance outstanding as of January 31, 2022, and July 31, 2021, were, $128,000 and $113,000, respectively.	128,000	113,000

On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, annual interest rate of 8% and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 300,000 shares of our common stock to the note holder. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $55,866. The Company recorded $30,146 debt discount from derivative. The total unamortized discount on the Note as of January 31, 2022, was $56,446. The Company amortized $0 of debt discount as interest expense during the six months ended January 31, 2022. The total principal balance outstanding as of January 31, 2022, was $230,000.	230,000	-

On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, annual interest rate of 8% and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 300,000 shares of our common stock to the note holder. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $55,866. The Company recorded $30,146 debt discount from derivative. The total unamortized discount on the Note as of January 31, 2022, was $56,446. The Company amortized $0 of debt discount as interest expense during the six months ended January 31, 2022. The total principal balance outstanding as of January 31, 2022, was $230,000.	230,000
Total convertible notes payable - derivative:	$1,198,235	$723,235

Total convertible notes payable derivative and non-derivative	2,188,235	1,388,235
Less: discount on convertible notes payable	(179,787)	(339,654)
Total convertible notes payable, net of discount	2,008,448	1,048,581
Less: current portion of convertible notes payable	(2,008,448)	(1,048,581)
Long-term portion of convertible notes payable	$-	$-

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

The total unamortized discount on the convertible notes as of January 31, 2022, and July 31, 2021, were $179,787 and $339,654, respectively. The total principal balance outstanding as of January 31, 2022, and July 31, 2021, were $2,188,235 and $1,388,235, respectively. During the six months ended January 31, 2022, and January 31, 2021, the Company amortized $311,148 and $339,845, respectively, of debt discount as interest expense.

NOTE 9 - LEASES

The leased properties have a remaining lease term of twelve to thirty-seven months as of August 1, 2021. At the option of the Company, it can elect to extend the term of the leases. See table below:

Location	Annual Rent	Lease Expiration Date	Business Use	Approx. Sq. Ft.

825 W. Bitters, Suite 104, San Antonio, TX 78216	$26,529	Jul-22	Executive offices	1,546
8023 Vantage Dr., Suite 660, San Antonio, Texas 78230	$49,752	Sep-22	Office space	2,843
1610 Royal Palm Avenue, Suite 300, Fort Myers, FL 33901	$82,102	Dec-25	Office space and network facilities	6,800
2121 Ponce de Leon Blvd., Suite 200, Coral Gables FL 33134	$164,475	Jul-22	Office space & wireless internet network	4,623
7218 McNeil Dr., FL-1, Austin, TX 78729	$21,000	Mar-24	Network facilities	25
6606 Lyndon B. Johnson, Fwy., FL1, Suite 125, Dallas, TX 75240	$14,200	May-22	Network facilities	25
9701 S. John Young Parkway, Orlando, FL 32819	$30,528	May-23	Network facilities	540
50 NE 9th St, Miami, FL 3313	$49,560	May-23	Network facilities	25
350 NW 215 St., Miami Gardens, FL 33169	$23,403	May-22	Wireless internet network	100
8333 NW 53rd St, Doral, FL 33166	$13,612	Jul-25	Wireless internet network	100
100 SE 2nd Street, Miami, FL 33131	$36,024	Jan-24	Wireless internet network	100
9055 SW 73rd Ct, Miami, FL 33156	$8,674	Dec-23	Wireless internet network	100
9517 Fontainebleau Blvd., Miami, FL 33172	$11,860	Aug-24	Wireless internet network	100

The Company has not entered into any sale and leaseback transactions during the six months ended January 31, 2022

In December 2021, as part of the acquisition of SkyNet’s assets, the Company assumed an office lease in San Antonio, Texas. The lease is identified in the table above. The lease expires in September 2022, and at the option of the Company, the lease can be extended for a period of five years, with a base rent at the prevailing market rate at the time of the renewal.

In January 2021, the Company entered into a new office lease, with a monthly base lease payment and applicable shared expenses of $4,750 and $2,140, respectively. The base rent will increase on an annual basis by 2% of the base lease payment. The lease expires on January 1, 2026, and at the option of the Company, the lease can be extended for one (1) five (5) year term with a base rent at the prevailing market rate at the time of the renewal.

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

Amounts recognized on July 31, 2021, and January 31, 2022, for operating leases are as follows:

ROU Asset	July 31, 2021	$934,260
Amortization		$(91,587)
Addition - Asset		$44,476
ROU Asset	January 31, 2022	$887,149

Lease Liability	July 31, 2021	$934,260
Amortization		$(91,587)
Addition - Liability		$44,476
Lease Liability	January 31, 2022	$887,149

Lease Liability	Short term	$514,672
Lease Liability	Long term	$372,477
Lease Liability	Total:	$887,149

Operating lease cost:	$251,003

Cash paid for amounts included in the measurement of lease labilities

Operating cashflow from operating leases:	$251,003

Weighted-average remain lease term-operating lease:	2.8 years

Weighted-average discount rate	5.0%

For the period ended January 31, 2022, the amortization of operating ROU assets was $91,587.

For the period ended January 31, 2022, the amortization of operating lease liabilities was $91,587.

The future minimum lease payment under the operating leases are as follows:

Lease
Period Ending July, 31	Payments
2022 (remaining 6 Months)	$441,922
2023	260,370
2024	163,305
2025	112,991
2026	-
Total:	$978,588

NOTE 10 – PREFERED STOCK

CONVERTIBLE SERIES A PREFERRED STOCK

In March 2019, the Company’s Board of Directors designated and authorized the issuance up to 1,500,000 shares of the Series A Preferred Stock. Each share of Series A Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”) and are entitled to a dividend at an annual rate of eight percent (8%) per share. The Company had 225,000 shares of the Convertible Series A Preferred Stock outstanding as of January 31, 2022. During the six months ending January 31, 2022, the Company declared a dividend of $10,000 and had $48,000 as accumulated dividends as of January 31, 2022.

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

During the six months ended January 31, 2022, the Company evaluated Series A Convertible Preferred Stock and concluded that none of the mandatory conversion events occurred during the period and determined that the convertible shares were classified as equity instruments.

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

The Company had 425,442 shares of Convertible Series B Preferred Stock outstanding as of January 31, 2022. No dividends are payable on the Convertible Series B Preferred Stock.

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

During the six months ended January 31, 2022, the Company evaluated Series B Convertible Preferred Stock and concluded that none of the mandatory conversion events occurred during the period and determined that the convertible shares were classified as equity instruments.

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

The Company had 55,400 shares of Convertible Series C Preferred Stock outstanding as of January 31, 2022. No dividends are payable on the Convertible Series C Preferred Stock.

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

The Company had 100 shares outstanding of the Series F Super Voting Preferred Stock as of January 31, 2022. No dividends are payable on the Series F Super Voting Preferred Stock.

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

Conversion. No conversion rights apply to the Series F Preferred Stock.

NOTE 11 – EQUITY

During the six months ended January 31, 2022, the Company issued the following shares of common stock:

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

On January 21, 2022, the Company secured two promissory notes for $460,000, with a maturity date of October 21, 2022, and annual interest rate of 8%. In conjunction with the promissory notes, we issued 600,000 shares of common stock.

Subsequently, on February 14, 2022, the Company entered into a note extension agreement, and as consideration for the extension, the Company issued 250,000 shares of common stock. At the time of issuance, the Company recognized the fair market value of the shares of $34,150 as interest expense. In addition, the Company agreed to add $75,000 to the principal amount outstanding and the Company recognized $75,000 as interest expense.

NOTE 12 – ACQUISTION

On December 31, 2021, our indirect, wholly owned subsidiary, Shift8 Networks, Inc., a Texas corporation (“Shift8”), executed and closed on an Asset Purchase Agreement (the “Purchase Agreement”) with Skynet Telecom LLC, a Texas limited liability company (“Seller” “Skynet”), and Paul Golibart and Jerry Ou, each an individual resident in the State of Texas (each, an “Owner” and collectively, the “Owners”). The Company also executed the Purchase Agreement.

Pursuant to the Purchase Agreement, Shift8 acquired the customer base, certain equipment, certain intellectual property, inventory, contract rights, software and other licenses and miscellaneous assets used in connection with the operation of Seller’s communications business, including but not limited to subscriber-based Interconnected Voice Over Internet Protocol communication services (“I-VoIP”), Unified Cloud Communications Services (“UCCS”), and IPPBX based systems of telephony (collectively, the “Purchased Assets”).

The aggregate purchase price for the Purchased Assets was $5,800,000, subject to adjustment as provided in the Purchase Agreement (the “Purchase Price”). An amount of $4,100,000 in cash, subject to a Net Working Capital Adjustment as defined in the Purchase Agreement, was paid by Shift8 on the Closing Date. Included within the $4.1 million cash payment were amounts paid by Shift8 directly to creditors of the Seller as set forth in payoff letters. An additional $600,000 (the “Earn-out Amount”) was retained by Shift8 at the Closing and will be paid to Seller in accordance with the Purchase Agreement. An additional $100,000 (the “Holdback Amount”) was retained by Shift8 at the Closing and will be paid to Seller in accordance with the Purchase Agreement. Finally, $1,000,000 (the “Share Payment”) will be paid by Shift8 to Seller by issuance of restricted shares of the Company’s common stock to the Owners. The Share Payment will be made via the issuance of shares on the earlier of (i) the effective date of that certain Registration Statement on Form S-1 (File No. 333-258733) filed by the Company with the Securities and Exchange Commission on August 11, 2021 (in which case the stock will be valued at the price set forth in the prospectus that is a part of such Registration Statement, without underwriter discounts) and (ii) 180 days after December 31, 2021 (in which case the stock will be valued at the average of the last transaction price on the OTCQB for each of the 10 trading days immediately preceding such issuance date).

The acquisition was accounted for under the purchase method of accounting, with Digerati identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by Digerati was allocated to customer contracts acquired and intangible assets based on their estimated fair values as of December 31, 2020. Allocation of the purchase price is based on the best estimates of management.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Skynet Asset Acquisition. The allocation of fair values is preliminary and is subject to change in the future during the measurement period.

Skynet
(in thousands)

Accounts receivable, net	$124
Inventory	8
Intangible assets and Goodwill	5,800
Property and Equipment, net	16
Operating lease right-of-use asset	45
Deposits and other assets	6
Total identifiable assets	$5,999

Less: Liabilities assumed	199
Total Purchase price	$5,800

The following table summarizes the cost of intangible assets related to the acquisition:

	Skynet	Useful Life
	(in thousands)	(in Years)

Customer Relationships	$2,378	7
Trade Names and Trademarks	1,624	7
Non-Compete Agreement	174	2-3
Goodwill	1,624	-
Total intangible assets	$5,800

In addition, the Company incurred approximately $276,000 in costs associated with the Skynet Asset acquisition. These included legal, regulatory, and accounting, these costs of $276,000 were expensed during the six months ended January 31, 2022.

As part of the acquisitions of Skynet’s assets, the Company secured an office lease, with monthly base lease payment of $3,909 from July 1, 2021, through June 30, 2022, and a monthly base lease payment of $4,027 from July 1, 2022, through September 30, 2022. The lease expires in September 2022, and at the option of the Company, the lease can be extended for a period of five years, with a base rent at the prevailing market rate at the time of the renewal.

Proforma

The results of Skynet Telecom LLC are included in the consolidated financial statements effective August 1, 2020.

The following schedule contains proforma consolidated results of operations for the six months ended January 31, 2022 and 2021 as if the acquisition occurred on August 1, 2020. The proforma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on August 1, 2020, or of results that may occur in the future.

	(In thousands)
	Six months ended January 31,
	2022		2021
	Reported	Proforma	Reported	Proforma
Revenue	$7,796	$9,338	$4,878	$6,570
Income (loss) from operations	(1,899)	(1,654)	(1,390)	(1,052)
Net income (loss)	$(8,628)	$(8,381)	$(2,681)	$(2,191)

Earnings (loss) per common share-Basic and Diluted	$(0.06)	$(0.06)	$(0.02)	$(0.02)

NOTE 13 – SUBSEQUENT EVENTS

PRG Term Loan C Note

On February 4, 2022, Digerati Technologies, Inc. (the “Company”), T3 Communications, Inc., a controlled subsidiary of the Company (“T3 Nevada”) and Post Road entered into a Credit Agreement in connection with which T3 Nevada issued a Term Loan C Note, Pursuant to the Credit Agreement, Post Road provided T3 Nevada with a secured loan of $10,000,000. The proceeds $10,000,000 were used to fund the acquisition of Next Level Internet and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Amendment.

The Term Loan C Note has maturity dates of August 4, 2023, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%).

Next Level Equity Purchase Agreement

On February 4, 2022, Digerati Technologies, Inc. (the “Company”), T3 Communications, Inc., a controlled subsidiary of the Company (“T3”) and the two owners of Next Level Internet, Inc. (the “Sellers”), entered into and closed on an Equity Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, T3 bought all of the equity interests in Next Level Internet, Inc. (“Next Level”) from the Sellers. Next Level is engaged in the business of providing cloud based Unified Communications as a Service, collaboration, contact center, managed connectivity and other voice and data services to small, medium, and large enterprises.

The total purchase price is up to $12.90 million consisting of: (i) $8.9 million in cash which includes payoff of certain indebtedness held at closing by Next Level and certain transaction expenses; (ii) unsecured promissory notes in the aggregate principal amount of $2 million issued by T3 to the Sellers (the “Unsecured Notes”) with such notes payable in eight equal quarterly installments in the aggregate amount of $250,000 each starting on June 15, 2022 through and including March 16, 2024. With a base annual interest rate of 0% and a default annual interest rate of 18%.The amount owed is subject to change based on certain revenue milestones needing to be met by Next Level; and (iii) unsecured convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $2 million issued by T3 to the Sellers with such notes payable in eight equal quarterly installments in the aggregate amount of $250,000 each starting on April 30, 2022 through and including January 31, 2024. With a base annual interest rate of 0% and a default annual interest rate of 18%. The Sellers have a onetime right to convert all or a portion of the Convertible Notes commencing on the six-month anniversary of the notes being issued and ending 30 days after such six-month anniversary. The conversion price is the volume weighted average price per share for the ten (10) consecutive trading days immediately preceding the date on which a conversion notice is received by T3.

T3 paid $8.9 million in cash to the Sellers on the closing date of February 4, 2022.

In addition, 120 days after the closing of the transaction, T3 will pay the Sellers the amount by which net working capital deficit is better than $2.16 million or the Sellers will pay T3 the amount by which net working capital deficit is worse than $2.36 million.

The acquisition was accounted for under the purchase method of accounting, with Digerati identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by Digerati was allocated to customer contracts acquired and intangible assets based on their estimated fair values as of February 4, 2022. Allocation of the purchase price is based on the best estimates of management.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Next Level Internet Acquisition. The allocation of fair values is preliminary and is subject to change in the future during the measurement period.

Next Level
Internet
(in thousands)

Cash	$258
Accounts receivable, net	559
Prepaid and other current assets	525
Intangible assets and Goodwill	17,837
Property and Equipment, net	1,299
Deposits and other assets	414
Operating lease right-of-use asset	1,312
Total identifiable assets	$22,204

Less: Liabilities assumed	7,822
Less: Operating lease liability	1,480
Total Purchase price	$12,902

The following table summarizes the cost of intangible assets related to the acquisition:

	Next Level
	Internet	Useful Life
	(in thousands)	(in Years)

Customer Relationships	$7,313	7
Trade Names and Trademarks	4,994	7
Non-Compete Agreement	1,963	2-3
Goodwill	3,567	-
Total intangible assets	$17,837

In addition, the Company incurred approximately $845,000 in costs associated with the Next Level Internet Acquisition. These included legal, regulatory, and accounting, $578,000 were expensed during the six months ended January 31, 2022. Subsequently, in February 2022, the Company recognized $267,000 in legal, regulatory and accounting expenses.

Proforma

The results of Next Level Internet, Inc. are included in the consolidated financial statements effective August 1, 2020.

The following schedule contains proforma consolidated results of operations for the six months ended January 31, 2022, and 2021 as if the acquisition occurred on August 1, 2020. The proforma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on August 1, 2020, or of results that may occur in the future.

	(In thousands)
	Six months ended January 31,
	2022		2021
	Reported	Proforma	Reported	Proforma
Revenue	$7,796	$15,128	$4,878	$10,880
Income (loss) from operations	(1,899)	(1,539)	(1,390)	(1,511)
Net income (loss)	$(8,628)	$(8,284)	$(2,681)	$(2,826)

Earnings (loss) per common share-Basic and Diluted	$(0.06)	$(0.06)	$(0.02)	$(0.02)

As part of the acquisition of Next Level Internet, Inc., the Company secured an office lease, with a monthly base lease payment of $27,351. The lease expires on March 11, 2026. At the option of the Company, the lease can be extended for two additional five-year terms, with a base rent at the prevailing market rate at the time of the renewal.

Promissory Note paid in full

On March 7, 2022, the Company paid in full a promissory note originally date February 17, 2021. The amount paid was the total principal balance outstanding of $175,000, plus interest and prepayment penalty for a total of $30,000. At the time of the payment, the Company recognized $30,000 as interest expense.

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three and six months ended January 31, 2022, and 2021. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the Securities and Exchange Commission on October 26, 2021. For purposes of the following discussion, fiscal 2022 or 2022 refers to the year that will end on July 31, 2022, and fiscal 2021 or 2021 refers to the year ended July 31, 2021.

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

Recent events

On December 31, 2021, the Company closed on an Asset Purchase Agreement with Skynet Telecom LLC. Pursuant to the Purchase Agreement, the Company acquired the customer base, certain equipment, certain intellectual property, inventory, contract rights, software and other licenses and miscellaneous assets used in connection with the operation of Seller’s communications business, including but not limited to subscriber-based Interconnected Voice Over Internet Protocol communication services (“I-VoIP”), Unified Cloud Communications Services (“UCCS”), and IPPBX based systems of telephony.

On February 4, 2022, the Company acquired the equity interest in San Diego based Next Level Internet, Inc., a service provider engaged in the business of providing cloud based Unified Communications as a Service, collaboration, contact center, managed connectivity and other voice and data services to small, medium, and large enterprises. The acquisition of Next Level Internet expands the Company’s growing nationwide footprint and adds a strong West Coast presence with nearly 1,000 SMB clients in California.

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

Results of Operations

Three Months ended January 31, 2022, Compared to Three Months ended January 31, 2021.

Cloud Software and Service Revenue. Cloud software and service revenue increased by $693,000, or 21% from the three months ended January 31, 2021, to the three months ended January 31, 2022. The increase in revenue is primarily attributed to the increase in total customers between periods due to the acquisitions of Skynet in December 2021 and the acquisitions of Nexogy and ActivePBX during FY2021. Our total number of customers increased from 2,583 for the three months ended January 31, 2021, to 2,960 customers for the three months ended January 31, 2022.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $119,000, or 8%, from the three months ended January 31, 2021, to the three months ended January 31, 2022. The increase in cost of services is primarily attributed to the consolidation of various networks as part of the increase in total customers between periods due to the acquisition of Skynet on December 2021 and the acquisitions of Nexogy and ActivePBX during FY2021. Our total number of customers increased from 2,583 for the three months ended January 31, 2021, to 2,960 customers for the three months ended January 31, 2022. However, our consolidated gross margin improved by $574,000 from the three months ended January 31, 2021, to the three months ended January 31, 2022.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $172,000, or 9%, from the three months ended January 31, 2021, to the three months ended January 31, 2022. The increase in SG&A is attributed to the acquisition of Skynet in December 2021 and the acquisitions of Nexogy and ActivePBX during FY2021, as part of the consolidation, the Company absorbed all of the employees responsible for managing the customer base, technical support, sales, customer service, and administration.

Stock Compensation expense. Stock compensation expense decreased by $10,000, from the three months ended January 31, 2021, to the three months ended January 31, 2022. The decrease between periods is attributed to the recognition during the three months ended January 31, 2021 of stock option expense of $33,000. During the three months ended January 31, 2022, the Company only recognized $23,000 in stock compensation for the amortization of stock options issued to our team over the last few years.

Legal and professional fees. Legal and professional fees increased by $920,000, from the three months ended January 31, 2021, to the three months ended January 31, 2022. The increase between periods is attributed to the recognition during the three months ended January 31, 2022 of $1,021,720 in professional fees for the audits, quality of earnings and due diligence related to the acquisitions of Skynet and Next Level Internet.

Bad debt. Bad debt decreased by $2,000, from the three months ended January 31, 2021, to the three months ended January 31, 2022. The decrease is attributed to the recognition of $4,000 in bad debt for accounts deemed uncollectible during the period ended January 31, 2021.

Depreciation and amortization. Depreciation and amortization increased by $49,000, from the three months ended January 31, 2021, to the three months ended January 31, 2022. The increase is primarily attributed to the acquisitions and related amortization of $434,000 for intangible assets, in addition to the depreciation of the assets acquired from Nexogy and ActivePBX.

Operating loss. The Company reported an operating loss of $1,319,000 for the three months ended January 31, 2022 compared to an operating loss of $764,000 for the three months ended January 31, 2021. The increase in operating loss between periods is primarily due to the increase in legal fees of $920,000, the increase in depreciation of $49,000, and the increase in SG&A of $172,000. These increases were slightingly offset by the decrease in stock compensation expense of $10,000, the decrease of $2,000 in bad debt expense and the improvement of $574,000 gross margin.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments increased by $3,265,000 from the three months ended January 31, 2021, to the three months ended January 31, 2022. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized a loss between periods.

Loss on extinguishment of debt. Loss on extinguishment of debt increased by $5,480,000 from the three months ended January 31, 2021, to the three months ended January 31, 2022. On December 20, 2021, the Company and our lender entered into an amendment to a Credit Agreement, as described in Note 6, in connection with the amendment, the Company recognized a loss on extinguishment of debt for the amendment fee of $1,419,000 and the debt discount associated with the note of $4,061,000 was also recognized as a loss on extinguishment of debt.

Gain (loss) on settlement of debt. Gain (loss) on settlement of debt decreased by $197,000 from the three months ended January 31, 2021, to the three months ended January 31, 2022. The Company determined that a previously accrued obligation was satisfied with our vendors and recognized a gain of $197,000 during the three months ended January 31, 2021.

Income tax benefit (expense). During the three months ended January 31, 2022, the Company recognized an income tax expense of $41,000. During the three months ended January 31, 2021, the Company recognized an income tax expense of $51,000.

Other income (expense). Other income (expense) improved by $1,000 from the three months ended January 31, 2021, to the three months ended January 31, 2022. During the three months ended January 31, 2022, the Company recognized other income of $1,000 and during the period ended January 31, 2021, the Company did not recognize other income.

Interest expense. Interest expense increased by $178,000 from the three months ended January 31, 2021, to the three months ended January 31, 2022. During the quarter ended January 31, 2022, the Company recognized non-cash interest / accretion expense of $663,000 related to the adjustment to the present value of various convertible notes and debt. Additionally, the Company recognized $506,000 in interest expense for cash interest payments on various promissory notes, accrual of $172,000 for interest expense for various promissory notes and $40,000 in interest expense added to the principal balance on two promissory notes as consideration for extension of the maturity date.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the three months ended January 31, 2022, was $11,644,000, an increase in net loss of $9,664,000, as compared to a net loss for the three months ended January 31, 2021, of $1,980,000. The increase in net loss including noncontrolling interest between periods is primarily due to the increase in derivative loss of $3,265,000, increase in loss on extinguishment of debt of $5,480,000, the increase of $172,000 in SG&A, the increase of $920,000 in legal and professional fees, and the increase of $49,000 in depreciation expense. These increases were slightingly offset by the decrease of $10,000 in stock compensation expense, the decrease of $2,000 in bad debt and the improvement of $574,000 in gross margin.

Net loss attributable to the noncontrolling interest. During the three months ended January 31, 2022, and 2021, the consolidated entity recognized net income in noncontrolling interest of $602,000 and $30,000, respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net loss for the three months ended January 31, 2022, was $11,042,000 compared to a net loss for the three months ended January 31, 2021, of $1,950,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend declared on convertible preferred stock for the three months ended January 31, 2022 and 2021, was $5,000, respectively.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the three months ended January 31, 2022, was $11,047,000 compared to a net loss for the three months ended January 31, 2021, of $1,955,000.

Six Months ended January 31, 2022, Compared to Six Months ended January 31, 2021.

Cloud Software and Service Revenue. Cloud software and service revenue increased by $2,918,000, or 60% from the six months ended January 31, 2021, to the six months ended January 31, 2022. The increase in revenue is primarily attributed to the increase in total customers between periods due to the acquisitions of Skynet on December 2021 and the acquisitions of Nexogy and ActivePBX during FY2021. Our total number of customers increased from 2,583 for the six months ended January 31, 2021, to 2,960 customers for the six months ended January 31, 2022.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $860,000, or 39%, from the six months ended January 31, 2021, to the six months ended January 31, 2022. The increase in cost of services is primarily attributed to the consolidation of various networks as part of the increase in total customers between periods due to the acquisition of Skynet on December 2021 and the acquisitions of Nexogy and ActivePBX during FY2021. Our total number of customers increased from 2,583 for the six months ended January 31, 2021, to 2,960 customers for the six months ended January 31, 2022. However, our consolidated gross margin improved by $2,058,000 from the six months ended January 31, 2021, to the six months ended January 31, 2022.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $1,268,000, or 49%, from the six months ended January 31, 2021, to the six months ended January 31, 2022. The increase in SG&A is attributed to the acquisition of Skynet on December 2021 and the acquisitions of Nexogy and ActivePBX during FY2021., as part of the consolidation, the Company absorbed all of the employees responsible for managing the customer base, technical support, sales, customer service, and administration.

Stock Compensation expense. Stock compensation expense decreased by $329,000, from the six months ended January 31, 2021, to the six months ended January 31, 2022. The decrease between periods is attributed to the recognition during the six months ended January 31, 2021 of stock option expense of $53,000, the recognition of $247,000 in stock compensation expense associated with the funding of the 401(K)-profit sharing plan, the recognition of $18,000 in stock compensation for stock issued in lieu of cash payments to an employee and the recognition of $58,000 in stock issued consultants for professional services. During the six months ended January 31, 2022, the Company only recognized $47,000 in stock compensation for the amortization of stock options issued to our team over the last few years.

Legal and professional fees. Legal and professional fees increased by $1,236,000, from the six months ended January 31, 2021, to the six months ended January 31, 2022. The increase between periods is attributed to the recognition during the six months ended January 31, 2022 of $1,389,260 in professional fees for the audits, quality of earnings and due diligence related to the acquisitions of Skynet and Next Level Internet.

Bad debt. Bad debt increased by $11,000, from the six months ended January 31, 2021, to the six months ended January 31, 2022. The increase is attributed to the recognition of $15,000 in bad debt for accounts deemed uncollectible during the period ended January 31, 2022.

Depreciation and amortization. Depreciation and amortization increased by $381,000, from the six months ended January 31, 2021, to the six months ended January 31, 2022. The increase is primarily attributed to the acquisitions and related amortization of $868,000 for intangible assets, in addition to the depreciation of the assets acquired from Nexogy and ActivePBX.

Operating loss. The Company reported an operating loss of $1,899,000 for the six months ended January 31, 2022, compared to an operating loss of $1,390,000 for the six months ended January 31, 2021. The increase in operating loss between periods is primarily due to the increase in legal fees of $1,236,000, the increase in depreciation of $381,000, the increase of $11,000 in bad debt and the increase in SG&A of $1,268,000. These increases were slightingly offset by the decrease in stock compensation expense of $329,000 and the improvement of $2,058,000 gross margin.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments improved by $991,000 from the six months ended January 31, 2021, to the six months ended January 31, 2022. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re-measurement of all derivative instruments we recognized a loss between periods.

Loss on extinguishment of debt. Loss on extinguishment of debt increased by $5,480,000 from the six months ended January 31, 2021, to the six months ended January 31, 2022. On December 20, 2021, the Company and our lender entered into an amendment to a Credit Agreement, as described in Note 6, in connection with the amendment, the Company recognized a loss on extinguishment of debt for the amendment fee of $1,419,000 and the debt discount associated with the note of $4,061,000 was also recognized as a loss on extinguishment of debt.

Gain (loss) on settlement of debt. Gain (loss) on settlement of debt decreased by $197,000 from the six months ended January 31, 2021, to the six months ended January 31, 2022. The Company determined that a previously accrued obligation was satisfied with our vendors and recognized a gain of $197,000 during the six months ended January 31, 2021.

Income tax benefit (expense). During the six months ended January 31, 2022, the Company recognized an income tax expense of $119,000. During the six months ended January 31, 2021, the Company recognized an income tax expense of $59,000.

Other income (expense). Other income (expense) increased by $2,000 from the six months ended January 31, 2021, to the six months ended January 31, 2022. During the six months ended January 31, 2022, the Company recognized other expense of $2,000 and during the six months ended January 31, 2021, the Company did not recognize other expense.

Interest expense. Interest expense increased by $1,385,000 from the six months ended January 31, 2021, to the six months ended January 31, 2022. During the six months ended January 31, 2022, the Company recognized non-cash interest / accretion expense of $1,605,000 related to the adjustment to the present value of various convertible notes and debt. Additionally, the Company recognized $861,000 in interest expense for cash interest payments on various promissory notes, accrual of $381,000 for interest expense for various promissory notes and $40,000 in interest expense added to the principal balance on two promissory notes as consideration for extension of the maturity date.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the six months ended January 31, 2022, was $9,378,000, an increase in net loss of $6,642,000, as compared to a net loss for the six months ended January 31, 2021, of $2,736,000. The increase of $1,268,000 in SG&A, the increase of $1,236,000 in legal and professional fees, the increase of $11,000 in bad debt expense, the increase of $381,000 in depreciation expense and the increase of $5,480,000 in loss on extinguishment of debt. These increases were slightingly offset by the decrease of $329,000 in stock compensation expense, the improvement of $991,000 in derivative loss, and the improvement of $2,058,000 in gross margin.

Net loss attributable to the noncontrolling interest. During the six months ended January 31, 2022, and 2021, the consolidated entity recognized net income in noncontrolling interest of $760,000 and $65,000, respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net loss for the six months ended January 31, 2022, was $8,618,000 compared to a net loss for the six months ended January 31, 2021, of $2,671,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend declared on convertible preferred stock for the six months ended January 31, 2022 and 2021, was $10,000, respectively.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the six months ended January 31, 2022, was $8,628,000 compared to a net loss for the six months ended January 31, 2021, of $2,681,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $2,844,000 as of January 31, 2022. Net cash consumed by operating activities during the six months ended January 31, 2022 was approximately $1,003,000, primarily as a result of operating expenses, that included $47,000 in stock compensation and warrant expense, bad debt expense of $15,000, loss on extinguishment of debt of $5,480,000, amortization of debt discount of $1,605,000, gain on derivative liability of $1,009,000, depreciation and amortization expense of $974,000, increase in accrued expense of $631,000, increase in accounts receivable of $110,000, increase of $484,000 in accounts payable and decrease in deferred revenue of $17,000. Additionally, we had an decrease in prepaid expenses and other current assets of $12,000, increase in inventory of $27,000 and the recognition of $40,000 in accrued interest added to principal.

Cash used in investing activities during the six months ended January 31, 2022, was $4,003,000, $65,000 was used for the purchase of VoIP equipment, $4,100,000 was used to acquire the Skynet’s assets and the Company received $162,000 from Nexogy as an adjustment consideration for payables from the acquisition.

Cash provided by financing activities during the six months ended January 31, 2022, was $6,361,000. The Company secured $707,000 from convertible notes, net of issuance costs and discounts and secured $6,000,000 from debt financing, net of issuance costs and discounts. The Company made principal payments of $328,000 on related party notes, and $18,000 in principal payments on equipment financing. Overall, our net operating, investing, and financing activities during the six months ended January 31, 2022, contributed approximately $1,355,000 of our available cash.

Digerati’s consolidated financial statements for the six months ending January 31, 2022, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $113,998,000 and a working capital deficit of approximately $22,102,000 which raises doubt about Digerati’s ability to continue as a going concern.

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

Management believes that available resources as of January 31, 2022, will not be sufficient to fund the Company’s operations, debt service and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

Our current cash expenses are expected to be approximately $700,000 per month, including wages, rent, utilities, corporate expenses, and legal professional fees associated with potential acquisitions. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of January 31, 2022, our total liabilities were approximately $48,607,000, which included $15,824,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended January 31, 2022, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 21, 2021, T3 Communications, Inc.(“T3”), a subsidiary of the Company, entered into a settlement agreement with Carolina Financial Securities, LLC (“CFS”). Under the settlement agreement the parties agreed to resolve all issues and claims related to the lawsuit. Pursuant to the settlement agreement, T3 agreed to pay CFS a total of $300,000, payable as follows: $100,000 by October 15, 2021, and $200,000 payable in 15 monthly installments of $13,333.33 beginning November 15, 2021. On October 15, 2021, the Company submitted a payment of $100,000 and as of the date of this filing, the Company submitted five (5) monthly payment for $13,333.33 each.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period ended January 31, 2022, that were not previously reported in a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q except:

On January 21, 2022, the Company secured two promissory notes for $460,000, with a maturity date of October 21, 2022, and annual interest rate of 8%. In conjunction with the promissory notes, we issued 600,000 shares of common stock.

Subsequently, on February 14, 2022, the Company entered into a note extension agreement, and as consideration for the extension, the Company issued 250,000 shares of common stock. At the time of issuance, the Company recognized the fair market value of the shares of $34,150 as interest expense. In addition, the Company agreed to add $75,000 to the principal amount outstanding and the Company recognized $75,000 as interest expense.

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

On January 21, 2022, the Company secured two promissory notes for $460,000, with a maturity date of October 21, 2022, and annual interest rate of 8%.

For a description of this transaction, see the paragraph that begins with the words “On January 21, 2022” in Note 8 – Convertible Notes Payable to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Note 8 – Convertible Notes Payable and Part II, Item 5 of this Quarterly Report on Form 10-Q contains only a brief description of the material terms of the January 21st convertible promissory notes and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the full text of the January 21st convertible promissory notes along with the Securities Purchase Agreement entered into in connection with the January 21st convertible promissory notes, filed as Exhibit 4.4 to the Quarterly Report on this Form 10-Q filed with the SEC.

Item 6. Exhibits

Exhibit Number	Exhibit Title

4.1	Convertible Promissory Note for $75,000 with Tysadco Partners, LLC. dated August 31, 2021(filed as Exhibit 4.1 to the Form 10-K filed with the SEC on October 26, 2021).

4.2	Convertible Promissory Note for $75,000 with Tysadco Partners, LLC. dated September 29, 2021(filed as Exhibit 4.2 to the Form 10-K filed with the SEC on October 26, 2021).

4.3	Convertible Promissory Note for $150,000 with Tysadco Partners, LLC. dated October 22, 2021. (Filed as Exhibit 4.3 to the Form 10-Q filed with the SEC on December 14, 2021).

4.4*	Convertible Promissory Notes for $460,000 with LGH Investments LLC., and Lucas Ventures, LLC, dated January 21, 2022.

4.5*	First Amendment to Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications, Post Road Administrative LLC, and Post Road Special Opportunity Fund II LP, dated December 20, 2021.

4.6*	Amended and Restated Term Loan A Note, dated December 20, 2021.

10.1	Asset Purchase Agreement, dated December 31, 2021, by and between Skynet Telecom LLC, Shift8 Networks, Inc., Digerati Technologies, Inc, Paul Golibart, and Jerry Ou (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 6, 2022).

10.2	Employment Agreement dated December 31, 2021, by and between Shift8 Networks, Inc. and Paul Golibart (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on January 6, 2022).

10.3	Employment Agreement, dated December 31, 2021, by and between Shift8 Networks, Inc. and Jerry Ou (filed as Exhibit 10.3 to the Form 8-K filed with the SEC on January 6, 2022).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is (i) not material and (ii) would likely be competitively harmful if publicly disclosed. The Company will furnish supplementally an unredacted copy of such exhibit to the Securities and Exchange Commission or its staff upon its request.

*	Filed herewith

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: March 17, 2022	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: March 17, 2022	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)