Form 10-Q
period 2022-04-30
Digerati Technologies, Inc.
filed 2022-06-21
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
139,988,039	Common Stock $0.001 par value	June 14, 2022

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2022

i

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2022, AND JULY 31, 2021 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2022, AND 2021 (UNAUDITED)

PAGE 3-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2022, AND 2021 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2022, AND 2021 (UNAUDITED)

PAGES 6-33	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	April 30,	July 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,384	$1,489
Accounts receivable, net	1,602	617
Prepaid and other current assets	867	232
Total current assets	4,853	2,338

LONG-TERM ASSETS:
Intangible assets, net	24,969	8,527
Goodwill	8,878	3,931
Property and equipment, net	1,742	529
Other assets	398	76
Investment in Itellum	185	185
Right-of-use asset	1,966	934
Total assets	$42,991	$16,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,514	$1,653
Accrued liabilities	8,164	2,570
Equipment financing	14	37
Convertible note payable, current, net $92 and $340, respectively	3,286	1,049
Note payable, current, related party, net $0 and $0, respectively	1,024	998
Note payable, current, net $0 and $714, respectively	1,050	2,963
Acquisition payable	1,000	-
Deferred income	2,140	20
Derivative liability	8,922	16,773
Operating lease liability, current	773	503
Total current liabilities	29,887	26,566

LONG-TERM LIABILITIES:
Convertible note payable	750	-
Notes payable, related party, net $0 and $0, respectively	100	136
Note payable, net $0 and $4,641, respectively	33,568	6,241
Operating lease liability	1,349	431
Total long-term liabilities	35,767	6,808

Total liabilities	65,654	33,374

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized
Convertible Series A Preferred stock, $0.001, 1,500,000 shares designated, 225,000 and 225,000 issued and outstanding, respectively	-	-
Convertible Series B Preferred stock, $0.001, 1,000,000 shares designated, 425,442 and 425,442 issued and outstanding, respectively	-	-
Convertible Series C Preferred stock, $0.001, 1,000,000 shares designated, 55,400 and 55,400 issued and outstanding, respectively	-	-
Series F Super Voting Preferred stock, $0.001, 100 shares designated, 100 and 100 issued and outstanding, respectively	-	-
Common stock, $0.001, 500,000,000 shares authorized, 139,988,039 and 138,538,039 issued and outstanding, respectively (28,000,000 reserved in Treasury)	139	139
Additional paid in capital	89,309	89,100
Accumulated deficit	(110,092)	(105,380)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(20,643)	(16,140)
Noncontrolling interest	(2,020)	(714)
Total stockholders’ deficit	(22,663)	(16,854)
Total liabilities and stockholders’ deficit	$42,991	$16,520

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Cloud software and service revenue	$8,163	$3,751	$15,959	$8,629
Total operating revenues	8,163	3,751	15,959	8,629

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	3,161	1,526	6,203	3,708
Selling, general and administrative expense	4,296	1,993	8,211	4,969
Legal and professional fees	756	204	2,505	717
Bad debt expense	36	5	51	9
Depreciation and amortization expense	1,540	611	2,514	1,204
Total operating expenses	9,789	4,339	19,484	10,607

OPERATING LOSS	(1,626)	(588)	(3,525)	(1,978)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	6,827	(10,878)	7,835	(10,860)
Loss on extinguishment of debt	-	-	(5,480)	-
Gain on settlement of debt	-	150	-	347
Income tax benefit (expense)	(167)	(63)	(285)	(122)
Other income (expense)	2	-	-	-
Interest expense	(1,676)	(1,577)	(4,563)	(3,079)
Total other income (expense)	4,986	(12,368)	(2,493)	(13,714)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	3,360	(12,956)	(6,018)	(15,692)
Less: Net loss attributable to the noncontrolling interests	546	158	1,306	223
NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	3,906	(12,798)	(4,712)	(15,469)
Deemed dividend on Series A Convertible preferred stock	(4)	(5)	(14)	(15)
NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$3,902	$(12,803)	$(4,726)	$(15,484)

INCOME (LOSS) PER COMMON SHARE - BASIC	$0.03	$(0.09)	$(0.03)	$(0.12)

LOSS PER COMMON SHARE - DILUTED	$(0.01)	$(0.09)	$(0.03)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	139,751,107	136,719,871	139,285,833	126,524,312

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	254,167,793	136,719,871	139,285,833	126,524,312

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended April 30, 2021

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Preferred
	Convertible								Common		Additional		Other
	Series A Shares	Par	Series B Shares	Par	Series C Shares	Par	Series F Shares	Par	Shares	Par	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Deficit	Noncontrolling Interest	Totals
BALANCE, July 31, 2020	225,000	-	407,477	-	-	-	100	-	101,323,590	$101	$86,364	$(88,697)	$1	$(2,231)	$(382)	$(2,613)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	20	-	-	20	-	20
Common stock issued for services, to employees	-	-	-	-	-	-	-	-	7,858,820	8	257	-	-	265	-	265
Common stock issued for services	-	-	-	-	-	-	-	-	2,000,000	2	56	-	-	58	-	58
Common stock issued for debt conversion	-	-	-	-	-	-	-	-	10,000,000	10	147	-	-	157	-	157
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	1,000,000	1	44	-	-	45	-	45
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	111	-	-	111	-	111
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	-	-	205	-	-	205	-	205
Dividends declared	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Ioss	-	-	-	-	-	-	-	-	-	-	-	(721)	-	(721)	(35)	(756)
BALANCE, October 31, 2020	225,000	-	407,477	-	-	-	100	-	122,182,410	$122	$87,199	$(89,418)	$1	$(2,096)	$(417)	$(2,513)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	33	-	-	33	-	33
Common stock issued for settlement of accounts payable	-	-	-	-	-	-	-	-	1,000,000	1	59	-	-	60	-	60
Common stock issued for debt conversion	-	-	-	-	-	-	-	-	10,676,765	11	243	-	-	254	-	254
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	500,000	-	24	-	-	24	-	24
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	30	-	-	30	-	30
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	-	-	383	-	-	383	-	383
Dividends declared	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Ioss	-	-	-	-	-	-	-	-	-	-	-	(1,950)	-	(1,950)	(30)	(1,980)
BALANCE, January 31, 2021	225,000	-	407,477	-	-	-	100	-	134,359,175	$134	$87,966	$(91,368)	$1	$(3,267)	$(447)	$(3,714)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	57	-	-	57	-	57
Preferred Stock Series B issued for debt settlement	-	-	17,965	-	-	-	-	-	-	-	18	-	-	18	-	18
Preferred Stock Series C issued for debt settlement	-	-	-	-	55,400	-	-	-	-	-	554	-	-	554	-	554
Common stock issued for debt conversion	-	-	-	-	-	-	-	-	598,825	1	17	-	-	18	-	18
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	600,000	1	77	-	-	78	-	78
Common stock issued for services	-	-	-	-	-	-	-	-	2,000,000	2	123	-	-	125	-	125
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	300,000	-	30	-	-	30	-	30
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	413	-	-	413	-	413
Dividends declared	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(12,798)	-	(12,798)	(158)	(12,956)
BALANCE, April 30, 2021	225,000	-	425,442	-	55,400	-	100	-	137,858,000	$138	$89,250	$(104,166)	$1	$(14,777)	$(605)	$(15,382)

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended April 30, 2022

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Preferred
	Convertible								Common		Additional		Other
	Series A Shares	Par	Series B Shares	Par	Series C Shares	Par	Series F Shares	Par	Shares	Par	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Deficit	Noncontrolling Interest	Totals
BALANCE, July 31, 2021	225,000	-	425,442	-	55,400	-	100	-	138,538,039	$139	$89,100	$(105,380)	$1	$(16,140)	$(714)	$(16,854)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	24	-	-	24	-	24
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	600,000	-	38	-	-	38	-	38
Dividends declared	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	2,424	-	2,424	(158)	2,266
BALANCE, October 31, 2021	225,000	-	425,442	-	55,400	-	100	-	139,138,039	$139	$89,157	$(102,956)	$1	$(13,659)	$(872)	$(14,531)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	23	-	-	23	-	23
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	600,000	-	-	-	-	-	-	-
Dividends declared	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Ioss	-	-	-	-	-	-	-	-	-	-	-	(11,042)	-	(11,042)	(602)	(11,644)
BALANCE, January 31, 2022	225,000	-	425,442	-	55,400	-	100	-	139,738,039	$139	$89,175	$(113,998)	$1	$(24,683)	$(1,474)	$(26,157)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	28	-	-	28	-	28
Common stock issued for debt extension	-	-	-	-	-	-	-	-	250,000	-	34	-	-	34	-	34
Derivative liability resolved to APIC due to note payoff	-	-	-	-	-	-	-	-	-	-	76	-	-	76	-	76
Dividends declared	-	-	-	-	-	-	-	-	-	-	(4)	-	-	(4)	-	(4)
Net income	-	-	-	-	-	-	-	-	-	-	-	3,906	-	3,906	(546)	3,360
BALANCE, April 30, 2022	225,000	-	425,442	-	55,400	-	100	-	139,988,039	$139	$89,309	$(110,092)	$1	$(20,643)	$(2,020)	$(22,663)

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,018)	$(15,692)
Adjustments to reconcile net loss to cash (used in)/provided by operating activities:
Depreciation and amortization expense	2,514	1,204
Stock compensation and warrant expense	75	558
Bad debt expense	51	9
Amortization of ROU Asset	214	95
Amortization of debt discount	1,943	1,827
(Gain) on derivative liabilities	(7,835)	10,860
Loss on extinguishment of debt	5,480	-
(Gain) on settlement of debt	-	(347)
Shares issued for debt extension charged to interest expense	34	-
Debt extension fee charged to interest expense	155	-
Changes in operating assets and liabilities:
Accounts receivable	(433)	(96)
Inventory	10	26
Prepaid expenses and other current assets	(96)	(141)
Other assets	23	-
Right of use operating lease liability	(268)	(95)
Accounts payable	1,385	97
Accrued expenses	1,003	1,397
Deferred income	22	(105)
Net cash used in operating activities	(1,741)	(403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(193)	(228)
Proceeds from Nexogy	178	-
Acquisition of VoIP assets, net of cash received	(12,790)	(10,108)
Net cash used in investing activities	(12,805)	(10,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from convertible debt, net of original issuance cost and discounts	706	1,078
Proceed from the exercise of warrants	-	30
Borrowings from debt, net of original issuance cost and discounts	15,530	13,036
Principal payments on debt, net	-	(1,330)
Principal payments on convertible notes, net	(175)	(266)
Principal payments on related party notes, net	(590)	(316)
Principal payment on equipment financing	(30)	(53)
Net cash provided by financing activities	15,441	12,179

INCREASE IN CASH AND CASH EQUIVALENTS	895	1,440
CASH AND CASH EQUIVALENTS, beginning of period	1,489	685
CASH AND CASH EQUIVALENTS, end of period	$2,384	$2,125

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,677	$753
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued interest rolled into principal	$640	$328
Incentive earnout adjustment on Active PBX acquisition	$120	$-
Stock issued with convertible debt - debt discount	$38	$146
Beneficial conversion feature on convertible debt	$-	$554
Preferred Stock Series B issued for debt conversion	$-	$18
Preferred Stock Series C issued for debt conversion	$-	$554
Derivative liability resolved to APIC	$76	$588
Debt discount from derivative liabilities	$60	$6,462
Promissory note reclassed to convertible debt	$-	$15
Capitalization of ROU assets and liabilities - operating	$-	$254
Common Stock issued for debt conversion	$-	$429
Common Stock issued for accounts payable	$-	$60
Dividend declared	$14	$15

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. (“we;” “us,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended July 31, 2021, contained in the Company’s Form 10-K filed on October 26, 2021 have been omitted.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the respective period presented in the Company’s accompanying condensed consolidated financial statements. Fully-diluted earnings (loss) per share is computed similarly to basic income (loss) per share except that the denominator is increased to include the number of dilutive Common Stock equivalents using the treasury stock method for options and warrants and the if-converted method for convertible debt.

	Three months ended April 30,		Nine months ended April 30,
(in thousands, except per share data)	2022	2021	2022	2021
NUMERATOR:
NET INCOME (LOSS)	$3,902	$(12,803)	$(4,726)	$(15,484)

DENOMINATOR:
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	139,751,107	136,719,871	139,285,833	126,524,312
INCOME (LOSS) PER COMMON SHARE - BASIC	$0.03	$(0.09)	$(0.03)	$(0.12)

	Three months ended April 30,		Nine months ended April 30,
(in thousands, except per share data)	2022	2021	2022	2021
NUMERATOR:
NET INCOME (LOSS)	$3,902	$(12,803)	$(4,726)	$(15,484)
Less: adjustments to net income	$(6,759)	$-	$-	$-
NET INCOME (LOSS) - DILUTED SHARES OUTSTANDING CALCULATION	$(2,857)	$(12,803)	$(4,726)	$(15,484)

DENOMINATOR:
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	139,751,107	136,719,871	139,285,833	126,524,312
Warrants and Options to purchase common stock	100,352,766	-	-	-
Convertible Debt	14,063,920	-	-	-
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	254,167,793	136,719,871	139,285,833	126,524,312
LOSS PER COMMON SHARE - DILUTED	$(0.01)	$(0.09)	$(0.03)	$(0.12)

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Convertible Preferred Shares	56,745,216	55,437,949	56,745,216	55,437,949
Convertible Debt	12,633,333	21,021,795	12,633,333	21,021,795
Total	69,378,549	76,459,744	69,378,549	76,459,744

Treasury Shares

As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 28,000,000 treasury shares for consideration for future conversions and exercise of warrants, for convertible notes with fixed conversion price, notes with variable conversion feature with a floor and warrants with a conversion price floor. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of April 30, 2022, we believe that the treasury shares reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

Customers and Suppliers

We rely on various suppliers to provide services in connection with our VoIP and UCaaS offerings. Our customers include businesses in various industries including Healthcare, Banking, Financial Services, Legal, Real Estate, and Construction. We are not dependent upon any single supplier or customer.

During the nine months ended April 30, 2022, and 2021, the Company did not derive revenues of 10% or more from any single customer.

As of April 30, 2022, and 2021, the Company did not have outstanding accounts receivable of 10% or more from any single customer.

Sources of revenue:

Cloud-based hosted Services. The Company recognizes cloud-based hosted services revenue, mainly from subscription services for its cloud telephony applications that includes hosted IP/PBX services, SIP trunking, call center applications, auto attendant, voice, and web conferencing, call recording, messaging, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and other customized applications. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery services. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue derived from cloud-based hosted services is recognized at the time control of the products transfers to the customer.

Service Revenue

Service revenue from subscriptions to the Company’s cloud-based technology platform is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer. Payments received in advance of subscription services being rendered are recorded as deferred revenue. Usage fees, either bundled or not bundled, are recognized when the Company has a right to invoice. Professional services for configuration, system integration, optimization, customer training and/or education are primarily billed on a fixed-fee basis and are performed by the Company directly. Alternatively, customers may choose to perform these services themselves or engage their own third-party service providers. Professional services revenue is recognized over time, generally as services are activated for the customer.

Product Revenue

The Company recognizes product revenue for telephony equipment at a point in time, when transfer of control has occurred, which is generally upon delivery. Sales returns are recorded as a reduction to revenue estimated based on historical experience.

Disaggregation of Cloud software and service revenue

Summary of disaggregated revenue is as follows (in thousands):

	For the Three Months ended April 30,		For the Nine Months ended April 30,
	2022	2021	2022	2021

Cloud software and service revenue	$8,092	$3,666	$15,677	$8,440
Product revenue	71	85	282	189
Total operating revenues	$8,163	$3,751	$15,959	$8,629

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of April 30, 2022, and July 31, 2021, were $7,486 and $17,661, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of April 30, 2022, and July 31, 2021, were $1,279,974 and $19,984, respectively.

Customer deposits

The Company in some instances requires customers to make deposits for the last month of services, equipment, installation charges and training. As equipment is installed and training takes places the deposits are then applied to revenue. The deposit for the last month of services is applied to any outstanding balances if services are cancelled. If the customer’s account is paid in full, the Company will refund the full deposit in the month following service termination. As of April 30, 2022, and July 31, 2021, Digerati’s customer deposits balance was $860,341 and $0, respectively. The customer deposit balance is included as part of deferred income on the consolidated balance sheet.

Costs to Obtain a Customer Contract

Direct incremental costs of obtaining a contract, consisting of sales commissions, are deferred, and amortized over the estimated life of the customer, which currently averages 36 months. The Company calculates the estimated life of the customer on an annual basis. The Company classifies deferred commissions as prepaid expenses or other noncurrent assets based on the timing of when it expects to recognize the expense. As of April 30, 2022, the Company had $744,000 in deferred commissions/contract costs. Sales commissions expensed for the nine months ended April 30, 2022, and April 30, 2021, were $1,463,989 and $576,476, respectively. The cost to obtain customer contract balance is included as part of prepaid expenses on the consolidated balance sheet.

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

Contingencies

The Company acts as a collection agent for various government authorities, including but not limited to the Federal Communications Commissions (“FCC”), state authorities such as the California Public Utilities Commission (“PUC”), and other state and local taxes including the California Utility User Tax (“UUT”). The Company performed a review of the regulatory classification of its services and its federal and state regulatory and transactional tax obligations and determined the Company understated its remittances. As of April 30, 2022, the Company’s outstanding aggregate tax remittance liability, including penalties and interest, was $4,839,000, and is included as accrued taxes and penalties on the accompanying consolidated balance sheets. This was a liability assumed as part of the acquisition of Next Level Internet, Inc. (“Next Level” or “NLI”).

Derivative financial instruments.

Digerati does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. However, Digerati evaluates its convertible instruments and free-standing instruments such as warrants for derivative liability accounting.

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

Our derivative liabilities as of April 30, 2022, and July 31, 2021, are approximately $8,922,100 and $16,773,000, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

		Fair value measurements at reporting date using.
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Convertible promissory notes derivative liability at July 31, 2021	$16,773,383	-	-	$16,773,383

Convertible promissory notes derivative liability at April 30, 2022	$8,922,100	-	-	$8,922,100

The fair market value of all derivatives during the year ended July 31, 2021 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	125.60% - 283.01%
Risk-free interest rate	0.05% - 1.65%
Expected term	0.03 - 10.00 years

The fair market value of all derivatives during the nine months ended April 30, 2022, was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	63.32% - 250.19%
Risk-free interest rate	0.03% - 2.89%
Expected term	0.05 – 9.50 years

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2020	$606,123
Derivative from new convertible promissory notes recorded as debt discount	6,820,108
Derivative liability resolved to additional paid in capital due to debt conversion	(588,097)
Derivative loss	9,935,249
Balance at July 31, 2021	$16,773,383
Derivative from new convertible promissory notes recorded as debt discount	60,292
Derivative liability resolved to additional paid in capital due to payoff of convertible debt	(76,134)
Derivative gain	(7,835,441)
Balance at April 30, 2022	$8,922,100

Noncontrolling interest

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations.

On May 1, 2018, T3 Communications, Inc. (“T3 Nevada”), a Nevada corporation, entered into a Stock Purchase Agreement (“SPA”), whereby in an exchange for $250,000, T3 Nevada agreed to sell to the buyers 199,900 shares of common stock equivalent to 19.99% of the issued and outstanding common shares of T3 Nevada. The $250,000 of the cash received under this transaction was recognized as an adjustment to the carrying amount of the noncontrolling interest and as an increase in additional paid-in capital in T3 Nevada. At the option of the Company, and for a period of five years following the date of the SPA, the 199,900 shares of common stock in T3 Nevada may be converted into Common Stock of Digerati at a ratio of 3.4 shares of DTGI Common stock for everyone (1) share of T3 Nevada at any time after the DTGI Common Stock has a current market price of $1.50 or more per share for 20 consecutive trading days.

For the nine months ending April 30, 2022, and 2021, the Company accounted for a noncontrolling interest of $1,306,000 and $223,000, respectively. Additionally, one of the buyers serves as a Board Member of T3 Communications, Inc., a Florida corporation, one of our operating subsidiaries.

Recently issued accounting pronouncements.

Recent accounting pronouncements, other than below, issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not, or are not, believed by management to have a material effect on the Company’s present or future financial statements.

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential impact of this ASU on its financial statements.

NOTE 2 – GOING CONCERN

Financial Condition

The Company’s consolidated financial statements for the nine months ending April 30, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, the Company has incurred net losses and accumulated a deficit of approximately $110,092,000, a working capital deficit of approximately $25,034,000 and total liabilities of $65,654,000, which includes $8,922,000 in derivative liabilities, which raise substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Management believes that available resources as of April 30, 2022 will not be sufficient to fund the Company’s operations and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2022 certain members of our executive management team have taken a significant portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to adopt best practices from our recent acquisitions and invest in a marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers and channel partners to tap into new sources of revenue streams; and we have also secured numerous agent agreements through our recent acquisitions that we anticipate will accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees.

We have been successful in raising debt and equity capital in the past and as described in Notes 6,7 and 8. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. On November 17, 2020, the Company and T3 Nevada (the Company’s majority owned subsidiary), T3 Nevada’s subsidiaries (T3 Nevada and its subsidiaries, collectively, “the T3 Nevada Parties”) entered into a credit agreement (the “Credit Agreement”) with Post Road Administrative LLC (the “Agent”) and its affiliate Post Road Special Opportunity Fund II LLP (collectively, “Post Road”). Pursuant to the Credit Agreement, Post Road provided T3 Nevada with a secured loan of up to $20,000,000, with initial loans of $10,500,000 pursuant to the issuance of a Term Loan A Note and $3,500,000 pursuant to the issuance of a Term Loan B Note, each funded on November 17, 2020.

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

On December 20, 2021, the T3 Nevada Parties and Post Road entered into an amendment to the Credit Agreement (the “Amendment”) in connection with which T3 Nevada issued an Amended and Restated Term Loan A Note (the “A&R Term Loan A Note”) in replacement of the Term Loan A Note. Under the First Amendment, the Term Loan B Note principal of $3,500,000, accrued interest of $187,442, and amendment fee of $1,418,744 were recapitalized under the revised A&R Term Loan A Note).

Pursuant to the First Amendment, the proceeds of $6,000,000 were used to fund the acquisition of Skynet Telecom LLC’s assets and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Amendment. Under the first amendment, total new balance of the revised Term Loan A was $22,168,515.

On February 4, 2022, the T3 Nevada Parties and Post Road agreed that Post Road would provide T3 Nevada with a secured loan of $10,000,000 pursuant to a Term Loan C Note. The proceeds of $10,000,000 were used to fund the acquisition of Next Level and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Amendment.

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

Digerati’s consolidated financial statements as of April 30, 2022, do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at April 30, 2022, and July 31, 2021:

	Gross Carrying	Accumulated	Net Carrying
April 30, 2022	Value	Amortization	Amount

NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(34,682)	5,318
Customer relationships, 7 years	1,480,262	(857,508)	622,754
Customer relationships 7 years	15,110,341	(1,601,893)	13,508,448
Trademarks, 7 years	9,562,916	(873,276)	8,689,640
Non-compete, 2 & 3 years	2,456,360	(472,920)	1,983,440
Marketing & Non-compete, 5 years	800,263	(639,985)	160,278
Total Definite-lived Intangible Assets	29,600,142	(4,630,264)	24,969,878
Goodwill	8,877,532	-	8,877,532
Balance, April 30, 2022	$38,477,674	$(4,630,264)	$33,847,410

	Gross Carrying	Accumulated	Net Carrying
July 31, 2021	Value	Amortization	Amount

NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(28,672)	11,328
Customer relationships, 7 years	1,480,000	(698,934)	781,066
Customer relationships 7 years	5,310,000	(611,786)	4,698,214
Trademarks, 7 years	2,870,000	(307,500)	2,562,500
Non-compete, 2 & 3 years	291,000	(97,500)	193,500
Marketing & Non-compete, 5 years	800,000	(520,000)	280,000
Total Definite-lived Intangible Assets	10,941,000	(2,414,392)	8,526,608
Goodwill	3,931,298	-	3,931,298
Balance, July 31, 2021	$14,872,298	$(2,414,392)	$12,457,906

Total amortization expense for the nine months ended April 30, 2022, and 2021 was $2,215,872 and $962,429, respectively.

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

During the nine months ended April 30, 2022, the Company extended the expiration date on 1,150,000 previously issued stock options to various employees until July 31, 2025 and the exercise price of these options was set at $0.11 per share. The modification of these stock options created a nominal expense to the Company.

During the nine months ended April 30, 2021, we issued:

●	7,608,820 common shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution. The Company recognized stock-based compensation expense of $247,287 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	250,000 common shares to a former member of the Management team for services in lieu of cash compensation. The Company recognized stock-based compensation expense of approximately $17,500 equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

●	500,000 options to purchase common shares to one of our members of the Board of Directors with an exercise price of $0.1475 per share and a term of 5 years. At issuance, 166,666 of the options vested and 333,334 of the options will vest equally over a period of two years. At the time of issuance, the options had a fair market value of $52,531.

●	3,730,000 options to purchase common shares to various employees with an exercise price of $0.04 per share and a term of 5 years. At issuance, 33,333 of the options vested, 66,667 of the options will vest equally over a period of two years, and 3,630,000 of the options will vest equally over a period of three years. The options have a fair market value of $214,812.

The Company recognized approximately $74,466 and $109,685 in stock-based compensation expense for stock options to employees for the nine months ended April 30, 2022, and 2021, respectively. Unamortized compensation stock option cost totaled $125,653 and $220,861 as of April 30, 2022, and April 30, 2021, respectively.

A summary of the stock options outstanding as of April 30, 2022, and July 31, 2021, and the changes during the nine months ended April 30, 2022, are presented below:

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)

Outstanding at July 31, 2021	9,230,000	$0.17	2.93
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding on April 30, 2022	9,230,000	$0.17	2.64
Exercisable on April 30, 2022	7,153,530	$0.20	2.35

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 9,230,000 and 9,230,000 stock options outstanding as of April 30, 2022, and July 31, 2021, was $141,367 and $392,891, respectively.

The aggregate intrinsic value of 7,153,530 and 6,091,863 stock options exercisable on April 30, 2022, and July 31, 2021, was $44,673 and $91,978, respectively.

NOTE 5 – WARRANTS

During the nine months ended April 30, 2022, the Company did not issue any warrants.

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

In connection with the issuance of the Warrant, the three executives of the Company, Art Smith, Antonio Estrada, and Craig Clement entered into a Tag-Along Agreement (the “Tag-Along Agreement”) whereby they agreed that the holder of the Warrant or Warrant Share will have the right to participate or “tag-along” in any agreements to sell any shares of their Common Stock that such executives enter into. The Company also agreed, in connection with the issuance of the Warrant and pursuant to a Board Observer Agreement (the “Board Observer Agreement”), to grant Post Road the right to appoint a representative to the boards of directors of the Company and each of its subsidiaries to attend all board meeting in a non-voting observer capacity. In addition, at issuance the Company recognized $6,462,050 in Derivative liability associated with these warrants.

A summary of the warrants outstanding as of April 30, 2022, and July 31, 2021, and the changes during the nine months ended April 30, 2022, are presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term (years)

Outstanding at July 31, 2021	109,506,179	$0.01	9.17
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(315,000)	$0.15	-
Outstanding on April 30, 2022	109,191,179	$0.01	8.45
Exercisable on April 30, 2022	81,965,885	$0.01	8.44

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 109,191,179 and 109,506,179 warrants outstanding as of April 30, 2022, and July 31, 2021, was $7,530,640 and $14,795,002, respectively.

The aggregate intrinsic value of 81,965,885 and 82,280,885 warrants exercisable on April 30, 2022, and July 31, 2021, were $5,663,592 and $11,108,930, respectively.

Warrant expense for the nine months ended April 30, 2022, and 2020 were $0 and $0, respectively. Unamortized warrant expense totaled $0 and $0 respectively as of April 30, 2022, and July 31, 2021.

For the nine months ended April 30, 2022, 315,000 warrants expired with an average exercise price of $0.15.

NOTE 6 – NOTES PAYABLE NON-CONVERTIBLE

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. The maturity date was extended multiple times and on February 26,2022, the lender agreed to extend the maturity until July 31, 2022. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. The outstanding balance as of April 30, 2022, and July 31, 2021, was $50,000.

Credit Agreement and Notes

On November 17, 2020, T3 Nevada (a majority owned subsidiary of the Company) and T3 Nevada’s subsidiaries (T3 Nevada and its subsidiaries, collectively, “the T3 Nevada Parties”) entered into a credit agreement (the “Credit Agreement”) with Post Road Administrative LLC (the “Agent”) and its affiliate Post Road Special Opportunity Fund II LLP (collectively, “Post Road”). The Company is a party to certain sections of the Credit Agreement. Pursuant to the Credit Agreement, Post Road will provide T3 Nevada with a secured loan of up to $20,000,000, with initial loans of $10,500,000 pursuant to the issuance of a Term Loan A Note and $3,500,000 pursuant to the issuance of a Term Loan B Note, each funded on November 17, 2020, and an additional $6,000,000 on loans, in increments of $1,000,000 as requested by T3 Nevada before the 18 month anniversary of the initial funding date to be lent pursuant to the issuance of a Delayed Draw Term Note. After payment of transaction-related expenses and closing fees of $964,000, net proceeds to the Company from the Note totaled $13,036,000. The Company recorded these discounts and cost of $964,000 as a discount to the Notes and will be amortized as interest expense over the term of the notes

During the nine months ended April 30, 2022, the Company amortized $1,294,201 of the total debt discount as interest expense for the Term Loan A Note and the Term Loan B Note. The total debt discount outstanding on the notes as of April 30, 2022, and July 31, 2021, were $0 and $5,355,322, respectively.

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

Pursuant to the First Amendment, the additional proceeds of $6,000,000 were used to fund the acquisition of Skynet Telecom LLC’s assets and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Amendment. The Company evaluated the amendment and the recapitalization of the notes and accounted for these changes as an extinguishment of debt and recognized a loss on extinguishment of debt of $5,479,865, the loss is composed of the full amortization debt discount of $4,061,121, and the amendment fees of $1,418,744.

The A&R Term Loan A Note has maturity dates of November 17, 2024, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). The principal balance and accrued PIK interest outstanding on the A&R Term Loan A Note were $22,168,515 and $302,425, respectively as of April 30, 2022.

On February 4, 2022, the T3 Nevada Parties and Post Road agreed that Post Road would provide T3 Nevada with a secured loan of $10,000,000 pursuant to a Term Loan C Note. The proceeds of $10,000,000 were used to fund the acquisition of Next Level and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Amendment. At issuance the company recognized $250,000 in OID and $220,000 in debt issuance cost which were fully amortized to expense. The principal balance and accrued PIK interest outstanding on the Term Loan C Note were $10,000,000 and $96,977, respectively as of April 30, 2022.

The Term Loan C Note has a maturity date of August 4, 2023, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%).

The Credit Agreement contains customary representations, warranties, and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operation of the business and properties of the loan parties as well as financial performance. Below are key covenants requirements, (measured quarterly):

1.	Maximum Allowed - Senior Leverage Ratio of 4.05 to 1.00

2.	Minimum Allowed - EBITDA of $3,696,175

3.	Minimum Allowed - Liquidity of $2,000,000

4.	Maximum Allowed - Capital Expenditures of $94,798 (Quarterly)

5.	Minimum Allowed - Fixed Charge Coverage Ratio of 1.5 to 1.00

6.	Maximum Allowed - Churn of 3.00% at any time

On June 13, 2022, the lender agreed to forbear the financial covenants that were not complied with during the quarter ending April 30, 2022.

T3 Nevada’s obligations under the Credit Agreement are secured by a first-priority security interest in all of the assets of T3 Nevada and guaranteed by the other subsidiaries of the Company pursuant to the Guaranty and Collateral Agreement, dated November 17, 2020, subsequently amended on December 31, 2021, and February 4, 2022, by and among T3 Nevada, T3’s Nevada’s subsidiaries, and the Agent (the “Guaranty and Collateral Agreement”). In addition, T3 Nevada’s obligations under the Credit Agreement are, pursuant to a Pledge Agreement (the “Pledge Agreement”), secured by a pledge of a first priority security interest in T3 Nevada’s 100% equity ownership of each of T3 Nevada’s operating companies.

Promissory Notes – Next Level Internet Acquisition

On February 4, 2022, as per the acquisition of Next Level Internet, Inc. (“Next Level” or “NLI”), the Company entered into two unsecured promissory notes (the “Unsecured Adjustable Promissory Notes”) for $1,800,000 and $200,000, respectively. The notes are payable in eight equal quarterly installments in the aggregate amount of $250,000 each commencing on June 4, 2022, through and including March 7, 2024. With a base annual interest rate of 0% and a default annual interest rate of 18%. The amount owed is subject to change based on certain revenue milestones required to be achieved by Next Level. The total principal balance outstanding as of April 30, 2022 on the Unsecured Adjustable Promissory Notes was $2,000,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2022, and 2021, the Company provided VoIP Hosted and fiber services to a company owned by one of the Board members of T3 Communications, Inc., a Florida corporation, for $144,687 and $130,029, respectively.

On November 17, 2020, as a result of the of the acquisition of ActiveServe’s asset, the two sellers became related parties as they continued to be involved as consultants to manage the customer relationship, the Company paid on an annual basis $90,000 to each of the consultants. These agreements expired as of January 17, 2022, and the parties agreed not to extend. As of April 30, 2022, there’s no balance outstanding under the consulting agreements. In addition, part of the Purchase Price is payable in 8 equal quarterly payments to the sellers. During the nine months ended April 30, 2022, the Company paid $589,648 of the principal balance outstanding. In addition, on January 7, 2022, the Company recognized a reduction of $120,621 on the note balance due to the sellers not achieving certain requirement under the “Customer renewal Value”. As a result, the Company recognized a reduction of $120,621 in Goodwill associated with the ActiveServe asset acquisition. The total principal outstanding on the notes as of April 30, 2022, and July 31, 2021, were $424,022 and $1,134,291, respectively.

On December 31, 2021, as a result of the of the acquisition of Skynet Telecom LLC’s assets, the two sellers became related parties as they continued to be involved as consultants for 12 months to manage the customer relationship, the Company will pay on an annual basis $100,000 to each of the consultants. A of April 30, 2022, there’s no balance outstanding under the consulting agreements. Part of the Purchase Price of $600,000 (the “Earn-out Amount”) was retained by the Company at the Closing and will be paid to Seller in 6 equal quarterly payments. An additional $100,000 (the “Holdback Amount”) was retained by the Company at the Closing and will be paid to Seller in accordance with the Skynet Telecom LLC asset purchase agreement. The total principal outstanding on the notes as of April 30, 2022 was $700,000.

Acquisition Payable – Skynet

As part of the acquisition of Skynet Telecom LLC’s assets, the Company will pay to the Sellers $1,000,000 (the “Share Payment”) by issuance of restricted shares of the Company’s common stock to the Owners. The Share Payment will be made via the issuance of shares on the earlier of (i) the effective date of that certain Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on August 11, 2021 (in which case the stock will be valued at the price set forth in the prospectus that is a part of such Registration Statement, without underwriter discounts) and (ii) 180 days after December 31, 2021 (in which case the stock will be valued at the average of the last transaction price on the OTCQB for each of the 10 trading days immediately preceding such issuance date). The total principal outstanding on the acquisitions payable as of April 30, 2022, was $1,000,000.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As of April 30, 2022, and July 31, 2021, convertible notes payable consisted of the following:

	April 30,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2022	2021
On October 13, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $330,000, annual interest rate of 8% and an original maturity date of October 13, 2021, the maturity date was extended until December 15, 2021, and subsequently the maturity date was extended until July 31, 2022. After payment of transaction-related expenses and closing fees of $32,000, net proceeds to the Company from the Note totaled $298,000. The Company recorded $32,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 1,000,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $45,003 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $134,423 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized $17,620 as interest expense during the nine months ended April 30, 2022. The total unamortized discount on the Note as of April 30, 2022, and July 31, 2021, were $0 and $17,620, respectively. The total principal balance outstanding as of April 30, 2022 and July 31, 2021 was $165,000. (See below variable conversion terms No.1)	$165,000	$165,000

On January 27, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of January 27, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $24,368 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $44,368 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.05 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On January 27, 2022, the lender agreed to extend the maturity date until July 31, 2022. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $25,000. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt of $25,000 and charged to interest expense at the time of the extension. The Company amortized $34,368 as interest expense during the nine months ended April 30, 2022. The total unamortized discount on the Note as of April 30, 2022 and July 31, 2021, were $0 and $34,368, respectively. The total principal balance outstanding as of April 30, 2022 and July 31, 2021, were $275,000 and $250,000, respectively.	275,000	250,000

	April 30,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2022	2021
On April 14, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of April 14, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $63,433 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $96,766 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily VWAP for the ten (10) trading day period immediately preceding the conversion date. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On April 14, 2022, the lender agreed to extend the maturity date until October 14, 2022. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $25,000. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt of $25,000 and charged to interest expense at the time of the extension. The Company amortized $106,799 as interest expense during the nine months ended April 30, 2022. The total unamortized discount on the Note as of April 30, 2022 and July 31, 2021, were $0 and $106,799, respectively. The total principal balance outstanding as of April 30, 2022 and July 31, 2021, were $275,000 and $250,000, respectively.	275,000	250,000

On August 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, annual interest rate of 8% and a default interest rate of 20%, and a maturity date of August 31, 2022. In connection with the execution of the note, the Company issued 150,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $13,635 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily VWAP for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized $9,090 as interest expense during the nine months ended April 30, 2022. The total unamortized discount on the Note as of April 30, 2022, was $4,545. The total principal balance outstanding as of April 30, 2022, was $75,000.	75,000	-

On September 29, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, annual interest rate of 8% and a default interest rate of 20%, and a maturity date of September 29, 2022. In connection with the execution of the note, the Company issued 150,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $10,788 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily VWAP for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized $6,293 as interest expense during the nine months ended April 30, 2022. The total unamortized discount on the Note as of April 30, 2022, was $4,495. The total principal balance outstanding as of April 30, 2022, was $75,000.	75,000	-

	April 30,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2022	2021
On October 22, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $150,000, annual interest rate of 8% and a default interest rate of 20%, and a maturity date of October 22, 2022. In connection with the execution of the note, the Company issued 300,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $13,965 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily VWAP for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized $6,983 as interest expense during the nine months ended April 30, 2022. The total unamortized discount on the Note as of April 30, 2022, was $6,982. The total principal balance outstanding as of April 30, 2022, was $150,000.	150,000	-

On February 4, 2022, as part the acquisition of Next Level, the Company entered into two unsecured convertible promissory notes (the “Unsecured Convertible Promissory Notes”) for $1,800,000 and $200,000, respectively. The notes are payable in eight equal quarterly installments in the aggregate amount of $250,000 each commencing on April 30, 2022, through and including January 31, 2024. With a base annual interest rate of 0% and a default annual interest rate of 18%. The Sellers have a onetime right to convert all or a portion of the Convertible Notes commencing on the six-month anniversary of the notes being issued and ending 30 days after such six-month anniversary. The conversion price means an amount equal to the volume weighted average price per share of Stock on the Nasdaq Stock Market for the ten (10) consecutive trading days on which the conversion notice is received by the Company; provided, however, that if the stock is not then listed for trading on the Nasdaq Stock Market, the Conversion Price shall be the volume weighted average transaction price per share reported by the OTC Reporting Facility for the ten (10) consecutive trading days immediately preceding the date on which such Conversion Notice is received by the Company. The Company analyzed the Notes for derivative accounting consideration and determined that since the notes are convertible on the six-month anniversary from issuance and ending 30 days after such six-month anniversary, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any of the provisions for conversion are met and if the notes need to be classified as a derivative instrument. The total principal balance outstanding on the Unsecured Convertible Promissory Notes as of April 30, 2022, was $2,000,000.	2,000,000	-
Total convertible notes payables non-derivative:	$3,015,000	$665,000

CONVERTIBLE NOTES PAYABLE - DERIVATIVE
On July 27, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, annual interest rate of 8% and a maturity date of March 27, 2021. After payment of transaction-related expenses and closing fees of $35,000, net proceeds to the Company from the Note totaled $240,000. The Company recorded these discounts and cost of $35,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $11,626 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.05 (five) cents or (b). 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. The Company recognized $61,678 of derivative liability and directly amortized all associated debt discount of $61,678 as interest expense. On July 31, 2021, the holder agreed to extend the maturity date until January 31, 2022. On February 14, 2022, the holder agreed to extend the maturity date until July 31, 2022. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $75,000 and issued 250,000 shares of common stock with a market value of $34,150. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt for both the $75,000 increase in principal and $34,150 fair value of shares issued and charged the total $109,150 to interest expense at the time of the extension. The total principal balance outstanding as of April 30, 2022, and July 31, 2021, were $430,000 and $355,000, respectively.	430,000	355,000

	April 30,	July 31,
CONVERTIBLE NOTES PAYABLE - DERIVATIVE	2022	2021
On January 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $80,235, annual interest rate of 8% and a maturity date of February 17, 2022. Subsequently, on March 7, 2022, the holder agreed to extend the maturity date until July 31, 2022. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or seventy-five percent (75%) of the lowest daily VWAP over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $61,819, of which $61,819 was recorded as debt discount and amortized over the term of the note. The Company amortized $27,840 of debt discount as interest expense during the nine months ended April 30, 2022. The total unamortized discount on the Note as of April 30, 2022, and July 31, 2021, were $0 and $27,840, respectively. The total principal balance outstanding as of April 30, 2022, and July 31, 2021, was $80,235.	80,235	80,235

On February 17, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $175,000, annual interest rate of 8% and a maturity date of February 17, 2022. After payment of transaction-related expenses and closing fees of $5,000, net proceeds to the Company from the Note totaled $170,000. Additionally, the Company recorded $5,000 as a discount to the Note and amortized over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or seventy-five percent (75%) of the lowest daily VWAP over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $346,091, of which $170,000 was recorded as debt discount and amortized over the term of the note, and $176,091 was recorded as day 1 derivative loss. The total unamortized discount on the Note as of April 30, 2022, and July 31, 2021, were $0 and $102,083, respectively. The Company amortized $102,083 of debt discount as interest expense during the nine months ended April 30, 2022. On March 7, 2022, the Company paid in full the total principal balance outstanding of $175,000 and accrued interest and prepayment penalty of $30,000. As part of the payoff of the note, the Company resolved $76,134 of the derivative liability against additional paid in capital. The total principal balance outstanding as of April 30, 2022, and July 31, 2021, were $0 and $175,000, respectively.	-	175,000

	April 30,	July 31,
CONVERTIBLE NOTES PAYABLE - DERIVATIVE	2022	2021
On April 15, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $113,000, annual interest rate of 8% and a maturity date of January 15, 2022. After payment of transaction-related expenses and closing fees of $13,000, net proceeds to the Company from the Note totaled $100,000. Additionally, the Company recorded $13,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 100,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $14,138 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.15 (fifteen) cents or (b). seventy-five percent (75%) of the lowest traded price in the prior fifteen (15) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”). Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $64,561, of which $42,822 was recorded as debt discount and amortized over the term of the note. On January 15, 2022, the lender agreed to extend the maturity date until March 31, 2022. As consideration for the extension on the note, the Company agreed to add 15,000 to the principal amount outstanding. On March 31, 2022, the lender agreed to extend the maturity date until July 31, 2022. As consideration for the extension on the note, the Company agreed to add $15,000 to the principal amount outstanding. The Company evaluated the amendments and accounted for these changes as an extinguishment of debt. As of both amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt for both $15,000 increase in principal and charged the total $30,000 to interest expense at the time of the extension. The total unamortized discount on the Note as of April 30, 2022, and July 31, 2021, were $0 and $50,945, respectively. The Company amortized $50,945 of debt discount as interest expense during the nine months ended April 30, 2022. The total principal balance outstanding as of April 30, 2022, and July 31, 2021, were, $143,000 and $113,000, respectively.	143,000	113,000

On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, annual interest rate of 8% and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 300,000 shares of our common stock to the note holder and recorded $300 as debt discount and amortized over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $55,866. The Company recorded $30,146 debt discount from derivative. The total unamortized discount on the Note as of April 30, 2022, was $37,831. The Company amortized $18,915 of debt discount as interest expense during the nine months ended April 30, 2022. The total principal balance outstanding as of April 30, 2022, was $230,000.	230,000	-

	April 30,	July 31,
CONVERTIBLE NOTES PAYABLE - DERIVATIVE	2022	2021
On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, annual interest rate of 8% and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 300,000 shares of our common stock to the note holder and recorded $300 as debt discount and amortized over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $55,866. The Company recorded $30,146 debt discount from derivative. The total unamortized discount on the Note as of April 30, 2022, was $37,831. The Company amortized $18,915 of debt discount as interest expense during the nine months ended April 30, 2022. The total principal balance outstanding as of April 30, 2022, was $230,000.	230,000	-

Total convertible notes payable - derivative:	$1,113,235	$723,235

Total convertible notes payable derivative and non-derivative	4,128,235	1,388,235
Less: discount on convertible notes payable	(91,685)	(339,654)
Total convertible notes payable, net of discount	4,036,550	1,048,581
Less: current portion of convertible notes payable	(3,286,550)	(1,048,581)
Long-term portion of convertible notes payable	$750,000	$-

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

The total unamortized discount on the convertible notes as of April 30, 2022, and July 31, 2021, were $91,685 and $339,654, respectively. The total principal balance outstanding as of April 30, 2022, and July 31, 2021, were $4,128,235 and $1,388,235, respectively. During the nine months ended April 30, 2022, and April 30, 2021, the Company amortized $399,849 and $528,645, respectively, of debt discount as interest expense.

NOTE 9 - LEASES

The leased properties have a remaining lease term of twelve to thirty-seven months as of August 1, 2021 (Beginning on the current fiscal year). At the option of the Company, it can elect to extend the term of the leases. See table below:

Location	Annual Rent	Lease Expiration Date	Business Use	Approx. Sq. Ft.

825 W. Bitters, Suite 104, San Antonio, TX 78216	$26,529	Jul-22	Executive offices	1,546
8023 Vantage Dr., Suite 660, San Antonio, Texas 78230	$49,752	Sep-22	Office space	2,843
10967 Via Frontera, San Diego, CA 92127	$366,767	Mar-26	Office space	18,541
1610 Royal Palm Avenue, Suite 300, Fort Myers, FL 33901	$82,102	Dec-25	Office space and network facilities	6,800
2121 Ponce de Leon Blvd., Suite 200, Coral Gables FL 33134	$164,475	Jul-22	Office space & wireless internet network	4,623
7218 McNeil Dr., FL-1, Austin, TX 78729	$21,000	Mar-24	Network facilities	25
6606 Lyndon B. Johnson, Fwy., FL1, Suite 125, Dallas, TX 75240	$14,200	May-22	Network facilities	25
9701 S. John Young Parkway, Orlando, FL 32819	$30,528	May-23	Network facilities	540
50 NE 9th St, Miami, FL 3313	$49,560	May-23	Network facilities	25
350 NW 215 St., Miami Gardens, FL 33169	$23,403	May-22	Wireless internet network	100
8333 NW 53rd St, Doral, FL 33166	$13,612	Jul-25	Wireless internet network	100
100 SE 2nd Street, Miami, FL 33131	$36,024	Jan-24	Wireless internet network	100
9055 SW 73rd Ct, Miami, FL 33156	$8,674	Dec-23	Wireless internet network	100
9517 Fontainebleau Blvd., Miami, FL 33172	$11,860	Aug-24	Wireless internet network	100

The Company has not entered into any sale and leaseback transactions during the nine months ended April 30, 2022

In February 2022, as part of the acquisition of NLI, the Company secured an office lease, with a monthly base lease payment of $30,222. The lease expires in March 2026. At the option of the Company, the lease can be extended for two additional five-year terms, with a base rent at the prevailing market rate at the time of the renewal.

In December 2021, as part of the acquisition of Skynet Telecom LLC’s assets, the Company assumed an office lease in San Antonio, Texas. The lease expires in September 2022, and at the option of the Company, the lease can be extended for a period of five years, with a base rent at the prevailing market rate at the time of the renewal.

In January 2021, the Company entered into a new office lease, with a monthly base lease payment and applicable shared expenses of $4,750 and $2,140, respectively. The base rent will increase on an annual basis by 2% of the base lease payment. The lease expires on December 31, 2025., and at the option of the Company, the lease can be extended for one (1) five (5) year term with a base rent at the prevailing market rate at the time of the renewal.

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

Amounts recognized on July 31, 2021, and April 30, 2022, for operating leases are as follows:

ROU Asset	July 31, 2021	$934,260
Amortization		$(213,662)
Addition - Asset		$1,246,262
ROU Asset	April 30, 2022	$1,966,860

Lease Liability	July 31, 2021	$934,260
Amortization		$(268,000)
Addition - Liability		$1,455,978
Lease Liability	April 30, 2022	$2,122,238

Lease Liability	Short term	$773,233
Lease Liability	Long term	$1,349,005
Lease Liability	Total:	$2,122,238

Operating lease cost:	$470,935

Cash paid for amounts included in the measurement of lease labilities

Operating cashflow from operating leases:	$470,935

Weighted-average remain lease term-operating lease:	3.4 years

Weighted-average discount rate	5.0%

For the nine months ended April 30, 2022, the amortization of operating ROU assets was$213,662.

For the nine months ended April 30, 2022, the amortization of operating lease liabilities was $268,000

The future minimum lease payment under the operating leases are as follows:

Period Ending July 31,	Lease Payments
2022*	$218,569
2023	658,144
2024	532,546
2025	491,145
2026	260,209
Total:	$2,160,613

*	remaining 3 Months

NOTE 10 – PREFERED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

In August 2020, the Company’s Board of Directors designated and authorized the issuance of up to 1,500,000 shares of the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”) and is entitled to a dividend at an annual rate of eight percent (8%) per share. The Company had 225,000 shares of the Series A Convertible Preferred Stock outstanding as of April 30, 2022. During the nine months ended April 30, 2022, the Company declared a dividend of $13,463 and had $51,397 as accumulated dividends as of April 30, 2022.

The “Conversion Price” at which shares of Common Stock shall be issuable upon conversion of any shares of Series A Convertible Preferred Stock shall initially be $0.30 per share

During the nine months ended April 30, 2022, the Company evaluated Series A Convertible Preferred Stock and concluded that none of the mandatory conversion events occurred during the period and determined that the convertible shares were classified as equity instruments.

SERIES B CONVERTIBLE PREFERRED STOCK

In April 2020, the Company’s Board of Directors designated and authorized the issuance up to 1,000,000 shares of the Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is only issuable to the Company’s debt holders as of March 25, 2020 (“Existing Debt Holders”) who may purchase shares of Series B Convertible Preferred Stock at the Stated Value by converting all or part of the debt owed to them by the Company as of March 25, 2020. Each share of Series B Convertible Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”). In April 2020, the Company issued a total of 407,477 shares of Series B Convertible Preferred Stock for settlement of debt of $370,000 on various promissory notes and $37,477 in accrued interest. In March 2021, the Company issued a total of 17,965 shares of Series B Convertible Preferred Stock for settlement of debt of $16,000 on a promissory note and $1,965 in accrued interest.

The Company had 425,442 shares of Series B Convertible Preferred Stock outstanding as of April 30, 2022. No dividends are payable on the Series B Convertible Preferred Stock.

The terms of our Series B Convertible Preferred Stock allow for:

Mandatory Conversion. Upon (i) an up-listing of the Company’s Common Stock to Nasdaq or a US national securities exchange, (ii) an underwriting involving the sale of $5,000,000 or more of the Company’s Common Stock or Common Stock equivalents (a “Material Underwriting”), (iii) the Company ceases to be a public corporation as the result of a going private transaction, (iv) the Company, directly or indirectly, effects any sale, lease, exclusive license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions (including a transaction involving the Company’s spin-off of its operating subsidiary, T3 Nevada), (v) any, direct or indirect, purchase offer, tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding Common Stock, (vi) the Company, directly or indirectly, in one or more related transactions, effects any reclassification, reorganization or recapitalization of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property, or (vii) the Company, directly or indirectly, in one or more related transactions, consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with another Person, other than an officer or director of the Company, whereby such other Person acquires more than 50% of the outstanding shares of Common Stock (not including any shares of Common Stock held by the other Person or other Persons making or party to, or associated or affiliated with the other Persons making or party to, such stock or share purchase agreement or other business combination) , all shares of Series B Convertible Preferred Stock shall be automatically converted, without any further action by the holders of such shares and whether or not the certificates representing such shares are surrendered to the Company or its transfer agent, into the number of fully paid and nonassessable shares of Common Stock in an amount equal, following conversion, to 18% of the Company’s issued and outstanding shares of Common Stock . Each of (i)-(vii) above shall be hereafter referred to as a “Conversion Event” and the date of a Conversion Event shall be hereafter referred to as a “Conversion Date”. Upon any such mandatory conversion and the issuance of conversion shares further thereto, the shares of Series B Convertible Preferred Stock shall be deemed cancelled and of no further force or effect. A mandatory conversion is the only means by which Series B Convertible Preferred Stock is convertible as the shares of Series B Convertible Preferred Stock are not convertible at the option of the Holder. For purposes of the foregoing Conversion Events, conversion will be deemed to have taken place immediately prior to the Conversion Event. By way of example, if the Company engages in a Material Underwriting, the Series B Convertible Preferred Stock will be treated as having been converted immediately prior to the issuance of the securities in the Material Underwriting.

During the nine months ended April 30, 2022, the Company evaluated Series B Convertible Preferred Stock and concluded that none of the mandatory conversion events occurred during the period and determined that the convertible shares were classified as equity instruments.

SERIES C CONVERTIBLE PREFERRED STOCK

In July 2020, the Company’s Board of Directors designated and authorized the issuance up to 1,000,000 shares of the Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock has a par value of $0.001 per share and a stated value equal to ten dollars ($10.00) (the “Stated Value”).

On February 25, 2021, Digerati’s Board of Directors approved the issuance of the following shares of Series C Convertible Preferred Stock.:

●	Arthur L. Smith – 28,928 shares of Series C Convertible Preferred Stock

●	Antonio Estrada – 19,399 shares of Series C Convertible Preferred Stock

●	Craig Clement – 7,073 shares of Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock was issued for accrued compensation to the management team of $554,000.

The Company had 55,400 shares of Series C Convertible Preferred Stock outstanding as of April 30, 2022. No dividends are payable on the Series C Convertible Preferred Stock.

The terms of our Series C Convertible Preferred Stock allow for:

Automatic Conversion. Upon (i) an up-listing of the Company’s Common Stock to Nasdaq or a US national securities exchange, (ii) a financing or offering involving the sale of $5,000,000 or more of the Company’s Common Stock or Common Stock equivalents (a “Material Financing”), (iii) the Company ceases to be a public corporation as the result of a going private transaction, (iv) the Company, directly or indirectly, effects any sale, lease, exclusive license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions (including a transaction involving the Company’s spin-off of T3 Nevada), (v) any, direct or indirect, purchase offer, tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding Common Stock, (vi) the Company, directly or indirectly, in one or more related transactions, effects any reclassification, reorganization or recapitalization of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property, or (vii) the Company, directly or indirectly, in one or more related transactions, consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with another Person, other than an officer or director of the Company, whereby such other Person acquires more than 50% of the outstanding shares of Common Stock (not including any shares of Common Stock held by the other Person or other Persons making or party to, or associated or affiliated with the other Persons making or party to, such stock or share purchase agreement or other business combination), all issued shares of Series C Convertible Preferred Stock shall be automatically converted, without any further action by the holders of such shares and whether or not the certificates representing such shares are surrendered to the Company or its transfer agent, into the number of fully paid and nonassessable shares of Common Stock in an amount equal, following conversion, to 22% of the Company’s issued and outstanding shares of Common Stock. Each of (i)-(vii) above shall be hereafter referred to as a “Conversion Event” and the date of a Conversion Event shall be hereafter referred to as a “Conversion Date”. Upon any such mandatory conversion and the issuance of conversion shares further thereto, the shares of Series C Convertible Preferred Stock shall be deemed cancelled and of no further force or effect. A mandatory conversion is the only means by which Series C Convertible Preferred Stock is convertible as the shares of Series C Convertible Preferred Stock are not convertible at the option of the Holder. For purposes of the foregoing Conversion Events, conversion will be deemed to have taken place immediately prior to the Conversion Event. By way of example, if the Company engages in a Material Financing, the Series C Convertible Preferred Stock will be treated as having been converted immediately prior to the issuance of the securities in the Material Underwriting.

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

The Company had 100 shares outstanding of the Series F Super Voting Preferred Stock as of April 30, 2022. No dividends are payable on the Series F Super Voting Preferred Stock.

The terms of our Series F Super Voting Preferred Stock allow for:

Voting Rights. As long as any shares of Series F Super Voting Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series F Super Voting Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series F Super Voting Preferred Stock or alter or amend its Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Series F Super Voting Preferred Stock, (d) sell or otherwise dispose of any assets of the Company not in the ordinary course of business, (e) sell or otherwise effect or undergo any change of control of the corporation, (f) effect a reverse split of its Common Stock, or (g) enter into any agreement with respect to any of the foregoing.

Holders of the Series F Super Voting Preferred Stock shall be entitled to vote on all matters subject to a vote or written consent of the holders of the Company’s Common Stock, and on all such matters, the shares of Series F Super Voting Preferred Stock shall be entitled to that number of votes equal to the number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis, plus one million (1,000,000) votes, it being the intention that the Holders of the Series F Super Voting Preferred Stock shall have effective voting control of the Company. The Holders of the Series F Super Voting Preferred Stock shall vote together with the holders of Common Stock as a single class on all matters requiring approval of the holders of the Company’s Common Stock and separately on matters not requiring the approval of holders of the Company’s Common Stock.

Conversion. No conversion rights apply to the Series F Super Voting Preferred Stock.

NOTE 11 – EQUITY

During the nine months ended April 30, 2022, the Company issued the following shares of common stock:

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

On January 21, 2022, the Company secured two promissory notes for $460,000, with a maturity date of October 21, 2022, and annual interest rate of 8%. In conjunction with the promissory notes, we issued 600,000 shares of common stock. At the time of issuance, the Company recognized $600 as debt discount, and it will be amortized to interest expense during the term of the promissory note

On February 14, 2022, the Company entered into a note extension agreement, and as consideration for the extension, the Company issued 250,000 shares of common stock. At the time of issuance, the Company recognized the fair market value of the shares of $34,150 as interest expense. In addition, the Company agreed to add $75,000 to the principal amount outstanding and the Company recognized $75,000 as interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. The Company recognized a loss on extinguishment of debt for both the $75,000 increase in principal and $34,150 fair value of shares issued and charged the total $109,150 to interest expense at the time of the extension.

On March 7, 2022, the Company paid in full the total principal balance outstanding on a convertible promissory note of $175,000 and accrued interest and prepayment penalty of $30,000. As part of the payoff of the convertible promissory note, the Company resolved $76,134 of the derivative liability against additional paid in capital.

NOTE 12 – ACQUISITIONS

Skynet Asset Purchase Agreement

On December 31, 2021, our indirect, wholly owned subsidiary, Shift8 Networks, Inc., a Texas corporation (“Shift8”), executed and closed on an Asset Purchase Agreement (the “Purchase Agreement”) with Skynet Telecom LLC, a Texas limited liability company (“Seller” or “Skynet”), and Paul Golibart and Jerry Ou, each an individual resident in the State of Texas (each, an “Owner” and collectively, the “Owners”).

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

The acquisition was accounted for under the purchase method of accounting, with Digerati identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by Digerati was allocated to customer contracts acquired and intangible assets based on their estimated fair values as of December 31, 2021. Allocation of the purchase price is based on the best estimates of management.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of Skynet. The allocation of fair values is preliminary and is subject to change in the future during the measurement period.

Skynet
(in thousands)

Accounts receivable, net	$134
Inventory	8
Intangible assets and Goodwill	5,800
Property and Equipment, net	16
Operating lease right-of-use asset	45
Deposits and other assets	6

Total identifiable assets	$6,009

Less: Liabilities assumed	209
Total Purchase price	$5,800

The following table summarizes the cost of intangible assets related to the acquisition:

	Skynet	Useful Life
	(in thousands)	(in Years)

Customer Relationships	$2,378	7
Trade Names and Trademarks	1,624	7
Non-Compete Agreement	174	2-3
Goodwill	1,624	-
Total intangible assets	$5,800

In addition, the Company incurred approximately $276,000 in costs associated with the acquisition of Skynet. These included legal, regulatory, and accounting, these costs of $276,000 were expensed during the nine months ended April 30, 2022.

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

Proforma

The following schedule contains proforma consolidated results of operations for the nine months ended April 30, 2022, and 2021 as if the acquisition occurred on August 1, 2020. The proforma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on August 1, 2020, or of results that may occur in the future.

	(In thousands)
	Nine months ended April 30,
	2022		2021
	Reported	Proforma	Reported	Proforma
Revenue	$15,959	$17,501	$8,629	$11,216
Income (loss) from operations	(3,525)	(3,280)	(1,978)	(1,502)
Net income (loss)	$(4,726)	$(4,479)	$(15,484)	$(14,845)

Earnings (loss) per common share-Basic and Diluted	$(0.03)	$(0.03)	$(0.12)	$(0.12)

Next Level Internet Equity Purchase Agreement

On February 4, 2022, the Company, T3 Nevada and the two owners of NLI (the “Sellers”), entered into and closed on an Equity Purchase Agreement (the “Equity Purchase Agreement”). Pursuant to the Equity Purchase Agreement, T3 Nevada bought all of the equity interests in NLI from the Sellers. NLI is engaged in the business of providing cloud based Unified Communications as a Service, collaboration, contact center, managed connectivity and other voice and data services to small, medium, and large enterprises.

The total purchase price is up to $12.90 million consisting of: (i) $8.9 million in cash which includes payoff of certain indebtedness held at closing by NLI and certain transaction expenses; (ii) unsecured promissory notes in the aggregate principal amount of $2 million issued by T3 Nevada to the Sellers (the “Unsecured Notes”) with such notes payable in eight equal quarterly installments in the aggregate amount of $250,000 each starting on June 15, 2022 through and including March 16, 2024. With a base annual interest rate of 0% and a default annual interest rate of 18%.The amount owed is subject to change based on certain revenue milestones needing to be met by NLI; and (iii) unsecured convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $2 million issued by T3 Nevada to the Sellers with such notes payable in eight equal quarterly installments in the aggregate amount of $250,000 each starting on April 30, 2022 through and including January 31, 2024, with a base annual interest rate of 0% and a default annual interest rate of 18%. The Sellers have a onetime right to convert all or a portion of the Convertible Notes commencing on the six-month anniversary of the notes being issued and ending 30 days after such six-month anniversary. The conversion price is the volume weighted average price per share for the ten (10) consecutive trading days immediately preceding the date on which a conversion notice is received by T3 Nevada.

T3 Nevada paid $8.69 million in cash to the Sellers on the closing date of February 4, 2022.

In addition, 120 days after the closing of the transaction, T3 Nevada will pay the Sellers the amount by which net working capital deficit is better than $2.16 million or the Sellers will pay T3 Nevada the amount by which net working capital deficit is worse than $2.36 million. As of April 30, 2022, the Company and the sellers agreed that there’s no purchase price adjustment required.

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

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Next Level acquisition. The allocation of fair values is preliminary and is subject to change in the future during the measurement period.

Next Level
Internet
(in thousands)

Cash	$171
Accounts receivable, net	469
Prepaid and other current assets	541
Intangible assets and Goodwill	18,103
Property and Equipment, net	1,302
Deposits and other assets	339
Operating lease right-of-use asset	1,246
Total identifiable assets	$22,171

Less: Liabilities assumed	7,902
Less: Operating lease liability	1,408
Total Purchase price	$12,861

The following table summarizes the cost of intangible assets related to the acquisition:

	Next Level
	Internet	Useful Life
	(in thousands)	(in Years)

Customer Relationships	$7,422	7
Trade Names and Trademarks	5,069	7
Non-Compete Agreement	1,991	2
Goodwill	3,621	-

Total intangible assets	$18,103

In addition, the Company incurred approximately $845,000 in costs associated with the Next Level acquisition. These included legal, regulatory, and accounting costs which were expensed during the nine months ended April 30, 2022.

Proforma

The following schedule contains proforma consolidated results of operations for the nine months ended April 30, 2022, and 2021 as if the acquisition occurred on August 1, 2020. The proforma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on August 1, 2020, or of results that may occur in the future.

	(In thousands)
	Nine months ended April 30,
	2022		2021
	Reported	Proforma	Reported	Proforma
Revenue	$15,959	$23,291	$8,629	$18,007
Income (loss) from operations	(3,525)	(3,165)	(1,978)	(2,260)
Net income (loss)	$(4,726)	$(4,382)	$(15,484)	$(15,800)

Earnings (loss) per common share-Basic and Diluted	$(0.03)	$(0.03)	$(0.12)	$(0.12)

As part of the acquisition of NLI., the Company secured an office lease, with a monthly base lease payment of $30,222. The lease expires on March 11, 2026. At the option of the Company, the lease can be extended for two additional five-year terms, with a base rent at the prevailing market rate at the time of the renewal.

NOTE 13 – SUBSEQUENT EVENTS

Unsecured Convertible Promissory Notes payment

On May 2, 2022, the Company made a quarterly principal payment of $250,000 towards the NLI Unsecured Convertible Promissory Notes.

Unsecured Adjustable Promissory Notes payment

On June 6, 2022, the Company made a quarterly principal payment of $250,000 towards the NLI Unsecured Adjustable Promissory Notes.

Forbearance Agreement and Third Amendment to Credit Agreement

On February 4, 2022, the T3 Nevada Parties and NLI (collectively, the “Loan Parties”) and Post Road entered into a Joinder and Second Amendment to Credit Agreement (the “Joinder”) whereby, among other terms, NLI became a guarantor of T3’s obligations pursuant to the Credit Agreement and notes issued pursuant thereto.

On June 13, 2022, the parties to the Joinder entered into a Forbearance Agreement and Third Amendment to Credit Agreement (“Forbearance Agreement”).

The Forbearance Agreement was entered into because certain events of default related to both the Credit Agreement and the Joinder have occurred. The events of default related to financial covenants were failure to maintain a Senior Leverage Ratio (as defined in the Credit Agreement) of less than 4.05 to 1.00 and failure to comply with a Credit Agreement provision whereby the Loan Parties are not allowed to make annual Capital Expenditures (as defined in the Credit Agreement) greater than $379,190.

The events of default unrelated to financial covenants were the Loan Parties’ failure to: (a) deliver certain certificates, financial information and projections, lease, landlord, and control agreements, and evidence of a UCC-3 filing; (b) close or consolidate certain bank accounts; (c) provide ten (10) business days’ notice prior to the Company filing certain filings with the Securities and Exchange Commission (the “SEC”) and the Nevada Secretary of State; and (d) engage an industry consultant acceptable to the Agent to consult with the Loan Parties on integration strategy, future acquisitions, operating performance, and various business issues.

Pursuant to the Forbearance Agreement, Post Road agreed to forbear through the Forbearance Period (as defined below) from (i) exercising its rights and remedies with regard to the existing events of default and (ii) requiring compliance with the financial covenants set forth in Section 11.12 of the Credit Agreement (related to leverage, EBITDA, liquidity, capital expenditures, fixed charge coverage ratio, and churn). The “Forbearance Period” is from June 13, 2022 through the earlier of (a) August 8, 2022, (b) the date on which any other event of default not enumerated in the Forbearance Agreement occurs or is deemed to have occurred, or (c) the date of any failure of any Loan Party to comply with any aspect of the Forbearance Agreement. The forbearance does not constitute a waiver of the defaults enumerated nor does it impair the ability of Post Road to exercise its rights and remedies after the expiration of the Forbearance Period.

In addition, the Forbearance Agreement amends the Credit Agreement to clarify Section 10.15 with regard to the Company’s affirmative covenant to comply with its SEC reporting obligations. It also amends the Credit Agreement to clarify the provisions of the Section 10 (affirmative covenants) whose violation constitute an event of default. Finally, the Forbearance Agreement amends the Joinder to allow T3 Nevada to give the Agent draft copies of its 10-Ks and 10-Qs and 8-Ks for the Agent and its advisors review only five business days (10-Ks) or two business days (10-Qs and 8-Ks) in advance rather than ten business days in advance as originally required by the Joinder.

The Company anticipates implementing remedies by July 31, 2022 to resolve the financial covenants breaches and the breaches regarding delivering a compliance certificate, financial projections, and a landlord agreement along with engaging an industry consultant. The Company and Post Road have agreed to work in good faith to adjust the financial covenants set forth in Section 11.12 of the Credit Agreement to include the financial impact of the acquisition of Skynet and Next Level. As of the date of this filing, the Company cannot predict the final outcome of the negotiations with Post Road.

The other non-financial events of default were covenants that were complied with, however, the compliance was not timely pursuant to the provisions of the Credit Agreement and Joinder. These events of default have not been waived by Post Road.

The foregoing summary of the Forbearance Agreement contains only a brief description of the material terms of the Forbearance Agreement and such description is qualified in its entirety by reference to the full text of the Forbearance Agreement, filed herewith as Exhibit 10.3 and incorporated by reference herein.

Expired Leases

As detailed in Note 9, two of the Company’s lease agreements (one for a property in Dallas, Texas and one for a property in Miami Gardens, Florida) expired in May 2022. Those leases are now on a month to month basis with the monthly lease payment remaining the same as it was in May 2022. The Company is currently negotiating long-term extensions of those lease agreements although no guarantees can be made that such extensions will be reached.

Series A Convertible Preferred Stock Certificate of Correction

On May 24, 2022, the Company filed a Certificate of Correction with the Nevada Secretary of State with regard to the Company’s Series A Convertible Preferred Stock Certificate of Designation originally filed in August 2020.

The Certificate of Correction was filed to correct, among other provisions, certain dates, to correct the Series A Convertible Preferred Stock’s initial conversion price (it is $0.30 and the conversion price is not related to any offering), the date that dividends commenced being paid, to correct the mandatory conversion provisions (with such provision not related to a listing of the Common Stock on a national securities exchange).

The foregoing summary of the Certificate of Correction contains only a brief description of the material terms of the Certificate of Correction and such description is qualified in its entirety by reference to the full text of the Certificate of Correction, filed herewith as Exhibit 3.1 and incorporated by reference herein.

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

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three and nine months ended April 30, 2022, and 2021. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the Securities and Exchange Commission on October 26, 2021. For purposes of the following discussion, fiscal 2022 or 2022 refers to the year that will end on July 31, 2022, and fiscal 2021 or 2021 refers to the year ended July 31, 2021.

Overview

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” “Company” or “Digerati”), through its operating subsidiaries in Texas and Florida, Shift8 Networks, Inc., dba, T3 Communications and T3 Communications, Inc., respectively, and Nexogy Inc., a Florida corporation, provides cloud services specializing in Unified Communications as a Service (“UCaaS”) solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud WAN solutions (SD WAN). Our services are designed to provide enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted IP/PBX, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™.

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

Recent events

On December 31, 2021, the Company closed on an Asset Purchase Agreement (the “Purchase Agreement”) with Skynet Telecom LLC (“Skynet”). Pursuant to the Purchase Agreement, the Company acquired the customer base, certain equipment, certain intellectual property, inventory, contract rights, software and other licenses and miscellaneous assets used in connection with the operation of Seller’s communications business, including but not limited to subscriber-based Interconnected Voice Over Internet Protocol communication services (“I-VoIP”), Unified Cloud Communications Services (“UCCS”), and IPPBX based systems of telephony.

On February 4, 2022, the Company acquired the equity interest in San Diego based Next Level Internet, Inc. (“Next Level” or “NLI”), a service provider engaged in the business of providing cloud based Unified Communications as a Service, collaboration, contact center, managed connectivity and other voice and data services to small, medium, and large enterprises. The acquisition of Next Level expands the Company’s growing nationwide footprint and adds a strong West Coast presence with nearly 1,000 SMB clients in California.

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

Results of Operations

Three Months ended April 30, 2022, Compared to Three Months ended April 30, 2021.

Cloud Software and Service Revenue. Cloud software and service revenue increased by $4,412,000 or 118% from the three months ended April 30, 2021, to the three months ended April 30, 2022. The increase in revenue is primarily attributed to the increase in total customers between periods due to the acquisition of Skynet in December 2021 and the acquisition of Next Level in February 2022. Our total number of customers increased from 2,612 for the three months ended April 30, 2021, to 3,963 customers for the three months ended April 30, 2022.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $1,635,000 or 107%, from the three months ended April 30, 2021, to the three months ended April 30, 2022. The increase in cost of services is primarily attributed to the consolidation of various networks as part of the increase in total customers between periods due to the acquisition of Skynet in December 2021 and the acquisition of Next Level in February 2022. Our total number of customers increased from 2,612 for the three months ended April 30, 2021, to 3,963 customers for the three months ended April 30, 2022. However, our consolidated gross margin improved by $2,777,000 from the three months ended April 30, 2021, to the three months ended April 30, 2022.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $2,457,000, or 136%, from the three months ended April 30, 2021, to the three months ended April 30, 2022. The increase in SG&A is attributed to the acquisition of Skynet in December 2021 and the acquisition of Next Level in February 2022. As part of the consolidation, the Company absorbed all of the employees responsible for service delivery for the customer base, technical support, sales, customer service, and administration.

Stock Compensation expense. Stock compensation expense decreased by $154,000, from the three months ended April 30, 2021, to the three months ended April 30, 2022. The decrease between periods is attributed to the recognition during the three months ended April 30, 2021, the Company recognized $57,000 in stock options expense associated with stock options awarded to various employees and $125,000 in stock compensation for consulting services. During the three months ended April 30, 2022, the Company only recognized $23,000 in stock compensation for the amortization of stock options issued various employees, in addition the Company recognized $5,000 in stock option expense for the modification of stock options previously issued.

Legal and professional fees. Legal and professional fees increased by $552,000, from the three months ended April 30, 2021, to the three months ended April 30, 2022. The increase between periods is attributed to the recognition during the three months ended April 30, 2022, of $589,000 in professional fees for audits, quality of earnings and due diligence related to the acquisition of Skynet and Next Level.

Bad debt. Bad debt increased by $31,000, from the three months ended April 30, 2021, to the three months ended April 30, 2022. The increase is attributed to the recognition of $36,000 in bad debt for accounts deemed uncollectible during the period ended April 30, 2022.

Depreciation and amortization. Depreciation and amortization increased by $929,000, from the three months ended April 30, 2021, to the three months ended April 30, 2022. The increase is primarily attributed to the acquisition of Skynet and Next Level and the related amortization of intangible assets for $915,000.

Operating loss. The Company reported an operating loss of $1,626,000 for the three months ended April 30, 2022, compared to an operating loss of $588,000 for the three months ended April 30, 2021. The increase in operating loss between periods is primarily due to the increase in cost of services of $1,635,000, the increase in SG&A of $2,457,000, the increase in legal fees of $552,000, the increase in depreciation and amortization of $929,000, and the increase in bad debt expense of $31,000. These increases were slightly offset by the decrease in stock compensation expense of $154,000, and the improvement in gross margin of $2,777,000.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments improved by $17,705,000 from the three months ended April 30, 2021, to the three months ended April 30, 2022. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized a gain or loss between periods.

Gain (loss) on settlement of debt. Gain (loss) on settlement of debt decreased by $150,000 from the three months ended April 30, 2021, to the three months ended April 30, 2022. The Company determined that a previously accrued obligations was satisfied with our vendors and recognized a gain of $150,000 during the three months ended April 30, 2021.

Income tax benefit (expense). During the three months ended April 30, 2022, the Company recognized an income tax expense of $167,000. During the three months ended April 30, 2021, the Company recognized an income tax expense of $63,000.

Other income (expense). Other income (expense) improved by $2,000 from the three months ended April 30, 2021, to the three months ended April 30, 2022. During the three months ended April 30, 2022, the Company recognized other income of $2,000 and during the period ended April 30, 2021, the Company did not recognize other income.

Interest expense. Interest expense increased by $99,000 from the three months ended April 30, 2021, to the three months ended April 30, 2022. During the quarter ended April 30, 2022, the Company recognized non-cash interest / accretion expense of $89,000 related to the adjustment to the present value of various convertible notes and debt. Additionally, the Company recognized $814,000 in interest expense for cash interest payments on various promissory notes, accrual of $373,000 for interest expense for various promissory notes and $34,000 fair value of shares issued as well as $115,000 added to the principal balance of various promissory notes, all recognized as loss on debt extinguishment charged to interest expense as consideration for extension of the maturity dates. The Company also directly amortized $250,000 original issuance discount on a new promissory note as interest expense.

Net income (loss) including noncontrolling interest. Net income including noncontrolling interest for the three months ended April 30, 2022, was $3,360,000, an improvement in net (loss) of $16,316,000, as compared to a net (loss) for the three months ended April 30, 2021, of $12,956,000. The improvement in net loss including noncontrolling interest between periods is primarily due to the improvement in derivative gain of $17,705,000, the decrease of $154,000 in stock compensation expense and the improvement of $2,777,000 in gross margin. The improvement in net income including noncontrolling interest was slightly offset by the increase of $2,457,000 in SG&A, the increase of $552,000 in legal and professional fees, increase in bad debt of $31,000, and the increase of $929,000 in depreciation and amortization expense.

Net Income attributable to the noncontrolling interest. During the three months ended April 30, 2022, and 2021, the consolidated entity recognized net income in noncontrolling interest of $546,000 and $158,000, respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net income for the three months ended April 30, 2022, was $3,906,000 compared to a net loss for the three months ended April 30, 2021, of $12,798,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend declared on convertible preferred stock for the three months ended April 30, 2022, and 2021, were, $4,000 and $5,000, respectively.

Net income (loss) attributable to Digerati’s common shareholders. Net income for the three months ended April 30, 2022, was $3,902,000 compared to a net (loss) for the three months ended April 30, 2021, of $12,803,000.

Nine Months ended April 30, 2022, Compared to Nine Months ended April 30, 2021.

Cloud Software and Service Revenue. Cloud software and service revenue increased by $7,330,000, or 85% from the nine months ended April 30, 2021, to the nine months ended April 30, 2022. The increase in revenue is primarily attributed to the increase in total customers between periods due to the acquisition of Skynet in December 2021 and the acquisition of Next Level in February 2022. Our total number of customers increased from 2,612 for the nine months ended April 30, 2021, to 3,963 customers for the nine months ended April 30, 2022.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $2,495,000, or 67%, from the nine months ended April 30, 2021, to the nine months ended April 30, 2022. The increase in cost of services is primarily attributed to the consolidation of various networks as part of the increase in total customers between periods due to the acquisition of Skynet in December 2021 and the acquisition of Next Level in February 2022. Our total number of customers increased from 2,612 for the nine months ended April 30, 2021, to 3,963 customers for the nine months ended April 30, 2022. However, our consolidated gross margin improved by $4,835,000 from the nine months ended April 30, 2021, to the nine months ended April 30, 2022.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $3,725,000, or 84%, from the nine months ended April 30, 2021, to the nine months ended April 30, 2022. The increase in SG&A is attributed to the acquisition of Skynet in December 2021 and the acquisition of Next Level in February 2022. As part of the consolidation, the Company absorbed all the employees responsible for service delivery, technical support, sales, customer service, and administration.

Stock Compensation expense. Stock compensation expense decreased by $483,000, from the nine months ended April 30, 2021, to the nine months ended April 30, 2022. The decrease between periods is attributed to the recognition during the nine months ended April 30, 2021, of stock option expense of $110,000, the recognition of $247,000 in stock compensation expense associated with the funding of the 401(K)-profit sharing plan, the recognition of $18,000 in stock compensation for stock issued in lieu of cash payments to an employee and the recognition of $183,000 in stock issued consultants for professional services. During the nine months ended April 30, 2022, the Company only recognized $70,000 in stock compensation expense for the amortization of stock options issued various employees, in addition the Company recognized $5,000 in stock option expense for the modification of stock options previously issued.

Legal and professional fees. Legal and professional fees increased by $1,788,000, from the nine months ended April 30, 2021, to the nine months ended April 30, 2022. The increase between periods is attributed to the recognition during the nine months ended April 30, 2022, of $1,788,260 in professional fees for the audits, quality of earnings and due diligence related to the acquisition of Skynet and Next Level.

Bad debt. Bad debt increased by $42,000, from the nine months ended April 30, 2021, to the nine months ended April 30, 2022. The increase is attributed to the recognition of $51,000 in bad debt for accounts deemed uncollectible during the period ended April 30, 2022.

Depreciation and amortization. Depreciation and amortization increased by $1,310,000, from the nine months ended April 30, 2021, to the nine months ended April 30, 2022. The increase is primarily attributed to the acquisition of Skynet and Next Level and related amortization of intangible assets for $915,000.

Operating loss. The Company reported an operating loss of $3,525,000 for the nine months ended April 30, 2022, compared to an operating loss of $1,978,000 for the nine months ended April 30, 2021. The increase in operating loss between periods is primarily due to the increase in cost of services of $2,495,000, increase in SG&A of $3,725,000, the increase in legal fees of $1,788,000, the increase in depreciation and amortization of $1,310,000 and the increase of $42,000 in bad debt. These increases were slightly offset by the decrease in stock compensation expense of $483,000 and the improvement in gross margin of $4,835,000.

Gain (loss) on derivative instruments. Gain (loss) on derivative instruments improved by $18,695,000 from the nine months ended April 30, 2021, to the nine months ended April 30, 2022. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re-measurement of all derivative instruments we recognized a gain or loss between periods.

Loss on extinguishment of debt. Loss on extinguishment of debt increased by $5,480,000 from the nine months ended April 30, 2021, to the nine months ended April 30, 2022. On December 20, 2021, the Company and our lender entered into an amendment to a Credit Agreement, as described in Note 6, in connection with the amendment, the Company recognized a loss on extinguishment of debt for the amendment fee of $1,419,000 and the debt discount associated with the note of $4,061,000 was also recognized as a loss on extinguishment of debt.

Gain (loss) on settlement of debt. Gain (loss) on settlement of debt decreased by $347,000 from the nine months ended April 30, 2021, to the nine months ended April 30, 2022. The Company determined that a previously accrued obligation was satisfied with our vendors and recognized a gain of $347,000 during the nine months ended April 30, 2021.

Income tax benefit (expense). During the nine months ended April 30, 2022, the Company recognized an income tax expense of $285,000. During the six months ended January 31, 2021, the Company recognized an income tax expense of $122,000.

Interest expense. Interest expense increased by $1,484,000 from the nine months ended April 30, 2021, to the nine months ended April 30, 2022. During the nine months ended April 30, 2022, the Company recognized non-cash interest / accretion expense of $1,694,000 related to the adjustment to the present value of various convertible notes and debt. Additionally, the Company recognized $1,675,000 in interest expense for cash interest payments on various promissory notes, accrual of $754,000 for interest expense for various promissory notes and $34,000 fair value of shares issued as well as $115,000 added to the principal balance of various promissory notes, all recognized as loss on debt extinguishment charged to interest expense as consideration for extension of the maturity dates. The Company also directly amortized $250,000 original issuance discount on a new promissory note as interest expense.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the nine months ended April 30, 2022, was $6,018,000, an improvement in net loss of $9,674,000, as compared to a net loss for the nine months ended April 30, 2021, of $15,692,000. The increase in cost of services of $2,495,000, the increase in SG&A of $3,725,000, the increase of $1,788,000 in legal and professional fees, the increase of $42,000 in bad debt expense, the increase of $1,310,000 in depreciation and amortization expense and the increase of $5,480,000 in loss on extinguishment of debt. These increases were slightly offset by the decrease of $483,000 in stock compensation expense, the improvement of $18,695,000 in derivative loss, and the improvement of $4,835,000 in gross margin.

Net loss attributable to the noncontrolling interest. During the nine months ended April 30, 2022, and 2021, the consolidated entity recognized net (loss) in noncontrolling interest of $1,306,000 and $223,000, respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net loss for the nine months ended April 30, 2022, was $4,712,000 compared to a net loss for the nine months ended April 30, 2021, of $15,469,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend declared on convertible preferred stock for the nine months ended April 30, 2022, and 2021, were $14,000 and $15,000, respectively.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the nine months ended April 30, 2022, was $4,726,000 compared to a net loss for the nine months ended April 30, 2021, of $15,484,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $2,384,000 as of April 30, 2022. Net cash consumed by operating activities during the nine months ended April 30, 2022 was approximately $1,741,000, primarily as a result of operating expenses, that included $75,000 in stock compensation and warrant expense, bad debt expense of $51,000, loss on extinguishment of debt of $5,480,000, amortization of debt discount of $1,943,000, gain on derivative liability of $7,835,000, depreciation and amortization expense of $2,514,000, shares issued for debt extension for $34,000, addition to principal for debt extension charged to interest expense for $155,000, increase in accrued expense of $1,003,000, increase in accounts payable of $1,385,000, increase in accounts receivable of $443,000, and decrease in deferred income of $22,000. Additionally, we had a decrease in prepaid expenses and other current assets of $96,000, increase in inventory of $10,000 and the increase in other assets of $23,000.

Cash used in investing activities during the nine months ended April 30, 2022, was $12,805,000, $193,000 was used for the purchase of VoIP equipment, $4,100,000 was used to acquire Skynet’s assets, $8,690,000 was used to acquire Next Level, and the Company received $178,000 from Nexogy as an adjustment consideration for payables from the acquisition.

Cash provided by financing activities during the nine months ended April 30, 2022, was $15,441,000. The Company secured $706,000 from convertible notes, net of issuance costs and discounts and secured $15,530,000 from debt financing, net of issuance costs and discounts. The Company made principal payments of $590,000 on related party notes, $175,000 in principal payments on convertible notes and $30,000 in principal payments on equipment financing. Overall, our net operating, investing, and financing activities during the nine months ended April 30, 2022, contributed approximately $895,000 of our available cash.

Digerati’s consolidated financial statements for the nine months ending April 30, 2022, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $110,092,000 and a working capital deficit of approximately $25,034,000 which raises doubt about Digerati’s ability to continue as a going concern.

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

Management believes that available resources as of April 30, 2022, will not be sufficient to fund the Company’s operations, debt service and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

Our current cash expenses are expected to be approximately $700,000 per month, including wages, rent, utilities, corporate expenses, and legal professional fees associated with potential acquisitions. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of April 30, 2022, our total liabilities were approximately $65,654,000, which included $8,922,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

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

Recent Developments Related to the Credit Agreement, A&R Term Loan A Note, and Term Loan C Note

As described in Note 13 to the financial statements under the heading Forbearance Agreement and Third Amendment to Credit Agreement, on June 13, 2022, the parties to the Joinder entered into a Forbearance Agreement and Third Amendment to Credit Agreement (“Forbearance Agreement”).

Prior to the Forbearance Agreement being signed, Post Road did not send a notice of default with regard to or accelerate the maturity of the loans issued pursuant to the Credit Agreement, A&R Term Loan A Note, and Term Loan C Note (collectively, the “PRG Loans”).

Pursuant to the Forbearance Agreement, Post Road agreed to forbear through the Forbearance Period (as defined below) from (i) exercising its rights and remedies with regard to the existing events of default and (ii) requiring compliance with the financial covenants set forth in Section 11.12 of the Credit Agreement (related to leverage, EBITDA, liquidity, capital expenditures, fixed charge coverage ratio, and churn). The “Forbearance Period” is from June 13, 2022, through the earlier of (a) August 8, 2022, (b) the date on which any other event of default not enumerated in the Forbearance Agreement occurs or is deemed to have occurred, or (c) the date of any failure by the Company to comply with any aspect of the Forbearance Agreement. The forbearance does not constitute a waiver of the defaults enumerated nor does it impair the ability of Post Road to exercise its rights and remedies after the expiration of the Forbearance Period.

The events of default related to financial covenants were failure to maintain a Senior Leverage Ratio (as defined in the Credit Agreement) of less than 4.05 to 1.00 and failure to comply with a Credit Agreement provision whereby the Loan Parties are not allowed to make annual Capital Expenditures (as defined in the Credit Agreement) greater than $379,190.

The events of default unrelated to financial covenants were the Loan Parties’ failure to: (a) deliver certain certificates, financial information and projections, lease, landlord, and control agreements, and evidence of a UCC-3 filing; (b) close or consolidate certain bank accounts; (c) provide ten (10) business days’ notice prior to the Company filing certain filings with the Securities and Exchange Commission (the “SEC”) and the Nevada Secretary of State; and (d) engage an industry consultant acceptable to the Agent to consult with the Loan Parties on integration strategy, future acquisitions, operating performance, and various business issues.

The Forbearance Agreement amends the Joinder to allow T3 Nevada to give the Agent draft copies of its 10-Ks and 10-Qs and 8-Ks for the Agent and its advisors review only five business days (10-Ks) or two business days (10-Qs and 8-Ks) in advance rather than ten business days in advance as originally required by the Joinder. T3 Nevada complied with this obligation with regard to this Quarterly Report on Form 10-Q.

The Company anticipates implementing remedies by July 31, 2022 to resolve the financial covenants breaches and the breaches regarding delivering a compliance certificate, financial projections, and a landlord agreement along with engaging an industry consultant. The Company and Post Road have agreed to work in good faith to adjust the financial covenants set forth in Section 11.12 of the Credit Agreement to include the financial impact of the acquisitions of Skynet’s assets and. and the acquisition of Next Level Internet, Inc. As of the date of this filing, the Company cannot predict the final outcome of the negotiations with Post Road.

The other non-financial events of default were covenants that were complied with, however, the compliance was not timely pursuant to the provisions of the Credit Agreement and Joinder. These events of default have not been waived by Post Road.

The PRG Loans are secured by a first-priority security interest in all of the assets of T3 Nevada and guaranteed by T3 Nevada’s subsidiaries. As a result, if Post Road accelerates the maturity of the PRG Loans due to existing or new events of default pursuant to the Credit Agreement, Post Road could foreclose on their security interest and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail or cease operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended April 30, 2022, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our PEO and PFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 21, 2021, T3 Nevada, a subsidiary of the Company, entered into a settlement agreement with Carolina Financial Securities, LLC (“CFS”). Under the settlement agreement the parties agreed to resolve all issues and claims related to the lawsuit. Pursuant to the settlement agreement, T3 Nevada agreed to pay CFS a total of $300,000, payable as follows: $100,000 by October 15, 2021, and $200,000 payable in 15 monthly installments of $13,333.33 beginning November 15, 2021. On October 15, 2021, the Company submitted a payment of $100,000 and as of the date of this filing, the Company submitted five (5) monthly payment for $13,333.33 each.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Forbearance Agreement

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 Entry into a Material Definitive Agreement.

Item 1.01 Entry into a Material Definitive Agreement.

As disclosed in a Current Report on Form 8-K filed by the Company in November 2020, on November 17, 2020, T3 Nevada (the Company’s majority owned subsidiary), T3 Nevada’s subsidiaries (T3 Nevada and its subsidiaries, collectively, “the T3 Nevada Parties”) entered into a credit agreement (the “Credit Agreement”) with Post Road Administrative LLC (the “Agent”) and its affiliate Post Road Special Opportunity Fund II LLP (collectively, “Post Road”). The Company is a party to certain sections of the Credit Agreement. Pursuant to the Credit Agreement, Post Road was to provide T3 Nevada with a secured loan of up to $20,000,000.

As disclosed in a Current Report on Form 8-K filed in December 2021, on December 20, 2021, the parties to the Credit Agreement entered into an amendment to the Credit Agreement.

As disclosed in a Current Report on Form 8-K filed in February 2022 (the “February 8-K”), on February 4, 2022, the parties to the Credit Agreement agreed that Post Road would lend a further $10 million to T3 Nevada pursuant to a Term Loan C Note. T3 Nevada received net proceeds of $9.75 million pursuant to the Term Loan C Note. T3 Nevada used such loan proceeds to acquire all of the equity interests in Next Level Internet, Inc. (“Next Level”) from its two owners.

As also disclosed in the February 8-K, in connection with the issuance of the Term Loan C Note, on February 4, 2022, the T3 Nevada parties to the Credit Agreement and Next Level (collectively, the “Loan Parties”) and Post Road entered into a Joinder and Second Amendment to Credit Agreement (the “Joinder”) whereby, among other terms, Next Level became a guarantor of T3’s obligations pursuant to the Credit Agreement and notes issued pursuant thereto.

On June 13, 2022, the parties to the Joinder entered into a Forbearance Agreement and Third Amendment to Credit Agreement (“Forbearance Agreement”).

The Forbearance Agreement was entered into because certain events of default related to both the Credit Agreement and the Joinder have occurred. The events of default related to financial covenants were failure to maintain a Senior Leverage Ratio (as defined in the Credit Agreement) of less than 4.05 to 1.00 and failure to comply with a Credit Agreement provision whereby the Loan Parties are not allowed to make annual Capital Expenditures (as defined in the Credit Agreement) greater than $379,190.

The events of default unrelated to financial covenants were the Loan Parties’ failure to: (a) deliver certain certificates, financial information and projections, lease, landlord, and control agreements, and evidence of a UCC-3 filing; (b) close or consolidate certain bank accounts; (c) provide ten (10) business days’ notice prior to the Company filing certain filings with the Securities and Exchange Commission (the “SEC”) and the Nevada Secretary of State; and (d) engage an industry consultant acceptable to the Agent to consult with the Loan Parties on integration strategy, future acquisitions, operating performance, and various business issues.

Pursuant to the Forbearance Agreement, Post Road agreed to forbear through the Forbearance Period (as defined below) from (i) exercising its rights and remedies with regard to the existing events of default and (ii) requiring compliance with the financial covenants set forth in Section 11.12 of the Credit Agreement (related to leverage, EBITDA, liquidity, capital expenditures, fixed charge coverage ratio, and churn). The “Forbearance Period” is from June 13, 2022 through the earlier of (a) August 8, 2022, (b) the date on which any other event of default not enumerated in the Forbearance Agreement occurs or is deemed to have occurred, or (c) the date of any failure of any Loan Party to comply with any aspect of the Forbearance Agreement. The forbearance does not constitute a waiver of the defaults enumerated nor does it impair the ability of Post Road to exercise its rights and remedies after the expiration of the Forbearance Period.

In addition to the forbearance, the Forbearance Agreement amends the Credit Agreement to clarify Section 10.15 with regard to the Company’s affirmative covenant to comply with its SEC reporting obligations. It also amends the Credit Agreement to clarify the provisions of the Section 10 (affirmative covenants) whose violation constitute an event of default. Finally, the Forbearance Agreement amends the Joinder to allow T3 Nevada to give the Agent draft copies of its 10-Ks and 10-Qs and 8-Ks for the Agent and its advisors review only five business days (10-Ks) or two business days (10-Qs and 8-Ks) in advance rather than ten business days in advance as originally required by the Joinder.

The Company anticipates implementing remedies by July 31, 2022 to resolve the financial covenants breaches and the breaches regarding delivering a compliance certificate, financial projections, and a landlord agreement along with engaging an industry consultant. The Company and Post Road have agreed to work in good faith to adjust the financial covenants set forth in Section 11.12 of the Credit Agreement to include the financial impact of the acquisitions of Skynet’s assets and. and the acquisition of Next Level Internet, Inc. As of the date of this filing, the Company cannot predict the final outcome of the negotiations with Post Road.

The other non-financial events of default were covenants that were complied with, however, the compliance was not timely pursuant to the provisions of the Credit Agreement and Joinder. These events of default have not been waived by Post Road.

The foregoing summary of the Forbearance Agreement contains only a brief description of the material terms of the Forbearance Agreement and such description is qualified in its entirety by reference to the full text of the Forbearance Agreement, filed herewith as Exhibit 10.3 and incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.1*	Certificate of Correction to the Series A Convertible Preferred Stock Certificate of Designation.

4.1^

Form of Unsecured Promissory Note for a Total of $2,000,000 issued by T3 Communications, Inc. to the Next Level Sellers, dated February 4,2022. (Filed as Exhibit 4.1 to the Form 8-K filed with the SEC on February 10, 2022).

4.2

Form of Unsecured Convertible Promissory Note for a Total of $2,000,000 by T3 Communications, Inc. to the Next Level Sellers, dated February 4, 2022. (Filed as Exhibit 4.2 to the Form 8-K filed with the SEC on February 10, 2022).

4.3^

Term Loan C Note for $10,000,000 issued by T3 Communications, Inc. to Post Road Special Opportunity Fund II LP, dated February 4, 2022. (Filed as Exhibit 4.3 to the Form 8-K filed with the SEC on February 10, 2022).

10.1#

Equity Purchase Agreement by and among the Company, T3 Communications, Inc., and the Sellers of Next Level Internet, Inc. (Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on February 10, 2022).

10.2#^

Joinder and Second Amendment to Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications (including Next Level Internet, Inc.), Post Road Administrative LLC, and Post Road Special Opportunity Fund II LP, dated February 4, 2022. (Filed as Exhibit 10.2 to the Form 8-K filed with the SEC on February 10, 2022).

10.3*	Forbearance Agreement and Third Amendment to Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications (including Next Level Internet, Inc.), Post Road Administrative LLC, and Post Road Special Opportunity Fund II LP, dated June 13, 2022

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

^	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is (i) not material and (ii) would likely be competitively harmful if publicly disclosed. The Company will furnish supplementally an unredacted copy of such exhibit to the Securities and Exchange Commission or its staff upon its request.

*	Filed herewith

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: June 21, 2022	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: June 21, 2022	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)