Form 10-K
period 2022-07-31
Digerati Technologies, Inc.
filed 2022-10-31
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _________

Commission File Number: 001-15687

DIGERATI TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	74-2849995
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8023 Vantage Dr, Suite 660 San Antonio, Texas	78230
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (210) 614-7240

Securities registered pursuant to Section 12(b) of the Act:

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $19,283,849 based on the closing price of $0.1380 per share on January 31, 2022, as reported by the OTCQB.

There were 144,598,039 shares of issuer’s Common Stock outstanding as of October 31, 2022.

i

PART I

ITEM 1. BUSINESS.

Overview

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” “Company” or “Digerati”), through its operating subsidiaries in Texas, Florida, and California that includes Shift8 Networks, Inc., dba, T3 Communications (a Texas entity), T3 Communications, Inc. (a Florida entity) (with both T3 in Florida and T3 in Texas being referred to herein, collectively, as “T3”), Nexogy Inc. (a Florida entity), and NextLevel Internet, Inc. (a California entity), provides cloud services specializing in Unified Communications as a Service (“UCaaS”) and broadband connectivity solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud WAN solutions (SD WAN). We provide enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted IP/PBX, video conferencing, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™. Our broadband connectivity solutions for the delivery of digital oxygen are designed for reliability, business continuity and to optimize bandwidth for businesses using the Company’s cloud communication services and other cloud-based applications.

As a provider of cloud communications solutions to the SMB, we are seeking to capitalize on the migration by businesses from the legacy telephone network to the Internet Protocol (“IP”) telecommunication network and the migration from hardware-based on-premise telephone systems to software-based communication systems in the cloud. Most SMBs are lagging in technical capabilities and advancement and seldom reach the economies of scale that their larger counterparts enjoy, due to their achievement of a critical mass and ability to deploy a single solution to a large number of workers. SMBs are typically unable to afford comprehensive enterprise solutions and, therefore, need to integrate a combination of business solutions to meet their needs. Cloud computing has revolutionized the industry and opened the door for businesses of all sizes to gain access to enterprise applications with affordable pricing. This especially holds true for cloud telephony applications, but SMBs are still a higher-touch sale that requires customer support for system integration, network installation, cabling, and troubleshooting. We have placed a significant emphasis on that “local” touch when selling, delivering, and supporting our services which we believe differentiate us from the national providers that are experiencing high attrition rates due to poor customer support.

The adoption of cloud communication services is being driven by the convergence of several market trends, including the increasing costs of maintaining installed legacy communications systems, the fragmentation resulting from use of multiple on-premise systems, and the proliferation of personal smartphones used in the workplace. Today, businesses are increasingly looking for an affordable path to modernizing their communications system to improve productivity, business performance and customer experience. Modernization has also led to businesses adopting other cloud-based business applications, including CRM, payroll, and accounting software, placing an even more important emphasis on reliable Internet connectivity.

Our cloud solutions offer the SMB reliable, robust, and full-featured services at affordable monthly rates that eliminates high-cost capital expenditures and provides for integration with other cloud-based systems. By providing a variety of comprehensive and scalable solutions, we can cater to businesses of different sizes on a monthly subscription basis, regardless of the stage of development for the business.

Recent Developments

Acquisitions

On February 4, 2022, the Company closed on the acquisition of Next Level Internet, Inc. (“NextLevel”). NextLevel, based in San Diego, California, is engaged in the business of providing cloud communications, Unified Communications as a Service, collaboration, contact center, managed broadband connectivity and other voice and data services to the SMB market. The acquisition of NextLevel expands the Company’s growing nationwide footprint and adds a strong West Coast presence with nearly 1,000 SMB clients in California.

On December 31, 2021, the Company closed on the acquisition of substantially all of the assets of Skynet Telecom LLC (“Skynet”), a Texas-based provider of VoIP communication services, UCaaS, and broadband connectivity services to the SMB market. Pursuant to the Asset Purchase Agreement, the Company acquired the customer base, certain equipment, certain intellectual property, inventory, contract rights, software and other licenses, and miscellaneous assets used in connection with the operation of Skynet’s telecommunications business.

On November 17, 2020, the Company closed on the acquisitions of Nexogy, Inc. (“Nexogy”), and the assets of ActiveServe, Inc., a Florida corporation that constitute the ActivePBX business (“ActivePBX”), leading providers of cloud communication, UCaaS, and broadband solutions tailored for businesses.

As a combined business, NextLevel, Skynet, Nexogy, ActivePBX, and T3, serve over 4,000 business customers and approximately 45,000 business users. The business model of the combined entities is supported by strong and predictable recurring revenue with high gross margins under contracts with business customers in various industries including banking, healthcare, financial services, legal, insurance, hotels, real estate, staffing, municipalities, food services, and education. We expect the acquisitions to have a positive impact on the revenues and operating income of the Company during the fiscal year that will end on July 31, 2023, due to the anticipated cost synergies and consolidation savings.

MEOA Business Combination

On August 30, 2022, Digerati entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Digerati, Minority Equality Opportunities Acquisition Inc., a Delaware corporation (“MEOA”), and Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MEOA (“Merger Sub”).

The Business Combination Agreement and the transactions contemplated thereby were approved by the board of directors of each of MEOA and Digerati.

The Business Combination Agreement provides, among other things, that Merger Sub will merge with and into Digerati, with Digerati as the surviving company in the merger and, after giving effect to such merger, Digerati shall be a wholly-owned subsidiary of MEOA (the “Merger”). In addition, MEOA will be renamed Digerati Holdings, Inc. The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”. Other capitalized terms used, but not defined, herein, shall have the respective meanings given to such terms in the Business Combination Agreement.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Effective Time, among other things: (i) each share of Digerati common stock outstanding as of immediately prior to the Effective Time will be exchanged for shares of MEOA common stock, par value $0.0001 per share (each, an “MEOA Share” and collectively, the “MEOA Shares”), based upon the exchange ratio set forth in the Business Combination Agreement (the “Exchange Ratio”); (ii) all vested and unvested stock options of Digerati will be assumed by MEOA and thereafter be settled or exercisable for MEOA Shares, as applicable, determined based on the Exchange Ratio; (iii) each warrant to purchase shares of Digerati common stock will be canceled in exchange for a warrant to purchase MEOA Shares determined based on the Exchange Ratio; (iv) any shares of the Series A Preferred Stock of Digerati outstanding as of the Effective Time will thereafter be convertible into a number of MEOA Shares determined by multiplying the number of shares of Digerati common stock into which such preferred shares would have been convertible immediately prior to the Effective Time by the Exchange Ratio; (v) certain convertible notes of Digerati issued following the signing of the Business Combination Agreement and outstanding as of the Effective Time will thereafter be convertible into a number of MEOA Shares determined by multiplying the number of shares of Digerati common stock into which such convertible notes would have been convertible immediately prior to the Effective Time by the Exchange Ratio; and (vi) each share of MEOA Class A common stock, par value $0.0001 per share (the “MEOA Class A Common Stock”), and each share of MEOA Class B common stock, par value $0.0001 per share (the “MEOA Class B Common Stock”), that is issued and outstanding immediately prior to the Effective Time shall become one MEOA Share following the consummation of the Business Combination.

The Business Combination is expected to close in the first calendar quarter of 2023, following the receipt of the required approval by the stockholders of MEOA and Digerati, approval by the Nasdaq Stock Market (“Nasdaq”) of MEOA’s initial listing application filed in connection with the Business Combination, and the fulfillment of other customary closing conditions.

Products and Services

We provide a comprehensive suite of cloud services specializing in UCaaS solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud WAN or SD-WAN (Software-defined Wide Area Network) solutions. We provide enterprise-class, carrier-grade services to the SMB at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted IP/PBX, video conferencing, mobile applications, VoIP transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™. Our broadband connectivity solutions for the delivery of digital oxygen are designed for reliability, business continuity and to optimize bandwidth for businesses using the Company’s cloud communication services and other cloud-based applications.

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

We operate a cloud communication network that consists of a VoIP switching system and cloud telephony application platform. Our network allows us to provide end-to-end cloud telephony solutions designed to provide significant benefits to businesses of all sizes, with single or multiple locations. The integration of our cloud communication platform and global VoIP network allows us to provide our customers with virtually any type of telephony solution, including video conferencing, on a global basis.

Our cloud communication solutions, also known as UCaaS, are designed to minimize upfront capital costs, increase the scalability and flexibility of the customer’s communications network and service environment, provide robust features and functionality to increase productivity and reduce the overall cost of communications.

Broadband Connectivity

Broadband connectivity or Internet access is the ability of individuals and organizations to connect to the Internet using computer terminals, computers, and other devices and to access services or applications hosted on the Internet or in the cloud. Internet service providers (ISPs) deliver connectivity at a wide range of data transfer rates using various networking technologies.

We operate as an ISP in California and Florida through a broadband network engineered and built to deliver broadband solutions to our customers in the regional markets served by the Company. The Company’s broadband network utilizes various network technologies, including fiber and wireless technology. Our Internet Protocol (“IP”) layer of the ISP network incorporates SD WAN (Software-defined Wide Area Network) technology for optimization of bandwidth and business continuity. The Company also deploys mobile broadband solutions to serve as a diverse network back-up for Internet connectivity.

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

Our strategic initiatives to successfully meet our long-term business objectives include:

●	A continued emphasis on our UCaaS/cloud communication business, which operates in a segment of the telecommunications industry that continues to experience solid growth as businesses migrate from legacy phone systems to cloud-based telephony systems and implement hybrid ‘stay at home’ teleworking environments.

●	Enhancements to our UCaaS solutions to include collaboration tools and integration with third-party systems that improves our business customers’ internal communication and engagement with underlying customers.

●	Continued enhancements to our broadband product portfolio and the delivery of “digital oxygen” to our business customers.

●	A disciplined approach to evaluating additional accretive acquisitions as we continue to target local and/or regional UCaaS/cloud telephony providers, which have excelled in their market with that “local” touch when serving their business customers. The Company will assimilate best practices from its acquisitions to optimize productivity and performance throughout the organization.

●	A continued focus on the U.S. market of SMBs, of which a significant portion has not yet migrated to a UCaaS or cloud communication solution.

●	A continued emphasis on the Company’s channel strategy that enables its agents and Partners to offer cloud and session-based communication services to the business market, primarily the SMB.

●	Continued enhancement of our infrastructure and back-office systems to streamline operations and automate processes for efficiency, all which support both its organic and acquisition growth model.

●	Implementing a total support model (pre and post sales) for building a world-class service delivery and help desk organization.

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

Government Regulation

As a provider of Internet voice communications services, we are subject to regulation in the U.S. by the FCC. Some of these regulatory obligations include contributing to the Federal Universal Service Fund, Telecommunications Relay Service Fund and federal programs related to number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request, and complying with rules to mitigate Robocalls under the federal TRACED Act, FCC’s STIR/SHAKEN protocols, and any response to Traceback requests from the FCC’s industry consortium- Industry Traceback Group. We are also required to pay state and local 911 fees and contribute to state universal service funds in those states that assess Internet voice communications services. We are a competitive local exchange carrier (CLEC) in Florida. We are subject to the same FCC regulations applicable to telecommunications companies, as well as regulation by the public utility commission in these states. Specific regulations vary on a state-by-state basis, but generally include the requirement to register or seek certification to provide telephone services, to file and update tariffs setting forth the terms, conditions, and prices for our intrastate services and to comply with various reporting, record-keeping, surcharge collection, and consumer protection requirements.

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

Federal Robocall Mitigation Efforts and Regulations

Beginning in March 2020, the FCC began to implement rules pursuant to the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence (TRACED) Act to mitigate illegal and fraudulent robocalls to consumer subscribers. The rules apply to all IP Enabled Communication Services operating in the U.S., including interconnected VoIP services like our services. The FCC also implemented a STIR/SHAKEN caller ID authentication framework be integrated by all VoIP services which requires certain identification processes in their Internet Protocol networks no later than June 30, 2022. We took action to implement STIR/SHAKEN in advance of the FCC’s deadlines and are compliant with all applicable STIR/SHAKEN requirements and TRACED Act requirements. We have also registered and coordinated with the FCC’s delegated industry consortium for tracking of robocalls through its Industry Traceback Group and stand ready should action be required. The FCC continues to adopt rules related to illegal robocalls, and we continue to monitor the FCC efforts as they further develop in order to ensure continued compliance with robocall mitigation rules.

Customers and Suppliers

We rely on various suppliers to provide services in connection with our VoIP and UCaaS offerings. Our customers include businesses in various industries including Healthcare, Banking, Financial Services, Legal, Real Estate, and Construction. We are not dependent upon any single supplier or customer.

During the years ended July 31, 2022, and 2021, the Company did not derive revenues of 10% or more from any single customer.

As of July 31, 2022, and 2021, the Company did not have outstanding accounts receivable of 10% or more from any single customer.

Employees

As of July 31, 2022, we had 90 employees, all of whom performed sales, operational, technical, and administrative functions. We believe our future success will depend to a large extent on our continued ability to attract and retain highly skilled and qualified employees. We consider our employee relations to be good. None of these aforementioned employees belong to labor unions.

ITEM 1A. RISK FACTORS.

Not Applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable to smaller reporting companies.

ITEM 2. PROPERTIES.

As of August 1, 2022, we have relocated to a new headquarter office in San Antonio Texas and leased offices and facilities in a number of other locations. Below is a list of our primary leased offices and other facilities as of July 31, 2022.

Location	Annual Rent	Lease Expiration Date	Business Use	Approx. Sq. Ft.

8023 Vantage Dr., Suite 660, San Antonio, Texas 78230	$49,136	Sep-27	Executive offices	2,843
10967 Via Frontera, San Diego, CA 92127	$369,229	Mar-26	Office space	18,541
1610 Royal Palm Avenue, Suite 300, Fort Myers, FL 33901	$83,260	Dec-25	Office space and network facilities	6,800
2121 Ponce de Leon Blvd., Suite 200, Coral Gables FL 33134	$128,301	Dec-27	Office space & wireless internet network	4,623
7218 McNeil Dr., FL-1, Austin, TX 78729	$21,000	Mar-24	Network facilities	25
6606 Lyndon B. Johnson, Fwy., FL1, Suite 125, Dallas, TX 75240	$17,040	Dec-22	Network facilities	25
9701 S. John Young Parkway, Orlando, FL 32819	$25,440	May-23	Network facilities	540
50 NE 9th St, Miami, FL 3313	$41,300	May-23	Network facilities	25
350 NW 215 St., Miami Gardens, FL 33169	$29,254	May-23	Wireless internet network	100
8333 NW 53rd St, Doral, FL 33166	$14,021	Jul-25	Wireless internet network	100
100 SE 2nd Street, Miami, FL 33131	$36,466	Jan-24	Wireless internet network	100
9055 SW 73rd Ct, Miami, FL 33156	$8,787	Dec-23	Wireless internet network	100
9517 Fontainebleau Blvd., Miami, FL 33172	$11,907	Aug-24	Wireless internet network	100

We believe that our leased facilities are suitable and adequate for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

On April 16, 2021, a lawsuit was filed against T3 by Carolina Financial Securities, LLC (“CFS”), in North Carolina State Court (Forsyth County Superior Court), claiming that T3 owed CFS a placement fee of $576,000 pursuant to an engagement letter between the two companies.  The Company removed the case to the United States District Court for the Middle District of North Carolina. The Company mediated the case, and on September 21, 2021, entered into a settlement agreement that resolved all issues and claims related to the lawsuit. Pursuant to the settlement agreement, T3 agreed to pay CFS a total of $300,000, payable as follows: $100,000 by October 15, 2021, and $200,000 payable in 15 monthly installments of $13,333.33 beginning November 15, 2021. As of July 31, 2021, and 2022, the outstanding balances related to the settlement were $300,000 and $80,000 respectively.

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

Holders

As of October 20, 2022, there were approximately 346 record holders of our Common Stock.

Dividends

We have not paid cash dividends on our common stock, and we do not anticipate paying a dividend in the foreseeable future.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of July 31, 2022.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	--	-0-

Equity Compensation Plans not approved by security holders	9,130,000	$0.17	-0-

Total	9,130,000	$0.17	-0-

Sales of Unregistered Securities

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

On January 21, 2022, the Company secured two promissory notes for $460,000, with a maturity date of October 21, 2022, and annual interest rate of 8%. In conjunction with the promissory notes, we issued 600,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $60,892 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

On February 14, 2022, the Company entered into a note extension agreement, and as consideration for the extension, the Company issued 250,000 shares of common stock with a fair market value of $34,150. In addition, the Company agreed to add $75,000 to the principal amount outstanding. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. The Company recognized a loss on extinguishment of debt for both the $75,000 increase in principal and $34,150 fair value of shares issued and charged the total $109,150 to interest expense at the time of the extension.

On July 1, 2022, the Company issued a total of 1,500,000 shares of common stock for the professional services provided by a consultant. At the time of issuance, the fair market value of the common stock issued was $125,250.

On July 26, 2022, the Company entered into a note extension agreement, and as consideration for the extension, the Company issued 300,000 shares of common stock with a fair value of $30,000. In addition, the Company agreed to add $50,000 to the principal amount outstanding. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. The Company recognized a loss on extinguishment of debt for both the $50,000 increase in principal and $30,000 fair value of shares issued and charged the total $80,000 to interest expense at the time of the extension.

On July 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $165,000, annual interest rate of 8% and a maturity date of April 27, 2023. After payment of transaction-related expenses and closing fees of $19,500, net proceeds to the Company from the Note totaled $100,000. Additionally, the Company recorded $19,500 as a discount to the Note which is amortized over the term of the note. In connection with the execution of the note, the Company issued 300,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $22,093 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

On various dates in August and September 2022, the Company entered into several note extension agreements and as consideration for the extensions, the Company issued a total of 1,460,000 shares with a fair value of $179,680. The Company also agreed to add a total of $242,500 to the principal amounts owed to the noteholders.

On October 21, 2022, the Company entered into several note extension agreements and as consideration for the extensions, the Company issued 600,000 shares with a fair value of $72,660. The Company agreed to add a total of $60,000 to the principal amounts owed to the noteholders.

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

ITEM 6. [RESERVED].

Not Applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report contains “forward-looking statements” that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend,” or words of similar import. Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, and actual results may be materially different than our expectations.

The following is a discussion of the consolidated financial condition and results of operations for the fiscal years ended July 31, 2022, and 2021, and should be read in conjunction with our Consolidated Financial Statements, the Notes thereto, and the other financial information included elsewhere in this annual report on Form 10-K. For purposes of the following discussion, FY 2022 or 2022 refers to the year ended July 31, 2022, and FY 2021 or 2021 refers to the year ended July 31, 2021.

Recent Activity

Acquisitions

On February 4, 2022, the Company closed on the acquisition of Next Level Internet, Inc. (“NextLevel”). NextLevel, based in San Diego, California, is engaged in the business of providing cloud communications, Unified Communications as a Service (“UCaaS”), collaboration, contact center, managed broadband connectivity and other voice and data services to the SMB market. The acquisition of NextLevel expands the Company’s growing nationwide footprint and adds a strong West Coast presence with nearly 1,000 SMB clients in California.

On December 31, 2021, the Company closed on the acquisition of substantially all of the assets of Skynet Telecom LLC (“Skynet”), a Texas-based provider of Voice Over Internet Protocol (“VoIP”) communication services, UCaaS, and broadband connectivity services to the SMB market. Pursuant to the Asset Purchase Agreement, the Company acquired the customer base, certain equipment, certain intellectual property, inventory, contract rights, software and other licenses, and miscellaneous assets used in connection with the operation of Skynet’s telecommunications business.

On November 17, 2020, the Company closed on the acquisitions of Nexogy, Inc. (“Nexogy”), and ActivePBX (“ActivePBX”), leading providers of cloud communication, UCaaS, and broadband solutions tailored for businesses.

As a combined business, NextLevel, Skynet, Nexogy, ActivePBX, and T3, will serve over 4,000 business customers and approximately 45,000 business users. The business model of the combined entities is supported by strong and predictable recurring revenue with high gross margins under contracts with business customers in various industries including banking, healthcare, financial services, legal, insurance, hotels, real estate, staffing, municipalities, food services, and education. We expect the acquisitions to have a positive impact on the revenues and operating income of the Company during the fiscal year that will end on July 31, 2023, due to the anticipated cost synergies and consolidation savings.

MEOA Business Combination

On August 30, 2022, Digerati entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Digerati, Minority Equality Opportunities Acquisition Inc., a Delaware corporation (“MEOA”), and Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MEOA (“Merger Sub”).

The Business Combination Agreement and the transactions contemplated thereby were approved by the board of directors of each of MEOA and Digerati.

The Business Combination Agreement provides, among other things, that Merger Sub will merge with and into Digerati, with Digerati as the surviving company in the merger and, after giving effect to such merger, Digerati shall be a wholly-owned subsidiary of MEOA (the “Merger”). In addition, MEOA will be renamed Digerati Holdings, Inc. The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”. Other capitalized terms used, but not defined, herein, shall have the respective meanings given to such terms in the Business Combination Agreement.

The Business Combination is expected to close in the first calendar quarter of 2023, following the receipt of the required approval by the stockholders of MEOA and Digerati, approval by the Nasdaq Stock Market (“Nasdaq”) of MEOA’s initial listing application filed in connection with the Business Combination, and the fulfillment of other customary closing conditions. There can be no assurance that the Company will be able to close the Business Combination or that it will approve by Nasdaq as per the stipulated timeline. If the Company is unable to complete the Business Combination as planned, the Company could be required to explore other options, currently there’s no other consideration being explored. For further information, please refer to Note 18 to the Consolidated Financial Statements.

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the closing, including, without limitation, (i) by the mutual written consent of MEOA and Digerati; (ii) by MEOA, subject to certain exceptions, if any of the representations or warranties made by Digerati are not true and correct or if Digerati fails to perform any of its covenants or agreements under the Business Combination Agreement (including an obligation to consummate the closing) such that certain conditions to our obligations could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) February 25, 2023 (the “Termination Date”); (iii) by Digerati, subject to certain exceptions, if any of the representations or warranties made by our company or Merger Sub are not true and correct or if MEOA or Merger Sub fails to perform any of its covenants or agreements under the Business Combination Agreement (including an obligation to consummate the closing) such that the condition to the obligations of Digerati could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) the Termination Date; (iv) by either MEOA or Digerati, if the closing does not occur on or prior to the Termination Date, unless the breach of any covenants or obligations under the Business Combination Agreement by the party seeking to terminate proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement; (v) by either MEOA or Digerati, if (A) any governmental entity shall have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Business Combination Agreement and such order or other action shall have become final and non-appealable; or (B) if the Required MEOA Stockholder Consent is not obtained; (vi) by MEOA, if (A) Digerati does not deliver, or cause to be delivered to MEOA a Transaction Support Agreement duly executed by certain Digerati stockholders or (B) the Digerati stockholders meeting has been held, has concluded, the Digerati stockholders have duly voted, and Digerati stockholder approval was not obtained; (vii) by MEOA, if Digerati does not deliver, or cause to be delivered, to MEOA a duly executed copy of the PRG Resolution Agreement on or prior to October 15, 2022. The parties are currently negotiating an extension to this deadline. There can be no assurance that an agreement on this matter will be reached; (viii) by Digerati, should MEOA not have timely taken such actions as are reasonably necessary to extend the period of time to complete an initial business combination for an additional period of three months from November 30, 2022; provided, that it shall be the obligation of Digerati to timely make the deposit into the Trust Account in connection with such extension, and Digerati shall not have a right to terminate the Business Combination Agreement as a result of Digerati’s failure to make such deposit; (ix) by MEOA should Digerati not deposit into the Trust Account in a timely manner the funds necessary to extend the period for our company to complete an initial business combination for an additional period of three months from November 30, 2022, in accordance with, and as required pursuant to, the Business Combination Agreement; and (x) by MEOA should: (A) Nasdaq not approve the initial listing application for the combined company with Nasdaq in connection with the Business Combination; (B) the combined company not have satisfied all applicable initial listing requirements of Nasdaq; or (C) the common stock of the combined company not have been approved for listing on Nasdaq prior to the date of the closing.

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement other than customary confidentiality obligations, except in the case of a willful breach of any covenant or agreement under the Business Combination Agreement or fraud, provided, that (A) if MEOA terminates the Business Combination Agreement pursuant to clauses (ii), (vi), (vii) or (viii) of the preceding paragraph, Digerati shall pay to MEOA, promptly following such termination, and in any event within not less than five business days following delivery of notice of termination, a termination fee in the amount of $2,000,000, (B) if Digerati terminates the Business Combination Agreement pursuant to clauses (iii) or (ix) of the preceding paragraph, MEOA shall pay to Digerati promptly following such termination, and in any event within not less than five business days following delivery of notice of termination, a termination fee in the amount of $2,000,000 and (C) in the event of a termination by MEOA pursuant to clauses (ix) or (x) of the preceding paragraph, Digerati shall pay to us, promptly following such termination, and in any event within not less than five business days following delivery of notice of termination, a termination fee in the amount of $1,265,000.

Forbearance Agreement

On June 13, 2022, T3 Communications, Inc., a Nevada entity that is a majority owned subsidiary of the Company (“T3 Nevada”), four operating entities (Shift8 Networks, Inc., dba, T3 Communications (a Texas entity), T3 Communications, Inc. (a Florida entity), Nexogy Inc., and NextLevel) collectively referred to as the “Guarantors” (T3 Nevada and the Guarantors, collectively, the “Loan Parties”), Post Road Administrative LLC (the “Agent”) and its affiliate Post Road Special Opportunity Fund II LLP (collectively, with the Agent, “Post Road”), entered into a Forbearance Agreement and Third Amendment to Credit Agreement (“Forbearance Agreement”).

The Forbearance Agreement was entered into because certain events of default related to both the Credit Agreement (originally entered into in November 2020 and amended in December 2021 and February 2022) and the Joinder (entered into in February 2022) have occurred. The events of default related to financial covenants were failure to maintain a Senior Leverage Ratio (as defined in the Credit Agreement) of less than 4.05 to 1.00 and failure to comply with a Credit Agreement provision whereby the Loan Parties are not allowed to make annual Capital Expenditures (as defined in the Credit Agreement) greater than $379,190.

On October 17, 2022, and the Loan Parties and Post Road agreed to amend the Forbearance Agreement dated June 13, 2022, pursuant to an Amendment to Forbearance Agreement (the “Amendment”).

The Amendment was entered into because certain events of default related to both the Credit Agreement and the Joinder that had occurred prior to the parties’ entering into the Forbearance Agreement were continuing (the “Prior Existing Defaults”), certain additional events of default related to the Credit Agreement had occurred since the date of the Forbearance Agreement (the “Additional Existing Defaults”), and the parties anticipated that additional events of default with respect to the Credit Agreement will occur (the “Anticipated Defaults”).

The Additional Existing Defaults related to financial covenants were failure to maintain a Senior Leverage Ratio (as defined in the Credit Agreement) of less than 4.06 to 1.00 for the fiscal quarter ended July 31, 2022, and failure to maintain Minimum Liquidity (as defined in the Credit Agreement) of $2.0 million for the fiscal quarter ended July 31, 2022. The Anticipated Defaults related to financial covenants are failure to maintain a Senior Leverage Ratio of less than 4.05 to 1.00 for the fiscal quarter ending October 31, 2022, and failure to maintain Minimum Liquidity of $2.0 million for the fiscal quarter ending October 31, 2022.

The Additional Existing Defaults and Anticipated Defaults unrelated to financial covenants relate to the Loan Parties’ failure to deliver a compliance certificate for the fiscal quarter ended July 31, 2022, and ending October 31, 2022, respectively and, with respect to the Additional Existing Defaults, to timely deliver an executed copy of an amendment to a lease agreement.

Pursuant to the Amendment, Post Road agreed to forbear through the Amended Forbearance Period (as defined below) from (i) exercising its rights and remedies with regard to the Prior Existing Defaults, the Additional Existing Defaults, and the Anticipated Defaults and (ii) requiring compliance with the financial covenants set forth in Section 11.12 of the Credit Agreement. The “Amended Forbearance Period” is from June 13, 2022, through the earlier of (a) November 15, 2022, (b) the date on which any other event of default not enumerated in the Amendment occurs or is deemed to have occurred, or (c) the date of any failure of any Loan Party to comply with any term, condition, or provision of the Forbearance Agreement as amended by the Amendment. The Amendment does not constitute a waiver of the defaults enumerated therein nor does it impair the ability of Post Road to exercise its rights and remedies after the expiration of the Amended Forbearance Period.

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

The Company anticipates implementing remedies by November 15, 2022, to resolve the financial covenants breaches and the breaches regarding delivering a compliance certificate, financial projections, and a landlord agreement along with engaging an industry consultant. The Company and Post Road have agreed to work in good faith to adjust the financial covenants set forth in Section 11.12 of the Credit Agreement to include the financial impact of the acquisition of Skynet and Next Level. As of the date of this filing, the Company cannot predict the final outcome of the negotiations with Post Road. For further information, please refer to Note 10 to the Consolidated Financial Statements.

Key Performance indicators:

EBITDA from operations, as adjusted is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as corporate expenses, transactional legal expenses, stock option expense, and depreciation and amortization, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of EBITDA from operations, as adjusted provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as transactional legal fees and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures, the Company provides users of its consolidated financial statements with insight into both its operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its operations. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the financial consolidated results of the Company across different periods

The following tables provide information regarding certain key performance indicators for Digerati for the years ended July 31, 2022, and 2021. Management utilizes these metrics to track and forecast revenue trends and expected results from operations:

	(In thousands)
	For the Years ended July 31,
	2022	2021	Variances	%
OPERATING REVENUES:
Cloud software and service revenue	$24,154	$12,416	$11,738	95%
Total operating revenues	24,154	12,416	11,738	95%
Cost of services (exclusive of depreciation and amortization)	9,346	5,135	4,211	82%
GROSS MARGIN	14,808	7,281	7,527	103%
GPM%	61.31%	58.64%	2.66%
EXPENSES:
Selling, general and administrative expense	11,158	5,230	5,928	113%
Bad debt expense	98	17	81	476%
Total expenses	11,256	5,247	6,009	115%

EBITDA FROM OPERATIONS, as adjusted	3,552	2,034	1,518	75%
Reconciliation to Operating loss, as reported
Other Expenses
Corporate expenses & stock compensation expenses	1,609	1,783	(174)	-10%
Corporate legal, professional fees and transactional expenses	2,703	900	1,803	200%
Depreciation and amortization expense	2,916	1,749	1,167	67%
Total other expenses	7,228	4,432	2,796	63%

OPERATING LOSS, as reported	$(3,676)	$(2,398)	$(1,278)	53%
Other Key Metrics
Total Customers	4,023	2,655	1,368	52%

Cloud software and service revenue increased by $11,738,000, or 95% from the year ended July 31, 2021, to the year ended July 31, 2022. In addition, our gross margin increased by $7,527,000 from the year ended July 31, 2021, to the year ended July 31, 2022. The increase in revenue and gross margin between years is primarily attributed to the increase in total customers between years due to the acquisitions of Nexogy, ActivePBX, Skynet, and NextLevel.

EBITDA from operations, as adjusted increased from $1,518,000, or 75% from the year ended July 31, 2021, to the year ended July 31, 2022. The primary reason for the improvement in EBITDA from operations is due to the increase in gross margin of $7,527,000 between the year ended July 31,2021 and 2022. The improvement in gross margin was offset by the increase in total operational expenses of $6,009,000 between the years ended July 31, 2021, and 2022. EBITDA from operations, as adjusted is not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our total customers increased from 2,655 during the year ended July 31, 2021, to 4,023 for the year ended July 31, 2022. The increase in customers is attributed to the acquisitions and consolidation of Skynet and NextLevel during the year ended July 31, 2022. Going forward, absent further acquisitions, we expect a net increase in our number of customers of 1% to 5% each fiscal year.

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

Results of Operations

Cloud Software and Service Revenue. Cloud software and service revenue increased by $11,738,000, or 95% from the year ended July 31, 2021, to the year ended July 31, 2022. The increase in revenue is primarily attributed to the increase in total customers between years due to the acquisitions of Nexogy, ActivePBX, Skynet and NextLevel. Our total number of customers increased from 2,655 for the year ended July 31, 2021, to 4,023 customers for the year ended July 31, 2022. As part of the acquisitions, our primary emphasis is on integrating the secured customers base, consolidating products and services, retaining the monthly recuring revenue, and providing exceptional customer support.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $4,211,000, or 82% from the year ended July 31, 2021, to the year ended July 31, 2022. The increase in cost of services is primarily attributed to the consolidation of various networks and key vendors as part of the increase in total customers between periods due to the acquisitions of Nexogy, ActivePBX, Skynet and NextLevel. Our total number of customers increased from 2,655 for the year ended July 31, 2021, to 4,023 customers for the year ended July 31, 2022. However, our consolidated gross margin improved by $7,527,000 from the year ended July 31, 2021, to the year ended July 31, 2022. We are not aware of any events that are reasonably likely to cause a material change in the relationship between our costs and our revenues.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $5,815,000, from the year ended July 31, 2021, to the year ended July 31, 2022. The increase in SG&A is attributed to acquisition of Nexogy, ActivePBX, Skynet and NextLevel, as part of the consolidation, the Company absorbed all of the employees responsible for managing the customer base, technical support, sales, customer service, and administration.

Stock Compensation expense. Stock compensation expense decreased by $400,000, or 64% from the year ended July 31, 2021, to the year ended July 31, 2022. The decrease between periods is attributed to the Company only recognizing $97,863 in stock option expense associated with stock options awarded to various employees and recognized $125,250 in stock issued to consultants for professional services during the year ended July 31, 2022. In comparison, during the year ended July 31, 2021, the Company recognized stock option expense of $135,000 associated with stock options awarded to various employees, recognized $247,000 in stock compensation expense associated with the funding of the 401(K)-profit sharing plan, recognized $18,000 in stock compensation for stock issued in lieu of cash payments to a former employee, and recognized $223,000 in stock issued to consultants for professional services.

Legal and professional fees. Legal and professional fees increased by $2,142,000, or 240% from the year ended July 31, 2021, to the year ended July 31, 2022. The increase between periods is attributed to the recognition during the year ended July 31, 2022, of $1,850,000 in legal and professional fees related to due diligence, audits for the acquisitions, purchase price allocation, legal fees paid to counsel for Post Road, and investor relations.

Bad debt. Bad debt increased between the periods by $81,000. The increase is attributed to the recognition of $98,000 in bad debt during the year ended July 31, 2022, for accounts deemed uncollectable. During the year ended July 31, 2021, the Company recognized $17,000 in bad debt.

Depreciation and amortization. Depreciation and amortization increased by $1,167,000, from the year ended July 31, 2021, to the year ended July 31, 2022. The increase is primarily attributed to the acquisitions and related amortization of $2,414,000 for intangible assets, and the additional depreciation related to the depreciation for the assets acquired from Nexogy, ActivePBX, Skynet and NextLevel.

Operating loss. The Company reported an operating loss of $3,676,000 for the year ended July 31, 2022, compared to an operating loss of $2,398,000 for the year ended July 31, 2021. The increase in operating loss between periods is primarily due to the increase of SG&A of $5,815,000, legal fees of $2,142,000, bad debt of $81,000, and depreciation expense of $1,167,000. These increases were slightly offset by the increase in margin of $7,527,000 and the decrease in stock compensation expense of $400,000.

Gain (loss) on derivative instruments. Loss on derivative instruments decreased by $16,121,000 from the year ended July 31, 2021, to the year ended July 31, 2022. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re-measurement of all derivative instruments we recognized an increase between periods.

Gain (loss) on settlement of debt. Loss on settlement of debt increased by $6,041,000 from the year ended July 31, 2021, to the year ended July 31, 2022. On December 20, 2021, the Company and our lender entered into an amendment to a Credit Agreement, as described in Note 10, in connection with the amendment, the Company recognized a loss on extinguishment of debt for the amendment fee of $1,419,000 and the debt discount associated with the note of $4,061,000 was also recognized as a loss on extinguishment of debt.

Income tax benefit (expense). During the year ended July 31, 2022, the Company recognized an income tax expense of $419,000. During the year ended July 31, 2021, the Company recognized an income tax expense of $183,000.

Other income (expense). Other expense decreased by $320,000 or 109% in the year ended July 31, 2022, compared to the year ended July 31, 2021.

Interest Income (expense). Interest income (expense) increased by $1,225,000 from the year ended July 31, 2021, to the year ended July 31, 2022. During the year ended July 31, 2022, the Company recognized amortization of debt discount of $2,064,000 related to the adjustment to the present value of various convertible notes and debt. Additionally, the Company recognized $2,400,000 in interest cash payments to Post Road, $75,000 in interest cash payments on various promissory notes, accrual of $147,000 for interest expense for various promissory notes and $64,000 fair value of shares issued as well as $1,195,000 added to the principal balance of various promissory notes, all charged to interest expense as consideration for extension of the maturity dates.

Net loss including noncontrolling interest. Net loss including noncontrolling interest for the year ended July 31, 2022, was $9,354,000, a decrease in net loss of $7,661,000, as compared to a net loss for the year ended July 31, 2021, of $17,015,000. The decrease in net loss including noncontrolling interest between periods is primarily due to the improvement in gain on derivative instruments of $16,121,000, increase in margin of $7,527,000, the decrease in stock compensation expense of $400,000 and increase in other income of $320,000. These improvements were slightly offset by the increase in SG&A of $5,815,000, the increase in legal fees of $2,142,000, increase in bad debt of $81,000, and the increase in depreciation and amortization of $1,167,000. In addition to the increase in interest expense of $1,225,000, increase of income tax expense of $236,000, and the loss on gain on settlement of debt of $6,041,000.

Net loss attributable to the noncontrolling interest. During the years ended July 31, 2022, and 2021, the consolidated entity recognized net loss in noncontrolling interest of $1,341,000 and $332,000, respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders’ equity section of the balance sheet.

Net loss attributable to Digerati’s shareholders. Net loss for the year ended July 31, 2022, was $8,013,000 compared to a net loss for the year ended July 31, 2021, of $16,683,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend declared on convertible preferred stock for the year ended July 31, 2022, was $19,000 compared to a deemed dividend on convertible preferred stock for the year ended July 31, 2021, of $20,000.

Net loss attributable to Digerati’s common shareholders. Net loss for the year ended July 31, 2022, was $8,032,000 compared to a net loss for the year ended July 31, 2021, of $16,703,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of $1,509,000 as of July 31, 2022. Net cash consumed by operating activities during the year ended July 31, 2022, was approximately $1,960,000, primarily as a result of operating expenses, that included $98,000 in stock compensation and warrant expense, stock issued for services of $126,000, bad debt expense of $78,000, amortization of debt discount of $2,064,000, gain on derivative liability of $6,186,000, depreciation and amortization expense of $2,916,000, accrued expense of $566,000, accounts receivable of $484,000 and deferred revenue of $911,000. Additionally, accounts payable $860,000, prepaid expenses and other current assets of $20,000, other assets of $131,000, inventory of $18,000, a loss on settlement of debt of $5,481,000, the recognition of $225,000 debt extension fee charged to interest expense, gain on ActivePBX contingent earnout recognized in other income of $24,000 and stock issued for debt extension of $65,000.

Cash used in investing activities during the year ended July 31, 2022, was $12,885,000, which included $272,000 for the purchase of equipment, the cash paid of $12,791,000, net of cash received, for the acquisitions of VoIP assets from Skynet and NextLevel and the Company received $178,000 from Nexogy as an adjustment consideration for payables from the acquisition.

Cash provided by financing activities during the year ended July 31, 2022, was $14,865,000. The Company secured $806,000 from convertible notes, net of issuance costs and discounts. In addition, the Company secured $15,530,000 from promissory notes, net of issuance costs. (See Note 10) The Company made principal payments of $250,000 on various notes, principal payments of $425,000 on convertible notes and principal payments of 816,000 on related party notes. Overall, our net operating, investing, and financing activities during the year ended July 31, 2022, contributed approximately $20,000 of our available cash.

Digerati’s consolidated financial statements for the year ended July 31, 2022, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $113,393,000 and a working capital deficit of approximately $29,323,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2023 we anticipate certain members of our management team to take a portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to adopt best practices from or recent acquisitions and invest in a marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers and channel partners to tap into new sources of revenue streams, we have also secured various agent agreements to accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees.

Our cash requirements to meet our interest payments to Post Road, capital expenditure needs, and operational cash flow needs over the next 18 months are estimated to be approximability $3,500,000. The Company anticipates issuing additional equity or entered into additional Convertible Notes to secure the funding required meet these cash needs. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, the Company may not be able to meet its interest payments, capital expenditures and operational needs. As a result, the Company will be required to negotiate with its lender the terms of the current financing agreements, in addition to postponing the timing of deployment of its capital expenditures and extending the timing of the operational cash needs.

The Credit Agreement with Post Road contains affirmative and negative covenants with respect to operation of the business and properties of T3 Nevada as well as financial performance. Below are key covenants requirements, (measured quarterly):

1. Maximum Allowed - Senior Leverage Ratio of 4.06 to 1.00

2. Minimum Allowed - EBITDA of $3,719,589

3. Minimum Allowed - Liquidity of $2,000,000

4. Maximum Allowed - Capital Expenditures of $94,798 (Quarterly)

5. Minimum Allowed - Fixed Charge Coverage Ratio of 1.5 to 1.00

6. Maximum Allowed - Churn of 3.00% at any time

While Digerati, the parent company of T3 Nevada, is not subject to these financial covenants, they have had and will continue to have a material impact on T3 Nevada’s expenditures and ability to raise funds.

In addition, our Term Loan C Note with Post Road with a maturity date of August 4, 2023, requires a full principal payment (currently $10,000,000) and accrued interest by the maturity date. We will work with our equity partners to secure additional financings to meet this obligation by the maturity date. In addition, we will work with our lender on the current terms to the Term Loan C Note, to extend the maturity date or restructure the terms of the note. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms to meet the cash payment requirements on the Term Loan C Note. In addition, there can be no assurance that we will be able to restructure the terms or extend the maturity date of the Term Loan C Note with Post Road. If the Company is not able to restructure the financing or repay the Term Loan C Note by the August 4th maturity date and Post Road declares an event of default, it would have a material adverse effect on our business and financial condition, including the possibility of Post Road foreclosing on some or all of our assets.

Management believes that available resources as of July 31, 2022, will not be sufficient to fund the Company’s operations, debt service and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

Our current cash expenses are expected to be approximately $1,300,000 per month, including wages, rent, utilities, corporate expenses, and legal professional fees associated with potential acquisitions. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of July 31, 2022, our total liabilities were approximately $67,503,000, which included $10,588,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

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

Critical Accounting Policies

Revenue Recognition. The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenues from Contracts with Customers (ASC 606).

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

Service Revenue

Service revenue from subscriptions to the Company’s cloud-based technology platform is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer. Payments received in advance of subscription services being rendered are recorded as deferred revenue. Usage fees, either bundled or not bundled, are recognized when the Company has a right to invoice. Professional services for configuration, system integration, optimization, customer training and/or education are primarily billed on a fixed-fee basis and are performed by the Company directly. Alternatively, customers may choose to perform these services themselves or engage their own third-party service providers. Professional services revenue is recognized over time, generally as services are activated for the customer

Product Revenue

The Company recognizes product revenue for telephony equipment at a point in time, when transfer of control has occurred, which is generally upon delivery. Sales returns are recorded as a reduction to revenue estimated based on historical experience.

Goodwill, Intangible Assets, and Long-Lived Assets. Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at July 31, 2022 and determined that there was no impairment.

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

Intangible Assets. Our intangible assets consist of customer relationships, developed technologies, trademarks and trade name. The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.

Long-Lived Assets. The Company reviews its long-lived assets, including property and equipment and identifiable intangibles annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.

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

Business combinations. Each investment in a business is being measured and determined whether the investment should be accounted for as a cost-basis investment, an equity investment, a business combination, or a common control transaction. An investment in which the Company do not have a controlling interest and which the Company is not the primary beneficiary but where the Company has the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, the Company records the assets acquired and liabilities assumed at management’s estimate of their fair values on the date of the business combination. The assessment of the estimated fair value of each of these can have a material effect on the reported results as intangible assets are amortized over various lives. Furthermore, according to ASC 805-50-30-5, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

Stock-based compensation. The Company accounts for its share-based awards under ASC 718, Compensation – Stock Compensation. Employee and non-employee stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. During FY 2022 and 2021, the Company issued 1,500,000 common shares and 7,858,820 common shares, respectively, to professionals for exchange of services and various employees as part of our profit sharing-plan contribution and stock in lieu of cash. During FY 2022 and 2021 we recognized stock-based compensation expense of $125,250 and $264,712, respectively, equivalent to the market value of the shares issued calculated based on the share’s closing price at the grant dates. During FY 2022 we recognized stock-based compensation expense of $97,863 related to stock options previously issued to various employees.

Treasury Shares. As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 30,000,000 treasury shares for consideration for future conversions and exercise of warrants. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of July 31, 2022, we believe that the treasury shares reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

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

Critical Accounting Estimates

Valuation of Goodwill and Intangible Assets. Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with an acquisition. Other intangible assets include customer relationships, non-compete agreements, and trademarks.  The Company uses a third-party specialty valuation firm to value its intangible assets acquired in its business combination and asset acquisitions.

During the year ended July 31, 2022, the Company acquired Skynet Telecom LLC and Next Level Internet, Inc. the acquisitions were accounted for under the purchase method of accounting, with the Company identified as the accounting acquirer. Accordingly, the purchase prices of acquired tangible and intangible assets and liabilities were recorded and allocated at fair value on a relative basis as of acquisition dates. The Company based its estimates on historical experience, discounted cash flows and on various other assumptions that are believed to be reasonable in the circumstances at the time of acquisition, the results of which form the basis for making judgments about the fair value of the intangible assets acquired that are not readily apparent from other sources. The actual results from these acquisitions may differ from these estimates.

OFF BALANCE SHEET ARRANGEMENTS

As of July 31, 2022, we do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Digerati Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digerati Technologies, Inc., and its subsidiaries (collectively, the “Company”) as of July 31, 2022, and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022, and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2018.

Houston, Texas

October 31, 2022

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31,	July 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,509	$1,489
Accounts receivable, net	622	617
Prepaid and other current assets	383	232
Total current assets	2,514	2,338
LONG-TERM ASSETS:
Intangible assets, net	15,188	8,527
Goodwill	19,380	3,931
Property and equipment, net	1,647	529
Other assets	273	76
Investment in Itellum	185	185
Right-of-use asset	2,498	934
Total assets	$41,685	$16,520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,222	1,653
Accrued liabilities	9,627	2,570
Equipment financing	21	37
Convertible note payable, current, net of debt discount of $120 and $340, respectively	3,948	1,049
Note payable, current, related party, net of debt discount of $40 and $0, respectively	833	998
Note payable, current, net of debt discount of $181 and $714, respectively	870	2,963
Acquisition payable	1,000	-
Deferred income	931	20
Derivative liability	10,588	16,773
Operating lease liability, current	797	503
Total current liabilities	31,837	26,566
LONG-TERM LIABILITIES:
Notes payable, related party, net of debt discount $0 and $0, respectively	-	136
Note payable, net of debt discount $313 and $4,641 respectively	33,335	6,241
Convertible note payable, net of debt discount of $0 and $0, respectively	500	-
Equipment financing	43	-
Operating lease liability, net of current portion	1,788	431
Total long-term liabilities	35,666	6,808
Total liabilities	67,503	33,374
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized
Convertible Series A Preferred stock, $0.001, 1,500,000 shares designated, 225,000 and 225,000 issued and outstanding, respectively	-	-
Convertible Series B Preferred stock, $0.001, 1,000,000 shares designated, 425,442 and 425,442 issued and outstanding, respectively	-	-
Convertible Series C Preferred stock, $0.001, 1,000,000 shares designated, 55,400 and 55,400 issued and outstanding, respectively	-	-
Series F Super Voting Preferred stock, $0.001, 100 shares designated, 100 and 100 issued and outstanding, respectively	-	-
Common stock, $0.001, 500,000,000 shares authorized, 142,088,039 and 138,538,039 issued and outstanding, respectively (30,000,000 reserved in Treasury)	142	139
Additional paid in capital	89,487	89,100
Accumulated deficit	(113,393)	(105,380)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(23,763)	(16,140)
Noncontrolling interest	(2,055)	(714)
Total stockholders’ deficit	(25,818)	(16,854)
Total liabilities and stockholders’ deficit	$41,685	$16,520

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years ended July 31,
	2022	2021
OPERATING REVENUES:
Cloud software and service revenue	$24,154	$12,416
Total operating revenues	24,154	12,416

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	9,346	5,135
Selling, general and administrative expense	12,434	7,019
Legal and professional fees	3,036	894
Bad debt expense	98	17
Depreciation and amortization expense	2,916	1,749
Total operating expenses	27,830	14,814
OPERATING LOSS	(3,676)	(2,398)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	6,186	(9,935)
Gain (loss) on settlement of debt	(5,481)	560
Income tax benefit (expense)	(419)	(183)
Other income (expense)	26	(294)
Interest expense	(5,990)	(4,765)
Total other income (expense)	(5,678)	(14,617)

NET LOSS INCLUDING NONCONTROLLING INTEREST	(9,354)	(17,015)
Less: Net loss attributable to the noncontrolling interests	1,341	332
NET LOSS ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	(8,013)	(16,683)
Deemed dividend on Series A Convertible preferred stock	(19)	(20)
NET LOSS ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(8,032)	$(16,703)
LOSS PER COMMON SHARE - BASIC	$(0.05)	$(0.13)
LOSS PER COMMON SHARE - DILUTED	$(0.05)	$(0.13)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	139,594,358	129,411,947
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	139,594,358	129,411,947

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED JULY 31, 2021 AND 2022

(In thousands, except for share amounts)

	Equity Digerati’s Shareholders
	Preferred Convertible										Additional		Other
	Series A		Series B		Series C		Series F		Common		Paid-in	Accumulated	Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Income	Equity	Interest	Totals
BALANCE, July 31, 2020	225,000	-	407,477	-	-	-	-	-	101,323,590	101	$86,364	$(88,697)	$1	$(2,231)	$(382)	$(2,613)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	135	-	-	135	-	135
Common stock issued for services, to employees	-	-	-	-	-	-	-	-	7,858,820	8	257	-	-	265	-	265
Common stock issued for services	-	-	-	-	-	-	-	-	4,250,000	4	219	-	-	223	-	223
Common stock issued for debt conversion and settlement	-	-	-	-	-	-	-	-	21,275,629	21	407	-	-	428	-	428
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	2,100,000	2	145	-	-	147	-	147
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	282	-	-	282	-	282
Common stock issued for settlement of accounts payable	-	-	-	-	-	-	-	-	1,000,000	1	59	-	-	60	-	60
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	330,000	1	33	-	-	34	-	34
Common stock issued, extension of debt	-	-	-	-	-	-	-	-	400,000	1	59	-	-	60	-	60
Convertible Series B Preferred stock issued for debt settlement	-	-	17,965	-	-	-	-	-	-	-	18	-	-	18	-	18
Convertible Series C Preferred stock issued for AP settlement	-	-	-	-	55,400	-	-	-	-	-	554	-	-	554	-	554
Super Voting Preferred Stock Series F	-	-	-	-	-	-	100	-	-	-	-	-	-	-	-	-
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	-	-	588	-	-	588	-	588
Dividends declared	-	-	-	-	-	-	-	-	-	-	(20)	-	-	(20)	-	(20)
Net Ioss	-	-	-	-	-	-	-	-	-	-	-	(16,683)	-	(16,683)	(332)	(17,015)
BALANCE, July 31, 2021	225,000	-	425,442	-	55,400	-	100	-	138,538,039	139	$89,100	$(105,380)	$1	$(16,140)	$(714)	$(16,854)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	98	-	-	98	-	98
Common stock issued for services	-	-	-	-	-	-	-	-	1,500,000	1	125	-	-	126	-	126
Common stock issued for debt extension	-	-	-	-	-	-	-	-	550,000	1	64	-	-	65	-	65
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	1,500,000	1	119	-	-	120	-	120
Dividends declared	-	-	-	-	-	-	-	-	-	-	(19)	-	-	(19)	-	(19)
Net Ioss	-	-	-	-	-	-	-	-	-	-	-	(8,013)	-	(8,013)	(1,341)	(9,354)
BALANCE, July 31, 2022	225,000	-	425,442	-	55,400	-	100	-	142,088,039	142	$89,487	$(113,393)	$1	$(23,763)	$(2,055)	$(25,818)

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years ended July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,354)	$(17,015)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	2,916	1,707
Stock compensation and warrant expense	98	624
Stock issued for services	126	-
Bad debt expense	78	17
Amortization of ROU Asset - operating	626	328
Amortization of debt discount	2,064	2,809
Loss (gain) on derivative liabilities	(6,186)	9,935
Loss (gain) on settlement of debt	5,481	(560)
Accrued interest added to principal	-	510
Debt extension fee charged to interest expense	225	-
Gain on contingent earnout	(24)	-
Preferred stock C issued for settlement of AP from current year	-	333
Stock issued for debt extension	65	59
Changes in operating assets and liabilities:
Accounts receivable	484	(69)
Prepaid expenses and other current assets	(20)	46
Other assets	(131)	-
Inventory	(18)	(27)
Right of use operating lease liability	(727)	(328)
Accounts payable	860	99
Accrued expenses	566	1,083
Deferred income	911	(259)
Net cash used in operating activities	(1,960)	(708)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(272)	(410)
Proceeds from Nexogy	178	-
Acquisitions of VoIP assets, net of cash received	(12,791)	(10,390)
Net cash used in investing activities	(12,885)	(10,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from convertible debt, net of original issuance cost and discounts	806	1,078
Proceeds from sale of stock and warrants	-	34
Borrowings from debt, net of original issuance cost and discounts	15,530	13,036
Principal payments on debt, net	(250)	(1,338)
Principal payments on convertible notes, net	(425)	(266)
Principal payments on related party notes, net	(816)	(169)
Principal payment on equipment financing	20	(63)
Net cash provided by financing activities	14,865	12,312
NET INCREASE IN CASH AND CASH EQUIVALENTS	20	804
CASH AND CASH EQUIVALENTS, beginning of period	1,489	685
CASH AND CASH EQUIVALENTS, end of period	$1,509	$1,489
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,508	$1,111
Income tax paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued interest rolled into principal	$970	$-
Beneficial conversion feature on convertible debt	$-	$282
Incentive earnout adjustment on Active PBX acquisition	$120	$-
Debt discount from common stock issued with debt	$120	$147
Debt discount from derivative liabilities	$-	$358
Debt discount from PRG warrant derivative	$-	$6,462
Promissory note reclassed to convertible debt	$-	$15
Capitalization of ROU assets and liabilities - operating	$940	$440
Preferred Stock Series B issued for debt conversion and settlement	$-	$18
Preferred Stock Series C issued for AP settlement	$-	$221
Common Stock issued for debt conversion	$-	$429
Common Stock issued for accounts payable	$-	$60
Dividend declared	$19	$20
Derivative liability resolved to APIC due to debt conversion	$-	$588

See accompanying notes to consolidated financial statements

DIGERATI TECHNOLOGIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” “Company” or “Digerati”), through its operating subsidiaries in Texas, Florida, and California that includes Shift8 Networks, Inc., dba, T3 Communications, T3 Communications, Inc. (both referred to herein as “T3”), Nexogy Inc., and NextLevel Internet, Inc., provides cloud services specializing in Unified Communications as a Service (“UCaaS”) and broadband connectivity solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud WAN solutions (SD WAN). We provide enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Our UCaaS or cloud communication services include fully hosted IP/PBX, video conferencing, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™.

Principles of Consolidation.

The consolidated financial statements include the accounts of Digerati, and its subsidiaries, which are majority owned by Digerati in accordance with ASC 810-10-05. All significant inter-company transactions and balances have been eliminated.

Cost Method Investment.

On June 14, 2019, the Company, entered into a Stock Purchase Agreement (the “Agreement”) to acquire a 12% minority interest in Itellum Comunicacions Costa Rica, S.R.L. The Company paid $100,000 in cash, issued 500,000 shares of common stock with a market value of $85,000. As result, the Company holds a minority interest in Itellum for an investment of $185,000. The Company has no influence over the operating and financial policies of Itellum. The Company has no controlling interest, is not the primary beneficiary and does not have the ability to exert significant influence. As a result, we accounted for this investment using the measurement alternative, defined as cost, less impairment, plus or minus changes resulting from observable price changes for identical or similar investments of the same issuer.

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

Revenue Recognition.

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenues from Contracts with Customers (ASC 606).

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

Service Revenue.

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

Product Revenue.

The Company recognizes product revenue for telephony equipment at a point in time, when transfer of control has occurred, which is generally upon delivery. Sales returns are recorded as a reduction to revenue estimated based on historical experience.

Disaggregation of Cloud-based hosted revenues.

Summary of disaggregated revenue is as follows (in thousands):

	For the Years ended July 31,
	2022	2021
Cloud software and service revenue	$23,871	$12,153
Product revenue	283	263
Total operating revenues	$24,154	$12,416

Contract Assets.

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of July 31, 2022, and July 31, 2021, were $6,701 and $17,661, respectively.

Deferred Income.

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of July 31, 2022, and July 31, 2021, were $66,167 and $19,984, respectively.

Customer deposits.

The Company in some instances requires customers to make deposits for the last month of services, equipment, installation charges and training. As equipment is installed and training takes places the deposits are then applied to revenue. The deposit for the last month of services is applied to any outstanding balances if services are cancelled. If the customer’s account is paid in full, the Company will refund the full deposit in the month following service termination. As of July 31, 2022, and July 31, 2021, Digerati’s customer deposits balance was $864,345 and $0, respectively. The customer deposit balance is included as part of deferred income on the consolidated balance sheets.

Costs to Obtain a Customer Contract.

Direct incremental costs of obtaining a contract, consisting of sales commissions, are deferred, and amortized over the estimated life of the customer, which currently averages 36 months. The Company calculates the estimated life of the customer on an annual basis. The Company classifies deferred commissions as prepaid expenses or other noncurrent assets based on the timing of when it expects to recognize the expense. As of July 31, 2022, the Company has $184,808 in deferred commissions/contract costs. Sales commissions expensed for the year ended July 31, 2022, and the year ended July 31, 2021, were $2,262,129 and $871,561, respectively. The cost to obtain customer contract balance is included as part of prepaid expenses on the consolidated balance sheets.

Direct Costs - Cloud-based hosted Services.

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

Allowance for Doubtful Accounts.

Bad debt expense is recognized based on management’s estimate of likely losses each year based on past experience and an estimate of current year uncollectible amounts. As of July 31, 2022, and 2021, Digerati’s allowance for doubtful accounts balance was $74,628 and $29,000, respectively.

Property and equipment.

Property and equipment are recorded at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are one (1) to seven (7) years.

Goodwill.

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at July 31, 2022 and 2021 and determined that there was no impairment.

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

Intangible Assets.

Our intangible assets consist of customer relationships, developed technologies, trademarks and trade name. The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.

Valuation of Goodwill and Intangible Assets.

Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with an acquisition. Other intangible assets include customer relationships, non-compete agreements, and trademarks.  The Company uses a third-party specialty valuation firm to value its intangible assets acquired in its business combination and asset acquisitions.

During the year ended July 31, 2022, the Company acquired Skynet Telecom LLC and Next Level Internet, Inc. the acquisitions were accounted for under the purchase method of accounting, with the Company identified as the accounting acquirer. Accordingly, the purchase prices of acquired tangible and intangible assets and liabilities were recorded and allocated at fair value on a relative basis as of acquisition dates. The Company based its estimates on historical experience, discounted cash flows and on various other assumptions that are believed to be reasonable in the circumstances at the time of acquisition, the results of which form the basis for making judgments about the fair value of the intangible assets acquired that are not readily apparent from other sources. The actual results from these acquisitions may differ from these estimates.

Long-Lived Assets.

The Company reviews its long-lived assets, including property and equipment and identifiable intangibles annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.

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

Treasury Shares.

As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 30,000,000 treasury shares for consideration for future conversions and exercise of warrants. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of July 31, 2022, we believe that the treasury share reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

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

Our derivative liabilities as of July 31, 2022, and 2021 of $10,588,000 and $16,773,000, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

		Fair value measurements at reporting date using:
Description	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Convertible promissory notes derivative liability at July 31, 2021	$16,773,383	-	-	$16,773,383
Convertible promissory notes derivative liability at July 31, 2022	$10,587,717	-	-	$10,587,717

The fair market value of all derivatives during the year ended July 31, 2022, was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	63.32% - 250.19%
Risk-free interest rate	0.03% - 2.98%
Expected term	0.05 - 9.50 years

The fair market value of all derivatives during the year ended July 31, 2021, was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	125.60% - 283.01%
Risk-free interest rate	0.05% - 1.65%
Expected term	0.03 - 10.00 years

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2020	$606,123
Derivative from new convertible promissory notes and warrants recorded as debt discount	6,820,108
Derivative liability resolved to additional paid in capital due to debt conversion	(588,097)
Derivative loss	9,935,249
Balance at July 31, 2021	$16,773,383
Derivative gain	(6,185,666)
Balance at July 31, 2022	$10,587,717

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

Since January 1, 2007, Digerati accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board on income taxes which addresses how an entity should recognize, measure and present in the financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, Digerati recognizes a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of July 31, 2022, we have no liability for unrecognized tax benefits.

Stock-based compensation.

Stock-based compensation. The Company accounts for its share-based awards under ASC 718, Compensation – Stock Compensation. Employee and non-employee stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. During FY 2022 and 2021, the Company issued 1,500,000 common shares and 7,858,820 common shares, respectively to professionals for exchange of services and various employees as part of our profit sharing-plan contribution and stock in lieu of cash. During FY 2022 and 2021 we recognized stock-based compensation expense of $125,250 and $264,712, respectively equivalent to the market value of the shares issued calculated based on the share’s closing price at the grant dates. During FY 2022 we recognized stock-based compensation expense of $97,863 related to stock options previously issued to various employees.

Basic and diluted net income (loss) per share.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended July 31, 2022, and 2021, potential dilutive securities including options and warrants were not included in the calculation of diluted net loss per common share as their effect would be anti-dilutive due to the Company’s net loss. Potential dilutive securities, which are not included in dilutive weighted average shares are as follows:

	7/31/2022	7/31/2021
Options to purchase common stock	9,130,000	9,230,000
Warrants to purchase common stock	108,841,179	109,506,179
Convertible debt	43,628,667	20,506,684
Convertible Series A Preferred stock	750,000	750,000
Convertible Series B Preferred stock	25,575,847	24,936,847
Convertible Series C Preferred stock	31,259,369	30,478,369
Total:	219,185,062	195,408,079

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

 On May 1, 2018, T3 Communications, Inc. (“T3”), a Nevada Corporation, entered into a Stock Purchase Agreement (‘SPA”), whereby in an exchange for $250,000, T3 agreed to sell to the buyers 199,900 shares of common stock equivalent to 19.99% of the issued and outstanding common share of T3 Communications, Inc. The $250,000 of the cash received under this transaction was recognized as an adjustment to the carrying amount of the noncontrolling interest and as an increase in additional paid-in capital in T3. At the option of the Company, and for a period of five years following the date of the SPA, the 199,900 shares of common stock in T3 may be converted into Common Stock of Digerati at a ratio of 3.4 shares of DTGI Common stock for everyone (1) share of T3 at any time after the DTGI Common Stock has a current market price of $1.50 or more per share for 20 consecutive trading days.

For the years ended July 31, 2022, and 2021, the Company accounted for a noncontrolling interest of $1,341,000 and $332,000, respectively. Additionally, one of the buyers serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

Recently issued accounting pronouncements.

In the fourth quarter of fiscal year 2022, the Company early adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which generally required an acquirer, in a business combination, to recognize and measure the acquired contract assets and liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. We applied the provisions of ASU 2021-08 to the acquisitions of Next Level Internet, Inc. and Skynet Telecom LLC.

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

NOTE 2 – GOING CONCERN

Financial Condition

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, the Company has incurred net losses and accumulated a deficit of approximately $113,393,000 and a working capital deficit of approximately $29,323,000 which raises substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Management believes that available resources as of July 31, 2022, will not be sufficient to fund the Company’s operations and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

We have been successful in raising debt and equity capital in the past and as described in Notes 10, 11 and 12. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

The current Credit Agreement with Post Road will allow the Company to continue acquiring UCaaS service providers that meet the Company’s acquisition criteria. Management anticipates that future acquisitions will provide additional operating revenues to the Company as it continues to execute on its consolidation strategy. There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management.

The Company will continue to work with various funding sources to secure additional debt and equity financings. However, Digerati cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Digerati’s consolidated financial statements as of July 31, 2022, do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at July 31, 2022, and July 31, 2021:

July 31, 2022	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(36,684)	3,316
Customer relationships, 7 years	10,947,262	(2,573,052)	8,374,210
Trademarks, 7 & 10 years	7,148,000	(993,806)	6,154,194
Non-compete, 2 & 3 years	931,000	(394,583)	536,417
Marketing & Non-compete, 5 years	800,263	(679,980)	120,283
Total Definite-lived Intangible Assets	20,016,525	(4,828,105)	15,188,420
Goodwill	19,380,080	-	19,380,080
Balance, July 31, 2022	$39,396,605	$(4,828,105)	$34,568,500

July 31, 2021	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(28,672)	11,328
Customer relationships 7 years	6,790,000	(1,310,720)	5,479,280
Trademarks, 7 years	2,870,000	(307,500)	2,562,500
Non-compete, 2 & 3 years	291,000	(97,500)	193,500
Marketing & Non-compete, 5 years	800,000	(520,000)	280,000
Total Definite-lived Intangible Assets	10,941,000	(2,414,392)	8,526,608
Goodwill	3,931,298	-	3,931,298
Balance, July 31, 2021	$14,872,298	$(2,414,392)	$12,457,906

Total amortization expense for the year ended July 31, 2022, and 2021 was $2,448,274 and $1,396,214, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Following is a summary of Digerati’s property and equipment at July 31, 2022 and 2021 (in thousands):

	Useful lives	2022	2021
Telecom equipment & software	1-7 years	$2,878	$1,345
Less: accumulated depreciation		(1,231)	(816)
Net–property and equipment		$1,647	$529

NOTE 5 – INCOME TAXES

Digerati files a consolidated tax return. The current tax year is subject to examination by the Internal Revenue Service and certain state taxing authorities. As of July 31, 2022, Digerati had net operating loss carryforwards of approximately $26,356,740 to reduce future federal income tax liabilities; net loss from 2018 and on will be carryforward indefinitely, the net loss carryforwards prior to 2018 started expiring in 2021. Under the enacted Tax Cuts and Jobs Act (TCJA), the new effective Corporate flat tax rate is 21% (effective for tax years beginning after December 31, 2017). Income tax benefit (provision) for the years ended July 31, 2022, and 2021 are as follows:

The effective tax rate for Digerati is reconciled to statutory rates as follows:

	2022	2021
Expected Federal benefit (provision), at statutory rate	21.0%	21.0%
Change in valuation allowance	(21.0)%	(21.0)%
	0.0%	0.0%

Deferred tax assets are comprised of the following as of July 31, 2022 and 2021:

	2022	2021
Net operating loss carryover	$5,534,915	$3,242,773
Valuation allowance	(5,534,915)	(3,242,773)
Total deferred tax asset, net	$-	$-

The change in the valuation allowance for 2022 resulted in an increase of approximately $2,292,142. Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in Digerati’s consolidated financial statements. The current year remains open to examination by the major taxing jurisdictions in which Digerati is subject to tax. The Company files a calendar year return, and the net operating loss was adjusted for the fiscal year ended July 31, 2022.

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

During the year ended July 31, 2022, the Company extended the expiration date on 1,150,000 previously issued stock options to various employees until July 31, 2025, and the exercise price of these options was set at $0.11 per share. The modification of these stock options created a nominal expense to the Company.

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

Digerati recognized approximately $98,000 and $399,500 in stock-based compensation expense to employees during the years ended July 31, 2022, and 2021, respectively. Unamortized compensation cost totaled $97,972 and $195,835 at July 31, 2022, and July 31, 2021, respectively.

A summary of the stock options as of July 31, 2022, and July 31, 2021, and the changes during the years ended July 31, 2022, and July 31, 2021:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (years)

Outstanding at July 31, 2020	5,000,000	$0.27	2.66
Granted	4,230,000	$0.05	4.39
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at July 31, 2021	9,230,000	$0.17	2.93
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(100,000)	$0.25	-
Outstanding at July 31, 2022	9,130,000	$0.17	2.39
Exercisable at July 31, 2022	7,551,179	$0.20	2.11

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 9,130,000 and 9,230,000 stock options outstanding at July 31, 2022 and July 31, 2021 was $191,722 and $392,891, respectively.

The aggregate intrinsic value of the 7,551,179 and 6,091,863 stock options exercisable at July 31, 2022 and July 31, 2021 was $110,380 and $91,978, respectively.

NOTE 7 – WARRANTS

During the year ended July 31, 2022, the Company did not issue any warrants.

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

A summary of the warrants as of July 31, 2022, and 2021, and the changes during the years ended July 31, 2022, and 2021 are presented below:

	Warrants	Weighted- average exercise price	Weighted- average remaining contractual term (years)

Outstanding at July 31, 2020	2,540,000	$0.33	1.61
Granted	107,701,179	$0.01	9.50
Exercised	(330,000)	$0.10	-
Expired	(405,000)	$0.50	-
Outstanding at July 31, 2021	109,506,179	$0.01	9.17
Exercised	-	-	-
Expired	(665,000)	$0.18	-
Outstanding at July 31, 2022	108,841,179	$0.01	8.21
Exercisable at July 31, 2022	81,615,885	$0.01	8.22

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 108,841,179 and 109,506,179 warrants outstanding at July 31, 2022 and July 31, 2021 was $9,002,606 and $14,795,002, respectively.

The aggregate intrinsic value of the 81,615,885 and 82,280,885 warrants exercisable at July 31, 2022 and July 31, 2021 was $6,757,037 and $11,108,930, respectively.

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

During the years ended July 31, 2022, and July 31, 2021, the Company issued 0 and 7,608,820 respectively, common shares to various employees as part of the Company’s profit-sharing plan contribution.

The Company recognized stock-based compensation expense for July 31, 2022, and July 31, 2021, of $0 and $247,287, respectively, equivalent to the value of the shares calculated based on the share’s closing price at the grant dates.

NOTE 9 – SIGNIFICANT CUSTOMERS

During the years ended July 31, 2022, and 2021, the Company did not derive revenues of 10% or more from any single customer.

As of the year ended July 31, 2022, and 2021, the Company did not have outstanding accounts receivable of 10% or more from any single customer.

NOTE 10 – NOTES PAYABLE NON-CONVERTIBLE

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. The maturity date was extended multiple times and subsequently on September 8, 2022, the lender agreed to extend the maturity until January 31, 2023. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. The principal outstanding balance as of July 31, 2022, and July 31, 2021, was $50,000.

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

During the year ended July 31, 2022, the Company amortized $1,294,201 of the total debt discount as interest expense for the Term Loan A Note and the Term Loan B Note. The total debt discount outstanding on the notes as of July31, 2022, and July 31, 2021, were $0 and $5,355,322, respectively.

Term Loan A Note with a maturity date of November 17, 2024, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan A is non-amortized (interest only payments) through the maturity date and contains an option for the Company to pay interest in kind (PIK) for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three.

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

The A&R Term Loan A Note has maturity dates of November 17, 2024, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). The principal balance and accrued PIK interest outstanding on the A&R Term Loan A Note were $22,168,515 and $530,672, respectively as of July 31, 2022.

On February 4, 2022, the T3 Nevada Parties and Post Road agreed that Post Road would provide T3 Nevada with a secured loan of $10,000,000 pursuant to a Term Loan C Note. The proceeds of $10,000,000 were used to fund the acquisition of Next Level and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Amendment. At issuance the company recognized $250,000 in OID and $220,000 in debt issuance cost which will be amortized over the term of the note. The total unamortized debt discount was $313,334. The principal balance and accrued PIK interest outstanding on the Term Loan C Note were $10,000,000 and $199,413, respectively as of July 31, 2022.

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

2. Minimum Allowed - EBITDA of $3,719,589

3. Minimum Allowed - Liquidity of $2,000,000

4. Maximum Allowed - Capital Expenditures of $94,798 (Quarterly)

5. Minimum Allowed - Fixed Charge Coverage Ratio of 1.5 to 1.00

6. Maximum Allowed - Churn of 3.00% at any time

On June 13, 2022, the lender agreed to forbear the financial covenants that were not complied with during the quarter ended April 30, 2022. Subsequentially, on October 17, 2022, the lender agreed to forbear the financial covenants that were not complied with during the year and quarter ended July 31, 2022.

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

Promissory Notes – Next Level Internet Acquisition

On February 4, 2022, as per the acquisition of Next Level Internet, Inc. (“Next Level” or “NLI”), the Company entered into two unsecured promissory notes (the “Unsecured Adjustable Promissory Notes”) for $1,800,000 and $200,000, respectively. The notes are payable in eight equal quarterly installments in the aggregate amount of $250,000 each commencing on June 4, 2022, through and including March 7, 2024, with a base annual interest rate of 0% and a default annual interest rate of 18%. The amount owed is subject to change based on certain revenue milestones required to be achieved by Next Level. At issuance, the Company fair valued the notes and recognized a debt discount of $241,000 which is amortized over the term of the notes. The Company amortized $60,250 to interest expense during the year ended July 31, 2022. Total unamortized debt discount on the notes as of July 31, 2022, was $180,750. During the year ended July 31, 2022, the Company made a principal payment of $250,000. The total principal balance outstanding as of July 31, 2022, on the Unsecured Adjustable Promissory Notes was $1,750,000.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the years ended July 31, 2022, and 2021, the Company provided VoIP Hosted and fiber services to a company owned by one of the Board members of T3 Communications, Inc., a Florida corporation, for $194,547 and $175,606, respectively. In addition, the Company also leases a Colo facility from a company owned by a board member of T3 Communications Inc. For the years ended July 31, 2022, and 2021, the Company paid $157,935 and $88,143, respectively.

On November 17, 2020, as a result of the of the acquisition of ActiveServe’s asset, the two sellers became related parties as they continued to be involved as consultants to manage the customer relationship, the Company paid on an annual basis $90,000 to each of the consultants. These agreements expired as of January 17, 2022, and the parties agreed not to extend. As of July 31, 2022, there’s no balance outstanding under the consulting agreements. In addition, part of the Purchase Price is payable in 8 equal quarterly payments to the sellers. During the year ended July 31, 2022, the Company paid $716,181 of the principal balance outstanding. On January 7, 2022, the Company recognized a reduction of $120,621 on the note balance due to the sellers not achieving certain requirement under the “Customer renewal Value”. As a result, the Company recognized a reduction of $120,621 in Goodwill associated with the ActiveServe asset acquisition. On July 31, 2022, the Company recognized a reduction of $24,989 on the note balance due to the sellers not achieving certain requirement under the monthly recurring revenue target. As a result, the Company recognized $24,989 in the Other Income/Expense section of the Statement of Operations. The total principal outstanding on the notes as of July 31, 2022, and July 31, 2021, were $272,500 and $1,134,291, respectively.

On December 31, 2021, as a result of the of the acquisition of Skynet Telecom LLC’s assets, the two sellers became related parties as they continued to be involved as consultants for 12 months to manage the customer relationship, the Company will pay on an annual basis $100,000 to each of the consultants. As of July 31, 2022, there no outstanding balance owed to the consultants. Part of the Purchase Price of $600,000 (the “Earn-out Amount”) was retained by the Company at the closing and will be paid to the sellers in 6 equal quarterly payments. An additional $100,000 (the “Holdback Amount”) was retained by the Company at the closing and will be paid to the sellers in accordance with the Skynet Telecom LLC asset purchase agreement. During the year ended July 31, 2022, the Company paid $100,000 of the principal balance outstanding. The Earn-out Amounts were fair valued at the acquisition date and the Company recognized a debt discount of $62,417. The Company amortized $22,731 of debt discount as interest expense during the year ended July 31, 2022. The unamortized debt discount as of July 31, 2022, was $39,686. The total balance outstanding on the Earn-out Amounts as of July 31, 2022, was $600,000.

On November 17, 2020, Digerati’s Board of Directors approved the issuance of the following shares of Series F Super Voting Preferred Stock to officer:

●	Arthur L. Smith - 34 shares of Series F Super Voting Preferred Stock

●	Antonio Estrada - 33 shares of Series F Super Voting Preferred Stock

●	Craig Clement - 33 shares of Series F Super Voting Preferred Stock

Acquisition Payable – Skynet

As part of the acquisition of Skynet Telecom LLC’s assets, the Company will pay to the Sellers $1,000,000 (the “Share Payment”) by issuance of restricted shares of the Company’s common stock to the Owners. On September 1, 2022, the Company and Sellers amended the Asset Purchase Agreement. In accordance with the amended agreement, the Share Payment will be made via the issuance of shares on the earlier of (i) the effective date of that certain Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on August 11, 2021 (in which case the stock will be valued at the price set forth in the prospectus that is a part of such Registration Statement, without underwriter discounts) and (ii) April 30, 2023 (in which case the stock will be valued at the average of the last transaction price on the OTCQB for each of the 10 trading days immediately preceding such issuance date). The total principal balance outstanding on the acquisitions payable as of July 31, 2022, was $1,000,000.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

As of July 31, 2022, and July 31, 2021, convertible notes payable consisted of the following:

	July, 31	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2022	2021

On October 13, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $330,000, annual interest rate of 8% and an original maturity date of October 13, 2021, the maturity date was extended until December 15, 2021, and subsequently the maturity date was extended until July 31, 2022. After payment of transaction-related expenses and closing fees of $32,000, net proceeds to the Company from the Note totaled $298,000. The Company recorded $32,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 1,000,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $45,003 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $134,423 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On September 28, 2022, the lender agreed to extend the maturity date until February 28, 2023. The Company amortized $17,620 as interest expense during the year ended July 31, 2022. The total unamortized discount on the Note as of July 31, 2022, and July 31, 2021, were $0 and $17,620, respectively. The total principal balance outstanding as of July 31, 2022, and July 31, 2021, was $165,000. (See below variable conversion terms No.1)	$165,000	$165,000

On January 27, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of January 27, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $24,368 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $44,368 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.05 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On January 27, 2022, the lender agreed to extend the maturity date until July 31, 2022. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $25,000. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt of $25,000 and charged to interest expense at the time of the extension. On August 1, 2022, the lender agreed to extend the maturity date until January 31, 2023. As consideration for the extension on the note, the Company agreed to add $50,000 to the principal amount outstanding and charged the total to interest expense, in addition, the Company issued 300,000 shares of common stock with a market value of $28,740 and charged the total to interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of the amendment date, the total unamortized discount on the Note was $0. The Company amortized $34,368 as interest expense during the year ended July 31, 2022. The total unamortized discount on the Note as of July 31, 2022, and July 31, 2021, were $0 and $34,368, respectively. The total principal balance outstanding as of July 31, 2022, and July 31, 2021, were $275,000 and $250,000, respectively.	275,000	250,000

On April 14, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of April 14, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $63,433 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $96,766 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On April 14, 2022, the lender agreed to extend the maturity date until October 14, 2022. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $25,000. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt of $25,000 and charged to interest expense at the time of the extension. On September 16, 2022, the lender agreed to extend the maturity date until April 14, 2023. As consideration for the extension on the note, the Company agreed to add $50,000 to the principal amount outstanding and charged the total to interest expense, in addition, the Company issued 300,000 shares of common stock with a market value of $35,400 and charged the total to interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of the amendment date, the total unamortized discount on the Note was $0. The Company amortized $106,799 as interest expense during the year ended July 31, 2022. The total unamortized discount on the Note as of July 31, 2022, and July 31, 2021, were $0 and $106,799, respectively. The total principal balance outstanding as of July 31, 2022, and July 31, 2021, were $275,000 and $250,000, respectively.	275,000	250,000

On August 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, annual interest rate of 8% and a default interest rate of 20%, and a maturity date of August 31, 2022. In connection with the execution of the note, the Company issued 150,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $13,635 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. On September 14, 2022, the lender agreed to extend the maturity date until February 28, 2023. As consideration for the extension on the note, the Company agreed to add $15,000 to the principal amount outstanding and charged the total to interest expense, in addition, the Company issued 90,000 shares of common stock with a market value of $10,800 and charged the total to interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of the amendment date, the total unamortized discount on the Note was $0. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized $12,499 as interest expense during the year ended July 31, 2022. The total unamortized discount on the Note as of July 31, 2022, was $1,136. The total principal balance outstanding as of July 31, 2022, was $75,000.	75,000	-

On September 29, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, annual interest rate of 8% and a default interest rate of 20%, and a maturity date of September 29, 2022. In connection with the execution of the note, the Company issued 150,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $10,788 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On September 29, 2022, the lender agreed to extend the maturity date until March 29, 2023. As consideration for the extension on the note, the Company agreed to add $15,000 to the principal amount outstanding and charged the total to interest expense, in addition, the Company issued 90,000 shares of common stock with a market value of $13,500 and charged the total to interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of the amendment date, the total unamortized discount on the Note was $0. The Company amortized $8,990 as interest expense during the year ended July 31, 2022. The total unamortized discount on the Note as of July 31, 2022, was $1,798. The total principal balance outstanding as of July 31, 2022, was $75,000.	75,000	-

On October 22, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $150,000, annual interest rate of 8% and a default interest rate of 20%, and a maturity date of October 22, 2022. In connection with the execution of the note, the Company issued 300,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $13,965 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On September 16, 2022, the lender agreed to extend the maturity date until April 29, 2023. As consideration for the extension on the note, the Company agreed to add $30,000 to the principal amount outstanding and charged the total to interest expense, in addition, the Company issued 180,000 shares of common stock with a market value of $21,240 and charged the total to interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of the amendment date, the total unamortized discount on the Note was $0. The Company amortized $10,474 as interest expense during the year ended July 31, 2022. The total unamortized discount on the Note as of July 31, 2022, was $3,491. The total principal balance outstanding as of July 31, 2022, was $150,000.	150,000	-

On February 4, 2022, as part the acquisition of Next Level Internet (“NLI”), the Company entered into two unsecured convertible promissory notes (the “Unsecured Convertible Promissory Notes”) for $1,800,000 and $200,000, respectively. The notes are payable in eight equal quarterly installments in the aggregate amount of $250,000 each commencing on April 30, 2022, through and including January 31, 2024 with a base annual interest rate of 0% and a default annual interest rate of 18%. The Sellers have a onetime right to convert all or a portion of the Convertible Notes commencing on the six-month anniversary of the notes being issued and ending 30 days after such six-month anniversary. The conversion price means an amount equal to the volume weighted average price per share of Stock on the Nasdaq Stock Market for the ten (10) consecutive trading days on which the conversion notice is received by the Company; provided, however, that if the stock is not then listed for trading on the Nasdaq Stock Market, the Conversion Price shall be the volume weighted average transaction price per share reported by the OTC Reporting Facility for the ten (10) consecutive trading days immediately preceding the date on which such Conversion Notice is received by the Company. Within five Business Days after receipt of a Conversion Notice in accordance with the agreement, the Company shall (A) cause to be issued in the name of the holder, the number of shares of Stock equal to the quotient (rounded down to the nearest whole share of Stock) obtained by dividing (1) the Conversion Amount by (2) the Conversion Price in effect on the date that Maker received such Conversion Notice, and (B) pay to Payee an amount in cash equal to the product (rounded up to the nearest whole $.01) obtained by multiplying (1) five hundred thousand and NO/100 ($500,000) by (2) a fraction, the numerator of which is the Conversion Amount and the denominator of which is two million and NO/100 ($2,000,000). Assuming the holder elects to convert the note, the economic value of the note at inception was $2,500,000. The Company analyzed the Notes for derivative accounting consideration and determined that since the notes are convertible on the six-month anniversary from issuance and ending 30 days after such six-month anniversary, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any of the provisions for conversion are met and if the notes need to be classified as a derivative instrument. At inception of the notes, the Company recognized the fair market value of the conversion on the notes of $2,382,736, and a recognized $117,264 in debt discount, which will be amortized over the conversion period. The Company amortized $83,350 as interest expense during the year ended July 31, 2022. The total unamortized discount on the Note as of July 31, 2022, was $33,914. The total principal balance outstanding on the Unsecured Convertible Promissory Notes as of July 31, 2022, was $2,250,000.	2,250,000	-

On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, annual interest rate of 8% and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 300,000 shares of our common stock to the note holder and recorded $30,446 as debt discount and amortized over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. On October 21, 2022, the holder agreed to extend the maturity date until January 31, 2023. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of common stock with a fair market value of $36,330. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt for both the $30,000 increase in principal and $36,330 fair value of shares issued and charged the total $66,330 to interest expense at the time of the extension. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of July 31, 2022, was $18,916. The Company amortized $37,830 of debt discount as interest expense during the year ended July 31, 2022. The total principal balance outstanding as of July 31, 2022, was $230,000.	230,000	-

On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, annual interest rate of 8% and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 300,000 shares of our common stock to the note holder and recorded $30,446 as debt discount and amortized over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. On October 21, 2022, the holder agreed to extend the maturity date until January 31, 2023. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of common stock with a fair market value of $36,330. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt for both the $30,000 increase in principal and $36,330 fair value of shares issued and charged the total $66,330 to interest expense at the time of the extension. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of July 31, 2022, was $18,916. The Company amortized $37,830 of debt discount as interest expense during the year ended July 31, 2022. The total principal balance outstanding as of July 31, 2022, was $230,000.	230,000	-

On July 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $165,000, annual interest rate of 8% and a maturity date of April 27, 2023. After payment of transaction-related expenses and closing fees of $19,500, net proceeds to the Company from the note totaled $100,000. Subsequently, the Company received $45,500 for the additional principal amount of the note. Additionally, the Company issued 300,000 shares of our common stock to the note holder. The Company recorded the $19,500 and the relative fair market value of the shares of $22,093 as debt discount and amortized to interest expense over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the note holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The note conversion price shall equal the greater of $0.10 (ten) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the note. Outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of an event of default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of July 31, 2022, was $41,593. The Company amortized $0 of debt discount as interest expense during the year ended July 31, 2022. The total principal balance outstanding as of July 31, 2022, was $119,500.	119,500	-

Total convertible notes payables non-derivative:	$3,844,500	$665,000

CONVERTIBLE NOTES PAYABLE - DERIVATIVE
On July 27, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, annual interest rate of 8% and a maturity date of March 27, 2021. After payment of transaction-related expenses and closing fees of $35,000, net proceeds to the Company from the Note totaled $240,000. The Company recorded these discounts and cost of $35,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $11,626 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.05 (five) cents or (b). 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. The Company recognized $61,678 of derivative liability and directly amortized all associated debt discount of $61,678 as interest expense. On July 31, 2021, the holder agreed to extend the maturity date until January 31, 2022. On February 14, 2022, the holder agreed to extend the maturity date until July 31, 2022. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $75,000 and issued 250,000 shares of common stock with a market value of $34,150. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. The Company recognized a loss on extinguishment of debt for both the $75,000 increase in principal and $34,150 fair value of shares issued and charged the total $109,150 to interest expense at the time of the extension. On July 26, 2022, the holder agreed to extend the maturity date until December 31, 2022. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $50,000 and issued 300,000 shares of common stock with a fair market value of $30,000. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt for both the $50,000 increase in principal and $30,000 fair value of shares issued and charged the total $80,000 to interest expense at the time of the extension. The total principal balance outstanding as of July 31, 2022, and July 31, 2021, were $480,000 and $355,000, respectively.	480,000	355,000

On January 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $80,235, annual interest rate of 8% and a maturity date of February 17, 2022. On March 7, 2022, the holder agreed to extend the maturity date until July 31, 2022. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $59,413. The Company amortized $27,840 of debt discount as interest expense during the year ended July 31, 2022. The total unamortized discount on the Note as of July 31, 2022, and July 31, 2021, were $0 and $27,840, respectively. The total principal balance outstanding as of July 31, 2022, and July 31, 2021, was $80,235. Subsequently, On September 28, 2022, the holder agreed to extend the maturity date until February 28, 2023. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $62,500 and charged the total to interest expense, in addition, the Company issued 500,000 shares of common stock with a market value of $70,000 and charged the total to interest expense.	80,235	80,235

On February 17, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $175,000, annual interest rate of 8% and a maturity date of February 17, 2022. After payment of transaction-related expenses and closing fees of $5,000, net proceeds to the Company from the Note totaled $170,000. Additionally, the Company recorded $5,000 as a discount to the Note and amortized over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $346,091, of which $170,000 was recorded as debt discount and amortized over the term of the note, and $176,091 was recorded as day 1 derivative loss. The total unamortized discount on the Note as of July 31, 2022, and July 31, 2021, were $0 and $102,083, respectively. The Company amortized $102,083 of debt discount as interest expense during the year ended July 31, 2022. On March 7, 2022, the Company paid in full the total principal balance outstanding of $175,000 and accrued interest and prepayment penalty of $30,000. The total principal balance outstanding as of July 31, 2022, and July 31, 2021, were $0 and $175,000, respectively.	-	175,000

On April 15, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $113,000, annual interest rate of 8% and a maturity date of January 15, 2022. After payment of transaction-related expenses and closing fees of $13,000, net proceeds to the Company from the Note totaled $100,000. Additionally, the Company recorded $13,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 100,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $14,138 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.15 (fifteen) cents or (b). seventy-five percent (75%) of the lowest traded price in the prior fifteen (15) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”). Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $64,561, of which $42,822 was recorded as debt discount and amortized over the term of the note. On January 15, 2022, the lender agreed to extend the maturity date until March 31, 2022. As consideration for the extension on the note, the Company agreed to add 15,000 to the principal amount outstanding. On March 18, 2022, the lender agreed to extend the maturity date until July 31, 2022. As consideration for the extension on the note, the Company agreed to add $15,000 to the principal amount outstanding. The Company evaluated the amendments and accounted for these changes as an extinguishment of debt. As of both amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt for both $15,000 increase in principal and charged the total $30,000 to interest expense at the time of the extension. On June 28, 2022, the lender agreed to extend the maturity date until September 30, 2022. As consideration for the extension on the note, the Company agreed to add $20,000 to the principal amount outstanding and charged the total to interest expense. The agreement of June 28, 2022 provides the Company the option extends the maturity date for an additional 90 days for an additional $20,000 to be added to the principal amount. On September 30, 2022, the Company extended the maturity date of the note until December 30, 2022 and charged to interest expense the total $20,000 added to principal balance. The Company evaluated the amendments and accounted for these changes as an extinguishment of debt. As of both amendment date, the total unamortized discount on the Note was $0. The total unamortized discount on the Note as of July 31, 2022, and July 31, 2021, were $0 and $50,945, respectively. The Company amortized $50,945 of debt discount as interest expense during the year ended July 31, 2022. The total principal balance outstanding as of July 31, 2022, and July 31, 2021, were, $163,000 and $113,000, respectively.	163,000	113,000

Total convertible notes payable - derivative:	$723,235	$723,235
Total convertible notes payable derivative and non-derivative	4,567,735	1,388,235
Less: debt discount	(119,764)	(339,654)
Total convertible notes payable, net of discount	4,447,971	1,048,581
Less: current portion of convertible notes payable	(3,947,971)	(1,048,581)
Long-term portion of convertible notes payable	$500,000	$-

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

The total unamortized discount on the convertible notes as of July 31, 2022, and July 31, 2021, were $119,764 and $339,654, respectively. The total principal balance outstanding as of July 31, 2022, and July 31, 2021, were $4,567,735 and $1,388,235, respectively. During the year ended July 31, 2022, and July 31, 2021, the Company amortized $530,628 and $797,144, respectively, of debt discount as interest expense.

The future principal payments for the Company’s convertible debt are as follows:

Future Principal Payments

Year ended July 31,	Amount

2023	$4,067,735
2024	500,000
2025 and thereafter	-

Total future payments:	$4,567,735

NOTE 13 – LEASES

The Company’s leased properties have remaining lease terms ranging from twelve to sixty-five months as of August 1, 2022 (beginning on the current fiscal year). At the option of the Company, it can elect to extend the term of the leases. See table below:

Location	Annual Rent	Lease Expiration Date	Business Use	Approx. Sq. Ft.
8023 Vantage Dr., Suite 660, San Antonio, Texas 78230	$49,136	Sep-27	Executive offices	2,843
10967 Via Frontera, San Diego, CA 92127	$369,229	Mar-26	Office space	18,541
1610 Royal Palm Avenue, Suite 300, Fort Myers, FL 33901	$83,260	Dec-25	Office space and network facilities	6,800
2121 Ponce de Leon Blvd., Suite 200, Coral Gables FL 33134	$128,301	Dec-27	Office space & wireless internet network	4,623
7218 McNeil Dr., FL-1, Austin, TX 78729	$21,000	Mar-24	Network facilities	25
6606 Lyndon B. Johnson, Fwy., FL1, Suite 125, Dallas, TX 75240	$17,040	Dec-22	Network facilities	25
9701 S. John Young Parkway, Orlando, FL 32819	$25,440	May-23	Network facilities	540
50 NE 9th St, Miami, FL 3313	$41,300	May-23	Network facilities	25
350 NW 215 St., Miami Gardens, FL 33169	$29,254	May-23	Wireless internet network	100
8333 NW 53rd St, Doral, FL 33166	$14,021	Jul-25	Wireless internet network	100
100 SE 2nd Street, Miami, FL 33131	$36,466	Jan-24	Wireless internet network	100
9055 SW 73rd Ct, Miami, FL 33156	$8,787	Dec-23	Wireless internet network	100
9517 Fontainebleau Blvd., Miami, FL 33172	$11,907	Aug-24	Wireless internet network	100

The Company has not entered into any sale and leaseback transactions during the year ended July 31, 2022.

In February 2022, as part of the acquisition of NLI, the Company secured an office lease, with a monthly base lease payment of $30,222. The lease expires in March 2026. At the option of the Company, the lease can be extended for two additional five-year terms, with a base rent at the prevailing market rate at the time of the renewal. The Company is not reasonably certain that it will exercise the renewal option.

In December 2021, as part of the acquisition of Skynet Telecom LLC’s assets, the Company assumed an office lease in San Antonio, Texas. In May 2022, the lease was extended until September 2027, and at the option of the Company, the lease can be extended for a period of five years, with a base rent at the prevailing market rate at the time of the renewal. The Company accounted for the extension as a lease modification.

On May 17, 2022, the Company extended the office and wireless internet network leases in Coral Gable Florida. The Company accounted for the extension as a lease modification. The Company used the discount rate of 4% and recognized $482,865 as a day one ROU asset and liability. These leases are identified in the table above. The leases expire in December 2027, and at the option of the Company, the leases can be extended for various periods ranging from one to five years, with a base rent at the prevailing market rate at the time of the renewal.

Amounts recognized on July 31, 2021, and July 31, 2022, for operating leases are as follows:

ROU Asset	July 31, 2021	$934,260
Amortization		$(524,688)
Addition - Asset		$2,026,463
ROU Asset	July 31, 2022	$2,436,035

Lease Liability	July 31, 2021	$934,260
Amortization		$(530,047)
Addition - Liability		$2,180,652
Lease Liability	July 31, 2022	$2,584,865

Lease Liability	Short term	$796,714
Lease Liability	Long term	$1,788,151
Lease Liability	Total:	$2,584,865

Operating lease cost:	$720,383

Cash paid for amounts included in the measurement of lease labilities

Operating cashflow from operating leases:	$720,383

Weighted-average remain lease term-operating lease:	4.2 years

Weighted-average discount rate	5.0%

The future minimum lease payment under the operating leases are as follows:

Period Ending	Lease
July 31,	Payments
2023	777,464
2024	650,734
2025	603,439
2026	431,377
2027	176,771
Total:	$2,639,785

NOTE 14 – EQUIPMENT FINANCING

The Company entered into a financing agreement for equipment purchased. Under the term of the agreement, assets with a cost of approximately $62,263, were financed under a financing agreement as of June 2022. The equipment financing is net of costs associated with the assets such as maintenance, insurance and property taxes are for the account of the Company. The equipment financing agreement is for 38 months, with the first payments starting July 1, 2022, and monthly principal and interest payments of $1,820. The interest rate under the financing agreement is at 5.0% per annum.

The future payments under the equipment financing agreements are as follows:

Year	Amount
2023	$21,566
2024	21,835
2025	21,835
2026	1,820
Total future payments:	$67,056
Less: amounts representing interest	4,793
Present value of net minimum equipment financing payments	$62,263
Less current maturities	20,638
Long-term equipment financing obligation	$41,625
Lease cost:
Amortization of ROU assets	$19,920
Interest on lease liabilities	2,599
Cash paid for amounts included in the measurement of lease liabilities:
Operating cashflow from equipment financing:	$2,599
Financing cashflow from equipment financing:	19,920
Weighted-average remaining lease term - equipment financing:	3.1 years
Weighted-average discount rate	5.0%

NOTE 15 – BUSINESS ACQUISITIONS

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

The aggregate purchase price for the Purchased Assets was $5,800,000, subject to adjustment as provided in the Purchase Agreement (the “Purchase Price”), after all adjustments, the net Purchase Price was $5,700,000. An amount of $4,100,000 in cash, subject to a Net Working Capital Adjustment as defined in the Purchase Agreement, was paid by Shift8 on the Closing Date. Included within the $4.1 million cash payment were amounts paid by Shift8 directly to creditors of the Seller as set forth in payoff letters. An additional $600,000 (the “Earn-out Amount”) was retained by Shift8 at the Closing and will be paid to Seller in accordance with the Purchase Agreement. An additional $100,000 (the “Holdback Amount”) was retained by Shift8 at the Closing and will be paid to Seller in accordance with the Purchase Agreement. Finally, $1,000,000 (the “Share Payment”) will be paid by Shift8 to Seller by issuance of restricted shares of the Company’s common stock to the Owners. On September 1, 2022, the Company and Sellers amended the Asset Purchase Agreement. In accordance with the amended agreement, the Share Payment will be made via the issuance of shares on the earlier of (i) the effective date of that certain Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on August 11, 2021 (in which case the stock will be valued at the price set forth in the prospectus that is a part of such Registration Statement, without underwriter discounts) and (ii) April 30, 2023 (in which case the stock will be valued at the average of the last transaction price on the OTCQB for each of the 10 trading days immediately preceding such issuance date). At closing, the Company recorded $1,000,000 as an acquisition payable.

In addition, the Company incurred approximately $276,000 in costs associated with the Skynet Asset acquisition. These included legal, regulatory and accounting costs which were expensed during the year ended July 31, 2022.

As part of the acquisitions of Skynet’s assets, the Company secured an office lease, with monthly base lease payment of $3,909 from July 1, 2021, through June 30, 2022, and a monthly base lease payment of $4,027 from July 1, 2022, through September 30, 2022. The lease expires in September 2022, and at the option of the Company, the lease can be extended for a period of five years, with a base rent at the prevailing market rate at the time of the renewal. In May 2022, the lease was modified; refer to Note 13 of the Consolidated Financial Statements.

Next Level Internet Equity Purchase Agreement

On February 4, 2022, the Company, T3 Communications, Inc., a controlled subsidiary of the Company (“T3”) and the two owners of NLI (the “Sellers”), entered into and closed on an Equity Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, T3 bought all of the equity interests in NLI from the Sellers. NLI is engaged in the business of providing cloud based Unified Communications as a Service, collaboration, contact center, managed connectivity and other voice and data services to small, medium, and large enterprises.

The aggregate purchase price was $13.042 million consisting of: (i) $8.9 million in cash which includes payoff of certain indebtedness held at closing by Next Level and certain transaction expenses; (ii) unsecured promissory notes in the aggregate principal amount of $2 million issued by T3 to the Sellers (the “Unsecured Notes”) with such notes payable in eight equal quarterly installments in the aggregate amount of $250,000 each starting on June 15, 2022 through and including March 16, 2024. With a base annual interest rate of 0% and a default annual interest rate of 18%. The amount owed is subject to change based on certain revenue milestones needing to be met by NLI; and (iii) unsecured convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $2 million issued by T3 to the Sellers with such notes payable in eight equal quarterly installments in the aggregate amount of $250,000 each starting on July 31, 2022 through and including January 31, 2024 with a base annual interest rate of 0% and a default annual interest rate of 18%. The Sellers have a one-time right to convert all or a portion of the Convertible Notes commencing on the six-month anniversary of the notes being issued and ending 30 days after such six-month anniversary. If the Sellers elect to convert the notes, T3 is required to make an additional payment of $500,000. The Sellers’ right to convert the notes has expired as of the date of this report. The conversion price is the volume weighted average price per share for the ten (10) consecutive trading days immediately preceding the date on which a conversion notice is received by T3.

T3 paid $8.69 million in cash to the Sellers on the closing date of February 4, 2022.

In addition, 120 days after the closing of the transaction, T3 will pay the Sellers the amount by which net working capital deficit is better than $2.16 million or the Sellers will pay T3 the amount by which net working capital deficit is worse than $2.36 million. As of July 31, 2022, the Company and the sellers agreed that there’s no purchase price adjustment required.

In addition, the Company incurred approximately $845,000 in costs associated with the Next Level Internet Acquisition. These included legal, regulatory, and accounting, cost which were expensed during the year ended July 31, 2022.

As part of the acquisition of NLI, the Company secured an office lease, with a monthly base lease payment of $30,222. The lease expires on March 11, 2026. At the option of the Company, the lease can be extended for two additional five-year terms, with a base rent at the prevailing market rate at the time of the renewal.

The total purchase price for Skynet and Next Level Internet were $5,700,000 and $13,042,000, respectively. The acquisitions were accounted for under the purchase method of accounting, with Digerati identified as the acquirer. Under the purchase method of accounting, the aggregate amount of consideration assumed by Digerati was allocated to customer contracts acquired and other intangible assets based on their estimated fair values as of acquisition dates. Allocation of the purchase price is based on the final assessment by management.

The following table summarizes the breakdown of intangible assets acquired in connection with the acquisitions.

	Skynet	Next Level Internet	Total
		(in thousands)
Cash	$-	$171	$171
Accounts receivable, net	98	469	567
Current Assets	44	69	113
Intangible assets and Goodwill	5,744	19,079	24,823
Property and Equipment, net	16	2,549	2,565
Total other current assets	50	16	66
Total identifiable assets	$5,952	$22,353	$28,305
Less: Liabilities assumed	252	9,311	9,563
Total Purchase price, net	$5,700	$13,042	$18,742

The following table summarizes the cost of intangible assets related to the acquisition:

	Skynet	Next Level Internet	Total	Useful Life
		(in thousands)		(in Years)
Trade Names and Trademarks	$820	$2,050	$2,870	7 - 10
Customer Relationships	2,228	3,337	5,565	7 - 10
Non-Compete Agreement	170	470	640	2
Goodwill	2,526	13,222	15,748	-
Total intangible assets	$5,744	$19,079	$24,823

Proforma

The following are the unaudited proforma consolidated results of operations for both acquisitions for the years ended July 31, 2022, and 2021 as if the acquisitions occurred on August 1, 2020. The proforma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on August 1, 2020, or of results that may occur in the future.

	(In thousands)
	For the Years ended July 31,
	2022		2021
	Reported	Proforma	Reported	Proforma
Revenue	$24,154	$33,028	$12,416	$28,747
Income (loss) from operations	(3,676)	(3,070)	(2,398)	(2,062)
Net income (loss)	$(8,032)	$(7,441)	$(16,703)	$(16,121)
Earnings (loss) per common share-Basic and Diluted	$(0.05)	$(0.05)	$(0.13)	$(0.12)

NOTE 16 –PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

In March 2019, the Company’s Board of Directors designated and authorized the issuance up to 1,500,000 shares of the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock has a par value of $0.001 per share and a stated value equal to one dollar ($1.00) (the “Stated Value”) and are entitled to a dividend at an annual rate of eight percent (8%) per share. The Company had 225,000 shares of the Convertible Series A Convertible Preferred Stock outstanding as of July 31, 2022. During the year ended in July 31, 2022, the Company declared a dividend of $19,000 and had $55,934 as accumulated dividends as of July 31, 2022.

The “Conversion Price” at which shares of Common Stock shall be issuable upon conversion of any shares of Series A Convertible Preferred Stock shall be $0.30 per share.

On May 24, 2022, the Company filed a Certificate of Correction with the Nevada Secretary of State with regard to the Company’s Series A Convertible Preferred Stock Certificate of Designation originally filed in August 2020.

The Certificate of Correction was filed to correct, among other provisions, certain dates, to correct the Series A Convertible Preferred Stock’s initial conversion price (it is $0.30, and the conversion price is not related to any offering), the date that dividends commenced being paid, to correct the mandatory conversion provisions (with such provision not related to a listing of the Common Stock on a national securities exchange).

During the year ended July 31, 2022, the Company evaluated Series A Convertible Preferred Stock and concluded that none of the mandatory conversion events occurred during the period and determined that the convertible shares were classified as equity instruments.

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

The Company had 425,442 shares of Series B Convertible Preferred Stock outstanding as of July 31, 2022, and 2021. No dividends are payable on the Series B Convertible Preferred Stock.

The terms of our Series B Convertible Preferred Stock allow for:

Mandatory Conversion. Upon (i) an up-listing of the Corporation’s Common Stock to Nasdaq or a US national securities exchange, (ii) an underwriting involving the sale of $5,000,000 or more of the Corporation’s Common Stock or Common Stock Equivalents (a “Material Underwriting”), (iii) the Corporation ceases to be a public corporation as the result of a going private transaction, (iv) the Corporation, directly or indirectly, effects any sale, lease, exclusive license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions (including a transaction involving the Corporation’s spin-off of its operating subsidiary, T3 Communications, Inc.), (v) any, direct or indirect, purchase offer, tender offer or exchange offer (whether by the Corporation or another Person) is completed pursuant to which holders of Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding Common Stock, (vi) the Corporation, directly or indirectly, in one or more related transactions, effects any reclassification, reorganization or recapitalization of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property, or (vii) the Corporation, directly or indirectly, in one or more related transactions, consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with another Person, other than an officer or director of the Company, whereby such other Person acquires more than 50% of the outstanding shares of Common Stock (not including any shares of Common Stock held by the other Person or other Persons making or party to, or associated or affiliated with the other Persons making or party to, such stock or share purchase agreement or other business combination), all shares of Series B Convertible Preferred Stock shall be automatically converted, without any further action by the holders of such shares and whether or not the certificates representing such shares are surrendered to the Corporation or its transfer agent, into the number of fully paid and nonassessable shares of Common Stock in an amount equal, following conversion, to 18% of the Corporation’s issued and outstanding shares of Common Stock. Each of (i)-(vii) above shall be hereafter referred to as a “Conversion Event” and the date of a Conversion Event shall be hereafter referred to as a “Conversion Date”. Upon any such mandatory conversion and the issuance of Conversion Shares further thereto, the shares of Series B Convertible Preferred Stock shall be deemed cancelled and of no further force or effect. A mandatory conversion is the only means by which Series B Convertible Preferred Stock is convertible as the shares of Series B Convertible Preferred Stock are not convertible at the option of the Holder. For purposes of the foregoing Conversion Events, conversion will be deemed to have taken place immediately prior to the Conversion Event. By way of example, if the Corporation engages in a Material Underwriting, the Series B Convertible Preferred Stock will be treated as having been converted immediately prior to the issuance of the securities in the Material Underwriting.

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

The Company had 55,400 shares of Convertible Series C Convertible Preferred Stock outstanding as of July 31, 2022, and 2021. No dividends are payable on the Convertible Series C Convertible Preferred Stock.

The terms of our Series C Convertible Preferred Stock allow for:

Automatic Conversion. Upon (i) an up-listing of the Corporation’s Common Stock to Nasdaq or a US national securities exchange, (ii) a financing or offering involving the sale of $5,000,000 or more of the Corporation’s Common Stock or Common Stock Equivalents (a “Material Financing”), (iii) the Corporation ceases to be a public corporation as the result of a going private transaction, (iv) the Corporation, directly or indirectly, effects any sale, lease, exclusive license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions (including a transaction involving the Corporation’s spin-off of its Nevada subsidiary, T3 Communications, Inc.), (v) any, direct or indirect, purchase offer, tender offer or exchange offer (whether by the Corporation or another Person) is completed pursuant to which holders of Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding Common Stock, (vi) the Corporation, directly or indirectly, in one or more related transactions, effects any reclassification, reorganization or recapitalization of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property, or (vii) the Corporation, directly or indirectly, in one or more related transactions, consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with another Person, other than an officer or director of the Company, whereby such other Person acquires more than 50% of the outstanding shares of Common Stock (not including any shares of Common Stock held by the other Person or other Persons making or party to, or associated or affiliated with the other Persons making or party to, such stock or share purchase agreement or other business combination), all issued shares of Series C Convertible Preferred Stock shall be automatically converted, without any further action by the holders of such shares and whether or not the certificates representing such shares are surrendered to the Corporation or its transfer agent, into the number of fully paid and nonassessable shares of Common Stock in an amount equal, following conversion, to 22% of the Corporation’s issued and outstanding shares of Common Stock. Each of (i)-(vii) above shall be hereafter referred to as a “Conversion Event” and the date of a Conversion Event shall be hereafter referred to as a “Conversion Date”. Upon any such mandatory conversion and the issuance of Conversion Shares further thereto, the shares of Series C Convertible Preferred Stock shall be deemed cancelled and of no further force or effect. A mandatory conversion is the only means by which Series C Convertible Preferred Stock is convertible as the shares of Series C Convertible Preferred Stock are not convertible at the option of the Holder. For purposes of the foregoing Conversion Events, conversion will be deemed to have taken place immediately prior to the Conversion Event. By way of example, if the Corporation engages in a Material Financing, the Series C Convertible Preferred Stock will be treated as having been converted immediately prior to the issuance of the securities in the Material Underwriting.

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

The Company had 100 and 100 shares of the Series F Super Voting Preferred Stock outstanding as of July 31, 2022, and 2021. No dividends are payable on the Series F Super Voting Preferred Stock.

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

Conversion. No conversion rights apply to the Series F Preferred Stock.

NOTE 17 – EQUITY

During the year ended July 31, 2022, the Company issued the following shares of common stock:

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

On January 21, 2022, the Company secured two promissory notes for $460,000, with a maturity date of October 21, 2022, and annual interest rate of 8%. In conjunction with the promissory notes, we issued 600,000 shares of common stock. At the time of issuance, the Company recognized $60,892 as debt discount, and it will be amortized to interest expense during the term of the promissory notes.

On February 14, 2022, the Company entered into a note extension agreement, and as consideration for the extension, the Company issued 250,000 shares of common stock with a fair value of $34,150. In addition, the Company agreed to add $75,000 to the principal amount outstanding. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. The Company recognized a loss on extinguishment of debt for both the $75,000 increase in principal and $34,150 fair value of shares issued and charged the total $109,150 to interest expense at the time of the extension.

On July 1, 2022, the Company issued a total of 1,500,000 shares of common stock for the professional services provided by a consultant. At the time of issuance, the fair market value of the common stock issued was $125,250.

On July 26, 2022, the Company entered into a note extension agreement, and as consideration for the extension, the Company issued 300,000 shares of common stock with a fair value of $30,000. In addition, the Company agreed to add $50,000 to the principal amount outstanding. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. The Company recognized a loss on extinguishment of debt for both the $50,000 increase in principal and $30,000 fair value of shares issued and charged the total $80,000 to interest expense at the time of the extension.

On July 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $165,000, annual interest rate of 8% and a maturity date of April 27, 2023. After payment of transaction-related expenses and closing fees of $19,500, net proceeds to the Company from the Note totaled $100,000. Additionally, the Company recorded $19,500 as a discount to the Note which is amortized over the term of the note. In connection with the execution of the note, the Company issued 300,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $22,093 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

During the year ended July 31, 2021, the Company issued the following shares of common stock:

During the year ended July 31, 2021, we issued 21,275,629 shares of common stock for debt conversion and settlement of debt $428,375.

During the year ended July 31, 2021, we issued 4,250,000 shares of common stock for professional services with a fair market value of $222,950.

During the year ended July 31, 2021, we issued 1,000,000 shares of common stock for settlement of accounts payable with a fair market value of $60,500.

During the year ended July 31, 2021, we issued 7,858,820 shares to various employees as part of the Company’s Non-Standardized profit-sharing plan contribution and shares issued in lieu of cash compensation with a fair market value of $264,712.

During the year ended July 31, 2021, we issued 2,100,000 shares in conjunction with various promissory notes with a fair market value of $146,942.

During the year ended July 31, 2021, we issued 400,000 shares in conjunction with various extension agreements for promissory notes with a fair market value of $58,760.

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

During the year ended July 31, 2021, we issued 17,965 shares of Series B Convertible Preferred Stock for payment of debt of $17,965.

NOTE 18 – SUBSEQUENT EVENTS

MEOA Business Combination

On August 30, 2022, Digerati entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Digerati, Minority Equality Opportunities Acquisition Inc., a Delaware corporation (“MEOA”), and Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MEOA (“Merger Sub”).

The Business Combination Agreement and the transactions contemplated thereby were approved by the board of directors of each of MEOA and Digerati.

The Business Combination Agreement provides, among other things, that Merger Sub will merge with and into Digerati, with Digerati as the surviving company in the merger and, after giving effect to such merger, Digerati shall be a wholly-owned subsidiary of MEOA (the “Merger”). In addition, MEOA will be renamed Digerati Holdings, Inc. The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”. Other capitalized terms used, but not defined, herein, shall have the respective meanings given to such terms in the Business Combination Agreement.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Effective Time, among other things: (i) each share of Digerati common stock outstanding as of immediately prior to the Effective Time will be exchanged for shares of MEOA common stock, par value $0.0001 per share (each, an “MEOA Share” and collectively, the “MEOA Shares”), based upon the exchange ratio set forth in the Business Combination Agreement (the “Exchange Ratio”); (ii) all vested and unvested stock options of Digerati will be assumed by MEOA and thereafter be settled or exercisable for MEOA Shares, as applicable, determined based on the Exchange Ratio; (iii) each warrant to purchase shares of Digerati common stock will be canceled in exchange for a warrant to purchase MEOA Shares determined based on the Exchange Ratio; (iv) any shares of the Series A Preferred Stock of Digerati outstanding as of the Effective Time will thereafter be convertible into a number of MEOA Shares determined by multiplying the number of shares of Digerati common stock into which such preferred shares would have been convertible immediately prior to the Effective Time by the Exchange Ratio; (v) certain convertible notes of Digerati issued following the signing of the Business Combination Agreement and outstanding as of the Effective Time will thereafter be convertible into a number of MEOA Shares determined by multiplying the number of shares of Digerati common stock into which such convertible notes would have been convertible immediately prior to the Effective Time by the Exchange Ratio; and (vi) each share of MEOA Class A common stock, par value $0.0001 per share (the “MEOA Class A Common Stock”), and each share of MEOA Class B common stock, par value $0.0001 per share (the “MEOA Class B Common Stock”), that is issued and outstanding immediately prior to the effective time shall become one MEOA Share following the consummation of the Business Combination.

The Business Combination is expected to close in the first calendar quarter of 2023, following the receipt of the required approval by the stockholders of MEOA and Digerati, approval by Nasdaq of MEOA’s initial listing application filed in connection with the Business Combination, and the fulfillment of other customary closing conditions.

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the closing, including, without limitation, (i) by the mutual written consent of MEOA and Digerati; (ii) by MEOA, subject to certain exceptions, if any of the representations or warranties made by Digerati are not true and correct or if Digerati fails to perform any of its covenants or agreements under the Business Combination Agreement (including an obligation to consummate the closing) such that certain conditions to our obligations could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) February 25, 2023 (the “Termination Date”); (iii) by Digerati, subject to certain exceptions, if any of the representations or warranties made by our company or Merger Sub are not true and correct or if MEOA or Merger Sub fails to perform any of its covenants or agreements under the Business Combination Agreement (including an obligation to consummate the closing) such that the condition to the obligations of Digerati could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) the Termination Date; (iv) by either MEOA or Digerati, if the closing does not occur on or prior to the Termination Date, unless the breach of any covenants or obligations under the Business Combination Agreement by the party seeking to terminate proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement; (v) by either MEOA or Digerati, if (A) any governmental entity shall have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Business Combination Agreement and such order or other action shall have become final and non-appealable; or (B) if the Required MEOA Stockholder Consent is not obtained; (vi) by MEOA, if (A) Digerati does not deliver, or cause to be delivered to MEOA a Transaction Support Agreement duly executed by certain Digerati stockholders or (B) the Digerati stockholders meeting has been held, has concluded, the Digerati stockholders have duly voted, and Digerati stockholder approval was not obtained; (vii) by MEOA, if Digerati does not deliver, or cause to be delivered, to MEOA a duly executed copy of the PRG Resolution Agreement on or prior to October 15, 2022. The parties are currently negotiating an extension to this deadline. There can be no assurance that an agreement on this matter will be reached; (viii) by Digerati, should MEOA not have timely taken such actions as are reasonably necessary to extend the period of time to complete an initial business combination for an additional period of three months from November 30, 2022; provided, that it shall be the obligation of Digerati to timely make the deposit into the Trust Account in connection with such extension, and Digerati shall not have a right to terminate the Business Combination Agreement as a result of Digerati’s failure to make such deposit; (ix) by MEOA should Digerati not deposit into the Trust Account in a timely manner the funds necessary to extend the period for our company to complete an initial business combination for an additional period of three months from November 30, 2022, in accordance with, and as required pursuant to, the Business Combination Agreement; and (x) by MEOA should: (A) Nasdaq not approve the initial listing application for the combined company with Nasdaq in connection with the Business Combination; (B) the combined company not have satisfied all applicable initial listing requirements of Nasdaq; or (C) the common stock of the combined company not have been approved for listing on Nasdaq prior to the date of the closing.

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement other than customary confidentiality obligations, except in the case of a willful breach of any covenant or agreement under the Business Combination Agreement or fraud, provided, that (A) if MEOA terminates the Business Combination Agreement pursuant to clauses (ii), (vi), (vii) or (viii) of the preceding paragraph, Digerati shall pay to MEOA, promptly following such termination, and in any event within not less than five business days following delivery of notice of termination, a termination fee in the amount of $2,000,000, (B) if Digerati terminates the Business Combination Agreement pursuant to clauses (iii) or (ix) of the preceding paragraph, MEOA shall pay to Digerati promptly following such termination, and in any event within not less than five business days following delivery of notice of termination, a termination fee in the amount of $2,000,000 and (C) in the event of a termination by MEOA pursuant to clauses (ix) or (x) of the preceding paragraph, Digerati shall pay to MEOA, promptly following such termination, and in any event within not less than five business days following delivery of notice of termination, a termination fee in the amount of $1,265,000.

Convertible Notes Extensions

On various dates in August, September and October 2022, the Company entered into several note extension agreements and as consideration for the extensions, the Company issued a total of 2,060,000 shares with a fair value of $252,340. The Company also agreed to add a total of $302,500 to the principal amounts owed to the noteholders.

Unsecured Convertible Promissory Notes payment

On September 5, 2022, the Company made a quarterly principal payment of $250,000 towards the NLI Unsecured Convertible Promissory Notes.

Convertible Promissory Notes & Equity Issuance

On various dates in September and October 2022, the Company entered into 2 convertible promissory notes with principal balances totaling $350,000 which are subject to annual interest of 8% and mature over a period ranging from 6 months to 1 year. The Company issued 150,000 shares of common stock with a fair market value of $20,145. The notes are convertible into shares of common stock at a conversion price equal to the greater of (i) $0.15 per share (the “Fixed Conversion Price”), or (ii) seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”).

One of the convertible promissory notes provided, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the qualified uplisting financing of over $4MM. If, no later than July 31, 2023, the Company shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the note will be adjusted to equal the lesser of (i) $0.10 per share; or (ii) seventy-five percent (75%) of the lowest VWAP in the preceding twenty (20) consecutive trading days.

In October 2022, the Company entered into a convertible promissory note with principal balances totaling $165,000 which is subject to annual interest of 8% and mature over a period of 9 months. The Company issued 300,000 shares of common stock with a fair market value of $45,000. The note is convertible at a conversion price equal to the greater of $0.10 or 25% discount to up-listing price of offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American.

Promissory Note Extension

On September 8, 2022, the holder of a promissory note for $50,000, originally secured on October 22, 2018, agreed to extend the maturity date until January 31, 2023, all other terms remained the same.

Promissory Note – related party

On October 4, 2022, the Company entered into a $150,000 promissory note, with the Company’s president, Derek Gietzen, with a maturity date of October 15, 2022, and annual interest rate of 11%. On October 17, 2022, the Company paid the total principal outstanding of $150,000, plus accrued interest.

Amendment to Forbearance Agreement

On October 17, 2022, T3 Nevada, and Post Road Group, agreed to Amend the Forbearance Agreement dated June 13, 2022, pursuant to an Amendment to Forbearance Agreement (the “Amendment”).

The Amendment was entered into because certain events of default related to both the Credit Agreement and the Joinder that had occurred prior to the parties’ entering into the Forbearance Agreement were continuing (the “Prior Existing Defaults”), certain additional events of default related to the Credit Agreement had occurred since the date of the Forbearance Agreement (the “Additional Existing Defaults”), and the parties anticipated that additional events of default with respect to the Credit Agreement will occur (the “Anticipated Defaults”).

The Additional Existing Defaults related to financial covenants were failure to maintain a Senior Leverage Ratio (as defined in the Credit Agreement) of less than 4.06 to 1.00 for the fiscal quarter ended July 31, 2022, and failure to maintain Minimum Liquidity (as defined in the Credit Agreement) of $2.0 million for the fiscal quarter ended July 31, 2022. The Anticipated Defaults related to financial covenants are failure to maintain a Senior Leverage Ratio of less than 4.05 to 1.00 for the fiscal quarter ending October 31, 2022, and failure to maintain Minimum Liquidity of $2.0 million for the fiscal quarter ending October 31, 2022.

The Additional Existing Defaults and Anticipated Defaults unrelated to financial covenants relate to the Loan Parties’ failure to deliver a compliance certificate for the fiscal quarter ended July 31, 2022, and ending October 31, 2022, respectively and, with respect to the Additional Existing Defaults, to timely deliver an executed copy of an amendment to a lease agreement.

Pursuant to the Amendment, Post Road agreed to forbear through the Amended Forbearance Period (as defined below) from (i) exercising its rights and remedies with regard to the Prior Existing Defaults, the Additional Existing Defaults, and the Anticipated Defaults and (ii) requiring compliance with the financial covenants set forth in Section 11.12 of the Credit Agreement. The “Amended Forbearance Period” is from June 13, 2022, through the earlier of (a) November 15, 2022, (b) the date on which any other event of default not enumerated in the Amendment occurs or is deemed to have occurred, or (c) the date of any failure of any Loan Party to comply with any term, condition, or provision of the Forbearance Agreement as amended by the Amendment. The Amendment does not constitute a waiver of the defaults enumerated therein nor does it impair the ability of Post Road to exercise its rights and remedies after the expiration of the Amended Forbearance Period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2022.

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

As of July 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report; such internal controls and procedures were not effective based on the COSO criteria. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our internal statements as of July 31, 2022.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following:

(1)	We plan to create a position to segregate duties consistent with controls objectives and to increase our personnel resources and technical accounting expertise within the accounting function. In addition, we intend to improve the supervision and training of our accounting personnel.

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

ITEM 9B. OTHER INFORMATION.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains the name, age of our Directors and executive officers as of July 31, 2022.

Name	Age	Position Held	Held Office Since
Arthur L. Smith	57	President, Chief Executive Officer & Director	2003
Craig K. Clement	64	Executive Chairman of the Board	2014
Maxwell A. Polinsky	64	Director	2014
Antonio Estrada Jr.	47	Chief Financial Officer	2007

Arthur L. Smith (57) is our Chief Executive Officer and a Director. Mr. Smith resigned as the Company’s President on October 3, 2022. Mr. Smith has over 25 years of specialized experience in the telecommunications, technology, and oil and gas industries.  As the founder of Digerati, formerly known as ATSI Communications, Inc. (“ATSI”), he led the Company’s start-up operation focused on the USA – Mexico telecommunications corridor to over US$65 million in annual revenue and a listing on the American Stock Exchange that resulted in a market value of over US$450 million. Between 1999 and 2009, ATSI was a three-time recipient of Deloitte and Touche’s Fast 500 Award for recognition as one of the 500 fastest growing technology companies in North America.  As CEO of ATSI, Mr. Smith also co-founded the Company’s highly successful Internet software subsidiary, GlobalSCAPE, Inc., in 1996. As Chairman of the Board of GlobalSCAPE, he led the Company’s strategic and business development efforts from inception through its growth strategy that resulted in a listing on a public stock exchange and the subsequent sale of ATSI’s ownership to private investors in June 2002.  Mr. Smith is currently President and CEO of the Company’s cloud communications subsidiary, T3 Communications, Inc. (a Nevada corporation).

Craig K. Clement (64) is the Executive Chairman of Digerati Technologies. Craig has over thirty-five years of executive and director experience with Technology (telecom, Internet software) and Oil Exploration and Production (E&P) entities where he has been responsible for asset management, acquisitions and divestitures, strategic and tactical planning, financial operations, corporate finance, legal, transaction structuring, business development, and investor relations. He assisted in the growth of a San Antonio-based telecom provider from 10 employees to 500, achieving a public market valuation of US$500 million. Craig was the founding CEO of GlobalSCAPE, Inc., and was the former COO of XPEL, Inc. Craig was also the former Chairman of the South Texas Regional Center for Innovation and Commercialization, which screened and supported entrepreneurs through the Texas Emerging Technology Fund managed by the Texas Governor’s office, which invested more than $350 million in Texas-based technology start-ups.

Maxwell A. Polinsky (64) is a Director. Mr. Polinsky is currently the President, CFO and a Director of Winston Gold Corp, a Canadian-based mineral exploration company that is traded on the CSE Exchange, and a principal in Venbanc Investment and Management Group Inc., an investment and merchant bank he co-founded in 1994. From 2009 to 2011, Mr. Polinsky was the Chief Financial Officer and a director of RX Exploration Inc., a company that successfully re opened the previous old historic Drumlummon gold mine in Montana. Mr. Polinsky also served as a director of Nerium Biotechnology from 2006 to 2010, XPEL, Inc. from 2003 to 2009, and Nighthawk Systems from 2001 to 2007 and Cougar Minerals from 2012 to 2014. Mr. Polinsky holds a Bachelor of Commerce degree from the University of Manitoba.

Antonio Estrada Jr. (47) is our Chief Financial Officer and Treasurer. Mr. Estrada is a seasoned financial executive with over 23 years of experience in the telecommunications and oil and gas industries. Mr. Estrada’s vast experience includes financial reporting and modeling, strategic planning, grant writing, and cash management. Mr. Estrada served as the Sr. VP of Finance and Corporate Controller of Digerati, formerly known as ATSI Communications, Inc., from 2008 to 2013. From 1999 to 2008, Mr. Estrada served in various roles within ATSI, including International Accounting Manager, Treasurer, Internal Auditor, and Controller. Mr. Estrada graduated from the University of Texas at San Antonio, with a Bachelor of Business Administration, with a concentration in Accounting.

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

Code of Ethics

We adopted an Executive Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer, President, Controller, and other members of our management team. The Executive Code of Ethics may be viewed on our Website, www.digerati-inc.com. A copy of the Executive Code of Ethics will be provided without charge upon written request to Digerati Technologies, Inc., 8023 Vantage Dr., Suite 660, San Antonio, Texas 78230.

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

The stockholder’s recommendation and information described above must be sent to us at 8023 Vantage Dr., Suite 660, San Antonio, Texas 78230.

Audit Committee and Audit Committee Financial Expert

We do not have an audit or other committee of our Board of Directors that performs equivalent functions. Our Board of Directors performs all functions of the audit committee. Mr. Maxwell A. Polinsky served as the Audit Committee Financial Expert during the year ended July 31, 2022.

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

Arthur L. Smith serves as our President and Chief Executive Officer. On February 14, 2019, the Company entered into an employment agreement with Mr. Smith, the annual salary was approved by the Board of Directors to be set at $200,000. In addition, the Board of Directors during FY 2015 approved the reimbursement of monthly expenses up to $1,667. Below are other compensation and benefits for Mr. Smith in accordance with the employment agreement:

(1) Stock Grant. In fiscal year 2019, Employee received at the execution of the employment Agreement 450,000 shares of common stock. The Stock Grant vested during FY 2022 upon the Company achieving $15 million in annualized revenue.

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

(4) Signing Bonus Stock Options. In fiscal year 2019, Employee received 585,000 stock options as of the effective date of the Employment Agreement. The stock options have already vested.

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

Antonio Estrada Jr. serves as our Chief Financial Officer. On February 14, 2019, the Company entered into an employment agreement with Mr. Estrada, the annual salary was approved by the Board of Directors to be set at $185,000. In addition, the Board of Directors during FY 2015 approved the reimbursement of monthly expenses up to $1,667. Below are other compensation and benefits for Mr. Estrada in accordance with the employment agreement:

(1) Stock Grant. In fiscal year 2019, Employee received at the execution of the Employment Agreement 350,000 shares of common stock. The Stock Grant vested during FY2022 upon the Company achieving $15 million in annualized revenue.

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

(4) Signing Bonus Stock Options. In fiscal year 2019, Employee received 520,000 stock options as of the effective date of this Employment Agreement. The stock options have already vested.

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

Craig K. Clement serves as our Executive Chairman of the Board. On February 14, 2019, the Company entered into an employment agreement with Mr. Clement, the annual salary was approved by the Board of Directors to be set at $210,000. During FY 2020 the Board of Directors approved the issuance of common stock in lieu of cash compensation equivalents up to 50% of Mr. Clement’s annual salary. No other cash compensation is presently being paid to Mr. Clement.

Below are other compensation and benefits for Mr. Clement in accordance with the employment agreement:

(1) Stock Grant. In fiscal year 2019, Employee received at the execution of the Employment Agreement 550,000 shares of common stock. The Stock Grant vested during FY 2022 upon the Company achieving $15 million in annualized revenue.

(2) The Employee will receive a one-time cash bonus of $100,000 upon the Company’s common shares reaching a $4.00 trading price per share for l0 consecutive trading days. The $4.00 trading price per share will be adjusted for any forward or reverse split of the Company’s stock. The Employee may elect to receive common stock in the Company in lieu of a cash payment for the share price bonus or apply the bonus towards the exercise of vested stock options in a cash-less transaction.

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

(4) Signing Bonus Stock Options. In fiscal year 2019, employee received 620,000 stock options as of the effective date of the Employment Agreement. The stock options have already vested.

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

Executive Compensation

The following table sets forth the compensation paid to each of our principal executive officers (the “Named Executive Officers”) during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	All Other Compensation ($)	Total ($)

Arthur L. Smith	2022	$221,641	$352,154	$-0-	$-0-	$-0-	$573,795
President (through October 3, 2022), Chief Executive Officer & Director	2021	$460,435	$60,000	$56,033	$51,922	$-0-	$628,390

Antonio Estrada Jr.	2022	$206,641	$176,077	$-0-	$-0-	$-0-	$382,718
Chief Financial Officer	2021	$350,177	$60,000	$56,033	$46,153	$-0-	$512,363

Craig K. Clement	2022	$193,238	$-0-	$-0-	$-0-	$-0-	$193,238
Chairman of the Board	2021	$235,219	$-0-	$56,033	$-0-	$-0-	$291,252

(1)	During the year ended July 31, 2021, Digerati issued Convertible Preferred Series C Shares in lieu of cash compensation to Mr. Smith and Mr. Estrada with a value of $164,618 and $82,309, respectively, as a stipend for completing the acquisitions in November 2020. In addition, during the year ended July 31, 2021, the Company issued Convertible Preferred Series C shares in lieu of cash compensation for accrued wages to Mr. Smith, Mr. Estrada and Mr. Clement with a value of $124,666, $111,683 and $70,734, respectively.

(2)	During the year ended July 31, 2022, the Company accrued compensation to Mr. Smith and Mr. Estrada with a value of $352,154 and $176,077, respectively, as a stipend for completing the acquisitions in December 2021 and February 2022. The Company anticipates paying for this incentive compensation during FY2023. During the year ended July 31, 2021, the Board of Directors approved the pay-out of a stipend of $60,000 each to Mr. Smith and Mr. Estrada.

(3)	During the year ended July 31, 2021, Digerati issued common shares to its Executive Officers as part of the Company’s profit-sharing plan contribution.

(4)	During the year ended July 31, 2021, Digerati issued 1,700,000 options to its Executive Officers to acquire common shares at an exercise price of $0.062. The fair value at the time of issuance of the common shares issued to Mr. Smith and Mr. Estrada were $51,922 and $46,153, respectively. The options vest ratably on a monthly basis through November 17, 2023. During the year ended July 31, 2022, Digerati did not issue any options to its Executive Officers.

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

OUTSTANDING EQUITY AWARDS AS OF JULY 31, 2022

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Arthur L. Smith	350,000	550,000	$0.042	11/17/2025	-	-
	300,000	-	$0.240	11/21/2021	-	-
	300,000	-	$0.350	12/01/2022	-	-
	585,000	-	$0.190	02/14/2024	450,000	$85,500

Antonio Estrada Jr.	311,111	488,889	$0.042	11/17/2025	-	-
	300,000	-	$0.240	11/21/2021	-	-
	300,000	-	$0.350	12/01/2022	-	-
	520,000	-	$0.190	02/14/2024	350,000	$66,500

Craig K. Clement	300,000	-	$0.240	11/21/2021	-	-
	300,000	-	$0.350	12/01/2022	-	-
	620,000	-	$0.190	02/14/2024	550,000	$104,500

(1)	During the year ended July 31, 2022, Digerati did not issue any options to its Executive Officers.

(2)	During the years ended July 31, 2022, and July 31, 2021, Digerati did not issue any stock grants to its Executive Officers. During the year ended July 31, 2019, Digerati issued a stock grant of 1,350,000 shares of common stock to the Executive Officers, with a market value at time of issuance of $256,500. The stock grant vested during FY 2022 upon the Company achieving $15 million in annualized revenue.

(3)	During the year ended July 31, 2021, Digerati issued 1,700,000 options to its Executive Officers to acquire common shares at an exercise price of $0.042 and a fair value at the time issuance of $98,075. The options vest ratably on a monthly basis through November 17, 2023. During the year ended July 31, 2020, Digerati did not issue any options to its Executive Officers.

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

The following sets forth information as of October 20, 2022, regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officers as a group.

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

Name of Beneficial Owner	Common Shares Owned Votes	Vested Warrants and Options (1)	Total Beneficial Ownership	% Of Class (2)	Held via Warrant (3)	Shares of Series F Super Voting Preferred Stock (4)	Votes from Series F Super Voting Preferred Stock (4)	Total Votes (5)	% Of Total Votes
5% HOLDERS
Post Road Special Opportunity Fund II LP	-	-	-	-	34,778,273	-	-	-	0.00%
Post Road Special Opportunity Fund II Offshore LP	-	-	-	-	11,174,485	-	-	-	0.00%
INDIVIDUAL OFFICERS AND DIRECTORS
Arthur L. Smith	11,453,804	1,735,000	13,188,804	9.04%	-	34	49,334,914	60,788,718	21.02%
President, Chief Executive Officer
Director
Antonio Estrada Jr.	10,087,936	1,608,889	11,696,825	8.03%	-	33	47,883,887	57,971,823	20.05%
Chief Financial Officer
Craig k. Clement	9,735,794	1,220,000	10,955,794	7.54%	-	33	47,883,887	57,619,681	19.92%
Chairman of the Board
Maxwell A. Polinsky	81,594	755,555	837,149	*	-	-	-	81,594	*
Director

ALL OFFICERS, DIRECTORS AND BENEFICIAL OWNERS AS A GROUP	31,359,128	5,319,444	36,678,572	24.61%	-	100	145,102,688	176,461,816	60.99%

*	Less than 1%

(1)	Based on 5,211,111 vested stock options as of the Record Date for all officers, directors, and beneficial owners.

(2)	Based on 144,102,687 shares of Common Stock outstanding as of October 20,2022, and 5,211,111 vested stock options as of October 20, 2022, for all officers, directors, and beneficial owners.

(3)	Represents twenty-five percent (25%) of the Company’s shares that are currently outstanding including the shares issuable to Post Road Special Opportunity Fund II LP (the “PRG Fund”) and Post Road Special Opportunity Fund II Offshore LP (the “PRF Offshore Fund”) pursuant to the exercise of the warrant first issued to the PRG Fund on November 17, 2020. The 107,701,179 warrant shares that PRG Fund reported it owned in the Schedule 13D it filed on November 27, 2020 (as amended on March 17, 2021 to reflect a transfer of 24.32% of the warrant to the PRF Offshore Fund as a result of which a new warrant was issued (the “New Warrant”) for the other 75.68% of the original warrant and as amended on July 13, 2021 to reflect a transfer of 13.19% of the New Warrant to the PRF Offshore Fund. The PRG Fund owns a warrant for 65.7% of the original amount and the PRF Offshore Fund owns a warrant for 34.3% of the original amount) represents twenty-five percent (25%) of the total shares of Common Stock, calculated on a fully diluted basis, which assumes future share issuances that are not certain or not yet contractually obligated to be issued. In addition, twenty-five percent (25%) of the 107,701,179 warrant shares are not yet vested and subject to forfeiture if the Company achieves certain performance targets which, if achieved, would result in the warrant being exercisable into twenty percent (20%) of the Common Stock, calculated on a fully-diluted basis as described above. If the minority stockholders of T3 Nevada convert their T3 Nevada shares into shares of the Common Stock, the number of shares into which the warrant may be exercised would also be decreased such that, if the Company also achieves certain performance targets, the warrant would be exercisable into fifteen percent (15%) of the Common Stock, calculated on a fully-diluted basis as described above. T3 Nevada’s minority stockholders have an obligation to (and may not otherwise) convert their T3 Nevada shares into shares of the Common Stock upon being asked to do so by the Company at any time after our Common Stock has a current market price of $1.50 or more per share for 20 consecutive trading days.

(4)	Holder of the Series F Preferred Stock shall be entitled to vote on all matters subject to a vote or written consent of the holders of the Corporation’s Common Stock, and on all such matters, the shares of Series F Preferred Stock shall be entitled to that number of votes equal to the number of votes that all issued and outstanding shares of Common Stock and all other securities of the Corporation are entitled to, as of any such date of determination, on a fully diluted basis, plus one million (1,000,000) votes.

(5)	Total Votes excludes 5,211,111 vested stock options as of October 20, 2022, for all officers, directors, and beneficial owners.

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

During the years ended July 31, 2022, and 2021, the Company provided VoIP Hosted and fiber services to a company owned by one of the Board members of T3 Communications, Inc., a Florida corporation, for $194,547 and $175,606, respectively. In addition, the Company also leases a Colocation facility from a company owned by a board member of T3 Communications Inc. For the years ended July 31, 2022, and 2021, the Company paid $157,935 and $88,143, respectively.

On November 17, 2020, as a result of the of the acquisition of ActiveServe’s asset, the two sellers became related parties as they continued to be involved as consultants to manage the customer relationship, the Company paid on an annual basis $90,000 to each of the consultants. These agreements expired as of January 17, 2022, and the parties agreed not to extend. As of July 31, 2022, there’s no balance outstanding under the consulting agreements. In addition, part of the Purchase Price is payable in 8 equal quarterly payments to the sellers. During the year ended July 31, 2022, the Company paid $716,181 of the principal balance outstanding. On January 7, 2022, the Company recognized a reduction of $120,621 on the note balance due to the sellers not achieving certain requirement under the “Customer renewal Value”. As a result, the Company recognized a reduction of $120,621 in Goodwill associated with the ActiveServe asset acquisition. On July 31, 2022, the Company recognized a reduction of $24,989 on the note balance due to the sellers not achieving certain requirement under the monthly recurring revenue target. As a result, the Company recognized $24,989 in the Other Income/Expense section of the Consolidated Statement of Operations. The total principal outstanding on the notes as of July 31, 2022, and July 31, 2021, were $272,500 and $1,134,291, respectively.

On December 31, 2021, as a result of the of the acquisition of Skynet Telecom LLC’s assets, the two sellers became related parties as they continued to be involved as consultants for 12 months to manage the customer relationship, the Company will pay on an annual basis $100,000 to each of the consultants. Part of the Purchase Price of $600,000 (the “Earn-out Amount”) was retained by the Company at the Closing and will be paid to Seller in 6 equal quarterly payments. An additional $100,000 (the “Holdback Amount”) was retained by the Company at the Closing and will be paid to Seller in accordance with the Skynet Telecom LLC asset purchase agreement. During the year ended July 31, 2022, the Company paid $100,000 of the principal balance outstanding. The Company amortized $16,307 of debt discount as interest expense during the year ended July 31, 2022. The total principal outstanding on the notes as of July 31, 2022, was $560,314.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid to MaloneBailey, LLP during 2022 and 2021 for audit services rendered in connection with the audits and reviews of our consolidated financial statements.

Description of Fees	2022	2021

Audit Fees	$300,000	$203,500
Audit-Related Fees	18,000	145,440
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are exhibits to this report.

Number	Description
3.1	Second Amended and Restated Articles of Incorporation. (filed as Exhibit 3.1 to Form 8-K filed on April 29, 2021)
3.2	Second Amended and Restated Bylaws, effective as of January 13, 2015 (filed as Exhibit 3.1 to Form 8-K filed on January 21, 2015).
3.3	Certificate of Designation of Series A Convertible Preferred Stock (filed as Exhibit 3.4 to Form 10-K filed on October 29, 2020).
3.4	Certificate of Correction to the Series A Convertible Preferred Stock Certificate of Designation (filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on June 21, 2022).
3.5	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.5 to Form 10-K filed on October 29, 2020).
3.6	Certificate of Designation of Series C Convertible Preferred Stock (filed as Exhibit 3.6 to Form 10-K filed on October 29, 2020).
3.7	Certificate of Designation of Series F Super Voting Preferred Stock (filed as Exhibit 3.7 to Form 10-K filed on October 29, 2020).
4.1*	Convertible Promissory Note for $165,000 with Lucas Ventures, LLC dated July 27, 2022.
4.2*	Convertible Promissory Note for $75,000 with Tysadco Partners, LLC dated September 12, 2022.
4.3*	Convertible Promissory Note for $165,000 with Lucas Ventures, LLC dated October 3, 2022.
4.4*	Promissory Note for $150,000 with Derek and Thalia Gietzen dated October 4, 2022.
4.5*	Convertible Promissory Note for $275,000 with Platinum Point Capital, LLC dated October 10, 2022.
4.6*	Description of Securities
4.7	Warrant to Purchase Shares of Common Stock Issued to Post Road Administrative LLC, dated November 17, 2020. (filed as Exhibit 4.4 to Form 8-K filed with the SEC on November 23, 2020).
4.8	Amended and Restated Term Loan A Note, dated December 20, 2021 (filed as Exhibit 4.6 to the Form 10-Q filed with the SEC on March 17, 2022).
4.9

Term Loan C Note for $10,000,000 issued by T3 Communications, Inc. to Post Road Special Opportunity Fund II LP, dated February 4, 2022. (Filed as Exhibit 4.3 to the Form 8-K filed with the SEC on February 10, 2022).

4.10

Form of Unsecured Promissory Note for a Total of $2,000,000 issued by T3 Communications, Inc. to the Next Level Sellers, dated February 4,2022. (Filed as Exhibit 4.1 to the Form 8-K filed with the SEC on February 10, 2022).

4.11

Form of Unsecured Convertible Promissory Note for a Total of $2,000,000 by T3 Communications, Inc. to the Next Level Sellers, dated February 4, 2022. (Filed as Exhibit 4.2 to the Form 8-K filed with the SEC on February 10, 2022).

10.1+	Form of stock award agreement under the Company’s 2015 Stock Compensation Plan for grants to qualifying employees’ 401K Retirement Accounts (filed as Exhibit 10.7 to Form 8-K filed on January 21, 2015 (File No. 001-15687)).
10.2+	Employment Agreement between the Registrant and Craig K. Clement, dated as of February 14, 2019. (filed as Exhibit 10.1 to Form 10-Q filed with the SEC on March 18, 2019).
10.3+	Employment Agreement between the Registrant and Arthur L. Smith, dated as of February 14, 2019. (filed as Exhibit 10.2 to Form 10-Q filed with the SEC on March 18, 2019).
10.4+	Employment Agreement between the Registrant and Antonio Estrada Jr., dated as of February 14, 2019. (filed as Exhibit 10.3 to Form 10-Q filed with the SEC on March 18, 2019).
10.5*	Securities Purchase Agreement for $165,000 with Lucas Ventures, LLC dated July 27, 2022
10.6*	Securities Purchase Agreement for $165,000 with Lucas Ventures, LLC dated October 3, 2022
10.7*	Securities Purchase Agreement for $275,000 with Platinum Point Capital, LLC dated October 10, 2022
10.8

Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications, Post Road Administrative LLC, and Post Road Special Opportunity Fund II LP, dated November 17, 2020 (filed as Exhibit 10.2 to Form 8-K filed with the SEC on November 23, 2020).

10.9	Guaranty and Collateral Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications, And Post Road Administrative LLC, dated November 17, 2020 (filed as Exhibit 10.3 to Form 8-K filed with the SEC on November 23, 2020).
10.10	Pledge Agreement made by T3 Communications, Inc. in favor of Post Road Administrative LLC, dated November 17, 2020 (filed as Exhibit 10.4 to Form 8-K filed with the SEC on November 23, 2020).
10.11	Tag-Along Agreement by and among the Company’s Executives and Post Road, dated November 17, 2020 (filed as Exhibit 10.5 to Form 8-K filed with the SEC on November 23, 2020)
10.12	Board Observer Agreement by and between the Company and Post Road, dated November 17, 2020 (filed as Exhibit 10.6 to Form 8-K filed with the SEC on November 23, 2020)
10.13	First Amendment to Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications, Post Road Administrative LLC, and Post Road Special Opportunity Fund II LP, dated December 20, 2021 (filed as Exhibit 4.5 to the Form 10-Q filed with the SEC on March 17, 2022).
10.14	Joinder and Second Amendment to Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications (including Next Level Internet, Inc.), Post Road Administrative LLC, and Post Road Special Opportunity Fund II LP, dated February 4, 2022. (Filed as Exhibit 10.2 to the Form 8-K filed with the SEC on February 10, 2022).
10.15	Forbearance Agreement and Third Amendment to Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications (including Next Level Internet, Inc.), Post Road Administrative LLC, and Post Road Special Opportunity Fund II LP, dated June 13, 2022 (filed as Exhibit 10.3 to the Form 10-Q filed with the SEC on June 21, 2022).
10.16	Asset Purchase Agreement, dated December 31, 2021, by and between Skynet Telecom LLC, Shift8 Networks, Inc., Digerati Technologies, Inc, Paul Golibart, and Jerry Ou (filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 6, 2022).
10.17	Employment Agreement dated December 31, 2021, by and between Shift8 Networks, Inc. and Paul Golibart (filed as Exhibit 10.2 to the Form 8-K filed with the SEC on January 6, 2022).
10.18	Employment Agreement, dated December 31, 2021, by and between Shift8 Networks, Inc. and Jerry Ou (filed as Exhibit 10.3 to the Form 8-K filed with the SEC on January 6, 2022).
10.19	Equity Purchase Agreement by and among the Company, T3 Communications, Inc., and the Sellers of Next Level Internet, Inc. (Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on February 10, 2022).
21.1*	Subsidiary List
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

+	Management compensatory plan, contract, or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: October 31, 2022
	By:	/s/ Arthur L. Smith
Arthur L. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Arthur L. Smith	Principal Executive Officer	October 31, 2022
Arthur L. Smith

/s/ Antonio Estrada Jr.	Principal Accounting Officer	October 31, 2022
Antonio Estrada Jr.	Principal Finance Officer

/s/ Craig K. Clement	Director	October 31, 2022
Craig K. Clement

/s/ Maxwell A. Polinsky	Director	October 31, 2022
Maxwell A. Polinsky