Form 10-Q
period 2022-10-31
Digerati Technologies, Inc.
filed 2022-12-15
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 001-15687

DIGERATI TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	74-2849995
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8023 Vantage Dr, Suite
660 San Antonio, Texas	78216
(Address of Principal Executive Offices)	(Zip Code)

(210) 614-7240

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
147,164,390	Common Stock $0.001 par value	December 14, 2022

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2022

i

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2022, AND JULY 31, 2022 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2022, AND 2021 (UNAUDITED)

PAGE 3-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED OCTOBER 31, 2022, AND 2021 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2022, AND 2021 (UNAUDITED)

PAGES 6-36	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	October 31,	July 31,
	2022	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,048	$1,509
Accounts receivable, net	844	622
Prepaid and other current assets	649	383
Total current assets	2,541	2,514

LONG-TERM ASSETS:
Intangible assets, net	14,432	15,188
Goodwill	19,380	19,380
Property and equipment, net	1,558	1,647
Other assets	347	273
Investment in Itellum	185	185
Right-of-use assets	2,254	2,498
Total assets	$40,697	$41,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,665	$3,222
Accrued liabilities	9,149	9,627
Equipment financing	27	21
Convertible note payable, current, net of discount of $163 and $120, respectively	4,717	3,948
Note payable, current, related party, net of discount $30 and $40, respectively	626	833
Note payable, current, net of discount of $386 and $181, respectively	11,219	870
Acquisition payable	1,000	1,000
Deferred income	1,119	931
Derivative liability	13,664	10,588
Operating lease liability, current	651	797
Total current liabilities	45,837	31,837

LONG-TERM LIABILITIES:
Note payable, net of discount $0 and $313, respectively	23,460	33,335
Convertible note payable	250	500
Equipment financing	54	43
Operating lease liability, net of current portion	1,668	1,788
Total long-term liabilities	25,432	35,666

Total liabilities	71,269	67,503

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized Convertible Series A Preferred stock, $0.001, 1,500,000 shares designated, 200,000 and 225,000 issued and outstanding, respectively	-	-
Convertible Series B Preferred stock, $0.001, 1,000,000 shares designated, 425,442 and 425,442 issued and outstanding, respectively	-	-
Convertible Series C Preferred stock, $0.001, 1,000,000 shares designated, 55,400 and 55,400 issued and outstanding, respectively	-	-
Series F Super Voting Preferred stock, $0.001, 100 shares designated, 100 and 100 issued and outstanding, respectively	-	-
Common stock, $0.001, 500,000,000 shares authorized, 145,064,390 and 142,088,039 issued and outstanding, respectively (45,000,000 reserved in Treasury)	145	142
Additional paid in capital	89,875	89,487
Accumulated deficit	(118,377)	(113,393)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(28,356)	(23,763)
Noncontrolling interest	(2,216)	(2,055)
Total stockholders’ deficit	(30,572)	(25,818)
Total liabilities and stockholders’ deficit	$40,697	$41,685

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three months ended October 31,
	2022	2021
OPERATING REVENUES:
Cloud software and service revenue	$8,130	$3,777
Total operating revenues	8,130	3,777

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	2,851	1,490
Selling, general and administrative expense	4,141	1,788
Legal and professional fees	556	574
Bad debt expense	29	13
Depreciation and amortization expense	953	492
Total operating expenses	8,530	4,357

OPERATING LOSS	(400)	(580)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	(3,076)	4,433
Income tax benefit (expense)	(50)	(77)
Other income (expense)	446	(4)
Interest expense	(2,065)	(1,506)
Total other income (expense)	(4,745)	2,846

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(5,145)	2,266

Less: Net loss attributable to the noncontrolling interests	161	158

NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	(4,984)	2,424

Deemed dividend on Series A Convertible preferred stock	(4)	(5)

NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(4,988)	$2,419

INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.03)	$0.02

INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	143,067,151	138,719,017

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	143,067,151	250,723,611

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended October 31, 2022

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Preferred
	Convertible								Common
	Series A Shares	Par	Series B Shares	Par	Series C Shares	Par	Series F Shares	Par	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Stockholders Equity	Noncontrolling Interest	Totals
BALANCE, July 31, 2022	225,000	-	425,442	-	55,400	-	100	-	142,088,039	142	$89,487	$(113,393)	$1	$(23,763)	$(2,055)	$(25,818)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	23	-	-	23	-	23
Common stock issued for conversion of Series A Convertible Preferred stock	(25,000)	-	-	-	-	-	-	-	105,723	-	7	-	-	7	-	7
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	160,628	-	21	-	-	21	-	21
Common stock issued for debt extension	-	-	-	-	-	-	-	-	2,060,000	2	247	-	-	249	-	249
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	650,000	1	94	-	-	95	-	95
Dividends declared	-	-	-	-	-	-	-	-	-	-	(4)	-	-	(4)	-	(4)
Net Ioss	-	-	-	-	-	-	-	-	-	-	-	(4,984)	-	(4,984)	(161)	(5,145)
BALANCE, October 31, 2022	200,000	-	425,442	-	55,400	-	100	-	145,064,390	145	$89,875	$(118,377)	$1	$(28,356)	$(2,216)	$(30,572)

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended October 31, 2021

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Preferred
	Convertible								Common
	Series A Shares	Par	Series B Shares	Par	Series C Shares	Par	Series F Shares	Par	Shares	Par	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Stockholders’ Deficit	Noncontrolling Interest	Totals
BALANCE, July 31, 2021	225,000	-	425,442	-	55,400	-	100	-	138,538,039	$139	$89,100	$(105,380)	$1	$(16,140)	$(714)	$(16,854)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	24	-	-	24	-	24
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	600,000	-	38	-	-	38	-	38
Dividends declared	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net income	-	-	-	-	-	-	-	-	-	-	-	2,424	-	2,424	(158)	2,266
BALANCE, October 31, 2021	225,000	-	425,442	-	55,400	-	100	-	139,138,039	$139	$89,157	$(102,956)	$1	$(13,659)	$(872)	$(14,531)

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended October 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,145)	$2,266
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization expense	953	492
Stock compensation and warrant expense	23	24
Bad debt expense	29	13
Amortization of Right-of-use Assets	267	112
Amortization of debt discount	204	943
Loss (gain) on derivative liabilities	3,076	(4,433)
(Gain) on settlement of conversion premium on note(s)	(466)	-
Accrued interest added to principal	-	184
Debt extension fee charged to interest expense	303	-
Shares issued for debt extension charged to interest expense	249	-
Changes in operating assets and liabilities:
Accounts receivable	(251)	132
Prepaid expenses and other current assets	(266)	2
Inventory	-	11
Other Assets	(74)	-
Right-of-use operating lease liability	(280)	(112)
Accounts payable	442	282
Accrued expenses	(110)	130
Deferred income	188	(17)
Net cash (used in) provided by operating activities	(858)	29

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(108)	(29)
Net cash used in investing activities	(108)	(29)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from convertible debt, net of original issuance cost and discounts	957	300
Proceeds from the exercise of warrants	21	-
Borrowings from related party notes, net of original issuance cost and discounts	150	-
Principal payments on convertible debt, net	(250)	-
Principal payments on related party notes, net	(367)	(134)
Principal payment on equipment financing	(6)	(9)
Net cash provided by financing activities	505	157

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(461)	157
CASH AND CASH EQUIVALENTS, beginning of period	1,509	1,489

CASH AND CASH EQUIVALENTS, end of period	$1,048	$1,646

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$905	$355
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued interest rolled into principal	$365	$355
Stock issued with convertible debt - debt discount	$95	$38
Common Stock issued for the conversion of Series A Preferred Stock	$7	$-
Dividend declared	$4	$5

See accompanying notes to consolidated unaudited financial statements

DIGERATI TECHNOLOGIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. (“we” “us,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended July 31, 2022, contained in the Company’s Form 10-K filed on October 31, 2022 have been omitted.

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

	Three months ended October 31,
(in thousands, except per share data)	2022	2021
NUMERATOR:
NET INCOME (LOSS)	$(4,988)	$2,419

DENOMINATOR:
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	143,067,151	138,719,017
	$(0.03)	$0.02

	Three months ended October 31,
(in thousands, except per share data)	2022	2021
NUMERATOR:
NET INCOME (LOSS)	$(4,988)	$2,419
Less: adjustments to net income	$-	$(4,331)
NET INCOME (LOSS) - DILUTED SHARES OUTSTANDING CALCULATION	$(4,988)	$(1,912)

DENOMINATOR:
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	143,067,151	138,719,017
Warrants and Options to purchase common stock	-	100,731,026
Convertible Debt	-	11,273,568
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	143,067,151	250,723,611
LOSS PER COMMON SHARE - DILUTED	$(0.03)	$(0.01)

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive

	Three months ended October 31,
	2022	2021
Convertible Preferred Shares	57,501,882	56,405,216
Convertible Debt	37,963,920	11,966,667
Total	95,465,802	68,371,883

Treasury Shares

As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 45,000,000 treasury shares for consideration for future conversions and exercise of warrants, for convertible notes with fixed conversion price, notes with variable conversion feature with a floor and warrants with a conversion price floor. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of October 31, 2022, we believe that the treasury shares reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

Customers and Suppliers

We rely on various suppliers to provide services in connection with our VOIP and UCaaS offerings. Our customers include businesses in various industries including Healthcare, Banking, Financial Services, Legal, Real Estate, and Construction. We are not dependent upon any single supplier or customer.

During the three months ended October 31, 2022, and 2021, the Company did not derive revenues of 10% or more from any single customer.

As of October 31, 2022, and 2021, the Company did not have outstanding accounts receivable of 10% or more from any single customer.

Sources of revenue:

The Company recognizes cloud-based hosted services revenue, mainly from subscription services for its cloud telephony applications that includes hosted IP/PBX services, SIP trunking, call center applications, auto attendant, voice, and web conferencing, call recording, messaging, voicemail to email conversion, integrated mobility applications that are device and location agnostic, and other customized applications. Other services include enterprise-class data and connectivity solutions through multiple broadband technologies including cloud WAN or SD-WAN (Software-defined Wide Area Network), fiber, and Ethernet over copper. We also offer remote network monitoring, data backup and disaster recovery services. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

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

Product Revenue

The Company recognizes product revenue for telephony equipment at a point in time, when transfer of control has occurred, which is generally upon delivery. Sales returns are recorded as a reduction to revenue estimated based on historical data.

Disaggregation of Cloud-based hosted revenues.

Summary of disaggregated revenue is as follows (in thousands):

	For the Three Months ended October 31,
	2022	2021
Cloud software and service revenue	$8,076	$3,703
Product revenue	54	74
Total operating revenues	$8,130	$3,777

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of October 31, 2022, and July 31, 2022, were $5,988 and $6,701, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of October 31, 2022, and July 31, 2022, were $244,530 and $66,167, respectively.

Customer deposits

The Company in some instances requires customers to make deposits for last month of services, equipment, installation charges and training. As equipment is installed and training takes places the deposits are then applied to revenue. The deposit for the last month of services is applied to any outstanding balances if services are cancelled. If the customer’s account is paid in full, the Company will refund the full deposit in the month following service termination. As of October 31, 2022, and July 31, 2022, Digerati’s customer deposits balance was $873,518 and $864,345, respectively. The customer deposit balance is included as part of deferred income on the consolidated balance sheet.

Costs to Obtain a Customer Contract

Direct incremental costs of obtaining a contract, consisting of sales commissions, are deferred and amortized over the estimated life of the customer, which currently averages 36 months. The Company calculates the estimated life of the customer on an annual basis. The Company classifies deferred commissions as prepaid expenses or other noncurrent assets based on the timing of when it expects to recognize the expense. As of October 31, 2022, the Company has $317,358 in deferred commissions/contract costs. Sales commissions expensed for the three months ended October 31, 2022 and October 31, 2021, were $676,608 and $323,704, respectively. The cost to obtain customer contract balance is included as part of prepaid expenses on the consolidated balance sheet.

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

Our derivative liabilities as of October 31, 2022, and July 31, 2022, are approximately $13,664,035 and $10,587,717, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

		Fair value measurements at reporting date using.
		Quoted prices in active markets for identical liabilities	Significant other observable inputs	Significant unobservable inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Derivative liability at July 31, 2022	$10,587,717	-	-	$10,587,717

Derivative liability at October 31, 2022	$13,664,035	-	-	$13,664,035

The fair market value of all derivatives during the year ended July 31, 2022, was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	63.32% - 250.19%
Risk-free interest rate	0.03% - 2.98%
Expected term	0.05 - 9.50 years

The fair market value of all derivatives during the three months ended October 31, 2022, was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	86.37% - 230.15%
Risk-free interest rate	4.00% - 4.10%
Expected term	0.16 - 8.05 years

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2022	$10,587,717
Derivative loss	3,076,318
Balance at October 31, 2022	$13,664,035

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

For the three months ending October 31, 2022, and 2021, the Company accounted for a noncontrolling interest of $161,000 and $158,000, respectively. Additionally, one of the buyers serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

Recently issued accounting pronouncements.

Recent accounting pronouncements, other than below, issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not, or are not, believed by management to have a material effect on the Company’s present or future financial statements. In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this ASU on its financial statements.

NOTE 2 – GOING CONCERN

Financial Condition

The Company’s consolidated financial statements for the three months ending October 31, 2022, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, the Company has incurred net losses and accumulated a deficit of approximately $118,377,000, a working capital deficit of approximately $43,296,000 which raise substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Management believes that available resources as of October 31, 2022, will not be sufficient to fund the Company’s operations and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2023 certain members of our management team will continue to receive a portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to adopt best practices from or recent acquisitions and invest in a marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers and channel partners to tap into new sources of revenue streams; and we have also secured numerous agent agreements through our recent acquisitions that we anticipate will accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees.

Our cash requirements to meet our interest payments to Post Road, capital expenditure needs, and operational cash flow needs over the next 18 months are estimated to be approximately $3,500,000. The Company anticipates issuing additional equity or entered into additional Convertible Notes to secure the funding required to meet these cash needs. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, the Company may not be able to meet its interest payments, capital expenditures and operational needs. As a result, the Company will be required to negotiate with its lender the terms of the current financing agreements, in addition to postponing the timing of deployment of its capital expenditures and extending the timing of the operational cash needs.

The Credit Agreement contains customary representations, warranties, and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operation of the business and properties of the loan parties as well as financial performance. Below are key covenants requirements, (measured quarterly) as of October 31, 2022:

●	Maximum Allowed - Senior Leverage Ratio of 4.05 to 1.00

●	Minimum Allowed - EBITDA of $3,771,629

●	Minimum Allowed - Liquidity of $2,000,000

●	Maximum Allowed - Capital Expenditures of $94,798 (Quarterly)

●	Minimum Allowed - Fixed Charge Coverage Ratio of 1.5 to 1.00

●	Maximum Allowed - Churn of 3.00% at any time

On December 15, 2022, the lender agreed to forbear the financial covenants that were not complied with during the quarter ended October 31,2022. The Company and Post Road are currently working on an amendment to the credit agreement and anticipate having it completed on or before January 31, 2023. However, as of the date of this filing, the Company cannot predict the final outcome of the negotiations with Post Road.

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

We have been successful in raising debt and equity capital in the past and as described in Notes 6, 7, 8, and 13. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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

Our current cash expenses are expected to be approximately $1,300,000 per month, including wages, rent, utilities, corporate expenses, and legal professional fees associated with potential acquisitions. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of October 31, 2022, our total liabilities were approximately $71,269,000, which included $13,664,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

Digerati’s consolidated financial statements as of October 31, 2022, do not include any adjustments that might result from the inability to implement or execute Digerati’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at October 31, 2022, and July 31, 2022:

	Gross Carrying	Accumulated	Net Carrying
October 31, 2022	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(38,017)	1,983
Customer relationships, 7 years	10,947,262	(2,943,548)	8,003,714
Trademarks, 7 & 10 years	7,148,000	(1,226,311)	5,921,689
Non-compete, 2 & 3 years	931,000	(507,083)	423,917
Marketing & Non-compete, 5 years	800,263	(719,983)	80,280
Total Definite-lived Intangible Assets	20,016,525	(5,584,942)	14,431,583
Goodwill	19,380,080	-	19,380,080
Balance, October 31, 2022	$39,396,605	$(5,584,942)	$33,811,663

	Gross Carrying	Accumulated	Net Carrying
July 31, 2022	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(36,684)	3,316
Customer relationships, 7 years	10,947,262	(2,573,052)	8,374,210
Trademarks, 7 & 10 years	7,148,000	(993,806)	6,154,194
Non-compete, 2 & 3 years	931,000	(394,583)	536,417
Marketing & Non-compete, 5 years	800,263	(679,980)	120,283
Total Definite-lived Intangible Assets	20,016,525	(4,828,105)	15,188,420
Goodwill	19,380,080	-	19,380,080
Balance, July 31, 2022	$39,396,605	$(4,828,105)	$34,568,500

Total amortization expense for the three months ended October 31, 2022, and 2021 was $756,837 and $433,785, respectively.

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

During the three months ended October 31, 2022 and October 31, 2021, the Company did not issue any new stock options.

The Company recognized approximately $22,996 and $23,394 in stock-based compensation expense for stock options to employees for the three months ended October 31, 2022, and 2021, respectively. Unamortized compensation stock option cost totaled $74,976 and $172,441 as of October 31, 2022, and October 31, 2021, respectively.

A summary of the stock options outstanding as of October 31, 2022, and July 31, 2022, and the changes during the three months ended October 31, 2022, are presented below:

		Weighted average exercise	Weighted average remaining contractual
	Options	price	term (years)
Outstanding at July 31, 2022	9,130,000	$0.17	2.39
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding on October 31, 2022	9,130,000	$0.17	2.13
Exercisable on October 31, 2022	7,766,613	$0.19	1.96

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 9,130,000 and 9,130,000 stock options outstanding as of October 31, 2022, and July 31, 2022, was $320,160 and $191,722, respectively.

The aggregate intrinsic value of 7,766,613 and 7,551,179 stock options exercisable on October 31, 2022, and July 31, 2022, was $212,330 and $110,380, respectively.

NOTE 5 – WARRANTS

During the three months ended October 31, 2022 and 2021, the Company did not issue any warrants.

A summary of the warrants outstanding as of October 31, 2022, and July 31, 2022, and the changes during the three months ended October 31, 2022, are presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at July 31, 2022	108,841,179	$0.01	8.21
Granted	-	-	-
Exercised	(160,628)	$0.13	-
Forfeited and cancelled	(129,702)	$0.15	-
Outstanding on October 31, 2022	108,550,849	$0.01	7.98
Exercisable on October 31, 2022	81,325,562	$0.01	8.00

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 108,550,849 and 108,841,179 warrants outstanding as of October 31, 2022, and July 31, 2022, was $12,304,994 and $9,002,606, respectively.

The aggregate intrinsic value of 81,325,562 and 81,615,885 warrants exercisable on October 31, 2022, and July 31, 2022, were $9,235,511 and $6,757,037, respectively.

NOTE 6 – NOTES PAYABLE NON-CONVERTIBLE

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. The maturity date was extended multiple times and on September 8, 2022, the lender agreed to extend the maturity until July 31, 2023. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. The outstanding balance as of October 31, 2022 and July 31, 2022 was $50,000.

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

During the three months ended October 31, 2022, the total debt discount for the Term Loan A Note and the Term Loan B Note was fully amortized. The total debt discount outstanding on the notes as of October 31, 2022, and July 31, 2022, was $0.

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

The A&R Term Loan A Note has a maturity date of November 17, 2024, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). The principal balance and accrued PIK interest outstanding on the A&R Term Loan was $22,959,387 and $22,168,515 as of October 31, 2022 and July 31, 2022, respectively, and had accrued PIK interest outstanding of $790,872 and $530,672, respectively.

On February 4, 2022, T3 Nevada and Post Road entered into a Credit Agreement in connection with which T3 Nevada issued a Term Loan C Note, Pursuant to the Credit Agreement, Post Road provided T3 Nevada with a secured loan of $10,000,000. The proceeds $10,000,000 were used to fund the acquisition of Next Level Internet and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Amendment. At issuance the company recognized $250,000 in OID and $220,000 in debt issuance. The total unamortized debt discount was $235,001 and $313,334 as of October 31, 2022 and July 31, 2022, respectively. The principal balance on Term Loan C was $10,000,000 as of October 31, 2022 and July 31, 2022 and had accrued PIK interest outstanding of $304,029 and $199,413, respectively.

The Term Loan C Note has a maturity date of August 4, 2023, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%).

The Credit Agreement contains customary representations, warranties, and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operation of the business and properties of the loan parties as well as financial performance. Below are key covenants requirements, (measured quarterly) as of October 31, 2022:

1.	Maximum Allowed - Senior Leverage Ratio of 4.05 to 1.00

2.	Minimum Allowed - EBITDA of $3,771,629

3.	Minimum Allowed - Liquidity of $2,000,000

4.	Maximum Allowed - Capital Expenditures of $94,798 (Quarterly)

5.	Minimum Allowed - Fixed Charge Coverage Ratio of 1.5 to 1.00

6.	Maximum Allowed - Churn of 3.00% at any time

On December 15, 2022, the lender agreed to forbear from exercising its remedies in connection with the financial covenants that were not complied with during the quarter ended October 31,2022, as well as certain other specified defaults, until December 23, 2022 or such later date as agreed to in writing by the lender. The Company and Post Road are currently working on an amendment to the credit agreement and anticipate having it completed on or before January 31, 2023. However, as of the date of this filing, the Company cannot predict the final outcome of the negotiations with Post Road.

While Digerati, the parent company of T3 Nevada, is not subject to these financial covenants, they have had and will continue to have a material impact on T3 Nevada’s expenditures and ability to raise funds.

T3 Nevada’s obligations under the Credit Agreement are secured by a first-priority security interest in all of the assets of T3 Nevada and guaranteed by the other subsidiaries of the Company pursuant to the Guaranty and Collateral Agreement, dated November 17, 2020, subsequently amended on December 31, 2021 and February 4, 2022 and December 15, 2022 by and among T3 Nevada, the Company’s other subsidiaries, and Post Road Administrative LLC (the “Guaranty and Collateral Agreement”). In addition, T3 Nevada’s obligations under the Credit Agreement are, pursuant to a Pledge Agreement (the “Pledge Agreement”), secured by a pledge of a first priority security interest in T3 Nevada’s 100% equity ownership of each of T3 Nevada’s operating companies.

Promissory Notes – Next Level Internet Acquisition

On February 4, 2022, as per the acquisition of Next Level Internet, Inc. (“Next Level” or “NLI”), the Company entered into two unsecured promissory notes (the “Unsecured Adjustable Promissory Notes”) for $1,800,000 and $200,000, respectively. The notes are payable in eight equal quarterly installments in the aggregate amount of $250,000 each commencing on June 4, 2022, through and including March 7, 2024, with a base annual interest rate of 0% and a default annual interest rate of 18%. The amount owed is subject to change based on certain revenue milestones required to be achieved by Next Level. At issuance, the Company fair valued the notes and recognized a debt discount of $241,000 which is amortized over the term of the notes. The Company amortized $30,125 to interest expense during the three months ended October 31, 2022. Total unamortized debt discount on the notes as of October 31, 2022 and July 31, 2022, was $150,625 and $180,750, respectively. The total principal balance outstanding as of October 31, 2022 and July 31, 2022, on the Unsecured Adjustable Promissory Notes was $1,750,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

On October 4, 2022, the Company entered into a $150,000 promissory note, with the Company’s president, Derek Gietzen, with a maturity date of October 15, 2022, and annual interest rate of 11%. On October 17, 2022, the Company paid the total principal outstanding of $150,000, plus accrued interest.

During the three months ended October 31, 2022, and 2021, the Company provided VoIP Hosted and fiber services to a Company owned by one of the Board members of T3 Communications, Inc., for $40,000 and $46,150, respectively.

On November 17, 2020, as a result of the of the acquisition of ActiveServe’s asset, the two sellers became related parties as they continued to be involved as consultants to manage the customer relationship, the Company paid on an annual basis $90,000 to each of the consultants. These agreements expired, and the parties agreed not to extend. As of October 31, 2022, there’s no balance outstanding under the consulting agreements. In addition, part of the Purchase Price is payable in 8 equal quarterly payments to the sellers. During the three months ended October 31, 2022, the Company paid $116,898 of the principal balance outstanding. The total principal outstanding on the notes as of October 31, 2022, and July 31, 2022, were $155,602 and $272,500, respectively.

On December 31, 2021, as a result of the of the acquisition of Skynet’s asset, the two sellers became related parties as they continued to be involved as consultants for 12 months to manage the customer relationship, the Company will pay on an annual basis $100,000 to each of the consultants. As of October 31, 2022, there were no outstanding balances owed to the consultants. Part of the Purchase Price of $600,000 (the “Earn-out Amount”) was retained by the Company and will be paid to Seller in six equal quarterly payments. An additional $100,000 (the “Holdback Amount”) was retained by the Company and will be paid to Seller in accordance with the Skynet Telecom LLC asset purchase agreement. During the three months ended October 31, 2022, the Company paid $100,000 of the principal balance outstanding. The Company amortized $9,922 and $0 of debt discount as interest expense during the three months ended October 31, 2022, and October 31, 2021, respectively. The total debt discount outstanding as of October 31, 2022, and July 31, 2022, were $29,764 and $39,686, respectively. The total balance outstanding on the Earn-out Amounts as of October 31, 2022, and July 31, 2022, were $500,000 and $600,000, respectively.

Acquisition Payable – Skynet

As part of the acquisition of Skynet’s assets, the Company will pay to the seller a $1,000,000 (the “Share Payment”) by issuance of restricted shares of the Company’s common stock to the owners. On September 1, 2022, the Company and sellers amended the Asset Purchase Agreement. In accordance with the amended agreement, the Share Payment will be made via the issuance of shares on the earlier of (i) the effective date of that certain Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on August 11, 2021 (in which case the stock will be valued at the price set forth in the prospectus that is a part of such Registration Statement, without underwriter discounts) and (ii) April 30, 2023 (in which case the stock will be valued at the average of the last transaction price on the OTCQB for each of the 10 trading days immediately preceding such issuance date). The total principal balance outstanding on the acquisitions payable as of October 31, 2022, and July 31, 2022, was $1,000,000.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As of October 31, 2022, and July 31, 2022, convertible notes payable consisted of the following:

	October 31,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2022	2022
On October 13, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $330,000, annual interest rate of 8% and an original maturity date of October 13, 2021, the maturity date was extended until December 15, 2021, and subsequently the maturity date was extended until July 31, 2022. On September 28, 2022, the holder agreed to extend the maturity date until February 28, 2023. After payment of transaction-related expenses and closing fees of $32,000, net proceeds to the Company from the Note totaled $298,000. The Company recorded $32,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 1,000,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $45,003 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $134,423 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On September 28, 2022, the lender agreed to extend the maturity date until February 28, 2023. The total unamortized discount on the Note as of October 31, 2022, and July 31, 2022, was $0. The total principal balance outstanding as of October 31, 2022, and July 31, 2022, was $165,000 (See below variable conversion terms No.1).	$165,000	$165,000

On January 27, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of January 27, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $24,368 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $44,368 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.05 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On January 27, 2022, the lender agreed to extend the maturity date until July 31, 2022. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $25,000. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt of $25,000 and charged to interest expense at the time of the extension. On August 1, 2022, the lender agreed to extend the maturity date until January 31, 2023. As consideration for the extension on the note, the Company agreed to add $50,000 to the principal amount outstanding and charged the total to interest expense, in addition, the Company issued 300,000 shares of common stock with a market value of $28,740 and charged the total to interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of the amendment date, the total unamortized discount on the Note was $0. The total unamortized discount on the Note as of October 31, 2022, and July 31, 2022, was $0, respectively. The total principal balance outstanding as of October 31, 2022, and July 31, 2022, were $325,000 and $275,000, respectively.	325,000	275,000

	October 31,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2022	2022
On April 14, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, annual interest rate of 8% and a maturity date of April 14, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $63,433 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $96,766 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On April 14, 2022, the lender agreed to extend the maturity date until October 14, 2022. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $25,000. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt of $25,000 and charged to interest expense at the time of the extension. On September 16, 2022, the lender agreed to extend the maturity date until April 14, 2023. As consideration for the extension on the note, the Company agreed to add $50,000 to the principal amount outstanding and charged the total to interest expense, in addition, the Company issued 300,000 shares of common stock with a market value of $35,400 and charged the total to interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of the amendment date, the total unamortized discount on the Note was $0. The total unamortized discount on the Note as of October 31, 2022, and July 31, 2022, was $0, respectively. The total principal balance outstanding as of October 31, 2022, and July 31, 2022, were $325,000 and $275,000, respectively.	325,000	275,000

On August 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, annual interest rate of 8% and a default interest rate of 20%, and a maturity date of August 31, 2022. In connection with the execution of the note, the Company issued 150,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $13,635 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On September 14, 2022, the lender agreed to extend the maturity date until February 28, 2023. As consideration for the extension on the note, the Company agreed to add $15,000 to the principal amount outstanding and charged the total to interest expense, in addition, the Company issued 90,000 shares of common stock with a market value of $10,845 and charged the total to interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of the amendment date, the total unamortized discount on the Note was $0. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized $1,136 as interest expense during the quarter ended October 31, 2022. The total unamortized discount on the Note as of October 31, 2022 and July 31, 2022, were $0 and $1,136, respectively. The total principal balance outstanding as of October 31, 2022 and July 31, 2022, were, $90,000 and $75,000, respectively.	90,000	75,000

	October 31,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2022	2022
On September 29, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, annual interest rate of 8% and a default interest rate of 20%, and a maturity date of September 29, 2022. In connection with the execution of the note, the Company issued 150,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $10,788 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On September 16, 2022, the lender agreed to extend the maturity date until March 29, 2023. As consideration for the extension on the note, the Company agreed to add $15,000 to the principal amount outstanding and charged the total to interest expense, in addition, the Company issued 90,000 shares of common stock with a market value of $10,620 and charged the total to interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of the amendment date, the total unamortized discount on the Note was $0. The Company amortized $1,798 as interest expense during the quarter ended October 31, 2022. The total unamortized discount on the Note as of October 31, 2022 and July 31, 2022, were, $0 and $1,798, respectively The total principal balance outstanding as of October 31, 2022 and July 31, 2022, were, $90,000 and $75,000, respectively.	90,000	75,000

On October 22, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $150,000, annual interest rate of 8% and a default interest rate of 20%, and a maturity date of October 22, 2022. In connection with the execution of the note, the Company issued 300,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $13,965 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On September 16, 2022, the lender agreed to extend the maturity date until April 29, 2023. As consideration for the extension on the note, the Company agreed to add $30,000 to the principal amount outstanding and charged the total to interest expense, in addition, the Company issued 180,000 shares of common stock with a market value of $21,240 and charged the total to interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of the amendment date, the total unamortized discount on the Note was $0. The Company amortized $3,491 as interest expense during the quarter ended October 31, 2022. The total unamortized discount on the Note as of October 31, 2022 and July 31, 2022, were, $0 and $3,491, respectively. The total principal balance outstanding as of October 31, 2022 and July 31, 2022, were, $180,000 and $150,000, respectively.	180,000	150,000

	October 31,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2022	2022
On February 4, 2022, as part the acquisition of Next Level Internet (“NLI”), the Company entered into two unsecured convertible promissory notes (the “Unsecured Convertible Promissory Notes”) for $1,800,000 and $200,000, respectively. The notes are payable in eight equal quarterly installments in the aggregate amount of $250,000 each commencing on April 30, 2022, through and including January 31, 2024. With a base annual interest rate of 0% and a default annual interest rate of 18%. The Sellers have a onetime right to convert all or a portion of the Convertible Notes commencing on the six-month anniversary of the notes being issued and ending 30 days after such six-month anniversary. The conversion price means an amount equal to the volume weighted average price per share of Stock on the Nasdaq Stock Market for the ten (10) consecutive trading days on which the conversion notice is received by the Company; provided, however, that if the stock is not then listed for trading on the Nasdaq Stock Market, the Conversion Price shall be the volume weighted average transaction price per share reported by the OTC Reporting Facility for the ten (10) consecutive trading days immediately preceding the date on which such Conversion Notice is received by the Company. The Company analyzed the Notes for derivative accounting consideration and determined that since the notes are convertible on the six-month anniversary from issuance and ending 30 days after such six-month anniversary, it does not require to be accounted as a derivative instrument. At inception of the notes, the Company recognized the fair market value of the conversion on the notes of $2,382,736, and recognized $117,264 in debt discount, which was amortized over the conversion period. As of the quarter ending October 31, 2022, the conversion option on the notes ended, and the Company recognized $466,000 as other income for the settlement of the conversion option. During the quarter ending October 31, 2022, the Company made a principal payment of $250,000. The total principal balance outstanding on the Unsecured Convertible Promissory Notes as of October 31, 2022 and July 31, 2022, were $1,500,000 and $2,250,000, respectively. The total unamortized debt discount on the notes as of October 31, 2022 and July 31, 2022, were $0 and $33,914, respectively.	1,500,000	2,250,000

On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, annual interest rate of 8% and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 300,000 shares of our common stock to the note holder and recorded $30,446 as debt discount and amortized over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. On October 21, 2022, the holder agreed to extend the maturity date until January 31, 2023. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of common stock with a fair market value of $36,330. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt for both the $30,000 increase in principal and $36,330 fair value of shares issued and charged the total $66,330 to interest expense at the time of the extension. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of October 31, 2022 and July 31, 2022, were $0 and $18,916, respectively. The Company amortized $18,916 of debt discount as interest expense during the quarter ended October 31, 2022. The total principal balance outstanding as of October 31, 2022 and July 31, 2022, were $260,000 and $230,000, respectively.	260,000	230,000

	October 31,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2022	2022
On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, annual interest rate of 8% and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 300,000 shares of our common stock to the note holder and recorded $30,446 as debt discount and amortized over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. On October 21, 2022, the holder agreed to extend the maturity date until January 31, 2023. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of common stock with a fair market value of $36,330. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt for both the $30,000 increase in principal and $36,330 fair value of shares issued and charged the total $66,330 to interest expense at the time of the extension. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On October 21, 2022, the holder agreed to extend the maturity date until January 31, 2023. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of common stock with a fair market value of $36,330. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt for both the $30,000 increase in principal and $36,330 fair value of shares issued and charged the total $66,330 to interest expense at the time of the extension. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of October 31, 2022 and July 31, 2022, were $0 and $18,916, respectively. The Company amortized $18,916 of debt discount as interest expense during the quarter ended October 31, 2022. The total principal balance outstanding as of October 31, 2022 and July 31, 2022, were $260,000 and $230,000, respectively.	260,000	230,000

On July 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $165,000, annual interest rate of 8% and a maturity date of April 27, 2023. After payment of transaction-related expenses and closing fees of $19,500, net proceeds to the Company from the note totaled $145,500. Additionally, the Company issued 300,000 shares of our common stock to the note holder. The Company recorded the $19,500 and the relative fair market value of the shares of $22,093 as debt discount and amortized to interest expense over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the note holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The note conversion price shall equal the greater of $0.10 (ten) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the note. Outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of an event of default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of October 31, 2022 and July 31, 2022, were $27,729 and $41,593, respectively. The Company amortized $13,864 of debt discount as interest expense during the quarter ended October 31, 2022. The total principal balance outstanding as of October 31, 2022 and July 31, 2022, was $165,000 and $119,500, respectively.	165,000	119,500

	October 31,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2022	2022
On September 12, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, annual interest rate of 8% and a maturity date of September 12, 2023. In connection with the execution of the note, the Company issued 150,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $15,880 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the common stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of October 31, 2022 was $19,925. The Company amortized $3,985 of debt discount as interest expense during the quarter ended October 31, 2022. The total principal balance outstanding as of October 31, 2022 was $75,000	75,000	-

On October 3, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $165,000, annual interest rate of 8% and a maturity date of July 3, 2023. After payment of transaction-related expenses and closing fees of $19,500, net proceeds to the Company from the note totaled $145,500. Additionally, the Company issued 300,000 shares of our common stock to the note holder. The Company recorded the $19,500 and the relative fair market value of the shares of $32,143 as debt discount and amortized to interest expense over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the note holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The note conversion price shall equal the greater of $0.10 (ten) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the note. Outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of an event of default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of October 31, 2022 was $45,905. The Company amortized $5,738 of debt discount as interest expense during the quarter ended October 31, 2022. The total principal balance outstanding as of October 31, 2022 was $165,000.	165,000	-

On October 10, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, annual interest rate of 8% and a maturity date of April 10, 2023. After payment of transaction-related expenses and closing fees of $25,000, net proceeds to the Company from the note totaled $250,000. The Company recorded the $25,000 as debt discount and amortized to interest expense over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the note holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The note conversion price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the note. Any Principal Amount or interest on this Note which is not paid when due shall bear interest at the rate the lesser of (a) twenty-four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”); or (b) the maximum rate allowed by law. The Company analyzed the note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of October 31, 2022 was $20,833. The Company amortized $4,167 of debt discount as interest expense during the quarter ended October 31, 2022. The total principal balance outstanding as of October 31, 2022 was $275,000.	275,000	-

	October 31,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2022	2022
On October 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $28,500, annual interest rate of 8% and a maturity date of July 26, 2023. After payment of transaction-related expenses and closing fees of $3,500, net proceeds to the Company from the note totaled $25,000. The Company recorded the $3,500 as debt discount and amortized to interest expense over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the note holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The note conversion price shall equal the greater of $0.10 (ten) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the note. Outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of an event of default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of October 31, 2022 was $3,500. The Company amortized $0 of debt discount as interest expense during the quarter ended October 31, 2022. The total principal balance outstanding as of October 31, 2022 was $28,500.	28,500	-

On October 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $71,500, annual interest rate of 8% and a maturity date of July 26, 2023. After payment of transaction-related expenses and closing fees of $6,500, net proceeds to the Company from the note totaled $65,000. Additionally, the Company issued 200,000 shares of our common stock to the note holder. The Company recorded the $6,500 and the relative fair market value of the shares of $38,768 as debt discount and amortized to interest expense over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the note holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The note conversion price shall equal the greater of $0.10 (ten) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the note. Outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of an event of default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of October 31, 2022, was $45,268. The Company amortized $0 of debt discount as interest expense during the quarter ended October 31, 2022. The total principal balance outstanding as of October 31, 2022 and was $71,500.	71,500	-

On October 31, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $350,000, annual interest rate of 14% and a maturity date of February 28, 2023. Net proceeds to the Company from the note totaled $350,000. In the event that any payment is not made when due, either of principal or interest, and whether upon maturity or as a result of acceleration, interest shall thereafter accrue at the rate per annum equal to the lesser of (a) the maximum non-usurious rate of interest permitted by the laws of the State of Texas or the United States of America, whichever shall permit the higher rate or (b) twenty percent (20%) per annum, from such date until the entire balance of principal and accrued interest on this Note has been paid. At any time after sixty (60) days following the date hereof, Payee may elect to convert a percentage of the amount of principal and accrued interest outstanding on the Note into common stock of Debtor, in accordance with the following terms: (i) If prior to uplist to Nasdaq or NYSE, Payee may convert up to 50% of the amount outstanding on the Note into Common Stock. In such event, the price per share of Common Stock applicable to such conversion (the “Applicable Conversion Price”) shall be the greater of: (a) the Variable Conversion Price or (b) the Fixed Conversion Price. The “Variable Conversion Price” shall be equal to a 20% discount to the average closing price for Common Stock for the five (5) Trading Day period immediately preceding the Conversion Date. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. The “Fixed Conversion Price” shall mean $0.10; and (ii) If following the Uplist, Payee may convert up to 100% of the amount outstanding on the Note into Common Stock. In such event, the Applicable Conversion Price shall be the greater of: (a) the post-Uplist Variable Conversion Price (i.e., if less than 5 days after the Uplist, then the average of the days available since the Uplist up to 5) or (b) the Fixed Conversion Price. The Company analyzed the note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total principal balance outstanding as of October 31, 2022 was $350,000.	350,000	-

Total convertible notes payables non-derivative:	$4,325,000	$3,844,500

	October 31,	July 31,
CONVERTIBLE NOTES PAYABLE - DERIVATIVE	2022	2022
On July 27, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, annual interest rate of 8% and a maturity date of March 27, 2021. After payment of transaction-related expenses and closing fees of $35,000, net proceeds to the Company from the Note totaled $240,000. The Company recorded these discounts and cost of $35,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 500,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $11,626 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.05 (five) cents or (b). 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. The Company recognized $61,678 of derivative liability and directly amortized all associated debt discount of $61,678 as interest expense. On July 31, 2021, the holder agreed to extend the maturity date until January 31, 2022. On February 14, 2022, the holder agreed to extend the maturity date until July 31, 2022. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $75,000 and issued 250,000 shares of common stock with a market value of $34,150. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. The Company recognized a loss on extinguishment of debt for both the $75,000 increase in principal and $34,150 fair value of shares issued and charged the total $109,150 to interest expense at the time of the extension. On July 26, 2022, the holder agreed to extend the maturity date until December 31, 2022. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $50,000 and issued 300,000 shares of common stock with a market value of $30,000. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt for both the $50,000 increase in principal and $30,000 fair value of shares issued and charged the total $80,000 to interest expense at the time of the extension. The total principal balance outstanding as of October 31, 2022, and July 31, 2022, was $480,000 and $480,000, respectively.	480,000	480,000

On January 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $80,235, annual interest rate of 8% and a maturity date of February 17, 2022. On March 7, 2022, the holder agreed to extend the maturity date until July 31, 2022. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) cents or seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $59,413. The total unamortized discount on the Note as of October 31, 2022, and July 31, 2021, was $0 and $0, respectively. On September 28, 2022, the holder agreed to extend the maturity date until February 28, 2023. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $62,500 and charged the total to interest expense, in addition, the Company issued 500,000 shares of common stock with a market value of $70,000 and charged the total to interest expense. The total principal balance outstanding as of October 31, 2022, and July 31, 2022, were $142,735 and $80,235, respectively.	142,735	80,235

	October 31,	July 31,
CONVERTIBLE NOTES PAYABLE - DERIVATIVE	2022	2022

On April 15, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $113,000, annual interest rate of 8% and a maturity date of January 15, 2022. After payment of transaction-related expenses and closing fees of $13,000, net proceeds to the Company from the Note totaled $100,000. Additionally, the Company recorded $13,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 100,000 shares of our common stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $14,138 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) cents or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.15 (fifteen) cents or (b). seventy-five percent (75%) of the lowest traded price in the prior fifteen (15) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”). Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $64,561, of which $42,822 was recorded as debt discount and amortized over the term of the note. On January 15, 2022, the lender agreed to extend the maturity date until March 31, 2022. As consideration for the extension on the note, the Company agreed to add 15,000 to the principal amount outstanding. On March 18, 2022, the lender agreed to extend the maturity date until July 31, 2022. As consideration for the extension on the note, the Company agreed to add $15,000 to the principal amount outstanding. The Company evaluated the amendments and accounted for these changes as an extinguishment of debt. As of both amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt for both $15,000 increase in principal and charged the total $30,000 to interest expense at the time of the extension. On June 28, 2022, the lender agreed to extend the maturity date until September 30, 2022. As consideration for the extension on the note, the Company agreed to add $20,000 to the principal amount outstanding and charged the total to interest expense. The agreement as of June 28, 2022, provides the Company the option extend the maturity date for an additional 90 days for an additional $20,000 to be added to the principal amount. On September 30, 2022, the Company extended the maturity date of the note until December 30, 2022 and charged to interest expense the total $20,000 added to principal balance. The Company evaluated the amendments and accounted for these changes as an extinguishment of debt. The total unamortized discount on the Note as of October 31, 2022 and July 31, 2022, was $0. The total principal balance outstanding as of October 31, 2022, and July 31, 2022, were, $183,000 and $163,000, respectively.	183,000	163,000

Total convertible notes payable - derivative:	$805,735	$723,235

Total convertible notes payable derivative and non-derivative	5,130,735	4,567,735
Less: discount on convertible notes payable	(163,160)	(119,764)
Total convertible notes payable, net of discount	4,967,575	4,447,971
Less: current portion of convertible notes payable	(4,717,575)	(3,947,971)
Long-term portion of convertible notes payable	$250,000	$500,000

Additional terms No.1: The Holder of the Note originally dated October 13, 2020 with a balance of $165,000 as of October 31, 2022, shall have the right to convert any portion of the outstanding and unpaid principal balance into fully paid and nonassessable shares of Common Stock. The conversion price (the “Conversion Price”) shall equal $0.05 (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions, and similar events).

The total unamortized discount on the convertible notes as of October 31, 2022, and July 31, 2022, were $163,160 and $119,764, respectively. The total principal balance outstanding as of October 31, 2022, and July 31, 2022, were $5,630,735 and $5,130,735, respectively. During the three months ended October 31, 2022, and October 31, 2021, the Company amortized $207,564 and $127,872, respectively, of debt discount as interest expense.

NOTE 9 – LEASES

The leased properties have a remaining lease term of three to sixty-three months as of October 31, 2022. At the option of the Company, it can elect to extend the term of the leases. See table below:

Location	Annual Rent	Lease Expiration Date	Business Use	Approx. Sq. Ft.
8023 Vantage Dr., Suite 660, San Antonio, Texas 78230	$49,136	Sep-27	Executive offices	2,843
10967 Via Frontera, San Diego, CA 92127	$369,229	Mar-26	Office space	18,541
1610 Royal Palm Avenue, Suite 300, Fort Myers, FL 33901	$83,260	Dec-25	Office space and network facilities	6,800
2121 Ponce de Leon Blvd., Suite 200, Coral Gables FL 33134	$106,553	Dec-27	Office space & wireless internet network	4,623
7218 McNeil Dr., FL-1, Austin, TX 78729	$21,000	Mar-24	Network facilities	25
6606 Lyndon B. Johnson, Fwy., FL1, Suite 125, Dallas, TX 75240	$17,040	Dec-22	Network facilities	25
9701 S. John Young Parkway, Orlando, FL 32819	$25,440	May-23	Network facilities	540
50 NE 9th St, Miami, FL 3313	$41,300	May-23	Network facilities	25
350 NW 215 St., Miami Gardens, FL 33169	$29,254	May-23	Wireless internet network	100
8333 NW 53rd St, Doral, FL 33166	$14,021	Jul-25	Wireless internet network	100
100 SE 2nd Street, Miami, FL 33131	$36,466	Jan-24	Wireless internet network	100
9055 SW 73rd Ct, Miami, FL 33156	$8,787	Dec-23	Wireless internet network	100
9517 Fontainebleau Blvd., Miami, FL 33172	$11,907	Aug-24	Wireless internet network	100

The Company has not entered into any sale and leaseback transactions during the three months ended October 31, 2022.

On May 17, 2022, the Company extended the office and wireless internet network leases in Coral Gables, Florida. The Company accounted for the extension as a lease modification. The Company used the discount rate of 5% and recognized $482,865 as a day one ROU asset and liability. These leases are identified in the table above. The leases expire in December 2027, and at the option of the Company, the leases can be extended for various periods ranging from one to five years, with a base rent at the prevailing market rate at the time of the renewal.

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

Amounts recognized as of July 31, 2022, and October 31, 2022, for operating leases are as follows:

ROU Asset	July 31, 2022	$2,436,035
Amortization		$(259,784)
Addition - Asset		$-
ROU Asset	October 31, 2022	$2,176,251

Lease Liability	July 31, 2022	$2,584,865
Amortization		$(266,333)
Addition - Liability		$-
Lease Liability	October 31, 2022	$2,318,532

Lease Liability	Short term	$651,191
Lease Liability	Long term	$1,667,341
Lease Liability	Total:	$2,318,532

Operating lease cost:	$200,392

Cash paid for amounts included in the measurement of lease labilities

Operating cashflow from operating leases:	$200,392

Weighted-average remain lease term-operating lease:	3.8 years

Weighted-average discount rate	5.0%

The future minimum lease payment under the operating leases are as follows:

Lease
Period Ending July 31,	Payments
2023*	580,242
2024	650,734
2025	603,439
2026	431,377
2027	176,771
Total:	$2,442,563

*	remaining 9 Months

NOTE 10 – EQUIPMENT FINANCING

The Company entered into various financing agreement for equipment purchased. Under the term of the agreement, assets with a cost of approximately $62,263 and $23,650, were financed under various financing agreements as of June 2022 and September 2022, respectively. The equipment financing is net of costs associated with the assets such as maintenance, insurance and property taxes are for the account of the Company. The equipment financing agreements are for 38 months, with the first payments starting July 1, 2022, and monthly principal and interest payments of $2,282. The interest rate under the financing agreement is at 5.0% per annum.

The future payments under the equipment financing agreements are as follows:

Year	Amount
2023*	$22,950
2024	30,600
2025	30,600
2026	2,550
Total future payments:	$86,700

*	remaining 9 Months

Less: amounts representing interest	5,681

Present value of net minimum equipment financing payments	$81,019

Less current maturities	27,297

Long-term equipment financing obligation	$53,722

Lease cost:
Amortization of ROU assets	$27,388
Interest on lease liabilities	3,304

Cash paid for amounts included in the measurement of lease liabilities:
Operating cashflow from equipment financing:	$3,304
Financing cashflow from equipment financing:	27,388

Weighted-average remaining lease term - equipment financing:	2.8 years

Weighted-average discount rate	5.0%

NOTE 11 – EQUITY

During the three months ended October 31, 2022, the Company issued the following shares of common stock:

On August 1, 2022, the Company entered into a note extension agreement with Tysadco Partners, LLC, and as consideration for the extension, the Company issued 300,000 shares of common stock. At the time of issuance, the Company recognized the fair market value of the shares of $28,740 as interest expense.

On September 12, 2022, the Company entered into a $75,000 promissory note with Tysadco Partners, LLC, with a maturity date of September 12, 2023, and annual interest rate of 8%. In conjunction with the promissory note, we issued 150,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $15,880 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

On September 14, 2022, the Company entered into a note extension agreement with Tysadco Partners, LLC, and as consideration for the extension, the Company issued 90,000 shares of common stock. At the time of issuance, the Company recognized the fair market value of the shares of $10,845 as interest expense.

On September 16, 2022, the Company entered into a note extension agreement with Tysadco Partners, LLC, and as consideration for the extension, the Company issued 300,000 shares of common stock. At the time of issuance, the Company recognized the fair market value of the shares of $35,400 as interest expense. In addition, the Company agreed to add $50,000 to the principal amount outstanding and the Company recognized $50,000 as interest expense.

On September 16, 2022, the Company entered into a note extension agreement with Tysadco Partners, LLC, and as consideration for the extension, the Company issued 180,000 shares of common stock. At the time of issuance, the Company recognized the fair market value of the shares of $21,240 as interest expense. In addition, the Company agreed to add $30,000 to the principal amount outstanding and the Company recognized $30,000 as interest expense.

On September 16, 2022, the Company entered into a note extension agreement with Tysadco Partners, LLC, and as consideration for the extension, the Company issued 90,000 shares of common stock. At the time of issuance, the Company recognized the fair market value of the shares of $10,620 as interest expense. In addition, the Company agreed to add $15,000 to the principal amount outstanding and the Company recognized $15,000 as interest expense.

On September 28, 2022, the Company entered into a note extension agreement with Platinum Point Capital, LLC, and as consideration for the extension, the Company issued 500,000 shares of common stock. At the time of issuance, the Company recognized the fair market value of the shares of $70,000 as interest expense. In addition, the Company agreed to add $62,500 to the principal amount outstanding and the Company recognized $62,500 as interest expense.

On September 28, 2022, William Figueroa, a Series A Preferred Shareholder converted 25,000 Series A shares and $6,718 of accrued dividends into 105,273 shares of common stock.

On October 3, 2022, the Company entered into a $165,000 promissory note with Lucas Ventures, LLC, with a maturity date of July 3, 2023, and annual interest rate of 8%. In conjunction with the promissory note, we issued 300,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $32,143 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

On October 21, 2022, the Company entered into a note extension agreement with Lucas Ventures, LLC, and as consideration for the extension, the Company issued 300,000 shares of common stock for the extension with fair value of $30,000. In addition, the Company agreed to add $30,000 to the principal amount outstanding.

On October 21, 2022, the Company entered into a note extension agreement with LGH Investments, LLC, and as consideration for the extension, the Company issued 300,000 shares of common stock for the extension with fair values of $30,000. In addition, the Company agreed to add $30,000 to the principal amount outstanding.

On October 27, 2022, the Company entered into a $71,500 promissory note with Lucas Ventures, LLC, with a maturity date of July 26, 2023, and annual interest rate of 8%. In conjunction with the promissory note, we issued 200,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $38,768 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

In October 2022, the Company issued to various individuals 160,628 shares of common stock for the exercise of 160,628 warrants, with an exercise price of $0.13 per warrant and secured $20,881 in proceeds.

On November 28, 2022, the Company entered into a convertible note with Mast Hill Fund, L.P., and issued 2,100,000 commitment shares of Common Stock to the Investor

NOTE 12 – SUBSEQUENT EVENTS

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

The Business Combination Agreement provides, among other things, that Merger Sub will merge with and into Digerati, with Digerati as the surviving company in the merger and, after giving effect to such merger, Digerati shall be a wholly-owned subsidiary of MEOA (the “Merger”). In addition, MEOA will be renamed Digerati Holdings, Inc. The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”. Other capitalized terms used, but not defined, herein, shall have the respective meanings given to such terms in the Business Combination Agreement

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Effective Time, among other things: (i) each share of Digerati common stock outstanding as of immediately prior to the Effective Time will be exchanged for shares of MEOA common stock, par value $0.0001 per share (each, an “MEOA Share” and collectively, the “MEOA Shares”), based upon the exchange ratio set forth in the Business Combination Agreement (the “Exchange Ratio”); (ii) all vested and unvested stock options of Digerati will be assumed by MEOA and thereafter be settled or exercisable for MEOA Shares, as applicable, determined based on the Exchange Ratio; (iii) each warrant to purchase shares of Digerati common stock will be canceled in exchange for a warrant to purchase MEOA Shares determined based on the Exchange Ratio; (iv) any shares of the Series A Preferred Stock of Digerati outstanding as of the Effective Time will thereafter be convertible into a number of MEOA Shares determined by multiplying the number of shares of Digerati common stock into which such preferred shares would have been convertible immediately prior to the Effective Time by the Exchange Ratio; (v) certain convertible notes of Digerati issued following the signing of the Business Combination Agreement and outstanding as of the Effective Time will thereafter be convertible into a number of MEOA Shares determined by multiplying the number of shares of Digerati common stock into which such convertible notes would have been convertible immediately prior to the Effective Time by the Exchange Ratio; and (vi) each share of MEOA Class A common stock, par value $0.0001 per share (the “MEOA Class A Common Stock”), and each share of MEOA Class B common stock, par value $0.0001 per share (the “MEOA Class B Common Stock”), that is issued and outstanding immediately prior to the effective time shall become one MEOA Share following the consummation of the Business Combination.

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

On October 28, 2022, MEOA filed a preliminary proxy statement on Schedule 14A (the “Proxy”) with the Securities and Exchange Commission (the “SEC”) to hold a special meeting of the stockholders of MEOA (the “Special Meeting”) to consider and vote upon a proposal to amend MEOA’s amended and restated certificate of incorporation to give MEOA the right to extend the date by which MEOA is required.

Unsecured Convertible Promissory Notes payment

On November 4, 2022, the Company made a quarterly principal payment of $250,000 towards the NLI Unsecured Convertible Promissory Notes.

NLI Adjustable Note MRC Targets Payment – extension of Deferred Payment amount

On November 18, 2022, the Company and The Jerry and Lisa Morris Revocable Trust Dated November 18, 2002 agreed to a Forbearance Agreement which allows the Company to an extension of the principal payment (“Deferred Payment”) amount of $225,000 (originally scheduled to be paid by September 4, 2022), together with interest at the rate of 18% per annum (based upon the number of days elapsed between the date the Deferred Payment is scheduled for payment under the Note and the date the Deferred Payment is actually paid and a year of 360 days), to be paid on or before January 3, 2023 (the period from the Effective Date through January 3, 2023, being the “Forbearance Period”).

Securities Purchase Agreement and Promissory Note

On November 28, 2022, Digerati Technologies, Inc. (the “Company”), entered into a securities purchase agreement (the “SPA”) with Mast Hill Fund, L.P. (the “Investor”). Although the SPA and other transaction documents are dated November 22, 2022, the SPA and other transaction documents were signed on November 28, 2022. The closing of the transaction took place on November 29, 2022.

Pursuant to the SPA, the Investor purchased, and the Company issued, an unsecured promissory note (the “Note”) in the aggregate principal amount totaling approximately $1,670,000 (the “Principal Amount”) with an original issue discount of $250,500 and interest on the unpaid Principal Amount hereof at the rate of ten percent (10%). The gross proceeds the Company received prior to payment of transaction expenses was $1,419,500. The Note’s maturity date is November 22, 2023 (the “Maturity Date”). The Note requires the Company to make amortization payments to the Investor of $200,000 to $400,000 every three (3) months starting in February 2023. The SPA contains customary representations and warranties.

The Investor has the right to convert all or any portion of the amount the Company owes pursuant to the Note into shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at any time on or following the earlier of (i) March 22, 2023 or (ii) sixty (60) calendar days after the closing of the contemplated merger (the “Merger”) of MEOA Merger Sub, Inc., a wholly owned subsidiary of Minority Equality Opportunities Acquisition Inc. (“MEOA”), with and into the Company, with the Company as the surviving company in the merger and, after giving effect to such merger, the Company being a wholly-owned subsidiary of MEOA. The Investor will not convert the Note if such conversion would result in the Investor beneficially owning more than 4.99% of the shares of Common Stock then outstanding.

The Note’s conversion price is $0.0956 per share (the “Conversion Price”), subject to adjustment for any stock dividend, stock split, stock combination or similar transaction that proportionately decreases or increases the amount of Common Stock shares outstanding. The Note contains a dilutive issuance provision such that the Conversion Price is subject to a downward adjustment if the Company issues securities with an effective purchase price lower than the conversion price then in effect.

The Company shall at all times reserve the greater of (i) 52,405,858 shares of Common Stock; or (ii) three (3) times the number of shares that is actually issuable upon full conversion of the Note (the “Reserved Amount”). Not maintaining the Reserved Amount is an event of default under the Note.

The Company can, at its option, prepay the amount the Company owes pursuant to the Note without a penalty. The Investor is allowed to convert the Note into shares of Common Stock for a period of seven (7) trading days following the Company submitting a prepayment notice to the Investor.

The Investor can require the Company to repay all or any portion the amount the Company owes pursuant to the Note via a payment of up to fifty percent (50%) of all cash proceeds the Company receives from the issuance of equity or debt, the conversion of outstanding warrants, or the sale of assets. Regarding any cash proceeds the Company receives at the closing of the Merger, the Investor can require the Company to repay all or any portion the amount the Company owes pursuant to the Note via a payment of up to the greater of (i) $1,000,000.00 or (ii) 20% of such proceeds.

The Note is a long-term debt obligation that is material to the Company. The Note contains covenants and events of default including if the Company is delinquent in its periodic report filings with the SEC and increases in the amount of the principal and interest rates under the Note in the event of such defaults.

The Company used a portion of the net proceeds to make a deposit in the amount of $83,333.33 into the MEOA trust account on November 30, 2022 to extend the period for MEOA to complete its planned merger with the Company an initial business combination for an additional one month from November 30, 2022. The Company was required to make this payment pursuant to the Merger transaction documents.

Commitment Shares and Warrant

In connection with the purchase of the Note and pursuant to the SPA, the Company issued (i) 2,100,000 shares of Common Stock to the Investor (the “Commitment Shares”) and (ii) a warrant to the Investor to purchase up to 10,500,000 shares of Common Stock (the “Warrant”). The Warrant can be exercised through November 22, 2027, has an exercise price of $0.1195 (the “Exercise Price”), and has a cashless exercise provision. The Exercise Price and the amount of warrant shares is subject to adjustment for any stock dividend, stock split, or stock combination that proportionately decreases or increases the amount of Common Stock shares outstanding. The Exercise Price is subject to a downward adjustment pursuant to dilutive issuance provision in the Warrant that is similar to the one provided for in the Note.

The Company can force the exercise of the Warrant if, among other requirements, (i) the VWAP (as defined in the Warrant) of the Common Stock during each of the ten (10) trading days prior to the date on which the Company will deliver shares to the Investor pursuant to the forced exercise (the “Forced Exercise Shares”) equals or exceed 250% of the Exercise Price and (ii) the trading volume of the Common Stock equals or exceeds the Forced Exercise Share amount during each of the ten (10) trading days prior to the date of delivery of such shares.

Registration Rights Agreement

In connection with the signing of the SPA and the issuance of the Note and Warrant, the Company and the Investor entered into a Registration Rights Agreement (the “RRA”) with regard to the Commitment Shares, the shares of Common Stock issuable pursuant to the conversion of the Note (the “Conversion Shares”), and the shares of Common Stock issuable pursuant to the exercise of the Warrant (the “Warrant Shares” and, together with the Commitment Shares and the Conversion Shares, the “Registrable Securities”). Pursuant to the RRA, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the Registrable Securities under the Securities Act of 1933, as amended (the “Securities Act”) for resale by the Investor. The RRA’s deadline to file the resale registration statement is within one hundred fifty (150) days of November 22, 2022 with the effectiveness deadline being within one hundred eighty (180) days of November 22, 2022. Failure to meet these deadlines constitutes an event of default under the Note.

Second Amendment to Asset Purchase Agreement

On December 5, 2022, the Company, amended its Asset Purchase Agreement with Paul Golibart and Jerry Ou, each an individual resident in the State of Texas (each, an “Owner” and collectively, the “Owners”). The parties have agreed to amend Sections 3.01 (c) and 3.03 to the following: (i)The payment due for $100,000.00 for the quarter ending October 31, 2022, and due on December 15, 2022, shall be extended until that certain closing of Digerati Technologies, Inc. with Minority Equality Opportunities Acquisition (MEOA) slated to close during the first quarter of calendar year 2023. In addition, a 1% origination fee plus 10% interest shall apply to such payment. All other payments going forward will not be affected and shall remain the same and (ii) The Parties agree to remove the contingency associated with the remaining payments under the Asset Purchase Agreement. There will be no adjustments based on Skynet’s revenue for all remaining payments. All other Terms shall remain the same.

NLI Adjustable Note MRC Targets Payment

On December 12, 2022, the Company paid the NLI Adjustable MRC target payment for the quarter ended October 31, 2022 for $250,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. “Forward-looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “plan,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties. Some of these risks include the availability and capacity of competitive data transmission networks and our ability to raise sufficient capital to continue operations. Additional risks are included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the Securities and Exchange Commission on October 31, 2022.

The following is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three months ended October 31, 2022, and 2021. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the Securities and Exchange Commission on October 31, 2022. For purposes of the following discussion, fiscal 2023 or 2023 refers to the year that will end on July 31, 2023, and fiscal 2022 or 2022 refers to the year ended July 31, 2022.

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

Recent Developments

MEOA Business Combination

On August 30, 2022, Digerati entered into a Business Combination Agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), by and among Digerati, Minority Equality Opportunities Acquisition Inc., a Delaware corporation (“MEOA”), and Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MEOA (“Merger Sub”).

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

On October 28, 2022, MEOA filed a preliminary proxy statement on Schedule 14A (the “Proxy”) with the Securities and Exchange Commission (the “SEC”) to hold a special meeting of the stockholders of MEOA (the “Special Meeting”) to consider and vote upon a proposal to amend MEOA’s amended and restated certificate of incorporation to give MEOA the right to extend the date by which MEOA is required. MEOA’s stockholders voted in favor of this proposal.

The Company made a deposit in the amount of $83,333.33 into the MEOA trust account on November 30, 2022 to extend the period for MEOA to complete an initial business combination for an additional one month from November 30, 2022. The Company was required to make this payment pursuant to the Merger transaction documents.

Key Performance indicators:

EBITDA from operations, as adjusted is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as corporate expenses, transactional legal expenses, stock option expense, and depreciation and amortization, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of EBITDA from operations, as adjusted provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as transactional legal fees and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures, the Company provides users of its consolidated financial statements with insight into both its operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its operations. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the financial consolidated results of the Company across different periods.

The following tables provide information regarding certain key performance indicators for Digerati for the three months ended October 31, 2022, and 2021. Management utilizes these metrics to track and forecast revenue trends and expected results from operations:

	Three months ended October 31,
	2022	2021	Variances	%
OPERATING REVENUES:
Cloud-based hosted services	$8,130	$3,777	$4,353	115%
Total operating revenues	8,130	3,777	4,353	115%
Cost of services (exclusive of depreciation and amortization)	2,851	1,490	1,361	91%
GROSS MARGIN	5,279	2,287	2,992	131%
Selling, general and administrative expense	4,118	1,764	2,354	133%
Stock compensation expense	23	24	(1)	-4%
Legal and professional fees	556	574	(18)	-3%
Bad debt	29	13	16	123%
Depreciation and amortization expense	953	492	461	94%
OPERATING LOSS	(400)	(580)	180	-31%
OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	(3,076)	4,433	(7,509)	-169%
Income tax expense	(50)	(77)	27	-35%
Other income (expense)	446	(4)	450	-11250%
Interest expense	(2,065)	(1,506)	(559)	37%
Total other income (expense)	(4,745)	2,846	(7,591)	-267%
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(5,145)	2,266	(7,411)	-327%
Less: Net loss attributable to the noncontrolling interests	161	158	3	2%
NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	$(4,984)	$2,424	$(7,408)	-306%
Deemed dividend on Series A Convertible preferred stock	(4)	(5)	1	-20%
NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$(4,988)	$2,419	$(7,407)	-306%

Reconciliation of Net Income (Loss) to Adjusted EBITDA, Net of Non-cash expenses & Transactional Costs.

NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS, as reported	$(4,984)	$2,424	$(7,408)	-306%

EXCLUDING NON-CASH ITEMS TRANSACTIONAL COSTS & CORP EXP ADJUSTMENTS:

Stock compensation & warrant expense	23	24	(1)	-4%
Corp Expenses (Net of stock compensation, - Transactional cost)	480	382	98	26%
Transactional costs	219	368	(149)	-40%
Depreciation and amortization expense	953	492	461	94%
OTHER ADJUSTMENTS
Gain (loss) on derivative instruments	3,076	(4,433)	7,509	-169%
Income tax expense	50	77	(27)	-35%
Other income (expense)	(446)	4	(450)	-11250%
Interest expense	2,065	1,506	559	37%
ADJUSTED EBITDA - OPCO	$1,436	$836	$600	72%
ADD-BACKS Expenses Corp Expenses (Net of stock compensation & Transactional cost)	480	382	98	26%
ADJUSTED EBITDA - INCOME	$795	$304	$491	162%

	Three months ended October 31,
Other Key Metrics	2022	2021	Variances	%
Total Customers	4,565	2,658	1,907	72%

Cloud software and service revenue increased by $4,353,000, or 115% from the three months ended October 31, 2021, to the three months October 31, 2022. In addition, our gross margin increased by $2,992,000 from the three months ended October 31, 2021, to the three months ended October 31, 2022. The increase in revenue and gross margin between years is primarily attributed to the increase in total customers between periods due to the acquisitions of Skynet and NextLevel.

EBITDA from operations, as adjusted, increased from $836,000 from the quarter ended October 31, 2021, to $1,436,000 for the quarter ended October 31, 2022. The primary reason for the improvement in EBITDA from operations is due to the increase in gross margin of $2,992,000 between the quarters ended October 31, 2021 and 2022. The improvement in gross margin was offset by the increase in total operational expenses of $2,812,000 between the quarter ended October 31, 2021, and 2022. EBITDA from operations, as adjusted is not intended to represent cash flows for the periods presented, nor have they been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our total customers increased from 2,658 during the quarter ended October 31, 2021, to 4,565 for the quarter months ended October 31, 2022. The increase in customers is attributed to the acquisitions and consolidation of Skynet and NextLevel during the quarter ended October 31, 2022. Going forward, absent further acquisitions, we expect a net increase in our number of customers of 1% to 5% each fiscal year.

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

Results of Operations

Three Months ended October 31, 2022, Compared to Three Months ended October 31, 2021.

Cloud Software and Service Revenue. Cloud software and service revenue increased by $4,353,000 or 115% from the three months ended October 31, 2021, to the three months ended October 31, 2022. The increase in revenue is primarily attributed to the increase in total customers between periods due to the acquisitions of Skynet in December 2021 and the acquisition of Next Level Internet in February 2022. Our total number of customers increased from 2,658 for the three months ended October 31, 2021, to 4,565 customers for the three months ended October 31, 2022. As part of the acquisitions, our primary emphasis is on integrating the secured customers base, consolidating products and services, retaining the monthly recuring revenue, and providing exceptional customer support.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $1,361,000 or 91%, from the three months ended October 31, 2021, to the three months ended October 31, 2022. The increase in cost of services is primarily attributed to the consolidation of various networks as part of the increase in total customers between periods due to the acquisition of Skynet in December 2021 and the acquisition of Next Level Internet in February 2022. Our total number of customers increased from 2,658 for the three months ended October 31, 2022, to 4,565 customers for the three months ended October 31, 2022. However, our consolidated gross margin improved by $2,992,000 from the quarter ended October 31, 2021, to the quarter ended October 31, 2022. We are not aware of any events that are reasonably likely to cause a material change in the relationship between our costs and our revenues.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $2,354,000, or 133%, from the three months ended October 31, 2021, to the three months ended October 31, 2022. The increase in SG&A is attributed to the acquisition of Skynet in December 2021 and the acquisition of Next Level Internet in February 2022; the Company absorbed all of the employees responsible for service delivery for the customer base, technical support, sales, customer service, and administration.

Stock Compensation expense. Stock compensation expense decreased by $1,000, from the three months ended October 31, 2021, to the three months ended October 31, 2022.

Legal and professional fees. Legal and professional fees decreased by $18,000 or 3%, from the three months ended October 31, 2021, to the three months ended October 31, 2022, which include legal and professional fees that relate to due diligence, audits for the acquisitions, purchase price allocation, legal fees paid to counsel for Post Road Group, and investor relations.

Bad debt. Bad debt increased by $16,000 from the three months ended October 31, 2021, to the three months ended October 31, 2022. The increase is attributed to the recognition of $29,000 in bad debt for accounts deemed uncollectible during the quarter ended October 31, 2022. During the quarter ended October 31, 2021, the Company recognized $13,000 in bad debt.

Depreciation and amortization. Depreciation and amortization increased by $461,000 or 94%, from the three months ended October 31, 2021, to the three months ended October 31, 2022. The increase is primarily attributed to the acquisitions and related amortization for intangible assets and the additional depreciation related to the assets acquired from Skynet and NextLevel.

Operating loss. The Company reported an operating loss of $400,000 for the three months ended October 31, 2022, compared to an operating loss of $580,000 for the three months ended October 31, 2021. The improvement in operating loss of $180,000 or 31%, between periods is primarily due to the improvement in gross margin of $2,992,000 and the reduction in legal and professional fees of $18,000. These improvements were offset by net increases in SG&A for $2,354,000, cost of services (exclusive of depreciation and amortization) for $1,361,000, $16,000 for bad debt and $461,000 for depreciation and amortization expense.

Gain (loss) on derivative instruments. The loss on derivative instruments increased by $7,509,000 from the three months ended October 31, 2021, to the three months ended October 31, 2022. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized a gain or loss between periods.

Income tax benefit (expense). During the three months ended October 31, 2022, the Company recognized an income tax expense of $50,000. During the three months ended October 31, 2021, the Company recognized an income tax expense of $77,000.

Other income (expense). Other income (expense) improved by $450,000 from the three months October 31, 2021, to the three months ended October 31, 2022. The improvement in other income is due to the recognition of a gain on a settlement of conversion premium of $466,000 from a convertible note.

Interest Income (expense). Interest expense increased by $559,000 from the three months ended October 31, 2021, to the three months ended October 31, 2022. During the quarter ended October 31, 2022, the Company recognized amortization of debt discount of $186,000 related to the adjustment to the present value of various convertible notes and debt. Additionally, the Company recognized $905,000 in interest cash payments to Post Road, $3,000 in interest cash payments on various promissory notes, accrual of $85,000 for interest expense for various promissory notes and $250,000 fair value of shares issued as well as $640,000 added to the principal balance of various promissory notes, all charged to interest expense as consideration for extension of the maturity dates.

Net income (loss) including noncontrolling interest. Net income including noncontrolling interest for the three months ended October 31, 2021, was of $2,266,000 compared to the net loss of $5,145,000 for the three months ending in October 31, 2022. The net loss including noncontrolling interest between periods is primarily due to the increases in selling, general and administrative expense for $2,354,000, cost of services (exclusive of depreciation and amortization) for $1,361,000, bad debts expense for $16,000, depreciation and amortization expense for $461,000, derivative loss of $7,509,000, interest expense for $559,000, offset by increases to other income for $450,000, improvement in gross margin of $2,992,000 and the reduction in legal and professional fees of $18,000 and reduction in tax expense for $27,000.

Net income (loss) attributable to the noncontrolling interest. During the three months ended October 31, 2022, and 2021, the consolidated entity recognized a net loss in noncontrolling interest of $161,000 and a net loss of $158,000, respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net loss for the three months ended October 31, 2022, was $4,984,000 compared to a net income for the three months ended October 31, 2021, of $2,424,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend declared on convertible preferred stock for the three months ended October 31, 2022, and 2021, were, $4,000 and $5,000, respectively.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the three months ended October 31, 2022, was $4,988,000 compared to a net income for the three months ended October 31, 2021, of $2,419,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of approximately $1,048,000 as of October 31, 2022. Net cash used in operating activities during the three months ended October 31, 2022, was approximately $858,000. The net cash used by operating activities resulted primarily from the net loss incurred during the three months ended October 31, 2022 as a result of operating expenses, that included $23,000 in stock compensation and warrant expense, bad debt expense of $29,000, amortization of right-of-use assets for $267,000, gain on settlement of conversion premium for $466,000, amortization of debt discount of $204,000, loss on derivative liability of $3,076,000, depreciation and amortization expense of $953,000, debt extension fee charged to interest expense for $303,000, shares issued for debt extension charged to interest expense for $249,000. Decrease in accrued expense of $110,000, accounts receivable of $251,000, prepaid expenses and other current assets of $266,000, other assets of $74,000 and right-of-use operating liability of $280,000. The increase in deferred revenue of $188,000 and accounts payable $442,000.

Cash used in investing activities during the three months ended October 31, 2022, was $108,000, which was used for the acquisition of equipment.

Cash provided by financing activities during the three months ended October 31, 2022, was $505,000. The net increase in cash provided by financing was primarily due to the Company securing $957,000 from convertible notes, net of issuance costs and discounts and securing $150,000 from debt financing from a related party, net of issuance costs and discounts, proceeds from the exercise of warrants of $21,000, offset by principal payments of $250,000 on various notes, $367,000 in principal payments on related party notes, and $6,000 in principal payments on equipment financing.

Overall, our net operating, investing, and financing activities during the three months ended October 31, 2022, resulted in a net decrease in cash and cash equivalents for $461,000.

Digerati’s consolidated financial statements for the three months ended October 31, 2022, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $118,377,000 and a working capital deficit of approximately $43,296,000 which raises doubt about Digerati’s ability to continue as a going concern.

We are currently taking initiatives to reduce our overall cash deficiencies on a monthly basis. During fiscal 2023 certain members of our management team will continue to receive a portion of their compensation in common stock to reduce the depletion of our available cash. To strengthen our business, we intend to adopt best practices from or recent acquisitions and invest in a marketing and sales strategy to grow our monthly recurring revenue; we anticipate utilizing our value-added resellers and channel partners to tap into new sources of revenue streams; and we have also secured numerous agent agreements through our recent acquisitions that we anticipate will accelerate revenue growth. In addition, we will continue to focus on selling a greater number of comprehensive services to our existing customer base. Further, in an effort to increase our revenues, we will continue to evaluate the acquisition of various assets with emphasis in VoIP Services and Cloud Communication Services. As a result, during the due diligence process we anticipate incurring significant legal and professional fees.

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

The Credit Agreement contains customary representations, warranties, and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operation of the business and properties of the loan parties as well as financial performance. Below are key covenants requirements, (measured quarterly) as of October 31, 2022:

●	Maximum Allowed - Senior Leverage Ratio of 4.05 to 1.00

●	Minimum Allowed - EBITDA of $3,771,629

●	Minimum Allowed - Liquidity of $2,000,000

●	Maximum Allowed - Capital Expenditures of $94,798 (Quarterly)

●	Minimum Allowed - Fixed Charge Coverage Ratio of 1.5 to 1.00

●	Maximum Allowed - Churn of 3.00% at any time

On December 15, 2022, the lender agreed to forbear from exercising its remedies in connection with the financial covenants that were not complied with during the quarter ended October 31,2022, as well as certain other specified defaults, until December 23, 2022 or such later date as agreed to in writing by the lender. The Company and Post Road are currently working on an amendment to the credit agreement and anticipate having it completed on or before January 31, 2023. However, as of the date of this filing, the Company cannot predict the final outcome of the negotiations with Post Road.

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

We have been successful in raising debt and equity capital in the past and as described in Notes 6, 7, 8, and 12. We have financing efforts in place to continue to raise cash through debt and equity offerings. On November 28, 2022, the Company entered into a securities purchase agreement (the “SPA”) with Mast Hill Fund, L.P. (the “Investor”). Pursuant to the SPA, the Investor purchased, and the Company issued, an unsecured promissory note (the “Note”) in the aggregate principal amount totaling approximately $1,670,000 (the “Principal Amount”) with an original issue discount of $250,500. The gross proceeds the Company received prior to payment of transaction expenses was $1,419,500. (See Note 12) Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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

Management believes that available resources as of October 31, 2022, will not be sufficient to fund the Company’s operations, debt service and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

Our current cash expenses are expected to be approximately $1,300,000 per month, including wages, rent, utilities, corporate expenses, and legal professional fees associated with potential acquisitions. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of October 31, 2022, our total liabilities were approximately $71,269,000, which included $13,664,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended October 31, 2022, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 21, 2021, T3 Communications, Inc.(“T3”), a subsidiary of the Company, entered into a settlement agreement with Carolina Financial Securities, LLC (“CFS”). Under the settlement agreement the parties agreed to resolve all issues and claims related to the lawsuit. Pursuant to the settlement agreement, T3 agreed to pay CFS a total of $300,000, payable as follows: $100,000 by October 15, 2021, and $200,000 payable in 15 monthly installments of $13,333.33 beginning November 15, 2021. As of October 31, 2022 and July 31, 2022, the outstanding balances $40,000  and $80,000, respectively.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2022, the Company entered into a note extension agreement with Tysadco Partners, LLC, and as consideration for the extension, the Company issued 300,000 shares of common stock. At the time of issuance, the Company recognized the fair market value of the shares of $28,740 as interest expense.

On September 12, 2022, the Company entered into a $75,000 promissory note with Tysadco Partners, LLC, with a maturity date of September 12, 2023, and annual interest rate of 8%. In conjunction with the promissory note, we issued 150,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $15,880 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

On September 14, 2022, the Company entered into a note extension agreement with Tysadco Partners, LLC, and as consideration for the extension, the Company issued 90,000 shares of common stock. At the time of issuance, the Company recognized the fair market value of the shares of $10,845 as interest expense.

On September 16, 2022, the Company entered into a note extension agreement with Tysadco Partners, LLC, and as consideration for the extension, the Company issued 300,000 shares of common stock. At the time of issuance, the Company recognized the fair market value of the shares of $35,400 as interest expense. In addition, the Company agreed to add $50,000 to the principal amount outstanding and the Company recognized $50,000 as interest expense.

On September 16, 2022, the Company entered into a note extension agreement with Tysadco Partners, LLC, and as consideration for the extension, the Company issued 180,000 shares of common stock. At the time of issuance, the Company recognized the fair market value of the shares of $21,240 as interest expense. In addition, the Company agreed to add $30,000 to the principal amount outstanding and the Company recognized $30,000 as interest expense.

On September 16, 2022, the Company entered into a note extension agreement with Tysadco Partners, LLC, and as consideration for the extension, the Company issued 90,000 shares of common stock. At the time of issuance, the Company recognized the fair market value of the shares of $10,620 as interest expense. In addition, the Company agreed to add $15,000 to the principal amount outstanding and the Company recognized $15,000 as interest expense.

On September 28, 2022, the Company entered into a note extension agreement with Platinum Point Capital, LLC, and as consideration for the extension, the Company issued 500,000 shares of common stock. At the time of issuance, the Company recognized the fair market value of the shares of $70,000 as interest expense. In addition, the Company agreed to add $62,500 to the principal amount outstanding and the Company recognized $62,500 as interest expense.

On September 28, 2022, William Figueroa, a Series A Preferred Shareholder converted 25,000 Series A shares and $6,718 of accrued dividends into 105,273 shares of common stock.

On October 3, 2022, the Company entered into a $165,000 promissory note with Lucas Ventures, LLC, with a maturity date of July 3, 2023, and annual interest rate of 8%. In conjunction with the promissory note, we issued 300,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $32,143 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

On October 21, 2022, the Company entered into a note extension agreement with Lucas Ventures, LLC, and as consideration for the extension, the Company issued 300,000 shares of common stock for the extension with fair value of $30,000. In addition, the Company agreed to add $30,000 to the principal amount outstanding.

On October 21, 2022, the Company entered into a note extension agreement with LGH Investments, LLC, and as consideration for the extension, the Company issued 300,000 shares of common stock for the extension with fair values of $30,000. In addition, the Company agreed to add $30,000 to the principal amount outstanding.

On October 27, 2022, the Company entered into a $71,500 promissory note with Lucas Ventures, LLC, with a maturity date of July 26, 2023, and annual interest rate of 8%. In conjunction with the promissory note, we issued 200,000 shares of common stock. At the time of issuance, the Company recognized the relative fair market value of the shares of $38,768 as debt discount, and it will be amortized to interest expense during the term of the promissory note.

In October 2022, the Company issued to various individuals 160,628 shares of common stock for the exercise of 160,628 warrants, with an exercise price of $0.13 per warrant and secured $20,881 in proceeds.

On November 28, 2022, the Company entered into a convertible note with Mast Hill Fund, L.P., and issued 2,100,000 commitment shares of Common Stock to the Investor.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5.  Other Information.

Not Applicable

Item 6. Exhibits

Number	Description

4.1	Convertible Promissory Note for $75,000 with Tysadco Partners, LLC dated September 12, 2022. (filed as Exhibit 4.2 to Form 10-K filed on October 31, 2022).
4.2	Convertible Promissory Note for $165,000 with Lucas Ventures, LLC dated October 3, 2022. (filed as Exhibit 4.3 to Form 10-K filed on October 31, 2022).
4.3	Promissory Note for $150,000 with Derek and Thalia Gietzen dated October 4, 2022. (filed as Exhibit 4.4 to Form 10-K filed on October 31, 2022).
4.4	Convertible Promissory Note for $275,000 with Platinum Point Capital, LLC dated October 10, 2022. (filed as Exhibit 4.5 to Form 10-K filed on October 31, 2022).
4.5*	Convertible Promissory Note for $350,000 with 3BRT Investments dated October 31, 2022.
4.6*	Convertible Promissory Note for $28,500 with LGH Investments dated October 27, 2022.
4.7*	Convertible Promissory Note for $71,500 Platinum Point dated October 10, 2022.
4.8*	Amendment 1 Convertible Promissory Note for $15,000 with Tysadco Partners, LLC, dated September 16, 2022 (extension of maturity date).
4.9*	Amendment 1 Convertible Promissory Note for $15,000 with Tysadco Partners, LLC, dated September 22, 2022 (extension of maturity date).
4.10*	Amendment 1 Convertible Promissory Note for $30,000 with Tysadco Partners, LLC, dated September 16, 2022(extension of maturity date).
4.11*	Amendment 1 Convertible Promissory Note for $30,000 with LGH Investments, LLC, dated October 21, 2022 (extension of maturity date).
4.12*	Amendment 1 Convertible Promissory Note for $30,000 with Lucas Ventures, LLC, LLC, dated October 21, 2022 (extension of maturity date).
10.1	Securities Purchase Agreement for $165,000 with Lucas Ventures, LLC dated October 3, 2022 (filed as Exhibit 10.6 to Form 10-K filed with SEC on October 31, 2022).
10.2	Securities Purchase Agreement for $275,000 with Platinum Point Capital, LLC dated October 10, 2022 (filed as Exhibit 10.7 to Form 10-K filed with SEC on October 31, 2022).
31.1*	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: December 15, 2022	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: December 15, 2022	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)