Form 10-Q
period 2023-01-31
Digerati Technologies, Inc.
filed 2023-03-17
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
152,888,301	Common Stock $0.001 par value	March 17, 2023

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2023

i

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2023 AND JULY 31, 2022 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2023 AND 2022 (UNAUDITED)

PAGE 3-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2023 AND 2022 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2023 AND 2022 (UNAUDITED)

PAGES 6-32	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	January 31,	July 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,203	$1,509
Accounts receivable, net	828	622
Prepaid and other current assets	422	383
Total current assets	3,453	2,514

LONG-TERM ASSETS:
Intangible assets, net	13,678	15,188
Goodwill	19,380	19,380
Property and equipment, net	1,502	1,647
Other assets	448	273
Investment in Itellum	185	185
Right-of-use assets - financing	373	62
Right-of-use assets - operating	1,944	2,436
Total assets	$40,963	$41,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,645	$3,222
Accrued liabilities	9,406	9,627
Equipment financing	127	21
Convertible note payable, current, net of discount of $2,504 and $120, respectively	6,009	3,948
Note payable, current, related party, net of discount of $20 and $40, respectively	604	833
Note payable, current, net of discount of $277 and $181, respectively	11,714	870
Acquisition payable	1,000	1,000
Deferred income	1,210	931
Derivative liability	9,879	10,588
Operating lease liability, current	624	797
Total current liabilities	44,218	31,837

LONG-TERM LIABILITIES:
Note payable, net of discount $0 and $313, respectively	23,206	33,335
Convertible note payable	-	500
Equipment financing	248	43
Operating lease liability, net of current portion	1,529	1,788
Total long-term liabilities	24,983	35,666

Total liabilities	69,201	67,503

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized
Convertible Series A Preferred stock, $0.001, 1,500,000 shares designated, 25,000 and 225,000 issued and outstanding, respectively	-	-
Convertible Series B Preferred stock, $0.001, 1,000,000 shares designated, 425,442 and 425,442 issued and outstanding, respectively	-	-
Convertible Series C Preferred stock, $0.001, 1,000,000 shares designated, 55,400 and 55,400 issued and outstanding, respectively	-	-
Series F Super Voting Preferred stock, $0.001, 100 shares designated, 100 and 100 issued and outstanding, respectively	-	-
Common stock, $0.001, 500,000,000 shares authorized, 152,488,301 and 142,088,039 issued and outstanding (80,000,000 and 45,000,000,respectively, reserved in Treasury)	152	142
Additional paid in capital	92,306	89,487
Accumulated deficit	(118,153)	(113,393)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(25,694)	(23,763)
Noncontrolling interest	(2,544)	(2,055)
Total stockholders’ deficit	(28,238)	(25,818)
Total liabilities and stockholders’ deficit	$40,963	$41,685

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
OPERATING REVENUES:
Cloud software and service revenue	$7,941	$4,019	$16,071	$7,796
Total operating revenues	7,941	4,019	16,071	7,796

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	2,968	1,553	5,819	3,042
Selling, general and administrative expense	4,458	2,127	8,599	3,915
Legal and professional fees	1,074	1,175	1,630	1,749
Bad debt expense	40	2	69	15
Depreciation and amortization expense	966	481	1,919	974
Total operating expenses	9,506	5,338	18,036	9,695

OPERATING LOSS	(1,565)	(1,319)	(1,965)	(1,899)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	3,849	(3,425)	773	1,009
Loss on extinguishment of debt	-	(5,480)	-	(5,480)
Other income (expense)	10	1	456	(2)
Interest expense	(2,371)	(1,380)	(4,436)	(2,887)
Income tax expense	(27)	(41)	(77)	(119)
Total other income (expense)	1,461	(10,325)	(3,284)	(7,479)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(104)	(11,644)	(5,249)	(9,378)

Less: Net loss attributable to the noncontrolling interests	328	602	489	760
NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	224	(11,042)	(4,760)	(8,618)

Deemed dividend on Series A Convertible preferred stock	(4)	(5)	(8)	(10)
NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$220	$(11,047)	$(4,768)	$(8,628)

INCOME (LOSS) PER COMMON SHARE - BASIC	$0.00	$(0.08)	$(0.03)	$(0.06)

LOSS PER COMMON SHARE - DILUTED	$(0.01)	$(0.08)	$(0.03)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	148,702,169	139,203,973	145,880,177	138,963,449

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	262,728,841	139,203,973	145,880,177	138,963,449

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended January 31, 2023

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Preferred
	Convertible										Additional		Other
	Series A		Series B		Series C		Series F		Common		Paid-in	Accumulated	Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Income	Equity	Interest	Totals
BALANCE, July 31, 2022	225,000	-	425,442	-	55,400	-	100	-	142,088,039	$142	$89,487	$(113,393)	$1	$(23,763)	$(2,055)	$(25,818)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	23	-	-	23	-	23
Common stock issued for conversion of Convertible Series A Preferred stock	(25,000)	-	-	-	-	-	-	-	105,723	-	7	-	-	7	-	7
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	160,628	-	21	-	-	21	-	21
Common stock issued for debt extension	-	-	-	-	-	-	-	-	2,060,000	2	247	-	-	249	-	249
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	650,000	1	94	-	-	95	-	95
Dividends accrued	-	-	-	-	-	-	-	-	-	-	(4)	-	-	(4)	-	(4)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,984)	-	(4,984)	(161)	(5,145)
BALANCE, October 31, 2022	200,000	-	425,442	-	55,400	-	100	-	145,064,390	145	$89,875	$(118,377)	$1	$(28,356)	$(2,216)	$(30,572)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	23	-	-	23	-	23
Common stock issued for conversion of Convertible Series A Preferred stock	(175,000)	-	-	-	-	-	-	-	749,327	1	49	-	-	50	-	50
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	9,677	-	1	-	-	1	-	1
Common stock issued for debt extension	-	-	-	-	-	-	-	-	1,000,000	1	90	-	-	91	-	91
Common stock issued for debt conversion and settlement	-	-	-	-	-	-	-	-	1,500,000	1	74	-	-	75	-	75
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	4,164,907	4	256	-	-	260	-	260
Dividends accrued	-	-	-	-	-	-	-	-	-	-	(4)	-	-	(4)	-	(4)
Warrant issued with debt - debt discount	-	-	-	-	-	-	-	-	-	-	667	-	-	667	-	667
Beneficial conversion feature on convertible debt - debt discount	-	-	-	-	-	-	-	-	-	-	1,275	-	-	1,275	-	1,275
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	224	-	224	(328)	(104)
BALANCE, January 31, 2023	25,000	-	425,442	-	55,400	-	100	-	152,488,301	$152	$92,306	$(118,153)	$1	$(25,694)	$(2,544)	$(28,238)

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended January 31, 2022

(In thousands, except for share amounts, unaudited)

	Equity Digerati’s Shareholders
	Preferred
	Convertible										Additional		Other
	Series A		Series B		Series C		Series F		Common		Paid-in	Accumulated	Comprehensive	Stockholders	Noncontrolling
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Deficit	Income	Deficit	Interest	Totals
BALANCE, July 31, 2021	225,000	-	425,442	-	55,400	-	100	-	138,538,039	$139	$89,100	$(105,380)	$1	$(16,140)	$(714)	$(16,854)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	24	-	-	24	-	24
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	600,000	-	38	-	-	38	-	38
Dividends accrued	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net loss	-	-	-	-	-	-	-	-	-	-	-	2,424	-	2,424	(158)	2,266
BALANCE, October 31, 2021	225,000	-	425,442	-	55,400	-	100	-	139,138,039	$139	$89,157	$(102,956)	$1	$(13,659)	$(872)	$(14,531)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	23	-	-	23	-	23
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	600,000	-	-	-	-	-	-	-
Dividends accrued	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,042)	-	(11,042)	(602)	(11,644)
BALANCE, January 31, 2022	225,000	-	425,442	-	55,400	-	100	-	139,738,039	$139	$89,175	$(113,998)	$1	$(24,683)	$(1,474)	$(26,157)

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended January 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,249)	$(9,378)
Adjustments to reconcile net loss to cash (used in)/provided by operating activities:
Depreciation and amortization expense	1,919	974
Stock compensation and warrant expense	46	47
Bad debt expense	69	15
Amortization of Right-of-Use Assets	546	92
Amortization of debt discount	850	1,605
(Gain) loss on derivative liabilities	(773)	(1,009)
Loss on extinguishment of debt	-	5,480
(Gain) on settlement of conversion premium on Notes	(466)	-
Accrued interest added to principal	-	40
Debt extension fee charged to interest expense	418	-
Common stock issued for debt extension charged to interest expense	340	-
Changes in operating assets and liabilities:
Accounts receivable	(275)	110
Prepaid expenses and other current assets	(57)	(12)
Inventory	18	27
Other Assets	(175)	-
Right of use operating lease liability	(446)	(92)
Accounts payable	404	484
Accrued expenses	550	631
Deferred income	279	(17)
Net cash used in operating activities	(2,002)	(1,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(264)	(65)
Proceeds from Nexogy	-	162
Acquisition of VoIP assets, net of cash received	-	(4,100)
Net cash used in investing activities	(264)	(4,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from convertible debt, net of original issuance cost and discounts	3,990	707
Borrowings from debt, net of original issuance cost and discounts	-	6,000
Proceeds from the exercise of warrants	22	-
Borrowings from related party notes, net of original issuance cost and discounts	250	-
Principal payments on debt, net	(250)	-
Principal payments on convertible debt, net	(500)	-
Principal payments on related party notes, net	(499)	(328)
Principal payment on equipment financing	(53)	(18)
Net cash provided by financing activities	2,960	6,361

INCREASE IN CASH AND CASH EQUIVALENTS	694	1,355
CASH AND CASH EQUIVALENTS, beginning of period	1,509	1,489

CASH AND CASH EQUIVALENTS, end of period	$2,203	$2,844

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,945	$861

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued interest rolled into principal	$723	$319
Incentive earnout adjustment on Active PBX acquisition	$-	$121
Debt discount from common stock issued with debt	$355	$38
Debt discount from derivative liabilities	$64	$60
Debt discount from warrant issuances	$667	$-
Beneficial conversion feature on convertible note	$1,275	$-
Common stock issued for debt conversion and settlement	$75	$-
Common Stock issued for the conversion of Preferred Stock Series A	$57	$-
Dividends accrued	$8	$10
Day 1 (one) recognition of Right-of-use Assets	$365	$-

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Description of Business

Unless otherwise indicated or the context otherwise requires, references in this subsection to “we,” “us,”, “our”, “the Company”, and other similar terms refer to Digerati and its subsidiaries prior to the Business Combination and to New Digerati and its consolidated subsidiaries after giving effect to the Business Combination.

Digerati Technologies, Inc., a Nevada corporation, through its operating subsidiaries in Texas, Florida and California that includes Shift8 Networks, Inc., dba, T3 Communications, T3 Communications, Inc. (both referred to herein as “T3”), Nexogy Inc., and NextLevel Internet, Inc., provides cloud services specializing in Unified Communications as a Service (“UCaaS”) and broadband connectivity solutions for the business market. Digerati’s product line includes a portfolio of Internet-based telephony products and services delivered through its cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud WAN solutions (SD WAN). Digerati provides enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Digerati’s UCaaS or cloud communication services include fully hosted IP/PBX, video conferencing, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™. Digerati’s broadband connectivity solutions for the delivery of digital oxygen are designed for reliability, business continuity and to optimize bandwidth for businesses using Digerati’s cloud communication services and other cloud-based applications.

Recently, the Company announced its plan to consolidate the Company’s operating subsidiaries - T3 Communications, Inc., Nexogy, Inc., and NextLevel Internet, Inc. – into a single operating company under the new name of Verve Cloud, Inc. It is expected that the new name and brand will be fully implemented across the Company’s products and services before the end of Digerati’s fiscal year-end on July 31, 2023.

Basis of presentation and consolidation

The accompanying unaudited interim consolidated financial statements of Digerati Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the year ended July 31, 2022, contained in the Company’s Form 10-K filed on October 31, 2022, have been omitted.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets of the Company.

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

	Three months ended		Six months ended
	January 31,		January 31,
(in thousands, except per share data)	2023	2022	2023	2022
NUMERATOR:
NET INCOME (LOSS)	220	(11,047)	(4,768)	(8,628)
DENOMINATOR:
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	148,702,169	139,203,973	145,880,177	138,963,449
	$0.00	$(0.08)	$(0.03)	$(0.06)

	Three months ended		Six months ended
	January 31,		January 31,
(in thousands, except per share data)	2023	2022	2023	2022
NUMERATOR:
NET INCOME (LOSS)	$220	$(11,047)	$(4,768)	$(8,628)
Less: adjustments to net income	(3,482)	-	-	-
NET INCOME (LOSS) - DILUTED SHARES OUTSTANDING CALCULATION	$(3,262)	$(11,047)	$(4,768)	$(8,628)
DENOMINATOR:
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	148,702,169	139,203,973	145,880,177	138,963,449
Warrants and Options to purchase common stock	114,026,672	-	-	-
Convertible Debt	-	-	-	-
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	262,728,841	139,203,973	145,880,177	138,963,449
LOSS PER COMMON SHARE - DILUTED	$(0.01)	$(0.08)	$(0.03)	$(0.06)

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022

Convertible Preferred Shares	61,078,654	56,645,216	61,078,654	56,645,216
Convertible Debt	77,735,744	26,653,354	77,735,744	26,653,354
Total	138,814,398	83,298,570	138,814,398	83,298,570

Treasury Shares

As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 80,000,000 treasury shares for consideration for future conversions and exercise of warrants, for convertible notes with fixed conversion price, notes with variable conversion feature with a floor and warrants with a conversion price floor. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of January 31, 2023, we believe that the treasury shares reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

Customers and Suppliers

We rely on various suppliers to provide services in connection with our VOIP and UCaaS offerings. Our customers include businesses in various industries including Healthcare, Banking, Financial Services, Legal, Real Estate, and Construction. We are not dependent upon any single supplier or customer.

During the six months ended January 31, 2023, and 2022, the Company did not derive revenues of 10% or more from any single customer.

As of January 31, 2023 and July 31, 2022, the Company did not have outstanding accounts receivable of 10% or more from any single customer.

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

Service Revenue

Service revenue from subscriptions to the Company’s cloud-based technology platform is recognized over time on a rateable basis over the contractual subscription term beginning on the date that the platform is made available to the customer. Payments received in advance of subscription services being rendered are recorded as deferred revenue. Usage fees, either bundled or not bundled, are recognized when the Company has a right to invoice. Professional services for configuration, system integration, optimization, customer training and/or education are primarily billed on a fixed-fee basis and are performed by the Company directly. Alternatively, customers may choose to perform these services themselves or engage their own third-party service providers. Professional services revenue is recognized over time, generally as services are activated for the customer.

Product Revenue

The Company recognizes product revenue for telephony equipment at a point in time, when transfer of control has occurred, which is generally upon delivery. Sales returns are recorded as a reduction to revenue estimated based on historical data.

Disaggregation of Cloud-based hosted revenues.

Summary of disaggregated revenue is as follows (in thousands):

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2023	2022	2023	2022

Cloud software and service revenue	$7,840	$3,966	$15,917	$7,669
Product revenue	101	53	154	127
Total operating revenues	$7,941	$4,019	$16,071	$7,796

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of January 31, 2023 and July 31, 2022 was $5,189 and $6,701, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of January 31, 2023 and July 31, 2022 was $347,177 and $66,167, respectively.

Customer deposits

The Company in some instances requires customers to make deposits for last month of services, equipment, installation charges and training. As equipment is installed and training takes places the deposits are then applied to revenue. The deposit for the last month of services is applied to any outstanding balances if services are cancelled. If the customer’s account is paid in full, the Company will refund the full deposit in the month following service termination. As of January 31, 2023 and July 31, 2022, Digerati’s customer deposits balance was $859,733 and $864,345, respectively. The customer deposit balance is included as part of deferred income on the consolidated balance sheets.

Costs to Obtain a Customer Contract

Direct incremental costs of obtaining a contract, consisting of sales commissions are deferred and amortized over the estimated life of the customer, which currently averages 36 months. The Company calculates the estimated life of the customer on an annual basis. The Company classifies deferred commissions as prepaid expenses or other noncurrent assets based on the timing of when it expects to recognize the expense. As of January 31, 2023, the Company has $490,858 in deferred commissions/contract costs. Sales commissions expensed for the six months ended January 31, 2023 and 2022 were $1,327,284 and $654,070, respectively. The cost to obtain customer contract balance is included as part of prepaid expenses and other assets on the consolidated balance sheets.

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

Our derivative liabilities as of January 31, 2023 and July 31, 2022 were approximately $9,879,046 and $10,587,717, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

		Fair value measurements at reporting date using.
		Quoted prices in active markets for identical liabilities	Significant other observable inputs	Significant unobservable inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Derivative liability at July 31, 2022	$10,587,717	-	-	$10,587,717

Derivative liability at January 31, 2023	$9,879,046	-	-	$9,879,046

The fair market value of all derivatives during the year ended July 31, 2022 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	63.32% - 250.19%
Risk-free interest rate	0.03% - 2.98%
Expected term	0.05 - 9.50 years

The fair market value of all derivatives during the six months ended January 31, 2023 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	66.27% - 200.44%
Risk-free interest rate	3.52% - 4.70%
Expected term	0.08 – 7.80 years

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2022	$10,587,717
Derivative from new convertible promissory notes recorded as debt discount	63,805
Derivative gain	(772,476)
Balance at January 31, 2023	$9,879,046

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

On May 1, 2018, T3 Communications, Inc. (“T3”), a Nevada Corporation, entered into a Stock Purchase Agreement (“SPA”), whereby in an exchange for $250,000, T3 agreed to sell to the buyers 199,900 shares of common stock equivalent to 19.99% of the issued and outstanding common shares of T3. The $250,000 of the cash received under this transaction was recognized as an adjustment to the carrying amount of the noncontrolling interest and as an increase in additional paid-in capital in T3. At the option of the Company, and for a period of five years following the date of the SPA, the 199,900 shares of common stock in T3 may be converted into Common Stock of Digerati at a ratio of 3.4 shares of DTGI Common stock for everyone (1) share of T3 at any time after the DTGI Common Stock has a current market price of $1.50 or more per share for 20 consecutive trading days.

For the six months ended January 31, 2023 and 2022, the Company accounted for a noncontrolling interest of approximately $489,000 and $760,000, respectively. Additionally, one of the buyers serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

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

NOTE 2 – GOING CONCERN

Financial Condition

The Company’s consolidated financial statements for the six months ending January 31, 2023, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, the Company has incurred net losses and accumulated a deficit of approximately $118,153,000 and a working capital deficit of approximately $40,765,000 which raise substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Management believes that available resources as of January 31, 2023 will not be sufficient to fund the Company’s operations and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

We require cash to meet our interest payments to Post Road (as defined below), capital expenditure needs, and operational cash flow needs. The Company anticipates issuing additional equity or entering into additional Convertible Notes to secure the funding required to meet these cash needs. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, the Company may not be able to meet its interest payments, capital expenditures and operational needs. As a result, the Company will be required to negotiate with its lender the terms of the current financing agreements, in addition to postponing the timing of deployment of its capital expenditures and extending the timing of the operational cash needs.

In November 2020, the Company and T3 and T3’s subsidiaries (T3 and its subsidiaries, collectively, “the T3 Nevada Parties”) entered into a credit agreement (the “Credit Agreement”) with Post Road Administrative LLC and its affiliate Post Road Special Opportunity Fund II LLP (collectively, “Post Road”). The Company is a party to certain sections of the Credit Agreement. Next Level Internet, Inc. became a T3 Nevada Party in February 2022.

The Credit Agreement contains customary representations, warranties, and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operation of the business and properties of the loan parties as well as financial performance. Below are key covenants requirements, (measured quarterly) beginning with the quarter ended April 30, 2023:

●	Maximum Allowed - Senior Leverage Ratio of 6.18 to 1.00

●	Minimum Allowed - EBITDA of $ 4,565,009

●	Minimum Allowed - Liquidity of $2,000,000

●	Maximum Allowed - Capital Expenditures of $175,000 (Quarterly)

●	Minimum Allowed - Fixed Charge Coverage Ratio of 1.00 to 1.00

●	Maximum Allowed - Churn of 3.00% at any time

On December 15, 2022, the lender agreed to forbear from exercising its remedies in connection with the financial covenants that were not complied with during the quarter ended October 31,2022, as well as certain other specified defaults, until December 23, 2022 or such later date as agreed to in writing by the lender.

On February 3, 2023, the Company, the T3 Nevada Parties, and Post Road entered into a Consent, Limited Waiver and Fourth Amendment to Credit Agreement and Amendment to Notes (the “Fourth Amendment”). Among other things, the Fourth Amendment revises each of the six financial covenants set forth in Section 11.12 of the Credit Agreement (related to maximum leverage, minimum liquidity, minimum EBITDA, maximum capital expenditures, minimum interest coverage (a provision that replaces the minimum fixed charge coverage ratio provision), and maximum churn). In addition, pursuant to the Fourth Amendment, none of the financial covenants contained in Section 11.12 of the Credit Agreement, as amended by the Fourth Amendment, other than minimum liquidity of $1,000,000, which was tested and met as of January 31, 2023. The Fourth Amendment provides that these revised financial covenants will be null and void if the Merger (as defined in Note 12) does not close by February 28, 2023 (the “Merger Outside Closing Date”), in which case the financial covenants in effect under Section 11.12 of the Credit Agreement immediately prior to the Fourth Amendment shall apply and be deemed effective.

Pursuant to the Fourth Amendment, Post Road agreed to waive each and all of the Specified Defaults (as defined in the Fourth Amendment). Post Road’s waiver of the Specified Defaults are contingent on the Merger closing on or before the Merger Outside Closing Date and no events of default (other than the Specified Defaults) or any condition or event that, with the giving of notice or the lapse of time or both, would constitute an event of default, existing under the Credit Agreement on the Merger closing date.

In addition, the Credit Agreement permits T3 to defer until the respective maturity dates of the Notes the payment of accrued and unpaid interest otherwise due and payable. The Fourth Amendment amends the Credit Agreement and the Notes to revise the interest rate payable by T3 including pursuant to the deferral of the interest payments.

On March 13, 2023, the Company, the T3 Nevada Parties, and Post Road entered into the Fifth Amendment to its Credit Agreement, with an effective date of February 28, 2023, which specifically revises the Merger Outside Closing Date, replacing the “February 28, 2023” date with “April 28, 2023,” without amending, supplementing or otherwise modifying any other terms, or any of the conditions, set forth in the Credit Agreement.

While Digerati, the parent company of T3, is not subject to these financial covenants, they have had and will continue to have a material impact on T3 expenditures and ability to raise funds.

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

T3’s obligations under the Credit Agreement are secured by a first-priority security interest in all of the assets of T3 and guaranteed by the other subsidiaries of the Company pursuant to the Guaranty and Collateral Agreement, dated November 17, 2020, subsequently amended on December 31, 2021, February 4, 2022, December 15, 2022, and February 3, 2023 by and among T3, the Company’s other subsidiaries, and Post Road Administrative LLC (the “Guaranty and Collateral Agreement”). In addition, T3’s obligations under the Credit Agreement are, pursuant to a Pledge Agreement (the “Pledge Agreement”), secured by a pledge of a first priority security interest in T3’s 100% equity ownership of each of T3’s operating companies.

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

As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of January 31, 2023, our total liabilities were approximately $69,201,000, which included $9,879,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

The Company’s consolidated financial statements as of January 31, 2023 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at January 31, 2023 and July 31, 2022:

	Gross Carrying	Accumulated	Net Carrying
January 31, 2023	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(40,000)	-
Customer relationships, 7 years	10,947,262	(3,311,947)	7,635,315
Trademarks, 7 & 10 years	7,148,000	(1,456,725)	5,691,275
Non-compete, 2 & 3 years	931,000	(619,583)	311,417
Marketing & Non-compete, 5 years	800,263	(759,985)	40,278
Total Definite-lived Intangible Assets	20,016,525	(6,338,240)	13,678,285
Goodwill	19,380,080	-	19,380,080
Balance, January 31, 2023	$39,396,605	$(6,338,240)	$33,058,365

	Gross Carrying	Accumulated	Net Carrying
July 31, 2022	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(36,684)	3,316
Customer relationships, 7 years	10,947,262	(2,573,052)	8,374,210
Trademarks, 7 & 10 years	7,148,000	(993,806)	6,154,194
Non-compete, 2 & 3 years	931,000	(394,583)	536,417
Marketing & Non-compete, 5 years	800,263	(679,980)	120,283
Total Definite-lived Intangible Assets	20,016,525	(4,828,105)	15,188,420
Goodwill	19,380,080	-	19,380,080
Balance, July 31, 2022	$39,396,605	$(4,828,105)	$34,568,500

Total amortization expense for the six months ended January 31, 2023 and 2022 was $1,510,134 and $867,480, respectively.

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

During the six months ended January 31, 2023 and 2022, the Company did not issue any new stock options.

The Company recognized approximately $45,793 and $46,788, respectively, in stock-based compensation expense for stock options to employees for the six months ended January 31, 2023 and 2022. Unamortized compensation stock option cost totaled $52,179 and $149,047, respectively, as of January 31, 2023 and 2022.

A summary of the stock options outstanding as of January 31, 2023 and July 31, 2022, and the changes during the six months ended January 31, 2023 are presented below:

		Weighted average exercise	Weighted average remaining contractual
	Options	price	term (years)
Outstanding at July 31, 2022	9,130,000	$0.17	2.39
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(1,355,000)	0.35	-
Outstanding on January 31, 2023	7,775,000	$0.12	2.24
Exercisable on January 31, 2023	6,756,246	$0.13	2.15

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 7,775,000 and 9,130,000 stock options outstanding as of January 31, 2023 and July 31, 2022, was $172,326 and $191,722, respectively.

The aggregate intrinsic value of 6,764,444 and 7,551,179 stock options exercisable on January 31, 2023 and July 31, 2022 was $125,970 and $110,380, respectively.

NOTE 5 – WARRANTS

During the six months ended January 31, 2023, the Company issued 13,534,535 warrants under promissory notes in which the warrants vested at the time of issuance. The warrants have an expiration term of five (5) years with an exercise price of $0.1195. Under the Black-Scholes valuation method, the relative fair market value of the warrants at time of issuance was approximately $666,971 and was recognized as a discount on the promissory notes. The company will amortize the debt discount as interest expense over 12 months.

The Company did not issue any warrants during the six months ended January 31, 2022.

A summary of the warrants outstanding as of January 31, 2023 and July 31, 2022, and the changes during the six months January 31, 2023, are presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at July 31, 2022	108,841,179	$0.01	8.21
Granted	13,534,535	0.12	4.86
Exercised	(170,298)	$0.13	-
Forfeited and cancelled	(749,702)	$0.32	-
Outstanding on January 31, 2023	121,455,714	$0.02	7.44
Exercisable on January 31, 2023	94,530,240	$0.03	7.36

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 121,455,714 and 108,841,179 warrants outstanding as of January 31, 2023 and July 31, 2022, was $8,422,232 and $9,002,606, respectively.

The aggregate intrinsic value of 94,530,240 and 81,615,885 warrants exercisable on January 31, 2023 and July 31, 2022 was $6,316,674 and $6,757,037, respectively.

NOTE 6 – NOTES PAYABLE NON-CONVERTIBLE

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. The maturity date was extended multiple times and on February 16, 2023 the lender agreed to extend the maturity until June 30, 2023. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. The outstanding balance as of January 31, 2023 and July 31, 2022 was $50,000.

Credit Agreement and Notes

Pursuant to the Credit Agreement (as defined in Note 2), Post Road will provide T3 with a secured loan of up to $20,000,000 (the “Loan”), with initial loans of $10,500,000 pursuant to the issuance of a Term Loan A Note and $3,500,000 pursuant to the issuance of a Term Loan B Note, each funded on November 17, 2020, and an additional $6,000,000 in loans, in increments of $1,000,000 as requested by T3 before the 18 month anniversary of the initial funding date to be lent pursuant to the issuance of a Delayed Draw Term Note. After payment of transaction-related expenses and closing fees of $964,000, net proceeds to the Company from the Note totaled $13,036,000. The Company recorded these discounts and cost of $964,000 as a discount to the Notes and will be amortized as interest expense over the term of the notes.

During the six months ended January 31, 2023, the total debt discount for the Term Loan A Note and the Term Loan B Note was fully amortized. The total debt discount outstanding on the notes as of January 31, 2023 and July 31, 2022 was $0.

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

On December 20, 2021, T3 and Post Road entered into an amendment to the Credit Agreement (the “First Amendment”) in connection with which T3 issued an Amended and Restated Term Loan A Note (the “A&R Term Loan A Note”) in replacement of the Term Loan A Note. Under the First Amendment, the Term Loan B Note principal of $3,500,000, accrued interest of $187,442, and amendment fee of $1,418,744 were recapitalized under the revised A&R Term Loan A Note.

Pursuant to the First Amendment, the additional proceeds of $6,000,000 were used to fund the acquisition of the assets of Skynet Telecom LLC (“Skynet”) and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the First Amendment. The Company evaluated the amendment and the recapitalization of the notes and accounted for these changes as an extinguishment of debt and recognized a loss on extinguishment of debt of $5,479,865, the loss is composed of the full amortization debt discount of $4,061,121, and the amendment fees of $1,418,744.

The A&R Term Loan A Note has a maturity date of November 17, 2024, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). The principal balance and accrued PIK interest outstanding on the A&R Term Loan was $23,206,436 and $22,168,515 as of January 31, 2023 and July 31, 2022, respectively, and had accrued PIK interest outstanding of $1,037,921 and $530,672, respectively.

On February 4, 2022, T3 and Post Road entered into a Joinder and Second Amendment to Credit Agreement (the “Joinder and Second Amendment”) in connection with which T3 issued a Term Loan C Note. Pursuant to the Joinder and Second Amendment, Post Road provided T3 with a secured loan of $10,000,000. The proceeds of $10,000,000 were used to fund the acquisition of Next Level Internet, Inc. (“Next Level” or “NLI”) and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Joinder and Second Amendment. At issuance the Company recognized $250,000 in OID and $220,000 in debt issuance. The total unamortized debt discount was $156,668 and $313,334 as of January 31, 2023 and July 31, 2022, respectively. The principal balance on the Term Loan C Note was $10,000,000 as of January 31, 2023 and July 31, 2022 and had accrued PIK interest outstanding of $414,903 and $199,413, respectively.

The Term Loan C Note has a maturity date of August 4, 2023, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%).

For further details regarding the Credit Agreement, as amended through February 3, 2023, please see the section of Note 2 titled “Management Plans to Continue as a Going Concern.”

Promissory Notes – Next Level Internet Acquisition

On February 4, 2022, as per the acquisition of Next Level, the Company entered into two unsecured promissory notes (the “Unsecured Adjustable Promissory Notes”) for $1,800,000 and $200,000, respectively. The notes are payable in eight equal quarterly installments in the aggregate amount of $250,000 each commencing on June 4, 2022, through and including March 7, 2024, with a base annual interest rate of 0% and a default annual interest rate of 18%. The amount owed is subject to change based on certain revenue milestones required to be achieved by Next Level. At issuance, the Company fair valued the notes and recognized a debt discount of $241,000 which is amortized over the term of the notes. The Company amortized $60,250 to interest expense during the six months ended January 31, 2023. Total unamortized debt discount on the notes as of January 31, 2023 and July 31, 2022 was $120,500 and $180,750, respectively. The total principal balance outstanding as of January 31, 2023 and July 31, 2022 on the Unsecured Adjustable Promissory Notes was $1,526,125 and $1,750,000, respectively.

On January 3, 2023, the Company amended its forbearance agreement with the Noteholders and agreed to pay the deferred payment, together with interest at the rate of 18% per annum (based upon the number of days elapsed between the date the deferred payment is scheduled for payment under the Notes and the date the deferred payment is actually paid and a year of 360 days) and extension fees of $7,500 on or before February 28, 2023 (the period from the effective date through February 28, 2023). This deferral of payment resulted in an additional principal added to the balance of $26,125, which consisted of the extension fee of $7,500 and interest expense of $18,625.

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 29, 2022, the Company entered into a $100,000 promissory note, with the Company’s president, Derek Gietzen, with a maturity date of January 12, 2023, and annual interest rate of 12%. On January 17, 2023, the Company paid the total principal outstanding of $100,000, plus accrued interest.

On October 4, 2022, the Company entered into a $150,000 promissory note, with the Company’s president, Derek Gietzen, with a maturity date of October 15, 2022, and annual interest rate of 11%. On October 17, 2022, the Company paid the total principal outstanding of $150,000, plus accrued interest.

During the six months ended January 31, 2023 and 2022, the Company provided VoIP Hosted and fiber services to a Company owned by one of the Board members of T3 for $79,155 and $94,815, respectively.

On November 17, 2020, as a result of the of the acquisition of the assets of ActiveServe, Inc. (“ActiveServe”), the two sellers became related parties as they continued to be involved as consultants to manage the customer relationship, the Company paid on an annual basis $90,000 to each of the consultants. These agreements expired, and the parties agreed not to extend. As of January 31, 2023, there’s no balance outstanding under the consulting agreements. In addition, part of the Purchase Price is payable in 8 equal quarterly payments to the sellers. During the six months ended January 31, 2023, the Company paid $148,897 of the principal balance outstanding. The total principal outstanding on the notes as of January 31, 2023 and July 31, 2022 was $123,603 and $272,500, respectively.

On December 31, 2021, as a result of the of the acquisition of Skynet’s assets, the two sellers became related parties as they continued to be involved as consultants for 12 months to manage the customer relationship. The Company will pay $100,000 to each of the consultants on an annual basis. As of January 31, 2023, there were no outstanding balances owed to the consultants. Part of the Purchase Price of $600,000 (the “Earn-out Amount”) was retained by the Company and will be paid to Seller in six equal quarterly payments. An additional $100,000 (the “Holdback Amount”) was retained by the Company and will be paid to Seller in accordance with the Skynet asset purchase agreement. During the six months ended January 31, 2023, the Company paid $100,000 of the principal balance outstanding. The Company amortized $19,842 and $0 of debt discount as interest expense during the six months ended January 31, 2023 and January 31, 2022, respectively. The total debt discount outstanding as of January 31, 2023 and July 31, 2022, was $19,843 and $39,686, respectively. The total balance outstanding on the Earn-out Amounts as of January 31, 2023 and July 31, 2022, was $500,000 and $600,000, respectively.

Acquisition Payable – Skynet

As part of the acquisition of Skynet’s assets, the Company will pay to the seller a $1,000,000 (the “Share Payment”) by issuance of restricted shares of the Company’s common stock to the owners. On September 1, 2022, the Company and sellers amended the Asset Purchase Agreement. In accordance with the amended agreement, the Share Payment will be made via the issuance of shares on the earlier of (i) the effective date of that certain Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on August 11, 2021 (in which case the stock will be valued at the price set forth in the prospectus that is a part of such Registration Statement, without underwriter discounts) and (ii) April 30, 2023 (in which case the stock will be valued at the average of the last transaction price on the OTCQB for each of the 10 trading days immediately preceding such issuance date). On December 5, 2022 and March 9, 2023, the Asset Purchase Agreement was amended. The payments due will be extended until the closing of the merger with Minority Equality Opportunities Acquisition (“MEOA”) which is expected to close by April 28, 2023. The total principal balance outstanding on the acquisitions payable as of January 31, 2023 and July 31, 2022, was $1,000,000.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At January 31, 2023 and July 31, 2022, convertible notes payable consisted of the following:

	January 31,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2023	2022

On October 13, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $330,000, an annual interest rate of 8%, and an original maturity date of October 13, 2021. The maturity date was later extended until December 15, 2021, and subsequently the maturity date was extended until July 31, 2022. On September 28, 2022, the lender agreed to extend the maturity date until February 28, 2023. After payment of transaction-related expenses and closing fees of $32,000, net proceeds to the Company from the Note totaled $298,000. The Company recorded $32,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the note, the Company issued 1,000,000 shares of our Common Stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $45,003 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $134,423 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of January 31, 2023 and July 31, 2022 was $0. The total principal balance outstanding as of January 31, 2023 and July 31, 2022, was $165,000. The Company is currently working on amending its Convertible Promissory Note with the Noteholder to extend the maturity date. However, as of the date of this filing, the Company cannot assure that the extension of the maturity date will be granted. (See below variable conversion terms No.1)	$165,000	$165,000

On January 27, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, an annual interest rate of 8%, and a maturity date of January 27, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our Common Stock to the note holder, and at the time of issuance, the Company recognized the relative fair market value of the shares of $24,368 as debt discount, which will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $44,368 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.05 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On January 27, 2022, the lender agreed to extend the maturity date until July 31, 2022. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $25,000. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt of $25,000 and charged to interest expense at the time of the extension. On August 1, 2022, the lender agreed to extend the maturity date until January 31, 2023. As consideration for the extension on the note, the Company agreed to add $50,000 to the principal amount outstanding and charged the total to interest expense, in addition, the Company issued 300,000 shares of Common Stock with a market value of $28,740 and charged the total to interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of the amendment date, the total unamortized discount on the Note was $0. The total unamortized discount on the Note as of January 31, 2023 and July 31, 2022 was $0 and $0, respectively. The total principal balance outstanding as of January 31, 2023 and July 31, 2022 was $325,000 and $275,000, respectively.	325,000	275,000

On April 14, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, an annual interest rate of 8%, and a maturity date of April 14, 2022. In connection with the execution of the note, the Company issued 500,000 shares of our Common Stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $63,433 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $96,766 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On April 14, 2022, the lender agreed to extend the maturity date until October 14, 2022. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $25,000. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt of $25,000 and charged to interest expense at the time of the extension. On September 16, 2022, the lender agreed to extend the maturity date until April 14, 2023. As consideration for the extension on the note, the Company agreed to add $50,000 to the principal amount outstanding and charged the total to interest expense. In addition, the Company issued 300,000 shares of Common Stock with a market value of $35,400 and charged the total to interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of the amendment date, the total unamortized discount on the Note was $0. The total unamortized discount on the Note as of January 31, 202, and July 31, 2022 was $0. The total principal balance outstanding as of January 31, 2023 and July 31, 2022 was $325,000 and $275,000, respectively.	325,000	275,000

On August 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, an annual interest rate of 8% (and a default interest rate of 20%), and a maturity date of August 31, 2022. In connection with the execution of the note, the Company issued 150,000 shares of our Common Stock to the note holder, and at the time of issuance, the Company recognized the relative fair market value of the shares of $13,635 as debt discount, which will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the Common Stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On September 14, 2022, the lender agreed to extend the maturity date until February 28, 2023. As consideration for the extension on the note, the Company agreed to add $15,000 to the principal amount outstanding and charged the total to interest expense. In addition, the Company issued 90,000 shares of Common Stock with a market value of $10,845 and charged the total to interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of the amendment date, the total unamortized discount on the Note was $0. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The Company amortized $1,136 as interest expense during the six months ended January 31, 2023 The total unamortized discount on the Note as of January 31, 2023 and July 31, 2022 was $0 and $1,136, respectively. The total principal balance outstanding as of January 31, 2023 and July 31, 2022 was $90,000 and $75,000, respectively.	90,000	75,000

On September 29, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, an annual interest rate of 8%, a default interest rate of 20%, and a maturity date of September 29, 2022. In connection with the execution of the note, the Company issued 150,000 shares of our Common Stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $10,788 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the Common Stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On September 16, 2022, the lender agreed to extend the maturity date until March 29, 2023. As consideration for the extension on the note, the Company agreed to add $15,000 to the principal amount outstanding and charged the total to interest expense, in addition, the Company issued 90,000 shares of Common Stock with a market value of $10,620 and charged the total to interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of the amendment date, the total unamortized discount on the Note was $0. The Company amortized $1,798 as interest expense during the six months ended January 31, 2023. The total unamortized discount on the Note as of January 31, 2023 and July 31, 2022 was $0 and $1,798, respectively The total principal balance outstanding as of January 31, 2023 and July 31, 2022 was $90,000 and $75,000, respectively.

90,000	75,000

On October 22, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $150,000, an annual interest rate of 8% (and a default interest rate of 20%), and a maturity date of October 22, 2022. In connection with the execution of the note, the Company issued 300,000 shares of our Common Stock to the note holder, and at the time of issuance, the Company recognized the relative fair market value of the shares of $13,965 as debt discount, which will be amortized to interest expense during the term of the promissory note. The Holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the Common Stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On September 16, 2022, the lender agreed to extend the maturity date until April 29, 2023. As consideration for the extension on the note, the Company agreed to add $30,000 to the principal amount outstanding and charged the total to interest expense. In addition, the Company issued 180,000 shares of Common Stock with a market value of $21,240 and charged the total to interest expense. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of the amendment date, the total unamortized discount on the Note was $0. The Company amortized $3,491 as interest expense during the six months ended January 31, 2023. The total unamortized discount on the Note as of January 31, 2023 and July 31, 2022 was $0 and $3,491, respectively. The total principal balance outstanding as of January 31, 2023 and July 31, 2022 was $180,000 and $150,000, respectively.

180,000	150,000

On February 4, 2022, as part the acquisition of NLI, the Company entered into two unsecured convertible promissory notes (the “Unsecured Convertible Promissory Notes”) for $1,800,000 and $200,000, respectively. The notes are payable in eight equal quarterly installments in the aggregate amount of $250,000 with the first payment commencing on April 30, 2022 , through and including January 31, 2024. The Notes have a base annual interest rate of 0% and a default annual interest rate of 18%. The Sellers have a one-time right to convert all or a portion of the Convertible Notes commencing on the six-month anniversary of the notes being issued and ending 30 days after such six-month anniversary. The conversion price means an amount equal to the volume weighted average price per share of Stock on the Nasdaq Stock Market for the ten (10) consecutive trading days on which the conversion notice is received by the Company. However, if the stock is not then listed for trading on the Nasdaq Stock Market, the Conversion Price shall be the volume weighted average transaction price per share reported by the OTC Reporting Facility for the ten (10) consecutive trading days immediately preceding the date on which such Conversion Notice is received by the Company. The Company analyzed the Notes for derivative accounting consideration and determined that since the notes are convertible on the six-month anniversary from issuance and ending 30 days after such six-month anniversary, it does not require to be accounted as a derivative instrument. At inception of the notes, the Company recognized the fair market value of the conversion on the notes of $2,382,736, and recognized $117,264 in debt discount, which was amortized over the conversion period. As of the six months ended January 31, 2023, the conversion option on the notes ended, and the Company recognized $466,086 as other income for the settlement of the conversion option. During the six months ended January 31, 2023, the Company made two principal payments totaling of $500,000. The total principal balance outstanding on the Unsecured Convertible Promissory Notes as of January 31, 2023 and July 31, 2022 was $1,250,000 and $2,250,000, respectively. The total unamortized debt discount on the notes as of January 31, 2023 and July 31, 2022 was $0 and $33,914, respectively.

1,250,000	2,250,000

On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, an annual interest rate of 8%, and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the Note. In connection with the execution of the Note, the Company issued 300,000 shares of our Common Stock to the note holder and recorded $30,446 as debt discount and amortized over the term of the Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. Upon the occurrence of an Event of Default, the outstanding balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. On October 21, 2022, the holder agreed to extend the maturity date until January 31, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of Common Stock with a fair market value of $36,330. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt for both the $30,000 increase in principal and $36,330 fair value of shares issued and charged the total $66,330 to interest expense at the time of the extension. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the Note needs to be classified as a derivative instrument. On January 30, 2023, the holder agreed to extend the maturity date until May 30, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of Common Stock with a fair market value of $26,910. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. The total unamortized discount on the Note as of January 31, 2023 and July 31, 2022 was $0 and $18,916, respectively. The Company amortized $18,916 of debt discount as interest expense during the six months ended January 31, 2023. The total principal balance outstanding as of January 31, 2023 and July 31, 2022 was $290,000 and $230,000, respectively.	290,000	230,000

On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, an annual interest rate of 8%, and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the note. In connection with the execution of the Note, the Company issued 300,000 shares of our Common Stock to the note holder and recorded $30,446 as debt discount and amortized over the term of the Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the Note for derivative accounting consideration and determined that since the Note has a conversion price floor, it does not require to be accounted as a derivative instrument. On October 21, 2022, the holder agreed to extend the maturity date until January 31, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of Common Stock with a fair market value of $36,330. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. As of amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt for both the $30,000 increase in principal and $36,330 fair value of shares issued and charged the total $66,330 to interest expense at the time of the extension. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the Note needs to be classified as a derivative instrument. On January 30, 2023, the holder agreed to extend the maturity date until May 30, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of Common Stock with a fair market value of $26,910. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. The total unamortized discount on the Note as of January 31, 2023 and July 31, 2022 was $0 and $18,916, respectively. The Company amortized $18,916 of debt discount as interest expense during the six months ended January 31, 2023. The total principal balance outstanding as of January 31, 2023 and July 31, 2022 was $290,000 and $230,000, respectively.	290,000	230,000

On July 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $165,000, an annual interest rate of 8%, and a maturity date of April 27, 2023. After payment of transaction-related expenses and closing fees of $19,500, net proceeds to the Company from the Note totaled $145,500. Additionally, the Company issued 300,000 shares of our Common Stock to the note holder. The Company recorded the $19,500 and the relative fair market value of the shares of $22,093 as debt discount and amortized to interest expense over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the note holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The Note conversion price shall equal the greater of $0.10 (ten) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. Outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of an event of default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the Note for derivative accounting consideration and determined that since the Note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the Note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of January 31, 2023 and July 31, 2022 was $13,864 and $41,593, respectively. The Company amortized $27,729 of debt discount as interest expense during the six months ended January 31, 2023. The total principal balance outstanding as of January 31, 2023 and July 31, 2022 was $165,000 and $119,500, respectively.	165,000	119,500

On September 12, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, an annual interest rate of 8%, and a maturity date of September 12, 2023. In connection with the execution of the Note, the Company issued 150,000 shares of our Common Stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $15,880 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The note holder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The holder may elect to convert up to 100% of the principal plus accrued interest into the Common Stock into a qualified uplist financing at a 25% discount. The Company analyzed the Note for derivative accounting consideration and determined that since the Note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of January 31, 2023 was $13,947. The Company amortized $9,963 of debt discount as interest expense during the six months ended January 31, 2023. The total principal balance outstanding as of January 31, 2023 was $75,000.	75,000	-

On October 3, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $165,000, an annual interest rate of 8%, and a maturity date of July 3, 2023. After payment of transaction-related expenses and closing fees of $19,500, net proceeds to the Company from the Note totaled $145,500. Additionally, the Company issued 300,000 shares of our Common Stock to the note holder. The Company recorded the $19,500 and the relative fair market value of the shares of $32,143 as debt discount and amortized to interest expense over the term of the Note. The Company recognized $117,857 debt discount related to beneficial conversion feature and will be amortized to interest expense over the term of Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the note holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The Note conversion price shall equal the greater of $0.10 (ten) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. Outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of an event of default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the Note for derivative accounting consideration and determined that since the Note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the Note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of January 31, 2023 was $94,166 The Company amortized $75,334 of debt discount as interest expense during the six months ended January 31, 2023. The total principal balance outstanding as of January 31, 2023 was $165,000.	165,000	-

On October 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $38,500 , an annual interest rate of 8%, and a maturity date of July 26, 2023. After payment of transaction-related expenses and closing fees of $3,500, net proceeds to the Company from the Note totaled $25,000. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the note holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The Note conversion price shall equal the greater of $0.10 (ten) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. Outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of an event of default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the Note for derivative accounting consideration and determined that since the note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of January 31, 2023 was $2,333. The Company amortized $1,167 of debt discount as interest expense during the six months ended January 31, 2023. The total principal balance outstanding as of January 31, 2023 was $38,500.	38,500	-

On October 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $71,500, an annual interest rate of 8%, and a maturity date of July 26, 2023. After payment of transaction-related expenses and closing fees of $6,500, net proceeds to the Company from the Note totaled $65,000. Additionally, the Company issued 200,000 shares of our Common Stock to the note holder. The Company recorded the $6,500 and the relative fair market value of the shares of $38,768 as debt discount and amortized to interest expense over the term of the Note. The Company recognized $40,888 debt discount related to beneficial conversion feature and will be amortized to interest expense over the term of Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the note holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The Note conversion price shall equal the greater of $0.10 (ten) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the note. Outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of an event of default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the Note for derivative accounting consideration and determined that since the Note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the Note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of January 31, 2023, was $42,792. The Company amortized $43,364 of debt discount as interest expense during the six months ended January 31, 2023. The total principal balance outstanding as of January 31, 2023 and was $71,500.	71,500	-

On October 31, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $350,000, an annual interest rate of 14%, and a maturity date of February 28, 2023. Net proceeds to the Company from the Note totaled $350,000. In the event that any payment is not made when due, either of principal or interest, and whether upon maturity or as a result of acceleration, interest shall thereafter accrue at the rate per annum equal to the lesser of (a) the maximum non-usurious rate of interest permitted by the laws of the State of Texas or the United States of America, whichever shall permit the higher rate or (b) twenty percent (20%) per annum, from such date until the entire balance of principal and accrued interest on this Note has been paid. At any time after sixty (60) days following the date hereof, Payee may elect to convert a percentage of the amount of principal and accrued interest outstanding on the Note into common stock of Debtor, in accordance with the following terms: (i) If prior to uplist to Nasdaq or NYSE, Payee may convert up to 50% of the amount outstanding on the Note into Common Stock. In such event, the price per share of Common Stock applicable to such conversion (the “Applicable Conversion Price”) shall be the greater of: (a) the Variable Conversion Price or (b) the Fixed Conversion Price. The “Variable Conversion Price” shall be equal to a 20% discount to the average closing price for Common Stock for the five (5) Trading Day period immediately preceding the Conversion Date. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. The “Fixed Conversion Price” shall mean $0.10; and (ii) If following the Uplist, Payee may convert up to 100% of the amount outstanding on the Note into Common Stock. In such event, the Applicable Conversion Price shall be the greater of: (a) the post-Uplist Variable Conversion Price (i.e., if less than 5 days after the Uplist, then the average of the days available since the Uplist up to 5) or (b) the Fixed Conversion Price. The Company analyzed the Note for derivative accounting consideration and determined that since the Note has a conversion price floor, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the Note needs to be classified as a derivative instrument. The total principal balance outstanding as of January 31, 2023 was $350,000.	350,000	-

On November 22, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $1,670,000, an annual interest rate of 10% , and a maturity date of November 22, 2023. The Company recorded $90,975 in transaction-related expenses and closing fees and $250,500 of original issue discount to the Note. After payment of transaction-related expenses and closing fees and original issue discount, net proceeds to the Company from the Note totaled $1,328,525 In connection with the execution of the Note, the Company issued 2,100,000 shares of our Common Stock and 10,500,000 warrant shares to the note holder at the time of issuance. The Company recognized the relative fair market value of the common and warrant shares of $640,877 as debt discount. Additionally, the Company recognized $687,648 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Holder shall have the right, on any calendar day, at any time on or following the earlier of (i) March 22, 2023 or (ii) sixty (60) calendar days after the Closing Date (as defined in that certain business combination agreement between the Company, Minority Equality Opportunities Acquisition Inc., and MEOA Merger Sub, Inc. dated on or around August 30, 2022 (the “SPAC Agreement”, and the transaction contemplated under the SPAC Agreement, the “SPAC Transaction”), to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of Common Stock. The Note conversion price shall equal $0.0956 subject to adjustment as provided in the note. The Company analyzed the Note for derivative accounting consideration and determined that since the Note has a fixed conversion price it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the Note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of January 31, 2023, was $1,391,667. The Company amortized $278,333 of debt discount as interest expense during the six months ended January 31, 2023. The total principal balance outstanding as of January 31, 2023 and was $1,670,000.	1,670,000	-

On December 12, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $117,647, annual interest rate of 10% and a maturity date of December 12, 2023. The Company recorded $17,647 as original issue discount to the Note, which resulted in net proceeds of $100,000, and amortized to interest expense over the term of the note. In connection with the execution of the note, the Company issued 148,295 shares of our Common Stock and 741,475 warrant shares to the note holder at the time of issuance. The Company recognized the relative fair market value of the common and warrant shares of $41,685 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Additionally, the Company recognized $58,315 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Holder shall have the right, on any calendar day, at any time on or following the earlier of (i) April 12, 2023 or (ii) sixty (60) calendar days after the Closing Date (as defined in that certain business combination agreement between the Company, Minority Equality Opportunities Acquisition Inc., and MEOA Merger Sub, Inc. dated on or around August 30, 2022 (the “SPAC Agreement”, and the transaction contemplated under the SPAC Agreement, the “SPAC Transaction”), to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of Common Stock. The note conversion price shall equal $0.0956, subject to adjustment as provided in the note. The Company analyzed the note for derivative accounting consideration and determined that since the note has a fixed conversion price, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of January 31, 2023, was $107,843. The Company amortized $9,804 of debt discount as interest expense during the six months ended January 31, 2023. The total principal balance outstanding as of January 31, 2023 and was $117,647.	117,647	-

On December 20, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $176,471, an annual interest rate of 10%, and a maturity date of December 20, 2023.  The Company recorded $5,000 in deferred finance costs and $26,471 of original issue discount to the Note. After payment of transaction-related expenses, net proceeds to the Company from the Note totaled $145,500. In connection with the execution of the Note, the Company issued 221,909 shares of our Common Stock and 1,109,545 warrant shares to the note holder at the time of issuance. The Company recognized the relative fair market value of the common and warrant shares of $59,374 as debt discount. Additionally, the Company recognized $79,014 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Holder shall have the right, on any calendar day, at any time on or following the earlier of (i) April 12, 2023 or (ii) sixty (60) calendar days after the Closing Date (as defined in that certain business combination agreement between the Company, Minority Equality Opportunities Acquisition Inc., and MEOA Merger Sub, Inc. dated on or around August 30, 2022 (the “SPAC Agreement”, and the transaction contemplated under the SPAC Agreement, the “SPAC Transaction”), to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of Common Stock.   The Note conversion price shall equal $0.0956, subject to adjustment as provided in the Note. The Company analyzed the Note for derivative accounting consideration and determined that since the Note has a fixed conversion price, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the Note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of January 31, 2023, was $155,704. The Company amortized $14,155 of debt discount as interest expense during the six months ended January 31, 2023. The total principal balance outstanding as of January 31, 2023 and was $176,471.

	176,471	-

On December 22, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $188,235, annual interest rate of 10% and a maturity date of December 22, 2023. The Company recorded $10,000 in transaction-related expenses and closing fees and $28,235 of original issue discount to the Note,. After payment of transaction-related expenses and closing fees and original issue discount, net proceeds to the Company from the Note totaled $150,000. In connection with the execution of the note, the Company issued 236,703 shares of our Common Stock and 1,183,515 warrant shares to the note holder at the time of issuance. The Company recognized the relative fair market value of the common and warrant shares of $66,679 as debt discount. Additionally, the Company recognized $83,321 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Holder shall have the right, on any calendar day, at any time on or following the earlier of (i) April 22, 2023 or (ii) sixty (60) calendar days after the Closing Date (as defined in that certain business combination agreement between the Company, Minority Equality Opportunities Acquisition Inc., and MEOA Merger Sub, Inc. dated on or around August 30, 2022 (the “SPAC Agreement”, and the transaction contemplated under the SPAC Agreement, the “SPAC Transaction”), to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of Common Stock. The note conversion price shall equal $0.0956, subject to adjustment as provided in the note. The Company analyzed the note for derivative accounting consideration and determined that since the note has a fixed conversion price, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of January 31, 2023, was $172,549. The Company amortized $15,686 of debt discount as interest expense during the six months ended January 31, 2023. The total principal balance outstanding as of January 31, 2023 and was $188,235.	188,235	-

On January 13, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $110,000, an annual interest rate of 10%, and a maturity date of October 13, 2023. The Company recorded $10,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $100,000. In connection with the execution of the Note, the Company issued 138,000 shares of our Common Stock shares to the note holder at the time of issuance. The Company recognized the relative fair market value of the common shares of $11,177 as debt discount. Additionally, the Company recognized $21,507 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Holder shall have the right, on any calendar day, at any time on or following the earlier of (i) May 12 , 2023 or (ii) sixty (60) calendar days after listing on Nasdaq or the New York Stock Exchange to convert any portion of the outstanding and unpaid Conversion into fully paid and nonassessable shares of Common Stock, at the Conversion Price. The Note conversion price shall equal $0.10, subject to adjustment as provided in the Note. The Company analyzed the Note for derivative accounting consideration and determined that since the Note has a fixed conversion price, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the Note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of January 31, 2023, was $42,68 4. The Company amortized $0 of debt discount as interest expense during the six months ended January 31, 2023. The total principal balance outstanding as of January 31, 2023 and was $110,000.	110,000	-

On January 24, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $660,000, an annual interest rate of 10%, and a maturity date of May 24, 2023. The Company recorded $60,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $600,000. In connection with the execution of the Note, the Company issued 660,000 shares of our Common Stock shares to the note holder at the time of issuance. The Company recognized the relative fair market value of the common shares of $53,850 as debt discount. Additionally, the Company recognized $104,610 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Payee may elect to convert up to 100% of the Principal Amount outstanding on the Note into Common Stock of Debtor or any shares of capital stock or other securities of the Debtor into which such Common Stock shall hereafter be changed or reclassified at any time on the earlier of (i) one hundred and twenty (120) calendar days following the funding of this Note or (ii) sixty (60) calendar days after the Closing Date as defined in that certain business combination agreement between the Debtor, Minority Equality Opportunities Acquisition Inc., and MEOA Merger Sub, Inc. dated on or around August 30, 2022 (the “Conversion Shares”). The Note conversion price shall equal $0.10, subject to adjustment as provided in the Note. The Company analyzed the note for derivative accounting consideration and determined that since the note has a fixed conversion price, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the Note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of January 31, 2023, was $218,460. The Company amortized $0 of debt discount as interest expense during the six months ended January 31, 2023. The total principal balance outstanding as of January 31, 2023 and was $660,000.	660,000	-

On January 24, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $660,000, an annual interest rate of 10%, and a maturity date of May 24, 2023. The Company recorded $60,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $600,000. In connection with the execution of the Note, the Company issued 660,000 shares of our Common Stock shares to the note holder at the time of issuance. The Company recognized the relative fair market value of the common shares of $53,850 as debt discount. Additionally, the Company recognized $104,610 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Payee may elect to convert up to 100% of the Principal Amount outstanding on the Note into Common Stock of Debtor or any shares of capital stock or other securities of the Debtor into which such Common Stock shall hereafter be changed or reclassified at any time on the earlier of (i) one hundred and twenty (120) calendar days following the funding of this Note or (ii) sixty (60) calendar days after the Closing Date as defined in that certain business combination agreement between the Debtor, Minority Equality Opportunities Acquisition Inc., and MEOA Merger Sub, Inc. dated on or around August 30, 2022 (the “Conversion Shares”). The Note conversion price shall equal $0.10 subject to adjustment as provided in the Note. The Company analyzed the note for derivative accounting consideration and determined that since the note has a fixed conversion price, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the Note needs to be classified as a derivative instrument. The total unamortized discount on the Note as of January 31, 2023, was $218,460 The Company amortized $0 of debt discount as interest expense during the six months ended January 31, 2023. The total principal balance outstanding as of January 31, 2023 and was $660,000.	660,000	-

Total convertible notes payables non-derivative:	$7,452,353	$3,844,500

CONVERTIBLE NOTES PAYABLE - DERIVATIVE

On July 27, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, an annual interest rate of 8%, and a maturity date of March 27, 2021. After payment of transaction-related expenses and closing fees of $35,000, net proceeds to the Company from the Note totaled $240,000. The Company recorded these discounts and cost of $35,000 as a discount to the Note and amortized over the term of the Note. In connection with the execution of the note, the Company issued 500,000 shares of our Common Stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $11,626 as debt discount, and it will be amortized to interest expense during the term of the promissory note. On January 17, 2023, the Note was amended so that the Holder shall be entitled, at any time, to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a) $0.05 (five) or (b) 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. The Company recognized $61,678 of derivative liability and directly amortized all associated debt discount of $61,678 as interest expense. On July 31, 2021, the holder agreed to extend the maturity date until January 31, 2022. On February 14, 2022, the holder agreed to extend the maturity date until July 31, 2022. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $75,000 and issued 250,000 shares of Common Stock with a market value of $34,150. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. The Company recognized a loss on extinguishment of debt for both the $75,000 increase in principal and $34,150 fair value of shares issued and charged the total $109,150 to interest expense at the time of the extension. On July 26, 2022, the holder agreed to extend the maturity date until December 31, 2022. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $50,000 and issued 300,000 shares of Common Stock with a market value of $30,000. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. The Company recognized a loss on extinguishment of debt for both the $50,000 increase in principal and $30,000 fair value of shares issued and charged the total $80,000 to interest expense at the time of the extension. On November 7, 2022, the holder agreed to convert $75,000 debt into 1,500,000 shares of Common Stock. On December 23, 2022, the holder agreed to extend the maturity date until March 31, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000 and issued 250,000 shares of Common Stock with a market value of $23,000. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. The Company recognized a loss on extinguishment of debt for both the $30,000 increase in principal and $23,000 fair value of shares issued and charged the total $53,000 to interest expense at the time of the extension. As of amendment date, the total unamortized discount on the Note was $0. The total principal balance outstanding as of January 31, 2023 and July 31, 2022 was $435,000 and $480,000, respectively.	435,000	480,000

On January 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $80,235, annual interest rate of 8% and a maturity date of February 17, 2022. On March 7, 2022, the holder agreed to extend the maturity date until July 31, 2022. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) or seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $59,413. The total unamortized discount on the Note as of January 31, 2023 and July 31, 2022 was $0 and $0, respectively. On September 28, 2022, the holder agreed to extend the maturity date until February 28, 2023. In connection with the extension of the maturity date on the note, the Company agreed to increase the principal balance by $62,500 and charged the total to interest expense. In addition, the Company issued 500,000 shares of Common Stock with a market value of $70,000 and charged the total to interest expense. The total principal balance outstanding as of January 31, 2023 and July 31, 2022 was $142,735 and $80,235, respectively. The Company is currently working on amending its Convertible Promissory Note with the Noteholder to extend the maturity date. However, as of the date of this filing, the Company cannot assure that the extension of the maturity date will be granted.	142,735	80,235

On April 15, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $113,000, an annual interest rate of 8%, and a maturity date of January 15, 2022. After payment of transaction-related expenses and closing fees of $13,000, net proceeds to the Company from the Note totaled $100,000. Additionally, the Company recorded $13,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the Note, the Company issued 100,000 shares of our Common Stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $14,138 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Holder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.15 (fifteen) or (b). seventy-five percent (75%) of the lowest traded price in the prior fifteen (15) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”). Outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price. As a result, the Company recognized derivative liability for the convertible note of $64,561, of which $42,822 was recorded as debt discount and amortized over the term of the Note. On January 15, 2022, the lender agreed to extend the maturity date until March 31, 2022. As consideration for the extension on the Note, the Company agreed to add 15,000 to the principal amount outstanding. On March 18, 2022, the lender agreed to extend the maturity date until July 31, 2022. As consideration for the extension on the Note, the Company agreed to add $15,000 to the principal amount outstanding. The Company evaluated the amendments and accounted for these changes as an extinguishment of debt. As of both amendment date, the total unamortized discount on the Note was $0. The Company recognized a loss on extinguishment of debt for both $15,000 increase in principal and charged the total $30,000 to interest expense at the time of the extension. On June 28, 2022, the lender agreed to extend the maturity date until September 30, 2022. As consideration for the extension on the note, the Company agreed to add $20,000 to the principal amount outstanding and charged the total to interest expense. The agreement as of June 28, 2022, provides the Company the option extend the maturity date for an additional 90 days for an additional $20,000 to be added to the principal amount. On September 30, 2022, the Company extended the maturity date of the note until December 30, 2022 and charged to interest expense the total $20,000 added to principal balance. The Company evaluated the amendments and accounted for these changes as an extinguishment of debt. On December 23, 2022, the holder agreed to extend the maturity date until March 31, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $25,000 and issued 150,000 shares of Common Stock with a market value of $13,800. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. The Company recognized a loss on extinguishment of debt for both the $25,000 increase in principal and $13,800 fair value of shares issued and charged the total $38,800 to interest expense at the time of the extension. The total unamortized discount on the Note as of January 31, 2023 and July 31, 2022 was $0. The total principal balance outstanding as of January 31, 2023 and July 31, 2022 was $208,000 and $163,000, respectively.	208,000	163,000

On October 10, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, annual interest rate of 8% and a maturity date of April 10, 2023. After payment of transaction-related expenses and closing fees of $25,000, net proceeds to the Company from the note totaled $250,000. The Company recorded the $25,000 as debt discount and amortized to interest expense over the term of the note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the note holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The note conversion price shall equal the greater of $0.15 (fifteen) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the note. Any Principal Amount or interest on this Note which is not paid when due shall bear interest at the rate the lesser of (a) twenty-four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”); or (b) the maximum rate allowed by law. The total unamortized discount on the Note as of January 31, 2023 was $29,601. The Company amortized $59,204 of debt discount as interest expense during the six months ended January 31, 2023. The total principal balance outstanding as of January 31, 2023 was $275,000.	275,000	-

Total convertible notes payable - derivative:	$1,060,735	$723,235

Total convertible notes payable derivative and non-derivative	8,513,088	4,567,735
Less: debt discount	(2,504,075)	(119,764)
Total convertible notes payable, net of discount	6,009,013	4,447,971
Less: current portion of convertible notes payable	(6,009,013)	(3,947,971)
Long-term portion of convertible notes payable	$-	$500,000

Additional terms No.1: The Holder of the Note originally dated October 13, 2020 with a balance of $165,000 as of January 31, 2023, shall have the right to convert any portion of the outstanding and unpaid principal balance into fully paid and nonassessable shares of Common Stock. The conversion price (the “Conversion Price”) shall equal $0.05 (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions, and similar events).

The total unamortized discount on the convertible notes as of January 31, 2023 and July 31, 2022 was $2,504,075 and $119,764, respectively. The total principal balance outstanding as of January 31, 2023 and July 31, 2022 was $8,513,088 and $4,567,735 respectively. During the six months ended January 31, 2023 and 2022, the Company amortized $612,911 and $311,148, respectively, of debt discount as interest expense.

NOTE 9 – LEASES

The leased properties have a remaining lease term of three to sixty months as of January 31, 2023. At the option of the Company, it can elect to extend the term of the leases. See table below:

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

The Company has not entered into any sale and leaseback transactions during the six months ended January 31, 2023.

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

Amounts recognized as of July 31, 2022 and January 31, 2023 for operating leases are as follows:

ROU Asset	July 31, 2022	$2,436,035
Amortization		$(492,272)
Addition - Asset		$-
ROU Asset	January 31, 2023	$1,943,763

Lease Liability	July 31, 2022	$2,584,865
Amortization		$(431,587)
Addition - Liability		$-
Lease Liability	January 31, 2023	$2,153,278

Lease Liability	Short term	$623,987
Lease Liability	Long term	$1,529,291
Lease Liability	Total:	$2,153,278

Operating lease cost:		$445,536

Cash paid for amounts included in the measurement of lease labilities:

Operating cashflow from operating leases:		$445,536

Weighted-average remain lease term-operating lease:		3.6 years

Weighted-average discount rate		5.0%

The future minimum lease payment under the operating leases are as follows:

Lease
Period Ending July 31,	Payments
2023*	380,558
2024	650,734
2025	603,439
2026	431,377
2027	176,771
Total:	$2,242,879

*	remaining 6 Months

Less: amounts representing interest	89,601

Present value of net minimum operating lease payments	$2,153,278

NOTE 10 – EQUIPMENT FINANCING

The Company entered into various financing agreement for equipment purchased. Under the term of the agreements, assets with a cost of approximately $403,913, were financed under various financing agreements during the six months ended January 31, 2023. The equipment financing is net of costs associated with the assets such as maintenance, insurance and property taxes are for the account of the Company. The equipment financing agreements are between twelve (12) months and sixty (60) months, with the first payments starting July 1, 2022, and monthly principal and interest payments of up to $3,600. The interest rate under the financing agreement is at 5.0% per annum.

Amounts recognized as of July 31, 2022 and January 31, 2023 for equipment financing are as follows:

ROU Asset	July 31, 2022	$62,263
Amortization		$(54,109)
Addition - Asset		$365,083
ROU Asset	January 31, 2023	$373,237

Equipment Financing	July 31, 2022	$62,263
Amortization		$(52,109)
Addition - Equipment Financing		$365,083
Equipment Financing	January 31, 2023	$375,237

Equipment Financing	Short term	$126,738
Equipment Financing	Long term	$248,499
Equipment Financing	Total:	$375,237

The future payments under the equipment financing agreements are as follows:

Year	Amount
2023*	$95,094
2024	135,604
2025	125,478
2026	42,527
2027	4,600
2028	1,533
Total future payments:	$404,836

*	remaining 6 Months

Less: amounts representing interest	29,599

Present value of net minimum equipment financing payments	$375,237
Lease cost:
Amortization of ROU assets	$54,109
Interest on lease liabilities	15,626

Cash paid for amounts included in the measurement of lease liabilities:
Operating cashflow from equipment financing:	$15,626
Financing cashflow from equipment financing:	54,109

Weighted-average remaining lease term - equipment financing:	2.8 years

Weighted-average discount rate	5.0%

NOTE 11 – EQUITY

During the six months ended January 31, 2023, the Company issued 4,814,907 shares of common stock in connection with new convertible promissory notes. At the time of issuance, the Company recognized the relative fair market value of the commons shares of $325,344 as debt discount, and it will be amortized to interest expense during the term of the promissory notes.

During the six months ended January 31, 2023, the Company issued 3,060,000 shares of common stock as consideration for the extension of maturity dates for the convertible promissory notes. The Company recognized the fair market value of the common shares of $340,125 which was recognized as interest at the time of each extension.

During the six months ended January 31, 2023, the Company issued 170,305 shares of common stock to various individuals for the exercise of 170,305 warrants, with an exercise price of $0.13 per warrant and secured $22,139 in proceeds.

During the six months ended January 31, 2023, the Company issued 1,500,000 shares of common stock in connection with the conversion of $75,000 of convertible promissory notes.

During the six months ended January 31, 2023, the Company issued 855,050 shares of common stock to various Series A Preferred Shareholders who converted 200,000 Series A Convertible Preferred Stock shares and $56,516 of accrued dividends.

NOTE 12 – SUBSEQUENT EVENTS

On February 3, 2023, the Company, the T3 Nevada Parties, and Post Road entered into the “Fourth Amendment.” Pursuant to the Fourth Amendment, Post Road, contingent on the Bridge Loan Repayment (as defined in this paragraph), gave its consent to (a) the Company’s execution, delivery and performance of the Merger (as defined in this paragraph) transaction documents and (b) the Company completing the contemplated merger (the “Merger”) of MEOA Merger Sub, Inc., a wholly owned subsidiary of Minority Equality Opportunities Acquisition Inc. (“MEOA”), with and into the Company, with the Company as the surviving company in the merger and, after giving effect to such merger, the Company being a wholly-owned subsidiary of MEOA. Pursuant to the Fourth Amendment, Post Road gave its consent to the transactions previously disclosed in November 2022, December 2022 and February 2023 (See Note 2) whereby the Company obtained convertible loans in the aggregate Net Unpaid Principal Amount (as defined in this paragraph) of approximately $2,848,525, and gave its consent to the Company obtaining additional convertible financing in a Net Unpaid Principal Amount of up to approximately $151,475 pursuant to similar transaction documents, and for a total Net Unpaid Principal Amount in convertible loans of up to $3,000,000 (such bridge loans are hereinafter referred to individually as a “Bridge Loan” and collectively as the “Bridge Loans”). Post Road’s consents to the Bridge Loans in a Net Unpaid Principal Amount of up to $3,000,000 are contingent on (a) the closing of the Merger and (b) the repayment in full of all obligations under the Bridge Loans from (i) conversion into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) immediately after the closing of the Merger via cash, or (ii) with Post Road’s prior written approval, either (A) proceeds of an additional equity offering or financing transaction, or (B) via amortization payments (collectively, the “Bridge Loan Repayment”). As used herein, the term “Net Unpaid Principal Amount” means the principal dollar amount of a Bridge Loan, less the original issue discount (if any) and less the transaction costs paid in cash by the Company upon the closing thereof.

The Fourth Amendment amends the Credit Agreement to add defined terms related to the Merger and the Bridge Loans. The Fourth Amendment also adds a default under the Bridge Loans transaction documents as an event of default pursuant to the Credit Agreement. The Fourth Amendments amends the mandatory prepayment provision to require that, concurrently with each payment made on the Bridge Loans, an amount equal to 50% of the total dollar amount of such Bridge Loan payment must be made to partially repay the Notes.

The Fourth Amendment requires T3 to notify Post Road promptly of any contemplated financings or other offers to lend money that are issued to the Company. The Fourth Amendment also requires T3 to deliver to Post Road: (a) the full details of any proposed amendment, modification, supplement or waiver to the Bridge Loan transaction documents before any such document is executed; and (b) notice of the conversion of Bridge Loans into shares of Common Stock or other capital stock of the Company.

The Fourth Amendment revises each of the six financial covenants set forth in Section 11.12 of the Credit Agreement (related to maximum leverage, minimum liquidity, minimum EBITDA, maximum capital expenditures, minimum interest coverage (a provision that replaces the minimum fixed charge coverage ratio provision), and maximum churn). In addition, pursuant to the Fourth Amendment, none of the financial covenants contained in Section 11.12 of the Credit Agreement, as amended by the Fourth Amendment, other than minimum liquidity of $1,000,000, which was tested and met as of January 31, 2023. The Fourth Amendment provides that these revised financial covenants will be null and void if the Merger does not close by February 28, 2023 (the “Merger Outside Closing Date”), in which case the financial covenants in effect under Section 11.12 of the Credit Agreement immediately prior to the Fourth Amendment shall apply and be deemed effective.

Pursuant to the Fourth Amendment, Post Road agreed to waive each and all of the Specified Defaults (as defined in the Fourth Amendment). Post Road’s waiver of the Specified Defaults are contingent on the Merger closing on or before the Merger Outside Closing Date and no events of default (other than the Specified Defaults) or any condition or event that, with the giving of notice or the lapse of time or both, would constitute an event of default, existing under the Credit Agreement on the Merger closing date.

In addition, the Credit Agreement permits T3 to defer until the respective maturity dates of the Notes the payment of accrued and unpaid interest otherwise due and payable. The Fourth Amendment amends the Credit Agreement and the Notes to revise the interest rate payable by T3 Nevada including pursuant to the deferral of the interest payments.

In consideration of the Fourth Amendment, and in addition to the payments of principal and interest required under the Credit Agreement and the other Loan Documents, the Loan Parties covenant and agree to pay to Post Road Administrative, LLC a non-refundable amendment fee equal to $400,000 (the “Amendment Fee”), which Amendment Fee shall be additional interest that has accrued on, and shall be capitalized and added to the aggregate principal amount of, the Term Loan C outstanding as of the Fourth Amendment Closing Date.

On March 13, 2023, the Company, the T3 Nevada Parties, and Post Road entered into the Fifth Amendment to its Credit Agreement, with an effective date of February 28, 2023, which specifically revises the Merger Outside Closing Date, replacing the “February 28, 2023” date with “April 28, 2023,” without amending, supplementing or otherwise modifying any other terms, or any of the conditions, set forth in the Credit Agreement.

Securities Purchase Agreement and Promissory Notes

On February 1, 2023, the Company amended its Convertible Promissory Note (amendment #3) with Tysadco Partners, LLC in which the noteholder agreed to extend the maturity date on the note to July 30, 2023 in exchange for $50,000 which was added to the principal balance on the Note and the issuance of 300,000 restricted shares of common stock.

On February 13, 2023, the Company amended its Promissory Note (amendment #1) with Mast Hill Fund, LP (“Mast Hill”) in which the noteholder agreed to extend the due date for the first installment payment of $200,000 plus accrued interest from February 22, 2023 to April 22, 2023. As part of the amendment, the Company paid Mast Hill $20,000 on February 16, 2023 an extension fee which was added to the principal balance on the Note.

On February 16, 2023, the Company amended its Promissory Note (amendment #8) with TV Fund VII, LP in which the maturity date was extended to June 30, 2023.

On February 28, 2023, the Company amended its Convertible Promissory Note (amendment #2) with Tysadco Partners, LLC in which the noteholder agreed to extend the maturity date on the note to August 31, 2023 in exchange for $18,000 which was added to the principal balance on the Note and the issuance of 100,000 restricted shares of common stock.

On March 1, 2023, the Company amended its Forbearance Agreement (amendment #2) with ActiveServe in which the due date for the balance remaining was extended from December 15, 2022 to April 21, 2023. As part of the agreement, the Company agrees to pay ActiveServe an interest rate of 10% (based upon the number of days elapsed between the date the payment is scheduled for payment under the Note and the date the payment is actually paid and a year of 360 days), along with an origination fee of $3,020 on or before April 21, 2023.

On March 7, 2023, the Company entered into a Forbearance Agreement to the Equity Purchase Agreement with the Noteholders of Unsecured Adjustable Promissory Notes to extend the due date of $250,000 principal payment from March 7, 2023 to April 30, 2023.

On March 8, 2023, 3BRT Investments, LP agreed to extend the maturity date of the Convertible Promissory Note to May 30, 2023.

On March 9, 2023, the Asset Purchase Agreement (amendment #3) was amended with Skynet Telecom, LLC. The payments due to Skynet will be extended until the closing of the Minority Equality Opportunities Acquisition (“MEOA”) Merger which is expected to close by April 28, 2023.

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

The following Is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three months and six months ended January 31, 2023 and 2022. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the Securities and Exchange Commission on October 31, 2022. For purposes of the following discussion, fiscal 2023 or 2023 refers to the year that will end on July 31, 2023, and fiscal 2022 or 2022 refers to the year ended July 31, 2022.

Overview

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” “Company” or “Digerati”), through its operating subsidiaries in Texas, Florida, and California that includes Verve Cloud, Inc., dba, T3 Communications (a Texas entity), T3 Communications, Inc. (a Florida entity), Nexogy Inc. (a Florida entity), and NextLevel Internet, Inc. (a California entity) (“Next Level”), provides cloud services specializing in Unified Communications as a Service (“uCaaS”) and broadband connectivity solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud WAN solutions (SD WAN). We provide enterprise-class, carrier-grade services to the small-to-medium-sized business (“SMB”) at cost-effective monthly rates. Our uCaaS or cloud communication services include fully hosted IP/PBX, video conferencing, mobile applications, Voice over Internet Protocol (“VoIP”) transport, SIP trunking, and customized VoIP services all delivered Only in the Cloud™. Our broadband connectivity solutions for the delivery of digital oxygen are designed for reliability, business continuity and to optimize bandwidth for businesses using the Company’s cloud communication services and other cloud-based applications.

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

The adoption of cloud communication services is being driven by the convergence of several market trends, IdinI the increasing costs of maintaining installed legacy communications systems, the fragmentation resulting from use of multiple on-premise systems, and the proliferation of personal smartphones used in the workplace. Today, businesses are increasingly looking for an affordable path to modernizing their communications system to improve productivity, business performance and customer experience. Modernization has also led to businesses adopting other cloud-based business applications, including CRM, payroll, and accounting software, placing an even more important emphasis on reliable Internet connectivity.

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

Recent Developments

MEOA Business Combination

On August 30, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Digerati, Minority Equality Opportunities Acquisition Inc., a Delaware corporation (“MEOA”), and MEOA Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MEOA (“Merger Sub”).

The Business Combination Agreement provides, among other things, that Merger Sub will merge with and into Digerati, with Digerati as the surviving company in the merger and, after giving effect to such merger, Digerati shall be a wholly-owned subsidiary of MEOA (the “Merger”). In addition, following the consummation of the Merger, MEOA will be renamed Verve Technologies Corporation.

As previously disclosed, in November and December 2022, Digerati issued the following securities to four (4) bridge lenders including Mast Hill Fund, L.P. (the “Bridge Lenders”): (a) unsecured promissory notes that are convertible into shares of Digerati’s common stock under certain circumstances; and (b) warrants to purchase shares of Digerati’s common stock. As used herein, “Bridge Loan Warrants” means those certain warrants to purchase up to 13,534,535 shares of Digerati’s common stock that Digerati issued to the Bridge Lenders.

As used herein, “New Digerati” refers to MEOA following the consummation of the Business Combination and “New Digerati Common Stock” means the common stock, par value $0.0001 per share, of New Digerati.

On February 14, 2023, the parties to the Business Combination Agreement amended the Business Combination Agreement (the “February Amendment”) to increase the implied equity value of Digerati from $68,680,807 to $71,080,810 to give effect to the issuance by Digerati to Maxim Group LLC (“Maxim”), immediately prior to the closing of the Business Combination, of such number of shares of Digerati’s common stock as would be exchanged for an aggregate of 240,000 shares of New Digerati Common Stock upon the closing of the Business Combination as partial compensation for financial advisory services that Maxim provided to Digerati in connection with the Business Combination. The February Amendment also clarified that the shares of Digerati common stock underlying the Bridge Loan Warrants would not be part of the calculation of the implied equity value of Digerati of $71,080,810, and it clarified that none of the shares underlying any of the convertible promissory notes of Digerati that are outstanding upon the closing of the Business Combination are part of the calculation of the implied equity value of Digerati of $71,080,810.

In connection with the Business Combination, MEOA has filed with the Securities and Exchange Commission (the “SEC”) the preliminary registration statement on Form S-4, as amended through the date hereof, containing the joint proxy statement/prospectus relating to the Business Combination Agreement and the Merger (the “Registration Statement”). Digerati will mail a definitive proxy statement/final prospectus and other relevant documents to its stockholders.

On February 24, 2023, the Company and MEOA amended its Business Combination Agreement (amendment #2), among other things, amended the following:

●	Section 7.1(d) eliminates the date of “February 25, 2023” as the termination date and replaces it with a termination date of “April 28, 2023.”

●	The Company waives the requirement set forth in Section 5.7 of the Business Combination Agreement that MEOA have filed the Registration Statement on Form S-4 no later than 45 days following the date of the Business Combination Agreement, and acknowledges that the aforementioned Registration Statement was subsequently filed on November 30, 2022.

●	MEOA waives the following:

●	the requirement set forth in Section 5.17 of the Business Combination Agreement that the Company have delivered, by no later than September 15, 2022, certain audited and unaudited financial statements, and acknowledges that the aforementioned financial statements for its fiscal year ending July 31, 2022 were delivered on October 31, 2022

●	the requirement set forth in Section 5.22 of the Business Combination Agreement that the Company shall have caused Post Road Administrative LLC and its affiliate Post Road Special Opportunity Fund II LLP (collectively, “Post Road”), on or prior to October 15, 2022, to enter into the PRG Resolution Agreement, and acknowledges delivery of the executed PRG Resolution Agreement on February 7, 2023.

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

The following tables provide information regarding certain key performance indicators for Digerati for the three and six months ended January 31, 2023 and 2022. Management utilizes these metrics to track and forecast revenue trends and expected results from operations:

Reconciliation of Net Loss to Adjusted EBITDA

	Three months ended January 31,				Six months ended January 31,
	2023	2022	Variances	%	2023	2022	Variances	%
OPERATING REVENUES:
Cloud-based hosted services	$7,941	$4,019	$3,922	98%	$16,071	$7,796	$8,275	106%
Total operating revenues	7,941	4,019	3,922	98%	16,071	7,796	8,275	106%

Cost of services (exclusive of depreciation and amortization)	2,968	1,553	1,415	91%	5,819	3,042	2,777	91%
Selling, general and administrative expense	4,435	2,103	2,332	111%	8,553	3,868	4,685	121%
Stock compensation expense	23	24	(1)	-6%	46	47	(1)	-2%
Legal and professional fees	1,074	1,175	(101)	-9%	1,630	1,749	(119)	-7%
Bad debt	40	2	38	1900%	69	15	54	360%
Depreciation and amortization expense	966	481	485	101%	1,919	974	945	97%
Total operating expenses	9,506	5,338	4,168	78%	18,036	9,695	8,341	86%

OPERATING LOSS	(1,565)	(1,319)	(246)	19%	(1,965)	(1,899)	(66)	3%

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	3,849	(3,425)	7,274	-212%	773	1,009	(236)	-23%
Loss on extinguishment of debt	-	(5,480)	5,480	-100%	-	(5,480)	5,480	-100%
Other income (expense)	10	1	9	900%	456	(2)	458	-22900%
Interest expense	(2,371)	(1,380)	(991)	72%	(4,436)	(2,887)	(1,549)	54%
Income tax expense	(27)	(41)	14	-34%	(77)	(119)	42	-35%
Total other income (expense)	1,461	(10,325)	11,786	-114%	(3,284)	(7,479)	4,195	-56%
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(104)	(11,644)	11,540	-99%	(5,249)	(9,378)	4,129	-44%

Less: Net loss attributable to the noncontrolling interests	328	602	(274)	-46%	489	760	(271)	-36%

NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS	$224	$(11,042)	$11,266	-102%	$(4,760)	$(8,618)	$3,858	-45%

Deemed dividend on Series A Convertible preferred stock	(4)	(5)	1	-20%	(8)	(10)	2	-20%

NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S COMMON SHAREHOLDERS	$220	$(11,047)	$11,267	-102%	$(4,768)	$(8,628)	$3,860	-45%

Reconciliation of Net Income (Loss) to Adjusted EBITDA - OPCO, Net of Non-cash expenses & Transactional Costs.

NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI’S SHAREHOLDERS, as reported	$224	$(11,042)	$11,266	-102%	$(4,760)	$(8,618)	$3,858	-45%

EXCLUDING NON-CASH ITEMS TRANSACTIONAL COSTS & CORP EXP ADJUSTMENTS:
Stock compensation & warrant expense	23	24	(1)	-6%	46	47	(1)	-2%
Corp Expenses (Net of stock compensation, Legal fees & Transactional cost)	408	384	24	6%	665	757	(92)	-12%
Legal and professional fees & transactional costs	1,372	1,022	351	34%	1,930	1,389	540	39%
Depreciation and amortization expense	966	481	485	101%	1,919	974	945	97%
OTHER ADJUSTMENTS
Gain (loss) on derivative instruments	(3,849)	3,425	(7,274)	-212%	(773)	(1,009)	236	-23%
Loss on extinguishment of debt	-	5,480	(5,480)	-100%	-	5,480	(5,480)	-100%
Other income (expense)	(10)	(1)	(9)	900%	(456)	2	(458)	-22900%
Interest expense	2,371	1,380	991	72%	4,436	2,887	1,549	54%
Income tax expense	27	41	(14)	-34%	77	119	(42)	-35%
Less: Net loss attributable to the noncontrolling interests	(328)	(602)	274	-46%	(489)	(760)	271	-36%

ADJUSTED EBITDA - OPCO	$1,204	$592	$612	103%	$2,594	$1,268	$1,326	105%
ADD-BACKS Expenses
Corp Expenses (Net of stock compensation & Transactional cost)	408	384	24	6%	665	757	(92)	-12%

ADJUSTED EBITDA - INCOME	$796	$208	$588	283%	$1,930	$511	$1,418	277%

	Three months ended January 31,				Six months ended January 31,
Other Key Metrics	2023	2021	Variances	%	2023	2021	Variances	%
Total Customers	4,464	2,960	1,504	51%	4,464	2,960	1,504	51%

Three Months ended January 31, 2023 as Compared to the Three Months ended January 31, 2022.

Cloud software and service revenue increased by $3,922,000, or 98%, from the three months ended January 31, 2022 as compared to the three months January 31, 2023. In addition, our gross margin increased by $2,507,000 from the three months ended January 31, 2022 as compared to the three months ended January 31, 2023. The increase in revenue and gross margin between years is primarily attributed to the increase in total customers between periods due to the acquisitions of Skynet Telecom LLC (“Skynet”) and Next Level.

EBITDA from operations, as adjusted, increased from $592,000 from the three months ended January 31, 2022 to $1,204,000 for the three month ended January 31, 2023. The primary reason for the improvement in EBITDA from operations is due to the increase in gross margin of $2,507,000 between the three months ended January 31, 2022 and 2023. The improvement in gross margin was offset by the increase in total operational expenses of $2,753,000 (net of cost of services) between the three months ended January 31, 2022 and 2023.

Six Months ended January 31, 2023 as Compared to the Six Months ended January 31, 2022.

Cloud software and service revenue increased by $8,275,000, or 106%, from the six months ended January 31, 2022 as compared to the six months January 31, 2023 In addition, our gross margin increased by $5,498,000 from the six months ended January 31, 2022 as compared to the six months ended January 31, 2023. The increase in revenue and gross margin between years is primarily attributed to the increase in total customers between periods due to the acquisitions of Skynet Telecom LLC (“Skynet”) and Next Level.

EBITDA from operations, as adjusted, increased from $1,268,000 from the six months ended January 31, 2022 to $2,594,000   for the six month ended January 31, 2023. The primary reason for the improvement in EBITDA from operations is due to the increase in gross margin of $5,498,000 between the six months ended January 31, 2022 and 2023. The improvement in gross margin was offset by the increase in total operational expenses of $5,564,000 (net of cost of services) between the six months ended January 31, 2022 and 2023.

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

Our total customers increased from 2,960 at January 31, 2022 as compared to 4,464 at January 31, 2023. The increase in customers is attributed to the acquisitions and consolidation of Skynet and NextLevel during fiscal year ended July 31, 2022. Going forward, absent further acquisitions, we expect a net increase in our number of customers of 1% to 5% each fiscal year.

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

Results of Operations

Three Months ended January 31, 2023 as Compared to the Three Months ended January 31, 2022.

Cloud Software and Service Revenue. Cloud software and service revenue increased by $3,922,000, or 98% from the three months ended January 31, 2022 as compared to the three months ended January 31, 2023. The increase in revenue is primarily attributed to the increase in total customers between periods due to the acquisitions of Skynet in December 2021 and the acquisition of Next Level in February 2022. Our total number of customers increased from 2,960 for the three months ended January 31, 2022 to 4,464 customers for the three months ended January 31, 2023. As part of the acquisitions, our primary emphasis is on integrating the secured customers base, consolidating products and services, retaining the monthly recuring revenue, and providing exceptional customer support.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $1,415,000, or 91%, from the three months ended January 31, 2022 as compared to the three months ended January 31, 2023. The increase in cost of services is primarily attributed to the consolidation of various networks as part of the increase in total customers between periods due to the acquisition of Skynet in December 2021 and the acquisition of Next Level in February 2022. Our total number of customers increased from 2,960 for the three months ended January 31, 2022 to 4,464  customers for the three months ended January 31, 2023. However, our consolidated gross margin improved by $2,507,000 from the quarter ended January 31, 2022 to the quarter ended January 31, 2023. We are not aware of any events that are reasonably likely to cause a material change in the relationship between our costs and our revenues.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $2,332,000, or 111%, from the three months ended January 31, 2022 as compared to the three months ended January 31, 2023. The increase in SG&A is attributed to the acquisition of Skynet in December 2021 and the acquisition of Next Level in February 2022; the Company absorbed all of the employees responsible for service delivery for the customer base, technical support, sales, customer service, and administration.

Stock Compensation expense. Stock compensation expense decreased by $1,000 from the three months ended January 31, 2022 as compared to the three months ended January 31, 2023.

Legal and professional fees. Legal and professional fees decreased by $101,000, or 9%, from the three months ended January 31, 2022 as compared to the three months ended January 31, 2023, which include legal and professional fees that relate to due diligence, audits for the acquisitions, purchase price allocation, legal fees paid to counsel for Post Road Administrative LLC and its affiliate Post Road Special Opportunity Fund II LLP (collectively, “Post Road”), and investor relations.

Bad debt. Bad debt increased by $38,000 from the three months ended January 31, 2022 as compared to the three months ended January 31, 2023. The increase is attributed to the recognition of $40,000 in bad debt for accounts deemed uncollectible during the quarter ended January 31, 2023. During the quarter ended January 31, 2022, the Company recognized $2,000 in bad debt.

Depreciation and amortization. Depreciation and amortization increased by $485,000, or 101%, from the three months ended January 31, 2022 as compared to the three months ended January 31, 2023. The increase is primarily attributed to the acquisitions and related amortization for intangible assets and the additional depreciation related to the assets acquired from Skynet and NextLevel.

Operating loss. The Company reported an operating loss of $1,319,000 from the three months ended January 31, 2022 as compared to an operating loss of $1,565,000 for the three months ended January 31, 2023. The increase in operating loss of $246,000 or 19%, between periods was primarily due to increases of SG&A of $2,332,000,   bad debts expense of $38,000, and depreciation and amortization expense of $485,000, offset by the improvement in gross margin of $2,507,000, the reduction in legal and professional fees of $101,000, and cost of services (exclusive of depreciation and amortization) for $1,415,000.

Gain (loss) on derivative instruments. For the three months ended January 31, 2022, the loss on derivative instruments was $3,425,000 as compared to a gain of $3,849,000 for the three months January 31, 2023, resulting in an increase in value of $7,274,000. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized a gain or loss between periods.

Income tax benefit (expense). During the three months ended January 31, 2023, the Company recognized an income tax expense of $27,000. During the three months ended January 31, 2022, the Company recognized an income tax expense of $41,000.

Other income (expense). Other income (expense) improved by $9,000 from the three months January 31, 2022 as compared to the three months ended January 31, 2023.

Interest Income (expense). Interest expense increased by $991,000 from the three months ended January 31, 2022 as compared to the three months ended January 31, 2023. During the quarter ended January 31, 2023,   the Company recognized amortization of debt discount of $603,000 related to the adjustment to the present value of various convertible notes and debt. Additionally, the Company recognized $1,040,000 in interest cash payments to Post Road, accrual of $153,000 for interest expense for various promissory notes and $91,000 fair value of shares issued as well as $499,000 added to the principal balance of various promissory notes, all charged to interest expense as consideration for extension of the maturity dates.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the three months ended January 31, 2022 was of $11,644,000 compared to the net loss of $104,000   for the three months ending January 31, 2023. The net loss including noncontrolling interest between periods is primarily due to the increases in selling, general and administrative expense for $2,332,000, cost of services (exclusive of depreciation and amortization) for $1,415,000, bad debts expense for $38,000, depreciation and amortization expense for $485,000, and interest expense for $991,000, offset by an increase in value to derivative instruments of $7,274,000, other income for $9,000, improvement in gross margin of $2,507,000, reduction in legal and professional fees of $101,000, and reduction in tax expense for $14,000.

Net income (loss) attributable to the noncontrolling interest. During the three months ended January 31, 2023 and 2022, the consolidated entity recognized a net income in noncontrolling interest of $328,000   and a net loss of $602,000 respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net income for the three months ended January 31, 2023 was $224,000   as compared to a net loss for the three months ended January 31, 2022 of $11,042,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend accrued on convertible preferred stock for the three months ended January 31, 2023 and 2022 was   $4,000 and $5,000, respectively.

Net income (loss) attributable to Digerati’s common shareholders. Net income for the three months ended January 31, 2023 was $220,000 as compared to a net loss for the three months ended January 31, 2022 of $11,047,000.

Six Months ended January 31, 2023 as Compared to the Six Months ended January 31, 2022.

Cloud Software and Service Revenue. Cloud software and service revenue increased by $8,275,000, or 106%, from the six months ended January 31, 2022 as compared to the six months ended January 31, 2023. The increase in revenue is primarily attributed to the increase in total customers between periods due to the acquisitions of Skynet in December 2021 and the acquisition of Next Level Internet in February 2022. Our total number of customers increased from 2,960 for the six months ended January 31, 2022 to 4,464 customers for the six months ended January 31, 2023. As part of the acquisitions, our primary emphasis is on integrating the secured customers base, consolidating products and services, retaining the monthly recuring revenue, and providing exceptional customer support.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $2,777,000, or 91%, from the six months ended January 31, 2022 as compared to the six months ended January 31, 2023. The increase in cost of services is primarily attributed to the consolidation of various networks as part of the increase in total customers between periods due to the acquisition of Skynet in December 2021 and the acquisition of Next Level Internet in February 2022. Our total number of customers increased from 2,960 for the six months ended January 31, 2022 to 4,464  customers for the six months ended January 31, 2023. However, our consolidated gross margin improved by $5,498,000, or 116%, from the six months ended January 31, 2022 as compared to the six months ended January 31, 2023. We are not aware of any events that are reasonably likely to cause a material change in the relationship between our costs and our revenues.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $4,685,000, or 121% from the six months ended January 31, 2022 as compared to the six months ended January 31, 2023. The increase in SG&A is attributed to the acquisition of Skynet in December 2021 and the acquisition of Next Level Internet in February 2022; the Company absorbed all of the employees responsible for service delivery for the customer base, technical support, sales, customer service, and administration.

Stock Compensation expense. Stock compensation expense decreased by $1,000, from the six months ended January 31, 2022 as compared to the six months ended January 31, 2023.

Legal and professional fees. Legal and professional fees decreased by $119,000 or 7%, from the six months ended January 31, 2022 as compared to the six months ended January 31, 2023, which include legal and professional fees that relate to due diligence, audits for the acquisitions, purchase price allocation, legal fees paid to counsel for Post Road Group, and investor relations.

Bad debt. Bad debt increased by $54,000 from the six months ended January 31, 2022 as compared to the six months ended January 31, 2023. The increase is attributed to the recognition of $69,000 in bad debt for accounts deemed uncollectible during the six months ended January 31, 2023. During the six months ended January 31, 2022, the Company recognized $15,000 in bad debt.

Depreciation and amortization. Depreciation and amortization increased by $945,000, or 97%, from the six months ended January 31, 2022 as compared to the six months ended January 31, 2023. The increase is primarily attributed to the acquisitions and related amortization for intangible assets and the additional depreciation related to the assets acquired from Skynet and NextLevel.

Operating loss. The Company reported an operating loss of $1,899,000 from the six months ended January 31, 2022 as compared to an operating loss of $1,965,000 for the six months ended January 31, 2023. The increase in operating loss of $66,000, or 3%, between periods is primarily due to net increases in SG&A for $4,685,000, cost of services (exclusive of depreciation and amortization) for $2,777,000, $54,000 for bad debt, and $945,000 for depreciation and amortization expense, offset by the improvement in gross margin of $5,498,000 and the reduction in legal and professional fees of $119,000.

Gain on derivative instruments. The gain on derivative instruments decreased by $236,000 from the six months ended January 31, 2022 as compared to the six months ended January 31, 2023. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized a gain or loss between periods.

Income tax benefit (expense). During the six months ended January 31, 2022, the Company recognized an income tax expense of $119,000. During the six months ended January 31, 2023, the Company recognized an income tax expense of $77,000.

Other income (expense). Other income (expense) improved by $458,000 from the six months ended January 31, 2022 as compared to the six months ended January 31, 2023. The improvement in other income is mostly due to the recognition of a gain on a settlement of conversion premium of $434,000 from a convertible note.

Interest expense. Interest expense increased by $1,549,000 from the six months ended January 31, 2022 as compared to the six months ended January 31, 2023. During the six months ended January 31, 2023, the Company recognized amortization of debt discount of $850,000   related to the adjustment to the present value of various convertible notes and debt. Additionally, the Company recognized $1,945,000 in interest cash payments to Post Road, accrual of $238,000 for interest expense for various promissory notes and $340,000 fair value of shares issued as well as $1,139,000 added to the principal balance of various promissory notes, all charged to interest expense as consideration for extension of the maturity dates.

Net loss including noncontrolling interest. Net loss including noncontrolling interest for the six months ended January 31, 2022, was of $9,378,000 as compared to the net loss of $5,249,000 for the six months ended January 31, 2023. The net loss including noncontrolling interest between periods is primarily due to the increases in selling, general and administrative expense for $4,685,000, cost of services (exclusive of depreciation and amortization) for $2,777,000, bad debts expense for $54,000, depreciation and amortization expense for $945,000, interest expense for $1,549,000, and derivative gain of $236.000, offset by a reduction in legal and professional fees of $119,000, increase to other income for $458,000, improvement in gross margin of $5,498,000, and a reduction in tax expense for $42,000.

Net loss attributable to the noncontrolling interest. During the six months ended January 31, 2023 and 2022, the consolidated entity recognized a net income in noncontrolling interest of $489,000 and a net loss of $760,000 respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net loss for the six months ended January 31, 2023 was $4,760,000 as compared to a net loss for the six months ended January 31, 2022 of $8,618,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend accrued on convertible preferred stock for the six months ended January 31, 2023 and 2022 was $8,000 and $10,000, respectively.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the six months ended January 31, 2023 was $4,768,000 compared to a net income for the six months ended January 31, 2022 of $8,628,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of approximately $2,203,000 as of January 31, 2023. Net cash used in operating activities during the six months ended January 31, 2023, was approximately $2,002,000. The net cash used by operating activities resulted primarily from the net loss incurred during the six months ended January 31, 2023 as a result of operating expenses, that included $46,000 in stock compensation and warrant expense, bad debt expense of $69,000, amortization of right-of-use assets for $546,000, gain on settlement of conversion premium for $466,000, amortization of debt discount of $850,000, gain on derivative liability of $773,000, depreciation and amortization expense of $1,919,000, debt extension fee charged to interest expense for $418,000, and common stock issued for debt extension charged to interest expense for $340,000. The change in operating assets and liabilities resulted in a net increase of $298,000.

Cash used in investing activities during the six months ended January 31, 2023, was $264,000, which was used for the acquisition of equipment.

Cash provided by financing activities during the six months ended January 31, 2023, was $2,960,000. The net increase in cash provided by financing was primarily due to the Company securing $3,990,000 from convertible notes, net of issuance costs and discounts and securing $250,000 from debt financing from a related party, net of issuance costs and discounts, proceeds from the exercise of warrants of $22,000, offset by principal payments of $500,000 on various convertible notes, principal payments of $250,000 on debt, principal payments on related party notes of $499,000, and $53,000 in principal payments on equipment financing.

Overall, our net operating, investing, and financing activities during the six months ended January 31, 2023, resulted in a net decrease in cash and cash equivalents for $694,000.

Digerati’s consolidated financial statements for the six months ended January 31, 2023, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $118,153,000 and a working capital deficit of approximately $40,765,000 which raises doubt about Digerati’s ability to continue as a going concern.

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

The Credit Agreement contains customary representations, warranties, and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operation of the business and properties of the loan parties as well as financial performance. Below are key covenants requirements, (measured quarterly) ) beginning with the quarter ended April 30, 2023:

●	Maximum–Allowed - Senior Leverage Ratio of 6.18 to 1.00

●	Minimum–Allowed - EBITDA of $4,565,009

●	Minimum–Allowed - Liquidity of $2,000,000

●	Maximum–Allowed - Capital Expenditures of $175,000 (Quarterly)

●	Minimum–Allowed - Fixed Charge Coverage Ratio of 1.00 to 1.00

●	Maximum–Allowed - Churn of 3.00% at any time

On December 15, 2022, the lender agreed to forbear from exercising its remedies in connection with the financial covenants that were not complied with during the quarter ended October 31,2022, as well as certain other specified defaults, until December 23, 2022 or such later date as agreed to in writing by the lender.

On February 3, 2023, the Company, the T3 Nevada Parties, and Post Road entered into a Fourth Amendment to the Credit Agreement and Amendment to Notes (the “Fourth Amendment”). Among other things, the Fourth Amendment revises each of the six financial covenants set forth in Section 11.12 of the Credit Agreement (related to maximum leverage, minimum liquidity, minimum EBITDA, maximum capital expenditures, minimum interest coverage (a provision that replaces the minimum fixed charge coverage ratio provision), and maximum churn). In addition, pursuant to the Fourth Amendment, none of the financial covenants contained in Section 11.12 of the Credit Agreement, as amended by the Fourth Amendment, other than minimum liquidity will be tested with respect to the fiscal quarter that ended on January 31, 2023. The Fourth Amendment provides that these revised financial covenants will be null and void if the Merger does not close by February 28, 2023 (the “Merger Outside Closing Date”), in which case the financial covenants in effect under Section 11.12 of the Credit Agreement immediately prior to the Fourth Amendment shall apply and be deemed effective.

Pursuant to the Fourth Amendment, Post Road agreed to waive each and all of the Specified Defaults (as defined in the Fourth Amendment). Post Road’s waiver of the Specified Defaults are contingent on the Merger closing on or before the Merger Outside Closing Date and no events of default (other than the Specified Defaults) or any condition or event that, with the giving of notice or the lapse of time or both, would constitute an event of default, existing under the Credit Agreement on the Merger closing date.

On March 13, 2023, the Company, the T3 Nevada Parties, and Post Road entered into the Fifth Amendment to its Credit Agreement, with an effective date of February 28, 2023, which specifically revises the Merger Outside Closing Date, replacing the “February 28, 2023” date with “April 28, 2023,” without amending, supplementing or otherwise modifying any other terms, or any of the conditions, set forth in the Credit Agreement.

In addition, the Credit Agreement permits T3 to defer until the respective maturity dates of the Notes the payment of accrued and unpaid interest otherwise due and payable. The Fourth Amendment amends the Credit Agreement and the Notes to revise the interest rate payable by T3 including pursuant to the deferral of the interest payments.

While Digerati, the parent company of T3, is not subject to these financial covenants, they have had and will continue to have a material impact on T3’s expenditures and ability to raise funds.

While Digerati, the parent company of T3, is not subject to these financial covenants, they have had and will continue to have a material impact on T3 Nevada’s expenditures and ability to raise funds.

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

Management believes that available resources as of January 31, 2023, will not be sufficient to fund the Company’s operations, debt service and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

Our current cash expenses are expected to be approximately $1,300,000 per month, including wages, rent, utilities, corporate expenses, and legal professional fees associated with potential acquisitions. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of January 31, 2023, our total liabilities were approximately $69,201,000, which included $9,879,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended January 31, 2023, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 21, 2021, T3 Communications, Inc.(“T3”), a subsidiary of the Company, entered into a settlement agreement with Carolina Financial Securities, LLC (“CFS”). Under the settlement agreement the parties agreed to resolve all issues and claims related to the lawsuit. Pursuant to the settlement agreement, T3 agreed to pay CFS a total of $300,000, payable as follows: $100,000 by October 15, 2021, and $200,000 payable in 15 monthly installments of $13,333.33 beginning November 15, 2021. As of January 31, 2023 and July 31, 2022, the outstanding balances were $0 and $80,000, respectively.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended January 31, 2023 that were not previously reported in a Current Report on Form 8-K except as follows. The sales and issuances of the securities described below were made pursuant to the exemptions from registration contained into Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as described in this prospectus, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

During the three months ended January 31, 2023, the Company issued 4,164,907 shares of common stock in connection with new convertible promissory notes. At the time of issuance, the Company recognized the relative fair market value of the common shares of $260,521 as debt discount, and it will be amortized to interest expense during the term of the promissory notes.

During the three months ended January 31, 2023, the Company issued 1,000,000 shares of common stock as consideration for the extension of maturity dates for the convertible promissory notes. The Company recognized the fair market value of the common shares of $90,620 which was recognized as interest at the time of each extension.

During the three months ended January 31, 2023, the Company issued 9,677 shares of common stock to various individuals for the exercise of 9,677 warrants, with an exercise price of $0.13 per warrant and secured $1,258 in proceeds.

During the three months ended January 31, 2023, the Company issued 1,500,000 shares of common stock in connection with the conversion of $75,000 of convertible promissory notes.

During the three months ended January 31, 2023, the Company issued 749,327 shares of common stock to various Series A Preferred Shareholders who converted 175,000 Series A Convertible Preferred Stock shares and $49,798 of accrued dividends.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 1 Entry into a Material Definitive Agreement.

As previously disclosed, on August 30, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Digerati, Minority Equality Opportunities Acquisition Inc., a Delaware corporation (“MEOA”), and MEOA Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MEOA (“Merger Sub”).

The Business Combination Agreement provides, among other things, that Merger Sub will merge with and into Digerati, with Digerati as the surviving company in the merger and, after giving effect to such merger, Digerati shall be a wholly-owned subsidiary of MEOA (the “Merger”). In addition, following the consummation of the Merger, MEOA will be renamed Verve Technologies Corporation.

As previously disclosed, in November 2020, the Company and T3 Communications, Inc. and T3’s subsidiaries (T3 and its subsidiaries, collectively, “the T3 Nevada Parties”) entered into a credit agreement (the “Credit Agreement”) with Post Road Administrative LLC and its affiliate Post Road Special Opportunity Fund II LLP (collectively, “Post Road”). The Company is a party to certain sections of the Credit Agreement. Next Level Internet, Inc. became a T3 Nevada Party in February 2022.

As previously disclosed, on February 3, 2023, the Company, the T3 Nevada Parties, and Post Road entered into a Consent, Limited Waiver and Fourth Amendment to Credit Agreement and Amendment to Notes (the “Fourth Amendment”). Among other things, pursuant to the Fourth Amendment, Post Road agreed to waive each and all of the Specified Defaults (as defined in the Fourth Amendment). Post Road’s waiver of the Specified Defaults were contingent on the Merger closing on or before February 28, 2023 (the “Merger Outside Closing Date”) and no events of default (other than the Specified Defaults) or any condition or event that, with the giving of notice or the lapse of time or both, would constitute an event of default, existing under the Credit Agreement on the Merger closing date.

On March 13, 2023, the Company, the T3 Nevada Parties, and Post Road entered into the Fifth Amendment to its Credit Agreement, with an effective date of February 28, 2023 (the “Fifth Amendment”), which specifically revises the Merger Outside Closing Date, replacing the “February 28, 2023” date with “April 28, 2023,” without amending, supplementing or otherwise modifying any other terms, or any of the conditions, set forth in the Credit Agreement.

The foregoing summary of the Fifth Amendment contains only a brief description of the material terms of the Fifth Amendment and such description is qualified in its entirety by reference to the full text of the Fifth Amendment, filed herewith as Exhibit 10.11, and incorporated by reference herein.

Item 6. Exhibits

Number	Description

4.1	Convertible Promissory Note for $1,670,000 Mast Hill Fund, L.P. dated November 22, 2022 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 2, 2022).
4.2	Form of Promissory Note issued by Digerati Technologies, Inc. to the Three December Investors, dated December 12th, 20th, and 22nd, 2022 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2023).
4.3*	Amendment 5 to Convertible Promissory Note for $30,000 with LGH Investments, LLC, dated December 23, 2022 (extension of maturity date).
4.4*	Amendment 4 to Convertible Promissory Note for $25,000 with Lucas Ventures, LLC, dated December 23, 2022 (extension of maturity date).
4.5*	Promissory Note for $100,000 with Derek and Thalia Gietzen dated December 29, 2022.
4.6*	Convertible Promissory Note for $110,000 LGH Investments, LLC dated January 13, 2023.
4.7	Form of Convertible Promissory Note issued by Digerati Technologies, Inc. to the January Investors, dated January 24, 2023 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 7, 2023).
4.8*	Amendment 2 to Convertible Promissory Note for $30,000 with LGH Investments, LLC, dated January 30, 2023 (extension of maturity date).
4.9*	Amendment 2 to Convertible Promissory Note for $30,000 with Lucas Ventures, LLC, dated January 30, 2023 (extension of maturity date).
4.10	Warrant to Purchase Shares of Common Stock, dated November 22, 2022 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on December 2, 2022).
4.11	Form of Warrant to Purchase Shares of Common Stock, issued to the Three December Investors, dated December 12th, 20th, and 22nd, 2022 (filed as Exhibit 4.3 to the Current Report on Form 8-K filed on February 7, 2023).
10.1*	Securities Purchase Agreement for $38,500 with LGH Investments dated October 27, 2022.
10.2*	Securities Purchase Agreement for $71,500 Lucas Ventures, LLC dated October 27, 2022.
10.3	Securities and Purchase Agreement by and between Digerati Technologies, Inc. and the Investor, dated November 22, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 2, 2022).
10.4	Form of Securities Purchase Agreement by and between Digerati Technologies, Inc. and the Three December Investors, dated December 12th, 20th, and 22nd, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2023).
10.5*	Securities Purchase Agreement for $110,000 LGH Investments, LLC dated January 13, 2023.
10.6*	Forbearance Agreement to Equity Purchase Agreement by T3 Communications, Inc. and Jeffery Posner dated January 3, 2023.
10.7*	Forbearance Agreement to Equity Purchase Agreement by T3 Communications, Inc. and The Jerry and Lisa Morris Revocable Trust dated January 3, 2023.
10.8	Registration Rights Agreement by and between Digerati Technologies, Inc. and the Investor, dated November 22, 2022 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on December 2, 2022).
10.9	Form of Registration Rights Agreement by and between Digerati Technologies, Inc. and the Three December Investors, dated December 12th, 20th, and 22nd, 2022 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 7, 2023).
10.10*	Amendments 2 and 3 to the Securities Purchase Agreement by Skynet Telecom, LLC dated December 5, 2022 and March 9, 2023.
10.11*	Fifth Amendment to Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications (including Next Level Internet, Inc.), Post Road Special Opportunity Fund II LP, and Post Road Administrative LLC, dated as of March 13, 2023.
10.12*	Forbearance Agreement to Equity Purchase Agreement by T3 Communications, Inc. and The Jerry and Lisa Morris Revocable Trust dated March 7, 2023.
10.13*	Forbearance Agreement to Equity Purchase Agreement by T3 Communications, Inc. and Jeffery Posner dated March 7, 2023.
31.1*	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: March 17, 2023	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: March 17, 2023	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)