Form 10-Q
period 2023-04-30
Digerati Technologies, Inc.
filed 2023-06-15
CIK 1014052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Number of Shares	Class:	As of:
160,331,685	Common Stock $0.001 par value	June 15, 2023

DIGERATI TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2023

i

DIGERATI TECHNOLOGIES, INC.

CONTENTS

PAGE 1	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2023 AND JULY 31, 2022 (UNAUDITED)

PAGE 2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2023 AND 2022 (UNAUDITED)

PAGE 3-4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2023 AND 2022 (UNAUDITED)

PAGE 5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2023 AND 2022 (UNAUDITED)

PAGES 6-33	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ii

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	April 30,	July 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$997	$1,509
Accounts receivable, net	906	622
Prepaid and other current assets	578	383
Total current assets	2,481	2,514

LONG-TERM ASSETS:
Intangible assets, net	12,925	15,188
Goodwill	19,380	19,380
Property and equipment, net	1,465	1,647
Other assets	554	273
Investment in Itellum	185	185
Right-of-use assets - financing	512	62
Right-of-use assets - operating	1,886	2,436
Total assets	$39,388	$41,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,134	$3,222
Accrued liabilities	9,481	9,627
Equipment financing	196	21
Convertible note payable, current, net of discount of $1,851 and $120, respectively	7,431	3,948
Note payable, current, related party, net of discount of $10 and $40, respectively	490	833
Note payable, current, net of discount of $168 and $181, respectively	35,533	870
Acquisition payable	1,000	1,000
Deferred income	1,277	931
Derivative liability	7,759	10,588
Operating lease liability, current	609	797
Total current liabilities	67,910	31,837

LONG-TERM LIABILITIES:
Note payable, net of discount $0 and $313, respectively	-	33,335
Convertible note payable	-	500
Equipment financing	320	43
Operating lease liability, net of current portion	1,402	1,788
Total long-term liabilities	1,722	35,666

Total liabilities	69,632	67,503

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001, 50,000,000 shares authorized
Convertible Series A Preferred stock, $0.001, 1,500,000 shares designated, 25,000 and 225,000 issued and outstanding, respectively	-	-
Convertible Series B Preferred stock, $0.001, 1,000,000 shares designated, 425,442 and 425,442 issued and outstanding, respectively	-	-
Convertible Series C Preferred stock, $0.001, 1,000,000 shares designated, 55,400 and 55,400 issued and outstanding, respectively	-	-
Series F Super Voting Preferred stock, $0.001, 100 shares designated, 100 and 100 issued and outstanding, respectively	-	-
Common stock, $0.001, 500,000,000 shares authorized, 158,438,352 and 142,088,039 issued and outstanding (86,000,000 and 45,000,000, respectively, reserved in Treasury)	158	142
Additional paid in capital	92,947	89,487
Accumulated deficit	(120,397)	(113,393)
Other comprehensive income	1	1
Total Digerati’s stockholders’ deficit	(27,291)	(23,763)
Noncontrolling interest	(2,953)	(2,055)
Total stockholders’ deficit	(30,244)	(25,818)
Total liabilities and stockholders’ deficit	$39,388	$41,685

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Cloud software and service revenue	$7,837	$8,163	$23,908	$15,959

Total operating revenues	7,837	8,163	23,908	15,959

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization)	2,879	3,161	8,698	6,203
Selling, general and administrative expense	4,322	4,296	12,921	8,211
Legal and professional fees	681	756	2,311	2,505
Bad debt expense	37	36	106	51
Depreciation and amortization expense	993	1,540	2,912	2,514
Total operating expenses	8,912	9,789	26,948	19,484

OPERATING LOSS	(1,075)	(1,626)	(3,040)	(3,525)

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	2,120	6,827	2,893	7,835
Gain (loss) on extinguishment of debt	55	-	55	(5,480)
Other income (expense)	(1)	2	455	-
Interest expense	(3,701)	(1,676)	(8,137)	(4,563)
Income tax expense	(51)	(167)	(128)	(285)
Total other income (expense)	(1,578)	4,986	(4,862)	(2,493)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(2,653)	3,360	(7,902)	(6,018)

Less: Net loss attributable to the noncontrolling interests	409	546	898	1,306
NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI'S SHAREHOLDERS	(2,244)	3,906	(7,004)	(4,712)

Deemed dividend on Series A Convertible preferred stock	-	(4)	(8)	(14)
NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI'S COMMON SHAREHOLDERS	$(2,244)	$3,902	$(7,012)	$(4,726)

INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.01)	$0.03	$(0.05)	$(0.03)

LOSS PER COMMON SHARE - DILUTED	$(0.01)	$(0.01)	$(0.05)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	153,785,787	139,751,107	148,462,169	139,285,833

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	153,785,787	254,167,793	148,462,169	139,285,833

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended April 30, 2023

(In thousands, except for share amounts, unaudited)

	Equity Digerati's Shareholders
	Preferred
	Convertible								Common		Additional		Other
	Series A Shares	Par	Series B Shares	Par	Series C Shares	Par	Series F Shares	Par	Shares	Par	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders Equity	Noncontrolling Interest	Totals
BALANCE, July 31, 2022	225,000	-	425,442	-	55,400	-	100	-	142,088,039	$142	$89,487	$(113,393)	$1	$(23,763)	$(2,055)	$(25,818)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	23	-	-	23	-	23
Common stock issued for conversion of Convertible Series A Preferred stock	(25,000)	-	-	-	-	-	-	-	105,723	-	7	-	-	7	-	7
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	160,628	-	21	-	-	21	-	21
Common stock issued for debt extension	-	-	-	-	-	-	-	-	2,060,000	2	247	-	-	249	-	249
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	650,000	1	94	-	-	95	-	95
Dividends accrued	-	-	-	-	-	-	-	-	-	-	(4)	-	-	(4)	-	(4)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(4,984)	-	(4,984)	(161)	(5,145)
BALANCE, October 31, 2022	200,000	-	425,442	-	55,400	-	100	-	145,064,390	145	$89,875	$(118,377)	$1	$(28,356)	$(2,216)	$(30,572)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	23	-	-	23	-	23
Common stock issued for conversion of Convertible Series A Preferred stock	(175,000)	-	-	-	-	-	-	-	749,327	1	49	-	-	50	-	50
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	9,677	-	1	-	-	1	-	1
Common stock issued for debt extension	-	-	-	-	-	-	-	-	1,000,000	1	90	-	-	91	-	91
Common stock issued for debt conversion and settlement	-	-	-	-	-	-	-	-	1,500,000	1	74	-	-	75	-	75
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	4,164,907	4	256	-	-	260	-	260
Dividends accrued	-	-	-	-	-	-	-	-	-	-	(4)	-	-	(4)	-	(4)
Warrant issued with debt - debt discount	-	-	-	-	-	-	-	-	-	-	667	-	-	667	-	667
Beneficial conversion feature on convertible debt - debt discount	-	-	-	-	-	-	-	-	-	-	1,275	-	-	1,275	-	1,275
Net Loss	-	-	-	-	-	-	-	-	-	-	-	224	-	224	(328)	(104)
BALANCE, January 31, 2023	25,000	-	425,442	-	55,400	-	100	-	152,488,301	$152	$92,306	$(118,153)	$1	$(25,694)	$(2,544)	$(28,238)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	35	-	-	35	-	35
Common stock issued to employees	-	-	-	-	-	-	-	-	1,370,551	1	(1)	-	-	-	-	-
Common stock issued for debt extension	-	-	-	-	-	-	-	-	2,180,000	2	163	-	-	165	-	165
Common stock issued for debt conversion and settlement	-	-	-	-	-	-	-	-	1,500,000	2	74	-	-	76	-	76
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	899,500	1	74	-	-	75	-	75
Warrant issued with debt - debt discount	-	-	-	-	-	-	-	-	-	-	170	-	-	170	-	170
Beneficial conversion feature on convertible debt - debt discount	-	-	-	-	-	-	-	-	-	-	126	-	-	126	-	126
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,244)	-	(2,244)	(409)	(2,653)
BALANCE, April 30, 2023	25,000	-	425,442	-	55,400	-	100	-	158,438,352	$158	$92,947	$(120,397)	$1	$(27,291)	$(2,953)	$(30,244)

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended April 30, 2022

(In thousands, except for share amounts, unaudited)

	Equity Digerati's Shareholders
	Preferred
	Convertible								Common		Additional		Other
	Series A Shares	Par	Series B Shares	Par	Series C Shares	Par	Series F Shares	Par	Shares	Par	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders Equity	Noncontrolling Interest	Totals

BALANCE, July 31, 2021	225,000	-	425,442	-	55,400	-	100	-	138,538,039	$139	$89,100	$(105,380)	$1	$(16,140)	$(714)	$(16,854)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	24	-	-	24	-	24
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	600,000	-	38	-	-	38	-	38
Dividends accrued	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	2,424	-	2,424	(158)	2,266
BALANCE, October 31, 2021	225,000	-	425,442	-	55,400	-	100	-	139,138,039	$139	$89,157	$(102,956)	$1	$(13,659)	$(872)	$(14,531)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	23	-	-	23	-	23
Common stock issued concurrent with convertible debt	-	-	-	-	-	-	-	-	600,000	-	-	-	-	-	-	-
Dividends accrued	-	-	-	-	-	-	-	-	-	-	(5)	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(11,042)	-	(11,042)	(602)	(11,644)
BALANCE, January 31, 2022	225,000	-	425,442	-	55,400	-	100	-	139,738,039	$139	$89,175	$(113,998)	$1	$(24,683)	$(1,474)	$(26,157)
Amortization of employee stock options	-	-	-	-	-	-	-	-	-	-	28	-	-	28	-	28
Common stock issued for debt extension	-	-	-	-	-	-	-	-	250,000	-	34	-	-	34	-	34
Derivative liability resolved to APIC due to note conversion	-	-	-	-	-	-	-	-	-	-	76	-	-	76	-	76
Dividends accrued	-	-	-	-	-	-	-	-	-	-	(4)	-	-	(4)	-	(4)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	3,906	-	3,906	(546)	3,360
BALANCE, April 30, 2022	225,000	-	425,442	-	55,400	-	100	-	139,988,039	$139	$89,309	$(110,092)	$1	$(20,643)	$(2,020)	$(22,663)

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months April 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,902)	$(6,018)
Adjustments to reconcile net loss to cash (used in)/provided by operating activities:
Depreciation and amortization expense	2,912	2,514
Stock compensation and warrant expense	81	75
Bad debt expense	106	51
Amortization of Right-of-Use Assets	624	214
Amortization of debt discount	2,104	1,943
(Gain) loss on derivative liabilities	(2,893)	(7,835)
(Gain) loss on extinguishment of debt	(55)	5,480
(Gain) on settlement of conversion premium on Notes	(466)	-
Accrued interest added to principal	-	-
Debt extension fee charged to interest expense	689	155
Common stock issued for debt extension charged to interest expense	505	34
Changes in operating assets and liabilities:
Accounts receivable	(390)	(433)
Prepaid expenses and other current assets	(213)	(96)
Inventory	18	10
Other assets	(281)	23
Right of use operating lease liability	(574)	(268)
Accounts payable	883	1,385
Accrued expenses	1,406	1,003
Deferred income	346	22
Net cash used in operating activities	(3,100)	(1,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of equipment	(467)	(193)
Proceeds from Nexogy	-	178
Acquisition of VoIP assets, net of cash received	-	(12,790)
Net cash used in investing activities	(467)	(12,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from convertible debt, net of original issuance cost and discounts	4,491	706
Borrowings from debt, net of original issuance cost and discounts	-	15,530
Proceeds from the exercise of warrants	22	-
Borrowings from related party notes, net of original issuance cost and discounts	250	-
Principal payments on debt, net	(548)	-
Principal payments on convertible debt, net	(520)	(175)
Principal payments on related party notes, net	(568)	(590)
Principal payment on equipment financing	(72)	(30)
Net cash provided by financing activities	3,055	15,441

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(512)	895
CASH AND CASH EQUIVALENTS, beginning of period	1,509	1,489

CASH AND CASH EQUIVALENTS, end of period	$997	$2,384

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,995	$1,677

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued interest rolled into principal	$1,503	$640
Incentive earnout adjustment on Active PBX acquisition	$-	$120
Debt discount from common stock issued with debt	$430	$38
Derivative liability resolved to APIC	$-	$76
Debt discount from derivative liabilities	$64	$60
Debt discount from warrants issued with debt	$837	$-
Beneficial conversion feature on convertible note	$1,401	$-
Common stock issued for debt conversion and settlement	$151	$-
Common Stock issued for the conversion of Preferred Stock Series A	$57	$-
Dividends accrued	$8	$14
Day 1 (one) recognition of Right-of-use Assets	$524	$-

See accompanying notes to unaudited consolidated financial statements

DIGERATI TECHNOLOGIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Description of Business

Unless otherwise indicated or the context otherwise requires, references in this subsection to “we,” “us,”, “our,” “the Company,” and other similar terms refer to Digerati and its subsidiaries.

Digerati Technologies, Inc., a Nevada corporation, through its operating subsidiaries in Texas, Florida, and California provides cloud services specializing in Unified Communications as a Service (“UCaaS”) and broadband connectivity solutions for the business market. Digerati’s product line includes a portfolio of Internet-based telephony products and services delivered through its cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud WAN solutions (SD WAN).

Digerati Technologies, Inc. currently has four (4) operating subsidiaries: (i) Verve Cloud, Inc., a Texas entity (this entity was formerly known as Shift8 Networks, Inc.); (ii) T3 Communications, Inc., a Florida entity; (iii) Nexogy, Inc., a Florida entity; and (iv) NextLevel Internet, Inc., a California entity. Each of these entities is a subsidiary of Verve Cloud, Inc., a Nevada entity (this entity was formerly known as T3 Communications, Inc.) formed on March 27, 2023. We expect the completion to be consolidated under one single entity during the quarter ending June 30, 2023.

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

	Three months ended April 30,		Nine months ended April 30,
(in thousands, except per share data)	2023	2022	2023	2022
NUMERATOR:
NET INCOME (LOSS)	$(2,244)	$3,902	$(7,012)	$(4,726)

DENOMINATOR:
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	153,785,787	139,751,107	148,462,169	139,285,833

LOSS PER COMMON SHARE - BASIC	$(0.01)	$0.03	$(0.05)	$(0.03)

	Three months ended April 30,		Nine months ended April 30,
(in thousands, except per share data)	2023	2022	2023	2022
NUMERATOR:
NET INCOME (LOSS)	$(2,244)	$3,902	$(7,012)	$(4,726)
Less: adjustments to net income	$-	$(6,759)	$-	$-
NET INCOME (LOSS) - DILUTED SHARES OUTSTANDING CALCULATION	$(2,244)	$(2,857)	$(7,012)	$(4,726)

DENOMINATOR:
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	153,785,787	139,751,107	148,462,169	139,285,833
Warrants and Options to purchase common stock	-	100,352,766	-	-
Convertible Debt	-	14,063,920	-	-
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	153,785,787	254,167,793	148,462,169	139,285,833

LOSS PER COMMON SHARE - DILUTED	$(0.01)	$(0.01)	$(0.05)	$(0.03)

The Company excluded the following securities from the calculation of basic and diluted net loss per share as the effect would have been antidilutive

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Convertible Preferred Shares	63,458,674	56,745,216	63,458,674	56,745,216
Convertible Debt	85,183,490	12,633,333	85,183,490	12,633,333

Total	148,642,164	69,378,549	148,642,164	69,378,549

Treasury Shares

As a result of entering into various convertible debt instruments which contained a variable conversion feature with no floor, warrants with fixed exercise price, and convertible notes with fixed conversion price or with a conversion price floor, we reserved 104,000,000 treasury shares for consideration for future conversions and exercise of warrants, for convertible notes with fixed conversion price, notes with variable conversion feature with a floor and warrants with a conversion price floor. The Company will evaluate the reserved treasury shares on a quarterly basis, and if necessary, reserve additional treasury shares. As of April 30, 2023, we believe that the treasury shares reserved are sufficient for any future conversions of these instruments. As a result, these debt instruments and warrants are excluded from derivative consideration.

Customers and Suppliers

We rely on various suppliers to provide services in connection with our VOIP and UCaaS offerings. Our customers include businesses in various industries including Healthcare, Banking, Financial Services, Legal, Real Estate, and Construction. We are not dependent upon any single supplier or customer.

During the nine months ended April 30, 2023 and 2022, the Company did not derive revenues of 10% or more from any single customer.

As of April 30, 2023 and July 31, 2022, the Company did not have outstanding accounts receivable of 10% or more from any single customer.

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

Product Revenue

The Company recognizes product revenue for telephony equipment at a point-in-time, when transfer of control has occurred, which is generally upon delivery. Sales returns are recorded as a reduction to revenue estimated based on historical data.

Disaggregation of Cloud-based hosted revenues.

Summary of disaggregated revenue is as follows (in thousands):

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2023	2022	2023	2022

Cloud software and service revenue	$7,777	$8,092	$23,694	$15,677
Product revenue	60	71	214	282
Total operating revenues	$7,837	$8,163	$23,908	$15,959

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement; for example, when the initial month’s services or equipment are discounted. Contract assets are included in prepaid and other current assets in the consolidated balance sheets, depending on if their reduction is recognized during the succeeding 12-month period or beyond. Contract assets as of April 30, 2023 and July 31, 2022 was $0 and $6,701, respectively.

Deferred Income

Deferred income represents billings or payment received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services, for services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding 12-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other noncurrent liabilities in the consolidated balance sheets. Deferred income as of April 30, 2023 and July 31, 2022 was $425,130 and $66,167, respectively.

Customer deposits

The Company in some instances requires customers to make deposits for the last month of services, equipment, installation charges and training. As equipment is installed and training takes place, the deposits are then applied to revenue. The deposit for the last month of services is applied to any outstanding balances if services are cancelled. If the customer’s account is paid in full, the Company will refund the full deposit in the month following service termination. As of April 30, 2023 and July 31, 2022, Digerati’s customer deposits balance was $852,141 and $864,345, respectively. The customer deposit balance is included as part of deferred income on the consolidated balance sheets.

Costs to Obtain a Customer Contract

Direct incremental costs of obtaining a contract consisting of sales commissions are deferred and amortized over the estimated life of the customer, which currently averages 36 months. The Company calculates the estimated life of the customer on an annual basis. The Company classifies deferred commissions as prepaid expenses or other noncurrent assets based on the timing of when it expects to recognize the expense. As of April 30, 2023, the Company has $663,661 in deferred commissions/contract costs. Sales commissions expensed for the nine months ended April 30, 2023 and 2022 were $2,050,008 and 1,463,989, respectively. The costs to obtain customer contract balances are included as part of prepaid expenses and other assets on the consolidated balance sheets.

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

Our derivative liabilities as of April 30, 2023 and July 31, 2022 were $7,759,446 and $10,587,717, respectively.

The following table provides the fair value of the derivative financial instruments measured at fair value using significant unobservable inputs:

		Fair value measurements at reporting date using.
		Quoted prices in active markets for identical liabilities	Significant other observable inputs	Significant unobservable inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Derivative liability at July 31, 2022	$10,587,717	-	-	$10,587,717

Derivative liability at April 30, 2023	$7,759,446	-	-	$7,759,446

The fair market value of all derivatives during the year ended July 31, 2022 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	63.32% - 250.19%
Risk-free interest rate	0.03% - 2.98%
Expected term	0.05 - 9.50 years

The fair market value of all derivatives during the nine months ended April 30, 2023 was determined using the Black-Scholes option pricing model which used the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	93.12% - 198.87%
Risk-free interest rate	3.44% - 5.14%
Expected term	0.17 – 7.56 years

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2022	$10,587,717
Derivative from new convertible promissory notes recorded as debt discount	63,805
Derivative gain	(2,892,076)
Balance at April 30, 2023	$7,759,446

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

On May 1, 2018, Verve Cloud, Inc. (f/k/a T3 Communications, Inc.) (“Verve Cloud”), a Nevada Corporation, entered into a Stock Purchase Agreement (“SPA”), whereby in an exchange for $250,000, Verve Cloud agreed to sell to the buyers 199,900 shares of common stock equivalent to 19.99% of the issued and outstanding common shares of Verve Cloud. The $250,000 of the cash received under this transaction was recognized as an adjustment to the carrying amount of the noncontrolling interest and as an increase in additional paid-in capital in Verve Cloud. At the option of the Company, and for a period of five years following the date of the SPA, the 199,900 shares of common stock in Verve Cloud may be converted into Common Stock of Digerati at a ratio of 3.4 shares of DTGI Common stock for everyone (1) share of Verve Cloud at any time after the DTGI Common Stock has a current market price of $1.50 or more per share for 20 consecutive trading days.

For the nine months ended April 30, 2023 and 2022, the Company accounted for a noncontrolling interest of approximately $898,000 and $1,306,000, respectively. Additionally, one of the buyers serves as a Board Member of T3 Communications, Inc., a Florida Corporation, one of our operating subsidiaries.

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

In June 2016, the FASB issued “ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard's main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. Update No. 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this ASU on its financial statements.

NOTE 2 – GOING CONCERN

Financial Condition

The Company’s consolidated financial statements for the nine months ending April 30, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, the Company has incurred net losses and accumulated a deficit of approximately $120,397,000 and a working capital deficit of approximately $65,429,000 which raise substantial doubt about Digerati’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Management believes that available resources as of April 30, 2023 will not be sufficient to fund the Company’s operations and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

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

We require cash to meet our interest payments to Post Road (as defined below), capital expenditure needs, and operational cash flow needs. The Company anticipates issuing additional equity or entering into additional Convertible Notes to secure the funding required to meet these cash needs. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, the Company may not be able to meet its interest payments, capital expenditures, and operational needs. As a result, the Company will be required to negotiate with its lender the terms of the current financing agreements, in addition to postponing the timing of deployment of its capital expenditures and extending the timing of the operational cash needs.

In November 2020, the Company and Verve Cloud, Inc. (a Nevada entity) (“Verve Cloud”) and Verve Cloud’s subsidiaries (Verve Cloud and its subsidiaries, collectively, “the Verve Cloud Nevada Parties”) entered into a credit agreement (the “Credit Agreement”) with Post Road Administrative LLC and its affiliate Post Road Special Opportunity Fund II LLP (collectively, “Post Road”). The Company is a party to certain sections of the Credit Agreement. Next Level Internet, Inc. became a Verve Cloud Nevada Party in February 2022.

The Credit Agreement contains customary representations, warranties, and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to the operation of the business and properties of the loan parties as well as financial performance. Below are key financial covenant requirements (measured quarterly) for the fiscal quarter ended April 30, 2023:

●	Maximum Allowed - Senior Leverage Ratio of 6.18 to 1.00

●	Minimum Allowed - EBITDA of $ (on an annualized basis) 4,565,009

●	Minimum Allowed - Liquidity of $2,000,000

●	Minimum Allowed - Interest Coverage of 1.00 to 1.00

As of April 30, 2023, the Company was not in compliance with our financial covenants with Post Road, and as a result, the Notes were classified as current. The Company has requested that Post Road agree to forbear from exercising its remedies in connection with, among other things, the financial covenants that were not complied with during the quarter ended April 30, 2023. There can be no assurance that we will be able to restructure our financial covenants with Post Road. If the Company is not able to reach an agreement to restructure our financial covenants requirements and Post Road declares an event of default, it would have a material adverse effect on our business and financial condition, including the possibility of Post Road foreclosing on some or all of our assets.

On December 15, 2022, the lender agreed to forbear from exercising its remedies in connection with the financial covenants that were not complied with during the quarter ended October 31, 2022, as well as certain other specified defaults, until December 23, 2022.

On February 3, 2023, the Company, the Verve Cloud Nevada Parties, and Post Road entered into a Consent, Limited Waiver and Fourth Amendment to Credit Agreement and Amendment to Notes (the “Fourth Amendment”). The Fourth Amendment is effective as of December 23, 2022. Among other things, the Fourth Amendment conditionally revises each of the six financial covenants set forth in Section 11.12 of the Credit Agreement (related to maximum leverage, minimum liquidity, minimum EBITDA, maximum capital expenditures, minimum interest coverage (a provision that replaces the minimum fixed charge coverage ratio provision), and maximum churn). In addition, pursuant to the Fourth Amendment, none of the financial covenants contained in Section 11.12 of the Credit Agreement, as amended by the Fourth Amendment, were to be tested as of the January 31, 2023 fiscal quarter end date so long as no events of default had occurred, other than minimum liquidity of $1,000,000, which was tested and met as of January 31, 2023. The Fourth Amendment provides that these revised financial covenants will be null and void if the Merger (as defined in Note 12) does not close by February 28, 2023 (the “Merger Outside Closing Date”), in which case the financial covenants in effect under Section 11.12 of the Credit Agreement shall automatically, and without notice to the Verve Cloud Nevada Parties, revert to those in effect immediately prior to the Fourth Amendment.

Pursuant to the Fourth Amendment, Post Road agreed to conditionally waive each and all of the Specified Defaults (as defined in the Fourth Amendment). Post Road’s waiver of the Specified Defaults are contingent on the Merger closing on or before the Merger Outside Closing Date in accordance with the Business Combination Agreement (as defined in Note 12) and no events of default (other than the Specified Defaults) or any condition or event that, with the giving of notice or the lapse of time or both, would constitute an event of default, existing under the Credit Agreement on the Merger closing date.

The Fourth Amendment amends the Credit Agreement and the Notes to modify the interest rate payable by Verve Cloud.

On March 13, 2023, the Company, the Verve Cloud Nevada Parties, and Post Road entered into the Fifth Amendment to Credit Agreement, with an effective date of February 28, 2023, which specifically revises the Merger Outside Closing Date, replacing the “February 28, 2023” date with “April 28, 2023,” without amending, supplementing or otherwise modifying any other terms, or any of the conditions, set forth in the Credit Agreement.

On April 3, 2023, the Company, the Verve Cloud Nevada Parties, and Post Road entered into a Sixth Amendment to its Credit Agreement (the “Sixth Amendment”). Pursuant to the Sixth Amendment, Post Road agreed to increase the aggregate net unpaid principal amount (i.e., less original issue discounts and transaction costs paid in cash by Company upon the closing thereof and disclosed in writing to Post Road) the Company is allowed to borrow in the form of convertible loans to $3,500,000. This amount was increased from the $3,000,000 agreed to by Post Road pursuant to the Fourth Amendment.

Pursuant to the Sixth Amendment, Post Road agreed to defer the cash interest otherwise due and payable on April 1, 2023 to the May 1, 2023 payment date.

On May 1, 2023, the Company, the Verve Cloud Nevada Parties, and Post Road entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”). The Seventh Amendment is dated as of May 1, 2023, with an effective date of April 28, 2023. Pursuant to the Seventh Amendment, the Merger Outside Closing Date was amended to May 31, 2023, or such later date as agreed to in writing by Post Road in its sole discretion.

The Seventh Amendment also modified the negative covenants set forth in the Credit Agreement to add a new section on material nonpublic information (“MNPI”). The Seventh Amendment’s modifications to the Credit Agreement provide that if Post Road elects not to receive MNPI from the Company during any period during which the Company is obligated to deliver a notice to Post Road which notice would include MNPI, the Company will inform Post Road of its obligation to deliver the notice, and Post Road will inform the Company whether it elects to receive such notice. If Post Road elects to receive the notice of MNPI, the Company shall deliver such notice in accordance with the Credit Agreement, and if Post Road elects not to receive such notice, the Company shall not deliver the notice and Post Road shall have waived its rights to receive delivery of the notice. Any election by Post Road to waive their right to receive delivery of any notice of MNPI applies only with respect to the specific notice and not to any subsequent notice.

Pursuant to the Seventh Amendment, Post Road agreed to defer the cash interest otherwise due and payable on April 3, 2023 and May 1, 2023 to the June 1, 2023 payment date.

While Digerati, the parent company of Verve Cloud, is not subject to these financial covenants, it had, and will continue to have, a material impact on Verve Cloud’s expenditures and ability to raise funds.

In addition, our Term Loan C Note payable to Post Road with a maturity date of August 4, 2023, requires a full principal payment and accrued interest by the maturity date. We will work with our equity partners to secure additional financings to meet this obligation by the maturity date. In addition, we will work with our lender on the current terms to the Term Loan C Note, to extend the maturity date or restructure the terms of the note. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms to meet the cash payment requirements on the Term Loan C Note. In addition, there can be no assurance that we will be able to restructure the terms or extend the maturity date of the Term Loan C Note with Post Road. If the Company is not able to restructure the financing or repay the Term Loan C Note by the August 4th maturity date and Post Road declares an event of default, it would have a material adverse effect on our business and financial condition, including the possibility of Post Road foreclosing on some or all of our assets.

Verve Cloud’s obligations under the Credit Agreement are secured, in part, by a first-priority security interest in all of the assets of the Verve Cloud Nevada Parties and are guaranteed by Verve Cloud’s other subsidiaries pursuant to the Guaranty and Collateral Agreement, dated November 17, 2020, subsequently amended on December 31, 2021, February 4, 2022, December 15, 2022, and February 3, 2023 by and among Verve Cloud, the Company’s other subsidiaries, and Post Road Administrative LLC (the “Guaranty and Collateral Agreement”). In addition, Verve Cloud’s obligations under the Credit Agreement are, pursuant to a Pledge Agreement (the “Pledge Agreement”), secured by a pledge of a first priority security interest in Verve Cloud’s 100% equity ownership of each of Verve Cloud’s operating companies.

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

The Company will continue to work with various funding sources to secure additional debt and equity financing. However, Digerati cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of April 30, 2023, our total liabilities were approximately $69,632,000, which included $7,759,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

The Company’s consolidated financial statements as of April 30, 2023 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve our ability to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

Below are summarized changes in intangible assets at April 30, 2023 and July 31, 2022:

	Gross Carrying	Accumulated	Net Carrying
April 30, 2023	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(40,000)	-
Customer relationships, 7 years	10,947,262	(3,630,483)	7,316,779
Trademarks, 7 & 10 years	7,148,000	(1,739,103)	5,408,897
Non-compete, 2 & 3 years	931,000	(732,083)	198,917
Marketing & Non-compete, 5 years	800,263	(799,981)	282
Total Definite-lived Intangible Assets	20,016,525	(7,091,650)	12,924,875
Goodwill	19,380,080	-	19,380,080
Balance, April 30, 2023	$39,396,605	$(7,091,650)	$32,304,955

	Gross Carrying	Accumulated	Net Carrying
July 31, 2022	Value	Amortization	Amount
NetSapiens - license, 10 years	$150,000	$(150,000)	$-
Customer relationships, 5 years	40,000	(36,684)	3,316
Customer relationships, 7 years	10,947,262	(2,573,052)	8,374,210
Trademarks, 7 & 10 years	7,148,000	(993,806)	6,154,194
Non-compete, 2 & 3 years	931,000	(394,583)	536,417
Marketing & Non-compete, 5 years	800,263	(679,980)	120,283
Total Definite-lived Intangible Assets	20,016,525	(4,828,105)	15,188,420
Goodwill	19,380,080	-	19,380,080
Balance, July 31, 2022	$39,396,605	$(4,828,105)	$34,568,500

Total amortization expense for the nine months ended April 30, 2023 and 2022 was $2,263,546 and $2,215,872, respectively.

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

During the nine months ended April 30, 2023 and 2022, the Company did not issue any new stock options.

The Company recognized approximately $80,122 and $74,466, respectively, in stock-based compensation expense for stock options to employees for the nine months ended April 30, 2023 and 2022. Unamortized compensation stock option cost totaled $17,850 and $125,653, respectively, as of April 30, 2023 and 2022.

A summary of the stock options outstanding as of April 30, 2023 and July 31, 2022, and the changes during the nine months ended April 30, 2023 are presented below:

		Weighted average exercise	Weighted average remaining contractual
	Options	price	term (years)
Outstanding at July 31, 2022	9,130,000	$0.17	2.39
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(1,355,000)	0.35	-
Outstanding on April 30, 2023	7,775,000	$0.12	1.99
Exercisable on April 30, 2023	7,287,634	$0.12	1.96

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of the 7,775,000 and 9,130,000 stock options outstanding as of April 30, 2023 and July 31, 2022, was $104,067 and $191,722, respectively.

The aggregate intrinsic value of 7,287,634 and 7,551,179 stock options exercisable on April 30, 2023 and July 31, 2022 was $93,245 and $110,380, respectively.

NOTE 5 – WARRANTS

During the nine months ended April 30, 2023, the Company issued 17,241,721 warrants under promissory notes in which the warrants vested at the time of issuance. The warrants have an expiration term of five (5) years with an exercise price of $0.1195. Under the Black-Scholes valuation method, the relative fair market value of the warrants at time of issuance was approximately $837,000 and was recognized as a discount on the promissory notes. The Company will amortize the debt discount as interest expense over 12 months.

The Company did not issue any warrants during the nine months ended April 30, 2022.

A summary of the warrants outstanding as of April 30, 2023 and July 31, 2022, and the changes during the nine months April 30, 2023, are presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at July 31, 2022	108,841,179	$0.01	8.21
Granted	17,241,721	0.12	4.72
Exercised	(170,298)	$0.13	-
Forfeited and cancelled	(969,702)	$0.30	-
Outstanding on April 30, 2023	124,942,900	$0.03	7.14
Exercisable on April 30, 2023	98,017,606	$0.03	7.09

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money warrants) of the 124,942,900 and 108,841,179 warrants outstanding as of April 30, 2023 and July 31, 2022, was $6,451,301 and $9,002,606, respectively.

The aggregate intrinsic value of 98,017,606 and 81,615,885 warrants exercisable on April 30, 2023 and July 31, 2022 was $4,838,476 and $6,757,037, respectively.

NOTE 6 – NOTES PAYABLE NON-CONVERTIBLE

On October 22, 2018, the Company issued a secured promissory note for $50,000, bearing interest at a rate of 8% per annum, with maturity date of December 31, 2018. The maturity date was extended multiple times and on February 16, 2023, the lender agreed to extend the maturity until June 30, 2023. The promissory note is secured by a Pledge and Escrow Agreement, whereby the Company agreed to pledge rights to a collateral due under certain Agreement. The outstanding balance as of April 30, 2023 and July 31, 2022 was $50,000.

Credit Agreement and Notes

Pursuant to the Credit Agreement (as defined in Note 2), Post Road provided Verve Cloud with a secured loan of up to $20,000,000 (the “Loan”), with initial loans of $10,500,000 pursuant to the issuance of a Term Loan A Note and $3,500,000 pursuant to the issuance of a Term Loan B Note, each funded on November 17, 2020, and an additional $6,000,000 in loans, in increments of $1,000,000, as requested by Verve Cloud before the 18 month anniversary of the initial funding date to be lent pursuant to the issuance of a Delayed Draw Term Note. After payment of transaction-related expenses and closing fees of $964,000, net proceeds to the Company from the Term Loan A Note and the Term Loan B Note totaled $13,036,000. The Company recorded these discounts and cost of $964,000 as a discount to the Notes and will be amortized as interest expense over the term of the notes.

During the nine months ended April 30, 2023, the total debt discount for the Term Loan A Note and the Term Loan B Note was fully amortized. The total debt discount outstanding on the notes as of April 30, 2023 and July 31, 2022 was $0.

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

Term Loan B had a maturity date of December 31, 2021, and an interest rate of LIBOR (with a minimum rate of 1.5%) plus twelve percent (12%). Term Loan B was non-amortized (interest only payments) through the maturity date and contained an option for the Company to pay interest in kind (PIK) for up to five percent (5%) of the interest rate in year one, four percent (4%) in year two and three percent (3%) in year three. Term Loan B was recapitalized under the revised A&R Term Loan A Note as indicated below.

On December 20, 2021, Verve Cloud and Post Road entered into an amendment to the Credit Agreement (the “First Amendment”) in connection with which Verve Cloud issued an Amended and Restated Term Loan A Note (the “A&R Term Loan A Note”) in replacement of the Term Loan A Note. Under the First Amendment, the $3,500,000 outstanding principal balance of the Term Loan B Note accrued interest of $187,442, and amendment fee of $1,418,744 were recapitalized under the revised A&R Term Loan A Note.

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

The A&R Term Loan A Note has a maturity date of November 17, 2024, and an interest rate of Term SOFR (with a minimum rate of 3.5%) plus twelve percent (12%). The principal balance and accrued PIK interest outstanding on the A&R Term Loan was $23,465,727 and $22,168,515 as of April 30, 2023 and July 31, 2022, respectively, and had accrued PIK interest outstanding of $1,297,212 and $530,672, respectively.

On February 4, 2022, Verve Cloud and Post Road entered into a Joinder and Second Amendment to Credit Agreement (the “Joinder and Second Amendment”) in connection with which Verve Cloud issued a Term Loan C Note. Pursuant to the Joinder and Second Amendment, Post Road provided Verve Cloud with a secured loan of $10,000,000. The proceeds of $10,000,000 were used to fund the acquisition of Next Level Internet, Inc. (“Next Level” or “NLI”) and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Joinder and Second Amendment. At issuance the Company recognized $250,000 in OID and $220,000 in debt issuance. The total unamortized debt discount was $78,335 and $313,334 as of April 30, 2023 and July 31, 2022, respectively. The principal balance on the Term Loan C Note was $10,935,640   and $10,000,000 as of April 30, 2023 and July 31, 2022 and had accrued PIK interest outstanding of $935,640 and $199,413, respectively. The Term Loan C Note has a maturity date of August 4, 2023, and an interest rate of Term SOFR (with a minimum rate of 3.5%) plus twelve percent (12%).

For further details regarding the Credit Agreement, as amended through May 1, 2023, please see the section of Note 2 titled “Management Plans to Continue as a Going Concern.”

Promissory Notes – Next Level Internet Acquisition

On February 4, 2022, as per the acquisition of Next Level, the Company entered into two unsecured promissory notes (the “Unsecured Adjustable Promissory Notes”) for $1,800,000 and $200,000, respectively. The notes are payable in eight equal quarterly installments in the aggregate amount of $250,000 each commencing on June 4, 2022, through and including March 7, 2024, with a base annual interest rate of 0% and a default annual interest rate of 18%. The amount owed is subject to change based on certain revenue milestones required to be achieved by Next Level. At issuance, the Company fair valued the notes and recognized a debt discount of $241,000 which is amortized over the term of the notes. The Company amortized $90,375 to interest expense during the nine months ended April 30, 2023. Total unamortized debt discount on the notes as of April 30, 2023 and July 31, 2022 was $90,375 and $180,750, respectively. The total principal balance outstanding as of April 30, 2023 and July 31, 2022 on the Unsecured Adjustable Promissory Notes was $1,250,000 and $1,750,000, respectively.

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

On February 28, 2023, the Company extended the payment date for the September 4, 2022 installment to be due by April 30, 2023 (forbearance amendment no. 2) in exchange for a $15,000 amendment fee to be added to the outstanding principal balance. This deferral of payment resulted in an additional principal added to the balance of $39,000, which consisted of the extension fee of $15,000 and interest expense of $24,000. The $39,000 balance was paid on March 15, 2023.

On March 7, 2023, the Company extended the payment date for the March 7, 2023 installment to be due by April 30, 2023 in exchange for a $7,500 amendment fee to be added to the outstanding principal balance. This deferral of payment resulted in an additional principal added to the balance of $8,500, which consisted of the extension fee of $7,500 and interest expense of $1,000. The $8,500 balance was paid on March 15, 2023.

On May 1, 2023, the Company extended the payment date for the September 4, 2022 installment to be due by May 31, 2023 (forbearance amendment no. 3) in exchange for payment of accrued interest between March 15, 2023 and April 30, 2023 of $5,750.00 which was paid on May 10, 2023.

On May 1, 2023, the Company extended the payment date for the March 7, 2023 installment to be due by May 31, 2023 (forbearance amendment no. 1) in exchange for payment of accrued interest between March 15, 2023 and April 30, 2023 of $5,750.00 which was paid on May 10, 2023.

On June 1, 2023, the Company and the Noteholders agreed to extend the due date for the principal payment along with accrued interest due on May 31, 2023 to June 30, 2023.

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

During the nine months ended April 30, 2023 and 2022, the Company provided VoIP Hosted and fiber services to a Company owned by one of the Board members of Verve Cloud (the Nevada entity) for $118,619 and $144,687, respectively.

On November 17, 2020, as a result of the of the acquisition of the assets of ActiveServe, Inc. (“ActiveServe”), the two sellers became related parties as they continued to be involved as consultants to manage the customer relationship, the Company paid on an annual basis $90,000 to each of the consultants. These agreements expired, and the parties agreed not to extend. As of April 30, 2023, there’s no balance outstanding under the consulting agreements. In addition, part of the Purchase Price is payable in 8 equal quarterly payments to the sellers. During the nine months ended April 30, 2023, the Company paid $217,593 of the principal balance outstanding. It was determined during the quarter ended April 30, 2023, that the required revenue targets were not met. As a result, the Company recognized a gain on settlement of debt of $54,907 which was the remaining accrued amount outstanding. The total principal outstanding on the notes as of April 30, 2023 and July 31, 2022 was $0 and $272,500, respectively.

On December 31, 2021, as a result of the of the acquisition of Skynet’s assets, the two sellers became related parties as they continued to be involved as consultants for 12 months to manage the customer relationship. The Company will pay $100,000 to each of the consultants on an annual basis. As of April 30, 2023, there were no outstanding balances owed to the consultants. Part of the Purchase Price of $600,000 (the “Earn-out Amount”) was retained by the Company and will be paid to sellers in six equal quarterly payments. An additional $100,000 (the “Holdback Amount”) was retained by the Company and will be paid to sellers in accordance with the Skynet asset purchase agreement. During the nine months ended April 30, 2023, the Company paid $100,000 of the principal balance outstanding. The Company amortized $29,764 and $0 of debt discount as interest expense during the nine months ended April 30, 2023 and April 30, 2022, respectively. The total debt discount outstanding as of April 30, 2023 and July 31, 2022, was $9,921 and $39,686, respectively. The total balance outstanding on the Earn-out Amounts as of April 30, 2023 and July 31, 2022, was $500,000 and $600,000, respectively.

Acquisition Payable – Skynet

As part of the acquisition of Skynet’s assets, the Company will pay to the seller a $1,000,000 (the “Share Payment”) by issuance of restricted shares of the Company’s common stock to the owners. On September 1, 2022, the Company and the sellers amended the Asset Purchase Agreement. In accordance with the amended agreement, the Share Payment will be made via the issuance of shares on the earlier of (i) the effective date of that certain Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on August 11, 2021 (in which case the stock will be valued at the price set forth in the prospectus that is a part of such Registration Statement, without underwriter discounts) and (ii) April 30, 2023 (in which case the stock will be valued at the average of the last transaction price on the OTCQB for each of the 10 trading days immediately preceding such issuance date). On December 5, 2022 and March 9, 2023, the Asset Purchase Agreement was amended. The payments due will be extended until the closing of the merger with Minority Equality Opportunities Acquisition (“MEOA”) which is expected to close during the second quarter of calendar year 2023.   The total principal balance outstanding on the acquisitions payable as of April 30, 2023 and July 31, 2022, was $1,000,000.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At April 30, 2023 and July 31, 2022, convertible notes payable consisted of the following:

	April 30,	July 31,
CONVERTIBLE NOTES PAYABLE NON-DERIVATIVE	2023	2022

On October 13, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $330,000, an annual interest rate of 8%, and an original maturity date of October 13, 2021. In connection with the execution of the Note, the Company issued 1,000,000 shares of our Common Stock to the Noteholder, and recognized $211,426 of debt discount related to the original issue discount, relative fair market value of shares, and the intrinsic value of the conversion feature of the Note, which was amortized over the term of the Note. The maturity date was extended multiple times and during the current quarter, the lender agreed to extend the maturity until July 31, 2023. (See below variable conversion terms No.1) (1) (2) (3)	$165,000	$165,000

On January 27, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, an annual interest rate of 8%, and a maturity date of January 27, 2022. In connection with the execution of the Note, the Company issued 500,000 shares of our Common Stock to the Noteholder, and at the time of issuance, the Company recognized the relative fair market value of the shares of $24,368 as debt discount and $44,368 as debt discount for the intrinsic value of the conversion feature, which both were amortized to interest expense during the term of the Note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The conversion price shall be the greater of $0.05 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Noteholder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing. The maturity date was extended multiple times. Most recently, on February 1, 2023, the lender agreed to extend the maturity until July 30, 2023. As consideration for the extension on the Note, the Company agreed to add $50,000 to the principal amount outstanding and issued 300,000 shares of Common Stock with a market value of $26,460, both of which, were charged to interest expense. The Company analyzed the Note and determined that it does not require to be accounted as a derivative instrument. (1) (2) (3)	375,000	275,000

On April 14, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $250,000, an annual interest rate of 8%, and a maturity date of April 14, 2022. In connection with the execution of the Note, the Company issued 500,000 shares of our Common Stock to the Noteholder, at the time of issuance, the Company recognized the relative fair market value of the shares of $63,433 as debt discount, and it will be amortized to interest expense during the term of the Note. Additionally, the Company recognized $96,766 as debt discount for the intrinsic value of the conversion feature, and it will be amortized to interest expense during the term of the Note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The maturity date has been extended multiple times. Most recently, on April 14, 2023, the lender agreed to extend the maturity until October 14, 2023. As consideration for the extension on the Note, the Company agreed to add $50,000 to the principal amount outstanding and issued 300,000 shares of Common Stock with a market value of $23,670, both of which, were charged to interest expense. (1) (2) (3)	375,000	275,000

On August 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, an annual interest rate of 8% (and a default interest rate of 20%), and a maturity date of August 31, 2022. In connection with the execution of the Note, the Company issued 150,000 shares of our Common Stock to the Noteholder, and at the time of issuance, the Company recognized the relative fair market value of the shares of $13,635 as debt discount, which will be amortized to interest expense during the term of the promissory note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Noteholder may elect to convert up to 100% of the principal plus accrued interest into the Common Stock into a qualified uplist financing at a 25% discount. The maturity date has been extended multiple times. Most recently, on February 28, 2023, the lender agreed to extend the maturity until August 31, 2023. As consideration for the extension on the Note, the Company agreed to add $18,000 to the principal amount outstanding and issued 100,000 shares of Common Stock with a market value of $8,200, both of which, were charged to interest expense. (1) (2) (3)	108,000	75,000

On September 29, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, an annual interest rate of 8%, a default interest rate of 20%, and a maturity date of September 29, 2022. In connection with the execution of the Note, the Company issued 150,000 shares of our Common Stock to the Noteholder, at the time of issuance, the Company recognized the relative fair market value of the shares of $10,788 as debt discount, and it will be amortized to interest expense during the term of the promissory note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Noteholder may elect to convert up to 100% of the principal plus accrued interest into the Common Stock into a qualified uplist financing at a 25% discount. The maturity date has been extended multiple times. Most recently, on March 29, 2023, the lender agreed to extend the maturity until September 29, 2023. As consideration for the extension on the Note, the Company agreed to add $18,000 to the principal amount outstanding and issued 100,000 shares of Common Stock with a market value of $7,970, both of which, were charged to interest expense. (1) (2) (3)	108,000	75,000

On October 22, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $150,000, an annual interest rate of 8% (and a default interest rate of 20%), and a maturity date of October 22, 2022. In connection with the execution of the Note, the Company issued 300,000 shares of our Common Stock to the note holder, and at the time of issuance, the Company recognized the relative fair market value of the shares of $13,965 as debt discount, which will be amortized to interest expense during the term of the promissory note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Noteholder may elect to convert up to 100% of the principal plus accrued interest into the Common Stock into a qualified uplist financing at a 25% discount. The maturity date has been extended multiple times. Most recently, on April 29, 2023, the lender agreed to extend the maturity until October 29, 2023. As consideration for the extension on the Note, the Company agreed to add $30,000 to the principal amount outstanding and issued 180,000 shares of Common Stock with a market value of $12,582, both of which, were charged to interest expense. (1) (2) (3)	210,000	150,000

On February 4, 2022, as part the acquisition of NLI, the Company entered into two unsecured convertible promissory notes (the “Unsecured Convertible Promissory Notes”) for $1,800,000 and $200,000, respectively. The Notes are payable in eight equal quarterly installments in the aggregate amount of $250,000 with the first payment commencing on April 30, 2022, through and including January 31, 2024. The Notes have a base annual interest rate of 10% and a default annual interest rate of 18%. The lenders have a one-time right to convert all or a portion of the Convertible Notes commencing on the six-month anniversary of the notes being issued and ending 30 days after such six-month anniversary. The conversion price means an amount equal to the volume weighted average price per share of Stock on the Nasdaq Stock Market for the ten (10) consecutive trading days on which the conversion notice is received by the Company. However, if the stock is not then listed for trading on the Nasdaq Stock Market, the Conversion Price shall be the volume weighted average transaction price per share reported by the OTC Reporting Facility for the ten (10) consecutive trading days immediately preceding the date on which such Conversion Notice is received by the Company. At inception of the Notes, the Company recognized the fair market value of the conversion on the notes of $2,382,736, and recognized $117,264 in debt discount, which was amortized over the conversion period. As of the nine months ended April 30, 2023, the conversion option on the Notes ended, and the Company recognized $466,086 as other income for the settlement of the conversion option. During the nine months ended April 30, 2023, the Company made two principal payments totaling of $500,000. Most recently, on May 1, 2023, the lenders agreed to extend the principal payment of $250,000 originally due on April 30, 2023 to May 31, 2023. On June 1, 2023, the Company and the Noteholders agreed to extend the due date for the principal payment along with accrued interest due on May 31, 2023 to June 30, 2023. (3)	1,265,250	2,250,000

On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, an annual interest rate of 8%, and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the Note. In connection with the execution of the Note, the Company issued 300,000 shares of our Common Stock to the Noteholder and recorded $30,446 as debt discount and amortized over the term of the Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. Upon the occurrence of an Event of Default, the outstanding balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The maturity date has been extended multiple times. Most recently, on January 30, 2023, the lender agreed to extend the maturity until May 30, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of Common Stock with a fair market value of $26,910, both of which, were charged to interest expense. The Company is currently working with the lender to extend the maturity date beyond May 30, 2023. There can be no assurance that we will be able to extend the maturity date. (1) (2) (3)	290,000	230,000

On January 21, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $230,000, an annual interest rate of 8%, and a maturity date of October 21, 2022. After payment of transaction-related expenses and closing fees of $26,300, net proceeds to the Company from the Note totaled $203,700. Additionally, the Company recorded $26,300 as a discount to the Note and amortized over the term of the note. In connection with the execution of the Note, the Company issued 300,000 shares of our Common Stock to the note holder and recorded $30,446 as debt discount and amortized over the term of the Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. The outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The maturity date has been extended multiple times. Most recently, on January 30, 2023, the lender agreed to extend the maturity until May 30, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of Common Stock with a fair market value of $26,910, both of which, were charged to interest expense. The Company is currently working with the lender to extend the maturity date beyond May 30, 2023. There can be no assurance that we will be able to extend the maturity date. (1) (2) (3)	290,000	230,000

On July 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $165,000, an annual interest rate of 8%, and a maturity date of April 27, 2023. After payment of transaction-related expenses and closing fees of $19,500, net proceeds to the Company from the Note totaled $145,500. Additionally, the Company issued 300,000 shares of our Common Stock to the Noteholder. The Company recorded the $19,500 and the relative fair market value of the shares of $22,093 as debt discount and amortized to interest expense over the term of the Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The Note conversion price shall equal the greater of $0.10 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. The maturity date has been extended multiple times. Most recently, on April 25, 2023, the lender agreed to extend the maturity until July 31, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000 and issued 300,000 shares of Common Stock with a fair market value of $21,000, both of which, were charged to interest expense. (1) (2) (3)	195,000	119,500

On September 12, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $75,000, an annual interest rate of 8%, and a maturity date of September 12, 2023. In connection with the execution of the Note, the Company issued 150,000 shares of our Common Stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $15,880 as debt discount, and it will be amortized to interest expense during the term of the promissory Note. The Noteholder may elect to convert up to 100% of the principal amount outstanding and any accrued interest on the Note into Common Stock at any time after 180 days of funding the Note. The Conversion Price shall be the greater of $0.15 or 75% of the lowest daily volume weighted average price (“VWAP”) for the ten (10) trading day period immediately preceding the conversion date. The Noteholder may elect to convert up to 100% of the principal plus accrued interest into shares of Common Stock into a qualified uplist financing at a 25% discount. (1) (3)	75,000	-

On October 3, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $165,000, an annual interest rate of 8%, and a maturity date of July 3, 2023. After payment of transaction-related expenses and closing fees of $19,500, net proceeds to the Company from the Note totaled $145,500. Additionally, the Company issued 300,000 shares of our Common Stock to the Noteholder. The Company recorded the $19,500 and the relative fair market value of the shares of $32,143 as debt discount and amortized to interest expense over the term of the Note. The Company recognized $117,857 debt discount related to beneficial conversion feature and will be amortized to interest expense over the term of Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The Note conversion price shall equal the greater of $0.10 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. (1) (3)	165,000	-

On October 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $38,500, an annual interest rate of 8%, and a maturity date of July 26, 2023. After payment of transaction-related expenses and closing fees of $3,500, net proceeds to the Company from the Note totaled $25,000. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The Note conversion price shall equal the greater of $0.10 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. (1) (3)	38,500	-

On October 27, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $71,500, an annual interest rate of 8%, and a maturity date of July 26, 2023. After payment of transaction-related expenses and closing fees of $6,500, net proceeds to the Company from the Note totaled $65,000. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The Note conversion price shall equal the greater of $0.10 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the Note. (1) (3)	71,500	-

On October 31, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $350,000, an annual interest rate of 14%, and a maturity date of February 28, 2023. Net proceeds to the Company from the Note totaled $350,000. In the event that any payment is not made when due, either of principal or interest, and whether upon maturity or as a result of acceleration, interest shall thereafter accrue at the rate per annum equal to the lesser of (a) the maximum non-usurious rate of interest permitted by the laws of the State of Texas or the United States of America, whichever shall permit the higher rate or (b) twenty percent (20%) per annum, from such date until the entire balance of principal and accrued interest on this Note has been paid. At any time after sixty (60) days following the date hereof, Payee may elect to convert a percentage of the amount of principal and accrued interest outstanding on the Note into common stock of Debtor, in accordance with the following terms: (i) If prior to uplist to Nasdaq or NYSE, Payee may convert up to 50% of the amount outstanding on the Note into Common Stock. In such event, the price per share of Common Stock applicable to such conversion (the “Applicable Conversion Price”) shall be the greater of: (a) the Variable Conversion Price or (b) the Fixed Conversion Price. The “Variable Conversion Price” shall be equal to a 20% discount to the average closing price for Common Stock for the five (5) Trading Day period immediately preceding the Conversion Date. The Fixed Conversion Price shall equal $0.10; and (ii) If following the Uplist, Payee may convert up to 100% of the amount outstanding on the Note into shares of Common Stock. In such event, the Applicable Conversion Price shall be the greater of: (a) the post-Uplist Variable Conversion Price (i.e., if less than 5 days after the Uplist, then the average of the days available since the Uplist up to 5) or (b) the Fixed Conversion Price. On March 30, 2023, the maturity date was extended to May 30, 2023. In connection with the extension, the Company issued 2,500,000 warrant shares to the Noteholder and recognized the relative fair market value of the warrant shares of $107,006 as debt discount. Additionally, the Company recognized $77,710 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Company is currently working with the lender to extend the maturity date beyond May 30, 2023. There can be no assurance that we will be able to extend the maturity date. (1) (3)	350,000	-

On November 22, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $1,670,000, an annual interest rate of 10%, and a maturity date of November 22, 2023. The Company recorded $90,975 in transaction-related expenses and closing fees and $250,500 of original issue discount to the Note. After payment of transaction-related expenses and closing fees and original issue discount, net proceeds to the Company from the Note totaled $1,328,525 In connection with the execution of the Note, the Company issued 2,100,000 shares of our Common Stock and 10,500,000 warrant shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the shares of Common Stock and warrant shares of $640,877 as debt discount. Additionally, the Company recognized $687,648 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the Note. As amended on March 24, 2023, the Noteholder shall have the right, on or before the earlier of (i) the closing of the Merger (as defined in Note 12) or (ii) May 31, 2023, to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of Common Stock. The Note conversion price shall equal $0.0956 subject to adjustment as provided in the note. On April 24, 2023, the Noteholder agreed to extend the due date for the first principal payment to May 22, 2023. In connection with the extension of the due date of the first principal payment on the Note, the Company agreed to increase the principal balance by $20,000. (1) (3)	1,670,000	-

On December 12, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $117,647, annual interest rate of 10% and a maturity date of December 12, 2023. The Company recorded $17,647 as original issue discount to the Note, which resulted in net proceeds of $100,000, and amortized to interest expense over the term of the note. In connection with the execution of the note, the Company issued 148,295 shares of our Common Stock and 741,475 warrant shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the Common Stock and warrant shares of $41,685 as debt discount, and it will be amortized to interest expense during the term of the Note. Additionally, the Company recognized $58,315 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the Note. The Noteholder shall have the right, on any calendar day, at any time on or following the earlier of (i) April 12, 2023 or (ii) sixty (60) calendar days after the closing date of the Merger (as defined in Note 12), to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of Common Stock. The Note conversion price shall equal $0.0956, subject to adjustment as provided in the Note. On May 24, 2023, the lender agreed to extend the due date for the first principal payment to June 12, 2023, which was originally due on March 12, 2023, and later extended to May 12, 2023. (1) (3)	117,647	-

On December 20, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $176,471, an annual interest rate of 10%, and a maturity date of December 20, 2023. The Company recorded $5,000 in deferred finance costs and $26,471 of original issue discount to the Note. After payment of transaction-related expenses, net proceeds to the Company from the Note totaled $145,500. In connection with the execution of the Note, the Company issued 221,909 shares of our Common Stock and 1,109,545 warrant shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the Common Stock and warrant shares of $59,374 as debt discount. Additionally, the Company recognized $79,014 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the Note. The Noteholder shall have the right, on any calendar day, at any time on or following the earlier of (i) April 12, 2023 or (ii) sixty (60) calendar days after the closing date of the Merger (as defined in Note 12), to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of Common Stock. The Note conversion price shall equal $0.0956, subject to adjustment as provided in the Note. On March 17, 2023, the Noteholder agreed to extend the maturity date until May 20, 2023 or the closing of the Merger. (1) (3)	176,471	-

On December 22, 2022, the Company entered into a convertible promissory note with an aggregate principal amount of $188,235, annual interest rate of 10% and a maturity date of December 22, 2023. The Company recorded $10,000 in transaction-related expenses and closing fees and $28,235 of original issue discount to the Note. After payment of transaction-related expenses and closing fees and original issue discount, net proceeds to the Company from the Note totaled $150,000. In connection with the execution of the note, the Company issued 236,703 shares of our Common Stock and 1,183,515 warrant shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the Common Stock and warrant shares of $66,679 as debt discount. Additionally, the Company recognized $83,321 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Noteholder shall have the right, on any calendar day, at any time on or following the earlier of (i) April 22, 2023 or (ii) sixty (60) calendar days after the closing date of the Merger (as defined in Note 12), to convert all or any portion of the Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of Common Stock. The Note conversion price shall equal $0.0956, subject to adjustment as provided in the Note. On March 17, 2023, the Noteholder agreed to extend the maturity date until May 22, 2023 or the closing of the Merger. (1) (3)	188,235	-

On January 13, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $110,000, an annual interest rate of 10%, and a maturity date of October 13, 2023. The Company recorded $10,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $100,000. In connection with the execution of the Note, the Company issued 138,000 shares of our Common Stock shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the shares of Common Stock of $11,177 as debt discount. Additionally, the Company recognized $21,507 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the Note. The Noteholder shall have the right, on any calendar day, at any time on or following the earlier of (i) May 12, 2023 or (ii) sixty (60) calendar days after listing on Nasdaq or the New York Stock Exchange to convert any portion of the outstanding and unpaid Conversion into fully paid and nonassessable shares of Common Stock, at the Conversion Price. The Note conversion price shall equal $0.10, subject to adjustment as provided in the Note. (1) (3)	110,000	-

On January 24, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $660,000, an annual interest rate of 10%, and a maturity date of May 24, 2023. The Company recorded $60,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $600,000. In connection with the execution of the Note, the Company issued 660,000 shares of our Common Stock shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the shares of Common stock of $53,850 as debt discount. Additionally, the Company recognized $104,610 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Payee may elect to convert up to 100% of the Principal Amount outstanding on the Note into Common Stock of Debtor or any shares of capital stock or other securities of the Debtor into which such Common Stock shall hereafter be changed or reclassified at any time on the earlier of (i) one hundred and twenty (120) calendar days following the funding of this Note or (ii) sixty (60) calendar days after the closing date of the Merger (as defined in Note 12). The Note conversion price shall equal $0.10, subject to adjustment as provided in the Note. On June 1, 2023, the Company amended its agreement with the Noteholder, which extends the maturity date from May 24, 2023, to the earlier of June 30, 2023 or the closing of the Business Combination with MEOA in exchange for 165,000 shares of Common Stock. (1) (3)	660,000	-

On January 24, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $660,000, an annual interest rate of 10%, and a maturity date of May 24, 2023. The Company recorded $60,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $600,000. In connection with the execution of the Note, the Company issued 660,000 shares of our Common Stock shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the shares of Common stock of $53,850 as debt discount. Additionally, the Company recognized $104,610 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Payee may elect to convert up to 100% of the Principal Amount outstanding on the Note into Common Stock of Debtor or any shares of capital stock or other securities of the Debtor into which such Common Stock shall hereafter be changed or reclassified at any time on the earlier of (i) one hundred and twenty (120) calendar days following the funding of this Note or (ii) sixty (60) calendar days after the closing date of the Merger (as defined in Note 12). The Note conversion price shall equal $0.10, subject to adjustment as provided in the Note. On June 1, 2023, the Company amended its agreement with the Noteholder, which extends the maturity date from May 24, 2023 to the earlier of June 30, 2023 or the closing of the Business Combination with MEOA in exchange for 165,000 shares of Common Stock. (1) (3)	660,000	-

On March 7, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $110,000, annual interest rate of 10% and a maturity date of December 7, 2024. The Company recorded $10,000 of original issue discount to the Note. After payment of original issue discount, net proceeds to the Company from the Note totaled $100.000. In connection with the execution of the Note, the Company issued 300,000 shares of our Common Stock at the time of issuance. The Company recognized the relative fair market value $38,850 for shares of Common Stock to debt discount, which will be amortized to interest expense during the term of the Note. The Noteholder shall have the right, on any calendar day, at any time on or following the earlier of (i) July 7, 2023 or (ii) sixty (60) calendar days after listing on Nasdaq or the New York Stock Exchange to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock at the Conversion Price of $0.10, subject to adjustment as provided in the Note. (1) (3)	110,000	-

On March 17, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $192,000, annual interest rate of 10% and a maturity date of March 17, 2024. The Company recorded $17,160 in transaction-related expenses and closing fees and $28,800 of original issue discount to the Note. After payment of transaction-related expenses and closing fees and original issue discount, net proceeds to the Company from the Note totaled $146,040. In connection with the execution of the note, the Company issued 241,500 shares of our Common Stock and 1,207,186 warrant shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value $8,140 for the common shares and $62,481 for the warrant shares, both of which, were considered to be debt discount. Additionally, the Company recognized $47,806 as debt discount for the intrinsic value of the conversion feature. All debt discount will be amortized to interest expense during the term of the promissory note. The Holder shall have the right, on any calendar day, at any time on or following the earlier of (i) July 17, 2023 or (ii) sixty (60) calendar days after the closing date of Merger (as defined in Note 12), to convert all or any portion of the then outstanding and unpaid Principal Amount and interest (including any Default Interest) into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the Issue Date. The Note conversion price shall equal $0.0956, subject to adjustment as provided in the Note. (1) (3)	192,000	-

On April 14, 2023, the Company entered into a convertible promissory note with an aggregate principal amount of $275,000, an annual interest rate of 10%, and a maturity date of October 11, 2023. The Company recorded $25,000 in original issue discount to the Note. After payment of the original issue discount, net proceeds to the Company from the Note totaled $250,000. In connection with the execution of the Note, the Company issued 358,000 shares of our Common Stock shares to the Noteholder at the time of issuance. The Company recognized the relative fair market value of the common shares of $28,354 as debt discount. All debt discount will be amortized to interest expense during the term of the promissory note. The Noteholder may elect to convert up to 50% of the principal amount outstanding and any accrued interest on the Note into Common Stock, on the date of the debtor’s up-list transaction on the NASDAQ. The Note conversion price shall equal $0.10 subject to adjustment as provided in the Note. (1) (3)	275,000	-

Total convertible notes payables non-derivative:	$8,240,603	$3,844,500

CONVERTIBLE NOTES PAYABLE - DERIVATIVE

On July 27, 2020, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, an annual interest rate of 8%, and a maturity date of March 27, 2021. After payment of transaction-related expenses and closing fees of $35,000, net proceeds to the Company from the Note totaled $240,000. The Company recorded these discounts and cost of $35,000 as a discount to the Note and amortized over the term of the Note. In connection with the execution of the note, the Company issued 500,000 shares of our Common Stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $11,626 as debt discount, and it will be amortized to interest expense during the term of the promissory note. On January 17, 2023, the Note was amended so that the Noteholder shall be entitled, at any time, to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in this Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a) $0.05 or (b) 75% of the lowest traded price in the prior fifteen trading days immediately preceding the Notice of Conversion. The Company recognized $61,678 of derivative liability and directly amortized all associated debt discount of $61,678 as interest expense. The maturity date has been extended multiple times. Most recently, on March 30, 2023, the lender agreed to extend the maturity date until June 30, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $30,000, which was charged to interest expense, and issued 250,000 shares of Common Stock with a market value of $19,225. The Company evaluated the amendment and accounted for these changes as an extinguishment of debt. (2) (4)	390,000	480,000

On January 31, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $80,235, annual interest rate of 8% and a maturity date of February 17, 2022. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock the Note Conversion Price shall equal the greater of $0.05 (five) or seventy-five percent (75%) of the lowest daily volume weighted average price (“VWAP”) over the ten (10) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”); provided, however, that the Holder shall, in its sole discretion, be able to convert any amounts due hereunder at a twenty-five percent (25%) discount to the per share price of the Qualified Uplisting Financing of over $4MM. If, no later than December 31, 2021, the Borrower shall fail to uplist to any tier of the NASDAQ Stock Market, the New York Stock Exchange or the NYSE MKT, the conversion price under the Note (and the Exchange Note) will be adjusted to equal the lesser of (i) $0.05 per share; or (ii) seventy-five percent (75%) of the lowest VWAP (as defined in the Note and Exchange Note) in the preceding twenty (20) consecutive Trading Days. As a result, the Company recognized derivative liability for the convertible note of $59,413. During the most recent quarter, the holder agreed to extend the maturity date until July 31, 2023. (2) (4)	142,735	80,235

On April 15, 2021, the Company entered into a variable convertible promissory note with an aggregate principal amount of $113,000, an annual interest rate of 8%, and a maturity date of January 15, 2022. After payment of transaction-related expenses and closing fees of $13,000, net proceeds to the Company from the Note totaled $100,000. Additionally, the Company recorded $13,000 as a discount to the Note and amortized over the term of the note. In connection with the execution of the Note, the Company issued 100,000 shares of our Common Stock to the note holder, at the time of issuance, the Company recognized the relative fair market value of the shares of $14,138 as debt discount, and it will be amortized to interest expense during the term of the promissory note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable shares of Common Stock. The Note Conversion Price shall equal the greater of $0.15 (fifteen) or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American., subject to adjustment as provided in the Note. If an Event of Default occurs, the Conversion Price shall be the lesser of (a). $0.15 or (b). seventy-five percent of the lowest traded price in the prior fifteen (15) consecutive trading day period ending on the trading day immediately prior to the applicable conversion date (the “Variable Conversion Price”). The outstanding Balance shall immediately increase to 125% of the Outstanding Balance immediately prior to the occurrence of the Event of Default and a daily penalty of $500 will accrue until the default is remedied. The Company recognized derivative liability for the convertible note of $64,561, of which $42,822 was recorded as debt discount and amortized over the term of the Note. The maturity date has been extended multiple times. Most recently, the lender agreed to extend the maturity until June 30, 2023. In connection with the extension of the maturity date on the Note, the Company agreed to increase the principal balance by $25,000, which was charged to interest expense, and issued 150,000 shares of Common Stock with a market value of $11,995. (2) (4)	233,000	163,000

On October 10, 2022, the Company entered into a variable convertible promissory note with an aggregate principal amount of $275,000, annual interest rate of 8% and a maturity date of April 10, 2023. After payment of transaction-related expenses and closing fees of $25,000, net proceeds to the Company from the note totaled $250,000. The Company recorded the $25,000 as debt discount and amortized to interest expense over the term of the Note. Until the earlier of 6 months or the Company listing on Nasdaq or NYSE American, the Noteholder shall be entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock. The note conversion price shall equal the greater of $0.15 or 25% discount to up-listing price or offering/underwriting price concurrent with the Company listing on Nasdaq or NYSE American, subject to adjustment as provided in the note. Any Principal Amount or interest on this Note which is not paid when due shall bear interest at the rate the lesser of (a) twenty-four percent (24%) per annum from the due date thereof until the same is paid (“Default Interest”); or (b) the maximum rate allowed by law. During the most recent quarter, the holder agreed to extend the maturity date until July 31, 2023. (4)	275,000	-

Total convertible notes payable - derivative:	$1,040,735	$723,235

Total convertible notes payable derivative and non-derivative	9,281,338	4,567,735
Less: debt discount	(1,850,931)	(119,764)
Total convertible notes payable, net of discount	7,430,407	4,447,971
Less: current portion of convertible notes payable	(7,430,407)	(3,947,971)
Long-term portion of convertible notes payable	$-	$500,000

Additional terms No.1 : The Holder of the Note originally dated October 13, 2020 with a balance of $165,000 as of April 30, 2023, shall have the right to convert any portion of the outstanding and unpaid principal balance into fully paid and nonassessable shares of Common Stock. The conversion price (the “Conversion Price”) shall equal $0.05 (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions, and similar events).

The total unamortized discount on the convertible notes as of April 30, 2023 and July 31, 2022 was $1,850,931 and $119,764, respectively. The total principal balance outstanding as of April 30, 2023 and July 31, 2022 was $9,281,338 and $4,567,735 respectively. During the nine months ended April 30, 2023 and 2022, the Company amortized $1,749,307 and $311,148, respectively, of debt discount as interest expense.

(1)	The Company determines at each reporting period if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument.

(2)	The Company evaluated the amendment(s) and accounted for these changes as an extinguishment of debt.

(3)	The Company analyzed the Note and determined that it does not require to be accounted as a derivative instrument.

(4)	The Company analyzed the note for derivative accounting consideration and determined that the embedded conversion option qualified as a derivative instrument, due to the variable conversion price.

NOTE 9 – LEASES

The leased properties have a remaining lease term of three to sixty months as of April 30, 2023. At the option of the Company, it can elect to extend the term of the leases. See table below:

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

The Company has not entered into any sale and leaseback transactions during the nine months ended April 30, 2023.

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

Amounts recognized as of July 31, 2022 and April 30, 2023 for operating leases are as follows:

ROU Asset	July 31, 2022	$2,436,035
Amortization		$(549,702)
Addition - Asset		$-
ROU Asset	April 30, 2023	$1,886,333

Lease Liability	July 31, 2022	$2,584,865
Payments		$(573,450)
Addition - Liability		$-
Lease Liability	April 30, 2023	$2,011,415

Lease Liability	Short term	$608,774
Lease Liability	Long term	$1,402,641
Lease Liability	Total:	$2,011,415

Operating lease cost:		$599,955

Cash paid for amounts included in the measurement of lease labilities:

Operating cashflow from operating leases:		$599,955

Weighted-average remain lease term-operating lease:		3.5 years

Weighted-average discount rate		5.0%

The future minimum lease payment under the operating leases are as follows:

Lease
Period Ending July 31,	Payments
2023 (three months remaining)	180,680
2024	650,734
2025	603,439
2026	431,377
2027	176,771
Total:	$2,043,001

Less: amounts representing interest	31,586

Present value of net minimum operating lease payments	$2,011,415

NOTE 10 – EQUIPMENT FINANCING

The Company entered into various financing agreements for equipment purchased. Under the term of the agreements, assets with a cost of approximately $586,408, were financed under various financing agreements during the nine months ended April 30, 2023. The equipment financing is net of costs associated with the assets such as maintenance, insurance and property taxes are for the account of the Company. The equipment financing agreements are between twelve (12) months and sixty (60) months, with the first payments starting July 1, 2022, and monthly principal and interest payments of up to $3,600. The interest rate under the financing agreement is 5.0% per annum.

Amounts recognized as of July 31, 2022 and April 30, 2023 for equipment financing are as follows:

ROU Asset	July 31, 2022	$62,263
Amortization		$(73,673)
Addition - Asset		$524,145
ROU Asset	April 30, 2023	$512,735

Equipment Financing	July 31, 2022	$62,263
Payments		$(77,972)
Addition - Equipment Financing		$530,928
Equipment Financing	April 30, 2023	$515,219

Equipment Financing	Short term	$195,740
Equipment Financing	Long term	$319,479
Equipment Financing	Total:	$515,219

The future payments under the equipment financing agreements are as follows:

Year	Amount
2023 (three months remaining)	$59,842
2024	203,789
2025	193,663
2026	84,334
2027	4,600
2028	1,533
Total future payments:	$547,761

Less: amounts representing interest	32,542

Present value of net minimum equipment financing payments	$515,219
Lease cost:
Amortization of ROU assets	$73,673
Interest on lease liabilities	18,306

Cash paid for amounts included in the measurement of lease liabilities:
Operating cashflow from equipment financing:	$18,306
Financing cashflow from equipment financing:	73,673

Weighted-average remaining lease term - equipment financing:	2.9 years

Weighted-average discount rate	5.0%

NOTE 11 – EQUITY

During the nine months ended April 30, 2023, the Company issued 5,714,407 shares of common stock in connection with new convertible promissory notes. At the time of issuance, the Company recognized the relative fair market value of the commons shares of approximately $430,000 as debt discount, and it will be amortized to interest expense during the term of the promissory notes.

During the nine months ended April 30, 2023, the Company issued 5,240,000 shares of common stock as consideration for the extension of maturity dates for the convertible promissory notes. The Company recognized the fair market value of the common shares of approximately $505,000 which was recognized as interest at the time of each extension.

During the nine months ended April 30, 2023, the Company issued 170,305 shares of common stock to various individuals for the exercise of 170,305 warrants, with an exercise price of $0.13 per warrant and secured $22,139 in proceeds.

During the nine months ended April 30, 2023, the Company issued 3,000,000 shares of common stock in connection with the conversion of $150,000 of convertible promissory notes.

During the nine months ended April 30, 2023, the Company issued 855,050 shares of common stock to various Series A Preferred Shareholders who converted 200,000 Series A Convertible Preferred Stock shares and $56,516 of accrued dividends.

During the nine months ended April 30, 2023, the Company issued 1,370,551 shares of common stock in conjunction with incentive plan accomplishments.

NOTE 12 – SUBSEQUENT EVENTS

Amendment to MEOA Business Combination

As previously disclosed, on August 30, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, MEOA, and MEOA Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MEOA (“Merger Sub”).

The Business Combination Agreement provides, among other things, that Merger Sub will merge with and into Digerati, with Digerati as the surviving company in the merger and, after giving effect to such merger, Digerati shall be a wholly-owned subsidiary of MEOA (the “Merger”). Digerati after the Merger is referred to in this Note 12 as the “Surviving Company.”

On May 1, 2023, the Company and MEOA amended the Business Combination Agreement (amendment no. 3), in which Section 7.1(d) of the Business Combination Agreement eliminates the date of “April 28, 2023” as the Termination Date and replaced it with “May 30, 2023” as the Termination Date.

On May 30, 2023, the Company and MEOA amended its Business Combination Agreement (amendment no. 4), in which Section 7.1(d) of the Business Combination Agreement eliminates the date of “May 30, 2023” as the Termination Date and replaced with “June 15, 2023” as the Termination Date.

Securities Purchase Agreement and Promissory Notes

On May 9, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Lucas Ventures, LLC, (the “Investor”). Pursuant to the SPA, the Investor purchased, and the Company issued, an unsecured promissory note (the “Note”) in the aggregate principal amount totaling approximately $55,000 (the “Principal Amount”) with an original issue discount of $5,000 and interest on the unpaid Principal Amount hereof at the rate of eight percent (8%). The gross proceeds the Company received prior to payment of transaction expenses were $50,000. The Note’s maturity date is February 9, 2024. The Company also issued 300,000 shares of restricted Common Stock to the Investor.

On May 10, 2023, the Company amended its Asset Purchase Agreement (amendment no. 4) with Skynet Telecom, LLC, Verve Cloud, Inc, a Texas entity (f/ka/ Shift8 Networks, Inc.); Digerati Technologies, Inc.; and Paul Golibart and Jerry Ou. The amendment states that $1,000,000 shall be paid to the seller by issuance of shares of restricted common stock of MEOA within five business days following the closing of the Merger.

On May 17, 2023, the Company amended its agreement (amendment no. 2) with Platinum Point Capital, LLC, which extends the maturity date from February 28, 2023 to July 31, 2023 in exchange for $8,250 to be added to the principal amount outstanding.

On May 17, 2023, the Company amended its agreement (amendment no. 1) with Platinum Point Capital, LLC, which extends the maturity date from April 10, 2023 to July 31, 2023 in exchange for $13,750 to be added to the principal amount outstanding.

On May 17, 2023, the Company amended its agreement (amendment no. 2) with Platinum Point Capital, LLC, which extends the maturity date from February 28, 2023 to July 31, 2023 in exchange for $7,137 to be added to the principal amount outstanding.

On May 24, 2023, the Company amended its agreement with ClearThink Capital Partners, LLC (“ClearThink”), which extends the due date of the principal payment balance to June 12, 2023 and adds $750 to the principal balance due.

On June 1, 2023, the Company amended its agreement (amendment no. 1) with Graham A. Gardner, which extends the maturity date from May 24, 2023 to the earlier of June 23, 2023 or the closing of the Merger in exchange for 165,000 shares of Common Stock.

On June 1, 2023, the Company amended its agreement (amendment no. 1) with Blue Ocean Investments, LLC which extends the maturity date from May 24, 2023 to the earlier of June 24, 2023 or the closing of the Merger in exchange for 165,000 shares of Common Stock.

Amendment to the 2015 Equity Compensation Plan (the “Plan”)

On May 27, 2023, the Board of Directors of the Company approved the amendment to the Plan where it amends the following: to allow for the grant of options to purchase up to 15,000,000 shares of Common Stock rather than 7,500,000 shares of Common Stock.

The Company granted 1,635,000 option shares for certain expired grant options; 1,825,000 option shares for the retirement and cancellation of certain outstanding options previously granted (in exchange for the issuance of new options); and 5,895,000 options to certain eligible participants. The granted options mentioned above have an exercise price of $0.095 per share, which has a vesting start date of June 1, 2023 and an expiration date of December 1, 2027.

Issuance of Common Stock

On May 10, 2023, the Company issued 1,180,000 shares of common stock to a former employee of the company who exercised his right to purchase the option shares for approximately $50,000.

On May 19, the Company issued 83,333 shares of common stock to a Series A Preferred Shareholders who converted 25,000 Series A Convertible Preferred Stock shares.

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

The following Is a discussion of the unaudited interim consolidated financial condition and results of operations of Digerati for the three months and nine months ended April 30, 2023 and 2022. It should be read in conjunction with our audited Consolidated Financial Statements, the Notes thereto, and the other financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the Securities and Exchange Commission on October 31, 2022. For purposes of the following discussion, fiscal 2023 or 2023 refers to the year that will end on July 31, 2023, and fiscal 2022 or 2022 refers to the year ended July 31, 2022.

Overview

Digerati Technologies, Inc., a Nevada corporation (including our subsidiaries, “we,” “us,” “Company” or “Digerati”), through its operating subsidiaries in Texas, Florida, and California provides cloud services specializing in Unified Communications as a Service (“uCaaS”) and broadband connectivity solutions for the business market. Our product line includes a portfolio of Internet-based telephony products and services delivered through our cloud application platform and session-based communication network and network services including Internet broadband, fiber, mobile broadband, and cloud WAN solutions (SD WAN).

Digerati Technologies, Inc. currently has four (4) operating subsidiaries: (i) Verve Cloud, Inc., a Texas entity (this entity was formerly known as Shift8 Networks, Inc.); (ii) T3 Communications, Inc., a Florida entity; (iii) Nexogy, Inc., a Florida entity; and (iv) NextLevel Internet, Inc., a California entity. Each of these entities is a subsidiary of Verve Cloud, Inc., a Nevada entity (this entity was formerly known as T3 Communications, Inc.).

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

The Business Combination Agreement provides, among other things, that Merger Sub will merge with and into Digerati, with Digerati as the surviving company in the merger and, after giving effect to such merger, Digerati shall be a wholly-owned subsidiary of MEOA (the “Merger”). In addition, following the consummation of the Merger, MEOA will be renamed Verve Technologies Corporation. Digerati after the Merger is referred to as the “Surviving Company.”

As previously disclosed, in November and December 2022, Digerati issued the following securities to four (4) bridge lenders including Mast Hill Fund, L.P. (the “Bridge Lenders”): (a) unsecured promissory notes that are convertible into shares of Digerati’s common stock under certain circumstances; and (b) warrants to purchase shares of Digerati’s common stock. As used herein, “Bridge Loan Warrants” means those certain warrants to purchase up to 13,534,535 shares of Digerati’s common stock that Digerati issued to the Bridge Lenders. In March 2023, the Company issued other promissory notes with the some of the same lenders and, in connection with such notes, the Company issued certain warrants to purchase up to 3,707,186 shares of Digerati’s common stock.

As used herein, “New Digerati” refers to MEOA following the consummation of the Merger and “New Digerati Common Stock” means the common stock, par value $0.0001 per share, of New Digerati.

On February 14, 2023, the parties to the Business Combination Agreement amended the Business Combination Agreement (the “February Amendment”) to increase the implied equity value of Digerati from $68,680,807 to $71,080,810 to give effect to the issuance by Digerati to Maxim Group LLC (“Maxim”), immediately prior to the closing of the Merger, of such number of shares of Digerati’s common stock as would be exchanged for an aggregate of 240,000 shares of New Digerati Common Stock upon the closing of the Merger as partial compensation for financial advisory services that Maxim provided to Digerati in connection with the Business Combination. The February Amendment also clarified that the shares of Digerati common stock underlying the Bridge Loan Warrants would not be part of the calculation of the implied equity value of Digerati of $71,080,810, and it clarified that none of the shares underlying any of the convertible promissory notes of Digerati that are outstanding upon the closing of the Merger are part of the calculation of the implied equity value of Digerati of $71,080,810.

In connection with the Merger, MEOA has filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 containing the proxy statement/prospectus relating to the BCA (the “Registration Statement”), which the SEC has declared effective. On May 3, 2023, MEOA filed a definitive proxy statement/final prospectus relating to the Merger, and thereafter MEOA mailed that definitive proxy statement/final prospectus and other relevant documents to its stockholders. On May 12, 2023, Digerati filed a definitive proxy statement in connection with Digerati’s solicitation of proxies for its special meeting of stockholders to be held to approve the Merger (and related matters) and thereafter Digerati mailed that definitive proxy statement and other relevant documents to its stockholders. This communication is not a substitute for the Registration Statement, the definitive proxy statement/final prospectus, the definitive proxy statement or any other document that Digerati has sent to its stockholders in connection with the Merger.

On February 24, 2023, the Company and MEOA amended its Business Combination Agreement (amendment #2), among other things, amended the following:

●	Section 7.1(d) eliminates the date of “February 25, 2023” as the termination date and replaces it with a termination date of “April 28, 2023.”

●	The Company waives the requirement set forth in Section 5.7 of the Business Combination Agreement that MEOA have filed the Registration Statement on Form S-4 no later than 45 days following the date of the Business Combination Agreement and acknowledges that the aforementioned Registration Statement was subsequently filed on November 30, 2022.

●	MEOA waives the following:

●	the requirement set forth in Section 5.17 of the Business Combination Agreement that the Company have delivered, by no later than September 15, 2022, certain audited and unaudited financial statements, and acknowledges that the aforementioned financial statements for its fiscal year ending July 31, 2022 were delivered on October 31, 2022

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

On May 1, 2023, the Company and MEOA amended its Business Combination Agreement (amendment #3), in which Section 7.1(d) of the Business Combination Agreement eliminates the date of “April 28, 2023” as the Termination Date and replaced with “May 30, 2023” as the Termination Date.

On May 30, 2023, the Company and MEOA amended its Business Combination Agreement (amendment #4) which extends the Termination Date from May 30, 2023 to June 15, 2023.

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

The following tables provide information regarding certain key performance indicators for Digerati for the three and nine months ended April 30, 2023 and 2022. Management utilizes these metrics to track and forecast revenue trends and expected results from operations:

Reconciliation of Net Loss to Adjusted EBITDA

	Three months ended April 30,				Nine months ended April 30,
	2023	2022	Variances	%	2023	2022	Variances	%
OPERATING REVENUES:
Cloud-based hosted services	$7,837	$8,163	$(326)	-4%	$23,908	$15,959	$7,949	50%

Total operating revenues	7,837	8,163	(326)	-4%	23,908	15,959	7,949	50%

Cost of services (exclusive of depreciation and amortization)	2,879	3,161	(282)	-9%	8,698	6,203	2,495	40%
Selling, general and administrative expense	4,299	4,268	31	1%	12,852	8,136	4,716	58%
Stock compensation expense	23	28	(5)	-18%	69	75	(6)	-8%
Legal and professional fees	681	756	(75)	-10%	2,311	2,505	(194)	-8%
Bad debt	37	36	1	3%	106	51	55	108%
Depreciation and amortization expense	993	1,540	(547)	-36%	2,912	2,514	398	16%

Total operating expenses	8,912	9,789	(877)	-9%	26,948	19,484	7,464	38%

OPERATING LOSS	(1,075)	(1,626)	551	-34%	(3,040)	(3,525)	485	-14%

OTHER INCOME (EXPENSE):
Gain (loss) on derivative instruments	2,120	6,827	(4,707)	-69%	2,893	7,835	(4,942)	-63%
Gain (loss) on extinguishment of debt	55	-	55	100%	55	(5,480)	5,535	-101%
Other income (expense)	(1)	2	(3)	-150%	455	-	455	100%
Interest expense	(3,701)	(1,676)	(2,025)	121%	(8,137)	(4,563)	(3,574)	78%
Income tax expense	(51)	(167)	116	-69%	(128)	(285)	157	-55%
Total other income (expense)	(1,578)	4,986	(6,564)	-132%	(4,862)	(2,493)	(2,369)	95%
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(2,653)	3,360	(6,013)	-179%	(7,902)	(6,018)	(1,884)	31%

Less: Net loss attributable to the noncontrolling interests	409	546	(137)	-25%	898	1,306	(408)	-31%

NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI'S SHAREHOLDERS	$(2,244)	$3,906	$(6,150)	-157%	$(7,004)	$(4,712)	$(2,292)	49%

Deemed dividend on Series A Convertible preferred stock	-	(4)	4	-100%	(8)	(14)	6	-43%

NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI'S COMMON SHAREHOLDERS	$(2,244)	$3,902	$(6,146)	-158%	$(7,012)	$(4,726)	$(2,286)	48%

Reconciliation of Net Income (Loss) to Adjusted EBITDA - OPCO, Net of Non-Cash Expenses & Transactional Costs.

NET INCOME (LOSS) ATTRIBUTABLE TO DIGERATI'S SHAREHOLDERS, as reported	$(2,244)	$3,906	$(6,150)	-157%	$(7,004)	$(4,712)	$(2,292)	49%

EXCLUDING NON-CASH ITEMS TRANSACTIONAL COSTS & CORP EXP ADJUSTMENTS:

Stock compensation & warrant expense	23	28	(5)	-18%	69	75	(6)	-8%
Corp Expenses (Net of stock compensation, Legal fees & Transactional cost)	378	255	123	48%	1,043	657	386	59%
Legal, professional fees & transactional costs	680	862	(182)	-21%	2,308	2,730	(422)	-15%
Depreciation and amortization expense	993	1,540	(547)	-36%	2,912	2,514	398	16%
OTHER ADJUSTMENTS
Gain (loss) on derivative instruments	(2,120)	(6,827)	4,707	-69%	(2,893)	(7,835)	4,942	-63%
Gain (loss) on extinguishment of debt	(55)	-	(55)	100%	(55)	5,480	(5,535)	-101%
Other income (expense)	1	(2)	3	-150%	(455)	-	(455)	100%
Interest expense	3,701	1,676	2,025	121%	8,137	4,563	3,574	78%
Income tax expense	51	167	(116)	-69%	128	285	(157)	-55%
Less: Net loss attributable to the noncontrolling interests	(409)	(546)	137	-25%	(898)	(1,306)	408	-31%

ADJUSTED EBITDA - OPCO	$999	$1,059	$(60)	-6%	$3,292	$2,451	$841	34%
ADD-BACKS Expenses
Corp Expenses (Net of stock compensation & Transactional cost)	378	255	123	48%	1,043	657	386	59%

ADJUSTED EBITDA - INCOME	$621	$804	$(183)	-23%	$2,249	$1,794	$455	25%

	Three months ended April 30,				Nine months ended April 30,
Other Key Metrics	2023	2022	Variances	%	2023	2022	Variances	%
Total Customers	4,446	3,963	483	12%	4,446	3,963	483	12%

Three Months ended April 30, 2023 as Compared to the Three Months ended April 30, 2022.

Cloud software and service revenue decreased by $326,000, or 4%, from the three months ended April 30, 2022 as compared to the three months April 30, 2023. Our gross margin decreased by $44,000 from the three months ended April 30, 2022 as compared to the three months ended April 30, 2023.

EBITDA from operations, as adjusted, decreased from $1,059,000 from the three months ended April 30, 2022 to $999,000 for the three months ended April 30, 2023. See table above for the adjustments to Net Income (Loss) attributable to Digerati shareholders.

Nine months ended April 30, 2023 as Compared to the Nine months ended April 30, 2022.

Cloud software and service revenue increased by $7,949,000, or 50%, from the nine months ended April 30, 2022 as compared to the nine months April 30, 2023. In addition, our gross margin increased by $5,454,000, or 56%, from the nine months ended April 30, 2022 as compared to the nine months ended April 30, 2023. The increase in revenue and gross margin between years is primarily attributed to the increase in total customers between periods due to the acquisitions of Skynet Telecom LLC (“Skynet”) and Next Level.

EBITDA from operations, as adjusted, increased from $2,451,000 from the nine months ended April 30, 2022 to $3,292,000 for the nine months ended April 30, 2023. See table above for the adjustments to Net Income (Loss) attributable to Digerati shareholders.

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

Our total customers increased from 3,963 at April 30, 2022 as compared to 4,446 at April 30, 2023. The increase in customers is attributed to the acquisitions and consolidation of Skynet and NextLevel during fiscal year ended July 31, 2022. Going forward, absent further acquisitions, we expect a net increase in our number of customers of 1% to 5% each fiscal year.

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

Results of Operations

Three Months ended April 30, 2023 as Compared to the Three Months ended April 30, 2022.

Cloud Software and Service Revenue. Cloud software and service revenue decreased by $326,000, or 4%, from the three months ended April 30, 2022 as compared to the three months ended April 30, 2023. Although our revenue decreased, our total number of customers increased from 3,963 for the three months ended April 30, 2022 to 4,446 customers for the three months ended April 30, 2023. As part of the acquisitions, our primary emphasis is on integrating the secured customers base, consolidating products and services, retaining the monthly recuring revenue, and providing exceptional customer support.

Cost of Services (exclusive of depreciation and amortization). The cost of services decreased by $282,000, or 9%, from the three months ended April 30, 2022 as compared to the three months ended April 30, 2023, which is consistent with the decrease in revenue mentioned above. Although our cost of services decreased, our total number of customers increased from 3,963 for the three months ended April 30, 2022 to 4,446 customers for the three months ended April 30, 2023. Our consolidated gross margin remained flat at approximately $5.0 million for the quarters ended April 30, 2022 and 2023. We are not aware of any events that are reasonably likely to cause a material change in the relationship between our costs and our revenues.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses decreased by $26,000, or 1%, from the three months ended April 30, 2022 as compared to the three months ended April 30, 2023.

Stock Compensation expense. Stock compensation expense decreased by $5,000, or 18%, from the three months ended April 30, 2022 as compared to the three months ended April 30, 2023.

Legal and professional fees. Legal and professional fees decreased by $75,000, or 10%, from the three months ended April 30, 2022 as compared to the three months ended April 30, 2023, which include legal and professional fees that relate to due diligence, audits for the acquisitions, purchase price allocation, legal fees paid to counsel for Post Road Administrative LLC and its affiliate Post Road Special Opportunity Fund II LLP (collectively, “Post Road”), and investor relations.

Bad debt. Bad debt increased by $1,000, or 3%, from the three months ended April 30, 2022 as compared to the three months ended April 30, 2023. The increase is attributed to the recognition of $37,000 in bad debt for accounts deemed uncollectible three the nine months ended April 30, 2023. During the nine months ended April 30, 2022, the Company recognized $36,000 in bad debt.

Depreciation and amortization. Depreciation and amortization decreased by $547,000, or 36%, from the three months ended April 30, 2022 as compared to the three months ended April 30, 2023.

Operating loss. The Company reported an operating loss of $1,626,000 from the three months ended April 30, 2022 as compared to an operating loss of $1,075,000 for the three months ended April 30, 2023. The decrease in operating loss of $551,000 or 34%, between periods was primarily due to decreases of depreciation and amortization expense of $547,000, legal and professional fees of $75,000, and gross margin of $44,000, offset by increases to SG&A of $31,000 and $1,000 for bad debts.

Gain on derivative instruments. For the three months ended April 30, 2022, the gain on derivative instruments was $6,827,000 as compared to a gain of $2,120,000 for the three months April 30, 2023, resulting in a decrease in value of $4,707,000, or 69%. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized a gain or loss between periods.

Gain on extinguishment of debt. For the three months ended April 30, 2023, the gain on extinguishment of debt was $55,000. There was no gain (loss) for the extinguishment of debt for the three months April 30, 2022.

Other income (expense). Other expense was $1,000 for the three months April 30, 2023 as compared to other income of $2,000 for the three months ended April 30, 2022.

Income tax expense. During the three months ended April 30, 2023, the Company recognized an income tax expense of $51,000. During the three months ended April 30, 2022, the Company recognized an income tax expense of $167,000.

Interest Income (expense). Interest expense increased by $2,025,000, or 121%, from the three months ended April 30, 2022 as compared to the three months ended April 30, 2023. During the quarter ended April 30, 2023, the Company recognized amortization of debt discount of $1,254,000 related to the adjustment to the present value of various convertible notes and debt. Additionally, the Company recognized $1,051,000 in interest cash payments to Post Road, accrual of $179,000 for interest expense for various promissory notes and $131,000 fair value of shares issued as well as $1,088,000 added to the principal balance of various promissory notes, all charged to interest expense as consideration for extension of the maturity dates.

Net income (loss) including noncontrolling interest. Net loss including noncontrolling interest for the three months ended April 30, 2023 was of $2,653,000 compared to the net income of $3,360,000 for the three months ending April 30, 2022.   The net income (loss) including noncontrolling interest between periods is primarily due to the increases and decreases mentioned above.

Net income (loss) attributable to the noncontrolling interest. During the three months ended April 30, 2023 and 2022, the consolidated entity recognized a net income in noncontrolling interest of $409,000 and a net loss of $546,000, respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net loss for the three months ended April 30, 2023 was $2,244,000 as compared to a net income for the three months ended April 30, 2022 of $3,906,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend accrued on convertible preferred stock for the three months ended April 30, 2023 and 2022 was $0 and $4,000, respectively.

Net income (loss) attributable to Digerati’s common shareholders. Net income for the three months April 30, 2023 was $2,244,000 as compared to a net loss for the three months ended April 30, 2022 of $3,902,000.

Nine months ended April 30, 2023 as Compared to the Nine months ended April 30, 2022.

Cloud Software and Service Revenue. Cloud software and service revenue increased by $7,949,000, or 50%, from the nine months ended April 30, 2022 as compared to the nine months ended April 30, 2023. The increase in revenue is primarily attributed to the increase in total customers between periods due to the acquisitions of Skynet in December 2021 and the acquisition of Next Level Internet in February 2022. Our total number of customers increased from 3,963 for the nine months ended April 30, 2022 to 4,446 customers for the nine months ended April 30, 2023. As part of the acquisitions, our primary emphasis is on integrating the secured customers base, consolidating products and services, retaining the monthly recuring revenue, and providing exceptional customer support.

Cost of Services (exclusive of depreciation and amortization). The cost of services increased by $2,495,000, or 40%, from the nine months ended April 30, 2022 as compared to the nine months ended April 30, 2023. The increase in cost of services is primarily attributed to the consolidation of various networks as part of the increase in total customers between periods due to the acquisition of Skynet in December 2021 and the acquisition of Next Level Internet in February 2022. Our total number of customers increased from 3,963 for the nine months ended April 30, 2022 to 4,446 customers for the nine months ended April 30, 2023. Our consolidated gross margin improved by $5,454,000, or 56%, from the nine months ended April 30, 2022 as compared to the nine months ended April 30, 2023. We are not aware of any events that are reasonably likely to cause a material change in the relationship between our costs and our revenues.

Selling, General and Administrative (SG&A) Expenses (exclusive of legal and professional fees and stock compensation expense). SG&A expenses increased by $4,710,000, or 57%, from the nine months ended April 30, 2022 as compared to the nine months ended April 30, 2023. The increase in SG&A is attributed to the acquisition of Skynet in December 2021 and the acquisition of Next Level Internet in February 2022; the Company absorbed all of the employees responsible for service delivery for the customer base, technical support, sales, customer service, and administration.

Stock Compensation expense. Stock compensation expense decreased by $6,000 from the nine months ended April 30, 2022 as compared to the nine months ended April 30, 2023.

Legal and professional fees. Legal and professional fees decreased by $194,000, or 8%, from the nine months ended April 30, 2022 as compared to the nine months ended April 30, 2023, which include legal and professional fees that relate to due diligence, audits for the acquisitions, purchase price allocation, legal fees paid to counsel for Post Road Group, and investor relations.

Bad debt. Bad debt increased by $55,000, or 108%, from the nine months ended April 30, 2022 as compared to the nine months ended April 30, 2023. The increase is attributed to the recognition of $106,000 in bad debt for accounts deemed uncollectible during the nine months ended April 30, 2023. During the nine months ended April 30, 2022, the Company recognized $51,000 in bad debt.

Depreciation and amortization. Depreciation and amortization increased by $398,000, or 16%, from the nine months ended April 30, 2022 as compared to the nine months ended April 30, 2023. The increase is primarily attributed to the acquisitions and related amortization for intangible assets and the additional depreciation related to the assets acquired from Skynet and NextLevel.

Operating loss. The Company reported an operating loss of $3,040,000 from the nine months ended April 30, 2023 as compared to an operating loss of $3,525,000 for the nine months ended April 30, 2022. The decrease in operating loss of $485,000, or 14%, between periods is primarily due to net increases in SG&A for $4,710,000, cost of services (exclusive of depreciation and amortization) for $2,495,000, $55,000 for bad debt, and $398,000 for depreciation and amortization expense, offset by the improvement in gross margin of $5,454,000 and the reduction in legal and professional fees of $194,000.

Gain on derivative instruments. The gain on derivative instruments decreased by $4,942,000 from the nine months ended April 30, 2022 as compared to the nine months ended April 30, 2023. We are required to re-measure all derivative instruments at the end of each reporting period and adjust those instruments to market, as a result of the re- measurement of all derivative instruments we recognized a gain or loss between periods.

Gain (loss) on extinguishment of debt. For the nine months ended April 30, 2023, the gain on extinguishment of debt was $55,000. For the nine months ended April 30, 2022, the loss on extinguishment of debt was $5,480,000. On December 20, 2021, Verve Cloud, Inc., a Nevada entity (“Verve Cloud”) and Post Road entered into an amendment to the Credit Agreement (the “Amendment”) in connection with which Verve Cloud issued an Amended and Restated Term Loan A Note (the “A&R Term Loan A Note”) in replacement of the Term Loan A Note. Under the First Amendment, the Term Loan B Note principal of $3,500,000, accrued interest of $187,442, and amendment fee of $1,418,744 were recapitalized under the revised A&R Term Loan A Note. Pursuant to the First Amendment, the additional proceeds of $6,000,000 were used to fund the acquisition of Skynet Telecom LLC’s assets and for general corporate and working capital purposes as well as professional fees and other fees and expenses with respect to the transactions contemplated by the Amendment. The Company evaluated the amendment and the recapitalization of the notes and accounted for these changes as an extinguishment of debt and recognized a loss on extinguishment of debt of $5,480,000, which is comprised of the full amortization debt discount of $4,061,000 and amendment fees of $1,419,000.

Other income (expense). Other income (expense) improved by $455,000 from the nine months ended April 30, 2022 as compared to the nine months ended April 30, 2023. The improvement in other income is mostly due to the recognition of a gain on a settlement of conversion premium of $466,000 from a convertible note.

Interest expense. Interest expense increased by $3,574,000 from the nine months ended April 30, 2022 as compared to the nine months ended April 30, 2023. During the nine months ended April 30, 2023, the Company recognized amortization of debt discount of $2,044,000 related to the adjustment to the present value of various convertible notes and debt. Additionally, the Company recognized $2,995,000 in interest cash payments to Post Road, accrual of $417,000 for interest expense for various promissory notes and $471,000 fair value of shares issued as well as $2,227,000 added to the principal balance of various promissory notes, all charged to interest expense as consideration for extension of the maturity dates.

Income tax benefit (expense). During the nine months ended April 30, 2023, the Company recognized an income tax expense of $128,000. During the nine months ended April 30, 2022 the Company recognized an income tax expense of $285,000.

Net loss including noncontrolling interest. Net loss including noncontrolling interest for the nine months ended April 30, 2022 was $6,018,000 as compared to the net loss of $7,902,000 for the nine months ended April 30, 2023. The net loss including noncontrolling interest between periods is primarily due to the increases and decreases mentioned above.

Net loss attributable to the noncontrolling interest. During the nine months ended April 30, 2023 and 2022, the consolidated entity recognized a net income in noncontrolling interest of $898,000 and a net loss of $1,306,000 respectively. The noncontrolling interest is presented as a separate line item in the Company’s stockholders equity section of the balance sheet.

Net income (loss) attributable to Digerati’s shareholders. Net loss for the nine months ended April 30, 2023 was $7,004,000 as compared to a net loss for the nine months ended April 30, 2022 of $4,712,000.

Deemed dividend on Series A Convertible Preferred Stock. Dividend accrued on convertible preferred stock for the nine months ended April 30, 2023 and 2022 was $8,000 and $14,000, respectively.

Net income (loss) attributable to Digerati’s common shareholders. Net loss for the nine months ended April 30, 2023 was $7,012,000 compared to a net income for the nine months ended April 30, 2022 of $4,726,000.

Liquidity and Capital Resources

Cash Position: We had a consolidated cash balance of approximately $997,000 as of April 30, 2023. Net cash used in operating activities during the nine months ended April 30, 2023 was approximately $3,100,000. The net cash used by operating activities resulted primarily from the net loss incurred during the nine months ended April 30, 2023 as a result of operating expenses, that included $81,000 in stock compensation and warrant expense, bad debt expense of $106,000, amortization of right-of-use assets for $624,000, gain on settlement of conversion premium for $466,000, amortization of debt discount of $2,104,000, gain on derivative liability of $2,893,000, gain on extinguishment of debt of $55,000, depreciation and amortization expense of $2,912,000, debt extension fee charged to interest expense for $689,000, and common stock issued for debt extension charged to interest expense for $505,000. The change in operating assets and liabilities resulted in a net increase of $1,196,000.

Cash used in investing activities during the nine months ended April 30, 2023 was $467,000, which was used for the acquisition of equipment.

Cash provided by financing activities during the nine months ended April 30, 2023 was $3,055,000. The net increase in cash provided by financing was primarily due to the Company securing $4,491,000 from convertible notes, net of issuance costs and discounts and securing $250,000 from debt financing from a related party, net of issuance costs and discounts, proceeds from the exercise of warrants of $22,000, offset by principal payments of $520,000 on various convertible notes, principal payments of $548,000 on debt, principal payments on related party notes of $568,000, and $72,000 in principal payments on equipment financing.

Overall, our net operating, investing, and financing activities during the nine months ended April 30, 2023 resulted in a net decrease in cash and cash equivalents for $512,000.

Digerati’s consolidated financial statements for the nine months ended April 30, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Since the Company’s inception in 1993, Digerati has incurred net losses and accumulated a deficit of approximately $120,397,000 and a working capital deficit of approximately $65,429,000 which raises doubt about Digerati’s ability to continue as a going concern.

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

Our cash requirements to meet our interest payments to Post Road, capital expenditure needs, and operational cash flow needs over the next 18 months are estimated to be approximately $3,500,000. The Company anticipates issuing additional equity or entering into additional Convertible Notes to secure the funding required meet these cash needs. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, the Company may not be able to meet its interest payments, capital expenditures and operational needs. As a result, the Company will be required to negotiate with its lender the terms of the current financing agreements, in addition to postponing the timing of deployment of its capital expenditures and extending the timing of the operational cash needs.

The Credit Agreement contains customary representations, warranties, and indemnification provisions. The Credit Agreement also contains affirmative and negative covenants with respect to operation of the business and properties of the loan parties as well as financial performance. Below are key financial covenant requirements, (measured quarterly) for the fiscal quarter ended April 30, 2023:

●	Maximum–Allowed - Senior Leverage Ratio of 6.18 to 1.00

●	Minimum–Allowed – EBITDA (on an annualized basis) of $4,565,009

●	Minimum–Allowed - Liquidity of $2,000,000

●	Minimum–Allowed - Interest Coverage of 1.00 to 1.00

As of April 30, 2023, the Company was not in compliance with our financial covenants with Post Road, and as a result, the Notes were classified as current. The Company has requested that Post Road agree to forbear from exercising its remedies in connection with, among other things, the financial covenants that were not complied with during the quarter ended April 30, 2023. There can be no assurance that we will be able to restructure our financial covenants with Post Road. If the Company is not able to reach an agreement to restructure our financial covenants requirements and Post Road declares an event of default, it would have a material adverse effect on our business and financial condition, including the possibility of Post Road foreclosing on some or all of our assets.

On December 15, 2022, the lender agreed to forbear from exercising its remedies in connection with the financial covenants that were not complied with during the quarter ended October 31, 2022, as well as certain other specified defaults, until December 23, 2022.

On February 3, 2023, the Company, the Verve Cloud Nevada Parties (as defined in Note 2 to the financial statements), and Post Road entered into a Consent, Limited Waiver and Fourth Amendment to Credit Agreement and Amendment to the Notes (the “Fourth Amendment”). The Fourth Amendment is effective as of December 23, 2022. Among other things, the Fourth Amendment conditionally revises each of the six financial covenants set forth in Section 11.12 of the Credit Agreement (related to maximum leverage, minimum liquidity, minimum EBITDA, maximum capital expenditures, minimum interest coverage (a provision that replaces the minimum fixed charge coverage ratio provision), and maximum churn). In addition, pursuant to the Fourth Amendment, none of the financial covenants contained in Section 11.12 of the Credit Agreement, as amended by the Fourth Amendment, were to be tested as of the January 31, 2023 fiscal quarter end date so long as no events of default had occurred, other than minimum liquidity of $1,000,000, which was tested and met as of January 31, 2023. The Fourth Amendment provides that these revised financial covenants will be null and void if the Merger (as defined in Note 12) does not close by February 28, 2023 (the “Merger Outside Closing Date”), in which case the financial covenants in effect under Section 11.12 of the Credit Agreement shall automatically, and without notice to the Verve Cloud Nevada Parties, revert to those in effect immediately prior to the Fourth Amendment.

Pursuant to the Fourth Amendment, Post Road agreed to conditionally waive each and all of the Specified Defaults (as defined in the Fourth Amendment). Post Road’s waiver of the Specified Defaults are contingent on the Merger closing on or before the Merger Outside Closing Date in accordance with the Business Combination Agreement (as defined in Note 12) and no events of default (other than the Specified Defaults) or any condition or event that, with the giving of notice or the lapse of time or both, would constitute an event of default, existing under the Credit Agreement on the Merger closing date.

The Fourth Amendment amends the Credit Agreement and the Notes to modify the interest rate payable by Verve Cloud.

On March 13, 2023, the Company, the Verve Cloud Nevada Parties, and Post Road entered into the Fifth Amendment to Credit Agreement, with an effective date of February 28, 2023, which specifically revises the Merger Outside Closing Date, replacing the “February 28, 2023” date with “April 28, 2023,” without amending, supplementing or otherwise modifying any other terms, or any of the conditions, set forth in the Credit Agreement.

On April 3, 2023, the Company, the Verve Cloud Nevada Parties, and Post Road entered into a Sixth Amendment to its Credit Agreement (the “Sixth Amendment”). Pursuant to the Sixth Amendment, Post Road agreed to increase the aggregate net unpaid principal amount (i.e., less original issue discounts and transaction costs paid in cash by Company upon the closing thereof and disclosed in writing to Post Road) the Company is allowed to borrow in the form of convertible loans to $3,500,000. This amount was increased from the $3,000,000 agreed to by Post Road pursuant to the Fourth Amendment.

Pursuant to the Sixth Amendment, Post Road agreed to defer the cash interest otherwise due and payable on April 1, 2023 to the May 1, 2023 payment date.

On May 1, 2023, the Company, the Verve Cloud Nevada Parties, and Post Road entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”). The Seventh Amendment is dated as of May 1, 2023, with an effective date of April 28, 2023. Pursuant to the Seventh Amendment, the Merger Outside Closing Date was amended to May 31, 2023, or such later date as agreed to in writing by Post Road in its sole discretion.

The Seventh Amendment also modified the negative covenants set forth in the Credit Agreement to add a new section on material nonpublic information (“MNPI”). The Seventh Amendment’s modifications to the Credit Agreement provide that if Post Road elects not to receive MNPI from the Company during any period during which the Company is obligated to deliver a notice to Post Road which notice would include MNPI, the Company will inform Post Road of its obligation to deliver the notice, and Post Road will inform the Company whether it elects to receive such notice. If Post Road elects to receive the notice of MNPI, the Company shall deliver such notice in accordance with the Credit Agreement, and if Post Road elects not to receive such notice, the Company shall not deliver the notice and Post Road shall have waived its rights to receive delivery of the notice. Any election by Post Road to waive their right to receive delivery of any notice of MNPI applies only with respect to the specific notice and not to any subsequent notice.

Pursuant to the Seventh Amendment, Post Road agreed to defer the cash interest otherwise due and payable on April 1, 2023 and May 1, 2023 to the June 1, 2023 payment date.

While Digerati, the parent company of Verve Cloud, is not subject to these financial covenants, they have had and will continue to have a material impact on Verve Cloud’s expenditures and ability to raise funds.

In addition, our Term Loan C Note payable to Post Road with a maturity date of August 4, 2023, requires a full principal payment and accrued interest by the maturity date. We will work with our equity partners to secure additional financings to meet this obligation by the maturity date. In addition, we will work with our lender on the current terms to the Term Loan C Note, to extend the maturity date or restructure the terms of the note. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms to meet the cash payment requirements on the Term Loan C Note. In addition, there can be no assurance that we will be able to restructure the terms or extend the maturity date of the Term Loan C Note with Post Road. If the Company is not able to restructure the financing or repay the Term Loan C Note by the August 4th maturity date and Post Road declares an event of default, it would have a material adverse effect on our business and financial condition, including the possibility of Post Road foreclosing on some or all of our assets.

Verve Cloud’s obligations under the Credit Agreement are secured, in part, by a first-priority security interest in all of the assets of the Verve Cloud Nevada Parties and are guaranteed by Verve Cloud’s other subsidiaries pursuant to the Guaranty and Collateral Agreement, dated November 17, 2020, subsequently amended on December 31, 2021, February 4, 2022, December 15, 2022, and February 3, 2023 by and among Verve Cloud, the Company’s other subsidiaries, and Post Road Administrative LLC (the “Guaranty and Collateral Agreement”). In addition, Verve Cloud’s obligations under the Credit Agreement are, pursuant to a Pledge Agreement (the “Pledge Agreement”), secured by a pledge of a first priority security interest in Verve Cloud’s 100% equity ownership of each of Verve Cloud’s operating companies.

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

Management believes that available resources as of April 30, 2023, will not be sufficient to fund the Company’s operations, debt service and corporate expenses over the next 12 months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, and other things, raising additional capital, issuing stock-based compensation to certain members of the executive management team in lieu of cash, or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to secure such best-efforts funding from various possible sources, including equity or debt financing, sales of assets, or collaborative arrangements. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences, or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies. There can be no assurance that the Company will be able to raise additional funds or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to curtail its operations, and the Company may not be able to pay off its obligations, if and when they come due.

Our current cash expenses are expected to be approximately $1,300,000 per month, including wages, rent, utilities, corporate expenses, and legal professional fees associated with potential acquisitions. As described elsewhere herein, we are not generating sufficient cash from operations to pay for our corporate and ongoing operating expenses, or to pay our current liabilities. As of April 30, 2023, our total liabilities were approximately $69,632,000, which included $7,759,000 in derivative liabilities. We will continue to use our available cash on hand to cover our deficiencies in operating expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended April 30, 2023, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 21, 2021, T3 Communications, Inc.(“T3”), a subsidiary of the Company, entered into a settlement agreement with Carolina Financial Securities, LLC (“CFS”). Under the settlement agreement the parties agreed to resolve all issues and claims related to the lawsuit. Pursuant to the settlement agreement, T3 agreed to pay CFS a total of $300,000, payable as follows: $100,000 by October 15, 2021, and $200,000 payable in 15 monthly installments of $13,333.33 beginning November 15, 2021. As of April 30, 2023 and July 31, 2022, the outstanding balances were $0 and $80,000, respectively.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended April 30, 2023 that were not previously reported in a Current Report on Form 8-K except as follows. The sales and issuances of the securities described below were made pursuant to the exemptions from registration contained into Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as described in this prospectus, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

During the three months ended April 30, 2023, the Company issued 899,500 shares of common stock in connection with new convertible promissory notes. At the time of issuance, the Company recognized the relative fair market value of the common shares of approximately $75,000  as debt discount, and it will be amortized to interest expense during the term of the promissory notes.

During the three months ended April 30, 2023, the Company issued 2,180,000 shares of common stock as consideration for the extension of maturity dates for the convertible promissory notes. The Company recognized the fair market value of the common shares of approximately $165,000  which was recognized as interest at the time of each extension.

During the three months ended April 30, 2023, the Company issued 1,500,000 shares of common stock in connection with the conversion of $75,000 of convertible promissory notes.

During the three months ended April 30, 2023, the Company issued 1,370,551 shares of common stock in conjunction with incentive plan accomplishments.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits

Number	Description

2.1	Amendment No. 1 to Business Combination Agreement, dated as of February 14, 2023 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on February 17, 2023).
2.2	Amendment No. 2 to Business Combination Agreement, dated as of February 24, 2023 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 1, 2023).
4.1	Convertible Promissory Note for $110,000 with LGH Investments, LLC dated March 7, 2023 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 6, 2023).
4.2*	Convertible Promissory Note for $192,000 with Mast Hill Fund, L.P. dated March 17, 2023.
4.3	Convertible Promissory Note for $275,000 with MGR Limited Partnership dated April 14, 2023 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on May 15, 2023).
4.4*	Amendment 3 to Convertible Promissory Note for $50,000 with Tysadco Partners, LLC, dated February 1, 2023 (extension of maturity date).
4.5*	Amendment 3 to Convertible Promissory Note for $50,000 with Tysadco Partners, LLC, dated April 14, 2023 (extension of maturity date).
4.6*	Amendment 5 to Convertible Promissory Note for $25,000 with Lucas Ventures, LLC dated March 30, 2023 (extension of maturity date).
4.7*	Amendment 2 to Convertible Promissory Note for $18,000 with Tysadco Partners, LLC dated February 28, 2023 (extension of maturity date).
4.8*	Amendment 2 to Convertible Promissory Note for $18,000 with Tysadco Partners, LLC dated March 29, 2023 (extension of maturity date).
4.9*	Amendment 2 to Convertible Promissory Note for $30,000 with Tysadco Partners, LLC dated April 29, 2023 (extension of maturity date).
4.10*	Amendment 2 to Convertible Promissory Note for $30,000 with Lucas Ventures, LLC dated April 25, 2023 (extension of maturity date).
4.11	Form of Promissory Note issued by Digerati Technologies, Inc. to the Three December Investors, dated December 12th, 20th, and 22nd, 2022 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 7, 2023).
4.12*	Form of Warrant Agreement with Mast Hill Fund, L.P. dated March 17, 2023.
4.13*	Form of Warrant Agreement with 3BRT Investments, LP dated March 30, 2023.
4.14*	Amendment 3 to Convertible Promissory Note for $117,467 with ClearThink Capital Partners, LLC dated May 24, 2023 (extension of first principal payment).
4.15*	Amendment 1 to Convertible Promissory Note for $660,000 with Graham A. Gardner dated June 1, 2023 (extension of maturity date).
4.16*	Amendment 1 to Convertible Promissory Note for $660,000 with Blue Ocean Investments, LLC dated June 1, 2023 (extension of maturity date).
4.17	Convertible Promissory Note for $55,000 with Lucas Ventures, LLC dated May 9, 2023 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on May 15, 2023).

10.1	Securities Purchase Agreement for $110,000 LGH Investments dated March 7, 2023 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2023).
10.2*	Securities Purchase Agreement for $192,000 Mast Hill dated March 17, 2023.
10.3*	Amendment 4 to the Securities Purchase Agreement by Skynet Telecom, LLC dated May 10, 2023.
10.4*	Amendment to the Company’s 2015 Equity Compensation Plan dated May 25, 2023 (increases the number of Common Shares available for Stock Option grants).
10.5*	Forbearance Agreement to Equity Purchase Agreement by T3 Communications, Inc. and The Jerry and Lisa Morris Revocable Trust dated May 1, 2023.
10.6*	Forbearance Agreement to Equity Purchase Agreement by T3 Communications, Inc. and Jeffery Posner dated May 1, 2023.
10.7	Consent, Limited Waiver and Fourth Amendment to Credit Agreement and Amendment to Notes by and among T3 Communications, Inc., the Subsidiaries of T3 Communications (including Next Level Internet, Inc.), Post Road Special Opportunity Fund II LP, and Post Road Administrative LLC, dated as of February 3, 2023 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 9, 2023).
10.8	Fifth Amendment to Credit Agreement by and among T3 Communications, Inc., the Subsidiaries of T3 Communications (including Next Level Internet, Inc.), Post Road Special Opportunity Fund II LP, and Post Road Administrative LLC, dated as of March 13, 2023 (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on March 17, 2023.
10.9	Sixth Amendment to Credit Agreement and Amendment to Notes by and among T3 Communications, Inc., the Subsidiaries of T3 Communications (including Next Level Internet, Inc.), Post Road Special Opportunity Fund II LP and Post Road Administrative LLC, dated as of April 3, 2023 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2023.
10.10	Securities Purchase Agreement for $55,000 with Lucas Ventures, LLC dated May 9, 2023 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 15, 2023).
31.1*	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of our President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of our Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGERATI TECHNOLOGIES, INC.

Date: June 15, 2023	By:	/s/ Arthur L. Smith
	Name:	Arthur L. Smith
	Title:	President and
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: June 15, 2023	By:	/s/ Antonio Estrada Jr.
	Name:	Antonio Estrada Jr.
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)